Form 10-K
period 1993-12-31
ITT RAYONIER INC
filed 1994-03-25
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

    (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the year ended December 31, 1993
                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from ............ to ............


                         COMMISSION FILE NUMBER 1-6780

                                 RAYONIER  INC.

                  Incorporated in the State of North Carolina

                 I.R.S. Employer Identification No. 13-2607329

                 1177 SUMMER STREET, STAMFORD, CT.  06905-5529

                          (Principal Executive Office)

                       Telephone Number:  (203) 348-7000

          Securities registered pursuant to Section 12(b) of the Act, all of which are registered on the New York Stock Exchange:

                                 Common Shares
                        7.5% Notes, due October 15, 2002
                        Medium Term Notes, due 1998-1999

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES (x)   NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant on March 15, 1994 was approximately $953 million.

As of March 15, 1994, there were outstanding 29,565,392 Common Shares of the Registrant.

                              TABLE OF CONTENTS



    ITEM                                                                   PAGE

                                    PART I

       1.   Business                                                          1
       2.   Properties                                                        9
       3.   Legal Proceedings                                                 9
       4.   Submission of Matters to a Vote of Security Holders              10

                                   PART II

       5.   Market for the Registrant's Common Equity and
               Related Stockholder Matters                                   10
       6.   Selected Financial Data                                          11
       7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 13
       8.   Financial Statements and Supplementary Data                      19
       9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                      20

                                   PART III

      10.   Directors and Executive Officers of the Registrant               20
      11.   Executive Compensation                                           24
      12.   Security Ownership of Certain Beneficial Owners and Management   33
      13.   Certain Relationships and Related Transactions                   33

                                   PART IV

      14.   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                           35

                        INDEX TO FINANCIAL STATEMENTS


Report of Management                                               F-1

Report of Independent Public Accountants                           F-2

Statements of Consolidated Income for the
  Three Years Ended December 31, 1993                              F-3

Consolidated Balance Sheets as of
  December 31, 1993 and 1992                                       F-4 to F-5

Statements of Consolidated Retained Earnings
  and Statements of Consolidated Common Shares
  and Cumulative Preferred Stock for the
  Three Years Ended December 31, 1993                              F-6

Statements of Consolidated Cash Flows for the
  Three Years Ended December 31, 1993                              F-7

Notes to Consolidated Financial Statements                         F-8 to F-19




                    INDEX TO FINANCIAL STATEMENT SCHEDULES

(All schedules not listed below have been omitted because they are not applicable, the required matter is not present, the amounts are insignificant or immaterial, or the information has been otherwise supplied in the financial statements or the notes thereto.)

Schedule V      -   Property, Plant and Equipment                  S-1 to S-2

Schedule VI     -   Accumulated Depreciation, Depletion
                    and Amortization of Property, Plant
                    and Equipment                                  S-3 to S-4

Schedule X      -   Supplementary Income Statement Information     S-5

Signatures                                                         A

Exhibit Index                                                      B to C

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Rayonier Inc. (Rayonier or the Company) is a leading international forest products company primarily engaged in the trading, merchandising and manufacture of logs, timber and wood products, and in the production and sale of high value added specialty pulps. In 1993, timber and wood products accounted for 51 percent of sales and pulp products accounted for 49 percent of sales. For further data on sales, operating income and identifiable assets by segment, see Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 of the accompanying Notes to Consolidated Financial Statements.

Rayonier traces its origin to the founding of Rainier Pulp and Paper Company in Shelton, Washington, in 1926. With the consolidation of several pulp companies in 1937, the Company became "Rayonier Incorporated", a corporation whose stock was publicly traded on the New York Stock Exchange (NYSE) until Rayonier became a wholly owned subsidiary of ITT Corporation (ITT) in 1968. On February 28, 1994 (the Distribution Date), Rayonier again became an independent company when ITT distributed all of the Common Shares of Rayonier to ITT stockholders. Rayonier shares are publicly traded on the NYSE under the symbol "RYN."

Rayonier owns, leases or controls approximately 1.5 million acres of timberland in the United States and New Zealand. In addition, the Company operates three pulp mills and two lumber manufacturing facilities in the United States. In 1992 the Company made two strategic moves to better balance operating assets between pulp products and its more stable timber and wood products business. In May 1992, the Company acquired long-term harvest rights to approximately 250,000 acres of timberland in New Zealand, and in the fourth quarter of 1992, permanently terminated operations at the Grays Harbor Pulp Mill and Vanillin plant, and the associated Grays Harbor Paper Company (collectively referred to as the Grays Harbor Complex).

With customers in over 60 countries, more than half of Rayonier's 1993 sales of $936 million were shipped to customers outside of the United States, with Asian and Western European customers representing 36 percent and 12 percent of total sales in 1993, respectively.

Rayonier is a North Carolina corporation with its principal executive offices at 1177 Summer Street, Stamford, CT 06905- 5529, and its telephone number is
(203) 348-7000.

TIMBER AND WOOD PRODUCTS

Rayonier owns, buys and harvests timber stumpage, and purchases delivered logs, in North America and New Zealand, for subsequent sale into export markets (primarily to Japan, Korea and China), as well as to domestic lumber and pulp mills. Rayonier also produces dimension and specialty lumber products for residential construction and industrial uses.

Rayonier participates in the worldwide timber and wood products business in three specific ways:

Log Trading and Merchandising -- The Company harvests logs from Company owned parcels and from third party parcels on which the Company has acquired cutting rights, and purchases logs on the open markets. The Company then subsequently packages and sells these logs throughout the world.

Timberlands Management and Stumpage (Standing Timber) Sales -- The Company manages owned, leased and otherwise controlled timber properties and, after scientifically growing and nurturing the trees to their economic peak, sells the cutting rights to the timber on these properties at market prices through auction or negotiation.

Wood Products Sales -- The Company manufactures and sells lumber products for construction and other uses both domestically and in international markets.

Sales for the last three years by principal line of business are shown below (in millions of dollars):

                                                                                   Sales
                                                                  --------------------------------------
         Timber and Wood Products                                 1993             1992             1991
         ------------------------                                 ----             ----             ----
         Log Trading and Merchandising                            $365             $301             $294
         Timberlands Management and Stumpage
           (Standing Timber) Sales                                 120              123              106
         Wood Products Sales                                        47               33               24
                                                                    --               --               --

              Total Before Intrasegment
                 Eliminations                                      532              457              424
         Intrasegment Eliminations                                 (16)             (14)             (22)
                                                                   ---              ---              ---
              Total                                               $516             $443             $402
                                                                   ===              ===              ===

LOG TRADING AND MERCHANDISING

Rayonier is a leading supplier and exporter of softwood logs. Rayonier buys and harvests timber stumpage (cutting rights to standing timber) principally in Northwest North America from third parties as well as from Company sources on an arms-length basis, competitively auctioned or negotiated. The Company also purchases, merchandises and sells purchased logs from New Zealand, both domestically in New Zealand as well as in export markets. The sale of logs accounted for approximately 71 percent of the Timber and Wood Products segment's sales in 1993. In 1993, 64 percent of New Zealand's sales came from Company-managed timberlands. In North America 8 percent was directly sourced from Rayonier's timberlands, however, approximately another 2 percent is purchased as logs from local dealers who had, in turn, purchased their cutting rights from the Company's timberland stumpage sales.

The logs harvested and purchased are sold into export markets (primarily to Japan, Korea and China), as well as to pulp and lumber mills in domestic markets. The Company also trades Canadian and Russian timber. During 1993, approximately 83 percent of the revenues Rayonier derived from the sale of logs were from logs sold to export markets.

TIMBERLANDS MANAGEMENT AND STUMPAGE (STANDING TIMBER) SALES

Rayonier manages timberlands, scientifically growing and nurturing tree stands until their economic peak for specific markets. The average rotation age for timber destined for export markets from the Northwestern United States is 50 years (primarily hemlock and Douglas fir species). The average rotation age for timber from the Southeastern United States is 25 years for timber sold to sawmills and 20 years for pulp wood destined for pulp and paper mills. The Company manages its timberlands on a sustainable yield basis in conformity with forest industry practices.

The Company is organized to regularly sell timber stumpage in North America through auction processes predominately to third parties. By requiring the Company's other business sectors (e.g., Specialty Pulp Products and Log Trading and Merchandising) to competitively bid on the stumpage, the Company believes it can maximize the true economic return on its investment.

Also key to the success of the Company's management of timberlands has been the extensive application of Rayonier's silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species and careful timing of harvest, all designed to maximize growth and forest yields while responding to environmental needs.

As of December 31, 1993, Rayonier managed approximately 1.5 million acres of timberlands, with approximately 863,000 acres or 58 percent located in the Southeastern United States, approximately 379,000 acres or 25 percent located in the Pacific Northwest (see "Rayonier Timberlands, L.P.") and approximately 253,000 acres or 17 percent located in New Zealand.

The 863,000 acres of Southeastern timberlands are located primarily in Georgia and Florida. Their proximity to a large number of pulp, paper and lumber mills results in significant competition for the purchase of Rayonier's timber. Approximately 726,000 acres are owned in fee and 137,000 acres are held under long-term leases. The Southeastern timberlands include approximately 554,000 acres of pine plantations, 290,000 acres of hardwood lands and 19,000 non-forest acres (representing main line and access roads and other acreage not suitable for forest development). Approximately

60 percent of the timber harvest is pulpwood, which is destined for pulp mills, with the remaining 40 percent being higher value sawlogs, which are sold to sawmills. Over the last five years the Company, through advanced silvicultural practices, has been able to increase the amount of timber volume per acre available for harvest from its Southeastern timberlands by approximately 2-3 percent per year and expects this trend to continue.

The 379,000 acres of the Company's Northwestern timberlands are located primarily on the Olympic Peninsula in Washington state, are all owned in fee and consist almost entirely of second-growth trees. The dramatic reduction of Northwest federal timber supply due to a shift to preservationist management has significantly increased demand on all alternative private timber supply, including that of the Company. These timberlands include approximately 322,000 acres of softwood stands, approximately 70 percent of which is hemlock and 30 percent Douglas fir, western red cedar and white fir. The Northwestern timberlands also include approximately 19,000 acres of hardwood timber stands, consisting principally of alder and maple. The remaining 38,000 acres are classified as non-forest lands.

On May 15, 1992, Rayonier, through its wholly owned New Zealand subsidiary, purchased for approximately $197 million from the New Zealand government forest assets consisting primarily of Crown Forest licenses providing the right to utilize approximately 250,000 acres of New Zealand plantation forests for a minimum period of 35 years. Most of these timberlands consist of radiata pine trees, with a planting-to-harvesting time of approximately 27 years, well-suited for the highest quality lumber and panel products. These trees typically produce up to twice as much fiber per acre, per year as the most productive commercial tree species in the United States. Rayonier intends to grow and harvest the New Zealand timber for both domestic New Zealand uses and for export primarily to Pacific Rim markets. The Company believes the acquisition was an important strategic initiative, in that it increased Rayonier's assets employed in the Timber and Wood Products segment from 29 percent to 40 percent of total assets from 1991 to 1992, further reducing the effects of the Specialty Pulp Products segment's cyclicality on Rayonier's earnings and cash flows because of the more stable characteristics of the timber stumpage business.

Rayonier seeks to maximize timberland value through reforestation and intensive silvicultural research to improve tree growth and to systematically manage the timberlands investment cycle by optimizing the economic returns on a species, site and market driven basis. Management of the Company's forest resources includes the annual planting of millions of genetically improved seedlings developed at Rayonier or cooperative nurseries.

WOOD PRODUCTS SALES

Rayonier's two Georgia lumber mills located at Baxley and Swainsboro convert southern yellow pine timber into dimension and specialty lumber products for residential construction and industrial uses. The Baxley mill utilizes modern and technologically advanced equipment, including computer and laser technology. The other lumber mill (an integrated complex located at Swainsboro and Lumber City, Georgia) was acquired in October 1993. The mills have a combined annual capacity of approximately 200 million board feet of lumber and an annual output of approximately 483,000 tons of wood chips for pulping. The mills sell their lumber output primarily in Southeastern markets. Their entire wood chip production, however, is shipped to Rayonier's Jesup, Georgia pulp facility and accounts for approximately 20 percent of Jesup's pine chip consumption. The sale of lumber accounted for approximately 9 percent of the Timber and Wood Products segment's sales in 1993.

Sales of logs and lumber in the Timber and Wood Products segment are made directly by Rayonier sales personnel to customers, although sales to certain export locations are made through agents.

SPECIALTY PULP PRODUCTS

Rayonier is a leading specialty manufacturer of chemical cellulose, often called dissolving pulp, from which customers produce a wide variety of products, principally textile, industrial and filtration fibers, plastics and other chemical intermediate industrial products. Rayonier believes that it is one of the world's largest manufacturers of high grade chemical cellulose. Rayonier also manufactures fluff pulps that customers use to produce diapers and other sanitary products, and specialty paper pulps used in the manufacture of products such as filters and decorative laminates.

Sales for the last three years, by principal line of business are shown below (in millions of dollars):

                                                                   Sales
                                                   --------------------------------------
         Specialty Pulp Products                   1993             1992             1991
         -----------------------                   ----             ----             ----
         Chemical Cellulose                        $279             $307             $325
         Fluff and Specialty Paper Pulps            183              218              228
                                                    ---              ---              ---
           Total                                   $462             $525             $553
                                                    ===              ===              ===


Rayonier manufactures more than 25 different grades of pulp. The Company owns and operates three wood pulp mills which have an aggregate annual capacity of approximately 826,000 metric tons. Rayonier's wood pulp production facilities are able to manufacture a broad mix of products to meet customers' needs. The Company owns wood pulp production facilities in Jesup, Georgia; Fernandina Beach, Florida; and Port Angeles, Washington. The Jesup facility, a kraft mill that began operations in 1954 and was subsequently significantly expanded and modernized, today accounts for approximately 530,000 metric tons of annual wood pulp production capacity, or 64 percent of Rayonier's current total. The Fernandina Beach facility began operations in 1939 and accounts for approximately 146,000 metric tons of annual wood pulp production capacity, or 18 percent of Rayonier's current total. The Port Angeles facility began operations in 1929 and accounts for approximately 150,000 metric tons of annual wood pulp production capacity, or 18 percent of Rayonier's current total.

Rayonier does not convert its pulps into finished products but instead concentrates on the production of specialty market pulps that are sold to industrial companies producing a wide variety of products. Rayonier manufactures its specialty pulp products to customers' specifications. Approximately half of Rayonier's pulp sales are to export customers, with the more important overseas markets being Western Europe (23 percent of sales) and Japan (12 percent of sales). Over 90 percent of specialty pulp sales are made directly by Rayonier sales personnel. In certain of the Company's export locations, sales are made with the aid of agents.

CHEMICAL CELLULOSE

Rayonier is one of the world's leading producers of chemical cellulose, often called dissolving pulp, which is a highly-purified form of pulp. Chemical cellulose is used in a wide variety of products such as textile fibers, rigid packaging, photographic film, impact-resistant plastics, high tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, cigarette filters, lacquers, paints, printing inks and explosives. Chemical cellulose accounted for approximately 60 percent of the Company's Specialty Pulp Products' sales in 1993.

Within the chemical cellulose industry, Rayonier concentrates on the most highly valued, technologically demanding end uses, such as cellulose acetate and high purity cellulose ethers. In each of these markets, Rayonier believes it is the leading supplier.

FLUFF AND SPECIALTY PAPER PULPS

Rayonier believes it is one of the top five suppliers to the fluff pulp sector. Fluff pulp is used as an absorbent medium in products such as disposable baby diapers, personal sanitary napkins, incontinent pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Fluff pulp accounted for approximately 33 percent of the Company's pulp sales in 1993.

Rayonier is a major producer of specialty paper pulps and produces a small volume of regular paper pulp. Customers use Rayonier's specialty paper pulps to manufacture paper for decorative laminates for counter tops, shoe innersoles, battery separators, circuit boards, air and oil filters and filter media for the food industry. Specialty paper pulp sales were 5 percent of Rayonier's total pulp sales in 1993. A small volume of regular paper pulp, less than 2 percent of total Company pulp sales, is used in the manufacture of bond, book and printing paper.

PULP PRICING

Rayonier believes pulp industry prices are currently at or near a cyclical low. On an inflation adjusted basis such prices are at or below historical lows. However, while Rayonier's pricing has been adversely impacted, the Company's higher value pulps are significantly less cyclical than commodity paper pulp.

Because Rayonier is a non-integrated market pulp producer, its high value product mix pricing trends tend to lag (on both the upturn and downturn) pulp and paper industry trends which are dominated by paper, paperboard and newsprint products. Over the past ten to twelve years, compared to commodity paper pulp prices, the Company's price trends for fluff grades have lagged by one to two quarters and for chemical cellulose by three to four quarters.

FOREIGN SALES AND OPERATIONS

Rayonier relies on foreign markets for its pulp and timber products with approximately 50 percent of its sales going to foreign customers during the past five years. In 1993, Asian markets accounted for 30 percent of U.S. sales and Western Europe 12 percent. Exports, primarily to Asian markets, also accounted for 78 percent of Rayonier's New Zealand sales. The Company is therefore reasonably dependent upon strong economic growth in all international markets including that of the United States. With alternate markets in Latin America and the Middle East, however, the Company has been able to spread its geographical risk when specific markets have entered economic recessions.

In recent years, substantially all of Rayonier's operating activities have been in the United States. In May 1992, the Company purchased timber rights in New Zealand, significantly increasing its overseas assets. Overseas assets amounted to 15 percent of total assets as of the end of 1993, and Rayonier's sales from non-U.S. sources in 1993 were 10 percent of total sales.

The following tables summarize the sales, operating income and identifiable assets of the Company by geographical operating area for the three years ended December 31, 1993 (in millions of dollars):

                                                                      Sales
                                                   --------------------------------------
                                                   1993             1992             1991
                                                   ----             ----             ----
         United States                             $839           $  944           $  968
         New Zealand                                 93               30               11
         All other                                    4                -                -
                                                   ----            -----            -----
          Total                                    $936           $  974           $  979
                                                    ===            =====            =====



                                   Operating Income (Loss)                         Identifiable Assets
                                ----------------------------                  -----------------------------
                                1993        1992       1991                   1993        1992          1991
                                ----        ----       ----                   ----        ----          ----
         United States          $103        $(89)     $  99                  $1,24       $1,271       $1,367
         New Zealand              27           5          1                     226         205            5
         All other                (3)         (3)        (3)                      1           -            -
                                 ---         ---        ---                   -----       -----        -----

           Total                $127        $(87)     $  97                  $1,475      $1,476       $1,372
                                 ===         ===        ===                   =====       =====        =====

Reference is also made to Note 17 of the accompanying Notes to Consolidated Financial Statements.

DISPOSITIONS/DISCONTINUED OPERATIONS

Dispositions/Discontinued Operations includes units and site facilities no longer considered integral to Rayonier's business strategy. This segment includes operations of Rayonier's wholly owned subsidiary, Southern Wood Piedmont Company (SWP), the Grays Harbor Complex and other miscellaneous operations held for disposition.

Management made a determination effective December 31, 1986, to phase out and discontinue SWP, its treated wood and preserving business subsidiary, establishing an after-tax provision for its discontinuation. Increases to the after-tax provision were recorded in 1988 and 1990, primarily as a result of revisions in Rayonier's estimate of environmental costs for closure, post-closure, and corrective action programs at SWP. Rayonier's financial statements reflect SWP as a discontinued operation.

Rayonier is currently actively involved in implementing cleanup and closure programs for SWP in compliance with the Resource Conservation and Recovery Act
(RCRA) and is in negotiations with Federal and state environmental agencies on such programs. The costs of the corrective action and closure programs at SWP's nine primary manufacturing locations are affected by many factors, which has led to increases in the reserves for such programs in the past, and may result in increases in the future, as the effectiveness of the existing cleanup programs is measured against applicable standards. Expenditures for such programs will also depend on new laws, regulations and administrative interpretations, governmental responses to programs proposed by Rayonier and changes in environmental control technology. Although considerable progress on cleanup was made by year-end 1993, in particular at three of SWP's nine locations where the installation of corrective action facilities has been completed, there is still uncertainty as to the timing and amount of expenditures beyond 1993 at these sites and the extent and timing for completing programs at all sites.

In 1992, Rayonier provided $180 million, pre-tax, for the loss on disposal of assets along with the costs for severance, demolition and other close down items associated with the disposition of the Grays Harbor Complex. In August 1993 a portion of the Grays Harbor Complex was sold for cash and notes. The Company is still completing demolition, personnel termination, environmental remediation and other closure programs.

As of December 31, 1993 the Company had $76 million reserved for discontinued operations and units held for disposition. Subject to the uncertainties discussed above, the Company believes that its reserves established to divest or close all of these business activities are adequate. The Company further believes that future change in estimates, if necessary, will not materially affect the financial condition of the Company.

RAYONIER TIMBERLANDS, L.P.

In the United States, Rayonier manages timberlands and sells timber stumpage directly through Rayonier Timberlands, L.P. (RTLP), a publicly traded master limited partnership. Rayonier and Rayonier Forest Resources Company (RFR), a wholly owned subsidiary, are the general partners of RTLP. Rayonier also owns
74.7 percent of the Class A Limited Partnership Units, the remaining 25.3 percent being publicly held. Class A Units participate principally in the revenues, expenses and cash flow associated with RTLP's sales of timber through December 31, 2000 and to a significantly lesser extent in subsequent periods. RTLP's sales of timber after that date as well as cash flow associated with land management activities before and after that date are principally allocable to the Class B Limited Partnership Units, all of which have been retained by Rayonier. RTLP, through Rayonier Timberlands Operating Company, L.P., owns, leases and manages timberlands in the Southeastern and Northwestern United States previously owned or leased by Rayonier, sells timber stumpage from such timberlands and from time to time purchases and sells timberlands. RTLP's timberlands provide a major source of wood used in Rayonier's other businesses. Since RTLP is majority owned by the Company, RTLP is included in the Company's consolidated financial statements as a consolidated entity. The Company's investment in RTLP as of December 31, 1993 was $219 million, on the basis of historical cost.

PATENTS

Rayonier has a large number of patents which relate primarily to its products and processes. It also has pending a number of patent applications. Although, overall, Rayonier's patents are of importance in the operation of its business, Rayonier does not consider any of its patents or group of patents relating to a particular product or process to be of material importance from the standpoint of Rayonier's total business.

COMPETITION AND CUSTOMERS

Rayonier has for many years targeted the Pacific Rim as a market for its timber and wood products. Rayonier has been involved in the marketing of pulp products in Japan since the 1930's and in Korea and China for over 15 years. With the acquisition of the New Zealand timberland assets described above, Rayonier believes it is in a better position to service its existing and future Pacific Rim customers.

The Company's domestic timberlands are located in two major timber growing regions of the United States (the Southeast and the Northwest), where timber markets are fragmented and very competitive. In the Northwest, stumpage sold by Hancock Insurance Company and from Washington state owned public forests is the most significant competition. In both the Northwest and Southeast, smaller forest products companies and private land owners compete with the Company. Price is the principal method of competition in this market.

Export markets for Rayonier's logs are equally competitive, with logs available to customers from several countries and from several suppliers within each country. Within New Zealand, major competitors include Carter Holt Harvey Limited, Fletcher Challenge Limited and New Zealand Forestry Corporation. Weyerhaeuser Company, International Paper

Company and Cavenham Forest Industries, Inc. are the principal competitors to Rayonier in the log trading business. Log customers may switch species of logs from those sold by Rayonier to other lower-cost species sourced elsewhere. Price is the principal method of competition with respect to the acquisition of logs or stumpage for resale, and price and customer relationships are important methods of competition in the sale of logs to final customers.

Rayonier's wood products, in particular lumber, compete with the products of numerous companies, many of which are larger and have greater resources than Rayonier. Such lumber also competes with alternative construction materials. In most of the markets in which Rayonier is engaged, competition is primarily through price, quality, customer relationships and technical service.

Rayonier is a major producer of specialty pulp products, including chemical cellulose, fluff and specialty paper pulps (for example, pulps for filtration papers) and is only a minor producer of regular paper making pulp. The Company's products are marketed worldwide against strong competition from domestic and foreign producers. Some of Rayonier's major competitors are Georgia-Pacific Corporation, International Paper Company, Weyerhaeuser Company, Buckeye Cellulose Corporation and Stora Kopparbergs Bergslags AB. Product performance, pricing and, to a lesser extent, technical service are the principal methods of competition.

Rayonier sells its pulp products primarily to a diversified group of major domestic and foreign companies, with no single customer accounting for more than 8 percent of total sales. In 1993, 46 percent of pulp product sales were to North America, 23 percent to Western Europe, 12 percent to Japan and 10 percent to Latin America.

ENVIRONMENTAL MATTERS

Rayonier's current and future operations are closely linked with the environment. Timber regeneration, wildlife protection, recycling and waste reduction, energy conservation and compliance with increasingly stringent environmental standards are significant factors affecting operations. As a result, Rayonier closely monitors all of its environmental responsibilities, together with trends in environmental laws.

Historically, Rayonier has invested substantial capital in order to comply with Federal, state and local environmental laws and regulations. During 1993, 1992, 1991 and 1990, capital expenditures attributable to environmental compliance amounted to $3 million, $25 million, $43 million and $15 million, respectively. By making the anticipated expenditures for its ongoing pollution abatement program, Rayonier believes that it will continue to meet the environmental standards now applicable to its various facilities. Failure to meet applicable pollution control standards could result in interruption or suspension of operations of the affected facilities, or could require additional capital expenditures at these facilities in the future.

Rayonier believes that the Clean Air Act Amendments of 1990 (the CAAA) will require substantial capital expenditures by the pulp and paper industry over the next ten years. In particular, regulations recently proposed by the U.S. Environmental Protection Agency (the EPA) would require incineration of volatile pulp mill emissions and scrubbing of similar emissions from bleach plants. While Rayonier has some of the technology to meet these proposed regulations in place, it believes that certain parts of this proposal are not based on sound technology and are outside the authority of the law that the EPA seeks to apply. During the regulatory comment period, Rayonier expects to file comments with the EPA documenting this position and seeking to have the EPA modify these proposed regulations.

Rayonier believes that many provisions of these proposed regulations, if adopted in their current form, would also require substantial modifications in the operations of most mills within the industry. Other provisions of the CAAA will require more stringent monitoring of mill emissions than has previously been required in order to demonstrate compliance with air permits to be issued under Title V of the CAAA. These permits will apply emission limitations on a facility-wide basis to each of Rayonier's mill operations.

The EPA is also revising effluent guidelines applicable to pulp and paper facilities under the Clean Water Act (the CWA). The proposed regulations, which are designed to reduce or eliminate the discharge of chlorinated organics, are, in some cases, based on technological requirements which would prevent Rayonier from meeting certain product quality specifications for substantially all of its chemical cellulose products and in other cases will increase the cost of making such products. Sales of the Company's chemical cellulose products accounted for approximately 30 percent of the Company's total 1993 sales. Rayonier expects to file comments with the EPA during the CWA regulatory comment period to challenge the technical and legal bases of these proposed regulations and to seek to have the proposals modified by the EPA.

These proposed regulations would also require a large reduction in the discharge of conventional pollutants from dissolving sulfite mills (Rayonier's Port Angeles, Washington and Fernandina Beach, Florida mills are dissolving sulfite mills). Rayonier expects to submit comments challenging the technical and legal bases for the proposed regulations.

The proposed regulations under the CAAA and CWA are scheduled to be promulgated in final form by late 1995, and compliance must be achieved within three years thereafter. Although these regulations, if not changed, may have a material effect on Rayonier's operations, it will not be possible for Rayonier to determine the nature or costs of such effect until the regulations are issued in final form. The Company recently developed initial order of magnitude estimates of the costs of complying with these regulations if they are modified to remove the technological bases that would prevent Rayonier from manufacturing some of its products. These estimates indicate that with incremental capital expenditures of approximately $95 million at Jesup, $55 million at Fernandina Beach and $40 million at Port Angeles, the Company could continue to manufacture its current product line. Such expenditures would most likely be incurred over several years and not commence before 1995. Rayonier, however, will continue to argue, both individually and through the industry trade association, for modifying the proposed operating guidelines further to eliminate errors it believes the agency has made and Rayonier will continue to explore new and revised operating and technical process alternatives in lieu of spending such funds. Rayonier cannot predict, however, whether these efforts will be successful.

Over the past three years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act
(ESA). These restrictions have caused RTLP to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service (FWS) is developing a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of RTLP's Washington timberlands is located. The new rule may also include guidelines for the protection of the marbled murrelet, also recently listed as a threatened species. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet. The State Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Company's lands. The Company is unable at this time to predict the form in which the Federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Company timber available for harvest.

See Item 3.-  "Legal Proceedings".

RAW MATERIALS

Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. While Rayonier's timber products business has benefited from a significant increase in log and timber stumpage prices, this has also adversely impacted fiber costs at Rayonier's Port Angeles pulp manufacturing facility in the Northwest.

Rayonier has pursued, and is continuing to pursue, reductions in costs of other raw materials, supplies and contract services at the Company's pulp mills. Lower prices have already been negotiated for caustic/chlorine. Management foresees no constraints in pricing or availability of its key raw materials, other than the comments concerning wood fiber above.

RESEARCH AND DEVELOPMENT

Rayonier believes it has one of the preeminent research facilities and staffs in the forest products industry. Rayonier has been able to utilize this research resource to enhance the marketing of its products to various customers. For its pulp business, research and development efforts are directed primarily at the development of new and improved pulp grades, improved manufacturing efficiency, reduction of energy needs, product quality and development of improved environmental controls. Research efforts are concentrated at the Rayonier Research Center in Shelton, Washington. Research activities related to Rayonier's forest resources operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve returns from the timberland asset. Research and development expenditures were $7 million in 1993 and $8 million in both 1992 and 1991.

EMPLOYEE RELATIONS

Rayonier currently employs approximately 2,600 people. Of this number, approximately 2,500 are employees in the United States, of whom 60 percent are represented by labor unions. Most hourly employees are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner. The ten labor unions within Rayonier represent approximately 1,500 employees at the three pulp mills and at the Rayonier Research Center. Bargaining activity in 1993 resulted in a three-year extension of the Port Angeles pulp mill's two labor agreements. The Fernandina pulp mill (approximately 300 covered employees) and the Rayonier Research Center (approximately 25 covered employees) contracts will expire on April 30, 1994 and August 31, 1994, respectively. During 1995, labor contracts of Rayonier's Jesup mill will expire, covering approximately 875 employees.

Rayonier has in effect various plans which extend to its employees and retirees certain group medical, dental and life insurance coverage, pension, and other benefits. The cost of such benefit plans is borne primarily by Rayonier, with the exception of health care, for which employees are responsible for approximately 20 percent of premium costs.

ITEM 2.  PROPERTIES

RTLP owns, leases or controls approximately 1.2 million acres of timberlands in the United States previously owned or leased by Rayonier. See Note 5 of the accompanying Notes to Consolidated Financial Statements. Rayonier, through its wholly owned subsidiary, RFR, as managing general partner of RTLP, continues on behalf of RTLP to manage such properties and sell stumpage therefrom to Rayonier as well as unaffiliated parties. Rayonier's New Zealand subsidiary owns or manages the forest assets on approximately 253,000 acres of plantation forests in New Zealand. Rayonier and its wholly owned subsidiaries own or lease various other properties used in their operations, including three pulp mills, two lumber manufacturing facilities, a research facility, various other timberlands, and Rayonier's executive offices. These facilities (except for the executive offices in Stamford, Connecticut) are located in the northwestern and southeastern portions of the United States and in New Zealand.

ITEM 3. LEGAL PROCEEDINGS

The Company and its wholly owned subsidiary, SWP, are named defendants in six cases arising out of former wood preserving operations at SWP's plant located in Augusta, Georgia. In general, these cases, five pending in the U.S. District Court for the Southern District of Georgia and one pending in the Superior Court of Richmond County, Georgia, seek recovery for property damage and personal injury or medical monitoring costs based on the alleged exposure to toxic chemicals used by SWP in its former operations. One case, Ernest Jordan
v. Southern Wood Piedmont Co., et al., seeks certification as a class action and damages in the amount of $700 million. Counsel for the Company believes that the Company has meritorious defenses in all these cases. Several previous lawsuits related to the Augusta facility have been settled for amounts not material to the Company.

Rayonier has been named as a "Potentially Responsible Party" (PRP) or is a defendant in actions being brought by a PRP in five proceedings instituted by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or by state agencies under comparable state statutes. In three of these proceedings, Rayonier is presently considered a de minimis participant. In one proceeding, the Company is not a de minimis participant because of the limited number of PRP's, and the Company believes that its share of liability for total cleanup costs (currently estimated to be between $30 million and $39 million) will be less than 9 percent of the total. In another proceeding, the Company is not a de minimis participant based on an analysis of the volume and type of waste that the Company is alleged to have disposed of at the site, and the Company believes that its share of liability for total cleanup costs (currently estimated to be between $25 million and $32 million) will be less than 1.75 percent of the total. In each case, Rayonier has established reserves for its estimated liability. Rayonier has also received requests for information from the EPA in connection with two other CERCLA sites, but the Company does not currently know to what extent, if at all, liability under CERCLA will be asserted against Rayonier with respect to either site.

There are various other lawsuits pending against or affecting Rayonier and its subsidiaries, some of which involve claims for substantial amounts. The ultimate liability with respect to all actions pending against Rayonier and its subsidiaries is not considered material in relation to the consolidated financial condition of Rayonier and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company was incorporated as "Rayco, Inc." under the laws of North Carolina on December 3, 1993 and issued 79 Common Shares to ITT Rayonier Incorporated, a Delaware Corporation (Rayonier Delaware). By written consents effective December 10, 1993, ITT Corporation as the sole stockholder of Rayonier Delaware and Rayonier Delaware as the sole shareholder of the Company approved the merger of Rayonier Delaware into the Company, with the name of the surviving corporation being "ITT Rayonier Incorporated." As a result of such merger, the Company's outstanding 79 Common Shares were issued to ITT. By written consents effective December 13, 1993, ITT as the sole shareholder of the Company (a) elected ITT executives D. Travis Engen and Robert A. Bowman to join Ronald M. Gross, Chairman, President and Chief Executive Officer, on the Company's Board of Directors and (b) approved the Amended and Restated Articles of Incorporation of the Company.

Subsequent to December 31, 1993, ITT as the sole shareholder of the Company took three actions by written consent prior to the Distribution. The subject matter of these consents and their respective effective dates were: (1) approval of an amendment to the Company's Amended and Restated Articles of Incorporation changing its name to "Rayonier Inc." (consent effective February 2, 1994; Articles of Amendment were filed on February 17, 1994); (2) approval of certain compensation plans (consent effective February 28, 1994); and (3) election as directors of the individuals listed in Item 10 of this Form 10-K (consent in lieu of the 1994 Annual Meeting of Shareholder effective February 28, 1994).



                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

On February 28, 1994 ITT Corporation, the Registrant's sole shareholder, distributed, as a special dividend, all of the common shares of the Registrant. On March 2, 1994 the common shares of the Registrant began trading on the New York Stock Exchange. On March 15, 1994 the Company had 29,565,392 Common Shares outstanding and 59,581 shareholders of record. For the period March 2, 1994 through March 15, 1994 the price of Rayonier Common Shares ranged from $31.625 to $35.000 per share. In the first quarter of 1994, the Board of Directors declared a dividend of $.18 per share payable on March 31, 1994 to holders of record of Rayonier Common Shares on March 10, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary of historical financial data for each of the five years ended December 31, 1993 are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements ($ in millions except per share).

                                                                              Year Ended December 31,
                                                              -------------------------------------------------------
                                                              1993         1992        1991         1990         1989
                                                              ----         ----        ----         ----         ----
INCOME STATEMENT DATA:

Sales                                                       $  936       $  974      $  979       $1,104       $1,082
Operating income before provision for
  dispositions                                                 130          102          97          190          224
Provision for dispositions                                      (3)        (189) (1)      -            -            2
Operating income (loss)                                        127          (87)         97          190          226
Interest expense                                               (23)         (21)        (14)         (12)         (18)
Minority interest                                              (23)         (23)        (20)         (21)         (19)
Income (loss) from continuing operations                        52          (81)         44          109          128
Provision for discontinued operations                            -            -           -          (43)           -
Cumulative effect of accounting changes                          -          (22) (2)      -            -            -
Net income (loss)                                               52         (103)         44           66          128

DIVIDENDS (3)                                                  122           18          20           61           48

EARNINGS (LOSS) PER COMMON SHARE:

Income (loss) from continuing operations before
  cumulative effect of accounting changes                   $ 1.77       ($2.77)     $ 1.50       $ 3.70       $ 4.33
Cumulative effect of accounting changes                         -         (0.74)         -            -            -
Income (loss) from continuing operations                      1.77        (3.51)       1.50         3.70         4.33
Discontinued operations                                         -            -           -         (1.47)          -
Net Income (loss)                                             1.77        (3.51)       1.50         2.23         4.33

BALANCE SHEET DATA:

Total assets                                                $1,475       $1,476      $1,372       $1,353       $1,330
Short-term bank debt and current maturities
 of long-term debt                                             182          102          12           32            7
Long-term debt                                                 316          302         193          141          174
Shareholder equity                                             606          676         797          772          767

CASH FLOW DATA:

Capital expenditures                                        $   72       $   97      $  134      $   100       $   80
New Zealand acquisition                                          -          197           -            -            -
Depreciation, depletion and amortization                        78           78          69           64           64
EBITDA  (4)                                                    187          156         147          234          271
EBIT  (5)                                                      109           78          78          170          207

SELECTED FINANCIAL RATIOS (UNAUDITED)

Operating income before provision for
  dispositions as a percentage of sales                       13.9%        10.5%        9.9%        17.2%        20.7%
Return on equity                                               8.2%       (14.1)%       5.7%         8.6%        17.6%
Total debt to capitalization                                  45.1%        37.4%       20.5%        18.3%        19.1%
Total debt to EBITDA - ratio                                   2.7x         2.6x        1.4x         0.7x         0.7x
EBIT/Interest expense - ratio                                  4.7x         3.7x        5.6x        13.7x        11.6x

                                                                                  Year Ended December 31,
                                                                  -------------------------------------------------------
                                                                   1993         1992        1991         1990         1989
                                                                   ----         ----        ----         ----         ----
SELECTED OPERATING DATA (UNAUDITED)

Timber and Wood Products Segment
    Log Sales:
      North America - million board feet                             47          435         506          585          629
      New Zealand - thousand cubic meters                         1,375          682         259          114           57
      Other - million board feet                                     11           -           -            -            -

    Timber Harvested:
      Northwest U.S. - million board feet                           143          195         189          202          270
      Southeast U.S. - thousand short green tons                  2,001        2,006       2,037        1,838        1,765
      New Zealand - thousand cubic meters                           918          636           -            -            -

    Lumber sold - million board feet                                125          118         103          113          109

    Intercompany Sales
      Logs - million board feet                                      15           25          35           31           63
      Northwest U.S. Timber Stumpage - million board feet            28           44          68           69           92
      Southeast U.S. Timber Stumpage -
         thousand short green tons.                                 299          317         398          114          129
      Wood Chips to Jesup pulp mill -
         thousand short green tons                                  319          352         320          356          295

Specialty Pulp Products Segment
    Chemical cellulose sales - thousand metric tons                 369          399         412          403          436
    Fluff and specialty paper sales - thousand metric tons(6)       352          367         409          446          318
    Production as a Percentage of Capacity                           85%          95%         97%          96%          92%


(1) Represents a charge of $189 million ($121 million after-tax) to provide for the loss on the disposal of assets along with the costs for severance, demolition and other closedown items associated with the disposition of certain facilities; $180 million ($115 million after-tax) of this charge relates to the Grays Harbor Complex; as defined elsewhere herein.

(2) Represents the cumulative effect of accounting changes due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 112 "Employers' Accounting for Postemployment Benefits." These standards were adopted as of January 1, 1992 using the immediate recognition method, and the resulting after-tax charge of $22 million ($33 million pre-tax) is included in net income (loss) in 1992.

(3) Pursuant to a recapitalization program, Rayonier paid a special dividend to ITT in the fourth quarter of 1993 of $90 million. Dividends paid by Rayonier to ITT are not indicative of future dividends. In the first quarter of 1994, the Board of Directors declared a dividend of $.18 per share payable on March 31, 1994 to holders of record of Rayonier Common Shares on March 10, 1994.

(4) EBITDA is defined as earnings (income) from continuing operations before the cumulative effect of accounting changes, provision for dispositions, income taxes, interest expense and depreciation, depletion and amortization.

(5) EBIT is defined as earnings (income) from continuing operations before the cumulative effect of accounting changes, provision for dispositions, income taxes and interest expense.

(6) Excludes wood pulp produced by the Grays Harbor pulp mill of 62, 78, 103 and 105 thousands of metric tons for the years ended December 31, 1992, 1991, 1990 and 1989, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 28, 1994, ITT Corporation (ITT), Rayonier's sole shareholder, distributed, as a special dividend, all of the Common Shares of Rayonier to the holders of ITT Common Stock and Series N Preferred Stock. In connection with the Distribution, the Company changed its name from ITT Rayonier Incorporated to Rayonier Inc. and became a publicly traded Company listed on the New York Stock Exchange under the symbol "RYN." On March 1, 1994, there were approximately 29.6 million Common Shares of Rayonier outstanding.

SEGMENT INFORMATION

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's business segments for each of the last three years ended December 31, 1993 were as follows: ($ in millions)


Sales                                                                     Year Ended December 31
- -----                                                           --------------------------------------
                                                                1993             1992             1991
                                                                ----             ----             ----
Timber and Wood Products:

Log Trading and Merchandising                                  $ 365            $ 301            $ 294
Timberlands Management and Stumpage
  (Standing Timber) Sales                                        120              123              106
Wood Products Sales                                               47               33               24
                                                                 ---              ---              ---
   Total Before Intrasegment Eliminations                        532              457              424
Intrasegment Eliminations                                        (16)             (14)             (22)
                                                                 ----             ----             ----
   Total Timber and Wood Products                                516              443              402
                                                                 ---              ---              ---

Specialty Pulp Products:

Chemical Cellulose                                               279              307              325
Fluff and Specialty Paper Pulps                                  183              218              228
                                                                 ---              ---              ---
   Total Specialty Pulp Products                                 462              525              553
                                                                 ---              ---              ---

Intersegment Eliminations                                        (42)             (34)             (31)
                                                                ----              ---              ---
   Total Before Dispositions                                     936              934              924
Dispositions                                                      --               40               55
                                                               -----            -----            -----
   Total Sales                                                 $ 936            $ 974            $ 979
                                                                ====             ====             ====

Operating Income (Loss)
- -----------------------

Timber and Wood Products                                       $ 144            $ 100            $  79
Specialty Pulp Products                                           (4)              16               44
Corporate and Other                                               (8)             (10)              (9)
Intersegment Eliminations                                         (2)               3               (1)
                                                                ----             ----             ----
   Total before Dispositions                                     130              109              113
Dispositions                                                      (3)            (196)             (16)
                                                                ----             ----             ----
Total Operating Income (Loss)                                  $ 127           $  (87)           $  97
                                                                ====            =====             ====

BUSINESS CONDITIONS

Operating results in the forest products industry are cyclical. Rayonier's recent operating results for the Timber and Wood Products segment have improved due to significantly higher selling prices and increased activity resulting from the Company's May 1992 expansion of its New Zealand operations. However, Rayonier's recent operating results for the Specialty Pulp Products segment have been adversely affected by lower selling prices and reduced shipments resulting from excess capacity in the pulp industry combined with weak domestic and international markets. As a result, sales for the Company's Specialty Pulp Products segment declined in the last three fiscal years, affecting total Company sales results. In 1992 and 1993, increasing Timber and Wood Products sales have offset the Specialty Pulp Products sales decline. During the most recent economic downturn, the Company remained profitable, except for the effect of the pre-tax restructuring charge for the Grays Harbor Complex of $180 million, which resulted in a net loss in 1992 of $103 million.

Specialty Pulp Products operating results in 1993 continued to decline from prior year levels as a result of an extended period of slow economic growth and overcapacity in the industry. The Company expects that this business segment will continue to be under pressure in 1994.

Rayonier's results continue to be heavily dependent on the pulp industry cycle, and the Company continues to look at the strategic value of its facilities in light of these market conditions. In 1992 the Company permanently closed operations at the Grays Harbor Pulp Mill and Vanillin plant, and the associated Grays Harbor Paper Company (collectively referred to as the Grays Harbor Complex). The Company took a charge of $189 million ($121 million after-tax) in the year for the write-off of assets and closure costs for certain facilities; $180 million ($115 million after-tax) of this charge related to the Grays Harbor Complex.

The Company's two remaining sulfite mills, Port Angeles, Washington, and Fernandina Beach, Florida, are currently facing severe margin pressure as a result of many factors including their age and size and possible environmental compliance costs. The mill in Port Angeles, Washington, in particular, has faced and will likely continue to face significantly higher wood costs than facilities in other parts of the country. The viability of these two particular facilities will be dependent upon a resurgence of economic growth in Rayonier's markets and, for the Port Angeles mill, the return of Northwest wood costs to a more competitive level. If the resurgence in economic growth is delayed, and, in the case of Port Angeles, raw material wood costs do not become more competitive, the Company may be faced with considering other alternatives relative to these facilities. Potential options include sale of the facilities, a restructuring of the operations to make alternative products, temporary mothball of the facilities, joint-venture arrangements or possible closure and termination of operations. The net plant and equipment invested in the Port Angeles and Fernandina pulp facilities was $101 million and $142 million, respectively, at December 31, 1993. The Company's repositioning of strategic assets into timber and wood markets, such as the expansion of its New Zealand timber and wood based operations, and its significant timberland holdings, have allowed it to moderate the affect of the pulp cycle and, except for the significant write-off of the Grays Harbor Complex in 1992, report profitable results for the last three fiscal years.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1993 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1992

SALES AND OPERATING INCOME

Sales of $936 million for the year ended December 31, 1993 were $38 million (4 percent) lower than the comparable period of 1992. Operating income of $127 million for the year ended December 31, 1993 increased $214 million over the comparable 1992 period.

Timber and Wood Products

Sales for the Timber and Wood Products segment were $516 million, an increase of $73 million (16 percent) over 1992 sales due to significantly higher selling prices and increased activity resulting from the Company's May 1992 major expansion of its New Zealand operations, partially offset by lower North American log and stumpage volume. Prices were substantially higher for stumpage, logs and lumber products due to supply shortages caused by environmental restrictions and litigation in the Northwest U.S., wet weather conditions in the Southeast U.S. in the first quarter, and concerns over the availability of timber and lumber supplies worldwide. Sales in 1993 were adversely affected by lower timber harvest volumes in the Northwest as a result of customers delaying stumpage harvesting due to previously contracted prices outpacing end use export log values. Sales in 1992 included $17 million in timberland parcel sales in the Northwest with no comparable sales during 1993.

Timber and Wood Products operating income improved $44 million (44 percent) to $144 million reflecting significantly improved stumpage, log and lumber prices and expanded New Zealand operations. The 1992 operating income included $16 million from the Northwest timberland parcel sales. Other operating expenses in 1992 included several charges for contract settlements and reserves.

Specialty Pulp Products

Sales for the Specialty Pulp Products segment were $462 million, declining $63 million (12 percent) from the prior period. The decrease primarily reflects lower selling prices and reduced volume resulting from excess capacity in the pulp industry combined with weak domestic and international markets.

Operating income for Specialty Pulp Products decreased $20 million to an operating loss of $4 million, reflecting lower pulp prices, lower sales volume, temporary market related downtime costs and higher pulpwood costs.
Dispositions

The Dispositions segment includes the results of the Grays Harbor Complex which was closed in 1992, and other miscellaneous operations that are being held for disposition. These operations had no sales in 1993 versus sales of $40 million in 1992. Operating losses of this segment were $3 million in 1993, representing a provision for disposition of other miscellaneous operations. Operating losses of the Dispositions segment were $196 million in 1992 which included a provision for dispositions of $189 million related to the closure of the Grays Harbor Complex and other miscellaneous facilities. A portion of the Grays Harbor Complex assets was sold in August 1993 for cash and notes. The Company is still completing demolition, personnel termination, environmental remediation and other closure programs. See Note 8 of the accompanying Notes to Consolidated Financial Statements for further information.

Intersegment sales consist primarily of pulpwood sales by the Timber and Wood Products segment to the Company's pulp mills.

OTHER ITEMS

Commission expenses for the year ended December 31, 1993 decreased $12 million from the prior year, as 1992 included external commissions incurred under a sales agency agreement with ITT Foreign Sales Corporation (FSC). Effective January 1, 1993, ITT transferred ownership of FSC to Rayonier.

Equity in the net loss of Grays Harbor Paper Company decreased $3 million from the prior year as this joint venture company ceased operations in late 1992. See Note 8 of the accompanying Notes to Consolidated Financial Statements for further information. Interest expense increased $2 million from the prior year reflecting higher debt levels resulting from the May 1992 New Zealand timber rights acquisition.

INCOME TAXES

The provision for income taxes was adversely impacted by the effects of tax reform legislation enacted August 10, 1993. This legislation increased the corporate income tax rate from 34 percent to 35 percent retroactive to January 1, 1993 and eliminated tax benefits related to log exports for foreign sales corporations effective in the third quarter. The provision for income taxes includes a charge of $2 million as a result of the remeasurement of the Company's deferred tax liability for the 1 percent increase in the corporate income tax rate. In total, the 1993 tax reform legislation negatively impacted results by approximately $3 million.

NET INCOME

Net income in 1993 was $52 million compared to a net loss of $103 million in 1992. As noted above, the 1992 net loss includes commission expenses of $12 million, pretax ($8 million after-tax) incurred under a sales agency agreement with FSC and $190 million, pretax, ($123 million after-tax) of operating losses, equity losses and closure provision relating to the Grays Harbor Complex. In addition, in 1992 the Company recorded an after-tax charge of $22 million to reflect the cumulative effect of accounting changes for the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Excluding the cumulative effect of accounting changes, the FSC commission expense and the effect of the Grays Harbor Complex related expenses recorded in 1992, net income of $52 million in 1993 increased $3 million or 6 percent over last year's comparable net income of $49 million.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1992 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1991 SIGNIFICANT ACTIONS DURING 1992

Two significant actions occurred in 1992. In May, the Company acquired rights to approximately 250,000 acres of timber in New Zealand, the operations of which are reported in the Timber and Wood Products segment. Second, in the fourth quarter, the Company permanently terminated operations at the Grays Harbor Complex. See Notes 4 and 8 of the accompanying Notes to Consolidated Financial Statements for further information. As a result, the percentage of Rayonier's total assets employed in the Timber and Wood Products segment increased from 29 percent at year-end 1991 to 40 percent at December 1992.

SALES AND OPERATING INCOME

Sales of $974 million for the year ended December 31, 1992 were $5 million less than the $979 million realized in 1991. The 1992 operating loss of $87 million represented a decline of $184 million from 1991 operating income of $97 million, primarily due to the Company's 1992 provision for dispositions of $189 million related to the closure of the Grays Harbor Complex and other miscellaneous facilities.

Timber and Wood Products

Sales of Timber and Wood Products of $443 million in 1992 represented an increase of $41 million (10 percent) from 1991 sales of $402 million. The increase primarily resulted from the Company's May 1992 expansion of its New Zealand operations, the closing of the final two parcels of a previously contracted timberland sale in the Northwest versus one closing in 1991, and higher selling prices. Selling prices were higher for stumpage and logs due to regional supply shortages caused by a decline in the availability of competitive timber in the Northwest and a continuation of wet weather conditions in the Southeast. Increased demand for lumber resulted in higher prices and volume for the Company's lumber operations. Sales improvements were partially offset by lower export log volume in the Northwest and planned timber harvest reductions in the Southeast.

Operating income for the Timber and Wood Products segment was $100 million, an improvement of $21 million (27 percent) from 1991, reflecting the additional timberland sale in the Northwest region during 1992, expanded New Zealand operations and strong pricing. These improvements were partially offset by other 1992 operating expenses relating to contract settlements and reserves.

Specialty Pulp Products

Revenues of the Specialty Pulp Products segment for 1992 declined $28 million (5 percent) and operating income decreased $28 million (64 percent) from the 1991 period. Most of the decrease in both revenues and operating income resulted from lower selling prices and volumes for fluff, paper and chemical cellulose pulp products. Pulp sales volume of 766,000 metric tons in 1992 was 27,000 metric tons or 3 percent below 1991's level. The decrease in prices reflected excess capacity in the pulp industry combined with weak domestic and international markets and the strengthening of the U.S. dollar. Pulp manufacturing costs increased in 1992 primarily due to higher pulpwood costs in the Northwest as a result of reduced timber availability and in the Southeast due to exceptionally wet weather.

NET INCOME

The Company's equity share in the losses of a jointly owned company, Grays Harbor Paper Company, increased $2 million during 1992 primarily as a result of lower selling prices and volume in its paper products business segment. See
Note 8 of the accompanying Notes to Consolidated Financial Statements for further information. Interest expense increased $7 million (53 percent) as a result of higher debt levels resulting from the New Zealand acquisition of forest assets in May 1992. Minority interest in the results of the Company's timberlands partnership increased $3 million (14 percent) to $23 million in 1992 as a result of increased earnings attributable to that portion of the Timber and Wood Products segment.

Continuing operations posted a loss in 1992 of $81 million, representing a $125 million decline from income of $44 million in 1991. The decline in earnings primarily reflects the after tax effect of the $121 million charge to provide for the closure of the Grays Harbor Complex and other miscellaneous facilities. Net loss for 1992 of $103 million also included a charge of $22 million to record the cumulative effect of accounting changes, reflecting the Company's adoption of SFAS No. 106 and SFAS No. 112 as of January 1, 1992.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities for 1993 amounted to $129 million, an increase of $5 million from the prior year. Cash from operating activities and an increase in debt of $95 million were mainly used for capital expenditures of $72 million, cash dividends to ITT of $122 million, environmental remediation and other corrective action programs at

Rayonier's wholly owned subsidiary, Southern Wood Piedmont Company (SWP), and various closure costs of units held for disposition of $28 million.

Cash flow from operating activities in 1992 amounted to $124 million, a decrease of $9 million from the prior year level of $133 million. An increase in debt of $198 million in 1992 was mainly used for the New Zealand forest assets acquisition of $197 million. Cash from operating activities (along with an increase in debt of $32 million in 1991) was mainly utilized for capital expenditures of $97 million and $134 million in 1992 and 1991, respectively, cash dividends to ITT of $18 million and $20 million in 1992 and 1991 respectively, and environmental clean-up and other corrective action programs at SWP of $18 million and $17 million in 1992 and 1991, respectively. Capital expenditures in 1992 were $37 million less than 1991, when additional capital spending was required to lower sulfite emissions at the Jesup, Georgia pulp mill to meet new Federal and State standards while also achieving cost reductions and increased productive capacity.

The Company's EBITDA, defined as earnings (income) from continuing operations (before the cumulative effect of accounting changes and any provision for dispositions) before income taxes, interest expense and depreciation, depletion and amortization, for 1993 amounted to $187 million, increasing $31 million from the prior year, due to the higher pre-tax income reported in 1993. EBITDA for 1992 was $156 million, also increasing from the prior year level of $147 million, but decreasing $78 million and $115 million, respectively, below the Company's recent cyclical peak levels of $234 million in 1990 and $271 million in 1989.

During the second quarter of 1992, the Company completed the purchase of forest assets, primarily Crown forest licenses consisting of long-term rights to utilize approximately 250,000 acres of plantation forest in New Zealand. These assets were acquired from the New Zealand government for a cash purchase price of approximately $197 million. Bridge financing for the acquisition was partially obtained through the issuance of preferred stock to ITT (which has been redeemed) and through additional borrowings from banks and ITT. By October 15, 1992 the Company had completed its external financing program for this acquisition, as described more fully below.

The forest products industry requires substantial annual capital expenditures to maintain production facilities at peak operating efficiency and to comply with environmental standards (see Environmental Regulation).

As of December 31, 1993, the Company had negative working capital of $39 million as compared to working capital of $7 million at December 31, 1992.
Bank loans and current maturities of long-term debt increased $80 million, primarily to fund a $90 million dividend to ITT and a portion of intercompany settlements of $21 million related to the Distribution. (The impact on income for additional debt of $111 million will be approximately $8 million ($5 million, after-tax) on an annual basis, assuming an average incremental borrowing rate of 7.7 percent). The Company's current assets also increased in several categories, including accounts receivable by $8 million and prepaid timber stumpage by $15 million. The Company is working with its lenders on a program to refinance a portion of its short-term debt with long-term funding sufficient to return to a positive working capital position. The Company expects to complete this program in the second quarter of 1994.

The Company had net working capital of $7 million at December 31, 1992 as compared to $138 million at the end of 1991. The Company increased its short-term bank loans from $5 million in 1991 to $100 million at the end of 1992, primarily as a result of financing the New Zealand forest asset acquisition.

Dividends paid by the Company on its stock during 1993 were $122 million. Pursuant to a previously planned recapitalization program, Rayonier paid a special dividend to ITT in the fourth quarter of 1993 of $90 million in addition to the normal dividends on earnings. In addition, in the fourth quarter of 1993 and the first quarter of 1994 Rayonier made payments to ITT aggregating approximately $21 million in settlement of certain intercompany account items. Dividends paid during 1992 and 1991 were $18 million and $20 million respectively. The Board of Directors has declared a dividend of $.18 per Rayonier Common Share for the first quarter of 1994.

The Company believes it has good relations with major regional, national and international banks. Its interest and cash flow coverage ratios have been well above the average of the forest products industry. As a capital intensive company in a cyclical industry, the Company goes through periods of time where its cash flow after capital investments requires an increase in borrowing. The borrowings then, generally, are reduced during the business cycle upturn when cash flows increase. It is expected that the Company will borrow funds in 1994 to support its capital program, but its debt levels will stabilize, absent any major acquisition or new major capital program, in the 1995-1996 period.

During the fourth quarter of 1991, Rayonier borrowed $90 million under a term loan agreement which expires on October 31, 1997. This loan agreement was amended in 1992 allowing Rayonier to borrow an additional $10 million. The loan is repayable in three equal annual installments starting in October of 1995 and ending in October of 1997. The proceeds of this loan were primarily used to retire short-term bank borrowings, pay debt owed to ITT and for other corporate purposes. The debt bears a variable rate of interest equal to the London Interbank Offering Rate (LIBOR) plus 62.5 basis points.

The Company established a $140 million Medium Term Note program on April 5, 1993 pursuant to a Registration Statement filed on Form S-3 effective September 29, 1992. The Registration Statement permitted the Company to issue up to $250 million in debt securities through public offerings of which $110 million was issued in October 1992. The Company used the net proceeds from the sale of the
7.5 percent notes to repay bank debt which was utilized as bridge financing for the purchase of forest assets in New Zealand. During April 1993, $16 million of medium term notes, maturing in April 1998 and 1999, were issued under this program at an average effective cost to the Company of 6.25 percent.

As part of the Company's refinancing program, the Company expects to file with the SEC prior to March 31, 1994 a new Registration Statement on Form S-3 covering $150 million of new debt securities. This filing will also serve as a post-effective amendment to the above-referenced Registration Statement filed in 1992. The Company plans to make an offering of $100 million of debentures in the second quarter of 1994, and to increase its Medium Term Note program to $174 million.

The most restrictive long-term debt agreement in effect at December 31, 1993 provides that the ratio of the Company's indebtedness to the sum of such indebtedness plus consolidated tangible net worth cannot exceed 50 percent. As of December 31, 1993, this ratio was 45 percent. In addition, at December 31, 1993, a total of $279 million of retained earnings was unrestricted as to the payment of dividends. Under a lease to the Company of its Baxley, Georgia sawmill entered into in 1985, the trustee on behalf of the lessor and the loan participant has the right to require the Company to purchase the sawmill for approximately $8.4 million because ITT has ceased to own a majority of the Company's voting stock.

As of December 31, 1993, the Company had $498 million in debt with $317 million funded in the bank term and public debt markets, and $181 million in the short term bank debt market. Of the Company's short term debt, $50 million was under committed lines, the earliest of which expires in June 1994. The remainder of the short term debt was funded under uncommitted lines. None of the debt was guaranteed by ITT.

At December 31, 1992 debt of $403 million represented 37 percent of the total of debt and equity. The ratio increased to 45 percent at year end 1993 after the Company completed its recapitalization program. The total debt to capitalization ratio was 21 percent at the end of 1991. The increase in debt to total capitalization during 1992 was mainly due to the financing related to the New Zealand forest assets acquisition. The percentage of debt with fixed interest rates was 44 percent as of December 1993 as compared to 50 percent and 56 percent at year end 1992 and 1991.

As a result of ITT's decision to make the Distribution, Rayonier's senior debt ratings were placed under review. Moody's Investor Service confirmed the Company's rating at Baa2 and Standard & Poor's Corporation (S&P) lowered the Company's rating from A+ to BBB. The earlier S&P rating had carried with it an implied support from ITT (although ITT did not have any legally enforceable obligations with respect to Rayonier's debt). It is expected that some of the Company's borrowing costs may rise as a result of the Distribution, but the increased interest expense, if any, is not expected to be material.

DISCONTINUED OPERATIONS AND UNITS HELD FOR DISPOSITION

In 1986 the Company discontinued its SWP treated wood business segment. The Company is currently actively involved in implementing environmental remediation and closure programs for SWP and is in negotiations with state and environmental agencies on the scope and timing of such programs. In prior years, the Company had provided $153 million in pre-tax reserves for discontinued operations for closure, post-closure and corrective action programs at SWP. The costs of the corrective action and closure programs at SWP's nine primary manufacturing locations are affected by many factors, which has led to increases in the reserves for such programs in the past, and may result in increases in the future, as the effectiveness of the existing cleanup programs is measured against applicable standards. Expenditures for such programs will also depend on, among other things, new laws, regulations and administrative interpretations, governmental responses to programs proposed by the Company and changes in environmental control technology.

Although considerable progress on cleanup was made by year end 1993, in particular at three of SWP's nine locations where the installation of corrective action facilities has been completed, there is still uncertainty as to the timing and amount of expenditures beyond 1993 at these sites and the extent and timing for completing programs at all sites. The Company currently estimates that expenditures for environmental remediation and closure costs at these sites during the two-year period 1994-1995 will approximate $10 million.

In the fourth quarter of 1992, the Company provided $180 million, pre-tax, for the loss on disposal of assets along with the costs for severance, demolition and other closedown items associated with the disposition of the Grays Harbor Complex. A portion of the Grays Harbor Complex assets were sold in August 1993 for cash and notes.

As of December 31, 1993 the Company had $76 million reserved for discontinued operations and units held for disposition. Subject to the uncertainties discussed above, the Company believes that its reserves established to divest or close all of these business activities are adequate. The Company further believes that any future change in estimates, if necessary, will not materially affect the financial condition of the Company.

ENVIRONMENTAL REGULATION

        The Company has become subject to increasingly stringent environmental laws and regulations concerning air emission, water discharges and waste disposal which, in the opinion of management, will require substantial expenditures over the next ten years. During 1993, 1992, 1991 and 1990 the Company spent approximately $3 million, $25 million, $43 million and $15 million, respectively, for capital projects related to environmental compliance for its continuing operations. The Company expects to spend approximately $4 million on such projects for its continuing operations for the two-year period 1994-1995. However, recently proposed Federal environmental regulations governing air and water discharges may require further expenditures and, if finally enacted in their proposed form, would prevent Rayonier from meeting certain product quality specifications for substantially all of its chemical cellulose products and in other cases will increase the cost of making such products. Sales of the Company's chemical cellulose products accouted for approximately 30 percent of the Company's total 1993 sales. While these regulations may have a material effect on the Company's operations if not changed, it will not be possible for the Company to determine the nature or costs of such effect until the regulations are issued in final form. The Company recently developed initial order of magnitude estimates of the costs of complying with these regulations if they are modified to remove the technological bases that would prevent Rayonier from manufacturing some of its products. These estimates indicate that with incremental capital expenditures of approximately $95 million at Jesup, $55 million at Fernandina Beach and $40 million at Port Angeles, the Company could continue to manufacture its current product line. Such expenditures would most likely be incurred over several years and not commence before 1995. Rayonier, however, will continue to argue, both individually and through the industry trade association, for modifying the proposed operating guidelines further to eliminate errors it believes the agency has made and Rayonier will continue to explore new and revised operating and technical process alternatives in lieu of spending such funds. Rayonier cannot predict, however, whether these efforts will be successful.

Over the past three years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act
(ESA). These restrictions have caused RTLP to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service (FWS) is developing a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of RTLP's Washington timberlands is located. The new rule may also include guidelines for the protection of the marbled murrelet, also recently listed as a threatened species. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet. The State Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Company's lands. The Company is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Company timber available for harvest.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements" on Page ii.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The Rayonier Articles of Incorporation provide that the number of directors shall be not less than three and not more than twelve, with the exact number to be fixed by the Rayonier Board of Directors from time to time. Rayonier has a board of eight directors divided into three classes, with the term of Class I to expire in 1995, the term of Class II to expire in 1996, and the term of Class III to expire in 1997. This classification is conditional, however, upon compliance of such classification with North Carolina law at the time of the 1995 annual meeting. If such classification is not in compliance with North Carolina law at such time the Board will not be classified and all directors will be elected annually. It is the intent of the Company that a majority of the directors comprising the Company's Board not be employees of the Company and that a majority of the nonemployee directors be individuals who will not be directors of ITT.

The following table sets forth information as to the directors of the Company, of each class, and of their original terms.

CLASS I, TERM EXPIRES IN 1995

RONALD M. GROSS, 60, Chairman, President and Chief Executive Officer, Rayonier
- - He joined Rayonier in March 1978 as President and Chief Operating Officer and a director. He was elected Chairman in 1984. Mr. Gross serves as President and director of RFR, the managing general partner of RTLP. From 1968 to 1978, he was with Canadian Cellulose Company Limited of Vancouver, British Columbia, where he held various senior positions before becoming President and Chief Executive Officer and director in 1973. Mr. Gross is currently a director of Lukens Inc. He serves as a member of the Executive Committee of the Board of Directors of the American Forest and Paper Association (AFPA) and is Vice Chairman of the AFPA International Business Committee. He is a member of the Investment Policy Advisory Committee of the United States Trade Representative. Mr. Gross is a graduate of Ohio State University and the Harvard Graduate
School of Business Administration.

KATHERINE D. ORTEGA, 59, Former Treasurer of the United States - She served as the 38th Treasurer of the United States from September 1983 through June 1989 and as Alternate Representative of the United States to the United Nations General Assembly during 1990 to 1991. Prior to these appointments, she served as a Commissioner of the Copyright Royalty Tribunal and as a member of the President's Advisory Committee on Small and Minority Business. Before entering government, Ms. Ortega practiced as a certified public accountant with Peat, Marwick, Mitchell & Co. in Los Angeles from 1969 to 1972, was Vice President of the Pan American National Bank of East Los Angeles from 1972 to 1975 and was President and director of the Santa Ana State Bank from 1975 to 1978. She currently serves on the Boards of Directors of Diamond Shamrock, Inc., Ralston Purina Company, The Kroger Co., Long Island Lighting Company, Catalyst, Quest International and The Paul Revere Corporation and is a member of the Comptroller General's Consultant Panel. She is a graduate of Eastern New Mexico University, holds three honorary Doctor of Law Degrees and one honorary Doctor of Social Science Degree.

BURNELL R. ROBERTS, 66, Chairman, Sweetheart Holdings, Inc. and Sweetheart Cup Company (producer of plastic and paper disposable food service and food packaging products) - He served as Chairman of the Board and Chief Executive Officer of Mead Corporation (an integrated manufacturer of paper and forest products and provider of electronic publishing services) from April 1982 until his retirement in May 1992. Previously he was President of Mead from 1981 to 1982 and Senior Vice President from 1979 to 1981. He was a director of Mead from October 1981 until May 1993. He continues to serve as a director of National City Corporation, Cleveland, OH; Armco Inc., Pittsburgh, PA; The Perkin-Elmer Corporation, Norwalk, CT, and DPL Inc., Dayton, OH. He also serves as a director of the Japan Society, New York. He is a graduate of the University of Wisconsin and the Harvard Graduate School of Business Administration.

CLASS II, TERM EXPIRES IN 1996

WILLIAM J. ALLEY, 64, Chairman of the Board and Chief Executive Officer, American Brands, Inc. (diversified manufacturing and other businesses) - He joined The Franklin Life Insurance Company in 1967 and was Chairman, President and Chief Executive Officer of that organization when it was acquired by American Brands, Inc. in 1979. He was elected to the Board of Directors of American Brands in 1979 and subsequently held various senior executive positions with American Brands before being elected to his present position on June 15, 1987. He is also a director of RFR (the managing general partner of RTLP), CIPSCO Incorporated, Bunn-O-Matic Corporation, Moorman Manufacturing Company, The Business Council of Southwestern Connecticut (SACIA), Co-operation Ireland, United Way of Tri- State and the Connecticut Business for Education Coalition, Inc. and on the Advisory Board of Governors of the National Women's Economic Alliance Foundation. He is a member of the Business Roundtable and is also a member of The Conference Board, The Board of Overseers of the Executive Council on Foreign Diplomats, The Ambassadors' Roundtable Advisory Council and The Economic Club of New York. He is a graduate of Northeastern Oklahoma A&M College, the University of Oklahoma School of Business and the University of Oklahoma School of Law.

PAUL G. KIRK, JR., 56, of Counsel to Sullivan & Worcester (law firm) - He became a partner in the law firm of Sullivan & Worcester in 1977 and is presently of Counsel to the firm. He served as Chairman of the Democratic National Committee from 1985 to 1989 and as Treasurer from 1983 to 1985. Following his graduation from law school, Mr. Kirk became an assistant district attorney in Massachusetts. In 1969, he went to Washington to serve as assistant counsel to the Senate Judiciary Committee's Subcommittee on Administrative Practices and Procedures. In 1971, he left the Subcommittee staff to join Senator Edward M. Kennedy's U.S. Senate staff as special assistant. Following his resignation in 1989 as Chairman of the Democratic National Committee, he returned to Sullivan & Worcester as a partner in general corporate practice at the firm's Boston and Washington offices. Mr. Kirk is a director of Kirk-Sheppard & Co., Inc., of which he also is Chairman and Treasurer. He is a trustee of the Bradley Real Estate Trust and a director of ITT and of Hartford Fire Insurance Company, a subsidiary of ITT. He is co-chairman of the Commission on Presidential Debates, Chairman of the John F. Kennedy Library Foundation Board of Directors, Chairman of the Board of the National Democratic Institute for International Affairs, and a trustee of Stonehill College and St. Sebastian's School. He is a graduate of Harvard College and Harvard Law School.

GORDON I. ULMER, 61, Former Chairman and Chief Executive Officer of Connecticut Bank and Trust Company and Retired President of Bank of New England Corporation
- - He joined Connecticut Bank and Trust Company (CBT) in 1957 and held numerous positions before being elected President and director in 1980 and Chairman and Chief Executive Officer in 1985. In 1988 he was elected President of the Bank of New England Corporation (BNEC), holding company of CBT. He retired as President of BNEC in December 1990. In January 1991, BNEC filed a petition under Chapter 7 of the Bankruptcy Code and CBT commenced insolvency proceedings. Mr. Ulmer also serves as a director of Hartford Fire Insurance Company, a subsidiary of ITT, and the Old State House Association. He is a graduate of Middlebury College, the American Institute of Banking and the Harvard Graduate School of Business Administration Advanced Management Program and attended New York University's Graduate School of Engineering.

CLASS III, TERM EXPIRES IN 1997

RAND V. ARASKOG, 62, Chairman, President and Chief Executive Officer, ITT Corporation - He joined ITT in 1966 and has been Chief Executive of ITT since 1979 and Chairman since 1980. In March 1991, he assumed the title of President. Mr. Araskog is a director of ITT and of Hartford Fire Insurance Company and ITT Sheraton Corporation, subsidiaries of ITT, and of Alcatel Alsthom of France, in which ITT holds a six percent interest. He is also a director of Dow Jones & Company, Inc.; Dayton-Hudson Corporation; Shell Oil Company and the New York Stock Exchange. He is a member of The Business Council, The Business Roundtable, the Council on Foreign Relations and the Trilateral Commission. He is a trustee of the New York Zoological Society and of the Salk Institute. In 1988, Mr. Araskog was named Officier de la Legion d'Honneur by the President of the French Republic, Franscois Mitterand; and, in April 1991, he was awarded the Vermeil Grand Medal of the City of Paris. In May 1991, he was awarded the Order of Merit of the Republic of Italy in the level of Grand Officer. In 1994, he received the order Gen. Bernardo O'Higgins (Comendador) Award by the President of Chile. Mr. Araskog is a graduate of the U.S. Military Academy at West Point and attended the Harvard Graduate School of Arts and Sciences.

DONALD W. GRIFFIN, 57, President and Chief Operating Officer, Olin Corporation (diversified manufacturing corporation) - He joined Olin in 1961 and was part of its Brass Division marketing organization beginning in 1963. He advanced through various managerial positions and in 1983 was elected an Olin Corporate Vice President and appointed President of the Brass Division. He became President of the Winchester Division of Olin in 1985, was appointed President of Olin's Defense Systems Group in 1986 and was elected an Executive Vice President of Olin in 1987. He became a director of Olin in 1990 and was elected Vice Chairman of the Board for Operations on January 12, 1993. He was elected President and Chief Operating Officer on February 24, 1994. He is also a director of RFR (the managing general partner of RTLP), the Sporting Arms and Ammunition Manufacturers Institute, the Wildlife Management Institute, the National Shooting Sports Foundation, River Bend Bancshares, Inc. and Illinois State Bank and Trust in East Alton, Illinois. He is a trustee of the Buffalo Bill Historical Center, the Olin Charitable Trust and the National Security Industrial Association. He is a member of the American Society of Metals, the Association of the U.S. Army and the American Defense Preparedness Association. He is a life member of the Navy League of the United States and the Surface Navy Association. He is a graduate of the University of Evansville, Evansville, Indiana, and has completed the Graduate School for Sales and Marketing Managers at Syracuse University, Syracuse, N.Y.

DIRECTORS' COMPENSATION

No director who is an employee of the Company is compensated for service as a member of the Board of Directors or any Committee of the Board of Directors. Compensation for nonemployee directors consists of an annual retainer of $20,000, a $1,000 fee for each Board meeting attended, and a $750 fee for each Committee meeting attended. Directors are reimbursed for travel expenses incurred on behalf of the Company.

DIRECTORS' RETIREMENT POLICY

The Company's Board of Directors has adopted a retirement policy which provides
(i) that no person may be nominated for election or reelection as a nonemployee director after reaching age 72 and (ii) that no employee of Rayonier or of any of its subsidiaries (other than an employee who has served as chief executive of Rayonier) may be nominated for election or reelection as a director after reaching age 65, unless there has been a specific waiver by the Board of Directors of these age requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company's Board of Directors has four committees: Audit, Compensation and Management Development, Environmental and Legal Affairs and Nominating Committees.

AUDIT COMMITTEE. The Audit Committee supports the independence of the Company's external and internal auditors and the objectivity of the Company's financial statements. The Audit Committee (1) reviews the Company's principal policies for accounting, internal control and financial reporting, (2) recommends to the Company's Board of Directors the engagement or discharge of the external auditors, (3) reviews with the external auditors the plan, scope and timing of their audit and (4) reviews the auditors' fees and, after completion of the audit, reviews with management the external auditors' report.

The Audit Committee also reviews, before publication, the annual financial statements of the Company, the independence of the external auditors, the adequacy of the Company's internal accounting control system, and the Company's policies on business integrity and ethics and conflicts of interest. The Audit Committee also performs a number of other review functions related to auditing the financial statements and internal controls. The Audit Committee is comprised of three or more non-employee directors. The current members are Messrs. Roberts (Chairman), Kirk and Ulmer.

COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE. The Compensation and Management Development Committee (1) reviews and makes recommendations to the Company's Board of Directors with respect to the direct and indirect compensation and employee benefits of the Chairman of the Board and other elected officers of the Company, (2) reviews, administers and makes recommendations to the Company's Board of Directors with respect to any incentive plans and bonus plans that include elected officers and (3) reviews the Company's policies relating to the compensation of senior management and, generally, other employees. In addition, the Committee reviews management's long-range planning for executive development and succession, establishes and periodically reviews policies on management perquisites and performs certain other review functions relating to management compensation and employee relations policies. The

Compensation and Management Development Committee is comprised of three or more non-employee directors. The current members are Messrs. Alley (Chairman) and Roberts and Ms. Ortega.

ENVIRONMENTAL AND LEGAL AFFAIRS COMMITTEE. The Environmental and Legal Affairs Committee (1) reviews and recommends to the Company's Board of Directors proposed actions on major environmental compliance and regulatory matters which could have a significant impact on the Company's business and strategic operating objectives and (2) reviews and considers major claims and litigation, and legal, regulatory, patent and related governmental policy matters affecting the Company. In addition, the Committee reviews and approves management policies and programs relating to compliance with environmental matters, legal and regulatory requirements and business ethics. The Environmental and Legal Affairs Committee is comprised of three or more non-employee directors. The current members are Messrs. Kirk (Chairman), Griffin and Ulmer.

NOMINATING COMMITTEE. The Nominating Committee makes recommendations concerning the organization, size and composition of the Board of Directors and its Committees, proposes nominees for election to the Board and its Committees and considers the qualifications, compensation and retirement of directors. The Nominating Committee is comprised of three or more non-employee directors. The current members are Ms. Ortega (Chairman) and Messrs. Alley and Griffin.

EXECUTIVE OFFICERS

Listed below is certain information as to the Company's executive officers.

NAME, POSITION WITH COMPANY, AGE AND BIOGRAPHICAL DATA

RONALD M. GROSS, 60, Chairman, President and Chief Executive Officer - See information under "Board of Directors."

WALLACE L. NUTTER, 49, Executive Vice President - He was elected Executive Vice President of Rayonier in 1987 and has overall responsibility for the specialty pulp, log trading and wood products businesses. He was named Senior Vice President, Operations, in 1985 and Vice President and Director, Forest Products Operations, in 1984. He joined Rayonier in 1967 in the Northwest Forest Operations. Mr. Nutter is a member of the Board of Governors of the National Council for Air and Stream Improvement. He holds a B.A. in Business Administration from the University of Washington and has completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

WILLIAM S. BERRY, 52, Senior Vice President, Forest Resources and Corporate Development - He was elected Senior Vice President, Forest Resources and Corporate Development, of Rayonier in January 1994. He was Senior Vice President, Land and Forest Resources, of Rayonier from January 1986 to January 1994. From October 1981 to January 1986 he was Vice President and Director of Forest Products Management. Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. He serves as Senior Vice President of RFR, the managing general partner of RTLP. He also serves on the Executive Boards of the American Forest Council and the Center for Streamside Studies. Prior to joining Rayonier, Mr. Berry was employed with Champion International and Kimberly-Clark Corporation. He holds a B.S. in Forestry from the University of California at Berkeley and an M.S. in Forestry from the University of Michigan.

GERALD J. POLLACK, 52, Senior Vice President and Chief Financial Officer - He was elected Senior Vice President and Chief Financial Officer of Rayonier in May 1992. From July 1986 to May 1992, he was Vice President and Chief Financial Officer. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. Prior to joining Rayonier, Mr. Pollack was employed with Avis, Inc. where he held a number of positions, including Vice President and Corporate Comptroller and finally Vice President-Operations, Europe, Africa and Middle East Divisions in England. He serves as Chief Financial Officer of RFR, the managing general partner of RTLP. Mr. Pollack has a B.S. degree in Physics from Rensselaer Polytechnic Institute and an MBA in Accounting and Finance from the Amos Tuck School at Dartmouth.

KEVIN S. O'BRIEN, 61, Senior Vice President, Pulp Marketing - He was elected Senior Vice President, Pulp Marketing, for Rayonier in November 1989. From 1982 to 1989, he was Vice President, Strategic Planning and Development. In 1980 he was elected a Vice President and was appointed Director of Strategic Planning and Development. Since joining Rayonier in 1957, Mr. O'Brien has held a variety of assignments in domestic and international sales and marketing, including an assignment at ITT Corporate Headquarters as Product Line Manager for Natural Resources from 1977 to 1979. He holds an A.B. in Economics from Harvard University and an MBA from New York University.

JOHN P. O'GRADY, 48, Senior Vice President, Human Resources - He was elected Senior Vice President, Human Resources, of Rayonier in January 1994. He was Vice President, Administration, of Rayonier from July 1991 to January 1994. From December 1975 to July 1991, he held a number of human resources positions at ITT. Prior to joining Rayonier, he was Vice President, Administration, at ITT Federal Services Corporation from October 1983 through June 1991. Mr. O'Grady is a Management Trustee for United Paperworkers' Health and Welfare Trust and serves on the Board of Directors of Trenton State College Business and Industry Council. He holds a B.S. degree in Labor Economics from the University of Akron, an M.S. degree in Industrial Relations from Rutgers University and a Ph.D in Management from California Western University.

ITEM 11.  EXECUTIVE COMPENSATION

The following table discloses compensation received by Rayonier's Chief Executive Officer and the four other most highly paid executive officers for the fiscal year ended December 31, 1993.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                   ------------
                                            ANNUAL COMPENSATION                      AWARD OF
                                  -------------------------------------------
                                                                                       STOCK           ALL OTHER
NAME AND PRINCIPAL POSITION        SALARY($)         BONUS($)         OTHER($)      OPTIONS(3)(#)  COMPENSATION(4)($)
- ---------------------------        ---------         --------         --------      -------------  ------------------
Ronald M. Gross
  Chairman of the Board, President
  and Chief Executive Officer       421,920          185,000            64 (2)         33,000           14,767

Wallace L. Nutter
  Executive Vice President          235,631           90,000             -              7,000            8,247

William S. Berry
  Senior Vice President,
  Forest Resources and
  Corporate Development             180,000           60,000             -              4,500            6,300

Kevin S. O'Brien
  Senior Vice President,
  Pulp Marketing                    178,962           35,000             -              2,000            6,264

Gerald J. Pollack
  Senior Vice President and
  Chief Financial Officer           167,042           60,000             -              4,500            5,846

- ---------------------------
(1) This table does not include columns for Restricted Stock Awards and Long-Term Incentive Plan Compensation since Rayonier had no amounts to report for 1993.

(2) Represents tax reimbursement allowances which are intended to offset the inclusion in taxable income of the value of certain benefits.

(3) The stock options reported are for ITT Common Stock and do not represent options to acquire Rayonier Common Shares. In connection with the Distribution, options to purchase ITT Common Stock which were not exercised were canceled, and options to acquire Rayonier Common Shares have been granted to replace the canceled ITT options. See "Stock Options Generally".

(4) All the amounts shown in this column are company contributions under the ITT Investment and Savings Plan and the ITT Excess Savings Plan, which are defined contribution plans. ITT makes a matching contribution in an amount equal to 50 percent of an employee's contribution not to exceed three percent (3 percent) of such employee's salary. Under these plans, ITT also makes a non-matching contribution equal to one-half of one percent (0.5 percent) of an employee's salary.

ANNUAL BONUS PLAN

Eligible executives and key managers of Rayonier participated in an annual incentive bonus program sponsored by ITT. Under this program, each executive and key manager was assigned to a salary grade which had a standard bonus associated with it expressed as a percentage of the executive's year-end base salary rate (standard bonus). At year end, the aggregate amount of individual standard bonuses was adjusted in accordance with a pre-established formula to create a spendable bonus pool for the year. The formula measured actual net income, return on total capital (ROTC) and operating funds flow (OFF) against the approved budgeted amounts for the year for each performance measure. Net income, ROTC and OFF performance was weighted 60 percent, 25 percent and 15 percent, respectively. The maximum spendable pool was 150 percent of the aggregate standard bonus pool. Individual bonus amounts within the authorized pool were determined on a discretionary basis taking into account specific personal contributions during the year.

Bonus awards for Rayonier executive officers were subject to approval by ITT senior line management. Bonus awards for Messrs. Gross and Nutter were subject to final approval by the ITT Compensation and Personnel Committee.

During 1993, the standard bonus adjustment factor pursuant to the above formula was 100 percent. In total, $1,342,000 was authorized for expenditure to 54 executives and seven middle managers, including the amounts indicated in the Summary Compensation Table for the named executive officers.

The annual bonus program has been carried forward in substantially the same form under the Rayonier Annual Incentive Bonus Award Plan which is administered by the Compensation and Management Development Committee of the Rayonier Board of Directors.

STOCK OPTIONS GENERALLY

The employees of Rayonier held as of December 31, 1993 unexercised options to acquire 149,887 shares of ITT Common Stock, of which six executive officers held 105,001 such unexercised options. To the extent those ITT options were not exercised prior to the Distribution Date, Rayonier has granted to the named executive officers substitute options to acquire Rayonier Common Shares in substitution for the canceled options on ITT Common Stock. The substitution of options maintained the economic value of each option, and the total number of Rayonier options granted was determined so that the aggregate spread between the exercise price and the fair market value with respect to the Rayonier options equaled such aggregate spread with respect to the ITT options. As of February 28, 1994, there were 130,319 outstanding unexercised ITT options of which 100,667 were awarded to the six named executive officers. Under conversion, options to acquire 382,434 Rayonier Common Shares were granted to the employees of Rayonier in substitution for the ITT options which were canceled. The six named executive officers were granted 295,416 of such options to acquire Rayonier Common Shares.

Replacement of the canceled ITT options is believed to be beneficial to Rayonier and its shareholders, since it will allow Rayonier to restore meaningful compensation incentives to key employees.

OPTION GRANTS ON ITT COMMON STOCK TO RAYONIER EXECUTIVES IN LAST FISCAL YEAR

The following table provides information on fiscal year 1993 grants of options to the named Rayonier executives to purchase shares of ITT Common Stock.
Except as indicated above with respect to substitute stock options granted in 1994, no options to acquire Rayonier Common Shares have been granted or are outstanding. Under the provisions of the Rayonier Substitute Stock Option Plan, outstanding unexercised ITT options, including 1993 grants to purchase ITT Common Stock, have been converted and carried over to Rayonier with the same terms and conditions as were applicable under the former ITT Option Plans.


                                  INDIVIDUAL GRANTS TO PURCHASE ITT COMMON STOCK
                            ----------------------------------------------------------     POTENTIAL REALIZABLE VALUE
                            NUMBER OF   PERCENT OF TOTAL                                   AT ASSUMED ANNUAL RATES OF
                            SECURITIES      OPTIONS                                       STOCK PRICE APPRECIATION FOR
                            UNDERLYING     GRANTED TO                                            OPTION TERM(4)
                             OPTIONS      EMPLOYEES IN       EXERCISE        EXPIRATION      ----------------------
NAME                      GRANTED(1)(#)     1993(2)     PRICE($/SHARE)(3)       DATE         5 PERCENT   10 PERCENT
- ----                      -------------     -------     -----------------       ----         ---------   ----------
Ronald M. Gross               33,000         1.6%             $92.00         10/16/2003      $1,909,324  $4,838,602
Wallace L. Nutter              7,000         0.3%              92.00         10/16/2003         405,008   1,026,370
William S. Berry               4,500         0.2%              92.00         10/16/2003         260,362     659,809
Kevin S. O'Brien               2,000         0.1%              92.00         10/16/2003         115,717     293,249
Gerald J. Pollack              4,500         0.2%              92.00         10/16/2003         260,362     659,809

- -----------------
(1) The numbers on this column represent the options to purchase ITT Common
    Stock.

(2) Percentages are based on a total of 2,070,900 options granted to 677 ITT employees during 1993.

(3) The exercise price per share is 100 percent of the fair market value of ITT Common Stock on the date of grant, which was October 14, 1993. The exercise price may be paid in cash or in shares of ITT Common Stock valued at their fair market value on the date of exercise.

    Options granted to Messrs. Gross and Nutter are not exercisable until the trading price of ITT Common Stock equals or exceeds $115 per share for 10 consecutive trading days at which time two-thirds of the options will be exercisable; when the trading price equals or exceeds $128.80 per share for 10 consecutive trading days, the options will be fully exercisable. Notwithstanding the above, the options will be fully exercisable on October 16, 2002. (Converted Rayonier option grants are not exercisable until target trading price levels of $39.19 and $43.89 per common share are achieved as outlined herein.)

    Options granted to the other three named officers will be exercisable as to one-third on the first anniversary date of grant; two-thirds on the second anniversary date of the grant and in full on the third anniversary of the grant date.

(4) At the end of the term of the options granted on October 14, 1993, the projected price of a share of ITT Common Stock would be $149.86 at an assumed annual appreciation rate of 5 percent and $238.62 at an assumed annual appreciation rate of 10 percent. Gains to ITT Common stockholders at those assumed annual appreciation rates would exceed $6.8 billion and $17.4 billion, respectively, over the term of the options.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

The following table provides information on option exercises in 1993 by the named Rayonier executives and the value of each such executive's unexercised options to acquire ITT Common Stock at December 31, 1993.


                                                                  NUMBER OF SECURITIES
                                                                       UNDERLYING           VALUE OF UNEXERCISED
                            OPTIONS EXERCISED DURING 1993              UNEXERCISED          IN-THE-MONEY OPTIONS
                          ----------------------------------       OPTIONS AT 12/31/93       HELD AT 12/31/93(1)
                           SHARES ACQUIRED                             EXERCISABLE/             EXERCISABLE/
NAME                       ON EXERCISE(#)    VALUE REALIZED           UNEXERCISABLE            UNEXERCISABLE
- ----                       --------------    --------------           -------------            -------------
Ronald M. Gross                54,500        $1,849,605             12,000/33,000            $  511,440/-0-
Wallace L. Nutter               5,000           158,750             32,500/ 7,000             1,228,625/-0-
William S. Berry                8,333           227,408              1,667/ 4,500                71,048/-0-
Kevin S. O'Brien                2,500           100,800              2,500/ 2,000               100,625/-0-
Gerald J. Pollack               3,500           100,500              1,834/ 4,500                75,795/-0-

- -----------------
(1) The values reported in this column are based on the New York Stock Exchange consolidated trading closing price of ITT Common Stock of $91.25 at December 31, 1993.

ITT LONG-TERM PERFORMANCE PLAN

Under the ITT Long-Term Performance Plan, target contingent cash awards were made on December 12, 1991 (the 1992 Class Awards) to ITT executives including the executive officers of Rayonier. With respect to Rayonier executive officers, under the 1992 Class Awards, the ultimate payment value of a target award, if any, will be based upon Rayonier's return on equity (ROE) performance during the three-year period 1993 through 1995 as measured against predetermined ROE goals for each year. Each year of the performance period has been assigned a specific weighting: 15 percent, 35 percent and 50 percent for 1993, 1994 and 1995, respectively. If the actual weighted average ROE performance is less than 90 percent of the ROE goals, no payment is earned.

1992 Class Awards for the five most highly compensated executive officers of Rayonier are listed in the table below:

                                              PERFORMANCE
                                               OR OTHER
                                             PERIOD UNTIL      1992 CLASS       1992 CLASS           1992 CLASS
                       CONTINGENT TARGET    MATURATION OR         AWARD            AWARD                AWARD
NAME                         AWARDS             PAYOUT        THRESHOLD(1)       TARGET(2)           MAXIMUM(3)
- ----                         ------             ------        ------------       ---------           ----------
Ronald M. Gross              $ 700,000         12/31/95        $233,333         $ 700,000         $1,400,000
Wallace L. Nutter              300,000         12/31/95         100,000           300,000            600,000
William S. Berry               200,000         12/31/95          66,667           200,000            400,000
Kevin S. O'Brien               200,000         12/31/95          66,667           200,000            400,000
Gerald J. Pollack              180,000         12/31/95          60,000           180,000            360,000

- -----------------
(1) Based upon a weighted average ROE goal achievement of 90 percent, resulting in payment of 33 1/3 percent of the target award in the first quarter of 1996.

(2) Based upon a weighted average ROE goal achievement of 100 percent, resulting in payment of 100 percent of the target award in the first quarter of 1996.

(3) Based upon a weighted average ROE goal achievement of 130 percent or more, resulting in payment of 200 percent of the target award in the first quarter of 1996.

For all 18 Rayonier participants as of December 31, 1993, an aggregate 1992 Class Award target amount of $2,790,000 is outstanding. Reserves for these awards are maintained on the books of Rayonier. These awards are being continued and the program is administered by the Compensation and Management Development Committee of the Rayonier Board of Directors in accordance with the provisions of the Long-Term Performance Plan.

The Plan provides that in the event of material changes in accounting practices, principles, or their application, the Committee may make such adjustments as it deems appropriate in Performance Goals and/or target values so that the performance measurement for all purposes of this Plan with respect to awards may be made as nearly as practicable on the same accounting basis.
In addition, the Committee may make such other adjustments as it deems appropriate in Performance Goals and/or target values for material acquisitions or dispositions of stock or property or for other circumstances specified by the Committee in order to limit or avoid distortion in the operation of the Plan that may result from such circumstances.

It is contemplated that any modification of the pre-established ROE goals pursuant to the above provision will be disclosed to and, if required under Federal income tax or other laws, approved by Rayonier's shareholders.

The following is a description of the compensation, benefit and retirement plans adopted by the Company.

1994 RAYONIER INCENTIVE STOCK PLAN

Rayonier desires to provide meaningful long-term incentives for its executives and other key employees, directly related to their individual and collective performance in enhancing shareholder value. Market-based incentives based on Rayonier stock performance will allow Rayonier to provide significant incentives to the key employees of Rayonier to a degree not previously available under ITT's compensation programs. Awards of stock options and other market-based incentives will permit key employees to profit proportionately as shareholder value is enhanced (as evidenced by the market price for

Rayonier Common Shares), and will also give Rayonier an effective tool to encourage key employees to continue in the employ of Rayonier.

In order to achieve these objectives, effective prior to the Distribution, the Board of Directors of Rayonier adopted, and ITT as its sole shareholder approved, the 1994 Rayonier Incentive Stock Plan (the 1994 Plan). The 1994 Plan will be administered by the Compensation and Management Development Committee of the Rayonier Board of Directors (the Committee).

The 1994 Plan provides for the grant of incentive stock options (qualifying under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights (Rights), performance shares and restricted stock, or any combination of the foregoing, as the Committee may determine (collectively, Awards). The 1994 Plan will expire on December 31, 2003.

The 1994 Plan contains a formula for establishing an annual limit on the number of shares which may be awarded (or with respect to which non-stock Awards may be made) in any given calendar year (the Annual Limit). The Annual Limit formula is expressed as a percentage of Rayonier's total issued Common Shares as of the year end immediately preceding the year of awards (Plan Year). Under the Annual Limit formula, the maximum number of shares of Rayonier Common Shares for which Awards may be granted under the Plan in each Plan Year shall be 1.5 percent of the total of the issued and outstanding shares of Rayonier Common Shares as reported in the Annual Report on Form 10-K of the Corporation for the fiscal year ending immediately prior to any Plan Year. Any unused portion of the Annual Limit for any Plan Year shall be carried forward and be made available for awards in succeeding Plan Years.

In addition to the foregoing, in no event shall more than one million (1,000,000) Rayonier Common Shares be cumulatively available for Awards of incentive stock options under the 1994 Plan, and provided further, that no more than twenty percent (20 percent) of the total number of shares available on a cumulative basis shall be available for restricted stock and performance share awards. For any Plan Year, no individual employee may receive stock options for more than ten percent (10 percent) of the Annual Limit applicable to that Plan Year.

Subject to the above limitations, Rayonier Common Shares to be issued under the 1994 Plan may be made available from the authorized but unissued Rayonier Common Shares. In the event of a stock split or stock dividend, reorganization, recapitalization, or other similar event affecting the price of Rayonier Common Shares, the number of shares subject to the 1994 Plan, the number of shares then subject to Awards and the price per share payable on exercise of options may be appropriately adjusted by the Committee. Other than the above adjustments, it is the Rayonier Board's policy that no options will be canceled and reissued at a lower price unless the shareholders approve such action. For the purpose of computing the total number of shares available for Awards under the 1994 Plan, there shall be counted against the foregoing limitations the number of Rayonier Common Shares subject to issuance upon exercise or settlement of Awards and the number of Rayonier Common Shares which equal the value of Performance Share Awards, in each case determined as at the dates on which such Awards are granted. If any Awards under the 1994 Plan are forfeited, terminated, expire unexercised, are settled in cash in lieu of Rayonier Common Shares or are exchanged for other Awards, the shares which were theretofore subject to such Awards shall again be available for Awards under the 1994 Plan to the extent of such forfeiture or expiration of such Awards. Further, any shares that are exchanged (either actually or constructively) by optionees as full or partial payment to the Company of the purchase price of shares being acquired through the exercise of a stock option granted under the 1994 Plan may be available for subsequent Awards, provided, however, that such shares may be awarded only to those participants who are not directors or executive officers (as that term is defined in the rules and regulations under Section 16 of the Exchange Act).

At the Distribution Date, 29,565,392 Rayonier Common Shares were issued and outstanding. The Annual Limit applicable to 1994 for Awards under the 1994 Plan is 1.5 percent thereof or 443,481 shares.

Reference is made to the "Individual Grants to Purchase ITT Common Stock" table which sets forth information concerning the grant of ITT stock options made effective on October 14, 1993 to Rayonier's chief executive officer and the other named executive officers in 1993.

The Committee, made up entirely of outside directors, none of whose members may receive any Award under the 1994 Plan, will administer the 1994 Plan, including, but not limited to, making determinations with respect to the designation of those employees who shall receive Awards, the number of shares to be covered by options, Rights and restricted stock awards, the exercise price of options (which may not be less than 100 percent of the fair market value of Rayonier Common Shares on the date of grant), other option terms and conditions, and the number of performance shares to be granted and the applicable performance objectives. The Committee may impose such additional terms and conditions on an Award as it deems advisable. The Committee's decisions in the administration of the 1994 Plan shall be binding on all persons for all purposes.

The Committee may in its sole discretion delegate such administrative powers as it may deem appropriate to the chief executive officer or other members of senior management, except that Awards to executive officers shall be made solely by the Committee and subject to compliance with Rule 16b-3 of the Exchange Act.

Awards will be made, in the discretion of the Committee, to employees of Rayonier and any of its subsidiaries (including officers and members of the Board of Directors who are also employees) whose responsibilities and decisions directly affect the performance of Rayonier and its subsidiaries. No final determination has yet been made as to the number of recipients or the number of shares to be granted during the 1994 and later plan years. During 1993, 22 employees of Rayonier, including the named officers, were awarded options under an ITT employee stock option plan to purchase 74,300 shares of ITT Common Stock. There were no awards to employees of Rayonier of Rights, performance shares or restricted stock during 1993.

STOCK OPTIONS AND RELATED RIGHTS. Incentive stock options and related Rights under the 1994 Plan must expire within ten years after grant; non-qualified stock options and related Rights will expire not more than ten years and two days after grant. No Right may be exercised until at least six months after it is granted. The exercise price for options and Rights must be at least equal to the fair market value of the Rayonier Common Shares on the date of grant. The exercise price for options must be paid to Rayonier at the time of exercise and, at the discretion of the Committee, may be paid in the form of cash or already-owned Rayonier Common Shares or a combination thereof. During the lifetime of an employee, an option must be exercised only by the individual (or his or her estate or designated beneficiary) but no later than three months after his or her termination of employment (or for longer periods as determined by the Committee if termination is caused by retirement, disability or death, but in no event later than the expiration of the original term of the option). If an optionee voluntarily resigns or is terminated for cause, the options and Rights are canceled immediately.

PERFORMANCE SHARES. Performance shares under the 1994 Plan are contingent rights to receive future payments based on the achievement of individual or Company performance objectives as prescribed by the Committee. The amounts paid, which may be subject to a prescribed maximum, will be based on actual performance over a period from two to five years, as determined by the Committee, using such objective criteria as it deems appropriate including, but not limited to, earnings per share and return on equity of Rayonier. Payments may be made in the form of Rayonier Common Shares, cash or a combination of Rayonier Common Shares and cash. The ultimate payments are determined by the number of shares earned out and the price of a Rayonier Common Share at the end of the performance period. In the event an employee terminates employment during such a performance period, the employee will forfeit any right to payment. However, in the case of retirement, permanent total disability, death or cases of special circumstances, the employee may, at the discretion of the Committee, be entitled to an award prorated for the portion of the performance period during which he was employed by Rayonier.

RESTRICTED SHARES. Restricted Rayonier Common Shares awarded under the 1994 Plan shall be issued subject to a restriction period set by the Committee during which time the shares may not be sold, transferred, assigned or pledged. In the event an employee terminates employment during a restriction period, all such shares still subject to restrictions will be forfeited by the employee and reacquired by Rayonier. The Committee may provide for the lapse of restrictions in installments where deemed appropriate and it may also require the achievement of predetermined performance objectives in order for such shares to vest. The recipient, as owner of the awarded shares, shall have all other rights of a shareholder, including the right to vote the shares and receive dividends and other distributions during the restriction period. The restrictions may be waived, in the discretion of the Committee, in the event of the awardee's retirement, permanent total disability, death or in cases of special circumstances.

COMPENSATION UPON CHANGE OF CONTROL. The 1994 Plan provides for the automatic protection of intended economic benefits by key employees in the event of a change in control of Rayonier (i.e., upon the occurrence of an Acceleration Event as defined in the 1994 Plan). Notwithstanding any other provisions of the 1994 Plan, upon the occurrence of an Acceleration Event (a) all options and Rights will generally become immediately exercisable for a period of 60 calendar days; (b) options and Rights will continue to be exercisable for a period of seven months in the case of an employee whose employment is terminated other than for cause or who voluntarily terminates employment because of a good faith belief that such employee will not be able to discharge his or her duties; (c) Rights exercised during the 60-day period will be settled fully in cash based on a formula price generally reflecting the highest price paid for a Rayonier Common Share during the 60-day period preceding the date such Right is exercised; (d) "limited stock appreciation rights" shall automatically be granted on all outstanding options not otherwise covered by a Right, which shall generally be immediately exercisable in full and which shall entitle the holders to the same exercise period and formula price referred to in (a), (b) and (c) above; (e) outstanding performance share awards shall automatically vest, with the valuation of such performance shares based on the formula price; and (f) restrictions applicable to awards of restricted shares shall be automatically waived.

Options, Rights, performance shares or restricted shares which are granted, accelerated or enhanced upon the occurrence of a takeover (i.e., an Acceleration Event as defined in the 1994 Plan) may give rise, in whole or in part, to "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code and, to such extent, will be nondeductible by Rayonier and subject to a 20 percent excise tax to the awardee.

The Board may amend or discontinue the 1994 Plan at any time and, specifically, may make such modifications to the Plan as it deems necessary to avoid the application of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the Treasury regulations issued thereunder. However, shareholder approval is required for certain amendments, including any amendment which may (i) increase the number of shares reserved for awards (except as provided in the 1994 Plan with respect to stock splits or other similar changes), (ii) materially change the group of employees eligible for Awards, (iii) materially increase the benefits accruing to participants under the 1994 Plan or (iv) permit Awards after December 31, 2003.

RAYONIER SENIOR EXECUTIVE SEVERANCE PAY PLAN

The Rayonier Senior Executive Severance Pay Plan applies to eight Rayonier senior executives who are United States citizens or who are employed in the United States, including all executive officers. Under the Plan, if a participant's employment is terminated by Rayonier, other than for cause or as a result of other occurrences specified in the Plan, the participant is entitled to severance pay in an amount up to 24 months' base salary depending upon his or her length of service, but in no event more than the amount of base salary for the number of months remaining between the termination of employment and the participant's normal retirement date or two times the participant's total annual compensation during the year immediately preceding such termination.

Based upon their length of service, each of the aforementioned executive officers is entitled to severance pay under the Plan in an amount of 24 months' base salary, subject to the above-mentioned limitation in the event of an earlier retirement date. The Plan includes offset provisions for other compensation from Rayonier and requirements on the part of executives with respect to non- competition and compliance with the Rayonier Code of Corporate Conduct. While under the Plan severance payments would ordinarily be made monthly over the scheduled term of such payments, Rayonier has the option to make such payments in the form of a single lump- sum payment discounted to present value.

If within two years after a change in corporate control (as defined in the Plan), a participant terminates employment or is terminated, he or she will have the option to receive severance pay in a single discounted lump-sum payment. The current aggregate amount of the annual base salaries of such eight senior officers is approximately $1.6 million. The annual salaries of Messrs. Gross, Nutter, Berry, O'Brien and Pollack as of December 31, 1993 were $430,000, $236,000, $180,000, $180,000 and $174,000, respectively.

RAYONIER INVESTMENT AND SAVINGS PLAN

Many of the Company's salaried employees were participants in the ITT Investment and Savings Plan for Salaried Employees. Effective on the Distribution Date the Company and its participating subsidiaries adopted a substantially similar Rayonier Investment and Savings Plan for Salaried Employees, with a transfer of the account balances of each Company employee participating in the ITT Investment and Savings Plan to an account for such employee in the Rayonier Investment and Savings Plan.

Salaried employees of Rayonier and certain of its subsidiaries who become members of the Rayonier Investment and Savings Plan may elect to make contributions to a trust fund, through payroll deductions, of 2 percent to 16 percent of their salary up to the allowable compensation maximum for qualified plans. The contributions of highly compensated salaried employees are limited to lesser amounts. The employing company makes a matching contribution in an amount equal to 50 percent of the employee's contribution, not to exceed 3 percent of each employee's salary. In addition, Rayonier makes a non-matching contribution equal to one-half of one percent (.5 percent) of an employee's salary. Such amounts are invested in accordance with the provisions of the Plan. A before-tax savings feature of the Plan permits employees to have their salaries reduced by up to the aforementioned percentages, but not in excess of limits prescribed by tax law, and have such amounts contributed to the trust fund under the Plan for their benefit. Matching company contributions become vested at the rate of 20 percent after the first year of employment and another 20 percent after each additional year of employment, with full vesting after five years of employment; however, full vesting takes place immediately upon the attainment of age 65, retirement, disability, death, termination of the Plan or complete discontinuance of company contributions. The non-matched company contribution is fully vested immediately.

Federal legislation limits the annual contributions which an employee may make to the Investment and Savings Plan, a tax-qualified retirement Plan. Accordingly, Rayonier has adopted the Rayonier Excess Savings Plan which enables an employee who is precluded by these limitations from contributing 6 percent of salary to the tax-qualified plan to make up the shortfall through salary deferrals and thereby receive the 3 percent maximum matching company contribution and one-half of one percent non-matching company contribution otherwise allowable under the tax-qualified plan. Salary deferrals, company contributions and investment earnings are entered into a book reserve account maintained by the Company for each participant.


RAYONIER RETIREMENT PROGRAM

Most of the Company's salaried employees were participants in the ITT Retirement Plan for Salaried Employees. Effective on the Distribution Date, the Company and its participating subsidiaries adopted an identical "mirror-image" Rayonier Salaried Employees Retirement Plan.

The Company's Retirement Plan covers substantially all eligible salaried employees of the Company, including senior executive officers and other Rayonier executives. The cost of the retirement program is borne entirely by the Company.

The annual pension amounts to two percent of a member's average final compensation (as defined below) for each of the first 25 years of benefit services, plus one and one-half percent of a member's average final compensation for each of the next 15 years of benefit service, reduced by one and one-quarter percent of the member's primary Social Security benefit for each year of benefit service to a maximum of 40 years; provided that no more than one-half of the member's primary Social Security benefit is used for such reduction. A member's average final compensation (including salary plus approved bonus payments) is defined under the Plan as the total of (i) a member's average annual base salary for the five calendar years of the last 120 consecutive calendar months of eligibility service affording the highest such average plus (ii) a member's average annual compensation not including base salary for the five calendar years of the member's last 120 consecutive calendar months of eligibility service affording the highest such average. The Plan also provides for undiscounted early retirement pensions for members who retire at or after age 60 following completion of 15 years of eligibility service. A member is vested in benefits accrued under the Plan upon completion of five years of eligibility service.

Applicable Federal legislation limits the amount of benefits that can be paid and compensation which may be recognized under a tax- qualified retirement plan. The Company has adopted a non-qualified unfunded retirement plan ("Excess Plan") for payment of those benefits at retirement that cannot be paid from the qualified Retirement Plan. The practical effect of the Excess Plan is to continue calculation of retirement benefits to all employees on a uniform basis. Benefits under the Excess Plan will generally be paid directly by the Company.

Based on various assumptions as to remuneration and years of service, before Social Security reductions, the following table illustrates the estimated annual benefits payable from the Retirement Program at retirement at age 65 that are paid for by the Company.

                                                   PENSION PLAN TABLE

          AVERAGE                                  YEARS OF SERVICE
          FINAL                                    -----------------
       COMPENSATION          20               25               30               35               40
       ------------          --               --               --               --               --
        $50,000           $ 20,000         $ 25,000         $ 28,750         $ 32,500         $ 36,250
        100,000             40,000           50,000           57,500           65,000           72,500
        300,000            120,000          150,000          172,500          195,000          217,500
        500,000            200,000          250,000          287,500          325,000          362,500
        750,000            300,000          375,000          431,250          487,500          543,750
      1,000,000            400,000          500,000          575,000          650,000          725,000

The amounts shown under "Salary" and "Bonus" opposite the names of the individuals in the Summary Compensation Table comprise their compensation which is used for purposes of determining "average final compensation" under the plan. The plan will recognize their service with ITT for eligibility and vesting purposes which, as of December 31, 1993, are as follows: Mr. Gross,
15.83 years; Mr.  Nutter, 26.55 years; Mr. Berry, 13.58 years; Mr. O'Brien,
34.29 years; and Mr. Pollack, 11.58 years.

RAYONIER EMPLOYEE WELFARE BENEFITS

Effective on the Distribution Date, the Company and its participating subsidiaries adopted a broad-based employee welfare benefits program which "mirror images" the various ITT welfare benefit programs previously available to salaried employees. Rayonier executives will participate in the Company's comprehensive benefits program which will include group medical and dental coverage, group life insurance and other benefit plans, in addition to the pension program and investment and savings plan described previously. In addition to the coverage available generally to salaried employees under the Rayonier welfare benefits plans, Mr. Gross has Company-provided death benefits equal to his annual salary during active employment and reduced coverage after retirement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning Rayonier Common Shares beneficially owned effective February 28, 1994 by (a) each of the Company's directors and executive officers and (b) all directors and executive officers as a group. None of the directors or executive officers, individually, nor all the directors and executive officers as a group, beneficially owns as much as 1 percent of the outstanding Rayonier Common Shares after the Distribution. All Common Shares are owned directly by the individual unless otherwise indicated.

                                                                     AMOUNT AND NATURE OF
         NAME OF BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP
         ------------------------                                    --------------------
         Rand V. Araskog                                                  101,452
                                                                            4,258(a)
         Ronald M. Gross                                                   21,701
                                                                              697(b)
         William J. Alley                                                   1,000
         Donald W. Griffin                                                      -
         Paul G. Kirk, Jr.                                                    252
         Katherine D. Ortega                                                    -
         Burnell R. Roberts                                                 1,000
         Gordon I. Ulmer                                                    3,000
         Wallace L. Nutter                                                    184
                                                                            1,708(c)
         William S. Berry                                                     169
                                                                              149(b)
         Gerald J. Pollack                                                    458
                                                                               86(b)
         Kevin S. O'Brien                                                       -
         John P. O'Grady                                                       14
                                                                               11(b)
                                                                     ------------
         Directors and executive
           officers as a group                                            136,139
                                                                          =======

- --------------------------------
(a) Indicates Common Shares held under the ITT Investment and Saving Plan.

(b) Includes Common Shares held under the Rayonier Investment and Savings Plan.

(c) Includes 1,264 Common Shares owned by a corporation of which Mr. Nutter and his spouse are the sole stockholders. All other Common Shares in this total are held under the Rayonier Investment and Savings Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Rayonier was a wholly owned subsidiary of ITT through February 28, 1994, ("the Distribution Date"). Prior to the Distribution Date ITT rendered advice and assistance to Rayonier in general engineering, plants, traffic, operating, accounting, commercial, financial and other matters. The fee for such services was approximately 1/4 of 1 percent of Rayonier's annual sales. The total fee paid by Rayonier to ITT for these services amounted to $2.3 million in 1993.

As a result of the Distribution, ITT has no ownership interest in Rayonier, and Rayonier is an independent public company. Rayonier and ITT entered into certain agreements, described below, governing their relationship subsequent to the Distribution and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the Distribution. Copies of the forms of such agreements are filed as exhibits to this Form 10-K, Annual Report. The following description summarizes the material terms of such agreements, but is qualified by reference to the texts of such agreements, which are incorporated herein by reference.

DISTRIBUTION AGREEMENT

ITT and Rayonier entered into the Distribution Agreement providing for, among other things, the principal corporate transactions required to effect the Distribution and other arrangements between Rayonier and ITT related to the Distribution.

The Distribution Agreement provides for the retention by ITT of all liabilities relating to the business conducted by ITT or any subsidiary of ITT (excluding Rayonier and its subsidiaries) and the indemnification of Rayonier with respect to such liabilities.

The Distribution Agreement also provides for the retention by Rayonier of all liabilities relating to the business conducted by Rayonier and its subsidiaries (including environmental liabilities) and the indemnification of ITT with respect to such liabilities.

The Distribution Agreement provides that neither ITT nor Rayonier will take any action that would jeopardize the intended tax consequences of the transaction. Specifically, each of ITT and Rayonier will maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code of 1986, as amended, until February 28, 1996.

TAX ALLOCATION AGREEMENT

ITT and Rayonier entered into a Tax Allocation Agreement (the Tax Allocation Agreement) providing that Rayonier will pay its share of ITT's consolidated tax liability for the tax years Rayonier is included in ITT's consolidated Federal income tax return. The Agreement also provides for sharing of pre-closing state taxes where appropriate as well as certain other matters.

EMPLOYEE BENEFITS AGREEMENT

ITT and Rayonier entered into an Employee Benefit Services and Liability Agreement providing for the allocation of retirement, medical, disability and other employee welfare benefit plans between ITT and Rayonier.

ADMINISTRATIVE SERVICES AGREEMENT

For the purpose of an orderly transition following the Distribution Date, ITT and Rayonier entered into an Administrative Services Agreement pursuant to which, until December 31, 1994, ITT will provide to Rayonier such corporate administrative services as Rayonier may request, and Rayonier will provide to ITT similar services with respect to particular ITT subsidiaries which were formerly the management responsibility of Rayonier (the Administrative Services Agreement). The party which provides any such services will be compensated by the other party.

CANADIAN ASSETS PURCHASE AGREEMENT

A subsidiary of ITT and a subsidiary of Rayonier entered into a Canadian Assets Purchase Agreement pursuant to which on February 28, 1994 the ITT subsidiary sold to the Rayonier subsidiary certain assets located in Canada and owned by the ITT subsidiary which are used in the Canadian operations of Rayonier. The purchase price was equal to the net book value of the assets purchased, which approximated $3.2 million.

DIRECTORS

Two current ITT Directors, Messrs. Rand V. Araskog and Paul G. Kirk, Jr. are also serving on the Board of Directors of Rayonier.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a) Documents filed as a part of this report:
    1. See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.
    2. See Index to Financial Statement Schedules on page ii for a list of the financial statement schedules filed as a part of this report.
    3. See Exhibit Index on pages B and C for a list of the exhibits filed or incorporated herein as part of this report.

(b) Reports on Form 8-K:
    1. The Company filed, on December 10, 1993, a Form 8-K related to the announcement by ITT Corporation, the Registrant's sole shareholder, of its intentions to distribute, as a special dividend, all of the common shares of the Registrant to holders of ITT Common Stock and Series N Preferred Stock.

                              REPORT OF MANAGEMENT


The management of Rayonier Inc. is responsible for the preparation and integrity of the information contained in the accompanying financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information in the Annual Report is consistent with the financial statements.

Rayonier's financial statements are audited by Arthur Andersen & Co., independent public accountants. Management has made Rayonier's financial records and related data available to Arthur Andersen & Co., and believes that the representations made to the independent public accountants are valid and complete.

Rayonier's system of internal controls is a major element in management's responsibility for the fair presentation of the financial statements. The system includes both accounting controls and the internal auditing program, which are designed to provide reasonable assurance that Rayonier's assets are safeguarded, that transactions are properly recorded and executed in accordance with management's authorization, and that fraudulent financial reporting is prevented or detected.

Rayonier's internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in written codes of conduct, policies and procedures that are communicated to Rayonier's employees. Management continually monitors the system of internal controls for compliance. Rayonier's internal auditors independently assess the effectiveness of internal controls and make recommendations for improvement on a regular basis. The independent public accountants also evaluate internal controls and perform tests of procedures and accounting records to enable them to express their opinion on Rayonier's financial statements. They also make recommendations for improving internal controls, policies and practices. Management takes appropriate action in response to each recommendation from the internal auditors and the independent public accountants.

The Board of Directors and the officers of Rayonier monitor management's administration of Rayonier's financial and accounting policies and practices and the preparation of financial reports.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Rayonier Inc.:



We have audited the accompanying consolidated financial statements of Rayonier Inc. (a North Carolina corporation and a wholly owned subsidiary of ITT Corporation through February 28, 1994) and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, as described in the Index to Financial Statements. These financial statements and the schedules referred to below are the responsibility of Rayonier's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in the accompanying notes to financial statements, in 1992, Rayonier adopted three new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statement Schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        ARTHUR ANDERSEN & CO.




Stamford, Connecticut
March 1, 1994

                         RAYONIER INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                  For the Three Years Ended December 31, 1993
                 (Thousands of dollars, except per share data)

                                                                      1993             1992             1991
                                                                      ----             ----             ----
       Sales                                                        $936,310          $973,673         $978,950
                                                                     -------           -------          -------

       Costs and expenses
          Cost of sales                                               780,831          821,571          846,246

          Selling and general expenses                                 27,390           32,228           29,550

          Commission expenses                                             885           13,115           14,707

          Other operating (income) expenses, net                       (2,641)           4,639           (8,298)

          Provision for dispositions                                    2,679          188,724
                                                                      -------          -------           ------

                                                                      809,144        1,060,277           882,20
                                                                      -------        ---------           ------

       Operating income (loss)                                        127,166          (86,604)          96,745

       Equity in net loss of
          Grays Harbor Paper Company                                       -            (3,257)          (1,587)
                                                                      -------         --------          --------

                                                                      127,166          (89,861)          95,158

       Interest expense                                               (23,368)         (21,327)         (13,942)

       Interest and miscellaneous income, net                           1,608            2,004            2,562

       Minority interest                                              (22,508)         (22,702)         (19,884)
                                                                      -------          -------          -------

       Income (loss) before income taxes                               82,898         (131,886)          63,894

       Income tax (expense) benefit                                   (30,432)          50,366          (19,557)
                                                                      -------          -------          -------

       Income (loss) before cumulative effect
          of accounting changes                                        52,466          (81,520)          44,337

       Cumulative effect of accounting changes (SFAS No. 106
          and SFAS No. 112) net of tax benefit $11,310                      -          (21,956)               -
                                                                      -------         --------          -------

       Net income (loss)                                             $ 52,466        $(103,476)        $ 44,337
                                                                      =======         ========          =======

       Earnings (loss) per common share:
          Income (loss) before cumulative effect
                of accounting changes                                   $1.77           $(2.77)           $1.50
                                                                         ====            =====             ====

          Cumulative effect of accounting changes                       $   -           $(0.74)           $   -
                                                                         ====            =====             ====

          Net income (loss)                                             $1.77           $(3.51)           $1.50
                                                                         ====            =====             ====

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1993 and 1992
                             (Thousands of dollars)

                                     ASSETS


                                                                                       1993                1992
                                                                                       ----                ----
CURRENT ASSETS

      Cash                                                                       $    5,989          $    5,731
      Short-term investments                                                              -               5,000
      Accounts receivable, less allowance for doubtful
          accounts of $4,268 and $4,049                                              82,696              74,249
      Inventories
          Finished goods                                                             46,516              57,457
          Work in process                                                            16,235              16,945
          Raw materials                                                              44,057              39,552
          Manufacturing and maintenance supplies                                     26,751              26,026
                                                                                  ---------           ---------
                                                                                    133,559             139,980

      Deferred income taxes                                                          10,498              18,409
      Prepaid timber stumpage                                                        55,770              40,544
      Other current assets                                                           10,752               7,624
                                                                                  ---------           ---------

          Total current assets                                                      299,264             291,537

OTHER ASSETS                                                                         24,025              31,337

TIMBER STUMPAGE                                                                      12,480               7,881

TIMBER, TIMBERLANDS AND LOGGING ROADS,
          NET OF DEPLETION AND AMORTIZATION                                         470,077             464,123

PROPERTY, PLANT AND EQUIPMENT

      Land, buildings, machinery and equipment                                    1,149,447           1,129,209
      Less - accumulated depreciation                                               480,518             447,643
                                                                                  ---------           ---------

                                                                                    668,929             681,566
                                                                                  ---------           ---------


                                                                                 $1,474,775          $1,476,444
                                                                                  =========           =========




       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1993 and 1992
                             (Thousands of dollars)

                       LIABILITIES AND SHAREHOLDER EQUITY

                                                                                          1993             1992
                                                                                          ----             ----
CURRENT LIABILITIES

   Accounts payable                                                                $   67,783       $   72,321
   Bank loans                                                                         180,800          100,000
   Current maturities of long-term debt                                                 1,203            1,770
   Accrued taxes                                                                        2,480            5,363
   Accrued payroll and benefits                                                        18,525           17,689
   Accrued interest                                                                     4,446            5,367
   Due to ITT Corporation and affiliated companies, net                                 2,673           10,106
   Other current liabilities                                                           32,657           40,926
   Current reserves for dispositions and
       discontinued operations                                                         27,280           31,231
                                                                                      -------          -------

      Total current liabilities                                                       337,847          284,773

DEFERRED INCOME TAXES                                                                 126,176           86,478

LONG-TERM DEBT                                                                        316,138          301,634

NONCURRENT RESERVES FOR DISPOSITIONS AND
   DISCONTINUED OPERATIONS (Net of discontinued
   operations' assets of $12,986 and $11,003)                                          35,920           64,439

OTHER NONCURRENT LIABILITIES                                                           15,741           26,025

MINORITY INTEREST                                                                      36,649           37,417

SHAREHOLDER EQUITY

   Common shares, 60 million shares authorized,
       29,565,392 shares issued and outstanding                                       157,426          157,426

   Retained earnings                                                                  448,878          518,252
                                                                                      -------          -------

                                                                                      606,304          675,678
                                                                                      -------          -------

                                                                                   $1,474,775       $1,476,444
                                                                                     ========         ========





       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                  For the Three Years Ended December 31, 1993
                             (Thousands of dollars)

                                                                  1993              1992              1991
                                                                  ----              ----              ----
Balance, beginning of year                                      $518,252          $639,258          $614,534

      Net income (loss)                                           52,466          (103,476)           44,337

      Cash dividends to ITT Corporation                         (121,840)          (17,530)          (19,613)

                                                                 -------           -------           -------

Balance, end of year                                            $448,878          $518,252          $639,258
                                                                 =======           =======           =======



                    STATEMENTS OF CONSOLIDATED COMMON SHARES
                         AND CUMULATIVE PREFERRED STOCK

                  For the Three Years Ended December 31, 1993
                   (Thousands of dollars, except for shares)



                                                                                           Cumulative
                                                        Common Shares                     Preferred Stock
                                                 -------------------------             ------------------------
                                                 Shares            Amount              Shares         Amount
                                                 ------            ------              ------         ------
Balance, January 1, 1991                       29,565,392         $157,426                      -     $     -
                                               ----------          -------             ----------      ------

Balance, December 31, 1991                     29,565,392          157,426                      -           -

      Issuance of Cumulative
        Preferred Stock                                 -                -                 30,000      30,000

      Redemption of Cumulative
        Preferred Stock                                 -                -                (30,000)    (30,000)
                                               ----------          -------                 ------      ------

Balance, December 31, 1992                     29,565,392          157,426                      -          -
                                               ----------          -------                  -----       -----

Balance, December 31, 1993                     29,565,392         $157,426                      -           -
                                               ==========          =======                  =====       =====


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                  For the Three Years Ended December 31, 1993
                             (Thousands of dollars)

                                                                                   1993             1992               1991
                                                                                   ----             ----               ----
OPERATING ACTIVITIES
Net income (loss)                                                              $  52,466        $(103,476)        $  44,337
Cumulative effect of accounting changes                                                -           21,956                 -
                                                                                 -------         --------           -------
Income (loss) before cumulative effect of accounting changes                      52,466          (81,520)           44,337

Non-cash items included in income
  Depreciation, depletion and amortization                                        78,272           77,885            69,270
  Deferred income taxes                                                           47,609          (65,871)            6,865
  Equity in undistributed losses of Grays Harbor Paper Company                         -            3,257             1,587
  Write-down of property, plant and equipment                                          -           81,804                 -
  Reserves for dispositions                                                        2,679          106,920                 -
Decrease in other noncurrent liabilities                                         (10,284)          (1,387)           (4,239)
Change in accounts receivable, inventories and accounts payable                   (5,887)         (13,711)          (31,083)
(Increase) decrease in prepaid timber stumpage                                   (15,226)           2,391            29,684
Change in due to ITT Corporation and affiliated companies, net                    (7,433)           1,927            15,823
Other changes in working capital                                                 (13,569)          12,427               924
                                                                                --------          -------          --------
Cash from operating activities                                                   128,627          124,122           133,168
                                                                                ========          =======          ========

INVESTING ACTIVITIES
Capital expenditures, net of sales, retirements
  and reclassifications of $167, $755 and $1,554                                  71,589)         (96,289)         (132,002)
New Zealand forest assets acquisition                                                  -         (196,500)                -
Expenditures for dispositions and discontinued operations                        (27,730)         (18,213)          (16,962)
Change in investments, other assets and timber stumpage                           (6,179)          (1,394)            5,679
                                                                                --------         --------          --------
Cash used for investing activities                                              (105,498)        (312,396)         (143,285)
                                                                                ========         ========          ========

FINANCING ACTIVITIES
Increase in indebtedness to ITT Corporation                                            -          167,000            30,800
Repayments of indebtedness to ITT Corporation                                          -         (167,000)          (71,100)
Issuance of debt                                                                 290,435          424,700            99,439
Repayments of debt                                                              (195,698)        (226,402)          (26,788)
Issuance of preferred stock                                                            -           30,000                 -
Redemption of preferred stock                                                          -          (30,000)                -
Cash dividends to ITT Corporation                                               (121,840)         (17,530)          (19,613)
(Decrease) increase in minority interest                                            (768)           4,486             1,813
                                                                                --------         --------          --------
Cash from (used for) financing activities                                        (27,871)         185,254            14,551
                                                                                ========         ========          ========

CASH AND SHORT-TERM INVESTMENTS
(Decrease) increase in cash and short-term investments                            (4,742)          (3,020)            4,434
Balance at beginning of year                                                      10,731           13,751             9,317
                                                                                 -------         --------          --------
Balance at end of year                                                         $   5,989        $  10,731         $  13,751
                                                                                 =======         ========          ========

Supplemental disclosures of cash flow information
Cash paid (received) during the year for
  Interest                                                                     $  16,915        $  22,562         $  15,879
                                                                                ========         ========           ========
  Income taxes, net of refunds                                                 $ (18,193)       $  13,835         $  (6,863)
                                                                                ========         ========           ========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands unless otherwise stated)

1.  THE COMPANY

On February 28, 1994, (the Distribution Date), ITT Corporation (ITT), Rayonier Inc.'s sole shareholder, distributed, as a special dividend, all of the Common Shares of Rayonier to the holders of ITT Common Stock and Series N Preferred Stock (the Distribution). In connection with the Distribution, the Company changed its name from ITT Rayonier Incorporated to Rayonier Inc. and became a publicly traded company listed on the New York Stock Exchange under the symbol "RYN." On March 1, 1994 there were approximately 29.6 million Common Shares of Rayonier outstanding.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rayonier Inc. and its subsidiaries. Minority interest represents public unitholders' proportionate share of the partners' capital of Rayonier's consolidated subsidiary, Rayonier Timberlands, L.P. (RTLP). All significant intercompany balances and transactions are eliminated. Rayonier's investments in noncontrolled companies are included on the equity basis.

Certain reclassifications have been made to prior years' financial statements to conform to current year presentation.

Research and Development

Significant costs are incurred each year for research and development programs expected to contribute to the profitability of future operations. Such costs are charged to income as incurred. Research and development expenditures amounted to $7,302, $8,267 and $7,651 in 1993, 1992 and 1991, respectively.

Inventories

Inventories are valued at the lower of cost or market. The cost of pulp products is determined on the first-in, first-out (FIFO) basis. Timber and wood products are generally valued on an average cost basis. Inventory costs include material, labor and manufacturing overhead. Physical counts of inventories are made at least annually. Potential losses from obsolete, excess or slow- moving inventories are provided for currently.

Prepaid Timber Stumpage/Timber Stumpage

Rayonier purchases timber stumpage from RTLP and other private and public owners of timberlands. The timber stumpage is harvested by Rayonier for use in its log export, pulp and wood products businesses. Timber stumpage is classified as a current asset, Prepaid Timber Stumpage, based upon the amount of harvest expected to occur within one year of the balance sheet date. The remainder is classified as a noncurrent asset, Timber Stumpage.

Timber Cutting Contracts

Rayonier evaluates the realizability of its future timber harvests in the northwestern and southeastern portions of the United States and in New Zealand based on the estimated aggregate cost, including the cost of fee timber, timber stumpage and timber available under cutting contracts, of such harvests and the market sales values to be realized at the anticipated time of harvesting that timber. Losses are recorded in the period that a determination is made that the aggregate harvest costs in a major operating area will not be recoverable.

Timber and Timberlands

The acquisition cost of land, timber, real estate taxes, lease payments, site preparation and other costs relating to the planting and growing of timber are capitalized. Such costs attributed to merchantable timber are charged against revenue at the time the timber is harvested based on the relationship of harvested timber to the estimated volume of currently recoverable timber. Timber and timberlands are stated at the lower of original acquisition cost, net of timber cost depletion, or market value.

Logging Roads

Logging roads, including bridges, are stated at cost, less accumulated amortization. The costs of roads developed for reforestation activities are amortized using the straight-line method over their useful economic lives estimated at 40 years for roads and 20 years for bridges. Road costs associated with harvestable timber access are charged to a prepaid account and amortized as the related timber is sold, generally within two years.

Property, Plant and Equipment

Property, plant and equipment additions are recorded at cost which includes applicable freight, taxes, interest, construction and installation costs. Interest capitalized in connection with major construction projects amounted to $893 and $3,214 during 1992 and 1991, respectively. No interest costs were capitalized during 1993. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value and no gain or loss is recognized. Gains and losses with respect to any significant and unusual retirements of assets are included in operating income.

Depreciation

Pulp manufacturing facilities are generally depreciated using the units of production method. Depreciation on other buildings and equipment is provided on a straight-line basis over the useful economic lives of the assets involved. Rayonier normally claims the maximum depreciation deduction allowable for tax purposes.

Earnings (Loss) Per Common Share

Earnings (loss) per common share have been computed, in 1992 after deducting preferred dividends, based on the number of Rayonier Common Shares that were outstanding on the Distribution Date. Common stock equivalents in the form of Rayonier stock options were granted to certain Rayonier employees in substitution for surrendered ITT options. However, these common stock equivalents have been excluded from earnings (loss) per common share computations due to immateriality. The number of common shares used in earnings (loss) per common share computations was 29,565,392 for 1993, 1992 and 1991. See Notes 1, 11 and 12.

3.  CHANGES IN ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards No. 109 - Adopted by Restatement of Prior Periods

During the second quarter of 1992, Rayonier adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," by restating financial statements of prior periods. The new standard requires, among other things, that an asset and liability approach be applied in accounting for income taxes. The significant effects of the adoption of SFAS No. 109 on the balance sheet were to increase shareholder equity by $26,812 and to adjust deferred tax assets and deferred tax liabilities by a corresponding amount. The adoption of SFAS No. 109 had no effect on net income.

Statement of Financial Accounting Standards No. 106 - Adopted with a one-time Cumulative Adjustment to Net Income

Effective January 1, 1992, Rayonier adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," using the immediate recognition method. The new standard requires accrual of postretirement health care and life insurance benefit costs during the years that an employee provides services to the Company rather than on the pay-as-you-go basis generally in effect. Accordingly, a cumulative adjustment (through December 31, 1991) of $31,916 pretax has been recognized at January 1, 1992.

Statement of Financial Accounting Standards No. 112 - Adopted with a one-time Cumulative Adjustment to Net Income

Effective January 1, 1992, Rayonier adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," using the immediate recognition method. The new standard requires current recognition of costs associated with benefits provided to former or inactive employees after employment but before retirement. These postemployment benefits are primarily comprised of obligations to provide medical and life insurance to employees on long-term disability. Accordingly, a cumulative adjustment (through December 31, 1991) of $1,350 pretax has been recognized at January 1,

1992. Except for the one-time cumulative adjustment, the adoption of SFAS No. 112 was not material to Rayonier's results of operations.

Rayonier's cash flows were not impacted by these changes in accounting principles.

4.  NEW ZEALAND ACQUISITION

During the second quarter of 1992, the Company completed the purchase of forest assets, primarily Crown forest licenses consisting of long-term rights to utilize approximately 250,000 acres of plantation forest in New Zealand. These assets were acquired from the New Zealand government for a cash purchase price of approximately $197 million. Bridge financing for the acquisition was obtained through the issuance of preferred stock to ITT and through additional borrowings from banks and ITT. By October 15, 1992, the Company had completed its financing program for this acquisition. See Notes 6, 10 and 11. The Company harvests timber for export to Pacific Rim markets and sale locally in New Zealand. Substantially all of the assets were purchased by, and substantially all operations are conducted through Rayonier New Zealand Limited, an indirect subsidiary of Rayonier.

5.  RAYONIER TIMBERLANDS, L.P.

In 1985, Rayonier transferred substantially all of its timberlands business to Rayonier Timberlands, L.P., a master limited partnership, in exchange for 20 million Class A and 20 million Class B Depositary Units. Thereafter, Rayonier offered and sold 5.06 million Class A Units (25.3 percent) to the public.
Class A Units participate principally in the revenues and costs associated with RTLP's sales of timber through December 31, 2000 and to a significantly lesser extent in subsequent periods. RTLP's sales of timber after that date as well as cash flow associated with land management activities before and after that date are principally allocable to the Class B units, all of which have been retained by Rayonier. Rayonier and a subsidiary, as general partners, plan to operate and manage RTLP throughout its existence. RTLP is majority owned by Rayonier and is included in these consolidated financial statements.

6.  TRANSACTIONS BETWEEN ITT AND RAYONIER

Rayonier was a wholly owned subsidiary of ITT through February 28, 1994. See Notes 1 and 11. ITT rendered advice and assistance to Rayonier in general engineering, plants, traffic, operating, accounting, commercial, financial and other matters. The fee for such services was approximately 1/4 of 1 percent of Rayonier's annual sales. The total fee paid by Rayonier to ITT for these services amounted to $2,326, $2,413 and $2,450 in 1993, 1992 and 1991,
respectively.

Rayonier paid sales commissions to ITT Foreign Sales Corporation (FSC) amounting to $12,362, and $13,727 in 1992 and 1991, respectively, under a sales agency agreement initiated in August 1988. Dividends paid to ITT were reduced by the after tax cost of the foreign sales commissions so as not to impact the financial condition of Rayonier due to this arrangement. Effective January 1, 1993, ITT transferred ownership of FSC to Rayonier.

On May 14, 1992, Rayonier borrowed $167 million from ITT, the proceeds of which were utilized as bridge financing in the New Zealand acquisition. On July 28, 1992, all outstanding borrowings from ITT were replaced by bank borrowings at variable interest rates. During 1991, Rayonier repaid $40,300 of a variable rate loan from ITT which was borrowed in 1988 and used primarily to retire commercial paper. The loan balance was repaid primarily with funds borrowed from banks. See Note 10. There were no outstanding borrowings from ITT as of December 31, 1993 and 1992. Interest expense paid to ITT amounted to $2,092 and $1,817 in 1992 and 1991, respectively. No interest expense was paid to ITT in 1993.

Rayonier was one of several affiliates participating in the ITT Salaried Retirement Plan as well as health care and life insurance programs for salaried employees sponsored by ITT. See Note 13.

As a result of the Distribution, ITT has no ownership interest in Rayonier, and Rayonier is an independent public company. Rayonier and ITT entered into certain agreements governing their relationship subsequent to the Distribution and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the Distribution.

A subsidiary of ITT and a subsidiary of Rayonier entered into a Canadian Assets Purchase Agreement pursuant to which on February 28, 1994 the ITT subsidiary sold to the Rayonier subsidiary certain assets located in Canada and owned by the ITT subsidiary which are used in the Canadian operations of Rayonier. The purchase price was equal to the net book value of the assets purchased which approximated $3.2 million.

7.  INCOME TAXES

Prior to the Distribution Date, Rayonier and its U.S. subsidiaries were included in ITT's consolidated U.S. Federal income tax returns, and Rayonier remitted to ITT its current income tax liability. Rayonier computed its tax provision in accordance with tax- sharing arrangements with ITT that prior to 1993, included the use by Rayonier of tax benefits realized by ITT as a result of a foreign sales agency agreement between FSC and Rayonier.

The provision for income taxes was adversely impacted in 1993 by the effects of tax reform legislation enacted August 10, 1993. This legislation increased the corporate income tax rate from 34 percent to 35 percent retroactive to January 1, 1993 and eliminated tax benefits related to log exports for foreign sales corporations effective in the third quarter. The provision for income taxes includes a charge of $1,583 as a result of the remeasurement of the Company's deferred tax liability for the 1 percent increase in the corporate income tax rate. In total, the 1993 tax reform legislation negatively impacted results by approximately $3 million.

Income tax data before the cumulative effect of accounting changes are as follows:

                                                                      1993             1992                1991
                                                                      ----             ----                ----
Provision (benefit) for income tax
   Current
       U.S. federal                                                $(18,530)         $  1,199           $  6,781
       State and local                                               (1,216)              117                932
       Foreign                                                        2,569                 -                  -
                                                                   --------        ----------          ---------
                                                                    (17,177)            1,316              7,713
                                                                    -------            ------             ------

   Deferred
       U.S. federal                                                  39,713           (47,795)            10,870
       State and local                                                3,292            (3,268)               974
       Foreign                                                        4,604              (619)                 -
                                                                    -------          --------         ----------
                                                                     47,609           (51,682)            11,844
                                                                     ------          -------              ------

                                                                   $ 30,432          $(50,366)          $ 19,557
                                                                    =======           =======            =======

Deferred income tax provision (benefit) represents the tax effect related to recording revenues and expenses in different periods for financial reporting and tax return purposes. Deferred tax assets (liabilities) include the following at December 31, 1993 and 1992:

                                                                                1993                 1992
                                                                                ----                 ----
                          Accelerated depreciation                         $(122,544)           $(110,748)
                          Reserves for dispositions
                            and discontinued operations                       23,212               52,224
                          Other                                              (16,346)              (9,545)
                                                                           ---------            ---------

                                                                           $(115,678)          $  (68,069)
                                                                            ========           ==========

A reconciliation of the tax provision (benefit) at the U.S. statutory rate to the provision (benefit) for income tax as reported is as follows:

                                                                      1993              1992               1991
                                                                      ----              ----               ----
Tax (benefit) provision at U.S. statutory rate                      $29,014          $(44,841)           $21,724

Benefit of foreign sales corporations                                (1,500)           (3,089)            (3,631)

Effect of remeasurement of deferred tax liability                     1,583                 -                  -

State and local taxes, net of federal tax benefit                     1,349            (2,080)             1,258

All other, net                                                          (14)             (356)               206
                                                                      -----           -------             ------

Provision (benefit) for income tax                                  $30,432          $(50,366)           $19,557
                                                                     ======           =======             ======

"All other, net" represents tax provision adjustments for permanent differences, tax credits, foreign tax rates and other items which are not individually significant.

8.  DISCONTINUED OPERATIONS AND UNITS HELD FOR DISPOSITION

In 1986 the Company discontinued its Southern Wood Piedmont Company (SWP) treated wood business segment. The Company is currently actively involved in implementing cleanup and closure programs for SWP and is in negotiations with state and environmental agencies on the scope and timing of such programs. In prior years, the Company had provided $153 million in pre-tax reserves for discontinued operations for closure, post-closure and corrective action programs at SWP. The costs of the corrective action and closure programs at SWP's nine primary manufacturing locations are affected by many factors, which has led to increases in the reserves for such programs in the past, and may result in increases in the future, as the effectiveness of the existing cleanup programs is measured against applicable standards. Expenditures for such programs will also depend on, among other things, new laws, regulations and administrative interpretations, governmental responses to programs proposed by the Company and changes in environmental control technology. Although considerable progress on cleanup was made by year end 1993, in particular at three of SWP's nine locations where the installation of corrective action facilities has been completed, there is still uncertainty as to the timing and amount of expenditures beyond 1993 at these sites and the extent and timing for completing programs at all sites. The Company currently estimates that expenditures for environmental remediation and closure costs at these sites during the two year period 1994-1995 will approximate $10 million.

Net assets of discontinued operations as of December 31, 1993 and 1992 include $11.5 million for receivables from insurance claims. Such receivables represent the Company's claim for reimbursements in connection with property damage settlements relating to SWP's former wood preserving operations.

In the fourth quarter of 1992, the Company provided $180 million, pre-tax, for the loss on disposal of assets along with the costs for severance, demolition and other closedown items associated with the disposition of the Grays Harbor Pulp Mill and Vanillin plant, and the associated Grays Harbor Paper Company (collectively referred to as the Grays Harbor Complex). In August 1993 a portion of the Grays Harbor Complex was sold for cash and notes. The Company is still completing demolition, personnel termination, environmental remediation and other closure programs.

As of December 31, 1993, the Company had $76.2 million reserved for discontinued operations and units held for disposition. Subject to the uncertainties discussed above, the Company believes that its reserves established to divest or close all of these business activities are adequate. The Company further believes that any future change in estimates, if necessary, will not materially affect the financial condition of the Company.

9.  BANK LOANS

At December 31, 1993, the Company had short-term loans payable to various banks totaling $180.8 million at interest rates ranging from 3.46 percent to 3.86 percent. At December 31, 1992, the Company's short-term loans payable to banks totaled $100 million at interest rates ranging from 3.75 percent to 4.44 percent.

The fair value of Rayonier's short-term bank loans approximates carrying value at December 31, 1993.

10.  LONG-TERM DEBT

As of December 31, 1993 and 1992 Rayonier's long-term debt at various interest rates included the following:

      Debt Issue                                                             1993             1992
      ----------                                                             ----             ----
      7.5% Notes - due 2002                                                $110,000         $110,000

      Medium Term Notes due 1998-1999 at interest rates
           of 5.84% to 6.16%                                                 16,000                -

      Variable rate Term Loan Agreement - due 1995-1997                     100,000          100,000

      Pollution control and industrial revenue bonds -
           due 1994-2015 at interest rates of 4.75% to 9.0%                  90,410           91,345

      All other                                                                 931            2,059
                                                                            -------          -------

                                                                            317,341          303,404

      Less: Current maturities                                                1,203            1,770
                                                                           --------         --------

      Long-term debt                                                       $316,138         $301,634
                                                                            -------          -------

On October 15, 1992 Rayonier issued $110 million of 7.5 percent notes due October 15, 2002 (the Notes). The Notes were issued pursuant to a Registration Statement, filed on Form S-3 effective September 29, 1992 (the Registration Statement), which permits the Company to issue up to $250 million in debt securities through public offerings. The Company used the net proceeds from the sale of the Notes to repay bank debt which was utilized as bridge financing for the purchase of forest assets in New Zealand. See Note 4.

On April 5, 1993 the Company established a $140 million Medium Term Note program pursuant to the Registration Statement. During April 1993, $16 million of medium term notes, maturing in April 1998 and 1999, were issued under this program at an average effective cost to the Company of 6.25 percent.

During the fourth quarter of 1991, Rayonier borrowed $90 million under a term loan agreement which expires on October 31, 1997. This loan agreement was amended in 1992 allowing Rayonier to borrow an additional $10 million. The loan is repayable in three equal annual installments starting in October of 1995 and ending in October of 1997. The proceeds of this loan were primarily used to retire short-term bank borrowings, pay off debt to ITT and for other corporate purposes. The debt bears a variable rate of interest equal to the London Interbank Offering Rate (LIBOR) plus 62.5 basis points. At December 31, 1993, the rate of interest on this loan was 3.75 percent.

Required repayment of principal for long-term debt is as follows:

                                  1994                                    $    1,203
                                  1995                                        33,552
                                  1996                                        33,857
                                  1997                                        35,562
                                  1998                                         3,342
                                  1999-2015                                  209,825
                                                                             -------
                                                                          $  317,341
                                                                             -------

The estimated fair value of long-term debt as of December 31, 1993 exceeds the carrying value of such debt by approximately $15.5 million.

The most restrictive long-term debt agreement in effect at December 31, 1993 provides that the ratio of Rayonier's indebtedness to the sum of such indebtedness plus consolidated tangible net worth shall not exceed 50 percent. As of December 31, 1993, this ratio was 45 percent. In addition, at December 31, 1993 a total of $279 million of retained earnings was unrestricted as to the payment of dividends.

11.  SHAREHOLDER EQUITY

On December 13, 1993, Rayonier changed its state of incorporation from Delaware to North Carolina by merging into a wholly owned North Carolina subsidiary which was renamed "ITT Rayonier Incorporated." Under the terms of the merger, the 79 issued and outstanding shares of Common Stock, $100 par value, of the Delaware corporation (all of which were held by ITT) were reconstituted as 79 Common Shares of the North Carolina corporation. Rayonier filed Amended and Restated Articles of Incorporation on December 14, 1993 which increased its authorized capitalization to 60,000,000 Common Shares and 15,000,000 Preferred Shares. In addition, on February 17, 1994 Rayonier filed Articles of Amendment changing its name to "Rayonier Inc." ITT continued to own all of the 79 issued and outstanding Common Shares of Rayonier until February 28, 1994, when Rayonier issued additional Common Shares to ITT as a stock dividend sufficient to increase its total issued and outstanding Common Shares to approximately
29.6 million; all of these Common Shares were then distributed to holders of ITT's Common Stock and Series N Preferred Stock, in connection with the Distribution. All share and per share information have been retroactively restated to reflect the stock dividend similar to a stock split.

On May 15, 1992, Rayonier issued 30,000 shares of its Cumulative Preferred Stock $77.50 Series A to ITT for $30 million in cash to fund a portion of the cost of the New Zealand acquisition. The shares were redeemed by the Company on July 28, 1992 with the proceeds of short-term bank borrowings.

Dividends paid by Rayonier on its classes of stock during 1993, 1992, and 1991 were $121,840, $17,530 and $19,613, respectively. The 1993 amount includes a fourth quarter special dividend of $90 million that was paid to ITT pursuant to a planned recapitalization program. Dividends in 1992 include $471 paid on the Series A Preferred Stock.

12.  INCENTIVE STOCK PLANS

In 1994, prior to the Distribution, the Board of Directors adopted and ITT, as the Company's sole shareholder, approved the 1994 Rayonier Incentive Stock Plan (the "1994 Plan"). The 1994 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, performance shares and restricted stock for up to one million shares, subject to certain limitations. The 1994 Plan will expire on December 31, 2003. No options have been issued under this Plan.

In the first quarter of 1994, the Company implemented a Substitute Stock Option Plan under which options to acquire 382,434 Common Shares of Rayonier were granted in substitution for canceled ITT options. The Rayonier options were granted at exercise prices of $16.57 to $31.35 per share to maintain the same economic value to the option holders that they would have had under ITT's stock option plan. Of these shares, 168,794 are immediately exercisable.

13.  EMPLOYEE BENEFIT PLANS

Rayonier has several pension plans covering substantially all of its employees. The entire cost of these plans is borne by Rayonier. Certain plans are subject to union negotiation. Rayonier is also one of several affiliates participating in the ITT Salaried Retirement Plan.

Effective March 1, 1994, Rayonier established the Rayonier Investment and Savings Plan for Salaried Employees and the Rayonier Salaried Employees Retirement Plan. These plans, as well as health care, life insurance and other employee welfare benefits programs which represent "mirror-image" plans to the various ITT welfare benefit programs previously available to salaried employees, are being sponsored by Rayonier for the benefit of all salaried active employees as of March 1, 1994. There has been no change in the status of the Rayonier benefit plans for hourly paid employees as a result of the Distribution.

The following table discloses periodic pension cost for Rayonier plans and total Rayonier pension expense for the three years ended December 31, 1993:

                                                                            1993               1992               1991
                                                                            ----               ----               ----
Defined Benefit Plans
      Service cost                                                         $1,567             $1,668             $1,574
      Interest cost                                                         5,573              5,707              5,562
      Return on assets                                                    (13,138)            (5,325)            (6,320)
      Net amortization and deferral                                         6,276             (1,451)               (73)
                                                                           ------             ------             ------
      Net periodic pension cost of Rayonier plans                             278                599                743
Other Pension Costs
      Rayonier portion of ITT Salaried
        Retirement Plan                                                     2,581              2,938              2,460
      Multi-employer plans                                                    165                  -                 24
      Defined contribution (savings) plans                                  1,294              1,329              1,267
                                                                           ------              -----              -----
      Total Pension Expense                                                $4,318             $4,866             $4,494
                                                                            =====              =====              =====


The following table sets forth the funded status of the Rayonier pension plans for hourly paid employees, the amounts recognized in the balance sheets of the Company at December 31, 1993 and 1992 and the principal weighted average assumptions inherent in their determinations:

                                                                             1993              1992
                                                                             ----              ----
      Actuarial present value of benefit obligations -
      Vested benefit obligation                                           $73,017            $67,340
                                                                           ======             ======
      Accumulated benefit obligation                                      $76,979            $71,175
                                                                           ======             ======

      Projected benefit obligation                                        $76,979            $71,448
      Plan assets at fair value                                            83,373             77,303
                                                                           ------             ------
      Plan assets in excess of
        projected benefit obligation                                        6,394              5,855
      Unrecognized net loss                                                10,223              6,491
      Unrecognized past service cost                                        4,601              5,059
      Curtailment effects and termination benefits                         (3,550)                 -
      Unrecognized net assets at
        January 1, 1993 and 1992                                           (6,382)            (6,959)
                                                                           ------             ------
      Prepaid pension asset recognized
        in the balance sheets                                             $11,286            $10,446
                                                                           ======             ======

      Actuarial Assumptions -
        Discount rate                                                      7 .50%              8.50%
        Rate of return on invested assets                                  9 .75%              9.75%
        Salary increase assumption                                         5 .00%              5.00%

The table for 1993 reflects the costs of curtailment and special termination benefits of certain hourly Rayonier pension plans as a result of the closure of the Grays Harbor Complex. See Note 8. The costs of $3,550 were recorded as part of the 1992 charge of $180 million related to the Grays Harbor Complex closure, and were accounted for in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

Rayonier provides health care and life insurance benefits for certain eligible retired employees. Benefits under these plans covering salaried retirees are maintained through the applicable plans of ITT and, other than for the amount of the expense recorded for the period, all asset and liability accounts are maintained by ITT. Effective January 1, 1992, Rayonier adopted SFAS No. 106, using the immediate recognition method for all benefits accumulated to date. Accordingly, an expense was recorded as of that date of $23,223 for salaried retirees and $8,693 for hourly paid retirees which is included in the adjustment to record the cumulative effect of accounting changes. The Company is not currently funding this obligation; however, it may pre-fund some portions if it can be accomplished on a tax-effective basis.

Postretirement health care and life insurance benefits expense (excluding the cumulative catch up adjustment) was comprised of the following in 1993 and 1992:

                                                                         1993                    1992
                                                                         ----                    ----
                 Service Cost                                         $    260                $   239
                 Interest Cost                                             766                    721
                                                                        ------                 ------

                 Net periodic expense for hourly plans                   1,026                    960
                 Rayonier portion of expense for
                   ITT Plans for salaried employees                      1,146                  1,653
                                                                        ------                 ------
                 Total Postretirement expense                         $  2,172                $ 2,613
                                                                        ======                 ======

For 1991 the aggregate costs amounted to $2,232 under the prior accounting method.

The following table sets forth the status of the postretirement benefit plans other than pensions for hourly paid employees, the amounts recognized in Rayonier's balance sheets at December 31, 1993 and 1992 and the principal weighted average assumptions inherent in their determination:

                                                                        1993                   1992
                                                                        ----                   ----
                 Accumulated postretirement benefit obligation        $10,623                 $ 9,228

                 Unrecognized net loss                                   (832)                      -
                                                                        -----                --------

                 Liability recognized in the balance sheet             $9,791                 $ 9,228
                                                                        -----                   -----

                 Actuarial assumptions -

                 Discount rate                                          7.5%                    8.5%

                 Ultimate health care trend rate                        6.0%                    6.6%

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 12.1 percent for 1993, decreasing ratably to 6.0 percent in the year 2001. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the accumulated postretirement benefit obligation by $1,100 and annual expense by $100. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

14.  LEASES AND RENTALS

As of December 31, 1993, minimum rental commitments under operating leases were $5,142, $5,133, $4,298, $3,306 and $1,213 for 1994, 1995, 1996, 1997 and 1998.
For the remaining years, such commitments amounted to $5,881, aggregating total minimum lease payments of $24,973.

Operating lease commitments at December 31, 1993 include the 1985 sale and leaseback of Rayonier's Baxley, Georgia sawmill assets amounting to approximately $8.3 million, the lease on Rayonier's executive offices, which was renegotiated and renewed in 1991, of approximately $9.0 million, the fixed portions of the 1985 lease of equipment under a master lease agreement through ITT of approximately $2.7 million and the 1992 lease of New Zealand office space of $1.9 million.

Total rental expense for operating leases amounted to $5,587, $6,485 and $6,301 in 1993, 1992 and 1991, respectively.

15.  LEGAL PROCEEDINGS

A wholly owned subsidiary of the Company, Southern Wood Piedmont Company (SWP), which has been a discontinued operation since 1986, was formerly in the wood preserving business and continues to incur substantial expenditures in cleaning up its former wood preserving sites. See Note 8. In addition, Rayonier and SWP are named defendants in six cases arising out of former wood preserving operations at SWP's plant located in Augusta, Georgia. In general, these cases, five pending in the U.S. District Court for the Southern District of Georgia and one pending in the Superior Court of Richmond County, seek recovery for property damage and personal injury or medical monitoring costs based on the alleged exposure to toxic chemicals used by SWP in its former operations. One case, Ernest Jordan v. Southern Wood

Piedmont Co., et al, seeks certification as a class action and damages in the amount of $700 million. Counsel for the Company believes that the Company has meritorious defenses in all these cases. Several previous lawsuits related to the Augusta facility have been settled for amounts not material to the Company.

Rayonier has been named a "Potentially Responsible Party" (PRP) or is a defendant in actions being brought a PRP in five proceedings instituted by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or state agencies under comparable state statutes. In three of these proceedings, Rayonier is presently considered a de minimis participant. In one proceeding, the Company is not a de minimis participant because of the limited number of PRP's, and the Company believes that its share of liability for total cleanup costs (currently estimated to be between $30 million and $39 million) will be less than 9 percent. In another proceeding, the Company is not a de minimis participant based on an analysis of the volume and type of waste that the Company is alleged to have disposed of at the site, and the Company believes that its share of liability for total cleanup costs (currently estimated to be between $25 million and $32 million) will be less than 1.75 percent. In each case, Rayonier has established reserves for its estimated liability. Rayonier has also received requests for information from the EPA in connection with two other CERCLA sites, but the Company does not currently know to what extent, if at all, liability under CERCLA will be asserted against Rayonier with respect to either site.

There are various other lawsuits pending against or affecting Rayonier and its subsidiaries, some of which involve claims for substantial sums. Rayonier's ultimate liability with respect to all pending actions is not considered material to its consolidated financial position.

16.  ENVIRONMENTAL MATTERS

Rayonier has become subject to increasingly stringent environmental laws and regulations concerning air emission, water discharge and waste disposal which, in the opinion of management, will require substantial expenditures over the next ten years. Recently proposed Federal environmental regulations governing air and water discharges may require further expenditures and, if finally enacted in their proposed form, may prevent Rayonier from meeting certain product quality specifications for substantially all of its chemical cellulose products and in other cases will increase the cost of making such products. Sales of the Company's chemical cellulose products accounted for approximately 30 percent of the Company's total 1993 sales. While these regulations may have a material effect on Rayonier's operations if not changed, it will not be possible for Rayonier to determine the nature or costs of these proposals until the regulations are issued in detail form.

Over the past three years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act
(ESA). These restrictions have caused RTLP to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service (FWS) is developing a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of RTLP's Washington timberlands is located. The new rule may also include guidelines for the protection of the marbled murrelet, also recently listed as a threatened species. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet. The State Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Company's lands. The Company is unable at this time to predict the form in which the Federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Company timber available for harvest.

17. SEGMENT INFORMATION

Rayonier operates in two major industry segments. The Timber and Wood Products segment manages timberlands and is engaged in the trading, merchandising and manufacture of logs, timber and wood products while the Specialty Pulp Products segment is engaged in the production and sale of high value added specialty pulps.

Please refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations where business conditions and segment sales and operating income information are provided. Additional segment information for the three years ended December 31, 1993 was as follows (millions of dollars):

                                                                 Depreciation
                          Gross Plant Additions             Depletion & Amortization               Identifiable Assets
                          ---------------------             ------------------------              ---------------------
                          1993    1992     1991             1993     1992       1991              1993    1992     1991
                          ----    ----     ----             ----     ----       ----              ----    ----     ----
Timber and
  Wood Products           $ 30    $ 23     $ 20             $ 21     $ 17       $ 12            $  649   $  591   $  400
Specialty Pulp Products     41      71      108               56       54         48               794      822      791
Corporate and Other          1       1        1                1        1          1                31       51       50
Dispositions                 -       2        5                -        6          8                 1       12      131
                          ----    ----     ----            -----     ----       ----           -------  -------   ------
    Total                 $ 72    $ 97     $134             $ 78     $ 78       $ 69            $1,475  $1,476    $1,372
                           ===     ===      ===              ===      ===        ===             =====   =====     =====

Geographical Operating Information - All Segments (millions of dollars)

                                  Sales                       Operating Income (Loss)              Identifiable Assets
                          ---------------------               -----------------------             ---------------------
                          1993    1992     1991               1993     1992      1991             1993    1992     1991
                          ----    ----     ----               ----     ----      ----             ----    ----     ----
United States             $839    $944     $968               $103    $ (89)    $ 99           $1,248    $1,271    $1,367
New Zealand                 93      30       11                 27        5        1              226       205         5
All Other                    4       -        -                 (3)      (3)      (3)               1         -         -
                          ----    ----     ----              ----     -----      ----            ------   -----     -----
    Total                 $936    $974     $979               $127    $ (87)    $ 97           $1,475    $1,476    $1,372
                           ===     ===      ===                ===     ===        ===           =====     =====     =====

Export Sales - All Segments (millions of dollars)

Sales of products produced in various countries for export to other countries consisted of the following:

 Operating                             Sales
  Location                        Destination                         1993       1992      1991
- -----------                       -----------                         ----       ----      ----
United States                     Asia Pacific                        $282       $303       $291
                                  Western Europe                       109        146        160
                                  All Other                             62         63         62
                                                                       ---        ---        ---
                                                                       453        512        513
                                                                       ---        ---        ---

New Zealand                       Asia Pacific                          67         19         11
                                  Western Europe                         4          -          -
                                  All Other                              2          -          -
                                                                       ---        ---        ---
                                                                        73         19         11
                                                                       ---        ---        ---

All Other                                                                4          -          -
                                                                       ---        ---        ---

    Total                                                             $530       $531       $524
                                                                       ===        ===        ===

18. QUARTERLY RESULTS FOR 1993 AND 1992 (UNAUDITED):

                                                                Quarter Ended
                                         ---------------------------------------------------------            Total
                                         March 31         June 30       Sept. 30            Dec. 31            Year
                                         --------         -------       --------            -------            ----
       1993
       ----
       Sales                            $216,320         $256,575       $226,445          $236,970          $936,310
                                         =======          =======        =======           =======           =======

       Operating Income                 $ 36,649         $ 48,750       $ 24,245          $ 17,522          $127,166
                                         =======          =======        =======           =======           =======

       Net Income                       $ 16,820         $ 24,790       $  7,733          $  3,123          $ 52,466
                                         =======          =======        =======           =======           =======

       Earnings Per Common Share            $.57             $.84           $.26              $.10             $1.77
                                             ===              ===            ===               ===              ====

       1992
       ----
       Sales                            $232,390         $235,218       $265,579         $ 240,486         $ 973,673
                                         =======          =======        =======           =======           =======

       Operating Income (Loss)          $ 31,944         $ 22,987       $ 31,962         $(173,497) (b)    $ (86,604)
                                         =======          =======        =======           =======           =======

       Net Income (Loss)                $ (8,287) (a)    $  6,996       $ 12,754         $(114,939)(b)     $(103,476) (a)
                                         =======          =======        =======           =======           =======

       Earnings (Loss) Per Common
         Share                             $(.28) (a)        $.23           $.43            $(3.89)           $(3.51) (a)
                                            =====             ===            ===             =====             =====


(a) The first quarter of 1992 includes an after tax adjustment of $22.0 million to record the cumulative effect of changes in accounting principles due to the adoption of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions and SFAS No. 112, Employers' Accounting for Postemployment Benefits. The cumulative effect of accounting changes negatively impacted earnings by $.74 per common share for the first quarter and full year 1992. Excluding the cumulative effect of accounting changes, earnings (loss) per common share was $0.46 and $(2.77) for the first quarter and full year 1992, respectively.

(b) The fourth quarter of 1992 includes an after tax charge of $115 million to provide for the loss on disposal of assets along with the costs for severance, demolition and other closedown items associated with the disposition of the Grays Harbor Complex.

                         RAYONIER INC. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                             (Thousands of dollars)




                                                   Balance at                                                          Balance
                                                   Beginning        Additions        Retirements       Other           at End
                Classification                       of Year          at Cost           or Sales      Changes          of Year
- --------------------------------------------         -------          -------           --------      -------          -------
Year Ended December 31, 1993
Land and land improvements                     $      7,181         $     657      $       44       $      177       $    7,971
Construction in progress                             28,001           (6,504)               -             (731)          20,766
Buildings and permanent fixtures                     88,035            4,598            2,059               47           90,621
Furniture and fixtures                               20,838            2,634            1,653              607           22,426
Machinery, logging, transportation
 and automotive equipment                           985,154           47,955           25,621              175        1,007,663
                                                  ---------          -------          -------        ---------        ---------
                                                  1,129,209           49,340           29,377              275 (a)    1,149,447

Timber, net                                         416,636           19,343              254          (15,615)(b)      420,110
Timberlands                                          41,847               13              175                -           41,685
Logging Roads                                         6,449            3,060                -                -            9,509
                                                -----------          -------        ---------        ---------        ---------
                                               $  1,594,141         $ 71,756       $   29,806       $  (15,340)      $1,620,751
                                                ===========          =======        =========        =========        =========





                                                   Balance at                                                          Balance
                                                   Beginning        Additions        Retirements       Other           at End
                Classification                       of Year          at Cost           or Sales      Changes          of Year
- --------------------------------------------         -------          -------           --------      -------          -------
Year Ended December 31, 1992
Land and land improvements                     $      8,542         $     61       $      601       $     (821)      $    7,181
Construction in progress                             58,742          (27,873)              61           (2,807)          28,001
Buildings and permanent fixtures                    107,608            4,259           23,740              (92)          88,035
Furniture and fixtures                               20,522            1,720            2,700            1,296           20,838
Machinery, logging, transportation
 and automotive equipment                         1,033,993          101,229          149,844             (224)         985,154
                                                -----------          -------        ---------        ---------        ---------
                                                  1,229,407           79,396          176,946           (2,648)(a)    1,129,209

Timber, net                                         218,994          212,041            1,387          (13,012)(b)      416,636
Timberlands                                          42,038               25              172              (44)          41,847
Logging Roads                                         5,110            1,340                1                -            6,449
                                                -----------          -------        ---------        ---------        ---------

                                               $  1,495,549         $292,802(c)    $  178,506(d)    $  (15,704)      $1,594,141
                                                ===========          =======        =========        =========        =========

                                           RAYONIER INC. AND SUBSIDIARIES
                                     SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                               (Thousands of dollars)




                                                   Balance at                                                         Balance
                                                   Beginning        Additions        Retirements      Other           at End
                Classification                      of Year          at Cost           or Sales      Changes          of Year
- --------------------------------------------        -------          -------           --------      -------          -------
Year Ended December 31, 1991
Land and land improvements                       $    8,743         $    151         $    27         $  (325)      $    8,542
Construction in progress                             66,059           (7,021)              -            (296)          58,742
Buildings and permanent fixtures                    103,931            5,803           1,381            (745)         107,608
Furniture and fixtures                               18,505            3,167           1,348             198           20,522
Machinery, logging, transportation
 and automotive equipment                           946,331          114,206          27,042             498        1,033,993
Assets held on capital leases                            15                -               -             (15)               -
                                                 ----------         --------         -------         -------       ----------
                                                  1,143,584          116,306          29,798            (685)(a)    1,229,407

Timber, net                                         213,163           14,499             632          (8,036)(b)      218,994
Timberlands                                          39,696            2,747           1,067             662           42,038
Logging Roads                                         5,110                4               4               -            5,110
                                                 ----------         --------         -------         -------       ----------

                                                 $1,401,553         $133,556         $31,501         $(8,059)      $1,495,549
                                                 ==========         ========         =======         =======       ==========





(a) Primarily reclassifications and transfers between affiliated companies.

(b) Includes timber depletion charged to income and applied directly against the asset accounts of $16,499, $13,051 and $8,283 in 1993, 1992 and 1991,
    respectively.

(c) Additions in 1992 include the acquisition of New Zealand forest assets.

(d) Retirements in 1992 include the writedown of Grays Harbor Complex property, plant, and equipment.

                         RAYONIER INC. AND SUBSIDIARIES
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                             (Thousands of dollars)






                                                                    Additions
                                                   Balance at       Charged to                                        Balance
                                                   Beginning        Costs and                           Other         at End
              Classification                        of Year          Expenses         Retirements      Changes        of Year
- --------------------------------------------       ----------        ---------        -----------      -------        -------
Year Ended December 31, 1993
Land improvements                                  $  1,757          $   299          $    64          $     -        $  1,992
Buildings and permanent
  fixtures                                           43,831            3,467            1,586                -          45,712
Furniture and fixtures                               12,542            2,889            1,674              185          13,942
Machinery, logging, transportation
  and automotive equipment                          389,513           54,700           25,842              501         418,872
                                                    -------           ------           ------           ------         -------
                                                    447,643           61,355           29,166              686         480,518

Logging Roads                                           809              418                -                -           1,227
                                                    -------           ------           ------           ------         -------
                                                   $448,452          $61,773          $29,166          $   686(a)     $481,745
                                                    =======           ======           ======            =====         =======





                                                                    Additions
                                                   Balance at       Charged to                                        Balance
                                                   Beginning        Costs and                           Other         at End
              Classification                        of Year          Expenses         Retirements      Changes        of Year
- --------------------------------------------       ---------        ---------         -----------      -------        -------
Year Ended December 31, 1992
Land improvements                                  $  2,120          $   284          $    28          $  (619)       $  1,757
Buildings and permanent
  fixtures                                           53,372            4,005           12,829             (717)         43,831
Furniture and fixtures                               12,111            2,657            2,199              (27)         12,542
Machinery, logging, transportation
  and automotive equipment                          408,318           57,768           76,347             (226)        389,513
                                                    -------           ------           ------           ------         -------
                                                    475,921           64,714           91,403           (1,589)        447,643

Logging Roads                                           689              120                -                -             809
                                                    -------           ------           ------           ------         -------
                                                   $476,610          $64,834          $91,403(b)       $(1,589)(a)    $448,452
                                                    =======           ======           ======           ======         =======

                         RAYONIER INC. AND SUBSIDIARIES
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                             (Thousands of dollars)





                                                                     Additions
                                                   Balance at        Charged to                                        Balance
                                                   Beginning         Costs and                           Other         at End
              Classification                        of Year           Expenses        Retirements      Changes         of Year
- --------------------------------------------       ----------         ---------       -----------      -------         -------
Year Ended December 31, 1991
Land improvements                                  $  1,837          $   283          $     -            $    -        $  2,120
Buildings and permanent
  fixtures                                           50,577            4,316            1,101              (420)         53,372
Furniture and fixtures                               10,478            2,970            1,348                11          12,111
Machinery, logging, transportation
  and automotive equipment                          381,873           53,295           26,924                74         408,318
Assets held on capital leases                            15                -                -               (15)              -
                                                    -------           ------           ------             -----         -------
                                                    444,780           60,864           29,373              (350)        475,921

Logging Roads                                           566              123                -                 -             689
                                                    -------           ------           ------             -----         -------
                                                   $445,346          $60,987          $29,373            $ (350)(a)    $476,610
                                                    =======           ======           ======             =====         =======






             Depreciation has been provided, using straight line methods based upon estimated useful lives except for pulp manufacturing facilities which are depreciated under the units of production method. These depreciation rates are as follows:

             Building and permanent fixtures                      10-50 years
             Furniture and fixtures                                5-17 years
             Machinery and equipment                               5-25 years
             Logging equipment, including roads                    5-40 years
             Transportation and automotive equipment               5-10 years

   (a) Primarily reclassifications and transfers between affiliated companies.


   (b) Retirements in 1992 include accumulated depreciation related to the Grays Harbor Complex.

                         RAYONIER INC. AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (Thousands of dollars)




                                                                     1993             1992             1991
                                                                     ----             ----             ----

         Taxes other than payroll and income taxes                 $10,950          $13,258          $14,569
                                                                    ======           ======           ======


         Maintenance and repairs                                   $50,233          $65,778          $66,047
                                                                    ======           ======           ======


         Royalty costs, advertising costs and amortization of intangible assets are not set forth inasmuch as such items do not exceed one percent of total sales as shown in the related consolidated statement of income.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RAYONIER INC.


                                        By    GEORGE S. ARESON
                                              ------------------------------
                                              George S. Areson
      March 24, 1994                          Acting Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                                             TITLE                                  DATE
     ----------                                             -----                                  ----
          RONALD M. GROSS                          Chairman of the Board,                        March 24, 1994
- ----------------------------------
          Ronald M. Gross                          President, Chief Executive
   (Principal Executive Officer)                   Officer and Director

         GERALD J. POLLACK                         Senior Vice President and                     March 24, 1994
- ----------------------------------
         Gerald J. Pollack                         Chief Financial Officer
   (Principal Financial Officer)

         GEORGE S. ARESON                          Acting Corporate Controller                   March 24, 1994
- ----------------------------------
        George S. Areson
  (Principal Accounting Officer)

                 *                                       Director
- ----------------------------------
         William J. Alley

                 *                                       Director
- ----------------------------------
          Rand V. Araskog

                 *                                       Director
- ----------------------------------
         Donald W. Griffin

                 *                                       Director
- ----------------------------------
         Paul G. Kirk, Jr.

                 *                                       Director
- ----------------------------------
        Katherine D. Ortega

                 *                                       Director
- ----------------------------------
        Burnell R. Roberts

                 *                                       Director
- ----------------------------------
          Gordon I. Ulmer


*By      GERALD J. POLLACK                                                                       March 24, 1994
    ------------------------------
         Attorney-In-Fact





                                       A

                                 EXHIBIT INDEX



Exhibit No.          Description                                        Location
- -----------          -----------                                        --------
     2.1             Distribution agreement between                     Filed herewith
                     ITT Corporation and Rayonier Inc.

     3.1             Amended and Restated Articles of                   Incorporated by reference to Exhibit 4(a)
                     Incorporation                                      to the Registrant's Registration Statement on
                                                                        Form S-8 (Registration No. 33-52437).

     3.2             By-Laws                                            Incorporated by reference to Exhibit 3.2 of
                                                                        Registrant's Registration Statement on
                                                                        Form 8-A dated December 15, 1993
                                                                        (the Form 8-A).

     4.1             Indenture dated as of September 1, 1992            Filed herewith
                     between the Company and Bankers
                     Trust Company, as Trustee, with respect
                     to certain debt securities of the Company.

     4.2             First Supplemental Indenture dated as of           Filed herewith
                     December 13, 1993

     4.3             Other instruments defining  the rights             Not required to be filed.  The Registrant
                     of security holders, including indentures          hereby agrees to file with the Commission a
                                                                        copy of any other instrument defining the
                                                                        rights of holders of the Registrant's long-term
                                                                        debt upon request of the Commission.

       9             Voting trust agreement                             None

    10.1             Administrative Services Agreement                  Filed herewith as Exhibit A to the Distribution
                     between ITT Corporation and Rayonier Inc.          Agreement filed as Exhibit 2.1 hereto.

    10.2             Employee Benefits Agreement between                Filed herewith as Exhibit B to the Distribution
                     ITT Corporation and Rayonier Inc.                  Agreement filed as Exhibit 2.1 hereto.

    10.3             Tax Allocation Agreement between                   Filed herewith as Exhibit C to the Distribution
                     ITT Corporation and Rayonier Inc.                  Agreement filed as Exhibit 2.1 hereto.

    10.4             Canadian Assets Purchase Agreement                 Filed herewith as Exhibit D to the Distribution
                     between ITT Corporation and                        Agreement field as Exhibit 2.1 hereto.
                     Rayonier Inc.

    10.5             Rayonier Incentive Stock Plan                      Incorporated by reference to Exhibit 4(c) to
                                                                        the Registrant's Registration Statement on
                                                                        Form S-8 (File No. 33-52445).

    10.6             Rayonier Senior Executive Severence                Incorporated by reference to Exhibit 10.6 to
                     Pay Plan                                           the Form 8-A.

    10.7             Rayonier Investment and Savings Plan               Incorporated by reference to Exhibit 4(c) to
                     for Salaried Employees                             the Registrant's Registration Statement on
                                                                        Form S-8 (File No. 33-52437).


                                       B

                                 EXHIBIT INDEX



Exhibit No.          Description                                        Location
- -----------          -----------                                        --------
     10.8            Rayonier Salaried Employees                        Incorporated by reference to Exhibit 10.8
                     Retirement Plan                                    to the Form 8-A.

     10.9            Form of Indemnification Agreement                  Filed herewith
                     between Rayonier Inc. and its
                     Directors and Officers

     10.10           Rayonier Inc. Excess Benefit Plan                  Filed herewith

     10.11           Rayonier Inc. Excess Savings Plan                  Filed herewith

     10.12           Agreement for Transfer of Crown Forestry           Incorporated by reference to Exhibit
                     Licenses among Her Majesty, the Queen,             to Registrant's Form 8-K dated May 15, 1992.
                     as vendor, and Rayonier New Zealand
                     Limited, as purchaser, and Rayonier Inc.,
                     as guarantor

     10.13           Other material contracts                           None

     11              Statement re computation of share                  Not required to be filed
                     earnings

     12              Statements re computation of ratios                Filed herewith

     13              Annual report to security holders,                 Not applicable
                     Form 10-Q or quarterly report to security holders

     16              Letter re change in certifying accountant          Not applicable

     18              Letter re change in accounting principles          Not applicable

     19              Previously unfiled documents                       None

     21              Subsidiaries of the Registrant                     Filed herewith

     22              Published report regarding matters                 None
                     submitted to vote of security holders

     23              Consents of experts and counsel                    Filed herewith

     24              Powers of attorney                                 Filed herewith

     28              Information from reports furnished to              Not applicable
                     state insurance regulatory authorities

     99.1            Annual report on Form 11-K                         To be filed by amendment

     99.2            Other additional exhibits                          None




                                       C