Form 10-Q
period 1994-03-31
RAYONIER INC
filed 1994-05-16
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


     (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

     OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ........... TO ............


                         COMMISSION FILE NUMBER 1-6780



                                 RAYONIER INC.



                  Incorporated in the State of North Carolina
                 I.R.S. Employer Identification No. 13-2607329


                  1177 Summer Street, Stamford, CT  06905-5529
                          (Principal Executive Office)

                       Telephone Number:  (203) 348-7000

                                   --------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES (X) NO ( )

As of May 6, 1994, there were outstanding 29,566,372 Common Shares of the Registrant.

                                 RAYONIER INC.

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
         PART I.   FINANCIAL INFORMATION



         Item 1.   Financial Statements


                   Statements of Consolidated Income for the
                   Quarters Ended March 31, 1994 and 1993                           1

                   Consolidated Balance Sheets as of March 31, 1994
                   and December 3l, 1993                                            2

                   Statements of Consolidated Cash Flows for the
                   Quarters Ended March 31, 1994 and 1993                           3


         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations                 4-6

         Item 3.   Selected Operating Data                                          7




         PART II.  OTHER INFORMATION


         Item 4.   Submission of Matters to a Vote of Security Holders              8


         Item 5.   Other Information                                                8


         Item 6.   Exhibits and Reports on Form 8-K                                 8

                   Signature                                                        8

                   Exhibit Index                                                    9-10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position, and the cash flows for the periods presented. Certain reclassifications have been made to prior year's financial statements to conform to current year presentation. For a full description of accounting policies, see notes to financial statements in the 1993 annual report on Form 10-K.


                         RAYONIER INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                 For the Quarters Ended March 31, 1994 and 1993
                                  (unaudited)
                 (thousands of dollars, except per share data)


                                                                    1994                    1993
                                                                    ----                    ----
       Sales                                                    $257,727                $216,320
                                                                 -------                 -------

       Costs and expenses

       Cost of sales                                             199,132                 173,259

       Selling and general expenses                                6,708                   6,700

       Other operating expenses (income), net                        715                    (288)
                                                                 -------                 -------
                                                                 206,555                 179,671
                                                                 -------                 -------

       Operating income                                           51,172                  36,649

       Interest expense                                           (6,746)                 (5,374)

       Interest and miscellaneous income, net                        533                     379

       Minority interest                                         (11,076)                 (6,240)
                                                                 -------                 -------

       Income before income taxes                                 33,883                  25,414

       Income taxes                                              (12,164)                 (8,594)
                                                                 -------                 -------


       Net income                                               $ 21,719                $ 16,820
                                                                 =======                 =======

       Net income per Common Share                                 $0.73                   $0.57
                                                                    ====                    ====

       Weighted average Common Shares
        outstanding                                           29,589,292              29,565,392
                                                              ==========              ==========

                         RAYONIER INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (thousands of dollars)

                                                 ASSETS
                                                                   March 31,             December 31,
                                                                      1994                   1993
                                                                   ---------             ------------
CURRENT ASSETS
   Cash and short-term investments                              $     9,270            $     5,989
   Accounts receivable, less allowance for
     doubtful accounts of $4,383 and $4,268                          96,831                 82,696
   Inventories
     Finished goods                                                  61,104                 46,516
     Work in process                                                 16,697                 16,235
     Raw materials                                                   37,456                 44,057
     Manufacturing and maintenance supplies                          28,352                 26,751
                                                                  ---------              ---------
                                                                    143,609                133,559

   Deferred income taxes                                              9,773                 10,498
   Prepaid timber stumpage                                           61,117                 55,770
   Other current assets                                              12,008                 10,752
                                                                  ---------              ---------
       Total current assets                                         332,608                299,264

OTHER ASSETS                                                         28,429                 24,025

TIMBER STUMPAGE                                                      10,136                 12,480

TIMBER, TIMBERLANDS AND LOGGING ROADS,
   NET OF DEPLETION AND AMORTIZATION                                472,164                470,077

PROPERTY, PLANT AND EQUIPMENT
   Land, buildings, machinery and equipment                       1,154,998              1,149,447
   Less - accumulated depreciation                                  491,719                480,518
                                                                  ---------              ---------
                                                                    663,279                668,929
                                                                  ---------              ---------

                                                                $ 1,506,616            $ 1,474,775
                                                                  =========              =========

                                LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                             $    68,117            $    67,783
   Bank loans and current maturities of long-term debt               98,213                182,003
   Accrued taxes                                                     20,575                  2,480
   Accrued payroll and benefits                                      19,062                 18,525
   Other current liabilities                                         38,698                 39,776
   Current reserves for dispositions and
     discontinued operations                                         28,105                 27,280
                                                                  ---------              ---------
       Total current liabilities                                    272,770                337,847

DEFERRED INCOME TAXES                                               125,465                126,176

LONG-TERM DEBT                                                      416,012                316,138

NONCURRENT RESERVES FOR DISPOSITIONS
   AND DISCONTINUED OPERATIONS (Net of
   discontinued operations' assets of $13,037 and $12,986)           32,248                 35,920

OTHER NONCURRENT LIABILITIES                                         16,449                 15,741

MINORITY INTEREST                                                    20,970                 36,649

COMMON SHAREHOLDERS' EQUITY
   Common Shares, 60 million shares authorized,
     29,565,392 shares issued and outstanding                       157,426                157,426
   Retained earnings                                                465,276                448,878
                                                                  ---------              ---------
                                                                    622,702                606,304
                                                                  ---------              ---------

                                                                $ 1,506,616            $ 1,474,775
                                                                  =========              =========

                         RAYONIER INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                 For the Quarters Ended March 31, 1994 and 1993
                                  (unaudited)
                             (thousands of dollars)



                                                                      1994                   1993
                                                                      ----                   ----
OPERATING ACTIVITIES

Net income                                                         $21,719                $16,820
Non-cash items included in income
   Depreciation, depletion and amortization                         24,036                 18,965
   Deferred portion of provision for income taxes                       14                 10,371
Increase (decrease)  in other noncurrent liabilities                   708                   (145)
Change in accounts receivable, inventories
  and accounts payable                                             (23,851)               (14,834)
Increase in prepaid timber stumpage                                 (5,347)                (1,535)
Increase in accrued taxes                                           18,095                    458
Other changes in working capital                                    (1,797)                 6,819
                                                                    ------                 ------
Cash from operating activities                                      33,577                 36,919
                                                                    ======                 ======


INVESTING ACTIVITIES
Capital expenditures net of sales and retirements
  of $101 and $45                                                  (20,473)               (12,542)
Expenditures for dispositions and discontinued operations           (2,847)                (9,243)
Change in other assets and timber stumpage                          (2,060)                (1,954)
                                                                    ------                 ------
Cash used for investing activities                                 (25,380)               (23,739)
                                                                    ======                 ======


FINANCING ACTIVITIES
Issuance of debt                                                   106,500                 18,000
Repayments of debt                                                 (90,416)               (23,803)
Dividends                                                           (5,321)                (9,594)
(Decrease) increase in minority interest                           (15,679)                   421
                                                                    ------                 ------
Cash used for financing activities                                  (4,916)               (14,976)
                                                                    ======                 ======


CASH AND SHORT-TERM INVESTMENTS
Increase (decrease) during the quarter                               3,281                 (1,796)
Balance at beginning of quarter                                      5,989                 10,731
                                                                    ------                 ------
Balance at end of quarter                                          $ 9,270                $ 8,935
                                                                    ======                 ======


Supplemental disclosures of cash flow information
Cash paid (received) during the period for
   Interest                                                        $ 4,273                $ 3,609
                                                                    ======                 ======
   Income taxes, net of refunds                                    $(4,015)               $(4,054)
                                                                    ======                 ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 28, 1994, ITT Corporation (ITT), Rayonier's sole shareholder, distributed, as a special dividend, all of the Common Shares of Rayonier to the holders of ITT Common Stock and Series N Preferred Stock. In connection with this transaction (the Distribution), the Company changed its name from ITT Rayonier Incorporated to Rayonier Inc. and became a publicly traded Company listed on the New York Stock Exchange under the symbol "RYN". On March 31, 1994, there were approximately 29.6 million Common Shares of Rayonier outstanding.

SEGMENT INFORMATION

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's business segments for the quarters ended March 31, 1994 and 1993 were as follows ($ in thousands):

Sales                                                             Quarters Ended March 31
- -----                                                          -----------------------------
                                                               1994                     1993
                                                               ----                     ----
Timber and Wood Products:
Log Trading and Merchandising                             $  75,592                $  76,317
Timberlands Management and Stumpage
  (Standing Timber) Sales                                    55,279                   32,058
Wood Products Sales                                          19,228                   10,092
                                                            -------                  -------
   Total Before Intrasegment Eliminations                   150,099                  118,467
Intrasegment Eliminations                                    (4,496)                  (4,504)
                                                            -------                  -------
   Total Timber and Wood Products                           145,603                  113,963

Specialty Pulp Products:

Chemical Cellulose                                           71,007                   65,825
Fluff and Specialty Paper Pulps                              42,048                   46,436
                                                            -------                  -------
   Total Specialty Pulp Products                            113,055                  112,261

Intersegment Eliminations                                      (931)                  (9,904)
                                                            -------                  -------
   Total Sales                                            $ 257,727                $ 216,320
                                                            =======                  =======

Operating Income

Timber and Wood Products                                  $  53,490                $  37,809
Specialty Pulp Products                                         532                    2,503
Corporate and Other                                          (2,903)                  (1,913)
Intersegment Eliminations                                        53                   (1,750)
                                                            -------                  -------

Total Operating Income                                    $  51,172                $  36,649
                                                             ======                   ======

RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales of $258 million for the quarter ended March 31, 1994 were $41 million (19 percent) higher than the comparable period of 1993. Operating income of $51 million for the quarter ended March 31, 1994 increased $15 million over the comparable 1993 period.

Timber and Wood Products

Sales for the Timber and Wood Products segment were $146 million, representing an increase of $32 million (28 percent) over 1993 sales. Operating income for the Timber and Wood Products segment was $53 million in 1994 increasing 41 percent over 1993's operating income of $38 million.

Timber and Wood Products prices rebounded in the quarter from a second half 1993 market correction that lasted into the fourth quarter. Export prices firmed for both the Company's United States and New Zealand log trading activity. A primary factor contributing to the Timber and Wood Products segment's improved first quarter results was activity in the Company's Northwest U.S. timberland management region, where both volume and prices were significantly greater than the prior year's. Prices realized on stumpage contracts in the first quarter of 1994 were almost double those realized in 1993's first quarter. Northwest volume in this year's first quarter was 50 percent greater than that of the prior year as a decline in export prices in 1993 caused customers to delay harvesting their timber sales contracts until 1994. The Company estimates that sales and operating income of approximately $14 million resulted from those timber sales contracts that normally would have been harvested by customers in 1993.

Operating results of this segment were also positively impacted by increased wood products sales which reflected a 68 percent increase in sales volume primarily attributable to the Company's October 1993 acquisition of a lumber manufacturing facility in Georgia. In addition, lumber prices in the first quarter continued an overall 15 month upward trend, although they showed some softness during the later half of the quarter.

Specialty Pulp Products

Sales for the Specialty Pulp Products segment were $113 million, declining $1 million (1 percent) from 1993. Operating income for the segment was $1 million in the first quarter of 1994, a decrease of $2 million from 1993's operating income of $3 million.

Shipment volume exceeded that of the prior year but was offset by product prices that were down considerably from last year's first quarter. Lower selling prices reflected excess capacity in the pulp industry combined with weak domestic and international markets. The Company has noted that an upward trend in commodity paper pulp prices since December 1993 has helped stop the price erosion for the Company's specialty pulp products. Prices realized on the sale of specialty pulp products in the first quarter of 1994 were stable when compared to prices realized in the fourth quarter of 1993, although some spot discounting was still occurring.

Intersegment sales were $1 million in the first quarter of 1994 declining $9 million from the comparable period of 1993 due to significantly lower volume of stumpage sales from the Timber and Wood Products segment to the Specialty Pulp Products segment.


OTHER ITEMS

Interest expense of $7 million reflected an increase of $1 million (26 percent) over 1993 primarily as a result of additional debt incurred by the Company in December 1993 to finance a $90 million special dividend to ITT and to settle intercompany accounts with ITT.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP), increased $5 million (78%) to $11 million in 1994 due to significantly higher partnership earnings resulting from the increased stumpage volume and prices in the Company's Northwest U.S. timberland management region.

Income taxes increased $4 million in 1994 primarily due to higher pretax earnings. The 1994 provision for income taxes was also negatively impacted by tax reform legislation enacted on August 10, 1993 which increased the U.S. Federal income tax rate and eliminated tax benefits related to log exports for foreign sales corporations.


NET INCOME

Net income for the first quarter was $22 million, increasing $5 million (29 percent) over 1993. Net income per common share was $0.73 per share compared to $0.57 in 1993. The Company estimated that approximately $7 million or $0.23 per share resulted from timber sales contracts that normally would have been harvested by customers in 1993.

LIQUIDITY AND CAPITAL RESOURCES

Cash from the Company's operating activities (after interest and taxes) was $34 million in the first quarter of 1994 versus $37 million in 1993. Cash from operating activities along with an increase in debt of $16 million were used to fund capital expenditures of $21 million, dividends of $5 million paid to holders of Rayonier Common Shares, a special distribution of $20 million paid to the minority unitholders of RTLP and $3 million of environmental remediation and other closure costs relating to discontinued operations and units held for disposition.

The Company's strong performance resulted in a first quarter EBITDA (defined as earnings before interest expense, income taxes and depreciation, depletion and amortization) of $65 million in 1994, an increase of $15 million or 30% over the comparable period of 1993. Free cash flow (EBITDA less capital expenditures) was $44 million compared to $37 million in 1993. After cash payments for interest of $4 million, common dividends of $5 million, expenditures for dispositions and discontinued operations of $3 million and income tax refunds of $4 million, net cash flow was insufficient to fund the $20 million special distribution of RTLP and to fund $32 million in working capital, timber purchases and other operating requirements. As a result, the Company's debt increased in the quarter by $16 million to $514 million, but the Company's debt/capital ratio remained at the 1993 year-end level of 45%.

On March 29, 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 covering $150 million of new debt securities. The Company is considering offering $100 million of debentures under this registration statement. The net proceeds of this offering would be used to retire bank debt incurred as bridge financing for the $90 million special dividend paid to ITT and for the settlement of intercompany accounts with ITT. The above-referenced registration statement also served as a post-effective amendment to a previous shelf registration statement which, as amended, permits Rayonier to offer up to $174 million of medium term notes.

In April 1994, the Company closed on revolving credit agreements with a group of banks which provide the Company with unsecured credit facilities totaling $300 million. The Company used $100 million of these credit facilities to retire outstanding short-term debt. Accordingly, $100 million of outstanding short-term bank debt has been reclassified to long-term debt on the Company's March 31, 1994 balance sheet. As a result, the Company's net working capital position improved from negative net working capital of $39 million at December 31, 1993 to positive net working capital of $60 million at March 31, 1994. The Company also intends to utilize the revolving credit facilities to retire medium term debt and to provide back-up commitments for a commercial paper program that the Company plans to initiate in the second quarter.

The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, working capital and other liquidity needs for the foreseeable future.

ITEM 3. SELECTED OPERATING DATA

                                                                         1994             1993
                                                                         ----             ----
TIMBER AND WOOD PRODUCTS

   Log Sales
       North America - million board feet                                  58               70
       New Zealand - thousand cubic meters                                414              274
       Other - million board feet                                           2                -

   Timber Harvested
       Northwest U.S. - million board feet                                 66               44
       Southeast U.S. - thousand short green tons                         463              606
       New Zealand - thousand cubic meters                                278              175

   Lumber Sold - million board feet                                        49               29


INTERCOMPANY SALES

   Logs - million board feet                                                -                -
   Northwest U.S. Timber Stumpage - million board feet                      8               10
   Southeast U.S. Timber Stumpage - thousand short green tons              27              177


SPECIALTY PULP PRODUCTS

   Chemical Cellulose - thousand metric tons                               97               87
   Fluff and Specialty Paper Pulps - thousand metric tons                  89               81

   Production as a Percentage of Capacity                                  98%              89%



SELECTED SUPPLEMENTAL INFORMATION ($ in thousands)

   New Zealand - Sales                                              $  24,915        $  14,827
                                                                       ======           ======


   New Zealand - Operating Income                                   $   3,202        $   4,505
                                                                        =====            =====

PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of 1994, ITT as the sole shareholder of the Company took three actions by written consent prior to the Distribution. The subject matter of these consents and their respective effective dates were: (1) approval of an amendment to the Company's Amended and Restated Articles of Incorporation changing its name to "Rayonier Inc." (consent effective February 2, 1994; Articles of Amendment were filed on February 17, 1994); (2) approval of certain compensation plans (consent effective February 28, 1994); and (3) election as directors of the individuals listed in Item 10 of the Company's 1993 Form 10-K (consent in lieu of the 1994 Annual Meeting of Shareholder effective February 28, 1994).



ITEM 5. OTHER INFORMATION

On March 29, 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 covering debt securities. In addition, in April 1994, the Company closed on revolving credit agreements with a group of banks which provide the Company with unsecured credit facilities
totaling $300 million.   For further information regarding these matters,
please refer to the Liquidity and Capital Resources section of Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) See Exhibit Index.

        (b) Rayonier Inc. did not file any report on Form 8-K during the quarter covered by this report.





                                   SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RAYONIER INC.  (Registrant)
                                      ---------------------------


                                   BY GEORGE S. ARESON
                                      ----------------
                                      George S. Areson
                                      Acting Corporate Controller

May 16, 1994

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION                                LOCATION
- ----------                        -----------                                --------
     2                    Plan of acquisition, reorganization,               None
                          arrangement, liquidation or succession

    4.1                   $100 million 364 day Revolving Credit              Filed Herewith
                          Agreement dated as of April 21, 1994 among
                          Rayonier Inc. as Borrower and the banks
                          named therein as Banks, Citibank, N.A. as
                          Administrative Agent and Citicorp Securities,
                          Inc. and the Toronto-Dominion Bank as
                          Arrangers.

    4.2                   $200 million Revolving Credit Agreement            Filed Herewith
                          dated as of April 21, 1994 among
                          Rayonier Inc. as Borrower and the banks
                          named therein as Banks, Citibank, N.A. as
                          Administrative Agent and Citicorp Securities,
                          Inc. and the Toronto-Dominion Bank as
                          Arrangers.

    4.3                   Other instruments defining the rights of           Not required to be filed.  The
                          security holders, including indentures             Registrant hereby agrees to file
                                                                             with the Commission a copy of
                                                                             any other instrument defining
                                                                             the rights of holders of the
                                                                             Registrant's long-term debt upon
                                                                             request of the Commission.

   10.1                   Form of Indemnification Agreement                  Filed herewith
                           between Registrant and directors of
                           Rayonier Forest Resources Company,
                           its wholly-owned subsidiary which is
                           Managing General Partner of Rayonier
                           Timberlands, L.P., who are not also
                           directors of Registrant

   10.2                   Other material contracts                           None

    11                    Statement re computation of per share              Not required
                          earnings

    12                    Statement re computation of ratios                 Filed Herewith

    15                    Letter re unaudited interim                        None
                          financial information

    18                    Letter re change in accounting                     None
                          principles

    19                    Report furnished to security                       None
                          holders

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION                                LOCATION
- ----------                        -----------                                --------
    22                    Published report regarding matters                 None
                          submitted to vote of security holders

    23                    Consents of experts and counsel                    None

    24                    Power of attorney                                  None

    99                    Additional exhibits                                None