Form 10-K/A
period 1993-12-31
RAYONIER INC
filed 1994-06-03
CIK 52827

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-K/A

(Mark One)

  (x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)
       For the year ended December 31, 1993
                               OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)
       For the transition period from ....... to ........


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

                                                         Year Ended December 31,
                                                  ----------------------------------
                                                  1993     1992     1991   1990   1989
                                                  ----     ----     ----   ----   ----


Sales                                              $ 936  $ 974   $ 979  $1,104 $1,082
Operating income before provision
 for dispositions                                    130    102      97     190    224
Provision for dispositions                            (3)  (189)(1)   -      -       2
Operating income (loss)                              127    (87)     97     190    226
Interest expense                                     (23)   (21)    (14)    (12)   (18)
Minority interest                                    (23)   (23)    (20)    (21)   (19)
Income (loss) from continuing
 operations                                           52    (81)     44     109    128
Provision for discontinued operations                  -      -       -     (43)     -
Cumulative effect of accounting changes                -    (22)(2)   -       -      -
Net income (loss)                                     52   (103)     44      66    128

Dividends (3)                                        122     18      20      61     48

Earnings (Loss) Per Common Share:

Income (loss) from continuing operations before
  cumulative effect of accounting changes          $1.77 ($2.77)  $1.50   $3.70  $4.33
Cumulative effect of accounting changes               -   (0.74)     -       -      -
Income (loss) from continuing operations            1.77  (3.51)   1.50    3.70   4.33
Discontinued operations                               -      -       -    (1.47)    -
Net Income (loss)                                   1.77  (3.51)   1.50    2.23   4.33

Balance Sheet Data:

Total assets                                      $1,475 $1,476  $1,372  $1,353 $1,330
Short-term bank debt and current maturities
 of long-term debt                                   182    102      12      32      7
Long-term debt                                       316    302     193     141    174
Shareholder equity                                   606    676     797     772    767

Cash Flow Data:

Capital expenditures                              $  72   $  97  $  134 $   100 $   80
New Zealand acquisition                               -     197       -       -      -
Depreciation, depletion and amortization             78      78      69      64     64
EBITDA  (4)                                         187     156     147     234    271
EBIT  (5)                                           109      78      78     170    207

Selected Financial Ratios (unaudited)

Operating income before provision for
  dispositions as a percentage of sales            13.9%   10.5%    9.9%   17.2%  20.7%
Return on equity                                    8.2%  (14.1)%   5.7%    8.6%  17.6%
Total debt to capitalization                       45.1%   37.4%   20.5%   18.3%  19.1%
Total debt to EBITDA - ratio                        2.7x    2.6x    1.4x    0.7x   0.7x
EBIT/Interest expense - ratio                       4.7x    3.7x    5.6x   13.7x  11.6x

                                                        Year Ended December 31,
                                                  ----------------------------------
                                                  1993    1992    1991    1990   1989
                                                  ----    ----    ----    ----   ----
Selected Operating Data (unaudited)

Timber and Wood Products Segment
  Log Sales:
   North America - million board feet              266     435     506     585    629
   New Zealand - thousand cubic meters           1,375     682     259     114     57
   Other - million board feet                       11       -       -       -      -

  Timber Harvested:
   Northwest U.S. - million board feet             143     195     189     202    270
   Southeast U.S. - thousand short green tons    2,001   2,006   2,037   1,838  1,765
   New Zealand - thousand cubic meters             918     636       -       -      -

  Lumber sold - million board feet                 125     118     103     113    109

  Intercompany Sales
   Logs - million board feet                        15      25      35      31     63
   Northwest U.S. Timber Stumpage
        - million board feet                        28      44      68      69     92
   Southeast U.S. Timber Stumpage
        - thousand short green tons                299     317     398     114    129
   Wood Chips to Jesup pulp mill
        - thousand short green tons                319     352     320     356    295

Specialty Pulp Products Segment
  Chemical cellulose sales
        - thousand metric tons                     369     399     412     403    436
  Fluff and specialty paper sales
        - thousand metric tons  (6)                352     367     409     446    318
  Production as a Percentage of Capacity           85%     95%     97%     96%    92%

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

      4                           SIGNATURES

Pursuant  to  the  requirements of Section 13 of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RAYONIER INC.


                                     By  GEORGE S. ARESON
                                         ----------------
                                         George S. Areson
   June 3, 1994                          Acting Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                             TITLE                     DATE
      ---------                             -----                     ----

  RONALD M. GROSS                  Chairman of the Board,             June 3, 1994
  ---------------
  Ronald M. Gross                  President, Chief Executive
(Principal Executive Officer)      Officer and Director

 GERALD J. POLLACK                 Senior Vice President and          June 3, 1994
 -----------------
 Gerald J. Pollack                 Chief Financial Officer
(Principal Financial Officer)

 GEORGE S. ARESON                 Acting Corporate Controller         June 3, 1994
 ----------------
  George S. Areson
(Principal Accounting Officer)

         *                         Director
 ----------------
 William J. Alley

         *                         Director
  ---------------
  Rand V. Araskog

         *                         Director
 -----------------
 Donald W. Griffin

         *                         Director
 ----------------
 Paul G. Kirk, Jr.

         *                         Director
 -------------------
 Katherine D. Ortega

         *                         Director
 ------------------
 Burnell R. Roberts

         *                         Director
  ---------------
  Gordon I. Ulmer


*By       GERALD J. POLLACK
          -----------------                                           June 3, 1994
          Attorney-In-Fact




                                A