Form 10-Q
period 1994-06-30
RAYONIER INC
filed 1994-08-11
CIK 52827

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


     (Mark One)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

                                  OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ........... to ............



                       COMMISSION FILE NUMBER 1-6780


                               RAYONIER INC.



                Incorporated in the State of North Carolina
             I.R.S. Employer Identification Number l3-2607329


           l177 Summer Street, Stamford, Connecticut  06905-5529
                       (Principal Executive Office)

                     Telephone Number:  (203) 348-7000



     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months and (2) has been subject to such filing requirements for the past 90 days.

     YES (X) NO ( ).


     As of August 5, 1994, there were outstanding 29,569,307 Common Shares of the Registrant.

                               RAYONIER INC.

                             TABLE OF CONTENTS




                                                                  PAGE
       PART I.FINANCIAL INFORMATION



       Item l.Financial Statements


              Statements of Consolidated Income for the
              Second Quarter and the Six Months
              Ended June 30, 1994 and 1993                         1

              Consolidated Balance Sheets as of June 30, 1994
              and December 3l, 1993                                2

              Statements of Consolidated Cash Flows for the
              Six Months Ended June 30, 1994 and 1993              3


       Item 2.Management's Discussion and Analysis
              of Financial Condition and Results of Operations    4-6


       Item 3.Selected Operating Data                              7




       PART II. OTHER INFORMATION



       Item 1.Legal Proceedings                                    8

       Item 6.Exhibits and Reports on Form 8-K                     8

              Signature                                            8

              Exhibit Index                                       9-10

PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. Certain reclassifications have been made to prior year's financial statements to conform to current year presentation. For a full description of accounting policies, see notes to financial statements in the l993 annual report on Form l0-K.

                      RAYONIER INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED INCOME
                                (unaudited)
             (thousands of dollars, except per share data)

                                                           Six Months Ended
                                     Second Quarter            June 30,
                                  ------------------      -------------------
                                   1994        1993        1994        1993
                                  -------     -------     -------     -------
  Sales                          $250,770    $256,575    $508,497    $472,895

  Costs and expenses

      Cost of sales               210,222     201,577     409,354     374,836

      Selling and general
        expenses                    7,545       7,001      14,253      13,701

      Other operating
       income, net                 (2,228)       (753)     (1,513)     (1,041)
                                  -------     -------     -------     -------
  Total costs and expenses        215,539     207,825     422,094     387,496
                                  -------     -------     -------     -------
  Operating income                 35,231      48,750      86,403      85,399

      Interest expense             (7,845)     (5,848)    (14,591)    (11,222)

      Interest and
        miscellaneous income,
        net                           751         216       1,284         595

      Minority interest            (6,295)     (5,996)    (17,371)    (12,236)
                                  -------     -------     -------     -------
  Income before income taxes       21,842      37,122      55,725      62,536

      Income taxes                 (7,728)    (12,332)    (19,892)    (20,926)
                                  -------     -------     -------     -------
  Net income                     $ 14,114    $ 24,790    $ 35,833    $ 41,610
                                  =======     =======     =======     =======
  Net income per Common
    Share                           $0.48       $0.84       $1.21       $1.41
                                  =======     =======     =======     =======
  Weighted average Common
    Shares outstanding         29,670,364  29,565,392  29,652,744  29,565,392
                               ==========  ==========  ==========  ==========

                      RAYONIER INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                          (thousands of dollars)

                                  ASSETS

                                                     June 30,   December 31,
                                                       1994        1993
                                                    ----------  -----------
CURRENT ASSETS
  Cash and short-term investments                   $    9,357   $   5,989
  Accounts receivable, less allowance for
    doubtful accounts of $4,446 and $4,268             108,906      82,696
  Inventories
     Finished goods                                     47,902      46,516
     Work in process                                    19,355      16,235
     Raw materials                                      44,047      44,057
     Manufacturing and maintenance supplies             28,730      26,751
                                                       -------     -------
       Total inventories                               140,034     133,559

  Deferred income taxes                                  7,749      10,498
  Prepaid timber stumpage                               71,014      55,770
  Other current assets                                  11,357      10,752
                                                       -------     -------
     Total current assets                              348,417     299,264

OTHER ASSETS                                            26,979      24,025

TIMBER STUMPAGE                                         20,271      12,480

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  NET OF DEPLETION AND AMORTIZATION                    470,816     470,077

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings, machinery and equipment           1,176,141   1,149,447
  Less - accumulated depreciation                      507,576     480,518
                                                     ---------   ---------
    Net property plant and equipment                   668,565     668,929
                                                     ---------   ---------
TOTAL ASSETS                                        $1,535,048  $1,474,775
                                                     =========   =========

                LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $   84,269  $   67,783
  Bank loans and current maturities
    of long-term debt                                   34,223     182,003
  Accrued taxes                                          8,779       2,480
  Accrued payroll and benefits                          22,359      18,525
  Other current liabilities                             29,821      39,776
  Current reserves for dispositions and
    discontinued operations                             23,772      27,280
                                                     ---------   ---------
     Total current liabilities                         203,223     337,847

DEFERRED INCOME TAXES                                  128,237     126,176

LONG-TERM DEBT                                         503,937     316,138

NONCURRENT RESERVES FOR DISPOSITIONS AND
  DISCONTINUED OPERATIONS (Net of discontinued
  operations' assets of $12,485 and $12,986)            30,836      35,920

OTHER NONCURRENT LIABILITIES                            16,571      15,741

MINORITY INTEREST                                       20,687      36,649

COMMON SHAREHOLDERS' EQUITY
  Common Shares, 60 million shares authorized,
    29,569,307 and 29,565,392 shares issued and
    outstanding                                        157,490     157,426
  Retained earnings                                    474,067     448,878
                                                     ---------   ---------
           Total common shareholders' equity           631,557     606,304
                                                     ---------   ---------
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY   $1,535,048  $1,474,775
                                                     =========   =========

                      RAYONIER INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                For Six Months Ended June 30, 1994 and 1993
                                (unaudited)
                          (thousands of dollars)


                                                         1994        1993
                                                       -------     -------
OPERATING ACTIVITIES
Net income                                             $ 35,833    $ 41,610
Non-cash items included in income
  Depreciation, depletion and amortization               45,448      38,431
  Deferred portion of provision for income taxes          2,451       5,557
Increase (decrease) in other noncurrent liabilities         830        (429)
Change in accounts receivable, inventories
  and accounts payable                                  (16,199)    (35,846)
Increase in prepaid timber stumpage                     (15,244)    (22,276)
Increase in accrued taxes                                 6,299      10,436
Change in reserves for dispositions and discontinued
  operations                                             (2,252)          -
Other changes in working capital                         (6,726)     (1,590)
                                                        -------     -------
Cash from operating activities                           50,440      35,893
                                                        =======     =======
INVESTING ACTIVITIES
Capital expenditures net of sales and retirements
  of $220 and $84                                       (45,823)    (32,204)
Expenditures for dispositions and discontinued
  operations, net of tax benefits of $2,359 and
  $6,843                                                 (3,981)    (11,546)
Change in other assets and long-term timber stumpage    (10,745)     (4,858)
                                                        -------     -------
Cash used for investing activities                      (60,549)    (48,608)
                                                        =======     =======
FINANCING ACTIVITIES
Issuance of debt                                        188,000      78,635
Repayments of debt                                     (147,981)    (48,893)
Dividends                                               (10,644)    (24,472)
Issuance of common shares                                    64           -
(Decrease) increase in minority interest                (15,962)        598
                                                        -------      ------
Cash used for financing activities                       13,477       5,868
                                                        =======      ======
CASH AND SHORT-TERM INVESTMENTS
Increase (decrease) during the period                     3,368      (6,847)
Balance at beginning of period                            5,989      10,731
                                                          -----       -----
Balance at end of period                               $  9,357    $  3,884
                                                          =====       =====
Supplemental disclosures of cash flow information
Cash paid (received) during the period for
  Interest                                             $ 15,685    $ 12,566
                                                         ======      ======
  Income taxes, net of refunds                         $ 11,316    $ (3,822)
                                                         ======      ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's business segments for the quarters and six months ended June 30, 1994 and 1993 were as follows (thousands of dollars):

                                                             Six Months
                                       Second Quarter,      Ended June 30,
                                       --------------       --------------
Sales                                  1994      1993       1994      1993
                                       ----      ----       ----      ----
Timber and Wood Products:

Log Trading and Merchandising        $ 85,117  $104,432   $160,709  $175,241
Timberlands Management and
  Stumpage (Standing Timber)           35,007    31,279     90,286    63,337
Wood Products                          21,155    10,204     40,383    20,296
                                      -------   -------    -------   -------
  Total Before Intrasegment
    Eliminations                      141,279   145,915    291,378   258,874
Intrasegment Eliminations              (5,334)   (2,762)    (9,830)   (7,266)
                                      -------   -------    -------   -------
  Total Timber and Wood Products      135,945   143,153    281,548   251,608

Specialty Pulp Products:

Chemical Cellulose                     74,114    68,726    145,121   134,551
Fluff and Specialty Paper Pulps        41,518    46,740     83,566    93,176
                                      -------   -------    -------   -------
  Total Specialty Pulp Products       115,632   115,466    228,687   227,727

Intersegment Eliminations                (807)   (2,044)    (1,738)   (6,440)
                                      -------   -------    -------   -------
  Total Sales                        $250,770  $256,575   $508,497  $472,895
                                      =======   =======    =======   =======
Operating Income

Timber and Wood Products             $ 37,938  $ 52,081   $ 91,428  $ 89,890
Specialty Pulp Products                (1,001)   (1,122)      (469)    1,381
Corporate and Other                    (1,749)   (1,951)    (4,652)   (3,864)
Intersegment Eliminations                  43      (258)        96    (2,008)
                                      -------    -------   -------   -------
Total Operating Income               $ 35,231   $ 48,750  $ 86,403  $ 85,399
                                      =======    =======   =======   =======

Results of Operations
- ---------------------

Sales and Operating Income
- --------------------------
Sales of $251 million for the second quarter of 1994 were $6 million or 2 percent lower than the second quarter of 1993, however operating income of $35 million for the quarter decreased $14 million or 28 percent from last year's level primarily as a result of reduced margins in export log activities. Sales for the six months ended June 30, 1994 were $508 million, increasing $36 million or 8 percent from the prior year with first half operating income of $86 million increasing $1 million.

Timber and Wood Products
- ------------------------
Timber and Wood Products sales of $136 million in the second quarter were down $7 million or 5 percent from the same period of 1993. Operating income for the quarter of $38 million was down $14 million from the prior year primarily due to lower margins on logs sold from North America. Lower prices and reduced export volume in the Company's North American log trading and merchandising business more than offset increased wood products sales and margins. Standing timber sales from the Company's U.S. timberlands improved as harvest price increases offset a small decline in volume. In New Zealand, log prices remain below last year as a result of softening in Far East export markets. Despite these generally weaker markets, sales activity was sufficient to support a continuing increase in harvest volume from Company owned forests in New Zealand.

Sales for the first half of $282 million increased $30 million over 1993's comparable period with operating income for the segment of $91 million increasing slightly over 1993's level. Strong first quarter activity in the Company's Northwest U.S. timberland management region, where first quarter volume and prices were significantly greater than that of the prior year, offset reduced second quarter log trading income resulting in comparable first half operating income levels.


Specialty Pulp Products
- -----------------------
Second quarter sales for the Specialty Pulp Products segment of $116 million were equal to that of the prior year's level with improved sales volumes offsetting lower chemical cellulose and fluff pulp prices. Operating income was close to break-even in the second quarter, and slightly ahead of the second quarter of 1993. Some production shortfalls occurred following spring maintenance shutdowns at both the Jesup, Georgia, and Fernandina Beach, Florida pulp mills as well as some wood cost related market downtime at the Port Angeles, Washington, mill early in the quarter.

For the six month period ended June 30, 1994, sales of the Specialty Pulp Products segment were $229 million, increasing $1 million from 1993, with
stronger  shipments  offsetting lower pulp  prices.   The  year  over  year
decline in pulp prices reflected the continuation into 1994 of the downward trend in prices caused by excess capacity in the pulp industry and weak
domestic  and  international markets during the past  few  years.   However,
demand for most of the Company's pulp products was strong, particularly as the second quarter progressed. As a result, price increases in fluff and some specialty pulp grades have been implemented for the third quarter.


Intersegment
- ------------
Intersegment sales were $1 million in the second quarter of 1994 and $2 million in the first half of 1994 declining $1 million and $5 million, respectively, from the comparable periods of 1993 due to significantly lower volume of stumpage sales from the Timber and Wood Products segment to the Specialty Pulp Products segment.

Other Items
- -----------
Interest expense of $15 million in the first half of 1994 increased $3 million over 1993 primarily as a result of additional debt incurred by the Company to finance a $90 million special dividend to the Company's former parent ITT Corporation (ITT) in December 1993, to settle intercompany accounts with ITT and to fund an increase in working capital.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP), increased $5 million to $17 million in the first half of 1994 due to significantly higher partnership earnings in the first quarter resulting from the increased stumpage volume and prices in the Company's Northwest U.S. timberland management region.


Net Income
- ----------
Net income for the second quarter was $14 million or $0.48 per common share, decreasing $11 million from 1993's level of $25 million or $0.84 per common share. Net income for the six months ended June 30, 1994 was $36 million or $1.21 per common share, decreasing $6 million from 1993's net income of $42 million or $1.41 per common share


Liquidity and Capital Resources
- -------------------------------
Cash  flow from operating activities was $50 million in the first  half  of
1994 versus $36 million in 1993 with net income and non-cash charges in both years partially used to fund increased working capital requirements. Cash from operating activities along with an increase in debt of $40 million were used to fund capital expenditures of $46 million, dividends of $11 million paid to holders of Rayonier Common Shares, a special distribution of $20 million paid to the minority unitholders of RTLP and $4 million (after tax benefits) of environmental remediation and other closure costs relating to discontinued operations and units held for disposition.

EBITDA (defined as earnings before interest expense, income taxes and depreciation, depletion and amortization) for the first half of 1994 of $116 million increased $4 million over the comparable period of 1993. Free cash flow (EBITDA less capital expenditures) was $70 million compared to $80 million in 1993. After cash payments for interest of $16 million, common dividends of $11 million, gross expenditures for dispositions and discontinued operations of $6 million and income tax payments of $11 million, net cash flow was insufficient to fund the $20 million special distribution of RTLP and to fund $46 million in working capital, timber purchases and other operating requirements. As a result, the Company's debt increased in the first half of 1994 by $40 million to $538 million. The Company's June 30, 1994 debt/capital ratio of 46 percent increased only one percentage point from the December 31, 1993 level.

In April 1994, the Company closed on revolving credit agreements with a group of banks which provide the Company with unsecured credit facilities totaling $300 million. The Company borrowed $88 million under these credit facilities during the second quarter mostly to repay short-term debt. The Company also issued $100 million of commercial paper in the second quarter under a newly implemented commercial paper program backed by the revolving credit facilities. As a result of the refinancing described above, the Company's net working capital position improved from negative net working capital of $39 million at December 31, 1993 to positive net working capital of $145 million at June 30, 1994.

As of June 30, 1994, the Company has available $112 million of unused borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $274 million of new public debt securities as needs arise. The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, working capital and other liquidity needs for the foreseeable future.

Item 3.  Selected Operating Data

                                                              Six Months
                                           Second Quarter    Ended June 30,
                                           --------------   --------------
                                           1994     1993     1994     1993
                                          ------   ------   ------   ------
Timber and Wood Products

  Log Sales
     North America - million board feet      67       78      125      148
     New Zealand - thousand cubic meters    413      362      827      636
     Other - million board feet               3        -        5        -

  Timber Harvested
     Northwest U.S. - million board
        feet                                 38       38      104       82
     Southeast U.S. - thousand short
       green tons                           490      492      953    1,098
     New Zealand - thousand cubic
       meters                               289      207      567      382

  Lumber Sold - million board feet           56       29      105       58

Intercompany Sales

  Northwest U.S. Timber Stumpage
    - million board feet                      6        6       14       16
  Southeast U.S. Timber Stumpage
    - thousand short green tons              19       47       46      224

Specialty Pulp Products

  Chemical Cellulose - thousand
    metric tons                             107       92      204      179
  Fluff and Specialty Paper Pulps
    - thousand metric tons                   87       89      176      170

  Production as a Percentage
    of Capacity                             84%      87%      91%      88%

Selected Supplemental Information
  (thousands of dollars)

  New Zealand - Sales                   $25,933  $26,587  $50,848  $41,414

  New Zealand - Operating Income        $ 3,975  $10,022  $ 7,177  $14,527

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Reference is made to the first paragraph under Item 3 - "Legal Proceedings" in Rayonier's 1993 Form 10-K describing six cases in which Rayonier and its wholly-owned subsidiary, Southern Wood Piedmont Company (SWP) are defendants and which relate to former wood preserving operations at SWP's plant located in Augusta, Georgia. A seventh such case was filed as a class action lawsuit on July 22, 1994, against Rayonier, SWP and ITT Corporation in the U.S. District Court for the Southern District of Georgia seeking unspecified damages for personal injury and $100 million in punitive damages. Counsel for the Company continue to believe that the Company has meritorious defenses in all of these cases.

     SWP is also an intervenor in an action filed by the U.S. Environmental Protection Agency ("EPA") in 1990 in the U.S. District Court for the Western District of Louisiana against Marine Shale Processors, Inc. ("MSP"). The EPA claimed, among other things, that MSP's thermal processing of certain materials, including over 200,000 tons of materials containing hazardous waste from SWP, constituted the treatment of hazardous waste without a permit and that MSP's facility required an incinerator and storage permit under the Resource Conservation and Recovery Act ("RCRA"). Because a proposed settlement by the EPA and MSP of this action would have caused materials processed by MSP to be placed in a landfill in breach of MSP's contract with SWP, SWP in 1993 sought and was granted intervention to prevent the landfilling of processed material and to establish the regulatory status of the material.
     After SWP was granted intervention, the EPA filed a counterclaim against SWP alleging it had shipped hazardous waste to an unlicensed hazardous waste disposal facility. A jury verdict rendered in May 1994 held that MSP had produced a product consistent with ceratin RCRA regulations with material received from SWP as long as that material remained unmixed with material received from other MSP customers; because such a product cannot be considered a hazardous waste, this verdict helps limit SWP's potential liability for material sent to MSP under the Comprehensive Environmental Response, Compensation, and Liability Act. It is possible that the EPA will appeal this verdict. The jury was unable to agree on a verdict on the product status of material received from other MSP customers and a new trial on that issue is scheduled for the spring of 1995. A second phase of this litigation deals with the EPA's claim that MSP did not have the necessary permits to store hazardous waste prior to processing. On July 29, 1994, the Court granted the EPA's motion for summary judgment against MSP on this claim; counsel to SWP believes that this decision was erroneous and will be reversed on appeal. In the meantime, trial on the issue of whether SWP should be fined for sending hazardous waste to a facilty which did not have a hazardous waste storage permit is scheduled to commence on August 15, 1994. In this trial, the EPA is expected to seek penalties exceeding $100,000. Because SWP had been furnished with copies of correspondence from the Louisiana state agency to MSP indicating that MSP had the authority to store waste from SWP, counsel to SWP believe that any liability of SWP in this proceeding will not be material and in any event will be covered by MSP's contractual obligation to indemnify SWP to the extent that MSP remains financially viable.

     Item 6.  Exhibits and Reports on Form 8-K

       (a)     See Exhibit Index.

       (b) Rayonier Inc. did not file any report on Form 8-K during the quarter covered by this report.




                                 SIGNATURE


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RAYONIER INC.  (Registrant)


                                          BY  GEORGE S. ARESON
                                              ----------------
                                              George S. Areson
                                              Acting Corporate Controller


     August 10, 1994

                            EXHIBIT INDEX

  EXHIBIT NO.           DESCRIPTION                                LOCATION
  -----------           -----------                                --------
      2          Plan of acquisition, reorganization,         None
                   arrangement, liquidation or succession


      4          Instruments defining the rights of           Not required
                  security The holders, including             to be filed.
                  indentures                                  The Registrant
                                                              hereby agrees
                                                              to file with
                                                              the Commission
                                                              a copy of any
                                                              instrument
                                                              defining the
                                                              rights of
                                                              holders of the
                                                              Registrant's
                                                              long-term debt
                                                              upon request of
                                                              the Commission.


     10.1        Description   of  Rayonier  1994  Incentive         Filed
                   Stock plan Contingent Performance                herewith
                   Share Awards



     10.2        Split-Dollar Life Insurance Agreement dated          Filed
                   June 22, 1994 between Rayonier Inc. and           herewith
                   Ronald M. Gross



     10.3        Deferred Compensation/Supplemental                   Filed
                  Retirement Agreement dated June 28, 1994           herewith
                  between Rayonier Inc. and Ronald M. Gross



     10.4        Other material contracts                             None



     11          Statement re computation of per share               Not
                   earnings                                        required




     12          Statement re computation of ratios                 Filed
                                                                   herewith



     15          Letter re unaudited interim financial               None
                   information

                            EXHIBIT INDEX

  EXHIBIT NO.                  DESCRIPTION                        LOCATION
  ----------                   -----------                        --------
     l8          Letter re change in accounting principles        None



     19          Report furnished to security holders             None


     22          Published report regarding matters               None
                   submitted to vote of security holders


     23          Consents of experts and counsel                  None


     24          Power of attorney                                None


     99          Additional exhibits                              None
