Form 10-Q
period 1994-09-30
RAYONIER INC
filed 1994-11-14
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)


/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                              OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ........... TO ............



                         COMMISSION FILE NUMBER 1-6780


                                 RAYONIER INC.



                  Incorporated in the State of North Carolina
                I.R.S. Employer Identification Number 13-2607329


             1177 Summer Street, Stamford, Connecticut  06905-5529
                          (Principal Executive Office)

                       Telephone Number:  (203) 348-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES /X/ NO / /.


As of November 10, 1994, there were outstanding 29,574,807 Common
Shares of the Registrant.


                              -----------------

                                 RAYONIER INC.

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I.      FINANCIAL INFORMATION


Item 1.      Financial Statements

             Statements of Consolidated Income for the
             Three Months and Nine Months
             Ended September 30, 1994 and 1993                                       1

             Consolidated Balance Sheets as of September 30, 1994
             and December 31, 1993                                                   2

             Statements of Consolidated Cash Flows for the
             Nine Months Ended September  30, 1994 and 1993                          3


Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations                        4-6


Item 3.      Selected Operating Data                                                  7



PART II.     OTHER INFORMATION


Item 1.      Legal Proceedings                                                       8

Item 6.      Exhibits and Reports on Form 8-K                                        8

             Signature                                                               8

             Exhibit Index                                                           9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position, and the cash flows for the periods presented. Certain reclassifications have been made to the prior year's financial statements to conform to current year presentation. For a full description of accounting policies, see notes to financial statements in the 1993 annual report on Form 10-K.


                         RAYONIER INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)
              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                 Three Months                               Nine Months
                                                             Ended September 30,                        Ended September 30,
                                                             -------------------                        -------------------

                                                           1994                  1993                 1994                 1993
                                                        ----------            ----------           ----------           ----------
    SALES                                               $   286,006           $   226,445         $   794,503           $   699,340
                                                        -----------           -----------         -----------           -----------

    Costs and expenses

        Cost of sales                                       239,672               196,045             649,026               570,881

        Selling and general expenses                          7,667                 7,095              21,920                20,796

        Other operating income, net                          (1,408)                 (940)             (2,921)               (1,981)
                                                        -----------           -----------         -----------           -----------

    Total costs and expenses                                245,931               202,200             668,025               589,696
                                                        -----------           -----------         -----------           -----------

    OPERATING INCOME                                         40,075                24,245             126,478               109,644

        Interest expense                                     (8,290)               (5,941)            (22,881)              (17,163)

        Interest and miscellaneous income, net                  418                   309               1,702                   904

        Minority interest                                    (7,490)               (2,777)            (24,861)              (15,013)
                                                        -----------           -----------         -----------           -----------

    Income before income taxes                               24,713                15,836              80,438                78,372

        Income taxes                                         (8,308)               (8,103)            (28,200)              (29,029)
                                                        -----------           -----------         -----------           -----------


    NET INCOME                                          $    16,405           $     7,733         $    52,238           $    49,343
                                                        ===========           ===========         ===========           ===========

    NET INCOME PER COMMON SHARE                               $0.55                 $0.26               $1.76                 $1.67
                                                              =====                 =====               =====                 =====

    Weighted average Common Shares
      outstanding                                        29,757,506            29,565,392          29,686,693            29,565,392
                                                        ===========           ===========         ===========           ===========

                         RAYONIER INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                ASSETS
                                                                                   September 30,             December 31,
                                                                                       1994                      1993
                                                                                   ------------             -------------
CURRENT ASSETS
    Cash and short-term investments                                                $    9,510                $    5,989
    Accounts receivable, less allowance for
      doubtful accounts of $4,511 and $4,268                                          124,696                    82,696
    Inventories
         Finished goods                                                                45,901                    46,516
         Work in process                                                               17,856                    16,235
         Raw materials                                                                 36,758                    44,057
         Manufacturing and maintenance supplies                                        29,661                    26,751
                                                                                   ----------                ----------
           Total inventories                                                          130,176                   133,559

    Deferred income taxes                                                               8,094                    10,498
    Prepaid timber stumpage                                                            59,903                    55,770
    Other current assets                                                               13,066                    10,752
                                                                                   ----------                ----------
         Total current assets                                                         345,445                   299,264

OTHER ASSETS                                                                           28,273                    24,025

TIMBER STUMPAGE                                                                        23,183                    12,480

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  NET OF DEPLETION AND AMORTIZATION                                                   477,233                   470,077

PROPERTY, PLANT AND EQUIPMENT
    Land, buildings, machinery and equipment                                        1,183,406                 1,149,447
    Less - accumulated depreciation                                                   524,041                   480,518
                                                                                   ----------                ----------
      Net property plant and equipment                                                659,365                   668,929
                                                                                   ----------                ----------

TOTAL ASSETS                                                                       $1,533,499                $1,474,775
                                                                                   ==========                ==========
                                             LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                               $   81,196                $   67,783
    Bank loans and current maturities of long-term debt                                32,626                   182,003
    Accrued taxes                                                                       1,609                     2,480
    Accrued payroll and benefits                                                       22,894                    18,525
    Other current liabilities                                                          39,202                    39,776
    Current reserves for dispositions and discontinued
      operations                                                                       23,390                    27,280
                                                                                   ----------                ----------
       Total current liabilities                                                      200,917                   337,847

DEFERRED INCOME TAXES                                                                 138,894                   126,176

LONG-TERM DEBT                                                                        482,937                   316,138

NONCURRENT RESERVES FOR DISPOSITIONS AND
  DISCONTINUED OPERATIONS (Net of discontinued
  operations' assets of $12,860 and $12,986)                                           28,880                    35,920

OTHER NONCURRENT LIABILITIES                                                           17,687                    15,741

MINORITY INTEREST                                                                      21,536                    36,649

COMMON SHAREHOLDERS' EQUITY
    Common Shares, 60 million shares authorized,
      29,569,807 and 29,565,392 shares issued and outstanding                         157,498                   157,426
    Retained earnings                                                                 485,150                   448,878
                                                                                   ----------                ----------
           Total common shareholders' equity                                          642,648                   606,304
                                                                                   ----------                ----------
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                                  $1,533,499                $1,474,775
                                                                                   ==========                ==========

                         RAYONIER INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (UNAUDITED)
                             (THOUSANDS OF DOLLARS)



                                                                                 1994                 1993
                                                                              ----------           ----------
OPERATING ACTIVITIES

Net income                                                                     $ 52,238             $ 49,343
Non-cash items included in income:
    Depreciation, depletion and amortization                                     69,610               57,162
    Deferred portion of provision for income taxes                               11,893               11,251
Increase (decrease) in other noncurrent liabilities                               1,946                 (250)
Change in accounts receivable, inventories
  and accounts payable                                                          (25,204)             (21,325)
Increase in prepaid timber stumpage                                              (4,133)             (16,154)
(Decrease) increase in accrued taxes                                               (871)              12,167
Change in reserves for dispositions and discontinued operations                  (2,252)               1,000
Other changes in working capital                                                  1,481               (3,866)
                                                                               --------             --------
Cash from operating activities                                                  104,708               89,328
                                                                               ========             ========


INVESTING ACTIVITIES

Capital expenditures net of sales and retirements
  of $300 and $382                                                              (67,202)             (49,295)
Expenditures for dispositions and discontinued operations, net
  of tax benefits of $3,229 and $8,405                                           (5,449)             (14,183)
Change in other assets and long-term timber stumpage                            (14,951)              (3,864)
                                                                               --------             --------
Cash used for investing activities                                              (87,602)             (67,342)
                                                                               ========             ========


FINANCING ACTIVITIES

Issuance of debt                                                                285,403               31,635
Repayments of debt                                                             (267,981)             (26,925)
Dividends                                                                       (15,966)             (30,196)
Issuance of common shares                                                            72                    -
Decrease in minority interest                                                   (15,113)              (2,444)
                                                                               --------             --------
Cash used for financing activities                                              (13,585)             (27,930)
                                                                               ========             ========


CASH AND SHORT-TERM INVESTMENTS

Increase (decrease) during the period                                             3,521               (5,944)
Balance at beginning of period                                                    5,989               10,731
                                                                               --------             --------
Balance at end of period                                                       $  9,510             $  4,787
                                                                               ========             ========


Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
    Interest                                                                   $ 19,958             $ 15,713
                                                                               ========             ========
    Income taxes, net of refunds                                               $ 18,815             $ (3,448)
                                                                               ========             ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's business segments for the three and nine months ended September 30, 1994 and 1993 were as follows (thousands of dollars):


                                                             Three Months                             Nine Months
                                                         Ended September 30,                     Ended September 30,
                                                         --------------------                    --------------------
                                                       1994                1993                 1994               1993
                                                   ------------        ------------         ------------       ------------
SALES
- -----

TIMBER AND WOOD PRODUCTS:

Log Trading and Merchandising                         $100,348           $ 89,359             $261,057           $264,599
Timberlands Management and Stumpage
  (Standing Timber)                                     40,038             16,359              130,324             79,696
Wood Products                                           19,380             10,691               59,763             30,987
                                                      --------           --------             --------           --------
    Total Before Intrasegment Eliminations             159,766            116,409              451,144            375,282
Intrasegment Eliminations                               (3,511)            (1,651)             (13,341)            (8,917)
                                                      --------           --------             --------           --------
    TOTAL TIMBER AND WOOD PRODUCTS                     156,255            114,758              437,803            366,365


SPECIALTY PULP PRODUCTS:

Chemical Cellulose                                      81,398             68,327              226,519            202,904
Fluff and Specialty Paper Pulps                         50,671             45,334              134,237            138,484
                                                      --------           --------             --------           --------
    TOTAL SPECIALTY PULP PRODUCTS                      132,069            113,661              360,756            341,388

Intersegment Eliminations                               (2,318)            (1,974)              (4,056)            (8,413)
                                                      --------           --------             --------           --------
    TOTAL SALES                                       $286,006           $226,445             $794,503           $699,340
                                                      ========           ========             ========           ========


OPERATING INCOME
- ----------------

Timber and Wood Products                              $ 39,213           $ 26,133             $130,640           $116,021
Specialty Pulp Products                                  3,383              1,113                2,915              2,494
Corporate and Other                                     (3,153)            (1,930)              (7,805)            (5,794)
Intersegment Eliminations                                  632                (71)                 728             (2,077)
                                                      --------           --------             --------           --------
    Total Before Dispositions                           40,075             25,245              126,478            110,644
Dispositions                                                 -             (1,000)                   -             (1,000)
                                                      --------           --------             --------           --------
    TOTAL OPERATING INCOME                            $ 40,075           $ 24,245             $126,478           $109,644
                                                      ========           ========             ========           ========



RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales of $286 million for the third quarter of 1994 were $60 million or 26 percent higher than the third quarter of 1993 due to stronger sales volumes in both of the Company's business segments. Operating income for the quarter of $40 million was $16 million or 65 percent higher than last year's level. Sales for the nine months ended September 30, 1994 of $795 million, were $95 million or 14 percent higher than the prior year. Operating income of $126 million increased $17 million or 15 percent over the prior year.

Timber and Wood Products

Timber and Wood Products' sales in the third quarter were $156 million, up $41 million or 36 percent from the same period of 1993. Operating income for the quarter of $39 million was up $13 million from the prior year. Most of the year-over-year improvement was due to a return to normal volumes compared to unusually low timber (stumpage) harvest activity in the third quarter of 1993. Log Trading and Merchandising, which includes the company's New Zealand log sales, experienced higher volumes and prices in U.S. and N.Z. domestic markets, which offset lower prices in other international log markets. Wood Products experienced increased lumber volumes and higher prices offset by higher wood costs.

Sales for the nine month period were $438 million, up $71 million from 1993's comparable period, with operating income of $131 million up $15 million from 1993. Results for the nine months reflected increased timber sales volumes (which were unusually high in the first quarter of 1994 and unusually low in the third quarter of 1993) and increased timber prices in the Company's Northwest U.S. and Southeast U.S. timberland management regions, partially offset by reduced income from log trading.


Specialty Pulp Products

Specialty Pulp Products' third quarter sales were $132 million, up $18 million
from last year's third quarter.   Operating income for the segment was $3
million, an increase of $2 million over 1993. The gains in sales and operating income resulted from improved sales volume and higher fluff and specialty paper pulp prices.

For the nine month period ended September 30, 1994, Specialty Pulp Products sales were $361 million, up $19 million from 1993, with stronger shipments offsetting lower pulp prices. The year-over-year decline in pulp prices reflected the continuation into 1994 of the downward trend in prices caused by excess capacity in the pulp industry and weakness in domestic and international markets. However, during the second and third quarters of 1994, the Company experienced a significant increase in demand for pulp products which allowed the Company to increase prices for its fluff and specialty paper pulps. The Company expects that fluff and specialty paper pulp prices will continue to increase during the fourth quarter of 1994. Chemical cellulose pulp prices stabilized in the second quarter of 1994 and the Company expects that these prices, which traditionally lag increases in commodity pulp grades by up to a year, will begin to increase early in 1995.


Intersegment

Nine month intersegment sales of $4 million in 1994 were less than the comparable 1993 amount due to lower stumpage sales from the Timber and Wood Products segment to the Specialty Pulp Products segment.


OTHER ITEMS

Interest expense of $23 million for the first nine months of 1994 increased $6 million over 1993 primarily as a result of additional debt utilized by the Company to finance a $90 million special dividend to the Company's former parent ITT Corporation (ITT) in December 1993, to settle intercompany accounts with ITT and to fund an increase in working capital.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP), increased $10 million to $25 million in the first nine months of 1994 due to significantly higher partnership earnings resulting from increased stumpage volume and prices in the Company's Northwest U.S. and Southeast U.S. timberland management regions. The minority participation in the earnings of RTLP will change from approximately 25 percent to approximately 1 percent effective January 1, 2001.


NET INCOME

Net income for the third quarter was $16 million or $0.55 per common share, up $9 million or $0.29 per common share from 1993's level. Net income for the nine months ended September 30, 1994 was $52 million or $1.76 per common share, up $3 million or $0.09 per common share from 1993's net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $105 million in the first nine months of 1994 versus $89 million in 1993. Cash from operating activities together with an increase in debt of $17 million financed capital expenditures of $67 million, timber purchases of $15 million, common dividends of $16 million, a special distribution of $20 million to the minority unitholders of RTLP and $5 million (after tax benefits) of environmental remediation and other costs relating to discontinued operations and units held for disposition. The Company's September 30, 1994 debt/capital ratio of 45 percent is the same as the December 31, 1993 level.

EBITDA (defined as earnings before provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) for the first nine months of 1994 of $173 million increased $19 million over the comparable period of 1993. Free cash flow (EBITDA less capital expenditures) was $106 million compared to $104 million in 1993.

In April 1994, the Company closed on revolving credit agreements with a group of banks which provide the Company with unsecured credit facilities totaling $300 million. The Company subsequently borrowed $85 million under these credit facilities to retire short-term debt. The Company also issued $100 million of commercial paper in the second quarter of 1994 under a newly implemented commercial paper program backed by the revolving credit facilities. As a result of the refinancing described above, the Company's net working capital position improved from negative net working capital of $39 million at December 31, 1993 to positive net working capital of $145 million at September 30, 1994.

As of September 30, 1994 the Company has $115 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $174 million of new public debt securities. The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, working capital and other liquidity needs for the foreseeable future.

ITEM 3.  SELECTED OPERATING DATA


                                                                            Three Months                    Nine Months
                                                                        Ended September 30,             Ended September 30,
                                                                        -------------------             -------------------

                                                                        1994           1993             1994           1993
                                                                        ----           ----             ----           ----
TIMBER AND WOOD PRODUCTS

    Log Sales Volume
         North America - millions of board feet                            94            70              219            218
         New Zealand - thousands of cubic meters                          405           348            1,232            984
         Other - millions of board feet                                     2             -                7              -


    Timber Harvest Volume
         Northwest U.S. - millions of board feet                           39            19              143            101
         Southeast U.S. - thousands of short green tons                   726           324            1,679          1,422
         New Zealand - thousands of cubic meters                          277           244              844            626


    Lumber Sold - millions of board feet                                   50            31              147             89


    Intercompany Sales

         Northwest U.S. Timber Stumpage
              - millions of board feet                                      8             3               22             19
         Southeast U.S. Timber Stumpage
             - thousands of short green tons                               27            23               73            247



SPECIALTY PULP PRODUCTS

    Pulp Sales Volume
         Chemical Cellulose
            - thousands of metric tons                                    116            87              320            266
         Fluff and Specialty Paper Pulps
            - thousands of metric tons                                     93            89              269            259


    Production as a Percentage of Capacity                                100%           83%              94%            86%



SELECTED SUPPLEMENTAL INFORMATION (thousands of dollars)

    New Zealand - Sales                                               $24,945       $27,303          $75,793        $68,717
                                                                      =======       =======          =======        =======

    New Zealand - Operating Income                                    $ 2,751       $ 9,337          $ 9,928        $23,864
                                                                      =======       =======          =======        =======

PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         Rayonier's Form 10-Q for the second quarter of 1994 described the intervention by Rayonier's wholly-owned subsidiary Southern Wood Piedmont Company (SWP) in an action filed by the U.S. Environmental Protection Agency in 1990 in the U.S. District Court for the Western District of Louisiana against Marine Shale Processors, Inc. (MSP).
         The 10-Q referred to a pending trial on the issue of whether SWP should be fined for sending hazardous waste to MSP's facility on the grounds that it did not have a hazardous waste storage permit even though SWP had been furnished with copies of correspondence from the Louisiana state agency to MSP indicating that MSP had the authority to store SWP's waste. This trial has now been held, and on August 30, 1994, the Court, citing SWP's "good faith effort to comply" with applicable legal requirements, entered an order setting a nominal civil penalty of $25,000 against SWP, which fine SWP has paid.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) See Exhibit Index.

             (b) Rayonier Inc. did not file a report on Form 8-K during the quarter covered by this report.


                                   SIGNATURE


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RAYONIER INC.  (Registrant)
                                 ---------------------------


                                 BY  KENNETH P. JANETTE
                                     ------------------
                                     Kenneth P. Janette
                                     Vice President and Corporate Controller
         November 14, 1994           (Chief Accounting Officer)

                                 EXHIBIT INDEX



    EXHIBIT NO.                            DESCRIPTION                                     LOCATION
    ----------                             -----------                                     --------
          2                   Plan of acquisition, reorganization,                            None
                                arrangement, liquidation or succession


          4                   Instruments defining the rights of security                     Not required to be filed. The
                                holders, including indentures                                 Registrant hereby agrees to file
                                                                                              with the Commission a copy of
                                                                                              any instrument defining the
                                                                                              rights of holders of the
                                                                                              Registrant's long-term debt
                                                                                              upon request of the Commission.


         10                   Material contracts                                              None


         11                   Statement re computation of per share earnings                  Not required


         12                   Statement re computation of ratios                              Filed herewith


         15                   Letter re unaudited interim financial information               None


         18                   Letter re change in accounting principles                       None


         19                   Report furnished to security holders                            None


         22                   Published report regarding matters                              None
                                submitted to vote of security holders


         23                   Consents of experts and counsel                                 None


         24                   Power of attorney                                               None


         27                   Financial data schedule                                         Filed herewith


         99                   Additional exhibits                                             None