Form 10-K405
period 1994-12-31
RAYONIER INC
filed 1995-03-23
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

    /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the year ended December 31, 1994

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from _______________ to _______________


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

                                 Common Shares
                        7.5% Notes, due October 15, 2002
                        Medium Term Notes, due 1995-1999

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                              YES /x/   NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant on March 15, 1995 was approximately $839 million.

As of March 15, 1995, there were outstanding 29,611,469 Common Shares of the Registrant.

The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 19, 1995, is incorporated by reference in
Part III of this Form 10-K.




                               TABLE OF CONTENTS



         ITEM                                                                              PAGE

                                                     PART I

            1.   Business                                                                      1
            2.   Properties                                                                    9
            3.   Legal Proceedings                                                             9
            4.   Submission of Matters to a Vote of Security Holders                          10
            *    Executive Officers of Rayonier                                               10

                                                     PART II

            5.   Market for the Registrant's Common Equity and
                    Related Stockholder Matters                                               11
            6.   Selected Financial Data                                                      12
            7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                             14
            8.   Financial Statements and Supplementary Data                                  19
            9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                       19

                                                     PART III

           10.   Directors and Executive Officers of the Registrant                           20
           11.   Executive Compensation                                                       20
           12.   Security Ownership of Certain Beneficial Owners and Management               20
           13.   Certain Relationships and Related Transactions                               20

                                                     PART IV

           14.   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                                       22












     * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K







                         INDEX TO FINANCIAL STATEMENTS


         Report of Management                                           F-1

         Report of Independent Public Accountants                       F-1

         Statements of Consolidated Income for the
           Three Years Ended December 31, 1994                          F-2

         Consolidated Balance Sheets as of
           December 31, 1994 and 1993                                   F-3 to F-4

         Statements of Consolidated Retained Earnings
           and Statements of Consolidated Common Shares
           and Cumulative Preferred Stock for the
           Three Years Ended December 31, 1994                          F-5

         Statements of Consolidated Cash Flows for the
           Three Years Ended December 31, 1994                          F-6

         Notes to Consolidated Financial Statements                     F-7 to F-18




                         FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules have been omitted because they are not applicable, the required matter is not present, the amounts are insignificant or immaterial, or the information has been otherwise supplied in the financial statements or the notes thereto.



         Signatures                                        A

         Exhibit Index                                     B to D


                                     PART I

ITEM 1.  BUSINESS

GENERAL

Rayonier Inc. (Rayonier or the Company) is a leading international forest products company primarily engaged in the trading, merchandising and manufacture of logs, timber and wood products, and in the production and sale of high value added specialty pulps. In 1994, timber and wood products accounted for 53 percent of sales and pulp products accounted for 47 percent of sales. For further data on sales, operating income and identifiable assets by segment, see
Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 of the accompanying Notes to Consolidated Financial Statements.

Rayonier traces its origin to the founding of Rainier Pulp and Paper Company in Shelton, Washington, in 1926. With the consolidation of several pulp companies in 1937, the Company became "Rayonier Incorporated", a corporation whose stock was publicly traded on the New York Stock Exchange (NYSE) until Rayonier became a wholly owned subsidiary of ITT Corporation (ITT) in 1968. On February 28, 1994, Rayonier again became an independent company when ITT distributed all of the Common Shares of Rayonier to ITT stockholders. Rayonier shares are publicly traded on the NYSE under the symbol RYN.

Rayonier owns, leases or controls approximately 1.5 million acres of timberland in the United States and New Zealand. In addition, the Company operates three pulp mills and two lumber manufacturing facilities in the United States. In 1992 the Company made two strategic moves to better balance operating assets between pulp products and its more stable timber and wood products business. In May 1992, the Company acquired long-term harvest rights to approximately 250,000 acres of timberland in New Zealand and, in the fourth quarter of 1992, permanently terminated operations at the Grays Harbor Pulp Mill and Vanillin plant, and the associated Grays Harbor Paper Company (collectively referred to as the Grays Harbor Complex).

With customers in over 70 countries, more than half of Rayonier's 1994 sales of $1.07 billion were shipped to customers outside of the United States, with Asia Pacific and Western European customers representing 30 percent and 10 percent of total sales in 1994, respectively.

Rayonier is a North Carolina corporation with its principal executive offices at 1177 Summer Street, Stamford, CT 06905- 5529, and its telephone number is (203) 348-7000.

TIMBER AND WOOD PRODUCTS

Rayonier owns, buys and harvests timber stumpage, and purchases delivered logs, primarily in North America and New Zealand, for subsequent sale into export markets (primarily to Japan, Korea and China), as well as to domestic lumber and pulp mills. Rayonier also produces dimension and specialty lumber products for residential construction and industrial uses.

Rayonier participates in the worldwide timber and wood products business in three specific ways:

Log Trading and Merchandising -- The Company harvests logs from third party parcels on which the Company has acquired cutting rights and, to a lesser extent, Company owned parcels and also purchases logs on the open markets. The Company then packages and sells these logs throughout the world.

Timberlands Management and Stumpage -- The Company manages owned, leased and otherwise controlled timber properties and, after scientifically growing and nurturing the trees to their economic peak, sells the cutting rights to the timber on these properties at market prices through auction or negotiation.

Wood Products -- The Company manufactures and sells lumber products for construction and other uses both domestically and in international markets.

Sales for the last three years by principal line of business are shown below (in millions of dollars):


                                                                                  Sales
                                                                  --------------------------------------
         Timber and Wood Products                                 1994             1993             1992
         ------------------------                                 ----             ----             ----
         Log trading and merchandising                            $347             $334             $279
         Timberlands management and stumpage                       173              120              123
         Wood products                                              79               47               33
         Intrasegment eliminations                                 (21)             (16)             (14)
                                                                  ----             ----             ----
              Total                                               $578             $485             $421
                                                                  ====             ====             ====

LOG TRADING AND MERCHANDISING

Rayonier is a leading supplier and exporter of softwood logs. Rayonier buys and harvests timber stumpage (cutting rights to standing timber) principally in Northwest North America from third parties as well as from Company sources on an arms-length basis, competitively auctioned or negotiated. The Company also purchases, merchandises and sells purchased logs from New Zealand, both domestically in New Zealand as well as in export markets. The sale of logs accounted for approximately 60 percent of the Timber and Wood Products segment's sales in 1994. In 1994, 71 percent of New Zealand's sales came from Company-managed timberlands. In North America 12 percent was directly sourced from Rayonier's timberlands, however, additional logs were purchased from local dealers who had, in turn, purchased their cutting rights from the Company's timberland stumpage sales.

The logs harvested and purchased are sold into export markets (primarily to Japan, Korea and China), as well as to pulp and lumber mills in domestic markets. The Company also trades Canadian and Russian timber. During 1994, approximately 70 percent of the revenues Rayonier derived from the sale of logs were from logs sold to export markets.

TIMBERLANDS MANAGEMENT AND STUMPAGE

Rayonier manages timberlands, scientifically growing and nurturing tree stands until their economic peak for specific markets. The average rotation age for timber destined for export markets from the Northwestern United States is 50 years (primarily hemlock and Douglas fir species). The average rotation age for timber from the Southeastern United States is 25 years for timber sold to sawmills and 20 years for pulpwood destined for pulp and paper mills. The Company manages its timberlands on a sustainable yield basis in conformity with forest industry practices.

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

As of December 31, 1994, Rayonier managed approximately 1.5 million acres of timberlands, with approximately 870,000 acres or 58 percent located in the Southeastern United States, approximately 378,000 acres or 25 percent located in the Pacific Northwest (see "Rayonier Timberlands, L.P.") and approximately 253,000 acres or 17 percent located in New Zealand.

The 870,000 acres of Southeastern timberlands are located primarily in Georgia and Florida. Their proximity to a large number of pulp, paper and lumber mills results in significant competition for the purchase of Rayonier's timber. Approximately 752,000 acres are owned in fee and 118,000 acres are held under long-term leases. The Southeastern timberlands include approximately 560,000 acres of pine plantations, 307,000 acres of hardwood lands and 3,000 non-forest acres (representing main line and access roads and other acreage not suitable for forest development). Approximately 48 percent of the timber harvest is pulpwood, which is destined for pulp mills, with the remaining 52 percent being higher value sawlogs, which are sold to sawmills. Over the last five years the Company, through advanced silvicultural practices, has been able to increase the amount of timber volume per acre available for harvest from its Southeastern timberlands by approximately 2 percent per year and expects this trend to continue.

The 378,000 acres of the Company's Northwestern timberlands are located primarily on the Olympic Peninsula in Washington state, are all owned in fee and consist almost entirely of second-growth trees. The dramatic reduction of Northwest federal timber supply due to a shift to preservationist management has significantly increased demand on all alternative private timber supply, including that of the Company. These timberlands include approximately 323,000 acres of softwood stands, approximately 74 percent of which is hemlock and 26 percent Douglas fir, western red cedar and white fir. The Northwestern timberlands also include approximately 19,000 acres of hardwood timber stands, consisting principally of alder and maple. The remaining 36,000 acres are classified as non-forest lands.

On May 15, 1992, Rayonier, through its wholly owned New Zealand subsidiary, purchased for approximately $197 million from the New Zealand government forest assets consisting primarily of Crown Forest licenses providing the right to utilize approximately 250,000 acres of New Zealand plantation forests for a minimum period of 35 years. Most of these timberlands consist of radiata pine trees, with a planting-to-harvesting time of approximately 27 years, well-suited for the highest quality lumber and panel products. These trees typically produce up to twice as much fiber per acre, per year as the most productive commercial tree species in the United States. Rayonier intends to grow and harvest the New Zealand timber for both domestic New Zealand uses and for export primarily to Pacific Rim markets. The Company believes the acquisition was an important strategic initiative in that it increased Rayonier's assets employed in the Timber and Wood Products segment from 29 percent to 40 percent of total assets from 1991 to 1992, thereby reducing the effects of the Specialty Pulp Products segment's cyclicality on Rayonier's earnings and cash flows because of the more stable characteristics of the timber stumpage business.

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

WOOD PRODUCTS

Rayonier's two Georgia lumber mills located at Baxley and Swainsboro convert southern yellow pine timber into dimension and specialty lumber products for residential construction and industrial uses. The Baxley mill utilizes modern and technologically advanced equipment, including computer and laser technology. The other lumber mill (an integrated complex located at Swainsboro and Lumber City, Georgia) was acquired in October 1993. The mills have a combined annual capacity of approximately 200 million board feet of lumber and an annual output of approximately 487,000 tons of wood chips for pulping. The mills sell their lumber output primarily in Southeastern markets. Their entire wood chip production, however, is shipped to Rayonier's Jesup, Georgia pulp facility and accounts for approximately 24 percent of Jesup's pine chip consumption. The sale of lumber accounted for approximately 14 percent of the Timber and Wood Products segment's sales in 1994.

In 1994, the Company announced that it would construct a medium-density fiberboard facility in New Zealand with an annual capacity of 120,000 cubic meters. The Company expects the facility to begin operation in early 1997.

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

Sales for the last three years, by principal line of business are shown below (in millions of dollars):

                                                                   Sales
                                                   --------------------------------------
         Specialty Pulp Products                   1994             1993             1992
         -----------------------                   ----             ----             ----
         Chemical cellulose                        $307             $279             $307
         Fluff and specialty paper pulps            193              183              218
                                                   ----             ----             ----
           Total                                   $500             $462             $525
                                                   ====             ====             ====


Rayonier manufactures more than 25 different grades of pulp. The Company owns and operates three wood pulp mills which have an aggregate annual capacity of approximately 826,000 metric tons. Rayonier's wood pulp production facilities are able to manufacture a broad mix of products to meet customers' needs. The Company owns wood pulp production facilities in Jesup, Georgia, Fernandina Beach, Florida, and Port Angeles, Washington. The Jesup facility, a kraft mill that began operations in 1954 and was subsequently significantly expanded and modernized, today accounts for approximately 530,000 metric tons of annual wood pulp production capacity, or 64 percent of Rayonier's current total. The Fernandina Beach facility began operations in 1939 and accounts for approximately 146,000 metric tons of annual wood pulp production capacity, or 18 percent of Rayonier's current total. The Port Angeles facility began operations in 1929 and accounts for approximately 150,000 metric tons of annual wood pulp production capacity, or 18 percent of Rayonier's current total.

Rayonier does not convert its pulps into finished products but instead concentrates on the production of specialty market pulps that are sold to industrial companies producing a wide variety of products. Rayonier manufactures its specialty pulp products to customers' specifications. Over half of Rayonier's pulp sales are to export customers, with the more important overseas markets being Far East (23 percent of sales) and Western Europe (21 percent of sales). Over 90 percent of specialty pulp sales are made directly by Rayonier sales personnel. In certain of the Company's export locations, sales are made with the aid of agents.

CHEMICAL CELLULOSE

Rayonier is one of the world's leading producers of chemical cellulose, often called dissolving pulp, which is a highly-purified form of pulp. Chemical cellulose is used in a wide variety of products such as textile fibers, rigid packaging, photographic film, impact-resistant plastics, high tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, cigarette filters, lacquers, paints, printing inks and explosives. Chemical cellulose accounted for approximately 61 percent of the Company's Specialty Pulp Products' sales in 1994.

Within the chemical cellulose industry, Rayonier concentrates on the most highly valued, technologically demanding end uses, such as cellulose acetate and high purity cellulose ethers. In each of these markets, Rayonier believes it is the leading supplier.

FLUFF AND SPECIALTY PAPER PULPS

Rayonier believes it is one of the top five suppliers to the fluff pulp sector. Fluff pulp is used as an absorbent medium in products such as disposable baby diapers, personal sanitary napkins, incontinent pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Fluff pulp accounted for approximately 32 percent of the Company's pulp sales in 1994.

Rayonier is a major producer of specialty paper pulps and produces a small volume of regular paper pulp. Customers use Rayonier's specialty paper pulps to manufacture paper for decorative laminates for counter tops, shoe innersoles, battery separators, circuit boards, air and oil filters and filter media for the food industry. Specialty paper pulp sales were 5 percent of Rayonier's total pulp sales in 1994. A small volume of regular paper pulp, less than 2 percent of total Company pulp sales, is used in the manufacture of bond, book and printing paper.

PULP PRICING

Pulp industry prices have rebounded considerably from a cyclical low that bottomed in the fourth quarter of 1993. While Rayonier's pricing had been adversely impacted during that low, the Company's higher value pulps evidenced less cyclicality than commodity paper pulps. By the end of 1994, Rayonier's fourth quarter net realized prices were 13 percent higher than that of a year ago.

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

FOREIGN SALES AND OPERATIONS

Rayonier relies on foreign markets for its pulp and timber products with approximately 50 percent of its sales going to foreign customers during the past five years. In 1994, Asian markets accounted for 28 percent of U.S. sales and Western Europe 11 percent. Exports, primarily to Asian markets, also accounted for 62 percent of Rayonier's New Zealand sales. The Company is therefore reasonably dependent upon strong economic growth in all international markets including that of the United States. With alternate markets in Latin America and the Middle East, however, the Company has been able to spread its geographical risk when specific markets have entered economic recessions.

In recent years, substantially all of Rayonier's operating activities have been in the United States. In May 1992, the Company purchased timber rights in New Zealand, significantly increasing its overseas assets. Overseas assets amounted to 15 percent of total assets as of the end of 1994, and Rayonier's sales from non-U.S. sources in 1994 were 12 percent of total sales.

The following tables summarize the sales, operating income and identifiable assets of the Company by geographical operating area for the three years ended December 31, 1994 (in millions of dollars):


                                                                  Sales
                                                   --------------------------------------
                                                   1994             1993             1992
                                                   ----             ----             ----
         United States                           $  945             $839             $944
         New Zealand                                 98               93               30
         All other                                   26                4                -
                                                 ------             ----             ----
          Total                                  $1,069             $936             $974
                                                 ======             ====             ====



                                  Operating Income (Loss)                           Identifiable Assets
                                ---------------------------                   -------------------------------
                                1994        1993       1992                    1994         1993         1992
                                ----        ----       ----                    ----         ----         ----
         United States          $160        $103       $(89)                  $1,278       $1,248      $1,271
         New Zealand              12          27          5                      222          226         205
         All other                (3)         (3)        (3)                      11            1           -
                                ----        ----       ----                   ------       ------      ------
           Total                $169        $127       $(87)                  $1,511       $1,475      $1,476
                                ====        ====       ====                   ======       ======      ======


Reference is also made to Note 15 of the accompanying Notes to Consolidated Financial Statements.

DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions and Discontinued Operations includes units and site facilities no longer considered integral to Rayonier's business strategy. This segment includes operations of Rayonier's wholly owned subsidiary, Southern Wood Piedmont Company (SWP), the Grays Harbor Complex and other miscellaneous operations held for disposition.

In the fourth quarter of 1992, Rayonier provided $180 million, pretax, for the loss on disposal of assets along with the costs for severance, demolition, and other closedown items associated with the disposition of the Grays Harbor Complex. The Company has substantially completed all closure programs except certain environmental remediation programs relating to the Grays Harbor Complex.

Management made a determination effective December 31, 1986, to phase out and discontinue SWP, its treated wood and preserving business subsidiary, establishing an after-tax provision for its discontinuation. Increases to the provision were recorded in 1988 and 1990, primarily as a result of revisions in Rayonier's estimate of environmental costs for closure, post-closure, and corrective action programs at SWP. Rayonier's financial statements reflect SWP as a discontinued operation.

SWP is currently active in monitoring, cleanup, and closure programs at its nine former manufacturing sites. SWP also is in negotiations with various state and federal agencies regarding the scope and timing for such programs. The ultimate cost of corrective action and closure programs is dependent upon the outcome of such negotiations. The cost may also be affected by new laws, regulations and administrative interpretations, and changes in environmental control technology.

Although considerable progress on cleanup has been made, there is still uncertainty as to the timing and amount of future expenditures for completing programs at all sites. Rayonier currently estimates that expenditures for environmental remediation at these sites during the 1995-1996 period will approximate $21 million, pretax.

As of December 31, 1994, Rayonier had reserves of $59 million for dispositions and discontinued operations. The Company believes that any future changes in estimates, if necessary, will not materially affect its financial condition or results of operations.


RAYONIER TIMBERLANDS, L.P.

In the United States, Rayonier manages timberlands and sells timber stumpage directly through Rayonier Timberlands, L.P. (RTLP), a publicly traded master limited partnership. Rayonier and Rayonier Forest Resources Company (RFR), a wholly owned subsidiary, are the general partners of RTLP. Rayonier also owns
74.7 percent of the Class A Limited Partnership Units, the remaining 25.3 percent being publicly held. Revenues, expenses, and cash flow associated with RTLP's normal timber harvesting are allocated 95% to all Class A Units (24% to the publicly held Class A Units) through December 31, 2000 and 4% to all Class A Units (1% to the publicly held Class A Units) thereafter. RTLP's sales of timber after that date as well as cash flow associated with land management activities before and after that date are principally allocable to the Class B Limited Partnership Units, all of which have been retained by Rayonier. RTLP, through Rayonier Timberlands Operating Company, L.P., owns, leases and manages timberlands in the Southeastern and Northwestern United States previously owned or leased by Rayonier, sells timber stumpage from such timberlands, and from time to time purchases and sells timberlands. RTLP's timberlands provide a source of wood used in Rayonier's other businesses. Since RTLP is majority owned by the Company, RTLP is included in the Company's consolidated financial statements as a consolidated entity. The Company's investment in RTLP as of December 31, 1994 was $162 million, on the basis of historical cost.

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

Rayonier sells its pulp products primarily to a diversified group of major domestic and foreign companies, with no single customer accounting for more than 8 percent of total sales. In 1994, 42 percent of pulp product sales were to the U.S., 23 percent to the Far East, 21 percent to Western Europe, and 9 percent to Latin America.

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

Historically, Rayonier has invested substantial capital in order to comply with federal, state and local environmental laws and regulations. During 1994, 1993 and 1992, capital expenditures attributable to environmental compliance amounted to $1 million, $3 million and $25 million, respectively. By making the anticipated expenditures for its ongoing pollution abatement program, Rayonier believes that it will continue to meet the environmental standards now applicable to its various facilities. Failure to meet applicable pollution control standards could result in interruption or suspension of operations of the affected facilities, or could require additional capital expenditures at these facilities in the future.

Rayonier believes that the Clean Air Act Amendments of 1990 (the CAAA) will require substantial capital expenditures by the pulp and paper industry over the next ten years. In particular, regulations recently proposed by the U.S. Environmental Protection Agency (the EPA) would require incineration of volatile pulp mill emissions and scrubbing of similar emissions from bleach plants. While Rayonier has some of the technology to meet these proposed regulations in place, it believes that certain parts of this proposal are not based on sound technology and are outside the authority of the law that the EPA seeks to apply. During the regulatory comment period, Rayonier has filed comments and expects to file further comments with the EPA documenting this position and seeking to have the EPA modify these proposed regulations.

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

The EPA is also revising effluent guidelines applicable to pulp and paper facilities under the Clean Water Act (the CWA). The proposed regulations, which are designed to reduce or eliminate the discharge of chlorinated organics, are, in some cases, based on technological requirements which would prevent Rayonier from meeting certain product quality specifications for substantially all of its chemical cellulose products and in other cases will increase the cost of making
its products.   Sales of the Company's chemical cellulose products accounted for approximately 29 percent of the Company's total 1994 sales. Rayonier has filed comments and expects to file further comments with the EPA during the CWA regulatory comment period to challenge the technical and legal bases of these proposed regulations and to seek to have the proposals modified by the EPA.

These proposed regulations would also require a large reduction in the discharge of conventional pollutants from dissolving sulfite mills (Rayonier's Port Angeles, Washington and Fernandina Beach, Florida mills are dissolving sulfite mills). Rayonier has filed comments and expects to file further comments challenging the technical and legal bases for the proposed regulations.

The proposed regulations under the CAAA and CWA are scheduled to be promulgated in final form by late 1995, and compliance must be achieved within three years thereafter. While these regulations may have a material adverse effect on operations if not changed, it will not be possible for Rayonier to determine the nature or costs of such effect until the regulations are issued in final form. Rayonier has developed order of magnitude estimates of the costs of complying with these regulations if they are modified to remove the technological requirements that would prevent the Company from manufacturing some of its products. These estimates indicate that with incremental capital expenditures of approximately $115 million at Jesup, $35 million at Fernandina, and $40 million at Port Angeles, it could continue to manufacture the current product line. Such expenditures would most likely be incurred over several years and would not commence before 1996. Rayonier will, however, continue to argue, both individually and through an industry trade association, for modifying the proposed operating guidelines further to eliminate errors it believes the agency has made, and the Company will continue to explore new and revised operating and technical process alternatives in lieu of spending such funds. Rayonier cannot predict whether these efforts will be successful.

Over the past four years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused RTLP to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service has developed a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of RTLP's Washington timberlands is located.

Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet (also recently listed as a threatened species). The State Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Company's lands.

Rayonier is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of timber available for harvest.


See Item 3.-  "Legal Proceedings".

RAW MATERIALS

Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. While Rayonier's timber products business has benefited from a significant increase in log and timber stumpage prices, this has also adversely impacted fiber costs at Rayonier's Port Angeles pulp manufacturing facility in the Northwest and more recently, fiber costs to its mills in the Southeast.

Rayonier has pursued, and is continuing to pursue, reductions in costs of other raw materials, supplies and contract services at the Company's pulp mills. However, the recent strength in worldwide economies has caused the prices of some of the Company's process chemicals to increase above normal inflation. Management foresees no constraints in pricing or availability of its key raw materials, other than the comments concerning wood fiber and process chemicals above.

RESEARCH AND DEVELOPMENT

Rayonier believes it has one of the preeminent research facilities and staffs in the forest products industry. Rayonier has been able to utilize this research resource to enhance the marketing of its products to various customers. For its pulp business, research and development efforts are directed primarily at the development of new and improved pulp grades, improved manufacturing efficiency, reduction of energy needs, product quality and development of improved environmental controls. Research efforts are concentrated at the Rayonier Research Center in Shelton, Washington. Research activities related to Rayonier's forest resources operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve returns from the Company's timberland assets. Research and development expenditures were $7 million in 1994 and 1993 and $8 million in 1992.

EMPLOYEE RELATIONS

Rayonier currently employs approximately 2,700 people. Of this number, approximately 2,575 are employees in the United States, of which 57 percent are covered by labor contracts. Most hourly employees are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

The ten labor unions within Rayonier represent approximately 1,470 employees at the three pulp mills and at the Rayonier Research Center. Bargaining activity in 1994 resulted in a three-year labor agreement with the two unions that represent hourly employees at the Fernandina pulp mill and a four-year agreement with the union that represents Rayonier Research Center hourly employees. The Jesup pulp mill (approximately 844 covered employees) labor contracts will expire on June 30, 1995. Jesup negotiations are expected to be successfully concluded without incident.

Rayonier has in effect various plans which extend to its employees and retirees certain group medical, dental and life insurance coverage, pension, and other benefits. The cost of such benefit plans is borne primarily by Rayonier, with the exception of health care, for which employees are responsible for approximately 20 percent of premium costs.

ITEM 2.  PROPERTIES

RTLP owns, leases or controls approximately 1.2 million acres of timberlands in the United States previously owned or leased by Rayonier. See Note 4 of the accompanying Notes to Consolidated Financial Statements. Rayonier, through its wholly owned subsidiary, RFR, as managing general partner of RTLP, continues on behalf of RTLP to manage such properties and sell stumpage therefrom to Rayonier as well as unaffiliated parties. Rayonier's New Zealand subsidiary owns or manages the forest assets on approximately 253,000 acres of plantation forests in New Zealand. Rayonier and its wholly owned subsidiaries own or lease various other properties used in their operations, including three pulp mills, two lumber manufacturing facilities, a research facility, various other timberlands, and Rayonier's executive offices. These facilities (except for the executive offices in Stamford, Connecticut) are located in the Northwestern and Southeastern portions of the United States and in New Zealand.

ITEM 3. LEGAL PROCEEDINGS

A wholly owned subsidiary of the Company, Southern Wood Piedmont Company (SWP), which has been a discontinued operation since 1986, was formerly in the wood preserving business and continues to incur substantial expenditures in cleaning up its former wood preserving sites. In addition, Rayonier and SWP are named defendants in seven civil cases pending in the U.S. District Court for the Southern District of Georgia, arising out of former wood preserving operations at SWP's plant located in Augusta, Georgia. In general, these cases seek recovery for property damage or personal injury and, in one case, medical monitoring costs, based on the alleged exposure to toxic chemicals used by SWP in its former operations. One case, Ernest Jordan v. Southern Wood Piedmont Co., et al., seeks certification as a class action and damages in the amount of $700 million ($200 million in property damage and $500 million in punitive damages). Counsel for the Company believes that the Company has meritorious defenses in all these cases. Several previous lawsuits related to the Augusta facility have been settled for amounts not material to the Company.

Rayonier has been named a "Potentially Responsible Party" (PRP) or is a defendant in actions being brought by a PRP in four proceedings instituted by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or state agencies under comparable state statutes. In three of these proceedings, Rayonier is considered a de minimis participant. In the other proceeding, the Company is not a de minimis participant because of the limited number of PRPs, and the Company believes that its share of liability for total clean-up costs (currently estimated to be between $30 million and $39 million) will be less than 9 percent. In each case, Rayonier has established reserves for its estimated liability. Rayonier has also received requests for information from the EPA in connection with two other CERCLA sites, but the Company does not currently know to what extent, if at all, liability under CERCLA will be asserted against Rayonier with respect to either site.

On November 19, 1994, SWP was named one of six PRPs in the Tennessee Products Site CERCLA action. SWP was included in the action because of coal tar derivative deposits found in Chattanooga Creek, which is included as part of the Tennessee Products Site. Counsel for the Company believe that the site is geographically divisible and that SWP is not responsible for any clean-up costs upstream of its former plant site. Consequently, it is not yet clear what, if any, remediation will be required of SWP.

There are various other lawsuits pending against or affecting Rayonier and its subsidiaries, some of which involve claims for substantial sums. Rayonier's ultimate liability with respect to all pending actions is not expected to materially impact its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of the fiscal year covered by this report.

                         EXECUTIVE OFFICERS OF RAYONIER

RONALD M. GROSS, 61, Chairman of the Board, President and Chief Executive Officer, Rayonier - He joined Rayonier in March 1978 as President and Chief Operating Officer and a director. He was elected Chief Executive Officer in 1981 and Chairman in 1984. Mr. Gross serves as President and director of Rayonier Forest Resources Company ("RFR"), the managing general partner of Rayonier Timberlands, L.P., a publicly traded master limited partnership affiliated with the Company. Mr. Gross is also currently a director of Lukens Inc. He serves as a member of the Executive Committee of the Board of Directors of the American Forest and Paper Association (AFPA). Mr. Gross is a graduate of Ohio State University and the Harvard Graduate School of Business Administration.

WALLACE L. NUTTER, 51, Executive Vice President - He was elected Executive Vice President of Rayonier in 1987 and has overall responsibility for the specialty pulp, log trading and wood products businesses. He was named Senior Vice President, Operations, in 1985 and Vice President and Director, Forest Products Operations, in 1984. He joined Rayonier in 1967 in the Northwest Forest Operations. Mr. Nutter is a member of the Board of Governors of the National Council for Air and Stream Improvement. He holds a B.A. in Business Administration and is a graduate of the University of Washington and the Advanced Management Program at the Harvard Graduate School of Business Administration.

WILLIAM S. BERRY, 53, Senior Vice President, Forest Resources and Corporate Development - He was elected Senior Vice President, Forest Resources and Corporate Development, of Rayonier in January 1994. He was Senior Vice President, Land and Forest Resources, of Rayonier from January 1986 to January 1994. From October 1981 to January 1986 he was Vice President and Director of Forest Products Management. Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. He serves as Senior Vice President of RFR. He also serves on the Executive Boards of the American Forest Council and the Center for Streamside Studies. He holds a B.S. in Forestry from the University of California at Berkeley and an M.S. in Forestry from the University of Michigan.

KEVIN S. O'BRIEN, 62, Senior Vice President, Pulp Marketing - He was elected Senior Vice President, Pulp Marketing, for Rayonier in November 1989. From 1982 to 1989, he was Vice President, Strategic Planning and Development. In 1980 he was elected a Vice President and was appointed Director of Strategic Planning and Development. He joined Rayonier in 1957. He holds an A.B. in Economics from Harvard University and an M.B.A. from New York University.

JOHN P. O'GRADY, 49, Senior Vice President, Human Resources - He was elected Senior Vice President, Human Resources, of Rayonier in January 1994. He was Vice President, Administration, of Rayonier from July 1991 to January 1994. From December 1975 to July 1991, he held a number of human resources positions at ITT. Prior to joining Rayonier, he was Vice President, Administration, at ITT Federal Services Corporation from October 1983 through June 1991. Mr. O'Grady is a Management Trustee for United Paperworkers' Health and Welfare Trust and serves on the Board of Advisors of Trenton State College Business and Industry Council. He holds a B.S. degree in Labor Economics from the University of Akron, an M.S. degree in Industrial Relations from Rutgers University and a Ph.D in Management from California Western University.

GERALD J. POLLACK, 53, Senior Vice President and Chief Financial Officer - He was elected Senior Vice President and Chief Financial Officer of Rayonier in May 1992. From July 1986 to May 1992, he was Vice President and Chief Financial Officer. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. He serves as Chief Financial Officer of RFR. He is a member of the New York Advisory Board of The Allendale Insurance Co., the financial management committee of AFPA, and the Financial Executive Institute. Mr. Pollack has a B.S. degree in Physics from Rensselaer Polytechnic Institute and an M.B.A. in Accounting and Finance from the Amos Tuck School at Dartmouth.

KENNETH P. JANETTE, 49, Vice President and Corporate Controller - He joined Rayonier in August 1994 and was elected Vice President and Controller in October 1994. He serves as Vice President and Corporate Controller of RFR. He came to Rayonier from Sunkyong America, Inc., a Korean international trading organization, which he joined in 1990 as Corporate Controller. He became a Vice President in 1992. From 1977 to 1990 he served in various capacities with AMAX Inc., most recently as Assistant Corporate Controller and Director of Auditing. He is a Certified Public Accountant and served with Arthur Andersen & Co. Mr. Janette received a B.S. in Accounting and an M.B.A. in Finance from the University of Rochester.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

On February 28, 1994 ITT Corporation, the Registrant's sole shareholder, distributed, as a special dividend, all of the common shares of the Registrant. February 18, 1994 was the first trading day for Rayonier Common Shares on a when-issued basis. Regular trading commenced on March 2, 1994.

RAYONIER COMMON SHARES - MARKET PRICES AND DIVIDENDS  (UNAUDITED)


                                                                1994
                                     -----------------------------------------------------------
                                     High               Low             Volume          Dividend
                                     ----               ---             ------          --------

           First Quarter            $35.00             $27.50         10,593,400          $.18
           Second Quarter            30.50              26.75          6,987,100           .18
           Third Quarter             34.63              28.38          3,714,100           .18
           Fourth Quarter            32.25              27.00          5,056,800           .18



The above table reflects the range of market prices of Rayonier Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only market in which this security is traded, under the trading symbol RYN.

During the two month period ended February 28, 1995, the high and low reported market prices of Rayonier Common Shares were $31.88 and $28.25.

On February 17, 1995, Rayonier announced a 7 cent, or 39 percent increase in its quarterly dividend. The first quarter dividend of 25 cents per share is payable on March 31, 1995 to shareholders of record on March 10, 1995.

There were approximately 35,500 holders of record of Rayonier Common Shares on February 28, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary of historical financial data for each of the five years ended December 31, 1994 are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements (dollar amounts in millions, except per share data).



                                                                             Year Ended December 31,
                                                              -------------------------------------------------------
                                                              1994         1993        1992         1991         1990
OPERATIONS:                                                   ----         ----        ----         ----         ----


Sales                                                       $1,069        $ 936       $ 974        $ 979       $1,104
Operating income before provision for
  dispositions                                                 169          130         102           97          190
Provision for dispositions                                       -           (3)       (189)(1)        -            -
Operating income (loss)                                        169          127         (87)          97          190
Income (loss) from continuing operations                        70           52         (81)          44          109
Provision for discontinued operations                            -            -           -            -          (43)
Cumulative effect of accounting changes                          -            -         (22)(2)        -            -
Net income (loss)                                               70           52        (103)          44           66
EARNINGS (LOSS) PER COMMON SHARE:

Income (loss) from continuing operations
  before cumulative effect of accounting changes                $2.36        $1.77      $(2.77)       $1.50        $3.70
Cumulative effect of accounting changes                          -            -          (0.74)        -            -
Income (loss) from continuing operations                         2.36         1.77       (3.51)        1.50         3.70
Discontinued operations                                          -            -           -            -           (1.47)
Net income (loss)                                                2.36         1.77       (3.51)        1.50         2.23

FINANCIAL CONDITION:

Total assets                                                $1,511       $1,475      $1,476       $1,372       $1,353
Total debt                                                     483          498         403          205          173
Shareholders' equity                                           655          606         676          797          745

CASH FLOW:

Cash flow from operations                                     $190         $118        $133         $132         $193
Capital expenditures                                           101           72          97          134          100
Depreciation, depletion and amortization                        90           78          78           69           64
EBITDA  (3)                                                    229          187         156          147          234
EBIT  (4)                                                      139          109          78           78          170
Dividends                                                       21          122  (5)     18           20           61

PERFORMANCE RATIOS:

Operating income to sales                                       16%          14%         (9)%         10%          17%
Return on equity                                                11%           8%        (14)%          6%           9%
Return on assets                                                 5%           4%         (7)%          3%           5%
Total debt to capitalization                                    43%          45%         37%          21%          18%

OTHER:

Number of employees                                          2,700       2,600        2,800        3,000        3,100
Timberland managed, thousands of acres                       1,501       1,495        1,496        1,266        1,261





                                                                             Year Ended December 31,
                                                              -------------------------------------------------------
                                                              1994         1993        1992         1991         1990
SELECTED OPERATING DATA (UNAUDITED)                           ----         ----        ----         ----         ----
Timber and Wood Products
    Log sales
      North America - million board feet                       306          266         435          542          617
      New Zealand - thousand cubic meters                    1,623        1,375         682          259          114
      Other - million board feet                                 9           11           -            -            -

    Timber Harvested
      Northwest U.S. - million board feet                      194          143         195          189          202
      Southeast U.S. - thousand short green tons             2,184        2,001       2,006        2,037        1,838
      New Zealand - thousand cubic meters                    1,155          918         636            -            -

    Lumber sold - million board feet                           197          125         118          103          113

    Intercompany sales
      Logs - million board feet                                 13           15          20           35           31
      Northwest U.S. timber stumpage - million board feet       36           28          44           68           69
      Southeast U.S. timber stumpage -
         thousand short green tons                             199          299         317          398          114

Specialty Pulp Products
    Chemical cellulose sales - thousand metric tons            428          369         399          412          403
    Fluff and specialty paper pulp sales -
         thousand metric tons  (6)                             362          352         367          381          390
    Production as a percentage of capacity                      94%          85%         95%          97%          96%


(1) Represents a charge of $189 million ($121 million after-tax) to provide for the loss on the disposal of assets along with the costs for severance, demolition, and other closedown items associated with the disposition of certain facilities; $180 million ($115 million after-tax) of this charge relates to the Grays Harbor Complex.

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

(3) EBITDA is defined as earnings from continuing operations before the cumulative effect of accounting changes, provision for dispositions, income taxes, interest expense, and depreciation, depletion, and amortization.

(4) EBIT is defined as earnings from continuing operations before the cumulative effect of accounting changes, provision for dispositions, income taxes, and interest expense.

(5) Pursuant to a recapitalization program, Rayonier paid a special dividend to ITT in the fourth quarter of 1993 of $90 million.

(6) Excludes wood pulp sales by the Grays Harbor pulp mill of 62, 77, and 103 thousands of metric tons for the years ended December 31, 1992, 1991, and 1990, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENT INFORMATION

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's business segments for each of the last three years ended December 31, 1994 were as follows: ($ in millions)

Sales                                                                 Year Ended December 31
- -----                                                         --------------------------------------
                                                              1994             1993             1992
                                                              ----             ----             ----
Timber and wood products

Log trading and merchandising                               $  347             $334            $ 279
Timberlands management and stumpage                            173              120              123
Wood products                                                   79               47               33
Intrasegment eliminations                                      (21)             (16)             (14)
                                                            ------             ----            -----
   Total timber and wood products                              578              485              421
                                                            ------             ----            -----
Specialty pulp products

Chemical cellulose                                             307              279              307
Fluff and specialty paper pulps                                193              183              218
                                                            ------             ----            -----
   Total specialty pulp products                               500              462              525
                                                            ------             ----            -----
Intersegment eliminations                                       (9)             (11)             (12)
                                                            ------             ----            -----
   Total before dispositions                                $1,069             $936            $ 934
Dispositions                                                     -                -               40
                                                            ------             ----            -----
   Total sales                                              $1,069             $936            $ 974
                                                            ======             ====            =====
Operating Income (Loss)

Timber and wood products                                    $  163             $144            $ 100
Specialty pulp products                                         13               (4)              16
Corporate and other                                             (8)              (8)             (10)
Intersegment eliminations                                        1               (2)               3
                                                            ------             ----            -----
   Total before dispositions                                   169              130              109
Dispositions                                                     -               (3)            (196)
                                                            ------             ----            -----
Total operating income (loss)                               $  169             $127            $ (87)
                                                            ======             ====            =====

CHANGE IN OWNERSHIP
On February 28, 1994, ITT Corporation (ITT), in a spin-off, distributed all of its common shares of Rayonier to the holders of ITT Common and Series N Preferred Stock.

BUSINESS CONDITIONS
Net income rose 33 percent to $70 million, or $2.36 per common share, in 1994 as a result of higher sales of Timber and Wood Products and the significant turnaround in Specialty Pulp Products late in the year. The Company expects this favorable earnings trend to continue in 1995.

Most of Rayonier's revenues are driven by international economic factors, which strengthened in 1994. Stronger worldwide demand for the Company's products, particularly from Europe and the Far East, is expected to put upward pressure on pricing. In addition, the overall supply of softwood from North America continued to decline due to environmental restrictions, and is not adequate to meet expected global demand. Rayonier is well-positioned to take advantage of these shortages through expansion of its operations in New Zealand and the Southeast U.S. and strategic acquisition of cutting rights in other parts of the world, including Russia and Latin America.

The Company's operating results are cyclical, particularly for Specialty Pulp Products. Over the 1992-1994 period, the Specialty Pulp Products segment was adversely affected by low selling prices and reduced shipments resulting from excess capacity in the industry combined with weak domestic and international markets. The prices of Rayonier's specialty pulp products generally rise toward the end of the business cycle and they lag commodity pulp price increases by up to a year. Operating results strengthened in the second half of 1994, when markets and prices improved. Rayonier increased its pulp prices significantly in early 1995 and expects the current strength in the market to continue in 1995.

Rayonier plans to increase capital spending through expansion of its New Zealand operations, acquisitions and growth in the Timber and Wood Products businesses, and quality and productivity improvements in Specialty Pulp Products. These investments are expected to help moderate the cyclical effects of the pulp market cycle, improve bottom-of-the-cycle earnings, and add value to existing assets. See Liquidity and Capital Resources.

In 1985, Rayonier transferred substantially all of its domestic timberlands business to Rayonier Timberlands, L.P. (RTLP), a master limited partnership. Under the terms of the RTLP Partnership Agreement, minority unitholders currently share approximately 25 percent of the partnership's profits. The minority interest in RTLP's earnings was $32 million in 1994 and $23 million both in 1993 and 1992, reducing Rayonier's net income by 69 cents per share in 1994, 48 cents per share in 1993, and 50 cents per share in 1992. Effective January 1, 2001, the minority participation in the earnings of RTLP will be reduced from 25 percent to 1 percent and Rayonier's participation will increase from 75 percent to 99 percent.

In 1992, Rayonier permanently closed its operations at the Grays Harbor, Washington, pulp and paper complex. The Company's two remaining sulfite pulp mills in Port Angeles, Washington, and Fernandina Beach, Florida, face margin pressure. The Port Angeles mill, in particular, incurs significantly higher wood costs than facilities in other parts of the world. The viability of these facilities will be dependent upon continued strength in pulp markets, favorable resolution of environmental issues, and, for the Port Angeles mill, the return of Northwest wood costs to a more competitive level. If the recent economic strength subsides, if pending environmental issues are not resolved favorably, or, in the case of Port Angeles, if wood costs do not become more competitive, Rayonier may consider other alternatives, including restructuring or closure.
At December 31, 1994, the amounts of net plant and equipment invested in the Port Angeles and Fernandina facilities were $95 million and $141 million, respectively.

RESULTS OF OPERATIONS, 1994 VS. 1993
Sales and Operating Income
Sales rose 14 percent to $1.07 billion in 1994, reflecting stronger sales volumes in each of the business segments. Operating income for the year was $169 million, up 33 percent from 1993.

    Timber and Wood Products
    Sales of Timber and Wood Products increased 19 percent to $578 million and operating income rose 13 percent to $163 million. Sales and income were higher primarily because of increased stumpage volume and improved prices in the Northwest U.S., as customers carried over higher priced 1993 timber sales contracts into the first quarter of 1994.

    Log trading and merchandising sales, which include the Company's New Zealand log sales, increased due to higher volumes in the U.S. and New Zealand. Strong domestic markets in both countries partially offset a decline in log exports. Overall, margins were reduced by lower export prices and higher purchased log costs.

    Timberlands management and stumpage sales and income were stronger due to the high-priced carryover volume in the Northwest U.S. and increased volume and prices in the Southeast U.S. Wood products sales and operating margins increased as a result of higher prices and a full year's contribution from the Swainsboro/Lumber City, Georgia facility acquired late in 1993. Operating margins also were affected by increased wood costs in the Southeast U.S.

    Specialty Pulp Products
    Sales of Specialty Pulp Products increased to $500 million, up 8 percent, and operating income rose $17 million to $13 million. The gains resulted from higher sales volume and stronger fluff pulp prices in the second half of the year. Prices for chemical cellulose, a higher grade pulp, normally lag commodity grades and are expected to strengthen in 1995.

Other Items
Interest expense increased as a result of additional debt to finance a $90 million special dividend to ITT in late 1993 and to settle intercompany accounts with ITT prior to the spin-off.

Minority interest in the earnings of RTLP increased $10 million to $32 million in 1994 due to significantly higher partnership earnings resulting from increased stumpage volume and prices.

Income Taxes
The 1994 effective tax rate was 35.2 percent, slightly below 1993, which had been increased by the remeasurement of deferred tax liabilities for the one percentage point increase in the corporate tax rate in 1993.

RESULTS OF OPERATIONS, 1993 VS. 1992
Sales and Operating Income
Although sales declined 4 percent to $936 million in 1993, operating income strengthened to $127 million compared with a loss of $87 million in 1992. Results for 1992 included a provision of $180 million (pretax) relating to the disposition of the Grays Harbor Complex.

    Timber and Wood Products
    Timber and Wood Products sales rose 15 percent to $485 million in 1993 and operating income rose 44 percent to $144 million, reflecting significantly higher stumpage, log and lumber prices and expanded New Zealand operations.

    Prices were substantially higher for timber stumpage and logs due to supply shortages caused by environmental restrictions in the Northwest U.S., wet weather conditions in the Southeast U.S., and concerns over the availability of timber worldwide. Log trading and merchandising sales benefited from the higher log prices and increased volume resulting from the May 1992 expansion of the New Zealand operations; however, North American log volumes decreased in 1993. Timberlands management and stumpage sales were roughly equal to 1992, as increased stumpage prices were offset by lower stumpage sales volumes in the Northwest, where customers delayed harvesting to 1994 due to price movements. Results for 1992 included $17 million in timberland parcel sales.

    Stronger lumber prices resulted in higher wood products sales and margins in 1993. Lumber prices benefited from supply constraints attributable to environmental factors and increased demand from housing starts.

    Specialty Pulp Products
    Specialty Pulp Products sales totaled $462 million in 1993, down 12 percent, due to lower selling prices and reduced volume resulting from excess capacity in the pulp industry combined with weak domestic and international markets.

    Operating income declined $20 million to an operating loss of $4 million, reflecting lower pulp prices, lower sales volume, temporary market-related downtime costs, and higher pulpwood costs.

    Dispositions
    Dispositions included the Grays Harbor Complex, closed in 1992, and other miscellaneous operations. These operations had no sales in 1994 and 1993 versus sales of $40 million in 1992. Operating losses were $3 million in 1993 (representing a provision for disposition of miscellaneous operations) and $196 million in 1992, which included a provision of $180 million related to the closure of the Grays Harbor Complex. See Note 7 of the accompanying Notes to Consolidated Financial Statements for further information.

Other Items
Commission expenses declined $12 million from 1992, which included commissions under a sales agency agreement with a foreign sales corporation (FSC) owned by ITT. Effective January 1, 1993, ITT transferred ownership of FSC to Rayonier. Equity in the net loss of Grays Harbor Paper Company decreased $3 million from the prior year as this joint-venture company ceased operations in late 1992. See
Note 7 of the accompanying Notes to Consolidated Financial Statements for further information. Interest expense increased $2 million from the prior year reflecting higher debt levels resulting from the May 1992 New Zealand acquisition.

Income Taxes
Tax reform legislation enacted August 10, 1993 increased the corporate income tax rate to 35 percent from 34 percent retroactive to January 1, 1993 and eliminated tax benefits related to log exports for foreign sales corporations effective in the third quarter. The 1993 provision for income taxes included a charge of $2 million to remeasure the Company's deferred tax liability for the tax rate increase.

Net Income
Net income in 1993 was $52 million compared with a net loss of $103 million in 1992. The 1992 net loss included commission expenses of $12 million pretax ($8 million after-tax), incurred under a sales agency agreement with FSC, and $190 million pretax ($123 million after-tax) for operating losses, equity losses, and closure provision relating to the Grays Harbor Complex.

In addition, in 1992, Rayonier recorded an after-tax charge of $22 million to reflect the cumulative effect of accounting changes for the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Excluding the cumulative effect of accounting changes, the FSC commission expense, and the effect of the Grays Harbor Complex expenses, net income increased 6 percent to $52 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was up 60 percent to $190 million in 1994. Cash from operating activities financed capital expenditures of $101 million, increased timber purchases of $24 million, common dividends of $21 million, a special distribution of $20 million to the minority unitholders of RTLP, environmental remediation and other expenditures relating to units held for disposition, and was used to reduce debt by $15 million.

Cash flow from operating activities was down 11 percent to $118 million in 1993. Cash from operating activities together with an increase in debt of $95 million financed capital expenditures of $72 million, final cash dividends to ITT of $122 million, and environmental remediation and other costs relating to units held for disposition.

EBITDA (defined as earnings from continuing operations before provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) grew to $229 million in 1994, up 22 percent. EBITDA increased to $187 million in 1993, up 20 percent.

In 1993, Rayonier paid dividends of $122 million, including a special dividend of $90 million to ITT under a recapitalization program. The special dividend and $21 million of intercompany settlements paid to ITT in 1993 and 1994 were funded by short-term borrowings. As a result, at year-end 1993, Rayonier had negative working capital of $39 million compared with working capital of $7 million at year-end 1992.

In April 1994, Rayonier arranged revolving credit agreements with a group of banks to provide the Company with unsecured credit facilities totaling $300 million. Rayonier subsequently issued $100 million of commercial paper under a newly implemented commercial paper program backed by the revolving credit facilities. Rayonier also borrowed $67 million under the credit facilities. The proceeds of these borrowings were used to refinance short-term debt. As a result of these refinancings, the Company's net working capital position improved to $118 million at year-end 1994.

At December 31, 1994, Rayonier had total debt outstanding of $483 million, a reduction of $15 million from 1993. The debt to capital ratio strengthened to 43 percent from 45 percent in 1993. At December 31, 1992, debt was $403 million, or 37 percent of total capital. The percentage of debt with fixed interest rates was 45 percent as of December 31, 1994, compared with 44 percent in 1993 and 50 percent in 1992.

The most restrictive long-term debt covenant in effect at December 31, 1994 provides that the ratio of total debt to EBITDA not exceed four to one. As of December 31, 1994, the ratio was two to one and $328 million of retained earnings was unrestricted as to the payment of dividends.

Rayonier expects to invest approximately $350 million during the two-year period 1995-1996 on capital projects, including an investment of $89 million to construct a medium-density fiberboard facility in New Zealand. Other planned capital projects include an expansion of the Swainsboro, Georgia, lumber mill, improvements to the Jesup, Georgia, pulp mill, and the purchase of a sawmill complex. As new environmental regulations are promulgated, additional capital spending may be required to ensure continued compliance with environmental standards. See Environmental Regulation.

As of December 31, 1994, Rayonier had $133 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, Rayonier may offer up to $174 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable it to fund capital expenditures, working capital, and other liquidity needs for the foreseeable future.

On February 17, 1995, Rayonier announced a 7 cent, or 39 percent increase in its quarterly dividend. The first quarter dividend of 25 cents per share is payable on March 31, 1995 to shareholders of record on March 10, 1995.


DISPOSITIONS
In the fourth quarter of 1992, Rayonier provided $180 million, pretax, for the loss on disposal of assets along with the costs for severance, demolition, and other closedown items associated with the disposition of the Grays Harbor Complex. The Company has substantially completed all programs, except certain environmental remediation programs, relating to the Grays Harbor Complex.

In 1986, Rayonier discontinued the Southern Wood Piedmont Company (SWP) treated wood business. SWP is currently active in monitoring, cleanup, and closure programs at its nine former manufacturing sites. SWP also is in negotiations with various state and federal agencies regarding the scope and timing for such programs. The ultimate cost of corrective action and closure programs is dependent upon the outcome of such negotiations. The cost may also be affected by new laws, regulations and administrative interpretations, and changes in environmental control technology.

Although considerable progress on cleanup has been made, there is still uncertainty as to the timing and amount of future expenditures for completing programs at all sites. Rayonier currently estimates that expenditures for environmental remediation at these sites during the 1995-1996 period will approximate $21 million, pretax.

As of December 31, 1994, Rayonier had reserves of $59 million for dispositions and related environmental obligations. The Company believes that any future changes in estimates, if necessary, will not materially affect its financial condition or results of operations.


ENVIRONMENTAL REGULATION
Rayonier has become subject to stringent environmental laws and regulations concerning air emission, water discharges, and waste disposal which, in the opinion of management, will require substantial expenditures over the next ten years. During 1994, 1993, and 1992, Rayonier spent approximately $1 million, $3 million, and $25 million, respectively, for capital projects related to environmental compliance for continuing operations. Rayonier expects to spend approximately $9 million on such projects for the two-year period 1995-1996. However, recently proposed federal environmental regulations governing air and water discharges may require further expenditures and, if finally enacted in their proposed form, would prevent the Company from meeting certain product quality specifications for substantially all of its chemical cellulose products and will increase the cost of making its remaining pulp products. Sales of chemical cellulose products accounted for approximately 29 percent of 1994 sales.

While these regulations would have a material adverse effect on operations if not changed, it will not be possible for Rayonier to determine the nature or costs of such effect until the regulations are issued in final form. Rayonier has developed order of magnitude estimates of the costs of complying with these regulations if they are modified to remove the technological requirements that would prevent the Company from manufacturing some of its products. These estimates indicate that with incremental capital expenditures of approximately $115 million at Jesup, $35 million at Fernandina, and $40 million at Port Angeles, it could continue to manufacture the current product line. Such expenditures would most likely be incurred over several years and would not commence before 1996. Rayonier will, however, continue to argue, both individually and through an industry trade association, for modifying the proposed operating guidelines further to eliminate errors it believes the agency has made, and the Company will continue to explore new and revised operating and technical process alternatives in lieu of spending such funds. Rayonier cannot predict whether these efforts will be successful.

Over the past four years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused RTLP to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service has developed a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of RTLP's Washington timberlands is located.

Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet (also recently listed as a threatened species). The State Department of

Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Company's lands.

Rayonier is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of timber available for harvest.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements" on Page ii.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 with respect to directors is incorporated herein by reference to the definitive proxy statement involving the election of directors filed or to be filed by Rayonier with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption Executive Officers of Rayonier.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 in incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Rayonier was a wholly owned subsidiary of ITT Corporation (ITT) through February 28, 1994. On February 28, 1994, ITT distributed all of the Common Shares of Rayonier to the holders of ITT Common and Series N Preferred Stock in a spin-off. As a result of the spin-off, ITT has no ownership interest in Rayonier, and Rayonier is an independent public company.

ITT rendered advice and assistance to Rayonier in general engineering, traffic, operating, accounting, commercial, financial and other matters. The fee for such services was approximately 1/4 of 1 percent of Rayonier's annual sales. The total fee paid by Rayonier to ITT for these services amounted to $0.4 million in 1994.

Rayonier and ITT entered into certain agreements, described below, governing their relationship subsequent to the spin-off and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the spin-off. Copies of the forms of such agreements were filed as exhibits to the 1993 Form 10-K, Annual Report. The following description summarizes the material terms of such agreements, but is qualified by reference to the texts of such agreements, which are incorporated herein by reference.

DISTRIBUTION AGREEMENT

ITT and Rayonier entered into the Distribution Agreement providing for, among other things, the principal corporate transactions required to effect the Distribution and other arrangements between Rayonier and ITT related to the spin-off. The Distribution Agreement provides for the retention by ITT of all liabilities relating to the business conducted by ITT or any subsidiary of ITT (excluding Rayonier and its subsidiaries) and the indemnification of Rayonier with respect to such liabilities. The Distribution Agreement also provides for the retention by Rayonier of all liabilities relating to the business conducted by Rayonier and its subsidiaries (including environmental liabilities) and the indemnification of ITT with respect to such liabilities.

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

ADMINISTRATIVE SERVICES AGREEMENT

For the purpose of an orderly transition following the spin-off, ITT and Rayonier entered into an Administrative Services Agreement pursuant to which, until December 31, 1995, ITT will provide to Rayonier such corporate administrative services as Rayonier may request, and Rayonier will provide to ITT similar services with respect to particular ITT subsidiaries which were formerly the management responsibility of Rayonier (the Administrative Services Agreement). The party which provides any such services will be compensated by the other party.

CANADIAN ASSETS PURCHASE AGREEMENT

A subsidiary of ITT and a subsidiary of Rayonier entered into a Canadian Assets Purchase Agreement pursuant to which, on February 28, 1994 the ITT subsidiary sold to the Rayonier subsidiary certain assets located in Canada and owned by the ITT subsidiary which are used in the Canadian operations of Rayonier. The purchase price was equal to the net book value of the assets purchased, which approximated $3.2 million.

DIRECTORS

Two current ITT Directors, Messrs. Rand V. Araskog and Paul G. Kirk, Jr. are also serving on the Board of Directors of Rayonier.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a) Documents filed as a part of this report:
    1. See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.
    2. See Index to Financial Statement Schedules on page ii for a list of the financial statement schedules filed as a part of this report.
    3. See Exhibit Index on pages B, C, and D for a list of the exhibits filed or incorporated herein as part of this report.

(b) Reports on Form 8-K:
    1.  The Company did not file any reports on Form 8-K during 1994.

                              REPORT OF MANAGEMENT


Rayonier management is responsible for the preparation and integrity of the information contained in the accompanying financial statements. The statements were prepared in accordance with generally accepted accounting principles and, where necessary, include amounts that are based on management's best judgments. Rayonier's system of internal controls includes accounting controls and an internal audit program. This system is designed to provide reasonable assurance that Rayonier's assets are safeguarded, transactions are properly recorded and executed in accordance with management's authorization, and fraudulent financial reporting is prevented or detected.

Rayonier's internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in written codes of conduct, policies, and procedures that are communicated to Rayonier's employees. Management continually monitors the system of internal controls for compliance. Rayonier's independent public accountants, Arthur Andersen LLP, evaluate and test internal controls as part of their annual audit and make recommendations for improving internal controls. Management takes appropriate action in response to each recommendation. The Board of Directors and the officers of Rayonier monitor the administration of Rayonier's policies and procedures and the preparation of financial reports.





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rayonier Inc.:

We have audited the accompanying consolidated financial statements of Rayonier Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, as described in the Index to Financial Statements. These financial statements are the responsibility of Rayonier's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in the accompanying notes to financial statements, in 1992, Rayonier adopted two new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting for postretirement benefits other than pensions and postemployment benefits.


                                                         ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 31, 1995

                         RAYONIER INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                  For the Three Years Ended December 31, 1994
                 (Thousands of dollars, except per share data)

                                                                      1994             1993             1992
                                                                      ----             ----             ----

       Sales                                                      $1,069,494         $936,310        $ 973,673
                                                                  ----------         --------        ---------
       Costs and expenses
          Cost of sales                                              877,439          780,831          821,571

          Selling and general expenses                                27,676           27,390           32,228

          Commission expenses                                          1,021              885           13,115

          Other operating (income) expenses, net                      (5,989)          (2,641)           4,639

          Provision for dispositions                                       -            2,679          188,724
                                                                  ----------         --------        ---------
                                                                     900,147          809,144        1,060,277
                                                                  ----------         --------        ---------
       Operating income (loss)                                       169,347          127,166          (86,604)

       Equity in net loss of
          Grays Harbor Paper Company                                       -                -           (3,257)

       Interest expense                                              (31,065)         (23,368)         (21,327)

       Interest and miscellaneous income, net                          2,207            1,608            2,004

       Minority interest                                             (32,419)         (22,508)         (22,702)
                                                                  ----------         --------        ---------
       Income (loss) before income taxes                             108,070           82,898         (131,886)

       Income tax (expense) benefit                                  (38,038)         (30,432)          50,366
                                                                  ----------         --------        ---------
       Income (loss) before cumulative effect
          of accounting changes                                       70,032           52,466          (81,520)

       Cumulative effect of accounting changes (SFAS No. 106
          and SFAS No. 112) net of tax benefit of $11,310                  -                -          (21,956)
                                                                  ----------         --------        ---------
       Net income (loss)                                          $   70,032         $ 52,466        $(103,476)
                                                                  ==========         ========        =========
       Earnings (loss) per Common Share:
          Income (loss) before cumulative effect
              of accounting changes                                    $2.36            $1.77           $(2.77)
                                                                       =====            =====           ======
          Cumulative effect of accounting changes                      $   -            $   -           $(0.74)
                                                                       =====            =====           ======
          Net income (loss)                                            $2.36            $1.77           $(3.51)
                                                                       =====            =====           ======



       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1994 and 1993
                             (Thousands of dollars)

                                     ASSETS


                                                                       1994                1993
                                                                       ----                ----
CURRENT ASSETS
      Cash                                                       $    9,178         $     5,989
      Accounts receivable, less allowance for doubtful
          accounts of $4,358 and $4,268                             103,892              82,696
      Inventories
          Finished goods                                             39,929              46,516
          Work in process                                            18,221              16,235
          Raw materials                                              34,022              44,057
          Manufacturing and maintenance supplies                     27,567              26,751
                                                                 ----------         -----------
                                                                    119,739             133,559

      Deferred income taxes                                           4,382              10,498
      Prepaid timber stumpage                                        47,338              55,770
      Other current assets                                           12,692              10,752
                                                                 ----------         -----------
          Total current assets                                      297,221             299,264


OTHER ASSETS                                                         29,439              24,025


TIMBER STUMPAGE                                                      36,756              12,480


TIMBER, TIMBERLANDS, AND LOGGING ROADS,
          NET OF DEPLETION AND AMORTIZATION                         476,132             470,077


PROPERTY, PLANT, AND EQUIPMENT

      Land, buildings, machinery, and equipment                   1,202,484           1,149,447

      Less - accumulated depreciation                               530,857             480,518
                                                                 ----------         -----------
                                                                    671,627             668,929
                                                                 ----------         -----------

                                                                 $1,511,175         $ 1,474,775
                                                                 ==========         ===========








       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1994 and 1993
                             (Thousands of dollars)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                         1994             1993
                                                                         ----             ----

CURRENT LIABILITIES
   Accounts payable                                                $   83,658       $   67,783
   Bank loans                                                              84          180,800
   Current maturities of long-term debt                                   218            1,203
   Accrued taxes                                                        7,676            2,480
   Accrued payroll and benefits                                        20,043           18,525
   Accrued interest                                                     4,515            4,446
   Other current liabilities                                           37,316           35,330
   Current reserves for dispositions and
       discontinued operations                                         25,370           27,280
                                                                   ----------       ----------
      Total current liabilities                                       178,880          337,847

DEFERRED INCOME TAXES                                                 127,638          126,176

LONG-TERM DEBT                                                        482,920          316,138

NONCURRENT RESERVES FOR DISPOSITIONS AND
   DISCONTINUED OPERATIONS (Net of discontinued
   operations' assets of $13,023  and $12,986)                         20,325           35,920

OTHER NONCURRENT LIABILITIES                                           23,695           15,741

MINORITY INTEREST                                                      22,516           36,649

SHAREHOLDERS' EQUITY

   Common Shares, 60 million shares authorized,
       29,574,807 and 29,565,392 shares issued
       and outstanding                                                157,581          157,426
   Retained earnings                                                  497,620          448,878
                                                                   ----------       ----------
                                                                      655,201          606,304
                                                                   ----------       ----------
                                                                   $1,511,175       $1,474,775
                                                                   ==========       ==========




       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                  For the Three Years Ended December 31, 1994
                             (Thousands of dollars)


                                                                  1994             1993             1992
                                                                  ----             ----             ----
Balance, beginning of year                                      $448,878         $518,252         $639,258

      Net income (loss)                                           70,032           52,466         (103,476)

      Cash dividends to shareholders                            (21,290)                -                -

      Cash dividends to ITT Corporation                                -         (121,840)         (17,530)
                                                                --------         --------         --------
Balance, end of year                                            $497,620         $448,878         $518,252
                                                                ========         ========         ========



                    STATEMENTS OF CONSOLIDATED COMMON SHARES
                         AND CUMULATIVE PREFERRED STOCK

                  For the Three Years Ended December 31, 1994
                   (Thousands of dollars, except for shares)



                                                                                           Cumulative
                                                        Common Shares                     Preferred Stock
                                                 -------------------------             ---------------------
                                                 Shares             Amount             Shares         Amount
                                                 ------             ------             ------         ------
Balance, January 1, 1992                       29,565,392         $157,426                  -        $     -

    Issuance of Cumulative
      Preferred Stock                                   -                -             30,000         30,000

    Redemption of Cumulative
      Preferred Stock                                   -                -            (30,000)       (30,000)
                                               ----------         --------            -------        -------
Balance, December 31, 1992                     29,565,392          157,426                  -              -
                                               ----------         --------            -------        -------
Balance, December 31, 1993                     29,565,392          157,426                  -              -

    Common Shares issued
       under stock option plans                     9,415              155                  -              -
                                               ----------         --------            -------        -------
Balance, December 31, 1994                     29,574,807         $157,581                  -        $     -
                                               ==========         ========            =======        =======





       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                  For the Three Years Ended December 31, 1994
                             (Thousands of dollars)

                                                                                   1994             1993         1992
                                                                                   ----             ----         ----




OPERATING ACTIVITIES
Net income (loss)                                                             $  70,032        $  52,466    $(103,476)
Cumulative effect of accounting changes                                               -                -       21,956
                                                                              ---------        ---------    ---------
Income (loss) before cumulative effect of accounting changes                     70,032           52,466      (81,520)

Non-cash items included in income
   Depreciation, depletion, and amortization                                     90,200           78,272       77,885
   Deferred income taxes                                                          3,007           37,291      (56,938)
   Equity in undistributed losses of Grays Harbor Paper Company                       -                -        3,257
   Write-down of property, plant, and equipment                                       -                -       81,804
Increase (decrease) in other noncurrent liabilities                               7,954          (10,284)      (1,387)
Change in accounts receivable, inventories, and accounts payable                  8,499           (5,887)     (13,711)
Decrease (increase) in prepaid timber stumpage                                    8,432          (15,226)       2,391
Change in reserves for dispositions and discontinued operations                  (5,221)           2,679      106,920
Other changes in working capital                                                  6,829          (21,002)      14,354
                                                                              ---------        ---------    ---------
Cash from operating activities                                                  189,732          118,309      133,055
                                                                              ---------        ---------    ---------
INVESTING ACTIVITIES
Capital expenditures, net of sales, retirements,
   and reclassifications of $1,678, $167, and $755                              (98,953)         (71,589)     (96,289)
New Zealand forest assets acquisition                                                 -                -     (196,500)
Expenditures for dispositions and discontinued operations, net
   of tax benefits (payments) of $4,571, $10,318, and ($8,933)                   (7,713)         (17,412)     (27,146)
Change in timber stumpage and other assets                                      (29,690)          (6,179)      (1,394)
                                                                              ---------        ---------    ---------
Cash used for investing activities                                             (136,356)         (95,180)    (321,329)
                                                                              ---------        ---------    ---------

FINANCING ACTIVITIES
Increase in indebtedness to ITT Corporation                                           -                -      167,000
Repayments of indebtedness to ITT Corporation                                         -                -     (167,000)
Issuance of debt                                                                267,084          112,435      249,700
Repayments of debt                                                             (282,003)         (17,698)     (51,402)
Issuance of preferred stock                                                           -                -       30,000
Redemption of preferred stock                                                         -                -      (30,000)
Cash dividends to ITT Corporation                                                     -         (121,840)     (17,530)
Cash dividends to shareholders                                                  (21,290)               -            -
Issuance of Common Shares                                                           155                -            -
(Decrease) increase in minority interest                                        (14,133)            (768)       4,486
                                                                              ---------        ---------    ---------
Cash (used for) from financing activities                                       (50,187)         (27,871)     185,254
                                                                              ---------        ---------    ---------
CASH AND SHORT-TERM INVESTMENTS
Increase (decrease) in cash and short-term investments                            3,189           (4,742)      (3,020)
Balance at beginning of year                                                      5,989           10,731       13,751
                                                                              ---------        ---------    ---------
Balance at end of year                                                        $   9,178        $   5,989    $  10,731
                                                                              =========        =========    =========
Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
   Interest                                                                   $  30,996        $  24,289    $  22,562
                                                                              =========        =========    =========
   Income taxes, net of refunds                                               $  23,705        $ (18,193)   $  13,835
                                                                              =========        =========    =========

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands unless otherwise stated)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rayonier Inc. and its subsidiaries. Minority interest represents public unitholders' proportionate share of the partners' capital of Rayonier's consolidated subsidiary, Rayonier Timberlands, L.P. (RTLP). All significant intercompany balances and transactions are eliminated. Rayonier's investments in non-controlled companies are included on the equity basis.

Certain reclassifications have been made to prior years' financial statements to conform to current year presentation.

Research and Development

Significant costs are incurred each year for research and development programs expected to contribute to the profitability of future operations. Such costs are expensed as incurred. Research and development expenditures amounted to $7,477, $7,302, and $8,267 in 1994, 1993, and 1992, respectively.

Inventories

Inventories are valued at the lower of cost or market. The cost of pulp products is determined on the first-in, first-out (FIFO) basis. Timber and wood products are generally valued on an average cost basis. Inventory costs include material, labor, and manufacturing overhead. Physical counts of inventories are made at least annually. Potential losses from obsolete, excess, or slow-moving inventories are provided for currently.

Prepaid Timber Stumpage and Timber Stumpage

Rayonier purchases timber stumpage from RTLP and other private and public owners of timberlands. The timber stumpage is harvested by Rayonier for use in its log trading, pulp, and wood products businesses. Timber stumpage is classified as a current asset, Prepaid Timber Stumpage, based upon the amount of harvest expected to occur within one year of the balance sheet date. The remainder is classified as a noncurrent asset, Timber Stumpage.

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

Timber and Timberlands

The acquisition cost of land, timber, real estate taxes, lease payments, site preparation, and other costs relating to the planting and growing of timber are capitalized. Such costs attributed to merchantable timber are charged against revenue at the time the timber is harvested based on the relationship of harvested timber to the estimated volume of currently recoverable timber. Timber and timberlands are stated at the lower of original cost, net of timber cost depletion, or market value.

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

Property, Plant, and Equipment

Property, plant, and equipment additions are recorded at cost which includes applicable freight, taxes, interest, construction, and installation costs. Interest capitalized in connection with major construction projects amounted to $194 and $893 during 1994 and 1992, respectively. No interest costs were capitalized during 1993. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value and no gain or loss is recognized. Gains and losses with respect to any significant and unusual retirements of assets are included in operating income.

Depreciation

Pulp manufacturing facilities are depreciated using the units of production method. Depreciation on other buildings and equipment is provided on a straight-line basis over the useful economic lives of the assets involved. Rayonier normally claims the maximum depreciation deduction allowable for tax purposes.

Earnings (Loss) per Common Share

Earnings (loss) per Common Share through February 28, 1994 and for 1993 and 1992 were computed, after deducting preferred dividends paid in 1992, based on the number of Rayonier Common Shares that were outstanding on February 28, 1994, the date of Rayonier's spin- off from ITT Corporation (ITT). Earnings per Common Share for February 28, 1994 through December 31, 1994 were determined based on the weighted average number of Common Shares and dilutive Common Shares outstanding during the period. Common stock equivalents were excluded from the 1993 and 1992 computations due to immateriality. The number of Common Shares used in earnings (loss) per Common Share computations was 29,697,054 for 1994 and 29,565,392 for 1993 and 1992. See Notes 5 and 10.

Foreign Currency Translation and Exposure

For significant foreign operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Nonmonetary assets such as inventories and property, plant, and equipment are translated at historical rates. Income and expense items are translated at average exchange rates prevailing during the year, except that inventories and depreciation charged to operations are translated at historical rates. Exchange gains and losses arising from translation are included in current income.

Rayonier enters into forward exchange contracts to hedge the short-term impact of foreign currency fluctuations on operations. The gains and losses on these contracts are included in income based on current market values. As of December 31, 1994, the Company had no outstanding forward exchange contracts.


2.  CHANGES IN ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards No. 106 - Adopted with a One-Time Cumulative Adjustment to Net Income

In 1992, Rayonier adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," using the immediate recognition method. The standard requires accrual of postretirement health care and life insurance benefit costs during the years that an employee provides services to the Company. Accordingly, a cumulative adjustment (through December 31, 1991) of $31,916 pretax was recognized at January 1, 1992.

Statement of Financial Accounting Standards No. 112 - Adopted with a One-Time Cumulative Adjustment to Net Income

In 1992, Rayonier adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," using the immediate recognition method. The standard requires current recognition of costs associated with benefits provided to former or inactive employees after employment but before retirement. These postemployment benefits are primarily composed of obligations to provide medical and life insurance to employees on long-term disability. Accordingly, a cumulative adjustment (through December 31, 1991) of $1,350 pretax was recognized at January 1, 1992.

3.  NEW ZEALAND ACQUISITION

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


4.  RAYONIER TIMBERLANDS, L.P.

In 1985, Rayonier transferred substantially all of its timberlands business to Rayonier Timberlands, L.P., a master limited partnership, in exchange for 20 million Class A and 20 million Class B Depositary Units. Thereafter, Rayonier offered and sold 5.06 million Class A Units (25.3 percent) to the public. The Partnership Agreement provides that RTLP continues in existence until December 31, 2035, but that the Initial Term of the Partnership will end on December 31, 2000. Class A Units participate principally in the revenues and costs associated with RTLP's sales of timber through the Initial Term and to a significantly lesser extent in subsequent periods. RTLP's sales of timber after that date as well as cash flow associated with land management activities before and after that date are principally allocable to the Class B units, all of which have been retained by Rayonier.

RTLP is majority owned by Rayonier and is included in these consolidated financial statements. The following table summarizes the sales and operating income of RTLP, for the three years ended December 31, 1994, by region.




                                             1994                     1993                       1992
                                             ----                     ----                       ----
SALES
    Northwest                             $ 115,261                 $ 70,734                  $ 81,985
    Southeast                                51,260                   45,313                    34,410
                                          ---------                 --------                  --------
                                          $ 166,521                 $116,047                  $116,395
                                          =========                 ========                  ========
OPERATING INCOME
    Northwest                             $  94,576                 $ 56,249                  $ 68,318
    Southeast                                39,157                   33,457                    23,608
    Corporate and other                      (1,724)                  (2,308)                   (3,279)
                                          ---------                 --------                  --------
                                          $ 132,009                 $ 87,398                  $ 88,647
                                          =========                 ========                  ========


The minority interest in RTLP's earnings was $32,419, $22,508, and $22,702 in 1994, 1993, and 1992, respectively. This reduced Rayonier's net income by $20,586, $14,293, and $14,643 in 1994, 1993, and 1992, respectively. Effective
January 1, 2001, the minority participation in the earnings of RTLP will be reduced from approximately 25 percent to approximately 1 percent, and Rayonier's participation will increase from 75 percent to 99 percent.

5.  TRANSACTIONS BETWEEN ITT AND RAYONIER

Rayonier was a wholly owned subsidiary of ITT Corporation (ITT) through February 28, 1994. On February 28, 1994, ITT distributed all of the Common Shares of Rayonier to the holders of ITT Common and Series N Preferred Stock in a spin-off. As a result of the spin-off, ITT has no ownership interest in Rayonier, and Rayonier is an independent public company. Rayonier and ITT entered into certain agreements governing their relationship subsequent to the spin-off and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the spin-off.

ITT rendered advice and assistance to Rayonier in general engineering, traffic, operating, accounting, commercial, financial, and other matters. The fee for such services was approximately 1/4 of 1 percent of Rayonier's annual sales. The total fee paid by Rayonier to ITT for these services amounted to $354, $2,326, and $2,413 in 1994, 1993, and 1992, respectively.

In 1992, Rayonier paid sales commissions of $12,362 to a foreign sales
corporation (FSC) owned by ITT.   Dividends paid to ITT were reduced by the
after-tax cost of the foreign sales commissions so as not to impact the financial condition of Rayonier due to this arrangement. Effective January 1, 1993, ITT transferred ownership of FSC to Rayonier.

On May 14, 1992, Rayonier borrowed $167 million from ITT, the proceeds of which were utilized as bridge financing in the New Zealand acquisition. On July 28, 1992, all outstanding borrowings from ITT were replaced by bank borrowings. Interest expense paid to ITT amounted to $2,092 in 1992.

Rayonier was one of several affiliates participating in the ITT Salaried Retirement Plan as well as health care and life insurance programs for salaried employees sponsored by ITT. See Note 11.


6.  INCOME TAXES

Prior to the spin-off, Rayonier and its U.S. subsidiaries were included in ITT's consolidated U.S. federal income tax returns, and Rayonier remitted to ITT its current income tax liability. Rayonier computed its tax provision in accordance with tax-sharing arrangements with ITT that, prior to 1993, included the use by Rayonier of tax benefits realized by ITT as a result of a foreign sales agency agreement between FSC and Rayonier.

The provision for income taxes was adversely impacted in 1993 by the effects of tax reform legislation enacted August 10, 1993. This legislation increased the corporate income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993, and eliminated tax benefits related to log exports for foreign sales corporations effective in the third quarter. The 1993 provision for income taxes included a charge of $1,583 as a result of the remeasurement of the Company's deferred tax liability for the increase in the corporate income tax rate.

U.S. income taxes have not been provided on approximately $13,400 of undistributed foreign earnings as the Company intends to permanently reinvest such earnings in expanding foreign operations. Repatriation taxes on such earnings would not be significant.

Income tax data before the cumulative effect of accounting changes are as follows:

                                                                      1994             1993                1992
                                                                      ----             ----                ----
Provision (benefit) for income tax
   Current
       U.S. federal                                                 $30,018          $ (18,530)          $  1,199
       State and local                                                2,157             (1,216)               117
       Foreign                                                       (1,715)             2,569                  -
                                                                    -------          ---------           --------
                                                                     30,460            (17,177)             1,316
                                                                    -------          ---------           --------
   Deferred
       U.S. federal                                                   6,288             39,713            (47,795)
       State and local                                                  318              3,292             (3,268)
       Foreign                                                          972              4,604               (619)
                                                                    -------          ---------           --------
                                                                      7,578             47,609            (51,682)
                                                                    -------          ---------           --------
                                                                    $38,038          $  30,432           $(50,366)
                                                                    =======          =========           ========

Deferred income tax provision (benefit) represents the tax effect related to recording revenues and expenses in different periods for financial reporting and tax return purposes. Deferred tax assets (liabilities) included the following at December 31, 1994 and 1993:

                                                                              1994                 1993
                                                                              ----                 ----
                  Accelerated depreciation                                $(126,663)            $(122,544)
                  Reserves for dispositions
                    and discontinued operations                              16,700                23,212
                  Other                                                     (13,293)              (16,346)
                                                                          ---------             ---------
                                                                          $(123,256)            $(115,678)
                                                                          =========             =========

A reconciliation of the tax provision (benefit) at the U.S. statutory rate to the provision (benefit) for income tax as reported is as follows:


                                                                      1994               1993            1992
                                                                      ----               ----            ----
Tax provision (benefit) at U.S. statutory rate                      $37,825            $29,014         $(44,841)
Benefit of foreign sales corporations                                  (608)            (1,500)          (3,089)
Effect of remeasurement of deferred tax liability                         -              1,583                -
State and local taxes, net of federal tax benefit                     1,609              1,349           (2,080)
All other, net                                                         (788)               (14)            (356)
                                                                    -------            -------         --------
Provision (benefit) for income tax                                  $38,038            $30,432         $(50,366)
                                                                    =======            =======         ========


"All other, net" represents tax provision adjustments for permanent differences, tax credits, foreign tax rates, and other items which are not individually significant.

7.  DISPOSITIONS

In the fourth quarter of 1992, Rayonier provided $180 million, pretax, for the loss on disposal of assets along with the costs for severance, demolition, and other closedown items associated with the disposition of the Grays Harbor Complex. The Company has substantially completed all programs except certain environmental remediation programs relating to the Grays Harbor Complex.

In 1986, Rayonier discontinued the Southern Wood Piedmont Company (SWP) treated wood business. SWP is currently active in monitoring, cleanup, and closure programs at its nine former manufacturing sites. SWP also is in negotiations with various state and federal agencies regarding the scope and timing for such programs. The ultimate cost of corrective action and closure programs is dependent upon the outcome of such negotiations. The cost may also be affected by new laws, regulations and administrative interpretations, and changes in environmental control technology.

Although considerable progress on cleanup has been made, there is still uncertainty as to the timing and amount of future expenditures for completing programs at all sites. Rayonier currently estimates that expenditures for environmental remediation at these sites during the 1995-1996 period will approximate $21 million, pretax.

As of December 31, 1994, Rayonier had reserves of $58,718 for dispositions and related environmental obligations. The Company believes that any future changes in estimates, if necessary, will not materially affect its financial condition or results of operations.

The reserve for dispositions as of December 31, 1994 and 1993, as presented in the balance sheet, is net of $11,401 for receivables from insurance claims. Such receivables represent the Company's claim for reimbursements in connection with property damage settlements relating to SWP's discontinued wood preserving operations.

8.  DEBT

Rayonier's debt included the following at December 31, 1994 and 1993:

                                                                             1994             1993
                                                                             ----             ----

      Short-term bank loans                                                $     84         $180,800
      Commercial paper, at interest rates of 5.95% to 6.30%                 100,000             -
      Variable rate revolving credit agreement - due 1999                    67,000             -
      7.5% notes - due 2002                                                 110,000          110,000
      Medium-term notes due 1998-1999 at interest rates
           of 5.84% to 6.16%                                                 16,000           16,000
      Medium-term notes due 1995-1997 at variable interest rates            100,000              -
      Variable rate term loan agreement                                         -            100,000
      Pollution control and industrial revenue bonds -
           due 1995-2015 at interest rates of 4.75% to 8.0%                  89,345           90,410
      All other                                                                 793              931
                                                                           --------         --------
      Total debt                                                            483,222          498,141

      Less:
           Short-term bank loans                                                 84          180,800
           Current maturities                                                   218            1,203
                                                                           --------         --------
      Long-term debt                                                       $482,920         $316,138
                                                                           ========         ========

In April 1994, Rayonier arranged revolving credit agreements with a group of banks to provide the Company with unsecured credit facilities totaling $300 million. Rayonier subsequently issued $100 million of commercial paper under a newly implemented commercial paper program backed by the revolving credit facilities. Rayonier also had borrowings of $67 million outstanding under the credit facilities as of December 31, 1994, at an average interest rate of 5.92 percent. The proceeds of these borrowings were used to retire short-term bank loans.

On October 15, 1992, Rayonier issued $110 million of 7.5 percent notes due October 15, 2002 (the Notes). The Notes were issued pursuant to a registration statement, filed on Form S-3 effective September 29, 1992, which permitted the Company to issue up to $250 million in debt securities through public offerings. The Company used the net proceeds from the sale of the Notes to repay bank debt which was utilized as bridge financing for the purchase of forest assets in New Zealand. On April 5, 1993, the Company established a $140 million medium-term note program pursuant to the registration statement. During April 1993, $16 million of medium-term notes, maturing in 1998 and 1999, were issued under this program.

On March 29, 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 covering $150 million of new debt securities. The registration statement also served as a post-effective amendment to the 1992 registration statement, which as amended permits Rayonier to offer up to $174 million of medium-term notes. On August 18, 1994, Rayonier issued $100 million of variable rate medium-term notes. The notes mature in 1995, 1996, and 1997 and bear interest at a variable rate of LIBOR plus 1.5 to
3.5 percent. As of December 31, 1994, the interest rates on the variable rate medium-term notes ranged from 5.96 to 6.63 percent. The proceeds of these notes were used to retire a variable rate term loan.

As of December 31, 1994, Rayonier had $133 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, Rayonier may offer up to $174 million of new public debt securities.

Required repayment of principal for debt is as follows:


                                  1995                                    $   33,302
                                  1996                                        33,524
                                  1997                                        36,229
                                  1998                                         3,342
                                  1999                                       184,475
                                  2000-2015                                  192,350
                                                                          ----------
                                                                          $  483,222
                                                                          ==========

Variable rate medium term notes totaling $33 million are scheduled to mature in
1995.   However, the Company intends and has the ability to refinance such debt with long-term borrowings. Accordingly, the notes have been classified as long-term on the December 31, 1994 balance sheet.

The carrying value of Rayonier's debt as of December 31, 1994 exceeds its estimated fair value by approximately $9,500.

The most restrictive long-term debt covenant in effect at December 31, 1994 provides that the ratio of total debt to EBITDA not exceed four to one. As of December 31, 1994, the ratio was two to one and $328 million of retained earnings was unrestricted as to the payment of dividends.


9.  SHAREHOLDERS' EQUITY

On December 13, 1993, Rayonier changed its state of incorporation from Delaware to North Carolina by merging into a wholly owned North Carolina subsidiary that was renamed "ITT Rayonier Incorporated." Under the terms of the merger, the 79 issued and outstanding shares of Common Stock, $100 par value, of the Delaware corporation (all of which were held by ITT) were reconstituted as 79 Common Shares of the North Carolina corporation. Rayonier filed Amended and Restated Articles of Incorporation on December 14, 1993, which increased its authorized capitalization to 60,000,000 Common Shares and 15,000,000 Preferred Shares. In addition, on February 17, 1994, Rayonier filed Articles of Amendment changing its name to "Rayonier Inc." ITT continued to own all of the 79 issued and outstanding Common Shares of Rayonier until February 28, 1994, when Rayonier issued additional Common Shares to ITT as a stock dividend sufficient to increase its total issued and outstanding Common Shares to approximately 29.6 million; all of these Common Shares were then distributed to holders of ITT's Common Stock and Series N Preferred Stock, in connection with the spin-off. All share and per share information has been retroactively restated to reflect the stock dividend similar to a stock split.

On May 15, 1992, Rayonier issued 30,000 shares of its Cumulative Preferred Stock $77.50 Series A to ITT for $30 million in cash to fund a portion of the cost of the New Zealand acquisition. The shares were redeemed by the Company on July 28, 1992 with the proceeds of short-term bank borrowings.

Dividends paid by Rayonier on its classes of stock during 1994, 1993, and 1992 were $21,290, $121,840, and $17,530, respectively. The 1993 amount includes a fourth quarter special dividend of $90 million that was paid to ITT pursuant to a planned recapitalization program. Dividends in 1992 include $471 paid on the Series A Preferred Stock.


10.  INCENTIVE STOCK PLANS

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

In 1994, prior to the spin-off, the Board of Directors adopted and ITT, as the Company's sole shareholder, approved the 1994 Rayonier Incentive Stock Plan (the 1994 Plan). The 1994 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, performance shares, and restricted stock for up to one million shares, subject to certain limitations. The 1994 Plan will expire on December 31, 2003. In 1994, 350,000 options were granted under this Plan at exercise prices of $28.88 to $31.00 per share. On May 20, 1994, the Company granted contingent performance share awards under the 1994 Plan. A total of 88,500 Common Shares was reserved for this purpose, the issuance of which is dependent upon the Company's Total Shareholder Return, as defined, compared to a competitive peer group of 12 companies within the forest products industry, for the period from May 20, 1994 to December 31, 1996. In 1994, the Company recognized compensation expense of $311 related to the 1994 Plan.

Stock option activity is summarized as follows:


              Outstanding - December 31, 1993                             ---
              Granted:
                Substitute Stock Option Plan                          382,434
                1994 Plan                                             350,000
              Exercised                                                (9,415)
              Canceled                                                 (2,000)
                                                                      -------
              Outstanding - December 31, 1994                         721,019
                                                                      =======
              Exercisable - December 31, 1994                         191,465
                                                                      =======


11.  EMPLOYEE BENEFIT PLANS

Pension Plans
Rayonier has pension plans covering substantially all of its employees. The cost of these plans is borne by Rayonier. Certain plans are subject to union negotiation. Prior to March 1, 1994, Rayonier also participated in the ITT Salaried Retirement Plan.

Effective March 1, 1994, Rayonier established the Rayonier Investment and Savings Plan for Salaried Employees and the Rayonier Salaried Employees Retirement Plan. These plans, as well as health care, life insurance, and other employee welfare benefits programs, which represent mirror-image plans to the various ITT welfare benefit programs previously available to salaried employees, are being sponsored by Rayonier for the benefit of all salaried active employees as of March 1, 1994. There was no change in the status of the Rayonier benefit plans for hourly paid employees.

The following table discloses periodic pension cost for Rayonier plans and total Rayonier pension expense for the three years ended December 31:

                                                                            1994              1993               1992
                                                                            ----              ----               ----
Defined Benefit Plans
      Service cost                                                        $4,152             $1,567             $1,668
      Interest cost                                                        5,666              5,573              5,707
      Return on assets                                                    (4,409)           (13,138)            (5,325)
      Net amortization and deferral                                       (2,576)             6,276             (1,451)
                                                                          ------            -------             ------
      Net periodic pension cost of Rayonier plans                          2,653                278                599
Other Pension Cost
      Rayonier portion of ITT Salaried
        Retirement Plan                                                      530              2,581              2,938
      Multi-employer plans                                                   335                165                  -
      Defined contribution plans                                           1,246              1,294              1,329
                                                                          ------             ------             ------
      Total pension expense                                               $4,764             $4,318             $4,866
                                                                          ======             ======             ======


The following table sets forth the funded status of the Rayonier pension plans (for hourly paid employees only in 1993), the amounts recognized in the balance sheets of the Company at December 31, 1994 and 1993 and the principal weighted average assumptions inherent in their determination:

                                                                             1994              1993
                                                                             ----              ----
      Actuarial present value of benefit obligations:
        Vested benefit obligation                                         $69,842            $73,017
                                                                          =======            =======
        Accumulated benefit obligation                                    $73,569            $76,979
                                                                          =======            =======
      Projected benefit obligation                                        $73,993            $76,979
      Plan assets at fair value                                            81,597             83,373
      Plan assets in excess of                                            -------            -------
        projected benefit obligation                                        7,604              6,394
      Unrecognized net loss                                                 1,676             10,223
      Unrecognized past service cost                                        5,139              4,601
      Curtailment effects and termination benefits                              -             (3,550)
      Unrecognized net assets at
        January 1, 1994 and 1993                                          (5,695)             (6,382)
      Prepaid pension asset recognized                                    -------            -------
        in the balance sheets                                              $8,724            $11,286
                                                                          =======            =======
      Actuarial assumptions:
        Discount rate                                                      8 .50%              7.50%
        Rate of return on invested assets                                  9 .75%              9.75%
        Salary increase assumption                                         5 .00%              5.00%


The table for 1993 reflects the costs of curtailment and special termination benefits of certain hourly Rayonier pension plans as a result of the closure of the Grays Harbor Complex. See Note 7. The costs of $3,550 were recorded as part of the 1992 charge of $180 million related to the Grays Harbor Complex closure, and were accounted for in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

Postretirement Health and Life
Rayonier provides health care and life insurance benefits for certain eligible retired employees. Benefits under these plans covering salaried retirees are maintained through the applicable plans of ITT for employees retiring prior to March 1, 1994 and, other than for the amount of the expense recorded for the period, all asset and liability accounts are maintained by ITT. A reserve balance of $3,924 was transferred from ITT to Rayonier in 1994, to cover the postretirement benefit obligation for currently active employees as of March 1, 1994. Effective January 1, 1992, Rayonier adopted SFAS No. 106, using the immediate recognition method for all benefits accumulated to date. Accordingly, an expense was recorded as of that date of $23,223 for salaried retirees and $8,693 for hourly paid retirees, which is included in the adjustment to record the cumulative effect of accounting changes. The Company is not currently funding this obligation; however, it may pre-fund some portions if it can be accomplished on a tax-effective basis.

The following table discloses postretirement health care and life insurance benefits expense (excluding the cumulative catch-up adjustment in 1992) for the three years ended December 31:


                                                               1994              1993             1992
                                                               ----              ----             ----

                 Service cost                               $    618         $    260         $    239
                 Interest cost                                 1,642              766              721
                 Net amortization and deferral                   448               -                 -
                 Net periodic expense of Rayonier plans        2,708            1,026              960
                 Rayonier portion of expense for            --------         --------         --------
                   ITT Plans for salaried employees              212            1,146            1,653
                                                            --------         --------         --------
                 Total postretirement benefits expense      $  2,920         $  2,172         $  2,613
                                                            ========         ========         ========


The following table sets forth the status of the postretirement benefit plans other than pensions (for hourly paid employees only in 1993), the amounts recognized in Rayonier's balance sheets at December 31, 1994 and 1993 and the principal weighted average assumptions inherent in their determination:

                                                                        1994                      1993
                                                                        ----                      ----
                 Accumulated postretirement benefit obligation       $22,364                   $10,623
                 Unrecognized net loss                                (7,214)                     (832)
                                                                     -------                   -------
                 Liability recognized in the balance sheet           $15,150                   $ 9,791
                                                                     =======                   =======
                 Actuarial assumptions:
                    Discount rate                                       8.5%                    7.5%
                    Ultimate health care trend rate                     6.0%                    6.0%


The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 12.1 percent for 1994, decreasing ratably to 6.0 percent in the year 2001. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the accumulated postretirement benefit obligation by $2,305 and the annual expense by $264. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.


12.  LEASES AND RENTALS

As of December 31, 1994, minimum rental commitments under operating leases were $4,624, $4,368, $4,012, $1,312, and $1,302 for 1995, 1996, 1997, 1998, and 1999,
respectively . For the remaining years, such commitments amounted to $5,166, aggregating total minimum lease payments of $20,784.

Operating lease commitments at December 31, 1994, include the 1985 sale and leaseback of Rayonier's Baxley, Georgia, sawmill assets amounting to approximately $6.2 million, the lease on Rayonier's executive offices, which was renegotiated and renewed in 1991, of approximately $8.1 million, and the 1992 lease of New Zealand office space of $1.9 million.

Total rental expense for operating leases amounted to $6,068, $5,587, and $6,485 in 1994, 1993, and 1992, respectively.


13.  LEGAL PROCEEDINGS

A wholly owned subsidiary of the Company, Southern Wood Piedmont Company (SWP), which has been a discontinued operation since 1986, was formerly in the wood preserving business and continues to incur substantial expenditures in cleaning up its former wood preserving sites. See Note 7. In addition, Rayonier and SWP are named defendants in seven civil cases pending in the U.S. District Court for the Southern District of Georgia, arising out of former wood preserving operations at SWP's plant located in Augusta, Georgia. In general, these cases seek recovery for property damage or personal injury and, in one case, medical monitoring costs, based on the alleged exposure to toxic chemicals used by SWP in its former operations. One case, Ernest Jordan v. Southern Wood Piedmont Co., et al., seeks certification as a class action and damages in the amount of $700 million ($200 million in property damage and $500 million in punitive damages). Counsel for the Company believes that the Company has meritorious defenses in all these cases. Several previous lawsuits related to the Augusta facility have been settled for amounts not material to the Company.

Rayonier has been named a Potentially Responsible Party (PRP) or is a defendant in actions being brought by a PRP in four proceedings instituted by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or state agencies under comparable state statutes. In three of these proceedings, Rayonier is considered a de minimis participant. In the other proceeding, the Company is not a de minimis participant because of the limited number of PRPs, and the Company believes that its share of liability for total clean-up costs (currently estimated to be between $30 million and $39 million) will be less than 9 percent. In each case, Rayonier has established reserves for its estimated liability. Rayonier has also received requests for information from the EPA in connection with two other CERCLA sites, but the Company does not currently know to what extent, if at all, liability under CERCLA will be asserted against Rayonier with respect to either site.

On November 19, 1994, SWP was named one of six PRPs in the Tennessee Products Site CERCLA action. SWP was included in the action because of coal tar derivative deposits found in Chattanooga Creek, which is included as part of the Tennessee Products Site. Counsel for the Company believe that the site is geographically divisible and that SWP is not responsible for any clean-up costs upstream of its former plant site. Consequently, it is not yet clear what, if any, remediation will be required of SWP.

There are various other lawsuits pending against or affecting Rayonier and its subsidiaries, some of which involve claims for substantial sums. Rayonier's ultimate liability with respect to all pending actions is not expected to materially impact its consolidated financial position or results of operations.


14.  ENVIRONMENTAL MATTERS

Rayonier has become subject to stringent environmental laws and regulations concerning air emission, water discharges, and waste disposal that, in the opinion of management, will require substantial expenditures over the next ten years. Recently proposed Federal environmental regulations governing air and water discharges may require further expenditures and, if finally enacted in their proposed form, would prevent the Company from meeting certain product quality specifications for substantially all of its chemical cellulose products, and will increase the cost of making its remaining pulp products. Sales of chemical cellulose products accounted for approximately 29 percent of 1994 sales. While these regulations would have a material adverse effect on operations if not changed, it will not be possible for Rayonier to determine the nature or costs of such effect until the regulations are issued in final form.

Over the past four years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused RTLP to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service has developed a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of RTLP's Washington timberlands is located.

Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet (also recently listed as a threatened species). The State Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Company's lands.

Rayonier is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of timber available for harvest


15.  SEGMENT INFORMATION

Rayonier operates in two major industry segments. Timber and Wood Products includes the management of timberlands and the trading, merchandising, and manufacture of logs, timber, and wood products; Specialty Pulp Products accounts for the production and sale of high-value-added specialty pulps.

Please refer to Item 6 and Item 7, where information regarding business segment sales, operating income, and business conditions is provided. Additional segment information for the three years ended December 31 was as follows (millions of dollars):


                                                                   Depreciation,
                          Gross Plant Additions             Depletion & Amortization               Identifiable Assets
                          ---------------------             ------------------------              ---------------------
                          1994    1993     1992             1994     1993       1992              1994    1993     1992
                          ----    ----     ----             ----     ----       ----              ----    ----     ----
Timber and
  Wood Products           $ 42    $ 30     $ 23            $  25     $ 21       $ 17            $  787   $  649   $  591
Specialty Pulp Products     58      41       71               64       56         54               685      794      822
Corporate and other          1       1        1                1        1          1                37       31       51
Dispositions                 -       -        2                -        -          6                 2        1       12
                          ----    ----     ----            -----     ----       ----            ------   ------   ------
    Total                 $101    $ 72     $ 97            $  90     $ 78       $ 78            $1,511   $1,475   $1,476
                          ====    ====     ====            =====     ====       ====            ======   ======   ======


Geographical Operating Information - All Segments  (millions of dollars)


                                  Sales                       Operating Income (Loss)             Identifiable Assets
                        -----------------------               -----------------------           -----------------------
                          1994    1993     1992               1994     1993      1992             1994    1993     1992
                          ----    ----     ----               ----     ----      ----             ----    ----     ----
United States             $945    $839     $944               $160     $103   $  (89)           $1,278  $1,248   $1,271
New Zealand                 98      93       30                 12       27         5              222     226      205
All other                   26       4        -                 (3)      (3)       (3)              11       1        -
                        ------    ----     ----               ----     ----   -------           ------  ------   ------
    Total               $1,069    $936     $974               $169     $127   $  (87)           $1,511  $1,475   $1,476
                        ======    ====     ====               ====     ====   ======            ======  ======   ======



Export Sales - All Segments  (millions of dollars)

Sales of products produced in various countries for export to other countries consisted of the following:

 Operating                           Sales
  Location                        Destination                         1994       1993      1992
- ----------                        -----------                         ----       ----      ----
United States                     Asia Pacific                        $266       $282       $303
                                  Western Europe                       108        109        146
                                  All other                             68         62         63
                                                                      ----       ----       ----
                                                                       442        453        512
                                                                      ----       ----       ----
New Zealand                       Asia Pacific                          54         67         19
                                  Western Europe                         -          4          -
                                  All other                              7          2          -
                                                                      ----       ----       ----
                                                                        61         73         19
                                                                      ----       ----       ----
All other                                                               20          4          -
                                                                      ----       ----       ----
    Total                                                             $523       $530       $531
                                                                      ====       ====       ====


16.  QUARTERLY RESULTS FOR 1994 AND 1993 (UNAUDITED)
     (thousands, except per share amounts)

                                                                Quarter Ended
                                         -----------------------------------------------------------       Total
                                         March 31          June 30         Sept. 30          Dec. 31        Year
                                         --------          -------         --------          -------       -----
       1994
       ----
       Sales                            $ 257,727        $ 250,770        $ 286,006         $274,991     $1,069,494
                                        =========        =========        =========         ========     ==========
       Operating income                 $  51,172        $  35,231        $  40,075         $ 42,869     $  169,347
                                        =========        =========        =========         ========     ==========
       Net income                       $  21,719        $  14,114        $  16,405         $ 17,794     $   70,032
                                        =========        =========        =========         ========     ==========
       Earnings per Common Share             $.73             $.48             $.55             $.60          $2.36
                                             ====             ====             ====             ====          =====

       1993
       ----
       Sales                            $ 216,320        $ 256,575        $ 226,445         $236,970     $  936,310
                                        =========        =========        =========         ========     ==========
       Operating income                 $  36,649        $  48,750        $  24,245         $ 17,522     $  127,166
                                        =========        =========        =========         ========     ==========
       Net income                       $  16,820        $  24,790        $   7,733         $  3,123     $   52,466
                                        =========        =========        =========         ========     ==========
       Earnings per Common Share             $.57             $.84             $.26             $.10          $1.77
                                             ====             ====             ====             ====          =====


                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RAYONIER INC.


                                   By  KENNETH P. JANETTE
                                       -----------------------------------------
                                       Kenneth P. Janette
      March 23, 1995                   Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                       TITLE                                      DATE
              ---------                                       -----                                      ----
                  *                                  Chairman of the Board,
- ------------------------------------                 President, Chief Executive
           Ronald M. Gross                           Officer and Director
    (Principal Executive Officer)

          GERALD J. POLLACK                          Senior Vice President and                       March 23, 1995
- ------------------------------------                 Chief Financial Officer
          Gerald J. Pollack
    (Principal Financial Officer)

         KENNETH P. JANETTE                          Vice President and                              March 23, 1995
- ------------------------------------                 Corporate Controller
        Kenneth P. Janette
   (Principal Accounting Officer)

                  *                                         Director
- ------------------------------------
          William J. Alley

                  *                                         Director
- ------------------------------------
           Rand V. Araskog

                  *                                         Director
- ------------------------------------
          Donald W. Griffin

                  *                                         Director
- ------------------------------------
          Paul G. Kirk, Jr.

                  *                                         Director
- ------------------------------------
         Katherine D. Ortega

                  *                                         Director
- ------------------------------------
         Burnell R. Roberts

                  *                                         Director
- ------------------------------------
           Gordon I. Ulmer


*By       GERALD J. POLLACK                                                                          March 23, 1995
   ---------------------------------
          Attorney-In-Fact


                                       A

                                 EXHIBIT INDEX

  Exhibit No.         Description                                          Location
  -----------         -----------                                          --------
     2.1              Distribution agreement between                       Incorporated by reference to Exhibit 2.1 to
                      ITT Corporation and Rayonier Inc.                    the Registrant's December 31, 1993 Form 10-K.

     3.1              Amended and Restated Articles of                     Incorporated by reference to Exhibit 4(a)
                      Incorporation                                        to the Registrant's Registration Statement on
                                                                           Form S-8 (Registration No. 33-52437).

     3.2              By-Laws                                              Incorporated by reference to Exhibit 3.2 to the
                                                                           Registrant's Registration Statement on
                                                                           Form 8-A dated December 15, 1993
                                                                           (the Form 8-A).

     4.1              Indenture dated as of September 1, 1992              Incorporated by reference to Exhibit 4.1 to
                      between the Company and Bankers                      the Registrant's December 31, 1993 Form 10-K.
                      Trust Company, as Trustee, with respect
                      to certain debt securities of the Company.

     4.2              First Supplemental Indenture dated as of             Incorporated by reference to Exhibit 4.2 to
                      December 13, 1993                                    the Registrant's December 31, 1993 Form 10-K.

     4.3              $100 million 364 day Revolving Credit                Incorporated by reference to Exhibit 4.1 to
                      Agreement dated as of April 21, 1994 among           the Registrant's March 31, 1994 Form 10-Q.
                      Rayonier Inc. as Borrower and the banks
                      named therein as Banks, Citibank, N.A. as
                      Administrative Agent and Citicorp Securities,
                      Inc. and the Toronto-Dominion Bank as
                      Arrangers

     4.4              $200 million Revolving Credit Agreement              Incorporated by reference to Exhibit 4.2 to
                      dated as of April 21, 1994 among                     the Registrant's March 31, 1994 Form 10-Q.
                      Rayonier Inc. as Borrower and the banks
                      named therein as Banks, Citibank, N.A. as
                      Administrative Agent and Citicorp Securities,
                      Inc. and the Toronto-Dominion Bank as
                      Arrangers

     4.5              Other instruments defining the rights                Not required to be filed.  The Registrant
                      of security holders, including indentures            hereby agrees to file with the Commission a
                                                                           copy of any other instrument defining the
                                                                           rights of holders of the Registrant's long-term
                                                                           debt upon request of the Commission.

      9               Voting trust agreement                               None


    10.1              Administration Services Agreement                    Incorporated by reference to Exhibit 10.1 to
                      between ITT Corporation and Rayonier Inc.            the Registrant's December 31, 1993 Form 10-K.

    10.2              Employee Benefits Agreement between                  Incorporated by reference to Exhibit 10.2 to
                      ITT Corporation and Rayonier Inc.                    the Registrant's December 31, 1993 Form 10-K.

                                       B

                                 EXHIBIT INDEX

  Exhibit No.         Description                                          Location
  -----------         -----------                                          --------
    10.3              Tax Allocation Agreement between                     Incorporated by reference to Exhibit 10.3 to
                      ITT Corporation and Rayonier Inc.                    the Registrant's December 31, 1993 Form 10-K.

    10.4              Canadian Assets Purchase Agreement                   Incorporated by reference to Exhibit 10.4 to
                      between ITT Corporation and                          the Registrant's December 31, 1993 Form 10-K.
                      Rayonier Inc.

    10.5              Rayonier Incentive Stock Plan                        Incorporated by reference to Exhibit 4(c) to
                                                                           the Registrant's Registration Statement on
                                                                           Form S-8 (File No. 33-52445).

    10.6              Rayonier Senior Executive Severance                  Incorporated by reference to Exhibit 10.6 to
                      Pay Plan                                             the Form 8-A.

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

    10.8              Rayonier Salaried Employees                          Incorporated by reference to Exhibit 10.8
                      Retirement Plan                                      to the Form 8-A.

    10.9              Form of Indemnification Agreement                    Incorporated by reference to Exhibit 10.9 to
                      between Rayonier Inc. and its                        the Registrant's December 31, 1993 Form 10-K.
                      Directors and Officers

    10.10             Rayonier Inc. Excess Benefit Plan                    Incorporated by reference to Exhibit 10.10 to
                                                                           the Registrant's December 31, 1993 Form 10-K.

    10.11             Rayonier Inc. Excess Savings Plan                    Incorporated by reference to Exhibit 10.11 to
                                                                           the Registrant's December 31, 1993 Form 10-K.

    10.12             Agreement for Transfer of Crown Forestry             Incorporated by reference to Exhibit to the
                      Licenses among Her Majesty, the Queen,               Registrant's Form 8-K dated May 15, 1992.
                      as vendor, and Rayonier New Zealand
                      Limited, as purchaser, and Rayonier Inc.,
                      as guarantor

    10.13             Form of Indemnification Agreement                    Incorporated by reference to Exhibit 10.1 to the
                      between Registrant and directors of                  Registrant's March 31, 1994 Form 10-Q.
                      Rayonier Forest Resources Company,
                      its wholly owned subsidiary which is
                      Managing General Partner of Rayonier
                      Timberlands, L.P., who are not also
                      directors of Registrant

    10.14             Description of Rayonier 1994 Incentive Stock         Incorporated by reference to Exhibit 10.1 to the
                      plan Contingent Performance Share Awards             Registrant's June 30, 1994 Form 10-Q

    10.15             Split-Dollar Life Insurance Agreement dated          Incorporated by reference to Exhibit 10.2 to the
                      June 22, 1994 between Rayonier Inc. and              Registrant's June 30, 1994 Form 10-Q
                      Ronald M. Gross

                                       C

                                 EXHIBIT INDEX

  Exhibit No.         Description                                          Location
  -----------         -----------                                          --------
    10.16             Deferred Compensation/Supplemental                   Incorporated by reference to Exhibit 10.3 to the
                      Retirement Agreement dated June 28, 1994             Registrant's June 30, 1994 Form 10-Q
                      between Rayonier Inc. and Ronald M. Gross

    10.17             Other material contracts                             None

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

     12               Statements re computation of ratios                  Filed herewith

     13               Annual report to security holders,                   Not applicable
                      Form 10-Q or quarterly report to
                      security holders

     16               Letter re change in certifying accountant            Not applicable

     18               Letter re change in accounting principles            Not applicable

     19               Previously unfiled documents                         None

     21               Subsidiaries of the Registrant                       Incorporated by reference to Exhibit 21 to
                                                                           the Registrant's December 31, 1993 Form 10-K.

     22               Published report regarding matters                   None
                      submitted to vote of security holders

     23               Consents of experts and counsel                      Filed herewith

     24               Powers of attorney                                   Filed herewith

     27               Financial data schedule                              Filed herewith

     28               Information from reports furnished to                Not applicable
                      state insurance regulatory authorities

     99               Additional exhibits                                  None


                                       D