Form 10-K405/A
period 1994-12-31
RAYONIER INC
filed 1995-04-11
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

     /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
              For the year ended December 31, 1994

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from             to
                                             ------------   ------------

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

                                                          YES /x/ NO / /
                                                              ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /x/
           ---
The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant on March 15, 1995 was approximately $839 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8. is hereby amended to correct a typographical error in Footnote 15 "Segment Information" on Page F-17. The following correction is made:

        The 1994 balance of Identifiable Assets for the Timber and Wood Products segment is changed from $787 million to $685 million. The 1994 balance of Identifiable Assets for the Specialty Pulp Products segment is changed from $685 million to $787 million.

See "Index to Financial Statements" on Page ii.

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

                                                   ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 31, 1995

                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                   For the Three Years Ended December 31, 1994
                  (Thousands of dollars, except per share data)

                                                                         1994              1993              1992
                                                                         ----              ----              ----
        Sales                                                         $1,069,494         $936,310         $ 973,673
                                                                      ----------         --------         ---------

        Costs and expenses
           Cost of sales                                                 877,439          780,831           821,571

           Selling and general expenses                                   27,676           27,390            32,228

           Commission expenses                                             1,021              885            13,115

           Other operating (income) expenses, net                         (5,989)          (2,641)            4,639

           Provision for dispositions                                         --            2,679           188,724
                                                                      ----------         --------         ---------

                                                                         900,147          809,144         1,060,277
                                                                      ----------         --------         ---------

        Operating income (loss)                                          169,347          127,166           (86,604)

        Equity in net loss of
           Grays Harbor Paper Company                                         --               --            (3,257)

        Interest expense                                                 (31,065)         (23,368)          (21,327)

        Interest and miscellaneous income, net                             2,207            1,608             2,004

        Minority interest                                                (32,419)         (22,508)          (22,702)
                                                                      ----------         --------         ---------

        Income (loss) before income taxes                                108,070           82,898          (131,886)

        Income tax (expense) benefit                                     (38,038)         (30,432)           50,366
                                                                      ----------         --------         ---------

        Income (loss) before cumulative effect

           of accounting changes                                          70,032           52,466           (81,520)

        Cumulative effect of accounting changes (SFAS No. 106
           and SFAS No. 112) net of tax benefit of $11,310                    --               --           (21,956)
                                                                      ----------         --------         ---------

        Net income (loss)                                             $   70,032         $ 52,466         $(103,476)
                                                                      ==========         ========         =========

        Earnings (loss) per Common Share:
           Income (loss) before cumulative effect
               of accounting changes                                       $2.36            $1.77            $(2.77)
                                                                           =====            =====            ======
           Cumulative effect of accounting changes                         $  --            $  --            $(0.74)
                                                                           =====            =====            ======
           Net income (loss)                                               $2.36            $1.77            $(3.51)
                                                                           =====            =====            ======




       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1994 and 1993
                             (Thousands of dollars)

                                     ASSETS

                                                                                         1994                1993
                                                                                         ----                ----
CURRENT ASSETS
      Cash                                                                           $    9,178          $    5,989
      Accounts receivable, less allowance for doubtful
           accounts of $4,358 and $4,268                                                103,892              82,696
      Inventories
           Finished goods                                                                39,929              46,516
           Work in process                                                               18,221              16,235
           Raw materials                                                                 34,022              44,057
           Manufacturing and maintenance supplies                                        27,567              26,751
                                                                                     ----------          ----------
                                                                                        119,739             133,559
      Deferred income taxes                                                               4,382              10,498
      Prepaid timber stumpage                                                            47,338              55,770
      Other current assets                                                               12,692              10,752
                                                                                     ----------          ----------
           Total current assets                                                         297,221             299,264


OTHER ASSETS                                                                             29,439              24,025

TIMBER STUMPAGE                                                                          36,756              12,480

TIMBER, TIMBERLANDS, AND LOGGING ROADS,
           NET OF DEPLETION AND AMORTIZATION                                            476,132             470,077


PROPERTY, PLANT, AND EQUIPMENT

      Land, buildings, machinery, and equipment                                       1,202,484           1,149,447

      Less - accumulated depreciation                                                   530,857             480,518
                                                                                     ----------          ----------

                                                                                        671,627             668,929
                                                                                     ----------          ----------


                                                                                     $1,511,175          $1,474,775
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

                         RAYONIER INC. AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                   For the Three Years Ended December 31, 1994
                             (Thousands of dollars)

                                                                     1994              1993             1992
                                                                     ----              ----             ----

Balance, beginning of year                                         $448,878          $518,252         $639,258

      Net income (loss)                                              70,032            52,466         (103,476)

      Cash dividends to shareholders                                (21,290)               --               --

      Cash dividends to ITT Corporation                                  --          (121,840)         (17,530)
                                                                   --------          --------         --------
Balance, end of year                                               $497,620          $448,878         $518,252
                                                                   ========          ========         ========




                    STATEMENTS OF CONSOLIDATED COMMON SHARES
                         AND CUMULATIVE PREFERRED STOCK

                   For the Three Years Ended December 31, 1994
                    (Thousands of dollars, except for shares)

                                                                                               Cumulative
                                                          Common Shares                       Preferred Stock
                                                   -------------------------              ----------------------
                                                   Shares             Amount              Shares          Amount
                                                   ------             ------              ------          ------
Balance, January 1, 1992                          29,565,392         $157,426                 --          $    --

     Issuance of Cumulative
       Preferred Stock                                    --               --             30,000           30,000

     Redemption of Cumulative
       Preferred Stock                                    --               --            (30,000)         (30,000)
                                                  ----------         --------            -------          -------

Balance, December 31, 1992                        29,565,392          157,426                 --               --
                                                  ----------         --------            -------          -------

Balance, December 31, 1993                        29,565,392          157,426                 --               --

     Common Shares issued
        under stock option plans                       9,415              155                 --               --
                                                  ----------         --------             ------          -------
Balance, December 31, 1994                        29,574,807         $157,581                 --          $    --
                                                  ==========         ========             ======          =======






       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                   For the Three Years Ended December 31, 1994
                             (Thousands of dollars)

                                                                                    1994            1993            1992
                                                                                    ----            ----            ----
OPERATING ACTIVITIES

Net income (loss)                                                                $  70,032       $  52,466       $(103,476)
Cumulative effect of accounting changes                                                --               --          21,956
                                                                                 ---------       ---------       ---------
Income (loss) before cumulative effect of accounting changes                        70,032          52,466         (81,520)
Non-cash items included in income
    Depreciation, depletion, and amortization                                       90,200          78,272          77,885
    Deferred income taxes                                                            3,007          37,291         (56,938)
    Equity in undistributed losses of Grays Harbor Paper Company                        --              --           3,257
    Write-down of property, plant, and equipment                                        --              --          81,804
Increase (decrease) in other noncurrent liabilities                                  7,954         (10,284)         (1,387)
Change in accounts receivable, inventories, and accounts payable                     8,499          (5,887)        (13,711)
Decrease (increase) in prepaid timber stumpage                                       8,432         (15,226)          2,391
Change in reserves for dispositions and discontinued operations                     (5,221)          2,679         106,920
Other changes in working capital                                                     6,829         (21,002)         14,354
                                                                                 ---------        --------        --------
Cash from operating activities                                                     189,732         118,309         133,055
                                                                                 ---------       ---------       ---------

INVESTING ACTIVITIES
Capital expenditures, net of sales, retirements,
    and reclassifications of $1,678, $167, and $755                                (98,953)        (71,589)        (96,289)
New Zealand forest assets acquisition                                                   --              --        (196,500)
Expenditures for dispositions and discontinued operations, net
    of tax benefits (payments) of $4,571, $10,318, and ($8,933)                     (7,713)        (17,412)        (27,146)
Change in timber stumpage and other assets                                         (29,690)         (6,179)         (1,394)
                                                                                 ---------       ---------       ---------
Cash used for investing activities                                                (136,356)        (95,180)       (321,329)
                                                                                 ---------       ---------       ---------

FINANCING ACTIVITIES

Increase in indebtedness to ITT Corporation                                             --              --         167,000
Repayments of indebtedness to ITT Corporation                                           --              --        (167,000)
Issuance of debt                                                                   267,084         112,435         249,700
Repayments of debt                                                                (282,003)        (17,698)        (51,402)
Issuance of preferred stock                                                             --              --          30,000
Redemption of preferred stock                                                           --              --         (30,000)
Cash dividends to ITT Corporation                                                       --        (121,840)        (17,530)
Cash dividends to shareholders                                                     (21,290)             --              --
Issuance of Common Shares                                                              155              --              --
(Decrease) increase in minority interest                                           (14,133)           (768)          4,486
                                                                                 ---------       ---------       ---------
Cash (used for) from financing activities                                          (50,187)        (27,871)        185,254
                                                                                 ---------       ---------       ---------

CASH AND SHORT-TERM INVESTMENTS

Increase (decrease) in cash and short-term investments                               3,189          (4,742)         (3,020)
Balance at beginning of year                                                         5,989          10,731          13,751
                                                                                 ---------       ---------       ---------
Balance at end of year                                                           $   9,178       $   5,989       $  10,731
                                                                                 =========       =========       =========

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:

    Interest                                                                     $  30,996       $  24,289       $  22,562
                                                                                 =========       =========       =========
    Income taxes, net of refunds                                                 $  23,705       $ (18,193)      $  13,835
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

Earnings (Loss) per Common Share

Earnings (loss) per Common Share through February 28, 1994 and for 1993 and 1992 were computed, after deducting preferred dividends paid in 1992, based on the number of Rayonier Common Shares that were outstanding on February 28, 1994, the date of Rayonier's spin-off from ITT Corporation (ITT). Earnings per Common Share for February 28, 1994 through December 31, 1994 were determined based on the weighted average number of Common Shares and dilutive Common Shares outstanding during the period. Common stock equivalents were excluded from the 1993 and 1992 computations due to immateriality. The number of Common Shares used in earnings (loss) per Common Share computations was 29,697,054 for 1994 and 29,565,392 for 1993 and 1992. See Notes 5 and 10.

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

                                               1994                      1993                       1992
                                               ----                      ----                       ----
SALES
     Northwest                              $ 115,261                  $  70,734                  $ 81,985
     Southeast                                 51,260                     45,313                    34,410
                                            ---------                  ---------                 ---------
                                            $ 166,521                  $ 116,047                  $116,395
                                            =========                  =========                 =========

OPERATING INCOME
     Northwest                              $  94,576                  $  56,249                 $  68,318
     Southeast                                 39,157                     33,457                    23,608
     Corporate and other                       (1,724)                    (2,308)                   (3,279)
                                            ---------                  ---------                 ---------
                                            $ 132,009                  $  87,398                 $  88,647
                                            =========                  =========                 =========

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

Income tax data before the cumulative effect of accounting changes are as follows:

                                                                         1994              1993                1992
                                                                         ----              ----                ----
Provision (benefit) for income tax

   Current

        U.S. federal                                                   $30,018           $(18,530)          $  1,199
        State and local                                                  2,157             (1,216)               117
        Foreign                                                         (1,715)             2,569                 --
                                                                       -------           --------           --------
                                                                        30,460            (17,177)             1,316
                                                                       -------           --------           --------

   Deferred

        U.S. federal                                                     6,288             39,713            (47,795)
        State and local                                                    318              3,292             (3,268)
        Foreign                                                            972              4,604               (619)
                                                                       -------           --------           --------
                                                                         7,578             47,609            (51,682)
                                                                       -------           --------           --------

                                                                       $38,038           $ 30,432           $(50,366)
                                                                       =======           ========           ========

Deferred income tax provision (benefit) represents the tax effect related to recording revenues and expenses in different periods for financial reporting and tax return purposes. Deferred tax assets (liabilities) included the following at December 31, 1994 and 1993:

                                                                                 1994                   1993
                                                                                 ----                   ----

                   Accelerated depreciation                                   $(126,663)             $(122,544)
                   Reserves for dispositions
                     and discontinued operations                                 16,700                 23,212
                   Other                                                        (13,293)               (16,346)
                                                                              ---------              ---------
                                                                              $(123,256)             $(115,678)
                                                                              =========              =========

A reconciliation of the tax provision (benefit) at the U.S. statutory rate to the provision (benefit) for income tax as reported is as follows:

                                                                         1994               1993               1992
                                                                         ----               ----               ----

Tax provision (benefit) at U.S. statutory rate                         $37,825            $29,014           $(44,841)
Benefit of foreign sales corporations                                     (608)            (1,500)            (3,089)
Effect of remeasurement of deferred tax liability                           --              1,583                 --
State and local taxes, net of federal tax benefit                        1,609              1,349             (2,080)
All other, net                                                            (788)               (14)              (356)
                                                                       -------            -------           --------
Provision (benefit) for income tax                                     $38,038            $30,432           $(50,366)
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

8.  DEBT

Rayonier's debt included the following at December 31, 1994 and 1993:

                                                                                1994             1993
                                                                                ----             ----

      Short-term bank loans                                                   $     84          $180,800
      Commercial paper, at interest rates of 5.95% to 6.30%                    100,000                --
      Variable rate revolving credit agreement - due 1999                       67,000                --
      7.5% notes - due 2002                                                    110,000           110,000
      Medium-term notes due 1998-1999 at interest rates
            of 5.84% to 6.16%                                                   16,000            16,000
      Medium-term notes due 1995-1997 at variable interest rates               100,000                --
      Variable rate term loan agreement                                             --           100,000
      Pollution control and industrial revenue bonds -
            due 1995-2015 at interest rates of 4.75% to 8.0%                    89,345            90,410
      All other                                                                    793               931
                                                                              --------          --------

       Total debt                                                              483,222           498,141

       Less:

           Short-term bank loans                                                    84           180,800
           Current maturities                                                      218             1,203
                                                                              --------          --------

      Long-term debt                                                          $482,920          $316,138
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

Required repayment of principal for debt is as follows:

                                    1995                                       $ 33,302
                                    1996                                         33,524
                                    1997                                         36,229
                                    1998                                          3,342
                                    1999                                        184,475
                                    2000-2015                                   192,350
                                                                               --------
                                                                               $483,222
                                                                               ========

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

Stock option activity is summarized as follows:

       Outstanding - December 31, 1993                               --
       Granted:
         Substitute Stock Option Plan                           382,434
         1994 Plan                                              350,000

      Exercised                                                  (9,415)
      Canceled                                                   (2,000)
                                                                -------

      Outstanding - December 31, 1994                           721,019
                                                                =======

      Exercisable - December 31, 1994                           191,465
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

The following table discloses periodic pension cost for Rayonier plans and total Rayonier pension expense for the three years ended December 31:

                                                                               1994                1993               1992
                                                                               ----                ----               ----
Defined Benefit Plans
      Service cost                                                           $ 4,152            $  1,567             $1,668
      Interest cost                                                            5,666               5,573              5,707
      Return on assets                                                        (4,409)            (13,138)            (5,325)
      Net amortization and deferral                                           (2,576)              6,276             (1,451)
                                                                             -------            --------             ------
      Net periodic pension cost of Rayonier plans                              2,653                 278                599
Other Pension Cost
      Rayonier portion of ITT Salaried
        Retirement Plan                                                          530               2,581              2,938
      Multi-employer plans                                                       335                 165                 --
      Defined contribution plans                                               1,246               1,294              1,329
                                                                             -------            --------             ------
      Total pension expense                                                  $ 4,764            $  4,318             $4,866
                                                                             =======            ========             ======

The following table sets forth the funded status of the Rayonier pension plans (for hourly paid employees only in 1993), the amounts recognized in the balance sheets of the Company at December 31, 1994 and 1993 and the principal weighted average assumptions inherent in their determination:


                                                           1994         1993
                                                           ----         ----
      Actuarial present value of benefit obligations:
        Vested benefit obligation                        $ 69,842     $ 73,017
                                                         ========     ========
        Accumulated benefit obligation                   $ 73,569     $ 76,979
                                                         ========     ========

      Projected benefit obligation                       $ 73,993     $ 76,979
      Plan assets at fair value                            81,597       83,373
                                                         --------     --------
      Plan assets in excess of
        projected benefit obligation                        7,604        6,394
      Unrecognized net loss                                 1,676       10,223
      Unrecognized past service cost                        5,139        4,601
      Curtailment effects and termination benefits           --         (3,550)
      Unrecognized net assets at
        January 1, 1994 and 1993                           (5,695)      (6,382)
                                                         --------     --------
      Prepaid pension asset recognized
        in the balance sheets                            $  8,724     $ 11,286
                                                         ========     ========

      Actuarial assumptions:

        Discount rate                                        8.50%        7.50%
        Rate of return on invested assets                    9.75%        9.75%
        Salary increase assumption                           5.00%        5.00%


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

The following table discloses postretirement health care and life insurance benefits expense (excluding the cumulative catch-up adjustment in 1992) for the three years ended December 31:

                                                   1994       1993         1992
                                                   ----       ----         ----
Service cost                                     $   618     $   260     $   239
Interest cost                                      1,642         766         721
Net amortization and deferral                        448        --          --
                                                 -------     -------     -------
Net periodic expense of Rayonier plans             2,708       1,026         960
Rayonier portion of expense for
  ITT Plans for salaried employees                   212       1,146       1,653
                                                 -------     -------     -------
Total postretirement benefits expense            $ 2,920     $ 2,172     $ 2,613
                                                 =======     =======     =======

The following table sets forth the status of the postretirement benefit plans other than pensions (for hourly paid employees only in 1993), the amounts recognized in Rayonier's balance sheets at December 31, 1994 and 1993 and the principal weighted average assumptions inherent in their determination:


                                                                    1994          1993
                                                                    ----          ----
                  Accumulated postretirement benefit obligation   $ 22,364     $ 10,623
                  Unrecognized net loss                             (7,214)        (832)
                                                                  --------     --------
                  Liability recognized in the balance sheet       $ 15,150     $  9,791
                                                                  ========     ========

                  Actuarial assumptions:
                     Discount rate                                    8.5%         7.5%
                     Ultimate health care trend rate                  6.0%         6.0%

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

Please refer to Item 6 and Item 7, where information regarding business segment sales, operating income, and business conditions is provided. Additional segment information for the three years ended December 31 was as follows (millions of dollars):

                                                                     Depreciation,
                             Gross Plant Additions              Depletion & Amortization                 Identifiable Assets
                            -----------------------             ------------------------              ------------------------
                            1994      1993     1992             1994      1993      1992              1994      1993      1992
                            ----      ----     ----             ----      ----      ----              ----      ----      ----
Timber and
  Wood Products           $    42   $    30   $    23         $    25   $    21   $    17            $   685   $   649   $   591
Specialty Pulp Products        58        41        71              64        56        54                787       794       822
Corporate and other             1         1         1               1         1         1                 37        31        51
Dispositions                   --        --         2              --        --         6                  2         1        12
                          -------   -------   -------         -------   -------   -------            -------   -------   -------
     Total                $   101   $    72   $    97         $    90   $    78   $    78            $ 1,511   $ 1,475   $ 1,476
                          =======   =======   =======         =======   =======   =======            =======   =======   =======

Geographical Operating Information - All Segments  (millions of dollars)

                         Sales               Operating Income (Loss)        Identifiable Assets
                ------------------------   --------------------------    ------------------------
                  1994     1993    1992     1994      1993      1992      1994     1993     1992
                  ----     ----    ----     ----      ----      ----      ----     ----     ----
United States   $  945   $  839   $  944   $  160    $  103    $  (89)   $1,278   $1,248   $1,271
New Zealand         98       93       30       12        27         5       222      226      205
All other           26        4       --       (3)       (3)       (3)       11        1       --
                ------   ------   ------   ------    ------    ------    ------   ------   ------
     Total      $1,069   $  936   $  974   $  169    $  127    $  (87)   $1,511   $1,475   $1,476
                ======   ======   ======   ======    ======    ======    ======   ======   ======

Export Sales - All Segments  (millions of dollars)

Sales of products produced in various countries for export to other countries consisted of the following:

 Operating                     Sales
  Location                  Destination                  1994       1993       1992
- -----------                 -----------                  ----       ----       ----
United States               Asia Pacific                 $266       $282       $303
                            Western Europe                108        109        146
                            All other                      68         62         63
                                                         ----       ----       ----
                                                          442        453        512
                                                         ----       ----       ----

New Zealand                 Asia Pacific                   54         67         19
                            Western Europe                 --          4         --
                            All other                       7          2         --
                                                         ----       ----       ----
                                                           61         73         19
                                                         ----       ----       ----

All other                                                  20          4         --
                                                         ----       ----       ----

     Total                                               $523       $530       $531
                                                         ====       ====       ====


16.  QUARTERLY RESULTS FOR 1994 AND 1993 (UNAUDITED)
      (thousands, except per share amounts)

                                                                            Quarter Ended
                                                    --------------------------------------------------------------          Total
                                                     March 31         June 30          Sept. 30          Dec. 31             Year
                                                    ---------        ---------        ----------        ----------        ----------
        1994
        ----
        Sales                                       $ 257,727        $ 250,770        $  286,006        $  274,991        $1,069,494
                                                    =========        =========        ==========        ==========        ==========

        Operating income                            $  51,172        $  35,231        $   40,075        $   42,869        $  169,347
                                                    =========        =========        ==========        ==========        ==========

        Net income                                  $  21,719        $  14,114        $   16,405        $   17,794        $   70,032
                                                    =========        =========        ==========        ==========        ==========

        Earnings per Common Share                   $     .73        $     .48        $      .55        $      .60        $     2.36
                                                    =========        =========        ==========        ==========        ==========


        1993
        ----
        Sales                                       $ 216,320        $ 256,575        $  226,445        $  236,970        $  936,310
                                                    =========        =========        ==========        ==========        ==========

        Operating income                            $  36,649        $  48,750        $   24,245        $   17,522        $  127,166
                                                    =========        =========        ==========        ==========        ==========

        Net income                                  $  16,820        $  24,790        $    7,733        $    3,123        $   52,466
                                                    =========        =========        ==========        ==========        ==========

        Earnings per Common Share                   $     .57        $     .84        $      .26        $      .10        $     1.77
                                                    =========        =========        ==========        ==========        ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RAYONIER INC.


                                   By    KENNETH P. JANETTE
                                      ------------------------------------------
                                         Kenneth P. Janette
April 7, 1995                            Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                 TITLE                               DATE
             ---------                                 -----                               ----
                 *                            Chairman of the Board,
- ----------------------------------            President, Chief Executive
          Ronald M. Gross                     Officer and Director
   (Principal Executive Officer)

         GERALD J. POLLACK                    Senior Vice President and               April 7, 1995
- ----------------------------------            Chief Financial Officer
         Gerald J. Pollack
   (Principal Financial Officer)

        KENNETH P. JANETTE                    Vice President and                      April 7, 1995
- ----------------------------------            Corporate Controller
       Kenneth P. Janette
  (Principal Accounting Officer)

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

                 *                                  Director
- ----------------------------------
         Donald W. Griffin

                 *                                  Director
- ----------------------------------
         Paul G. Kirk, Jr.

                 *                                  Director
- ----------------------------------
        Katherine D. Ortega

                 *                                  Director
- ----------------------------------
        Burnell R. Roberts

                                                    Director
- ----------------------------------
      Nicholas L. Trivisonno

                 *                                  Director
- ----------------------------------
          Gordon I. Ulmer


*By      GERALD J. POLLACK                                                            April 7, 1995
    ------------------------------
         Attorney-In-Fact