Form 10-Q
period 1995-03-31
RAYONIER INC
filed 1995-05-15
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

         YES  X  NO    .
             ---    ---
         As of May 3, 1995, there were 29,615,969 Common Shares of the Registrant outstanding.

                                  ---------

                                  RAYONIER INC.

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
              PART I.      FINANCIAL INFORMATION

              Item l.      Financial Statements

                           Statements of Consolidated Income for the
                           Three Months Ended March 31, 1995 and 1994                                1

                           Consolidated Balance Sheets as of March 31, 1995
                           and December 3l, 1994                                                     2

                           Statements of Consolidated Cash Flows for the
                           Three Months Ended March 31, 1995 and 1994                                3


              Item 2.      Management's Discussion and Analysis
                           of Financial Condition and Results of Operations                          4-6

              Item 3.      Selected Operating Data                                                    7

              PART II.     OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                                          8

                           Signature                                                                 8

                           Exhibit Index                                                             9

PART I.  FINANCIAL INFORMATION

ITEM L.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position, and the cash flows for the periods presented. Certain reclassifications have been made to the prior year's financial statements to conform to current year presentation. For a full description of accounting policies, please refer to Notes to Consolidated Financial Statements in the l994 Annual Report on Form l0-K.

                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                                  THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                                  ---------------
                                                                             1995                  1994
                                                                           --------              --------
     SALES                                                                 $285,832              $257,727
                                                                           --------              --------
     Costs and expenses

         Cost of sales                                                      224,044               199,132

         Selling and general expenses                                         8,387                 6,708

         Other operating (income) expense, net                               (1,443)                  715
                                                                           --------              --------
     Total costs and expenses                                               230,988               206,555
                                                                           --------              --------
     OPERATING INCOME                                                        54,844                51,172

         Interest expense                                                    (8,535)               (6,746)

         Interest and miscellaneous income, net                                 668                   533

         Minority interest                                                   (9,300)              (11,076)
                                                                           --------              --------
     Income before income taxes                                              37,677                33,883

         Income taxes                                                       (12,528)              (12,164)
                                                                           --------              --------
     NET INCOME                                                            $ 25,149              $ 21,719
                                                                           ========              ========
     NET INCOME PER COMMON SHARE                                              $0.84                 $0.73
                                                                              =====                 =====
     Weighted average Common Shares
       outstanding                                                       29,847,437            29,589,292
                                                                         ==========            ==========

                                      1

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                    MARCH 31,       DECEMBER 31,
                                                                      1995             1994
                                                                   ----------       ------------
CURRENT ASSETS
     Cash                                                          $   12,268       $    9,178
     Accounts receivable, less allowance for
       doubtful accounts of $4,424 and $4,358                         117,523          103,892
     Inventories
         Finished goods                                                52,366           39,929
         Work in process                                               19,525           18,221
         Raw materials                                                 43,705           34,022
         Manufacturing and maintenance supplies                        29,564           27,567
           Total inventories                                          145,160          119,739

     Deferred income taxes                                              4,590            4,382
     Prepaid timber stumpage                                           56,919           47,338
     Other current assets                                              13,093           12,692
         Total current assets                                         349,553          297,221

OTHER ASSETS                                                           30,803           29,439

TIMBER STUMPAGE                                                        35,616           36,756

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  NET OF DEPLETION AND AMORTIZATION                                   476,129          476,132

PROPERTY, PLANT AND EQUIPMENT
     Land, buildings, machinery and equipment                       1,225,380        1,202,484
     Less - accumulated depreciation                                  547,451          530,857
                                                                   ----------       ----------
       Net property, plant and equipment                              677,929          671,627
                                                                   ----------       ----------
TOTAL ASSETS                                                       $1,570,030       $1,511,175
                                                                   ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $   83,595       $   83,658
     Bank loans and current maturities of long-term debt               27,757              302
     Accrued taxes                                                     22,362            7,676
     Accrued payroll and benefits                                      17,051           20,043
     Other current liabilities                                         42,326           41,831
     Current reserves for dispositions and discontinued
       operations                                                      23,925           25,370
                                                                   ----------       ----------
        Total current liabilities                                     217,016          178,880

DEFERRED INCOME TAXES                                                 131,043          127,638

LONG-TERM DEBT                                                        482,783          482,920

NONCURRENT RESERVES FOR DISPOSITIONS AND
  DISCONTINUED OPERATIONS (Net of discontinued
  operations' assets of $12,122 and $13,023)                           18,529           20,325

OTHER NONCURRENT LIABILITIES                                           24,827           23,695

MINORITY INTEREST                                                      22,202           22,516

SHAREHOLDERS' EQUITY
     Common Shares, 60 million shares authorized, 29,615,969
          and 29,574,807 shares issued and outstanding                158,263          157,581
     Retained earnings                                                515,367          497,620
                                                                   ----------       ----------
           Total shareholders' equity                                 673,630          655,201
                                                                   ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,570,030       $1,511,175
                                                                   ==========       ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                         THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                        ---------------
                                                                                    1995                  1994
                                                                                  --------              --------
OPERATING ACTIVITIES

Net income                                                                        $ 25,149              $ 21,719
Non-cash items included in income
     Depreciation, depletion and amortization                                       24,492                24,036
     Deferred income taxes                                                           2,465                (1,045)
Increase in other noncurrent liabilities                                             1,132                   708
Change in accounts receivable, inventories
  and accounts payable                                                             (39,115)              (23,851)
Increase in prepaid timber stumpage                                                 (9,581)               (5,347)
Increase in accrued taxes                                                           14,686                18,095
Change in reserves for dispositions and discontinued operations                     (1,274)                    -
Other changes in working capital                                                    (2,898)               (1,797)
                                                                                  --------              --------
Cash from operating activities                                                      15,056                32,518
                                                                                  ========              ========

INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
  of $652 and $101                                                                 (30,791)              (20,473)
Expenditures for dispositions and discontinued operations, net
  of tax benefits of $732 and $1,059                                                (1,235)               (1,788)
Change in other assets and timber stumpage                                            (224)               (2,060)
                                                                                  --------              --------
Cash used for investing activities                                                 (32,250)              (24,321)
                                                                                  ========              ========

FINANCING ACTIVITIES

Issuance of debt                                                                    27,444                16,200
Repayments of debt                                                                    (126)                 (116)
Dividends                                                                           (7,402)               (5,321)
Issuance of Common Shares                                                              682                     -
Decrease in minority interest                                                         (314)              (15,679)
                                                                                  --------              --------
Cash from (used for) financing activities                                           20,284                (4,916)
                                                                                  ========              ========

CASH

Increase during the period                                                           3,090                 3,281
Balance at beginning of period                                                       9,178                 5,989
                                                                                  --------              --------
Balance at end of period                                                          $ 12,268               $ 9,270
                                                                                  ========              ========

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
     Interest                                                                     $  4,835              $  4,273
                                                                                  ========              ========
     Income taxes, net of refunds                                                 $ (2,768)             $ (4,015)
                                                                                  ========              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales and operating income of Rayonier's business segments for the three months ended March 31, 1995 and 1994 were as follows (thousands of dollars):


                                                                                  THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                                ---------------
                                                                          1995                     1994
                                                                        ---------                ---------
SALES

TIMBER AND WOOD PRODUCTS:

Log Trading and Merchandising                                           $  80,001                $  75,592
Timberlands Management and Stumpage                                        50,153                   55,279
Wood Products                                                              15,123                   19,228
                                                                        ---------                ---------
     Total Before Intrasegment Eliminations                               145,277                  150,099
Intrasegment Eliminations                                                  (4,184)                  (4,496)
                                                                        ---------                ---------
     TOTAL TIMBER AND WOOD PRODUCTS                                       141,093                  145,603
                                                                        ---------                ---------

SPECIALTY PULP PRODUCTS:

Chemical Cellulose                                                         83,606                   71,007
Fluff and Specialty Paper Pulps                                            67,160                   42,048
                                                                        ---------                ---------
     TOTAL SPECIALTY PULP PRODUCTS                                        150,766                  113,055
                                                                        ---------                ---------
Intersegment Eliminations                                                  (6,027)                    (931)
                                                                        ---------                ---------
     TOTAL SALES                                                        $ 285,832                $ 257,727
                                                                        =========                =========

OPERATING INCOME

Timber and Wood Products                                                $  42,754                $  53,490
Specialty Pulp Products                                                    15,273                      532
Corporate and Other                                                        (2,171)                  (2,903)
Intersegment Eliminations                                                  (1,012)                      53
                                                                        ---------                ---------
     TOTAL OPERATING INCOME                                             $  54,844                $  51,172
                                                                        =========                =========


RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales of $286 million for the first quarter of 1995 were $28 million or 11 percent higher than the first quarter of 1994 primarily reflecting stronger demand for the Company's specialty pulp products. Operating income for the quarter of $55 million was $4 million or 7 percent higher than last year's level.

Timber and Wood Products

Timber and Wood Products' sales in the first quarter were $141 million, $5 million lower than the same period of 1994. Operating income for the quarter of $43 million was down $11 million from the prior year. In the first quarter of 1994, results for the Timber and Wood Products segment were unusually strong as a result of a late 1993 market correction that caused customers to delay harvesting of high-priced Northwest timber from 1993 to 1994. Excluding the unusual carryover of contracts into 1994, 1995 results were roughly equal to the first quarter of 1994 as the effects of improving log and timber sales offset a weak domestic lumber market.

Log trading and merchandising sales, which include the Company's New Zealand log sales, were up from the 1994 first quarter due to improved selling prices in both export and domestic markets. However, overall margins were unchanged as higher log costs largely offset selling price gains. Timberlands management and stumpage sales and operating income were down from last year's first quarter due to last year's high-priced carry-over volume in the Northwest U.S. region. However, in the Southeast U.S. region, results were very strong as wet weather and high demand for pulpwood resulted in higher prices and increased harvests from Rayonier's relatively dry acreage. Wood products sales and operating margins were down from the prior year due to weak domestic construction activity.

Specialty Pulp Products

Sales of Specialty Pulp Products increased to $151 million, up 33 percent from last year's first quarter, and operating income rose $14 million to $15 million. Market conditions in the pulp and paper industry continued to strengthen in the first quarter and prices improved for all of the Company's specialty pulp products, with chemical cellulose having its first significant price increase in several years. Price increases for the Company's high-value specialty pulps tend to lag those of commodity pulps. The Company expects to realize further price increases for its specialty pulp products in the second half of the year. However, reduced shipments due to scheduled spring maintenance downtime at the Company's pulp mills may cause 1995 second quarter operating income to be slightly below the first quarter.

Intersegment

First quarter intersegment sales of $6 million in 1995 were greater than the comparable 1994 amount due to higher stumpage sales from the Timber and Wood Products segment to the Specialty Pulp Products segment.

OTHER ITEMS

Interest expense was $9 million for the first quarter of 1995, up $2 million from 1994 due to higher interest costs on the Company's variable rate debt.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP), decreased $2 million to $9 million, due to the decrease in partnership earnings resulting from the lower Northwest stumpage volume partially offset by the favorable Southeast stumpage volume and prices. Rayonier's participation in the earnings of RTLP will increase from approximately 76 percent to approximately 99 percent effective January 1, 2001.

The effective tax rate for the first quarter of 1995 was 33.3 percent versus
35.9 percent in the 1994 first quarter. This decrease reflects benefits from tax reorganizations made following the spin-off from ITT as well as tax benefits on increased pulp export sales.

NET INCOME

Net income for the first quarter was $25 million or $0.84 per common share, up $3 million or $0.11 per common share from 1994. The Company estimates that first quarter 1994 results included approximately $7 million or $0.23 per share from the unusual carry-over of stumpage harvest volume in the Northwest U.S.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $15 million in the first quarter of 1995 declined from $33 million in 1994 as a result of increased working capital needs due to strong overall market conditions. Cash from operating activities together with an increase in debt of $27 million financed capital expenditures of $31 million, common dividends of $7 million and $1 million (after tax benefits) of environmental remediation and other costs relating to discontinued operations and units held for disposition. The Company's debt/capital ratio was 43 percent at March 31, 1995 and December 31, 1994.

EBITDA (defined as earnings before interest expense, income taxes and depreciation, depletion and amortization) for the first quarter of 1995 of $71 million or $2.37 per share increased $6 million or $.18 per share over the comparable period of 1994.

As of March 31, 1995, the Company had $28 million of bank loans and current maturities of long-term debt which includes medium-term notes scheduled to mature in the third quarter of 1995. The Company intends to refinance these notes with long-term securities issued in the public debt markets.

As of March 31, 1995, the Company had $115 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $174 million of new public debt securities. The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, working capital and other liquidity needs for the foreseeable future.

ITEM 3.  SELECTED OPERATING DATA

                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                     ---------------
                                                                                 1995              1994
                                                                                 ----              ----
TIMBER AND WOOD PRODUCTS

     Log Sales Volume
         North America - millions of board feet                                    60                 58
         New Zealand - thousands of cubic meters                                  387                414
         Other - millions of board feet                                             2                  2


     Timber Harvest Volume
         Northwest U.S. - millions of board feet                                   46                 66
         Southeast U.S. - thousands of short green tons                           673                463
         New Zealand - thousands of cubic meters                                  280                278


     Lumber Sold - millions of board feet                                          41                 47


     Intercompany Sales
         Logs - millions board feet                                                 1                  -
         Northwest U.S. Timber Stumpage
              - millions of board feet                                              7                  8
         Southeast U.S. Timber Stumpage
             - thousands of short green tons                                      165                 27



SPECIALTY PULP PRODUCTS

     Pulp Sales Volume
         Chemical Cellulose - thousands of metric tons                            105                 97
         Fluff and Specialty Paper Pulps - thousands of metric tons                93                 89


     Production as a Percentage of Capacity                                       100%                98%



SELECTED SUPPLEMENTAL INFORMATION (thousands of dollars)

     New Zealand - Sales                                                     $ 24,282           $ 24,915
                                                                             ========           ========
     New Zealand - Operating Income                                          $  3,693           $  3,202
                                                                             ========           ========

PART II.  OTHER INFORMATION

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

                                   RAYONIER INC.  (Registrant)
                                   ----------------------------

                                   BY   KENNETH P. JANETTE
                                        -----------------------
                                        Kenneth P. Janette
                                        Vice President and Corporate Controller
         May 15, 1995                   (Chief Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT NO.                            DESCRIPTION                                        LOCATION
     -----------                            -----------                                        --------
         2                     Plan of acquisition, reorganization,                              None
                               arrangement, liquidation or succession

         3.1                   Amended and restated articles of incorporation                    None

         3.2                   By-laws                                                           None

         4.1                   $100 million 364-day Revolving Credit Agreement dated             Filed herewith
                               as of April 14, 1995 among Rayonier Inc., as Borrower
                               and the banks named therein, as Banks and Citibank, N.A.,
                               as Administrative Agent and Citicorp Securities, Inc. and
                               the Toronto-Dominion Bank, as Arrangers

         4.2                   $200 million Revolving Credit Agreement dated as of               Filed herewith
                               April 14, 1995 among Rayonier Inc., as Borrower
                               and the banks named therein, as Banks and
                               Citibank, N.A., as Administrative Agent and
                               Citicorp Securities, Inc. and the
                               Toronto-Dominion Bank, as Arrangers

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