Form 10-Q
period 1995-06-30
RAYONIER INC
filed 1995-08-14
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

YES (X) NO ( )


As of August 1, 1995, there were 29,629,779 Common Shares of the Registrant outstanding.
                                   ---------

                                  RAYONIER INC.

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Consolidated Income for the
             Three Months and Six Months
             Ended June 30, 1995 and 1994                                       1

             Consolidated Balance Sheets as of June 30, 1995
             and December 31, 1994                                              2

             Statements of Consolidated Cash Flows for the
             Six Months Ended June 30, 1995 and 1994                            3

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations                   4-6

Item 3.      Selected Operating Data                                            7


PART II.     OTHER INFORMATION


Item 1.      Legal Proceedings                                                  8

Item 4.      Submission of Matters to a Vote of Security Holders                8

Item 6.      Exhibits and Reports on Form 8-K                                   8

             Signature                                                          8

             Exhibit Index                                                      9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (Rayonier or the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position, and the cash flows for the periods presented. For a full description of accounting policies, see Notes to Consolidated Financial Statements in the 1994 Annual Report on Form 10-K.

                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                         THREE MONTHS                           SIX MONTHS
                                                         ENDED JUNE 30,                        ENDED JUNE 30,
                                               --------------------------------      --------------------------------
                                                    1995               1994               1995               1994
                                               -------------      -------------      -------------      -------------
SALES                                          $     313,564      $     250,770      $     599,396      $     508,497
                                               -------------      -------------      -------------      -------------

COSTS AND EXPENSES

    Cost of sales                                    252,213            210,222            476,257            409,354

    Selling and general expenses                       9,426              7,545             17,813             14,253

    Other operating income, net                       (1,766)            (2,228)            (3,209)            (1,513)
                                               -------------      -------------      -------------      -------------
                                                     259,873            215,539            490,861            422,094
                                               -------------      -------------      -------------      -------------

OPERATING INCOME                                      53,691             35,231            108,535             86,403

    Interest expense                                  (8,773)            (7,845)           (17,308)           (14,591)

    Interest and miscellaneous income, net               999                751              1,667              1,284

    Minority interest                                 (7,272)            (6,295)           (16,572)           (17,371)
                                               -------------      -------------      -------------      -------------
INCOME BEFORE INCOME TAXES                            38,645             21,842             76,322             55,725

    Income taxes                                     (12,307)            (7,728)           (24,835)           (19,892)
                                               -------------      -------------      -------------      -------------

NET INCOME                                     $      26,338      $      14,114      $      51,487      $      35,833
                                               =============      =============      =============      =============

NET INCOME PER COMMON SHARE                    $        0.88      $        0.48      $        1.72      $        1.21
                                               =============      =============      =============      =============

Weighted average Common Shares
  outstanding                                     29,955,149         29,670,364         29,895,951         29,652,744
                                               =============      =============      =============      =============

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                             JUNE 30,     DECEMBER 31,
                                                                               1995          1994
                                                                           ----------     ------------
CURRENT ASSETS
     Cash                                                                  $    5,354     $    9,178
     Accounts receivable, less allowance for
       doubtful accounts of $4,341 and $4,358                                 128,998        103,892
     Inventories
         Finished goods                                                        60,654         39,929
         Work in process                                                       24,804         18,221
         Raw materials                                                         54,398         34,022
         Manufacturing and maintenance supplies                                29,719         27,567
                                                                           ----------     ----------
                                                                              169,575        119,739

     Deferred income taxes                                                      4,486          4,382
     Prepaid timber stumpage                                                   47,070         47,338
     Other current assets                                                      15,596         12,692
                                                                           ----------     ----------

         Total current assets                                                 371,079        297,221

OTHER ASSETS                                                                   28,416         29,439

TIMBER STUMPAGE                                                                38,866         36,756

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  NET OF DEPLETION AND AMORTIZATION                                           481,434        476,132

PROPERTY, PLANT AND EQUIPMENT
     Land, buildings, machinery and equipment                               1,250,274      1,202,484
     Less -- accumulated depreciation                                         562,855        530,857
                                                                           ----------     ----------
                                                                              687,419        671,627
                                                                           ----------     ----------
                                                                           $1,607,214     $1,511,175
                                                                           ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                      $   98,229     $   83,658
     Bank loans and current maturities of long-term debt                       51,086            302
     Accrued taxes                                                              6,637          7,676
     Accrued payroll and benefits                                              19,478         20,043
     Other current liabilities                                                 33,323         41,831
     Current reserves for dispositions and discontinued operations             20,744         25,370
                                                                           ----------     ----------
        Total current liabilities                                             229,497        178,880

DEFERRED INCOME TAXES                                                         137,819        127,638

LONG-TERM DEBT                                                                482,708        482,920

NONCURRENT RESERVES FOR DISPOSITIONS AND
  DISCONTINUED OPERATIONS (Net of discontinued
  operations' assets of $12,549 and $13,023)                                   16,599         20,325

OTHER NONCURRENT LIABILITIES                                                   26,374         23,695

MINORITY INTEREST                                                              21,479         22,516

SHAREHOLDERS' EQUITY
     Common Shares, 60 million shares authorized,
       29,621,937 and 29,574,807 shares issued and outstanding                158,439        157,581
     Retained earnings                                                        534,299        497,620
                                                                           ----------     ----------
           Total shareholders' equity                                         692,738        655,201
                                                                           ----------     ----------
                                                                           $1,607,214     $1,511,175
                                                                           ==========     ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                  SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                         --------------------------
                                                                            1995            1994
                                                                         ----------      ----------
OPERATING ACTIVITIES
     Net income                                                          $   51,487      $   35,833
     Non-cash items included in income:
         Depreciation, depletion and amortization                            47,238          45,448
         Deferred income taxes                                                7,912           2,451
     Increase in other noncurrent liabilities                                 2,679             830
     Change in accounts receivable, inventories
         and accounts payable                                               (60,371)        (16,199)
     Decrease (increase) in prepaid timber stumpage                             268         (15,244)
     (Decrease) increase in accrued taxes                                    (1,039)          6,299
     Change in reserves for dispositions and discontinued operations         (2,533)         (2,252)
     Other changes in working capital                                       (11,977)         (6,726)
                                                                         ----------      ----------
         Cash provided by operating activities                               33,664          50,440
                                                                         ==========      ==========

INVESTING ACTIVITIES
     Capital expenditures, net of sales and retirements
         of $713 and $220                                                   (68,332)        (45,823)
     Expenditures for dispositions and discontinued operations, net
         of tax benefits of $2,165 and $2,359                                (3,654)         (3,981)
     Change in other assets and timber stumpage                              (1,087)        (10,745)
                                                                         ----------      ----------
         Cash used for investing activities                                 (73,073)        (60,549)
                                                                         ==========      ==========


FINANCING ACTIVITIES
     Issuance of debt                                                        50,773         188,000
     Repayments of debt                                                        (201)       (147,981)
     Dividends                                                              (14,808)        (10,644)
     Issuance of Common Shares                                                  858              64
     Decrease in minority interest                                           (1,037)        (15,962)
                                                                         ----------      ----------
         Cash provided by financing activities                               35,585          13,477
                                                                         ==========      ==========

CASH
     Net (decrease) increase in cash                                         (3,824)          3,368
     Balance at beginning of period                                           9,178           5,989
                                                                         ----------      ----------
     Balance at end of period                                            $    5,354      $    9,357
                                                                         ==========      ==========


Supplemental disclosures of cash flow information

     Cash paid during the period for:
     Interest                                                            $   16,755      $   15,685
                                                                         ==========      ==========
     Income taxes, net of refunds                                        $   19,251      $   11,316
                                                                         ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales and operating income of Rayonier's business segments for the three months and six months ended June 30, 1995 and 1994 were as follows (thousands of dollars):

                                                       THREE MONTHS                    SIX MONTHS
                                                       ENDED JUNE 30,                 ENDED JUNE 30,
                                                --------------------------      --------------------------
                                                   1995            1994            1995             1994
                                                ----------      ----------      ----------      ----------
SALES

TIMBER AND WOOD PRODUCTS:

Log Trading and Merchandising                   $  121,301      $   85,117      $  201,302      $  160,709
Timberlands Management and Stumpage                 37,508          35,007          87,661          90,286
Wood Products                                       19,409          21,155          34,532          40,383
                                                ----------      ----------      ----------      ----------
     Total Before Intrasegment Eliminations        178,218         141,279         323,495         291,378
Intrasegment Eliminations                           (5,564)         (5,334)         (9,748)         (9,830)
                                                ----------      ----------      ----------      ----------
     TOTAL TIMBER AND WOOD PRODUCTS                172,654         135,945         313,747         281,548
                                                ----------      ----------      ----------      ----------


SPECIALTY PULP PRODUCTS:

Chemical Cellulose                                  82,423          74,114         166,029         145,121
Fluff and Specialty Paper Pulps                     64,933          41,518         132,093          83,566
                                                ----------      ----------      ----------      ----------
     TOTAL SPECIALTY PULP PRODUCTS                 147,356         115,632         298,122         228,687
                                                ----------      ----------      ----------      ----------

Intersegment Eliminations                           (6,446)           (807)        (12,473)         (1,738)
                                                ----------      ----------      ----------      ----------
     TOTAL SALES                                $  313,564      $  250,770      $  599,396      $  508,497
                                                ==========      ==========      ==========      ==========


OPERATING INCOME

Timber and Wood Products                        $   35,747      $   37,938      $   78,501      $   91,428
Specialty Pulp Products                             20,374          (1,001)         35,647            (469)
Corporate and Other                                 (3,330)         (1,749)         (5,501)         (4,652)
Intersegment Eliminations                              900              43            (112)             96
                                                ----------      ----------      ----------      ----------

     TOTAL OPERATING INCOME                     $   53,691      $   35,231      $  108,535      $   86,403
                                                ==========      ==========      ==========      ==========


RESULTS OF OPERATIONS

Sales and Operating Income

Sales of $314 million for the second quarter of 1995 were $63 million or 25 percent higher than second quarter of 1994 due to stronger sales prices for Specialty Pulp Products and increased sales volume from Log Trading and Merchandising. Operating income for the quarter of $54 million was $18 million or 52 percent higher than last year's level reflecting increased pulp prices. Sales for the six months ended June 30, 1995 of $599 million were $91 million or 18 percent higher than the prior year, and operating income of $109 million increased $22 million or 26 percent from the prior year.

Timber and Wood Products

Timber and Wood Products' sales in the second quarter were $173 million, up $37 million from the second quarter of 1994. The improvement in sales was driven by a significant increase in worldwide log trading volume. Operating income for the quarter of $36 million was down slightly from the second quarter of 1994 as improved log trading volume was offset by lower lumber selling prices and higher log costs.

Sales for the six month period were $314 million, up $32 million from the same period of 1994, with operating income of $79 million down $13 million from the prior year period. In the first quarter of 1994, results for the Timber and Wood Products segment were unusually strong as a result of a late 1993 market correction that caused customers to delay the harvesting of high-priced Northwest timber from 1993 to 1994.

Log trading and merchandising sales, which include the Company's New Zealand log sales, improved significantly from the 1994 second quarter due to stronger volume and selling prices in both export and domestic markets. However, overall margins were unchanged as higher log costs largely offset selling price gains. Timberlands management and stumpage sales and operating margins were up from last year's second quarter due to higher stumpage prices in the Southeast U.S. region and increased harvest volume in the Northwest U.S. region. Wood products sales and operating margins were down from the prior year due to lower sales prices caused by weak domestic construction activity. Wood products margins were also negatively impacted by increased log costs.

Specialty Pulp Products

Specialty Pulp Products' second quarter sales were $147 million, up $32 million from last year's second quarter, and operating income rose $21 million. Stronger pulp pricing and improved operating rates were partially offset by higher wood and chemical costs.

First half results for Specialty Pulp Products benefited from improved prices and operating rates. Sales for the six month period increased $69 million to $298 million and operating income improved from break-even in 1994 to $36 million. Pulp markets have continued to strengthen in 1995 and Specialty Pulp Products will benefit in the third quarter from another round of fluff pulp price increases and the second substantial price increase this year for chemical cellulose.

Intersegment

Six months intersegment sales of $12 million in 1995 were greater than the comparable 1994 amount due to higher stumpage sales from the Timber and Wood Products segment to the Specialty Pulp Products segment.

Other Items

Interest expense of $17 million for the first half of 1995 increased $3 million over 1994 primarily due to higher short term interest rates.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP), decreased $1 million to $17 million in the first half, due to decreased partnership earnings resulting from the absence of the Northwest stumpage carry-over earnings in 1994 partially offset by the favorable Southeast stumpage volume and prices. The minority participation in the earnings of RTLP will change from approximately 25 percent to approximately 1 percent effective January 1, 2001.

Income Taxes

The effective income tax rate for the first half of 1995 was 32.5 percent versus
35.7 percent in the 1994 first half. This decrease reflects benefits from tax reorganizations made following the spin-off from ITT as well as tax benefits on increased pulp export sales.

Net Income

Net income for the second quarter was $26 million or $0.88 per common share, up $12 million or $0.40 per common share from the 1994 level. Net income for the six months ended June 30, 1995 was $51 million or $1.72 per common share, up $16 million or $0.51 per common share from 1994's net income.

On July 12, 1995, the Company announced an agreement to sell for $46 million a 75 percent interest in 9 percent of its New Zealand timber base to a timber investment fund. Closing is scheduled for the third quarter at which time Rayonier will record a pretax gain of approximately $36 million, or $0.83 per common share, after tax. The net proceeds from the sale will be used to reduce debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $34 million in the first six months of 1995. Cash from operating activities together with an increase in debt of $51 million financed capital expenditures of $68 million, common dividends of $15 million and $4 million (after tax benefits) of environmental remediation and other costs relating to discontinued operations and units held for disposition. The Company's June 30, 1995 debt/capital ratio of 44 percent is 1 percent above the December 1994 level.

EBITDA (defined as earnings before provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) for the first six months of 1995 was $141 million, or $4.71 per common share, an increase of $25 million over the comparable period of 1994.

As of June 30, 1995, the Company had $51 million of bank loans and current maturities of long-term debt which includes medium-term notes scheduled to mature in the third quarter of 1995. The Company intends to refinance these notes with long-term securities issued in the public debt markets.

As of June 30, 1995, the Company had $100 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $174 million of new public debt securities. The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, working capital and other liquidity needs for the foreseeable future.

ITEM 3.  SELECTED OPERATING DATA

                                                                             THREE MONTHS               SIX MONTHS
                                                                            ENDED JUNE 30,            ENDED JUNE 30,
                                                                            --------------            --------------
                                                                           1995         1994         1995         1994
                                                                           ----         ----         ----         ----
TIMBER AND WOOD PRODUCTS

     Log Sales Volume
         North America - millions of board feet                             108           67          168          125
         New Zealand - thousands of cubic meters                            465          413          852          827
         Other - millions of board feet                                       4            3            6            5


     Timber Harvest Volume
         Northwest U.S. - millions of board feet                             42           38           88          104
         Southeast U.S. - thousands of short green tons                     476          490        1,148          953
         New Zealand - thousands of cubic meters                            324          289          604          567


     Lumber Sold - millions of board feet                                    53           56           94          105


     Intercompany Sales
         Logs - millions of board feet                                       10            1           11            1
         Northwest U.S. Timber Stumpage
              - millions of board feet                                       10            6           17           14
         Southeast U.S. Timber Stumpage
             - thousands of short green tons                                 37           19          202           46


SPECIALTY PULP PRODUCTS

     Pulp Sales Volume
         Chemical Cellulose - thousands of metric tons                      103          107          208          204
         Fluff and Specialty Paper Pulps - thousands of metric tons          81           87          174          176


     Production as a Percentage of Capacity                                  90%          84%          95%          91%


SELECTED SUPPLEMENTAL INFORMATION (thousands of dollars)

     New Zealand - Sales                                                $28,794      $25,933      $53,076      $50,848
                                                                        =======      =======      =======      =======

     New Zealand - Operating Income                                     $ 3,714      $ 3,975      $ 7,407      $ 7,177
                                                                        =======      =======      =======      =======

PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         The Company's Form 10-K for 1994 reported seven civil cases pending against the Company and its wholly owned subsidiary, Southern Wood Piedmont Company. One of these cases, Inez Tucker, et al. v. Southern Wood Piedmont Co., et al., was settled on June 12, 1995 for amounts not material to the Company and two of the other cases have been consolidated into one action.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 19, 1995. At that meeting, four directors were elected as follows (there were no broker non-votes with respect to the election of directors):

                                                                         VOTES FOR             VOTES WITHHELD
                                                                         ---------             --------------
         Directors of Class I, Term Expires in 1998:
           Ronald M. Gross                                              24,254,773                    139,606
           Katherine D. Ortega                                          24,242,677                    151,702
           Burnell R. Roberts                                           24,243,722                    150,657

         Director of Class III, Term Expires in 1997:
           Nicholas L. Trivisonno                                       24,244,634                    149,745


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

                                   RAYONIER INC. (Registrant)

                                   By   /s/ KENNETH P. JANETTE
                                        ----------------------------------------
                                         Kenneth P. Janette
                                         Vice President and Corporate Controller
         August 14, 1995                 (Chief Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT NO.                            DESCRIPTION                                    LOCATION
     -----------                            -----------                                    --------
         2                     Plan of acquisition, reorganization,                 None
                               arrangement, liquidation or succession

         3.1                   Amended and restated articles of incorporation       No amendments

         3.2                   By-laws                                              No amendments

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

                                       9