Form 10-Q
period 1995-09-30
RAYONIER INC
filed 1995-11-13
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

YES (X) NO ( )


As of November 6, 1995, there were 29,647,278 Common Shares of the Registrant outstanding.

                                    --------

                                  RAYONIER INC.

                                TABLE OF CONTENTS




                                                                                     PAGE
                                                                                     ----

PART I.      FINANCIAL INFORMATION



Item 1.      Financial Statements


             Statements of Consolidated Income for the
             Three Months and Nine Months
             Ended September 30, 1995 and 1994                                         1

             Consolidated Balance Sheets as of September
             30, 1995 and December 31, 1994                                            2

             Statements of Consolidated Cash Flows for the
             Nine Months Ended September 30, 1995 and 1994                             3


Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations                          4-6


Item 3.      Selected Operating Data                                                    7




PART II.     OTHER INFORMATION



Item 1.      Legal Proceedings                                                         8

Item 6.      Exhibits and Reports on Form 8-K                                          8

             Signature                                                                 8

             Exhibit Index                                                             9

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


                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                  Three Months                        Nine Months
                                                              Ended September 30,                  Ended September 30,
                                                              -------------------                  -------------------

                                                            1995              1994               1995               1994
                                                        -----------       ------------       ------------       ------------

SALES                                                  $    333,913       $    286,006       $    933,309       $    794,503
                                                       ------------       ------------       ------------       ------------

COSTS AND EXPENSES

    Cost of sales                                           264,558            239,672            740,815            649,026

    Selling and general expenses                              9,124              7,667             26,937             21,920

    Other operating income, net                              (1,126)            (1,408)            (4,335)            (2,921)
                                                       ------------       ------------       ------------       ------------

                                                            272,556            245,931            763,417            668,025
                                                       ------------       ------------       ------------       ------------

OPERATING INCOME                                             61,357             40,075            169,892            126,478

    Interest expense                                         (8,746)            (8,290)           (26,054)           (22,881)

    Non-recurring gain (See Item 2 - Other Items)            34,763                 --             34,763                 --

    Interest and miscellaneous income, net                      654                418              2,321              1,702

    Minority interest                                        (4,467)            (7,490)           (21,039)           (24,861)
                                                       ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                                   83,561             24,713            159,883             80,438

    Income taxes                                            (26,523)            (8,308)           (51,358)           (28,200)
                                                       ------------       ------------       ------------       ------------


NET INCOME                                             $     57,038       $     16,405       $    108,525       $     52,238
                                                       ============       ============       ============       ============

NET INCOME PER COMMON SHARE                            $       1.90       $       0.55       $       3.62       $       1.76
                                                       ============       ============       ============       ============

Weighted average Common Shares
  outstanding                                            30,071,300         29,757,506         29,963,590         29,686,693
                                                       ============       ============       ============       ============

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                           September 30,   December 31,
                                                                               1995           1994
                                                                           -------------   ------------

CURRENT ASSETS
     Cash                                                                  $   10,781      $    9,178
     Accounts receivable, net of allowance for
       doubtful accounts of $4,367 and $4,358                                 145,084         103,892
     Inventories
         Finished goods                                                        66,826          39,929
         Work in process                                                       23,204          18,221
         Raw materials                                                         49,471          34,022
         Manufacturing and maintenance supplies                                30,637          27,567
                                                                           ----------      ----------
                                                                              170,138         119,739

     Deferred income taxes                                                      8,146           4,382
     Prepaid timber stumpage                                                   49,060          47,338
     Other current assets                                                      16,889          12,692
                                                                           ----------      ----------
         Total current assets                                                 400,098         297,221

OTHER ASSETS                                                                   35,226          29,439

TIMBER STUMPAGE                                                                34,084          36,756

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  NET OF DEPLETION AND AMORTIZATION                                           472,133         476,132

PROPERTY, PLANT AND EQUIPMENT
     Land, buildings, machinery and equipment                               1,266,770       1,202,484
     Less - accumulated depreciation                                          578,940         530,857
                                                                           ----------      ----------
                                                                              687,830         671,627
                                                                           ----------      ----------

                                                                           $1,629,371      $1,511,175
                                                                           ==========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                      $   93,398      $   83,658
     Bank loans and current maturities of long-term debt                          400             302
     Accrued taxes                                                             19,550           7,676
     Accrued payroll and benefits                                              24,500          20,043
     Other current liabilities                                                 43,172          41,831
     Current reserves for dispositions and discontinued operations             17,189          25,370
                                                                           ----------      ----------
        Total current liabilities                                             198,209         178,880

DEFERRED INCOME TAXES                                                         149,466         127,638

LONG-TERM DEBT                                                                483,208         482,920

NONCURRENT RESERVES FOR DISPOSITIONS AND
  DISCONTINUED OPERATIONS (Net of discontinued
  operations' assets of $12,742 and $13,023)                                   13,473          20,325

OTHER NONCURRENT LIABILITIES                                                   24,319          23,695

MINORITY INTEREST                                                              17,951          22,516

SHAREHOLDERS' EQUITY
     Common Shares, 60 million shares authorized,
       29,638,611 and 29,574,807 shares issued and outstanding                158,818         157,581
     Retained earnings                                                        583,927         497,620
                                                                           ----------      ----------
           Total shareholders' equity                                         742,745         655,201
                                                                           ----------      ----------

                                                                           $1,629,371      $1,511,175
                                                                           ==========      ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                     Nine Months
                                                                                 Ended September 30,
                                                                                 -------------------

                                                                               1995              1994
                                                                            ----------        ---------

OPERATING ACTIVITIES
     Net income                                                             $ 108,525         $  52,238
     Non-cash items included in income:
         Depreciation, depletion and amortization                              72,186            69,610
         Deferred income taxes                                                 13,859            11,893
     Increase in other noncurrent liabilities                                     624             1,946
     Change in accounts receivable, inventories
         and accounts payable                                                 (81,851)          (25,204)
     Increase in prepaid timber stumpage                                       (1,722)           (4,133)
     Increase (decrease) in accrued taxes                                      11,874              (871)
     Change in reserves for dispositions and discontinued operations           (3,733)           (2,252)
     Other changes                                                              1,601             1,481
                                                                            ---------         ---------
         Cash provided by operating activities                                121,363           104,708
                                                                            ---------         ---------


INVESTING ACTIVITIES
     Capital expenditures                                                     (95,590)          (67,502)
     Sales and retirements of fixed assets, timber and timberlands             11,200               300
     Expenditures for dispositions and discontinued operations, net
         of tax benefits of $4,205 and $3,229                                  (7,095)           (5,449)
     Change in timber stumpage and other assets                                (3,115)          (14,951)
                                                                            ---------         ---------
         Cash used for investing activities                                   (94,600)          (87,602)
                                                                            ---------         ---------


FINANCING ACTIVITIES
     Issuance of debt                                                          50,587           285,403
     Repayments of debt                                                       (50,201)         (267,981)
     Dividends                                                                (22,218)          (15,966)
     Issuance of Common Shares                                                  1,237                72
     Decrease in minority interest                                             (4,565)          (15,113)
                                                                            ---------         ---------
         Cash used for financing activities                                   (25,160)          (13,585)
                                                                            ---------         ---------

CASH
     Net increase in cash                                                       1,603             3,521
     Balance at beginning of period                                             9,178             5,989
                                                                            ---------         ---------
     Balance at end of period                                               $  10,781         $   9,510
                                                                            =========         =========


Supplemental disclosures of cash flow information

     Cash paid during the period for:
         Interest                                                           $  22,468         $  19,958
                                                                            =========         =========
         Income taxes, net of refunds                                       $  26,894         $  18,815
                                                                            =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales and operating income of Rayonier's business segments for the three months and nine months ended September 30, 1995 and 1994 were as follows (thousands of dollars):


                                                            Three Months                        Nine Months
                                                        Ended September 30,                 Ended September 30,
                                                        -------------------                 -------------------

                                                      1995              1994              1995              1994
                                                   ---------         ----------        ---------         ---------

SALES

TIMBER AND WOOD PRODUCTS:

Log Trading and Merchandising                      $ 108,025         $ 100,348         $ 309,327         $ 261,057
Timberlands Management and Stumpage                   29,130            40,038           116,791           130,324
Wood Products                                         22,548            19,380            57,080            59,763
                                                   ---------         ---------         ---------         ---------
     Total Before Intrasegment Eliminations          159,703           159,766           483,198           451,144
Intrasegment Eliminations                             (5,562)           (3,511)          (15,310)          (13,341)
                                                   ---------         ---------         ---------         ---------
     TOTAL TIMBER AND WOOD PRODUCTS                  154,141           156,255           467,888           437,803
                                                   ---------         ---------         ---------         ---------


SPECIALTY PULP PRODUCTS:

Chemical Cellulose                                   103,471            81,398           269,500           226,519
Fluff and Specialty Paper Pulps                       82,024            50,671           214,117           134,237
                                                   ---------         ---------         ---------         ---------
     TOTAL SPECIALTY PULP PRODUCTS                   185,495           132,069           483,617           360,756
                                                   ---------         ---------         ---------         ---------

Intersegment Eliminations                             (5,723)           (2,318)          (18,196)           (4,056)
                                                   ---------         ---------         ---------         ---------
     TOTAL SALES                                   $ 333,913         $ 286,006         $ 933,309         $ 794,503
                                                   =========         =========         =========         =========


OPERATING INCOME

Timber and Wood Products                           $  25,514         $  39,213         $ 104,015         $ 130,640
Specialty Pulp Products                               38,737             3,383            74,384             2,915
Corporate and Other                                   (2,916)           (3,153)           (8,417)           (7,805)
Intersegment Eliminations                                 22               632               (90)              728
                                                   ---------         ---------         ---------         ---------

     TOTAL OPERATING INCOME                        $  61,357         $  40,075         $ 169,892         $ 126,478
                                                   =========         =========         =========         =========



RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales of $334 million for the third quarter of 1995 were $48 million or 17 percent higher than third quarter of 1994 reflecting continued improvement in pricing for Specialty Pulp Products. Operating income for the quarter of $61 million was $21 million or 53 percent higher than last year's level due to higher pulp prices, partially offset by lower Timberlands Management and Stumpage sales volume. Sales for the nine months ended September 30, 1995 of $933 million were $139 million or 17 percent higher than the prior year, and operating income of $170 million increased $43 million or 34 percent from the prior year.

Timber and Wood Products

Sales of Timber and Wood Products in the third quarter were $154 million, down $2 million from the third quarter of 1994. Operating income was $26 million, compared to $39 million in the 1994 third quarter. The decline in operating results was primarily driven by reduced stumpage harvests in both the Northwest and Southeast regions of the United States. In the Northwest, customers delayed harvesting timber under contract due to weak export log markets. In the Southeast, increased demand from the pulp and paper industry has resulted in improved stumpage prices. However, dry weather led to improved logging conditions, increasing the overall timber supply in the Southeast region. As a result, customers delayed harvesting on Rayonier's typically drier and higher-priced timber tracts.

Log trading and merchandising sales, which include the Company's New Zealand log sales, improved from the 1994 third quarter due to increased export log volume. However, margins were flat as improved volume and lower log costs were offset by lower selling prices. Wood products sales in the 1995 quarter were up over 1994 reflecting increased sales volume. Operating margins for wood products were down from the prior year due to lower sales prices caused by weak domestic lumber markets and higher log costs.

Sales for the nine month period were $468 million, up $30 million from the same period of 1994 reflecting increased log export volume and improved timber stumpage pricing in the Southeast. Operating income declined $27 million to $104 million due to lower stumpage harvest volumes in the Northwest and Southeast U.S. and lower wood products margins.


Specialty Pulp Products

Third quarter results for Specialty Pulp Products benefited from strong specialty pulp markets as mid-year price increases for chemical cellulose and fluff pulps took hold. Sales in the 1995 third quarter were $185 million, $53 million more than last year's third quarter. Operating income rose to $39 million as compared to $3 million in 1994.

Sales for the nine month period increased $123 million to $484 million and operating income improved from $3 million in 1994 to $74 million in 1995. Stronger pulp pricing and improved operating rates were partially offset by higher wood and chemical costs. Pricing for Rayonier's specialty pulps generally lag commodity paper grades by six to twelve months and further gains in specialty pulp pricing are expected in 1996.


Intersegment

Nine months intersegment sales of $18 million in 1995 were greater than the comparable 1994 amount due to higher stumpage sales from the Timber and Wood Products segment to the Specialty Pulp Products segment.


OTHER ITEMS

In September 1995, the Company completed the sale of a 75 percent interest in a portion of its New Zealand timber holdings to a timber investment fund. The transaction resulted in a non-recurring pretax gain of $35 million, $24 million after-tax or $0.80 per common share. The net proceeds from the sale were used to reduce debt. Rayonier will manage the joint venture, which involves 23,000 acres of timber on New Zealand's North Island and accounted for approximately seven percent of the Company's 1994 New Zealand harvest volume. The timber in the joint venture is located apart from most of the Company's forests and the Company believes that it can be better managed as a separate unit.

Interest expense of $26 million for the first nine months of 1995 increased $3 million over 1994 primarily due to higher short term interest rates.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP), decreased $4 million to $21 million in the first nine months, due to decreased partnership earnings resulting from reduced stumpage harvests in both the Northwest and Southeast regions of the United States. The minority participation in the earnings of RTLP will change from approximately 25 percent to approximately 1 percent effective January 1, 2001.

INCOME TAXES

The effective income tax rate for the first nine months of 1995 was 32 percent versus 35 percent during the same period of 1994. This decrease reflects benefits from tax reorganizations made following the spin-off from ITT as well as tax benefits on increased pulp export sales.

NET INCOME

Net income for the third quarter was $57 million or $1.90 per common share. Excluding the one-time gain on the New Zealand timberland sale, net income for the quarter was $33 million or $1.10 per common share, up $17 million or $.55 per common share from the 1994 level. Net income for the nine months ended September 30, 1995 was $109 million or $3.62 per common share, compared to $52 million or $1.76 per common share for the 1994 nine month period. Excluding the New Zealand sale, nine-month net income was $85 million, or $2.82 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $121 million in the first nine months of 1995. Cash from operating activities financed capital expenditures of $96 million, common dividends of $22 million and environmental remediation and other costs relating to discontinued operations and units held for disposition. Rayonier's total debt outstanding was $484 million as of September 30, 1995, approximately equal to the Company's debt balance at the beginning of the year. However, the Company's debt/capital ratio improved from 43 percent as of December 31, 1994 to 39 percent as of September 30, 1995.

EBITDA (defined as earnings before non-recurring items, interest expense, income taxes and depreciation, depletion and amortization) for the first nine months of 1995 was $223 million, or $7.45 per common share, an increase of $50 million over the comparable period of 1994.

As of September 30, 1995, the Company had $150 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $141 million of new public debt securities. The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, working capital and other liquidity needs for the foreseeable future.

ITEM 3.  SELECTED OPERATING DATA


                                                                              Three Months                     Nine Months
                                                                           Ended September 30,             Ended September 30,
                                                                           -------------------             -------------------

                                                                           1995          1994              1995           1994
                                                                           ----          ----              ----           ----

TIMBER AND WOOD PRODUCTS

     Log Sales Volume
         North America - millions of board feet                              107             94              273             219
         New Zealand - thousands of cubic meters                             403            405            1,255           1,232
         Other - millions of board feet                                        6              2               15               7


     Timber Harvest Volume
         Northwest U.S. - millions of board feet                              27             39              115             143
         Southeast U.S. - thousands of short green tons                      449            726            1,597           1,679
         New Zealand - thousands of cubic meters                             312            277              916             844


     Lumber Sold - millions of board feet                                     63             50              157             147


     Intercompany Sales
         Logs - millions of board feet                                        10              7               21               8
         Northwest U.S. Timber Stumpage
              - millions of board feet                                        10              8               26              22
         Southeast U.S. Timber Stumpage
             - thousands of short green tons                                  34             27              236              73



SPECIALTY PULP PRODUCTS

     Pulp Sales Volume
         Chemical Cellulose - thousands of metric tons                       115            116              323             320
         Fluff and Specialty Paper Pulps - thousands of metric tons           93             93              267             269


     Production as a Percentage of Capacity                                 103%           100%              98%             94%



SELECTED SUPPLEMENTAL INFORMATION (thousands of dollars)

     New Zealand - Sales                                                 $26,261      $  24,945          $79,337       $  75.793
                                                                         =======      =========          =======       =========

     New Zealand - Operating Income                                      $ 3,901      $   2,751          $11,308       $   9,928
                                                                         =======      =========          =======       =========

PART II.  OTHER INFORMATION


         ITEM 1.  LEGAL PROCEEDINGS

         The Company's Form 10-K for 1994 reported seven civil cases pending in the U.S. District Court for the Southern District of Georgia against the Company and its wholly owned subsidiary, Southern Wood Piedmont Company ("SWP"). The Company's Form 10-Q for the second quarter of 1995 reported the settlement of one of these cases and the consolidation of two others into one action. On September 29, 1995, the Court granted summary judgment in favor of the Company and SWP in two of the remaining cases; one of these decisions is being appealed by the plaintiffs to the U.S. Court of Appeals for the 11th Circuit. Three actions (including the Ernest Jordan case specifically referred to in the 1994 10-K) remain pending in the District Court.

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


                                    RAYONIER INC.  (Registrant)
                                    -------------  ------------


                                    By   KENNETH P. JANETTE
                                         ------------------
                                         Kenneth P. Janette
                                         Vice President and Corporate Controller
         November 13, 1995               (Chief Accounting Officer)

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