Form 10-K
period 1995-12-31
RAYONIER INC
filed 1996-03-28
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

     /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the year ended December 31, 1995

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

                                  Common Shares
                        7.5% Notes, due October 15, 2002
                        Medium Term Notes, due 1996-1999

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                        YES /x/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant on March 6, 1996 was approximately $1,010,000,000.

As of March 6, 1996, there were outstanding 29,634,678 Common Shares of the Registrant.

The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 17, 1996, is incorporated by reference in
Part III of this Form 10-K.

                                TABLE OF CONTENTS


 ITEM                                                                          PAGE
                                     PART I

     1.   Business                                                                1
     2.   Properties                                                              7
     3.   Legal Proceedings                                                       7
     4.   Submission of Matters to a Vote of Security Holders                     7
     *    Executive Officers of Rayonier                                          7

                                    PART II

     5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters                                          8
     6.   Selected Financial Data                                                10
     7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       12
     8.   Financial Statements and Supplementary Data                            17
     9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                                 17

                                    PART III

    10.   Directors and Executive Officers of the Registrant                     17
    11.   Executive Compensation                                                 17
    12.   Security Ownership of Certain Beneficial Owners and Management         17
    13.   Certain Relationships and Related Transactions                         17

                                    PART IV

    14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                                 18



 * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K

                          INDEX TO FINANCIAL STATEMENTS

Report of Management                                     F-1

Report of Independent Public Accountants                 F-1

Statements of Consolidated Income for the
  Three Years Ended December 31, 1995                    F-2

Consolidated Balance Sheets as of
  December 31, 1995 and 1994                             F-3 to F-4

Statements of Consolidated Retained Earnings
  and Statements of Consolidated Common Shares
  for the Three Years Ended December 31, 1995            F-5

Statements of Consolidated Cash Flows for the
  Three Years Ended December 31, 1995                    F-6

Notes to Consolidated Financial Statements               F-7 to F-19


                  INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not applicable, the required matter is not present, the amounts are insignificant or immaterial, or the information has been otherwise supplied in the financial statements or the notes thereto.

Signatures                                               A

Exhibit Index                                            B to D

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Rayonier Inc. (Rayonier or the Company) is a leading international forest products company primarily engaged in the trading, merchandising and manufacture of logs, timber and wood products, and in the production and sale of high-value-added specialty pulps. Rayonier owns, leases or controls approximately 1.47 million acres of timberland in the United States and New Zealand. In addition, the Company operates three pulp mills and three lumber manufacturing facilities in the United States.

Rayonier traces its origin to the founding of Rainier Pulp and Paper Company in Shelton, Washington, in 1926. With the consolidation of several pulp companies in 1937, the Company became "Rayonier Incorporated", a corporation whose stock was publicly traded on the New York Stock Exchange (NYSE) until Rayonier became a wholly owned subsidiary of ITT Industries, Inc. (ITT), formerly known as ITT Corporation, in 1968. On February 28, 1994, Rayonier again became an independent company when ITT distributed all of the Common Shares of Rayonier to ITT stockholders. Rayonier shares are publicly traded on the NYSE under the symbol RYN.

Rayonier is a North Carolina corporation with its principal executive offices at 1177 Summer Street, Stamford, CT 06905-5529, and its telephone number is (203) 348-7000.

Rayonier operates in two major business segments, Timber and Wood Products and Specialty Pulp Products. In 1995, Timber and Wood Products accounted for 47 percent of sales and Specialty Pulp Products accounted for 53 percent of sales. With customers in 70 countries, more than half of Rayonier's 1995 sales of $1.26 billion were shipped to customers outside of the United States, with Asia Pacific and Western European customers representing 38 percent and 12 percent of total sales in 1995, respectively. For further data on sales, operating income and identifiable assets by segment, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 - Segment Information of the Notes to Consolidated Financial Statements.

TIMBER AND WOOD PRODUCTS

Rayonier's Timber and Wood Products business segment is composed of three principal lines of business: (1) Log trading and merchandising, (2) Timberlands management and stumpage and (3) Wood products. Sales for the last three years by principal line of business were as follows (in millions of dollars):

                                                              Sales
                                                 -------------------------------
         Timber and Wood Products                1995         1994         1993
         ------------------------                -------------------------------
         Log trading and merchandising           $393         $347         $334
         Timberlands management and stumpage      168          173          120
         Wood products                             75           79           47
         Intrasegment eliminations                (18)         (21)         (16)
                                                  ---          ---          ---
              Total                              $618         $578         $485
                                                  ===          ===          ===

LOG TRADING AND MERCHANDISING

Rayonier is a leading supplier and exporter of softwood logs. The sale of logs accounted for approximately 64 percent of the Timber and Wood Products segment's sales in 1995. Rayonier buys and harvests timber stumpage (cutting rights to standing timber) principally in Northwest North America from third parties as well as from Company sources on an arms-length basis, competitively auctioned or negotiated. The Company also purchases, merchandises and sells purchased logs from New Zealand, both domestically in New Zealand as well as in export markets. In 1995, 67 percent of New Zealand's sales came from Company-managed timberlands. In North America, 9 percent of sales was directly sourced from Rayonier's timberlands, however, additional logs were purchased from local dealers who had, in turn, purchased their cutting rights from the Company's timberland stumpage sales.

The logs harvested and purchased are sold into export markets (primarily Japan, Korea and China), as well as to pulp and lumber mills in domestic markets. The Company also trades Canadian, Chilean and Russian timber. During 1995, approximately 73 percent of the revenues Rayonier derived from the sale of logs were from logs sold to export markets.

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

The Company is organized to regularly sell timber stumpage in North America through auction processes predominately to third parties. By requiring the Company's other business sectors (e.g., Specialty Pulp Products, Wood Products and Log Trading and Merchandising) to competitively bid on the stumpage, the Company believes it can maximize the true economic return on its investment.

Another key to the success of the Company's management of timberlands has been the extensive application of Rayonier's silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species and careful timing of harvest, all designed to maximize growth and forest yields while responding to environmental needs.

As of December 31, 1995, Rayonier managed approximately 1.47 million acres of timberlands, with approximately 860,000 acres or 58 percent located in the Southeastern United States, approximately 379,000 acres or 26 percent located in the Pacific Northwest (see Rayonier Timberlands, L.P.) and approximately 234,000 acres or 16 percent located in New Zealand.

The 860,000 acres of Southeastern timberlands are located primarily in Georgia and Florida. Their proximity to a large number of pulp, paper and lumber mills results in significant competition for the purchase of Rayonier's timber. Approximately 746,000 acres are owned in fee and 114,000 acres are held under long-term leases. The Southeastern timberlands include approximately 550,000 acres of pine plantations, 307,000 acres of hardwood lands and 3,000 non-forest acres (representing main line and access roads and other acreage not suitable for forest development). Approximately 46 percent of the timber harvest is pulpwood, which is destined for pulp mills, with the remaining 54 percent representing higher value sawlogs, which are sold to sawmills. Over the last five years the Company, through advanced silvicultural practices, has been able to increase the amount of timber volume per acre available for harvest from its Southeastern timberlands by approximately 2 percent per year and expects this trend to continue.

The 379,000 acres of the Company's Northwestern timberlands are located primarily on the Olympic Peninsula in Washington state, are all owned in fee and consist almost entirely of second-growth trees. These timberlands include approximately 322,000 acres of softwood stands, approximately 73 percent of which is hemlock and 27 percent Douglas fir, western red cedar and white fir. The Northwestern timberlands also include approximately 19,000 acres of hardwood timber stands, consisting principally of alder and maple. The remaining 38,000 acres are classified as non-forest lands.

Rayonier, through its wholly owned New Zealand subsidiary, holds forest assets consisting primarily of Crown Forest licenses providing the right to utilize approximately 234,000 acres of New Zealand plantation forests for a minimum period of 35 years. Most of these timberlands consist of radiata pine trees, with a planting-to-harvesting time of approximately 27 years, well-suited for the highest quality lumber and panel products. These trees typically produce up to twice as much fiber per acre, per year as the most productive commercial tree species in the United States. Rayonier grows and harvests the New Zealand timber for both domestic New Zealand uses and for export primarily to Pacific Rim markets.

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

WOOD PRODUCTS

Rayonier's two Georgia lumber mills located at Baxley and Swainsboro convert southern yellow pine timber into dimension and specialty lumber products for residential construction and industrial uses. The Baxley mill utilizes modern and technologically advanced equipment, including computer and laser technology. The other lumber operations (an integrated complex located at Swainsboro and Lumber City, Georgia) were acquired in October 1993. They have a combined annual capacity of approximately 225 million board feet of lumber and, in 1995 an output of approximately 430,000 tons of wood chips for pulping. The mills sell their lumber output primarily in Southeastern markets. Substantially all of the wood chip production, however, is sold (at market price) to Rayonier's Jesup, Georgia pulp facility and accounted for approximately 22 percent of Jesup's 1995 pine chip consumption.

Rayonier's third lumber manufacturing facility, which was acquired in 1995, is located in Plummer, Idaho. The facility consists of a lumber mill and remanufacturing plant, with annual capacity of 60 million board feet and 12 million board feet, respectively.

The sale of lumber accounted for approximately 12 percent of the Timber and Wood Products segment's sales in 1995. In addition, the Company is constructing a medium-density fiberboard facility in New Zealand with an annual capacity of 140,000 cubic meters. The Company expects the facility to begin operations in 1997. Sales of logs and lumber in the Timber and Wood Products segment are made directly by Rayonier sales personnel to customers, although sales to certain export locations are made through agents.

SPECIALTY PULP PRODUCTS

Rayonier is a leading specialty manufacturer of chemical cellulose, often called dissolving pulp, from which customers produce a wide variety of products, principally textile, industrial and filtration fibers, plastics and other chemical intermediate industrial products. Rayonier believes that it is one of the world's largest manufacturers of high-grade chemical cellulose. Rayonier also manufactures fluff pulps that customers use to produce diapers and other sanitary products, and specialty paper pulps used in the manufacture of products such as filters and decorative laminates.

Sales for the last three years, by principal line of business are shown below (in millions of dollars):

                                                        Sales
                                              --------------------------
         Specialty Pulp Products              1995       1994       1993
         -----------------------              ----       ----       ----
         Chemical cellulose                   $379       $307       $279
         Fluff and specialty paper pulps       283        193        183
                                               ---        ---        ---
           Total                              $662       $500       $462
                                               ===        ===        ===

Rayonier manufactures more than 25 different grades of pulp. The Company owns and operates three wood pulp mills in Jesup, Georgia, Fernandina Beach, Florida, and Port Angeles, Washington which have an aggregate annual capacity of approximately 826,000 metric tons. Rayonier's wood pulp production facilities are able to manufacture a broad mix of products to meet customers' needs. The Jesup facility, a kraft mill that began operations in 1954 and was subsequently significantly expanded and modernized, today accounts for approximately 530,000 metric tons of annual wood pulp production capacity, or 64 percent of Rayonier's current total. The Fernandina Beach facility began operations in 1939 and accounts for approximately 146,000 metric tons of annual wood pulp production capacity, or 18 percent of Rayonier's current total. The Port Angeles facility began operations in 1929 and accounts for approximately 150,000 metric tons of annual wood pulp production capacity, or 18 percent of Rayonier's current total.

Rayonier concentrates on the production of specialty market pulps to customers' specifications that are sold to industrial companies producing a wide variety of products. Over half of Rayonier's pulp sales are to export customers, primarily in Western Europe and Asia Pacific. Over 90 percent of specialty pulp sales are made directly by Rayonier sales personnel. In certain of the Company's export locations, sales are made with the aid of agents.

CHEMICAL CELLULOSE

Rayonier is one of the world's leading producers of chemical cellulose, often called dissolving pulp, which is a highly-purified form of pulp. Chemical cellulose is used in a wide variety of products such as textile fibers, rigid packaging, photographic film, impact-resistant plastics, high tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, cigarette filters, lacquers, paints, printing inks and explosives. Chemical cellulose accounted for approximately 57 percent of the Company's Specialty Pulp Products' sales in 1995.

Within the chemical cellulose industry, Rayonier concentrates on the most highly valued, technologically demanding end uses, such as cellulose acetate and high-purity cellulose ethers. In each of these markets, Rayonier believes it is the leading supplier.

FLUFF AND SPECIALTY PAPER PULPS

Rayonier believes it is one of the top five suppliers to fluff pulp users. Fluff pulp is used as an absorbent medium in products such as disposable baby diapers, personal sanitary napkins, incontinent pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Fluff pulp accounted for approximately 36 percent of the Company's pulp sales in 1995.

Rayonier is a major producer of specialty paper pulps and produces a small volume of regular paper pulp. Customers use Rayonier's specialty paper pulps to manufacture paper for decorative laminates for counter tops, shoe innersoles, battery separators, circuit boards, air and oil filters and filter media for the food industry. Specialty paper pulp sales were 4 percent of Rayonier's total pulp sales in 1995. A small volume of regular paper pulp, approximately 3 percent of total Company pulp sales, is used in the manufacture of bond, book and printing paper.

PULP PRICING

Pulp industry prices are cyclical. In 1994, Specialty Pulp Products began to emerge from a four-year down-turn characterized by weak worldwide demand and excess capacity for pulp products. Demand continued to strengthen in 1995 and Rayonier realized significant price increases for all of its specialty pulp products. The prices of Rayonier's pulp products generally begin to rise midway through the business cycle and lag commodity pulp price increases by up to a year. An industry-wide near-term inventory correction beginning in the fourth quarter of 1995 resulted in a reduction in fluff pulp prices from earlier high levels, as well as a reduction in Southeast U.S. stumpage prices. That trend is expected to continue into 1996. However, price increases implemented in the first quarter of 1996 for chemical cellulose products are expected to offset some of those effects in the first half of the year.

Because Rayonier is a non-integrated market pulp producer, its high-value product mix pricing trends tend to lag (on both the upturn and downturn) pulp and paper industry trends which are dominated by paper, paperboard and newsprint products. Over the past ten to twelve years, compared to commodity paper pulp prices, the Company's price trends for fluff grades have lagged by one to two quarters and for chemical cellulose by three to four quarters.

FOREIGN SALES AND OPERATIONS

Rayonier relies on foreign markets for its pulp and timber products with approximately 56 percent of its sales going to foreign customers during the past five years. In 1995, Asian markets accounted for 33 percent of U.S. sales and Western Europe 13 percent. Exports, primarily to Asian markets, also accounted for 60 percent of Rayonier's New Zealand sales. The Company is therefore reasonably dependent upon strong economic growth in all international markets including that of the United States. With alternate markets in Latin America and the Middle East, however, the Company has been able to spread its geographical risk when specific markets have entered economic recessions.

Overseas assets amounted to 15 percent of total assets as of the end of 1995, and Rayonier's sales from non-U.S. sources in 1995 were 11 percent of total sales.

See Note 17 - Segment Information of the Notes to Consolidated Financial Statements.

DISPOSITIONS

Dispositions includes units and site facilities no longer considered integral to Rayonier's business strategy. This includes Rayonier's wholly owned subsidiary, Southern Wood Piedmont Company (SWP), its interest in the Grays Harbor, Washington, pulp and paper complex and other miscellaneous operations held for disposition.

In 1992, Rayonier provided $180 million, pretax, for the loss on disposal of assets along with the costs for severance, demolition, and other close-down items associated with the disposition of the Grays Harbor complex. The Company has substantially completed all programs associated with this charge except for certain environmental remediation programs. In addition, in 1986, Rayonier discontinued the SWP treated wood business. Although operations have ceased, SWP is involved in several environmental remediation programs and is in negotiations with various state and federal agencies regarding the scope and timing for remaining programs. Future cost is dependent on the outcome of such negotiations and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Accordingly, although considerable progress on cleanup has been made, there is still uncertainty as to the timing and amount of future expenditures for completing environmental programs at Grays Harbor, the SWP sites and certain other non-operating locations.

Rayonier currently estimates that expenditures for environmental remediation during 1996-1997 will total approximately $20 million, pretax. As of December 31, 1995, Rayonier had reserves of $40 million for environmental obligations. The Company believes that any future changes in estimates, if necessary, will not materially affect its financial condition or results of operations.

RAYONIER TIMBERLANDS, L.P.

In the United States, Rayonier manages timberlands and sells timber stumpage directly through Rayonier Timberlands, L.P. (RTLP), a publicly traded master limited partnership. Rayonier and Rayonier Forest Resources Company (RFR), a wholly owned subsidiary, are the general partners of RTLP. Rayonier also owns
74.7 percent of the Class A Limited Partnership Units, with the remaining 25.3 percent being publicly held. Revenues, expenses and cash flow associated with RTLP's normal timber harvesting are allocated 95 percent to all Class A Units (24 percent to the publicly held Class A Units) through December 31, 2000 and 4 percent to all Class A Units (1 percent to the publicly held Class A Units) thereafter. RTLP's sales of timber after that date as well as cash flow associated with land management activities before and after that date are principally allocable to the Class B Limited Partnership Units, all of which have been retained by Rayonier. RTLP, through Rayonier Timberlands Operating Company, L.P., owns, leases and manages timberlands in the Southeastern and Northwestern United States previously owned or leased by Rayonier, sells timber stumpage from such timberlands and from time to time purchases and sells timberlands. RTLP's timberlands provide a source of wood used in Rayonier's other businesses. Since RTLP is majority owned by the Company, RTLP is included in the Company's consolidated financial statements as a consolidated entity. The Company's investment in RTLP as of December 31, 1995 was $139 million, on the basis of historical cost.

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

The Company's domestic timberlands are located in two major timber growing regions of the United States (the Southeast and the Northwest), where timber markets are fragmented and very competitive. In the Northwest U.S., stumpage sold by John Hancock Mutual Life Insurance Co. and from Washington state-owned public forests are the most significant competition. In both the Northwest U.S. and Southeast U.S., smaller forest products companies and private land owners compete with the Company. Price is the principal method of competition in this market.

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

Rayonier's wood products, in particular lumber, compete with the products of numerous companies, many of which are larger and have greater resources than Rayonier. Such lumber also competes with alternative construction materials. In most of Rayonier's markets, competition is primarily through price, quality, customer relationships and technical service.

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

Rayonier sells its pulp products primarily to a diversified group of major domestic and foreign companies. In 1995, 37 percent of pulp product sales were to the U.S., 28 percent to Asia Pacific, 22 percent to Western Europe, and 9 percent to Latin America.

ENVIRONMENTAL MATTERS

See Environmental Regulation in Item 7 - Management's' Discussion and Analysis of Financial Condition and Results of Operations and Note 15 - Legal Proceedings of the Notes to Consolidated Financial Statements.

RAW MATERIALS

Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. While Rayonier's timber products business has benefited from a significant increase in log and timber stumpage prices, this increase has also adversely impacted fiber costs at Rayonier's Port Angeles pulp manufacturing facility in the Northwest and more recently, fiber costs to its mills in the Southeast.

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

RESEARCH AND DEVELOPMENT

Rayonier believes it has one of the preeminent research facilities and staffs in the forest products industry. Rayonier has been able to utilize this research resource to enhance the marketing of its products to various customers. For its pulp business, research and development efforts are directed primarily at the development of new and improved pulp grades, improved manufacturing efficiency, reduction of energy needs, product quality and development of improved environmental controls. Research efforts are concentrated at the Rayonier Research Center in Shelton, Washington. The Company will relocate the Rayonier Research Center to Jesup, Georgia, in 1996.

Research activities related to Rayonier's forest resources operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve returns from the Company's timberland assets.

Research and development expenditures were $8 million in 1995 and $7 million each in 1994 and 1993.

EMPLOYEE RELATIONS

Rayonier currently employs approximately 2,900 people. Of this number, approximately 2,700 are employees in the United States, of which 52 percent are covered by labor contracts. Most hourly employees are represented by one of ten labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

Labor union contracts with Rayonier represent approximately 1,400 employees at the three pulp mills and at the Rayonier Research Center. Bargaining activity in 1995 resulted in a seven-year labor agreement with the four unions that represent the 788 hourly employees at the Jesup pulp mill. A four-year agreement with the two unions that represent the hourly employees at the Port Angeles pulp mill was completed in January 1996. Labor contracts for the Fernandina pulp mill will expire in 1997.

Rayonier has in effect various plans which extend to its employees and retirees certain group medical, dental and life insurance coverage, pension and other benefits. The cost of such benefit plans is borne primarily by Rayonier, with the exception of health care, for which employees are responsible for approximately 20 percent of premium costs.

ITEM 2.  PROPERTIES

RTLP owns, leases or controls approximately 1.2 million acres of timberlands in the United States previously owned or leased by Rayonier. See Note 4 - Rayonier Timberlands, L.P. of the Notes to Consolidated Financial Statements. Rayonier, through its wholly owned subsidiary, RFR, as managing general partner of RTLP, continues on behalf of RTLP to manage such properties and sell stumpage therefrom to Rayonier as well as unaffiliated parties. Rayonier's New Zealand subsidiary owns or manages the forest assets on approximately 234,000 acres of plantation forests in New Zealand. Rayonier and its wholly owned subsidiaries own or lease various other properties used in their operations, including three pulp mills, three lumber manufacturing facilities, a research facility, various other timberlands and Rayonier's executive offices. These facilities (except for the executive offices in Stamford, Connecticut) are located in the Northwestern and Southeastern portions of the United States and in New Zealand.

ITEM 3.  LEGAL PROCEEDINGS

See Note 15 - Legal Proceedings of the Notes to Consolidated Financial
Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of the fiscal year covered by this report.

                         EXECUTIVE OFFICERS OF RAYONIER

RONALD M. GROSS, 62, Chairman of the Board, President and Chief Executive Officer - After joining Rayonier in March 1978 as President and Chief Operating Officer and a director, he was elected Chief Executive Officer in 1981 and Chairman in 1984. He also serves as President and a director of RFR and is a director of Lukens Inc. and The Pittston Company. Mr. Gross is a graduate of Ohio State University and the Harvard Graduate School of Business Administration.

WALLACE L. NUTTER, 52, Executive Vice President - He was elected Executive Vice President of Rayonier in 1987 and has overall responsibility for the specialty pulp, log trading and wood products businesses. He was named Senior Vice President, Operations, in 1985 and Vice President and Director, Forest Products Operations, in 1984. He joined Rayonier in 1967 in the Northwest Forest Operations. Mr. Nutter is a member of the Board of Governors of the National Council for Air and Stream Improvement. He graduated from the University of Washington and the Harvard Graduate School of Business Administration Advanced Management Program.

WILLIAM S. BERRY, 54, Senior Vice President, Forest Resources and Corporate Development - He was elected Senior Vice President, Forest Resources and Corporate Development, of Rayonier in January 1994. He was Senior Vice President, Land and Forest Resources, of Rayonier from January 1986 to January 1994. From October 1981 to January 1986 he was Vice President and Director of Forest Products Management. Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. He serves as Senior Vice President of RFR. He also serves on the Executive Board of the Center for Streamside Studies. He holds a B.S. in Forestry from the University of California at Berkeley and an M.S. in Forestry from the University of Michigan.

GERALD J. POLLACK, 54, Senior Vice President and Chief Financial Officer - He was elected Senior Vice President and Chief Financial Officer of Rayonier in May 1992. From July 1986 to May 1992, he was Vice President and Chief Financial Officer. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. He serves as Chief Financial Officer of RFR. He is a member of the New York Advisory Board of The Allendale Insurance Co., the financial management committee of the American Forest & Paper Association and the Financial Executive Institute. Mr. Pollack has a B.S. degree in Physics from Rensselaer Polytechnic Institute and an MBA in Accounting and Finance from the Amos Tuck School at Dartmouth.

KEVIN S. O'BRIEN, 64, Senior Vice President - He was elected Senior Vice President, Pulp Marketing, for Rayonier in November 1989. In 1980 he had been elected a Vice President and appointed Director of Strategic Planning and Development, a position which he held until 1989. He joined Rayonier in 1957. He holds an A.B. in Economics from Harvard University and an MBA from New York University.

JOHN P. O'GRADY, 50, Senior Vice President, Administration - He was elected Senior Vice President, Human Resources, of Rayonier in January 1994 and Senior Vice President, Administration, effective January 1996. He was Vice President, Administration, of Rayonier from July 1991 to January 1994. From December 1975 to July 1991, he held a number of human resources positions at ITT Corporation. Prior to joining Rayonier, he was Vice President, Administration, at ITT Federal Services Corporation from October 1983 through June 1991. Mr. O'Grady is a Management Trustee for United Paperworkers' Health and Welfare Trust and serves on the Trenton State College Advisory Council. He holds a B.S. degree in Labor Economics from the University of Akron, an M.S. degree in Industrial Relations from Rutgers University and a Ph.D. in Management from California Western University.

KENNETH P. JANETTE, 50, Vice President and Corporate Controller - He joined Rayonier in August 1994 and was elected Vice President and Corporate Controller in October 1994. From 1990 to 1994, he was Vice President and Corporate Controller of Sunkyong America, Inc., an international trading company. He was with AMAX Inc. from 1977 to 1990 and previously with Arthur Andersen LLP. He is a Certified Public Accountant and a member of the Financial Executives Institute, the American Institute of Certified Public Accountants and the Institute of Management Accountants. He holds a B.S. degree in Accounting and an MBA in Finance from the University of Rochester.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

On February 28, 1994, ITT, the Registrant's sole shareholder, distributed, as a special dividend, all of the common shares of the Registrant. February 18, 1994 was the first trading day for Rayonier Common Shares on a when-issued basis. Regular trading commenced on March 2, 1994.

RAYONIER COMMON SHARES - MARKET PRICES AND DIVIDENDS  (UNAUDITED)

                                                        Composite
                                   High     Low           Volume      Dividend
                                   ----     ---         ----------    --------
               1995
               First Quarter     $31.88    $28.25       6,480,000       $.25
               Second Quarter     35.75     30.63       6,300,000        .25
               Third Quarter      40.63     35.38       3,750,000        .25
               Fourth Quarter     39.25     31.50       6,020,000        .25

               1994
               First Quarter     $35.00    $27.50      14,410,000       $.18
               Second Quarter     30.50     26.75       8,400,000        .18
               Third Quarter      34.63     28.38       4,090,000        .18
               Fourth Quarter     32.25     27.00       5,380,000        .18

The above table reflects the range of market prices of Rayonier Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which this security is listed, under the trading symbol RYN.

On February 16, 1996, Rayonier announced a 4 cent, or 16 percent, increase in its quarterly dividend. The first quarter dividend of 29 cents per share is payable on March 29, 1996 to shareholders of record on March 8, 1996.

There were approximately 32,524 holders of record of Rayonier Common Shares on February 29, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary of historical financial data for each of the five years ended December 31, 1995 are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements (dollar amounts in millions, except per share data).

                                                                    Year Ended December 31
                                                  ---------------------------------------------------------
                                                  1995          1994         1993         1992         1991
                                                  ----          ----         ----         ----         ----
OPERATIONS:

Sales                                            $1,260       $1,069       $  936      $   974       $  979
Operating income before provision for
  dispositions                                      234          169          130          102           97
Provision for dispositions                            -            -           (3)        (189)(1)        -
Operating income (loss)                             234          169          127          (87)          97
Income (loss) from continuing operations            142           70           52          (81)          44
Cumulative effect of accounting changes               -            -            -          (22)           -
Net income (loss)                                   142           70           52         (103)          44

PER COMMON SHARE:

Income (loss) from continuing operations         $ 4.75       $ 2.36       $ 1.77      $ (2.77)      $ 1.50
Cumulative effect of accounting changes               -            -            -        (0.74)           -
Net income (loss)                                  4.75         2.36         1.77        (3.51)        1.50
Dividends                                          1.00          .72         4.12(2)       .59          .66
Book Value                                        25.95        22.15        20.51        22.85        26.95

FINANCIAL CONDITION:

Total assets                                     $1,648       $1,524       $1,488       $1,487       $1,382
Total debt                                          450          483          498          403          205
Book value                                          769          655          606          676          797

CASH FLOW:

Cash flow from operations                        $  213       $  190       $  118       $  133       $  132
Capital expenditures                                143          101           72           97          134
Depreciation, depletion and amortization             96           90           78           78           69
EBITDA(3)                                           303          229          187          156          147
EBIT(4)                                             207          139          109           78           78
Free cash flow(5)                                   107           90           36           24           11
Dividends                                            30           21          122(2)        18           20

PERFORMANCE RATIOS:

Operating income to sales(6)                         19%          16%          14%          10 %         10%
Return on equity(7)                                  20%          11%           8%         (11)%          6%
Return on assets(7)                                   9%           5%           4%          (6)%          3%
Debt to total capital                                37%          43%          45%          37 %         20%

OTHER:

Number of employees                               2,900        2,700        2,600        2,800        3,000
Timberlands, thousands of acres                   1,473        1,501        1,495        1,496        1,266




                                                                               Year Ended December 31
                                                                ----------------------------------------------------------
                                                                 1995          1994         1993         1992         1991
                                                                 ----          ----         ----         ----         ----
SELECTED OPERATING DATA (UNAUDITED)

Timber and Wood Products
     Log sales
       North America - million board feet                         351          306          266          435          542
       New Zealand - thousand cubic meters                      1,682        1,623        1,375          682          259
       Other - million board feet                                  17            9           11            -            -
     Timber harvested
       Northwest U.S. - million board feet                        175          194          143          195          189
       Southeast U.S. - thousand short green tons               2,218        2,184        2,001        2,006        2,037
       New Zealand - thousand cubic meters                      1,133        1,155          918          636            -

     Lumber sold - million board feet                             213          197          125          118          103

     Intercompany sales
       Logs - million board feet                                   22           13           15           20           35
       Northwest U.S. timber stumpage - million board feet         32           36           28           44           68
       Southeast U.S. timber stumpage -
         thousand short green tons                                292          199          299          317          398

Specialty Pulp Products
     Chemical cellulose sales - thousand metric tons              440          428          369          399          412
     Fluff and specialty paper pulp sales -
         thousand metric tons  (8)                                344          362          352          367          381
     Production as a percent of capacity                           99%          94%          85%          95%          97%




(1) Includes a $180 million ($115 million after-tax) charge related to the disposition of the Grays Harbor Complex.

(2)   Includes a $90 million special dividend paid to ITT.

(3) EBITDA is defined as earnings from continuing operations before non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization.

(4) EBIT is defined as earnings from continuing operations before non-recurring items, provision for dispositions, interest expense and income taxes.

(5) Free cash flow is defined as income from continuing operations plus depreciation, depletion and amortization, deferred income taxes and changes in working capital, less custodial capital spending and prior-year dividend levels.

(6)   Based on operating income before provision for dispositions.

(7)   Based on income (loss) from continuing operations.

(8) Excludes wood pulp sales by the Grays Harbor pulp mill of 62 thousand and 77 thousand metric tons for the years ended December 31, 1992 and 1991, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENT INFORMATION

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's business segments for each of the three years ended December 31, 1995 were as follows (in millions of dollars):

                                                       Year Ended December 31
                                              ------------------------------------
SALES                                         1995             1994           1993
-----                                         ----             ----           ----
TIMBER AND WOOD PRODUCTS

Log trading and merchandising               $  393           $  347           $334
Timberlands management and stumpage            168              173            120
Wood products                                   75               79             47
Intrasegment eliminations                      (18)             (21)           (16)
                                            ------           ------           ----
   Total Timber and Wood Products              618              578            485
                                            ------           ------           ----

SPECIALTY PULP PRODUCTS

Chemical cellulose                             379              307            279
Fluff and specialty paper pulps                283              193            183
                                            ------           ------           ----
   Total Specialty Pulp Products               662              500            462
                                            ------           ------           ----

Intersegment eliminations                      (20)              (9)           (11)
                                             -----           ------           ----
      Total sales                           $1,260           $1,069           $936
                                            ======           ======           ====

OPERATING INCOME

Timber and Wood Products                    $  141           $  163           $144
Specialty Pulp Products                        105               13             (4)
Corporate and other                            (12)              (8)            (8)
Intersegment eliminations                        -                1             (2)
                                            ------           ------           ----
   Total before dispositions                   234              169            130
Dispositions                                     -                -             (3)
                                            ------           ------           ----
      Total operating income                $  234           $  169           $127
                                            ======           ======           ====


CHANGE IN OWNERSHIP

On February 28, 1994, ITT Industries Inc. (ITT), formerly known as ITT Corporation, distributed all outstanding Common Shares of Rayonier to ITT stockholders, resulting in Rayonier becoming an independent, publicly held company.

BUSINESS CONDITIONS

Rayonier's 1995 net income of $142 million, or $4.75 per Common Share, was more than double its 1994 net income of $70 million, or $2.36 per Common Share. Excluding a non-recurring gain on a New Zealand timberland sale, earnings were $118 million, or $3.95 per Common Share. The favorable 1995 results were attributable to a strong market for Specialty Pulp Products and favorable Southeast U.S. stumpage prices.

Rayonier's operating results are primarily driven by international economic factors. In 1995, almost 60 percent of Rayonier sales were made to customers outside the United States. In 1994 and 1995, strengthening economies in North America and Europe resulted in increased demand and significantly higher prices for the Company's specialty pulp products. Stronger domestic pulp and paper markets in turn resulted in higher prices for the Company's Southeast U.S. stumpage. However, a stagnant Japanese economy and a stronger U.S. dollar led to soft markets for Northwest U.S. stumpage and New Zealand logs.

The Company's operating results are cyclical, particularly for Specialty Pulp Products. In 1994, Specialty Pulp Products began to emerge from a four-year down-turn characterized by weak worldwide demand and excess capacity for pulp products. Demand continued to strengthen in 1995 and Rayonier realized significant price increases for all of its specialty pulp products. The prices of Rayonier's pulp products generally begin to rise midway through the business cycle and lag commodity pulp price increases by up to a year. An industry-wide near-term inventory correction beginning in the fourth quarter of 1995 resulted in a reduction in fluff pulp prices from earlier high levels, as well as a reduction in Southeast U.S. stumpage prices. That trend is expected to continue into 1996. However, price increases implemented in the first quarter of 1996 for chemical cellulose products are expected to offset some of those effects in the first half of the year.

Rayonier plans to increase capital spending through expansion of its New Zealand operations, acquisitions and growth in the Timber and Wood Products businesses, and quality and productivity improvements in Specialty Pulp Products. These investments are expected to help moderate the cyclical effects of the pulp market cycle, improve bottom-of-the-cycle earnings and add value to existing assets. See Liquidity and Capital Resources.

In 1985, Rayonier transferred substantially all of its U.S. timberlands business to Rayonier Timberlands, L.P. (RTLP), a master limited partnership. Under the terms of the RTLP Partnership Agreement, minority unitholders currently share approximately 24 percent of the partnership's profits. The minority interest in RTLP's earnings was $30 million in 1995, $32 million in 1994 and $23 million in 1993, reducing Rayonier's net income by 63 cents per share in 1995, 69 cents per share in 1994 and 48 cents per share in 1993. Effective January 1, 2001, the minority participation in the earnings of RTLP will be reduced from approximately 24 percent to approximately 1 percent and Rayonier's participation will increase from 76 percent to 99 percent.

In 1992, Rayonier permanently closed the operations at its Grays Harbor, Washington, pulp and paper complex. The Company's two remaining sulfite pulp mills in Port Angeles, Washington, and Fernandina Beach, Florida, face margin pressure. The Port Angeles mill, in particular, incurs significantly higher wood costs than facilities in other parts of the world. The viability of these facilities will be dependent upon the strength of pulp markets, favorable resolution of environmental issues and, for the Port Angeles mill, the return of Northwest U.S. wood costs to a more competitive level. If the recent softening in pulp markets continues, if pending environmental issues are not resolved favorably or, in the case of Port Angeles, if wood costs do not become more competitive, Rayonier may consider alternatives to operating the mills, including restructuring or closure. At December 31, 1995, the net plant and equipment invested at Port Angeles and Fernandina Beach totaled $87 million and $140 million, respectively.

RESULTS OF OPERATIONS, 1995 VS. 1994

Sales and Operating Income

Sales rose 18 percent to $1.26 billion in 1995, reflecting stronger pulp selling prices and log sales volumes. Operating income for the year was $234 million, up 38 percent from 1994.

     Timber and Wood Products

     Sales of Timber and Wood Products rose 7 percent to $618 million, while operating income declined 13 percent to $141 million. The sales improvement came in log trading and merchandising volume sold to Pacific Rim markets. Operating income declined primarily due to lower margins on wood products as a result of lower lumber prices and higher log costs. The favorable effects of increased income from log trading volume and higher Southeast U.S. stumpage prices were offset by lower volume and margins from Northwest U.S. stumpage sales.

     Log trading and merchandising sales, which include the Company's New Zealand log sales, increased in 1995 due to higher volumes in both the U.S. and New Zealand. In the U.S., slightly lower export prices were more than offset by increased export volume. In New Zealand strong domestic demand resulted in improved operating results despite higher operating costs caused by appreciation of the New Zealand dollar.

     Timberlands management and stumpage sales and margins were down in 1995, as higher Southeast U.S. prices were more than offset by lower Northwest U.S. prices and volume. In the Southeast U.S., increased demand from the pulp and paper industry resulted in improved stumpage prices. Overall harvest volume was relatively flat, in line with the Company's harvest planning targets. In the Northwest U.S., weak export log markets resulted in a decline in contract prices and lower customer harvest activity.

     In 1995, lumber prices declined due to reduced domestic construction activity and higher imports of lumber from Canada. Also in 1995, wood costs increased significantly, driven by competitive demand from the pulp and paper industry. As a result, wood products sales and operating margins declined from 1994.

     Specialty Pulp Products

     Sales of Specialty Pulp Products rose $162 million to $662 million, up 32 percent, and operating income rose $92 million to $105 million. The gains resulted from higher sales prices for both fluff and chemical cellulose pulp products. In addition, operating rates for the Company's three pulp mills improved over 1994. These gains were partially offset by higher wood and chemical costs.

     In 1995, the Company took several steps to enhance the competitiveness of the Specialty Pulp Products segment. In the third quarter, the Company announced the relocation of its pulp research facility from Shelton, Washington, to a new $10 million research facility at Jesup, Georgia, and its pulp marketing group from Stamford, Connecticut, to Jesup, Georgia. In the fourth quarter, the Company recorded a charge of $5 million related to closing its woodyard operations at the Jesup, Georgia, pulp mill as part of an ongoing program to reduce costs.

Other Items

In September 1995, the Company completed the sale of a majority interest in approximately 9 percent of its New Zealand timber holdings to a timber investment fund, which entered into a joint venture with the Company. Proceeds were used to reduce debt. The transaction resulted in a non-recurring pretax gain of $35 million, $24 million after-tax, or $0.80 per Common Share. Rayonier will manage the joint venture, which involves 23,000 acres of timber on New Zealand's North Island. The timber in the joint venture is located apart from most of the Company's forests and the Company believes that it can be better managed as a separate unit.

Interest expense for 1995 increased $3 million to $34 million as a result of higher average short-term interest rates, which more than offset the benefits of a lower average debt level.

Minority interest in the earnings of RTLP decreased $3 million to $30 million in 1995 due to lower partnership earnings resulting primarily from lower Northwest U.S. volume and prices partly offset by higher selling prices for Southeast U.S. stumpage. The minority participation in the earnings of RTLP will change from approximately 24 percent to approximately 1 percent effective January 1, 2001.

Income Taxes

The 1995 effective tax rate of 31.6 percent was favorable to the 1994 rate of
35.2 percent. The improvement reflected benefits from reorganizations made following the spin-off from ITT as well as tax benefits on increased pulp export sales.

RESULTS OF OPERATIONS, 1994 VS. 1993

Sales and Operating Income

Sales rose 14 percent to $1.07 billion in 1994, reflecting stronger sales volumes in each of the business segments. Operating income for the year was $169 million, up 33 percent from 1993.

     Timber and Wood Products

     Sales of Timber and Wood Products increased 19 percent to $578 million and operating income rose 13 percent to $163 million. Sales and income rose primarily due to increased stumpage volume and improved prices in the Northwest U.S., as customers carried over higher-priced 1993 timber sales contracts into the first quarter of 1994.

     Log trading and merchandising sales, which include the Company's New Zealand operations, increased due to higher volumes in the U.S. and New Zealand. Strong domestic markets in both countries partially offset a decline in log exports. Overall, margins were reduced by lower export prices and higher purchased log costs.

     Timberlands management and stumpage sales and income were stronger due to the high-priced carryover volume in the Northwest U.S. and increased volume and prices in the Southeast U.S. Wood products sales and operating margins increased as a result of higher prices and a full year's contribution from the Swainsboro-Lumber City, Georgia, facility acquired late in 1993. Operating margins also were affected by increased wood costs in the Southeast U.S.

     Specialty Pulp Products

     Sales of Specialty Pulp Products increased to $500 million, up 8 percent, and operating income rose $17 million to $13 million. The gains resulted from higher sales volume and stronger fluff pulp prices in the second half of the year.

Other Items

Interest expense increased as a result of the additional debt used to finance a $90 million special dividend to ITT in late 1993 and to settle intercompany accounts with ITT prior to the spin-off.

Minority interest in the earnings of RTLP increased $10 million to $32 million in 1994 due to significantly higher partnership earnings resulting from increased stumpage volume and prices.

Income Taxes

The 1994 effective tax rate of 35.2 percent was slightly favorable to 1993, which was affected by the remeasurement of deferred tax liabilities for a one percentage point increase in the corporate tax rate in 1993.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities in 1995 was $213 million, up $23 million from 1994. The favorable change was due to higher earnings, partially offset by increased working capital needed to sustain the higher level of economic activity. Cash from operating activities was primarily used to finance capital expenditures of $143 million, increase common dividends to $30 million and reduce borrowings by $33 million.

Cash flow from operating activities in 1994 increased $71 million to $190 million. Cash from operating activities financed capital expenditures of $101 million, an increase in long-term timber stumpage of $24 million, common dividends of $21 million, a special distribution of $20 million to the minority unitholders of RTLP and debt reduction of $15 million.

In 1995, EBITDA (defined as earnings from continuing operations before non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) grew to $303 million, or $10.10 per share, up $74 million from 1994. In 1994, EBITDA grew $42 million to $229 million or $7.72 per share. Free cash flow (defined as income from continuing operations plus depreciation, depletion and amortization, deferred income taxes and changes in working capital, less custodial capital spending and prior-year dividend levels) increased $17 million to $107 million in 1995.

Debt in 1995 was reduced $33 million to $450 million, resulting in a year-end debt-to-total-capital ratio of 37 percent, down from 43 percent at December 31, 1994. In 1994, debt was reduced $15 million and the debt-to-total-capital ratio strengthened 2 percent from 1993. The percentage of debt with fixed interest rates was 48 percent as of December 31, 1995, compared with 45 percent in 1994 and 44 percent in 1993. In addition, at December 31, 1995, the Company had outstanding interest rate swap agreements that effectively converted $180 million of floating rate obligations to fixed rates ranging from 5.35 to 5.39 percent. The agreements commence in January 1996 and mature in 1997 and 1998.

The most restrictive long-term debt covenant in effect at December 31, 1995 provided that the ratio of total debt to EBITDA cannot exceed four to one. As of December 31, 1995, the ratio was less than two to one. In addition, $440 million of retained earnings was unrestricted as to the payment of dividends.

Capital spending for the year of $143 million represented a new high for the Company, but was lower than originally planned because of a permitting delay for the Company's planned New Zealand medium-density-fiberboard (MDF) facility. Rayonier expects to invest approximately $395 million in capital projects during the two-year period 1996-1997, including $125 million for the New Zealand MDF facility, which is scheduled for completion in 1997. Other capital projects include cost improvement and productivity programs at the Jesup, Georgia, pulp mill. As new environmental regulations are promulgated, additional capital spending may be required to ensure continued compliance with environmental standards. See Environmental Regulation.

The Company has unsecured credit facilities totaling $300 million, which are used for direct borrowings and as support for $115 million of outstanding commercial paper. As of December 31, 1995, Rayonier had $185 million of available borrowings under its revolving credit facilities. In addition, the Company has on file with the Securities and Exchange Commission shelf registration statements to offer an additional $141 million of new public debt securities.

The Company believes that internally generated funds, combined with available external financing, will enable it to fund capital expenditures, working capital and other liquidity needs for the foreseeable future.

DISPOSITIONS

In 1992, Rayonier provided $180 million, pretax, for the loss on disposal of assets along with the costs for severance, demolition and other close-down items associated with the disposition of its interest in the Grays Harbor, Washington, pulp and paper complex. The Company has substantially completed all programs associated with this charge except for certain environmental remediation programs. In addition, in 1986, Rayonier discontinued the Southern Wood Piedmont Company (SWP) treated wood business. Although operations have ceased, SWP is involved in several environmental remediation programs and is in negotiations with various state and federal agencies regarding the scope and timing for remaining programs. Future environmental cost is dependent on the outcome of such negotiations and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Accordingly, although considerable progress on cleanup has been made, there is still uncertainty as to the timing and amount of future expenditures for completing environmental programs at Grays Harbor, the SWP sites and certain other non-operating locations.

Rayonier currently estimates that expenditures for environmental remediation during 1996-1997 will total approximately $20 million, pretax. As of December 31, 1995, Rayonier had reserves of $40 million for environmental obligations. The Company believes that any future changes in estimates, if necessary, will not materially affect its financial condition or results of operations.

ENVIRONMENTAL REGULATION

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal that, in the opinion of management, will require substantial expenditures over the next ten years. During 1995, 1994 and 1993, Rayonier spent approximately $1 million, $1 million and $3 million, respectively, for capital projects related to environmental compliance for continuing operations. Rayonier expects to spend approximately $32 million on such projects during the two-year period 1996-1997. However, federal environmental regulations governing air and water discharges that were proposed in 1993 may require further expenditures and, if finally enacted in their proposed form, would prevent the Company from meeting certain product quality specifications for substantially all of its chemical cellulose products and will increase the cost of making its remaining pulp products. Sales of chemical cellulose products accounted for approximately 30 percent of 1995 sales.

While these regulations would have a material adverse effect on operations if not changed, it will not be possible for Rayonier to determine the nature or costs of such effect until the regulations are issued in final form. Rayonier has developed order of magnitude estimates of the costs of complying with these regulations if they are modified to remove the technological requirements that would prevent the Company from manufacturing some of its products. These estimates indicate that with incremental capital expenditures of approximately $115 million at Jesup, $35 million at Fernandina Beach and $40 million at Port Angeles, it could continue to manufacture the current product line. Such expenditures would most likely be incurred over several years and would not commence before 1997. Rayonier will, however, continue to argue, both individually and through an industry trade association, for modifying the proposed operating guidelines further to eliminate errors it believes the agency has made, and the Company will continue to explore new and revised operating and technical process alternatives in lieu of spending such funds. Rayonier cannot predict whether these efforts will be successful.

Over the past five years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused RTLP to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service has developed a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of RTLP's Washington timberlands is located. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet (also recently listed as a threatened species). The state Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Company's lands. Rayonier is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of timber available for harvest.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on Page ii.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND F FINANCIAL DISCLOSURE

None.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Rayonier was a wholly owned subsidiary of ITT Industries Inc. (ITT), formerly known as ITT Corporation, through February 28, 1994. On February 28, 1994, ITT distributed all of the Common Shares of Rayonier to the holders of ITT Common and Series N Preferred Stock in a spin-off. As a result of the spin-off, ITT has no ownership interest in Rayonier, and Rayonier is an independent public company.

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

ADMINISTRATIVE SERVICES AGREEMENT

For the purpose of an orderly transition following the spin-off, ITT and Rayonier entered into an Administrative Services Agreement pursuant to which, until December 31, 1995, ITT provided to Rayonier such corporate administrative services as Rayonier may request, and Rayonier provided to ITT similar services with respect to particular ITT subsidiaries which were formerly the management responsibility of Rayonier (the Administrative Services Agreement). The party which provided any such services was compensated by the other party.

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

(b)  Reports on Form 8-K:

     1.  The Company did not file any reports on Form 8-K during 1995.

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



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Rayonier Inc.

We have audited the accompanying consolidated financial statements of Rayonier Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, as described in the Index to Financial Statements. These financial statements are the responsibility of Rayonier's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                             ARTHUR ANDERSEN LLP




Stamford, Connecticut
January 22, 1996

                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                   For the Three Years Ended December 31, 1995
                  (Thousands of dollars, except per share data)



                                                           1995            1994              1993
                                                           ----            ----              ----

 Sales                                               $1,260,492      $1,069,494       $   936,310
                                                     ----------      ----------        ----------

 Costs and expenses

    Cost of sales                                       994,982         877,439           780,831

    Selling and general expenses                         37,043          28,697            28,275

    Other operating (income) expenses, net               (5,210)         (5,989)               38
                                                     ----------      -----------      ------------

                                                      1,026,815         900,147           809,144
                                                     ----------      -----------        ----------

 Operating income                                       233,677         169,347           127,166

 Interest expense                                       (33,615)        (31,065)          (23,368)

 Interest and miscellaneous income, net                   3,131           2,207             1,608

 Minority interest                                      (29,897)        (32,419)          (22,508)

 Non-recurring gain                                      34,763               -                 -
                                                     ----------    -------------     -------------

 Income before income taxes                             208,059         108,070            82,898

 Provision for income taxes                             (65,711)        (38,038)          (30,432)
                                                     ----------       ----------        ----------

 Net income                                          $  142,348      $   70,032       $    52,466
                                                     ==========       ==========        ==========


 Net income per Common Share                              $4.75           $2.36             $1.77
                                                          =====           =====             =====













          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1995 and 1994
                             (Thousands of dollars)



                                     ASSETS
                                                               1995         1994
                                                               ----         ----
CURRENT ASSETS

      Cash and short-term investments                    $   10,932   $    9,178
      Accounts receivable, less allowance for doubtful
           accounts of $4,420 and $4,358                    128,478      103,892
      Inventories                                           170,078      119,739
      Timber stumpage                                        49,464       47,338
      Other current assets                                   15,412       12,692
      Deferred income taxes                                  15,208        4,382
                                                         ----------   ----------

           Total current assets                             389,572      297,221


OTHER ASSETS                                                 47,239       42,462

TIMBER STUMPAGE                                              29,396       36,756

TIMBER, TIMBERLANDS AND LOGGING ROADS,
      NET OF DEPLETION AND AMORTIZATION                     476,463      476,132


PROPERTY, PLANT AND EQUIPMENT

      Land, buildings, machinery and equipment            1,292,059    1,202,484

      Less - accumulated depreciation                       586,796      530,857
                                                         ----------   ----------

                                                            705,263      671,627
                                                         ----------   ----------

                                                         $1,647,933   $1,524,198
                                                         ==========   ==========



       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1995 and 1994
                             (Thousands of dollars)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        1995         1994
                                                        ----         ----
CURRENT LIABILITIES

   Accounts payable                               $  102,938   $   83,658
   Bank loans  and current maturities                  3,040          302
   Accrued taxes                                       9,941        7,676
   Accrued payroll and benefits                       26,554       20,043
   Accrued interest                                    5,268        4,515
   Other current liabilities                          39,943       37,316
   Current reserves for dispositions                  16,047       25,370
                                                  ----------   ----------

      Total current liabilities                      203,731      178,880

DEFERRED INCOME TAXES                                160,574      127,638

LONG-TERM DEBT                                       446,696      482,920

NON-CURRENT RESERVES FOR DISPOSITIONS                 23,542       33,348

OTHER NON-CURRENT LIABILITIES                         25,204       23,695

MINORITY INTEREST                                     18,815       22,516

SHAREHOLDERS' EQUITY

   Common Shares, 60,000,000 shares authorized,
        29,653,278 and 29,574,807 shares issued
        and outstanding                              159,032      157,581

   Retained earnings                                 610,339      497,620
                                                  ----------   ----------

                                                     769,371      655,201
                                                  ----------   ----------

                                                  $1,647,933   $1,524,198
                                                  ==========   ==========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                   For the Three Years Ended December 31, 1995
                             (Thousands of dollars)

                                              1995         1994         1993
                                              ----         ----         ----

Balance, beginning of year               $ 497,620    $ 448,878    $ 518,252

      Net income                           142,348       70,032       52,466

      Dividends to public shareholders     (29,629)     (21,290)        --

      Dividends to ITT                        --           --       (121,840)
                                         ---------    ---------    ---------

Balance, end of year                     $ 610,339    $ 497,620    $ 448,878
                                         =========    =========    =========





                    STATEMENTS OF CONSOLIDATED COMMON SHARES

                   For the Three Years Ended December 31, 1995
                    (Thousands of dollars, except for shares)

                                                               Common Shares
                                                         -----------------------
                                                           Shares        Amount
                                                         ----------   ----------

Balance, January 1, 1993                                 29,565,392   $  157,426
                                                         ----------   ----------

Balance, December 31, 1993                               29,565,392      157,426

      Common Shares issued under incentive stock plans        9,415          155
                                                         ----------   ----------

Balance, December 31, 1994                               29,574,807      157,581

      Common Shares issued under incentive stock plans       78,471        1,451
                                                         ----------   ----------

Balance, December 31, 1995                               29,653,278   $  159,032
                                                         ==========   ==========









       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                          RAYONIER INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                  For the Three Years Ended December 31, 1995

                             (Thousands of dollars)


                                                                       1995         1994         1993
                                                                       ----         ----         ----
OPERATING ACTIVITIES

Net income                                                        $ 142,348    $  70,032    $  52,466

Non-cash items included in income
    Depreciation, depletion and amortization                         95,988       90,200       78,272
    Deferred income taxes                                            16,617        3,007       37,291
    Disposition of New Zealand timber assets                          9,440         --           --
Increase (decrease) in other non-current liabilities                  1,509        7,954      (10,284)
Change in accounts receivable, inventories and accounts payable     (55,645)       8,499       (5,887)
(Increase) decrease in current timber stumpage                       (2,126)       8,432      (15,226)
Increase (decrease) in accrued taxes                                  2,265        5,196       (2,883)
Change in reserves for dispositions                                  (4,933)      (5,221)       2,679
Other changes                                                         7,171        1,633      (18,119)
                                                                  ---------    ---------    ---------
Cash from operating activities                                      212,634      189,732      118,309
                                                                  ---------    ---------    ---------

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements
    of $3,931, $1,678 and $167                                     (139,395)     (98,953)     (71,589)
Expenditures for dispositions, net of tax benefits
    of $5,493, $4,571 and $10,318                                    (9,352)      (7,713)     (17,412)
Change in timber stumpage and other assets                            3,232      (29,690)      (6,179)
                                                                  ---------    ---------    ---------
Cash used for investing activities                                 (145,515)    (136,356)     (95,180)
                                                                  ---------    ---------    ---------

FINANCING ACTIVITIES
Issuance of debt                                                     35,437      267,084      112,435
Repayments of debt                                                  (68,923)    (282,003)     (17,698)
Dividends to ITT                                                       --           --       (121,840)
Dividends to public  shareholders                                   (29,629)     (21,290)        --
Issuance of Common Shares                                             1,451          155         --
Decrease in minority interest                                        (3,701)     (14,133)        (768)
                                                                  ---------    ---------    ---------
Cash used for financing activities                                  (65,365)     (50,187)     (27,871)
                                                                  ---------    ---------    ---------
CASH AND SHORT-TERM INVESTMENTS
Increase (decrease) in cash and short-term investments                1,754        3,189       (4,742)
Balance, beginning of year                                            9,178        5,989       10,731
                                                                  ---------    ---------    ---------
Balance, end of year                                              $  10,932    $   9,178    $   5,989
                                                                  =========    =========    =========

Supplemental disclosures of cash flow information
Cash paid  (received) during the year for:
    Interest                                                      $  34,208    $  30,996    $  24,289
                                                                  =========    =========    =========
    Income taxes, net of refunds                                  $  41,760    $  23,705    $ (18,193)
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

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands unless otherwise stated)


1. NATURE OF BUSINESS OPERATIONS

On February 28, 1994, ITT Industries, Inc. (ITT), formerly known as ITT Corporation, distributed all outstanding Common Shares of Rayonier Inc. (Rayonier or the Company) to ITT stockholders, resulting in Rayonier becoming an independent, publicly held company.

Rayonier operates in two major industry segments, Specialty Pulp Products and Timber and Wood Products.

Specialty Pulp Products

Rayonier operates three pulp mills in the United States with an aggregate annual capacity of 826,000 metric tons. Rayonier is a leading specialty manufacturer of high-grade chemical cellulose, often called dissolving pulp, from which customers produce a wide variety of products, including textiles, industrial and filtration fibers, plastics and other chemical intermediate products. Rayonier also manufactures fluff pulps that customers use to produce diapers and other sanitary products, and specialty paper pulps used in the manufacture of products such as filters and decorative laminates. Over half of Rayonier's pulp production is sold to export customers, primarily in Western Europe and the Far East.

The Company's two sulfite pulp mills in Port Angeles, Washington, and Fernandina Beach, Florida, face margin pressure. The Port Angeles mill, in particular, incurs significantly higher wood costs than facilities in other parts of the world. The viability of these facilities will be dependent upon the strength of pulp markets, favorable resolution of environmental issues and, for the Port Angeles mill, the return of Northwest U.S. wood costs to a more competitive level. If the recent softening in pulp markets continues, if pending environmental issues are not resolved favorably or, in the case of Port Angeles, if wood costs do not become more competitive, Rayonier may consider alternatives to operating the mills, including restructuring or closure. At December 31, 1995, the net plant and equipment invested at Port Angeles and Fernandina Beach totaled $87,068 and $140,497, respectively.

Timber and Wood Products

The Company owns, buys and harvests timber stumpage, and purchases delivered logs, primarily in North America and New Zealand, for subsequent sale into export markets (primarily Japan, Korea and China), as well as to domestic lumber and pulp mills. Rayonier owns, leases or controls 1.47 million acres of timberland in the United States and New Zealand. Rayonier also operates three lumber manufacturing facilities that produce dimension and specialty lumber products for residential construction and industrial uses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rayonier and its subsidiaries. Minority interest represents public unitholders' proportionate share of the partners' capital of Rayonier's consolidated subsidiary, Rayonier Timberlands, L.P. (RTLP). All significant intercompany balances and transactions are eliminated.

Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management (e.g., useful economic lives of assets) in determining the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Short-Term Investments

Cash and short-term investments include cash, time deposits and readily marketable debt securities with original maturities of three months or less.


Inventories

Inventories are valued at the lower of cost or market. The cost of pulp products is determined on the first-in, first-out (FIFO) basis. Timber and wood products are generally valued on an average cost basis. Inventory costs include material, labor and manufacturing overhead. Physical counts of inventories are made at least annually. Potential losses from obsolete, excess or slow-moving inventories are provided currently.

Timber Stumpage and Timber Cutting Contracts

Rayonier purchases timber stumpage for use in its log trading, pulp and wood products businesses. The purchases are classified as current assets for stumpage expected to be harvested within one year of the balance sheet date. The remainder is classified as a non-current asset.

Rayonier evaluates the realizability of timber stumpage and timber cutting contracts based on the estimated aggregate cost of such harvests and the sales values to be realized. Losses are recorded in the period that a determination is made that the aggregate harvest costs in a major operating area will not be recoverable.


Timber and Timberlands

The acquisition cost of land, timber, real estate taxes, lease payments, site preparation and other costs relating to the planting and growing of timber are capitalized. Such accumulated costs attributed to merchantable timber are charged against revenue at the time the timber is harvested based on the relationship of harvested timber to the estimated volume of currently recoverable merchantable timber. Timber and timberlands are stated at the lower of original cost, net of timber cost depletion, or market value.


Property, Plant and Equipment

Property, plant and equipment additions are recorded at cost, which includes applicable freight, taxes, interest, construction and installation costs. Interest capitalized in connection with major construction projects amounted to $1,346, $194 and zero during 1995, 1994 and 1993, respectively. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value, with no gain or loss recognized. Gains and losses with respect to any significant and unusual retirements of assets are included in operating income.

Depreciation

Pulp manufacturing facilities are generally depreciated using the units of production method. Depreciation on buildings and other equipment is provided on a straight-line basis over the useful economic lives of the assets involved. Rayonier normally claims the maximum depreciation deduction allowable for tax purposes.


Research and Development

Significant costs are incurred for research and development programs expected to contribute to the profitability of future operations. Such costs are expensed as incurred. Research and development expenditures amounted to $8,442, $7,477 and $7,302 in 1995, 1994 and 1993, respectively.


Income Taxes

Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. Additional U.S. income taxes have not been provided on approximately $51,000 of undistributed foreign earnings as the Company intends to permanently reinvest such earnings in expanding foreign operations.

Earnings per Common Share

Earnings per Common Share are determined based on the weighted average number of Common Shares and dilutive Common Shares outstanding during the period. Earnings per Common Share for 1993 and from January 1, 1994 to February 28, 1994 were computed based on the number of Rayonier Common Shares that were outstanding on February 28, 1994, the date of Rayonier's spin-off from ITT. Common stock equivalents were excluded from the 1993 computation due to immateriality. The number of Common Shares used in earnings per Common Share computations was 29,982,883, 29,697,054 and 29,565,392 for 1995, 1994 and 1993, respectively.

Foreign Currency Translation

For significant foreign operations, including Rayonier's New Zealand-based operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Non-monetary assets such as inventories, timber and property, plant and equipment are translated at historical rates. Income and expense items are translated at average exchange rates prevailing during the year, except that inventories, depletion and depreciation charged to operations are translated at historical rates. Exchange gains and losses arising from translation are recognized currently in Interest and miscellaneous income, net.

3. UNUSUAL ITEMS

In September 1995, the Company completed the sale of a majority interest in approximately 9 percent of its New Zealand timber holdings to a timber investment fund, which entered into a joint venture with the Company. Proceeds were used to reduce debt. The transaction resulted in a non-recurring pretax gain of $34,763, $23,946 after-tax, or $0.80 per Common Share. Rayonier will manage the joint venture, which involves 23,000 acres of timber on New Zealand's North Island.

4.  RAYONIER  TIMBERLANDS,  L.P.

In 1985, Rayonier transferred substantially all of its U.S. timberlands business to Rayonier Timberlands, L.P., a master limited partnership, in exchange for 20 million Class A and 20 million Class B Depositary Units. Thereafter, Rayonier offered and sold 5.06 million Class A Units (25.3 percent) to the public. The Partnership Agreement provides that RTLP continues in existence until December 31, 2035, but that the Initial Term of the Partnership will end on December 31, 2000. Class A Units participate principally in the revenues and costs associated with RTLP's sales of timber through the Initial Term and to a significantly lesser extent in subsequent periods. RTLP's sales of timber after that date as well as cash flow associated with land management activities before and after that date are principally allocable to the Class B Units, all of which have been retained by Rayonier.

RTLP is included in these consolidated financial statements. The following table summarizes the sales and operating income of RTLP, for the three years ended December 31, 1995, by region.

                                              1995         1994         1993
                                              ----         ----         ----
SALES
  Northwest U.S.                          $ 95,168     $115,261     $ 70,734
  Southeast U.S.                            65,100       51,260       45,313
                                          --------     --------     --------
                                          $160,268     $166,521     $116,047
                                          ========     ========     ========
OPERATING INCOME
  Northwest U.S.                          $ 73,393     $ 94,576     $ 56,249
  Southeast U.S.                            51,693       39,157       33,457
  Corporate and other                       (1,778)      (1,724)      (2,308)
                                          --------     --------     --------
                                          $123,308     $132,009     $ 87,398
                                          ========     ========     ========


The minority interest in RTLP's earnings was $29,897, $32,419 and $22,508 in 1995, 1994 and 1993, respectively. This reduced Rayonier's net income by $18,985, $20,586 and $14,293 in 1995, 1994 and 1993, respectively. Effective
January 1, 2001, the minority participation in the earnings of RTLP will be reduced from approximately 24 percent to approximately 1 percent, and Rayonier's participation will increase from 76 percent to 99 percent.

5. INCOME TAXES

For periods prior to the February 28, 1994 spin-off, Rayonier computed its tax provision at statutory rates in accordance with tax-sharing arrangements with ITT. In 1993, the federal statutory corporate income tax rate was increased from 34 percent to 35 percent. As a result, the 1993 provision for income taxes included a charge of $1,583 to remeasure the Company's deferred tax liability for the higher rate.

The provision for income taxes consists of the following:


                                               1995       1994        1993
                                               ----       ----        ----
Current:
  U.S. federal                             $ 36,564   $ 30,018    $(18,530)
  State and local                             2,779      2,157      (1,216)
  Foreign                                     4,258     (1,715)      2,569
                                           --------   --------    --------
                                             43,601     30,460     (17,177)
                                           --------   --------    --------
Deferred:
  U.S. federal                               12,386      6,288      39,713
  State and local                             1,081        318       3,292
  Foreign                                     8,643        972       4,604
                                           --------   --------    --------
                                             22,110      7,578      47,609
                                           --------   --------    --------
                                           $ 65,711   $ 38,038    $ 30,432
                                           ========   ========    ========


Deferred income taxes represent the tax effects related to recording revenues and expenses in different periods for financial reporting and tax return purposes. Deferred tax assets (liabilities) at December 31, 1995 and 1994 were related to the following principal timing differences:


                                                1995          1994
                                                ----          ----

Accelerated depreciation                   $(129,332)    $(126,663)
Reserves for dispositions                     14,450        16,700
All other, net                               (30,484)      (13,293)
                                           ---------     ---------
                                           $(145,366)    $(123,256)
                                           =========     =========


A reconciliation of the income tax provision at the U.S. statutory rate to the provision for income taxes as reported is as follows:


                                                      1995      1994      1993
                                                      ----      ----      ----

Income tax provision at U.S. statutory rate       $ 72,821  $ 37,825  $ 29,014
State and local taxes, net of federal tax benefit    2,509     1,609     1,349
Foreign operations                                  (4,697)   (1,670)     (285)
Foreign sales corporations                          (3,816)     (608)   (1,500)
Remeasurement of deferred tax liability               --        --       1,583
All other, net                                      (1,106)      882       271
                                                  --------  --------  --------
Provision for income taxes                        $ 65,711  $ 38,038  $ 30,432
                                                  ========  ========  ========

All other, net includes tax provision adjustments for permanent differences, tax credits and other items that are not individually significant.

6.  INVENTORIES

Rayonier's inventories included the following at December 31, 1995 and 1994:


                                                      1995                1994
                                                      ----                ----
      Finished goods                              $ 71,307            $ 39,929
      Work in process                               25,681              18,221
      Raw materials                                 44,350              34,022
      Manufacturing and maintenance supplies        28,740              27,567
                                                  --------            --------
                                                  $170,078            $119,739
                                                  ========            ========


7.  RESERVES FOR DISPOSITIONS

In 1992, Rayonier provided $180,000, pretax, for the loss on disposal of assets along with the costs for severance, demolition and other close-down items associated with the disposition of its interest in the Grays Harbor, Washington, pulp and paper complex. The Company has substantially completed all programs associated with this charge except for certain environmental remediation programs. In addition, in 1986, Rayonier discontinued the Southern Wood Piedmont Company (SWP) treated wood business. Although operations have ceased, SWP is involved in several environmental remediation programs and is in negotiations with various state and federal agencies regarding the scope and timing for remaining programs. Future environmental cost is dependent on the outcome of such negotiations and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Accordingly, although considerable progress on cleanup has been made, there is still uncertainty as to the timing and amount of future expenditures for completing environmental programs at Grays Harbor, the SWP sites and certain other non-operating locations.

As of December 31, 1995 and 1994, Rayonier had $11,539 and $11,401 of receivables from insurance claims included in Other assets. Such receivables represent the Company's claim for reimbursements in connection with property damage settlements relating to SWP's discontinued wood preserving operations.

Rayonier currently estimates that expenditures for environmental remediation during 1996-1997 will total approximately $20,000, pretax. As of December 31, 1995, Rayonier had reserves of $39,589 for environmental obligations. The Company believes that any future changes in estimates, if necessary, will not materially affect its financial condition or results of operations.

8.  DEBT


Rayonier's debt included the following at December 31, 1995 and 1994:


                                                                 1995       1994
                                                                 ----       ----
Short-term bank loans at a weighted average rate of 6.3%     $ 18,816   $     84
Commercial paper at discount rates of 6.05% to 6.13%          115,000    100,000
Medium-term notes due 1996-1998 at variable interest rates    100,000    100,000
Medium-term notes due 1998-1999 at fixed interest rates
  of 5.84% to 6.16%                                            16,000     16,000
Variable rate revolving credit agreement due 1999                --       67,000
7.5% notes due 2002                                           110,000    110,000
Pollution control and industrial revenue bonds
  due 1996-2015 at fixed interest rates of 4.75% to 8.0%       89,275     89,345
All other                                                         645        793
                                                             --------   --------

Total debt                                                    449,736    483,222

Less:
Short-term bank loans                                           2,516         84
Current maturities                                                524        218
                                                             --------   --------
Long-term debt                                               $446,696   $482,920
                                                             ========   ========


Rayonier has revolving credit agreements with a group of banks that provide the Company with unsecured credit facilities totaling $300,000 and expiring in 1996 and 2000. The revolving credit facilities are used for direct borrowings and as credit support for a commercial paper program. As of December 31, 1995, the Company had $115,000 of outstanding commercial paper, no outstanding direct borrowings and $185,000 of available borrowings under its revolving credit facilities.

On October 15, 1992, Rayonier issued $110,000 of 7.5 percent notes due October 15, 2002 (the Notes). The Notes were issued pursuant to a registration statement, filed on Form S-3 effective September 29, 1992, which permitted the Company to issue up to $250,000 in debt securities through public offerings. The Company used the net proceeds from the sale of the Notes to repay bank debt that was utilized as bridge financing for the purchase of forest assets in New Zealand. Subsequently, on April 5, 1993, the Company established a $140,000 medium-term note program pursuant to the registration. During April 1993, $16,000 of medium-term notes, maturing in 1998 and 1999, were issued under this program at fixed interest rates of 5.84 percent to 6.16 percent.

On March 29, 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 covering $150,000 of new debt securities. The registration statement also served as a post-effective amendment to the 1992 registration statement, which, as amended, permitted Rayonier to offer up to $174,000 of medium-term notes. On August 18, 1994, Rayonier issued $100,000 of variable rate medium-term notes. An additional $33,000 of medium-term notes were issued in 1995 to replace maturing notes. The notes outstanding as of December 31, 1995 mature in 1996, 1997 and 1998 and bear interest at a variable rate of three-month LIBOR plus 0.29 percent to 0.40 percent. As of December 31, 1995, the interest rates on the variable rate medium-term notes ranged from 6.10 percent to 6.34 percent. The proceeds of these notes were used to retire a variable rate term loan. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, Rayonier may offer up to $141,000 of new public debt securities.

Required repayments of debt are as follows:


                             1996               $    3,040
                             1997                   36,229
                             1998                   36,342
                             1999                   17,475
                             2000                  166,720
                             2001-2015             189,930
                                                ----------
                                                $  449,736
                                                ==========

Medium-term notes, commercial paper and short-term bank loans totaling $164,300 are classified as long-term debt because the Company has the ability and intends to refinance such maturities through continued short-term borrowings, available committed credit facilities or long-term borrowings. The most restrictive long-term debt covenant in effect at December 31, 1995 provided that the ratio of total debt to EBITDA not exceed four to one. As of December 31, 1995, the ratio was less than two to one. In addition, $440,000 of retained earnings was unrestricted as to the payment of dividends.

9.  INTEREST RATE SWAP AGREEMENTS

Rayonier uses interest rate swap agreements to manage exposure to interest rate fluctuations. Outstanding agreements involve the exchange of floating rate interest payments for fixed rate interest payments over the life of the agreement without the exchange of any underlying principal amounts. Rayonier's credit exposure is limited to the fair value of the agreements, and the Company only enters into agreements with highly rated counterparties. The Company does not enter into interest rate swap agreements for trading or speculative purposes and matches the terms and contract notional amounts to existing debt or debt expected to be refinanced. The net amounts paid or received under interest rate swap agreements are recognized as an adjustment to interest expense.

In December 1995, the Company entered into interest rate swap agreements that effectively convert $180,000 of floating rate obligations to fixed rates ranging from 5.35 to 5.39 percent. The agreements commence in January 1996 and mature during 1997 and 1998. Aggregate notional principal associated with these maturities is $55,000 in 1997 and $125,000 in 1998.

10. SHAREHOLDERS' EQUITY

Dividends paid by Rayonier during 1995, 1994 and 1993 were $29,629, $21,290 and $121,840, respectively. The 1993 amount includes a fourth quarter special dividend of $90,000 that was paid to ITT pursuant to a recapitalization program.

11. FAIR VALUE OF FINANCIAL  INSTRUMENTS

At December 31, 1995 and 1994, the estimated fair values of Rayonier's financial instruments were as follows:


                                             1995                     1994
                                   ---------------------    ---------------------
                                   Carrying         Fair     Carrying        Fair
                                     Amount        Value       Amount       Value
                                     ------        -----       ------       -----
Cash and short-term investments   $  10,932    $  10,932    $   9,178   $   9,178
Debt                                449,736      464,999      483,222     473,722
Foreign currency contracts             (247)        (247)        --          --
Interest rate swap agreements          --           (460)        --          --


Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:


Cash and Short-Term Investments

The carrying amount is equal to fair market value.

Debt

The Company's short-term bank loans and floating rate debt approximate fair value. The fair value of fixed rate long-term debt is based upon quoted market prices for these or similar issues, or rates currently available to the Company for debt with similar terms and maturities.

Foreign Currency Contracts

The fair value of foreign currency contracts is based on dealer-quoted market prices of comparable instruments.

Interest Rate Swap Agreements

The fair value of interest rate swap agreements is based upon the estimated cost to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties.


12. INCENTIVE STOCK PLANS

The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. In 1995, the Company granted 6,000 restricted shares and 346,000 options under the plan. In 1994, 350,000 options were granted under this plan. In 1995 and 1994, 82,500 and 88,500 Common Shares, respectively, were reserved for contingent performance shares. The actual number of performance shares to be issued is dependent upon the Company's Total Shareholder Return, as defined, compared with a competitive peer group of 12 companies within the forest products industry. The Company recognized expense of $2,338 and $311 in 1995 and 1994, respectively, related to the 1994 plan.


During 1994, the Company also implemented a Substitute Stock Option Plan under which options to acquire 382,434 Common Shares of Rayonier were granted in substitution for canceled ITT options. The Rayonier options were granted at exercise prices of $16.57 to $31.35 per share, which maintained the same economic value to the option holders that they would have had under ITT's stock option plan.


Stock option activity is summarized as follows:




                                                              Number of Shares           Option Price
                                                              ----------------           ------------
           Outstanding - December 31, 1993                              ---                      ---
           Granted
                Substitute Stock Option Plan                        382,434             $16.57-31.35
                1994 Incentive Stock Plan                           350,000             $28.88-31.00
           Exercised                                                 (9,415)            $16.57
           Canceled                                                  (2,000)            $28.88
                                                                    --------            ------------

           Outstanding - December 31, 1994                          721,019             $16.57-31.35

           Granted
                1994 Incentive Stock Plan                           346,000             $30.00-33.50
           Exercised                                                (72,471)            $16.57-31.35
           Canceled                                                 (19,934)            $28.88-31.35
                                                                    -------              -----------

           Outstanding - December 31, 1995                          974,614             $16.57-33.50
                                                                    =======              ===========

           Exercisable - December 31, 1995                          264,140             $16.57-31.35
                                                                    =======              ===========


13. EMPLOYEE BENEFIT PLANS

Employee benefit plan liabilities are estimated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.

Pension Plans

Rayonier has pension plans covering substantially all of its employees. The cost is borne by Rayonier. Certain plans are subject to union negotiation. Prior to March 1, 1994, Rayonier's salaried employees participated in the ITT Salaried Retirement Plan. The liability associated with employment under the ITT Salaried Retirement Plan was retained by ITT. Effective March 1, 1994, Rayonier established the Rayonier Investment and Savings Plan for Salaried Employees and the Rayonier Salaried Employees Retirement Plan. These plans, as well as health care, life insurance and other employee welfare benefits programs, which represent mirror-image plans to the various ITT welfare benefit programs previously available to salaried employees, are sponsored by Rayonier for the benefit of all salaried active employees as of March 1, 1994. There was no change in the status of the Rayonier benefit plans for hourly paid employees as a result of the spin-off.

The following table sets forth net periodic pension cost of Rayonier plans and total pension expense for the three years ended December 31:



                                                     1995         1994        1993
                                                     ----         ----        ----
Defined Benefit Plans
    Service cost                                  $  4,022    $  4,152    $  1,567
    Interest cost                                    6,348       5,666       5,573
    Return on assets                               (23,105)     (4,409)    (13,138)
    Net amortization and deferral                   15,463      (2,756)      6,276
                                                  --------    --------    --------
    Net periodic pension cost of Rayonier plans      2,728       2,653         278

Other Pension Cost
    Rayonier portion of ITT Salaried
     Retirement Plan                                  --           530       2,581
    Defined contribution plans                       1,872       1,581       1,459
                                                  --------    --------    --------
    Total pension expense                         $  4,600    $  4,764    $  4,318
                                                  ========    ========    ========



The following table sets forth the funded status of the Rayonier pension plans, the amounts recognized in the balance sheets of the Company at December 31, 1995 and 1994 and the principal weighted average assumptions inherent in their determination:

                                                      1995         1994
                                                      ----         ----
Actuarial present value of benefit obligations
  Vested benefits                                $  85,300    $  69,842
                                                 =========    =========
  Accumulated benefits                           $  90,874    $  73,569
                                                 =========    =========
  Projected benefits                             $  92,386    $  73,993
Plan assets at fair value                          101,698       81,597
                                                 ---------    ---------
Plan assets in excess of projected benefits          9,312        7,604
Unrecognized net (gain) loss                        (3,336)       1,676
Unrecognized past service cost                       7,460        5,139
Unrecognized net assets                             (4,505)      (5,695)
                                                 ---------    ---------
Prepaid pension asset                            $   8,931    $   8,724
                                                 =========    =========
Actuarial assumptions (%)
  Discount rate                                       7.50         8.50
  Rate of  return on invested assets                  9.75         9.75
  Salary increase assumption                          5.00         5.00




Postretirement Health and Life

Rayonier provides health care and life insurance benefits for certain employees upon retirement. A reserve of $3,924 was transferred from ITT to Rayonier in 1994 to cover the postretirement benefit obligation for active employees as of March 1, 1994. The Company is not currently funding this obligation; however, it may fund some portions in the future if it can be accomplished on a tax-effective basis. The liability for employees retiring prior to March 1, 1994 was retained by ITT.

The following table sets forth postretirement health care and life insurance benefits expense for the three years ended December 31:

                                           1995     1994     1993
                                           ----     ----     ----
Service cost                             $  598   $  618   $  260
Interest cost                             1,847    1,642      766
Net amortization and deferral               319      448     --
                                         ------   ------   ------
Net periodic expense of Rayonier plans    2,764    2,708    1,026
Rayonier  portion of expense for
  ITT Plans for salaried employees         --        212    1,146
                                         ------   ------   ------
Total postretirement benefits expense    $2,764   $2,920   $2,172
                                         ======   ======   ======


The following table sets forth the status of the Rayonier postretirement benefit plans other than pensions, the amounts recognized in the balance sheets of the Company at December 31, 1995 and 1994 and the principal weighted average assumptions inherent in their determination:

                                                     1995        1994
                                                     ----        ----
Accumulated  postretirement benefit obligation   $ 24,903    $ 22,364
Unrecognized net loss                              (8,111)     (7,214)
Unrecognized prior service cost                      (173)       --
                                                 --------    --------
Liability recognized in the balance sheet        $ 16,619    $ 15,150
                                                 ========    ========
Actuarial assumptions (%)
Discount rate                                        7.50        8.50
Ultimate health care trend rate                      5.00        6.00


The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 10.0 percent for 1995, decreasing ratably to 5.0 percent in the year 2001. Increasing the table of health care trend rates by one percentage point per year would have the effect of increasing the accumulated postretirement benefit obligation by $2,009 and the annual expense by $232.

14. COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. As of December 31, 1995, minimum rental commitments under operating leases were $4,903, $4,468, $2,146, $1,660 and $1,607 for 1996, 1997,
1998, 1999 and 2000, respectively. For the remaining years, such commitments amounted to $6,225, aggregating total minimum lease payments of $21,009. Total rental expense for operating leases amounted to $7,373, $6,068 and $5,587 in 1995, 1994 and 1993, respectively. The Company has indirectly guaranteed approximately $6,715 of debt that is secured by equipment used by two vendors to provide products to the Company.

15. LEGAL PROCEEDINGS

Rayonier and SWP are named defendants in three pending civil cases arising out of former wood preserving operations at SWP's plant located in Augusta, Georgia, and one pending civil case arising out of such operations at SWP's plant in Macon, Georgia. In general, all of these cases seek recovery for property damage, personal injury or wrongful death based on the alleged exposure to toxic chemicals used by SWP in its former operations. Two of these cases are pending in the U.S. District Court for the Southern District of Georgia, one is pending in the U.S. District Court for the Middle District of Georgia and summary judgment in favor of Rayonier and SWP in the fourth case is now under appeal to the U.S. Court of Appeals for the 11th Circuit. One of the cases pending in District Court, Ernest Jordan v. Southern Wood Piedmont Co., et al., seeks damages in the amount of $700,000 ($200,000 in property damage and $500,000 in punitive damages); the Court has disposed of the plaintiffs' claim of class action and, in response, the plaintiffs have amended their complaint by adding over 100 individual residents. Counsel for the Company believe that the Company has meritorious defenses in all these cases. Several previous lawsuits related to the Augusta and Macon facilities have either been dismissed or settled for amounts not material to the Company.

Rayonier has been named a Potentially Responsible Party (PRP) or is a defendant in actions being brought by a PRP in four proceedings instituted by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or state agencies under comparable state statutes. In three of these proceedings, Rayonier is considered a de minimis participant. In the other proceeding, the Company is not a de minimis participant because of the limited number of PRPs, and the Company believes that its share of liability for total clean-up costs will be less than $3,000. In each case, Rayonier has established reserves for its estimated liability. Rayonier has also received requests for information from the EPA in connection with two other CERCLA sites, but the Company does not currently know to what extent, if at all, liability under CERCLA will be asserted against Rayonier with respect to either site.

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


16. ENVIRONMENTAL MATTERS

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal that, in the opinion of management, will require substantial expenditures over the next ten years. Federal environmental regulations governing air and water discharges that were proposed in 1993 may require further expenditures and, if finally enacted in their proposed form, would prevent the Company from meeting certain product quality specifications for substantially all of its chemical cellulose products, and will increase the cost of making its remaining pulp products. Sales of chemical cellulose products accounted for approximately 30 percent of 1995 sales. While these regulations would have a material adverse effect on operations if not changed, it will not be possible for Rayonier to determine the nature or costs of such effect until the regulations are issued in final form.

Over the past five years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused RTLP to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service has developed a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of RTLP's Washington timberlands is located. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet (also recently listed as a threatened species). The state Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Company's lands. Rayonier is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of timber available for harvest.

17. SEGMENT INFORMATION

Please refer to Items 6 and 7 where information regarding business segment sales and operating income is provided. Additional segment information for the three years ended December 31 is as follows (millions of dollars):

                                                              Depreciation,
                             Gross Plant Additions    Depletion and Amortization   Identifiable Assets
                            ----------------------    --------------------------  ----------------------
                            1995     1994     1993     1995     1994     1993     1995     1994     1993
                            ----     ----     ----     ----     ----     ----     ----     ----     ----
Timber and Wood Products  $   72   $   42   $   30   $   26   $   25   $   21   $  737   $  685   $  649
Specialty Pulp Products       68       58       41       69       64       56      846      787      794
Corporate and other            3        1        1        1        1        1       49       37       31
Dispositions                  --       --       --       --       --       --       16       15       14
                          ------   ------   ------   ------   ------   ------   ------   ------   ------
Total                     $  143   $  101   $   72   $   96   $   90   $   78   $1,648   $1,524   $1,488
                          ======   ======   ======   ======   ======   ======   ======   ======   ======

Geographical Operating Information -- All Segments  (millions of dollars)

                             Sales                   Operating Income              Identifiable Assets
                ---------------------------   -----------------------------    ---------------------------
                   1995      1994      1993      1995       1994       1993       1995      1994      1993
                   ----      ----      ----      ----       ----       ----       ----      ----      ----
United States   $ 1,126   $   945   $   839   $   222    $   160    $   103    $ 1,393   $ 1,291   $ 1,261
New Zealand         106        98        93        13         12         27        237       222       226
All other            28        26         4        (1)        (3)        (3)        18        11         1
                -------   -------   -------   -------    -------    -------    -------   -------   -------
Total           $ 1,260   $ 1,069   $   936   $   234    $   169    $   127    $ 1,648   $ 1,524   $ 1,488
                =======   =======   =======   =======    =======    =======    =======   =======   =======


Export Sales -- All Segments  (millions of dollars)

Sales of products produced in various countries for export to other countries consisted of the following:

Operating                 Sales
Location            Destination           1995   1994   1993
---------           -----------           ----   ----   ----
United States     Asia Pacific            $368   $266   $282
                  Western Europe           146    108    109
                  All other                102     68     62
                                          ----   ----   ----
                                           616    442    453

New Zealand       Asia Pacific              61     54     67
                  Western Europe            --     --      4
                  All other                  3      7      2
                                          ----   ----   ----
                                            64     61     73

All other                                   14     20      4
                                          ----   ----   ----

   Total                                  $694   $523   $530
                                          ====   ====   ====

18. NEW ZEALAND - RELATED FOREIGN CURRENCY EXPOSURE AND RISK MANAGEMENT

A significant portion of the revenue from Rayonier's New Zealand operations is in U.S. dollars or significantly affected by the New Zealand dollar/U.S. dollar exchange rate. However, most of its cash operating costs are incurred in New Zealand dollars with New Zealand dollar expenses exceeding New Zealand dollar revenues.

During 1995, Rayonier entered into forward exchange contracts to help mitigate the adverse impact of foreign currency fluctuations on the Company's New Zealand net currency exposure. To date, Rayonier's forward contracts were intended to cover anticipated operating needs and therefore did not "hedge" firm contracts or commitments in accordance with Statement of Financial Accounting Standards No. 52. As a result, the gains and losses on these contracts are included in income based on mark to market values at reporting dates. In 1995, the maximum foreign currency contracts outstanding at any point in time totaled $59,470. At December 31, 1995, the Company held foreign currency contracts maturing through December 1996 totaling $53,490.

The following summarizes the post-exchange rate after-tax contribution to Rayonier's net income from New Zealand operating income and related foreign exchange effects (millions of dollars):

                                                                   1995               1994                1993
                                                                   ----               ----                ----
     OPERATING INCOME ON A 1993 EXCHANGE RATE BASIS               $  18               $ 14                $ 27
     Effect of exchange rate changes since 1993                      (5)                (2)                  -
                                                                   ----               ----                ----
     OPERATING INCOME AS REPORTED                                    13                 12                  27
     Non-operating gain from foreign exchange contracts               1                  -                   -
     Income taxes at statutory rates                                 (5)                (4)                 (9)
     After-tax effect of exchange rate changes on taxable income      2                  2                   -
                                                                   ----               ----                ----

     POST-EXCHANGE RATE AFTER-TAX CONTRIBUTION
         FROM OPERATING INCOME                                    $  11               $ 10                $ 18
                                                                  =====               ====                ====

     After-tax contribution of constant exchange rate
         operating income at statutory rates                      $  12               $  9                $ 18
                                                                  =====               ====                ====

The Company believes that it has been able to mitigate most of the effect of exchange rate fluctuations of the New Zealand dollar through risk management activities, thereby normalizing the net income contribution of its New Zealand operations on a post-exchange rate basis toward what it would have been without exchange rate movements. The Company plans to continue this program but will continue to limit its mark to market exposure so as not to have a material effect on EPS if exchange rates move rapidly.

19.  QUARTERLY RESULTS FOR 1995 AND 1994 (UNAUDITED)
     (thousands of dollars, except per share amounts)


                                          Quarter Ended
                            ------------------------------------------        Total
                            March 31    June 30   Sept. 30     Dec. 31         Year
                            --------    -------   --------     -------        -----
1995
Sales                       $285,832   $313,564   $333,913    $327,183   $1,260,492
                            ========   ========   ========    ========   ==========
Operating income            $ 54,844   $ 53,691   $ 61,357    $ 63,785   $  233,677
                            ========   ========   ========    ========   ==========
Net income                  $ 25,149   $ 26,338   $ 57,038*   $ 33,823   $  142,348
                            ========   ========   ========    ========   ==========
Earnings per Common Share   $    .84   $    .88   $   1.90*   $   1.13   $     4.75
                            ========   ========   ========    ========   ==========
1994
Sales                       $257,727   $250,770   $286,006    $274,991   $1,069,494
                            ========   ========   ========    ========   ==========
Operating income            $ 51,172   $ 35,231   $ 40,075    $ 42,869   $  169,347
                            ========   ========   ========    ========   ==========
Net income                  $ 21,719   $ 14,114   $ 16,405    $ 17,794   $   70,032
                            ========   ========   ========    ========   ==========
Earnings per Common Share   $    .73   $    .48   $    .55    $    .60   $     2.36
                            ========   ========   ========    ========   ==========



*Includes a non-recurring pretax gain of $34,763, $23,946 after-tax, or $0.80 per Common Share. See Note 3.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RAYONIER INC.



                                By     KENNETH P. JANETTE
                                       ---------------------------------------
                                       Kenneth P. Janette
March 26, 1996                         Vice President and Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   SIGNATURE                                     TITLE                      DATE
   --------                                      -----                      ----
               *                        Chairman of the Board,
--------------------------------        President, Chief Executive
        Ronald M. Gross                 Officer and Director
 (Principal Executive Officer)

       GERALD J. POLLACK                Senior Vice President and          March 26, 1996
--------------------------------        Chief Financial Officer
       Gerald J. Pollack
 (Principal Financial Officer)

      KENNETH P. JANETTE                Vice President and                 March 26, 1996
--------------------------------        Corporate Controller
     Kenneth P. Janette
(Principal Accounting Officer)

               *                               Director
--------------------------------
       William J. Alley

               *                               Director
--------------------------------
        Rand V. Araskog

               *                               Director
--------------------------------
       Donald W. Griffin

               *                               Director
--------------------------------
       Paul G. Kirk, Jr.

               *                               Director
--------------------------------
      Katherine D. Ortega

               *                               Director
--------------------------------
      Burnell R. Roberts

               *                               Director
--------------------------------
    Nicholas L. Trivisonno

               *                               Director
--------------------------------
        Gordon I. Ulmer

*By     GERALD J. POLLACK                                                   March 26, 1996
--------------------------------
        Attorney-In-Fact


                                       A

                                  EXHIBIT INDEX

Exhibit No.           Description                                          Location
-----------           -----------                                          --------

     2.1              Distribution agreement between                       Incorporated by reference to Exhibit 2.1 to
                      ITT Corporation and Rayonier Inc.                    the Registrant's December 31, 1993 Form 10-K

     3.1              Amended and Restated Articles of                     Incorporated by reference to Exhibit 4(a)
                      Incorporation                                        to the Registrant's Registration Statement on
                                                                           Form S-8 (Registration No. 33-52437)

     3.2              By-Laws                                              Filed herewith

     4.1              Indenture dated as of September 1, 1992              Incorporated by reference to Exhibit 4.1 to
                      between the Company and Bankers                      the Registrant's December 31, 1993 Form 10-K
                      Trust Company, as Trustee, with respect
                      to certain debt securities of the Company

     4.2              First Supplemental Indenture dated as of             Incorporated by reference to Exhibit 4.2 to
                      December 13, 1993                                    the Registrant's December 31, 1993 Form 10-K

     4.3              $100 million 364-day Revolving Credit                Incorporated by reference to Exhibit 4.1 to
                      Agreement dated as of April 14, 1995 among           the Registrant's March 31, 1995 Form 10-Q
                      Rayonier Inc. as Borrower and the banks named
                      therein as Banks, Citibank, N.A. as Administrative
                      Agent and Citicorp Securities, Inc. and the
                      Toronto-Dominion Bank as Arrangers

     4.4              $200 million Revolving Credit Agreement              Incorporated by reference to Exhibit 4.2 to
                      dated as of April 14, 1995 among Rayonier            the Registrant's March 31, 1995 Form 10-Q
                      Inc. as Borrower and the banks named therein
                      as Banks, Citibank, N.A. as Administrative
                      Agent and Citicorp Securities, Inc. and the
                      Toronto-Dominion Bank as Arrangers

     4.5              Other instruments defining the rights                Not required to be filed.  The Registrant
                      of security holders, including indentures            hereby agrees to file with the Commission a
                                                                           copy of any other instrument defining the
                                                                           rights of holders of the Registrant's long-term
                                                                           debt upon request of the Commission

      9               Voting trust agreement                               None

    10.1              Administrative Services Agreement                    Incorporated by reference to Exhibit 10.1 to
                      between ITT Corporation and Rayonier Inc.            the Registrant's December 31, 1993 Form 10-K

    10.2              Employee Benefits Agreement between                  Incorporated by reference to Exhibit 10.2 to
                      ITT Corporation and Rayonier Inc.                    the Registrant's December 31, 1993 Form 10-K

    10.3              Tax Allocation Agreement between                     Incorporated by reference to Exhibit 10.3 to
                      ITT Corporation and Rayonier Inc.                    the Registrant's December 31, 1993 Form 10-K

    10.4              Canadian Assets Purchase Agreement                   Incorporated by reference to Exhibit 10.4 to
                      between ITT Corporation and Rayonier Inc.            the Registrant's December 31, 1993 Form 10-K

                                       B

                                EXHIBIT INDEX
                                -------------

Exhibit No.                    Description                                              Location
------------                   -----------                                              --------
    10.5              Rayonier 1994 Incentive Stock Plan                   Incorporated by reference to Exhibit 4(c) to
                                                                           the Registrant's Registration Statement on
                                                                           Form S-8 (File No. 33-52445)

    10.6              Rayonier Senior Executive Severance                  Incorporated by reference to Exhibit 10.6
                      Pay Plan                                             to the Registrant's Registration Statement
                                                                           on Form 8-A dated December 15, 1993
                                                                           (the Form 8-A)

    10.7              Rayonier Investment and Savings Plan                 Incorporated by reference to Exhibit 4(c) to
                      for Salaried Employees                               the Registrant's Registration Statement on
                                                                           Form S-8 (File No. 33-52437)

    10.8              Supplement to Rayonier Investment                    Incorporated by reference to Exhibit 4.6 to
                      and Savings Plan for Salaried Employees              the Registrant's Registration Statement on
                      including the First, Second, Third, Fourth           Form S-8 (File No. 33-65291)
                      and Fifth Amendments to the Rayonier
                      Investment and Savings Plan for Salaried
                      Employees

    10.9              Rayonier Salaried Employees                          Incorporated by reference to Exhibit 10.8
                      Retirement Plan                                      to the Form 8-A

    10.10             Form of Indemnification Agreement                    Incorporated by reference to Exhibit 10.9 to
                      between Rayonier Inc. and its                        the Registrant's December 31, 1993 Form 10-K
                      Directors and Officers

    10.11             Rayonier Inc. Excess Benefit Plan                    Incorporated by reference to Exhibit 10.10 to
                                                                           the Registrant's December 31, 1993 Form 10-K

    10.12             Rayonier Inc. Excess Savings and                     Filed herewith
                      Deferred Compensation Plan

    10.13             Form of Rayonier Inc. Excess Savings                 Filed herewith
                      and Deferred Compensation Plan
                      Agreements

    10.14             Form of Indemnification Agreement                    Incorporated by reference to Exhibit 10.1 to the
                      between Registrant and directors of                  Registrant's March 31, 1994 Form 10-Q
                      Rayonier Forest Resources Company, its wholly owned
                      subsidiary which is Managing General
                      Partner of Rayonier Timberlands, L.P., who are not
                      also directors of Registrant

    10.15             Description of Rayonier 1994 Incentive Stock         Incorporated by reference to Exhibit 10.1 to the
                      Plan Contingent Performance Share Awards             Registrant's June 30, 1994 Form 10-Q

    10.16             Form of Rayonier 1994 Incentive Stock Plan           Incorporated by reference to Exhibit 10.1 to the
                      Contingent Performance Share Award Agreement         Registrant's June 30, 1994 Form 10-Q

                                       C

                                EXHIBIT INDEX
                                -------------

Exhibit No.                    Description                                              Location
------------                   -----------                                              --------
    10.17             Form of Rayonier 1994 Incentive Stock                Filed herewith
                      Plan Restricted Share Award Agreement

    10.18             Form of Rayonier 1994 Incentive Stock                Filed herewith
                      Non-qualified Stock Option Award Agreement

    10.19             Rayonier Substitute Stock Option Plan                Incorporated by reference to Exhibit 4(c) to
                                                                           the Registrant's Registration Statement on
                                                                           Form S-8 (File No. 33-52891)

    10.20             Form of Rayonier Substitute Stock                    Filed herewith
                      Option Award Agreements

    10.21             Split-Dollar Life Insurance Agreement dated          Incorporated by reference to Exhibit 10.2 to the
                      June 22, 1994 between Rayonier Inc. and              Registrant's June 30, 1994 Form 10-Q
                      Ronald M. Gross

    10.22             Deferred Compensation/Supplemental                   Incorporated by reference to Exhibit 10.3 to the
                      Retirement Agreement dated June 28, 1994             Registrant's June 30, 1994 Form 10-Q
                      between Rayonier Inc. and Ronald M. Gross

    10.23             Other material contracts                             None

     11               Statement re computation of per share                Not required to be filed
                      earnings

     12               Statements re computation of ratios                  Filed herewith

     13               Annual report to security holders, Form 10-Q         Not applicable
                      or quarterly report to security holders

     16               Letter re change in certifying accountant            Not applicable

     18               Letter re change in accounting principles            Not applicable

     21               Subsidiaries of the Registrant                       Incorporated by reference to Exhibit 21 to
                                                                           the Registrant's December 31, 1993 Form 10-K

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