Form 10-Q
period 1996-03-31
RAYONIER INC
filed 1996-05-10
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


     (Mark One)


     (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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

     YES (X) NO ( )


     As of May 9, 1996, there were 29,542,283 Common Shares of the Registrant outstanding.

                               RAYONIER INC.

                             TABLE OF CONTENTS






                                                                  PAGE

       PART I.FINANCIAL INFORMATION

       Item l.Financial Statements

              Statements of Consolidated Income for the
              Three Months Ended March 31, 1996 and 1995            1

              Consolidated Balance Sheets as of March 31, 1996
              and December 3l, 1995                                 2

              Statements of Consolidated Cash Flows for the
              Three Months Ended March 31, 1996 and 19953

       Item 2.Management's Discussion and Analysis
              of Financial Condition and Results of Operations    4-6

       Item 3.Selected Operating Data                               7




       PART II.OTHER INFORMATION

       Item 1.Legal Proceedings                                     8

       Item 6.Exhibits and Reports on Form 8-K                      8

              Signature                                             8

              Exhibit Index                                         9










                                  i

PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (Rayonier or the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. Certain reclassifications have been made to the prior year's financial statements to conform to current year presentation. For a full description of accounting policies, please refer to Notes to Consolidated Financial Statements in the l995 Annual Report on Form l0-K.


                      RAYONIER INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED INCOME
                                (unaudited)
               (Thousands of dollars, except per share data)

                                               Three Months
                                             Ended March 31,
                                            --------------------
                                             1996         1995
                                            -------      -------
  Sales                                   $ 293,980    $ 285,832

  Costs and expenses                        -------      -------

      Cost of sales                         225,674      224,044

      Selling and general expenses            8,843        8,387

      Other operating income, net              (429)      (1,443)
                                            -------      -------
                                            234,088      230,988
                                            -------      -------
  Operating income                           59,892       54,844

  Interest expense                           (7,146)      (8,535)

  Interest and miscellaneous income, net      1,488          668

  Minority interest                          (8,988)      (9,300)
                                            -------      -------
  Income before income taxes                 45,246       37,677

  Provision for income taxes                (13,769)     (12,528)
                                            -------      -------

  Net income                               $ 31,477     $ 25,149
                                            =======      =======
  Net income per Common Share              $   1.05     $   0.84
                                            =======      =======
  Weighted average Common Shares
      outstanding                        30,089,060   29,847,437
                                         ==========   ==========

                      RAYONIER INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                          (Thousands of dollars)

                                  ASSETS
                                                         March 31, December 31,
                                                            1996         1995
                                                          --------     -------
CURRENT ASSETS
  Cash and short-term investments                         $  5,606    $ 10,932
  Accounts receivable, less allowance for doubtful
   accounts of $4,308 and $4,420                           126,175     128,478
  Inventories
     Finished goods                                         73,131      71,307
     Work in process                                        25,083      25,681
     Raw materials                                          53,846      44,350
     Manufacturing and maintenance supplies                 31,279      28,740
                                                           -------     -------
       Total inventories                                   183,339     170,078

  Timber stumpage                                           42,720      49,464
  Other current assets                                      22,603      15,412
  Deferred income taxes                                     15,031      15,208
                                                           -------     -------
     Total current assets                                  395,474     389,572

OTHER ASSETS                                                48,009      47,239

TIMBER STUMPAGE                                             27,750      29,396

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  NET OF DEPLETION AND AMORTIZATION                        478,821     476,463

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings, machinery and equipment               1,310,325   1,292,059
  Less - accumulated depreciation                          601,396     586,796
                                                         ---------   ---------
                                                           708,929     705,263
                                                         ---------   ---------
                                                        $1,658,983  $1,647,933
                                                         =========   =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $ 86,936    $102,938
  Bank loans and current maturities                          1,841       3,040
  Accrued taxes                                             24,253       9,941
  Accrued payroll and benefits                              17,204      26,554
  Accrued interest                                           8,017       5,268
  Other current liabilities                                 36,717      39,943
  Current reserves for dispositions                         17,100      16,047
                                                           -------     -------
     Total current liabilities                             192,068     203,731

DEFERRED INCOME TAXES                                      162,335     160,574

LONG-TERM DEBT                                             447,247     446,696

NON-CURRENT RESERVES FOR DISPOSITIONS                       20,360      23,542

OTHER NON-CURRENT LIABILITIES                               26,438      25,204

MINORITY INTEREST                                           20,567      18,815

SHAREHOLDERS' EQUITY

  Common Shares, 60,000,000 shares authorized, 29,613,278
     and 29,653,278 shares issued and outstanding          156,752     159,032
  Retained earnings                                        633,216     610,339
                                                           -------     -------
                                                           789,968     769,371
                                                         ---------   ---------
                                                        $1,658,983  $1,647,933
                                                         =========   =========

                      RAYONIER INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (unaudited)
                          (Thousands of dollars)

                                                           Three Months
                                                          Ended March 31,
                                                       ----------------------
                                                        1996           1995
                                                       -------        -------
OPERATING ACTIVITIES

Net income                                             $31,477        $25,149
Non-cash items included in income
  Depreciation, depletion and amortization              24,136         24,492
  Deferred income taxes                                  1,617          2,465
Increase in other non-current liabilities                1,234          1,132
Change in accounts receivable, inventories
  and accounts payable                                 (26,960)       (39,115)
Decrease (increase) in current timber stumpage           6,744         (9,581)
Increase in other current assets                        (7,191)          (401)
Increase in accrued liabilities                          4,485         12,189
Change in reserves for dispositions                     (1,250)        (1,274)
                                                       -------        -------
Cash from operating activities                          34,292         15,056
                                                       =======        =======

INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
  of $543 and $652                                     (30,160)       (30,791)
Expenditures for dispositions, net
  of tax benefits of $321 and $732                        (558)        (1,235)
Change in timber stumpage and other assets                 876           (224)
                                                       -------        -------
Cash used for investing activities                     (29,842)       (32,250)
                                                       =======        =======

FINANCING ACTIVITIES

Issuance of debt                                           700         27,444
Repayments of debt                                      (1,348)          (126)
Dividends                                               (8,600)        (7,402)
(Redemption) issuance of Common Shares                  (2,280)           682
Increase (decrease) in minority interest                 1,752           (314)
                                                       -------        -------
Cash (used for) provided by financing activities        (9,776)        20,284
                                                       =======        =======

CASH AND SHORT-TERM INVESTMENTS

(Decrease) increase during the period                   (5,326)         3,090
Balance, beginning of period                            10,932          9,178
                                                        ------         ------
Balance, end of period                                 $ 5,606        $12,268
                                                        ======         ======

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
  Interest                                             $ 4,830        $ 4,835
                                                        ======         ======
  Income taxes, net of refunds                         $  (898)       $(2,768)
                                                        ======         ======

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The sales and operating income of Rayonier's business segments for the three months ended March 31, 1996 and 1995 were as follows (thousands of dollars):

                                                Three Months
                                               Ended March 31,
                                            ----------------------
                                              1996           1995
                                            -------        -------
Sales

Timber and Wood Products

Log trading and merchandising              $ 67,792       $ 80,001
Timberlands management and stumpage          49,749         50,153
Wood products                                20,638         15,123
Intrasegment eliminations                    (5,129)        (4,184)
                                            -------        -------
  Total Timber and Wood Products            133,050        141,093
                                            -------        -------

Specialty Pulp Products

Chemical cellulose                          104,644         83,606
Fluff and specialty paper pulps              57,882         67,160
                                            -------        -------
  Total Specialty Pulp Products             162,526        150,766
                                            -------        -------
Intersegment eliminations                    (1,596)        (6,027)
                                            -------        -------
  Total sales                              $293,980       $285,832
                                            =======        =======

Operating Income

Timber and Wood Products                    $37,183        $42,754
Specialty Pulp Products                      25,140         15,273
Corporate and other                          (2,496)        (2,171)
Intersegment eliminations                        65         (1,012)
                                             ------         ------
  Total operating income                    $59,892        $54,844
                                             ======         ======

Results of Operations


Sales and Operating Income

Sales of $294 million for the first quarter of 1996 rose $8 million or 3 percent from the first quarter of 1995. Operating income of $60 million was $5 million or 9 percent higher than last year's first quarter. Strong first quarter results reflected higher pricing for the Company's specialty dissolving pulps, which offset a drop in prices for fluff and paper pulps.


Timber and Wood Products

Timber and Wood Products' sales in the first quarter were $133 million, $8 million lower than the same period of 1995. Operating income for the quarter of $37 million was down $6 million from the prior year.

Log trading and merchandising sales and operating income, which include the Company's New Zealand log sales, were down from the 1995 first quarter due to continuing softness in Asian markets. In North America, both volume and selling prices were down from 1995 resulting in reduced sales and margins. In New Zealand, export log volume was up slightly but margins were down due to lower export selling prices.

Timberlands management and stumpage sales and margins were slightly below last year's first quarter. In the Northwest U.S. region, harvest volumes increased 32 percent from the 1995 first quarter as customers accelerated harvests amid fears that export markets could weaken further in the second and third quarters. These gains were offset in the Southeast U.S. where timber stumpage harvest volume and prices declined as pulp and paper mills and sawmills took market downtime. Wood products sales increased over the prior year mainly due to higher volume associated with the second quarter 1995 acquisition of a lumber manufacturing facility in Idaho; however, operating margins declined due to lower sales prices.

Specialty Pulp Products

Sales of Specialty Pulp Products increased to $163 million, up 8 percent from last year's first quarter, and operating income rose $10 million to $25 million. Stable volumes and favorable pricing resulted in continued strong performance in dissolving grade pulps. Approximately 60 percent of the Company's pulp business is in specialty dissolving grades. The balance of the Company's pulp business is primarily fluff pulps, for which prices fell significantly since reaching record highs late in 1995. Favorable wood costs helped offset some of the price erosion.

Intersegment

First quarter intersegment sales of $2 million in 1996 were less than the comparable 1995 amount due to lower stumpage sales from the Timber and Wood Products segment to the Specialty Pulp Products segment.

Other Items

As previously announced, the Company's results for 1996 are expected to be below last year's results unless there is a significant rebound in fluff pulp prices, which is unlikely. Prices for fluff pulps appear to have bottomed out in the second quarter at approximately 30 percent below first quarter prices and approximately $50 a ton below recent expectations. In addition, unless a significant rebound in commodity pulp prices occurs in the near future, the prices for some of the Company's higher-value pulp grades will begin to come under price pressure from competitors and customers. The Company also believes that the current high cost of North American logs in Japan and high log inventories in Korea will likely result in lower demand and prices for export logs and timber in the second quarter. As a result, margins for Timber and Wood Products are expected to decline approximately 20 percent from first quarter levels.

Interest expense was $7 million for the first quarter of 1996, $1 million favorable to 1995, reflecting lower interest rates and a lower average debt level.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP) was slightly below that of the prior year period, reflecting lower Southeast U.S. stumpage prices and volume offset to a
great  extent  by  higher  Northwest U.S. stumpage  volume.   The  minority
participation in the earnings of RTLP will change from approximately 24 percent to approximately 1 percent effective January 1, 2001.

The effective tax rate for the first quarter of 1996 was 30.4 percent compared to 33.3 percent in the 1995 first quarter. The change reflects 1996 recognition of a tax asset related to a prior year transaction following resolution of various uncertainties related to its realization.


Net Income

Net income for the first quarter was $31 million or $1.05 per Common Share, up $6 million or $0.21 per Common Share from 1995.


Liquidity and Capital Resources

Cash flow from operating activities of $34 million in the first quarter of 1996 increased from $15 million in 1995 as a result of higher earnings and reduced working capital requirements. EBITDA (defined as earnings from continuing operations before non-recurring items, interest expense, income taxes and depreciation, depletion and amortization) for the first quarter of 1996 of $77 million increased $6 million over the comparable period of 1995. Cash from operations financed capital expenditures of $31 million, dividends of $9 million and the repurchase of Common Shares of $3 million. First quarter ending debt of $449 million approximated year-end debt and the Company's debt-to-total-capital-ratio decreased one percentage point to 36 percent.

During the first quarter of 1996, the Company began a common share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. The number of shares that may be repurchased each year is limited to the greater of 1.5 percent of the Company's outstanding shares or the number of incentive stock shares issued to employees during the year. The Company expects to repurchase approximately 300,000 to 450,000 shares in 1996. In the first quarter, 76,100 shares were repurchased at an average cost of $35.19 per share with a total cost of approximately $3 million.

The Company has unsecured credit facilities totaling $300 million, which are used for direct borrowings and as support for $115 million of outstanding commercial paper. As of March 31, 1996, the Company had $185 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $141 million of new public debt securities. The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.


Item 3.  Selected Operating Data

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                                1996     1995
                                                                ----     ----
Timber and Wood Products

  Log sales
     North America - millions of board feet                       51       60
     New Zealand - thousands of cubic meters                     429      387
     Other - millions of board feet                                6        2

  Timber harvest
     Northwest U.S. - millions of board feet                      61       46
     Southeast U.S. - thousands of short green tons              570      673
     New Zealand - thousands of cubic meters                     257      280

  Lumber sold - millions of board feet                            61       41

  Intercompany sales
     Logs - millions of board feet                                 2        1
     Northwest U.S. timber stumpage
          - millions of board feet                                 9        7
     Southeast U.S. timber stumpage
         - thousands of short green tons                          48      165

Specialty Pulp Products

  Pulp sales
     Chemical cellulose sales - thousands of metric tons         111      105
     Fluff and specialty paper pulp sales - thousands
         of metric tons                                           82       93

  Production as a percent of capacity                             93%     100%


Selected Supplemental Information (thousands of dollars)

  New Zealand - Sales                                       $25,296   $24,282
                                                             ======    ======
  New Zealand - Operating Income                            $ 1,420   $ 3,693
                                                             ======    ======

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     On April 18, 1996 the United States Court of Appeals for the Fifth Circuit reversed and remanded for a new trial a jury verdict in favor of Rayonier's wholly-owned subsidiary, Southern Wood Piedmont Company ("SWP"), an intervenor in an action brought by the U.S. Environmental Protection Agency ("EPA") against Marine Shale Processors, Inc. ("MSP"). SWP had shipped over 170,000 tons of materials containing hazardous waste for thermal processing by MSP. The verdict, among other things, found that MSP had produced a product consistent with certain regulations under the Resource Conservation and Recovery Act with material received from SWP so long as that material remained unmixed with material received from other MSP customers. Because such a product cannot be considered a hazardous waste, the verdict helped to limit SWP's potential liability for material sent to MSP under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). The outcome of the new trial may result in a potential CERCLA liability related to this material for SWP.


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


                                          RAYONIER INC.  (Registrant)


                                          BY /S/ KENNETH P. JANETTE
                                             -----------------------
                                              Kenneth P. Janette
                                              Vice President and
                                              Corporate Controller
     May 10, 1996                             (Chief Accounting Officer)

                            EXHIBIT INDEX


  EXHIBIT NO.           DESCRIPTION                      LOCATION
  ----------            -----------                      --------

     2           Plan of acquisition,                    None
                 reorganization,  arrangement,
                 liquidation or succession

     3.1         Amended and restated articles           No Amendments
                 of incorporation

     3.2         By-laws                                 No amendments

     4           Instruments defining the rights         Not required to
                 of security holders, including          be filed. The
                 indentures                              Registrant hereby
                                                         agrees to file
                                                         with the Commission
                                                         a copy of any
                                                         instrument defining
                                                         the rights of
                                                         holders of the
                                                         Registrant's long-
                                                         term debt upon
                                                         request of the
                                                         Commission.

     10          Material contracts                      None

     11          Statement re computation of             Not required to
                 per share earnings                      be filed

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
