Form 10-Q
period 1996-06-30
RAYONIER INC
filed 1996-08-13
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                        Telephone Number: (203) 348-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months and (2) has been subject to such filing requirements for the past 90 days.

YES (X) NO ( )

As of August 6, 1996, there were 29,469,322 Common Shares of the Registrant outstanding.

                                   __________

                                  RAYONIER INC.

                                TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
      PART I.      FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Statements of Consolidated Income for the
                   Three Months and Six Months
                   Ended June 30, 1996 and 1995                         1

                   Consolidated Balance Sheets as of June 30, 1996
                   and December 3l, 1995                                2

                   Statements of Consolidated Cash Flows for the
                   Six Months Ended June 30, 1996 and 1995              3

      Item 2.      Management's Discussion and Analysis
                   of Financial Condition and Results of Operations     4-6

      Item 3.      Selected Operating Data                              7

      PART II.     OTHER INFORMATION

      Item 4.      Submission of Matters to a Vote of Security Holders  8

      Item 5.      Other Information                                    8

      Item 6.      Exhibits and Reports on Form 8-K                     8

                   Signature                                            8

                   Exhibit Index                                        9-10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (Rayonier or the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. Certain reclassifications have been made to the prior year's financial statements to conform to current year presentation. For a full description of accounting policies, please refer to Notes to Consolidated Financial Statements in the 1995 Annual Report on Form 10-K.

                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                              Three Months                      Six Months
                                                                             Ended June 30,                   Ended June 30,
                                                                             --------------                   --------------

                                                                           1996            1995             1996            1995
                                                                        -----------    -----------       -----------    -----------

     SALES                                                            $    296,667   $    313,564      $    590,647   $    599,396
                                                                        -----------    -----------       -----------    -----------

     Costs and expenses

         Cost of sales                                                     254,787        252,213           480,461        476,257

         Selling and general expenses                                        9,398          9,426            18,241         17,813

         Other operating income, net                                          (467)        (1,766)             (896)        (3,209)
                                                                       -----------    -----------       -----------    -----------

                                                                           263,718        259,873           497,806        490,861
                                                                       -----------    -----------       -----------    -----------

     OPERATING INCOME                                                       32,949         53,691            92,841        108,535

     Interest expense                                                       (7,097)        (8,773)          (14,243)       (17,308)

     Interest and miscellaneous income, net                                  1,473            999             2,961          1,667

     Minority interest                                                      (7,549)        (7,272)          (16,537)       (16,572)
                                                                       -----------    -----------       -----------    -----------

     Income before income taxes                                             19,776         38,645            65,022         76,322

     Provision for income taxes                                             (4,372)       (12,307)          (18,141)       (24,835)
                                                                       -----------    -----------       -----------    -----------


     NET INCOME                                                       $     15,404   $     26,338      $     46,881   $     51,487
                                                                       ===========    ===========       ===========    ===========

     NET INCOME PER COMMON SHARE                                      $       0.51   $       0.88      $       1.56   $       1.72
                                                                       ===========    ===========       ===========    ===========

     Weighted average Common Shares
         outstanding                                                    30,030,479     29,955,149        30,060,476     29,895,951
                                                                       ===========    ===========       ===========    ===========

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                      June 30,                   December 31,
                                                                                        1996                         1995
                                                                                   --------------              ---------------
CURRENT ASSETS
     Cash and short-term investments                                               $        4,813              $        10,932
     Accounts receivable, less allowance for doubtful
         accounts of $4,394 and $4,420                                                    138,039                      128,478
     Inventories
         Finished goods                                                                    63,047                       71,307
         Work in process                                                                   21,351                       25,681
         Raw materials                                                                     41,793                       44,350
         Manufacturing and maintenance supplies                                            30,780                       28,740
                                                                                    -------------               --------------
              Total inventories                                                           156,971                      170,078

     Timber stumpage                                                                       31,198                       49,464
     Other current assets                                                                  22,703                       15,412
     Deferred income taxes                                                                 13,243                       15,208
                                                                                    -------------               --------------
         Total current assets                                                             366,967                      389,572

OTHER ASSETS                                                                               47,752                       47,239

TIMBER STUMPAGE                                                                            34,940                       29,396

TIMBER, TIMBERLANDS AND LOGGING ROADS,
     NET OF DEPLETION AND AMORTIZATION                                                    483,244                      476,463

PROPERTY, PLANT AND EQUIPMENT
     Land, buildings, machinery and equipment                                           1,358,027                    1,292,059
     Less - accumulated depreciation                                                      617,492                      586,796
                                                                                    -------------               --------------
                                                                                          740,535                      705,263
                                                                                    -------------               --------------

                                                                                   $    1,673,438              $     1,647,933
                                                                                    =============               ==============


                                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                              $       89,326              $       102,938
     Bank loans and current maturities                                                      2,929                        3,040
     Accrued taxes                                                                         20,050                        9,941
     Accrued payroll and benefits                                                          18,041                       26,554
     Accrued interest                                                                       5,166                        5,268
     Other current liabilities                                                             36,370                       39,943
     Current reserves for dispositions                                                     16,116                       16,047
                                                                                    -------------               --------------
         Total current liabilities                                                        187,998                      203,731

DEFERRED INCOME TAXES                                                                     163,245                      160,574

LONG-TERM DEBT                                                                            461,972                      446,696

NON-CURRENT RESERVES FOR DISPOSITIONS                                                      19,292                       23,542

OTHER NON-CURRENT LIABILITIES                                                              26,519                       25,204

MINORITY INTEREST                                                                          21,386                       18,815

SHAREHOLDERS' EQUITY

     Common Shares, 60,000,000 shares authorized, 29,510,389
         and 29,653,278 shares issued and outstanding                                     152,977                      159,032
     Retained earnings                                                                    640,049                      610,339
                                                                                    -------------               --------------
                                                                                          793,026                      769,371
                                                                                    -------------               --------------
                                                                                   $    1,673,438              $     1,647,933
                                                                                    =============               ==============

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                                  --------------
                                                                                        1996                         1995
                                                                                    -------------               --------------

OPERATING ACTIVITIES

Net income                                                                         $       46,881              $        51,487
Non-cash items included in income
     Depreciation, depletion and amortization                                              46,687                       47,238
     Deferred income taxes                                                                  4,024                        7,912
Increase in other non-current liabilities                                                   1,315                        2,679
Change in accounts receivable, inventories
     and accounts payable                                                                 (10,066)                     (60,371)
Decrease in current timber stumpage                                                        18,266                          268
Increase in other current assets                                                           (7,291)                      (2,904)
Decrease in accrued liabilities                                                            (2,079)                     (10,112)
Change in reserves for dispositions                                                        (2,500)                      (2,533)
                                                                                    -------------               --------------
Cash from operating activities                                                             95,237                       33,664
                                                                                    -------------               --------------


INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
     of $671 and $713                                                                     (88,740)                     (68,332)
Expenditures for dispositions, net
     of tax benefits of $612 and $2,165                                                    (1,069)                      (3,654)
Change in timber stumpage and other assets                                                 (6,057)                      (1,087)
                                                                                    -------------               --------------
Cash used for investing activities                                                        (95,866)                     (73,073)
                                                                                    -------------               --------------


FINANCING ACTIVITIES

Issuance of debt                                                                           17,200                       50,773
Repayments of debt                                                                         (2,035)                        (201)
Dividends                                                                                 (17,170)                     (14,808)
(Repurchase) issuance of Common Shares                                                     (6,056)                         858
Increase (decrease) in minority interest                                                    2,571                       (1,037)
                                                                                    -------------               --------------
Cash (used for) provided by financing activities                                           (5,490)                      35,585
                                                                                    -------------               --------------


CASH AND SHORT-TERM INVESTMENTS

Decrease during the period                                                                 (6,119)                      (3,824)
Balance, beginning of period                                                               10,932                        9,178
                                                                                    -------------               --------------
Balance, end of period                                                             $        4,813              $         5,354
                                                                                    =============               ==============


Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest                                                                      $       15,210              $        16,755
                                                                                    =============               ==============
     Income taxes, net of refunds                                                  $        6,900              $        19,251
                                                                                    =============               ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales and operating income of Rayonier's business segments for the three and six months ended June 30, 1996 and 1995 were as follows (thousands of dollars):

                                                                              Three Months                      Six Months
                                                                             Ended June 30,                   Ended June 30,
                                                                             --------------                   --------------

                                                                          1996            1995             1996           1995
                                                                       -----------    -----------       -----------    -----------
SALES

TIMBER AND WOOD PRODUCTS

Log trading and merchandising                                         $     92,965   $    121,301      $    160,757   $    201,302
Timberlands management and stumpage                                         41,192         37,508            90,941         87,661
Wood products                                                               27,129         19,409            47,767         34,532
Intrasegment eliminations                                                   (3,158)        (5,564)           (8,287)        (9,748)
                                                                       -----------    -----------       -----------    -----------
     Total Timber and Wood Products                                        158,128        172,654           291,178        313,747
                                                                       -----------    -----------       -----------    -----------


SPECIALTY PULP PRODUCTS

Chemical cellulose                                                          95,499         82,423           200,143        166,029
Fluff and specialty paper pulps                                             43,856         64,933           101,738        132,093
                                                                       -----------    -----------       -----------    -----------
     Total Specialty Pulp Products                                         139,355        147,356           301,881        298,122
                                                                       -----------    -----------       -----------    -----------

Intersegment eliminations                                                     (816)        (6,446)           (2,412)       (12,473)
                                                                       -----------    -----------       -----------    -----------
     Total sales                                                      $    296,667   $    313,564      $    590,647   $    599,396
                                                                       ===========    ===========       ===========    ===========


OPERATING INCOME

Timber and Wood Products                                              $     32,466   $     35,747      $     69,649   $     78,501
Specialty Pulp Products                                                      4,035         20,374            29,175         35,647
Corporate and other                                                         (3,693)        (3,330)           (6,189)        (5,501)
Intersegment eliminations                                                      141            900               206           (112)
                                                                       -----------    -----------       -----------    -----------

     Total operating income                                           $     32,949   $     53,691      $     92,841   $    108,535
                                                                       ===========    ===========       ===========    ===========


RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales of $297 million for the second quarter of 1996 were $17 million or 5 percent lower than the second quarter of 1995 due primarily to lower log trading and merchandising sales in the Pacific Rim. Operating income of $33 million was $21 million or 39 percent lower than last year's second quarter due to lower fluff pulp pricing and continued weakness in Asian wood markets which affected pricing for logs. Sales for the six months ended June 30, 1996 of $591 million were $9 million or 1 percent lower than the prior year, and operating income of $93 million decreased $16 million or 14 percent from the prior year.

Timber and Wood Products

Timber and Wood Products' sales in the second quarter were $158 million, down $15 million from the 1995 second quarter. Operating income for the quarter of $32 million was down $3 million from the prior year. Sales for the six month period were $291 million, down $23 million from the same period of 1995, with operating income of $70 million down $9 million from the prior year. The declines were due to lower log and stumpage prices reflecting continued softness in Asian markets.

Log trading and merchandising sales and operating income, which include the Company's New Zealand log sales, declined from the 1995 second quarter due to weakness in Asian markets which pushed prices down for U.S. domestic and export logs. In New Zealand, volume was down compared to last year's second quarter and pricing was slightly lower, due to continued weak export markets.

Timberlands management and stumpage sales improved from the second quarter of 1995 reflecting higher volume which was mostly offset by lower stumpage prices contracted during weak 1995-96 timber and wood markets. By midyear, customers in the Northwest had cut about two-thirds of the anticipated annual harvest at prices higher than the Company expects to realize in the second half of 1996. Wood products results improved significantly from a year ago due to improved lumber markets and lower log costs.

Specialty Pulp Products

Sales of Specialty Pulp Products were $139 million, down $8 million from last year's second quarter, and operating income declined $16 million as a result of lower fluff pulp pricing. Shipments remained strong even though the Company's Port Angeles, Washington, mill took market down time.

Specialty Pulp Products sales for the first half of 1996 were $302 million, up $4 million from the prior period reflecting higher volume. Operating income declined $6 million to $29 million in 1996 reflecting lower fluff pulp prices largely offset by higher chemical cellulose prices. Fluff pulp prices declined significantly in the first six months of 1996 stabilizing late in the second quarter.

The Company is undertaking a comprehensive study to help develop long-term strategies to enhance profitability and reduce the cyclicality of its specialty pulp business. The study will focus on potential growth opportunities, new end uses and the cost competitiveness of each of the pulp mills.

Intersegment

Six month intersegment sales of $2 million in 1996 were less than the comparable 1995 amount due to lower stumpage sales from the Timber and Wood Products segment to the Specialty Pulp Products segment.

OTHER ITEMS

As previously announced, the Company's results for 1996 are expected to be below last year's results. Fluff pulp pricing bottomed out in the second quarter of 1996 and appears to be on a modest upward trend with price increases announced for the third quarter. Some of this initial price move will be offset by moderate reductions in second half prices for chemical cellulose pulps, which lag the commodity pulp cycle. In the Timber and Wood Products segment, weak Asian markets will likely result in lower demand and prices for export logs and timber in the second half of 1996.

The Company's Form 10-K for 1995 referred to federal environmental regulations governing air and water discharges that were proposed in 1993. In July 1996, the U.S. Environmental Protection Agency announced that it anticipates that technologies other than those which formed the basis of the proposed water regulations will be used to establish the final regulations for dissolving pulp mills. The agency said that it would await the results of studies being undertaken by the Company and other manufacturers of chemical cellulose pulps before proposing final regulations. The Company now expects that its costs to comply with these regulations will probably be less than previously estimated with implementation required at later dates than originally projected.

Interest expense was $14 million for the first half of 1996, $3 million favorable to 1995, reflecting a lower average debt level, lower interest rates and higher capitalized interest expense.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP) was relatively flat to the first half of 1995, reflecting higher Northwest U.S. stumpage volume offset by lower Southeast U.S. stumpage volume and lower prices in both regions. The minority participation in the earnings of RTLP will change from approximately 24 percent to approximately 1 percent effective January 1, 2001.

The effective tax rate for the first half of 1996 was 27.9 percent compared to
32.5 percent in the 1995 first half. The change reflects 1996 recognition of a tax asset related to a prior year transaction following resolution of various uncertainties related to its realization.

NET INCOME

Net income for the second quarter was $15 million or $0.51 per Common Share, down $11 million or $0.37 per Common Share from 1995. Net income for the six months ended June 30, 1996 was $47 million or $1.56 per Common Share, down $5 million or $0.16 per Common Share.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $95 million for the first six months of 1996 increased from $34 million in 1995 as a result of reduced working capital requirements. EBITDA (defined as earnings from continuing operations before non-recurring items, interest expense, income taxes and depreciation, depletion and amortization) for the first six months of 1996 of $126 million decreased $15 million from the comparable period of 1995. Cash from operations and new debt financed capital expenditures of $89 million, dividends of $17 million and the repurchase of Common Shares of $7 million. Second quarter ending debt of $465 million was $15 million greater than year-end debt. The Company's debt-to-total-capital-ratio at June 30, 1996 was 37 percent, the same level as at year-end 1995.

During the first quarter of 1996, the Company began a common share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. The number of shares that may be repurchased each year is limited to the greater of 1.5 percent of the Company's outstanding shares or the number of incentive stock shares issued to employees during the year. The Company expects to repurchase approximately 300,000 to 450,000 shares in 1996. In the first six months, 191,700 shares were repurchased at an average cost of $36.03 per share with a total cost of approximately $7 million.

The Company has unsecured credit facilities totaling $300 million, which are used for direct borrowings and as support for $115 million of outstanding commercial paper. As of June 30, 1996, the Company had $185 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $141 million of new public debt securities. The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

ITEM 3.  SELECTED OPERATING DATA

                                                                                    Three Months                  Six Months
                                                                                   Ended June 30,               Ended June 30,
                                                                                   --------------               --------------

                                                                                  1996         1995             1996        1995
                                                                                  ----         ----             ----        ----
TIMBER AND WOOD PRODUCTS

     Log sales
         North America - millions of board feet                                     83          108             134          168
         New Zealand - thousands of cubic meters                                   427          465             856          852
         Other - millions of board feet                                              3            4               9            6

     Timber harvest
         Northwest U.S. - millions of board feet                                    53           42             114           88
         Southeast U.S. - thousands of short green tons                            537          476           1,107        1,148
         New Zealand - thousands of cubic meters                                   291          324             548          604

     Lumber sold - millions of board feet                                           73           53             134           94

     Intercompany sales
         Logs - millions of board feet                                               2           10               4           11
         Northwest U.S. timber stumpage
              - millions of board feet                                               4           10              13           17
         Southeast U.S. timber stumpage
             - thousands of short green tons                                        28           37              76          202

SPECIALTY PULP PRODUCTS

     Pulp sales
         Chemical cellulose sales - thousands of metric tons                       100          103             211          208
         Fluff and specialty paper pulp sales - thousands of metric tons            91           81             173          174

     Production as a percent of capacity                                         85.7%        89.9%           89.6%        95.3%


SELECTED SUPPLEMENTAL INFORMATION (thousands of dollars)

     New Zealand - Sales                                                       $25,709      $28,794        $ 51,005     $ 53,076
                                                                                ======       ======         =======       ======

     New Zealand - Operating Income                                            $ 1,984      $ 3,714        $  3,404     $  7,407
                                                                                ======       ======         =======      =======

PART II.  OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 17, 1996. At that meeting, three directors were elected as follows (there were no broker non-votes with respect to the election of directors):

                                                                         Votes For             Votes Withheld
                                                                         ---------             --------------
         Directors of Class II, Term Expires in 1999:
           William J. Alley                                             26,538,261                     79,477
           Paul G. Kirk, Jr.                                            26,250,342                    367,396
           Gordon I. Ulmer                                              26,546,950                     70,788

         ITEM 5.  OTHER INFORMATION

         On July, 19, 1996, W. Lee Nutter was elected President and Chief Operating Officer and a director of the Company. On the same date, Ronald M. Gross's title was changed to Chairman and Chief Executive Officer.

         William J. Alley, a director of the Company, died on July 26, 1996.

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

                                   RAYONIER INC.  (Registrant)
                                   ---------------------------


                                   BY  KENNETH P. JANETTE
                                   ------------------
                                        Kenneth P. Janette
                                        Vice President and Corporate Controller
         August 13, 1996                (Chief Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

     EXHIBIT NO.                            DESCRIPTION                                        LOCATION
     -----------                            -----------                                        --------

         2                     Plan of acquisition, reorganization,                             None
                               arrangement, liquidation or succession

         3.1                   Amended and restated articles of incorporation                   No amendments

         3.2                   By-laws                                                          No amendments

         4.1                   Amendment No. 1, dated as of June 16, 1995, to                   Filed herewith
                               the $100 million 364-day Revolving Credit Agreement
                               dated as of April 14, 1995 among Rayonier Inc. as
                               Borrower and the banks named therein as Banks,
                               Citibank, N.A. as Administrative Agent and Citicorp
                               Securities, Inc. and the Toronto-Dominion Bank
                               as Arrangers

         4.2                   Amendment No. 2, dated as of April 12, 1996, to                  Filed herewith
                               the $100 million 364-day Revolving Credit Agreement
                               dated as of April 14, 1995 among Rayonier Inc. as
                               Borrower and the banks named therein as Banks,
                               Citibank, N.A. as Administrative Agent and Citicorp
                               Securities, Inc. and the Toronto-Dominion Bank
                               as Arrangers

         4.3                   Amendment No. 1, dated as of June 16, 1995, to                   Filed herewith
                               the $200 million Revolving Credit Agreement
                               dated as of April 14, 1995 among Rayonier Inc. as
                               Borrower and the banks named therein as Banks,
                               Citibank, N.A. as Administrative Agent and Citicorp
                               Securities, Inc. and the Toronto-Dominion Bank
                               as Arrangers

         4.4                   Amendment No. 2, dated as of April 12, 1996, to                  Filed herewith
                               the $200 million Revolving Credit Agreement
                               dated as of April 14, 1995 among Rayonier Inc. as
                               Borrower and the banks named therein as Banks,
                               Citibank, N.A. as Administrative Agent and Citicorp
                               Securities, Inc. and the Toronto-Dominion Bank
                               as Arrangers

         4.5                   Instruments defining the rights of security holders,             Not required to be filed. The
                               including indentures                                             Registrant hereby agrees to file
                                                                                                with the Commission a copy of
                                                                                                any instrument defining the rights
                                                                                                of holders of the Registrant's
                                                                                                long-term debt upon request of
                                                                                                the Commission.


         10                    Material contracts                                               None

         11                    Statement re computation of per share earnings                   Not required to be filed

                                  EXHIBIT INDEX
                                  -------------


     EXHIBIT NO.                            DESCRIPTION                                        LOCATION
     -----------                            -----------                                        --------

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