Form 10-Q
period 1996-09-30
RAYONIER INC
filed 1996-11-13
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


         (Mark One)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

         YES (X) NO ( )


         As of November 7, 1996, there were 29,366,755 Common Shares of the Registrant outstanding.

                               -----------------

                                 RAYONIER INC.

                               TABLE OF CONTENTS





                                                                                              PAGE
                                                                                              ----
             PART I.      FINANCIAL INFORMATION

             Item l.      Financial Statements

                          Statements of Consolidated Income for the
                          Three Months and Nine Months
                          Ended September 30, 1996 and 1995                                       1

                          Consolidated Balance Sheets as of September 30, 1996
                          and December 3l, 1995                                                   2

                          Statements of Consolidated Cash Flows for the
                          Nine Months Ended September 30, 1996 and 1995                           3

             Item 2.      Management's Discussion and Analysis
                          of Financial Condition and Results of Operations                        4-6

             Item 3.      Selected Operating Data                                                 7




             PART II.     OTHER INFORMATION

             Item 1.      Legal Proceedings                                                       8

             Item 6.      Exhibits and Reports on Form 8-K                                        8

                          Signature                                                               8

                          Exhibit Index                                                           9

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


                         RAYONIER INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                           Three Months                    Nine Months
                                                                       Ended September 30,             Ended September 30,
                                                                       -------------------             -------------------

                                                                       1996           1995             1996           1995
                                                                    -----------    -----------      -----------    ----------
    SALES                                                          $    285,104   $    333,913     $    875,751   $   933,309
                                                                    -----------    -----------      -----------    ----------

    Costs and expenses

        Cost of sales                                                   245,659        264,558          726,120       740,815

        Selling and general expenses                                      9,672          9,124           27,913        26,937

        Other operating income, net                                      (1,276)        (1,126)          (2,172)       (4,335)
                                                                     ----------    -----------      -----------     ---------

                                                                        254,055        272,556          751,861       763,417
                                                                    -----------    -----------      -----------    ----------

    OPERATING INCOME                                                     31,049         61,357          123,890       169,892

    Interest expense                                                     (6,434)        (8,746)         (20,677)      (26,054)

    Non-recurring gain (See Item 2 - Other Items)                             -         34,763                -        34,763

    Interest and miscellaneous income, net                                2,490            654            5,451         2,321

    Minority interest                                                    (4,778)        (4,467)         (21,315)      (21,039)
                                                                     ----------    -----------        ---------     ---------

    Income before income taxes                                           22,327         83,561           87,349       159,883

    Provision for income taxes                                           (6,759)       (26,523)         (24,900)      (51,358)
                                                                     ----------     ---------        ---------      ---------


    NET INCOME                                                     $     15,568   $     57,038     $     62,449   $   108,525
                                                                    ===========    ===========       ==========     =========

    NET INCOME PER COMMON SHARE                                    $        .52   $       1.90     $       2.08   $      3.62
                                                                    ===========    ===========      ===========    ==========

    Weighted average Common Shares
         outstanding                                                 29,979,270     30,071,300       30,031,852    29,963,590
                                                                    ===========    ===========      ===========    ==========

                         RAYONIER INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                ASSETS
                                                                                 September 30,               December 31,
                                                                                     1996                        1995
                                                                                 -------------              -------------
CURRENT ASSETS
    Cash and short-term investments                                             $       6,784              $       10,932
    Accounts receivable, less allowance for doubtful
         accounts of $4,482 and $4,420                                                124,737                     128,478
    Inventories
         Finished goods                                                                63,808                      71,307
         Work in process                                                               19,368                      25,681
         Raw materials                                                                 39,595                      44,350
         Manufacturing and maintenance supplies                                        30,377                      28,740
                                                                                 ------------               -------------
             Total inventories                                                        153,148                     170,078

    Timber stumpage                                                                    34,596                      49,464
    Other current assets                                                               26,607                      15,412
    Deferred income taxes                                                              12,260                      15,208
                                                                                 ------------               -------------
         Total current assets                                                         358,132                     389,572

OTHER ASSETS                                                                           45,668                      47,239

TIMBER STUMPAGE                                                                        19,994                      29,396

TIMBER, TIMBERLANDS AND LOGGING ROADS,
    NET OF DEPLETION AND AMORTIZATION                                                 486,254                     476,463

PROPERTY, PLANT AND EQUIPMENT
    Land, buildings, machinery and equipment                                        1,344,134                   1,292,059
    Less - accumulated depreciation                                                   603,716                     586,796
                                                                                 ------------               -------------
                                                                                      740,418                     705,263
                                                                                 ------------               -------------

                                                                                $   1,650,466              $    1,647,933
                                                                                 ============               =============


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                            $      84,386              $      102,938
    Bank loans and current maturities                                                   3,216                       3,040
    Accrued taxes                                                                      24,039                       9,941
    Accrued payroll and benefits                                                       19,678                      26,554
    Accrued interest                                                                    8,179                       5,268
    Other current liabilities                                                          37,242                      39,943
    Current reserves for dispositions                                                  15,534                      16,047
                                                                                 ------------               -------------
         Total current liabilities                                                    192,274                     203,731

DEFERRED INCOME TAXES                                                                 166,020                     160,574

LONG-TERM DEBT                                                                        433,417                     446,696

NON-CURRENT RESERVES FOR DISPOSITIONS                                                  17,981                      23,542

OTHER NON-CURRENT LIABILITIES                                                          25,055                      25,204

MINORITY INTEREST                                                                      19,434                      18,815

SHAREHOLDERS' EQUITY

    Common Shares, 60,000,000 shares authorized, 29,416,455
         and 29,653,278 shares issued and outstanding                                 149,193                     159,032
    Retained earnings                                                                 647,092                     610,339
                                                                                 ------------               -------------
                                                                                      796,285                     769,371
                                                                                 ------------               -------------
                                                                                $   1,650,466              $    1,647,933
                                                                                 ============               =============

                         RAYONIER INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                               Nine Months
                                                                                           Ended September 30,
                                                                                           -------------------

                                                                                     1996                        1995
                                                                                 -------------              -------------
OPERATING ACTIVITIES

Net income                                                                      $      62,449              $      108,525
Non-cash items included in income
    Depreciation, depletion and amortization                                           71,608                      72,186
    Deferred income taxes                                                               7,544                      13,859
    Disposition of New Zealand timber assets                                                -                       9,440
Write-off of property, plant and equipment                                              7,060                           -
(Decrease) increase in other non-current liabilities                                     (149)                        624
Change in accounts receivable, inventories
    and accounts payable                                                                2,119                     (81,851)
Decrease (increase) in current timber stumpage                                         14,868                      (1,722)
Increase in other current assets                                                      (11,195)                     (4,197)
Increase in accrued liabilities                                                         7,432                      17,672
Change in reserves for dispositions                                                    (3,750)                     (3,733)
                                                                                 ------------               -------------
Cash from operating activities                                                        157,986                     130,803
                                                                                 ------------               -------------


INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
    of $11,488 and $1,760                                                            (123,614)                    (93,830)
Expenditures for dispositions, net
    of tax benefits of $850 and $4,205                                                 (1,474)                     (7,095)
Change in timber stumpage and other assets                                             10,973                      (3,115)
                                                                                 ------------               -------------
Cash used for investing activities                                                   (114,115)                   (104,040)
                                                                                 ------------               -------------


FINANCING ACTIVITIES

Issuance of debt                                                                       17,472                      50,587
Repayments of debt                                                                    (30,575)                    (50,201)
Dividends                                                                             (25,696)                    (22,218)
(Repurchase) issuance of Common Shares                                                 (9,839)                      1,237
Increase (decrease) in minority interest                                                  619                      (4,565)
                                                                                 ------------               -------------
Cash used for financing activities                                                    (48,019)                    (25,160)
                                                                                 ------------                -------------


CASH AND SHORT-TERM INVESTMENTS

(Decrease) increase during the period                                                  (4,148)                      1,603
Balance, beginning of period                                                           10,932                       9,178
                                                                                 ------------               -------------
Balance, end of period                                                          $       6,784              $       10,781
                                                                                 ============               =============


Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                                                    $      19,760              $       22,468
                                                                                 ============               =============
    Income taxes, net of refunds                                                $       7,865              $       26,894
                                                                                 ============               =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales and operating income of Rayonier's business segments for the three and nine months ended September 30, 1996 and 1995 were as follows (thousands of dollars):

                                                                           Three Months                    Nine Months
                                                                       Ended September 30,             Ended September 30,
                                                                       -------------------             -------------------

                                                                       1996           1995             1996           1995
                                                                    -----------    -----------      -----------    ----------
SALES
-----
TIMBER AND WOOD PRODUCTS

Log trading and merchandising                                      $     84,747   $   108,025      $    245,504   $   309,327
Timberlands management and stumpage                                      28,608        29,130           119,549       116,791
Wood products                                                            27,769        22,548            75,536        57,080
Intrasegment eliminations                                                (2,779)       (5,562)          (11,066)      (15,310)
                                                                    ----------     ----------       -----------    ----------
    Total Timber and Wood Products                                      138,345       154,141           429,523       467,888
                                                                    -----------    ----------       -----------    ----------


SPECIALTY PULP PRODUCTS

Chemical cellulose                                                      103,195       103,471           303,338       269,500
Fluff and specialty paper pulps                                          45,246        82,024           146,984       214,117
                                                                    -----------    ----------       -----------    ----------
    Total Specialty Pulp Products                                       148,441       185,495           450,322       483,617
                                                                    -----------    ----------       -----------    ----------

Intersegment eliminations                                                (1,682)       (5,723)           (4,094)      (18,196)
                                                                    -----------    ----------       -----------    ----------
    Total sales                                                    $    285,104   $   333,913      $    875,751   $   933,309
                                                                    ===========    ==========       ===========    ==========


OPERATING INCOME
----------------

Timber and Wood Products                                           $     26,354   $    25,514      $     96,003   $   104,015
Specialty Pulp Products                                                   8,736        38,737            37,911        74,384
Corporate and other                                                      (3,947)       (2,916)          (10,136)       (8,417)
Intersegment eliminations                                                   (94)           22               112           (90)
                                                                    -----------    ----------       -----------    ----------
    Total operating income                                         $     31,049   $    61,357      $    123,890   $   169,892
                                                                    ===========    ==========       ===========    ==========


RESULTS OF OPERATIONS


SALES AND OPERATING INCOME

Sales of $285 million for the third quarter of 1996 were $49 million or 15 percent lower than the third quarter of 1995 primarily due to lower fluff pulp pricing and lower log trading and merchandising sales to the Pacific Rim. Operating income of $31 million was $30 million or 49 percent lower than last year's third quarter as a result of the lower fluff pulp pricing. Sales for the nine months ended September 30, 1996 of $876 million were $58 million or 6 percent lower than the prior year, and operating income of $124 million decreased $46 million or 27 percent from the prior year.

Timber and Wood Products

Timber and Wood Products' sales in the third quarter were $138 million, down $16 million from the 1995 third quarter. Operating income for the quarter of $26 million was slightly above the prior year, reflecting stronger lumber prices and volumes and increases in timber harvesting, partially offset by lower U.S. stumpage pricing and weak log export markets. Sales for the nine month period were $430 million, down $38 million from the same period of 1995, with operating income of $96 million down $8 million from the prior year. The declines were due to lower log volumes and margins compared to 1995.

Log trading and merchandising sales and operating income, which include the Company's New Zealand log sales, declined from the 1995 third quarter due to continued weakness in Asian wood markets. In particular, New Zealand volume and pricing were adversely affected by soft Korean export markets.

Timberlands management and stumpage sales and operating income were even with the third quarter of 1995. Stumpage volume increases in both the Northwest and Southeast regions were offset by lower prices, reflective of weak markets at the time the contracts were initiated. Wood products results improved significantly from a year ago due to improved lumber prices and lower log costs.

Specialty Pulp Products

Sales of Specialty Pulp Products were $148 million, down $37 million from last year's third quarter, and operating income declined $30 million as a result of significantly lower fluff pulp pricing.

Specialty Pulp Products' sales for the first nine months of 1996 were $450 million, down $33 million from the prior period reflecting lower overall pulp prices and volumes. Operating income declined $36 million to $38 million in 1996 reflecting lower fluff pulp prices offset somewhat by higher chemical cellulose prices that were realized mostly during the first half of the year, as well as by lower costs. The improvement in fluff pulp prices in the third quarter followed a sharp inventory correction that began in late 1995 but abated, somewhat, by mid-year 1996. The fluff pulp price increase in the third quarter was offset by slightly lower prices for chemical cellulose pulps, which tend to lag commodity paper pulp grades in the cycle.

The Company announced on October 21 that it intends to close its Port Angeles, WA pulp mill by mid-1997. The Company has been studying the long-term strategies to enhance the profitability and reduce the cyclicality of its specialty pulp business. The initial results of its ongoing strategic study of its pulp business confirmed that the mill is not competitive in world markets because of high wood costs due to federal environmental restrictions on Northwest timber harvests, viscose pulp capacity additions in lower cost regions of the world, and anticipated capital expenditures for new environmental regulations. The Company will take a fourth quarter charge of $79 million after-tax, or $2.63 per share, related to the disposition. The liquidation of working capital and tax benefits associated with the closure are expected to offset the cash closure costs.

Intersegment

Nine month intersegment sales of $4 million in 1996 were less than the comparable 1995 amount due to lower stumpage sales from the Timber and Wood Products segment to the Specialty Pulp Products segment.

OTHER INCOME / EXPENSE

Interest expense was $21 million for the first nine months of 1996, $5 million favorable to 1995, reflecting a lower average debt level, lower interest rates and higher capitalized interest expense.

The prior year non-recurring gain relates to the sale of a 75 percent interest in a portion of the Company's New Zealand timber holdings to a timber investment fund. The transaction resulted in a non-recurring pretax gain of $35 million, $24 million after-tax, or $0.80 per common share.

Rayonier enters into forward exchange contracts to mitigate the impact of New Zealand/U.S. dollar exchange fluctuations. The net gain on these contracts, which is included in Interest and Miscellaneous Income, was $4 million and $1 million for the nine months ended September 30, 1996 and 1995, respectively.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP) was relatively flat compared to 1995, reflecting higher stumpage volume offset by lower prices in both the Northwest and Southeast regions. The minority participation in the earnings of RTLP will change from approximately 24 percent to approximately 1 percent effective January 1, 2001.

The effective tax rate for the first nine months of 1996 was 28.5 percent compared to 32.1 percent for the comparable period in 1995. The change reflects 1996 recognition of a tax asset related to a prior year transaction following resolution of various uncertainties related to its realization.

NET INCOME

Net income for the third quarter was $16 million or $0.52 per Common Share, down $18 million or $0.58 per Common Share from the 1995 third quarter excluding the non-recurring gain on the New Zealand timber sale. Net income for the nine months ended September 30, 1996 was $62 million or $2.08 per Common Share, down $22 million or $0.74 per Common Share, excluding the non-recurring gain.

OTHER ITEMS

        The Company announced on October 9 that it would take an after-tax charge to discontinued operations of $80 to $100 million, or $2.67 to $3.33 per share, in the fourth quarter to comply with the American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities." Rayonier will accrue the cost of future monitoring and administration costs expected to be incurred over the next 25 to 30 years at its Southern Wood Piedmont wood treating operations (discontinued in 1986). The annual monitoring costs were being expensed. Over the last three years those costs were approximately $4 million pretax or 8 cents per share annually.

Total non-recurring charges in the fourth quarter for the accounting change, mill closure (see the Specialty Pulp Products discussion) and approximately $5 million after-tax for write-downs of other non-strategic assets, will be between $159 and $179 million after-tax, or $5.30 to $5.96 per share. The book charges will increase the Company's debt-to-capital ratio by about 6 percentage points.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $158 million for the first nine months of 1996 increased from $131 million in 1995 as a result of reduced working capital partially offset by lower net income. EBITDA (defined as earnings from continuing operations before non-recurring items, interest expense, income taxes and depreciation, depletion and amortization) for the first nine months of 1996 of $180 million decreased $44 million from the comparable period of 1995. Cash from operations helped to finance capital expenditures of $135 million, dividends of $26 million and the repurchase of Common Shares of $11 million. Third quarter ending debt of $437 million was $13 million less than prior year-end debt. The Company's debt-to-total-capital-ratio at September 30, 1996 was 35 percent, down 2 percentage points from December 31, 1995.

During the first quarter of 1996, the Company began a common share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. The number of shares that may be repurchased each year is limited to the greater of 1.5 percent of the Company's outstanding shares or the number of incentive stock shares issued to employees during the year. The Company expects to repurchase approximately 450,000 shares in 1996. In the first nine months, 303,000 shares were repurchased at an average cost of $37.04 per share with a total cost of approximately $11 million.

The Company has unsecured credit facilities totaling $300 million, which are used for direct borrowings and as support for $93 million of outstanding commercial paper. As of September 30, 1996, the Company had $207 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $141 million of new public debt securities. The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

ITEM 3.  SELECTED OPERATING DATA

                                                                                 Three Months                Nine Months
                                                                              Ended September 30,        Ended September 30,
                                                                              -------------------        -------------------

                                                                               1996         1995           1996        1995
                                                                               ----         ----           ----        ----
TIMBER AND WOOD PRODUCTS
    Log sales
         North America - millions of board feet                                  72          107           206          273
         New Zealand - thousands of cubic meters                                370          403         1,226        1,255
         Other - millions of board feet                                           4            6            13           15

    Timber harvest
         Northwest U.S. - millions of board feet                                 34           27           148          115
         Southeast U.S. - thousands of short green tons                         532          449         1,639        1,597
         New Zealand - thousands of cubic meters                                277          312           825          916

    Lumber sold - millions of board feet                                         71           63           205          157

    Intercompany sales
         Logs - millions of board feet                                            2           10             6           21
         Northwest U.S. timber stumpage
              - millions of board feet                                            6           10            19           26
         Southeast U.S. timber stumpage
             - thousands of short green tons                                     40           34           116          236

SPECIALTY PULP PRODUCTS

    Pulp sales
         Chemical cellulose sales - thousands of metric tons                    114          115           325          323
         Fluff and specialty paper pulp sales - thousands of metric tons         85           93           258          267

    Production as a percent of capacity                                      100.5%       102.7%         93.2%        97.7%


SELECTED SUPPLEMENTAL INFORMATION (thousands of dollars)

    New Zealand - Sales                                                    $ 21,466     $ 26,261       $72,471      $79,337
                                                                            =======      =======        ======       ======

    New Zealand - Operating Income                                         $  1,521     $  3,901       $ 4,925      $11,308
                                                                            =======      =======        ======       ======

PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                 Rayonier's Form 10-K for 1995 reported four pending civil cases in which Rayonier and its wholly-owned subsidiary, Southern Wood Piedmont Company ("SWP"), were named as defendants, including an action in the U.S. District Court for the Southern District of Georgia seeking damages in the amount of $700 million. The plaintiffs in that particular action have since amended their complaint to eliminate any reference to specific monetary damages. Another of these actions, which was pending in the U.S. District Court for the Middle District of Georgia and related to SWP's plant in Macon, Georgia, has since been dismissed. Counsel for Rayonier and SWP continue to believe that there are meritorious defenses in all of the remaining cases and that the ultimate disposition of these cases will not be material to the Company.

                 Reference is made to the Rayonier Inc. Form 10-Q Quarterly Report for the quarter ended March 31, 1996 for a description of matters reported during that period.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) See Exhibit Index.

             (b) Rayonier Inc. filed a Current Report on Form 8-K on October 9, 1996, announcing that it will adopt the American Institute of Certified Public Accountants Statement of Position (SOP) on accounting for environmental remediation and monitoring liabilities.

                 Rayonier Inc. filed a Current Report on Form 8-K on October 21, 1996, announcing its intention to close its Port Angeles, WA, pulp mill by mid-1997.


                                   SIGNATURE


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RAYONIER INC.  (Registrant)
                             ---------------------------


                             BY   KENNETH P. JANETTE
                                  ------------------
                                  Kenneth P. Janette
                                  Vice President and Corporate Controller
November 13, 1996                 (Chief Accounting Officer)

                                 EXHIBIT INDEX



    EXHIBIT NO.                            DESCRIPTION                                     LOCATION
    ----------                             -----------                                     --------
         2                    Plan of acquisition, reorganization,                            None
                              arrangement, liquidation or succession

         3.1                  Amended and restated articles of incorporation                  No amendments

         3.2                  By-laws                                                         No amendments


         4                    Instruments defining the rights of security holders,            Not required to be filed.  The
                              including indentures                                            Registrant hereby agrees to file
                                                                                              with the Commission a copy of
                                                                                              any instrument defining the rights
                                                                                              of holders of the Registrant's
                                                                                              long-term debt upon request of
                                                                                              the Commission.

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