Form 10-K
period 1996-12-31
RAYONIER INC
filed 1997-03-28
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

     (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the year ended December 31, 1996

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from __________ to __________


                          COMMISSION FILE NUMBER 1-6780

                                  RAYONIER INC.

                   Incorporated in the State of North Carolina

                  I.R.S. Employer Identification No. 13-2607329

                   1177 SUMMER STREET, STAMFORD. CT 06905-5529

                          (Principal Executive Office)

                        Telephone Number: (203) 348-7000

           Securities registered pursuant to Section 12(g) of the Act, all of which are registered on the New York Stock Exchange:

                                  Common Shares
                        7.5% Notes, due October 15, 2002
                        Medium Term Notes, due 1997-1999

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                                   YES(x)  NO( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant on March 11, 1997, was approximately
$1,108,000,000.

As of March 11,1997, there were outstanding 29,164,188 Common Shares of the Registrant.

The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 16, 1997, is incorporated by reference in
Part III of the Form 10-K.

                                TABLE OF CONTENTS

Item                                                                      Page

                                    PART I

1.     Business                                                              1
2.     Properties                                                            8
3.     Legal Proceedings                                                     8
4.     Submission of Matters to a Vote of Security Holders                   8
*      Executive Officers of Rayonier                                        9

                                   PART II

5.     Market for the Registrant's Common Equity and
       Related Stockholder Matters                                          10
6.     Selected Financial Data                                              11
7.     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                        13
8.     Financial Statements and Supplementary Data                          20
9.     Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                                  20

                                   PART III

10.    Directors and Executive Officers of the Registrant                   20
11.    Executive Compensation                                               20
12.    Security Ownership of Certain Beneficial Owners and Management       20
13.    Certain Relationships and Related Transactions                       20

                                   PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K      21



*    Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                          INDEX TO FINANCIAL STATEMENTS


Report of Management                                             F-1

Report of Independent Public Accountants                         F-1

Statements of Consolidated Income for the
     Three Years Ended December 31, 1996                         F-2

Consolidated Balance Sheets as of
     December 31, 1996 and 1995                                  F-3 to F-4

Statements of Consolidated Cash Flows for the
     Three Years Ended December 31,1996                          F-5

Notes to Consolidated Financial Statements                       F-6 to F-19


                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not applicable, the required matter is not present, the amounts are insignificant or immaterial, or the information has been otherwise supplied in the financial statements or the notes thereto.


Signatures                                                       A

Exhibit Index                                                    B to F

                                     PART I

Item 1.   BUSINESS

General

Rayonier Inc. (Rayonier or the Company) is a leading international forest products company primarily engaged in the trading, merchandising and manufacturing of logs, timber and wood products, and in the production and sale of high-value-added specialty pulps. Rayonier owns, leases or controls approximately 1.5 million acres of timberland in the United States and New Zealand. In addition, in 1996 the Company operated three pulp mills and three lumber manufacturing facilities in the United States. Following the announced closure of the Port Angeles, WA, pulp mill on February 28, 1997 the Company will operate two pulp mills.

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

Rayonier is a North Carolina corporation with its principle executive offices at 1177 Summer Street, Stamford, CT 06905-5529, and its telephone number is (203) 348-7000.

Rayonier operates in two major business segments, Timber and Wood Products and Specialty Pulp Products. In 1996, Timber and Wood Products accounted for 49 percent of sales and Specialty Pulp Products accounted for 44 percent of sales. The remaining 7 percent of sales were made by the Company's Port Angeles, WA, pulp mill, and are classified in Dispositions. With customers in 70 countries, 55 percent of Rayonier's 1996 sales of $1.18 billion were made to customers outside of the United States, with Asia Pacific and Western European customers representing 36 percent and 11 percent of total sales in 1996, respectively. For further data on sales, operating income and identifiable assets by segment, see
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 - Segment Information of the Notes to Consolidated Financial Statements.

Timber and Wood Products

Rayonier's Timber and Wood Products business segment is composed of three principal lines of business: (1) Log trading and merchandising, (2) Timberlands management and stumpage and (3) Wood products. Sales for the last three years by principal line of business were as follows (in millions of dollars):

                                                         Sales
                                              -----------------------------
     Timber and Wood Products                 1996        1995        1994
     ------------------------                 ----        ----        ----
     Log trading and merchandising            $ 332       $ 393       $ 347
     Timberlands management and stumpage        159         168         173
     Wood products                              104          75          79
     Intrasegment eliminations                  (13)        (18)        (21)
                                              -----       -----       -----
       Total                                  $ 582       $ 618       $ 578
                                              =====       =====       =====

Log Trading and Merchandising

Rayonier is a leading supplier and exporter of softwood logs. The sale of logs accounted for approximately 57 percent of the Timber and Wood Products segment's sales in 1996. Rayonier buys and harvests timber stumpage (cutting rights to standing timber) principally in Northwest North America from third parties as well as from Company sources on an arms-length basis, competitively auctioned or negotiated. The Company also purchases, merchandises and sells purchased logs from New Zealand, both domestically in New Zealand as well as in export markets. In 1996, 66 percent of New Zealand sales volume was sourced from Company-managed timberlands. In North America, 8 percent of sales volume was directly sourced from Rayonier's timberlands, however, additional logs were purchased from local dealers who had, in turn, purchased their cutting rights from the Company's timberland stumpage sales.

The logs harvested and purchased are sold into export markets (primarily Japan, Korea and China), as well as to pulp and lumber mills in domestic markets. The Company also trades Canadian, Chilean and Russian timber. During 1996, approximately 70 percent of the revenues Rayonier derived from the sale of logs were from logs sold to export markets.

Timberlands Management and Stumpage

Rayonier manages timberlands, scientifically growing and nurturing tree stands until their economic peak for specific markets. The average rotation age for timber destined for export markets from the Northwestern United States is 45-50 years (primarily hemlock and Douglas fir species). The average rotation age for timber from the Southeastern United States is 25 years for timber sold to sawmills and 20 years for pulpwood destined for pulp and paper mills. The Company manages its timberlands on a sustainable yield basis in conformity with forest industry practices.

The Company is organized to regularly sell timber stumpage through auction processes predominately to third parties. By requiring the Company's other business sectors (e.g., Specialty Pulp Products, Wood Products and Log Trading and Merchandising) to competitively bid on the stumpage, the Company believes it can maximize the true economic return on its investment.

Another key to the success of the Company's management of timberlands has been the extensive application of Rayonier's silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species and careful timing of harvest, all designed to maximize growth and forest yields while responding to environmental needs.

Rayonier manages approximately 1.5 million acres of timberlands as of December 31, 1996 as follows in (000's):

                                                          Fee        Long Term
     Region                   Total Acres      %      Owned Acres  Leased Acres
     ------                   -----------    -----    -----------  ------------
     Southeast U.S.                857          59%         746         111
     Northwest U.S.                379          26%         379        --
     New Zealand                   226          15%        --           226
                                 -----       -----        -----       -----
     Total                       1,462         100%       1,125         337
                                 =====       =====        =====       =====

The following table sets forth Rayonier's timberland acres by region and by timber classification in (000's):

                                             Softwood    Hardwood
     Region                    Plantation     Lands     Non-Forest    Total
     ------                    ----------     -----     ----------    -----
     Southeast U.S.                 550         292          15         857
     Northwest U.S.                 324          18          37         379
     New Zealand (1)                226        --          --           226
                                  -----       -----       -----       -----
     Total                        1,100         310          52       1,462
                                  =====       =====       =====       =====

(1) Excludes approximately 74 thousand acres of native bush estate that is not harvestable.

The following table sets forth the estimated volumes of merchantable timber on Rayonier's timberlands by location and type, as of December 31, 1996.

                     Estimated Merchantable Timber Inventory

Region                                             Softwood   Hardwood    Total
------                                             --------   --------    -----
Northwest U.S., in million board feet                2,158        211      2,369

Southeast U.S., in thousands of short green tons     9,783      6,770     16,553

New Zealand, in thousands of cubic meters           16,015        250     16,265

Total, in thousands of cunits                       13,753      2,368     16,121

The merchantable timber inventory volumes represent an estimate of the amount of standing timber at its earliest age that could, under varying economic conditions, be harvested. Estimates by the Company for management purposes are based on its continuing inventory system, which involves periodic statistical sampling of the timberlands, with updating adjustments made on the basis of growth estimates, harvest information and market conditions. The estimated merchantable timber inventory is not a reflection of the amount of timber that will be available to be cut in any specific period of time, nor is future growth predicted.

The total timber inventory is expressed in cunits, a unit of measure for standing timber equal to 100 cubic feet of solid wood. A cunit is a common unit of measure used to consolidate regional information based on local commercial measurements such as thousand board feet (MBF), tons or cubic meters. The conversion ratios can vary by region, age class and species. Management of the Company has determined the total timber inventory utilizing cunit conversion factors of approximately 0.43 MBF, 3.8 tons and 2.6 cubic meters.

The Southeastern timberlands are located primarily in Georgia and Florida. Their proximity to a large number of pulp, paper and lumber mills results in significant competition for the purchase of Rayonier's timber. Approximately 49 percent of the timber harvest is pulpwood, which is destined for pulp mills, with the remaining 51 percent representing higher value sawlogs and chip'n saw logs, which are sold to sawmills. Over the last five years the Company, through advanced silvicultural practices, has been able to increase the amount of timber volume per acre available for harvest from its Southeastern timberlands by approximately 2 percent per year and expects this trend to continue.

The Company's Northwestern timberlands are located primarily on the Olympic Peninsula in Washington state, are all owned in fee and consist almost entirely of second-growth trees. These timberlands include softwood stands, approximately 72 percent of which is hemlock and 28 percent is Douglas fir, western red cedar and white fir. The Northwestern timberlands also include hardwood timber stands, consisting principally of alder and maple.

Rayonier, through its wholly owned New Zealand subsidiary, holds forest assets consisting primarily of Crown Forest licenses providing the right to utilize approximately 226,000 acres of New Zealand plantation forests for a minimum period of 35 years. Approximately 85 percent of these timberlands consist of radiata pine trees, with a planting-to-harvesting time of approximately 27 years, well-suited for high quality lumber and panel products. These trees typically produce up to twice as much fiber per acre, per year as the most productive commercial tree species in the United States. The remaining 15 percent is Douglas fir and other species. Rayonier grows and harvests the New Zealand timber for both domestic New Zealand uses and for export primarily to the Pacific Rim markets.

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

Wood Products

Rayonier's two Georgia lumber mills located at Baxley and Swainsboro convert southern yellow pine timber into dimension and specialty lumber products for residential construction and industrial uses. The Baxley mill utilizes modern and technologically advanced equipment, including computer and laser technology. The other lumber operations (an integrated complex located at Swainsboro and Lumber City, Georgia) were acquired in October 1993. In 1996, the Company completed a $13 million modernization of the Swainsboro lumber mill, increasing capacity by 33 percent with improvement in quality and yield. The two mills have a combined annual capacity of approximately 250 million board feet of lumber and, in 1996 an output of approximately 450,000 tons of wood chips for pulping. The mills sell their lumber output primarily in Southeastern markets. Substantially all of the wood chip production, however, is sold (at market price) to Rayonier's Jesup, Georgia pulp facility and accounted for approximately 20 percent of Jesup's 1996 pine chip consumption.

Rayonier's third lumber manufacturing facility, which was acquired in 1995, is located in Plummer, Idaho. The facility consists of a lumber mill and remanufacturing plant, with annual capacity of 70 million board feet and 12 million board feet, respectively. The remanufacturing plant has been on a limited production schedule since June 1996.

The Company is constructing a $120 million medium-density fiberboard facility in New Zealand with an annual capacity of 140,000 cubic meters and utilities infrastructure capacity for an additional 140,000 cubic meters. The Company expects the facility to begin operations in mid-1997.

The sale of lumber accounted for approximately 18 percent of the Timber and Wood Products segment's sales in 1996. Sales of logs and lumber in the Timber and Wood Products segment are made directly by Rayonier sales personnel to customers, although sales to certain export locations are made through agents.

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

In 1996, the Company operated three wood pulp mills in the U.S. Following the closure of the Port Angeles, WA pulp mill on February 28, 1997, the Company owns and operates two pulp mills in the United States at Jesup, GA, and Fernandina Beach, FL with an annual aggregate capacity of 684,000 metric tons. Rayonier's wood pulp production facilities are able to manufacture more than 25 different grades of pulp to meet customers' needs. The Jesup facility, a kraft mill that began operations in 1954 and was subsequently significantly expanded and modernized, today accounts for approximately 534,000 metric tons of annual wood pulp production capacity, or 78 percent of Rayonier's current total. The Fernandina Beach facility began operations in 1939 and accounts for approximately 150,000 metric tons of annual wood pulp production capacity, or 22 percent of Rayonier's current total.

Sales for the last three years for the Company's Jesup, GA and Fernandina Beach, FL mills by principal line of business were as follows (in millions of dollars):

                                                     Sales
                                          ---------------------------
     Specialty Pulp Products              1996       1995       1994
     -----------------------              ----       ----       ----
     Chemical cellulose                   $ 328      $ 288      $ 223
     Fluff and specialty paper pulps        186        252        186
                                          -----      -----      -----
          Total                           $ 514      $ 540      $ 409
                                          =====      =====      =====

Rayonier concentrates on the production of specialty market pulps to customers' specifications that are sold to industrial companies producing a wide variety of products. Over half of Rayonier's pulp sales are to export customers, primarily in Asia Pacific and Western Europe. Over 90 percent of specialty pulp sales are made directly by Rayonier sales personnel. In certain of the Company's export locations, sales are made with the aid of agents.

Chemical Cellulose

Rayonier is one of the world's leading producers of chemical cellulose, often called dissolving pulp, which is a highly purified form of pulp. Chemical cellulose is used in a wide variety of products such as textile fibers, rigid packaging, photographic film, impact-resistant plastics, high tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, cigarette filters, lacquers, paints, printing inks and explosives. Chemical cellulose accounted for approximately 64 percent of the Company's Specialty Pulp Products' sales in 1996.

Within the chemical cellulose industry, Rayonier concentrates on the most highly valued, technologically demanding end uses, such as cellulose acetate and high-purity cellulose ethers. In each of these markets, Rayonier believes it is the leading supplier.

Fluff and Specialty Paper Pulps

Rayonier believes it is one of the top five suppliers to fluff pulp users. Fluff pulp is used as an absorbent medium in products such as disposable baby diapers, personal sanitary napkins, incontinent pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Fluff pulp accounted for approximately 28 percent of the Company's pulp sales in 1996.

Rayonier is a major producer of specialty paper pulps and produces a small volume of regular paper pulp. Customers use Rayonier's specialty paper pulps to manufacture paper for decorative laminates for counter tops, shoe innersoles, battery separators, circuit boards, air and oil filters and filter media for the food industry. Specialty paper pulp sales were 6 percent of Rayonier's total pulp sales in 1996. A small volume of regular paper pulp, approximately 2 percent of total Company pulp sales, is used in the manufacture of bond, book and printing paper.

Pulp Pricing

Pulp industry prices are cyclical. The prices of Rayonier's pulp products generally begin to rise midway through the business cycle and lag commodity pulp price increases by up to a year. Beginning in the fourth quarter of 1995 through the second quarter of 1996, an industry-wide inventory correction resulted in a reduction in fluff pulp prices of over 50 percent. Second quarter 1996 was the low point with fluff pulp prices recovering somewhat in the second half of the year before trending downward again late in the fourth quarter. First quarter 1996 chemical cellulose price increases contributed to full year 1996 average prices being slightly higher than 1995 prices. In the third quarter, chemical cellulose prices declined slightly from the first half levels. The near term outlook is for pulp prices to continue to decline until industry inventory levels are in line with demand. The Company's production costs declined in 1996 as key raw material costs fell with lower product prices.

Because Rayonier is a non-integrated market pulp producer, its high-value product mix trends tend to lag (on both the upturn and downturn) pulp and paper industry trends which are dominated by paper, paperboard and newsprint products. Over the past fifteen years, compared to commodity paper pulp prices, the Company's price trends for fluff grades have lagged by one to two quarters and for chemical cellulose by three to four quarters.

Foreign Sales and Operations

Rayonier relies on foreign markets for its pulp and timber products with approximately 57 percent of its sales going to foreign customers during the past five years. In 1996, Asian markets accounted for 36 percent of U.S. sales and Western Europe 11 percent. Exports, primarily to Asian markets, also accounted for 53 percent of Rayonier's New Zealand sales. The Company is therefore reasonably dependent upon strong economic growth in all international markets including that of the United States. With alternate markets in Latin America and the Middle East, however, the Company has been able to spread its geographical risk when specific markets have entered economic recessions.

Overseas assets amounted to 20 percent of total assets as of the end of 1996, and Rayonier's sales from non-U.S. sources in 1996 were 10 percent of total sales.

See Note 17 - Segment Information of the Notes to Consolidated Financial Statements.

Dispositions and Discontinued Operations

Dispositions and discontinued operations include units and site facilities no longer considered integral to Rayonier's business strategy. This includes Rayonier's wholly owned subsidiary, Southern Wood Piedmont Company (SWP), its Port Angeles, WA pulp mill, its interest in the Grays Harbor, Washington, pulp and paper complex, and other miscellaneous operations held for disposition.

Dispositions

During the fourth quarter of 1996, Rayonier recorded a disposition charge of $79 million after-tax, or $2.63 per share, primarily related to the planned closure of the Port Angeles, WA, pulp mill on February 28, 1997. Following interim results of a strategic study of the Company's pulp business, the Company concluded that the mill was not competitive in world markets because of long-term high wood costs due to federal environmental restrictions on Northwest timber harvests, viscose pulp capacity additions in lower cost regions of the world and anticipated large expenditures for new environmental regulations. The pretax charge of $125 million includes a $77 million loss on disposal of mill assets with a net book value of $84 million, accruals of $40 million for severance, relocation, demolition, environmental clean-up and other items associated with the disposition, and $8 million for loss on disposal of other non-strategic assets. The liquidation of working capital and tax benefits associated with the closure are expected to offset cash closure costs.

In 1992, Rayonier provided $180 million, pretax, for the loss on disposal of assets along with the costs for severance, demolition and other close-down items associated with the disposition of its interest in the Grays Harbor, WA, pulp and paper complex. The Company has substantially completed all programs associated with this charge.

Discontinued Operations

In the fourth quarter of 1996, the Company adopted Statement of Position 96-1 "Environmental Remediation Liabilities" issued by the American Institute of Certified Public Accountants. The statement specifically identifies future, long-term monitoring and administration expenditures as remediation liabilities that need to be accrued on the balance sheet as an existing obligation. Adoption of the pronouncement is mandatory for fiscal years beginning after December 15, 1996 but the Company elected early adoption of the statement in 1996 resulting in a cash neutral pretax charge of $155 million, $98 million after-tax, or $3.28 per share. Although the Company had already accrued for clean-up and closure remediation liabilities associated with its Southern Wood Piedmont Company (SWP) wood treating business (discontinued in 1986), the cash expenditures for monitoring and administration activities of approximately $4 million pretax, or 8 cents per share, annually for the last three years had been expensed as incurred. These monitoring costs are expected to continue on an annual basis, plus inflation, for approximately 25-30 years as mandated by state and federal regulations. The Company's annual cash flow will not be impacted by the adoption of the accounting pronouncement.

Although operations have ceased, SWP is involved in several environmental remediation programs and is in negotiations with various state and federal agencies regarding the scope and timing for remaining programs. Future environmental cost is dependent on the outcome of such negotiations and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Accordingly, although considerable progress on clean-up has been made, there is still uncertainty as to the timing and amount of future expenditures for completing environmental programs at the SWP sites and certain other non-operating locations.

Rayonier currently estimates that expenditures for environmental remediation and monitoring costs for discontinued operations and assets to be disposed of during 1997-1998 will total approximately $36 million. As of December 31, 1996, Rayonier had reserves of $224 million for environmental obligations and closure costs. The Company believes that any future changes in estimates, if necessary, will not materially affect its financial condition or results of operations.

Rayonier Timberlands, L.P.

In the United States, Rayonier manages almost all of its timberlands and sells timber stumpage directly through Rayonier Timberlands, L.P. (RTLP), a publicly traded master limited partnership. Rayonier and Rayonier Forest Resources Company (RFR), a wholly owned subsidiary, are the general partners of RTLP. Rayonier also owns 74.7 percent of the Class A Limited Partnership Units, with the remaining 25.3 percent being publicly held. Revenues, expenses and cash flow associated with RTLP's normal timber harvesting are allocated 95 percent to all Class A Units (24 percent to the publicly held Class A Units) through December 31, 2000 and 4 percent to all Class A Units (1 percent to publicly held Class A Units) thereafter. RTLP's sales of timber after that date as well as cash flow associated with land management activities before and after that date are principally allocable to the Class B Limited Partnership Units, all of which have been retained by Rayonier. RTLP, through Rayonier Timberlands Operating Company, L.P., owns, leases and manages timberlands in the Southeastern and Northwestern United States previously owned or leased by Rayonier, sells timber stumpage from such timberlands and from time to time purchases and sells timberlands. RTLP's timberlands provide a source of wood used in Rayonier's other businesses. Since RTLP is majority owned by the Company, RTLP is included in the Company's consolidated financial statements as a consolidated entity. The Company's investment in RTLP as of December 31, 1996 was $124 million, on the basis of historical cost.

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

Competition and Customers

Rayonier has for many years targeted the Pacific Rim as a market for its timber and wood products. Rayonier has been involved in the marketing of pulp products in Japan since the 1930's and in Korea and China for over 16 years.

The Company's domestic timberlands are located in two major timber growing regions of the United States (the Southeast and the Northwest), where timber markets are fragmented and very competitive. In Northwest U.S., stumpage sold by John

Hancock Mutual Life Insurance Co. and from Washington state-owned public forests are the most significant competition. In both the Northwest U.S. and Southeast U.S., smaller forest products companies and private land owners compete with the Company. Price is the principal method of competition in this market.

Export markets for Rayonier's logs are equally competitive, with logs available to customers from several countries and from several suppliers within each country. Within New Zealand, major competitors include Carter Holt Harvey Limited, Fletcher Challenge Limited and New Zealand Forestry Corporation (recently purchased by a consortium led by Fletcher Challenge Forests, Citifor, and Brierley Investments Ltd). Weyerhaeuser Company, International Paper Company and Willamette Industries Inc. are the principal competitors to Rayonier in the log trading business in North America. Log customers may switch species of logs from those sold by Rayonier to other lower-cost species sourced elsewhere. Price is the principal method of competition with respect to the acquisition of logs for resale, and price and customer relationships are important methods of competition in the sale of logs to final customers.

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

Rayonier sells its pulp products primarily to a diversified group of major domestic and foreign companies. In 1996, 37 percent of pulp product sales were to the U.S., 27 percent to Asia Pacific, 22 percent to Western Europe, and 9 percent to Latin America.

Environmental Matters

See Environmental Regulation in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 - Legal Proceedings of the Notes to Consolidated Financial Statements.

Raw Materials

Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups and is also subject to cyclical swings in lumber and paper and pulp markets. While Rayonier's timber products business has benefited from a significant increase in log and timber stumpage prices over the last several years, this increase also adversely impacted fiber costs at Rayonier's recently closed Port Angeles pulp manufacturing facility in the Northwest in the same period and more recently, fiber costs to its mills in the Southeast. Recent prices have declined in line with economic conditions in our markets.

Rayonier has pursued, and is continuing to pursue, reductions in costs of other raw materials, supplies and contract services at the Company's pulp mills. However, strength in worldwide economies over the past few years has caused the prices of some of the Company's process chemicals to increase above normal inflation. Management foresees no constraints in pricing or availability of its key raw materials, other than the comments concerning wood fiber and process chemicals above.

Research and Development

Rayonier believes it has always maintained one of the preeminent pulp research facilities and staff in the forest products industry. Rayonier has been able to utilize this research resource to enhance the marketing of its pulp products to various customers. For its pulp business, research and development efforts are directed primarily at the development of new and improved pulp grades, improved manufacturing efficiency, reduction of energy needs, product quality and development of improved environmental controls. Research efforts are now concentrated at the newly constructed Rayonier Research Center, adjacent to the pulp mill in Jesup, Georgia. The research center was relocated from Shelton, Washington, during 1996.

Research activities related to Rayonier's forest resources operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve returns from the Company's timberland assets.

Research and development expenditures were $11 million, $8 million, and $7 million in 1996, 1995 and 1994, respectively.

Employee Relations

Rayonier currently employs approximately 2,700 people. Of this number, approximately 2,500 are employees in the United States, of which 52 percent are covered by labor contracts. Most hourly employees are represented by one of nine labor unions (two of which represent Port Angeles mill workers, and will terminate upon the mill closure on February 28, 1997). Generally, labor relations have been maintained in a normal and satisfactory manner.

Labor union contracts with Rayonier represent approximately 1,300 employees at the three pulp mills. Upon closure of the Port Angeles facility, the number of union employees will be reduced by 300. Bargaining activity in 1995 resulted in a seven-year labor agreement with the four unions that represent the 680 hourly employees at the Jesup pulp mill. Labor contracts for the Fernandina pulp mill were extended in early 1997.

Rayonier has in effect various plans which extend to its employees and retirees certain group medical, dental and life insurance coverage, pension and other benefits. The cost of such benefit plans is borne primarily by Rayonier, with the exception of health care, for which employees are responsible for approximately 20 percent of premium costs.

Item 2.   PROPERTIES

RTLP owns, leases or controls approximately 1.1 million acres of timberlands in the United States previously owned or leased by Rayonier. See Note 3 - Rayonier Timberlands, L.P. of the Notes to Consolidated Financial Statements. Rayonier, through its wholly owned subsidiary, RFR, as managing general partner of RTLP, continues on behalf of RTLP to manage such properties and sell stumpage therefrom to Rayonier as well as unaffiliated parties. Rayonier's New Zealand subsidiary owns or manages the forest assets on approximately 226,000 acres of plantation forests in New Zealand. Rayonier and its wholly owned subsidiaries own or lease various other properties used in their operations, including two pulp mills, three lumber manufacturing facilities, a research facility, various other timberlands and Rayonier's executive offices. These facilities (except for the executive offices in Stamford, Connecticut) are located in the Northwestern and Southeastern portions of the United States and in New Zealand.

Item 3.   LEGAL PROCEEDINGS

See Note 15 - Legal Proceedings of the Notes to Consolidated Financial
Statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of the fiscal year covered by this report.

                         EXECUTIVE OFFICERS OF RAYONIER

Ronald M. Gross, 63, Chairman of the Board and Chief Executive Officer - After joining Rayonier in March 1978 as President and Chief Operating Officer and a director, he was elected Chief Executive Officer in 1981 and Chairman in 1984; he assumed his present position in July 1996. He also serves as President and a director of Rayonier Forest Resources Company ("RFR"), the managing general partner of Rayonier Timberlands, L.P., a master limited partnership affiliated with Rayonier, and is a director of Lukens Inc. and the Pittston Company. Mr. Gross is a graduate of Ohio State University and the Harvard Graduate School of Business Administration.

Wallace L. Nutter, 53, President and Chief Operating Officer - He was elected to his current position on July 19, 1996, and was elected a director of Rayonier on the same date. He joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President and Director, Forest Products Operations, in 1984, Senior Vice President, Operations, in 1985 and Executive Vice President in 1987. Mr. Nutter is a director of RFR and a member of the Board of Governors of the National Council for Air and Stream Improvement. He graduated from the University of Washington and the Harvard Graduate School of Business Administration Advanced Management Program.

William S. Berry, 55, Executive Vice President, Forest Resources and Corporate Development - He was elected to his present position in October 1996 after being elected Senior Vice President, Forest Resources and Corporate Development, of Rayonier in January 1994. He was Senior Vice President, Land and Forest Resources, of Rayonier from January 1986 to January 1994. From October 1981 to January 1986 he was Vice President and Director of Forest Products Management. Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. He serves as Senior Vice President of RFR. He also serves on the Executive Board of the Center for Streamside Studies. He holds a B.S. in Forestry from the University of California at Berkeley and an M.S. in Forestry from the University of Michigan.

Gerald J. Pollack, 55, Senior Vice President and Chief Financial Officer - He was elected Senior Vice President and Chief Financial Officer of Rayonier in May 1992. From July 1986 to May 1992, he was Vice President and Chief Financial Officer. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. He serves as Chief Financial Officer of RFR. He is a member of the New York Advisory Board of The Allendale Insurance Co., the financial management committee of the American Forest & Paper Association and the Financial Executive Institute. Mr. Pollack has a B.S. degree in Physics from Rensselaer Polytech Institute and an MBA in Accounting and Finance from the Amos Tuck School at Dartmouth.

John P. O'Grady, 51, Senior Vice President, Administration - He was elected Senior Vice President, Human Resources, of Rayonier in January 1994 and Senior Vice President, Administration, effective January 1996. He was Vice President, Administration, of Rayonier from July 1991 to January 1994. From December 1975 to July 1991, he held a number of human resources positions at ITT Corporation. Prior to joining Rayonier, he was Vice President, Administration, at ITT Federal Services Corporation from October 1983 through June 1991. Mr. O'Grady is a Management Trustee for United Paperworkers' Health and Welfare Trust and serves on the Trenton State College Advisory Council. He holds a B.S. degree in Labor Economics from the University of Akron, and an M.S. degree in Industrial Relations from Rutgers University and a Ph.D. in Management from California Western University.

William A. Kindler, 54, Vice President, Specialty Pulp - He joined Rayonier in August 1996 and was elected Vice President, Specialty Pulp, in October 1996. Prior to coming to Rayonier, Mr. Kindler was with James River Corporation for 26 years where he held a number of senior management positions, most recently as Vice President, General Manager, Printing Papers (November 1988 until March
1994) and as Vice President, Product Supply, Consumer Products (March 1994 until August 1996). He holds a B.A. in Chemistry from Western Washington University and an M.S. and Ph.D. in Pulp and Paper Technology from the Institute of Paper Chemistry.

Kenneth P. Janette, 51, Vice President and Corporate Controller - He joined Rayonier in August 1994 and was elected Vice President and Corporate Controller in October 1994. From 1992 to 1994 he was Vice President and Corporate Controller of Sunkyong America, Inc., a Korean international trading company, which he joined in 1990 as Corporate Controller. He was with AMAX Inc. from 1977 to 1990, most recently as Assistant Corporate Controller and Director of Auditing, and was with Arthur Andersen and Co. from 1968 to 1977. He received a B.S. in Accounting in 1967 and an MBA in Finance in 1968 from the University of Rochester.

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

Rayonier Common Shares - Market Prices and Dividends (unaudited)

                                                         Composite
1996                           High          Low          Volume        Dividend
----                           ----          ---          ------        --------
First Quarter                $  37.25      $  33.13      5,692,000       $  .29
Second Quarter                  38.63         35.00      5,965,700          .29
Third Quarter                   41.25         37.75      4,006,600          .29
Fourth Quarter                  40.00         37.38      5,163,000          .29

1995
----
First Quarter                $  31.88      $  28.25      6,480,000       $  .25
Second Quarter                  35.75         30.63      6,300,000          .25
Third Quarter                   40.63         35.38      3,750,000          .25
Fourth Quarter                  39.25         31.50      6,020,000          .25

The above table reflects the range of market prices of Rayonier Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which this security is listed, under the trading symbol RYN.

On February 21, 1997, Rayonier announced a one cent increase in its quarterly dividend. The first quarter dividend of 30 cents per share is payable on March 31, 1997 to shareholders of record on March 10, 1997.

There were approximately 28,195 holders of record of Rayonier Common Shares on February 28, 1997.

Item 6.   SELECTED FINANCIAL DATA

The following summary of historical financial data for each of the five years ended December 31, 1996 are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements (dollar amounts in millions, except per share data).

                                                                      Year Ended December 31
                                              ---------------------------------------------------------------------
                                               1996             1995          1994          1993             1992
                                              -------          -------       -------       -------          -------
Operations:

Sales                                         $ 1,178          $ 1,260       $ 1,069       $   936          $   974
Operating income before provision for
      dispositions                                159              234           169           130              102
Provision for dispositions                       (125)(1)           --            --            (3)            (189)(3)
Operating income (loss)                            34              234           169           127              (87)
Income (loss) from continuing operations           --              142            70            52              (81)
Provision for discontinued operations             (98)(2)           --            --            --               --
Cumulative effect of accounting changes            --               --            --            --              (22)
Net income (loss)                                 (98)             142            70            52             (103)

Per Common Share:

Income (loss) from continuing operations      $   (--)         $  4.75       $  2.36       $  1.77          $ (2.77)
Provision for discontinued operations           (3.28)              --            --            --               --
Cumulative effect of accounting changes            --               --            --            --            (0.74)
Net income (loss)                               (3.28)            4.75          2.36          1.77            (3.51)
Dividends                                        1.16             1.00           .72          4.12(4)           .59
Book value                                      21.29            25.95         22.15         20.51            22.85

Financial Condition:

Total assets                                  $ 1,598          $ 1,648       $ 1,524       $ 1,488          $ 1,487
Total debt                                        433              450           483           498              403
Book value                                        623              769           655           606              676

Cash Flow:

Cash flow from operations                     $   236          $   213       $   190       $   118          $   133
Capital expenditures                              187              143           101            72               97
Custodial capital spending                         83               72            67            65               92
Depreciation, depletion and amortization           97               96            90            78               78
EBITDA(5)                                         236              303           229           187              156
EBIT(6)                                           139              207           139           109               78
Free cash flow(7)                                 119              107            90            36               24
Dividends                                          34               30            21           122(4)            18

Performance Ratios:

Operating income to sales(8)                       13%              19%           16%           14%              10%
Return on equity(9)                                --               20%           11%            8%             (11%)
Return on assets(9)                                --                9%            5%            4%              (6%)
Debt to capital                                    41%              37%           43%           45%              37%

Other:

Number of employees                             2,700            2,900         2,700         2,600            2,800
Timberlands, thousands of acres                 1,462            1,473         1,501         1,495            1,496

                                                                                   Year Ended December 31
                                                               ---------------------------------------------------------------
                                                                1996          1995          1994          1993          1992
                                                               -------       -------       -------       -------       -------
Selected Operating Data (unaudited)

Timber and Wood Products
      Log sales
           North America - million board feet                      284           351           306           266           435
           New Zealand - thousand cubic meters                   1,671         1,682         1,623         1,375           682
           Other - million board feet                               16            17             9            11          --
      Timber harvested
           Northwest U.S. - million board feet                     193           175           194           143           195
           Southeast U.S. - thousand short green tons            2,281         2,218         2,184         2,001         2,006
           New Zealand - thousand cubic meters                   1,097         1,133         1,155           918           636

      Lumber sold - million board feet                             280           213           197           125           118

      Intercompany sales
           Logs - million board feet                                12            22            13            15            20
           Northwest U.S. timber stumpage -
                million board feet                                  23            32            36            28            44
           Southeast U.S. timber stumpage -
                thousand short green tons                          158           292           199           299           317

Specialty Pulp Products
      Chemical cellulose sales - thousand metric tons(10)          349           342           311           275           298
      Fluff and specialty paper pulp sales -
           thousand metric tons(11)                                332           308           350           330           344
      Production as a percent of capacity                          101%           99%           96%           88%           95%


(1) Includes a charge of $125 million ($79 million after-tax) related to the closure of the Port Angeles mill and write-off of other non-strategic assets.

(2) Includes a charge to implement AICPA Statement of Position 96-1 related to future environmental monitoring costs.

(3) Includes a $180 million ($115 million after-tax) charge related to the disposition of the Grays Harbor Complex.

(4) Includes a $90 million ($3.04 per Common Share) special dividend paid to ITT.

(5) EBITDA is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization.

(6) EBIT is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense and income taxes.

(7) Free cash flow is defined as income from continuing operations before dispositions plus depreciation, depletion and amortization, deferred income taxes and changes in working capital, less custodial capital spending and prior-year dividend levels.

(8)  Based on operating income before provision for dispositions.

(9) Based on income (loss) from continuing operations, including charges for pulp mill disposition.

(10) Excludes sales by the Port Angeles mill of 94, 98, 117, 94 and 101 for the years 1996-1992, respectively.

(11) Excludes sales by the Port Angeles mill of 18, 36, 12, 22 and 23 for the years 1996-1992, respectively, and sales by the Grays Harbor mill of 62 in 1992.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's business segments for each of the three years ended December 31, 1996 were as follows (in millions of dollars):

                                                  Year Ended December 31
                                            -----------------------------------
Sales                                        1996          1995          1994
-----                                        ----          ----          ----
Timber and Wood Products

Log trading and merchandising               $   332       $   393       $   347
Timberlands management and stumpage             159           168           173
Wood products                                   104            75            79
Intrasegment eliminations                       (13)          (18)          (21)
                                            -------       -------       -------
      Total Timber and Wood Products            582           618           578
                                            -------       -------       -------

Specialty Pulp Products

Chemical cellulose                              328           288           223
Fluff and specialty paper pulps                 186           252           186
                                            -------       -------       -------
      Total Specialty Pulp Products             514           540           409
                                            -------       -------       -------

Intersegment eliminations                        (6)          (20)           (9)
                                            -------       -------       -------
      Total before dispositions               1,090         1,138           978
Dispositions                                     88           122            91
                                            -------       -------       -------

           Total sales                      $ 1,178       $ 1,260       $ 1,069
                                            =======       =======       =======

Operating Income

Timber and Wood Products                    $   127       $   141       $   163
Specialty Pulp Products                          57           103            23
Corporate and other                             (16)          (12)           (8)
Intersegment eliminations                      --            --               1
                                            -------       -------       -------
      Total before dispositions                 168           232           179
Dispositions                                   (134)            2           (10)
                                            -------       -------       -------

           Total operating income           $    34       $   234       $   169
                                            =======       =======       =======

Change in Ownership

On February 28, 1994, ITT Industries, Inc. (ITT), formerly known as ITT Corporation, distributed all outstanding Common Shares of Rayonier to ITT stockholders, resulting in Rayonier becoming an independent, publicly held company.

Business Conditions

Rayonier's 1996 net loss of $98 million, or $3.28 per share, included two significant non-cash charges. The Company provided a $155 million reserve ($98 million after-tax, or $3.28 per share) to implement AICPA Statement of Position 96-1 related to future environmental monitoring obligations at its discontinued Southern Wood Piedmont Company (SWP) wood treating business and a charge of $125 million ($79 million after-tax, or $2.63 per share) primarily for the closure of the Port Angeles, WA, pulp mill on February 28, 1997. The mill was not competitive in world markets because of high wood costs due to federal environmental restrictions on Northwest timber harvests, viscose pulp capacity additions in lower cost regions of the world and anticipated large expenditures for new environmental regulations. Excluding these non-recurring charges, earnings were $79 million, or $2.63 per share, compared to $142 million, or $4.75 per share, earned in 1995. Prior year results included a non-recurring gain on a New Zealand timberland sale of $35 million ($24 million after-tax, or $0.80 per share). The results for 1996 reflect weaker prices for fluff and paper pulp grades and continued softness in Asian wood markets.

Rayonier's operating results are cyclical and primarily driven by international economic factors. In 1996, approximately 55 percent of Rayonier sales were made to customers outside the United States, down from 59 percent in 1995. Weak economies in Japan and Korea, together with a strengthening U.S. dollar, reduced sales prices on stumpage and log sales from the Northwest U.S. and New Zealand. Significant inventory swings between 1994 and 1996 among producers and users of pulp and paper products, both domestic and international, altered industry supply and demand factors, resulting in wide price fluctuations among those three years.

The prices of Rayonier's pulp products generally begin to rise midway through the business cycle and lag commodity pulp price increases by up to a year. Beginning in the fourth quarter of 1995 through the second quarter of 1996, an industry-wide inventory correction resulted in a reduction in fluff pulp prices of over 50 percent, as well as a decline in Southeast U.S. pine prices of 10 percent. Second quarter 1996 was the low point with fluff pulp prices recovering somewhat in the second half of the year. First quarter 1996 chemical cellulose price increases contributed to full year 1996 average prices being slightly higher than 1995 prices. In the third quarter, chemical cellulose prices declined slightly from the first half levels. The near term outlook is for pulp prices to continue to decline until industry inventory levels are in line with demand. The Company's production costs declined in 1996 as key raw material costs fell with lower product prices.

Rayonier's capital spending is focused on expansion of its New Zealand operations, acquisitions and growth in the Timber and Wood Products businesses, and quality and productivity improvements in Specialty Pulp Products. These investments are expected to help moderate the cyclical effects of the pulp market cycle, improve bottom-of-the-cycle earnings and add value to existing assets. See Liquidity and Capital Resources.

In 1985, Rayonier transferred substantially all of its U.S. timberlands business to Rayonier Timberlands, L.P. (RTLP), a master limited partnership. Under the terms of the RTLP Partnership Agreement, minority unitholders currently share approximately 24 percent of the partnership's profits. The minority interest in RTLP's earnings was $27 million in 1996, $30 million in 1995, and $32 million in 1994, reducing Rayonier's net income by 58 cents per share in 1996, 63 cents per share in 1995, and 69 cents per share in 1994. Effective January 1, 2001, the minority participation in the earnings of RTLP will be reduced from approximately 24 percent to approximately 1 percent and Rayonier's participation will increase from 76 percent to 99 percent.

The Company's sulfite pulp mill in Fernandina Beach, FL, continues to face margin pressure during parts of the industry business cycle. The viability of the Fernandina mill will be dependent upon the strength of pulp markets, the mill's ability to continue to reduce costs and improve product mix and the favorable resolution of environmental issues. If it appears that the mill cannot meet the Company's expected returns over time, the Company may consider alternatives to operating the mill, including restructuring or closure. At December 31, 1996, the net plant and equipment invested at Fernandina Beach totaled $136 million.

Results of Operations, 1996 vs. 1995

Sales and Operating Income

Sales declined 7 percent to $1.18 billion in 1996, reflecting lower fluff and paper pulp prices as well as reduced North American log trading volume and lower New Zealand log pricing. Operating income for the year was $34 million, down from $234 million in 1995, due to the disposition charge of $125 million associated with the planned closure of the Port Angeles pulp mill, and to lower fluff pulp pricing.

     Timber and Wood Products

     Sales of Timber and Wood Products declined 6 percent to $582 million, and operating income declined 10 percent to $127 million. The declines were due to lower export log volumes and margins, and lower stumpage prices, partially offset by significantly improved wood products results.

     Log trading and merchandising sales, which include the Company's New Zealand log sales, were $332 million compared to $393 million in 1995. The 16 percent decline was due to lower North American log trading volume. Operating income declined due to continued weakness in Asian wood markets, as New Zealand in particular was adversely impacted by soft Korean export markets.

     Timberlands management and stumpage sales of $159 million decreased 6 percent from 1995. Operating income also decreased as lower stumpage prices in both the Northwest and Southeast regions, resulting from weak export and domestic log markets, offset increased harvest activity in the Northwest.

     Wood products sales increased 39 percent in 1996 due to higher sales volumes and price improvements. Wood products results improved significantly from 1995 due to higher lumber prices and volumes, lower raw material costs and improved conversion costs. The Company expects to incur operating losses in connection with the start-up of its New Zealand MDF facility, mostly during the last half of 1997, that will partially offset anticipated profits at its other wood products facilities.

     Specialty Pulp Products

     Sales of $514 million for the Company's Jesup and Fernandina mills were $25 million lower than the prior year and operating income of $57 million was $45 million below 1995's level. Significantly lower fluff and specialty paper pulp selling prices were partially offset by higher chemical cellulose prices, on average, with the increase realized mostly during the first half of the year, and improved production cost per ton. Fluff pulp prices improved in the third quarter, following a sharp inventory correction that began in late 1995, but faltered late in the fourth quarter. Production cost per ton declined $5 to an average of $639 per ton in 1996.

     Intersegment

     Intersegment sales of $6 million in 1996 were less than the $20 million recorded in 1995 due to lower log sales from the Timber and Wood Products segment to the Specialty Pulp Products and Dispositions segments.

     Dispositions

     Port Angeles full year pulp sales of $88 million were $34 million below prior year due to curtailed production as a result of lower market prices. An operating loss, prior to closure charges, of $10 million was $12 million worse than the prior year.

     During the fourth quarter of 1996, Rayonier recorded a disposition charge of $79 million after-tax, or $2.63 per share, primarily related to the planned closure of the Port Angeles, WA, pulp mill, on February 28, 1997. Following interim results of a strategic study of the Company's pulp business, the Company concluded that the mill was not competitive in world markets because of long-term high wood costs due to federal environmental restrictions on Northwest timber harvests, viscose pulp capacity additions in lower cost regions of the world and anticipated large expenditures for new environmental regulations. The pretax charge of $125 million includes a $77 million loss on disposal of mill assets with a net book value of $84 million, accruals of $40 million for severance, relocation, demolition, environmental clean-up and other items associated with the disposition, and $8 million for loss on disposal of other non-strategic assets. The liquidation of working capital and tax benefits associated with the closure are expected to offset cash closure costs.

Other Income/Expense

Interest expense for 1996 decreased $6 million to $28 million as a result of lower average debt, lower interest rates and higher capitalized interest.

Rayonier purchases forward exchange contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. The net gain on these contracts, which is included in Interest and miscellaneous income was $6 million in 1996 compared to $1 million for 1995. In 1996, movement of the New Zealand/U.S. dollar exchange rate had an adverse effect on the Company's New Zealand operating income of $2 million. In 1996 the New Zealand/U.S. dollar exchange rate increased from 0.65 on January 1, 1996 to 0.71 on December 31, 1996.

Minority interest in the earnings of RTLP decreased $2 million to $27 million in 1996 due to lower partnership earnings resulting primarily from lower stumpage prices in both the Northwest and Southeast regions, offset partially by increases in volume.

The prior year non-recurring gain relates to the sale of a 75 percent interest in approximately 9 percent of the Company's New Zealand timber holdings to a timber investment fund. The transaction resulted in a non-recurring pretax gain of $35 million, $24 million after-tax, or $0.80 per share.

Income Taxes

Excluding the tax benefits for the two significant non-cash charges which were booked at statutory rates, the effective tax rate for 1996 was 29.1 percent and reflects the 1996 recognition of a tax asset related to a prior year transaction following resolution of various uncertainties. The 1995 effective tax rate of
31.6 percent reflected the benefits of foreign source income and tax credits on exported pulp sales. Rayonier's required 1996 cash payments for income taxes were significantly lower than 1995 due to lower earnings and favorable treatment for tax purposes of transactions undertaken by the Company to control environmental remediation and monitoring costs.

Discontinued Operations

In the fourth quarter of 1996, the Company adopted Statement of Position 96-1 "Environmental Remediation Liabilities" issued by the American Institute of Certified Public Accountants. The statement specifically identifies future, long-term monitoring and administration expenditures as remediation liabilities that need to be accrued on the balance sheet as an existing obligation. Adoption of the pronouncement is mandatory for fiscal years beginning after December 15, 1996, but the Company elected early adoption of the statement in 1996 resulting in a cash neutral pretax charge of $155 million ($98 million after-tax, or $3.28 per share). Although the Company had already accrued for clean-up and closure remediation liabilities associated with its SWP wood treating business (discontinued in 1986), the cash expenditures for monitoring and administration activities of approximately $4 million pretax, or 8 cents per share, annually for the last three years had been expensed as incurred. These monitoring costs are expected to continue on an annual basis, plus inflation, for approximately 25-30 years as mandated by state and federal regulations. The Company's annual cash flow will not be impacted by the adoption of the accounting pronouncement.

Results of Operations, 1995 vs. 1994

Sales and Operating Income

Sales rose 18 percent to $1.26 billion in 1995, reflecting stronger pulp selling prices and log sales volumes. Operating income for the year was $234 million, up 38 percent from 1994.

     Timber and Wood Products

     Sales of Timber and Wood Products rose 7 percent to $618 million, while operating income declined 13 percent to $141 million. The sales improvement came in log trading and merchandising volume sold to Pacific Rim markets. Operating income declined, primarily due to lower margins on wood products as a result of lower lumber prices and higher log costs. The favorable effects of increased income from log trading volume and higher Southeast U.S. stumpage prices were offset by lower volume and margins from Northwest U.S. stumpage sales.

     Log trading and merchandising sales, which include the Company's New Zealand log sales, increased in 1995 due to higher volumes in both the U.S. and New Zealand. In the U.S., slightly lower export prices were more than offset by increased export volume. In New Zealand, strong domestic demand resulted in improved operating results despite higher operating costs caused by appreciation of the New Zealand dollar.

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

     In 1995, lumber prices declined due to reduced domestic U.S. construction activity and higher imports of lumber from Canada. Also in 1995, wood costs increased significantly, driven by competitive demand from the pulp and paper industry. As a result, wood products sales and operating margins declined from 1994.

     Specialty Pulp Products

     Sales of Specialty Pulp Products for the Company's Jesup and Fernandina mills rose $131 million to $540 million, up 32 percent, and operating income rose $80 million to $103 million. The gains resulted from higher sales prices for both fluff pulp and chemical cellulose products. In addition, operating rates for the Company's pulp mills improved over 1994. These gains were partially offset by higher wood and chemical costs.

     In 1995, the Company took several steps to enhance the competitiveness of the Specialty Pulp Products segment. In the third quarter, the Company announced the relocation of its pulp research facility from Shelton, WA, to a new $10 million research facility at Jesup, GA, and its pulp marketing group from Stamford, CT, to Jesup, GA. In the fourth quarter, the Company recorded a charge of $5 million related to closing its woodyard operations at the Jesup, GA, pulp mill as part of an ongoing program to reduce costs.

Other Income/Expense

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

In September 1995, the Company completed the sale of a 75 percent interest in approximately 9 percent of its New Zealand timber holdings to a timber investment fund, which entered into a joint venture with the Company. The transaction resulted in a non-recurring pretax gain of $35 million ($24 million after-tax, or $0.80 per share). Rayonier manages the joint venture, which involves 23,000 acres of timber on New Zealand's North Island.

Income Taxes

The 1995 effective tax rate of 31.6 percent was favorable to the 1994 tax rate of 35.2 percent. The improvement reflected benefits from reorganizations made following the spin-off from ITT as well as tax benefits on increased pulp export sales.

Liquidity and Capital Resources

Cash flow from operating activities in 1996 was $236 million, or approximately $8 per share, up $23 million from 1995. The favorable change was primarily due to reduced working capital requirements partially offset by lower net income. This cash flow helped to finance capital expenditures of $187 million, dividends of $34 million, the repurchase of Common Shares of $17 million and reduce net borrowings by $17 million.

Cash from operating activities in 1995 increased $23 million to $213 million. Cash from operating activities financed capital expenditures of $143 million, dividends of $30 million and repayment of borrowings of $33 million.

During the first quarter of 1996, the Company began a Common Share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. The number of shares that may be repurchased each year is limited to the greater of 1.5 percent of the Company's outstanding shares or the number of incentive shares actually issued to employees during the year. The Company repurchased 437,800 shares in 1996 at an average cost of $37.74 for $17 million. In February 1997, the Company announced a one-year increase in the share repurchase program to $50 million for 1997.

In 1996, EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) was $236 million, or $7.86 per share, down $67 million from 1995. In 1995, EBITDA was $303 million, or $10.10 per share compared to $229 million, or $7.72 per share in 1994. Free cash flow (defined as income from continuing operations before dispositions plus depreciation, depletion and amortization, deferred income taxes and changes in working capital, less custodial capital spending and prior-year dividend levels) increased $12 million to $119 million in 1996.

Debt declined $17 million in 1996 to $433 million. The non-recurring charges in the fourth quarter increased the year-end debt-to-capital ratio to 41 percent from 37 percent at December 31, 1995. At December 31, 1994, debt was $483 million, or 43 percent of capital. The percentage of debt with fixed interest rates was 50 percent as of December 31, 1996, compared with 48 percent in 1995 and 45 percent in 1994. In addition, at December 31, 1996, the Company had outstanding interest rate swap agreements that effectively converted $180 million of floating rate obligations to fixed rates ranging from 5.35 to 5.39 percent. The agreements commenced in January 1996 and mature in 1997 and 1998.

The most restrictive long-term debt covenant in effect at December 31, 1996, provided that the ratio of total debt to EBITDA not exceed four to one. As of December 31, 1996, the ratio was two to one. In addition, $308 million of retained earnings was unrestricted as to the payment of dividends.

Capital spending for the year of $187 million represented a new high for the Company, and reflects $62 million in spending for the Company's New Zealand medium-density-fiberboard (MDF) facility (total cost of approximately $120 million) with a scheduled completion date in mid-1997, as well as $9 million for the new pulp research facility in Jesup, GA. Rayonier expects to invest between $320-$350 million in capital projects during the two-year period 1997-1998. Capital projects include cost improvement and productivity programs at the Jesup, GA, pulp mill, completion of the New Zealand MDF facility, cost improvements at other facilities and projects to comply with new environmental requirements. As some of the new environmental regulations are promulgated, additional capital spending may be required to ensure continued compliance with environmental standards. See Environmental Regulation.

The Company has unsecured credit facilities totaling $300 million, which are used for direct borrowings and as support for $135 million of outstanding commercial paper. As of December 31, 1996, Rayonier had $165 million available under its revolving credit facilities. In addition, the Company has on file with the Securities and Exchange Commission shelf registration statements to offer an additional $141 million of new public debt securities.

The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

Dispositions and Discontinued Operations

Although operations ceased in 1986, SWP is involved in several environmental remediation programs and is in negotiations with various state and federal agencies regarding the scope and timing for remaining programs. Future environmental cost is dependent on the outcome of such negotiations and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Accordingly, although considerable progress on clean up has been made, there is still uncertainty as to the timing and amount of future expenditures for completing environmental programs at the SWP sites and certain other non-operating locations.

Rayonier currently estimates that expenditures for environmental remediation and monitoring costs for discontinued operations and assets to be disposed of during 1997-1998 will total approximately $36 million. As of December 31, 1996, Rayonier had reserves of $224 million for environmental obligations and closure costs. The Company believes that any future changes in estimates, if necessary, will not materially affect its financial condition or results of operations.

Environmental Regulation

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal that, in the opinion of management, will require substantial expenditures over the next ten years. During 1996, 1995 and 1994 Rayonier spent approximately $6 million, $1 million and $1 million, respectively, for capital projects related to environmental compliance for continuing operations. During the two-year period 1997-1998, Rayonier expects to spend approximately $21 million on such projects, a substantial portion of which relates to compliance with Federal environmental regulations governing air and water discharges that were first proposed in 1993. The proposed regulations would require further expenditures by the Company and, if finally enacted in their proposed form, would prevent the Company from meeting certain product quality specifications for substantially all of its chemical cellulose products, and would increase the cost of making its remaining pulp products. Sales of chemical cellulose products for the Company's Jesup and Fernandina mills accounted for approximately 28 percent of 1996 sales. However, in July 1996, the U.S. Environmental Protection Agency (EPA) announced that it anticipates that technologies other than those which formed the basis of the proposed water regulations will be used to establish the final regulations for dissolving pulp mills. The agency said that it would await the results of studies being undertaken by the Company and other manufacturers of chemical cellulose before proposing final regulations.

While the proposed regulations would have a material adverse effect on operations if not changed, it will not be possible for Rayonier to make a final determination of the nature or costs of such effect until the regulations are issued in final form. Rayonier has developed order of magnitude estimates of the costs of complying with these regulations if they are modified to remove the technological requirements that would prevent the Company from manufacturing some of its products. These estimates indicate that with total capital expenditures of approximately $100 million at Jesup and $30 million at Fernandina Beach, it could continue to manufacture the current product line. Such expenditures include those already planned for 1997 and 1998 and the remaining expenditures would most likely be incurred over several years beyond 1998. In view of the EPA's July 1996 announcement, however, the Company now expects that its actual costs to comply with these regulations will probably be less with implementation required at later dates. Rayonier will continue to argue, both individually and through an industry trade association, for modifying the proposed operating guidelines further to eliminate errors it believes the agency has made, and the Company will continue to explore new and revised operating and technical process alternatives in lieu of spending such funds. Rayonier cannot predict whether these efforts will be successful.

Over the past six years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl and the marbled murrelet as a threatened species under the Endangered Species Act (ESA). These restrictions have caused Rayonier to restructure and reschedule some of its harvest plans. In May of 1996, the Washington Forest Practices Board adopted a permanent rule for the protection of the northern spotted owl which included increased regulation within a "Special Emphasis Area" (SEA) on a portion of the Company's lands on the Olympic Peninsula. As a result of Rayonier's efforts in working cooperatively with the Washington state Department of Fish and Wildlife, approximately half of Rayonier's lands originally slated for inclusion in the SEA were placed in a separate area covered by a voluntary Wildlife Plan. Management of the Company believes this voluntary Wildlife Plan will allow more flexibility in planning and conducting timber harvest activities, while at the same time providing more and better habitat for the northern spotted owl over the long term than the regulatory regime of the SEA would have done. The Washington state northern spotted owl rule is not expected to have a significant impact on the overall harvest activities of the Company. The U.S. Fish and Wildlife Service is also in the process of developing a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. It now appears likely that this rule, if adopted, will not differ substantially from the Washington state rule in its impacts on the Company's lands. The Washington state Forest Practices Board is also in the process of adopting a rule for the protection of the marbled murrelet. Rayonier is unable at this time to predict the form in which this rule will finally be adopted or the extent of the impact on its operations.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

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

Directors

One current director of ITT Industries, Inc., Rand V. Araskog, also serves on the Board of Directors of Rayonier.

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

     3. See Exhibit Index on pages B, C, D, E and F for a list of the exhibits filed or incorporated herein as part of this report.

(b)  Reports on Form 8-K:

     1. Rayonier Inc. filed a Current Report on Form 8-K on October 9, 1996, announcing that it will adopt the American Institute of Certified Public Accountants Statement of Position (SOP) on accounting for environmental remediation and monitoring liabilities.

     2. Rayonier Inc. filed a Current Report on Form 8-K on October 21, 1996, announcing its intention to close its Port Angeles, WA, pulp mill by mid-1997.

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


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Rayonier Inc.

We have audited the accompanying consolidated financial statements of Rayonier Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, as described in the Index to Financial Statements. These financial statements are the responsibility of Rayonier's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31,1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 21, 1997

                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                         For the Year Ended December 31,
                  (Thousands of dollars, except per share data)

                                         1996           1995           1994
                                      -----------    -----------    -----------

SALES                                 $ 1,178,040    $ 1,260,492    $ 1,069,494
                                      -----------    -----------    -----------

Costs and expenses

  Cost of sales                           981,337        994,982        877,439

  Selling and general expenses             39,409         37,043         28,697

  Other operating income, net              (1,210)        (5,210)        (5,989)

  Provision for dispositions              124,587           --             --
                                      -----------    -----------    -----------

                                        1,144,123      1,026,815        900,147
                                      -----------    -----------    -----------

OPERATING INCOME                           33,917        233,677        169,347

Interest expense                          (27,662)       (33,615)       (31,065)

Interest and miscellaneous
  income, net                               7,762          3,131          2,207

Minority interest                         (27,474)       (29,897)       (32,419)

Non-recurring gain                           --           34,763           --
                                      -----------    -----------    -----------

(LOSS) INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES          (13,457)       208,059        108,070

  Income tax benefit (expense)             13,297        (65,711)       (38,038)
                                      -----------    -----------    -----------

(LOSS) INCOME FROM CONTINUING
  OPERATIONS                                 (160)       142,348         70,032

  Provision for discontinued
    operations, net                       (98,239)          --             --
                                      -----------    -----------    -----------

NET (LOSS) INCOME                     $   (98,399)   $   142,348    $    70,032
                                      ===========    ===========    ===========

(LOSS) INCOME FROM CONTINUING
  OPERATIONS PER COMMON SHARE         $       (-)    $      4.75    $      2.36
                                      ===========    ===========    ===========

NET (LOSS) INCOME PER COMMON SHARE    $     (3.28)   $      4.75    $      2.36
                                      ===========    ===========    ===========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               As of December 31,
                             (Thousands of dollars)


                                     ASSETS

                                                        1996             1995
                                                     ----------       ----------
CURRENT ASSETS
  Cash and short-term investments                    $    3,432       $   10,932
  Accounts receivable, less allowance for
    doubtful accounts of $4,674 and $4,420              123,435          128,478
  Inventories                                           154,914          170,078
  Timber stumpage purchases                              31,416           49,464
  Other current assets                                   13,223           15,412
  Deferred income taxes                                  23,168           15,208
                                                     ----------       ----------

    Total current assets                                349,588          389,572

OTHER ASSETS                                             50,026           47,239

TIMBER STUMPAGE PURCHASES                                23,341           29,396

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  NET OF DEPLETION AND AMORTIZATION                     490,298          476,463

PROPERTY, PLANT AND EQUIPMENT

  Land, buildings, machinery and equipment            1,190,786        1,292,059
  Less - accumulated depreciation                       506,308          586,796
                                                     ----------       ----------

                                                        684,478          705,263
                                                     ----------       ----------

                                                     $1,597,731       $1,647,933
                                                     ==========       ==========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               As of December 31,
                             (Thousands of dollars)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        1996             1995
                                                     ----------       ----------

CURRENT LIABILITIES

  Accounts payable                                    $   87,609      $  102,938
  Bank loans and current maturities                        2,243           3,040
  Accrued taxes                                           11,497           9,941
  Accrued payroll and benefits                            18,340          26,554
  Accrued interest                                         5,154           5,268
  Other current liabilities                               55,976          39,943
  Current reserves for dispositions and
    discontinued operations                               40,003          16,047
                                                      ----------      ----------

      Total current liabilities                          220,822         203,731

DEFERRED INCOME TAXES                                     89,484         160,574

LONG-TERM DEBT                                           430,667         446,696

NON-CURRENT RESERVES FOR DISPOSITIONS AND
  DISCONTINUED OPERATIONS                                183,975          23,542

OTHER NON-CURRENT LIABILITIES                             30,529          25,204

MINORITY INTEREST                                         18,864          18,815

SHAREHOLDERS' EQUITY

  Common Shares, 60,000,000 shares authorized,
    29,282,455 and 29,653,278 shares issued
    and outstanding                                      145,679         159,032

  Retained earnings                                      477,711         610,339
                                                      ----------      ----------

                                                         623,390         769,371
                                                      ----------      ----------

                                                      $1,597,731      $1,647,933
                                                      ==========      ==========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                         For the Year Ended December 31,
                             (Thousands of dollars)


                                                       1996             1995             1994
                                                    ----------       ----------       ----------
OPERATING ACTIVITIES

Net (loss) income                                   $  (98,399)      $  142,348       $   70,032
Non-cash items included in income
  Depreciation, depletion and amortization              96,910           95,988           90,200
  Deferred income taxes                                (80,235)          16,617            3,007
  Write-off of property, plant and equipment            94,164             --               --
  Reserve for dispositions and discontinued
    operations                                         192,623             --               --
  Disposition of New Zealand timber assets                --              9,440             --
Increase in other non-current liabilities                5,325            1,509            7,954
Change in accounts receivable, inventories
  and accounts payable                                   2,678          (55,645)           8,499
Decrease (increase) in current timber
  stumpage purchases                                    16,025           (2,126)           8,432
Decrease (increase) in other current assets              2,189           (2,720)          (1,940)
Increase in accrued liabilities                          9,261           12,156            8,769
Reduction in reserve for dispositions                   (5,000)          (4,933)          (5,221)
                                                    ----------       ----------       ----------
  CASH FROM OPERATING ACTIVITIES                       235,54l          2l2,634          189,732
                                                    ----------       ----------       ----------

INVESTING ACTIVITIES

Capital expenditures, net of sales and
retirements
  of $11,544, $3,931 and $1,678                       (175,200)        (139,395)         (98,953)
Expenditures for dispositions and discontinued
operations,
  net of tax benefits of $1,185, $5,493 and             (2,049)          (9,352)          (7,713)
$4,571
Change in timber stumpage purchases and
  other assets                                          (1,433)           3,232          (29,690)
                                                    ----------       ----------       ----------
  CASH USED FOR INVESTING ACTIVITIES                  (178,682)        (145,515)        (136,356)
                                                    ----------       ----------       ----------

FINANCING ACTIVITIES

Issuance of debt                                        40,472           35,437          267,084
Repayments of debt                                     (57,298)         (68,923)        (282,003)
Dividends paid                                         (34,229)         (29,629)         (21,290)
Repurchase of Common Shares                            (16,522)            --               --
Issuance of Common Shares                                3,169            1,451              155
Increase (decrease) in minority interest                    49           (3,701)         (14,133)
                                                    ----------       ----------       ----------
  CASH USED FOR FINANCING ACTIVITIES                   (64,359)         (65,365)         (50,187)
                                                    ----------       ----------       ----------

CASH AND SHORT-TERM INVESTMENTS

(Decrease) increase In cash and short-term
  investments                                           (7,500)           1,754            3,189
Balance, beginning of year                              10,932            9,178            5,989
                                                    ----------       ----------       ----------
Balance, end of year                                $    3,432       $   10,932       $    9,178
                                                    ==========       ==========       ==========

Supplemental disclosures of cash flow
  information
Cash paid during the year for:
  Interest                                          $   30,440       $   34,208       $   30,996
                                                    ==========       ==========       ==========
  Income taxes                                      $    7,462       $   41,760       $   23,705
                                                    ==========       ==========       ==========


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

Rayonier operates in two major industry segments, Timber and Wood Products and Specialty Pulp Products.

Timber and Wood Products

The Company owns, buys and harvests timber stumpage, and purchases delivered logs, primarily in North America and New Zealand, for subsequent sale into export markets (primarily Japan, Korea and China), as well as to domestic lumber and pulp mills. Rayonier owns, leases or controls 1.5 million acres of timberlands in the United States and New Zealand. Rayonier also operates three lumber manufacturing facilities that produce dimension and custom lumber products for residential construction and industrial uses.

Specialty Pulp Products

Rayonier is a leading specialty manufacturer of high-grade chemical cellulose, often called dissolving pulp, from which customers produce a wide variety of products, including textiles, industrial and filtration fibers, plastics and other chemical intermediate products. Rayonier also manufactures fluff pulps that customers use to produce diapers and other sanitary products, and specialty paper pulps used in the manufacture of products such as filters and decorative laminates. In 1996, Rayonier operated three mills in the United States. Following the announced closure of the Port Angeles, WA, pulp mill on February 28, 1997, the Company will operate two pulp mills in the United States at Jesup, GA, and Fernandina Beach, FL, with an aggregate annual capacity of 684,000 metric tons. Over half of Rayonier's pulp production is sold to export customers, primarily in Western Europe and Asia.

The Company's sulfite pulp mill in Fernandina Beach, FL, continues to face margin pressure during parts of the industry business cycle. The viability of the Fernandina mill will be dependent upon the strength of pulp markets, the mill's ability to continue to reduce costs and improve product mix and the favorable resolution of environmental issues. If it appears that the mill cannot meet the Company's expected returns over time, the Company may consider alternatives to operating the mill, including restructuring or closure. At December 31, 1996, the net plant and equipment invested at Fernandina Beach totaled $136 million.

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

Cash and Short-Term Investments

Cash and short-term investments include cash, time deposits and readily marketable debt securities with maturities at date of acquisition of three months or less.

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

Timber Stumpage Purchases and Timber Cutting Contracts

Rayonier purchases timber stumpage for use in its log trading, pulp and wood products businesses. The purchases are classified as current for stumpage expected to be harvested within one year of the balance sheet date. The remainder is classified as a non-current asset.

Rayonier evaluates the realizability of timber stumpage purchases and timber cutting contracts based on the estimated aggregate cost of such harvests and the sales values to be realized. Losses are recorded in the period that a determination is made that the aggregate harvest costs in a major operating area will not be recoverable.

Timber and Timberlands

The acquisition cost of land, timber, real estate taxes, lease payments, site preparation and other costs relating to the planting and growing of timber are capitalized. Such accumulated costs attributed to merchantable timber are charged against revenue at the time the timber is harvested based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Timber and timberlands are stated at the lower of original cost, net of timber cost depletion, or market value.

Property, Plant and Equipment

Property, plant and equipment additions are recorded at cost, which includes applicable freight, taxes, interest, construction and installation costs. Interest capitalized in connection with major construction projects amounted to $2,664, $1,346, and $194 during 1996, 1995 and 1994, respectively. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value, with no gain or loss recognized. Gains and losses with respect to any significant and unusual retirements of assets are included in operating income.

Depreciation

Pulp manufacturing facilities are generally depreciated using the units of production method. Depreciation on buildings and other equipment is provided on a straight-line basis over the useful economic lives of the assets involved. Rayonier normally claims the maximum depreciation deduction allowable for tax purposes.

Research and Development

Significant costs are incurred for research and development programs expected to contribute to the profitability of future operations. Such costs are expensed as incurred. Research and development expenditures amounted to $11,000, $8,442, and $7,477 in 1996, 1995 and 1994, respectively.

Income Taxes

Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. Additional U.S. income taxes have not been provided on approximately $61 million of undistributed foreign earnings as the Company intends to permanently reinvest such earnings in expanding foreign operations.

Earnings (loss) per Common Share

Earnings (loss) per Common Share (EPS) are determined based on the weighted average number of Common Shares and dilutive Common Share equivalents outstanding during the period. Earnings per Common Share for January 1, 1994 to February 28, 1994 were computed based on the number of Rayonier Common Shares that were outstanding on February 28. 1994, the date of Rayonier's spin-off from ITT. The number of Common Shares used in earnings (loss) per Common Share computations was 29,978,012, 29,982,883, and 29,697,054 for 1996, 1995 and 1994,
respectively.

Foreign Currency Translation

For significant foreign operations, including Rayonier's New Zealand-based operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Non-monetary assets such as inventories, timber and property, plant and equipment are translated at historical rates. Income and expense items are translated at average exchange rates prevailing during the year, except that inventories, depletion and depreciation charged to operations are translated at historical rates. Exchange gains and losses arising from translation are recognized currently in Other operating income, net.

3.   RAYONIER TIMBERLANDS, L,P.

In 1985, Rayonier transferred substantially all of its U.S. timberlands business to Rayonier Timberlands, L.P., a master limited partnership, in exchange for 20 million Class A and 20 million Class B Depository Units. Thereafter, Rayonier offered and sold 5.06 million Class A Units (25.3 percent) to the public. The Partnership Agreement provides that RTLP continues in existence until December 31, 2035, but that the Initial Term of the Partnership will end on December 31, 2000. Class A Units participate principally in the revenues and costs associated with RTLP's sales of timber through the Initial Term and to a significantly lesser extent in subsequent periods. RTLP's sales of timber after that date as well as cash flow associated with land management activities before and after that date are principally allocable to the Class B Units, all of which have been retained by Rayonier.

RTLP is included in these consolidated financial statements. The following table summarizes the sales and operating income of RTLP, for the three years ended December 31, 1996, by region.

                                         1996           1995           1994
                                       ---------      ---------      ---------
     Sales
       Northwest U.S.                  $  91,691      $  95,168      $ 115,261
       Southeast U.S.                     56,215         65,100         51,260
                                       ---------      ---------      ---------
                                       $ 147,906      $ 160,268      $ 166,521
                                       =========      =========      =========

     Operating income
       Northwest U.S.                  $  68,083      $  73,393      $  94,576
       Southeast U.S.                     44,849         51,693         39,157
       Corporate and other                (1,715)        (1,778)        (1,724)
                                       ---------      ---------      ---------
                                       $ 111,217      $ 123,308      $ 132,009
                                       =========      =========      =========

The minority interest in RTLP's earnings was $27,474, $29,897, and $32,419 in 1996, 1995 and 1994, respectively. This reduced Rayonier's net income by $17,413, $18,985 and $20,586 in 1996, 1995 and 1994, respectively. Effective
January 1, 2001, the minority participation in the earnings of RTLP will be reduced from approximately 24 percent to approximately 1 percent, and Rayonier's participation will increase from 76 percent to 99 percent. On a pro-forma basis using 1996 results, this increased Company participation would have improved earnings per share by 58 cents.

4.   INCOME TAXES

For periods prior to the February 28, 1994 spin-off, Rayonier computed its tax provision at statutory rates in accordance with tax-sharing arrangements with ITT. The provision for income taxes consists of the following:

                              1996           1995          1994
                            --------       --------      --------
     Current:
       U.S. federal         $  5,446       $ 36,564      $ 30,018
       State and local         2,290          2,779         2,157
       Foreign                 1,596          4,258        (1,715)
                            --------       --------      --------
                               9,332         43,601        30,460
                            --------       --------      --------

     Deferred:
       U.S. federal          (70,108)        12,386         6,288
       State and local        (6,469)         1,081           318
       Foreign                (2,813)         8,643           972
                            --------       --------      --------
                             (79,390)        22,110         7,578
                            --------       --------      --------
                            $(70,058)      $ 65,711      $ 38,038
                            ========       ========      ========

Deferred income taxes represent the tax effects related to recording revenues and expenses in different periods for financial reporting and tax return purposes. Deferred tax assets (liabilities) at December 31, 1996 and 1995 were related to the following principal timing differences:

                                                    1996             1995
                                                 ----------       ----------
     Accelerated depreciation and depletion      $ (130,586)      $ (145,076)
     Reserves for dispositions and
       discontinued operations                       69,601           13,138
     All other, net                                  (5,331)         (13,428)
                                                 ----------       ----------
                                                 $  (66,316)      $ (145,366)
                                                 ==========       ==========

A reconciliation of the income tax provision at the U.S. statutory rate to the provision for income taxes as reported is as follows:

                                  1996         1996*        1995         1994
                                --------     --------     --------     --------
Income tax provision at U.S.    $(58,960)    $ 38,896     $ 72,821     $ 37,825
  statutory rate
State and local taxes, net of     (2,716)       1,806        2,509        1,609
  federal tax benefit
Foreign operations                (4,988)      (4,988)      (4,697)      (1,670)
Foreign sales corporations        (2,391)      (2,391)      (3,816)        (608)
All other, net                    (1,003)      (1,003)      (1,106)         882
                                --------     --------     --------     --------

Provision for income taxes      $(70,058)    $ 32,320     $ 65,711       38,038
                                ========     ========     ========     ========

Effective tax rate                 (41.6)%       29.1%        31.6%        35.2%

* Excluding the tax benefits of $102 million for the two significant non-cash charges in 1996.

All other, net includes tax provision adjustments for permanent differences, tax credits and other items that are not individually significant.

5.   INVENTORIES

Rayonier's inventories included the following at December 31, 1996 and 1995

                                                       1996           1995
                                                     ---------      ---------
     Finished goods                                  $  68,441      $  71,307
     Work in process                                    20,128         25,681
     Raw materials                                      39,650         44,350
     Manufacturing and maintenance supplies             26,695         28,740
                                                     ---------      ---------
                                                     $ 154,914      $ 170,078
                                                     =========      =========

6.   RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions

During the fourth quarter of 1996, Rayonier recorded a disposition charge of $79 million after-tax, or $2.63 per share, primarily related to the planned closure of the Port Angeles, WA, pulp mill on February 28, 1997. Following interim results of a strategic study of the Company's pulp business, the Company concluded that the mill was not competitive in world markets because of long-term high wood costs due to federal environmental restrictions on Northwest timber harvests, viscose pulp capacity additions in lower cost regions of the world and anticipated large expenditures for new environmental regulations. The pretax charge of $125 million includes a $77 million loss on disposal of mill assets with a net book value of $84 million, accruals of $40 million for severance, relocation, demolition, environmental clean-up and other items associated with the disposition, and $8 million for loss on disposal of other non-strategic assets. The liquidation of working capital and tax benefits associated with the closure are expected to offset cash closure costs.

In 1992, Rayonier provided $180 million, pretax, for the loss on disposal of assets along with the costs for severance, demolition and other close-down items associated with the disposition of its interest in the Grays Harbor, WA, pulp and paper complex. The Company has substantially completed all programs associated with this charge.

Discontinued Operations

In the fourth quarter of 1996, the Company adopted Statement of Position 96-1 "Environmental Remediation Liabilities" issued by the American Institute of Certified Public Accountants. The statement specifically identifies future, long- term monitoring and administration expenditures as remediation liabilities that need to be accrued on the balance sheet as an existing obligation. Adoption of the pronouncement is mandatory for fiscal years beginning after December 15, 1996 but the Company elected early adoption of the statement in 1996 resulting in a cash neutral pretax charge of $155 million, $98 million after-tax, or $3.28 per share. Although the Company had already accrued for clean-up and closure remediation liabilities associated with its Southern Wood Piedmont Company (SWP) wood treating business (discontinued in 1986), the cash expenditures for monitoring and administration activities of approximately $4 million pretax, or 8 cents per share, annually for the last three years had been expensed as incurred. These monitoring costs are expected to continue on an annual basis, plus inflation, for approximately 25-30 years as mandated by state and federal regulations. The Company's annual cash flow will not be impacted by the adoption of the accounting pronouncement.

Although operations have ceased, SWP is involved in several environmental remediation programs and is in negotiations with various state and federal agencies regarding the scope and timing for remaining programs. Future environmental cost is dependent on the outcome of such negotiations and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Accordingly, although considerable progress on clean up has been made, there is still uncertainty as to the timing and amount of future expenditures for completing environmental programs at the SWP sites and certain other non-operating locations.

As of December 31, 1996 and 1995, Rayonier had $11.5 million of receivables from insurance claims included in Other assets. Such receivables represent the Company's claim for reimbursements in connection with property damage settlements relating to SWP's discontinued wood preserving operations.

Rayonier currently estimates that expenditures for environmental remediation and monitoring costs for discontinued operations and assets to be disposed of during 1997-1998 will total approximately $36 million. As of December 31,1996,

Rayonier had reserves of $224 million for environmental obligations and closure costs. The Company believes that any future changes in estimates, if necessary, will not materially affect its financial condition or results of operations.

7.   UNUSUAL ITEMS

In September 1995, the Company completed the sale of a 75 percent interest in approximately 9 percent of its New Zealand timber holdings to a timber investment fund, which entered into a joint venture with the Company. The transaction resulted in a non-recurring pretax gain of $34,763, $23,946 after-tax, or $0.80 per share. Rayonier manages the joint venture, which involves 23,000 acres of timber on New Zealand's North Island.

8.   DEBT

Rayonier's debt included the following at December 31, 1996 and 1995:

                                                       1996           1995
                                                     ---------      ---------
     Short-term bank loans at a weighted
       average rate of 6.34%                         $  15,514      $  18,816
     Commercial paper at discount rates
       of 5.59% to 5.90%                               135,000        115,000
     Medium-term notes due 1997-1998 at
       variable interest rates                          67,000        100,000
     Medium-term notes due 1998-1999
       at fixed interest rates
       of 5.84% to 6.16%                                16,000         16,000
     7.5% notes due 2002                               110,000        110,000
     Pollution control and industrial
       revenue bonds due 1997-2015 at fixed
       interest rates of 5.0% to 8.0%                   88,910         89,275
     All other                                             486            645
                                                     ---------      ---------

     Total debt                                        432,910        449,736

     Less:
     Short-term bank loans                                  14          2,516
     Current maturities                                  2,229            524
                                                     ---------      ---------
     Long-term debt                                  $ 430,667      $ 446,696
                                                     =========      =========

Rayonier has revolving credit agreements with a group of banks that provide the Company with unsecured credit facilities totaling $300 million and expiring in 1997 and 2001. The revolving credit facilities are used for direct borrowings and as credit support for a commercial paper program. As of December 31, 1996, the Company had $135 million of outstanding commercial paper, no outstanding direct borrowings and $165 million of available borrowings under its revolving credit facilities.

On March 29, 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 covering $150 million of new debt securities. The registration statement also served as a post-effective amendment to a 1992 registration statement, which, as amended, permitted Rayonier to offer up to $174 million of medium-term notes. On August 18, 1994, Rayonler issued $100 million of variable rate medium-term notes. An additional $33 million of medium term notes were issued in 1995 to replace maturing notes. The notes outstanding as of December 31, 1996 mature in 1997 and 1998 and bear interest at a variable rate of three-month LIBOR plus 0.29 percent to 0.40 percent. As of December 31, 1996, the interest rates on the variable rate medium-term notes ranged from 5.83 percent to 5.93 percent. The proceeds of these notes were used to retire a variable rate term loan. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, Rayonier may offer up to $141 million of new public debt securities.

Required repayments of debt are as follows:

          1997                                        $   2,243
          1998                                           36,342
          1999                                           17,475
          2000                                            2,420
          2001                                          186,685
          2002-2015                                     187,745
                                                      ---------
                                                      $ 432,910
                                                      =========

Medium-term notes, commercial paper and short-term bank loans totaling $184.5 million are classified as long-term debt because the Company has the ability and intends to refinance such maturities through continued short-term borrowings, available committed credit facilities or long-term borrowings. The most restrictive long-term debt covenant in effect at December 31,1996 provided that the ratio of total debt to EBITDA not exceed four to one. As of December 31, 1996, the ratio was two to one. In addition, $308 million of retained earnings was unrestricted as to the payment of dividends.

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

At December 31, 1996 the Company had interest rate swap agreements with a total notional value of $180 million, of which $55 million expires in 1997 and $125 million expires in 1998. The agreements effectively convert floating rate obligations to fixed rates ranging from 5.35 to 5.39 percent.

10.  SHAREHOLDERS' EQUITY

An analysis of the activity in Rayonier's Common Shares and retained earnings for the three years ended December 31, 1996 is as follows:

                                        Common Shares                                    Total
                                 -----------------------------        Retained        Stockholders'
                                   Shares            Amount           Earnings           Equity
                                 -----------       -----------       -----------       -----------
Balance, January 1, 1994          29,565,392       $   157,426       $   448,878       $   606,304
Net income                              --                --              70,032            70,032
Dividends paid                          --                --             (21,290)          (21,290)
Incentive stock plans                  9,415               155              --                 155
                                 -----------       -----------       -----------       -----------
Balance. December 31, 1994        29,574,807           157,581           497,620           655,201

Net income                              --                --             142,348           142,348
Dividends paid                          --                --             (29,629)          (29,629)
Incentive stock plans                 78,471             1,451              --               1,451
                                 -----------       -----------       -----------       -----------
Balance, December 31, 1995        29,653,278           159,032           610,339           769,371

Net loss                                --                --             (98,399)          (98,399)
Dividends paid                          --                --             (34,229)          (34,229)
Incentive stock plans                 66,977             3,169              --               3,169
Repurchase of Common Shares         (437,800)          (16,522)             --             (16,522)
                                 -----------       -----------       -----------       -----------
Balance, December 31, 1996        29,282,455       $   145,679       $   477,711       $   623,390
                                 ===========       ===========       ===========       ===========

In 1996, Rayonier began to repurchase its Common Shares in order to minimize the dilutive effect of employee incentive stock plans on earnings per share.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1996 and 1995, the estimated fair values of Rayonier's financial instruments were as follows:

                                          1996                    1995
                                 ---------------------   -----------------------
                                  Carrying      Fair      Carrying       Fair
                                   Amount       Value      Amount        Value
                                   ------       -----      ------        -----
Cash and short-term investments  $   3,432   $   3,432   $  10,932    $  10,932
Debt                               432,910     440,195     449,736      464,999
Foreign currency contracts           1,504       1,504        (247)        (247)
Interest rate swap agreements         --           428        --           (460)

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

Foreign Currency Contracts

The fair value of foreign currency contracts is based on dealer-quoted market prices of comparable instruments and are reported at mark to market values if not considered a hedge for accounting purposes.

Interest Rate Swap Agreements

The fair value of interest rate swap agreements is based upon the estimated cost to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties.

12.  INCENTIVE STOCK PLANS

The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Under the 1994 Plan, the Company may grant options to its employees for up to 4.5 million Common Shares. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Options vest in one-third increments over a three-year period starting from the date of grant.

Restricted stock granted under the 1994 Plan vest after three years. During 1996 and 1995, 27,500 and 6,000 restricted shares were granted with grant-date fair values of $33.38 and $30.00 for 1996 and 1995, respectively.

In 1996, 1995 and 1994, 48,000, 82,500 and 88,500 Common Shares, respectively, were reserved for contingent performance shares. The actual number of performance shares to be issued is contingent upon the Company's total shareholder return, as defined, compared with a competitive peer group of 12 companies within the forest products industry over a three-year period. The grant-date fair values of the 1996, 1995 and 1994 performance shares were $33.38, $30.00 and $28.88, respectively.

Under the Substitute Stock Option Plan, which was implemented during 1994, the Company granted options to acquire 382,434 Rayonier Common Shares in substitution for canceled ITT options. Exercise prices were greater than the market price on the date of grant for 213,640 of these options, while the remaining options had exercise prices less than the market price on the date of grant. The option terms range from 6 to 10 years, and have varying vesting requirements in order to maintain the same economic value to the option holders that they would have had under ITT's stock option plan.

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its stock plans. The compensation cost recognized was $3,737, $2,338 and $311 in 1996, 1995 and 1994, respectively. Under FASB Statement No. 123 "Accounting for Stock Based Compensation", net income (loss) and earnings (loss) per share would have been reduced by $1,008 or $0.03 per share and $522 or $0.02 per share for 1996 and 1995, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1995, and 1994, respectively: dividend yield of 3.1 percent for all years; expected volatility of 22.5 percent for all years; risk-free interest rates of 5.6 percent, 7.9 percent and 6.8 percent; and an expected life of 7.5 years for all years.

A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years then ended is presented below:


                                           1996                         1995                        1994
                                  -----------------------     ------------------------     ------------------------
                                                Weighted                    Weighted                     Weighted
                                  Number        Average        Number        Average        Number        Average
                                    of        Exercisable        of        Exercisable        of        Exercisable
                                  Shares         Price         Shares         Price         Shares         Price
                                 --------       --------      --------       --------      --------       --------
Options outstanding at
  beginning of year               974,614       $  28.64       721,019       $  27.14          --             --
Granted:
  Substitute Stock
    Option Plan                      --             --            --             --         382,434       $  25.29
  1994 Incentive
    Stock Plan                    355,000       $  33.53       346,000       $  30.03       350,000       $  28.89
Exercised                         (39,477)      $  27.79       (72,471)      $  20.02        (9,415)      $  16.57
Canceled                          (21,849)      $  31.38       (19,934)      $  29.72        (2,000)      $  28.88
                                 --------                     --------                     --------
Outstanding at end of year       l,268,288      $  29.99       974,614       $  28.64       721,019       $  27.14
                                 ========                     ========                     ========
Options exercisable at
  year-end                        596,001       $  28.13       264,140       $  25.14       191,465       $  19.97
Weighted-average fair value
  of options granted
  during year                    $   8.39                     $   9.20                     $   9.41

The following table summarizes information about stock options outstanding at December 31, 1996:

                               Options Outstanding
                               -------------------

                                                                      Weighted
     Range             Number      Weighted Average      Options      Average
      of            Outstanding       Remaining        Exercisable    Exercise
Exercise Prices     at 12/3l/96    Contractual Life    at 12/3l/96     Price
---------------     -----------    ----------------    -----------     -----
$16.57 -19.72        100,668            3.9             100,668         $ 18
$28.88 -31.35        819,620            7.5             494,333         $ 30
$33.38 -39.38        348,000            9.0               1,000         $ 34

13.  EMPLOYEE BENEFIT PLANS

Employee benefit plan liabilities are estimated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.

Pension Plans

Rayonier has pension plans covering substantially all of its employees. The cost is borne by Rayonier. Certain plans are subject to union negotiation. Prior to March 1, 1994, Rayonier's salaried employees participated in the ITT Salaried Retirement Plan. The liability associated with employment under the ITT Salaried Retirement Plan was retained by ITT. Effective March 1, 1994, Rayonier established the Rayonier Investment and Savings Plan for Salaried Employees and the Rayonier Salaried Employees Retirement Plan. These plans, as well as health care, life insurance and other employee welfare benefit programs, which represent mirror-image plans to the various ITT welfare benefit programs previously available to salaried employees, are sponsored by Rayonier for the benefit of all active salaried employees as of March 1, 1994. There was no change in the status of the Rayonier benefit plans for hourly paid employees as a result of the spin-off.

The following table sets forth net periodic pension cost of Rayonier plans and total pension expense for the three years ended December 31:

                                             1996        1995        1994
                                           --------    --------    -------
     Defined Benefit Plans
       Service cost                        $  5,136    $  4,022    $ 4,152
       Interest cost                          7,311       6,348      5,666
       Return on assets                     (14,254)    (23,105)    (4,409)
       Net amortization and deferral          6,672      15,463     (2,756)
                                           --------    --------    -------
       Net periodic pension cost of           4,865       2,728      2,653
     Rayonler plans
     Other Pension Cost
       Rayonier portion of ITT Salaried
         Retirement Plan                       --          --          530
       Defined contribution plans             2,326       1,872      1,581
                                           --------    --------    -------
       Total pension expense               $  7,191    $  4,600    $ 4,764
                                           ========    ========    =======

The following table sets forth the funded status of the Rayonier pension plans, the amounts recognized in the balance sheets of the Company at December 31, 1996 and 1995 and the principal weighted average assumptions inherent in their determination:

                                                        1996         1995
                                                      ---------    ---------
     Actuarial Present Value of Benefit Obligations
       Vested benefits                                $  94,878    $  85,300
                                                      =========    =========
       Accumulated benefits                           $ 101,064    $  90,874
                                                      =========    =========
       Projected benefits                             $ 105,899    $  92,386
       Plan assets at fair value                        110,397      101,698
                                                      ---------    ---------
       Plan assets in excess of projected benefits        4,498        9,312
       Unrecognized net gain                             (6,532)      (3,336)
       Unrecognized past service cost                    12,851        7,460
       Unrecognized net assets                           (4,369)      (4,505)
                                                      ---------    ---------
       Prepaid pension asset                          $   6,448    $   8,931
                                                      =========    =========

     Actuarial Assumptions (%)
       Discount rate                                       7.50         7.50
       Rate of return on invested assets                   9.75         9.75
       Salary increase assumption                          5.00         5.00

Postretirement Health and Life

Rayonier provides health care and life insurance benefits for certain employees upon retirement. A reserve of $3,924 was transferred from ITT to Rayonier in 1994 to cover the postretirement benefit obligation for active salaried employees as of March 1, 1994. The Company is not currently funding this obligation; however, it may fund some portions in the future if it can be accomplished on a tax-effective basis. The liability for salaried employees retiring prior to March 1, 1994 was retained by ITT.

The following table sets forth postretirement health care and life insurance benefits expense for the three years ended December 31:

                                                  1996       1995      1994
                                                 -------    -------   -------
     Service cost                                $   429    $   598   $   618
     Interest cost                                 1,254      1,847     1,642
     Net amortization and deferral                  (289)       319       448
                                                 -------    -------   -------
     Net periodic expense of Rayonier plans        1,394      2,764     2,708
     Multi-employer plans                            393       --        --
     Rayonier portion of expense for
       ITT plans for salaried employees             --         --         212
                                                 -------    -------   -------
     Total postretirement benefits expense       $ 1,787    $ 2,764   $ 2,920
                                                 =======    =======   =======

The following table sets forth the status of the Rayonier postretirement benefit plans other than pensions, the amounts recognized in the balance sheets of the Company at December 31, 1996 and 1995 and the principal weighted average assumptions inherent in their determination:

                                                        l996        1995
                                                      --------    --------
     Accumulated postretirement benefit               $ 17,915    $ 24,903
     obligation
     Unrecognized net loss                              (9,328)     (8,111)
     Unrecognized prior service cost                     8,482        (173)
                                                      --------    --------
     Liability recognized in the balance sheet        $ 17,069    $ 16,619
                                                      ========    ========

     Actuarial Assumptions (%)
     Discount rate                                        7.50        7.50
     Ultimate health care trend rate                      5.00        5.00

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 9.0 percent for 1996, decreasing ratably to 5.0 percent in the year 2001. Increasing the table of health care trend rates by one percentage point per year would have the effect of increasing the accumulated postretirement benefit obligation by $511 and the annual expense by $46.

14.  COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. As of December 31 1996, minimum rental commitments under operating leases were $6,057, $5,127, $4,689, $4,344 and $9,881 for 1997,
1998,1999, 2000 and 2001, respectively. For the remaining years, such commitments amounted to $5,501, aggregating total minimum lease payments of $35,599. Total rental expense for operating leases amounted to $5,609, $7,373 and $6,068 in 1996, 1995 and 1994, respectively. Additionally, the Company has indirectly guaranteed approximately $26.8 million of debt that is secured by equipment used by its vendors to provide products to the Company.

15.  LEGAL PROCEEDINGS

Rayonier has been named a Potentially Responsible Party (PRP) or is a defendant in actions being brought by a PRP in six proceedings instituted by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or state agencies under comparable state statutes. In two of these proceedings, Rayonier is considered a de minimis participant. In each of the other proceedings, the Company is not a de minimis participant because of the limited number of PRPs. Rayonier has established reserves of $4.5 million for its estimated liability in all of these proceedings.

On November 19, 1994, Rayonier's wholly-owned subsidiary, Southern Wood Piedmont Company (SWP) was named one of six PRPs in the Tennessee Products Site CERCLA action. SWP was included in the action because of coal tar derivative deposits found in Chattanooga Creek, which is included as part of the Tennessee Products Site. Counsel for the Company believe that the site is geographically divisible and that SWP is not responsible for any clean-up costs upstream of its former plant site. Consequently, it is not yet clear what, if any, remediation will be required of SWP.

SWP is an intervenor in an action brought in the U.S. District Court for the Western District of Louisiana by the EPA against Marine Shale Processors, Inc.
(MSP). SWP had shipped over 170,000 tons of materials containing hazardous waste for thermal processing by MSP. A jury verdict in SWP's favor helped to limit SWP's potential liability for material sent to MSP under CERCLA. However, this verdict was vacated by the United States Court of Appeals for the Fifth Circuit on April 18, 1996 and remanded for a new trial. SWP has filed two motions for summary judgment. Counsel for SWP believes that the motions have merit and could lead to a favorable result in the litigation or a settlement.

There are various other lawsuits pending against or affecting Rayonier and its subsidiaries, some of which involve claims for substantial sums. Rayonier's ultimate liability with respect to all pending actions is not expected to materially impact its consolidated financial position or results of operations.

16.  ENVIRONMENTAL MATTERS

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal that, in the opinion of management, will require substantial expenditures over the next ten years. Federal environmental regulations governing air and water discharges that were first proposed in 1993 would require further expenditures by the Company and, if finally enacted In their proposed form, would prevent the Company from meeting certain product quality specifications for substantially all of its chemical cellulose products, and would increase the cost of making its remaining pulp products. Sales of chemical cellulose products for the Company's Jesup and Fernandina mills accounted for approximately 28 percent of 1996 sales. However, in July 1996, the EPA announced that it anticipates that technologies other than those which formed the basis of the proposed water regulations will be used to establish the final regulations for dissolving pulp mills. The agency said that it would await the results of studies being undertaken by the Company and other manufacturers of chemical cellulose before proposing final regulations. While the proposed regulations would have a material adverse effect on operations if not changed, it will not be possible for Rayonier to make a final determination of the nature or costs of such effect until the regulations are issued in final form.

Over the past six years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl and the marbled murrelet as a threatened species under the Endangered Species Act (ESA). These restrictions have caused Rayonier to restructure and reschedule some of its harvest plans. In May of 1996, the Washington Forest Practices Board adopted a permanent rule for the protection of the northern spotted owl which included increased regulation within a "Special Emphasis Area" (SEA) on a portion of the Company's lands on the Olympic Peninsula As a result of Rayonier's efforts in working cooperatively with the Washington state Department of Fish and Wildlife, approximately half of Rayonier's lands originally slated for inclusion in the SEA were placed in a separate area covered by a voluntary Wildlife Plan. Management of the Company believes this voluntary Wildlife Plan will allow more flexibility in planning and conducting timber harvest activities, while at the same time providing more and better habitat for the northern spotted owl over the long term than the regulatory regime of the SEA would have done. The Washington state northern spotted owl rule is not expected to have a significant impact on the overall harvest activities of the Company. The U.S. Fish and Wildlife Service is also in the process of developing a proposed under the ESA to redefine protective measures for the northern spotted owl on private lands. It now appears likely that this rule, if adopted, will not differ substantially from the Washington state rule in its impacts on the Company's lands. The Washington state Forest Practices Board is also in the process of adopting a rule for the protection of the marbled murrelet. Rayonier is unable at this time to predict the form in which this rule will finally be adopted or the extent of the impact on its operations.

17.  SEGMENT INFORMATION

Please refer to "Item 7 - Segment Information" where information regarding business segment sales and operating income is provided. Additional segment information for the three years ended December 31 is as follows (millions of dollars);

                                                                  Depreciation,
                         Gross Plant Additions             Depletion and Amortization             Identifiable Assets
                     ------------------------------      ------------------------------      ------------------------------
                      1996        1995        1994        1996        1995        1994        1996        1995        1994
                     ------      ------      ------      ------      ------      ------      ------      ------      ------
Timber and
  Wood Products      $  109      $   72      $   42      $   28      $   26      $   25      $  797      $  737      $  685
Specialty Pulp           71          65          55          60          59          55         703         708         656
Products
Corporate and             1           3           1        --             1           1          49          49          37
other
Dispositions              6           3           3           9          10           9          49         154         146
                     ------      ------      ------      ------      ------      ------      ------      ------      ------
Total                $  187      $  143      $  101      $   97      $   96      $   90      $1,598      $1,648      $1,524
                     ======      ======      ======      ======      ======      ======      ======      ======      ======

Custodial capital spending was $83 million, $72 million and $67 million in 1996, 1995 and 1994, respectively. Custodial capital spending is defined as capital expenditures to maintain current earnings level over the cycle, keep facilities and equipment in safe and reliable condition, and in compliance with regulatory requirements.

Geographical Operating Information -- All Segments (millions of dollars)

                                Sales                           Operating Income                   Identifiable Assets
                   ------------------------------      --------------------------------       ------------------------------
                    1996        1995        1994        1996         1995         1994         1996        1995        1994
                   ------      ------      ------      ------       ------       ------       ------      ------      ------
United States      $1,059      $1,126      $  945      $   32       $  222       $  160       $1,275      $1,393      $1,291
New Zealand            96         106          98           5           13           12          301         237         222
All other              23          28          26          (3)          (1)          (3)          22          18          11
                   ------      ------      ------      ------       ------       ------       ------      ------      ------
Total              $1,178      $1,260      $1,069      $   34       $  234       $  169       $1,598      $1,648      $1,524
                   ======      ======      ======      ======       ======       ======       ======      ======      ======

Export Sales --All Segments (millions of dollars)

Sales of products produced in various countries for export to other countries consisted of the following:

Operating              Sales
Location            Destination         1996        %       1995        %       1994        %
--------            -----------         ----      ----      ----      ----      ----      ----
United States       Asia Pacific        $327        54      $368        53      $266        51
                    Western Europe       138        23       146        21       108        21
                    All other             78        12       102        15        68        13
                                        ----      ----      ----      ----      ----      ----
                                         543        89       616        89       442        85
                                        ----      ----      ----      ----      ----      ----

New Zealand         Asia Pacific          47         8        61         9        54        10
                    United States          4        --         3        --         7         2
                                        ----      ----      ----      ----      ----      ----
                                          51         8        64         9        61        12

All other           Primarily Asia
                    Pacific               13         3        14         2        20         3
                                        ----      ----      ----      ----      ----      ----

Total                                   $607       100      $694       100      $523       100
                                        ====      ====      ====      ====      ====      ====

18.  NEW ZEALAND - RELATED FOREIGN CURRENCY EXPOSURE AND RISK MANAGEMENT

A significant portion of the revenue from Rayonier's New Zealand operations is in U.S. dollars or significantly affected by the New Zealand dollar/U.S. dollar exchange rate. However, most of its cash operating costs are incurred in New Zealand dollars with New Zealand dollar expenses exceeding New Zealand dollar revenues. During 1996 and 1995, Rayonier entered into forward exchange contracts to help mitigate the adverse impact of foreign currency fluctuations on the Company's New Zealand net currency exposure. Rayonier's forward contracts are intended to cover anticipated operating needs and therefore do not "hedge" firm contracts or commitments in accordance with Statement of Financial Accounting Standards No. 52. As a result, the gains and losses on these contracts are included in income based on mark to market values at reporting dates. In 1996, the maximum foreign currency contracts outstanding at any point in time totaled $77,103. At December 31, 1996, the Company held foreign currency contracts maturing through June 1997 totaling $19,627.

The following summarizes the contribution to Rayonier's earnings from New Zealand operations after consideration of foreign exchange effects (millions of dollars):

                                                  1996       1995       1994
                                                  ----       ----       ----
     Operating income on a 1994
       exchange rate basis                        $ 10       $ 16       $ 12
     Effect of exchange rate changes                (5)        (3)        --
                                                  ----       ----       ----
     Operating income as reported                    5         13         12
     Gain from foreign exchange contracts            6          1         --
                                                  ----       ----       ----
     Contribution from New Zealand
       operations                                 $ 11       $ 14       $ 12
                                                  ====       ====       ====

The Company believes that it has been able to mitigate most of the effect of exchange rate fluctuations of the New Zealand dollar through risk management activities, thereby normalizing the contribution of its New Zealand operations toward what it would have been without exchange rate movements. The Company plans to continue this program but will continue to limit its mark to market exposure so as not to have a material effect on EPS if exchange rates move rapidly.

19.  QUARTERLY RESULTS FOR 1996 AND 1995 (UNAUDITED)
     (thousands of dollars, except per share amounts)

                                                                                                     Total
                                                           Quarter Ended                              Year
                                       ------------------------------------------------------      -----------
                                       March 31        June 30       Sept. 30        Dec. 31
                                       ---------      ---------      ---------      ---------
1996
----
Sales                                  $ 293,980      $ 296,667      $ 285,104      $ 302,289      $ 1,178,040

Operating income (loss)                $  59,892      $  32,949      $  31,049      $(89,973)a     $    33,917

Net income (loss)                      $  31,477      $  15,404      $  15,568      $(160,848)b    $   (98,339)

Earnings (loss) per  Common Share      $    1.05      $     .51      $     .52       $(5.36)b      $     (3.28)

1995
----
Sales                                  $ 285,832      $ 313,564      $ 333,913      $ 327,183      $ 1,260,492

Operating income                       $  54,844      $  53,691      $  61,357      $  63,785      $   233,677

Net income                             $  25,149      $  26,338      $  57,038c     $  33,823      $   142,348

Earnings per Common Share              $     .84      $     .88      $    1.90c     $    1.13      $      4.75


a Includes a pretax charge of $125 million for dispositions, primarily for the planned closure of the Port Angeles pulp mill. See Note 6.

b Includes a charge of $79 million after-tax, or $2.63 per share primarily for the planned closure of the Port Angeles pulp mill and a charge of $98 million after-tax, or $3.28 per share to implement AICPA Statement of Position 96-1 related to future environmental monitoring costs. See Note 6.

c Includes a non-recurring pretax gain of $35 million, $24 million after-tax, or $0.80 per share. See Note 7.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RAYONIER INC.

                                   By   KENNETH P. JANETTE
                                        ----------------------------------------
                                        Kenneth P. Janette
     March 21, 1997                     Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                        TITLE                     DATE
          ---------                        -----                     ----

              *                         Chairman of the
---------------------------------       Board, Chief
       Ronald M. Gross                  Executive Officer
(Principal Executive Officer)           and Director

       GERALD J. POLLACK                Senior Vice               March 21, 1997
---------------------------------       President and Chief
      Gerald J. Pollack                 Financial Officer
(Principal Financial Officer)

      KENNETH P. JANETTE                Vice President and        March 21, 1997
---------------------------------       Corporate Controller
      Kenneth P. Janette
(Principal Accounting Officer)

               *                        President, Chief
---------------------------------       Operating Officer
      Wallace L. Nutter                 and Director

               *                        Director
---------------------------------
       Rand V. Araskog

               *                        Director
---------------------------------
      Donald W. Griffin

               *                        Director
---------------------------------
      Paul G. Kirk, Jr.

               *                        Director
---------------------------------
     Katherine D. Ortega

               *                        Director
---------------------------------
      Burnell R. Roberts

               *                        Director
---------------------------------
        Carl S. Sloane

               *                        Director
---------------------------------
    Nicholas L. Trivisonno

               *                        Director
---------------------------------
       Gordon I. Ulmer


* By GERALD J. POLLACK                                            March 21, 1997
  -------------------------------
      Attorney-In-Fact


                                       A

                                  EXHIBIT INDEX

Exhibit No.                       Description                                                  Location
-----------    -----------------------------------------------------           --------------------------------------------
   2.1         Distribution agreement between ITT Corporation and              Incorporated by reference to Exhibit 2.1 to
               Rayonier Inc.                                                   the Registrant's December 31, 1993 Form 10-K

   3.1         Amended and Restated Articles of Incorporation                  Incorporated by reference to Exhibit 4(a) to
                                                                               the Registrant's Registration Statement on
                                                                               Form S-8 (Registration No. 33-52437)

   3.2         By-Laws                                                         Incorporated by reference to Exhibit 3.2 to
                                                                               the Registrant's December 31, 1995 Form 10-K

   4.1         Indenture dated as of September 1, 1992 between the             Incorporated by reference to Exhibit 4.1 to
               Company and Bankers Trust Company, as Trustee, with             the Registrant's December 31, 1993 Form 10-K
               respect to certain debt securities of the Company

   4.2         First Supplemental Indenture dated as of December 13,           Incorporated by reference to Exhibit 4.2 to
               1993                                                            the Registrant's December 31, 1993 Form 10-K

   4.3         $100 million 364-day Revolving Credit Agreement dated           Incorporated by reference to Exhibit 4.1 to
               as of April 14, 1995 among Rayonier Inc. as Borrower            the Registrant's March 31, 1995 Form 10-Q
               and the banks named therein as Banks, Citibank, N.A.
               as Administrative Agent and Citicorp Securities, Inc.
               and the Toronto-Dominion Bank as Arrangers

   4.4         $200 million Revolving Credit Agreement dated as of             Incorporated by reference to Exhibit 4.2 to
               April 14, 1995 among Rayonier Inc. as Borrower and              the Registrant's March 31, 1995 Form 10-Q
               the banks named therein as Banks, Citibank, N.A. as
               Administrative Agent and Citicorp Securities, Inc.
               and the Toronto-Dominion Bank as Arrangers

   4.5         Amendment No.1, dated as of June 16, 1995 to the $100           Incorporated by reference to Exhibit 4.1 to
               million 364-day Revolving Credit Agreement dated as             the Registrant's June 30, 1996 Form 10-Q
               of April 14, 1995 among Rayonier Inc. as Borrower and
               the banks named therein as Banks, Citibank, N.A. as
               Administrative Agent and Citicorp Securities, Inc.
               and the Toronto-Dominion Bank as Arrangers

   4.6         Amendment No. 2, dated as of April 12, 1996 to the              Incorporated by reference to Exhibit 4.2 to
               $100 million 364-day Revolving Credit Agreement dated           the Registrant's June 30, 1996 Form 10-Q
               as of April 14, 1995 among Rayonier Inc. as Borrower
               and the banks named therein as Banks, Citibank, N.A.
               as Administrative Agent and Citicorp Securities, Inc.
               and the Toronto-Dominion Bank as Arrangers


                                       B

                                  EXHIBIT INDEX

Exhibit No.                       Description                                                  Location
-----------    -----------------------------------------------------           --------------------------------------------
   4.7         Amendment No. 1, dated as of June 16, 1995 to the               Incorporated by reference to Exhibit 4.3 to
               $200 million Revolving Credit Agreement dated as of             the Registrant's June 30, 1996 Form 10-Q
               April 14, 1995 among Rayonier Inc. as Borrower and
               the banks named therein as Banks, Citibank, N.A. as
               Administrative Agent and Citicorp Securities, Inc.
               and the Toronto-Dominion Bank as Arrangers

   4.8         Amendment No. 2, dated as of April 12, 1996 to the              Incorporated by reference to Exhibit 4.4 to
               $200 million Revolving Credit Agreement dated as of             the Registrant's June 30, 1996 Form 10-Q
               April 14, 1995 among Rayonier Inc. as Borrower and
               the banks named therein as Banks, Citibank, N.A. as
               Administrative Agent and Citicorp Securities, Inc.
               and the Toronto-Dominion Bank as Arrangers

   4.9         Other instruments defining the rights of security               Not required to be filed.  The Registrant
               holders, including indentures                                   hereby agrees to file with the Commission a
                                                                               copy of any other instrument defining the
                                                                               rights of holders of the Registrant's
                                                                               long-term debt upon request of the Commission

    9          Voting trust agreement                                          None

   10.1        Administrative Services Agreement between ITT                   Incorporated by reference to Exhibit 10.1 to
               Corporation and Rayonier Inc.                                   the Registrant's December 31, 1993 Form 10-K

   10.2        Employee Benefits Agreement between ITT Corporation             Incorporated by reference to Exhibit 10.2 to
               and Rayonier Inc.                                               the Registrant's December 31, 1993 Form 10-K

   10.3        Tax Allocation Agreement between ITT Corporation and            Incorporated by reference to Exhibit 10.3 to
               Rayonier Inc.                                                   the Registrant's December 31, 1993 Form 10-K

   10.4        Canadian Assets Purchase Agreement between ITT                  Incorporated by reference to Exhibit 10.4 to
               Corporation and Rayonier Inc.                                   the Registrant's December 31, 1993 Form 10-K

   10.5        Rayonier 1994 Incentive Stock Plan                              Incorporated by reference to Exhibit 4(c) to
                                                                               the Registrant's Registration Statement on
                                                                               Form S-8 (File No. 33-52445)


                                       C

                                  EXHIBIT INDEX

Exhibit No.                       Description                                                  Location
-----------    -----------------------------------------------------           --------------------------------------------
   10.6        Rayonier Senior Executive Severance Pay Plan                    Incorporated by reference to Exhibit 10.6 to
                                                                               the Registrant's Registration Statement on
                                                                               Form 8-A dated December 15, 1993 (the Form 8-A)

   10.7        Rayonier Investment and Savings Plan for Salaried               Incorporated by reference to Exhibit 4(c) to
               Employees                                                       the Registrant's Registration Statement on
                                                                               Form S-8 (File No. 33-52437)

   10.8        Supplement to Rayonier Investment and Savings Plan              Incorporated by reference to Exhibit 4.6 to
               for Salaried Employees including the First, Second,             the Registrant's Registration Statement on
               Third, Fourth and Fifth Amendments to the Rayonier              Form S-8 (File No. 33-65291)
               Investment and Savings Plan for Salaried Employees

   10.9        Rayonier Salaried Employees Retirement Plan                     Incorporated by reference to Exhibit 10.8 to
                                                                               the Form 8-A

  10.10        Form of Indemnification Agreement between Rayonier              Incorporated by reference to Exhibit 10.9 to
               Inc. and its Directors and Officers                             the Registrant's December 31, 1993 Form 10-K

  10.11        Rayonier Inc. Excess Benefit Plan                               Incorporated by reference to Exhibit 10.10 to
                                                                               the Registrant's December 31, 1993 Form 10-K

  10.12        Rayonier Inc. Excess Savings and Deferred                       Incorporated by reference to Exhibit 10.12 to
               Compensation Plan                                               the Registrant's December 31, 1995 Form 10-K

  10.13        First Amendment to the Rayonier Inc. Excess                     Filed herewith
               Savings and Deferred Compensation Plan

  10.14        Form of Rayonier Inc. Excess Savings and Deferred               Incorporated by reference to Exhibit 10.13 to
               Compensation Plan Agreements                                    the Registrant's December 31, 1995 Form 10-K

  10.15        Form of Indemnification Agreement between Registrant            Incorporated by reference to Exhibit 10.1 to
               and directors of Rayonier Forest Resources Company,             the Registrant's March 31, 1994 Form 10-Q
               its wholly owned subsidiary which is Managing General
               Partner of Rayonier Timberlands, L.P., who are not
               also directors of Registrant

  10.16        Description of Rayonier 1994 Incentive Stock Plan               Incorporated by reference to Exhibit 10.1 to
               Contingent Performance Share Awards                             the Registrant's June 30, 1994 Form 10-Q

  10.17        Form of Rayonier 1994 Incentive Stock Plan Contingent           Incorporated by reference to Exhibit 10.1 to
               Performance Share Award Agreement                               the Registrant's June 30, 1994 Form 10-Q


                                       D

                                  EXHIBIT INDEX

Exhibit No.                       Description                                                  Location
-----------    -----------------------------------------------------           --------------------------------------------
  10.18        Form of Rayonier 1994 Incentive Stock Plan Restricted           Incorporated by reference to Exhibit 10.17 to
               Share Award Agreement                                           the Registrant's December 31, 1995 Form 10-K

  10.19        Form of Rayonier 1994 Incentive Stock Non-qualified             Incorporated by reference to Exhibit 10.18 to
               Stock Option Award Agreement                                    the Registrant's December 31, 1995 Form 10-K

  10.20        Rayonier Substitute Stock Option Plan                           Incorporated by reference to Exhibit 4(c) to
                                                                               the Registrant's Registration Statement on
                                                                               Form S-8 (File No. 33-52891)

  10.21        Form of Rayonier Substitute Stock Option Award                  Incorporated by reference to Exhibit 10.20 to
               Agreements                                                      the Registrant's December 31, 1995 Form 10-K

  10.22        Split-Dollar Life Insurance Agreement dated June 22,            Incorporated by reference to Exhibit 10.2 to
               1994 between Rayonier Inc. and Ronald M. Gross                  the Registrant's June 30, 1994 Form 10-Q

  10.23        Deferred Compensation /Supplemental Retirement                  Incorporated by reference to Exhibit 10.3 to
               Agreement dated June 28, 1994 between Rayonier Inc.             the Registrant's June 30, 1994 Form 10-Q
               and Ronald M. Gross

  10.24        Other material contracts                                        None

    11         Statement re computation of per share earnings                  Not required to be filed

    12         Statements re computation of ratios                             Filed herewith

    13         Annual report to security holders, Form 10-Q or                 Not applicable
               quarterly report to security holders

    16         Letter re change in certifying accountant                       Not applicable

    18         Letter re change in accounting principles                       Not applicable

    21         Subsidiaries of the Registrant                                  Incorporated by reference to Exhibit 21 to the
                                                                               Registrant's December 31, 1993 Form 10-K

    22         Published report regarding matters submitted to vote            None
               of security holders

    23         Consents of experts and counsel                                 Filed herewith

    24         Powers of attorney                                              Filed herewith

    27         Financial data schedule                                         Filed herewith


                                        E

                                  EXHIBIT INDEX

Exhibit No.                       Description                                                  Location
-----------    -----------------------------------------------------           --------------------------------------------
    28         Information from reports furnished to state insurance           Not applicable
               regulatory authorities

    99         Additional exhibits                                             None


                                        F