Form 10-Q
period 1997-03-31
RAYONIER INC
filed 1997-05-15
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

         YES (X) NO ( )


         As of May 5, 1997, there were 28,959,528 Common Shares of the Registrant outstanding.
                                   ----------

                                  RAYONIER INC.

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
       PART I.      FINANCIAL INFORMATION

       Item l.      Financial Statements

                    Statements of Consolidated Income for the
                    Three Months Ended March 31, 1997 and 1996                   1

                    Consolidated Balance Sheets as of March 31, 1997
                    and December 3l, 1996                                        2

                    Statements of Consolidated Cash Flows for the
                    Three Months Ended March 31, 1997 and 1996                   3

       Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results of Operations             4-6

       Item 3.      Selected Operating Data                                      7




       PART II.     OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K                             8

                    Signature                                                    8

                    Exhibit Index                                                9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (Rayonier or the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. Certain reclassifications have been made to the prior year's financial statements to conform to current year presentation. For a full description of accounting policies, please refer to Notes to Consolidated Financial Statements in the l996 Annual Report on Form l0-K.


                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                     Three Months
                                                    Ended March 31,
                                                    ---------------
                                               1997              1996
                                           ------------      ------------
SALES                                      $    260,138      $    293,980
                                           ------------      ------------

Costs and expenses

    Cost of sales                               209,781           225,674

    Selling and general expenses                 10,505             8,843

    Other operating income, net                    (621)             (429)
                                           ------------      ------------

                                                219,665           234,088
                                           ------------      ------------

OPERATING INCOME                                 40,473            59,892

Interest expense                                 (5,856)           (7,146)

Interest and miscellaneous income, net              397             1,488

Minority interest                                (8,079)           (8,988)
                                           ------------      ------------

Income before income taxes                       26,935            45,246

Provision for income taxes                       (8,539)          (13,769)
                                           ------------      ------------


NET INCOME                                 $     18,396      $     31,477
                                           ============      ============

NET INCOME PER COMMON SHARE                $       0.62      $       1.05
                                           ============      ============

Weighted average Common Shares
    outstanding                              29,721,186        30,089,060
                                           ============      ============

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                         March 31,    December 31,
                                                                           1997           1996
                                                                         ---------    ------------
CURRENT ASSETS
     Cash and short-term investments                                   $    2,878     $    3,432
     Accounts receivable, less allowance for doubtful
         accounts of $4,739 and $4,674                                    112,953        123,435
     Inventories
         Finished goods                                                    78,450         68,441
         Work in process                                                   22,749         20,128
         Raw materials                                                     36,495         39,650
         Manufacturing and maintenance supplies                            25,738         26,695
                                                                       ----------     ----------
              Total inventories                                           163,432        154,914

     Timber stumpage purchases                                             24,212         31,416
     Other current assets                                                  18,663         13,223
     Deferred income taxes                                                 21,900         23,168
                                                                       ----------     ----------
         Total current assets                                             344,038        349,588

OTHER ASSETS                                                               49,772         50,026

TIMBER STUMPAGE PURCHASES                                                  22,108         23,341

TIMBER, TIMBERLANDS AND LOGGING ROADS,
     NET OF DEPLETION AND AMORTIZATION                                    494,806        490,298

PROPERTY, PLANT AND EQUIPMENT
     Land, buildings, machinery and equipment                           1,219,239      1,190,786
     Less - accumulated depreciation                                      524,447        506,308
                                                                       ----------     ----------
                                                                          694,792        684,478
                                                                       ----------     ----------
                                                                       $1,605,516     $1,597,731
                                                                       ==========     ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $   68,287     $   87,609
     Bank loans and current maturities                                      3,128          2,243
     Accrued taxes                                                         13,069         11,497
     Accrued payroll and benefits                                          10,327         18,340
     Accrued interest                                                       8,110          5,154
     Other current liabilities                                             49,261         55,976
     Current reserves for dispositions and discontinued operations         41,120         40,003
                                                                       ----------     ----------
         Total current liabilities                                        193,302        220,822

DEFERRED INCOME TAXES                                                      96,550         89,484

LONG-TERM DEBT                                                            461,367        430,667

NON-CURRENT RESERVES FOR DISPOSITIONS
     AND DISCONTINUED OPERATIONS                                          179,870        183,975

OTHER NON-CURRENT LIABILITIES                                              30,701         30,529

MINORITY INTEREST                                                          18,341         18,864

SHAREHOLDERS' EQUITY

     Common Shares, 60,000,000 shares authorized, 29,128,823
         and 29,282,455 shares issued and outstanding                     138,048        145,679
     Retained earnings                                                    487,337        477,711
                                                                       ----------     ----------
                                                                          625,385        623,390
                                                                       ----------     ----------
                                                                       $1,605,516     $1,597,731
                                                                       ==========     ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                    Three Months
                                                                   Ended March 31,
                                                                   ---------------
                                                                 1997          1996
                                                               --------      --------
OPERATING ACTIVITIES
Net income                                                     $ 18,396      $ 31,477
Non-cash items included in income
     Depreciation, depletion and amortization                    24,800        24,136
     Deferred income taxes                                        7,239         1,617
Increase in other non-current liabilities                           172         1,234
Change in accounts receivable, inventories
     and accounts payable                                       (17,358)      (26,960)
Decrease in current timber stumpage purchases                     7,204         6,744
Increase in other current assets                                 (5,440)       (7,191)
(Decrease) increase in accrued liabilities                      (10,200)        4,485
Reduction in reserves for dispositions                               --        (1,250)
                                                               --------      --------
     CASH FROM OPERATING ACTIVITIES                              24,813        34,292
                                                               ========      ========


INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
     of $612 and $543                                           (39,622)      (30,160)
Expenditures for dispositions and discontinued operations,
     net of tax benefits of $1,095 and $321                      (1,893)         (558)
Change in timber stumpage purchases and other assets              1,487           876
                                                               --------      --------
     CASH USED FOR INVESTING ACTIVITIES                         (40,028)      (29,842)
                                                               ========      ========


FINANCING ACTIVITIES

Issuance of debt                                                 31,734           700
Repayments of debt                                                 (149)       (1,348)
Dividends paid                                                   (8,770)       (8,600)
Repurchase of Common Shares                                      (8,167)       (2,678)
Issuance of Common Shares                                           536           398
(Decrease) increase in minority interest                           (523)        1,752
                                                               --------      --------
     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            14,661        (9,776)
                                                               ========      ========


CASH AND SHORT-TERM INVESTMENTS

Decrease in cash and short-term
     investments during the period                                 (554)       (5,326)
Balance, beginning of period                                      3,432        10,932
                                                               --------      --------
Balance, end of period                                         $  2,878      $  5,606
                                                               ========      ========


Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
     Interest                                                  $  4,228      $  4,830
                                                               ========      ========
     Income taxes, net of refunds                              $    (52)     $   (898)
                                                               ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales and operating income of Rayonier's business segments for the three months ended March 31, 1997 and 1996 were as follows (thousands of dollars):

                                                Three Months
                                               Ended March 31,
                                               ---------------
                                           1997           1996
                                        ---------      ---------
SALES

TIMBER AND WOOD PRODUCTS

Log trading and merchandising           $  56,737      $  65,760
Timberlands management and stumpage        49,514         58,124
Wood products                              29,663         20,638
Intrasegment eliminations                  (6,287)       (11,472)
                                        ---------      ---------
     Total Timber and Wood Products       129,627        133,050
                                        ---------      ---------


SPECIALTY PULP PRODUCTS

Chemical cellulose                         80,216         75,617
Fluff and specialty paper pulps            43,194         56,038
                                        ---------      ---------
     Total Specialty Pulp Products        123,410        131,655
                                        ---------      ---------

Intersegment eliminations                    (625)        (1,596)
                                        ---------      ---------
     Total before dispositions            252,412        263,109

Dispositions                                7,726         30,871
                                        ---------      ---------

     Total sales                        $ 260,138      $ 293,980
                                        =========      =========


OPERATING INCOME

Timber and Wood Products                $  33,647      $  37,183
Specialty Pulp Products                    12,387         25,566
Corporate and other                        (4,144)        (2,496)
Intersegment eliminations                     112             65
                                        ---------      ---------
     Total before dispositions             42,002         60,318
Dispositions                               (1,529)          (426)
                                        ---------      ---------

     Total operating income             $  40,473      $  59,892
                                        =========      =========


RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales of $260 million for the first quarter of 1997 were $34 million or 12 percent lower than the first quarter of 1996 due to the closure of the Port Angeles, WA pulp mill on February 28, 1997 and lower pulp prices. Operating income of $40 million was $19 million or 32 percent less than last year's first quarter as a result of the lower pulp pricing and weaker Asian log markets.

Timber and Wood Products

Timber and Wood Products' sales in the first quarter were $130 million compared to $133 million for the same period of 1996. Operating income for the quarter of $34 million decreased $4 million from the prior year, reflecting lower stumpage pricing partially offset by stronger lumber prices and volumes.

Log trading and merchandising sales of $57 million declined $9 million or 14 percent from the 1996 first quarter. The decrease in sales was due to lower New Zealand export log volumes, resulting from continued weakness in Asian wood markets. In North America, both selling prices and volume declined from 1996 resulting in reduced margins.

Timberlands management and stumpage sales and operating income were below last year's first quarter as a result of lower stumpage prices in the U.S. Northwest. In the U.S. Southeast, weak demand from pulp and paper producers resulted in a decline in pine pulpwood prices, which was partially offset by increased harvest activity for chip'n saw and sawlog timber, driven by a strong lumber market.

Wood products showed continued improvement due to increased capacity and productivity along with higher lumber prices resulting from a strong housing market.

Specialty Pulp Products

Sales of Specialty Pulp Products (from the Company's ongoing Jesup and Fernandina mills) were $123 million for the quarter compared to $132 million for the prior year's first quarter, and operating income declined $13 million to $12 million. Results were below the prior year when fluff pulp and chemical cellulose prices were starting to decline from their cyclical peaks. Pulp sales volumes and product mix strengthened. Production costs continued to improve due to lower chemical and other costs, declining $25 per ton from first quarter 1996.

Dispositions

Dispositions reflect results of the Company's Port Angeles mill (whose disposition was announced in October 1996) which were unfavorable to last year's first quarter due to lower pulp volumes and prices.

OTHER INCOME / EXPENSE

Interest expense was $6 million for the first quarter of 1997, $1 million favorable to 1996, reflecting lower interest rates and higher capitalized interest in connection with the Company's New Zealand MDF facility currently under construction.

Interest and miscellaneous income, net declined $1 million from the prior year which included mark-to-market gains on forward exchange contracts. The Company uses these forward contracts to mitigate the impact of New Zealand/U.S dollar exchange rate fluctuations on New Zealand operating expenses.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP) was slightly below that of the prior year period, reflecting lower Northwest U.S. stumpage prices. The minority participation in the earnings of RTLP will change from approximately 24 percent to approximately 1 percent effective January 1, 2001.

NET INCOME

Net income for the first quarter was $18 million or $0.62 per Common Share, compared to $31 million or $1.05 per Common Share in 1996.

OTHER ITEMS

In April the Company announced that a strategic assessment of its specialty pulp business had been completed. The Company indicated that the comprehensive study, performed with the assistance of a leading consulting firm, confirmed that existing strategies were sound and that it is taking appropriate steps to increase the pulp business' contribution to shareholder value. The report also reaffirmed that the closure of the Port Angeles pulp mill would significantly strengthen the competitiveness and long-term value of both the Jesup, GA and Fernandina Beach, FL mills. The Company indicated that actions are already underway to implement several significant cost-reduction opportunities that were identified. The study also indicated that Rayonier's excellence in technical research provides a competitive advantage and it helped clarify the relative priorities of several product development and quality enhancement programs designed to further strengthen the Company's market position. In addition, the study concluded that the balance and flexibility of Rayonier's specialty pulp product mix - producing both chemical cellulose and fluff pulps - provide the greatest opportunity to maximize value.

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share
(EPS), which establishes standards for computing and presenting EPS, is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 does not permit early application of its provisions. The statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. The Company's pro forma basic EPS determined in accordance with SFAS No. 128 was $0.63 and $1.06 for the three months ended March 31, 1997 and 1996, respectively. Pro forma diluted EPS would be unchanged from the reported income per Common share.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $25 million in the first quarter of 1997 decreased $9 million from 1996 as a result of lower earnings and an increase in working capital. EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) for the first quarter of 1997 was $58 million compared to $77 million for the same period of 1996. Cash from operating activities together with an increase in debt of $32 million financed capital expenditures of $40 million, dividends of $9 million and the repurchase of Common Shares of $8 million. In connection with the previously announced one-year increase in the Company's share repurchase program to $50 million for 1997, the Company repurchased 214,000 shares during the first quarter at an average cost of $38.16 for $8 million. Over the same period of 1996, the Company purchased 76,100 shares at an average cost of $35.19 per share for $3 million. First quarter ending debt was $464 million and the debt-to-capital-ratio was 42.6 percent compared to 41.0 percent at December 31, 1996.

The Company has unsecured credit facilities totaling $300 million, which are used for direct borrowings and as support for $135 million of outstanding commercial paper. As of March 31, 1997, the Company had $165 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $141 million of new public debt securities. The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

ITEM 3.  SELECTED OPERATING DATA

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                               1997         1996
                                                             --------     --------
TIMBER AND WOOD PRODUCTS

     Log sales
         North America - million board feet                       45           51
         New Zealand - thousand cubic meters                     237          370
         Other - thousand cubic meters                           133           34

     Timber sales
         Northwest U.S. - million board feet                      59           61
         Southeast U.S. - thousand short green tons              610          570
         New Zealand - thousand cubic meters                     211          257

     Lumber sold - million board feet                             74           61

     Intercompany sales
         Logs - million board feet                                 1            2
         Northwest U.S. timber stumpage
              - million board feet                                 6            9
         Southeast U.S. timber stumpage
              - thousand short green tons                         25           48
         New Zealand, thousand cubic meters                      130          198

SPECIALTY PULP PRODUCTS

     Pulp sales (a)
         Chemical cellulose sales - thousand metric tons          89           79
         Fluff and specialty paper pulp sales - thousand
              metric tons                                         81           79

     Production as a percent of capacity                        97.9%        99.3%


SELECTED SUPPLEMENTAL INFORMATION (thousands of dollars)

     New Zealand - Sales                                     $17,151      $25,296
                                                             =======      =======

     New Zealand - Operating Income                          $   211      $ 1,420
                                                             =======      =======



(a)  Excludes Port Angeles statistics reflected below:
         Chemical cellulose sales - thousand metric tons           9           32
         Fluff and specialty paper pulp sales - thousand
              metric tons                                          4            3

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


                                           RAYONIER INC.  (Registrant)
                                           ---------------------------

                                           BY   KENNETH P. JANETTE
                                                ------------------
                                                 Kenneth P. Janette
                                                 Vice President and Corporate
                                                 Controller
         May 12, 1997                            (Chief Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


     EXHIBIT NO.                  DESCRIPTION                                        LOCATION
     -----------                  -----------                                        --------

         2           Plan of acquisition, reorganization,                              None
                     arrangement, liquidation or succession

         3.1         Amended and restated articles of incorporation                    No amendments

         3.2         By-laws                                                           No amendments


         4.1         Amended and Restated Revolving Credit Agreement                   Filed herewith
                     dated as of April 11, 1997, for the $200 million
                     Revolving Credit Agreement dated as of April 14, 1995
                     as amended as of June 16, 1995 and as of April 12, 1996
                     among Rayonier Inc. as Borrower and the banks named
                     therein as Banks, Citibank, N.A. as Administrative Agent
                     and Citicorp Securities, Inc. and the Toronto-Dominion
                     Bank as Arrangers

         4.2         Other instruments defining the rights of security holders,        Not required to be filed.  The
                     including indentures                                              Registrant hereby agrees to file
                                                                                       with the Commission a copy of
                                                                                       any instrument defining the rights
                                                                                       of holders of the Registrant's
                                                                                       long-term debt upon request of
                                                                                       the Commission.



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