Form 10-Q
period 1997-06-30
RAYONIER INC
filed 1997-08-13
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      (Mark One)


      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

      YES (X) NO ( )


      As of August 5, 1997, there were 28,748,786 Common Shares of the Registrant outstanding.

                                  RAYONIER INC.

                                TABLE OF CONTENTS






                                                                  PAGE
                                                                  ----

         PART I.  FINANCIAL INFORMATION

         Item l.  Financial Statements

                  Statements of Consolidated Income for the
                  Three Months and Six Months
                  Ended June 30, 1997 and 1996                           1

                  Consolidated Balance Sheets as of June 30, 1997
                  and December 3l, 1996                                  2

                  Statements of Consolidated Cash Flows for the
                  Six Months Ended June 30, 1997 and 1996                3

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations       4-6

         Item 3.  Selected Operating Data                                7




         PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders    8

         Item 6.  Exhibits and Reports on Form 8-K                       8

                  Signature                                              8

                  Exhibit Index                                          9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (Rayonier or the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. Certain reclassifications have been made to the prior year's financial statements to conform to current year presentation. For a full description of accounting policies, please refer to Notes to Consolidated Financial Statements in the 1996 Annual Report on Form l0-K.


                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                  Three Months                       Six Months
                                                 Ended June 30,                     Ended June 30,
                                          -----------------------------     -----------------------------
                                              1997             1996             1997             1996
                                          ------------     ------------     ------------     ------------
SALES                                     $    290,073     $    296,667     $    550,211     $    590,647
                                          ------------     ------------     ------------     ------------

Costs and expenses

   Cost of sales                               240,360          254,787          450,141          480,461

   Selling and general expenses                  9,729            9,398           20,234           18,241

   Other operating income, net                  (1,091)            (467)          (1,712)            (896)
                                          ------------     ------------     ------------     ------------

                                               248,998          263,718          468,663          497,806
                                          ------------     ------------     ------------     ------------

OPERATING INCOME                                41,075           32,949           81,548           92,841

Interest expense                                (6,051)          (7,097)         (11,907)         (14,243)

Interest and miscellaneous income, net             557            1,473              954            2,961

Minority interest                               (6,208)          (7,549)         (14,287)         (16,537)
                                          ------------     ------------     ------------     ------------

Income before income taxes                      29,373           19,776           56,308           65,022

Provision for income taxes                      (9,612)          (4,372)         (18,151)         (18,141)
                                          ------------     ------------     ------------     ------------

NET INCOME                                $     19,761     $     15,404     $     38,157     $     46,881
                                          ============     ============     ============     ============

NET INCOME PER COMMON SHARE               $       0.67     $       0.51     $       1.29     $       1.56
                                          ============     ============     ============     ============

Weighted average Common Shares              29,533,646       30,030,479       29,622,271       30,060,476
                                          ============     ============     ============     ============

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                           June 30,          December 31,
                                                                             1997                1996
                                                                          ----------         ------------
CURRENT ASSETS
   Cash and short-term investments                                        $    8,753          $    3,432
   Accounts receivable, less allowance for doubtful
      accounts of $4,804 and $4,674                                          119,615             123,435
   Inventories
      Finished goods                                                          58,469              68,441
      Work in process                                                         20,509              20,128
      Raw materials                                                           32,606              39,650
      Manufacturing and maintenance supplies                                  25,217              26,695
                                                                          ----------          ----------
         Total inventories                                                   136,801             154,914

   Timber stumpage purchases                                                  22,398              31,416
   Other current assets                                                       12,763              13,223
   Deferred income taxes                                                      19,771              23,168
                                                                          ----------          ----------
      Total current assets                                                   320,101             349,588

OTHER ASSETS                                                                  51,179              50,026

TIMBER STUMPAGE PURCHASES                                                     20,982              23,341

TIMBER, TIMBERLANDS AND LOGGING ROADS,
   NET OF DEPLETION AND AMORTIZATION                                         495,041             490,298

PROPERTY, PLANT AND EQUIPMENT
   Land, buildings, machinery and equipment                                1,250,134           1,190,786
   Less - accumulated depreciation                                           541,038             506,308
                                                                          ----------          ----------
                                                                             709,096             684,478
                                                                          ----------          ----------

                                                                          $1,596,399          $1,597,731
                                                                          ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                       $   82,308          $   87,609
   Bank loans and current maturities                                           3,735               2,243
   Accrued taxes                                                              12,320              11,497
   Accrued payroll and benefits                                               13,558              18,340
   Accrued interest                                                            5,751               5,154
   Other current liabilities                                                  46,924              55,976
   Current reserves for dispositions and discontinued operations              27,568              40,003
                                                                          ----------          ----------
      Total current liabilities                                              192,164             220,822

DEFERRED INCOME TAXES                                                        102,687              89,484

LONG-TERM DEBT                                                               448,695             430,667

NON-CURRENT RESERVES FOR DISPOSITIONS
   AND DISCONTINUED OPERATIONS                                               180,886             183,975

OTHER NON-CURRENT LIABILITIES                                                 31,338              30,529

MINORITY INTEREST                                                             18,274              18,864

SHAREHOLDERS' EQUITY

   Common Shares, 60,000,000 shares authorized, 28,789,963
      and 29,282,455 shares issued and outstanding                           123,941             145,679
   Retained earnings                                                         498,414             477,711
                                                                          ----------          ----------
                                                                             622,355             623,390
                                                                          ----------          ----------
                                                                          $1,596,399          $1,597,731
                                                                          ==========          ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                    Six Months
                                                                  Ended June 30,
                                                              ----------------------
                                                                 1997         1996
                                                              ---------     --------
OPERATING ACTIVITIES

Net income                                                    $  38,157     $ 46,881
Non-cash items included in income
   Depreciation, depletion and amortization                      47,572       46,687
   Deferred income taxes                                         10,893        4,024
Increase in other non-current liabilities                           809        1,315
Change in accounts receivable, inventories
   and accounts payable                                          16,632      (10,066)
Decrease in current timber stumpage purchases                     9,018       18,266
Decrease (increase) in other current assets                         460       (7,291)
Decrease in accrued liabilities                                 (12,414)      (2,079)
Reduction in reserves for dispositions                                0       (2,500)
                                                              ---------     --------
   CASH FROM OPERATING ACTIVITIES                               111,127       95,237
                                                              ---------     --------


INVESTING ACTIVITIES

Capital expenditures, net of sales, retirements and
   reclassifications of $240 and $671                           (76,933)     (88,740)
Expenditures for dispositions and discontinued operations,
   net of tax benefits of $5,707 and $612                        (9,817)      (1,069)
Change in timber stumpage purchases and other assets              1,206       (6,057)
                                                              ---------     --------
   CASH USED FOR INVESTING ACTIVITIES                           (85,544)     (95,866)
                                                              ---------     --------


FINANCING ACTIVITIES

Issuance of debt                                                139,682       17,200
Repayments of debt                                             (120,162)      (2,035)
Dividends paid                                                  (17,454)     (17,170)
Repurchase of Common Shares                                     (23,145)      (6,908)
Issuance of Common Shares                                         1,407          852
(Decrease) increase in minority interest                           (590)       2,571
                                                              ---------     --------
   CASH USED FOR FINANCING ACTIVITIES                           (20,262)      (5,490)
                                                              ---------     --------


CASH AND SHORT-TERM INVESTMENTS

Increase (decrease) during the period                             5,321       (6,119)
Balance, beginning of period                                      3,432       10,932
                                                              ---------     --------
Balance, end of period                                        $   8,753     $  4,813
                                                              =========     ========

Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                   $  14,386     $ 15,210
                                                              =========     ========
   Income taxes, net of refunds                               $   3,693     $  6,900
                                                              =========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales and operating income of Rayonier's business segments for the three and six months ended June 30, 1997 and 1996 were as follows (thousands of dollars):

                                             Three Months                 Six Months
                                            Ended June 30,              Ended June 30,
                                       -----------------------     -----------------------
                                          1997          1996          1997          1996
                                       ---------     ---------     ---------     ---------
SALES

TIMBER AND WOOD PRODUCTS

Log trading and merchandising          $  77,573     $  91,598     $ 134,310     $ 157,358
Timberlands management and stumpage       44,145        51,881        93,659       110,005
Wood products                             38,637        27,129        68,300        47,767
Intrasegment eliminations                 (5,631)      (12,480)      (11,918)      (23,952)
                                       ---------     ---------     ---------     ---------
   Total Timber and Wood Products        154,724       158,128       284,351       291,178
                                       ---------     ---------     ---------     ---------


SPECIALTY PULP PRODUCTS

Chemical cellulose                        86,850        81,659       167,066       157,276
Fluff and specialty paper pulps           39,963        41,285        83,157        97,323
                                       ---------     ---------     ---------     ---------
   Total Specialty Pulp Products         126,813       122,944       250,223       254,599
                                       ---------     ---------     ---------     ---------

Intersegment eliminations                   (353)         (816)         (978)       (2,412)
                                       ---------     ---------     ---------     ---------
   Total before dispositions             281,184       280,256       533,596       543,365

Dispositions                               8,889        16,411        16,615        47,282
                                       ---------     ---------     ---------     ---------

   Total sales                         $ 290,073     $ 296,667     $ 550,211     $ 590,647
                                       =========     =========     =========     =========


OPERATING INCOME

Timber and Wood Products               $  35,044     $  32,466     $  68,691     $  69,649
Specialty Pulp Products                    9,024         8,185        21,411        33,751
Corporate and other                       (4,203)       (3,693)       (8,347)       (6,189)
Intersegment eliminations                     39           141           151           206
                                       ---------     ---------     ---------     ---------
   Total before dispositions              39,904        37,099        81,906        97,417
Dispositions                               1,171        (4,150)         (358)       (4,576)
                                       ---------     ---------     ---------     ---------

   Total operating income              $  41,075     $  32,949     $  81,548     $  92,841
                                       =========     =========     =========     =========


RESULTS OF OPERATIONS


SALES AND OPERATING INCOME

Sales of $290 million for the second quarter of 1997 were $7 million lower than the second quarter of 1996 while operating income of $41 million was $8 million or 25 percent higher than the same period last year. The increase in operating income resulted primarily from the absence of losses from the now-closed Port Angeles, WA pulp mill, stronger lumber markets and an improvement in log trading margins. Sales for the six months ended June 30, 1997 of $550 million were $40 million or 7 percent lower than the prior year due to the closure of the Port Angeles pulp mill and lower export log and stumpage prices. Operating income of $82 million for the six month period was $11 million or 12 percent less than the prior year as a result of lower pricing for fluff pulp.

Timber and Wood Products

Timber and Wood Products' sales for the three and six month periods ended June 30, 1997 were slightly below last year's results reflecting lower Northwest U.S. and New Zealand stumpage prices partially offset by stronger lumber prices and volumes. Operating income for the quarter of $35 million was 8 percent higher than the prior year as increased lumber volumes and prices, along with improved log trading margins, offset declines in stumpage prices. Year to date operating income of $69 million was comparable to $70 million for the same period of 1996.

Log trading and merchandising sales declined from 1996 due to lower North American export log prices and lower New Zealand log volumes resulting from weakness in Asian wood markets. Operating income improved slightly from 1996, resulting from more favorable margins.

Timberlands management and stumpage sales and operating income were below last year's results due to lower Northwest U.S. stumpage prices, reflecting the effect of weak export and domestic log markets at the time the related stumpage contracts were initiated. New Zealand stumpage prices for the second quarter and year to date were lower than in the comparable periods of 1996.

Wood products results continued to improve due to increased capacity and productivity along with higher lumber prices and stronger volumes.

Specialty Pulp Products

Sales of Specialty Pulp Products (from the Company's ongoing Jesup and Fernandina mills) were $127 million compared to $123 million for last year's second quarter. Operating income was $9 million, $1 million above the 1996 second quarter as a result of higher volumes and improved production costs. Sales for the first six months of 1997 were $250 million compared to $255 million for the prior period and operating income was $21 million, a decrease of $12 million or 37 percent from 1996. Results were below the prior year primarily due to lower fluff pulp prices partly offset by higher sales volumes and lower production costs.

Dispositions

Dispositions reflect results of the Company's Port Angeles mill, permanently closed in February 1997, with product sales coming from inventory run-off. Improved results over 1996 primarily reflect the absence of operating losses after the mill's closure.

OTHER INCOME / EXPENSE

Interest expense was $12 million for the first six months of 1997, $2 million favorable to 1996, reflecting higher capitalized interest in connection with the Company's New Zealand MDF facility and a lower average debt level.

Interest and miscellaneous income, net declined $2 million from the prior year which had included mark-to-market gains on forward exchange contracts. The Company uses forward contracts to mitigate the impact of New Zealand /U.S. dollar exchange rate fluctuations on New Zealand operating expenses.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP) was $2 million less than the first half of 1996, primarily reflecting lower Northwest U.S. stumpage prices. The minority participation in the earnings of RTLP will change from approximately 24 percent to approximately 1 percent effective January 1, 2001.

The effective tax rate of 32.2 percent for the first half of 1997 is higher than the first half 1996 effective rate of 27.9 percent due to the absence of certain tax benefits recognized in 1996 that pertained to prior years.

NET INCOME

Net income for the second quarter was $20 million or $0.67 per Common Share, an increase of $4 million or $0.16 per Common Share from the 1996 second quarter. Net income for the six months ended June 30, 1997 was $38 million or $1.29 per Common Share, a decrease of $9 million or $0.27 per Common Share from last year's results.

OTHER ITEMS

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share
(EPS), issued in February, 1997 establishes standards for computing and presenting EPS and is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 does not permit early application of its provisions. The statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. The Company's pro forma basic EPS determined in accordance with SFAS No. 128 was $0.68 and $0.52 for the three months ended June 30, 1997 and 1996, respectively, and $1.31 and $1.58 for the six months ended June 30, 1997 and 1996, respectively. Pro forma diluted EPS would be unchanged from the currently reported income per Common share.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $111 million for the first six months of 1997 increased $16 million from 1996 as a result of reduced working capital requirements partially offset by lower earnings. EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) for the first six months of 1997 of $116 million decreased $10 million from the comparable period of 1996. Cash from operating activities helped to finance capital expenditures of $77 million, dividends of $17 million and repurchase of Common Shares for $23 million. In connection with the previously announced one-year increase in the Company's share repurchase program to $50 million for 1997, the Company repurchased 579,100 shares during the first six months at an average cost of $39.97. Over the same period of 1996, the Company purchased 191,700 shares at an average cost of $36.03 per share for $7 million. Second quarter ending debt was $452 million and the debt-to-capital-ratio was 42.1 percent compared to 41.0 percent at December 31, 1996.

During the second quarter of 1997, the Company issued approximately $101 million of securities to an investment bank in the United Kingdom. The proceeds of this financing were used to retire commercial paper and bank loans. Due to anticipated United Kingdom tax law changes that would increase the effective cost of this financing, the Company refinanced those securities in July 1997 with the issuance of additional commercial paper.

The Company has unsecured credit facilities totaling $300 million, which are used for direct borrowings and as support for $50 million of outstanding commercial paper. As of June 30, 1997, the Company had $250 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $141 million of new public debt securities. The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

SAFE HARBOR

Except for the information about past operations and results, the comments in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: competitive products and pricing, as well as fluctuations in demand, particularly for specialty fluff pulps and for export and domestic logs and wood products; the impact of such market factors on the Company's sales in the United States and New Zealand of timber stumpage; production costs for specialty pulps, particularly for raw materials and chemicals; governmental policies and regulations affecting the environment, import and export controls and taxes; and interest rate and currency movements.

ITEM 3.  SELECTED OPERATING DATA

                                                                              Three Months                     Six Months
                                                                             Ended June 30,                  Ended June 30,
                                                                        ------------------------        ------------------------
                                                                          1997            1996            1997            1996
                                                                        --------        --------        --------        --------
TIMBER AND WOOD PRODUCTS

   Log sales
      North America - million board feet                                      75              83             120             134
      New Zealand - thousand cubic meters                                    288             396             525             766
      Other - thousand cubic meters                                           58              21             191              55

   Timber sales
      Northwest U.S. - million board feet                                     49              53             108             114
      Southeast U.S. - thousand short green tons                             534             537           1,144           1,107
      New Zealand - thousand cubic meters                                    288             291             499             548

   Lumber sold - million board feet                                           89              73             163             134

   Intercompany sales
      Logs - million board feet                                                0               2               1               4
      Northwest U.S. timber stumpage
           - million board feet                                                4               4              10              13
      Southeast U.S. timber stumpage
          - thousand short green tons                                         13              28              38              76
      New Zealand - thousand cubic meters                                    141             260             271             458

SPECIALTY PULP PRODUCTS

   Pulp sales (a)
      Chemical cellulose sales - thousand metric tons                        100              84             189             163
      Fluff and specialty paper pulp sales - thousand metric tons             80              86             161             165

   Production as a percentage of capacity                                   98.4%          100.0%           98.6%           99.9%


SELECTED SUPPLEMENTAL INFORMATION (millions of U.S. dollars)

   New Zealand - Sales                                                  $   22.4        $   25.7        $   39.6        $   51.0
                                                                        ========        ========        ========        ========

   New Zealand - Operating Income                                       $    2.2        $    2.0        $    2.4        $    3.4
                                                                        ========        ========        ========        ========

   a)  Excludes Port Angeles statistics reflected below:
      Chemical cellulose sales - thousand metric tons                          9              16              18              48
      Fluff and specialty paper pulp sales - thousand metric tons              1               5               5               8

PART II.  OTHER INFORMATION

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on May 16, 1997. At that meeting, five directors were elected as follows (there were no broker non-votes with respect to the election of directors):

                                                          Votes For    Votes Withheld
                                                         ----------    --------------
      Director of Class II, Term Expires in 1999:
         Carl S. Sloane                                  26,727,964        89,839

      Director of Class III, Term Expires in 2000:
         Rand V. Araskog                                 26,689,548       128,255
         Donald W. Griffin                               26,728,996        88,807
         Wallace L. Nutter                               26,705,593       112,210
         Nicholas L. Trivisonno                          26,729,479        88,324


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


                                     RAYONIER INC.  (Registrant)
                                     ---------------------------

                                     BY  KENNETH P. JANETTE
                                         ------------------
                                         Kenneth P. Janette
                                         Vice President and Corporate Controller
      August 12, 1997                    (Chief Accounting Officer)

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

      10.1           Sixth Amendment to the Rayonier Investment and          Filed herewith
                     Savings Plan for Salaried Employees

      10.2           Other material contracts                                None


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