Form 10-Q
period 1997-09-30
RAYONIER INC
filed 1997-11-13
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      (Mark One)


      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

      YES (X) NO ( )


      As of November 4, 1997, there were 28,470,634 Common Shares of the Registrant outstanding.

                                  RAYONIER INC.

                                TABLE OF CONTENTS






                                                                         PAGE

         PART I.  FINANCIAL INFORMATION

         Item l.  Financial Statements

                  Statements of Consolidated Income for the
                  Three Months and Nine Months
                  Ended September 30, 1997 and 1996                        1

                  Consolidated Balance Sheets as of September 30, 1997
                  and December 3l, 1996                                    2

                  Statements of Consolidated Cash Flows for the
                  Nine Months Ended September 30, 1997 and 1996            3

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations         4-6

         Item 3.  Selected Operating Data                                  7




         PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        8

         Item 6.  Exhibits and Reports on Form 8-K                         8

                  Signature                                                8

                  Exhibit Index                                            9

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


                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                               Three Months                       Nine Months
                                                            Ended September 30,               Ended September 30,
                                                       -----------------------------     -----------------------------
                                                           1997             1996             1997             1996
                                                       ------------     ------------     ------------     ------------
   SALES                                               $    266,853     $    285,104     $    817,064     $    875,751
                                                       ------------     ------------     ------------     ------------

   Costs and expenses

      Cost of sales                                         216,726          245,659          666,867          726,120

      Selling and general expenses                           10,402            9,672           30,636           27,913

      Other operating income, net                            (2,169)          (1,276)          (3,881)          (2,172)
                                                       ------------     ------------     ------------     ------------

                                                            224,959          254,055          693,622          751,861
                                                       ------------     ------------     ------------     ------------

   OPERATING INCOME                                          41,894           31,049          123,442          123,890

   Interest expense                                          (6,080)          (6,434)         (17,987)         (20,677)

   Interest and miscellaneous income (expense), net            (523)           2,490              431            5,451

   Minority interest                                         (5,072)          (4,778)         (19,359)         (21,315)
                                                       ------------     ------------     ------------     ------------

   Income before income taxes                                30,219           22,327           86,527           87,349

   Provision for income taxes                                (6,978)          (6,759)         (25,129)         (24,900)
                                                       ------------     ------------     ------------     ------------


   NET INCOME                                          $     23,241     $     15,568     $     61,398     $     62,449
                                                       ============     ============     ============     ============

   NET INCOME PER COMMON SHARE                         $       0.79     $       0.52     $       2.08     $       2.08
                                                       ============     ============     ============     ============

   Weighted average Common Shares                        29,397,120       29,979,270       29,553,852       30,031,852
                                                       ============     ============     ============     ============

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                  September 30,  December 31,
                                                                       1997          1996
                                                                  -------------  ------------
                                     ASSETS
CURRENT ASSETS
   Cash and short-term investments                                  $   10,836    $    3,432
   Accounts receivable, less allowance for doubtful
      accounts of $4,947 and $4,674                                    104,126       123,435
   Inventories
      Finished goods                                                    58,350        68,441
      Work in process                                                   17,799        20,128
      Raw materials                                                     40,607        39,650
      Manufacturing and maintenance supplies                            24,495        26,695
                                                                    ----------    ----------
         Total inventories                                             141,251       154,914

   Timber stumpage purchases                                            25,955        31,416
   Other current assets                                                 12,008        13,223
   Deferred income taxes                                                17,692        23,168
                                                                    ----------    ----------
      Total current assets                                             311,868       349,588

OTHER ASSETS                                                            49,998        50,026

TIMBER STUMPAGE PURCHASES                                               18,508        23,341

TIMBER, TIMBERLANDS AND LOGGING ROADS,
   NET OF DEPLETION AND AMORTIZATION                                   496,980       490,298

PROPERTY, PLANT AND EQUIPMENT
   Land, buildings, machinery and equipment                          1,267,754     1,190,786
   Less - accumulated depreciation                                     557,229       506,308
                                                                    ----------    ----------
                                                                       710,525       684,478
                                                                    ----------    ----------

                                                                    $1,587,879    $1,597,731
                                                                    ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   74,583    $   87,609
   Bank loans and current maturities                                     3,585         2,243
   Accrued taxes                                                        17,687        11,497
   Accrued payroll and benefits                                         13,591        18,340
   Accrued interest                                                      8,497         5,154
   Other current liabilities                                            54,865        55,976
   Current reserves for dispositions and discontinued operations        26,424        40,003
                                                                    ----------    ----------
      Total current liabilities                                        199,232       220,822

DEFERRED INCOME TAXES                                                  100,992        89,484

LONG-TERM DEBT                                                         433,208       430,667

NON-CURRENT RESERVES FOR DISPOSITIONS
   AND DISCONTINUED OPERATIONS                                         178,426       183,975

OTHER NON-CURRENT LIABILITIES                                           33,216        30,529

MINORITY INTEREST                                                       17,095        18,864

SHAREHOLDERS' EQUITY

   Common Shares, 60,000,000 shares authorized, 28,553,288
      and 29,282,455 shares issued and outstanding                     112,564       145,679
   Retained earnings                                                   513,146       477,711
                                                                    ----------    ----------
                                                                       625,710       623,390
                                                                    ----------    ----------
                                                                    $1,587,879    $1,597,731
                                                                    ==========    ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                    Nine Months
                                                                Ended September 30,
                                                              -----------------------
                                                                 1997          1996
                                                              ---------     ---------
OPERATING ACTIVITIES

Net income                                                    $  61,398     $  62,449
Non-cash items included in income
   Depreciation, depletion and amortization                      71,247        71,608
   Deferred income taxes                                          9,971         7,544
Write-off of property, plant and equipment                        2,100         7,060
Increase (decrease) in other non-current liabilities              2,687          (149)
Change in accounts receivable, inventories
   and accounts payable                                          19,946         2,119
Decrease in current timber stumpage purchases                     5,461        14,868
Decrease (increase) in other current assets                       1,215       (11,195)
Increase in accrued liabilities                                   3,673         7,432
Reduction in reserves for dispositions                               --        (3,750)
                                                              ---------     ---------
   CASH FROM OPERATING ACTIVITIES                               177,698       157,986
                                                              ---------     ---------


INVESTING ACTIVITIES

Capital expenditures, net of sales, retirements and
   reclassifications of $(236) and $11,488                     (106,076)     (123,614)
Expenditures for dispositions and discontinued operations,
   net of tax benefits of $7,013 and $850                       (12,115)       (1,474)
Decrease in timber stumpage purchases and other assets            4,861        10,973
                                                              ---------     ---------
   CASH USED FOR INVESTING ACTIVITIES                          (113,330)     (114,115)
                                                              ---------     ---------


FINANCING ACTIVITIES

Issuance of debt                                                225,117        17,472
Repayments of debt                                             (221,234)      (30,575)
Dividends paid                                                  (25,963)      (25,696)
Repurchase of Common Shares                                     (35,331)      (11,215)
Issuance of Common Shares                                         2,216         1,376
(Decrease) increase in minority interest                         (1,769)          619
                                                              ---------     ---------
   CASH USED FOR FINANCING ACTIVITIES                           (56,964)      (48,019)
                                                              ---------     ---------


CASH AND SHORT-TERM INVESTMENTS

Increase (decrease) during the period                             7,404        (4,148)
Balance, beginning of period                                      3,432        10,932
                                                              ---------     ---------
Balance, end of period                                        $  10,836     $   6,784
                                                              =========     =========

Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                   $  19,493     $  19,760
                                                              =========     =========
   Income taxes, net of refunds                               $   6,191     $   7,865
                                                              =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales and operating income of Rayonier's business segments for the three and nine months ended September 30, 1997 and 1996 were as follows (thousands of dollars):

                                             Three Months               Nine Months
                                         Ended September 30,         Ended September 30,
                                       -----------------------     -----------------------
                                          1997          1996          1997          1996
                                       ---------     ---------     ---------     ---------
SALES

TIMBER AND WOOD PRODUCTS

Log trading and merchandising          $  64,989     $  81,612     $ 199,299     $ 238,970
Timberlands management and stumpage       43,986        38,934       137,645       148,939
Wood products                             34,898        27,769       103,198        75,536
Intrasegment eliminations                 (6,089)       (9,970)      (18,007)      (33,922)
                                       ---------     ---------     ---------     ---------
   Total Timber and Wood Products        137,784       138,345       422,135       429,523
                                       ---------     ---------     ---------     ---------


SPECIALTY PULP PRODUCTS

Chemical cellulose                        76,243        87,245       243,309       244,521
Fluff and specialty paper pulps           49,236        41,554       132,393       138,877
                                       ---------     ---------     ---------     ---------
   Total Specialty Pulp Products         125,479       128,799       375,702       383,398
                                       ---------     ---------     ---------     ---------

Intersegment eliminations                   (682)       (1,682)       (1,660)       (4,094)
                                       ---------     ---------     ---------     ---------
   Total before dispositions             262,581       265,462       796,177       808,827

Dispositions                               4,272        19,642        20,887        66,924
                                       ---------     ---------     ---------     ---------

   Total sales                         $ 266,853     $ 285,104     $ 817,064     $ 875,751
                                       =========     =========     =========     =========


OPERATING INCOME

Timber and Wood Products               $  31,421     $  26,354     $ 100,112     $  96,003
Specialty Pulp Products                   13,861        11,016        35,272        44,767
Corporate and other                       (4,159)       (3,947)      (12,506)      (10,136)
Intersegment eliminations                     (8)          (94)          143           112
                                       ---------     ---------     ---------     ---------
   Total before dispositions              41,115        33,329       123,021       130,746
Dispositions                                 779        (2,280)          421        (6,856)
                                       ---------     ---------     ---------     ---------

   Total operating income              $  41,894     $  31,049     $ 123,442     $ 123,890
                                       =========     =========     =========     =========


RESULTS OF OPERATIONS


SALES AND OPERATING INCOME

Sales for the three and nine month periods ended September 30, 1997 were below the previous year's results due to the closure of the Port Angeles, WA pulp mill on February 28, 1997, lower export log prices in Pacific Rim markets, and lower pulp pricing. Operating income for the third quarter was $42 million, $11 million or 35 percent above the same period in the prior year, resulting from improved log trading margins, stronger timber harvesting, increased pulp volumes, lower pulp production costs and the absence of Port Angeles losses. Year to date operating income of $123 million was comparable to prior year results, as increased wood products earnings and the absence of losses from the Port Angeles pulp mill offset lower average pulp and stumpage pricing.

Timber and Wood Products

Timber and Wood Products' sales for the third quarter of 1997 were in line with the 1996 third quarter, while sales for the nine month period were $7 million below last year's results. The decline in nine month sales reflects lower North American export log prices and lower Northwest U.S. stumpage prices primarily during the first half of the year, partially offset by stronger lumber volumes and prices. Operating income for the quarter of $31 million was 19 percent higher than the same period in the prior year due to improved log trading margins and stronger timber harvesting than past seasonal patterns produced. Year to date operating income of $100 million was $4 million above last year primarily due to stronger lumber and log trading results.

Log trading and merchandising sales declined from 1996 due to lower North American export log prices and lower New Zealand log volumes resulting from weakness in Asian wood markets. Operating income improved from 1996, resulting from more favorable margins in New Zealand.

Timberlands management and stumpage sales and operating income were above last year's third quarter results due to stronger U.S. timber harvesting, while year to date sales and operating income were below prior year reflecting weaker Northwest U.S. stumpage prices primarily during the first half of 1997. New Zealand stumpage prices for the third quarter and year to date were lower than in the comparable periods of 1996.

Wood products sales and operating results for the nine month period improved over the prior year due to increased capacity and productivity along with stronger sales volumes and higher lumber prices. Operating income for the third quarter declined slightly from the 1996 third quarter as a result of marketing expenditures associated with the Company's new medium-density fiber board (MDF) plant in New Zealand. During October, the MDF plant became operational. The plant is projected to incur operating losses during the fourth quarter and during 1998 as Rayonier develops markets in the Pacific Rim for its premium-quality Patinna(TM) brand. In the fourth quarter, those losses are estimated to be $3.5 million.

Specialty Pulp Products

Sales of Specialty Pulp Products (from the Company's ongoing Jesup and Fernandina mills) were $125 million compared to $129 million for last year's third quarter. Operating income was $14 million, $3 million above the 1996 third quarter as a result of higher volumes and lower manufacturing costs per ton as the Company continued to implement its strategic cost-reduction program. Pulp selling prices improved compared to the second quarter but were lower than third quarter 1996 levels. Sales for the first nine months of 1997 were $376 million compared to $383 million for the prior period and operating income was $35 million, a decrease of $9 million or 21 percent from 1996. Results were below the prior year primarily due to lower chemical cellulose and fluff pulp prices, partly offset by lower production costs and higher pulp shipments.

Dispositions

Dispositions reflect results of the Company's Port Angeles mill, permanently closed in February 1997, with product sales arising from inventory run-off. Improved results over 1996 primarily reflect the absence of operating losses following the mill's closure.

OTHER INCOME / EXPENSE

Interest expense was $18 million for the first nine months of 1997, $3 million favorable to 1996, reflecting lower average debt levels due to reduced investment in working capital and timber stumpage. Capitalized interest in connection with the Company's New Zealand MDF facility was $4.8 million and $2.0 million for the first nine months of 1997 and 1996. Third quarter 1997 capitalized interest was $1.8 million. Effective October 1, the Company will no longer capitalize interest on this project.

Interest and miscellaneous income (expense), net declined $3 million from the prior year third quarter and $5 million on a year to date basis primarily due to the absence of mark-to-market gains on forward exchange contracts. The Company uses forward contracts to mitigate the impact of New Zealand /U.S. dollar exchange rate fluctuations on New Zealand operating expenses.

Minority interest in the earnings of Rayonier's subsidiary, Rayonier Timberlands, L.P. (RTLP) was $2 million less than the first nine months of 1996, primarily reflecting lower Northwest U.S. stumpage prices. The minority participation in the earnings of RTLP will change from approximately 24 percent to approximately 1 percent effective January 1, 2001.

The effective tax rate for the first nine months of 1997 was 29.0 percent compared to 28.5 percent in 1996. These tax rates are below the statutory rates as 1997 reflects research and investment tax credits while the prior year includes certain tax benefits recognized in 1996 that pertained to prior years.

NET INCOME

Net income for the third quarter was $23.2 million or $0.79 per Common Share, 49 percent above 1996 third quarter earnings of $15.6 million, or $0.52 cents per Common Share. The improvement came from stronger operating results, as well as higher research and investment tax credits. Net income for the nine months ended September 30, 1997 was $61 million or $2.08 per Common Share, comparable to last year's results.

Fourth quarter earnings are expected to be lower than the third quarter (but higher than the second quarter) resulting from the onset of MDF losses, less capitalized interest and lower wood products pricing.

OTHER ITEMS

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share
(EPS), issued in February, 1997 establishes standards for computing and presenting EPS and is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 does not permit early application of its provisions. The statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. The Company's pro forma basic EPS determined in accordance with SFAS No. 128 was $0.81 and $0.53 for the three months ended September 30, 1997 and 1996, respectively, and $2.12 and $2.11 for the nine months ended September 30, 1997 and 1996, respectively. Pro forma diluted EPS would be unchanged from the currently reported income per Common share.

On November 5, 1997 the Company announced it will enter into a second joint venture in New Zealand. The Company will sell a 75 percent interest in two New Zealand forests (12,100 acres) and purchase a 25 percent stake in two forests (3,700 acres) owned by a timber investment fund for net cash proceeds of $11.6 million. The Company expects to record a pretax gain of approximately $8.1 million, $5.5 million after-tax, or 19 cents per common share. Actual results will depend on currency exchange rates in effect at the close, which is expected in the fourth quarter of 1997. Rayonier will have management and marketing responsibilities for the joint venture, which involves 15,800 acres of timber on New Zealand's North Island. The Company also announced that in two unrelated transactions it had purchased 500 acres of timberland and acquired harvest rights on an additional 2,500 acres from private owners in New Zealand for approximately $11 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $178 million for the first nine months of 1997 increased $20 million from 1996 as a result of reduced working capital requirements. EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) for the first nine months of 1997 of $176 million decreased $4 million from the comparable period of 1996. Cash from operating activities helped to finance capital expenditures of $106 million, dividends of $26 million and the repurchase of Common Shares for $35 million. In connection with the previously announced one-year increase in the Company's share repurchase program to $50 million for 1997, the Company repurchased 840,500 shares during the first nine months at an average cost of $42.04. Over the same period of 1996, the Company purchased 303,000 shares at an average cost of $37.04 per share for $11 million. Third quarter ending debt was $437 million and the debt-to-capital-ratio was 41.1 percent compared to 41.0 percent at December 31, 1996.

During the second quarter of 1997, the Company issued approximately $101 million of securities to an investment bank in the United Kingdom. The proceeds of this financing were used to retire commercial paper and bank loans. Due to United Kingdom tax law changes that increased the effective cost of this financing, the Company refinanced those securities in July 1997 with the issuance of additional commercial paper.

The Company has unsecured credit facilities totaling $300 million, which are used for direct borrowings and as support for $135 million of outstanding commercial paper. As of September 30, 1997, the Company had $165 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $141 million of new public debt securities. The Company believes that internally generated funds combined with available external financing will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

SAFE HARBOR

Except for the information about past operations and results, the comments in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: competitive products and pricing, as well as fluctuations in demand, particularly for specialty fluff pulps and for export and domestic logs and wood products, including MDF; the impact of such market factors on the Company's timber sales in the United States and New Zealand; production costs for specialty pulps, particularly for raw materials and chemicals; governmental policies and regulations affecting the environment, import and export controls and taxes; and interest rate and currency movements.

ITEM 3.  SELECTED OPERATING DATA

                                                                       Three Months        Nine Months
                                                                   Ended September 30, Ended September 30,
                                                                   ------------------- -------------------
                                                                      1997      1996      1997      1996
                                                                     -----     -----     -----     -----
TIMBER AND WOOD PRODUCTS

   Log sales volume
      North America - million board feet                                54        72       174       206
      New Zealand - thousand cubic meters                              277       312       802     1,078
      Other - thousand cubic meters                                     56        30       247        85

   Timber sales volume
      Northwest U.S. - million board feet                               39        34       147       148
      Southeast U.S. - thousand short green tons                       567       532     1,711     1,639
      New Zealand - thousand cubic meters                              336       267       835       815

   Lumber sales volume - million board feet                             85        71       248       205

   Intercompany sales volume
      Logs - million board feet                                          0         2         1         6
      Northwest U.S. timber stumpage
           - million board feet                                          1         6        11        19
      Southeast U.S. timber stumpage
          - thousand short green tons                                   22        40        60       116
      New Zealand - thousand cubic meters                              175       209       446       667

SPECIALTY PULP PRODUCTS

   Pulp sales volume (a)
      Chemical cellulose sales - thousand metric tons                   88        93       277       256
      Fluff and specialty paper pulp sales - thousand metric tons       94        79       255       244

   Production as a percentage of capacity                            102.9%    101.4%    100.1%    100.4%


SELECTED SUPPLEMENTAL INFORMATION (millions of U.S. dollars)

   New Zealand - Sales                                               $24.3     $21.5     $63.9     $72.5
                                                                     =====     =====     =====     =====

   New Zealand - Operating Income                                    $ 4.3     $ 1.5     $ 6.7     $ 4.9
                                                                     =====     =====     =====     =====

   (a) Excludes Port Angeles statistics reflected below:
       Chemical cellulose sales - thousand metric tons                   4        21        22        69
       Fluff and specialty paper pulp sales - thousand metric tons       0         6         5        14

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

            Rayonier is one of two defendants in an action instituted on April 10, 1997 in the U.S. District Court for the Southern District of Georgia. The action seeks contribution and indemnity in the amount $57 million for damages incurred by Powell Duffryn, Inc. as the result of a fire and explosion that occurred in April 1995 at its marine terminal and storage facility in Savannah, Georgia. Crude sulfate turpentine produced by Rayonier and others was stored at the facility at the time of the explosion. Powell Duffryn and its insurers have sued to recover sums already paid to third party claimants, expenses incurred to remediate Powell Duffryn's property and adjoining lands, and an unstated amount for damages and loss to Powell Duffryn's property. Rayonier is vigorously defending the action and, based on advice of counsel, believes that its liability, if any, will not be material and will be covered by its product liability insurance. Accordingly, Rayonier does not expect the ultimate outcome of this litigation to have any material impact on its consolidated financial position or results of operations.

            Rayonier's Form 10-K for 1996 reported an action in the U.S. District Court for the Western District of Louisiana brought by the U.S. Environmental Protection Agency against Marine Shale Processors, Inc. ("MSP") in which Rayonier's wholly-owned subsidiary, Southern Wood Piedmont Company ("SWP"), was an intervenor. This action was settled in August 1997 on terms requiring no payment by SWP and limiting SWP's potential liability for material it sent to MSP.


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


                                     RAYONIER INC.  (Registrant)
                                     ---------------------------

                                     BY  KENNETH P. JANETTE
                                         ------------------
                                         Kenneth P. Janette
                                         Vice President and Corporate Controller
      November 12, 1997                  (Chief Accounting Officer)

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


      10             Other material contracts                                   None


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