Form 10-K
period 1997-12-31
RAYONIER INC
filed 1998-03-26
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (Mark One)

      (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the year ended December 31, 1997

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ............ to ............


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

                                  Common Shares
                        7.5% Notes, due October 15, 2002
                        Medium-Term Notes, due 1998-1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant on March 10, 1998, was approximately $1,293,000,000.

As of March 10, 1998, there were outstanding 28,303,555 Common Shares of the Registrant.

The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 15, 1998, is incorporated by reference in
Part III of the Form 10-K.

                               TABLE OF CONTENTS


              ITEM                                                                                        PAGE
                                                    PART 1

              1.    Business                                                                                 1
              2.    Properties                                                                               6
              3.    Legal Proceedings                                                                        6
              4.    Submission of Matters to a Vote of Security Holders                                      6
              *     Executive Officers of Rayonier                                                           7

                                                    PART II

              5.    Market for the Registrant's Common Equity and
                    Related Stockholder Matters                                                              8
              6.    Selected Financial Data                                                                  9
              7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                           11
              8.    Financial Statements and Supplementary Data                                             17
              9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                                     17

                                                   PART III

              10.   Directors and Executive Officers of the Registrant                                      17
              11.   Executive Compensation                                                                  17
              12.   Security Ownership of Certain Beneficial Owners and Management                          17
              13.   Certain Relationships and Related Transactions                                          17

                                                    PART IV

              14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                         17

* Included pursuant to Instruction 3 to Item 401 (b) of Regulation S-K.

                          INDEX TO FINANCIAL STATEMENTS

              Report of Management                               F-1

              Report of Independent Public Accountants           F-1

              Statements of Consolidated Income for the
                  Three Years Ended December 31, 1997            F-2

              Consolidated Balance Sheets as of
                  December 31, 1997 and 1996                     F-3 to F-4

              Statements of Consolidated Cash Flows for the
                  Three Years Ended December 31, 1997            F-5

              Notes to Consolidated Financial Statements         F-6 to F-18


                     INDEX TO FINANCIAL STATEMENT SCHEDULES



              Financial statement schedules have been omitted because they are not applicable, the required matter is not present, the amounts are insignificant or immaterial, or the information has been otherwise supplied in the financial statements or the notes thereto.



              Signatures                                         A

              Exhibit Index                                      B to E

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Rayonier Inc. (Rayonier or the Company), including its subsidiaries, is a leading international forest products company primarily engaged in the trading, merchandising and manufacturing of logs, timber and wood products, and in the production and sale of high-value-added specialty pulps. Rayonier owns, leases, manages or controls approximately 1.5 million acres of timberland in the United States and New Zealand. In addition, the Company operates two pulp mills and three lumber manufacturing facilities in the United States and, as of October 1, 1997, a medium density fiberboard plant in New Zealand.

Rayonier was founded as Rainier Pulp and Paper Company in Shelton, WA in 1926. In 1937, the Company became "Rayonier Incorporated", a corporation whose stock was publicly traded on the New York Stock Exchange (NYSE) until Rayonier became a wholly owned subsidiary of ITT Industries, Inc. (ITT), then known as ITT Corporation, in 1968. On February 28, 1994, Rayonier again became an independent company when ITT distributed all of the Common Shares of Rayonier to ITT stockholders. Rayonier shares are publicly traded on the NYSE under the symbol RYN.

Rayonier is a North Carolina corporation with its executive offices at 1177 Summer Street, Stamford, CT 06905-5529. Its telephone number is (203) 348-7000.

Rayonier operates in two major business segments, Timber and Wood Products and Specialty Pulp Products. In 1997, Timber and Wood Products accounted for 50 percent of sales and Specialty Pulp Products accounted for 47 percent of sales. The remaining 3 percent of sales (classified in Dispositions) were made from inventory of the Company's Port Angeles, WA, pulp mill, which was closed on February 28, 1997. With customers in 70 countries, 49 percent of Rayonier's 1997 sales of $1.104 billion were made to customers outside of the United States. For further data on sales, operating income and identifiable assets by segment, see
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 - Segment Information of the Notes to Consolidated Financial Statements.

TIMBER AND WOOD PRODUCTS

Rayonier's Timber and Wood Products business segment is composed of three principal lines of business: (1) Trading and merchandising, (2) Timberlands management and (3) Wood products. Sales for the last three years by principal line of business were as follows (in millions of dollars):

                                                                                 Sales Revenue
                                                           ----------------------------------------------------------
                                                            1997        %         1996        %         1995        %
                                                            ----        -         ----        -         ----        -
         Trading and merchandising                         $ 259       47        $ 322       55        $ 393       64
         Timberlands management                              184       33          196       34          168       27
         Wood products                                       133       24          104       18           75       12
         Intrasegment eliminations                           (23)      (4)         (40)      (7)         (18)      (3)
                                                            ----     ----         ----     ----         ----     ----
                Total                                      $ 553      100        $ 582      100        $ 618      100
                                                            ====      ===         ====      ===         ====      ===

 TRADING AND MERCHANDISING

Rayonier is a leading exporter and trader of softwood logs, lumber and wood panel products. Rayonier purchases and harvests timber and purchases lumber and wood panel products for sale in domestic and export markets. In 1997, 53 percent of New Zealand log sales volume was sourced from Company timberlands. In North America, 6 percent of log sales volume was sourced from Rayonier's timberlands; however, logs also were purchased from local dealers who had, in some cases, purchased their cutting rights from Company-managed timberlands.

TIMBERLANDS MANAGEMENT

Rayonier manages approximately 1.5 million acres of timberlands as of December 31, 1997 as follows in (000's):

                                                                                  Fee              Long-Term
              Region                        Total Acres           %           Owned Acres        Leased Acres
              ------                        -----------           -           -----------        ------------
              Southeast U.S.                      854              59              744                 110
              Northwest U.S.                      379              26              379                   -
              New Zealand                         219              15                6                 213
                                                -----          ------            -----                 ---
              Total                             1,452             100            1,129                 323
                                                =====             ===            =====                 ===

Rayonier manages timberlands, scientifically developing forests until their economic peak for specific markets. The average rotation age for timber from the Southeastern U.S. (primarily Southern pine) is 25 years for timber sold to sawmills and 20 years for pulpwood destined for pulp and paper mills. The average rotation age for timber destined for domestic and export markets from the Northwestern U.S. (primarily hemlock and Douglas fir species) is 45-50 years. The average rotation age for timber grown in New Zealand (primarily radiata pine) is 25-28 years.

Timberlands Management is organized to regularly sell timber through auction processes predominately to third parties. By requiring the Company's other business sectors (e.g., Specialty Pulp Products, Wood Products and Trading and Merchandising) to competitively bid on the timber, the Company believes it can maximize the true economic return on its investments.

The Company manages its timberlands on a sustainable yield basis in conformity with best forest industry practices. A key to success is the extensive application of Rayonier's silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species, fertilization and careful timing of the harvest, all designed to maximize value, while responding to environmental needs.

The following table sets forth Timberlands Management acres by region and by timber classification in (000's):

                                               Softwood       Hardwood
              Region                          Plantation        Lands           Non-Forest            Total
              ------                          ----------        -----           ----------            -----
              Southeast U.S.                      558             293                  3               854
              Northwest U.S.                      323              18                 38               379
              New Zealand (1)                     214               5                  -               219
                                                -----          ------               ----            ------
              Total                             1,095             316                 41             1,452
                                                =====          ======               ====            ======

(1) Excludes 30 thousand acres managed by Rayonier under joint ventures and approximately 67 thousand acres of native bush estate that is not harvestable.

The following table sets forth the estimated volumes of merchantable timber by location and type, as of December 31, 1997.

                                                                                            Equivalent total,
                                                                                              in thousands
Region                                             Softwood    Hardwood       Total          of cubic meters    %
------                                             --------    --------       -----          ---------------    -
Southeast U.S., in thousands of short green tons     9,683       6,856       16,539               11,316        27

Northwest U.S., in millions of board feet            2,096         213        2,309               13,961        34

New Zealand, in thousands of cubic meters           15,634         220       15,854               15,854        39
                                                                                                  ------        --

                                                                                                  41,131       100
                                                                                                  ======       ===

Merchantable timber inventory is an estimate of the amount of standing timber at the earliest age that, under varying economic conditions, could be harvested. Estimates are based on a continuing inventory system, which involves periodic statistical sampling of the timberlands, with adjustments made on the basis of growth estimates, harvest information and market conditions.

Southeastern U.S. timberlands are located primarily in Georgia and Florida. Their proximity to pulp, paper and lumber mills results in significant competition for the purchase of Rayonier's timber. Approximately 55 percent of the timber harvest is pulpwood, which is destined for pulp and paper mills, with the remaining 45 percent representing higher value timber sold primarily to plywood and lumber mills. Over the last five years the Company, through advanced silvicultural practices, has been able to increase the amount of timber volume per acre available for harvest from its Southeastern timberlands by approximately 2-3 percent per year and expects this trend to continue.

Northwestern U.S. timberlands are located primarily on the Olympic Peninsula in Washington state, are all owned in fee and consist almost entirely of second-growth trees. These timberlands include softwood stands, of which approximately 71 percent is hemlock and 29 percent is Douglas fir, Western red cedar and spruce, and hardwood timber stands, consisting principally of alder and maple.

New Zealand forest assets consist primarily of Crown Forest licenses providing the right to utilize approximately 219,000 acres of New Zealand plantation forests for a minimum period of 35 years. Approximately 91 percent of these timberlands consist of radiata pine trees, well suited for high quality lumber and panel products. The trees typically produce up to twice as much fiber per acre, per year as the most productive commercial tree species in the United States. The remaining 9 percent is Douglas fir and other species. Rayonier grows New Zealand timber for both domestic New Zealand uses and for export primarily to the Pacific Rim markets. In addition, Rayonier New Zealand manages timberlands for others, principally joint ventures in which Rayonier holds a minority interest.

WOOD PRODUCTS

Rayonier's lumber mills located at Baxley and Swainsboro, GA, convert Southern pine timber into dimension and specialty lumber products for residential construction and industrial uses. The two mills have a combined annual capacity of approximately 250 million board feet of lumber and approximately 528,000 tons of wood chips for pulping. The mills sell their lumber output primarily in Southeastern United States and Caribbean markets. Substantially all of the wood chip production is sold (at market price) to Rayonier's Jesup, GA pulp facility accounting for approximately 28 percent of Jesup's 1997 pine chip consumption. A third lumber manufacturing facility, located in Plummer, ID, has annual capacity of 85 million board feet. Lumber is sold primarily by Rayonier sales personnel, although sales to certain export locations are made through independent sales agents.

In the third quarter of 1997, the Company completed construction of a $115 million medium-density-fiberboard (MDF) facility in New Zealand with an annual capacity of 140,000 cubic meters and utilities infrastructure capacity for an additional 140,000 cubic meters. The Company markets its MDF in New Zealand through an exclusive marketing arrangement with a third party. Internationally, the Company's premium grade Patinna(TM) brand MDF is marketed by Rayonier personnel and independent sales agents.

SPECIALTY PULP PRODUCTS

Rayonier is a leading specialty pulp manufacturer. The Company owns and operates pulp mills at Jesup, GA, and Fernandina Beach, FL, with an annual capacity of 700,000 metric tons. Rayonier's facilities are able to manufacture more than 25 different grades of pulp to meet customers' needs. The Jesup facility produces approximately 550,000 metric tons of wood pulp, or 79 percent of Rayonier's total capacity. The Fernandina Beach facility produces approximately 150,000 metric tons of wood pulp, or 21 percent of Rayonier's total capacity.

Sales for the last three years for the Jesup and Fernandina Beach mills by principal line of business were as follows (millions of dollars):

                                                                                    Sales Revenue
                                                                ---------------------------------------------------
                                                                1997     %          1996     %          1995    %
                                                                ----     -          -----    -          ----    -
              Chemical cellulose                               $  338    65        $ 328     64        $ 288     53
              Fluff and specialty paper pulps                     182    35          186     36          252     47
                                                                  ---    --          ---     --          ---     --
                  Total                                        $  520   100        $ 514    100        $ 540    100
                                                                =====   ===         ====    ===         ====    ===

Rayonier concentrates on the production of specialty pulps to customers' specifications, sold to industrial companies producing a wide variety of products. Over half of Rayonier's pulp sales are to export customers, primarily in Europe, Asia and Latin America. Over 90 percent of specialty pulp sales are made directly by Rayonier sales personnel. In certain of the Company's export locations, sales are made through independent sales agents.

CHEMICAL CELLULOSE

Rayonier is one of the world's leading producers of chemical cellulose, also called dissolving pulp, which is a highly purified form of pulp. Chemical cellulose is used in a wide variety of products such as textile fibers, rigid packaging, photographic film, impact-resistant plastics, high tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, cigarette filters, lacquers, paints, printing inks and explosives. Within the chemical cellulose industry, Rayonier concentrates on the most highly valued, technologically demanding end uses, such as cellulose acetate and high-purity cellulose ethers where it is a leading supplier.

FLUFF AND SPECIALTY PAPER PULPS

Rayonier is a leading supplier of fluff pulp, used as an absorbent medium in products such as disposable baby diapers, personal sanitary napkins, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

Rayonier also is a major producer of specialty paper pulps and produces only a small volume of regular paper pulp. Customers use Rayonier's specialty paper pulps to manufacture paper for decorative laminates for counter tops, air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry. Paper pulp, representing approximately 2 percent of total Company pulp sales, is used in the manufacture of bond, book and printing paper.

PULP PRICING

Pulp prices are cyclical. Since Rayonier is a non-integrated specialty pulp producer for non-paper making end uses, pricing of its high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices.

FOREIGN SALES AND OPERATIONS

Rayonier's sales for the last three years by point of destination are as follows (millions of dollars):

                                                                       Sales by Destination
                                                   ---------------------------------------------------------
                                                     1997      %           1996      %           1995      %
                                                     ----      -           ----      -           ----      -
                  United States                    $   568    51         $   527    45         $  518     41
                  Europe                               127    12             135    12            141     12
                  Japan                                173    16             234    20            269     21
                  Korea                                 52     5              49     4             77      6
                  China                                 36     3              54     4             60      5
                  Other Asia                            66     6              89     7             76      6
                  Latin America                         59     5              57     5             64      5
                  Canada                                16     1              20     2             42      3
                  All other                              7     1              13     1             13      1
                                                   -------------          ------------         ------ ------

                  Total                            $ 1,104   100         $ 1,178   100         $1,260    100
                                                    ======   ===          ======   ===          =====    ===

Overseas assets, primarily in New Zealand, were 22 percent of total assets at the end of 1997 and Rayonier's sales from non-U.S. sources were 10 percent of total sales.

See Note 15 - Segment Information of the Notes to Consolidated Financial Statements.

DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions and discontinued operations include Rayonier's Port Angeles, WA, pulp mill, which was closed on February 28, 1997, its interest in the Grays Harbor, WA, pulp and paper complex, which was closed in 1992, its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1986, and other miscellaneous assets held for disposition.

See Note 6 - Reserves for Dispositions and Discontinued Operations of the Notes to Consolidated Financial Statements.

RAYONIER TIMBERLANDS, L.P.

In the United States, Rayonier manages almost all of its timberlands and sells timber directly through Rayonier Timberlands, L.P. (RTLP), a limited partnership. Rayonier and its wholly owned subsidiary, Rayonier Forest Resources Company (RFR), are the general partners of RTLP. Until January 1998, Rayonier owned 74.7 percent of the Class A Limited Partnership Units, with the remaining
25.3 percent being publicly held. Revenues, expenses and cash flow associated with RTLP's normal timber harvesting through December 31, 2000, are allocated 95 percent to all Class A Units. In January 1998, the publicly held units were acquired by Rayonier under the terms of the RTLP Partnership Agreement. See Note 3 Subsequent Event (Rayonier Timberlands, L.P.) of the Notes to Consolidated Financial Statements.

PATENTS

Rayonier has a large number of patents, which relate primarily to its products and processes. It also has pending a number of patent applications. Although Rayonier's patents are of significant importance to the operation of each of its individual businesses, Rayonier does not consider any of its patents or group of patents relating to a particular product or process to be of material importance from the standpoint of Rayonier overall.

COMPETITION AND CUSTOMERS

The Company's U.S. timberlands are located in two major timber growing regions (the Southeast and the Northwest), where timber markets are fragmented and very competitive. In the Northwest U.S., John Hancock Mutual Life Insurance Co. and Washington state (DNR) are significant competitors. In both the Northwest U.S. and Southeast U.S., smaller forest products companies and private land owners compete with the Company. Price is the principal method of competition.

Rayonier's lumber and MDF wood products compete with the products of numerous companies, some of which are larger and have greater resources than Rayonier. Both lumber and MDF compete with alternative construction materials. In most of Rayonier's markets, competition is primarily through price, quality, customer relationships and technical service.

Export log markets are highly competitive, with logs available from several countries and numerous suppliers. In New Zealand, major competitors include Carter Holt Harvey and Fletcher Challenge. In North America, Weyerhaeuser, International Paper and Willamette are principal competitors. Price and customer relationships are important methods of competition.

Specialty pulp products are marketed worldwide against strong competition from domestic and foreign producers. Rayonier's major competitors include International Paper, Weyerhaeuser, Georgia-Pacific, Buckeye Technologies and Stora Kopparberg. Product performance, pricing and technical service are the principal methods of competition.

ENVIRONMENTAL MATTERS

See "Environmental Regulation" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 - Contingencies of the Notes to Consolidated Financial Statements.

RAW MATERIALS

Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups and is also subject to cyclical swings in lumber and paper and pulp markets. While the Timberlands Management business has benefited from a significant increase in timber prices over the last decade, this increase also adversely impacted fiber costs at Rayonier's pulp and lumber manufacturing facilities.

Rayonier has pursued, and is continuing to pursue, reductions in usage and costs of key raw materials, supplies and contract services at the Company's pulp and lumber mills. Management foresees no significant constraints from pricing or availability of its key raw materials.


RESEARCH AND DEVELOPMENT

Rayonier believes it maintains one of the preeminent specialty pulp research facilities and staff in the forest products industry. Research and development efforts are directed primarily at the development of new and improved pulp grades, improved manufacturing efficiency, reduction of energy needs, product quality and development of improved environmental controls. The research center is adjacent to the pulp mill in Jesup, GA.

Research activities related to Timberlands Management operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve returns from timberland assets.

Research and development expenditures were $10 million, $11 million, and $8 million in 1997, 1996 and 1995, respectively.

EMPLOYEE RELATIONS

Rayonier currently employs approximately 2,500 people. Of this number, approximately 2,250 are employees in the United States, of whom 44 percent are covered by labor contracts. Most hourly employees are represented by one of several labor unions. Labor relations are maintained in a normal and satisfactory manner.

The Jesup labor agreements, covering approximately 700 employees, expire in June 2002. Fernandina labor contracts, covering approximately 300 employees, expire in May 2001.

Rayonier has in effect various plans for its employees and retirees, providing certain group medical, dental and life insurance coverage, pension and other benefits. The cost is borne primarily by Rayonier.

ITEM 2.  PROPERTIES

RTLP owns, leases or controls approximately 1.1 million acres of timberlands in the United States previously owned or leased by Rayonier. See Note 3 - Subsequent Event (Rayonier Timberlands, L.P.) of the Notes to Consolidated Financial Statements. Rayonier, through its wholly owned subsidiary, RFR, as managing general partner of RTLP, continues on behalf of RTLP to manage these properties and sell timber to Rayonier as well as unaffiliated parties. Rayonier's New Zealand subsidiary owns or manages the forest assets on approximately 219,000 acres of plantation forests in New Zealand. Rayonier and its wholly owned subsidiaries own or lease various other properties used in their operations, which include two pulp mills, three lumber manufacturing facilities, an MDF plant, a research facility, various other timberlands and Rayonier's corporate headquarters. These facilities (except for the corporate headquarters in Stamford, CT) are located in the Northwestern and Southeastern portions of the United States and in New Zealand.

ITEM 3.  LEGAL PROCEEDINGS

Rayonier is one of two defendants in an action by Powel-Duffryn Terminals instituted in the U.S. District Court for the Southern District of Georgia on April 10, 1997, seeking indemnity for $57 million in damages incurred as the result of a fire and explosion at a marine terminal and storage facility where crude sulfate turpentine produced by Rayonier and others was stored. Plaintiff has sued to recover sums paid to third party claimants, expenses incurred to remediate the property and adjoining lands and other damages. Rayonier is vigorously defending the action, believes that its defenses are meritorious and based on advice of counsel, believes that its liability, if any, will not be material and will be covered by its product liability insurance. See also Note 14 - Contingencies (Legal Proceedings) of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 1997.

                         EXECUTIVE OFFICERS OF RAYONIER

RONALD M. GROSS, 64, Chairman of the Board and Chief Executive Officer - He joined Rayonier in March 1978 as President and Chief Operating Officer and a director, was elected Chief Executive Officer in 1981 and Chairman in 1984; he assumed his present position in July 1996. He also serves as a director of Lukens Inc. and The Pittston Company. Mr. Gross is a graduate of Ohio State University and the Harvard Graduate School of Business Administration.

W. LEE NUTTER, 54, President and Chief Operating Officer - He was elected to his current position on July 19, 1996, and was elected a director of Rayonier on the same date. He joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President, Timber and Wood in 1984, Vice President, Forest Products in 1985, Senior Vice President, Operations, in 1986 and Executive Vice President in 1987. Mr. Nutter is a member of the Board of Governors of the National Council for Air and Stream Improvement. He graduated from the University of Washington and the Harvard Graduate School of Business Administration Advanced Management Program.

WILLIAM S. BERRY, 56, Executive Vice President, Forest Resources and Corporate Development - He was elected to his present position in October 1996 after being elected Senior Vice President, Forest Resources and Corporate Development, of Rayonier in January 1994. He was Senior Vice President, Land and Forest Resources, of Rayonier from January 1986 to January 1994. From October 1981 to January 1986 he was Vice President and Director of Forest Products Management. Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. He holds a B.S. in Forestry from the University of California at Berkeley and an M.S. in Forestry from the University of Michigan.

WILLIAM A. KINDLER, 55, Senior Vice President, Specialty Pulp - He was elected to his present position effective March 1, 1998. He joined Rayonier in August 1996 and was elected Vice President Specialty Pulp, in October 1996. Prior to coming to Rayonier, Mr. Kindler was with James River Corporation for 26 years where he held a number of senior management positions, most recently as Vice President, General Manager, Printing Papers (November 1988 until March 1994) and as Vice President, Product Supply, Consumer Products (March 1994 until August
1996). He holds a B.A. in Chemistry from Western Washington University and an M.S. and Ph.D. in Pulp and Paper Technology from the Institute of Paper Chemistry.

JOHN P. O'GRADY, 52, Senior Vice President, Administration - He was elected Senior Vice President, Human Resources, of Rayonier in January 1994 and Senior Vice President, Administration, effective January 1996. He was Vice President, Administration, of Rayonier from July 1991 to January 1994. From December 1975 to July 1991, he held a number of human resources positions at ITT Corporation and its subsidiaries. Mr. O'Grady serves on the employee and labor relations committee of the American Forest & Paper Association (AFPA). He is on the Business Advisory Board of the University of Oklahoma School of Business and is a Management Trustee for United Paperworkers' Health and Welfare Trust. Mr. O'Grady holds a B.S. degree in Labor Economics from the University of Akron, an M.S. degree in Industrial Relations from Rutgers University and a Ph.D. in Management from California Western University.

GERALD J. POLLACK, 56, Senior Vice President and Chief Financial Officer - He was elected Senior Vice President and Chief Financial Officer of Rayonier in May 1992. From July 1986 to May 1992, he was Vice President and Chief Financial Officer. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. He is a member of the New York Advisory Board of the Allendale Insurance Co., the financial management committee of AFPA, and the Financial Executives Institute. Mr. Pollack has a B.S. degree in Physics from Rensselaer Polytechnic Institute and an MBA in Accounting and Finance from the Amos Tuck School at Dartmouth College.

CHARLES MARGIOTTA, 45, Vice President, Forest and Wood Products - He was elected to his present position effective January 1, 1997. He joined Rayonier in 1976 and following assignments at its corporate headquarters and its Southeast Forest Resources division, went to Rayonier's New Zealand operations in 1989 where he served as General Manager, Rayonier New Zealand, until 1992 when he was promoted to Managing Director, Rayonier New Zealand. He holds a B.B.A. in Accounting and Finance from Pace University, has attended the Duke University Senior Professional Forestry Program and has recently completed the International Advanced Management Program at the Harvard Graduate School of Business Administration.

KENNETH P. JANETTE, 52, Vice President and Corporate Controller - He joined Rayonier in August 1994 and was elected Vice President and Corporate Controller in October 1994. From 1992 to 1994 he was Vice President and Corporate Controller of Sunkyong America, Inc., a Korean international trading organization, which he joined in 1990 as Corporate Controller. He was with AMAX Inc. from 1977 to 1990, most recently as Assistant Corporate Controller and Director of Auditing, and was with Arthur Andersen and Co. from 1968 to 1977. He is a member of the Financial Executives Institute, the AICPA and the Institute of Management Accountants. He received a B.S. in Accounting in 1967 and an M.B.A. in Finance in 1968 from the University of Rochester.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The table below reflects the range of market prices of Rayonier Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which this security is listed, under the trading symbol RYN.

RAYONIER COMMON SHARES - MARKET PRICES AND DIVIDENDS (UNAUDITED)

                                                                                 Composite
                                                High              Low             Volume           Dividend
                                                ----              ---             ------           --------
                1997
                ----
                First Quarter              $   39.13        $    35.25          3,611,800              $.30
                Second Quarter                 44.38             36.88           3,391,800              .30
                Third Quarter                  53.00             42.00           3,657,700              .30
                Fourth Quarter                 51.13             40.25           3,655,100              .30

                1996
                ----
                First Quarter                 $37.25           $ 33.13           5,692,000             $.29
                Second Quarter                 38.63             35.00           5,965,700              .29
                Third Quarter                  41.25             37.75           4,006,600              .29
                Fourth Quarter                 40.00             37.38           5,163,000              .29

On February 20, 1998, Rayonier announced a one cent increase in its quarterly dividend. The first quarter dividend of 31 cents per share is payable on March 31, 1998 to shareholders of record on March 10, 1998.

There were approximately 25,099 holders of record of Rayonier Common Shares on February 27, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary of historical financial data for each of the five years ended December 31, 1997 is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements (dollar amounts in millions, except per share data).

                                                                                  Year Ended December 31
                                                                ---------------------------------------------------------
                                                                 1997         1996         1995         1994         1993
                                                                 -----        ----         ----         ----         ----
OPERATIONS:

Sales                                                         $ 1,104      $ 1,178      $ 1,260       $1,069       $  936
Operating income before provision for
     dispositions                                                 166          159          234          169          130
Provision for dispositions                                          -         (125)(1)        -            -           (3)
Operating income                                                  166           34          234          169          127
Income (loss) from continuing operations                           87         ( - )         142           70           52
Provision for discontinued operations                               -          (98)(2)        -            -            -
Net income (loss)                                                  87          (98)         142           70           52

PER COMMON SHARE:

Income (loss) from continuing operations                      $   2.97     $    ( - )   $  4.75       $ 2.36       $ 1.77
Provision for discontinued operations                                -        (3.28)          -            -             -
Net income (loss) - Diluted                                       2.97        (3.28)       4.75         2.36         1.77
                  - Basic                                         3.03        (3.28)       4.81         2.37         1.77
Dividends paid                                                    1.20         1.16        1.00          .72          4.12(3)
Book value                                                       22.37        21.29       25.95        22.15         20.51

FINANCIAL CONDITION:

Total assets                                                  $ 1,596      $ 1,598      $ 1,648       $1,524       $1,488
Total debt                                                        426          433          450          483          498
Book value                                                        633          623          769          655          606

CASH FLOW:

Cash flow from operating activities                           $   253      $   236      $   213       $  190       $  118
Capital expenditures                                              137          187          143          101           72
Custodial capital spending                                         72           83           72           67           65
Depreciation, depletion and amortization                           99           97           96           90           78
EBITDA    (4)                                                     237          236          303          229          187
EBIT  (5)                                                         138          139          207          139          109
Free cash flow (6)                                                122          119          107           90           36
Dividends                                                          35           34           30           21           122(3)

PERFORMANCE RATIOS (%):

Operating income to sales (7)                                      15           13           19           16           14
Return on equity (8)                                               14            -           20           11            8
Return on assets (8)                                                5            -            9            5            4
Debt to capital                                                    40           41           37           43           45

OTHER:

Number of employees                                             2,500        2,700        2,900        2,700        2,600
Timberlands, thousands of acres                                 1,452        1,462        1,473        1,501        1,495


                                                                                  Year Ended December 31
                                                                     ------------------------------------------------------
                                                                     1997         1996         1995         1994       1993
                                                                     ----         ----         ----         ----       ----
SELECTED OPERATING DATA (UNAUDITED)

Timber and Wood Products
   Trading volume
     North America logs - in millions of board feet                   224          284          351          306        266
     New Zealand logs- in thousands of cubic meters                 1,113        1,414        1,682        1,623      1,375
     Other logs - in thousands of cubic meters                        277           97          103           54         67

   Timber sales volume
     Northwest U.S. - in millions of board feet                       190          193          175          194        143
     Southeast U.S. - in thousands of short green tons              2,421        2,281        2,218        2,184      2,001
     New Zealand - in thousands of cubic meters (9)                 1,111        1,097            -            -          -

   Lumber sales volume - in millions of board feet                    325          280          213          197        125

   Intercompany sales volume
     Logs - in millions of board feet                                   1           12           22           13         15
     NW U.S. timber - in millions of board feet                        14           23           32           36         28
     SE U.S. timber - in thousands of short green tons                 92          158          292          199        299
     New Zealand timber - in thousands of cubic meters (9)            589          840            -            -          -

Specialty Pulp Products
   Pulp sales volume
     Chemical cellulose - in thousands of metric tons (10)            381          349          342          311        275
     Fluff and specialty paper pulp - in thousands of metric
       tons (11)                                                      344          332          308          350        330
     Production as a percent of capacity                              100%         101%          99%          96%        88%

  (1) Includes a charge of $125 million ($79 million after-tax) related to the closure of the Port Angeles pulp mill and write-off of other non-strategic assets.

  (2) Includes an after-tax charge to implement AICPA Statement of Position 96-1 related to future environmental monitoring costs.

  (3) Includes a $90 million ($3.04 per Common Share) special dividend paid to ITT.

  (4) EBITDA is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization.

  (5) EBIT is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense and income taxes.

  (6) Free cash flow is defined as income from continuing operations plus depreciation, depletion and amortization, deferred income taxes and changes in working capital, less custodial capital spending and prior-year dividend levels.

  (7)  Based on operating income before provision for dispositions.

  (8) Based on income (loss) from continuing operations, including charges for pulp mill disposition.

  (9) Intercompany activity began in 1996 when Rayonier divided its New Zealand operations into separate trading and timberlands management organizations. Timber harvested and sold as logs was 1,133, 1,155 and 918 for the years 1995-1993, respectively.

  (10) Excludes sales by the Port Angeles pulp mill, which ceased operations on February 28, 1997, of 35, 94, 98, 117, and 94 for the years 1997-1993, respectively.

  (11) Excludes sales by the Port Angeles pulp mill of 7, 18, 36, 12, and 22 for the years 1997-1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENT INFORMATION

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's business segments for each of the three years ended December 31, 1997 were as follows (in millions of dollars):

                                                                           Year Ended December 31
                                                                   ---------------------------------------
SALES                                                              1997             1996              1995
-----                                                              ----             ----              ----
TIMBER AND WOOD PRODUCTS

Trading and merchandising                                       $   259           $  322           $   393
Timberlands management                                              184              196               168
Wood products                                                       133              104                75
Intrasegment eliminations                                           (23)             (40)              (18)
                                                                 ------            -----            ------
Total Timber and Wood Products                                      553              582               618
                                                                 ------            -----            ------

SPECIALTY PULP PRODUCTS

Chemical cellulose                                                  338              328               288
Fluff and specialty paper pulps                                     182              186               252
                                                                 ------              ---            ------
     Total Specialty Pulp Products                                  520              514               540
                                                                 ------              ---            ------

Intersegment eliminations                                            (3)              (6)              (20)
                                                                 ------            -----            ------
     Total before dispositions                                    1,070            1,090             1,138
Dispositions                                                         34               88               122
                                                                 ------            -----            ------

         Total sales                                            $ 1,104           $1,178           $ 1,260
                                                                 ======            =====            ======

OPERATING INCOME

Timber and Wood Products                                        $   124           $  127           $   141
Specialty Pulp Products                                              56               57               103
Corporate and other                                                 (17)             (16)              (12)
                                                                 ------           ------            ------
     Total before dispositions                                      163              168               232
Dispositions                                                          3             (134)                2
                                                                 ------            -----            ------

         Total operating income                                 $   166           $   34           $   234
                                                                 ======            =====            ======

BUSINESS CONDITIONS

Rayonier's 1997 net income was $87 million, or $2.97 per share, compared to 1996 net income, excluding significant non-recurring items, of $79 million, or $2.63 per share. The 1997 results include a non-operating gain of $8 million ($6 million after-tax, or 19 cents per share) related to the sale of an interest in New Zealand timber assets. The improved 1997 results also reflect the absence of losses from the now-closed Port Angeles pulp mill, stronger lumber markets, lower minority interest, lower interest expense and a lower effective tax rate.

Rayonier's overall operating results are somewhat cyclical and driven by international economic factors. In 1997, approximately 49 percent of Rayonier sales were made to customers outside the U.S., down from 55 percent in 1996. Lower export sales following closure of the Port Angeles pulp mill on February 28, 1997, contributed to the reduction. In addition, weak Asian economies, together with a strengthening U.S. dollar, further reduced sales prices and volume on timber and log sales from the Northwest U.S. and New Zealand. Relatively high worldwide market pulp inventories during most of 1997 resulted in lower average pulp prices than in 1996.

In January 1998, the Company acquired the outstanding publicly traded minority interest in Rayonier Timberlands, L.P. (RTLP or the Partnership), a master limited partnership that owned and operated most of its U.S. timberlands business. As a result of the acquisition, Rayonier expects to recognize approximately 25 cents to 30 cents per share of incremental net income in 1998 based on its current perception of markets for timber harvested from the Partnership's timberlands.

A strategic assessment of the Company's specialty pulp business was completed early in 1997. Actions are underway to implement several significant profit improvement opportunities that were identified. Pulp production costs declined in 1997 as operating efficiency improved and certain key raw material and service costs fell. These general trends are expected to continue during 1998.

Rayonier's capital spending in 1997 and 1996 was focused on expansion of its New Zealand operations, quality and productivity improvements in Specialty Pulp Products and acquisitions and growth in the Timber and Wood Products businesses. These investments are expected to help moderate the cyclical effects of the pulp market cycle, improve bottom-of-the-cycle earnings and add value to existing assets. See Liquidity and Capital Resources.

During the fourth quarter of 1997 and early 1998, weakness in Asian markets placed additional price pressure on worldwide pulp markets, as well as timber and log markets in New Zealand and the Northwest U.S. Partially offsetting these effects are lower costs for many of the Company's raw materials, benefits from a lower New Zealand currency and a strong domestic U.S. market. The Company also is redirecting its marketing efforts toward stronger economies in North America, Europe and Latin America.

Unusually wet weather in the Southeast U.S. during the fourth quarter of 1997 and early 1998 is expected to raise Southeast U.S. fiber costs for both pulp and lumber facilities, which will affect results in 1998. The adverse impact of higher wood costs will be partially offset by increased prices for the Company's Southeast U.S. timber.

RESULTS OF OPERATIONS, 1997 VS. 1996

Sales and Operating Income
Sales declined 6 percent to $1.1 billion in 1997, reflecting the closure of the Port Angeles pulp mill on February 28, 1997, lower North American log trading volume and export prices, lower New Zealand log volume and lower Northwest U.S. timber selling prices, partially offset by higher lumber selling prices and volume. Operating income for the year was $166 million, rising from $34 million in 1996, due to the absence of the disposition charge of $125 million and operating losses associated with the Port Angeles pulp mill, and higher lumber selling prices and volume.

         Timber and Wood Products
         Sales of Timber and Wood Products declined 5 percent to $553 million, while operating income declined 2 percent to $124 million. Lower Northwest U.S. timber prices and New Zealand timber volume were partially offset by strong U.S. lumber selling prices and volume and favorable New Zealand exchange rates.

         Trading and merchandising sales were $259 million compared to $322 million in 1996. The 20 percent decline was primarily due to weakness in Asian wood markets, resulting in lower log prices and volume. Although sales declined, operating income improved slightly, principally due to favorable New Zealand exchange rates and margins.

         Timberlands management sales of $184 million decreased 6 percent from 1996, and operating income declined primarily due to weaker Northwest U.S. timber prices. Southeast U.S. timber volume improved due to a strong pulpwood market.

         Wood products sales increased 28 percent to $133 million in 1997 due to stronger U.S. lumber sales volume and prices and start-up of the medium-density fiberboard (MDF) business in New Zealand. Wood products operating income improved from 1996 due to higher lumber prices and volumes and lower conversion costs. The significant improvements experienced in lumber were partially offset by operating losses incurred in connection with the start-up of the New Zealand MDF business, as the Company increased production to commercial levels and developed markets in the Pacific Rim and Europe for its premium-quality Patinna(TM) brand. Operating losses from the MDF business are expected to continue in 1998.

         Specialty Pulp Products
         Sales of $520 million for the Company's Jesup and Fernandina pulp mills were slightly above the prior year level with lower selling prices more than offset by higher volume. Operating income of $56 million was $1 million below last year as lower average selling prices for both chemical cellulose and fluff pulp were mostly offset by higher pulp shipments and lower manufacturing costs. Pulp production costs declined to $612 per ton in 1997 from $639 in 1996.

         Intersegment
         Intersegment sales of $3 million in 1997 were less than the $6 million recorded in 1996 due to lower log sales from the Timber and Wood Products segment to the Specialty Pulp Products segment.

         Dispositions
         Dispositions results include the Company's Port Angeles pulp mill, permanently closed in February 1997, with product sales arising from inventory. Improved results over 1996 primarily reflect the absence of operating losses following the mill's closure. Sales were $34 million in 1997 compared to $88 million in 1996, and operating income in 1997 was $3 million compared to an operating loss in 1996 of $10 million, excluding closure charges.

Other Income/Expense
Interest expense for 1997 decreased $2 million to $26 million reflecting lower average debt levels primarily due to reduced investment in working capital. Capitalized interest relating to the Company's New Zealand MDF facility was $4.6 million in 1997 compared to $2.3 million in 1996.

Rayonier purchases forward exchange contracts to mitigate the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. The mark-to-market loss on these contracts included in "Interest and miscellaneous (expense) income, net," was $3 million in 1997, as compared to a mark-to-market gain of $6 million in 1996. In 1997 the movement of the New Zealand/U.S. dollar exchange rate from 0.71 on January 1, 1997, to 0.58 on December 31, 1997, had a favorable effect of $5 million on the Company's New Zealand operating income, as compared to a negative impact of $2 million in 1996 when the New Zealand currency strengthened.

From time to time the Company opportunistically sells non-strategic assets to maximize value from its asset mix. During the fourth quarter of 1997, the Company sold a 75 percent interest in two New Zealand forests (12,100 acres) to a timber investment fund and purchased a 25 percent stake in two other New Zealand forests (3,700 acres) from the same fund in a transaction that resulted in net cash proceeds to the Company of $11.7 million. As a result, a pretax gain of $8.4 million, $5.6 million after-tax, or 19 cents per share, was realized. Rayonier has management and marketing responsibilities for the joint venture, which involves 15,800 acres of timber on New Zealand's North Island.

Minority interest in the earnings of Rayonier Timberlands, L.P. decreased $2 million to $26 million in 1997 due to lower Partnership earnings, primarily reflecting lower Northwest U.S. timber prices.

Income Taxes
The effective tax rate for 1997 was 27.6 percent compared to 29.1 percent in 1996, excluding the tax benefits for two significant non-cash charges (see Dispositions and Discontinued Operations), which were recorded at statutory rates. These effective tax rates are below the U.S. statutory rates, primarily resulting from the lower rates in effect for foreign subsidiaries. Additionally, 1997 reflects both research and investment tax credits and foreign exchange translation gains while the prior year includes certain tax benefits recognized in 1996 that pertained to prior years.

Acquisition of Minority Interest in RTLP
In January 1998, Rayonier exercised its right to acquire all of the 5,060,000 publicly traded Class A Units of RTLP for a cash purchase price of $13.00 per unit in accordance with the terms of the RTLP Partnership Agreement. Rayonier's income statement in the future will reflect the elimination of a minority interest deduction and a reduction in selling and general expenses offset somewhat by added timber cost depletion and interest expense associated with the $66 million cost of acquiring the Class A Units. The acquisition will be accounted for under the purchase method and was financed by the utilization of existing credit facilities.

RESULTS OF OPERATIONS, 1996 VS. 1995

Sales and Operating Income
Sales declined 7 percent to $1.18 billion in 1996, reflecting lower fluff and specialty paper pulp prices as well as reduced North American log trading volume and lower New Zealand log pricing. Operating income for the year was $34 million, down from $234 million in 1995, due to the disposition charge of $125 million associated with the closure of the Port Angeles pulp mill and lower fluff pulp pricing.

         Timber and Wood Products
         Sales of Timber and Wood Products declined 6 percent to $582 million, and operating income declined 10 percent to $127 million. The declines were due to lower export log volumes and margins, and lower timber prices, partially offset by significantly improved wood products results. In 1996, the New Zealand operations were divided into separate trading and timberlands management organizations that are now reported as distinct lines of business.

         Trading and merchandising sales declined 18 percent to $322 million due to lower North American log trading volume and operating income declined due to weakness in Asian wood markets.

         Timberlands management sales of $196 million, including additional timber sales of $37 million from New Zealand activity, increased 17 percent from 1995 while operating income declined as lower timber prices in both the Northwest and Southeast regions, resulting from weak export and domestic log markets, offset increased harvest activity in the Northwest.

         Wood products sales increased 39 percent in 1996, and operating results improved significantly due to higher lumber prices and volumes, lower raw material costs and improved conversion costs.

         Specialty Pulp Products
         Sales of $514 million for the Company's Jesup and Fernandina pulp mills were $26 million lower than 1995 and operating income of $57 million declined $46 million from the prior year due to significantly lower fluff and specialty paper pulp selling prices and unfavorable sales mix. These impacts were partially offset by higher average chemical cellulose prices and improved production costs.

         Intersegment
         Intersegment sales of $6 million in 1996 were less than the $20 million recorded in 1995 due to lower log sales from the Timber and Wood Products segment to the Specialty Pulp Products and Dispositions segments.

         Dispositions
         Full year sales from the Port Angeles pulp mill of $88 million were $34 million below the prior year due to curtailed production as a result of lower market prices. An operating loss, prior to closure charges, of $10 million was $12 million worse than the prior year.

         During the fourth quarter of 1996, Rayonier recorded a disposition charge of $79 million after-tax, or $2.63 per share, primarily related to the planned closure of the Port Angeles pulp mill on February 28, 1997. The pretax charge of $125 million included a $77 million loss on disposal of mill assets with a net book value of $84 million, accruals of $40 million for severance, relocation, demolition, environmental cleanup and other items associated with the disposition, and $8 million for loss on disposal of other non-strategic assets. The liquidation of working capital and tax benefits associated with the closure offset cash closure costs. Dismantling began in 1997 and is expected to be substantially completed in 1998.

Other Income/Expense
Interest expense for 1996 decreased $6 million to $28 million as a result of lower average debt, lower interest rates and higher capitalized interest.

Rayonier purchases forward exchange contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. The net gain on these contracts, which is included in "Interest and miscellaneous (expense) income, net," was $6 million in 1996 compared to $1 million for 1995. In 1996, movement of the New Zealand/U.S. dollar exchange rate had an adverse effect on the Company's New Zealand operating income of $2 million. The exchange rate increased from 0.65 on January 1, 1996, to 0.71 on December 31, 1996.

A 1995 non-operating gain related to the sale of a 75 percent interest in approximately 9 percent of the Company's New Zealand timber holdings to a timber investment fund. The transaction resulted in a pretax gain of $35 million, $24 million after-tax, or 80 cents per share.

Minority interest in the earnings of RTLP decreased $2 million to $27 million due to lower Partnership earnings resulting from lower timber prices in both the Southeast and Northwest regions of the U.S., partially offset by volume increases.

Income Taxes
Excluding the tax benefits for the two significant non-cash charges which were booked at statutory rates, the effective tax rate for 1996 was 29.1 percent and reflected the 1996 recognition of a tax asset related to a prior year transaction following resolution of various uncertainties. The 1995 effective tax rate of 31.6 percent reflected the benefits of foreign source income and tax credits on exported pulp sales.

Discontinued Operations
In the fourth quarter of 1996, the Company adopted Statement of Position 96-1 "Environmental Remediation Liabilities" issued by the American Institute of Certified Public Accountants. Adoption of the pronouncement resulted in a cash neutral pretax charge of $155 million ($98 million after-tax, or $3.28 per share). The Company's annual cash flow was not impacted by the adoption of the accounting pronouncement.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities in 1997 was $253 million, or approximately $9 per share, up $17 million from 1996. The favorable change was primarily due to higher net income and reduced working capital requirements. This cash flow financed capital expenditures of $137 million, dividends of $35 million and the repurchase of Common Shares of $48 million.

Cash from operating activities in 1996 increased $23 million over 1995 levels to $236 million. Cash from operating activities helped finance capital expenditures of $187 million, dividends of $34 million, the repurchase of Common Shares of $17 million and repayment of borrowings of $17 million.

The Company's cash tax payments were reduced in 1996 and 1997 as a result of transactions undertaken by the Company to control environmental remediation and monitoring costs, and certain benefits relating to the Port Angeles pulp mill closure.

In 1996, the Company began a Common Share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. This program limits the number of shares that may be repurchased each year to the greater of 1.5 percent of the Company's outstanding shares or the number of incentive shares actually issued to employees during the year. In February 1997, the Company announced a one-year increase in the share repurchase program. The Company repurchased 1,123,500 shares at an average cost of $43.08 for $48 million as compared to 437,800 shares repurchased in 1996 at an average cost of $37.74 for $17 million.

In 1997, EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) was $237 million, or $8.07 per share, up $1 million from 1996. In 1996, EBITDA was $236 million, or $7.86 per share, compared to $303 million, or $10.10 per share, in 1995. Free cash flow (defined as income from continuing operations plus depreciation, depletion and amortization, deferred income taxes and changes in working capital, less custodial capital spending and prior-year dividend levels) increased $3 million to $122 million in 1997.

Debt declined $7 million in 1997 to $426 million. The year-end debt-to-capital ratio of 40 percent is slightly lower than prior year-end. At December 31, 1995, debt was $450 million, or 37 percent of capital. The percentage of debt with fixed interest rates was 50 percent as of December 31, 1997 and 1996, and 48 percent in 1995. In addition, at December 31, 1997, the Company had outstanding interest rate swap agreements that effectively converted $125 million of floating rate obligations to fixed rates ranging from 5.35 to 5.39 percent. The agreements commenced in January 1996 and matured in January 1998. In January 1998, the acquisition of the minority interest in RTLP for approximately $66 million increased the debt-to-capital ratio to approximately 44 percent.

The most restrictive long-term debt covenant in effect at December 31, 1997, provided that the ratio of total debt to EBITDA not exceed 4 to 1. As of December 31, 1997, the ratio was 1.9 to 1. In addition, $361 million of retained earnings was unrestricted as to the payment of dividends.

Capital spending of $137 million in 1997 included $34 million for the Company's New Zealand MDF facility (total cost of $115 million), which was completed in the third quarter, and $12 million for advanced automation and control systems in the pulp mills. Rayonier expects to invest $250-$300 million in capital projects during the two-year period 1998-1999. Capital projects include profit improvement, custodial capital, sawmill modernization, timberlands reforestation and various projects to comply with new environmental laws and requirements. As new environmental regulations are promulgated, additional capital spending may be required to ensure continued compliance with environmental standards.
See Environmental Regulation.

The Company has unsecured credit facilities totaling $300 million, which are used for direct borrowings of $25 million and as support for $56 million of outstanding commercial paper. As of December 31, 1997, Rayonier had $219 million available under its revolving credit facilities. (In January 1998, approximately $66 million of these facilities was utilized to acquire the minority interest in RTLP.) In addition, the Company has on file with the Securities and Exchange Commission shelf registration statements to offer $100 million of new public debt securities, after the issuance of an additional $41 million of medium-term notes in February 1998.

The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

ENVIRONMENTAL REGULATION

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal that, in the opinion of management, will require substantial expenditures over the next 10 years. During 1997, 1996 and 1995 Rayonier spent approximately $4 million, $6 million and $1 million, respectively, for capital projects related to environmental compliance for ongoing operations. During the two-year period 1998-1999, Rayonier expects to spend approximately $35 million on such capital projects.

During 1997, the Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions but, due to the specialty nature of Rayonier's products and operations, postponed finalizing water discharge rules governing the Company's pulp mills. The Company continues to work with the EPA to establish appropriate water discharge rules for the pulp mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next three to five years associated with environmental regulations will not exceed $30 million at the Fernandina pulp mill and $50 million at the Jesup pulp mill.

Over the past several years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl and the marbled murrelet as threatened species under the Endangered Species Act. These restrictions have caused Rayonier to restructure and reschedule some of its harvest plans. In addition, several runs of salmon are expected to be listed as threatened or endangered within the next year, and rules implemented to protect them. Rayonier and other members of the forest products industry in Washington state are currently engaged in negotiations with regulatory agencies to obtain a predictable plan to protect fish and water. Such efforts are ongoing and, in the opinion of management, will not have a material impact on the Company's consolidated financial position or results of operations.

Dispositions and discontinued operations include Rayonier's Port Angeles, WA, pulp mill which was closed on February 28, 1997; its interest in the Grays Harbor, WA, pulp and paper complex which was closed in 1992; its wholly owned subsidiary, Southern Wood Piedmont Company, which ceased operations in 1986; and other miscellaneous assets held for disposition. Rayonier currently estimates that expenditures for environmental remediation and monitoring costs for all dispositions and discontinued operations during 1998-1999 will total approximately $29 million. Such costs will be charged against Rayonier's reserves for estimated environmental obligations (including monitoring and remediation costs) to be incurred over the next 25-30 years with respect to dispositions and discontinued operations. At December 31, 1997, these reserves totaled approximately $199 million. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. The Company believes that any future changes in estimates, if necessary, will not materially affect its consolidated financial condition or results of operations.

YEAR 2000 COMPLIANCE

Rayonier believes its information systems will be compliant with year 2000 requirements as a result of normal, planned upgrades, without incurring a material incremental cost.

SAFE HARBOR

Except for the information about past operations and results, the comments in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: competitive products and pricing, as well as fluctuations in demand, particularly for specialty fluff pulps and for export and domestic logs and wood products, including MDF; the impact of such market factors on the Company's timber sales in the U.S. and New Zealand; the impact of Asia market conditions on prices and volumes; production costs for specialty pulps, particularly for raw materials and chemicals; governmental policies and regulations affecting the environment, import and export controls and taxes; and interest rate and currency movements.

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

None


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

     3. See Exhibit Index on pages B, C, D and E for a list of the exhibits filed or incorporated herein as part of this report.

(b)  Reports on Form 8-K:

     1. Rayonier Inc. filed a Current Report on Form 8-K on January 16, 1998 announcing its election to purchase all of the 5,060,000 outstanding Class A Depositary Units of Rayonier Timberlands, L.P. in January 1998 for a cash purchase price of $13.00 per unit.

                              REPORT OF MANAGEMENT



To Our Shareholders

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

Rayonier's internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in policies, procedures and a written code of conduct that are communicated to Rayonier's employees. Management continually monitors the system of internal controls for compliance. Rayonier's independent public accountants, Arthur Andersen LLP, evaluate and test internal controls as part of their annual audit and make recommendations for improving internal controls. Management takes appropriate action in response to each recommendation. The Board of Directors and the officers of Rayonier monitor the administration of Rayonier's policies and procedures and the preparation of financial reports.

                                            RONALD M. GROSS
                                            Chairman and Chief Executive Officer

                                            GERALD J. POLLACK
                                            Senior Vice President and
                                              Chief Financial Officer




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Rayonier Inc.

We have audited the accompanying consolidated financial statements of Rayonier Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, as described in the Index to Financial Statements. These financial statements are the responsibility of Rayonier's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 21, 1998

                                             RAYONIER INC. AND SUBSIDIARIES
                                           STATEMENTS OF CONSOLIDATED INCOME

                                            For the Year Ended December 31,
                                     (Thousands of dollars, except per share data)

                                                                1997                    1996                    1995
                                                            -----------             -----------             -----------
SALES                                                       $ 1,104,228             $ 1,178,040             $ 1,260,492
                                                            -----------             -----------             -----------

Costs and expenses

      Cost of sales                                             902,734                 981,337                 994,982

      Selling and general expenses                               42,410                  39,409                  37,043

      Other operating (income) expense, net                      (7,046)                 (1,210)                 (5,210)

      Provision for dispositions                                     --                 124,587                      --
                                                            -----------             -----------             -----------

                                                                938,098               1,144,123               1,026,815
                                                            -----------             -----------             -----------

OPERATING INCOME                                                166,130                  33,917                 233,677

Interest expense                                                (25,868)                (27,662)                (33,615)

Interest and miscellaneous (expense) income, net                 (2,490)                  7,762                   3,131

Gains from sale of assets                                         8,395                      --                  34,763

Minority interest                                               (25,520)                (27,474)                (29,897)
                                                            -----------             -----------             -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                       120,647                 (13,457)                208,059

      Income tax (expense) benefit                              (33,328)                 13,297                 (65,711)
                                                            -----------             -----------             -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                         87,319                    (160)                142,348

      Provision for discontinued operations, net                     --                 (98,239)                     --
                                                            -----------             -----------             -----------

NET INCOME (LOSS)                                           $    87,319             $   (98,399)            $   142,348
                                                            ===========             ===========             ===========

BASIC EPS
Continuing operations                                       $      3.03             $       (--)            $      4.81
Discontinued operations                                              --                   (3.28)                     --
                                                            -----------             -----------             -----------
Net income (loss)                                           $      3.03             $     (3.28)            $      4.81
                                                            ===========             ===========             ===========


DILUTED EPS
Continuing operations                                       $      2.97             $       (--)            $      4.75

Discontinued operations                                              --                   (3.28)                     --
                                                            -----------             -----------             -----------
Net income (loss)                                           $      2.97             $     (3.28)            $      4.75
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


                                           RAYONIER INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                 As of December 31,
                                               (Thousands of dollars)



                                                       ASSETS

                                                                                 1997                       1996
                                                                            -------------              ---------
CURRENT ASSETS

      Cash and short-term investments                                       $      10,661             $        3,432
      Accounts receivable, less allowance for doubtful
            accounts of $4,481 and $4,674                                         115,704                    123,435
      Inventories                                                                 114,148                    154,914
      Timber purchase agreements                                                   31,758                     31,416
      Other current assets                                                         13,955                     13,223
      Deferred income taxes                                                        24,288                     23,168
                                                                            -------------              -------------

            Total current assets                                                  310,514                    349,588


OTHER ASSETS                                                                       55,791                     50,026

TIMBER PURCHASE AGREEMENTS                                                         28,248                     23,341

TIMBER, TIMBERLANDS AND LOGGING ROADS,
      NET OF DEPLETION AND AMORTIZATION                                           497,110                    490,298


PROPERTY, PLANT AND EQUIPMENT

      Land, buildings, machinery and equipment                                  1,266,431                  1,190,786
      Less - accumulated depreciation                                             562,536                    506,308
                                                                            -------------              -------------

                                                                                  703,895                    684,478
                                                                            -------------              -------------

                                                                           $    1,595,558             $    1,597,731
                                                                            =============              =============


                         The accompanying Notes to Consolidated Financial Statements are an
                                   integral part of these consolidated statements.


                                           RAYONIER INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                 As of December 31,
                                               (Thousands of dollars)



                                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 1997                       1996
                                                                            -------------              ---------
CURRENT LIABILITIES

      Accounts payable                                                      $      74,269             $       87,609
      Bank loans and current maturities                                             4,194                      2,243
      Accrued taxes                                                                10,973                     11,497
      Accrued payroll and benefits                                                 18,694                     18,340
      Accrued interest                                                              6,076                      5,154
      Other current liabilities                                                    66,085                     55,976
      Current reserves for dispositions and discontinued operations                26,247                     40,003
                                                                            -------------              -------------

            Total current liabilities                                             206,538                    220,822

DEFERRED INCOME TAXES                                                             113,442                     89,484

LONG-TERM DEBT                                                                    421,325                    430,667

NON-CURRENT RESERVES FOR DISPOSITIONS AND
      DISCONTINUED OPERATIONS                                                     172,615                    183,975

OTHER NON-CURRENT LIABILITIES                                                      31,997                     30,529

MINORITY INTEREST                                                                  16,959                     18,864

SHAREHOLDERS' EQUITY

      Common Shares, 60,000,000 shares authorized,
            28,283,634 and 29,282,455 shares issued
            and outstanding                                                       102,175                    145,679

      Retained earnings                                                           530,507                    477,711
                                                                            -------------              -------------

                                                                                  632,682                    623,390
                                                                            -------------              -------------

                                                                           $    1,595,558             $    1,597,731
                                                                            =============              =============


                         The accompanying Notes to Consolidated Financial Statements are an
                                   integral part of these consolidated statements.



                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                         For the Year Ended December 31,
                             (Thousands of dollars)

                                                                                1997                  1996                  1995
                                                                              ---------             ---------             ---------
OPERATING ACTIVITIES

Net income (loss)                                                             $  87,319             $ (98,399)            $ 142,348
Non-cash items included in income
      Depreciation, depletion and amortization                                   99,309                96,910                95,988
      Deferred income taxes                                                      14,045               (80,235)               16,617
      Write-off of property, plant and equipment                                  2,100                94,164                    --
      Reserve for dispositions and discontinued operations                           --               192,623                    --
      Disposition of New Zealand timber assets                                    4,634                    --                 9,440
Increase in other non-current liabilities                                         1,468                 5,325                 1,509
Change in accounts receivable, inventories and accounts payable                  35,157                 2,678               (55,645)
(Increase) decrease in current timber purchase agreements                          (342)               16,025                (2,126)
(Increase) decrease in other current assets                                        (732)                2,189                (2,720)
Increase in accrued liabilities                                                  10,861                 9,261                12,156
Reduction in reserves for dispositions                                             (900)               (5,000)               (4,933)
                                                                              ---------             ---------             ---------
      CASH FROM OPERATING ACTIVITIES                                            252,919               235,541               212,634
                                                                              ---------             ---------             ---------

INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
      of $4,691 , $11,544 and $3,931                                           (132,272)             (175,200)             (139,395)
Expenditures for dispositions and discontinued operations,
      net of tax benefits of $8,793, $1,185 and $5,493                          (15,423)               (2,049)               (9,352)
Change in timber purchase agreements and other assets                           (10,672)               (1,433)                3,232
                                                                              ---------             ---------             ---------
      CASH USED FOR INVESTING ACTIVITIES                                       (158,367)             (178,682)             (145,515)
                                                                              ---------             ---------             ---------

FINANCING ACTIVITIES

Issuance of debt                                                                342,226                40,472                35,437
Repayments of debt                                                             (349,617)              (57,298)              (68,923)
Dividends paid                                                                  (34,523)              (34,229)              (29,629)
Repurchase of Common Shares                                                     (48,396)              (16,522)                   --
Issuance of Common Shares                                                         4,892                 3,169                 1,451
(Decrease) increase in minority interest                                         (1,905)                   49                (3,701)
                                                                              ---------             ---------             ---------
      CASH USED FOR FINANCING ACTIVITIES                                        (87,323)              (64,359)              (65,365)
                                                                              ---------             ---------             ---------

CASH AND SHORT-TERM INVESTMENTS

Increase (decrease) in cash and short-term investments                            7,229                (7,500)                1,754
Balance, beginning of year                                                        3,432                10,932                 9,178
                                                                              ---------             ---------             ---------
Balance, end of year                                                          $  10,661             $   3,432             $  10,932
                                                                              =========             =========             =========

Supplemental disclosures of cash flow information Cash paid during the year for:
      Interest                                                                $  29,951             $  30,440             $  34,208
                                                                              =========             =========             =========
      Income taxes                                                            $   8,671             $   7,462             $  41,760
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

TIMBER AND WOOD PRODUCTS

Rayonier owns, leases or controls approximately 1.5 million acres of timberlands in the U.S. and New Zealand. The Company also purchases and harvests timber and purchases logs, lumber and wood panel products, primarily in North America and New Zealand, for subsequent sale into export markets (primarily Japan, Korea and China), as well as to domestic customers. Rayonier operates three lumber manufacturing facilities in the U.S. that produce dimension and custom lumber products for residential construction and industrial uses, and a medium-density-fiberboard (MDF) facility in New Zealand that produces premium grade MDF sold into Pacific Rim and European markets. The MDF facility began commercial operation on October 1, 1997.

SPECIALTY PULP PRODUCTS

Rayonier is a leading specialty manufacturer of high-grade chemical cellulose, often called dissolving pulp, from which customers produce a wide variety of products, including textiles, industrial and filtration fibers, plastics and other chemical intermediate products. Rayonier also manufactures fluff pulps that customers use to produce diapers and other sanitary products, and specialty paper pulps used in the manufacture of products such as filters and decorative laminates. With the closure of the Port Angeles, WA, pulp mill on February 28, 1997, the Company now operates two pulp mills in the U.S. at Jesup, GA, and Fernandina Beach, FL, with an aggregate annual capacity of 700,000 metric tons. Over half of Rayonier's pulp production is sold to export customers, primarily in Europe and Asia.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of manufactured pulp and MDF products is determined on the first-in, first-out (FIFO) basis. Other products are generally valued on an average cost basis. Inventory costs include material, labor and manufacturing overhead. Physical counts of inventories are made at least annually. Potential losses from obsolete, excess or slow-moving inventories are provided currently.

TIMBER PURCHASE AGREEMENTS AND TIMBER-CUTTING CONTRACTS

Rayonier purchases timber for use in its log trading, pulp and wood products businesses. The purchases are classified as current for timber expected to be harvested within one year of the balance sheet date. The remainder is classified as a non-current asset.

Rayonier evaluates the realizability of timber purchases and timber-cutting contracts based on the estimated aggregate cost of such harvests and the sales values to be realized. Losses are recorded in the period that a determination is made that the aggregate harvest costs in a major operating area will not be fully recoverable.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment additions are recorded at cost, which includes applicable freight, taxes, interest, construction and installation costs. Interest capitalized in connection with major construction projects, primarily the New Zealand MDF facility, amounted to $5,005, $2,664, and $1,346 during 1997, 1996 and 1995, respectively. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value, with no gain or loss recognized. Gains and losses with respect to any significant and unusual retirements of assets are included in operating income.

DEPRECIATION

Pulp and MDF manufacturing facilities are generally depreciated using the units of production method. Depreciation on buildings and other equipment is provided on a straight-line basis over the useful economic lives of the assets involved. Rayonier normally claims the maximum depreciation deduction allowable for tax purposes.

RESEARCH AND DEVELOPMENT

Significant costs are incurred for research and development programs expected to contribute to the profitability of future operations. Such costs are expensed as incurred. Research and development expenditures amounted to $9,656, $11,000, and $8,442 in 1997, 1996 and 1995, respectively.

INCOME TAXES

Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. Additional U.S. income taxes have not been provided on approximately $82 million of undistributed foreign earnings as the Company intends to permanently reinvest such earnings in expanding foreign operations.

FOREIGN CURRENCY TRANSLATION

For significant foreign operations, including Rayonier's New Zealand-based operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Non-monetary assets such as inventories, timber and property, plant and equipment are translated at historical exchange rates. Income and expense items are translated at average exchange rates prevailing during the year, except that inventories, depletion and depreciation charged to operations are translated at historical rates. Exchange gains and losses arising from translation are recognized currently in "Other operating (income) expense, net."

EARNINGS (LOSS) PER COMMON SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and restated earnings per share reported in all prior periods to conform with current requirements.

The following table provides details of the calculation of basic and diluted EPS for 1997, 1996 and 1995.

                                                                    1997                     1996                     1995
                                                                -----------            ---------------             -----------
            Income (loss) from continuing operations            $    87,319            $          (160)            $   142,348
                                                                ===========            ===============             ===========

            Shares used for determining basic EPS                28,820,115                 29,978,012              29,624,049

            Dilutive effect of:
                     Stock options                                  389,131                          *                 175,834
                     Contingent shares                              221,250                          *                 183,000
                                                                -----------            ---------------             -----------
Shares used for determining diluted EPS                          29,430,496                 29,978,012              29,982,883
                                                                ===========            ===============             ===========

            Basic EPS-continuing operations                     $      3.03            $           (--)            $      4.81
                                                                ===========            ===============             ===========
            Diluted EPS-continuing operations                   $      2.97            $           (--)            $      4.75
                                                                ===========            ===============             ===========

* Outstanding stock options and contingent shares would be antidilutive in 1996 and therefore were excluded.

3.  SUBSEQUENT EVENT (RAYONIER TIMBERLANDS, L.P.)

In 1985, Rayonier transferred substantially all of its U.S. timberlands business to Rayonier Timberlands, L.P., a master limited partnership, in exchange for 20 million Class A and 20 million Class B Depository Units. Thereafter, Rayonier offered and sold 5.06 million Class A Units (25.3 percent) to the public. Class A Units participate principally in the revenues and costs associated with RTLP's sales of timber through the Initial Term, that will end on December 31, 2000, and to a significantly lesser extent in subsequent periods.

In January 1998, Rayonier exercised its right to acquire all of the publicly traded Class A Units for a cash purchase price of $13.00 per unit. The acquisition will be accounted for under the purchase method and was financed by the utilization of existing credit facilities.

RTLP is included in the consolidated financial statements. The following table summarizes the sales and operating income of RTLP, for the three years ended December 31, 1997, by region.

                                                                1997                    1996                    1995
                                                                ----                    ----                    ----
            SALES
                    Northwest U.S.                     $      80,570           $      91,691           $      95,168
                    Southeast U.S.                            58,555                  56,215                  65,100
                                                       -------------           -------------           -------------
                                                       $     139,125           $     147,906           $     160,268
                                                        ============            ============            ============
            OPERATING INCOME
                    Northwest U.S.                     $      58,970           $      68,083           $      73,393
                    Southeast U.S.                            46,440                  44,849                  51,693
                    Corporate and other                       (1,711)                 (1,715)                 (1,778)
                                                       -------------           -------------           -------------
                                                       $     103,699           $     111,217           $    123,308
                                                        ============            ============            ============

4.  INCOME TAXES

The provision for income taxes consists of the following:

                                                             1997                   1996                  1995
                                                         -----------            ------------          --------
            CURRENT
                    U.S. federal                       $       6,531           $       5,446         $      36,564
                    State and local                            1,292                   2,290                 2,779
                    Foreign                                    1,709                   1,596                 4,258
                                                         -----------            ------------          ------------
                                                               9,532                   9,332                43,601
                                                         -----------            ------------          ------------
            DEFERRED
                    U.S. federal                              24,652                 (70,108)               12,386
                    State and local                              540                  (6,469)                1,081
                    Foreign                                   (1,396)                 (2,813)                8,643
                                                         -----------            ------------          ------------
                                                              23,796                 (79,390)               22,110
                                                        ------------            ------------          ------------
                                                       $      33,328           $     (70,058)        $      65,711
                                                        ============            ============          ============

Deferred income taxes represent the tax effects related to recording revenues and expenses in different periods for financial reporting and tax return purposes. Deferred tax assets (liabilities) at December 31, 1997 and 1996 were related to the following principal timing differences:

                                                                                       1997                  1996
                                                                                 --------------         --------------
                    Accelerated depreciation and depletion                      $      (133,521)       $     (130,586)
                    Reserves for dispositions and discontinued operations                39,907                69,601
                    All other, net                                                        4,460                (5,331)
                                                                                 --------------         -------------
                                                                                $       (89,154)       $      (66,316)
                                                                                 ==============         =============

A reconciliation of the income tax provision at the U.S. statutory rate to the reported income tax provision follows:

                                                                     1997           1996            1996*          1995
                                                                   --------       --------        --------       --------
            Income tax provision at U.S. statutory rate            $ 42,226       $(58,960)       $ 38,896       $ 72,821
            State and local taxes, net of federal tax benefit         1,191         (2,716)          1,806          2,509
            Foreign operations                                       (5,647)        (4,988)         (4,988)        (4,697)
            Foreign sales corporations                               (2,200)        (2,391)         (2,391)        (3,816)
            Research and development tax credits                     (1,675)            --              --             --
            All other, net                                             (567)        (1,003)         (1,003)        (1,106)
                                                                   --------       --------        --------       --------

            Provision for income taxes - reported                  $ 33,328       $(70,058)       $ 32,320       $ 65,711
                                                                   ========       ========        ========       ========

            Effective tax rate - %                                     27.6          (41.6)           29.1           31.6

* Excludes the tax benefits of $102 million for the two significant non-cash charges in 1996.

5.  INVENTORIES

Rayonier's inventories included the following at December 31, 1997 and 1996:

                                                                                 1997                    1996
                                                                             ------------            ------------

            Finished goods                                                 $       51,398           $      68,441
            Work in process                                                        17,491                  20,128
            Raw materials                                                          19,740                  39,650
            Manufacturing and maintenance supplies                                 25,519                  26,695
                                                                             ------------            ------------
                                                                           $      114,148           $     154,914
                                                                             ============            ============

6.  RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions and discontinued operations include Rayonier's Port Angeles, WA, pulp mill, which was closed on February 28, 1997; its interest in the Grays Harbor, WA, pulp and paper complex which was closed in 1992; its wholly owned subsidiary, Southern Wood Piedmont Company, which ceased operations in 1986; and other miscellaneous assets held for disposition.

In the fourth quarter of 1996, Rayonier recorded a disposition charge of $79 million after-tax, or $2.63 per share, primarily related to the closure of the Port Angeles pulp mill. The Company concluded that the mill was not competitive in world markets because of long-term high wood costs due to federal environmental restrictions on Northwest timber harvests, viscose pulp capacity additions in lower cost regions of the world and anticipated large expenditures for new environmental regulations. The $125 million pretax charge included a $77 million loss on disposal of mill assets with a net book value of $84 million, accruals of $40 million for severance, relocation, demolition, environmental cleanup and other items associated with the disposition, and $8 million for loss on disposal of other non-strategic assets. Dismantling and demolition of the mill began in 1997 and is expected to be substantially completed in 1998. During 1997, Port Angeles pulp product sales contributed $3 million to operating income.

In the fourth quarter of 1996, the Company also adopted Statement of Position 96-1 "Environmental Remediation Liabilities" issued by the American Institute of Certified Public Accountants. The statement specifically identified future, long-term monitoring and administration expenditures as remediation liabilities that need to be accrued on the balance sheet as an existing obligation. Adoption of the pronouncement resulted in a cash neutral pretax charge of $155 million, $98 million after-tax, or $3.28 per share. Although the Company had already accrued for cleanup and closure remediation liabilities associated with its Southern Wood Piedmont Company (SWP) wood treating business (discontinued in
1986), the cash expenditures for monitoring and administration activities of approximately $4 million pretax, or 8 cents per share, had been expensed as incurred in 1995 and 1996. These monitoring costs are expected to continue on an annual basis, plus inflation, for approximately 25-30 years as mandated by state and federal regulations. The Company's annual cash flow was not impacted by adoption of the accounting pronouncement.

As of December 31, 1997 and 1996, Rayonier had $11.5 million of receivables from insurance claims included in "Other assets." Such receivables represent the Company's claim for reimbursements in connection with property damage settlements relating to SWP's discontinued wood preserving operations.

Rayonier currently estimates that expenditures during 1998-1999 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $29 million. Such costs will be charged against Rayonier's reserves for estimated environmental obligations (including monitoring and remediation costs) to be incurred over the next 25-30 years with respect to dispositions and discontinued operations. At December 31, 1997, these reserves totaled approximately $199 million. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. The Company believes that any future changes in estimates, if necessary, will not materially affect its consolidated financial condition or results of operations.

7.  GAINS FROM SALE OF ASSETS

From time to time Rayonier opportunistically sells non-strategic assets to maximize value from its asset mix. In December 1997, the Company sold a 75 percent interest in approximately 6 percent of its timber holdings in New Zealand to a timber investment fund advised by UBS Resource Investments Int'l. Rayonier acquired a 25 percent interest in two forests owned by the investment fund. Rayonier received net cash proceeds of $11.7 million and recorded a pretax gain of $8.4 million, $5.6 million after-tax, or 19 cents per share. In September 1995, the Company sold a 75 percent interest in approximately 9 percent of its New Zealand timber holdings to the timber investment fund as part of a similar joint venture with the Company. The transaction resulted in a pretax gain of $34.8 million, $23.9 million after-tax, or 80 cents per share. Rayonier has marketing and management responsibilities for both joint ventures.

8.  DEBT

Rayonier's debt included the following at December 31, 1997 and 1996:

                                                                                     1997                          1996
                                                                                 ------------                  ------------
            Short-term bank loans at a weighted average rate of 6.37%           $     123,352                 $      15,514
            Commercial paper at discount rates of 6.00% to 6.13%                       56,000                       135,000
            Medium-term note due 1998 at a variable interest rate of 6.2%              33,000                        67,000
            Medium-term notes due 1998-1999 at fixed interest rates
                  of 5.84% to 6.16%                                                    16,000                        16,000
            7.5% notes due 2002                                                       110,000                       110,000
            Pollution control and industrial revenue bonds due
                  1998-2015 at fixed interest rates of 5.2% to 8.0%                    86,830                        88,910
            All other                                                                     337                           486
                                                                                 ------------                  ------------

            Total debt                                                                425,519                       432,910

            Less:
            Short-term bank loans                                                       1,852                            14
            Current maturities                                                          2,342                         2,229
                                                                                 ------------                  ------------

            Long-term debt                                                      $     421,325                 $     430,667
                                                                                 ============                  ============

Rayonier has revolving credit agreements with a group of banks that provide the Company with unsecured credit facilities totaling $300 million and expiring in 2002. The revolving credit facilities are used for direct borrowings and as credit support for a commercial paper program. As of December 31, 1997, the Company had $56 million of outstanding commercial paper, $25 million of direct borrowings and $219 million of available borrowings under its revolving credit facilities.

On March 29, 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 covering $150 million of new debt securities. The registration statement also served as a post-effective amendment to a 1992 registration statement, which, as amended, permitted Rayonier to offer up to $174 million of medium-term notes. On August 18, 1994, Rayonier issued $100 million of variable rate medium-term notes. An additional $33 million of medium-term notes were issued in 1995 to replace maturing notes. The note outstanding as of December 31, 1997, matures in 1998 and bears interest at a variable rate of three-month LIBOR plus 0.29 percent. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, Rayonier may offer up to $141 million of new public debt securities.

Required repayments of debt are as follows:

                  1998                            $       4,194
                  1999                                   17,475
                  2000                                    2,420
                  2001                                    2,185
                  2002                                  323,810
                  2003-2015                              75,435
                                                    -----------
                                                  $     425,519
                                                  =============

Medium-term notes, commercial paper and short-term bank loans totaling $211.5 million are classified as long-term debt because the Company has the ability and intends to refinance such maturities through continued short-term borrowings, available committed credit facilities or long-term borrowings. The most restrictive long-term debt covenant in effect at December 31, 1997, provided that the ratio of total debt to EBITDA not exceed 4 to 1. As of December 31, 1997, the ratio was 1.9 to 1. In addition, $361 million of retained earnings was unrestricted as to the payment of dividends.

9.  FINANCIAL INSTRUMENTS

INTEREST RATE SWAPS

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

At December 31, 1997, the Company had interest rate swap agreements with a total notional value of $125 million, expiring January 2, 1998. The agreements effectively convert floating rate obligations to fixed rates ranging from 5.35 to 5.39 percent. The Company has another interest rate swap agreement with a total notional value of $50 million effective for the period January 2, 1998, through December 31, 1998, and fixing rates at 6.45 percent. If the Company were to terminate its existing interest rate swap agreements, any resulting gain or loss would be deferred and recognized over the remaining life of the related debt.

FOREIGN CURRENCY CONTRACTS

Rayonier enters into forward exchange contracts to help mitigate the adverse impact of foreign currency fluctuations on the Company's New Zealand net currency exposure. Rayonier's forward contracts are intended to cover anticipated operating needs and therefore do not "hedge" firm contracts or commitments in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, the gains and losses on these contracts are included in "Interest and miscellaneous (expense) income, net" based on mark-to-market values at reporting dates. In 1997, the maximum foreign currency contracts outstanding at any point in time totaled $32,561. At December 31, 1997, the Company held foreign currency contracts maturing through November 1998 totaling $23,605.

COMMODITY FORWARDS

The Company periodically enters into commodity forwards to fix certain raw material and energy costs. This practice effectively eliminates the risk of a change in product margins resulting from an increase or decrease in fuel oil costs. The Company does not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the agreements are recognized as an adjustment to fuel oil expense. There were no contracts outstanding at December 31, 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1997 and 1996, the estimated fair values of Rayonier's financial instruments were as follows:

                                                                           1997                                 1996
                                                              -------------------------------     -------------------------------
                                                                Carrying            Fair              Carrying             Fair
                                                                  Amount            Value               Amount             Value
                                                                  ------            -----               ------             -----
            Cash and short-term investments                 $     10,661     $      10,661       $       3,432      $       3,432
            Debt                                                 425,519           438,310             432,910            440,195
            Foreign currency contracts                            (2,365)           (2,365)              1,504              1,504
            Interest rate swap agreements                              -              (287)                  -                428

Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and Short-Term Investments - The carrying amount is equal to fair market value.

Debt - The Company's short-term bank loans and floating rate debt approximate fair value. The fair value of fixed rate long-term debt is based upon quoted market prices for these or similar issues, or rates currently available to the Company for debt with similar terms and maturities.

Foreign Currency Contracts - The fair value of foreign currency contracts is based on dealer-quoted market prices of comparable instruments. The contracts are reported at mark-to-market values if not considered a hedge for accounting purposes.

Interest Rate Swap Agreements - The fair value of interest rate swap agreements is based upon the estimated cost to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties.

10.  SHAREHOLDERS' EQUITY

An analysis of activity in shareholders' equity for the three years ended December 31, 1997 follows:

                                                                                                                 Total
                                                 Common Shares                         Retained              Shareholders'
                                        Shares                  Amount                 Earnings                 Equity
                                   ---------------         ---------------         ---------------         ---------------
BALANCE, JANUARY 1, 1995                29,574,807        $        157,581        $        497,620        $        655,201
Net income                                       -                       -                 142,348                 142,348
Dividends paid                                   -                       -                 (29,629)                (29,629)
Incentive stock plans                       78,471                   1,451                       -                   1,451
                                   ---------------         ---------------         ---------------         ---------------
BALANCE, DECEMBER 31, 1995              29,653,278                 159,032                 610,339                 769,371

Net loss                                         -                       -                (98,399)                 (98,399)
Dividends paid                                   -                       -                 (34,229)                (34,229)
Incentive stock plans                       66,977                   3,169                       -                   3,169
Repurchase of Common Shares               (437,800)                (16,522)                      -                 (16,522)
                                   ---------------         ---------------         ---------------         ---------------
BALANCE, DECEMBER 31, 1996              29,282,455                 145,679                 477,711                 623,390

Net Income                                       -                       -                  87,319                  87,319
Dividends paid                                   -                       -                 (34,523)                (34,523)
Incentive stock plans                      124,679                   4,892                       -                   4,892
Repurchase of Common Shares             (1,123,500)                (48,396)                      -                 (48,396)
                                   ---------------         ---------------         ---------------         ---------------
BALANCE, DECEMBER 31, 1997              28,283,634        $        102,175        $        530,507        $        632,682
                                   ===============         ===============         ===============         ===============

11.  INCENTIVE STOCK PLANS

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

Restricted stock granted under the 1994 Plan vests after three years. During 1997, 1996 and 1995, 2,000, 27,500 and 6,000 restricted shares were granted with grant-date fair values of $38.13, $33.38 and $30.00 for 1997, 1996 and 1995, respectively.

In 1997, 1996 and 1995, 93,000, 48,000 and 82,500 Common Shares, respectively, were reserved for contingent performance shares. The actual number of performance shares to be issued is contingent upon the Company's total shareholder return, as defined, compared with a competitive peer group of 12 companies within the forest products industry over a three-year period. The grant-date fair values of the 1997, 1996 and 1995 performance shares were $38.13, $33.38 and $30.00 respectively.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock plans. The compensation cost recognized was $3,904, $3,737 and $2,338 in 1997, 1996 and 1995, respectively. Under SFAS No.
123 "Accounting for Stock Based Compensation," net income (loss) and earnings
(loss) per share would have been reduced (increased) by $1,431 or 5 cents per share, $1,008 or 3 cents per share and $522 or 2 cents per share for 1997, 1996 and 1995, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively: dividend yield of 3.0 percent for 1997 and 3.1 percent for 1996 and 1995; expected volatility of 22.5 percent for all years; risk-free interest rates of 6.3 percent, 5.6 percent and 7.9 percent; and an expected life of 7.5 years for all years. The weighted average fair value of options granted during the year was $10.46, $8.39 and $9.20 for 1997, 1996 and 1995, respectively.

A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years then ended is presented below:

                                                1997                              1996                            1995
                                     --------------------------       ---------------------------      --------------------------
                                                     Weighted                          Weighted                         Weighted
                                      Number          Average           Number         Average           Number         Average
                                        of          Exercisable           of         Exercisable           of         Exercisable
                                      Shares           Price            Shares          Price            Shares          Price
      Options outstanding at
         beginning of year           1,268,288         $29.99           974,614         $28.64           721,019         $27.14
      Granted - 1994 Incentive
         Stock Plan                    370,500         $38.34           355,000         $33.53           346,000         $30.03
      Exercised                        (80,345)        $28.24           (39,477)        $27.79           (72,471)        $20.02
      Canceled                          (6,832)        $36.01           (21,849)        $31.38           (19,934)        $29.72
                                     ---------                        ---------                        ---------
      Outstanding at end of year     1,551,611         $32.05         1,268,288         $29.99           974,614         $28.64
                                     =========                        =========                        =========
      Options exercisable at
         year-end                      857,833         $29.23           596,001         $28.13           264,140         $25.14

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                 Options Outstanding
                                        -------------------------------------
                Range                     Number             Weighted Average                Options
                 of                     Outstanding              Remaining                 Exercisable           Weighted Average
           Exercise Prices              at 12/31/97          Contractual Life              at 12/31/97            Exercise Price
           ---------------              -----------          ----------------              -----------            --------------
           $16.57 - $19.72                 90,322                 2.9 years                   90,322                  $18.47
           $28.88 - $31.35                752,589                 6.5 years                  647,783                  $29.93
           $33.38 - $48.56                708,700                 8.5 years                  119,728                  $33.35

12.  EMPLOYEE BENEFIT PLANS

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

Pension Plans

Rayonier has pension plans covering substantially all of its employees. The cost is borne by Rayonier. Certain plans are subject to union negotiation. The following table sets forth net periodic pension cost of Rayonier plans and total pension expense for the three years ended December 31:

                                                                                1997                 1996                 1995
                                                                            ----------           ----------            -------
            Defined Benefit Plans
                  Service cost                                             $     4,871          $     5,136           $    4,022
                  Interest cost                                                  7,461                7,311                6,348
                  Return on assets                                             (21,788)             (14,254)             (23,105)
                  Net amortization and deferral                                 13,580                6,672               15,463
                                                                            ----------           ----------               ------
                  Net periodic pension cost of Rayonier plans                    4,124                4,865                2,728
            Other Pension Cost
                  Defined contribution plans                                     2,437                2,326                1,872
                                                                            ----------           ----------            ---------
                  Total pension expense                                    $     6,561          $     7,191           $    4,600
                                                                            ==========           ==========            =========

The following table sets forth the funded status of the Rayonier pension plans, the amounts recognized in the balance sheets of the Company at December 31, 1997 and 1996 and the principal weighted-average assumptions inherent in their determination:

                                                                                1997                 1996
                                                                            ----------           --------
            Actuarial Present Value of Benefit Obligations
                  Vested benefits                                          $   101,488          $    94,878
                                                                            ==========           ==========
                  Accumulated benefits                                     $   107,851          $   101,064
                                                                            ==========           ==========
                  Projected benefits                                       $   113,407          $   105,899
                  Plan assets at fair value                                    119,862              110,397
                                                                            ----------              -------
                  Plan assets in excess of projected benefits                    6,455                4,498
                  Unrecognized net gain                                         (5,167)              (6,532)
                  Unrecognized past service cost                                11,618               12,851
                  Curtailment effects and termination benefits                  (2,952)                   -
                  Unrecognized net assets                                       (3,505)              (4,369)
                                                                            -----------          ----------
                  Prepaid pension asset                                    $     6,449          $     6,448
                                                                            ==========           ==========

            Actuarial Assumptions (%)
                  Discount rate                                                   7.00                 7.50
                  Rate of return on invested assets                               9.75                 9.75
                  Salary increase assumption                                      5.00                 5.00

The table for 1997 reflects the costs of curtailment and special termination benefits of an hourly Rayonier pension plan as a result of the closure of the Port Angeles pulp mill. See Note 6. The costs of $2,952 were recorded as part of the 1996 charge of $125 million primarily related to the Port Angeles pulp mill closure and were accounted for in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

Postretirement Health and Life

Rayonier provides health care and life insurance benefits for certain employees upon retirement. The following table sets forth postretirement health care and life insurance benefits expense for the three years ended December 31:

                                                                           1997                 1996                 1995
                                                                       ----------           ----------            ---------
            Service cost                                              $       407          $       429           $      598
            Interest cost                                                   1,305                1,254                1,847
            Net amortization and deferral                                     138                 (289)                 319
                                                                       ----------           ----------            ---------
            Net periodic expense of Rayonier plans                          1,850                1,394                2,764
            Multi-employer plans                                              592                  393                    -
                                                                       ----------           ----------            ---------
            Total postretirement benefits expense                     $     2,442          $     1,787           $    2,764
                                                                       ==========           ==========            =========

The following table sets forth the status of the Rayonier postretirement benefit plans other than pensions, the amounts recognized in the balance sheets of the Company at December 31, 1997 and 1996 and the principal weighted-average assumptions inherent in their determination:

                                                                           1997                 1996
                                                                       ----------           -----------

            Accumulated postretirement benefit obligation             $    20,405          $    17,915
            Unrecognized net loss                                         (10,424)              (9,328)
            Unrecognized prior service cost                                 3,951                8,482
                                                                       ----------           ----------
            Liability recognized in the balance sheet                 $    13,932          $    17,069
                                                                       ==========           ==========

            Actuarial Assumptions (%)
                  Discount rate                                              7.00                 7.50
                  Ultimate health care trend rate                            5.00                 5.00

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 8 percent for 1997, decreasing ratably to 5 percent in the year 2001. Increasing the table of health care trend rates by one percentage point per year would have the effect of increasing the accumulated postretirement benefit obligation by $567 and the annual expense by $45.

13.    COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. As of December 31, 1997, minimum rental commitments under operating leases are $5,704, $5,085, $4,619, $9,959 and $1,746 for 1998, 1999,
2000, 2001 and 2002, respectively. For the remaining years, such commitments amount to $3,848, aggregating total minimum lease payments of $30,961. Total rental expense for operating leases amounted to $7,545, $5,609, and $7,373 in 1997, 1996 and 1995, respectively. Additionally, the Company has indirectly guaranteed approximately $23.6 million of debt that is secured by equipment used by its vendors to provide products to the Company.

14.    CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters.

Legal Proceedings

Rayonier has been designated a potentially responsible party, or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes at eight sites, all of which relate to operations classified under "Dispositions and Discontinued Operations." Rayonier is a de minimis participant in proceedings involving two of these sites. In addition, the Company is negotiating consent orders with state environmental agencies for environmental remediation at two additional sites. Rayonier believes that an appropriate provision for remediation costs at these sites is included in its reserves for estimated environmental obligations with respect to dispositions and discontinued operations. See Note 6.

In addition, there are various lawsuits pending against or affecting Rayonier and its subsidiaries, some of which involve claims for substantial sums, but whose outcomes are not expected to materially impact the Company's consolidated financial position or results of operations. In particular, Rayonier is one of two defendants in an action seeking indemnity for $57 million in damages incurred as the result of a fire and explosion at a storage facility where a Rayonier pulp manufacturing by-product was stored. Rayonier is vigorously defending the action, believes that its defenses are meritorious and based on advice of counsel, believes that its liability, if any, will not be material and will be covered by its product liability insurance.

Environmental Matters

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal that, in the opinion of management, will require substantial expenditures over the next ten years. During 1997, the EPA finalized its Cluster Rules governing air emissions but, due to the specialty nature of Rayonier's products and operations, postponed finalizing water discharge rules governing the Company's pulp mills. The Company continues to work with the EPA to establish appropriate water discharge rules for the pulp mills, but the timing and costs associated with such rulemaking is uncertain. In the opinion of management, future capital costs associated with existing environmental rules will not have a material impact on the Company's consolidated financial position or results of operations.

Over the past several years, the Company has worked with the state of Washington to implement protective measures with respect to several endangered species. The effect has been to restrict harvesting in various habitats on Company land. Such efforts are ongoing and, in the opinion of management, will not have a material impact on the Company's consolidated financial position or results of operations.

15.  SEGMENT INFORMATION

Please refer to "Item 7 - Segment Information" where information regarding business segment sales and operating income is provided. Additional segment information for the three years ended December 31 follows (millions of dollars):

                                                                          DEPRECIATION,
                                  GROSS PLANT ADDITIONS             DEPLETION AND AMORTIZATION              IDENTIFIABLE ASSETS
                               1997        1996        1995        1997        1996        1995        1997        1996        1995
                              ------      ------      ------      ------      ------      ------      ------      ------      ------
Timber and Wood Products      $   75      $  109      $   72      $   31      $   28      $   26      $  828      $  797      $  737
Specialty Pulp Products           61          71          65          66          60          59         691         703         708
Corporate and other                1           1           3           1          --           1          46          49          49
Dispositions                      --           6           3           1           9          10          31          49         154
                              ------      ------      ------      ------      ------      ------      ------      ------      ------
Total                         $  137      $  187      $  143      $   99      $   97      $   96      $1,596      $1,598      $1,648
                              ======      ======      ======      ======      ======      ======      ======      ======      ======

Custodial capital spending was $72 million, $83 million and $72 million in 1997, 1996 and 1995, respectively. Custodial capital spending is defined as capital expenditures to maintain current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition, and in compliance with regulatory requirements.

GEOGRAPHICAL OPERATING INFORMATION

Information by geographical operating area for the three years ended December 31 follows (millions of dollars):

     OPERATING
       LOCATION                         SALES                           OPERATING INCOME                   IDENTIFIABLE ASSETS
                            1997        1996        1995        1997         1996         1995         1997        1996        1995
                           ------      ------      ------      ------       ------       ------       ------      ------      ------
United States              $  992      $1,059      $1,126      $  163       $   32       $  222       $1,222      $1,275      $1,393
New Zealand                    90          96         106           8            5           13          357         301         237
All other                      22          23          28          (5)          (3)          (1)          17          22          18
                           ------      ------      ------      ------       ------       ------       ------      ------      ------
Total                      $1,104      $1,178      $1,260      $  166       $   34       $  234       $1,596      $1,598      $1,648
                           ======      ======      ======      ======       ======       ======       ======      ======      ======

EXPORT SALES

Sales of products produced in various countries for export to other countries consisted of the following (millions of dollars):

                 OPERATING                  SALES
                 LOCATION                DESTINATION               1997         %          1996         %          1995         %
                                                                   ----         -          ----         -          ----         -
            United States          Asia Pacific                  $   227       46           $327       54        $   368       53
                                   Western Europe                    127       26            138       23            146       21
                                   All other                          77       15             78       12            102       15
                                                                  ------     ----         ------     ----         ------     ----
                                                                     431       87            543       89            616       89
                                                                  ------     ----         ------     ----            ---     ----

            New Zealand            Asia Pacific                       46        9             47        8             61        9
                                   United States                       5        1              4        -              3        -
                                                                  ------     ----         ------     ----         ------     ----
                                                                      51       10             51        8             64        9

            All other              Primarily Asia Pacific             17        3             13        3             14        2
                                                                  ------     ----         ------     ----         ------     ----

            Total                                                $   499      100           $607      100        $   694     100
                                                                  ======      ===            ===      ===         ======     ===

16.  NEW ZEALAND - FOREIGN CURRENCY EXPOSURE AND RISK MANAGEMENT

Rayonier's New Zealand operations generate approximately 8 percent of the Company's sales. A significant portion of the revenue from Rayonier's New Zealand operations is in U.S. dollars or significantly affected by the New Zealand dollar/U.S. dollar exchange rate. However, most of its cash operating costs are incurred in New Zealand dollars with New Zealand dollar expenses exceeding New Zealand dollar revenues. The Company believes that it has been able to mitigate most of the effect of exchange rate fluctuations of the New Zealand dollar through risk management activities thereby normalizing the contribution of its New Zealand operations toward what it would have been without exchange rate movements. The Company plans to continue this program but will continue to limit its mark-to-market exposure so as not to have a material effect on EPS if exchange rates move rapidly.

The following summarizes the contribution to Rayonier's earnings from New Zealand operations after consideration of foreign exchange effects (millions of dollars):

                                                                1997             1996             1995
                                                                ----             ----             ----

      Operating income on a 1995 exchange rate basis            $  5             $  7             $ 13
      Effect of exchange rate changes                              3               (2)              --
                                                                ----             ----             ----
      Operating income as reported                                 8                5               13
      Gain (loss) from foreign exchange contracts                 (3)               6                1
                                                                ----             ----             ----

      Contribution from New Zealand operations                  $  5             $ 11             $ 14
                                                                ====             ====             ====

17.  QUARTERLY RESULTS FOR 1997 AND 1996 (UNAUDITED)
      (thousands of dollars, except per share amounts)

                                                                            Quarter Ended
                                                     -------------------------------------------------------------         Total
                                                       March 31         June 30         Sept. 30         Dec. 31           Year
                                                     -----------      -----------      -----------      ----------      -----------
1997
Sales                                                $   260,138      $   290,073      $   266,853      $  287,164      $ 1,104,228

Operating income                                          40,473           41,075           41,894          42,688          166,130

Net income                                                18,396           19,761           23,241          25,921           87,319

Basic EPS                                                    .63              .68              .81             .91             3.03
Diluted EPS                                                  .62              .67              .79             .89             2.97

1996
Sales                                                $   293,980      $   296,667      $   285,104      $  302,289      $ 1,178,040

Operating income (loss)                                   59,892           32,949           31,049       (89,973)a           33,917

Net income (loss)                                         31,477           15,404           15,568      (160,848)b          (98,399)

Basic EPS                                                   1.06              .52              .53         (5.39)b            (3.28)
Diluted EPS                                                 1.05              .51              .52         (5.39)b            (3.28)

a Includes a pretax charge of $125 million for dispositions, primarily for the closure of the Port Angeles pulp mill. See Note 6.

b Includes a charge of $79 million after-tax, or $2.63 per share, primarily for the closure of the Port Angeles pulp mill and a charge of $98 million after-tax, or $3.28 per share, to implement AICPA Statement of Position 96-1 related to future environmental monitoring costs. See Note 6.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RAYONIER INC.

                                   By   KENNETH P. JANETTE
                                        ----------------------------------
                                        Kenneth P. Janette
         March 20, 1998            Vice President and Corporate Controller

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

                SIGNATURE                                         TITLE                                      DATE
                ---------                                         -----                                      ----

                    *                                Chairman of the Board, Chief
     -------------------------------                 Executive Officer and Director
             Ronald M. Gross
      (Principal Executive Officer)

            GERALD J. POLLACK                        Senior Vice President and                          March 20, 1998
     -------------------------------                 Chief Financial Officer
            Gerald J. Pollack
      (Principal Financial Officer)

           KENNETH P. JANETTE                        Vice President and Corporate                       March 20, 1998
     -------------------------------                 Controller
           Kenneth P. Janette
     (Principal Accounting Officer)

                    *                                President, Chief Operating
     -------------------------------                 Officer and Director
              W. Lee Nutter

                    *                                           Director
     -------------------------------
             Rand V. Araskog

                    *                                           Director
     -------------------------------
            Donald W. Griffin

                    *                                           Director
     -------------------------------
            Paul G. Kirk, Jr.

                    *                                           Director
     -------------------------------
           Katherine D. Ortega

                    *                                           Director
     -------------------------------
           Burnell R. Roberts

                    *                                           Director
     -------------------------------
             Carl S. Sloane

                    *                                           Director
     -------------------------------
         Nicholas L. Trivisonno

                    *                                           Director
     -------------------------------
             Gordon I. Ulmer


     *By GERALD J. POLLACK                                                                              March 20, 1998
         ---------------------------
            Attorney-In-Fact

                                       A

                                  EXHIBIT INDEX

     Exhibit No.                           Description                                         Location
     -----------                           -----------                                         --------

        2.1                Distribution agreement between ITT                     Incorporated by reference to Exhibit
                           Corporation and Rayonier Inc.                          2.1 to the Registrant's December 31,
                                                                                  1993 Form 10-K

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

        3.2                By-Laws                                                Incorporated by reference to Exhibit
                                                                                  3.2 to the Registrant's December 31,
                                                                                  1995 Form 10-K

        4.1                Indenture dated as of September 1, 1992                Incorporated by reference to Exhibit
                           between the Company and Bankers Trust                  4.1 to the Registrant's December 31,
                           Company, as Trustee, with respect to certain           1993 Form 10-K
                           debt securities of the Company

        4.2                First Supplemental Indenture dated as of               Incorporated by reference to Exhibit
                           December 13, 1993                                      4.2 to the Registrant's December 31,
                                                                                  1993 Form 10-K

        4.3                $100 million 364-day Revolving Credit                  Incorporated by reference to Exhibit
                           Agreement dated as of April 14, 1995 among             4.1 to the Registrant's March 31, 1995
                           Rayonier Inc. as Borrower and the banks named          Form 10-Q
                           therein as Banks, Citibank, N.A. as
                           Administrative Agent and Citicorp Securities,
                           Inc. and the Toronto-Dominion Bank as
                           Arrangers

        4.4                $200 million Revolving Credit Agreement dated          Incorporated by reference to Exhibit
                           as of April 14, 1995 among Rayonier Inc. as            4.2 to the Registrant's March 31, 1995
                           Borrower and the banks named therein as                Form 10-Q
                           Banks, Citibank, N.A. as Administrative Agent
                           and Citicorp Securities, Inc. and the
                           Toronto-Dominion Bank as Arrangers

        4.5                Amendment No.1, dated as of June 16, 1995 to           Incorporated by reference to Exhibit
                           the $100 million 364-day Revolving Credit              4.1 to the Registrant's June 30, 1996
                           Agreement dated as of April 14, 1995 among             Form 10-Q
                           Rayonier Inc. as Borrower and the banks named
                           therein as Banks, Citibank, N.A. as
                           Administrative Agent and Citicorp Securities,
                           Inc. and the Toronto-Dominion Bank as
                           Arrangers

        4.6                Amendment No. 2, dated as of April 12, 1996            Incorporated by reference to Exhibit
                           to the $100 million 364-day Revolving Credit           4.2 to the Registrant's June 30, 1996
                           Agreement dated as of April 14, 1995 among             Form 10-Q
                           Rayonier Inc. as Borrower and the banks named
                           therein as Banks, Citibank, N.A. as
                           Administrative Agent and Citicorp Securities,
                           Inc. and the Toronto-Dominion Bank as
                           Arrangers

                                       B

                                 EXHIBIT INDEX

     Exhibit No.                           Description                                         Location
     -----------                           -----------                                         --------
        4.7                Amendment No. 1, dated as of June 16, 1995 to          Incorporated by reference to Exhibit
                           the $200 million Revolving Credit Agreement            4.3 to the Registrant's June 30, 1996
                           dated as of April 14, 1995 among Rayonier              Form 10-Q
                           Inc. as Borrower and the banks named therein
                           as Banks, Citibank, N.A. as Administrative
                           Agent and Citicorp Securities, Inc. and the
                           Toronto-Dominion Bank as Arrangers

        4.8                Amendment No. 2, dated as of April 12, 1996            Incorporated by reference to Exhibit
                           to the $200 million Revolving Credit                   4.4 to the Registrant's June 30, 1996
                           Agreement dated as of April 14, 1995 among             Form 10-Q
                           Rayonier Inc. as Borrower and the banks named
                           therein as Banks, Citibank, N.A. as
                           Administrative Agent and Citicorp Securities,
                           Inc. and the Toronto-Dominion Bank as
                           Arrangers

        4.9                Amended and Restated Revolving Credit                  Incorporated by reference to Exhibit
                           Agreement dated as of April 11, 1997, for the          4.1 to the Registrant's March 31, 1997
                           $200 million Revolving Credit Agreement dated          Form 10-Q
                           as of April 14, 1995 as amended as of June
                           16, 1995 and as of April 12, 1996 among
                           Rayonier Inc. as Borrower and the banks named
                           therein as Banks, Citibank, N.A. as
                           Administrative Agent and Citicorp Securities,
                           Inc. and the Toronto-Dominion Bank as
                           Arrangers

        4.10               Other instruments defining the rights of               Not required to be filed.  The
                           security holders, including indentures                 Registrant hereby agrees to file with
                                                                                  the Commission a copy of any other
                                                                                  instrument defining the rights of
                                                                                  holders of the Registrant's long-term
                                                                                  debt upon request of the Commission

         9                 Voting trust agreement                                 None

        10.1               Rayonier 1994 Incentive Stock Plan                     Filed herewith

        10.2               Rayonier Supplemental Senior Executive                 Filed herewith
                           Severance Pay Plan

        10.3               Rayonier Investment and Savings Plan for               Filed herewith
                           Salaried Employees

        10.4               Rayonier Salaried Employees Retirement Plan            Filed herewith

                                       C

                                 EXHIBIT INDEX

     Exhibit No.                           Description                                         Location
     -----------                           -----------                                         --------

        10.5               Form of Indemnification Agreement between              Incorporated by reference to Exhibit
                           Rayonier Inc. and its Directors and Officers           10.9 to the Registrant's December 31,
                                                                                  1993 Form 10-K

        10.6               Rayonier Inc. Excess Benefit Plan                      Incorporated by reference to Exhibit
                                                                                  10.10 to the Registrant's December 31,
                                                                                  1993 Form 10-K

        10.7               Amendment to Rayonier Inc. Excess Benefit              Filed herewith
                           Plan dated August 18, 1997

        10.8               Rayonier Inc. Excess Savings and Deferred              Filed herewith
                           Compensation Plan

        10.9               Form of Rayonier Inc. Excess Savings and               Incorporated by reference to Exhibit
                           Deferred Compensation Plan Agreements                  10.13 to the Registrant's December 31,
                                                                                  1995 Form 10-K

       10.10               Form of Indemnification Agreement between              Incorporated by reference to Exhibit
                           Registrant and directors of Rayonier Forest            10.1 to the Registrant's March 31, 1994
                           Resources Company, its wholly owned                    Form 10-Q
                           subsidiary which is Managing General Partner
                           of Rayonier Timberlands, L.P., who are not
                           also directors of Registrant

       10.11               Description of Rayonier 1994 Incentive Stock           Incorporated by reference to Exhibit
                           Plan Contingent Performance Share Awards               10.1 to the Registrant's June 30, 1994
                                                                                  Form 10-Q

       10.12               Form of Rayonier 1994 Incentive Stock Plan             Incorporated by reference to Exhibit
                           Contingent Performance Share Award Agreement           10.1 to the Registrant's June 30, 1994
                                                                                  Form 10-Q

       10.13               Form of Rayonier 1994 Incentive Stock Plan             Incorporated by reference to Exhibit
                           Restricted Share Award Agreement                       10.17 to the Registrant's December 31,
                                                                                  1995 Form 10-K

       10.14               Form of Rayonier 1994 Incentive Stock                  Incorporated by reference to Exhibit
                           Non-qualified Stock Option Award Agreement             10.18 to the Registrant's December 31,
                                                                                  1995 Form 10-K

       10.15               Rayonier Substitute Stock Option Plan                  Incorporated by reference to Exhibit
                                                                                  4(c) to the Registrant's Registration
                                                                                  Statement on Form S-8 (File No.
                                                                                  33-52891)

       10.16               Form of Rayonier Substitute Stock Option               Incorporated by reference to Exhibit
                           Award Agreements                                       10.20 to the Registrant's December 31,
                                                                                  1995 Form 10-K

       10.17               Split-Dollar Life Insurance Agreement dated            Incorporated by reference to Exhibit
                           June 22, 1994 between Rayonier Inc. and                10.2 to the Registrant's June 30, 1994
                           Ronald M. Gross                                        Form 10-Q

       10.18               Amendment to Split-Dollar Life Insurance               Filed herewith
                           Agreement, dated July 22, 1997

                                       D

                                 EXHIBIT INDEX

     Exhibit No.                           Description                                         Location
     -----------                           -----------                                         --------

       10.19               Deferred Compensation / Supplemental                   Incorporated by reference to Exhibit
                           Retirement Agreement dated June 28, 1994               10.3 to the Registrant's June 30, 1994
                           between Rayonier Inc. and Ronald M. Gross              Form 10-Q

       10.20               Amendment to Deferred Compensation /                   Filed herewith
                           Supplemental Retirement Agreement, dated July
                           22, 1997

       10.21               Other material contracts                               None

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

         13                Annual report to security holders, Form 10-Q           Not applicable
                           or quarterly report to security holders

         16                Letter re change in certifying accountant              Not applicable

         18                Letter re change in accounting principles              Not applicable

         21                Subsidiaries of the Registrant                         Incorporated by reference to Exhibit 21
                                                                                  to the Registrant's December 31, 1993
                                                                                  Form 10-K

         22                Published report regarding matters submitted           None
                           to vote of security holders

         23                Consents of experts and counsel                        Filed herewith

         24                Powers of attorney                                     Filed herewith

         27                Financial data schedule                                Filed herewith

         28                Information from reports furnished to state            Not applicable
                           insurance regulatory authorities

         99                Additional exhibits                                    None

                                       E