Form 10-Q
period 1998-03-31
RAYONIER INC
filed 1998-05-13
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

YES (X) NO ( )


As of May 1, 1998, there were 28,286,773 Common Shares of the Registrant outstanding.

                                  RAYONIER INC.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
         PART I.  FINANCIAL INFORMATION

         Item l.  Financial Statements

                  Statements of Consolidated Income for the
                  Three Months Ended March 31, 1998 and 1997             1

                  Consolidated Balance Sheets as of March 31, 1998
                  and December 3l, 1997                                  2

                  Statements of Consolidated Cash Flows for the
                  Three Months Ended March 31, 1998 and 1997             3

                  Notes to Consolidated Financial Statements             4

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations       5-7

         Item 3.  Selected Operating Data                                8

                  Selected Supplemental Financial Data                   9


         PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                      10

         Item 6.  Exhibits and Reports on Form 8-K                       10

                  Signature                                              10

                  Exhibit Index                                          11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (Rayonier or the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. For a full description of accounting policies, please refer to Notes to Consolidated Financial Statements in the l997 Annual Report on Form l0-K.


                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                          Three Months
                                                         Ended March 31,
                                                    1998                  1997
                                                  ---------             ---------
SALES                                             $ 225,414             $ 260,138
                                                  ---------             ---------
Costs and expenses
     Cost of sales                                  184,179               209,781
     Selling and general expenses                     8,347                10,505
     Other operating income, net                     (1,269)                 (621)
                                                  ---------             ---------
                                                    191,257               219,665
                                                  ---------             ---------

OPERATING INCOME                                     34,157                40,473

Interest expense                                     (7,912)               (5,856)
Interest and miscellaneous income, net                  295                   397
Minority interest                                        --                (8,079)
                                                  ---------             ---------
Income before income taxes                           26,540                26,935
Provision for income taxes                           (8,344)               (8,539)
                                                  ---------             ---------

NET INCOME                                        $  18,196             $  18,396
                                                  =========             =========
NET INCOME PER COMMON SHARE
     Basic EPS                                    $    0.64             $    0.63
                                                  =========             =========
     Diluted EPS                                  $    0.63             $    0.62
                                                  =========             =========

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                        ASSETS
                                                                             March 31,            December 31,
                                                                               1998                  1997
                                                                            ----------            ----------
CURRENT ASSETS
   Cash and short-term investments                                          $    8,457            $   10,661
   Accounts receivable, less allowance for doubtful
      accounts of $4,500 and $4,481                                            106,283               115,704
   Inventories
      Finished goods                                                            55,979                51,398
      Work in process                                                           15,578                17,491
      Raw materials                                                             18,509                19,740
      Manufacturing and maintenance supplies                                    25,685                25,519
                                                                            ----------            ----------
         Total inventories                                                     115,751               114,148

   Timber purchase agreements                                                   30,904                31,758
   Other current assets                                                         12,103                13,955
   Deferred income taxes                                                        22,791                24,288
                                                                            ----------            ----------
      Total current assets                                                     296,289               310,514

OTHER ASSETS                                                                    57,674                55,791

TIMBER PURCHASE AGREEMENTS                                                      32,726                28,248

TIMBER, TIMBERLANDS AND LOGGING ROADS,
   NET OF DEPLETION AND AMORTIZATION                                           546,875               497,110

PROPERTY, PLANT AND EQUIPMENT
   Land, buildings, machinery and equipment                                  1,283,663             1,266,431
   Less - accumulated depreciation                                             579,350               562,536
                                                                            ----------            ----------
                                                                               704,313               703,895
                                                                            ----------            ----------

                                                                            $1,637,877            $1,595,558
                                                                            ==========            ==========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                         $   68,635            $   74,269
   Bank loans and current maturities                                             3,703                 4,194
   Accrued taxes                                                                14,443                10,973
   Accrued payroll and benefits                                                 19,088                18,694
   Accrued interest                                                              9,381                 6,076
   Other current liabilities                                                    44,392                66,085
   Current reserves for dispositions and discontinued operations                24,828                26,247
                                                                            ----------            ----------
      Total current liabilities                                                184,470               206,538

DEFERRED INCOME TAXES                                                          118,155               113,442

LONG-TERM DEBT                                                                 488,419               421,325

NON-CURRENT RESERVES FOR DISPOSITIONS
   AND DISCONTINUED OPERATIONS                                                 170,493               172,615

OTHER NON-CURRENT LIABILITIES                                                   35,884                31,997

MINORITY INTEREST                                                                   --                16,959

SHAREHOLDERS' EQUITY

   Common Shares, 60,000,000 shares authorized, 28,295,655
      and 28,283,634 shares issued and outstanding                             100,534               102,175
   Retained earnings                                                           539,922               530,507
                                                                            ----------            ----------
                                                                               640,456               632,682
                                                                            ----------            ----------
                                                                            $1,637,877            $1,595,558
                                                                            ==========            ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                               Three Months
                                                                              Ended March 31,
                                                                      ------------------------------
                                                                         1998                 1997
                                                                      ---------             --------
OPERATING ACTIVITIES

Net income                                                            $  18,196             $ 18,396
Non-cash items included in income
   Depreciation, depletion and amortization                              22,913               24,800
   Deferred income taxes                                                  4,912                7,239
Increase in other non-current liabilities                                 3,887                  172
Change in accounts receivable, inventories
   and accounts payable                                                   2,184              (17,358)
Decrease in current timber purchase agreements                              854                7,204
Decrease (increase) in other current assets                               1,852               (5,440)
Decrease in accrued liabilities                                         (14,524)             (10,200)
                                                                      ---------             --------
   CASH FROM OPERATING ACTIVITIES                                        40,274               24,813
                                                                      ---------             --------

INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
   of $677 and $612                                                     (24,275)             (39,622)
Acquisition of Rayonier Timberlands, L.P. Class A Units                 (48,821)                  --
Expenditures for dispositions and discontinued operations,
  net of tax benefits of $1,298 and $1,095                               (2,243)              (1,893)
Change in timber purchase agreements and other assets                    (6,361)               1,487
                                                                      ---------             --------
   CASH USED FOR INVESTING ACTIVITIES                                   (81,700)             (40,028)
                                                                      ---------             --------

FINANCING ACTIVITIES

Issuance of debt                                                        143,770               31,734
Repayments of debt                                                      (77,167)                (149)
Dividends paid                                                           (8,781)              (8,770)
Repurchase of Common Shares                                              (2,313)              (8,167)
Issuance of Common Shares                                                   672                  536
Buyout of minority interest                                             (16,959)                (523)
                                                                      ---------             --------
   CASH PROVIDED BY FINANCING ACTIVITIES                                 39,222               14,661
                                                                      ---------             --------

CASH AND SHORT-TERM INVESTMENTS

Decrease in cash and short term investments                              (2,204)                (554)
Balance, beginning of period                                             10,661                3,432
                                                                      ---------             --------
Balance, end of period                                                $   8,457             $  2,878
                                                                      =========             ========

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
   Interest                                                           $   4,703             $  4,228
                                                                      =========             ========
   Income taxes, net of refunds                                       $   3,612             $    (52)
                                                                      =========             ========

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



EARNINGS PER COMMON SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The following table provides details of the calculation of basic and diluted EPS for the three months ended March 31, 1998 and 1997.

                                                       1998                   1997
                                                   -----------            -----------
Net Income                                         $    18,196            $    18,396
                                                   ===========            ===========

Shares used for determining basic EPS               28,311,424             29,231,589
Dilutive effect of:
   Stock options                                       279,187                266,097
   Contingent shares                                   231,084                223,500
                                                   -----------            -----------

Shares used for determining diluted EPS             28,821,695             29,721,186
                                                   ===========            ===========

Basic EPS                                          $      0.64            $      0.63
                                                   ===========            ===========
Diluted EPS                                        $      0.63            $      0.62
                                                   ===========            ===========

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales and operating income of Rayonier's business segments for the three months ended March 31, 1998 and 1997 were as follows (thousands of dollars):

                                                      Three Months
                                                      Ended March 31,
                                                      ---------------
                                                1998                  1997
                                             ---------             ---------
SALES

TIMBER AND WOOD PRODUCTS

Trading and merchandising                    $  35,157             $  56,737
Timberlands management                          51,870                49,514
Wood products                                   29,207                29,663
Intrasegment eliminations                       (2,598)               (6,287)
                                             ---------             ---------
   Total Timber and Wood Products              113,636               129,627
                                             ---------             ---------


SPECIALTY PULP PRODUCTS

Chemical cellulose                              67,745                80,216
Fluff and specialty paper pulps                 45,114                43,194
                                             ---------             ---------
   Total Specialty Pulp Products               112,859               123,410
                                             ---------             ---------

Intersegment eliminations                       (1,081)                 (625)
                                             ---------             ---------
   Total before dispositions                   225,414               252,412

Dispositions                                        --                 7,726
                                             ---------             ---------
   Total sales                               $ 225,414             $ 260,138
                                             =========             =========

OPERATING INCOME

Timber and Wood Products                     $  29,636             $  33,647
Specialty Pulp Products                          7,892                12,387
Corporate and other                             (3,075)               (4,144)
Intersegment eliminations                         (296)                  112
                                             ---------             ---------
   Total before dispositions                    34,157                42,002
Dispositions                                        --                (1,529)
                                             ---------             ---------

   Total operating income                    $  34,157             $  40,473
                                             =========             =========

RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales for the first quarter of 1998 were $225 million, $35 million or 13 percent lower than the first quarter of 1997. The decline in sales was primarily due to sharply reduced Asian demand for logs, lower chemical cellulose volume, and the absence of disposition sales from the Company's Port Angeles pulp mill, permanently closed in February 1997. Operating income of $34 million was $6 million or 16 percent below the prior year, as a result of losses from the Company's medium-density fiberboard (MDF) plant and the effects of weather related wood supply disruptions on the Southeast U.S. pulp and lumber operations, partially offset by stronger Southeast timber prices.

TIMBER AND WOOD PRODUCTS

Timber and Wood Products' sales for the first quarter of 1998 were $114 million, $16 million below last year's results. The decline reflects lower log trading activity in Asian markets. Operating income for the quarter of $30 million was $4 million lower than the same period last year due to lower lumber margins and a $4.7 million loss from the Company's MDF plant in New Zealand, which began commercial operations October 1, 1997.

Trading and merchandising sales of $35 million were $22 million lower than 1997, reflecting lower North American and New Zealand export log volumes and selling prices resulting from weakness in Asian wood markets. Operating income improved slightly from 1997, resulting from improved margins in the U.S. domestic market.

Timberlands management sales of $52 million were $2 million above last year. Operating income improved $3 million from 1997 as a result of increased Northwest U.S. timber harvest volume and higher Southeast U.S. timber prices. The increased Northwest volume was driven by a strong domestic housing market, while Southeast timber price improvements were due to unusually wet weather that led to difficult logging conditions and restricted supply.

Wood products sales were in line with the 1997 first quarter. Operating income declined $8 million from 1997 as a result of losses from the MDF plant, as it developed markets and increased production of its Patinna(TM) brand, and lower lumber margins due to lower lumber sales prices and higher log costs as abnormally wet weather in the Southeast U.S. interrupted wood supply and forced mill downtime.

SPECIALTY PULP PRODUCTS

Sales of Specialty Pulp Products were $113 million compared to $123 million for last year's first quarter. The decline was primarily due to weak fluff pulp markets and lower chemical cellulose production volume caused by wet weather conditions in the Southeast U.S. that interrupted wood supply. Operating income was $8 million, $5 million below the 1997 first quarter due to lower chemical cellulose prices and volumes, higher wood costs and mill downtime.

OTHER INCOME / EXPENSE

Interest expense was $8 million for the first quarter of 1998, $2 million higher than 1997, reflecting lower capitalized interest following start up of the MDF plant and interest expense associated with the $66 million purchase of the publicly traded Class A Units of the Company's U.S. timberlands partnership. Elimination of the minority interest expense in the partnership contributed $7 million, pretax, to first quarter results.

NET INCOME

Net income for the first quarter was $18.2 million or $0.63 per Common Share, compared to $18.4 million, or $0.62 cents per Common Share in 1997. The increase in earnings per share on slightly lower net income resulted from fewer shares outstanding in 1998 due to the Company's share repurchase program.

Second quarter earnings are expected to be slightly higher than the first quarter because of higher pulp and lumber volumes and lower wood costs as weather conditions improve in the Southeast.

OTHER ITEMS

In January 1998, Rayonier acquired all of the publicly traded Class A Units of its master limited partnership, Rayonier Timberlands, L.P., for a cash purchase price of $13.00 per unit. The acquisition was accounted for under the purchase method and was financed by the utilization of existing credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $40 million for the first three months of 1998 increased $15 million from 1997 as a result of reduced working capital requirements. EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) for the first quarter of 1998 of $57 million approximated 1997 first quarter results. Cash from operating activities financed capital expenditures of $25 million, dividends of $9 million and the repurchase of Common Shares for $2 million. The Company also increased its borrowings to finance the $66 million acquisition of the outstanding publicly traded Class A Unit minority interest in Rayonier Timberlands, L.P.

The Company repurchased 52,080 of its own shares during the first three months of 1998 at an average cost of $44.42. Over the same period in 1997, in connection with an expanded one-year repurchase program, the Company repurchased 214,000 shares at an average cost of $38.16 per share for $8 million. First quarter ending debt was $492 million and the debt-to-capital-ratio was 43.5 percent compared to 40.2 percent at December 31, 1997.

The Company has unsecured credit facilities totaling $300 million, which were used for direct borrowings of $10 million and as support for $150 million of outstanding commercial paper. As of March 31, 1998, the Company had $140 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $100 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

SAFE HARBOR

Except for the information about past operations and results, the comments in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: competitive products and pricing, as well as fluctuations in demand, particularly for specialty fluff pulps and for export and domestic logs and wood products, including MDF; the impact of such market factors on the Company's timber sales in the U.S. and New Zealand; the impact of Asia market conditions on prices and volumes; abnormal weather conditions; production costs for MDF and for specialty pulps, particularly for raw materials and chemicals; governmental policies and regulations affecting the environment, import and export controls and taxes; and interest rate and currency movements.

ITEM 3.  SELECTED OPERATING DATA



                                                                                    Three Months
                                                                                    Ended March 31,
                                                                                    ---------------
                                                                                  1998            1997
                                                                                  ----             ---
TIMBER AND WOOD PRODUCTS

   Trading volume
      North America logs, in millions of board feet                                 33              45
      New Zealand logs, in thousands of cubic meters                               151             237
      Other logs, in thousands of cubic meters                                      38             133

   Timber sales volume
      Northwest U.S., in millions of board feet                                     67              59
      Southeast U.S., in thousands of short green tons                             609             610
      New Zealand, in thousands of cubic meters                                    126             211

   Lumber sales volume, in millions of board feet                                   74              74

   Medium-density fiberboard sales volume,
      in thousands of cubic meters                                                  13              --

   Intercompany sales volume
      Northwest U.S. timber,
         in millions of  board feet                                                  2               6
      Southeast U.S. timber,
         in thousands of short green tons                                           32              25
      New Zealand timber,
         in thousands of cubic meters                                               60             130

SPECIALTY PULP PRODUCTS

   Pulp sales volume (a)
      Chemical cellulose, in thousands of metric tons                               77              89
      Fluff and specialty paper pulp, in thousands of
         metric tons                                                                86              81

   Production as a percent of capacity                                             98.4%           97.9%


 (a)  Excludes Port Angeles statistics reflected below:
      Chemical cellulose sales, in thousands of metric tons                         --               9
      Fluff and specialty paper pulp sales, in thousands of metric tons             --               4

SELECTED SUPPLEMENTAL FINANCIAL DATA (thousands of dollars, except per share data)

                                                 Three Months
                                                Ended March 31,
                                                ---------------
GEOGRAPHICAL DATA (NON-U.S.)              1998                 1997
                                        --------             --------
   Sales
      New Zealand                       $ 11,066             $ 17,151
      Other                                3,136                8,531
                                        --------             --------
       Total                            $ 14,202             $ 25,682
                                        ========             ========

   Operating Income
      New Zealand                       $ (5,280)            $    211
      Other                               (1,249)              (1,017)
                                        --------             --------
       Total                            $ (6,529)            $   (806)
                                        ========             ========

TIMBERLANDS MANAGEMENT
   Sales
      Northwest U.S.                    $ 26,834             $ 26,370
      Southeast U.S.                      21,580               17,190
      New Zealand                          3,456                5,954
                                        --------             --------
       Total                            $ 51,870             $ 49,514
                                        ========             ========

   Operating Income
      Northwest U.S.                    $ 20,982             $ 21,560
      Southeast U.S.                      16,377               11,843
      New Zealand                            655                1,200
                                        --------             --------
       Total                            $ 38,014             $ 34,603
                                        ========             ========

   EBITDA per Share
      Northwest U.S.                    $   0.75             $   0.74
      Southeast U.S.                        0.64                 0.49
      New Zealand                           0.08                 0.12
                                        --------             --------
         Total                          $   1.47             $   1.35
                                        ========             ========

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On April 20, 1998, the U.S. District Court for the Southern District of Georgia granted summary judgment in favor of Rayonier in the action brought by Powell Duffryn Terminals, Inc. which was reported in Rayonier's 10-K for 1997. The plaintiff filed a Motion for Relief from Judgment with the trial court on April 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   See Exhibit Index.

      (b)   Reports on Form 8-K:

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


                                   RAYONIER INC.  (Registrant)


                                   BY  KENNETH P. JANETTE
                                       ----------------------------
                                       Kenneth P. Janette
                                       Vice President and Corporate Controller
      May 13, 1998                     (Chief Accounting Officer)

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