Form 10-Q
period 1998-06-30
RAYONIER INC
filed 1998-08-14
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

YES (X) NO ( )


As of August 3, 1998, there were 28,172,309 Common Shares of the Registrant outstanding.

                                  RAYONIER INC.

                                TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----
PART I.      FINANCIAL INFORMATION

Item l.      Financial Statements

             Statements of Consolidated Income for the
             Three Months and Six Months
             Ended June 30, 1998 and 1997                                 1

             Consolidated Balance Sheets as of June 30, 1998
             and December 3l, 1997                                        2

             Statements of Consolidated Cash Flows for the
             Six Months Ended June 30, 1998 and 1997                      3

             Notes to Consolidated Financial Statements                   4

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations             5-7

Item 3.      Selected Operating Data                                      8

             Selected Supplemental Financial Data                         9


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                            10

Item 4.      Submission of Matters to a Vote of Security Holders          10

Item 6.      Exhibits and Reports on Form 8-K                             10

             Signature                                                    10

             Exhibit Index                                                11

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


                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                   Three Months                      Six Months
                                                   Ended June 30,                   Ended June 30,
                                                   --------------                   --------------
                                               1998             1997             1998             1997
                                             ---------        ---------        ---------        ---------
SALES                                        $ 254,011        $ 290,073        $ 479,425        $ 550,211
                                             ---------        ---------        ---------        ---------

Costs and expenses

    Cost of sales                              210,301          240,360          394,480          450,141

    Selling and general expenses                 9,412            9,729           17,759           20,234

    Other operating income, net                   (874)          (1,091)          (2,143)          (1,712)
                                             ---------        ---------        ---------        ---------

                                               218,839          248,998          410,096          468,663
                                             ---------        ---------        ---------        ---------

OPERATING INCOME                                35,172           41,075           69,329           81,548

Interest expense                                (9,072)          (6,051)         (16,984)         (11,907)

Interest and miscellaneous income, net             202              557              497              954

Minority interest                                   --           (6,208)              --          (14,287)
                                             ---------        ---------        ---------        ---------

Income before income taxes                      26,302           29,373           52,842           56,308

Provision for income taxes                      (7,862)          (9,612)         (16,206)         (18,151)
                                             ---------        ---------        ---------        ---------


NET INCOME                                   $  18,440        $  19,761        $  36,636        $  38,157
                                             =========        =========        =========        =========

NET INCOME PER COMMON SHARE
       Basic EPS                             $    0.65        $    0.68        $    1.29        $    1.31
                                             =========        =========        =========        =========
       Diluted EPS                           $    0.64        $    0.67        $    1.27        $    1.29
                                             =========        =========        =========        =========

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS
                                                                          June 30,        December 31,
                                                                            1998             1997
                                                                         ----------       ----------
CURRENT ASSETS
     Cash and short-term investments                                     $   15,622       $   10,661
     Accounts receivable, less allowance for doubtful
         accounts of $4,514 and $4,481                                      115,174          115,704
     Inventories
         Finished goods                                                      48,376           51,398
         Work in process                                                     18,072           17,491
         Raw materials                                                       18,633           19,740
         Manufacturing and maintenance supplies                              25,426           25,519
                                                                         ----------       ----------
              Total inventories                                             110,507          114,148

     Timber purchase agreements                                              39,358           31,758
     Other current assets                                                    11,285           13,955
     Deferred income taxes                                                   21,144           24,288
                                                                         ----------       ----------
         Total current assets                                               313,090          310,514

OTHER ASSETS                                                                 63,966           55,791

TIMBER PURCHASE AGREEMENTS                                                   28,398           28,248

TIMBER, TIMBERLANDS AND LOGGING ROADS,
     NET OF DEPLETION AND AMORTIZATION                                      548,639          497,110

PROPERTY, PLANT AND EQUIPMENT
     Land, buildings, machinery and equipment                             1,297,044        1,266,431
     Less - accumulated depreciation                                        594,931          562,536
                                                                         ----------       ----------
                                                                            702,113          703,895
                                                                         ----------       ----------

                                                                         $1,656,206       $1,595,558
                                                                         ==========       ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $   63,998       $   74,269
     Bank loans and current maturities                                        3,963            4,194
     Accrued taxes                                                           16,703           10,973
     Accrued payroll and benefits                                            22,957           18,694
     Accrued interest                                                         7,274            6,076
     Other current liabilities                                               41,651           66,085
     Current reserves for dispositions and discontinued operations           26,587           26,247
                                                                         ----------       ----------
         Total current liabilities                                          183,133          206,538

DEFERRED INCOME TAXES                                                       112,810          113,442

LONG-TERM DEBT                                                              516,439          421,325

NON-CURRENT RESERVES FOR DISPOSITIONS
     AND DISCONTINUED OPERATIONS                                            165,450          172,615

OTHER NON-CURRENT LIABILITIES                                                33,267           31,997

MINORITY INTEREST                                                              --             16,959

SHAREHOLDERS' EQUITY

     Common Shares, 60,000,000 shares authorized, 28,193,693
         and 28,283,634 shares issued and outstanding                        95,504          102,175
     Retained earnings                                                      549,603          530,507
                                                                         ----------       ----------
                                                                            645,107          632,682
                                                                         ----------       ----------
                                                                         $1,656,206       $1,595,558
                                                                         ==========       ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                         Six Months
                                                                       Ended June 30,
                                                                       --------------
                                                                    1998             1997
                                                                 ---------        ---------
OPERATING ACTIVITIES

Net income                                                       $  36,636        $  38,157
Non-cash items included in income
     Depreciation, depletion and amortization                       47,760           47,572
     Deferred income taxes                                               8           10,893
Increase in other non-current liabilities                            1,270              809
Change in accounts receivable, inventories
     and accounts payable                                           (6,100)          16,632
(Increase) decrease in current timber purchase agreements           (7,600)           9,018
Decrease in other current assets                                     2,670              460
Decrease in accrued liabilities                                    (13,243)         (12,414)
                                                                 ---------        ---------
     CASH FROM OPERATING ACTIVITIES                                 61,401          111,127
                                                                 ---------        ---------


INVESTING ACTIVITIES


Capital expenditures, net of sales and retirements
     of $2,186 and $240                                            (48,686)         (76,933)
Acquisition of Rayonier Timberlands, L.P.Class A Units             (48,821)            --
Expenditures for dispositions and discontinued operations,
  net of tax benefits of $2,504 and $5,707                          (4,321)          (9,817)
Change in timber purchase agreements and other assets               (8,325)           1,206
                                                                 ---------        ---------
     CASH USED FOR INVESTING ACTIVITIES                           (110,153)         (85,544)
                                                                 ---------        ---------


FINANCING ACTIVITIES

Issuance of debt                                                   183,910          139,682
Repayments of debt                                                 (89,027)        (120,162)
Dividends paid                                                     (17,539)         (17,454)
Repurchase of Common Shares                                         (8,710)         (23,145)
Issuance of Common Shares                                            2,038            1,407
Buyout of minority interest                                        (16,959)            (590)
                                                                 ---------        ---------
     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES               53,713          (20,262)
                                                                 ---------        ---------


CASH AND SHORT-TERM INVESTMENTS

Increase in cash and short term investments                          4,961            5,321
Balance, beginning of period                                        10,661            3,432
                                                                 ---------        ---------
Balance, end of period                                           $  15,622        $   8,753
                                                                 =========        =========



Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest                                                    $  15,980        $  14,386
                                                                 =========        =========
     Income taxes                                                $  11,718        $   3,693
                                                                 =========        =========

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



1.    EARNINGS PER COMMON SHARE

      In 1997, the Company adopted Statement of Financial Accounting Standards
      (SFAS) No. 128, "Earnings Per Share." The following table provides details of the calculation of basic and diluted EPS for the three and six months ended June 30, 1998 and 1997.

                                                             Three Months                         Six Months
                                                            Ended June 30,                      Ended June 30,
                                                            --------------                      --------------
                                                       1998              1997              1998              1997
                                                    -----------       -----------       -----------       -----------
      Net Income                                    $    18,440       $    19,761       $    36,636       $    38,157
                                                    ===========       ===========       ===========       ===========

      Shares used for determining basic EPS          28,273,886        28,958,213        28,290,854        29,094,176
      Dilutive effect of:
          Stock options                                 337,795           351,933           312,159           304,595
          Contingent shares                             231,084           223,500           231,084           223,500
                                                    -----------       -----------       -----------       -----------

      Shares used for determining diluted EPS        28,842,765        29,533,646        28,834,097        29,622,271
                                                    ===========       ===========       ===========       ===========

      Basic EPS                                     $      0.65       $      0.68       $      1.29       $      1.31
                                                    ===========       ===========       ===========       ===========
      Diluted EPS                                   $      0.64       $      0.67       $      1.27       $      1.29
                                                    ===========       ===========       ===========       ===========

2.    NEW ACCOUNTING STANDARD

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No.133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

      SFAS No.133 is effective for fiscal years beginning after June 15, 1999, but may be adopted as of the beginning of any fiscal quarter after issuance. SFAS No.133 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales and operating income of Rayonier's business segments for the three and six months ended June 30, 1998 and 1997 were as follows (thousands of dollars):

                                                     Three Months                       Six Months
                                                     Ended June 30,                    Ended June 30,
                                                     --------------                    --------------
                                                  1998             1997             1998             1997
                                                ---------        ---------        ---------        ---------
      SALES

      TIMBER AND WOOD PRODUCTS

      Trading and merchandising                 $  52,849        $  77,573        $  88,006        $ 134,310
      Timberlands management                       50,022           44,145          101,892           93,659
      Wood products                                32,276           38,637           61,483           68,300
      Intrasegment eliminations                    (3,226)          (5,631)          (5,824)         (11,918)
                                                ---------        ---------        ---------        ---------
           Total Timber and Wood Products         131,921          154,724          245,557          284,351
                                                ---------        ---------        ---------        ---------


      SPECIALTY PULP PRODUCTS

      Chemical cellulose                           75,786           86,850          143,531          167,066
      Fluff and specialty paper pulps              46,784           39,963           91,898           83,157
                                                ---------        ---------        ---------        ---------
           Total Specialty Pulp Products          122,570          126,813          235,429          250,223
                                                ---------        ---------        ---------        ---------

      Intersegment eliminations                      (480)            (353)          (1,561)            (978)
                                                ---------        ---------        ---------        ---------
           Total before dispositions              254,011          281,184          479,425          533,596

      Dispositions                                     --            8,889               --           16,615
                                                ---------        ---------        ---------        ---------

           Total sales                          $ 254,011        $ 290,073        $ 479,425        $ 550,211
                                                =========        =========        =========        =========


      OPERATING INCOME

      Timber and Wood Products                  $  30,840        $  35,044        $  60,476        $  68,691
      Specialty Pulp Products                       7,693            9,024           15,585           21,411
      Corporate and other                          (3,637)          (4,203)          (6,712)          (8,347)
      Intersegment eliminations                       276               39              (20)             151
                                                ---------        ---------        ---------        ---------
           Total before dispositions               35,172           39,904           69,329           81,906
      Dispositions                                     --            1,171               --             (358)
                                                ---------        ---------        ---------        ---------

           Total operating income               $  35,172        $  41,075        $  69,329        $  81,548
                                                =========        =========        =========        =========


RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales for the second quarter of 1998 were $254 million, $36 million or 12 percent lower than the second quarter of 1997. Sales for the six months ended June 30, 1998 of $479 million were $71 million or 13 percent lower than the prior year. Sales declined primarily due to sharply reduced Asian demand for logs, lower chemical cellulose volume, decreased lumber selling prices and the absence of disposition sales from the Company's Port Angeles pulp mill, permanently closed in February 1997. Operating income for the second quarter of 1998 of $35 million was $6 million less than the prior year. Operating income for the six month period was $69 million, $12 million or 15 percent less than the prior year, as a result of losses from the Company's medium-density fiberboard (MDF) plant, lower lumber margins and unfavorable pulp sales mix and volume. Adverse weather conditions in the first half of the year also disrupted production schedules and raised the cost of wood fiber at the Company's pulp and sawmills.

TIMBER AND WOOD PRODUCTS

Timber and Wood Products' sales for the three month period ended June 30, 1998 were $132 million, $23 million below last year's results. Sales for the six month period were $246 million, $39 million below 1997, reflecting lower log trading activity in Asian markets. Operating income for the quarter of $31 million was $4 million lower than the same period last year. Year to date operating income of $60 million was $8 million lower than 1997, as strong Southeast U.S. timber earnings were more than offset by lower lumber margins, and losses at the Company's MDF plant in New Zealand, which began commercial operations October 1, 1997.

Trading and merchandising sales of $88 million were $46 million lower than 1997, reflecting significantly reduced North American and New Zealand export log volumes and selling prices resulting from a stronger U.S. dollar and weakness in Asian wood markets. Operating income was slightly lower than 1997.

Timberlands management sales of $102 million were $8 million above last year due to higher timber prices, volumes and land sales in the Southeast U.S. Operating income improved $10 million from 1997 as a result of the strong Southeast U.S. timber market, due to unusually wet weather conditions early in the year that led to restricted supply, and increased land sales.

Wood products sales of $62 million were $7 million lower than 1997. Operating income declined $17 million from 1997 as a result of lower sales prices and higher log costs affecting lumber, and losses from the MDF business, as it continued to develop markets and increase production.

SPECIALTY PULP PRODUCTS

Sales of Specialty Pulp Products were $123 million compared to $127 million for last year's second quarter. Sales for the first six months of 1998 were $235 million, $15 million lower than 1997. The decline was primarily due to lower sales volumes and an unfavorable sales mix, due to reduced customer demand for chemical cellulose pulps. Operating income for the first six months was $16 million, a decrease of $6 million from 1997, as a result of lower volumes for chemical cellulose, higher wood costs and production shortfalls.

OTHER INCOME / EXPENSE

Interest expense was $17 million for the first six months of 1998, $5 million higher than 1997, reflecting lower capitalized interest following start up of the MDF plant and interest expense associated with the $66 million purchase of the publicly traded Class A Units of the Company's U.S. timberlands partnership in January. Elimination of the minority interest in the partnership contributed approximately $16 million to pretax earning in the first six months of 1998, partially offset by higher interest and depletion costs.

The effective tax rate of 30.7 percent for the first half of 1998 is lower than the first half 1997 effective rate of 32.2 percent due to R & D tax credits recognized in the current year.


NET INCOME

Net income for the second quarter was $18.4 million or $0.64 per Common Share, compared to $19.8 million, or $0.67 cents per Common Share in 1997. Net income for the six months ended June 30, 1998 was $36.6 million or $1.27 per Common Share, slightly below the $38.2 million, or $1.29 per Common Share earned last year.

OTHER ITEMS

Preliminary indications are that forest fires in the Southeast U.S. in early July affected approximately 26,000 acres of Rayonier timberland. As a result, the Company expects to take a writedown in the third quarter of approximately $5 million pretax, 10 cents per share after-tax, for the book value of destroyed immature timber. In addition, second-half earnings will be negatively impacted by the sale of lower-priced, fire damaged timber.

Earnings for the year are now projected to be lower than last year as the Company faces difficult market conditions in the second half for Specialty Pulp, and for timber and wood products in New Zealand, because of the Asian economic situation. The Company may take some market-related downtime in Specialty Pulp and MDF. Southeast U.S. timber markets, which were strong in the first half, will be temporarily affected by a glut of fire-damaged timber. Markets are reasonably good for U.S. wood products and Northwest timber, although Northwest timber volumes are typically lower in the second half of the year.

In January 1998, Rayonier acquired all of the publicly traded Class A Units of its master limited partnership, Rayonier Timberlands, L.P., for a cash purchase price of $13.00 per unit. The acquisition was accounted for under the purchase method and was financed by the utilization of existing credit facilities.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $61 million for the first six months of 1998 decreased $50 million from 1997 as a result of increased working capital requirements. EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) for the first six months of 1998 of $118 million increased $2 million from 1997 results. Cash from operating activities and additional borrowings helped to finance capital expenditures of $51 million, dividends of $18 million and the repurchase of Common Shares for $9 million. The Company also increased its borrowings to finance the $66 million acquisition of the outstanding publicly traded Class A Unit minority interest in Rayonier Timberlands L.P.

The Company repurchased 190,294 of its shares during the first six months of 1998 at an average cost of $45.77. Over the same period of 1997, in connection with an expanded one-year repurchase program, the Company repurchased 579,100 shares at an average cost of $39.97 per share for $23 million. In July 1998, the Company increased the number of common shares authorized to be repurchased by 200,000. Second quarter ending debt was $520 million and the debt-to-capital-ratio was 44.7 percent compared to 40.2 percent at December 31, 1997.

The Company has unsecured credit facilities totaling $300 million, which were used for direct borrowings of $40 million and as support for $150 million of outstanding commercial paper. As of June 30, 1998, the Company had $110 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $100 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.


SAFE HARBOR

Comments about anticipated earnings and activities in the second half of the year are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in the estimates of fire damage; additional fires and other adverse weather conditions in the Company's operating areas; competitive products and pricing, as well as fluctuations in demand, particularly for specialty fluff pulps, export and domestic logs, and wood products; the impact of such market factors on the Company's timber sales in the U.S. and New Zealand; the impact of Asian market conditions on prices and volumes; production costs for MDF and for specialty pulps, particularly for raw materials and chemicals; governmental policies and regulations affecting the environment, import and export controls and taxes; and interest rate and currency movements.

ITEM 3.  SELECTED OPERATING DATA

                                                                           Three Months            Six Months
                                                                           Ended June 30,         Ended June 30,
                                                                           --------------         --------------
                                                                          1998       1997         1998         1997
                                                                          ----       ----         ----         ----
TIMBER AND WOOD PRODUCTS

     Trading volume
         North America logs, in millions of board feet                      36         75           69          120
         New Zealand logs, in thousands of cubic meters                    225        288          376          525
         Other logs, in thousands of cubic meters                           51         58           89          191

     Timber sales volume
         Northwest U.S., in millions of board feet                          57         49          124          108
         Southeast U.S., in thousands of short green tons                  621        534        1,230        1,144
         New Zealand, in thousands of cubic meters                         244        288          370          499

     Lumber sales volume, in millions of board feet                         83         89          157          163

     Medium-density fiberboard sales volume,                                24         --           37           --
         in thousands of cubic meters

     Intercompany sales volume
         Northwest U.S. timber, in millions of board feet                    3          4            5           10
         Southeast U.S. timber, in thousands of short green tons            18         13           50           38
         New Zealand timber in thousands of cubic meters                    94        141          154          271

SPECIALTY PULP PRODUCTS

     Pulp sales volume (a)
         Chemical cellulose, in thousands of metric tons                    86        100          163          189
         Fluff and specialty paper pulp, in thousands of metric tons        89         80          175          161

     Production as a percent of capacity                                  98.7%      98.4%        98.6%        98.6%

(a) Excludes 1997 second quarter and six months sales by the Port Angeles pulp mill of 9 and 18, respectively, for chemical cellulose and 1 and 5, respectively, for fluff and specialty paper pulp.

SELECTED SUPPLEMENTAL FINANCIAL DATA (thousand of dollars, except per share data)

                                       Three Months                        Six Months
                                       Ended June 30,                    Ended June 30,
                                       --------------                    --------------
                                     1998            1997             1998            1997
                                   --------        --------        ---------        --------
GEOGRAPHICAL DATA (NON-U.S.)
     Sales
        New Zealand                $ 16,545        $ 22,430        $  27,611        $ 39,581
        Other                         4,977           7,077            8,113          15,607
                                   --------        --------        ---------        --------
          Total                    $ 21,522        $ 29,507        $  35,724        $ 55,188
                                   ========        ========        =========        --------

     Operating Income
        New Zealand                $ (3,222)       $  2,179        $  (8,502)       $  2,390
        Other                          (918)           (925)          (2,167)         (1,942)
                                   --------        --------        ---------        --------
          Total                    $ (4,140)       $  1,254        $ (10,669)       $    448
                                   ========        ========        =========        ========

TIMBERLANDS MANAGEMENT
     Sales
        Northwest U.S.             $ 20,589        $ 20,450        $  47,423        $ 46,820
        Southeast U.S.               23,555          15,551           45,135          32,741
        New Zealand                   5,878           8,144            9,334          14,098
                                   --------        --------        ---------        --------
          Total                    $ 50,022        $ 44,145        $ 101,892        $ 93,659
                                   ========        ========        =========        ========


     Operating Income
        Northwest U.S.             $ 14,493        $ 15,037        $  35,475        $ 36,597
        Southeast U.S                17,965          11,084           34,342          22,927
        New Zealand                   2,446           2,104            3,101           3,304
                                   --------        --------        ---------        --------
          Total                    $ 34,904        $ 28,225        $  72,918        $ 62,828
                                   ========        ========        ---------        ========

     EBITDA per Share
        Northwest U.S.             $   0.55        $   0.52        $    1.30        $   1.26
        Southeast U.S                  0.73            0.45             1.37            0.94
        New Zealand                    0.18            0.17             0.26            0.29
                                   --------        --------        ---------        --------
          Total                    $   1.46        $   1.14        $    2.93        $   2.49
                                   ========        ========        =========        ========

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On April 20, 1998, the U.S. District Court for the Southern District of Georgia granted summary judgment in favor of Rayonier in the action brought by Powell-Duffryn Terminals which was reported in Rayonier's 10-K for 1997. The plaintiffs filed a notice of appeal on June 10, 1998 with the U.S. Court of Appeals for the Eleventh Circuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 15, 1998. At that meeting, three directors were elected as follows (there were no broker non-votes with respect to the election of directors):

                                                             Votes For                Votes Withheld
                                                             ---------                --------------
Director of Class I, Term Expires in 2001:
     Ronald M. Gross                                          25,777,784                  192,112
     Katherine D. Ortega                                      25,774,844                  195,052
     Burnell R. Roberts                                       25,769,878                  200,018

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


                                   RAYONIER INC.  (Registrant)


                                   BY   /s/ KENNETH P. JANETTE
                                        ----------------------------------------
                                        Kenneth P. Janette
                                        Vice President and Corporate Controller
August 14, 1998                         (Chief Accounting Officer)

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