Form 10-Q
period 1998-09-30
RAYONIER INC
filed 1998-11-12
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

YES (X) NO ( )


As of October 29, 1998, there were 27,854,509 Common Shares of the Registrant outstanding.

                                  RAYONIER INC.

                                TABLE OF CONTENTS






                                                                                                 PAGE
                                                                                                 ----
              PART I.      FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Statements of Consolidated Income for the
                           Three Months and Nine Months
                           Ended September 30, 1998 and 1997                                         1

                           Consolidated Balance Sheets as of September 30, 1998
                           and December 3l, 1997                                                     2

                           Statements of Consolidated Cash Flows for the
                           Nine Months Ended September 30, 1998 and 1997                             3

                           Notes to Consolidated Financial Statements                                4

              Item 2.      Management's Discussion and Analysis
                           of Financial Condition and Results of Operations                          5-8

              Item 3.      Selected Operating Data                                                   9

                           Selected Supplemental Financial Data                                      10


              PART II.     OTHER INFORMATION

              Item 1.      Legal Proceedings                                                         11

              Item 6.      Exhibits and Reports on Form 8-K                                          11

                           Signature                                                                 11

                           Exhibit Index                                                             12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (Rayonier or the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. For a full description of accounting policies, please refer to Notes to Consolidated Financial Statements in the 1997 Annual Report on Form 10-K.


                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                Three Months                         Nine Months
                                                             Ended September 30,                  Ended September 30,
                                                           1998               1997              1998              1997
                                                           ----               ----              ----              ----
SALES                                                    $ 258,740         $ 266,853         $ 738,165         $ 817,064
                                                         ---------         ---------         ---------         ---------

Costs and expenses

    Cost of sales                                          223,663           216,726           618,143           666,867

    Selling and general expenses                             7,960            10,402            25,719            30,636

    Other operating expense (income), net                    1,749            (2,169)             (394)           (3,881)
                                                         ---------         ---------         ---------         ---------

                                                           233,372           224,959           643,468           693,622
                                                         ---------         ---------         ---------         ---------

OPERATING INCOME                                            25,368            41,894            94,697           123,442

Interest expense                                            (9,092)           (6,080)          (26,076)          (17,987)

Interest and miscellaneous income (expenses), net               64              (523)              561               431

Minority interest                                               --            (5,072)               --           (19,359)
                                                         ---------         ---------         ---------         ---------

Income before income taxes                                  16,340            30,219            69,182            86,527

Provision for income taxes                                  (3,499)           (6,978)          (19,705)          (25,129)
                                                         ---------         ---------         ---------         ---------


NET INCOME                                               $  12,841         $  23,241         $  49,477         $  61,398
                                                         =========         =========         =========         =========

NET INCOME PER COMMON SHARE
       Basic EPS                                         $    0.46         $    0.81         $    1.75         $    2.12
                                                         =========         =========         =========         =========
       Diluted EPS                                       $    0.45         $    0.79         $    1.72         $    2.08
                                                         =========         =========         =========         =========

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                         September 30,     December 31,
                                                                             1998              1997
                                                                             ----              ----
CURRENT ASSETS
     Cash and short-term investments                                      $    8,791        $   10,661
     Accounts receivable, less allowance for doubtful
         accounts of $4,349 and $4,481                                       112,443           115,704
     Inventories
         Finished goods                                                       55,841            51,398
         Work in process                                                      16,391            17,491
         Raw materials                                                        18,130            19,740
         Manufacturing and maintenance supplies                               22,816            25,519
                                                                          ----------        ----------
              Total inventories                                              113,178           114,148

     Timber purchase agreements                                               37,464            31,758
     Other current assets                                                     13,742            13,955
     Deferred income taxes                                                    17,908            24,288
                                                                          ----------        ----------
         Total current assets                                                303,526           310,514

OTHER ASSETS                                                                  62,883            55,791

TIMBER PURCHASE AGREEMENTS                                                    25,274            28,248

TIMBER, TIMBERLANDS AND LOGGING ROADS,
     NET OF DEPLETION AND AMORTIZATION                                       545,675           497,110

PROPERTY, PLANT AND EQUIPMENT
     Land, buildings, machinery and equipment                              1,306,903         1,266,431
     Less - accumulated depreciation                                         612,517           562,536
                                                                          ----------        ----------
                                                                             694,386           703,895
                                                                          ----------        ----------

                                                                          $1,631,744        $1,595,558
                                                                          ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                     $   66,796        $   74,269
     Bank loans and current maturities                                         3,850             4,194
     Accrued taxes                                                            12,784            10,973
     Accrued payroll and benefits                                             20,618            18,694
     Accrued interest                                                         10,827             6,076
     Other current liabilities                                                39,661            66,085
     Current reserves for dispositions and discontinued operations            24,975            26,247
                                                                          ----------        ----------
         Total current liabilities                                           179,511           206,538

DEFERRED INCOME TAXES                                                        118,723           113,442

LONG-TERM DEBT                                                               504,066           421,325

NON-CURRENT RESERVES FOR DISPOSITIONS
     AND DISCONTINUED OPERATIONS                                             162,345           172,615

OTHER NON-CURRENT LIABILITIES                                                 30,771            31,997

MINORITY INTEREST                                                                 --            16,959

SHAREHOLDERS' EQUITY

     Common Shares, 60,000,000 shares authorized, with shares
          issued and outstanding of 27,878,409 and 28,283,634                 82,537           102,175
     Retained earnings                                                       553,791           530,507
                                                                          ----------        ----------
                                                                             636,328           632,682
                                                                          ----------        ----------
                                                                          $1,631,744        $1,595,558
                                                                          ==========        ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                       1998               1997
                                                                                       ----               ----
OPERATING ACTIVITIES

Net income                                                                           $  49,477         $  61,398
Non-cash items included in income
     Depreciation, depletion and amortization                                           74,601            71,247
     Deferred income taxes                                                               7,427             9,971
Write-off of property, plant and equipment                                                  --             2,100
(Decrease) increase in other non-current liabilities                                    (1,226)            2,687
Change in accounts receivable, inventories
     and accounts payable                                                               (3,242)           19,946
(Increase) decrease in current timber purchase agreements                               (5,706)            5,461
Decrease in other current assets                                                           213             1,215
(Decrease) increase in accrued liabilities                                             (17,938)            3,673
                                                                                     ---------         ---------
     CASH FROM OPERATING ACTIVITIES                                                    103,606           177,698
                                                                                     ---------         ---------


INVESTING ACTIVITIES


Capital expenditures, net of sales, retirements and reclassifications
     of $4,714 and $(236)                                                              (64,836)         (106,076)
Acquisition of Rayonier Timberlands, L.P. Class A Units                                (48,821)               --
Expenditures for dispositions and discontinued operations,
  net of tax benefits of $4,234 and $7,013                                              (7,308)          (12,115)
Change in timber purchase agreements and other assets                                   (4,118)            4,861
                                                                                     ---------         ---------
     CASH USED FOR INVESTING ACTIVITIES                                               (125,083)         (113,330)
                                                                                     ---------         ---------


FINANCING ACTIVITIES

Issuance of debt                                                                       204,877           225,117
Repayments of debt                                                                    (122,480)         (221,234)
Dividends paid                                                                         (26,193)          (25,963)
Repurchase of Common Shares                                                            (21,890)          (35,331)
Issuance of Common Shares                                                                2,252             2,216
Buyout of minority interest                                                            (16,959)           (1,769)
                                                                                     ---------         ---------
     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                   19,607           (56,964)
                                                                                     ---------         ---------


CASH AND SHORT-TERM INVESTMENTS

(Decrease) increase in cash and short term investments                                  (1,870)            7,404
Balance, beginning of period                                                            10,661             3,432
                                                                                     ---------         ---------
Balance, end of period                                                               $   8,791         $  10,836
                                                                                     =========         =========

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest                                                                        $  21,519         $  19,493
                                                                                     =========         =========
     Income taxes                                                                    $  12,547         $   6,191
                                                                                     =========         =========

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



1.   EARNINGS PER COMMON SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 128, "Earnings Per Share." The following table provides details of the calculation of basic and diluted EPS for the three and nine months ended September 30, 1998 and 1997.



                                                             Three Months                            Nine Months
                                                          Ended September 30,                    Ended September 30,
                                                       1998                1997               1998               1997
                                                       ----                ----               ----               ----
     Net Income                                     $    12,841        $    23,241        $    49,477        $    61,398
                                                    ===========        ===========        ===========        ===========

     Shares used for determining basic EPS           28,079,736         28,685,581         28,219,896         28,956,747
     Dilutive effect of:
         Stock options                                  241,123            488,039            283,410            373,605
         Contingent shares                              231,084            223,500            231,084            223,500
                                                    -----------        -----------        -----------        -----------

     Shares used for determining diluted EPS         28,551,943         29,397,120         28,734,390         29,553,852
                                                    ===========        ===========        ===========        ===========

     Basic EPS                                      $      0.46        $      0.81        $      1.75        $      2.12
                                                    ===========        ===========        ===========        ===========
     Diluted EPS                                    $      0.45        $      0.79        $      1.72        $      2.08
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales and operating income of Rayonier's business segments for the three and nine months ended September 30, 1998 and 1997 were as follows (thousands of dollars):


                                                    Three Months                            Nine Months
                                                 Ended September 30,                    Ended September 30,
                                             1998                   1997             1998                 1997
                                             ----                   ----             ----                 ----
SALES

TIMBER AND WOOD PRODUCTS

Trading and merchandising                  $  74,872            $  64,989         $ 162,878            $ 199,299
Timberlands management                        33,806(a)            43,986           135,698(a)           137,645
Wood products                                 32,079               34,898            93,562              103,198
Intrasegment eliminations                     (2,850)              (6,089)           (8,674)             (18,007)
                                           ---------            ---------         ---------            ---------
     Total Timber and Wood Products          137,907              137,784           383,464              422,135
                                           ---------            ---------         ---------            ---------


SPECIALTY PULP PRODUCTS

Chemical cellulose                            74,848               76,243           218,379              243,309
Fluff and specialty paper pulps               46,293               49,236           138,191              132,393
                                           ---------            ---------         ---------            ---------
     Total Specialty Pulp Products           121,141              125,479           356,570              375,702
                                           ---------            ---------         ---------            ---------

Intersegment eliminations                       (308)                (682)           (1,869)              (1,660)
                                           ---------            ---------         ---------            ---------
     Total before dispositions               258,740              262,581           738,165              796,177

Dispositions                                      --                4,272                --               20,887
                                           ---------            ---------         ---------            ---------

     Total sales                           $ 258,740            $ 266,853         $ 738,165            $ 817,064
                                           =========            =========         =========            =========


OPERATING INCOME

Timber and Wood Products                   $  15,248(b)         $  31,421         $  75,724(b)         $ 100,112
Specialty Pulp Products                       12,585               13,861            28,170               35,272
Corporate and other                           (2,408)              (4,159)           (9,120)             (12,506)
Intersegment eliminations                        (57)                  (8)              (77)                 143
                                           ---------            ---------         ---------            ---------
     Total before dispositions                25,368               41,115            94,697              123,021
Dispositions                                      --                  779                --                  421
                                           ---------            ---------         ---------            ---------

     Total operating income                $  25,368            $  41,894         $  94,697            $ 123,442
                                           =========            =========         =========            =========

(a)  Includes salvage timber sales of $1.7 million.
(b) Operating income was reduced by $6.7 million resulting from Southeast U.S. forest fires during the third quarter of 1998, including $4.0 million on lower pricing for salvage timber and $2.7 million on the write-off of destroyed timber assets and other fire related expenses.


RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales for the third quarter of 1998 were $259 million, $8 million or 3 percent lower than the third quarter of 1997. Sales for the nine months ended September 30, 1998 of $738 million were $79 million or 10 percent lower than the prior year. Sales for both periods declined primarily due to reduced Asian demand for logs, lower chemical cellulose pulp volume, decreased lumber selling prices and the absence of sales from the Company's Port Angeles pulp mill, permanently closed in February 1997. These reductions were partially offset by additional sales from the Company's new medium-density fiberboard (MDF) and wood products trading businesses.

Operating income for the third quarter of 1998 of $25 million was $17 million less than the prior year. Operating income for the nine-month period was $95 million, $29 million or 23 percent less than the prior year. The declines resulted from lower lumber and log pricing, reduced chemical cellulose pulp shipments, losses at the Company's MDF plant in New Zealand which began commercial operations October 1, 1997, and forest fire losses. Forest fires in the Southeast U.S. in early July damaged pre-merchantable timber resulting in a $2.7 million write-off of timber assets and $4 million in reduced timber sales revenue due to lower realized prices for fire-damaged timber. In addition, unusually wet weather conditions in the first half of the year disrupted production schedules and raised the cost of wood fiber at the Company's pulp and sawmills in the Southeast U.S.

TIMBER AND WOOD PRODUCTS

Timber and Wood Products' sales for the three month period ended September 30, 1998 were $138 million, comparable to last year's results. Sales for the nine-month period were $383 million, $39 million below 1997, reflecting lower log trading activity in Asian markets and lower lumber prices. Operating income for the quarter of $15 million was $16 million lower than the same period last year. Year to date operating income of $76 million was $24 million lower than 1997. The declines resulted from the forest fires described above, lower lumber margins and losses at the Company's MDF plant in New Zealand, which began commercial operations October 1, 1997.

Trading and merchandising sales of $163 million for the nine month period were $36 million lower than 1997, reflecting significantly lower export log volumes from North America and New Zealand and reduced selling prices due to weakness in Asian markets, partly offset by sales from a newly established wood products trading business. Operating income was lower than 1997 due to lower log trading margins.

Timberlands management sales of $136 million for the nine-month period were $2 million below last year due to lower prices in the Northwest U.S. and lower prices and volumes in New Zealand. Operating income improved from 1997 as a result of a strong Southeast U.S. timber market in the first half of the year, when unusually wet weather conditions led to restricted supply, and stronger Southeast U.S. land sales. Third quarter operating income included the $6.7 million adverse impact associated with the Southeast U.S. forest fires.

Wood products sales of $94 million for the nine month period were $10 million lower than 1997. Operating income declined as a result of lower lumber sales prices and higher log costs, and losses from the MDF business.

SPECIALTY PULP PRODUCTS

Sales of Specialty Pulp Products for the three-month period were $121 million, $4 million lower than last year. Sales for the first nine months of 1998 were $357 million, $19 million lower than 1997. The declines were primarily due to reduced customer demand for chemical cellulose pulps. Operating income for the first nine months was $28 million, $7 million lower than 1997, as a result of lower chemical cellulose volumes, higher wood and production costs in the first half of the year, partially offset by slightly higher selling prices. Third quarter operating income of $13 million was $1 million below 1997 due to lower chemical cellulose volumes and higher wood costs.

CORPORATE AND OTHER

Corporate and other costs for the third quarter and first nine months of 1998 were favorable to 1997, reflecting lower administrative and general expenses.

OTHER INCOME / EXPENSE

Interest expense of $26 million for the first nine months of 1998 was $8 million higher than 1997, reflecting lower capitalized interest following start up of the New Zealand MDF plant and interest expense associated with the $66 million purchase in January of the publicly traded Class A Units of the Company's U.S. timberlands partnership. The effect of that purchase was to eliminate the minority interest in the partnership earnings, which was $19 million in the first nine months of 1997. The positive impact was partially offset by higher interest and depletion costs in 1998.

The effective tax rate of 28.5 percent for the first nine months of 1998 is comparable to 1997. The effective tax rates are below U.S. statutory rates as 1998 includes tax benefits associated with a weaker New Zealand currency while 1997 reflects higher research and investment tax credits.

NET INCOME

Net income for the third quarter was $12.8 million or $0.45 per Common Share, compared to $23.2 million, or $0.79 cents per Common Share in 1997. Net income for the nine months ended September 30, 1998 was $49.5 million or $1.72 per Common Share, compared to $61.4 million, or $2.08 per Common Share earned last year.

The forest fires in the Southeast U.S. in early July reduced earnings by approximately 15 cents per share in the third quarter. The impact included a charge of 5 cents per share to reflect the loss of pre-merchantable timber and a reduction in earnings of 10 cents per share from the sale of fire-damaged timber.

OTHER ITEMS

The soft global economic situation continues to affect specialty pulp, timber and wood products markets, and prices are expected to remain under pressure at least through the first quarter of next year. However, log export markets appear to have stabilized due to supply restrictions in Russia and China combined with worldwide timber harvest reductions due to low selling prices. Overall fourth quarter timber harvest activity for the Company, primarily by Northwest U.S. customers, is expected to be stronger than in the third quarter.

In January 1998, Rayonier acquired all of the publicly traded Class A Units of its master limited partnership, Rayonier Timberlands, L.P., for a cash purchase price of $13.00 per unit. The acquisition was accounted for under the purchase method and was financed by the utilization of existing credit facilities.

YEAR 2000 COMPLIANCE

Rayonier began its company-wide Year 2000 Project in 1996 and expects all phases to be completed by the end of the third quarter of 1999. The Project is designed to identify Year 2000 problems and take corrective action covering business and process control systems, networking communications, personal computer applications, embedded microprocessors and third party supplier and customer risks. The Company has engaged outside consultants to advise on, assist in and monitor compliance. The project team reports directly to the Company's senior executive officers and regularly provides program updates to the Audit Committee of the Board of Directors.

The estimated total amount expended on the Year 2000 Project through the third quarter of 1998 was less than $1 million and the Company estimates that future costs could range up to $2 million. Many of the Company's systems were upgraded or replaced in the ordinary course of business during the last five years, and costs related to those upgrades and replacements are not included in the Year 2000 Project expenses.

The Company believes that with the completion of its Year 2000 Project as scheduled, the risks will be minimized and the possibility of significant interruptions of operations reduced. However, if the Company and its third party suppliers and customers do not complete in a timely manner their assessment, remediation and testing for Year 2000 compliance, there can be no assurance that Year 2000 problems will not materially adversely affect the Company's results of operations or its relationships with its suppliers and customers. The Company has not yet been able to clearly identify the most reasonably likely worst case scenarios and the appropriate contingency plans for such scenarios. As the Company completes all phases of its Year 2000 Project, it will prepare contingency plans to deal with any areas where it determines that risks of non-compliance are significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $104 million for the first nine months of 1998 decreased $74 million from 1997 as a result of lower income and increased working capital requirements. EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) for the nine months of 1998 of $170 million decreased $6 million from 1997 results. Cash from operating activities and additional borrowings helped to finance capital expenditures of $70 million, dividends of $26 million and the repurchase of Common Shares for $22 million. The Company also increased its borrowings to finance the $66 million acquisition of the outstanding publicly traded Class A Unit minority interest in Rayonier Timberlands L.P. Third quarter ending debt was $508 million and the debt-to-capital-ratio was 44.4 percent compared to 40.2 percent at December 31, 1997.

The Company repurchased 516,079 of its shares during the first nine months of 1998 at an average cost of $42.42 for a total of $22 million. Over the same period of 1997, the Company repurchased 840,500 shares at an average cost of $42.04 per share for a total of $35 million. In July 1998, the Company's Board of Directors increased the authorized number of common shares to be repurchased by 200,000. All of these shares were repurchased in the third quarter of 1998. In October 1998, the Board authorized the repurchase of an additional one million shares through December 31, 2000. These share repurchases are in addition to the 1.5 percent of outstanding shares normally repurchased each year to offset the dilutive effect of incentive stock programs on earnings per share.

The Company has unsecured credit facilities totaling $300 million, which were used for direct borrowings of $40 million and as support for $150 million of outstanding commercial paper. As of September 30, 1998, the Company had $110 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, the Company may offer up to $200 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

SAFE HARBOR

Comments about market trends and anticipated earnings and activities in the fourth quarter and in the first quarter of next year and disclosures about the Company's project to address Year 2000 compliance are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in factors referred to in such comments and disclosures as well as changes in the following additional important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in the estimates of fire damage; final results of negotiations with the Company's property insurance carrier; competitive products and pricing, as well as fluctuations in demand, particularly for specialty fluff pulps, export and domestic logs, and wood products (including MDF); the impact of such market factors on the Company's timber sales in the U.S. and New Zealand; the impact of global market conditions on prices and volumes; production costs for MDF and for specialty pulps, particularly for raw materials such as wood and chemicals; governmental policies and regulations affecting the environment, import and export controls and taxes; and interest rate and currency movements.

ITEM 3.  SELECTED OPERATING DATA

                                                                                Three Months                   Nine Months
                                                                              Ended September 30,           Ended September 30,
                                                                             1998             1997         1998            1997
                                                                             ----             ----         ----            ----
TIMBER AND WOOD PRODUCTS

     Log trading volume
         North America, in millions of board feet                              61              54           130             174
         New Zealand, in thousands of cubic meters                            174             277           550             802
         Other, in thousands of cubic meters                                   47              56           136             247

     Timber sales volume
         Northwest U.S., in millions of board feet                             30              39           154             147
         Southeast U.S., in thousands of short green tons                     558(a)          567         1,788(a)        1,711
         New Zealand, in thousands of cubic meters                            280             336           650             835

     Lumber sales volume, in millions of board feet                            84              85           241             248

     Medium-density fiberboard sales volume,                                   24              --            61              --
         in thousands of cubic meters

     Intercompany timber sales volume
         Northwest U.S.,
              in millions of board feet                                         3               1             8              11
         Southeast U.S.,
             in thousands of short green tons                                  12              22            62              60
         New Zealand
           in thousands of cubic meters                                       103             175           257             446

SPECIALTY PULP PRODUCTS (b)

     Pulp sales volume
         Chemical cellulose, in thousands of metric tons                       82              88           245             277
         Fluff and specialty paper pulp, in thousands of metric tons           87              94           262             255

     Production as a percent of capacity                                     98.6%          102.9%         98.6%          100.1%


(a) Includes salvage timber sales of 177 resulting from the Southeast U.S. forest fires.
(b) Excludes 1997 third quarter and nine months sales by the Port Angeles pulp mill of 4 and 22, respectively, for chemical cellulose and 0 and 5, respectively, for fluff and specialty paper pulp.

SELECTED SUPPLEMENTAL FINANCIAL DATA (thousands of dollars, except per share data)


                                             Three Months                           Nine Months
                                          Ended September 30,                    Ended September 30,
                                       1998                 1997              1998                 1997
                                       ----                 ----              ----                 ----
GEOGRAPHICAL DATA (NON-U.S.)
     Sales
        New Zealand                 $  15,349            $  24,284         $  42,960            $  63,865
        Other                           2,981                4,247            11,094               19,854
                                    ---------            ---------         ---------            ---------
          Total                     $  18,330            $  28,531         $  54,054            $  83,719
                                    =========            =========         =========            =========

     Operating Income
        New Zealand                 $  (3,361)           $   4,333         $ (11,863)           $   6,723
        Other                            (363)              (1,737)           (2,530)              (3,679)
                                    ---------            ---------         ---------            ---------
          Total                     $  (3,724)           $   2,596         $ (14,393)           $   3,044
                                    =========            =========         =========            =========

TIMBERLANDS MANAGEMENT
     Sales
        Northwest U.S.              $  11,609            $  16,373         $  59,032            $  63,193
        Southeast U.S.                 15,139(a)            16,837            60,274(a)            49,578
        New Zealand                     7,058               10,776            16,392               24,874
                                    ---------            ---------         ---------            ---------
          Total                     $  33,806            $  43,986         $ 135,698            $ 137,645
                                    =========            =========         =========            =========


     Operating Income
        Northwest U.S.              $   7,486            $  10,660         $  42,961            $  47,257
        Southeast U.S                   7,218(b)            10,979            41,560               33,906
        New Zealand                     1,616                2,897             4,717                6,201
                                    ---------            ---------         ---------            ---------
          Total                     $  16,320            $  24,536         $  89,238            $  87,364
                                    =========            =========         =========            =========

     EBITDA per Share
        Northwest U.S.              $    0.30            $    0.38         $    1.60            $    1.64
        Southeast U.S                    0.37                 0.44              1.74                 1.38
        New Zealand                      0.15                 0.21              0.41                 0.50
                                    ---------            ---------         ---------            ---------
          Total                     $    0.82            $    1.03         $    3.75            $    3.52
                                    =========            =========         =========            =========

(a)  Includes salvage timber sales of $1.7 million.
(b) Operating income was reduced by $6.7 million due to the Southeast U.S. forest fires, including $4.0 million on lower pricing for salvage timber and $2.7 million on the write-off of destroyed timber assets and other fire related expenses.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) See Exhibit Index.

     (b) Rayonier Inc. filed a Current Report on Form 8-K on September 25, 1998 with a press release issued on that date.



                                    SIGNATURE


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RAYONIER INC.  (Registrant)


                                 BY  KENNETH P. JANETTE
                                     ------------------
                                     Kenneth P. Janette
                                     Vice President and Corporate Controller
November 12, 1998                    (Chief Accounting Officer)

                                  EXHIBIT INDEX



     EXHIBIT NO.                            DESCRIPTION                                        LOCATION
     -----------                            -----------                                        --------
         2                     Plan of acquisition, reorganization,                              None
                               arrangement, liquidation or succession

         3.1                   Amended and restated articles of incorporation                    No amendments

         3.2                   By-laws                                                           No amendments


         4                     Instruments defining the rights of security holders,              Not required to be
                               including indentures                                              filed. The Registrant
                                                                                                 hereby agrees to file
                                                                                                 with the Commission a
                                                                                                 copy of any instrument
                                                                                                 defining the rights of
                                                                                                 holders of the
                                                                                                 Registrant's long-term
                                                                                                 debt upon request of
                                                                                                 the Commission.


         10.1                  Rayonier 1994 Incentive Stock Plan, as amended                    Filed herewith


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