Form 10-K405
period 1998-12-31
RAYONIER INC
filed 1999-03-26
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (Mark One)

         (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the year ended December 31, 1998

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

                                  Common Shares
                        7.5% Notes, due October 15, 2002
                       Medium-Term Notes, due 1999 - 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant on March 2, 1999, was approximately $1,107,000,000.

As of March 2, 1999, there were outstanding 27,821,413 Common Shares of the Registrant.

The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 21, 1999, is incorporated by reference in
Part III of the Form 10-K.

                                TABLE OF CONTENTS



              ITEM                                                                                        PAGE

                                     PART 1

              1.    Business                                                                                 1
              2.    Properties                                                                               6
              3.    Legal Proceedings                                                                        6
              4.    Submission of Matters to a Vote of Security Holders                                      7
              *     Executive Officers of Rayonier                                                           7

                                     PART II

              5.    Market for the Registrant's Common Equity and
                    Related Stockholder Matters                                                              8
              6.    Selected Financial Data                                                                  9
              7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                           12
              8.    Financial Statements and Supplementary Data                                             19
              9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                                     19

                                    PART III

              10.   Directors and Executive Officers of the Registrant                                      19
              11.   Executive Compensation                                                                  19
              12.   Security Ownership of Certain Beneficial Owners and Management                          19
              13.   Certain Relationships and Related Transactions                                          19

                                     PART IV

              14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                         19











* Included pursuant to Instruction 3 to Item 401 (b) of Regulation S-K

                          INDEX TO FINANCIAL STATEMENTS



Report of Management                                               F-1

Report of Independent Public Accountants                           F-1

Statements of Consolidated Income for the
    Three Years Ended December 31, 1998                            F-2

Consolidated Balance Sheets as of
    December 31, 1998 and 1997                                     F-3 to F-4

Statements of Consolidated Cash Flows for the
    Three Years Ended December 31, 1998                            F-5

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



              Signatures                                           A

              Exhibit Index                                        B to E

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Rayonier Inc. (Rayonier or the Company), including its subsidiaries, is a leading international forest products company primarily engaged in the trading, merchandising and manufacturing of logs, timber and wood products, and in the production and sale of high-value-added specialty pulps. Rayonier owns, leases, manages or controls approximately 1.5 million acres of timberland in the United States and New Zealand. In addition, the Company operates two pulp mills and two lumber manufacturing facilities in the United States and a medium-density fiberboard plant in New Zealand.

Rayonier traces its origins to the Rainier Pulp & Paper Company founded in Shelton, WA, in 1926. In 1937 it became "Rayonier Incorporated," a public company traded on the New York Stock Exchange (NYSE), until 1968, when it became a wholly owned subsidiary of ITT Corporation, now known as ITT Industries, Inc.
(ITT). On February 28, 1994, Rayonier again became an independent public company when ITT distributed all of Rayonier's Common Shares to ITT stockholders. Rayonier shares are publicly traded on the NYSE under the symbol RYN.

Rayonier is a North Carolina corporation with its executive offices at 1177 Summer Street, Stamford, CT 06905-5529. Its telephone number is (203) 348-7000.

Rayonier operates in two major business segments, Timber and Wood Products and Specialty Pulp Products. The Timber and Wood Products segment includes two reportable business units under Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," Forest Resources and Trading, and Wood Products. Chemical Cellulose, and Fluff and Specialty Paper Pulps, are product lines within the Specialty Pulp Products segment.

SALES

Rayonier's sales for the last three years were as follows in millions:

                                                                   Sales Revenue
                                         --------------------------------------------------------------------------------
                                           1998            %           1997             %           1996             %
                                           ----            -           ----             -           ----             -
Timber and Wood Products:
   Forest Resources and Trading          $   402             40       $   420             38       $   482             41
   Wood Products                             121             12           133             12           104              9
                                         -------        -------       -------        -------       -------        -------
                                             523             52           553             50           586             50
Specialty Pulp Products:
   Chemical Cellulose                        309             30           338             31           328             28
   Fluff and Specialty Paper Pulps           179             18           182             16           186             16
                                         -------        -------       -------        -------       -------        -------
                                             488             48           520             47           514             44

Dispositions                                --             --              34              3            88              7
Intersegment eliminations                     (2)          --              (3)          --             (10)            (1)
                                         -------        -------       -------        -------       -------        -------
         Total                           $ 1,009            100       $ 1,104            100       $ 1,178            100
                                         =======        =======       =======        =======       =======        =======

With customers in 60 countries, 42 percent of Rayonier's 1998 sales of $1,009 million were made to customers outside of the United States. For further information on sales, operating income and identifiable assets by segment, see
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the Notes to Consolidated Financial Statements - Segment and Geographical Information.

TIMBER AND WOOD PRODUCTS

FOREST RESOURCES AND TRADING

The Company manages timberlands, sells standing timber to third parties, purchases and harvests timber on timberlands owned by it and by third parties, sells logs, and purchases lumber and wood panel products for resale.

Rayonier manages approximately 1.5 million acres of timberlands as of December 31, 1998 as follows in thousands:

                                                                                  Fee              Long-Term
         Region                             Total Acres           %           Owned Acres        Leased Acres
         ------                             -----------           -           -----------        ------------
         Southeast U.S.                           846              59              741                 105
         Northwest U.S.                           379              26              379                   -
         New Zealand                              222              15                6                 216
                                                -----          ------            -----                 ---
         Total                                  1,447             100            1,126                 321
                                                =====          ======            =====                 ===

Southeastern U.S. timberlands are located primarily in Georgia and Florida. Their proximity to pulp, paper and lumber mills results in significant competition for the purchase of Rayonier's timber. Approximately 58 percent of the timber harvest is pulpwood, which is destined for pulp and paper mills, with the remaining 42 percent representing higher value timber sold primarily to plywood and lumber mills. Through advanced silvicultural practices, the Company has been able to increase the amount of timber volume per acre available for harvest from its southeastern timberlands by approximately 2 to 3 percent per year and expects this trend to continue.

Northwestern U.S. timberlands are located primarily on the Olympic Peninsula in Washington state, are all owned in fee and consist almost entirely of second-growth trees. These timberlands include softwood stands, of which approximately 71 percent is hemlock and 29 percent is Douglas fir, Western red cedar and spruce, and hardwood timber stands, consisting principally of alder and maple.

New Zealand forest assets consist primarily of Crown Forest Licenses providing the right to utilize approximately 219,000 acres of New Zealand plantation forests for a minimum period of 35 years. Approximately 90 percent of these timberlands consist of radiata pine, well suited for high quality lumber and panel products. The remaining 10 percent is Douglas fir and other species. Rayonier grows New Zealand timber for both domestic New Zealand uses and for export primarily to the Pacific Rim markets. In addition, Rayonier New Zealand manages timberlands for others, principally joint ventures in which Rayonier holds a minority interest.

Rayonier manages timberlands, endeavoring to scientifically develop forests to their economic peak for specific markets. The average rotation age for timber from the Southeastern U.S. (primarily Southern pine) is 25 years for timber sold to sawmills and 20 years for pulpwood destined for pulp and paper mills. The average rotation age for timber destined for domestic and export markets from the Northwestern U.S. (primarily hemlock and Douglas fir) is 45 to 50 years. The average rotation age for timber grown in New Zealand (primarily radiata pine) is 25 to 28 years.

In the United States, Rayonier manages almost all of its timberlands and sells standing timber directly through Rayonier Timberlands, L.P. (RTLP), a limited partnership. Until January 1998, Rayonier owned 74.7 percent of the Class A Limited Partnership Units of RTLP and the remaining 25.3 percent were publicly traded. Effective January 1998, Rayonier acquired the publicly held units of RTLP in accordance with the terms of the RTLP Partnership Agreement.

Rayonier is organized to regularly sell timber through auction processes predominately to third parties. By requiring the Company's other operating units to competitively bid for their timber and wood requirements, the Company believes it can maximize the true economic return on its investments. In 1998, approximately 90 percent of the Company's standing timber sales were made directly to third parties.

The Company manages its timberlands on a sustainable yield basis in conformity with best forest industry practices. A key to success is the extensive application of Rayonier's silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species, fertilization and careful timing of the harvest, all designed to maximize value, while responding to environmental needs. The following table sets forth timberland acres by region and by timber classification in thousands:

                     Softwood   Hardwood
Region              Plantation   Lands      Non-Forest    Total
------              ----------   -----      ----------    -----
Southeast U.S.          554         288           4         846
Northwest U.S.          323          18          38         379
New Zealand (1)         217           5        --           222
                      -----       -----       -----       -----
Total                 1,094         311          42       1,447
                      =====       =====       =====       =====

(1) Excludes 43 thousand acres managed by Rayonier under joint ventures and approximately 65 thousand acres of native bush estate that is not harvestable.

Merchantable timber inventory is an estimate of the amount of standing timber at the earliest age that it could be harvested under varying economic conditions. Estimates are based on a continuing inventory system, which involves periodic statistical sampling of the timberlands, with adjustments made on the basis of growth estimates, harvest information and market conditions. The following table sets forth the estimated volumes of merchantable timber by location and type, as of December 31, 1998.

                                                                                        Equivalent total,
                                                                                          in thousands
Region                                                 Softwood     Hardwood     Total   of cubic meters      %
------                                                 --------     --------     -----   ---------------      -
Southeast U.S., in thousands of short green tons        9,352        6,857       16,209       11,090           27

Northwest U.S., in millions of board feet               2,104          217        2,321       14,034           34

New Zealand, in thousands of cubic meters              15,889          208       16,097       16,097           39
                                                                                              ------       ------

                                                                                              41,221          100
                                                                                              ======       ======

Rayonier is also a leading exporter and trader of softwood logs, lumber and wood panel products. Rayonier purchases and harvests timber and purchases lumber and wood panel products for sale in domestic and export markets. In 1998, approximately 45 percent of New Zealand log sales volume was sourced from Company timberlands. In North America, approximately 7 percent of log sales volume was sourced directly from Rayonier's timberlands; however, logs were also purchased from independent local dealers who had, in some cases, purchased cutting rights to Company timberlands. Approximately 95 percent of log, lumber and wood panel product sales are made directly by Rayonier sales personnel. In certain of the Company's export locations, sales are made through independent sales agents.

WOOD PRODUCTS

The Company manufactures wood products at two lumber mills in the Southeast U.S. and a medium-density fiberboard facility in New Zealand.

Rayonier's lumber mills located at Baxley and Swainsboro, GA, convert Southern pine timber into dimension and specialty lumber products for residential construction and industrial uses. The two mills have a combined annual capacity of approximately 265 million board feet of lumber, while also producing approximately 537,000 tons of wood chips for pulping. The mills sell their lumber output primarily in southeastern United States and Caribbean markets. Lumber is sold primarily by Rayonier sales personnel, although sales to certain export locations are made through independent sales agents. Substantially all of the wood chip production is sold (at market prices) to Rayonier's Jesup, GA, pulp facility accounting for approximately 18 percent of Jesup's 1998 total wood consumption. In July 1998, fire damaged a third lumber manufacturing facility, with annual capacity of 85 million board feet, at Plummer, ID. Rayonier has permanently closed the Plummer mill and plans to sell the remaining assets.

During 1997, the Company completed construction and, in the fourth quarter, began operations at a medium-density-fiberboard (MDF) facility in New Zealand with an annual capacity of 140,000 cubic meters and utilities infrastructure capacity for an additional 140,000 cubic meters. The Company's MDF is marketed by Rayonier personnel, independent sales agents and a domestic distributor.

SPECIALTY PULP PRODUCTS

Rayonier is a leading specialty pulp manufacturer. The Company owns and operates pulp mills at Jesup, GA, and Fernandina Beach, FL, with a combined annual capacity of approximately 700,000 metric tons. These facilities are able to manufacture more than 25 different grades of pulp to meet customers' needs. The Jesup facility produces approximately 550,000 metric tons of wood pulp, or 79 percent of Rayonier's total capacity. The Fernandina Beach facility produces approximately 150,000 metric tons of wood pulp, or 21 percent of Rayonier's total capacity.

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

         CHEMICAL CELLULOSE

Rayonier is one of the world's leading producers of chemical cellulose, also called dissolving pulp, which is a highly purified form of pulp. Chemical cellulose is used in a wide variety of products such as textile fibers, rigid packaging, photographic film, impact-resistant plastics, high-tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, cigarette filters, lacquers, paints, printing inks and explosives. Within the chemical cellulose industry, Rayonier concentrates on the most highly valued, technologically demanding end uses, such as cellulose acetate and high-purity cellulose ethers, of which it is a leading supplier.

         FLUFF AND SPECIALTY PAPER PULPS

Rayonier is a leading supplier of fluff pulp, used as an absorbent medium in products such as disposable baby diapers, personal sanitary napkins, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

Rayonier is also a major producer of specialty paper pulps and produces only a small volume of regular paper pulp. Customers use Rayonier's specialty paper pulps to manufacture paper for decorative laminates for counter tops, air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry. Paper pulp, representing approximately 2 percent of total Company pulp sales, is used in the manufacture of bond, book and printing paper.

         PULP PRICING

Pulp prices are cyclical. Since Rayonier is a non-integrated specialty pulp producer for non-papermaking end uses, pricing of its high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices.

DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions and discontinued operations include Rayonier's Port Angeles, WA, pulp mill, which was closed on February 28, 1997, its interest in the Grays Harbor, WA, pulp and paper complex, which was closed in 1992, its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1986, Rayonier's Eastern Research Division, which ceased operations in 1981, and other miscellaneous assets held for disposition.

See Note 11 of the Notes to Consolidated Financial Statements - Dispositions and Discontinued Operations.

FOREIGN SALES AND OPERATIONS

Rayonier's sales for the last three years by geographical destination market are as follows in millions:

                                        Sales by Destination Markets
                    -----------------------------------------------------------------------
                     1998            %         1997            %         1996            %
                    ------       ------       ------       ------       ------       ------
United States       $  587           58       $  568           51       $  527           45
Europe                 121           12          127           12          135           11
Japan                  107           11          173           16          234           20
South Korea             17            2           52            5           49            4
China                   36            4           36            3           54            5
Other Asia              56            5           66            6           89            7
Latin America           54            5           59            5           57            5
Canada                  21            2           16            1           20            2
All other               10            1            7            1           13            1
                    ------       ------       ------       ------       ------       ------

Total               $1,009          100       $1,104          100       $1,178          100
                    ======       ======       ======       ======       ======       ======

Overseas assets, primarily in New Zealand, were approximately 22 percent of total assets at the end of 1998 and Rayonier's sales from non-U.S. operations were approximately 8 percent of total sales.

See Note 3 of the Notes to Consolidated Financial Statements - Segment and Geographical Information.

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

COMPETITION AND CUSTOMERS

The Company's U.S. timberlands are located in two major timber growing regions (the Southeast and the Northwest), where timber markets are fragmented and very competitive. In the Northwest U.S., John Hancock Mutual Life Insurance Co. and Washington state (Department of Natural Resources) are significant competitors. In both the Northwest U.S. and Southeast U.S., smaller forest products companies and private landowners compete with the Company. Price is the principal method of competition.

Export log markets are highly competitive, with logs available from several countries and numerous suppliers. In New Zealand, major competitors include Carter Holt Harvey and Fletcher Challenge. In North America, Weyerhaeuser, International Paper and Willamette are principal competitors. Price and customer relationships are important methods of competition.

Rayonier's lumber and MDF wood products compete with the products of numerous companies, some of which are larger and have greater resources than Rayonier. Both lumber and MDF compete with alternative construction materials. The MDF facility is experiencing significant operating losses ($16 million in 1998) mainly associated with weak demand from Asian markets for forest products and worldwide overcapacity of MDF production. Losses are expected to continue into the near future, before an anticipated market recovery emerges, which is highly dependent upon the recovery of Asian economies. In most of Rayonier's markets, competition is primarily through price, quality, customer relationships and technical service.

Specialty pulp products are marketed worldwide against strong competition from domestic and foreign producers. Rayonier's major competitors include International Paper, Weyerhaeuser, Georgia-Pacific, Buckeye Technologies and Stora Kopparberg. However, several foreign, low-cost manufacturers are currently attempting to produce high-grade acetate pulps. Supply of these pulp grades may increase in the future, in comparison to demand growth that has been fairly modest. Pressure on chemical cellulose margins at both Jesup and Fernandina will most probably intensify. On the other hand, the Company is developing new, and improving existing, products and processes that could add additional value to the specialty pulp business. In addition to pricing, product performance and technical service are principal methods of competition.

ENVIRONMENTAL MATTERS

See "Environmental Regulation" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 of the Notes to Consolidated Financial Statements - Contingencies.

RAW MATERIALS

Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups and is also subject to cyclical swings in lumber and pulp and paper markets. While the Forest Resources and Trading business unit has benefited from a significant increase in timber prices over the last decade, this increase adversely impacted fiber costs at Rayonier's Specialty Pulp Products and Wood Products manufacturing facilities in the Southeast U.S.

Rayonier has pursued, and is continuing to pursue, reductions in usage and costs of key raw materials, supplies and contract services at its pulp and lumber mills. Management foresees no significant constraints from pricing or availability of its key raw materials.

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

Research activities related to timberland operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve returns from timberland assets.

Research and development expenditures were $11 million, $10 million, and $11 million in 1998, 1997 and 1996, respectively.

EMPLOYEE RELATIONS

Rayonier currently employs approximately 2,300 people. Of this number, approximately 2,100 are employees in the United States, of whom 46 percent are covered by labor contracts. Most hourly employees are represented by one of several labor unions. Labor relations are maintained in a normal and satisfactory manner.

Jesup's labor agreements, covering approximately 700 employees, expire in June 2002. Fernandina's labor contracts, covering approximately 300 employees, expire in May 2001.

Rayonier has in effect various benefit plans for its employees and retirees, providing certain group medical, dental and life insurance coverage, pension and other benefits. The cost of the plans is borne primarily by Rayonier.

ITEM 2.  PROPERTIES

Rayonier owns, leases or controls approximately 1.2 million acres of timberlands in the United States. Rayonier manages these properties and sells timber to other Company operating units, as well as unaffiliated parties. Rayonier's New Zealand subsidiary owns or manages the forest assets on approximately 222,000 acres of plantation forests in New Zealand. Rayonier and its wholly owned subsidiaries own or lease various other properties used in their operations, which include two pulp mills, three lumber manufacturing facilities (including a mill in Plummer, ID which was damaged by fire in July 1998 - see page 3), an MDF plant, a research facility and Rayonier's corporate headquarters. These facilities (except for the corporate headquarters in Stamford, CT) are located in the northwestern and southeastern portions of the United States and in New Zealand.

ITEM 3.  LEGAL PROCEEDINGS

Rayonier is one of two defendants in an action by Powell-Duffryn Terminals instituted in the U.S. District Court for the Southern District of Georgia on April 10, 1997, seeking indemnity for $57 million in damages incurred as the result of a fire and explosion at a marine terminal and storage facility where crude sulfate turpentine produced by Rayonier and others was stored. Plaintiff has sued to recover sums paid to third-party claimants, expenses incurred to remediate the property and adjoining lands and other damages. On April 20, 1998, the U.S. District Court for the Southern District of Georgia granted summary judgment in favor of Rayonier, and this decision was affirmed by the U.S. Court of Appeals for the Eleventh Circuit on March 10, 1999.

Rayonier is also engaged in environmental proceedings that are discussed more fully in Note 16 of the Notes to Consolidated Financial Statements - Contingencies (Legal Proceedings).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 1998.


                         EXECUTIVE OFFICERS OF RAYONIER


W. LEE NUTTER, 55, Chairman, President and Chief Executive Officer, Rayonier - He joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President, Timber and Wood in 1984, Vice President, Forest Products in 1985, Senior Vice President, Operations, in 1986 and Executive Vice President in 1987. He was elected President and Chief Operating Officer and a director of Rayonier on July 19, 1996 and was elected to his present position effective January 1, 1999. Mr. Nutter is a member of the Board of Governors of the National Council for Air and Stream Improvement. He was graduated from the University of Washington and the Harvard University Graduate School of Business Administration Advanced Management Program.

WILLIAM S. BERRY, 57, Executive Vice President, Forest Resources and Wood Products - He has held his current position since August 1, 1998. He was elected Executive Vice President, Forest Resources and Corporate Development in October 1996. He was Senior Vice President, Forest Resources and Corporate Development, of Rayonier from January 1994 until October 1996, Senior Vice President, Land and Forest Resources, from January 1986 to January 1994 and Vice President and Director of Forest Products Management from October 1981 to January 1986. Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. He serves on the External Advisory Board of the Warnell School of Forest Resources, University of Georgia. He holds a B.S. in Forestry from the University of California at Berkeley and an M.S. in Forestry from the University of Michigan.

GERALD J. POLLACK, 57, Senior Vice President and Chief Financial Officer - He was elected Senior Vice President and Chief Financial Officer of Rayonier in May 1992. From July 1986 to May 1992, he was Vice President and Chief Financial Officer. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. He is a member of the New York Advisory Board of The Allendale Insurance Co., the financial management committee of AF&PA, and the Financial Executive Institute. Mr. Pollack has a B.S. degree in Physics from Rensselaer Polytechnic Institute and an MBA in Accounting and Finance from the Amos Tuck School at Dartmouth.

JOHN P. O'GRADY, 53, Senior Vice President, Administration - He was elected Senior Vice President, Human Resources, of Rayonier in January 1994 and Senior Vice President, Administration, effective January 1996. He was Vice President, Administration, of Rayonier from July 1991 to January 1994. From December 1975 to July 1991, he held a number of human resources positions at ITT Corporation and its subsidiaries. Mr. O'Grady serves on the American Forest & Paper Association's employee and labor relations committee, is on the business advisory board of the University of Oklahoma School of Business and is a Management Trustee for the Paper, Allied-Industrial, Chemical & Energy Workers International Union Health and Welfare Trust. From 1994 to 1997, he served on the board of advisors of the Business and Industry Council of the College of New Jersey (formerly Trenton State College). He holds a B.S. degree in Labor Economics from the University of Akron, an M.S. degree in Industrial Relations from Rutgers University and a Ph.D. in Management from California Western University.

WILLIAM A. KINDLER, 56, Senior Vice President, Specialty Pulp - He joined Rayonier in August 1996, was elected Vice President. Specialty Pulp, in October 1996 and was elected to his present position effective March 1, 1998. Prior to coming to Rayonier, Mr. Kindler was with James River Corporation for 26 years where he held a number of senior management positions, most recently as Vice President, General Manager, Printing Papers (November 1988 until March 1994) and as Vice President, Product Supply, Consumer Products (March 1994 until August
1996). He holds a B.A. in Chemistry from Western Washington University and an M.S. and Ph.D. in Pulp and Paper Technology from the Institute of Paper Chemistry.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The table below reflects the range of market prices of Rayonier Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which this security is listed, under the trading symbol RYN.

RAYONIER COMMON SHARES - MARKET PRICES, VOLUME AND DIVIDENDS (UNAUDITED)

                                                                                 Composite
                                                High              Low             Volume           Dividend
                                                ----              ---             ------           --------
                1998
                ----
                Fourth Quarter                $46.25           $ 37.25           3,789,600             $.31
                Third Quarter                  48.00             36.63           3,890,600              .31
                Second Quarter                 52.50             43.13           5,635,000              .31
                First Quarter                  48.50             40.25           5,247,400              .31

                1997
                ----
                Fourth Quarter                $51.13           $ 40.25           3,655,100             $.30
                Third Quarter                  53.00             42.00           3,657,700              .30
                Second Quarter                 44.38             36.88           3,391,800              .30
                First Quarter                  39.25             35.25           3,611,800              .30

On February 19, 1999, Rayonier announced a first quarter dividend of 31 cents per share payable March 31, 1999 to shareholders of record March 10, 1999.

There were approximately 22,915 shareholders of record of Rayonier Common Shares on February 26, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary of historical financial data for each of the five years ended December 31, 1998 is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements (dollar amounts in millions, except per share data).

                                                                                  Year Ended December 31
                                                                ---------------------------------------------------------
                                                                 1998         1997         1996         1995         1994
                                                                -----         ----         ----         ----         ----
OPERATIONS:
Sales                                                         $ 1,009      $ 1,104      $ 1,178       $1,260       $1,069
Operating income before provision for
     dispositions                                                 124          166          159          234          169
Provision for dispositions                                          -            -         (125) (1)       -            -
Operating income                                                  124          166           34          234          169
Income (loss) from continuing operations                           64           87         ( - )         142           70
Provision for discontinued operations                               -            -          (98) (2)       -            -
Net income (loss)                                                  64           87          (98)         142           70

PER COMMON SHARE:

Income (loss) from continuing operations                      $  2.22      $   2.97     $  ( - )      $ 4.75       $ 2.36
Provision for discontinued operations                            -                -       (3.28)           -            -
Net income (loss)  - Diluted                                     2.22          2.97       (3.28)        4.75         2.36
                   - Basic                                       2.26          3.03       (3.28)        4.81         2.37
Dividends paid                                                   1.24          1.20        1.16         1.00          .72
Book value                                                      23.01         22.37       21.29        25.95        22.15

FINANCIAL CONDITION:

Total assets                                                  $ 1,601      $ 1,596      $ 1,598       $1,648       $1,524
Total debt                                                        490          426          433          450          483
Book value                                                        639          633          623          769          655

CASH FLOW:

Cash flow from operating activities                           $   157      $   253      $   236       $  213       $  190
Custodial capital spending (3)                                     58           72           83           72           67
Total capital expenditures                                         95          137          187          143          101
Depreciation, depletion and amortization                          101           99           97           96           90
EBITDA    (4)                                                     226          237          236          303          229
EBIT  (5)                                                         125          138          139          207          139
Free cash flow (6)                                                 66          122          119          107           90
Dividends paid                                                     35           35           34           30           21

PERFORMANCE RATIOS (%):

Operating income to sales (7)                                      12           15           13           19           16
Return on equity (8)                                               10           14            -           20           11
Return on assets (8)                                                4            5            -            9            5
Debt to capital                                                    43           40           41           37           43

OTHER:

Number of employees                                             2,300        2,500        2,700        2,900        2,700
Timberlands - in thousands of acres                             1,447        1,452        1,462        1,473        1,501


SELECTED OPERATING DATA (UNAUDITED):                                                    Year Ended December 31
                                                                  -----------------------------------------------------------------
                                                                   1998            1997          1996          1995          1994
                                                                  -------         -------       -------       -------       -------
Timber and Wood Products

   Log trading volume
     North America - in millions of board feet                        173             224           284           351           306
     New Zealand - in thousands of cubic meters                       851           1,113         1,414         1,682         1,623
     Other - in thousands of cubic meters                             206             277            97           103            54

   Standing timber sales volume
     Northwest U.S. - in millions of board feet                       212             190           193           175           194
     Southeast U.S. - in thousands of short green tons              2,360(9)        2,421         2,281         2,218         2,184
     New Zealand - in thousands of cubic meters(10)                 1,003           1,111         1,097          --            --

   Lumber sales volume - in millions of board feet(11)                310             325           280           213           197

   Medium-density fiberboard sales volume -
       in thousands of cubic meters                                    91              16          --            --            --

   Intercompany sales volume
     Logs - in millions of board feet                                --                 1            12            22            13
     Northwest U.S. timber - in millions of board feet                 12              14            23            32            36
     Southeast U.S. timber - in thousands of short green tons          70              92           158           292           199
     New Zealand timber - in thousands of cubic meters(10)            385             589           840          --            --

Specialty Pulp Products
   Pulp sales volume
     Chemical cellulose - in thousands of metric tons(12)             344             381           349           342           311
     Fluff and specialty paper pulp - in thousands of
       metric tons(13)                                                349             344           332           308           350
   Production as a percent of capacity                                 97%            100%          101%           99%           96%

SELECTED SUPPLEMENTAL FINANCIAL DATA

Financial Results Excluding Impact of Special Items(14)
     Sales                                                        $ 1,015         $ 1,104       $ 1,178       $ 1,260       $ 1,069
     Operating income                                                 134             166           159           234           169
     Net income                                                        70              82            79           118            70
     Net income per diluted Common Share                             2.44            2.78          2.63          3.95          2.36
     EBITDA(4)                                                        235             229           236           303           229
     Return on equity(%)                                               11              13            10            17            11

Geographical Data(Non-U.S.)
     Sales
         New Zealand                                              $    64         $    90       $    96       $   106       $    98
         Other                                                         17              22            23            28            26
                                                                  -------         -------       -------       -------       -------
             Total                                                $    81         $   112       $   119       $   134       $   124
                                                                  =======         =======       =======       =======       =======

     Operating Income
         New Zealand                                              $   (14)        $     8       $     5       $    13       $    12
         Other                                                         (3)             (5)           (3)           (1)           (3)
                                                                  -------         -------       -------       -------       -------
             Total                                                $   (17)        $     3       $     2       $    12       $     9
                                                                  =======         =======       =======       =======       =======

                                             Year Ended December 31
                               ------------------------------------------------------
                                 1998          1997       1996       1995       1994
                               -------       -------    -------    -------    -------
Forest Resources
     Sales
         Northwest U.S.        $    81       $    81    $    92    $    96    $   115
         Southeast U.S.             77(9)         70         67         72         58
         New Zealand(10)            24            33         37       --         --
                               -------       -------    -------    -------    -------
              Total            $   182       $   184    $   196    $   168    $   173
                               =======       =======    =======    =======    =======

     Operating Income
         Northwest U.S.        $    59       $    58    $    67    $    72    $    94
         Southeast U.S.             54            51         48         54         41
         New Zealand(10)             8             8         15       --         --
                               -------       -------    -------    -------    -------
              Total            $   121       $   117    $   130    $   126    $   135
                               =======       =======    =======    =======    =======

     EBITDA per share
         Northwest U.S.        $  2.22       $  2.03    $  2.29    $  2.46    $  3.22
         Southeast U.S.           2.25          2.03       1.87       2.08       1.64
         New Zealand(10)          0.64          0.69       0.85       --         --
                               -------       -------    -------    -------    -------
              Total            $  5.11       $  4.75    $  5.01    $  4.54    $  4.86
                               =======       =======    =======    =======    =======

(1) Includes a charge of $125 million ($79 million after-tax) related to the closure of the Port Angeles pulp mill and write-off of other non-strategic assets

(2) Includes an after-tax charge to implement AICPA Statement of Position 96-1 related to future environmental monitoring costs

(3) Custodial capital spending is defined as capital expenditures to maintain current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition, and in compliance with regulatory requirements.

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

(7)      Based on operating income before provision for dispositions

(8) Based on income (loss) from continuing operations, including charges for pulp mill disposition

(9) Includes salvage timber sales of $2.3 million on volume of 279 resulting from the Southeast U.S. forest fires

(10) Forest Resources results for New Zealand began in 1996 when Rayonier reorganized its New Zealand operations into separate log trading and timberlands management organizations. Standing timber harvested by Rayonier and sold as logs was 1,133 in 1995 and 1,155 in 1994.

(11) Includes sales by the Plummer lumber mill, which closed in July 1998 after fire damaged the facility, of 51, 77, 79 and 23 for the years 1998-1995, respectively

(12) Excludes sales by the Port Angeles pulp mill, which ceased operations on February 28, 1997, of 35, 94, 98 and 117 for the years 1997-1994, respectively

(13) Excludes sales by the Port Angeles pulp mill of 7, 18, 36 and 12 for the years 1997-1994, respectively

(14) Special items include the Southeast U.S. forest fires in 1998, the gains from sale of timber assets in New Zealand in 1997 and 1995 and the charges discussed in (1) and (2) above in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENT INFORMATION

Rayonier operates in two major business segments, Timber and Wood Products and Specialty Pulp Products. The Timber and Wood Products segment includes two reportable business units: Forest Resources and Trading, and Wood Products. Chemical Cellulose, and Fluff and Specialty Paper Pulps are product lines within the Specialty Pulp Products segment.

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's reportable business units, for each of the three years ended December 31, 1998 were as follows in millions:

                                                 Year Ended December 31
SALES                                      1998           1997           1996
                                          -------        -------        -------
Timber and Wood Products
   Forest Resources and Trading           $   402        $   420        $   482
   Wood Products                              121            133            104
                                          -------        -------        -------
     Total Timber and Wood Products           523            553            586

Specialty Pulp Products:
   Chemical Cellulose                         309            338            328
   Fluff and Specialty Paper Pulps            179            182            186
                                          -------        -------        -------
     Total Specialty Pulp Products            488            520            514

Intersegment eliminations                      (2)            (3)           (10)
                                          -------        -------        -------
     Total before dispositions              1,009           1070           1090
Dispositions                                 --               34             88
                                          -------        -------        -------
     Total sales                          $ 1,009        $ 1,104        $ 1,178
                                          =======        =======        =======

OPERATING INCOME (LOSS)

Timber and Wood Products
   Forest Resources and Trading           $   118        $   118        $   124
   Wood Products                              (16)             6              3
                                          -------        -------        -------
     Total Timber and Wood Products           102            124            127

Specialty Pulp Products                        34             56             57

Corporate and other                           (12)           (17)           (16)
                                          -------        -------        -------
     Total before dispositions                124            163            168
Dispositions                                 --                3           (134)
                                          -------        -------        -------
     Total operating income               $   124        $   166        $    34
                                          =======        =======        =======

BUSINESS CONDITIONS

Rayonier's net income in 1998 was $64 million, or $2.22 per share compared to $87 million, or $2.97 per share in 1997. Excluding special items in both years (please refer to pages 11 and 12) 1998 net income was $70 million, or $2.44 per share, compared to $82 million, or $2.78 per share. Special items in 1998 primarily refer to reduced realizations on fire-damaged timber as a result of forest fires in the Southeast U.S., and in 1997 refer to a gain on selling a 75 percent joint venture interest in a small portion of the Company's New Zealand timber base.

In 1998, 42 percent of Rayonier sales were made to customers outside the U.S., compared to 49 percent in 1997, reflecting weaker offshore markets and stronger domestic U.S. housing-related activity. During the last half of 1997 and throughout 1998, weakness in Asian and Latin American markets placed additional price pressure on worldwide pulp markets, as well as timber and log markets in New Zealand and the Northwest U.S. Partially offsetting these effects were lower costs for many of the Company's raw materials as well as energy and freight. The Company also redirected its marketing efforts toward stronger economies in North America and Europe.

In Timber and Wood Products, the Forest Resources and Trading business unit was adversely affected by weak Asian markets and a strong U.S. dollar, although domestic U.S. demand for timber was strong, reflecting a favorable housing market. The Wood Products business unit performance included $16 million in operating losses at the Company's New Zealand MDF plant which faced, and continues to face, weak markets and industry overcapacity.

Specialty Pulp segment performance in 1998 was constrained by high customer inventories and slow end-use markets. Prices for fluff pulps continued to decline from year earlier levels, and by year-end, chemical cellulose prices, which tend to lag commodity grades, came under similar pressure.

In January 1998, the Company acquired the outstanding publicly traded minority interest in Rayonier Timberlands, L.P. (RTLP or the Partnership), a master limited partnership that owns and operates most of its U.S. timberlands business. As a result of the acquisition, Rayonier recognized approximately 42 cents per share of incremental net income in 1998 for timber harvested from the Partnership's timberlands.

Rayonier's capital spending in 1998 and 1997 was focused on cost reduction, quality and productivity improvements in Specialty Pulp Products and Wood Products, investment in timberlands and development of New Zealand operations. These investments are expected to help moderate the cyclical effects of the pulp market cycle, improve bottom-of-the-cycle earnings and add value to existing assets. See Liquidity and Capital Resources.

Soft Asian markets and intense global competition in specialty pulps continue to affect Company results. Although prices for the Company's fluff pulps appear to have bottomed, chemical cellulose prices declined in the first quarter of 1999. With timber and wood markets mixed and lower chemical cellulose prices, the Company anticipates that it will be difficult in the first quarter of 1999 to maintain fourth quarter 1998 reported earnings.

RESULTS OF OPERATIONS, 1998 VS. 1997

Sales and Operating Income

         Sales declined 9 percent to $1,009 million in 1998, reflecting lower sales in each of the Company's major business segments and the absence of sales from the Company's Port Angeles pulp mill, permanently closed in February 1997. Operating income for the year was $124 million, down from $166 million in 1997, due to Wood Products losses at the New Zealand MDF facility and lower pricing within Specialty Pulp. Forest fires in the Southeast U.S. in early July resulted in losses of $10 million from damage to pre-merchantable timber, reduced timber sales revenue for fire-damaged timber and other related costs. In addition, the unusually wet weather conditions in the first half of the year disrupted production schedules and raised the cost of wood fiber at the Company's pulp and sawmills in the Southeast U.S.

Timber and Wood Products

Sales and operating income were lower than prior year by $30 million and $22 million, respectively.

         Forest Resources and Trading

         Forest Resources and Trading sales of $402 million in 1998 decreased from $420 million in 1997 while operating income of $118 million was similar to 1997.

         Standing timber and log trading sales decreased from 1997 due to lower prices in the Northwest U.S. and lower prices and volumes in New Zealand partly offset by sales from a newly established wood products trading business and stronger domestic log trading volume. Operating income levels were maintained in 1998 due to a strong Southeast U.S. timber market in the first half of the year, when unusually wet weather conditions led to restricted supply, and stronger Southeast U.S. land sales. These positive factors offset the $10 million adverse impact associated with the Southeast U.S. forest fires in the second half of the year, and lower Northwest U.S. and New Zealand selling prices due to weak Asian demand.

         Wood Products

         Wood Products sales of $121 million in 1998 decreased from $133 million in 1997 due to weaker U.S. lumber prices and sales volume partially offset by a full year of product sales from the New Zealand MDF facility, which began operations in the fourth quarter of 1997. Wood Products incurred an operating loss of $16 million in 1998 compared to operating income of $6 million in 1997. A full year of MDF operating losses, weaker lumber selling prices and volume and higher log costs in the Southeast U.S. affected 1998 results. The MDF facility, which contributed most of the operating losses, was affected by weak demand for forest products from Asian markets and worldwide overcapacity in MDF.

Specialty Pulp Products

Pulp sales of $488 million for the Company's Jesup and Fernandina pulp mills were $32 million below the prior year level principally due to reduced customer demand for chemical cellulose. Operating income of $34 million was $22 million below 1997 as a result of lower chemical cellulose volume and higher wood fiber costs during the first half of the year. Pulp production costs increased to $638 per ton in 1998 from $612 in 1997, primarily resulting from higher wood costs (weather related) in the first half and a market related shutdown at Fernandina in the fourth quarter.

Corporate and Other

Corporate and other costs for 1998 were favorable to 1997, reflecting lower administrative and general expenses.

Dispositions

Dispositions results include the Company's Port Angeles pulp mill, permanently closed in February 1997. Sales and operating income in 1997 were $34 million and $3 million, respectively. There were no sales in 1998.

Other Income/Expense

Interest expense for 1998 increased $9 million to $35 million reflecting higher average debt levels associated with the $66 million purchase in January of the outstanding publicly traded Class A Units in RTLP. In addition, there was insignificant capitalized interest in 1998 compared to $5 million in 1997, primarily relating to the Company's New Zealand MDF facility.

Rayonier purchases foreign currency forward contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. The mark-to-market loss on these contracts included in "Interest and miscellaneous income (expense), net," was $1 million in 1998, as compared to a mark-to-market loss of $3 million in 1997. In contrast, the 1998 movement of the New Zealand/U.S. dollar exchange rate from 0.58 on January 1, 1998, to 0.52 on December 31, 1998, had a favorable effect of $3 million on the Company's New Zealand operating income.

From time to time the Company opportunistically sells non-strategic assets to maximize value from its asset mix. During 1997, the Company sold a 75 percent interest in two New Zealand forests to a timber investment fund. The transaction resulted in a pretax gain of $8.4 million, $5.6 million after-tax, or 19 cents per share. No similar transactions occurred during 1998.

Acquisition of Minority Interest in RTLP

In January 1998, Rayonier exercised its right to acquire all of the 5,060,000 publicly traded Class A Units of RTLP for a cash purchase price of $13.00 per unit, or $66 million in total, in accordance with the terms of the RTLP Partnership Agreement. The effect of that purchase was to eliminate the minority interest in the Partnership earnings, which was $26 million in 1997. The positive impact was partially offset by higher interest and depletion costs in 1998. The acquisition was accounted for under the purchase method and was financed by the utilization of existing credit facilities.

Income Taxes

The effective tax rate for 1998 was 29 percent compared to 28 percent in 1997. The effective tax rates are below U.S. statutory rates, primarily resulting from the lower rates in effect for foreign subsidiaries and research and investment tax credits.

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

Timber and Wood Products

Sales and operating income declined from prior year by $33 million and $3 million, respectively.

         Forest Resources and Trading

         Forest Resources and Trading sales decreased 13 percent to $420 million in 1997 while operating income declined $6 million to $118 million in 1997. Standing timber sales and operating income decreased from 1996 primarily due to weaker Northwest U.S. timber prices and New Zealand timber volume. Southeast U.S. timber volume improved due to a strong pulpwood market. Log trading sales declined in 1997 primarily due to weakness in Asian wood markets, resulting in lower log prices and volume.

         Wood Products

         Wood Products sales increased 28 percent to $133 million in 1997 due to stronger U.S. lumber sales volume and prices and start-up of the medium-density fiberboard (MDF) business in New Zealand. Wood Products operating income of $6 million improved $3 million from 1996 due to higher lumber prices and volumes and lower conversion costs. The significant improvements in lumber were partially offset by operating losses incurred in connection with the start-up of the New Zealand MDF business.

Specialty Pulp Products

Sales of $520 million for the Company's Jesup and Fernandina pulp mills were slightly above the prior year level with lower selling prices more than offset by higher volume. Operating income of $56 million was $1 million below 1996 as lower average selling prices for both chemical cellulose and fluff pulp were mostly offset by higher pulp shipments and lower manufacturing costs. Pulp production costs declined to $612 per ton in 1997 from $639 in 1996.

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

During the fourth quarter of 1996, Rayonier recorded a disposition charge of $79 million after-tax, or $2.63 per share, primarily related to the planned closure of the Port Angeles pulp mill on February 28, 1997. The pretax charge of $125 million included a $77 million loss on disposal of mill assets with a net book value of $84 million, accruals of $40 million for severance, relocation, demolition, environmental cleanup and other items associated with the disposition, and $8 million for loss on disposal of other non-strategic assets. The liquidation of working capital and tax benefits associated with the closure offset cash closure costs. Dismantling began in 1997 and is expected to be completed in 1999.

Other Income/Expense

Interest expense for 1997 decreased $2 million to $26 million reflecting lower average debt levels primarily due to reduced investment in working capital. Capitalized interest relating to the Company's New Zealand MDF facility was $4.6 million in 1997 compared to $2.3 million in 1996.

Rayonier purchases foreign currency forward contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. The mark-to-market loss on these contracts included in "Interest and miscellaneous income (expense), net," was $3 million in 1997, as compared to a mark-to-market gain of $6 million in 1996. In contrast, the 1997 movement of the New Zealand/U.S. dollar exchange rate from 0.71 on January 1, 1997, to 0.58 on December 31, 1997, had a favorable effect of $4 million on the Company's New Zealand operating income.

From time to time, the Company opportunistically sells non-strategic assets to maximize value from its asset mix. During the fourth quarter of 1997, the Company sold a 75 percent interest in two New Zealand forests (12,100 acres) to a timber investment fund and purchased a 25 percent stake in two other New Zealand forests (3,700 acres) from the same fund in a transaction that resulted in net cash proceeds to the Company of $11.7 million. As a result, a pretax gain of $8.4 million, $5.6 million after-tax, or 19 cents per share, was realized. Rayonier has management and marketing responsibilities for the joint venture, which involves 15,800 acres of timber on New Zealand's North Island.

Minority interest in the earnings of Rayonier Timberlands, L.P. decreased $2 million to $26 million in 1997 due to lower Partnership earnings, primarily reflecting lower Northwest U.S. timber prices.

Income Taxes

The effective tax rate for 1997 was 28 percent compared to 29 percent in 1996, excluding the tax benefits for two significant non-cash charges (see Dispositions and Discontinued Operations), which were recorded at statutory rates. These effective tax rates are below the U.S. statutory rates, primarily resulting from the lower rates in effect for foreign subsidiaries. Additionally, 1997 reflects both research and investment tax credits and foreign exchange translation gains while the prior year includes certain tax benefits recognized in 1996 that pertained to prior years.

Discontinued Operations

In the fourth quarter of 1996, the Company adopted Statement of Position 96-1 "Environmental Remediation Liabilities" issued by the American Institute of Certified Public Accountants. Adoption resulted in a cash neutral pretax charge of $155 million ($98 million after-tax, or $3.28 per share). The Company's annual cash flow was not impacted.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities in 1998 of $157 million, or approximately $5 per share, decreased $96 million from 1997 as a result of lower net income, non-recurring 1997 asset sales and liquidation of Port Angeles working capital in 1997. This cash flow financed capital expenditures of $95 million, dividends of $35 million and the repurchase of Common Shares of $27 million.

Cash from operating activities in 1997 increased $17 million over the 1996 level to $253 million. Cash from operating activities helped finance capital expenditures of $137 million, dividends of $35 million and the repurchase of Common Shares of $48 million.

The Company's cash tax payments were reduced in 1996 and 1997 as a result of transactions undertaken by the Company to control environmental remediation and monitoring costs, and certain benefits relating to the Port Angeles pulp mill closure.

In 1996, the Company began a Common Share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. This program limits the number of shares that may be repurchased each year to the greater of 1.5 percent of the Company's outstanding shares or the number of incentive shares actually issued to employees during the year. In 1996, 437,800 shares were repurchased at an average cost of $37.74 for $17 million. In February 1997, the Company announced an increase in the share repurchase program. The Company repurchased 1,123,500 shares in 1997 at an average cost of $43.08 for $48 million.

In July 1998, the Company's Board of Directors increased the authorized number of common shares to be repurchased by 200,000 and in October 1998, the Board authorized the repurchase of an additional one million shares through December 31, 2000. These share repurchases were authorized in addition to the 1.5 percent of outstanding shares normally repurchased each year to offset the dilutive effect of incentive stock programs on earnings per share. The Company repurchased 628,479 shares in 1998 at an average cost of $42.24 for a total of $27 million.

In 1998, EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) was $226 million, or $7.90 per share, down $11 million from 1997. In 1997, EBITDA was $237 million, or $8.07 per share, compared to $236 million, or $7.86 per share, in 1996. Free cash flow (defined as income from continuing operations plus depreciation, depletion and amortization, deferred income taxes and changes in working capital, less custodial capital spending and prior-year dividend levels) decreased $56 million to $66 million in 1998 primarily as a result of working capital changes and lower net income.

Debt increased $64 million in 1998 to $490 million, primarily due to the acquisition of the minority interest in RTLP for $66 million. The year-end debt-to-capital ratio of 43 percent is 3 percentage points above prior year-end. At December 31, 1996, debt was $433 million, or 41 percent of capital. The percentage of debt with fixed interest rates was 44 percent as of December 31, 1998, and 50 percent as of December 31, 1997 and 1996.

The most restrictive long-term debt covenant in effect at December 31, 1998, provided that the ratio of total debt to EBITDA not exceed 4 to 1. As of December 31, 1998, the ratio was 2.3 to 1. In addition, $389 million of retained earnings was unrestricted as to the payment of dividends.

Capital spending of $95 million in 1998 included $8 million to upgrade control systems at the Jesup pulp mill complex and $3 million to upgrade the Company's Swainsboro sawmill. This lumber mill modernization project will continue into 1999 and includes drying and finishing facilities as well as enhanced process control technology. Rayonier expects to invest $180-$220 million in capital projects during the two-year period 1999-2000. Capital projects include profit improvement, custodial capital, sawmill modernization, timberlands reforestation and various projects to comply with new environmental laws and requirements. As new environmental regulations are promulgated, additional capital spending may be required to ensure continued compliance with environmental standards. See Environmental Regulation.

The Company has unsecured credit facilities totaling $300 million, which were used as support for $109 million of outstanding commercial paper. As of December 31, 1998, Rayonier had $191 million available under its revolving credit facilities. In addition, the Company has on file with the Securities and Exchange Commission shelf registration statements to offer $200 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

ENVIRONMENTAL REGULATION

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal that, in the opinion of management, will require substantial expenditures over the next 10 years. During 1998, 1997 and 1996, Rayonier spent approximately $3 million, $4 million and $6 million, respectively, for capital projects related to environmental compliance for ongoing operations. During the two-year period 1999-2000, Rayonier expects to spend approximately $30 million on such capital projects.

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

Over the past several years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl and the marbled murrelet as threatened species under the Endangered Species Act. These restrictions have caused Rayonier to restructure and reschedule some of its harvest plans. In addition, at least one run of salmon has been listed as threatened and several additional runs of salmon are expected to be listed as threatened or endangered in 1999, and rules implemented to protect them. Rayonier and other members of the forest products industry in Washington state are currently engaged in negotiations with regulatory agencies to obtain a predictable plan to protect fish and water. Such efforts are ongoing and, in the opinion of management, will not have a material impact on the Company's consolidated financial position or results of operations.

Dispositions and discontinued operations include Rayonier's Port Angeles, WA, pulp mill which was closed on February 28, 1997; its interest in the Grays Harbor, WA, pulp and paper complex which was closed in 1992; its wholly owned subsidiary, Southern Wood Piedmont Company, which ceased operations in 1986; Rayonier's Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition. Rayonier currently estimates that expenditures during 1999-2000 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $27 million. Such costs will be charged against Rayonier's reserves for estimated environmental obligations (including monitoring and remediation costs) that the Company believes are sufficient for costs expected to be incurred over the next 25-30 years with respect to dispositions and discontinued operations. At December 31, 1998, these reserves totaled approximately $181 million. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial condition or results of operations.

YEAR 2000 COMPLIANCE

Rayonier began its company-wide Year 2000 Project in 1996 and expects all phases to be completed by the end of the third quarter of 1999. The Project is designed to identify Year 2000 problems and take corrective action covering business and process control systems, networking communications, personal computer applications, embedded microprocessors and third-party supplier and customer risks. The Company has engaged outside consultants to advise on, assist in and monitor compliance. The project team reports directly to the Company's senior executive officers and regularly provides program updates to the Audit Committee of the Board of Directors.

The estimated total amount expended on the Year 2000 Project through the end of 1998 was under $1 million and the Company estimates that future costs could range up to $3 million. Many of the Company's systems were upgraded or replaced in the ordinary course of business during the last five years, and costs related to those upgrades and replacements are not included in the Year 2000 Project expenses.

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

MARKET RISK

The Company is exposed to various market risks, including changes in commodity prices, interest rates and foreign currency exchange rates. The Company's objective is to minimize the impact of these market risks on its earnings, cash flow and equity. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading purposes.

Most of the Company's revenues and expenses are U.S.-dollar denominated. However, the Company does have some risk within its New Zealand operations related to foreign currency pricing and costs. The Company enters into foreign currency forward contracts periodically to manage the risks of foreign currency fluctuations as they relate to the cash flow and earnings of that business unit. The Company also periodically enters into commodity forward contracts to fix certain energy costs. On December 31, 1998, there were no foreign currency or commodity forward contracts outstanding.

The Company periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back to back arrangements at the time debt is issued in order to cost effectively place that debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging notional principal amounts. At December 31, 1998, the Company had one interest rate swap agreement in existence with a notional amount of $5 million that matures in 2001 that swapped a fixed 6 percent interest rate for a three-month LIBOR rate plus 30 basis points. The swap agreement was initiated at the time a fixed rate medium-term note with similar maturity was placed. The fair value of the interest rate swap, at year-end, was a gain of $0.1 million. Market risk resulting from a hypothetical 1 percent increase in the three-month LIBOR rate (100 basis points) was not material.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk, however, the Company intends to hold most of its debt until maturity. Occasionally, callable bonds will be refinanced at the Company's option if favorable economic conditions exist. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's fixed rate debt at December 31, 1998 was $224 million compared to $215 million carrying value. A 1 percent decrease in prevailing interest rates at December 31, 1998 would result in an increase in the fair value of the Company's fixed rate debt of approximately $7 million.

SAFE HARBOR

Comments about market trends, anticipated earnings and activities in 1999 and beyond, including disclosures about the Company's Year 2000 project and environmental spending are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in factors referred to in such comments and disclosures and changes in the following additional important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: adverse weather conditions in the Company's operating areas; competitive products and pricing; fluctuations in demand, particularly for specialty fluff pulps, export and domestic logs, and wood products; the impact of such market factors on the Company's timber sales in the U.S. and New Zealand; the impact of global market conditions on prices and volumes; production costs for wood products and for specialty pulps, particularly for raw materials such as wood and chemicals; governmental policies and regulations affecting the environment, import and export controls and taxes; and interest rate and currency movements.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)      Reports on Form 8-K:

         1. The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

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

                                                    W. LEE NUTTER
                                                    Chairman, President and
                                                      Chief Executive Officer

                                                    GERALD J. POLLACK
                                                    Senior Vice President and
                                                      Chief Financial Officer




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Rayonier Inc.

We have audited the accompanying consolidated financial statements of Rayonier Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, as described in the Index to Financial Statements. These financial statements are the responsibility of Rayonier's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 20, 1999

                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                         For the Year Ended December 31,
                  (Thousands of dollars, except per share data)


                                                           1998               1997               1996
                                                       -----------        -----------        -----------
SALES                                                  $ 1,008,566        $ 1,104,228        $ 1,178,040
                                                       -----------        -----------        -----------

Costs and expenses

     Cost of sales                                         852,483            902,734            981,337

     Selling and general expenses                           35,467             42,410             39,409

     Other operating (income) expense, net                  (3,507)            (7,046)            (1,210)

     Provision for dispositions                               --                 --              124,587
                                                       -----------        -----------        -----------

                                                           884,443            938,098          1,144,123
                                                       -----------        -----------        -----------

OPERATING INCOME                                           124,123            166,130             33,917

Interest expense                                           (34,712)           (25,868)           (27,662)

Interest and miscellaneous income (expense), net               743             (2,490)             7,762

Gains from sale of assets                                     --                8,395               --

Minority interest                                             --              (25,520)           (27,474)
                                                       -----------        -----------        -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                    90,154            120,647            (13,457)

     Income tax (expense) benefit                          (26,519)           (33,328)            13,297
                                                       -----------        -----------        -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                    63,635             87,319               (160)

     Provision for discontinued operations, net               --                 --              (98,239)
                                                       -----------        -----------        -----------

NET INCOME (LOSS)                                      $    63,635        $    87,319        $   (98,399)
                                                       ===========        ===========        ===========


NET INCOME (LOSS) PER COMMON SHARE
BASIC EPS
Continuing operations                                  $      2.26        $      3.03            $ ( -- )
Discontinued operations                                       --                 --                (3.28)
                                                       -----------        -----------        -----------
Net income (loss)                                      $      2.26        $      3.03        $     (3.28)
                                                       ===========        ===========        ===========


DILUTED EPS
Continuing operations                                  $      2.22        $      2.97            $ ( -- )
Discontinued operations                                       --                 --                (3.28)
                                                       -----------        -----------        -----------
Net income (loss)                                      $      2.22        $      2.97        $     (3.28)
                                                       ===========        ===========        ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               As of December 31,
                             (Thousands of dollars)





                                     ASSETS

                                                               1998             1997
                                                            ----------       ----------
CURRENT ASSETS
     Cash and short-term investments                        $    6,635       $   10,661
     Accounts receivable, less allowance for doubtful
         accounts of $4,843 and $4,481                         118,762          115,704
     Inventories                                                98,910          114,148
     Timber purchase agreements                                 35,776           31,758
     Other current assets                                       13,192           13,955
     Deferred income taxes                                       8,559           24,288
                                                            ----------       ----------

         Total current assets                                  281,834          310,514


OTHER ASSETS                                                    65,988           55,791

TIMBER PURCHASE AGREEMENTS                                      20,922           28,248

TIMBER, TIMBERLANDS AND LOGGING ROADS,
     NET OF DEPLETION AND AMORTIZATION                         544,190          497,110


PROPERTY, PLANT AND EQUIPMENT

     Land, buildings, machinery and equipment                1,304,188        1,266,431
     Less - accumulated depreciation                           616,266          562,536
                                                            ----------       ----------

                                                               687,922          703,895
                                                            ----------       ----------

                                                            $1,600,856       $1,595,558
                                                            ==========       ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               As of December 31,
                             (Thousands of dollars)





                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            1998             1997
                                                                         ----------       ----------
CURRENT LIABILITIES
     Accounts payable                                                    $   65,844       $   74,269
     Bank loans and current maturities                                        4,094            4,194
     Accrued taxes                                                            8,728           10,973
     Accrued payroll and benefits                                            21,460           18,694
     Accrued interest                                                         6,182            6,076
     Other current liabilities                                               44,279           66,085
     Current reserves for dispositions and discontinued operations           22,167           26,247
                                                                         ----------       ----------

         Total current liabilities                                          172,754          206,538

DEFERRED INCOME TAXES                                                       115,405          113,442

LONG-TERM DEBT                                                              485,850          421,325

NON-CURRENT RESERVES FOR DISPOSITIONS AND
     DISCONTINUED OPERATIONS                                                159,198          172,615

OTHER NON-CURRENT LIABILITIES                                                28,690           31,997

MINORITY INTEREST                                                              --             16,959

SHAREHOLDERS' EQUITY

     Common Shares, 60,000,000 shares authorized,
         27,767,309 and 28,283,634 shares issued
         and outstanding                                                     79,561          102,175

     Retained earnings                                                      559,398          530,507
                                                                         ----------       ----------

                                                                            638,959          632,682
                                                                         ----------       ----------

                                                                         $1,600,856       $1,595,558
                                                                         ==========       ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                         For the Year Ended December 31,
                             (Thousands of dollars)



                                                                        1998             1997             1996
                                                                      ---------        ---------        ---------
OPERATING ACTIVITIES
Net income (loss)                                                     $  63,635        $  87,319        $ (98,399)
Non-cash items included in income
     Depreciation, depletion and amortization                           101,083           99,309           96,910
     Deferred income taxes                                               11,659           14,045          (80,235)
     Write-off of property, plant and equipment                           5,730            2,100           94,164
     Reserve for dispositions and discontinued operations                  --               --            192,623
     Disposition of New Zealand timber assets                              --              4,634             --
(Decrease) increase in other non-current liabilities                     (3,307)           1,468            5,325
Change in accounts receivable, inventories and accounts payable           3,755           35,157            2,678
(Increase) decrease in current timber purchase agreements                (4,018)            (342)          16,025
Decrease (increase) in other current assets                                 763             (732)           2,189
(Decrease) increase in accrued liabilities                              (21,179)          10,861            9,261
Reduction in reserves for dispositions                                   (1,050)            (900)          (5,000)
                                                                      ---------        ---------        ---------
     CASH FROM OPERATING ACTIVITIES                                     157,071          252,919          235,541
                                                                      ---------        ---------        ---------

INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
     of $5,613, $4,691 and $11,544                                      (89,099)        (132,272)        (175,200)
Acquisition of Rayonier Timberlands, L.P. Class A Units                 (48,821)            --               --
Expenditures for dispositions and discontinued operations,
     net of tax benefits of $6,033, $8,793 and $1,185                   (10,414)         (15,423)          (2,049)
Change in timber purchase agreements and other assets                    (2,871)         (10,672)          (1,433)
                                                                      ---------        ---------        ---------
     CASH USED FOR INVESTING ACTIVITIES                                (151,205)        (158,367)        (178,682)
                                                                      ---------        ---------        ---------

FINANCING ACTIVITIES

Issuance of debt                                                        282,905          342,226           40,472
Repayments of debt                                                     (218,480)        (349,617)         (57,298)
Dividends paid                                                          (34,744)         (34,523)         (34,229)
Repurchase of Common Shares                                             (26,548)         (48,396)         (16,522)
Issuance of Common Shares                                                 3,934            4,892            3,169
Buyout of minority interest                                             (16,959)          (1,905)              49
                                                                      ---------        ---------        ---------
     CASH USED FOR FINANCING ACTIVITIES                                  (9,892)         (87,323)         (64,359)
                                                                      ---------        ---------        ---------

CASH AND SHORT-TERM INVESTMENTS

(Decrease) increase in cash and short-term investments                   (4,026)           7,229           (7,500)
Balance, beginning of year                                               10,661            3,432           10,932
                                                                      ---------        ---------        ---------
Balance, end of year                                                  $   6,635        $  10,661        $   3,432
                                                                      =========        =========        =========

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                         $  34,868        $  29,951        $  30,440
                                                                      =========        =========        =========
     Income taxes                                                     $  11,673        $   8,671        $   7,462
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

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in thousands unless otherwise stated)

1.   NATURE OF BUSINESS OPERATIONS

Rayonier operates in two major business segments, Timber and Wood Products, and Specialty Pulp Products.

TIMBER AND WOOD PRODUCTS

The Timber and Wood Products segment includes two reportable business units:
Forest Resources and Trading, and Wood Products.

         FOREST RESOURCES AND TRADING - Rayonier owns, leases or controls approximately 1.5 million acres of timberlands in the U.S. and New Zealand. Rayonier is also a leading exporter and trader of softwood logs, lumber and wood panel products.

         WOOD PRODUCTS - Rayonier operates two lumber manufacturing facilities in the U.S. that produce dimension and custom lumber products for residential construction and industrial uses, and a medium-density-fiberboard (MDF) facility in New Zealand that produces premium-grade MDF sold into world markets. The MDF facility began commercial operation in October 1997.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Rayonier and its subsidiaries. All significant intercompany balances and transactions are eliminated. Minority interest through December 31, 1997, represented public unitholders' proportionate share of the partners' capital of Rayonier's consolidated subsidiary, Rayonier Timberlands, L.P. (RTLP). During 1998, all outstanding public units were acquired by Rayonier.

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

DEFERRED SOFTWARE

Software costs have been capitalized and are being amortized over their useful life, generally a period not exceeding 60 months. Deferred software costs included in "Other assets," net of accumulated amortization, totaled $16,727 and $14,913 as of December 31, 1998 and 1997, respectively. Amortization expense amounted to $3,028, $2,918 and $1,577 in 1998, 1997 and 1996, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment additions are recorded at cost, which includes applicable freight, taxes, interest, construction and installation costs. Interest capitalized in connection with major construction projects, primarily the New Zealand MDF facility, amounted to $262, $5,005, and $2,664 during 1998, 1997 and 1996, respectively. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value, with no gain or loss recognized. Gains and losses with respect to any significant and unusual retirements of assets are included in operating income.

DEPRECIATION

Pulp and MDF manufacturing facilities are generally depreciated using the units of production method. Depreciation on buildings and other equipment is provided on a straight-line basis over the useful economic lives of the assets involved. Rayonier normally claims the maximum depreciation deduction allowable for tax purposes.

RESEARCH AND DEVELOPMENT

Significant costs are incurred for research and development programs expected to contribute to the profitability of future operations. Such costs are expensed as incurred. Research and development expenditures amounted to $10,720, $9,656, and $11,000 in 1998, 1997 and 1996, respectively.

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

INCOME TAXES

Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. Additional U.S. income taxes have not been provided on approximately $74 million of undistributed foreign earnings as the Company intends to permanently reinvest such earnings in expanding foreign operations.

3.   SEGMENT AND GEOGRAPHICAL INFORMATION

Rayonier adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998 which changed the way the Company reports information about its operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Sales between operating segments and reportable business units are made based on a fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the reportable business units.

Rayonier operates in two major business segments, Timber and Wood Products, and Specialty Pulp Products. The Timber and Wood Products segment includes two reportable business units under SFAS No. 131: Forest Resources and Trading, and Wood Products. Forest Resources and Trading manages timberlands and sells standing timber, purchases and harvests timber to sell logs, and purchases lumber and wood panel products for resale. Wood Products manufactures and sells dimension and specialty lumber and medium-density-fiberboard products. Specialty Pulp Products produces and sells chemical cellulose, fluff and specialty pulps. Dispositions includes activities of former operating units, including the Company's Port Angeles mill, which was permanently closed in 1997.

Please refer to Note 1, which describes the Company's business segments in further detail. Segment information for the three years ended December 31 follows (millions of dollars):

                                                      Sales                                  Operating Income
                                      -------------------------------------        -------------------------------------
                                       1998           1997           1996           1998           1997           1996
                                      -------        -------        -------        -------        -------        -------
TIMBER AND WOOD PRODUCTS
   Forest Resources and Trading       $   402        $   420        $   482        $   118        $   118        $   124
   Wood Products                          121            133            104            (16)             6              3
                                      -------        -------        -------        -------        -------        -------
                                          523            553            586            102            124            127

Specialty Pulp Products                   488            520            514             34             56             57

Corporate and other                        (2)            (3)           (10)           (12)           (17)           (16)
Dispositions                             --               34             88           --                3           (134)
                                      -------        -------        -------        -------        -------        -------
         Total                        $ 1,009        $ 1,104        $ 1,178        $   124        $   166        $    34
                                      =======        =======        =======        =======        =======        =======

                                                                            DEPRECIATION,
                                        GROSS PLANT ADDITIONS         DEPLETION AND AMORTIZATION          IDENTIFIABLE ASSETS
                                     1998       1997       1996       1998       1997       1996       1998       1997       1996
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
TIMBER AND WOOD PRODUCTS
   Forest Resources and Trading     $   28     $   37     $   37     $   26     $   23     $   22     $  691     $  666     $  673
   Wood Products                         7         38         72         10          8          6        164        162        124
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
                                        35         75        109         36         31         28        855        828        797

Specialty Pulp Products                 59         61         71         65         66         60        690        691        703

Corporate and other                      1          1          1       --            1       --           33         46         49
Dispositions                          --         --            6       --            1          9         23         31         49
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
Total                               $   95     $  137     $  187     $  101     $   99     $   97     $1,601     $1,596     $1,598
                                    ======     ======     ======     ======     ======     ======     ======     ======     ======

Custodial capital spending was $58 million, $72 million, and $83 million in 1998, 1997 and 1996, respectively. Custodial capital spending is defined as capital expenditures to maintain current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition, and in compliance with regulatory requirements.

Corporate and other segment sales represent intersegment sales eliminations. Corporate and other segment operating income (loss) represent unallocated corporate expenses.

GEOGRAPHICAL OPERATING INFORMATION

Information by geographical operating area for the three years ended December 31 follows (millions of dollars):

OPERATING LOCATION                SALES                           OPERATING INCOME                     IDENTIFIABLE ASSETS
                     1998         1997         1996         1998         1997        1996         1998         1997         1996
                    ------       ------       ------       -----        -----        ----        ------       ------       ------

  United States     $  928       $  992       $1,059       $ 141        $ 163        $ 32        $1,253       $1,222       $1,275
  New Zealand           64           90           96         (14)           8           5           336          357          301
  All other             17           22           23          (3)          (5)         (3)           12           17           22
                    ------       ------       ------       -----        -----        ----        ------       ------       ------
  Total             $1,009       $1,104       $1,178       $ 124        $ 166        $ 34        $1,601       $1,596       $1,598
                    ======       ======       ======       =====        =====        ====        ======       ======       ======



Rayonier's sales for the last three years by geographical destination are as follows (millions of dollars):

SALES LOCATION

                                         Sales by Destination
                    --------------------------------------------------------------
                     1998         %         1997         %         1996         %
                    ------       ---       ------       ---       ------       ---

United States       $  587        58       $  568        51       $  527        45
Japan                  107        11          173        16          234        20
Other Asia             109        11          154        14          192        16
Europe                 121        12          127        12          135        11
Latin America           54         5           59         5           57         5
All other               31         3           23         2           33         3
                    ------       ---       ------       ---       ------       ---

Total               $1,009       100       $1,104       100       $1,178       100
                    ======       ===       ======       ===       ======       ===

4. FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but may be adopted as of the beginning of any fiscal quarter after issuance. Upon adoption, SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

INTEREST RATE SWAPS

Rayonier uses interest rate swap agreements to manage exposure to interest rate fluctuations. The outstanding agreement involves the exchange of fixed rate interest payments for floating rate interest payments over the life of the agreement without the exchange of any underlying principal amounts. Rayonier's credit exposure is limited to the fair value of the agreements, and the Company only enters into agreements with highly rated counterparties. The Company does not enter into interest rate swap agreements for trading or speculative purposes and matches the terms and contract notional amounts to existing debt or debt expected to be refinanced. The net amounts paid or received under interest rate swap agreements are recognized as an adjustment to interest expense.

At December 31, 1998, the Company had an interest rate swap agreement with a total notional value of $5 million, expiring February 23, 2001. The agreement effectively converts a fixed rate obligation at 6 percent to a floating rate of three-month LIBOR plus 30 basis points. If the Company were to terminate its existing interest rate swap agreement, any resulting gain or loss would be deferred and recognized over the remaining life of the related debt.

FOREIGN CURRENCY FORWARD CONTRACTS

Rayonier's New Zealand operations generate approximately 6 percent of the Company's sales. A significant portion of the revenue from Rayonier's New Zealand operations is in U.S. dollars or significantly affected by the New Zealand dollar/U.S. dollar exchange rate. However, most of its cash operating costs are incurred in New Zealand dollars with New Zealand dollar expenses exceeding New Zealand dollar revenues. The Company believes that it has been able to mitigate most of the effect of exchange rate fluctuations of the New Zealand dollar through risk management activities involving foreign currency forward contracts, thereby normalizing the contribution of its New Zealand operations toward what it would have been without exchange rate movements. The Company plans to continue this program but will continue to limit its mark-to-market exposure so as not to have a material effect on EPS if exchange rates move rapidly.

The following summarizes the contribution to Rayonier's earnings from New Zealand operations after consideration of foreign exchange effects (millions of dollars):

                                                            1998       1997       1996
                                                            ----        ---        ---

Operating income (loss) on a 1996 exchange rate basis       $(21)       $ 4        $ 5
Effect of exchange rate changes                                7          4         --
                                                            ----        ---        ---
Operating income (loss) as reported                          (14)         8          5

Gain (loss) from foreign currency forward contracts           (1)        (3)         6
                                                            ----        ---        ---


Contribution from New Zealand operations                    $(15)       $ 5        $11
                                                            ====        ===        ===

Rayonier's forward contracts are intended to cover anticipated operating needs and therefore do not "hedge" firm contracts or commitments in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, the gains and losses on these contracts are included in "Interest and miscellaneous income (expense), net" based on mark-to-market values at reporting dates. In 1998, the maximum foreign currency forward contracts outstanding at any point in time totaled $23,605. At December 31, 1998, there were no foreign currency forward contracts outstanding.

COMMODITY FORWARDS

The Company periodically enters into commodity forwards to fix certain energy costs. This practice effectively eliminates the risk of a change in product margins resulting from an increase or decrease in fuel oil costs. The Company does not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the agreements are recognized as an adjustment to fuel oil expense. There were no contracts outstanding at December 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1998 and 1997, the estimated fair values of Rayonier's financial instruments were as follows:

                                                     1998                             1997
                                         --------------------------        --------------------------
                                          Carrying          Fair           Carrying           Fair
                                           Amount           Value           Amount            Value
                                         ---------        ---------        ---------        ---------
ASSET (LIABILITY)
Cash and short-term investments          $   6,635        $   6,635        $  10,661        $  10,661
Debt                                      (489,944)        (499,252)        (425,519)        (438,310)
Foreign currency forward contracts              --               --           (2,365)          (2,365)
Interest rate swap agreements                   --              121               --             (287)

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

Foreign Currency Forward Contracts - The fair value of foreign currency forward contracts is based on dealer-quoted market prices of comparable instruments. The contracts are reported at mark-to-market values if not considered a hedge for accounting purposes.

Interest Rate Swap Agreements - The fair value of interest rate swap agreements is based upon the estimated cost to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties.

5. GAINS FROM SALE OF ASSETS

From time to time, Rayonier opportunistically sells non-strategic assets to maximize value from its asset mix. In December 1997, the Company sold a 75 percent interest in approximately 6 percent of its timber holdings in New Zealand to a timber investment fund as part of a joint venture with the Company. Rayonier acquired a 25 percent interest in two forests owned by the investment fund. Rayonier received net cash proceeds of $11.7 million and recorded a pretax gain of $8.4 million, $5.6 million after-tax, or 19 cents per share. Rayonier also has marketing and management responsibilities for the joint venture.

6. RAYONIER TIMBERLANDS, L.P.

 In the United States, Rayonier manages almost all of its timberlands and sells timber directly through Rayonier Timberlands, L.P. (RTLP), a limited partnership created in 1985. Until January 1998, Rayonier owned 74.7 percent of the Class A Limited Partnership Units of RTLP and the remaining 25.3 percent, or 5.06 million Class A Units, were publicly traded. In January 1998, Rayonier acquired the publicly held units of RTLP in accordance with the terms of the RTLP Partnership Agreement for a cash purchase price of $13.00 per unit. The acquisition was accounted for under the purchase method and was financed by the utilization of existing credit facilities.

7. INCOME TAXES

The provision for income taxes consists of the following:

                            1998            1997            1996
                          --------        --------        --------
CURRENT
    U.S. federal          $  5,534        $  6,531        $  5,446
    State and local            535           1,292           2,290
    Foreign                  1,687           1,709           1,596
                          --------        --------        --------
                             7,756           9,532           9,332
                          --------        --------        --------
DEFERRED
    U.S. federal            28,815          24,652         (70,108)
    State and local            682             540          (6,469)
    Foreign                (10,734)         (1,396)         (2,813)
                          --------        --------        --------
                            18,763          23,796         (79,390)
                          --------        --------        --------
                          $ 26,519        $ 33,328        $(70,058)
                          ========        ========        ========

Deferred income taxes represent the tax effects related to recording revenues and expenses in different periods for financial reporting and tax return purposes. Deferred tax assets (liabilities) at December 31, 1998 and 1997 were related to the following principal timing differences:

                                                               1998             1997
                                                            ---------        ---------

Accelerated depreciation and depletion                      $(142,974)       $(133,521)
Reserves for dispositions and discontinued operations          35,477           39,907
All other, net                                                    651            4,460
                                                            ---------        ---------
                                                            $(106,846)       $ (89,154)
                                                            =========        =========

A reconciliation of the income tax provision at the U.S. statutory rate to the reported income tax provision follows:

                                                              1998            1997            1996             1996*
                                                            --------        --------        --------         --------
Income tax provision at U.S. statutory rate                 $ 31,554        $ 42,226        $(58,960)        $ 38,896
State and local taxes, net of federal tax benefit                791           1,191          (2,716)           1,806
Foreign operations                                            (2,541)         (5,647)         (4,988)          (4,988)
Foreign sales corporations                                    (1,825)         (2,200)         (2,391)          (2,391)
Research and development tax credits                          (1,508)         (1,675)             --               --
All other, net                                                    48            (567)         (1,003)          (1,003)
                                                            --------        --------        --------         --------
Provision for income taxes - reported                       $ 26,519        $ 33,328        $(70,058)        $ 32,320
                                                            ========        ========        ========         ========
Effective tax rate - %                                          29.4            27.6           (41.6)            29.1

      *Excludes the tax benefits of $102 million for the two significant non-cash charges in 1996

8. EARNINGS (LOSS) PER COMMON SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share."

The following table provides details of the calculation of basic and diluted EPS for 1998, 1997 and 1996:

                                                        1998              1997             1996
                                                     -----------       -----------       ----------
      Income (loss) from continuing operations       $    63,635       $    87,319       $     (160)
                                                     ===========       ===========       ==========
      Shares used for determining basic EPS           28,118,402        28,820,115       29,978,012

      Dilutive effect of:
           Stock options                                 266,441           389,131                *
           Contingent shares                             223,708           221,250                *
                                                     -----------       -----------       ----------
      Shares used for determining diluted EPS         28,608,551        29,430,496       29,978,012
                                                     ===========       ===========       ==========
      Basic EPS-continuing operations                $      2.26       $      3.03       $      (-)
                                                     ===========       ===========       ==========
      Diluted EPS-continuing operations              $      2.22       $      2.97       $      (-)
                                                     ===========       ===========       ==========

      *Outstanding stock options and contingent shares would be antidilutive in 1996 and therefore were excluded.

9. INVENTORIES

Rayonier's inventories included the following at December 31, 1998 and 1997:

                                               1998           1997
                                             --------       --------
Finished goods                               $ 47,109       $ 51,398
Work in process                                15,762         17,491
Raw materials                                  13,212         19,740
Manufacturing and maintenance supplies         22,827         25,519
                                             --------       --------
                                             $ 98,910       $114,148
                                             ========       ========

10.   DEBT

Rayonier's debt included the following at December 31, 1998 and 1997:

                                                                                        1998           1997
                                                                                      --------       --------

    Short-term bank loans at a weighted average rate of 5.88%                         $130,119       $123,352
    Commercial paper at discount rates of 5.25% to 6.00%                               109,000         56,000
    Medium-term notes due 2000-2001 at variable interest rates of 5.5% to 5.55%         36,000         33,000
    Medium-term notes due 1999-2001 at fixed interest rates of 6.0% to 6.16%            20,000         16,000
    7.5% notes due 2002                                                                110,000        110,000
    Pollution control and industrial revenue bonds due
         1999-2015 at fixed interest rates of 5.4% to 8.0%                              84,650         86,830
    All other                                                                              175            337
                                                                                      --------       --------

    Total debt                                                                         489,944        425,519

    Less:
    Short-term bank loans                                                                1,619          1,852
    Current maturities                                                                   2,475          2,342
                                                                                      --------       --------

    Long-term debt                                                                    $485,850       $421,325
                                                                                      ========       ========

Rayonier has revolving credit agreements with a group of banks that provide the Company with unsecured credit facilities totaling $300 million and expiring in 2002. The revolving credit facilities are used for direct borrowings and as credit support for a commercial paper program. As of December 31, 1998, the Company had $109 million of outstanding commercial paper and $191 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, Rayonier may offer up to $200 million of new public debt securities.

Required repayments of debt are as follows:

      1999                                     $  4,094
      2000                                       22,420
      2001                                       23,185
      2002                                      364,810
      2003                                        2,330
      2004-2016                                  73,105
                                               --------
                                               $489,944
                                               ========

Medium-term notes, commercial paper and short-term bank loans totaling $252.5 million are classified as long-term debt because the Company has the ability and intends to refinance such maturities through continued short-term borrowings, available committed credit facilities or long-term borrowings. The most restrictive long-term debt covenant in effect at December 31, 1998, provided that the ratio of total debt to EBITDA not exceed 4 to 1. As of December 31, 1998, the ratio was 2.3 to 1. In addition, $389 million of retained earnings was unrestricted as to the payment of dividends.

11.   DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions and discontinued operations include Rayonier's Port Angeles, WA, pulp mill, which was closed on February 28, 1997; its interest in the Grays Harbor, WA, pulp and paper complex which was closed in 1992; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1986; Rayonier's Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition.

In the fourth quarter of 1996, Rayonier recorded a disposition charge of $79 million after-tax, or $2.63 per share, primarily related to the closure of the Port Angeles pulp mill. The Company concluded that the mill was not competitive in world markets because of long-term high wood costs due to federal environmental restrictions on Northwest timber harvests, viscose pulp capacity additions in lower cost regions of the world and anticipated large expenditures for new environmental regulations. The $125 million pretax charge included a $77 million loss on disposal of mill assets with a net book value of $84 million, accruals of $40 million for severance, relocation, demolition, environmental cleanup and other items associated with the disposition, and $8 million for loss on disposal of other non-strategic assets. Dismantling and demolition of the mill began in 1997 and is expected to be completed in 1999. During 1997, Port Angeles pulp product sales contributed $3 million to operating income.

In the fourth quarter of 1996, the Company also adopted Statement of Position 96-1 "Environmental Remediation Liabilities" issued by the American Institute of Certified Public Accountants. The statement specifically identified future, long-term monitoring and administration expenditures as remediation liabilities that need to be accrued on the balance sheet as an existing obligation. Adoption of the pronouncement resulted in a cash neutral pretax charge of $155 million, $98 million after-tax, or $3.28 per share. Although the Company had already accrued for cleanup and closure remediation liabilities associated with its SWP wood treating business (discontinued in 1986), the cash expenditures for monitoring and administration activities of approximately $4 million pretax, or 8 cents per share, had been expensed as incurred in 1996. These monitoring costs are expected to continue on an annual basis, plus inflation, for approximately 25-30 years as mandated by state and federal regulations. The Company's annual cash flow was not impacted by adoption of the accounting pronouncement.

As of December 31, 1998 and 1997, Rayonier had $11.5 million of receivables from insurance claims included in "Other assets." Such receivables represent the Company's claim for reimbursements in connection with property damage settlements relating to SWP's discontinued wood preserving operations.

Rayonier currently estimates that expenditures during 1999-2000 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $27 million. Such costs will be charged against Rayonier's reserves for estimated environmental obligations (including monitoring and remediation costs) that the Company believes are sufficient for costs expected to be incurred over the next 25-30 years with respect to dispositions and discontinued operations. At December 31, 1998, these reserves totaled approximately $181 million. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial condition or results of operations.

Reductions in reserves for dispositions, primarily related to completed projects associated with the closure of the Grays Harbor facility, that were recognized in income amounted to $1 million, $1 million and $5 million in 1998, 1997 and 1996, respectively.

12. SHAREHOLDERS' EQUITY

An analysis of activity in shareholders' equity for the three years ended December 31, 1998 follows:

                                                                                         Total
                                          Common Shares                Retained      Shareholders'
                                    Shares            Amount           Earnings         Equity
                                  -----------        ---------        ---------      -------------
BALANCE, JANUARY 1, 1996           29,653,278        $ 159,032        $ 610,339        $ 769,371

Net loss                                   --               --          (98,399)         (98,399)
Dividends paid                             --               --          (34,229)         (34,229)
Incentive stock plans                  66,977            3,169               --            3,169
Repurchase of Common Shares          (437,800)         (16,522)              --          (16,522)
                                  -----------        ---------        ---------        ---------
BALANCE, DECEMBER 31, 1996         29,282,455          145,679          477,711          623,390

Net income                                 --               --           87,319           87,319
Dividends paid                             --               --          (34,523)         (34,523)
Incentive stock plans                 124,679            4,892               --            4,892
Repurchase of Common Shares        (1,123,500)         (48,396)              --          (48,396)
                                  -----------        ---------        ---------        ---------
BALANCE, DECEMBER 31, 1997         28,283,634          102,175          530,507          632,682

Net income                                 --               --           63,635           63,635
Dividends paid                             --               --          (34,744)         (34,744)
Incentive stock plans                 112,154            3,934               --            3,934
Repurchase of Common Shares          (628,479)         (26,548)              --          (26,548)
                                  -----------        ---------        ---------        ---------
BALANCE, DECEMBER 31, 1998         27,767,309        $  79,561        $ 559,398        $ 638,959
                                  ===========        =========        =========        =========

13. INCENTIVE STOCK PLANS

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

Restricted stock granted under the 1994 Plan vests after three years. During 1997 and 1996, 2,000 and 27,500 restricted shares were granted with grant-date fair values per share of $38.13 and $33.38 for 1997 and 1996, respectively.

In 1998, 1997 and 1996, 91,500, 93,000 and 48,000 Common Shares, respectively, were reserved for contingent performance shares. The actual number of performance shares to be issued is contingent upon the Company's total shareholder return, compared with a competitive peer group of 12 companies within the forest products industry over a three-year period. The grant-date fair values of the 1998, 1997 and 1996 performance shares were $42.63, $38.13 and $33.38, respectively.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock plans. The compensation cost recognized was $2,837, $3,904 and $3,737 in 1998, 1997 and 1996, respectively. Under SFAS No.
123, "Accounting for Stock Based Compensation," net income (loss) and earnings
(loss) per share would have been reduced (increased) by $1,844 or 6 cents per share, $1,431 or 5 cents per share and $1,008 or 3 cents per share for 1998, 1997 and 1996, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 3.1 percent, 3.0 percent and 3.1 percent; expected volatility of 24.1 percent for 1998 and 22.5 percent for 1997 and 1996; risk-free interest rates of 5.8 percent, 6.3 percent and 5.6 percent; and an expected life of 7.5 years for all years. The weighted average fair value of options granted during the year was $11.41, $10.46 and $8.39 for 1998, 1997 and 1996, respectively.

A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years then ended is presented below:

                                             1998                         1997                          1996
                                  --------------------------     --------------------------     -------------------------
                                                  Weighted                      Weighted                       Weighted
                                   Number          Average        Number         Average         Number         Average
                                     of          Exercisable        of          Exercisable        of         Exercisable
                                   Shares          Price          Shares          Price          Shares          Price
                                  ---------      -----------     ---------      -----------     ---------     -----------
Options outstanding at
  beginning of year               1,551,611        $32.05        1,268,288        $29.99          974,614        $28.64
Granted - 1994 Incentive
  Stock Plan                        371,500        $42.64          370,500        $38.34          355,000        $33.53
Exercised                           (66,618)       $30.12          (80,345)       $28.24          (39,477)       $27.79
Canceled                            (12,997)       $39.87           (6,832)       $36.01          (21,849)       $31.38
                                  ---------                      ---------                      ---------
Outstanding at end of year        1,843,496        $34.20        1,551,611        $32.05        1,268,288        $29.99
                                  =========                     ==========                     ==========
Options exercisable at
  year-end                        1,130,690        $30.67          857,833        $29.23          596,001        $28.13

The following table summarizes information about stock options outstanding at December 31, 1998:

                          Options Outstanding
                          -------------------
     Range              Number     Weighted Average     Options
      of             Outstanding      Remaining       Exercisable  Weighted Average
Exercise Prices      at 12/31/98   Contractual Life   at 12/31/98   Exercise Price
---------------      -----------   ----------------   -----------   --------------
$16.57 - $19.72          85,986       1.8 years          85,986       $   18.52
$28.88 - $31.35         703,211       5.5 years         703,211       $   29.96
$33.38 - $48.56       1,054,299       8.1 years         341,493       $   35.19


14.   EMPLOYEE BENEFIT PLANS

Rayonier adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" in 1998, which changed the format and required disclosures concerning benefit plans.

Employee benefit plan liabilities are estimated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.

Rayonier has pension plans covering substantially all of its employees. Certain plans are subject to union negotiation. All costs of the plans are paid by Rayonier. The following tables set forth net periodic benefit cost of Rayonier plans, and total pension and postretirement benefit expense for the three years ended December 31:

                                                                       Pension                               Postretirement
                                                       ------------------------------------    ------------------------------------
                                                         1998          1997          1996        1998          1997          1996
                                                       --------      --------      --------    --------      --------      --------
Components of net periodic benefit cost
  Service cost                                         $  5,255      $  4,871      $  5,136    $    400      $    407      $    429
  Interest cost                                           7,803         7,461         7,311       1,328         1,305         1,254
  Actual return on plan assets                          (17,807)      (21,788)      (14,254)         --            --            --
  Amortization of prior service cost and deferrals        8,862        13,373         6,330        (434)         (434)         (840)
  Amortization of (gains) losses                            384           207           342         634           572           551
                                                       --------      --------      --------    --------      --------      --------
  Net periodic benefit cost of Rayonier plans             4,497         4,124         4,865       1,928         1,850         1,394

  Defined contribution plans                              2,056         2,437         2,326          --            --            --
  Multi-employer plans                                       --            --            --         550           592           393
                                                       --------      --------      --------    --------      --------      --------
Total pension/postretirement benefit expense           $  6,553      $  6,561      $  7,191    $  2,478      $  2,442      $  1,787
                                                       ========      ========      ========    ========      ========      ========

The following tables set forth the funded status of the Rayonier pension and postretirement benefit plans, the amounts recognized in the balance sheets of the Company at December 31, 1998 and 1997 and the principal weighted-average assumptions inherent in their determination:

                                                                      Pension                    Postretirement
                                                               --------------------            --------------------
                                                               1998            1997            1998            1997
                                                               ----            ----            ----            ----
      Change in benefit obligation
         Benefit obligation at beginning of year            $ 113,407       $ 105,899       $  20,405       $  17,915
         Service cost                                           5,255           4,871             400             407
         Interest cost                                          7,803           7,461           1,328           1,305
         Curtailment (gain) loss                                   --           2,952              --             240
         Actuarial (gain) loss                                  4,925           7,535            (199)          1,668
         Benefits paid                                         (7,620)        (15,311)         (1,388)         (1,130)
                                                            ---------       ---------       ---------       ---------
         Benefit obligation at end of year                    123,770         113,407          20,546          20,405
                                                            ---------       ---------       ---------       ---------
      Change in plan assets
         Fair value of plan assets at beginning of year       119,862         110,397              --              --
         Actual return on plan assets                          17,698          21,788              --              --
         Employer contribution                                    748           3,592           1,388           1,130
         Other expense                                           (518)           (604)             --              --
         Benefits paid                                         (7,620)        (15,311)         (1,388)         (1,130)
                                                            ---------       ---------       ---------       ---------
         Fair value of plan assets at end of year             130,170         119,862              --              --
                                                            ---------       ---------       ---------       ---------
      Reconciliation of funded status at end of year
         Funded status                                          6,400           6,455         (20,546)        (20,405)
         Unrecognized prior service cost                       10,582          11,618          (3,517)         (3,951)
         Unrecognized actuarial net (gain) loss               (14,837)         (8,616)          9,591          10,424
         Curtailment effects and termination benefits              --          (2,952)             --              --
         Unrecognized net transition obligation                (2,844)         (3,505)             --              --
                                                            ---------       ---------       ---------       ---------
         (Accrued) prepaid benefit cost                     $    (699)      $   3,000       $ (14,472)      $ (13,932)
                                                            =========       =========       =========       =========
      Weighted-average assumptions as of December 31
         Return on plan assets                                   9.75%           9.75%             --              --
         Rate of compensation increase                           5.00%           5.00%             --              --
         Ultimate health care trend rate                           --              --            5.00%           5.00%
         Discount rate                                           6.75%           7.00%           6.75%           7.00%

The table for 1997 reflects the costs of curtailment and special termination benefits of an hourly Rayonier pension plan as a result of the closure of the Port Angeles pulp mill. See Note 11. The costs of $2,952 were recorded as part of the 1996 charge of $125 million primarily related to the Port Angeles pulp mill closure and were accounted for in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 7.5 percent for 1998, decreasing ratably to 5 percent in the year 2001. The following table shows the effect of a one percent change in assumed health care cost trends on:

                                              1 Percent
                                         -------------------
                                         Increase   Decrease
                                         --------   --------
Year end benefit obligation                $ 782     $(746)
Total of service and interest
     cost components                       $  62     $ (59)

15.   COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. As of December 31, 1998, minimum rental commitments under operating leases were $5,759, $4,857, $9,982, $1,717 and $1,646 for 1999, 2000,
2001, 2002 and 2003, respectively. For the remaining years, such commitments amount to $2,382, aggregating total minimum lease payments of $26,343. Total rental expense for operating leases amounted to $7,383, $7,545 and $5,609, in 1998, 1997 and 1996, respectively. Additionally, the Company has indirectly guaranteed approximately $20.7 million of debt that is secured by equipment used by its vendors to provide products to the Company.

16.   CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters.

LEGAL PROCEEDINGS

Rayonier has been designated a potentially responsible party, or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes at eight sites, all of which relate to operations classified under "Dispositions and Discontinued Operations." Rayonier has entered into settlement agreements with the U.S. EPA at four of these sites and has negotiated, or is in the process of negotiating, consent orders with state environmental agencies for environmental remediation at three of these sites. Rayonier believes that an appropriate provision for remediation costs at these sites is included in its reserves for estimated environmental obligations including the reserves for dispositions and discontinued operations. See Note 11.

In addition, there are various lawsuits pending against or affecting Rayonier and its subsidiaries, some of which involve claims for substantial sums, but whose outcomes are not expected to materially impact the Company's consolidated financial position or results of operations. In particular, Rayonier is one of two defendants in an action seeking indemnity for $57 million in damages incurred as the result of a fire and explosion at a storage facility where a Rayonier pulp manufacturing by-product was stored. In April 1998, summary judgment in favor of Rayonier was entered. The plaintiffs have appealed the entry of summary judgment. Rayonier continues to vigorously defend the action, believes that its defenses are meritorious and based on advice of counsel, believes that its liability, if any, will not be material and will be covered by its product liability insurance.

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

17.QUARTERLY RESULTS FOR 1998 AND 1997 (UNAUDITED)
   (thousands of dollars, except per share amounts)

                                            Quarter Ended
                        ----------------------------------------------------       Total
                        March 31       June 30       Sept. 30        Dec. 31        Year
                        --------       -------       --------        -------        ----
     1998
Sales                $  225,414     $  254,011     $  258,740     $  270,401     $1,008,566

Operating income         34,157         35,172         25,368         29,426        124,123

Net income               18,196         18,440         12,841         14,158         63,635

Basic EPS                   .64            .65            .46            .51           2.26

Diluted EPS                 .63            .64            .45            .50           2.22

     1997
Sales                $  260,138     $  290,073     $  266,853     $  287,164     $1,104,228

Operating income         40,473         41,075         41,894         42,688        166,130

Net income               18,396         19,761         23,241         25,921         87,319

Basic EPS                   .63            .68            .81            .91           3.03

Diluted EPS                 .62            .67            .79            .89           2.97

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RAYONIER INC.

                               By  GERALD J. POLLACK
                                  ----------------------------
                                   Gerald J. Pollack
      March 19, 1999           Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                          TITLE                         DATE
          ---------                          -----                         ----
              *                      Chairman of the
----------------------------         Board, President,
        W. Lee Nutter                Chief Executive
(Principal Executive Officer)        Officer and Director


      GERALD J. POLLACK              Senior Vice President        March 19, 1999
----------------------------         and Chief Financial
      Gerald J. Pollack              Officer
(Principal Financial Officer
  and Principal Accounting
          Officer)

              *                             Director
----------------------------
       Rand V. Araskog

              *                             Director
----------------------------
      Donald W. Griffin

              *                             Director
----------------------------
       Ronald M. Gross

              *                             Director
----------------------------
      Paul G. Kirk, Jr.

              *                             Director

     Katherine D. Ortega

              *                             Director
----------------------------
     Burnell R. Roberts

              *                             Director
----------------------------
       Carl S. Sloane

              *                             Director
----------------------------
   Nicholas L. Trivisonno

              *                             Director
----------------------------
       Gordon I. Ulmer


*By GERALD J. POLLACK                                             March 19, 1999
    ------------------------
     Attorney-In-Fact


                                       A

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION                         LOCATION
-----------              -----------                         --------
    2.1          Distribution agreement between        Incorporated by reference
                 ITT Corporation and Rayonier          to Exhibit 2.1 to the
                 Inc.                                  Registrant's December 31,
                                                       1993 Form 10-K

    3.1          Amended and Restated Articles         Incorporated by reference
                 of Incorporation                      to Exhibit 4(a) to the
                                                       Registrant's Registration
                                                       Statement on Form S-8
                                                       (Registration No. 33-52437)

    3.2          By-Laws                               Incorporated by reference
                                                       to Exhibit 3.2 to the
                                                       Registrant's December 31,
                                                       1995 Form 10-K

    4.1          Indenture dated as of September       Incorporated by reference
                 1, 1992 between the Company and       to Exhibit 4.1 to the
                 Bankers Trust Company, as             Registrant's December 31,
                 Trustee, with respect to              1993 Form 10-K
                 certain debt securities of the
                 Company

    4.2          First Supplemental Indenture          Incorporated by reference
                 dated as of December 13, 1993         to Exhibit 4.2 to the
                                                       Registrant's December 31,
                                                       1993 Form 10-K

    4.3          $100 million 364-day Revolving        Incorporated by reference
                 Credit Agreement dated as of          to Exhibit 4.1 to the
                 April 14, 1995 among Rayonier         Registrant's March 31,
                 Inc. as Borrower and the banks        1995 Form 10-Q
                 named therein as Banks,
                 Citibank, N.A. as
                 Administrative Agent and
                 Citicorp Securities, Inc. and
                 the Toronto-Dominion Bank as
                 Arrangers

    4.4          $200 million Revolving Credit         Incorporated by reference
                 Agreement dated as of April 14,       to Exhibit 4.2 to the
                 1995 among Rayonier Inc. as           Registrant's March 31,
                 Borrower and the banks named          1995 Form 10-Q
                 therein as Banks, Citibank,
                 N.A. as Administrative Agent
                 and Citicorp Securities, Inc.
                 and the Toronto-Dominion Bank
                 as Arrangers

    4.5          Amendment No.1, dated as of           Incorporated by reference
                 June 16, 1995 to the $100             to Exhibit 4.1 to the
                 million 364-day Revolving             Registrant's June 30, 1996
                 Credit Agreement dated as of          Form 10-Q
                 April 14, 1995 among Rayonier
                 Inc. as Borrower and the banks
                 named therein as Banks,
                 Citibank, N.A. as
                 Administrative Agent and
                 Citicorp Securities, Inc. and
                 the Toronto-Dominion Bank as
                 Arrangers

    4.6          Amendment No. 2, dated as of          Incorporated by reference
                 April 12, 1996 to the $100            to Exhibit 4.2 to the
                 million 364-day Revolving             Registrant's June 30, 1996
                 Credit Agreement dated as of          Form 10-Q
                 April 14, 1995 among Rayonier
                 Inc. as Borrower and the banks
                 named therein as Banks,
                 Citibank, N.A. as
                 Administrative Agent and
                 Citicorp Securities, Inc. and
                 the Toronto-Dominion Bank as
                 Arrangers


                                       B

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION                         LOCATION
-----------              -----------                         --------
    4.7          Amendment No. 1, dated as of          Incorporated by reference
                 June 16, 1995 to the $200             to Exhibit 4.3 to the
                 million Revolving Credit              Registrant's June 30, 1996
                 Agreement dated as of April 14,       Form 10-Q
                 1995 among Rayonier Inc. as
                 Borrower and the banks named
                 therein as Banks, Citibank,
                 N.A. as Administrative Agent
                 and Citicorp Securities, Inc.
                 and the Toronto-Dominion Bank
                 as Arrangers

    4.8          Amendment No. 2, dated as of          Incorporated by reference
                 April 12, 1996 to the $200            to Exhibit 4.4 to the
                 million Revolving Credit              Registrant's June 30, 1996
                 Agreement dated as of April 14,       Form 10-Q
                 1995 among Rayonier Inc. as
                 Borrower and the banks named
                 therein as Banks, Citibank,
                 N.A. as Administrative Agent
                 and Citicorp Securities, Inc.
                 and the Toronto-Dominion Bank
                 as Arrangers

    4.9          Amended and Restated Revolving        Incorporated by reference
                 Credit Agreement dated as of          to Exhibit 4.1 to the
                 April 11, 1997, for the $200          Registrant's March 31,
                 million Revolving Credit              1997 Form 10-Q
                 Agreement dated as of April 14,
                 1995 as amended as of June 16,
                 1995 and as of April 12, 1996
                 among Rayonier Inc. as Borrower
                 and the banks named therein as
                 Banks, Citibank, N.A. as
                 Administrative Agent and
                 Citicorp Securities, Inc. and
                 the Toronto-Dominion Bank as
                 Arrangers

    4.10         Other instruments defining the        Not required to be filed.
                 rights of security holders,           The Registrant hereby
                 including indentures                  agrees to file with the
                                                       Commission a copy of
                                                       any other instrument
                                                       defining the rights of
                                                       holders of the
                                                       Registrant's long-term
                                                       debt upon request of
                                                       the Commission

    9            Voting trust agreement                None

   10.1          Rayonier 1994 Incentive Stock         Incorporated by reference
                 Plan, as amended                      to Exhibit 10.1 to the
                                                       Registrant's September
                                                       30, 1998 Form 10-Q.

   10.2          Rayonier Supplemental Senior          Incorporated by reference
                 Executive Severance Pay Plan          to Exhibit 10.2 to the
                                                       Registrant's December
                                                       31, 1997 Form 10-K.

   10.3          Rayonier Investment and Savings       Incorporated by reference
                 Plan for Salaried Employees           to Exhibit 10.3 to the
                                                       Registrant's December
                                                       31, 1997 Form 10-K.


   10.4          Rayonier Salaried Employees           Incorporated by reference
                 Retirement Plan                       to Exhibit 10.4 to the
                                                       Registrant's December
                                                       31, 1997 Form 10-K.


                                       C

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION                         LOCATION
-----------              -----------                         --------
   10.5          Form of Indemnification               Incorporated by reference
                 Agreement between Rayonier Inc.       to Exhibit 10.9 to the
                 and its Directors and Officers        Registrant's December 31,
                                                       1993 Form 10-K

   10.6          Rayonier Inc. Excess Benefit          Incorporated by reference
                 Plan                                  to Exhibit 10.10 to the
                                                       Registrant's December 31,
                                                       1993 Form 10-K

   10.7          Amendment to Rayonier Inc.            Incorporated by reference
                 Excess Benefit Plan dated             to Exhibit 10.7 to the
                 August 18, 1997                       Registrant's December 31,
                                                       1997 Form 10-K


   10.8          Rayonier Inc. Excess Savings          Incorporated by reference
                 and Deferred Compensation Plan        to Exhibit 10.8 to the
                                                       Registrant's December 31,
                                                       1997 Form 10-K



   10.9          Form of Rayonier Inc. Excess          Incorporated by reference
                 Savings and Deferred                  to Exhibit 10.13 to the
                 Compensation Plan Agreements          Registrant's December 31,
                                                       1995 Form 10-K

   10.10         Form of Indemnification               Incorporated by reference
                 Agreement between Registrant          to Exhibit 10.1 to the
                 and directors of Rayonier             Registrant's March 31,
                 Forest Resources Company, its         1994 Form 10-Q
                 wholly owned subsidiary which
                 is Managing General Partner of
                 Rayonier Timberlands, L.P., who
                 are not also directors of
                 Registrant

   10.11         Description of Rayonier 1994          Incorporated by reference
                 Incentive Stock Plan Contingent       to Exhibit 10.1 to the
                 Performance Share Awards              Registrant's June 30, 1994
                                                       Form 10-Q

   10.12         Form of Rayonier 1994 Incentive       Incorporated by reference
                 Stock Plan Contingent                 to Exhibit 10.1 to the
                 Performance Share Award               Registrant's June 30, 1994
                 Agreement                             Form 10-Q

   10.13         Form of Rayonier 1994 Incentive       Incorporated by reference
                 Stock Plan Restricted Share           to Exhibit 10.17 to the
                 Award Agreement                       Registrant's December 31,
                                                       1995 Form 10-K

   10.14         Form of Rayonier 1994 Incentive       Incorporated by reference
                 Stock Non-qualified Stock             to Exhibit 10.18 to the
                 Option Award Agreement                Registrant's December 31,
                                                       1995 Form 10-K

   10.15         Rayonier Substitute Stock             Incorporated by reference
                 Option Plan                           to Exhibit 4(c) to the
                                                       Registrant's Registration
                                                       Statement on Form S-8
                                                       (File No. 33-52891)

   10.16         Form of Rayonier Substitute           Incorporated by reference
                 Stock Option Award Agreements         to Exhibit 10.20 to the
                                                       Registrant's December 31,
                                                       1995 Form 10-K


                                       D

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION                         LOCATION
-----------              -----------                         --------
   10.17         Split-Dollar Life Insurance           Incorporated by reference
                 Agreement dated June 22, 1994         to Exhibit 10.2 to the
                 between Rayonier Inc. and             Registrant's June 30, 1994
                 Ronald M. Gross                       Form 10-Q

   10.18         Amendment to Split-Dollar Life        Incorporated by reference
                 Insurance Agreement, dated July       to Exhibit 10.18 to the
                 22, 1997                              Registrant's December 31,
                                                       1997 Form 10-K


   10.19         Deferred Compensation/                Incorporated by reference
                 Supplemental Retirement               to Exhibit 10.3 to the
                 Agreement dated June 28, 1994         Registrant's June 30, 1994
                 between Rayonier Inc. and             Form 10-Q
                 Ronald M. Gross

   10.20         Amendment to Deferred                 Incorporated by reference
                 Compensation/Supplemental             to Exhibit 10.20 to the
                 Retirement Agreement, dated           Registrant's December 31,
                 July 22, 1997                         1997 Form 10-K


   10.21         Consulting Agreement dated            Filed herewith
                 October 19, 1998 between
                 Rayonier Inc. and Ronald M.
                 Gross

   10.22         Other material contracts              None

   11            Statement re computation of per       Not required to be filed
                 share earnings

   12            Statements re computation of          Filed herewith
                 ratios

   13            Annual report to security             Not applicable
                 holders, Form 10-Q or quarterly
                 report to security holders

   16            Letter re change in certifying        Not applicable
                 accountant

   18            Letter re change in accounting        Not applicable
                 principles

   21            Subsidiaries of the Registrant        Incorporated by reference
                                                       to Exhibit 21 to the
                                                       Registrant's December 31,
                                                       1993 Form 10-K

   22            Published report regarding            None
                 matters submitted to vote of
                 security holders

   23            Consents of experts and counsel       Filed herewith

   24            Powers of attorney                    Filed herewith

   27            Financial data schedule               Filed herewith

   28            Information from reports              Not applicable
                 furnished to state insurance
                 regulatory authorities

   99            Additional exhibits                   None


                                       E