Form 10-Q
period 1999-03-31
RAYONIER INC
filed 1999-05-13
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

YES (X) NO ( )


As of May 3, 1999, there were outstanding 27,789,215 Common Shares of the Registrant.

                                  RAYONIER INC.

                                TABLE OF CONTENTS






                                                                            PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Consolidated Income for the
            Three Months Ended March 31, 1999 and 1998                         1

            Consolidated Balance Sheets as of March 31, 1999
            and December 3l, 1998                                              2

            Statements of Consolidated Cash Flows for the
            Three Months Ended March 31, 1999 and 1998                         3

            Notes to Consolidated Financial Statements                         4

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations                 5-8

Item 3.     Selected Operating Data                                            8

            Selected Supplemental Financial Data                               9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 10

Item 6.     Exhibits and Reports on Form 8-K                                  10

            Signature                                                         10

            Exhibit Index                                                     11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (Rayonier or the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. For a full description of accounting policies, please refer to Notes to Consolidated Financial Statements in the 1998 Annual Report on Form 10-K.


                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                            Three Months
                                                           Ended March 31,
                                                      -------------------------
                                                        1999            1998
                                                      ---------       ---------
SALES                                                 $ 226,396       $ 225,414
                                                      ---------       ---------

Costs and expenses

    Cost of sales                                       188,681         184,179

    Selling and general expenses                          9,465           8,347

    Other operating income, net                          (1,194)         (1,269)
                                                      ---------       ---------

                                                        196,952         191,257
                                                      ---------       ---------

OPERATING INCOME                                         29,444          34,157

Interest expense                                         (7,703)         (7,912)

Interest and miscellaneous income, net                      713             295
                                                      ---------       ---------

Income before income taxes                               22,454          26,540

Provision for income taxes                               (7,324)         (8,344)
                                                      ---------       ---------

NET INCOME                                            $  15,130       $  18,196
                                                      =========       =========

NET INCOME PER COMMON SHARE
      Basic EPS                                       $    0.54       $    0.64
                                                      =========       =========
      Diluted EPS                                     $    0.54       $    0.63
                                                      =========       =========

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                       March 31,   December 31,
                                                                         1999         1998
                                                                      ----------    ----------
CURRENT ASSETS
     Cash and short-term investments                                  $    5,662    $    6,635
     Accounts receivable, less allowance for doubtful
         accounts of $4,845 and $4,843                                   100,585       118,762
     Inventories
         Finished goods                                                   67,485        47,109
         Work in process                                                  14,156        15,762
         Raw materials                                                    13,031        13,212
         Manufacturing and maintenance supplies                           25,504        22,827
                                                                      ----------    ----------
              Total inventories                                          120,176        98,910

     Timber purchase agreements                                           36,348        35,776
     Other current assets                                                 16,381        13,192
     Deferred income taxes                                                 7,384         8,559
                                                                      ----------    ----------
         Total current assets                                            286,536       281,834

OTHER ASSETS                                                              64,091        65,988

TIMBER PURCHASE AGREEMENTS                                                18,897        20,922

TIMBER, TIMBERLANDS AND LOGGING ROADS,
     NET OF DEPLETION AND AMORTIZATION                                   544,097       544,190

PROPERTY, PLANT AND EQUIPMENT
     Land, buildings, machinery and equipment                          1,306,456     1,304,188
     Less - accumulated depreciation                                     631,425       616,266
                                                                      ----------    ----------
                                                                         675,031       687,922
                                                                      ----------    ----------

                                                                      $1,588,652    $1,600,856
                                                                      ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $   65,532    $   65,844
     Bank loans and current maturities                                     5,146         4,094
     Accrued taxes                                                        13,689         8,728
     Accrued payroll and benefits                                         20,927        21,460
     Accrued interest                                                     10,244         6,182
     Other current liabilities                                            45,763        44,279
     Current reserves for dispositions and discontinued operations        20,906        22,167
                                                                      ----------    ----------
         Total current liabilities                                       182,207       172,754

DEFERRED INCOME TAXES                                                    118,256       115,405

LONG-TERM DEBT                                                           456,976       485,850

NON-CURRENT RESERVES FOR DISPOSITIONS
     AND DISCONTINUED OPERATIONS                                         157,242       159,198

OTHER NON-CURRENT LIABILITIES                                             29,140        28,690

SHAREHOLDERS' EQUITY
     Common Shares, 60,000,000 shares authorized,
         27,795,347 and 27,767,309 shares issued and outstanding          78,930        79,561
     Retained earnings                                                   565,901       559,398
                                                                      ----------    ----------
                                                                         644,831       638,959
                                                                      ----------    ----------
                                                                      $1,588,652    $1,600,856
                                                                      ==========    ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                   Three Months
                                                                  Ended March 31,
                                                              -----------------------
                                                                1999          1998
                                                              ---------     ---------
OPERATING ACTIVITIES

Net income                                                    $  15,130     $  18,196
Non-cash items included in income
     Depreciation, depletion and amortization                    26,696        22,913
     Deferred income taxes                                        2,848         4,912
Increase in other non-current liabilities                           450         3,887
Change in accounts receivable, inventories
     and accounts payable                                        (3,401)        2,184
(Increase) decrease in current timber purchase agreements          (572)          854
(Increase) decrease in other current assets                      (3,189)        1,852
Increase (decrease) in accrued liabilities                        9,974       (14,524)
                                                              ---------     ---------
     CASH FROM OPERATING ACTIVITIES                              47,936        40,274
                                                              ---------     ---------


INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
     of $24 and $677                                            (13,712)      (24,275)
Acquisition of Rayonier Timberlands, L.P. Class A Units              --       (48,821)
Expenditures for dispositions and discontinued operations,
  net of tax benefits of $1,178 and $1,298                       (2,039)       (2,243)
Change in timber purchase agreements and other assets             3,922        (6,361)
                                                              ---------     ---------
     CASH USED FOR INVESTING ACTIVITIES                         (11,829)      (81,700)
                                                              ---------     ---------


FINANCING ACTIVITIES

Issuance of debt                                                 59,853       143,770
Repayments of debt                                              (87,675)      (77,167)
Dividends paid                                                   (8,627)       (8,781)
Repurchase of Common Shares                                      (1,523)       (2,313)
Issuance of Common Shares                                           892           672
Buyout of minority interest                                          --       (16,959)
                                                              ---------     ---------
     CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES           (37,080)       39,222
                                                              ---------     ---------


CASH AND SHORT-TERM INVESTMENTS

Decrease in cash and short term investments                        (973)       (2,204)
Balance, beginning of period                                      6,635        10,661
                                                              ---------     ---------
Balance, end of period                                        $   5,662     $   8,457
                                                              =========     =========

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest                                                 $   3,694     $   4,703
                                                              =========     =========
     Income taxes                                             $     216     $   3,612
                                                              =========     =========

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


1. EARNINGS PER COMMON SHARE

      The following table provides details of the calculation of basic and diluted EPS in accordance with Statement of Financial Accounting Standards
      (SFAS) No. 128, "Earnings Per Share" for the three months ended March 31, 1999 and 1998.

                                                         1999           1998
                                                      -----------    -----------
      Net Income                                      $    15,130    $    18,196
                                                      ===========    ===========

      Shares used for determining basic EPS            27,806,659     28,311,424
      Dilutive effect of:
          Stock options                                   230,249        279,187
          Contingent shares                               240,000        231,084
                                                      -----------    -----------

      Shares used for determining diluted EPS          28,276,908     28,821,695
                                                      ===========    ===========

      Basic EPS                                       $      0.54    $      0.64
                                                      ===========    ===========
      Diluted EPS                                     $      0.54    $      0.63
                                                      ===========    ===========

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

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's reportable business units for the three months ended March 31, 1999 and 1998 were as follows (thousands of dollars):

                                                           Three Months
                                                          Ended March 31,
                                                     --------------------------
                                                       1999             1998
                                                     ---------        ---------
SALES

Timber and Wood Products
   Forest Resources and Trading                      $ 100,042        $  84,429
   Wood Products                                        24,628           29,207
                                                     ---------        ---------
     Total Timber and Wood Products                    124,670          113,636

Specialty Pulp Products
    Chemical Cellulose                                  62,840           67,745
    Fluff and Specialty Paper Pulps                     39,029           45,114
                                                     ---------        ---------
     Total Specialty Pulp Products                     101,869          112,859

Intersegment eliminations                                 (143)          (1,081)
                                                     ---------        ---------

     Total sales                                     $ 226,396        $ 225,414
                                                     =========        =========

OPERATING INCOME

Timber and Wood Products
    Forest Resources and Trading                     $  28,517        $  35,290
    Wood Products                                         (901)          (5,654)
                                                     ---------        ---------
     Total Timber and Wood Products                     27,616           29,636

Specialty Pulp Products                                  5,866            7,892

Corporate and other                                     (4,038)          (3,371)
                                                     ---------        ---------

     Total operating income                          $  29,444        $  34,157
                                                     =========        =========

RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales for the first quarter of 1999 were $226 million, $1 million higher than the first quarter of 1998. The increase in sales was principally due to higher trading activity offset by lower pulp volume and chemical cellulose prices, and the absence of lumber sales from the Company's Plummer, ID lumber mill which closed in July 1998 after the facility was damaged by a fire.

Operating income of $29 million was $5 million below the prior year, as a result of lower U.S. timber volume and prices, and weaker pulp volume and chemical cellulose prices partially offset by lower manufacturing costs and the absence of losses at the Plummer, ID lumber mill.

TIMBER AND WOOD PRODUCTS

Sales were higher than the prior year by $11 million, while operating income declined by $2 million from last year.

      FOREST RESOURCES AND TRADING

      Forest Resources and Trading sales for the three month period ended March 31, 1999 were $100 million, $16 million higher than 1998 due to growth of wood products trading, which began operating in the first quarter of 1998, and higher log trading activity in Asian and U.S. domestic markets. These improvements were partially offset by lower U.S. timber volume and prices.

      Operating income for the quarter of $29 million was $7 million below last year. The decline resulted from reduced timber prices and volumes in both the Northwest and Southeast U.S., partly offset by higher log trading margins. Northwest U.S. timber prices declined due to the impact of the Asian economic crisis on export products. Southeast U.S. pulpwood demand was weak due to extensive pulp mill closures and downtime in the region. In the first quarter of 1998, Southeast U.S. timber markets experienced price improvements due to unusually wet weather that led to restricted supply and difficult logging conditions.

      WOOD PRODUCTS

      Wood Products sales of $25 million for the three month period were $5 million lower than 1998 resulting from the absence of sales from the Plummer, ID lumber mill and slightly lower Southeast U.S. lumber volume and prices partially offset by higher MDF volume and prices.

      An operating loss of $1 million represented an improvement of $5 million from the prior year's first quarter resulting from stronger MDF performance due to new markets, better pricing, and lower production costs, the absence of losses generated by the Plummer, ID lumber mill and lower log costs at the Company's Southeast U.S. lumber mills. These positive factors were reduced by slightly lower lumber sales volume and prices compared to last year although prices were higher than 1998's fourth quarter.

SPECIALTY PULP PRODUCTS

Sales of Specialty Pulp Products for the three-month period were $102 million, $11 million lower than 1998. The decline was primarily due to weaker demand for both fluff and paper and chemical cellulose pulps and lower chemical cellulose pricing. Operating income for the first three months was $6 million, $2 million lower than 1998 resulting from the lower sales volumes and prices, offset by lower wood and manufacturing costs.

CORPORATE AND OTHER

Corporate and other costs for the first quarter of 1999 were above 1998 reflecting higher general and corporate development expenses.

OTHER INCOME / EXPENSE

Interest expense of $8 million for the first three months of 1999 was slightly below the first quarter of 1998 due to lower average interest rates. Miscellaneous income in the first quarter of 1999 was higher than 1998 due to the favorable impact of a contract settlement.

The effective tax rate of 32.6 percent for the first three months of 1999 compared to 31.4 percent in 1998. The 1999 rate reflects lower tax benefits from foreign operations and reduced research and development tax credits.

NET INCOME

Net income for the first quarter was $15.1 million or $0.54 per Common Share, compared to $18.2 million, or $0.63 cents per Common Share in 1998.

OTHER ITEMS

In an April 19 press release the Company indicated that its prospects for improved results were encouraging based on positive signs in some of the Company's markets and recent economic forecasts for Asia, Europe and Latin America for a second half recovery. Price increases for fluff pulp appeared to be holding and further increases were possible. Lumber markets were strong and Northwest U.S. log sales should improve as Asia recovers. Some softness in Southeast U.S. timber prices was expected, but the overall impact would be favorable due to lower wood costs at the Company's pulp and lumber mills.

The Company announced that it would take a 44-day market related shutdown at its Fernandina Beach, FL pulp mill beginning April 21 and a scheduled maintenance shutdown at its Jesup, GA pulp mill in May to complete maintenance and capital projects. Most of the financial impact of the shutdowns would be offset by contributions to income from lower pulp production costs and continued strength in lumber and Northwest timber activity.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $48 million for the first three months of 1999 increased $8 million from 1998 as a result of decreased working capital requirements. EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) for the first three months of 1999 amounted to $57 million, similar to 1998 first quarter results. Cash from operating activities helped to finance capital expenditures of $14 million, dividends of $9 million and the repurchase of Common Shares for $2 million. In 1999, first quarter ending debt was $462 million and the debt-to-capital-ratio was 41.7 percent compared to debt of $490 million and a debt to capital ratio of 43.4 percent at December 31, 1998.

The Company repurchased 37,400 of its shares during the first three months of 1999 at an average cost of $40.52 for a total of $1.5 million. Over the same period of 1998, the Company repurchased 52,080 shares at an average cost of $44.42 per share for a total of $2.3 million.

The Company has unsecured credit facilities totaling $300 million, which were used as support for $106 million of outstanding commercial paper. As of March 31, 1999, the Company had $194 million available under its revolving credit facilities. In addition, the Company has on file with the Securities and Exchange Commission shelf registration statements to offer $150 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

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

The estimated total amount expended on the Year 2000 Project through the first quarter of 1999 was less than $2 million and the Company estimates that future costs could range up to $2 million. Many of the Company's systems were upgraded or replaced in the ordinary course of business during the last five years, and costs related to those upgrades and replacements are not included in the Year 2000 Project expenses.

The Company believes that with the completion of its Year 2000 Project as scheduled, the risks will be minimized and the possibility of significant interruptions of operations reduced. However, if the Company and its third party suppliers and customers do not complete in a timely manner their assessment, remediation and testing for Year 2000 compliance, there can be no assurance that Year 2000 problems will not materially adversely affect the Company's results of operations or its relationships with its suppliers and customers. The Company has not yet been able to clearly identify the most reasonably likely worst case scenarios and the appropriate contingency plans for such scenarios. As the Company completes all phases of its Year 2000 Project, it will prepare contingency plans for critical systems to deal with any areas where it determines that risks of non-compliance are significant.

SAFE HARBOR

Comments about market trends, anticipated earnings and future activities, including disclosures about the Company's Year 2000 project, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in factors referred to in such disclosures, and changes in the following additional important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends; adverse weather conditions in the Company's operating areas; the possibility of forest fires; fluctuations in demand for specialty chemical cellulose and fluff pulps, export and domestic logs, and wood products; the impact of such market factors on the Company's timber sales in the U.S. and New Zealand; production costs for wood products and for specialty pulps, particularly for raw materials such as wood and chemicals; governmental policies and regulations affecting the environment, import and export controls, and taxes; and interest rate and currency movements.


ITEM 3. SELECTED OPERATING DATA

                                                                        Three Months
                                                                       Ended March 31,
                                                                        -------------
                                                                        1999    1998
                                                                        -----   -----
TIMBER AND WOOD PRODUCTS

     Log trading sales volume
         North America, in millions of board feet                          30      33
         New Zealand, in thousands of cubic meters                        272     151
         Other, in thousands of cubic meters                              110      38

     Timber sales volume
         Northwest U.S., in millions of board feet                         65      67
         Southeast U.S., in thousands of short green tons                 533     609
         New Zealand, in thousands of cubic meters                        270     126

     Lumber sales volume, in millions of board feet                        56      74(a)

     Medium-density fiberboard sales volume,
         in thousands of cubic meters                                      27      13

     Intercompany timber sales volume
         Northwest U.S., in millions of board feet                         10       2

         Southeast U.S., in thousands of short green tons                   7      32

         New Zealand, in thousands of cubic meters                        121      60


SPECIALTY PULP PRODUCTS

     Pulp sales volume
         Chemical cellulose, in thousands of metric tons                   74      77
         Fluff and specialty paper pulp, in thousands of metric tons       77      86

     Production as a percent of capacity                                100.6%   98.4%

(a) Includes sales of 17 by the Plummer lumber mill, which closed in July 1998 after fire damaged the facility.

SELECTED SUPPLEMENTAL FINANCIAL DATA (thousands of dollars, except per share data)

                                                           Three Months
                                                          Ended March 31,
                                                     --------------------------
                                                       1999              1998
                                                     --------          --------
GEOGRAPHICAL DATA (NON-U.S.)
     Sales
        New Zealand                                  $ 18,284          $ 11,066
        Other                                           9,982             3,136
                                                     --------          --------
          Total                                      $ 28,266          $ 14,202
                                                     ========          ========

     Operating Income
        New Zealand                                  $ (1,635)         $ (5,280)
        Other                                            (306)           (1,249)
                                                     --------          --------
          Total                                      $ (1,941)         $ (6,529)
                                                     ========          ========

FOREST RESOURCES
     Sales
        Northwest U.S.                               $ 23,866          $ 26,834
        Southeast U.S.                                 16,942            21,580
        New Zealand                                     5,362             3,456
                                                     --------          --------
          Total                                      $ 46,170          $ 51,870
                                                     ========          ========


     Operating Income
        Northwest U.S.                               $ 18,566          $ 20,982
        Southeast U.S                                  12,463            16,377
        New Zealand                                       998               655
                                                     --------          --------
          Total                                      $ 32,027          $ 38,014
                                                     ========          ========

     EBITDA per Share
        Northwest U.S.                               $   0.69          $   0.75
        Southeast U.S                                    0.53              0.64
        New Zealand                                      0.14              0.08
                                                     --------          --------
          Total                                      $   1.36          $   1.47
                                                     ========          ========

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Rayonier's 10-K for 1998 reported that the U.S. Court of Appeals for the Eleventh Circuit on March 10, 1999 affirmed summary judgment in favor of Rayonier in an action brought by Powell-Duffryn Terminals. Subsequently, on March 31, 1999, Powell Duffryn filed a motion for rehearing by the same court.


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


                                        RAYONIER INC.  (Registrant)


                                        BY GERALD J. POLLACK
                                           Gerald J. Pollack
                                           Senior Vice President and
                                           Chief Financial Officer

May 14, 1999

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