Form 10-Q
period 1999-06-30
RAYONIER INC
filed 1999-08-13
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      (Mark One)


      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

      YES (X) NO ( )


      As of August 3, 1999, there were outstanding 27,765,142 Common Shares of the Registrant.

                                  RAYONIER INC.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements

         Statements of Consolidated Income for the
         Three Months and Six Months Ended June 30, 1999 and 1998           1

         Consolidated Balance Sheets as of June 30, 1999
         and December 3l, 1998                                              2

         Statements of Consolidated Cash Flows for the
         Six Months Ended June 30, 1999 and 1998                            3

         Notes to Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   5-8

Item 3.  Selected Operating Data                                            9

         Selected Supplemental Financial Data                               10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 6.  Exhibits and Reports on Form 8-K                                   11

         Signature                                                          11

         Exhibit Index                                                      12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. (Rayonier or the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. For a full description of accounting policies, please refer to Notes to Consolidated Financial Statements in the l998 Annual Report on Form l0-K.


                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                               Three Months                     Six Months
                                                              Ended June 30,                   Ended June 30,
                                                       --------------------------        --------------------------
                                                          1999             1998             1999             1998
                                                       ---------        ---------        ---------        ---------
SALES                                                  $ 258,023        $ 254,011        $ 484,419        $ 479,425
                                                       ---------        ---------        ---------        ---------

Costs and expenses

   Cost of sales                                         215,198          210,301          403,879          394,480

   Selling and general expenses                            9,785            9,412           19,250           17,759

   Other operating income, net                              (711)            (874)          (1,905)          (2,143)
                                                       ---------        ---------        ---------        ---------

                                                         224,272          218,839          421,224          410,096
                                                       ---------        ---------        ---------        ---------

OPERATING INCOME                                          33,751           35,172           63,195           69,329

Interest expense                                          (7,683)          (9,072)         (15,387)         (16,984)

Interest and miscellaneous (expense) income, net            (233)             202              481              497
                                                       ---------        ---------        ---------        ---------

Income before income taxes                                25,835           26,302           48,289           52,842

Provision for income taxes                                (8,758)          (7,862)         (16,082)         (16,206)
                                                       ---------        ---------        ---------        ---------


NET INCOME                                             $  17,077        $  18,440        $  32,207        $  36,636
                                                       =========        =========        =========        =========

NET INCOME PER COMMON SHARE
      Basic EPS                                        $    0.62        $    0.65        $    1.16        $    1.29
                                                       =========        =========        =========        =========
      Diluted EPS                                      $    0.60        $    0.64        $    1.14        $    1.27
                                                       =========        =========        =========        =========

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                         June 30,     December 31,
                                                                          1999             1998
                                                                       ----------       ----------
CURRENT ASSETS
   Cash and short-term investments                                     $    5,717       $    6,635
   Accounts receivable, less allowance for doubtful
      accounts of $4,863 and $4,843                                       108,332          118,762
   Inventories
      Finished goods                                                       58,901           47,109
      Work in process                                                      12,659           15,762
      Raw materials                                                        11,484           13,212
      Manufacturing and maintenance supplies                               24,846           22,827
                                                                       ----------       ----------
         Total inventories                                                107,890           98,910

   Timber purchase agreements                                              37,914           35,776
   Other current assets                                                    13,540           13,192
   Deferred income taxes                                                    7,180            8,559
                                                                       ----------       ----------
      Total current assets                                                280,573          281,834

OTHER ASSETS                                                               61,248           65,988

TIMBER PURCHASE AGREEMENTS                                                 21,284           20,922

TIMBER, TIMBERLANDS AND LOGGING ROADS,
   NET OF DEPLETION AND AMORTIZATION                                      544,807          544,190

PROPERTY, PLANT AND EQUIPMENT
   Land, buildings, machinery and equipment                             1,327,668        1,304,188
   Less - accumulated depreciation                                        646,723          616,266
                                                                       ----------       ----------
                                                                          680,945          687,922
                                                                       ----------       ----------

                                                                       $1,588,857       $1,600,856
                                                                       ==========       ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                    $   70,124       $   65,844
   Bank loans and current maturities                                        5,965            4,094
   Accrued taxes                                                           15,841            8,728
   Accrued payroll and benefits                                            23,536           21,460
   Accrued interest                                                         7,586            6,182
   Other current accrued liabilities                                       41,552           44,279
   Current reserves for dispositions and discontinued operations           19,732           22,167
                                                                       ----------       ----------
      Total current liabilities                                           184,336          172,754

DEFERRED INCOME TAXES                                                     122,462          115,405

LONG-TERM DEBT                                                            446,404          485,850

NON-CURRENT RESERVES FOR DISPOSITIONS
   AND DISCONTINUED OPERATIONS                                            154,062          159,198

OTHER NON-CURRENT LIABILITIES                                              30,274           28,690

SHAREHOLDERS' EQUITY
   Common Shares, 60,000,000 shares authorized,
      27,772,207 and 27,767,309 shares issued and outstanding              76,958           79,561
   Retained earnings                                                      574,361          559,398
                                                                       ----------       ----------
                                                                          651,319          638,959
                                                                       ----------       ----------

                                                                       $1,588,857       $1,600,856
                                                                       ==========       ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                        Six Months
                                                                        Ended June 30,
                                                                 --------------------------
                                                                    1999             1998
                                                                 ---------        ---------
OPERATING ACTIVITIES

Net income                                                       $  32,207        $  36,636
Non-cash items included in income
   Depreciation, depletion and amortization                         50,124           47,760
   Deferred income taxes                                             5,663                8
Increase in other non-current liabilities                            1,584            1,270
Change in accounts receivable, inventories
   and accounts payable                                              5,730           (6,100)
Increase in current timber purchase agreements                      (2,138)          (7,600)
(Increase) decrease in other current assets                           (348)           2,670
Increase (decrease) in accrued liabilities                           7,866          (13,243)
                                                                 ---------        ---------
   CASH FROM OPERATING ACTIVITIES                                  100,688           61,401
                                                                 ---------        ---------


INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
   of $311 and $2,186                                              (43,764)         (48,686)
Acquisition of Rayonier Timberlands, L.P. Class A Units                 --          (48,821)
Expenditures for dispositions and discontinued operations,
  net of tax benefits of $2,773 and $2,504                          (4,798)          (4,321)
Change in timber purchase agreements and other assets                4,378           (8,325)
                                                                 ---------        ---------
   CASH USED FOR INVESTING ACTIVITIES                              (44,184)        (110,153)
                                                                 ---------        ---------


FINANCING ACTIVITIES

Issuance of debt                                                    99,861          183,910
Repayments of debt                                                (137,436)         (89,027)
Dividends paid                                                     (17,244)         (17,539)
Repurchase of Common Shares                                         (5,600)          (8,710)
Issuance of Common Shares                                            2,997            2,038
Buyout of minority interest                                             --          (16,959)
                                                                 ---------        ---------
   CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                (57,422)          53,713
                                                                 ---------        ---------


CASH AND SHORT-TERM INVESTMENTS

(Decrease) increase in cash and short-term investments                (918)           4,961
Balance, beginning of period                                         6,635           10,661
                                                                 ---------        ---------
Balance, end of period                                           $   5,717        $  15,622
                                                                 =========        =========

Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                      $  14,132        $  15,980
                                                                 =========        =========
   Income taxes                                                  $   4,622        $  11,718
                                                                 =========        =========

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


1.    EARNINGS PER COMMON SHARE

      The following table provides details of the calculation of basic and diluted EPS in accordance with Statement of Financial Accounting Standards
      (SFAS) No. 128, "Earnings Per Share" for the three months and six months ended June 30, 1999 and 1998.


                                                       Three Months                        Six Months
                                                      Ended June 30,                      Ended June 30,
                                              -----------------------------       -----------------------------
                                                  1999              1998              1999              1998
                                              -----------       -----------       -----------       -----------
Net Income                                    $    17,077       $    18,440       $    32,207       $    36,636
                                              ===========       ===========       ===========       ===========

Shares used for determining basic EPS          27,785,931        28,273,886        27,796,186        28,290,854
Dilutive effect of:
   Stock options                                  307,947           337,795           269,111           312,159
   Contingent shares                              240,000           231,084           240,000           231,084
                                              -----------       -----------       -----------       -----------

Shares used for determining diluted EPS        28,333,878        28,842,765        28,305,297        28,834,097
                                              ===========       ===========       ===========       ===========

Basic EPS                                     $      0.62       $      0.65       $      1.16       $      1.29
                                              ===========       ===========       ===========       ===========
Diluted EPS                                   $      0.60       $      0.64       $      1.14       $      1.27
                                              ===========       ===========       ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENT INFORMATION

Rayonier operates in two major business segments: Timber and Wood Products, and Specialty Pulp Products. The Timber and Wood Products segment includes two reportable business units: Forest Resources and Trading, and Wood Products. Chemical Cellulose, and Fluff and Specialty Paper Pulps are product lines within the Specialty Pulp Products segment.

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's reportable business units for the three months and six months ended June 30, 1999 and 1998 were as follows (thousands of dollars):

                                                   Three Months                      Six Months
                                                  Ended June 30,                    Ended June 30,
                                            --------------------------        --------------------------
                                               1999             1998             1999             1998
                                            ---------        ---------        ---------        ---------
SALES

Timber and Wood Products
   Forest Resources and Trading             $ 119,102        $  99,645        $ 219,144        $ 184,074
   Wood Products                               32,786           32,276           57,414           61,483
                                            ---------        ---------        ---------        ---------
   Total Timber and Wood Products             151,888          131,921          276,558          245,557
                                            ---------        ---------        ---------        ---------

Specialty Pulp Products
   Chemical Cellulose                          69,945           75,786          132,785          143,531
   Fluff and Specialty Paper Pulps             36,296           46,784           75,325           91,898
                                            ---------        ---------        ---------        ---------
   Total Specialty Pulp Products              106,241          122,570          208,110          235,429
                                            ---------        ---------        ---------        ---------

Intersegment Eliminations                        (106)            (480)            (249)          (1,561)
                                            ---------        ---------        ---------        ---------

   Total Sales                              $ 258,023        $ 254,011        $ 484,419        $ 479,425
                                            =========        =========        =========        =========

OPERATING INCOME

Timber and Wood Products
   Forest Resources and Trading             $  29,892        $  34,416        $  58,409        $  69,706
   Wood Products                                1,964           (3,576)           1,063           (9,230)
                                            ---------        ---------        ---------        ---------
       Total Timber and Wood Products          31,856           30,840           59,472           60,476

Specialty Pulp Products                         6,156            7,693           12,022           15,585

Corporate and Other                            (4,261)          (3,361)          (8,299)          (6,732)
                                            ---------        ---------        ---------        ---------

   Total Operating Income                   $  33,751        $  35,172        $  63,195        $  69,329
                                            =========        =========        =========        =========

RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales for the second quarter of 1999 were $258 million, $4 million higher than the second quarter of 1998, while sales for the six months ended June 30, 1999 of $484 million were $5 million higher than the prior year. Sales increases in the Timber and Wood Products segment, principally due to higher trading activity, were partially offset by reduced sales in the Specialty Pulp Products segment due to lower pulp volume and chemical cellulose prices.

Operating income for the second quarter of 1999 of $34 million was $1 million below prior year, while operating income for the six-month period ended June 30, 1999 of $63 million was $6 million below prior year. Forest Resources and Trading operating results for both periods decreased due to lower timber prices, land sales and Southeast U.S. timber volume. Specialty Pulp Products operating results for both periods declined due to decreased volume and chemical cellulose prices. However, improvements in Wood Products due to stronger lumber prices partially offset these decreases.

TIMBER AND WOOD PRODUCTS

Timber and Wood Products sales for the second quarter were $152 million, $20 million higher than prior year resulting from higher trading activity and slightly improved Wood Products sales. Sales for the six month period were $277 million, $31 million higher than the prior year, reflecting higher trading activity partially offset by lower timber and wood products sales. Operating income for the three months ended June 30, 1999 of $32 million was $1 million above prior year. Year to date operating income of $59 million declined $1 million from last year as improved Wood Products results were offset by lower income from Forest Resources and Trading.

   FOREST RESOURCES AND TRADING

   Forest Resources and Trading sales for the three month period ended June 30, 1999 were $119 million, $19 million above prior year, resulting from growth of wood products trading activities and higher Northwest U.S. timber volume. These improvements were partially offset by lower Southeast U.S. timber prices and land sales. For the six month period ending June 30, 1999 sales were $219 million, $35 million above 1998 principally due to the higher wood products trading activity and improved log trading volume in Asian and U.S. domestic markets, partially offset by lower Southeast U.S. timber volume, timber prices and land sales.

   Operating income for the second quarter was $30 million, $5 million below 1998 resulting from lower Southeast U.S. timber prices and land sales partially offset by higher Northwest U.S. timber volume. Operating income for the first half of 1999 of $58 million was $11 million below prior year due to reduced timber prices in both the Northwest and Southeast U.S. and from lower land sales. Prices declined in the Northwest U.S. due to the impact of the Asian economic crisis on export products and in the Southeast U.S. due to reduced pulpwood demand resulting from pulp and paper mill closures and downtime in the region. Timber prices were unusually high in Southeast U.S. markets during the first half of 1998 due to unusually wet weather that led to restricted supply because of difficult logging conditions.

   WOOD PRODUCTS

   Wood Products sales for the second quarter ended June 30, 1999 were $33 million, relatively unchanged from the prior year, and for the six month period were $57 million, $4 million below 1998. Higher prices and volume for Southeast U.S. lumber, driven by continued strong U.S. housing demand, and improved markets for the Company's medium-density fiberboard (MDF) plant were offset by the absence of lumber sales from the Company's Plummer, ID mill which closed in July 1998 after the facility was damaged by fire.

   Operating income of $2 million and $1 million for the second quarter and first half of 1999, respectively, were $6 million and $10 million above prior year results. The improvement resulted from higher prices and lower operating costs for both lumber and MDF.

SPECIALTY PULP PRODUCTS

Sales of Specialty Pulp Products for the second quarter of 1999 were $106 million, $16 million below prior year due to lower volume and chemical cellulose prices. For the six month period, sales were $208 million, $27 million lower than 1998. The decline was primarily due to weaker demand for both fluff and chemical cellulose pulps and lower chemical cellulose pricing.

Operating income of $6 million and $12 million for the second quarter and first half of 1999, respectively, were $2 million and $4 million below prior year. The decline resulted from lower fluff and chemical cellulose pulp volumes, lower chemical cellulose pricing and 45 days of market related shutdown costs for the Fernandina Beach, FL pulp mill, partially offset by lower wood and manufacturing costs.

CORPORATE AND OTHER

Corporate and other costs for the second quarter and six months to date of 1999 were above 1998 reflecting higher general and administrative expenses.

OTHER INCOME / EXPENSE

Interest expense of $15 million for the first six months of 1999 was $2 million below 1998 due to lower average interest rates and debt balances. Miscellaneous expense in the second quarter of 1999 included $0.5 million in costs associated with refinancing debt at lower interest rates. For the six months ended June 30, 1999 miscellaneous income was equal to last year, with the adverse impact of the debt refinancing expense offset by favorable first quarter interest income related to a contract settlement.

The effective tax rate of 33.3 percent for the first six months of 1999 compared to 30.7 percent in 1998. The 1998 rate is lower than the 1999 rate due to higher prior years' research and development tax credits, and tax benefits from foreign operations.

NET INCOME

Net income for the second quarter of 1999 was $17.1 million or $0.60 per Common Share, compared to $18.4 million, or $0.64 per Common Share in 1998. Net income for the six months ended June 30, 1999 was $32 million or $1.14 per share compared to $37 million or $1.27 per share last year.

OTHER ITEMS

The Company is optimistic about market conditions in the coming months based on a gradual improvement in Asian markets and a continued strong outlook for U.S. housing. Improvement is also expected to continue in MDF product and customer mix. Specialty Pulp earnings should strengthen due to higher fluff prices, although chemical cellulose market weakness remains. Despite normal second-half timber harvest reductions, the Company expects to largely sustain second quarter earnings levels in the third quarter.

On July 29, 1999, the Company announced that it had signed a definitive agreement to purchase approximately 980,000 acres of timberland in Florida, Georgia and Alabama from Smurfit-Stone Container Corporation for $725 million. The transaction is expected to close early in the fourth quarter of 1999. The Company indicated that it will finance the acquisition with $225 million in cash and $500 million in pre-committed long-term notes to be issued by a wholly-owned Rayonier partnership that will hold all of the Company's U.S. timberlands. The Company expects to realize approximately $20 million per year in benefits by operating the timberlands similarly to its own management program by selling timber on an arms-length basis at auction and by eliminating overlapping marketing and management costs. At existing prices, the Company believes that the acquisition properties will contribute approximately $70 million annually to EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization). Assuming an early fourth quarter closing, the after-tax earnings dilution in the fourth quarter is estimated at 18 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $101 million for the first six months of 1999 increased $39 million from 1998 as a result of decreased working capital requirements. EBITDA for the first six months of 1999 of $114 million decreased $4 million from 1998 results primarily due to lower operating income at both Forest Resources and Trading, and Specialty Pulp Products. Cash from operating activities helped to finance capital expenditures of $44 million, dividends of $17 million and the repurchase of Common Shares for $6 million and also reduce debt by $38 million. In 1999, second quarter ending debt was $452 million and the debt-to-capital-ratio was 41.0 percent compared to debt of $490 million and a debt-to-capital-ratio of 43.4 percent at December 31, 1998.

The Company repurchased 124,300 of its shares during the first six months of 1999 at an average price of $45.05 per share for a total cost of $5.6 million. Over the same period of 1998, the Company repurchased 190,294 shares, at an average cost of $45.77 per share for a total cost of $8.7 million.

The Company has unsecured credit facilities totaling $300 million, which were used as support for $125 million of outstanding commercial paper. At June 30, 1999, the Company had $175 million available under its revolving credit facilities. In addition, the Company has on file with the Securities and Exchange Commission shelf registration statements to offer $150 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

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

As of June 30, 1999, the Company has identified potential Year 2000 problems with its internal systems (hardware, software, and process control devices) and completed most of the necessary corrective actions. Minor efforts remaining for full compliance will be completed in the third quarter of 1999. Outside advisors have assisted in planning and monitoring this effort. The evaluation of external suppliers has been completed and contingency plans for critical suppliers that are not Year 2000 compliant are being developed. These contingency plans will also be completed before the end of the third quarter of 1999.

The total amount expended on the Year 2000 Project through the first half of 1999 was approximately $3 million and the Company estimates that future costs could range up to $1 million. Many of the Company's systems were upgraded or replaced in the ordinary course of business during the last five years, and costs related to those upgrades and replacements are not included in the Year 2000 Project expenses.

The Company believes that with the completion of its Year 2000 Project as scheduled, the risks will be minimized and the possibility of significant interruptions of operations reduced. However, if the Company and its third party suppliers and customers do not complete in a timely manner their assessment, remediation and testing for Year 2000 compliance, there can be no assurance that Year 2000 problems will not materially adversely affect the Company's results of operations or its relationships with its suppliers and customers. The Company has identified its hypercritical systems, the failure of which could constitute a worst case scenario, and is finalizing contingency plans to deal with any Year 2000 related failures.

SAFE HARBOR

Comments about market trends, anticipated earnings and future activities, including disclosures about the Company's Year 2000 project, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in factors referred to in such disclosures, and changes in the following additional important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: failure of one or more conditions to closing the acquisition of the Smurfit-Stone timberlands to be satisfied; failure to realize operational efficiencies; fluctuations in demand for specialty chemical cellulose and fluff pulps, export and domestic logs, and wood products; the impact of such market factors on the Company's timber sales in the U.S. and New Zealand; production costs for wood products and for specialty pulps, particularly for raw materials such as wood and chemicals; adverse weather conditions in the Company's operating areas; the possibility of forest fires; governmental policies and regulations affecting the environment, import and export controls, and taxes; and interest rate and currency movements.

ITEM 3. SELECTED OPERATING DATA

                                                                        Three Months               Six Months
                                                                       Ended June 30,            Ended June 30,
                                                                      ----------------          -----------------
                                                                      1999        1998          1999         1998
                                                                      ----        ----          ----         ----
TIMBER AND WOOD PRODUCTS

   Log trading sales volume
      North America, in millions of board feet                           45         36             75           69
      New Zealand, in thousands of cubic meters                         319        225            591          376
      Other, in thousands of cubic meters                               162         51            272           89

   Timber sales volume
      Northwest U.S., in millions of board feet                          67         57            132          124
      Southeast U.S., in thousands of short green tons                  598        621          1,131        1,230
      New Zealand, in thousands of cubic meters                         321        244            591          370

   Lumber sales volume, in millions of board feet                        68         83(a)         124          157(a)

   Medium-density fiberboard sales volume,
      in thousands of cubic meters                                       31         24             58           37

   Intercompany timber sales volume
      Northwest U.S., in millions of board feet                           8          3             18            5
      Southeast U.S., in thousands of short green tons                    4         18             11           50
      New Zealand, in thousands of cubic meters                         148         94            269          154

SPECIALTY PULP PRODUCTS

   Pulp sales volume
      Chemical cellulose, in thousands of metric tons                    81         86            155          163
      Fluff and specialty paper pulp, in thousands of metric tons        69         89            146          175

   Production as a percent of capacity                                87.0%      98.7%          94.0%        98.6%

(a) Includes sales for the three months and six months ended June 30, 1998 of 20 and 37, respectively, by the Plummer, ID lumber mill, which closed in July 1998 after fire damaged the facility.

SELECTED SUPPLEMENTAL FINANCIAL DATA (thousands of dollars, except per share data)

                                         Three Months                     Six Months
                                         Ended June 30,                  Ended June 30,
                                   ------------------------        -------------------------
                                     1999            1998            1999             1998
                                   --------        --------        --------        ---------
GEOGRAPHICAL DATA (NON-U.S.)
   Sales
     New Zealand                   $ 21,521        $ 16,545        $ 39,805        $  27,611
     Other                           11,101           4,977          21,083            8,113
                                   --------        --------        --------        ---------
      Total                        $ 32,622        $ 21,522        $ 60,888        $  35,724
                                   ========        ========        ========        =========

   Operating Income
     New Zealand                   $ (1,068)       $ (3,222)       $ (2,703)       $  (8,502)
     Other                               38            (918)           (268)          (2,167)
                                   --------        --------        --------        ---------
      Total                        $ (1,030)       $ (4,140)       $ (2,971)       $ (10,669)
                                   ========        ========        ========        =========

FOREST RESOURCES
   Sales
     Northwest U.S.                $ 23,716        $ 20,589        $ 47,582        $  47,423
     Southeast U.S.                  14,754          23,555          31,696           45,135
     New Zealand                      7,430           5,878          12,792            9,334
                                   --------        --------        --------        ---------
      Total                        $ 45,900        $ 50,022        $ 92,070        $ 101,892
                                   ========        ========        ========        =========


   Operating Income
     Northwest U.S.                $ 18,704        $ 14,493        $ 37,270        $  35,475
     Southeast U.S.                  10,532          17,965          22,995           34,342
     New Zealand                      2,467           2,446           3,465            3,101
                                   --------        --------        --------        ---------
      Total                        $ 31,703        $ 34,904        $ 63,730        $  72,918
                                   ========        ========        ========        =========


   EBITDA per Share
     Northwest U.S.                $   0.70        $   0.55        $   1.39        $    1.30
     Southeast U.S.                    0.46            0.73            0.99             1.37
     New Zealand                       0.21            0.18            0.35             0.26
                                   --------        --------        --------        ---------
      Total                        $   1.37        $   1.46        $   2.73        $    2.93
                                   ========        ========        ========        =========

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Rayonier's 10-K for 1998 reported that the U.S. Court of Appeals for the Eleventh Circuit on March 10, 1999 affirmed summary judgment in favor of Rayonier in an action brought by Powell-Duffryn Terminals. Subsequently, on March 31, 1999, Powell-Duffryn filed a motion for rehearing by the same court. This motion was denied on May 11, 1999.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 21, 1999. At that meeting, three directors were elected as follows (there were no broker non-votes with respect to the election of directors):

                                                   Votes For     Votes Withheld
                                                   ---------     --------------
Director of Class II, Term Expires in 2002:
   Paul G. Kirk, Jr                               23,112,469       111,779
   Carl S. Sloane                                 23,115,384       108,864
   Gordon I. Ulmer                                23,112,476       111,772


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   See Exhibit Index.

      (b) Rayonier Inc. filed a current report on Form 8-K on July 29, 1999, including a press release issued on that date.



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


                                           RAYONIER INC.  (Registrant)
                                           ---------------------------


                                           BY   GEORGE C. KAY
                                                --------------
                                                George C. Kay
                                                Vice President and
                                                Corporate Controller
      August 13, 1999                           (Chief Accounting Officer)

                                  EXHIBIT INDEX



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