Form 10-Q
period 1999-09-30
RAYONIER INC
filed 1999-11-15
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

YES (X) NO ( )

As of November 3, 1999, there were outstanding 27,464,308 Common Shares of the Registrant.
                                   ----------


                                  RAYONIER INC.

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
  PART I.        FINANCIAL INFORMATION

  Item l.        Financial Statements

                 Statements of Consolidated Income for the
                 Three Months and Nine Months Ended September 30, 1999 and 1998              1

                 Consolidated Balance Sheets as of September 30, 1999
                 and December 3l, 1998                                                       2

                 Statements of Consolidated Cash Flows for the
                 Nine Months Ended September 30, 1999 and 1998                               3

                 Notes to Consolidated Financial Statements                                  4

  Item 2.        Management's Discussion and Analysis
                 of Financial Condition and Results of Operations                            5-8

  Item 3.        Selected Operating Data                                                     9

                 Selected Supplemental Financial Data                                        10

  PART II.       OTHER INFORMATION

  Item 1.        Legal Proceedings                                                           11

  Item 6.        Exhibits and Reports on Form 8-K                                            11

                 Signature                                                                   11

                 Exhibit Index                                                               12

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



                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                                  Three Months                            Nine Months
                                                               Ended September 30,                    Ended September 30,
                                                         -------------------------------       -------------------------------
                                                             1999              1998                 1999              1998
                                                         -------------     -------------       -------------     -------------
      SALES                                              $  255,453        $   258,740         $   739,872       $   738,165
                                                         -------------     -------------       -------------     -------------
      Costs and expenses

           Cost of sales                                    217,950            223,663             621,829           618,143

           Selling and general expenses                       6,771              7,960              26,021            25,719

           Other operating (income) expense, net             (1,381)             1,749              (3,286)             (394)
                                                         -------------     -------------       -------------     -------------

                                                            223,340            233,372             644,564           643,468
                                                         -------------     -------------       -------------     -------------

      OPERATING INCOME                                       32,113             25,368              95,308            94,697

      Interest expense                                       (7,306)            (9,092)            (22,693)          (26,076)

      Interest and miscellaneous income (expense), net          114                 64                 595               561
                                                         -------------     -------------       -------------     -------------

      Income before income taxes                             24,921             16,340              73,210            69,182

      Provision for income taxes                             (7,787)            (3,499)            (23,869)          (19,705)
                                                         -------------     -------------       -------------     -------------


      NET INCOME                                         $   17,134            $12,841         $    49,341       $    49,477
                                                         =============     =============       =============     =============

      NET INCOME PER COMMON SHARE
               Basic EPS                                 $     0.62        $      0.46         $      1.78       $      1.75
                                                         =============     =============       =============     =============
               Diluted EPS                               $     0.61        $      0.45         $      1.75       $      1.72
                                                         =============     =============       =============     =============

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                   September 30,                    December 31,
                                                                                       1999                             1998
                                                                                 ----------------                  ---------------
CURRENT ASSETS
      Cash and short-term investments                                           $           3,666                 $          6,635
      Accounts receivable, less allowance for doubtful
           accounts of $5,066 and $4,843                                                  106,308                          118,762
      Inventories
           Finished goods                                                                  63,080                           47,109
           Work in process                                                                 14,845                           15,762
           Raw materials                                                                   12,787                           13,212
           Manufacturing and maintenance supplies                                          24,601                           22,827
                                                                                 ----------------                  ---------------
                Total inventories                                                         115,313                           98,910

      Timber purchase agreements                                                           31,135                           35,776
      Other current assets                                                                 11,256                           13,192
      Deferred income taxes                                                                 7,398                            8,559
                                                                                 ----------------                  ---------------
           Total current assets                                                           275,076                          281,834

OTHER ASSETS                                                                               57,858                           65,988

TIMBER PURCHASE AGREEMENTS                                                                 18,974                           20,922

TIMBER, TIMBERLANDS AND LOGGING ROADS,
      NET OF DEPLETION AND AMORTIZATION                                                   543,431                          544,190

PROPERTY, PLANT AND EQUIPMENT
      Land, buildings, machinery and equipment                                          1,340,527                        1,304,188
      Less - accumulated depreciation                                                     664,915                          616,266
                                                                                 ----------------                  ---------------
                                                                                          675,612                          687,922
                                                                                 ----------------                  ---------------

                                                                                $       1,570,951                 $      1,600,856
                                                                                 ================                  ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                          $          68,014                 $         65,844
      Bank loans and current maturities                                                     6,504                            4,094
      Accrued taxes                                                                        14,722                            8,728
      Accrued payroll and benefits                                                         23,058                           21,460
      Accrued interest                                                                     11,001                            6,182
      Other current accrued liabilities                                                    40,348                           44,279
      Current reserves for dispositions and discontinued operations                        18,483                           22,167
                                                                                 ----------------                  ---------------
           Total current liabilities                                                      182,130                          172,754

DEFERRED INCOME TAXES                                                                     126,006                          115,405

LONG-TERM DEBT                                                                            432,544                          485,850

NON-CURRENT RESERVES FOR DISPOSITIONS
      AND DISCONTINUED OPERATIONS                                                         151,987                          159,198

OTHER NON-CURRENT LIABILITIES                                                              28,279                           28,690

SHAREHOLDERS' EQUITY
      Common Shares, 60,000,000 shares authorized,
           27,558,308 and 27,767,309 shares issued and outstanding                         67,118                           79,561
      Retained earnings                                                                   582,887                          559,398
                                                                                 ----------------                  ---------------
                                                                                          650,005                          638,959
                                                                                 ----------------                  ---------------

                                                                                $       1,570,951                 $      1,600,856
                                                                                 ================                  ===============

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                                             Nine Months
                                                                                         Ended September 30,
                                                                                         -------------------
                                                                               1999                             1998
                                                                         ----------------                  ----------------

OPERATING ACTIVITIES

Net income                                                                 $       49,341                     $     49,477
Non-cash items included in income
      Depreciation, depletion and amortization                                     77,313                           74,601
      Deferred income taxes                                                         7,772                            7,427
Decrease in other non-current liabilities                                            (411)                          (1,226)
Change in accounts receivable, inventories
      and accounts payable                                                         (1,779)                          (3,242)
Decrease (increase) in current timber purchase agreements                           4,641                           (5,706)
Decrease in other current assets                                                    1,936                              213
Change in accrued liabilities                                                       8,480                          (17,938)
                                                                                ---------                        ---------
      CASH FROM OPERATING ACTIVITIES                                              147,293                          103,606
                                                                                ---------                        ---------

INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
      of $442 and $4,714                                                          (64,244)                         (64,836)
Acquisition of Rayonier Timberlands, L.P. Class A Units                             -                              (48,821)
Expenditures for dispositions and discontinued operations,
      net of tax benefits of $3,990 and $4,234                                     (6,905)                          (7,308)
Change in timber purchase agreements and other assets                              10,078                           (4,118)
                                                                                ---------                        ---------
      CASH USED FOR INVESTING ACTIVITIES                                          (61,071)                        (125,083)
                                                                                ---------                        ---------


FINANCING ACTIVITIES

Issuance of debt                                                                  116,879                          204,877
Repayments of debt                                                               (167,775)                        (122,480)
Dividends paid                                                                    (25,852)                         (26,193)
Repurchase of Common Shares                                                       (16,438)                         (21,890)
Issuance of Common Shares                                                           3,995                            2,252
Buyout of minority interest                                                           -                            (16,959)
                                                                                ---------                        ---------
      CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                            (89,191)                          19,607
                                                                                ---------                        ---------


CASH AND SHORT-TERM INVESTMENTS

Decrease in cash and short-term investments                                        (2,969)                          (1,870)
Balance, beginning of period                                                        6,635                           10,661
                                                                                ---------                        ---------
Balance, end of period                                                          $   3,666                     $      8,791
                                                                                =========                        =========

Supplemental disclosures of cash flow information
Cash paid during the period for:
      Interest                                                                  $  18,188                      $    21,519
                                                                                =========                       ==========
      Income taxes                                                              $  12,094                      $    12,547
                                                                                =========                       ==========

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



1.    EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted EPS in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for the three months and nine months ended September 30, 1999 and 1998.


                                                            Three Months                                   Nine Months
                                                         Ended September 30,                           Ended September 30,
                                                         -------------------                           -------------------

                                                      1999                   1998                  1999                   1998
                                                      ----                   ----                  ----                   ----

Net Income                                      $   17,134             $   12,841            $   49,341             $   49,477
                                                 =========              =========             =========              =========

Shares used for determining basic EPS           27,698,598             28,079,736            27,763,251             28,219,896
Dilutive effect of:
     Stock options                                 270,402                241,123               269,705                283,410
     Contingent shares                             240,000                231,084               240,000                231,084
                                                   -------                -------               -------                -------

Shares used for determining diluted EPS         28,209,000             28,551,943            28,272,956             28,734,390
                                                ==========             ==========            ==========             ==========

Basic EPS                                   $         0.62         $         0.46         $        1.78          $        1.75
                                            ==============         ==============         =============          =============
Diluted EPS                                 $         0.61         $         0.45         $        1.75          $        1.72
                                            ==============         ==============         =============          =============

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

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's reportable business units for the three months and nine months ended September 30, 1999 and 1998 were as follows (thousands of dollars):


                                                                   Three Months                            Nine Months
                                                                Ended September 30,                    Ended September 30,
                                                                -------------------                    -------------------

                                                              1999              1998                 1999              1998
                                                          -------------     -------------       -------------     ------------
SALES
Timber and Wood Products
   Forest Resources and Trading                          $      111,255    $      105,828(a)   $      330,399    $      289,902(a)
   Wood Products                                                 31,995            32,079              89,409            93,562
                                                          -------------     -------------       -------------     -------------
      Total Timber and Wood Products                            143,250           137,907             419,808           383,464
                                                          -------------     -------------       -------------     -------------
Specialty Pulp Products
   Chemical Cellulose                                            67,072            74,848             199,857           218,379
   Fluff and Specialty Paper Pulps                               45,442            46,293             120,767           138,191
                                                          -------------     -------------       -------------     -------------

      Total Specialty Pulp Products                             112,514           121,141             320,624           356,570
                                                          -------------     -------------       -------------     -------------

Intersegment Eliminations                                          (311)             (308)               (560)           (1,869)
                                                          -------------     -------------       -------------     -------------

      TOTAL SALES                                        $      255,453    $      258,740      $      739,872    $      738,165
                                                          =============     =============       =============     =============

OPERATING INCOME
Timber and Wood Products
   Forest Resources and Trading                          $       20,517    $       17,411(b)   $       78,926           $87,117(b)
   Wood Products                                                  1,745            (2,163)              2,808           (11,393)
                                                          -------------     -------------       -------------     -------------
       Total Timber and Wood Products                            22,262            15,248              81,734            75,724

Specialty Pulp Products                                          10,394            12,585              22,416            28,170

Corporate and Other                                                (543)           (2,465)             (8,842)           (9,197)
                                                          -------------     -------------       -------------     -------------

      TOTAL OPERATING INCOME                             $       32,113    $       25,368      $       95,308    $       94,697
                                                          =============     =============       =============     =============


(a)   Includes salvage timber sales of $1.7 million.
(b) Operating income was reduced by $6.7 million resulting from Southeast U.S. forest fires during the third quarter of 1998, including $4.0 million on lower pricing for salvage timber and $2.7 million on the write-off of destroyed timber assets and other fire related expenses.

RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales for the third quarter of 1999 were $255 million, $3 million lower than the third quarter of 1998, while sales for the nine months ended September 30, 1999 of $740 million were $2 million higher than the prior year. Third quarter sales decreased in the Specialty Pulp Products segment, as a result of reduced chemical cellulose prices and lower pulp volume, and were partly offset by improved sales in Timber and Wood Products due to higher Southeast U.S. timber volume and prices. Year-to-date September sales increased due to higher Forest Resources and Trading activity, partially offset by weaker U.S. timber prices and reduced sales in the Specialty Pulp Products segment due to lower chemical cellulose prices and pulp volume.

Operating income for the third quarter of 1999 of $32 million was $7 million above prior year while operating income for the nine-month period ended September 30, 1999 of $95 million was $1 million above prior year. Wood Products improved over prior year, as a result of a strong domestic lumber market and higher medium-density fiberboard (MDF) margins. This was partially offset by the decline in Specialty Pulp Products, due to reduced chemical cellulose prices and lower pulp volume, weaker Forest Resources and Trading results, due to lower U.S. timber prices, and the negative impact from weather-related disruptions caused by Hurricane Floyd of $1 million.

The 1998 results for Forest Resources and Trading include the negative impact of last summer's Southeast U.S. forest fires which reduced sales and operating income by $4.0 million and $6.7 million, respectively.

TIMBER AND WOOD PRODUCTS

Timber and Wood Products' sales for the third quarter were $143 million, $5 million higher than prior year due to higher timber sales volumes and log trading activity. Sales for the nine-month period were $420 million, $36 million higher than the prior year, resulting from higher trading activity partially offset by lower timber prices and Wood Products sales. Operating income for the third quarter of $22 million was $7 million above prior year due to stronger Southeast U.S. timber sales volumes and prices, higher U.S. lumber prices and improved margins for MDF. Year-to-date operating income of $82 million increased $6 million from last year due to higher Wood Products results partially offset by lower income from Forest Resources and Trading.

      FOREST RESOURCES AND TRADING

      Forest Resources and Trading sales for the third quarter were $111 million, $5 million above prior year resulting from growth of wood products trading activities and higher U.S. timber volume. For the nine month period ending September 30, 1999 sales were $330 million, $40 million above 1998 principally due to the higher wood products trading activity and improved log trading volume in Asian and U.S. domestic markets, partially offset by lower U.S. timber prices and Southeast U.S. land sales.

      Operating income for the third quarter was $21 million, $3 million above 1998, resulting from higher Southeast U.S. sales volume. Third quarter 1998 operating income included the $6.7 million adverse impact associated with the Southeast U.S. forest fires. Operating income for the nine-month period of 1999 of $79 million was $8 million below prior year due to reduced timber prices partially offsetting an increase in Northwest U.S. sales volume. Timber prices were unusually high in Southeast U.S. markets during the first half of 1998 due to unusually wet weather that led to restricted supply because of difficult logging conditions. In 1999, prices declined in the Northwest U.S. due to the impact of the Asian economic crisis on export products and in the Southeast U.S. due to reduced pulpwood demand resulting from pulp and paper mill closures and downtime in the region.

      WOOD PRODUCTS

      Wood Products sales for the third quarter were $32 million, relatively unchanged from the prior year, and for the nine month period were $89 million, $4 million below 1998. The decrease was due to reduced lumber volume resulting from the absence of sales from the Company's Plummer, ID mill. This lumber mill was closed in July 1998, after the facility was damaged by fire, and subsequently sold in September 1999. This sales decline was partly offset by a strong Southeast U.S. lumber market and improved volume and sales prices for the Company's MDF plant.

      Operating income for the third quarter was $2 million, $4 million higher than prior year. Operating income for the nine months was $3 million, $14 million above prior year. The improvement resulted from higher prices for both lumber and MDF and lower operating costs for MDF. During the third quarter of 1999, the MDF margin contribution increased $2 million over the prior year.

SPECIALTY PULP PRODUCTS

Sales of Specialty Pulp Products for the third quarter were $113 million, $9 million below prior year due to reduced volume and lower chemical cellulose prices. For the nine-month period sales were $321 million, $36 million lower than 1998. The decline was primarily due to weaker demand for both fluff and chemical cellulose pulps and lower chemical cellulose pricing.

Operating income of $10 million and $22 million for the third quarter and the nine-month period of 1999, respectively, were $2 million and $6 million below prior year. The decline resulted from lower fluff and chemical cellulose pulp volumes, lower chemical cellulose pricing and market related shutdown costs for the Fernandina Beach, FL pulp mill, partially offset by lower wood, chemical and maintenance costs.

CORPORATE AND OTHER

Corporate and other costs for the third quarter were below 1998 levels reflecting lower management incentive compensation expense related to share performance plans. On a year-to-date basis, Corporate and other costs were comparable to the prior year.

OTHER INCOME / EXPENSE

Interest expense of $23 million for the nine-month period of 1999 was $3 million below 1998 due to lower average interest rates and debt balances.

The effective tax rate of 32.6 percent for the nine-month period of 1999 compared to 28.5 percent in 1998. The lower 1998 rate reflects increased tax benefits from foreign operations and higher prior years' research and development tax credits.

NET INCOME

Net income for the third quarter of 1999 was $17.1 million or $0.61 per Common Share, compared to $12.8 million or $0.45 per Common Share in 1998. Net income for the nine months ended September 30, 1999 was $49.3 million or $1.75 per share compared to $49.5 million or $1.72 per share last year.

Third quarter 1999 earnings reflect a two cent per share negative impact from weather related disruptions caused by Hurricane Floyd. Third quarter 1998 earnings were reduced by approximately 15 cents per share due to the forest fires in the Southeast U.S. in early July. The impact of the forest fires included a charge of 5 cents per share to reflect the loss of pre-merchantable timber and a reduction in earnings of 10 cents per share from the sale of fire-damaged timber.

OTHER ITEMS

In its third quarter earnings release on October 18, the Company indicated that it is optimistic about market conditions in the coming months as the improving Asian markets are benefiting most aspects of its business, both in the U.S. and New Zealand. Specialty Pulp results are expected to improve as fluff and specialty paper demand and pricing continue to strengthen and because of the Company's continuous focus on cost reduction. However, the Company expects to take some downtime at its Fernandina Beach, FL pulp mill due to softness in chemical cellulose markets, which typically lag the recovery in fluff and paper. In the fourth quarter, strengthening U.S. timber and log sales may be offset somewhat by lower lumber prices.

On October 29th, the Company completed the previously announced sale of a non-strategic marine terminal and related assets for $9.5 million, resulting in a one-time after tax gain of $5.8 million, or 20 cents per share. This gain will be essentially offset by a fourth quarter non-cash charge for an unrelated contract dispute of $2.9 million, or 10 cents per share, and $2.4 million, or 8 cents per share, related to expenses of the previously announced corporate headquarters relocation to Jacksonville, FL.

In an October 25 press release, the Company announced the completion of the 969,000-acre timberland asset purchase from Smurfit-Stone Container Corporation for $710 million. The Company expects EBITDA and free cash flow per share from the acquisition to be accretive to the Company's results in the year 2000, on a pro forma basis, by approximately $2.65 per share and 37 cents per share, respectively. Quarterly earnings will be reduced next year by approximately 18 cents per share due to higher interest expense and timber depletion costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities of $147 million for the nine-month period of 1999 increased $44 million from 1998 principally as a result of decreased working capital requirements. EBITDA for the nine-month period of 1999 of $173 million increased $3 million from 1998 results primarily due to higher cash operating income. Cash from operating activities helped to finance capital expenditures of $65 million, dividends of $26 million and the repurchase of Common Shares for $16 million and also reduce debt by $51 million. In 1999, third quarter ending debt was $439 million and the debt-to-capital-ratio was
40.3 percent compared to debt of $490 million and a debt-to-capital ratio of
43.4 percent at December 31, 1998.

The Company repurchased 373,300 of its shares during the nine-month period of 1999 at an average cost of $44.03 for a total cost of $16 million. Over the same period of 1998, the Company repurchased 516,079 shares, at an average cost of $42.42 per share for a total cost of $22 million.

The Company has unsecured credit facilities totaling $300 million, which were used as support for $95 million of outstanding commercial paper. At September 30, 1999, the Company had $205 million available under its revolving credit facilities. In addition, the Company has on file with the Securities and Exchange Commission shelf registration statements to offer $150 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

YEAR 2000 COMPLIANCE

Rayonier began its company-wide Year 2000 Project in 1996. The Project was designed to identify Year 2000 problems and take corrective action covering business and process control systems, networking communications, personal computer applications, embedded microprocessors and third party supplier and customer risks. As of the end of the third quarter of 1999, all internal systems are compliant. All third party supplier and customer risks have been evaluated and contingency plans have been developed as needed. We will continue to monitor supplier Y2K status through the turn of the century. The Company has engaged outside consultants to advise on, assist in and monitor compliance. The project team reports directly to the Company's senior executive officers and regularly provides program updates to the Audit Committee of the Board of Directors.

The total amount expended on the Year 2000 Project through the third quarter of 1999 was approximately $3.5 million. Many of the Company's systems were upgraded or replaced in the ordinary course of business during the last five years, and costs related to those upgrades and replacements are not included in the Year 2000 Project expenses.

The Company believes that the risks have been minimized and the possibility of significant interruptions of operations reduced. However, if the Company and its third party suppliers and customers do not complete in a timely manner, their assessment, remediation and testing for Year 2000 compliance, there can be no assurance that Year 2000 problems will not materially adversely affect the Company's results of operations or its relationships with its suppliers and customers. The Company has prepared contingency plans for critical systems to deal with any areas where risks of non-compliance are significant. The Company has identified its hypercritical systems, the failure of which could constitute a worst case scenario, and has finalized contingency plans to deal with any Year 2000 related failures.

SAFE HARBOR

Comments about market trends, anticipated earnings and future activities, including disclosures about the Company's Year 2000 project, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in factors referred to in such disclosures, and changes in the following additional important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: failure of the Asian markets to recover as expected; fluctuations in demand for specialty chemical cellulose and fluff pulps, export and domestic logs, and wood products; the impact of such market factors on the Company's timber sales in the U.S. and New Zealand; production costs for wood products and for specialty pulps, particularly for raw materials such as wood and chemicals; failure to realize operation efficiencies; actual costs of relocation varying significantly from cost estimates; adverse weather conditions in the Company's operating areas; the possibility of forest fires; governmental policies and regulations affecting the environment, import and export controls, and taxes; and stock market, interest rate and currency movements.

ITEM 3.  SELECTED OPERATING DATA


                                                                             Three Months                      Nine Months
                                                                          Ended September 30,              Ended September 30,
                                                                          -------------------              -------------------

                                                                         1999            1998               1999          1998
                                                                         ----            ----               ----          ----
TIMBER AND WOOD PRODUCTS

      Log trading sales volume
           North America, in millions of board feet                         57             61               132             130
           New Zealand, in thousands of cubic meters                       306            174               897             550
           Other, in thousands of cubic meters                             157             47               429             136

      Timber sales volume
           Northwest U.S., in millions of board feet                        33             30               165             154
           Southeast U.S., in thousands of short green tons                664            558(a)          1,795           1,788
           New Zealand, in thousands of cubic meters                       324            280               915             650

      Lumber sales volume, in millions of board feet                        65             84 (b)           189             241(b)

      Medium-density fiberboard sales volume,
           in thousands of cubic meters                                     33             24                91              61

      Intercompany timber sales volume
           Northwest U.S., in millions of board feet                         3              3                21               8
           Southeast U.S., in thousands of short green tons                 15             12                26              62
           New Zealand, in thousands of cubic meters                       159            103               428             257

SPECIALTY PULP PRODUCTS

      Pulp sales volume
           Chemical cellulose, in thousands of metric tons                  80             82               235             245
           Fluff and specialty paper pulp, in thousands of metric tons      85             87               231             262

      Production as a percent of capacity                                95.4%          98.6%             94.7%           98.6%


(a) Includes salvage timber sales of 177 resulting from the Southeast U.S. forest fires.

(b) Includes sales for the three months and for the nine months ended September 30, 1998 of 11 and 48, respectively, by the Plummer, ID lumber mill. This mill was closed in July 1998 after fire damaged the facility, and subsequently sold in September 1999.

SELECTED SUPPLEMENTAL FINANCIAL DATA (thousands of dollars, except per share data)

                                                                     Three Months                        Nine Months
                                                                   Ended September 30,               Ended September 30,
                                                                   -------------------               -------------------

                                                                1999               1998              1999            1998
                                                                ----               ----              ----            ----
GEOGRAPHICAL DATA (NON-U.S.)
      Sales
        New Zealand                                         $   20,678       $   15,349        $   60,483    $     42,960
        Other                                                    9,662            2,981            30,745          11,094
                                                             ---------        ---------         ---------     -----------
           Total                                            $   30,340       $   18,330        $   91,228    $     54,054
                                                             =========        =========         =========     ===========

      Operating Income
        New Zealand                                         $   (2,462)      $   (3,361)       $   (5,165)   $    (11,863)
        Other                                                     (352)            (363)             (620)         (2,530)
                                                             ----------       ---------         ---------     -----------
           Total                                            $   (2,814)      $   (3,724)       $   (5,785)   $    (14,393)
                                                             =========        =========         =========     ===========

FOREST RESOURCES
      Sales
        Northwest U.S.                                      $   11,488       $   11,609        $   59,070    $     59,032
        Southeast U.S.                                          19,701           15,139(a)         51,397          60,274(a)
        New Zealand                                              6,035            7,058            18,827          16,392
                                                             ---------        ---------         ---------     -----------
           Total                                            $   37,224       $   33,806        $  129,294    $    135,698
                                                             =========        =========         =========     ===========

      Operating Income
        Northwest U.S.                                      $    6,576       $    7,486        $   43,846    $     42,961
        Southeast U.S.                                          14,597            7,218(b)         37,592          41,560(b)
        New Zealand                                              1,277            1,616             4,742           4,717
                                                             ---------        ---------         ---------     -----------
           Total                                            $   22,450       $   16,320        $   86,180    $     89,238
                                                             =========        =========         =========     ===========

      EBITDA per Share
        Northwest U.S.                                      $     0.26       $     0.30        $     1.65     $      1.60
        Southeast U.S.                                            0.62             0.37              1.61            1.74
        New Zealand                                               0.16             0.15              0.51            0.41
                                                                  ----             ----              ----            ----
           Total                                            $     1.04       $     0.82        $     3.77     $      3.75
                                                                  ====             ====              ====            ====

(a)  Includes salvage timber sales of $1.7 million.

(b) Operating income was reduced by $6.7 million resulting from the Southeast U.S. forest fires during the third quarter of 1998, including $4.0 million on lower pricing for salvage timber and $2.7 million on the write-off of destroyed timber assets and other fire related expenses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index.

(b) Rayonier Inc. filed current reports on Form 8-K dated July 29, 1999 and August 23, 1999 including press releases issued on each of those dates. Rayonier Inc. also filed a Form 8-K on November 9, 1999 and a Form 8-K/A, Amendment No. 1 on November 12, 1999.




                                    SIGNATURE

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAYONIER INC.  (Registrant)
                                         ---------------------------

                                         BY    GEORGE C. KAY
                                               -------------------------
                                               George C. Kay
                                               Vice President and
                                               Corporate Controller
November 15, 1999                             (Chief Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

 EXHIBIT NO.                                   DESCRIPTION                                                LOCATION
 -----------                                   -----------                                                --------

     2                        Plan of acquisition, reorganization,
                              arrangement, liquidation or succession                                        None

     3.1                      Amended and restated articles of incorporation                                No amendments

     3.2                      By-laws                                                                       No amendments

     4.1                      Credit Agreement dated as of October 25, 1999                                 Filed herewith
                              between Rayonier Timberlands Operating Company,
                              L.P. and Credit Suisse First Boston , Morgan Stanley
                              Senior Funding, Inc. and Citibank, N.A.,.


     4.2                      Note Purchase Agreement dated as of October 25, 1999                          Filed herewith
                              between Rayonier Timberlands Operating Company , L.P.
                              and Timber Capital Holdings LLC.

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

     12                       Statement re computation of ratios                                            Filed herewith

     15                       Letter re unaudited interim financial information                             None

     18                       Letter re change in accounting principles                                     None

     19                       Report furnished to security holders                                          None

     22                       Published report regarding matters
                              submitted to vote of security holders                                         None

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