Form 10-K405
period 1999-12-31
RAYONIER INC
filed 2000-03-27
CIK 52827

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)

    (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the year ended December 31, 1999

                                      OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to


                        COMMISSION FILE NUMBER 1-6780

                                RAYONIER INC.

                 Incorporated in the State of North Carolina

                I.R.S. Employer Identification No. 13-2607329

                50 NORTH LAURA STREET, JACKSONVILLE, FL 32202

                         (Principal Executive Office)

                       Telephone Number: (904) 357-9100

         Securities registered pursuant to Section 12(b) of the Act, all of which are registered on the New York Stock Exchange:

                                Common Shares
                       7.5% Notes, due October 15, 2002
                      Medium-Term Notes, due 2000 - 2004

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.                                YES (x)    NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant on March 3, 2000, was approximately $1,104,000,000.

As of March 3, 2000, there were outstanding 27,362,863 Common Shares of the Registrant.

The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 18, 2000, is incorporated by reference in
Part III of the Form 10-K.

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


         *  Included pursuant to Instruction 3 to Item 401 (b) of Regulation
            S-K

                        INDEX TO FINANCIAL STATEMENTS



         Report of Management                                       F-1

         Report of Independent Public Accountants                   F-1

         Statements of Consolidated Income for the
            Three Years Ended December 31, 1999                     F-2

         Consolidated Balance Sheets as of
            December 31, 1999 and 1998                              F-3 to F-4

         Statements of Consolidated Cash Flows for the
            Three Years Ended December 31, 1999                     F-5

         Notes to Consolidated Financial Statements                 F-6 to F-19




                    INDEX TO FINANCIAL STATEMENT SCHEDULES



         Financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.



         Signatures                                                 A

         Exhibit Index                                              B to F

                                    PART I

ITEM 1.  BUSINESS

GENERAL

Rayonier Inc. (Rayonier or the Company), including its subsidiaries, is a leading international forest products company primarily engaged in the trading, merchandising and manufacturing of logs, timber and wood products, and in the production and sale of high-value-added specialty pulps. Rayonier owns, leases, manages or controls approximately 2.4 million acres of forestland located primarily in the United States and New Zealand. In addition, the Company operates two pulp mills and two lumber manufacturing facilities in the United States and a medium-density fiberboard plant in New Zealand.

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

Rayonier is a North Carolina corporation with its executive offices at 50 North Laura Street, Jacksonville, FL, 32202. Its telephone number is (904) 357-9100.

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

SALES

Rayonier's sales for the last three years were as follows in millions:

                                                                          Sales Revenue
                                             --------------------------------------------------------------------
                                               1999          %          1998          %         1997           %
                                             -------        ---       -------        ---       -------        ---
Timber and Wood Products:
   Forest Resources and Trading              $   457         44       $   402         40       $   420         38
   Wood Products                                 120         12           121         12           133         12
                                             -------        ---       -------        ---       -------        ---
                                                 577         56           523         52           553         50
Specialty Pulp Products:
   Chemical Cellulose                            285         27           309         30           338         31
   Fluff and Specialty Paper Pulps               175         17           179         18           182         16
                                             -------        ---       -------        ---       -------        ---
                                                 460         44           488         48           520         47

Dispositions                                      --         --            --         --            34          3
Intersegment eliminations                         (1)        --            (2)        --            (3)        --
                                             -------        ---       -------        ---       -------        ---
      Total                                  $ 1,036        100       $ 1,009        100       $ 1,104        100
                                             =======        ===       =======        ===       =======        ===

Rayonier has customers in 60 countries and 45 percent of the Company's 1999 sales of $1,036 million were made to customers outside of the United States. For further information on sales, operating income and identifiable assets by segment, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the Notes to Consolidated Financial Statements - Segment and Geographical Information.

TIMBER AND WOOD PRODUCTS

FOREST RESOURCES AND TRADING

The Company manages forestlands, sells standing timber to third parties, purchases and harvests timber on forestlands owned by it and by third parties, sells logs, and purchases lumber and wood panel products for resale.

Rayonier managed approximately 2.4 million acres of forestlands as of December 31, 1999 as follows (in thousands):

                                                        Fee       Long-Term
      Region                  Total Acres    %      Owned Acres   Leased Acres
      ------                  -----------   ---     -----------   ------------
      Southeast U.S.             1,822       75        1,561         261
      Northwest U.S.               379       16          379           -
      New Zealand                  221        9            6         215
                                 -----      ---        -----         ---
      Total                      2,422      100        1,946         476
                                 =====      ===        =====         ===

Southeastern U.S. forestlands are located primarily in Georgia, Florida and Alabama. Their proximity to pulp, paper and lumber mills results in significant competition for the purchase of Rayonier's timber. Approximately 51 percent of the timber harvest represents high-value timber sold primarily to plywood and lumber mills, while the remaining 49 percent is pulpwood, which is destined for pulp and paper mills. Through advanced silvicultural practices, the Company has been able to increase the amount of timber volume per acre available for harvest from its Southeastern forestlands by approximately 2 percent to 3 percent per year and expects this trend to continue. The predominant species on the Southeastern forestlands include loblolly and slash pine for softwood timber stands, and red oak, sweet gum, black gum, red maple, cyprus and green ash for hardwood timber stands.

Northwestern U.S. forestlands are located primarily on the Olympic Peninsula in Washington state, are all owned in fee and consist almost entirely of second-growth trees. These forestlands include primarily softwood stands, of which approximately 68 percent is hemlock and 32 percent is Douglas fir, Western red cedar and spruce. Hardwood timber stands consist principally of alder and maple.

New Zealand forest assets consist primarily of Crown Forest Licenses providing the right to utilize approximately 215,000 acres of New Zealand plantation forests for a minimum period of 35 years. Approximately 88 percent of these forestlands consist of radiata pine, well suited for high-quality lumber and panel products. The remaining 12 percent is Douglas fir and other species. Rayonier grows New Zealand timber for both domestic New Zealand uses and for export primarily to the Pacific Rim markets. In addition, New Zealand manages forestlands for others, principally joint ventures in which Rayonier holds a minority interest.

Rayonier manages forestlands, endeavoring to scientifically develop forests to their economic peak for specific markets. The average rotation age for timber from the Southeastern U.S. (primarily Southern pine) is 25 years for timber sold to sawmills and 20 years for pulpwood destined for pulp and paper mills. The average rotation age for timber destined for domestic and export markets from the Northwestern U.S. (primarily hemlock and Douglas fir) is 45 to 50 years. The average rotation age for timber grown in New Zealand (primarily radiata pine) is 25 to 28 years.

In the United States, Rayonier manages its forestlands and sells standing timber directly through Rayonier Timberlands Operating Company, L.P. (RTOC), a limited partnership previously owned by Rayonier Timberlands, L.P. (RTLP), also a limited partnership, that was publicly traded on the New York Stock Exchange. Until January 1998, Rayonier owned 74.7 percent of the Class A Limited Partnership Units of RTLP. Effective January 1998, Rayonier acquired the publicly held units of RTLP in accordance with the terms of the RTLP Partnership Agreement.

On October 25, 1999, Rayonier acquired approximately 968,000 owned and leased acres of forestland in Georgia, Florida and Alabama from Jefferson Smurfit Corporation (U.S.) ("JSC") in a business combination accounted for by the purchase method of accounting. In addition, the Company and JSC entered into a Timber Cutting Agreement whereby the Company has agreed to sell 1.4 million tons of timber to JSC at prevailing market prices for each of the years 2000 and 2001. The acquisition cost of $716.4 million, allocated to forestlands and land held for resale, was financed by $485 million in notes issued to JSC and $232 million in cash borrowed under a bank credit facility. JSC used these forestlands primarily to provide pulpwood fiber to its paperboard mills. The Company plans to manage the forestlands and sell standing timber on an open-market basis through RTOC, a wholly owned limited partnership.

Rayonier is organized to regularly sell timber through a public auction process, predominantly to third parties. By requiring the Company's other operating units to competitively bid for their timber and wood requirements, the Company believes it can maximize the true economic return on its investments. In 1999, approximately 87 percent of the Company's standing timber sales were made to third parties.

The Company manages its forestlands on a sustainable yield basis in conformity with best forest industry practices. A key to success is the extensive application of Rayonier's silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species, fertilization and careful timing of the harvest, all designed to maximize value, while responding to environmental needs. The following table sets forth forestland acres as of December 31, 1999 by region and by timber classification in thousands:

                               Softwood     Hardwood
      Region                  Plantation      Lands     Non-Forest    Total
      ------                  ----------    --------    ----------    -----
      Southeast U.S.             1,082         565          175       1,822
      Northwest U.S.               314          17           48         379
      New Zealand (1)              216           5            -         221
                                 -----         ---          ---       -----
      Total                      1,612         587          223       2,422
                                 =====        ====          ===       =====

(1) Excludes 43 thousand acres managed by Rayonier under joint ventures and approximately 66 thousand acres of native bush estates that is not harvestable.

Merchantable timber inventory is an estimate of the amount of standing timber at the earliest age that it could be harvested under varying economic conditions. Estimates are based on a continuing inventory system, which involves periodic statistical sampling of the forestlands, with adjustments made on the basis of growth estimates, harvest information and market conditions. The following table sets forth the estimated volumes of merchantable timber by location and type, as of December 31, 1999.

                                                                                          Equivalent total,
                                                                                            in thousands
      Region                                          Softwood     Hardwood      Total     of cubic meters         %
      ------                                          --------     --------      -----    -----------------       ---
Southeast U.S., in thousands of short green tons       24,587       21,851       46,438       31,773               53

Northwest U.S., in millions of board feet               1,931          226        2,157       13,042               22

New Zealand, in thousands of cubic meters              14,782          194       14,976       14,976               25
                                                                                              ------              ---
                                                                                              59,791              100
                                                                                              ======              ===

Rayonier is also a leading exporter and trader of softwood logs, lumber and wood panel products. Rayonier purchases and harvests timber and purchases lumber and wood panel products for sale in domestic and export markets. Timber is purchased from both internal and external sources. In 1999, approximately 47 percent of New Zealand log trading sales volume was sourced from Company forestlands. In North America, approximately 1 percent of log trading sales volume was sourced directly from Rayonier's forestlands; however, logs were also purchased from independent local dealers who had, in some cases, purchased cutting rights to Company forestlands. Approximately 95 percent of log, lumber and wood panel product sales are made directly by Rayonier sales personnel. In certain of the Company's export locations, sales are made through independent sales agents.

WOOD PRODUCTS

The Company manufactures wood products at two lumber mills in the Southeast U.S. and a medium-density fiberboard facility in New Zealand.

Rayonier's lumber mills located at Baxley and Swainsboro, GA, convert Southern pine timber into dimension and specialty lumber products for residential construction and industrial uses. The two mills have a combined annual capacity of approximately 265 million board feet of lumber, while also producing approximately 538,000 tons of wood chips for pulping. The mills sell their lumber output primarily in Southeastern United States and Caribbean markets. Lumber is sold primarily by Rayonier sales personnel, although sales to certain export locations are made through independent sales agents. Substantially all of the wood chip production is sold (at market prices) to Rayonier's Jesup, GA, pulp facility accounting for approximately 19 percent of Jesup's 1999 total wood consumption. In July 1998, fire damaged another lumber manufacturing facility, with annual capacity of 85 million board feet, at Plummer, ID. Rayonier permanently closed the Plummer mill in 1998 and sold the remaining assets in September 1999.

During 1997, the Company completed construction and, in the fourth quarter, began operations at a medium-density fiberboard (MDF) facility in New Zealand with an annual capacity of 140,000 cubic meters and utilities infrastructure capacity for an additional 140,000 cubic meters. The Company's MDF is marketed by Rayonier personnel, independent sales agents and a domestic distributor.

SPECIALTY PULP PRODUCTS

Rayonier is a leading specialty pulp manufacturer. The Company owns and operates pulp mills at Jesup, GA, and Fernandina Beach, FL, with a combined annual capacity of approximately 700,000 metric tons. These facilities are able to manufacture more than 25 different grades of pulp to meet customers' needs. The Jesup facility can produce approximately 550,000 metric tons of wood pulp, or 79 percent of Rayonier's total capacity. The Fernandina Beach facility can produce approximately 150,000 metric tons of wood pulp, or 21 percent of Rayonier's total capacity.

Rayonier concentrates on the production of specialty pulps to customers' specifications, sold to industrial companies producing a wide variety of products. Over half of Rayonier's pulp sales are to export customers, primarily in Asia, Europe and Latin America. Over 90 percent of specialty pulp sales are made directly by Rayonier sales personnel. In certain of the Company's export locations, sales are made through independent sales agents.

      CHEMICAL CELLULOSE

Rayonier is one of the world's leading producers of chemical cellulose, also called dissolving pulp, which is a highly purified form of pulp. Chemical cellulose is used in a wide variety of products such as textile fibers, rigid packaging, photographic film, impact-resistant plastics, high-tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, cigarette filters, lacquers, paints, printing inks and explosives. Within the chemical cellulose industry, Rayonier concentrates on producing the most highly valued, technologically demanding forms of chemical cellulose, such as cellulose acetate and high-purity cellulose ethers, and it is a leading supplier of these products.

      FLUFF AND SPECIALTY PAPER PULPS

Rayonier is a supplier of fluff pulp, used as an absorbent medium in products such as disposable baby diapers, personal sanitary napkins, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

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

      PULP PRICING

Pulp prices are cyclical. Rayonier is a non-integrated specialty pulp producer for non-papermaking end uses and pricing of its high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices.

DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions and discontinued operations include Rayonier's Port Angeles, WA, pulp mill, which was closed on February 28, 1997; its interest in the Grays Harbor, WA, pulp and paper complex, which was closed in 1992; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1986; Rayonier's Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition.

See Note 12 of the Notes to Consolidated Financial Statements - Dispositions and Discontinued Operations.

FOREIGN SALES AND OPERATIONS

Rayonier's sales for the last three years by geographical destination market are as follows in millions:

                                             Sales by Destination Markets
                                   ------------------------------------------------
                                    1999      %       1998      %       1997      %
                                   ------   ---      ------   ---      ------   ---
            United States            $574    55        $587    58        $568    51
            Europe                     92     9         121    12         127    12
            Japan                     122    12         107    11         173    16
            South Korea                34     3          17     2          52     5
            China                      50     5          36     4          36     3
            Other Asia                 71     7          56     5          66     6
            Latin America              61     6          54     5          59     5
            Canada                     19     2          21     2          16     1
            All other                  13     1          10     1           7     1
                                   ------   ---      ------   ---      ------   ---
            Total                  $1,036   100      $1,009   100      $1,104   100
                                   ======   ===      ======   ===      ======   ===


Overseas assets, primarily in New Zealand, were approximately 15 percent of total assets at the end of 1999 and Rayonier's sales from non-U.S. operations were approximately 13 percent of total sales.

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

COMPETITION AND CUSTOMERS

The Company's U.S. forestlands are located in two major timber growing regions (the Southeast and the Northwest), where timber markets are fragmented and very competitive. In the Northwest U.S., John Hancock Mutual Life Insurance Co. and Washington state (Department of Natural Resources) are significant competitors. In both the Northwest U.S. and Southeast U.S., smaller forest products companies and private landowners compete with the Company. Price is the principal method of competition.

Export log markets are highly competitive, with logs available from several countries and numerous suppliers. In New Zealand, major competitors include Carter Holt Harvey and Fletcher Challenge. In North America, Weyerhaeuser, Sea Alaska, Timber West (Canada) and Willamette are principal competitors. Price and customer relationships are important methods of competition.

Rayonier's lumber and MDF wood products compete with the products of numerous companies, some of which are larger and have greater resources than Rayonier. Both lumber and MDF compete with alternative construction materials. The MDF facility is experiencing operating losses mainly associated with weak demand from Asian markets in 1998 and 1999 and worldwide overcapacity of MDF. Losses have been diminishing, but are expected to continue until an extended recovery in the Asian economies emerges. In most of Rayonier's markets, competition is primarily through price, quality, customer relationships and technical service.

Specialty pulp products are marketed worldwide against strong competition from domestic and foreign producers. Rayonier's major competitors include International Paper, Weyerhaeuser, Georgia-Pacific, Buckeye Technologies and Stora Kopparberg. However, several foreign, low-cost manufacturers of lower-grade pulps are currently attempting to produce high-grade acetate pulps. Supply of these pulp grades may increase in the future, in comparison to an overall demand growth that has been fairly modest. Pressure on chemical cellulose margins at both Jesup and Fernandina will most probably intensify. On the other hand, the Company is developing new, and improving existing, products and processes that could add additional value to the specialty pulp business. In addition to pricing, product performance and technical service are principal methods of competition.

ENVIRONMENTAL MATTERS

See "Environmental Regulation" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 of the Notes to Consolidated Financial Statements - Contingencies.

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

RESEARCH AND DEVELOPMENT

Rayonier believes it maintains one of the preeminent specialty pulp research facilities and staff in the forest products industry. Research and development efforts are directed primarily at the development of new and improved pulp grades and pulp-contained products, improved manufacturing efficiency, reduction of energy needs, product quality and development of improved environmental controls. The research center is adjacent to the pulp mill in Jesup, GA.

Research activities related to forestland operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve returns from forestland assets.

Research and development expenditures were approximately $10.2 million per year for the last three years.

EMPLOYEE RELATIONS

Rayonier currently employs approximately 2,300 people. Of this number, approximately 2,100 are employees in the United States, of whom 45 percent are covered by labor contracts. Most hourly employees are represented by one of several labor unions. Labor relations are maintained in a normal and satisfactory manner.

Jesup's labor agreements, covering approximately 700 employees, expire in June 2002. Fernandina's labor contracts, covering approximately 250 employees, expire in April 2001.

Rayonier has in effect various benefit plans for its employees and retirees, providing certain group medical, dental and life insurance coverage, pension and other benefits. The cost of the plans is borne primarily by Rayonier.

ITEM 2.  PROPERTIES

Rayonier owns, leases or controls approximately 2.2 million acres of forestlands in the United States. Rayonier manages these properties and sells timber to other Company operating units, as well as unaffiliated parties. Rayonier's New Zealand subsidiary owns or manages the forest assets on approximately 221,000 acres of plantation forests in New Zealand. Rayonier and its wholly owned subsidiaries own or lease various other properties used in their operations, which include two pulp mills, two lumber manufacturing facilities, an MDF plant, a research facility and Rayonier's corporate headquarters. These facilities are located in the Northwestern and Southeastern portions of the United States and in New Zealand.

ITEM 3.  LEGAL PROCEEDINGS

Rayonier is engaged in certain environmental proceedings that are discussed more fully in Note 17 of the Notes to Consolidated Financial Statements Contingencies (Legal Proceedings).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 1999.

                        EXECUTIVE OFFICERS OF RAYONIER


W. LEE NUTTER, 56, Chairman, President and Chief Executive Officer, Rayonier - He joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President, Timber and Wood in 1984, Vice President, Forest Products in 1985, Senior Vice President, Operations, in 1986 and Executive Vice President in 1987. He was elected President and Chief Operating Officer and a director of Rayonier on July 19, 1996 and was elected to his present position effective January 1, 1999. Mr. Nutter serves on the Boards of Directors of the American Forest & Paper Association ("AF&PA") and the National Council for Air and Stream Improvement, and he is also on the Executive Committee of the AF&PA. He graduated from the University of Washington and the Harvard University Graduate School of Business Administration Advanced Management Program.

WILLIAM S. BERRY, 58, Executive Vice President, Forest Resources and Wood Products - He was elected to his present position in October 1996 after being elected Senior Vice President, Forest Resources and Corporate Development, of Rayonier in January 1994. He was Senior Vice President, Land and Forest Resources, of Rayonier from January 1986 to January 1994. From October 1981 to January 1986 he was Vice President and Director of Forest Products Management. Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. He serves on the External Advisory Board of the Warnell School of Forest Resources, University of Georgia. He holds a B.S. in Forestry from the University of California at Berkeley and an M.S. in Forestry from the University of Michigan.

GERALD J. POLLACK, 58, Senior Vice President and Chief Financial Officer - He was elected Senior Vice President and Chief Financial Officer of Rayonier in May 1992. From July 1986 to May 1992, he was Vice President and Chief Financial Officer. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. He is a member of the New York Advisory Board of FM Global Co., the financial management committee of AF&PA, and the Financial Executive Institute. Mr. Pollack has a B.S. in Physics from Rensselaer Polytechnic Institute and an M.B.A. in Accounting and Finance from the Amos Tuck School at Dartmouth.

JOHN P. O'GRADY, 54, Senior Vice President, Administration - He was elected Senior Vice President, Human Resources, of Rayonier in January 1994 and Senior Vice President, Administration, effective January 1996. He was Vice President, Administration, of Rayonier from July 1991 to January 1994. From December 1975 to July 1991, he held a number of human resources positions at ITT Corporation and its subsidiaries. Mr. O'Grady serves on the AF&PA's employee and labor relations committee and is a Management Trustee for the Paper, Allied-Industrial, Chemical & Energy Workers International Union Health and Welfare Trust. He holds a B.S. in Labor Economics from the University of Akron, an M.S. in Industrial Relations from Rutgers University and a Ph.D. in Management from California Western University.

WILLIAM A. KINDLER, 57, Senior Vice President, Specialty Pulp - He joined Rayonier in August 1996 and was elected Vice President. Specialty Pulp, in October 1996 and a Senior Vice President in March 1998. Prior to coming to Rayonier, Mr. Kindler was with James River Corporation for 26 years where he held a number of senior management positions, most recently as as Vice President, Product Supply, Consumer Products (March 1994 until August 1996). He holds a B.A. in Chemistry from Western Washington University and an M.S. and Ph.D. in Pulp and Paper Technology from the Institute of Paper Chemistry.

LISA M. PALUMBO, 41, Vice President and General Counsel - She joined Rayonier in April 1997 and was elected Vice President and General Counsel in August 1997. Prior to joining Rayonier, she was with Avnet, Inc. from 1987 to 1997, most recently as Assistant General Counsel and Assistant Secretary, and was in private law practice from 1983 to 1987. She holds a B.A and J.D. from Rutgers University.

GEORGE C. KAY, 50, Vice President and Controller - He joined Rayonier in March 1999 as Corporate Controller and was elected a Vice President in May 1999. Prior to Rayonier, Mr. Kay was Vice President of Finance and Chief Financial Officer of the A. T. Massey Division of Fluor Corporation from 1997 to 1998. From 1988 to 1997 he was Senior Vice President of Finance for subsidiaries of United Technologies Corporation including Sikorsky Aircraft, Stratford, CT, and United Technologies Automotive, Dearborn, MI. Mr. Kay holds a B.A. in Business Administration and an M.B.A. from the University of Wisconsin.

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The table below reflects the range of market prices of Rayonier Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which this security is listed, under the trading symbol RYN.

RAYONIER COMMON SHARES - MARKET PRICES, VOLUME AND DIVIDENDS

                                                     Composite
                               High         Low       Volume     Dividend
                               ----         ---      ---------   --------
           1999
           Fourth Quarter     $48.56      $36.25     5,148,600       $.36
           Third Quarter       52.88       36.69     5,233,600        .31
           Second Quarter      51.19       39.31     3,627,300        .31
           First Quarter       46.88       38.75     3,124,900        .31

           1998
           Fourth Quarter     $46.25      $37.25     3,789,600       $.31
           Third Quarter       48.00       36.63     3,890,600        .31
           Second Quarter      52.50       43.13     5,635,000        .31
           First Quarter       48.50       40.25     5,247,400        .31

On February 18, 2000, Rayonier announced a first quarter dividend of 36 cents per share payable March 31, 2000 to shareholders of record March 10, 2000.

There were approximately 21,969 shareholders of record of Rayonier Common Shares on February 29, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary of historical financial data for each of the five years ended December 31, 1999, is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements (dollar amounts in millions, except per share data).

                                                                       Year Ended December 31
                                                ----------------------------------------------------------------
                                                1999          1998          1997          1996              1995
                                                ----          ----          ----          ----              ----
OPERATIONS:

Sales                                          $ 1,036       $ 1,009       $ 1,104       $ 1,178           $ 1,260
Operating income before provision for
   dispositions                                    136           124           166           159               234
Provision for dispositions                          --            --            --          (125)(1)            --
Operating income                                   136           124           166            34               234
Income (loss) from continuing operations            69            64            87         (  --)              142
Provision for discontinued operations               --            --            --           (98)(2)            --
Net income (loss)                                   69            64            87           (98)              142

PER COMMON SHARE:

Income (loss) from continuing operations       $  2.44       $  2.22       $  2.97        $(  --)          $  4.75
Provision for discontinued operations               --            --            --         (3.28)               --
Net income (loss)- Diluted                        2.44          2.22          2.97         (3.28)             4.75
                 - Basic                          2.48          2.26          3.03         (3.28)             4.81
Dividends paid                                    1.29          1.24          1.20          1.16              1.00
Book value                                       23.82         23.01         22.37         21.29             25.95

FINANCIAL CONDITION:

Total assets                                   $ 2,280       $ 1,601       $ 1,596       $ 1,598           $ 1,648
Total debt                                       1,136           490           426           433               450
Book value                                         653           639           633           623               769

CASH FLOW:

Cash flow from operations                      $   217       $   157       $   253       $   236           $   213
Custodial capital spending (3)                      69            58            72            83                72
Total capital expenditures                          95            95           137           187               143
Depreciation, depletion and amortization           105           101            99            97                96
EBITDA(4)                                          246           226           237           236               303
EBIT(5)                                            141           125           138           139               207
Free cash flow (6)                                 121            66           122           119               107
Dividends paid                                      36            35            35            34                30
PERFORMANCE RATIOS (%):

Operating income to sales (7)                       13            12            15            13                19
Return on equity (8)                                11            10            14            --                20
Return on assets (8)                                 4             4             5            --                 9
Debt to capital                                     64            43            40            41                37

OTHER:

Number of employees                              2,300         2,300         2,500         2,700             2,900
Forestlands - in thousands of acres              2,422         1,447         1,452         1,462             1,473

SELECTED OPERATING DATA (UNAUDITED):                                                      Year Ended December 31
                                                               -----------------------------------------------------------------
                                                                 1999          1998            1997          1996          1995
                                                               -------       -------         -------       -------       -------
Timber and Wood Products

  Log trading sales volume
   North America - in millions of board feet                       205           173             224           284           351
   New Zealand - in thousands of cubic meters                    1,246           851           1,113         1,414         1,682
   Other - in thousands of cubic meters                            611           206             277            97           103

  Standing timber sales volume
   Northwest U.S. - in millions of board feet                      204           212             190           193           175
   Southeast U.S. - in thousands of short green tons             2,574         2,360(9)        2,421         2,281         2,218
   New Zealand - in thousands of cubic meters(10)                1,249         1,003           1,111         1,097            --

  Lumber sales volume - in millions of board feet(11)              255           310             325           280           213

  Medium-density fiberboard sales volume -
       in thousands of cubic meters                                129            91              16            --            --

  Intercompany timber sales volume
   Northwest U.S.  - in millions of board feet                      24            12              14            23            32
   Southeast U.S.  - in thousands of short green tons               40            70              92           158           292
   New Zealand  - in thousands of cubic meters(10)                 580           385             589           840            --

Specialty Pulp Products
  Pulp sales volume
   Chemical cellulose - in thousands of metric tons(12)            333           344             381           349           342
   Fluff and specialty paper pulp - in thousands of
     metric tons(13)                                               328           349             344           332           308
  Production as a percent of capacity                               95%           97%            100%          101%           99%

SELECTED SUPPLEMENTAL FINANCIAL DATA

Financial Results Excluding Impact of Special Items(14)
   Sales                                                       $ 1,029       $ 1,015         $ 1,104       $ 1,178       $ 1,260
   Operating income                                                135           134             166           159           234
   Net income                                                       65            70              82            79           118
   Net income per diluted Common Share                            2.32          2.44            2.78          2.63          3.95
   EBITDA (4)                                                      242           235             229           236           303
   Return on equity (%)                                             10            11              13            10            17

Geographical Data (Non-U.S.)
   Sales
      New Zealand                                              $    85       $    64         $    90       $    96       $   106
      Other                                                         45            17              22            23            28
                                                               -------       -------         -------       -------       -------
          Total                                                $   130       $    81         $   112       $   119       $   134
                                                               =======       =======         =======       =======       =======


   Operating Income (Loss)
      New Zealand                                              $    (7)      $   (14)        $     8       $     5       $    13
      Other                                                         (1)           (3)             (5)           (3)           (1)
                                                               -------       -------         -------       -------       -------
          Total                                                $    (8)      $   (17)        $     3       $     2       $    12
                                                               =======       =======         =======       =======       =======

                                           Year Ended December 31
                            ---------------------------------------------------
                            1999       1998          1997       1996       1995
                            ----       ----          ----       ----       ----

Forest Resources
   Sales
      Northwest U.S.        $ 73       $ 81          $ 81       $ 92       $ 96
      Southeast U.S.          79         77(9)         70         67         72
      New Zealand(10)         25         24            33         37         --
                            ----       ----          ----       ----       ----
           Total            $177       $182          $184       $196       $168
                            ====       ====          ====       ====       ====


   Operating Income
      Northwest U.S.        $ 52       $ 59          $ 58       $ 67       $ 72
      Southeast U.S.          58         54            51         48         54
      New Zealand(10)          6          8             8         15         --
                            ----       ----          ----       ----       ----
           Total            $116       $121          $117       $130       $126
                            ====       ====          ====       ====       ====


   EBITDA per share
      Northwest U.S.        $2.01      $2.22         $2.03      $2.29      $2.46
      Southeast U.S.        2.45       2.25          2.03       1.87       2.08
      New Zealand(10)       0.67       0.64          0.69       0.85         --
                            ----       ----          ----       ----       ----
           Total            $5.13      $5.11         $4.75      $5.01      $4.54
                            ====       ====          ====       ====       ====


(1) Includes a charge of $125 million ($79 million after-tax) related to the closure of the Port Angeles, WA, pulp mill and write-off of other non-strategic assets

(2) Includes an after-tax charge to implement AICPA Statement of Position 96-1 related to future environmental monitoring costs

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

(7)   Based on operating income before provision for dispositions

(8) Based on income (loss) from continuing operations, including charges for pulp mill disposition

(9) Includes salvage timber sales of $2.3 million on volume of 279 resulting from the Southeast U.S. forest fires

(10) Forest Resources results for New Zealand began in 1996 when Rayonier reorganized its New Zealand operations into separate log trading and forestlands management organizations. Standing timber harvested by Rayonier and sold as logs was 1,133 in 1995.

(11) Includes sales volumes of the Plummer, ID, lumber mill, which closed in July 1998 after fire damaged the facility, of 51, 77, 79 and 23 for the years 1998 - 1995, respectively

(12) Excludes sales volumes of the Port Angeles, WA, pulp mill, which ceased operations on February 28, 1997, of 35, 94 and 98 for the years 1997-1995, respectively

(13) Excludes sales volumes of the Port Angeles, WA, pulp mill of 7, 18 and 36 for the years 1997-1995, respectively

(14) Special items include the large land sale in the Southeast U.S., the corporate office restructuring and relocation costs, the non-strategic asset sale in the Northwest U.S. and the noncash charge for a prior year contract dispute in 1999, the Southeast U.S. forest fires in 1998, the gains from sale of timber assets in New Zealand in 1997 and 1995 and the charges discussed in (1) and (2) above in 1996.

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

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's reportable business units, for each of the three years ended December 31, 1999, were as follows in millions:

                                                Year Ended December 31
                                         -------------------------------------
SALES                                     1999           1998           1997
-----                                    -------        -------        -------
Timber and Wood Products
   Forest Resources and Trading          $   457        $   402        $   420
   Wood Products                             120            121            133
                                         -------        -------        -------
   Total Timber and Wood Products            577            523            553

Specialty Pulp Products
   Chemical Cellulose                        285            309            338
   Fluff and Specialty Paper Pulps           175            179            182
                                         -------        -------        -------
   Total Specialty Pulp Products             460            488            520

Intersegment eliminations                     (1)            (2)            (3)
                                         -------        -------        -------
   Total before dispositions               1,036          1,009          1,070
Dispositions                                  --             --             34
                                         -------        -------        -------
   Total sales                           $ 1,036        $ 1,009        $ 1,104
                                         =======        =======        =======

OPERATING INCOME (LOSS)

Timber and Wood Products
   Forest Resources and Trading          $   113        $   118        $   118
   Wood Products                              --            (16)             6
                                         -------        -------        -------
Total Timber and Wood Products               113            102            124

Specialty Pulp Products                       39             34             56

Corporate and other                          (16)           (12)           (17)
                                         -------        -------        -------
   Total before dispositions                 136            124            163
Dispositions                                  --             --              3
                                         -------        -------        -------
   Total operating income                $   136        $   124        $   166
                                         =======        =======        =======

BUSINESS CONDITIONS

Rayonier's net income in 1999 was $69 million, or $2.44 per share, compared to $64 million, or $2.22 per share in 1998. Excluding the impact of special items in each year (please refer to pages 10 and 11), 1999 net income was $65 million, or $2.32 per share, and 1998 net income was $70 million, or $2.44 per share. Special items in 1999 mainly relate to a large land sale in the Southeast U.S., the corporate office restructuring and relocation costs, the gain on sale of a non-strategic marine terminal and associated assets in the Northwest U.S. and the non-cash charge for a prior year contract dispute. Special items in 1998 primarily refer to reduced realizations on fire-damaged timber as a result of forest fires in the Southeast U.S.

In 1999, 45 percent of Rayonier sales were made to customers outside the U.S., compared to 42 percent in 1998. Last year was a favorable turning point in most of the Company's markets. The pulp cycle upturn firmed in the second half and Asian markets strengthened for timber and wood products. The domestic housing market remained strong, which benefited the lumber business.

In Timber and Wood Products, the Wood Products business strengthened due to continued price and cost improvements at the Company's medium-density fiberboard
(MDF) plant in New Zealand and higher prices for lumber. The Forest Resources and

Trading business unit was adversely affected by lower prices for timber and the costs associated with the closure of a wood products distribution business in the Northwest U.S. These unfavorable results were partially offset by higher land sales in the Southeast U.S.

Specialty Pulp segment performance in 1999 improved due to higher fluff pulp prices and lower manufacturing costs.

On October 25, 1999, the Company acquired approximately 968,000 acres of forestland in Florida, Georgia and Alabama from Jefferson Smurfit Corporation (U.S.) for a total cost of $716.4 million. This purchase more than doubled Rayonier's Southeast timber holdings. The 1999 impact of additional interest expense associated with the acquisition, net of operating gains, amounted to $7.2 million, or 16 cents per share.

Rayonier sold a marine terminal and associated assets in the Northwest U.S. for a gain of $7.7 million, as part of its programs to divest non-strategic assets and reduce debt. A large land sale in the Southeast U.S. resulted in a gain of $5 million, as part of an ongoing program to convert forestlands for higher and better use. The Company also sells non-strategic land that is not an integral part of its asset base. Sales of non-strategic Southeast forestlands, with approximately $50 million in cash proceeds, are planned for the first half of 2000, as part of the continuing program to reduce debt.

Rayonier's capital spending in 1999 was focused on cost reduction, quality and productivity improvements in Specialty Pulp Products and Wood Products and investment in forestlands. These investments are expected to help moderate the cyclical effects of the pulp market cycle, improve bottom-of-the-cycle earnings and add value to existing assets. See Liquidity and Capital Resources.

Continued strength in fluff pulp markets, increased Asian demand and expected improvements from U.S. and New Zealand wood products businesses should improve operating results in 2000. However, net income for the first three quarters of 2000 may lag 1999 results as the Company fully absorbs the Smurfit forestland acquisition financing costs.

RESULTS OF OPERATIONS, 1999 VS. 1998

Sales and Operating Income
Sales increased 3 percent to $1.036 billion in 1999, reflecting higher Forest Resources and Trading activity, partially offset by weaker U.S. timber prices and reduced sales in the Specialty Pulp Products segment due to lower chemical cellulose prices and volume. Operating income for the year was $136 million, up from $124 million in 1998, due to improvements in Wood Products at the New Zealand MDF facility and a strong U.S. lumber market. Forest Resources and Trading results declined due to lower U.S. timber prices. Specialty Pulp Products results improved due to lower manufacturing costs and higher fluff pulp prices.

    Timber and Wood Products

    Sales and operating income were higher than the prior year by $54 million and $11 million, respectively.

      Forest Resources and Trading

      Forest Resources and Trading sales of $457 million in 1999 were $55 million above 1998 while operating income of $113 million decreased $5 million from 1998.

      Sales improved due to higher wood products trading activity and increased log trading volume in Asian and U.S. domestic markets, partially offset by lower U.S. timber prices. Operating income declined due to lower Northwest U.S. timber sales and costs associated with the closure of a wood products distribution business, partly offset by higher land sales in the Southeast U.S., including a relatively large transaction in the fourth quarter resulting in a gain of $5 million. Operating income was reduced by $10 million in 1998 due to the Southeast U.S. forest fires, including $7 million on lower pricing for salvage timber and $3 million on the write-off of destroyed timber assets and other fire-related expenses. Timber prices were unusually high in Southeast U.S. markets during the first half of 1998 due to unusually wet weather that led to restricted supply because of difficult logging conditions. In 1999, timber prices declined in the Northwest U.S. due to the impact of the Asian economic crisis on export products and in the Southeast U.S. due to reduced pulpwood demand resulting from pulp and paper mill closures and downtime in the region.

      Wood Products

      Wood Products sales of $120 million in 1999 approximate the 1998 level. Improved volume and sales price for the MDF plant, and a strong Southeast U.S. lumber market were offset by the absence of sales from the Plummer, ID, sawmill. This lumber mill was closed in July 1998, after fire damaged the facility, and subsequently was sold in

      September 1999. Operating income broke even in 1999 compared to a loss of $16 million in 1998. The favorable variance resulted from continued improvements at the MDF plant in both selling price and manufacturing costs combined with higher lumber selling prices.

   Specialty Pulp Products

   Pulp sales of $460 million for the Company's Jesup and Fernandina pulp mills were $28 million below the prior year level principally due to reduced customer demand and selling prices for chemical cellulose pulp products partly offset by higher fluff pulp prices. Operating income of $39 million was $5 million above 1998 as a result of higher fluff pulp prices and lower wood, chemical and maintenance costs. Pulp production costs decreased to $596 per ton in 1999 from $638 per ton in 1998, primarily resulting from lower wood and chemical costs. These gains were partially offset by lower chemical cellulose pricing and market related shutdown costs for the Fernandina mill.

Corporate and Other

Corporate and other costs for 1999 were higher than 1998, principally due to $4.1 million of expense associated with the Company's corporate office restructuring and pending relocation to Jacksonville, FL. The projected impact on first half 2000 results for additional relocation costs is approximately $5.5 million.

Other Income/Expense

Interest expense for 1999 increased $7 million to $42 million reflecting higher debt levels associated with the Smurfit forestland acquisition net of a lower debt level (excluding debt associated with Smurfit) and lower average interest rates.

Other income improved $4 million over 1998 due to the October sale of the non-strategic marine terminal and related assets in the Northwest U.S. for $9.5 million, resulting in a one-time gain of $7.7 million. This gain was partially offset by a non-cash charge for an unrelated contract dispute of $4.6 million.

Rayonier purchases foreign currency forward contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. The mark-to-market loss on these contracts, included in "Interest and miscellaneous income (expense), net," was relatively minor in 1999, as compared to a mark-to-market loss of $1 million in 1998. In 1999 the New Zealand/U.S. dollar exchange rate moved slightly from 0.52 on January 1, 1999, to 0.51 on December 31, 1999.

Acquisition of Smurfit Forestland

On October 25, 1999 the Company completed the forestland purchase from Jefferson Smurfit Corporation (U.S.). The final acquisition cost of the forestland was $716.4 million for approximately 968,000 owned and long-term leased acres in Georgia, Florida and Alabama. Rayonier now is the seventh largest private forestland owner in the U.S., with 2.2 million acres. As is typical of newly acquired forestland, the properties are expected to be earnings dilutive initially. The projected effect on 2000 quarterly results is estimated to be approximately 20-22 cents per share due to higher interest expense and timber depletion costs. It is also expected that consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) will increase significantly next year by approximately $70 - $74 million due to the acquisition.

Income Taxes

The effective tax rate for 1999 was 30 percent compared to 29 percent in 1998. The effective tax rates are below U.S. statutory rates, primarily resulting from the lower rates in effect for foreign subsidiaries, and research and investment tax credits.

RESULTS OF OPERATIONS, 1998 VS. 1997

Sales and Operating Income

Sales declined 9 percent to $1,009 million in 1998, reflecting lower sales in each of the Company's major business segments and the absence of sales from the Company's Port Angeles pulp mill, permanently closed in February 1997. Operating income for the year was $124 million, down from $166 million in 1997, due to Wood Products losses at the New Zealand MDF facility and lower pricing within Specialty Pulp. Forest fires in the Southeast U.S. in early July resulted in losses of $10 million from damage to pre-merchantable timber, reduced sales revenue for fire-damaged timber and other related costs. In addition, the unusually wet weather conditions in the first half of the year disrupted production schedules and raised the cost of wood fiber at the Company's pulp and sawmills in the Southeast U.S.

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

   Specialty Pulp Products

   Pulp sales of $488 million for the Company's Jesup and Fernandina mills were $32 million below the prior year principally due to reduced customer demand for chemical cellulose. Operating income of $34 million was $22 million below 1997 as a result of lower chemical cellulose volume and higher wood fiber costs. Pulp production costs increased to $638 per ton in 1998 from $612 in 1997, primarily resulting from higher wood costs (weather related) in the first half and a market related shutdown at Fernandina in the fourth quarter.

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

Rayonier purchases foreign currency forward contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. The mark-to-market loss on these contracts, included in "Interest and miscellaneous income (expense), net," was $1 million in 1998, as compared to a mark-to-market loss of $3 million in 1997. In contrast, the 1998 movement of the New Zealand/U.S. dollar exchange rate from 0.58 on January 1, 1998, to 0.52 on December 31, 1998, had a favorable effect of $4 million on the Company's New Zealand operating income.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities in 1999 of $217 million, or approximately $8 per share, increased $60 million from 1998 principally as a result of decreased working capital requirements and higher net income. This cash flow helped to finance capital expenditures of $95 million, dividends of $36 million and the repurchase of Common Shares of $24 million and also helped to reduce debt by $70 million, excluding the Smurfit forestland acquisition.

Cash from operating activities in 1998 decreased $96 million from the 1997 level to $157 million. This cash flow financed capital expenditures of $95 million, dividends of $35 million and the repurchase of Common Shares of $27 million.

In 1996, the Company began a Common Share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. This program limits the number of shares that may be repurchased each year to the greater of 1.5 percent of the Company's outstanding shares or the number of incentive shares actually issued to employees during the year. In July 1998, the Company's Board of Directors increased the authorized number of common shares to be repurchased by 200,000 and in October 1998, the Board authorized the repurchase of an additional one million shares through December 31, 2000. These share repurchases were authorized in addition to the 1.5 percent of outstanding shares normally repurchased each year to offset the dilutive effect of incentive stock programs on earnings per share. The Company repurchased 551,867 shares in 1999 at an average cost of $43.11 for a total of $24 million, compared to 628,479 shares in 1998, at an average cost of $42.24 for a total of $27 million, and 1,123,500 shares in 1997 at an average cost of $43.08 for $48 million.

In 1999, EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes and depreciation, depletion and amortization) was $246 million, or $8.72 per share, an increase of $20 million from 1998 results primarily due to higher cash operating income. In 1998, EBITDA was $226 million, or $7.90 per share, compared to $237 million, or $8.07 per share, in 1997. Free cash flow (defined as income from continuing operations plus depreciation, depletion and amortization, deferred income taxes and changes in working capital, less custodial capital spending and prior-year dividend levels) increased $55 million to $121 million in 1999 primarily as a result of working capital changes and higher net income.

Debt increased $646 million in 1999 to $1,136 million, primarily due to the acquisition of forestland assets from Jefferson Smurfit Corporation (U.S.) for $716 million. The year-end debt-to-capital ratio of 63.5 percent is 20 percentage points above prior year-end due to the Smurfit forestland acquisition. Excluding the impact of the Smurfit forestland acquisition, the debt-to-capital ratio would have been 38.6 percent. The percentage of debt with fixed interest rates was 62 percent as of December 31, 1999, and 44 percent as of December 31, 1998.

The most restrictive long-term debt covenant in effect for Rayonier at December 31, 1999, provided that the ratio of total debt to EBITDA not exceed 5.5 to 1 at the end of 1999 and at the end of each calendar quarter of 2000. Under the same covenant, effective March 31, 2001 and at the end of subsequent calendar quarters, that ratio cannot exceed 4.0 to 1. As of December 31, 1999, the ratio was 4.7 to 1. The most restrictive long-term debt covenants in effect for RTOC at December 31, 1999, provided that the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges not be less than 1.6 to 1, and that the ratio of consolidated total debt to consolidated cash flow available for fixed charges not exceed 4.5 to 1. As of December 31, 1999, the ratios were 2.2 to 1 and 4.2 to 1, respectively. In addition, $422 million of retained earnings was unrestricted as to the payment of dividends.

Capital expenditures of $95 million in 1999 included $69 million of custodial capital spending, $11 million to upgrade the Swainsboro, GA, sawmill, and $3 million to automate and upgrade control systems at the pulp mills. The lumber mill modernization project included drying and finishing facilities as well as enhanced process control technology. Rayonier expects to invest $180-$220 million in capital projects during the two-year period 2000-2001. Capital projects include profit improvement, custodial capital, sawmill modernization, forestlands reforestation and various projects to comply with new environmental laws and requirements. As new environmental regulations are promulgated, additional capital spending may be required to ensure continued compliance with environmental standards. See Environmental Regulation.

The Company has unsecured credit facilities totaling $300 million, which were used as support for $75 million of outstanding commercial paper. As of December 31, 1999, Rayonier had $215 million available under its revolving credit facilities. In connection with the financing of the Smurfit forestland acquisition, RTOC entered into an agreement with a group of banks that provided RTOC with revolving credit facilities totaling $75 million and expiring in 2004. As of December 31, 1999, RTOC had $43 million of available borrowings under its revolving credit facilities. In addition, the Company has on file with the Securities and Exchange Commission shelf registration statements to offer $150 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

ENVIRONMENTAL REGULATION

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal that, in the opinion of management, will require substantial expenditures over the next 10 years. During 1999, 1998 and 1997, Rayonier spent approximately $3 million, $3 million and $4 million, respectively, for capital projects related to environmental compliance for ongoing operations. During the two-year period 2000-2001, Rayonier expects to spend approximately $20 million on such capital projects.

During 1997, the Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions but, due to the specialty nature of Rayonier's products and operations, postponed finalizing water discharge rules and certain air emissions rules governing the Company's pulp mills. The Company continues to work with the EPA to establish such rules for the pulp mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next three to five years associated with environmental regulations will not exceed $30 million at the Fernandina pulp mill and $50 million at the Jesup pulp mill.

Federal, state and local laws and regulations intended to protect threatened and endangered species as well as wetlands and waterways limit and may prevent timber harvesting, road building and other activities on private lands. A portion of the Company's forestlands is subject to some level of harvest restrictions. In particular, over the past several years, the harvest of timber from the Company's forestlands in the state of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. These restrictions have caused Rayonier to restructure and reschedule some of its harvest plans. Emergency and permanent rules are in the process of being adopted in Washington state pursuant to a statute intended to implement an agreement between the timber industry and local government entities to protect the salmon. These rules will further reduce the proportion of Rayonier's Northwest forestlands available for commercial timber management and the total volume of timber available for harvest. Rayonier has made changes to its long-term harvest plan to compensate for these restrictions and does not anticipate a material adverse change in its harvest schedule in the near term. Such efforts are ongoing and, in the opinion of management, will not have a material impact on the Company's consolidated financial position or results of operations.

Dispositions and discontinued operations include Rayonier's Port Angeles, WA, pulp mill, which was closed on February 28, 1997; its interest in the Grays Harbor, WA, pulp and paper complex, which was closed in 1992; its wholly owned subsidiary, Southern Wood Piedmont Company, which ceased operations in 1986; Rayonier's Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition. Rayonier currently estimates that expenditures during 2000-2001 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $28 million. Such costs will be charged against Rayonier's reserves for estimated environmental obligations (including monitoring and remediation costs) that the Company believes are sufficient for costs expected to be incurred over the next 25-30 years with respect to dispositions and discontinued operations. At December 31, 1999, these reserves totaled approximately $169 million. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial condition or results of operations.

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

Most of the Company's revenues and expenses are U.S.-dollar denominated. However, the Company does have some risk within its New Zealand operations related to foreign currency pricing and costs. The Company enters into foreign currency forward contracts periodically to manage the risks of foreign currency fluctuations as they relate to the cash flow and earnings of that business unit. The Company also periodically enters into commodity forward contracts to fix certain energy costs. At December 31, 1999, the Company held foreign currency contracts maturing through February 2001 totaling $28 million and there were no commodity forward contracts outstanding. The fair value of foreign currency contracts, at year end, was a loss of less than $0.1 million. Market risk resulting from a hypothetical two cent change in the New Zealand dollar / U.S. dollar exchange rate amounts to approximately $1 million.

The Company periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back to back arrangements at the time debt is issued in order to cost effectively place that debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging notional principal amounts. At December 31, 1999, the Company had one interest rate swap agreement in existence with a notional amount of $5 million that matures in 2001 that swapped a fixed 6 percent interest rate for a three-month LIBOR rate plus 39 basis points. The swap agreement was initiated at the time a fixed rate medium-term note with similar maturity was placed. The fair value of the interest rate swap, at year-end, was a gain of less than $0.1 million. Market risk resulting from a hypothetical one percentage point increase in the three-month LIBOR rate (100 basis points) was not material.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk; however, the Company intends to hold most of its debt until maturity. Occasionally, callable bonds will be refinanced at the Company's option if favorable economic conditions exist. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's fixed rate debt at December 31, 1999 was $700 million compared to $709 million in carrying value. A one percentage point decrease in prevailing interest rates at December 31, 1999, would result in an increase in the fair value of the Company's fixed rate debt of approximately $44 million.

YEAR 2000 COMPLIANCE

Rayonier began its company-wide Year 2000 Project in 1996. The Project was designed to identify Year 2000 problems and take corrective action covering business and process control systems, networking communications, personal computer applications, embedded microprocessors and third party supplier and customer risks. The Y2K transition was uneventful as Rayonier moved into the year 2000.

The total amount expended on the Year 2000 Project through the end of 1999 was approximately $3.3 million. Many of the Company's systems were upgraded or replaced in the ordinary course of business during the last five years, and costs related to those upgrades and replacements are not included in the Year 2000 Project expenses.

SAFE HARBOR

Comments about market trends, anticipated earnings and activities in 2000 and beyond, including disclosures about the Company's environmental spending, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: failure to close on sales of non-strategic forestlands; governmental policies and regulations affecting the environment, import and export controls and taxes; adverse weather conditions in the Company's operating areas; competitive products and pricing, as well as fluctuations in demand, particularly for specialty fluff pulps, export and domestic logs, and wood products; the impact of such market factors on the Company's timber sales in the United States and New Zealand; the impact of global market conditions on prices and volumes; production costs for wood products and for specialty pulps, particularly for raw materials such as wood and chemicals; and interest rate and currency movements.

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

   2. Financial statement schedules have been omitted because they are not applicable, the required matter is not present or the required information has been otherwise supplied in the financial statements or the notes thereto.

   3. See Exhibit Index on pages B, C, D, E and F for a list of the exhibits filed or incorporated herein as part of this report.

(b) Reports on Form 8-K :

   1. Rayonier Inc. filed a current report on Form 8-K on November 9, 1999 and a Form 8-K/A, Amendment No. 1 on November 12, 1999.

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

                                                W. L. NUTTER
                                                Chairman, President and
                                                  Chief Executive Officer

                                                GERALD J. POLLACK
                                                Senior Vice President and
                                                  Chief Financial Officer



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Rayonier Inc.

We have audited the accompanying consolidated financial statements of Rayonier Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, as described in the Index to Financial Statements. These financial statements are the responsibility of Rayonier's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 19, 2000

                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                         For the Year Ended December 31,
                  (Thousands of dollars, except per share data)

                                                            1999               1998                 1997
                                                        -----------         -----------         -----------

SALES                                                   $ 1,035,871         $ 1,008,566         $ 1,104,228
                                                        -----------         -----------         -----------
Costs and Expenses

   Cost of sales                                            867,096             852,483             902,734

   Selling and general expenses                              39,644              35,467              42,410

   Other operating (income) expense, net                     (6,599)             (3,507)             (7,046)
                                                        -----------         -----------         -----------


                                                            900,141             884,443             938,098
                                                        -----------         -----------         -----------

OPERATING INCOME                                            135,730             124,123             166,130

Interest expense                                            (42,193)            (34,712)            (25,868)

Interest and miscellaneous income (expense), net             (3,163)                743              (2,490)

Gains from sale of assets                                     7,746                --                 8,395

Minority interest                                              --                  --               (25,520)
                                                        -----------         -----------         -----------

INCOME BEFORE INCOME TAXES                                   98,120              90,154             120,647

   Income tax expense                                       (29,467)            (26,519)            (33,328)
                                                        -----------         -----------         -----------


NET INCOME                                              $    68,653         $    63,635         $    87,319
                                                        ===========         ===========         ===========



NET INCOME PER COMMON SHARE

BASIC EPS                                               $      2.48         $      2.26         $      3.03
                                                        ===========         ===========         ===========

DILUTED EPS                                             $      2.44         $      2.22         $      2.97
                                                        ===========         ===========         ===========

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               As of December 31,
                             (Thousands of dollars)



                                     ASSETS

                                                              1999              1998
                                                           ----------        ----------
CURRENT ASSETS

   Cash and short-term investments                         $   12,265        $    6,635
   Accounts receivable, less allowance for doubtful
      accounts of $4,859 and $4,843                           103,535           118,762
   Inventories                                                105,079            98,910
   Timber purchase agreements                                  30,477            35,776
   Other current assets                                        11,107            13,192
   Deferred income taxes                                        9,143             8,559
                                                           ----------        ----------

      Total current assets                                    271,606           281,834


OTHER ASSETS                                                   77,094            65,988

TIMBER PURCHASE AGREEMENTS                                      7,816            20,922

TIMBER, FORESTLANDS AND LOGGING ROADS,
   NET OF DEPLETION AND AMORTIZATION                        1,247,547           544,190


PROPERTY, PLANT AND EQUIPMENT

   Land, buildings, machinery and equipment                 1,333,789         1,304,188
   Less - accumulated depreciation                            657,625           616,266
                                                           ----------        ----------

                                                              676,164           687,922
                                                           ----------        ----------

                                                           $2,280,227        $1,600,856
                                                           ==========        ==========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               As of December 31,
                             (Thousands of dollars)



                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           1999              1998
                                                                        ----------        ----------
CURRENT LIABILITIES

   Accounts payable                                                     $   74,035        $   65,844
   Bank loans and current maturities                                         3,248             4,094
   Accrued taxes                                                            15,148             8,728
   Accrued payroll and benefits                                             22,405            21,460
   Accrued interest                                                         11,160             6,182
   Other current liabilities                                                48,895            44,279
   Current reserves for dispositions and discontinued operations            18,980            22,167
                                                                        ----------        ----------
      Total current liabilities                                            193,871           172,754

DEFERRED INCOME TAXES                                                      123,458           115,405

LONG-TERM DEBT                                                           1,132,930           485,850

NON-CURRENT RESERVES FOR DISPOSITIONS AND
   DISCONTINUED OPERATIONS                                                 149,551           159,198

OTHER NON-CURRENT LIABILITIES                                               27,517            28,690

SHAREHOLDERS' EQUITY

   Common Shares, 60,000,000 shares authorized,
      27,407,094 and 27,767,309 shares issued
      and outstanding                                                       60,518            79,561

   Retained earnings                                                       592,382           559,398
                                                                        ----------        ----------
                                                                           652,900           638,959
                                                                        ----------        ----------
                                                                        $2,280,227        $1,600,856
                                                                        ==========        ==========

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                         For the Year Ended December 31,
                             (Thousands of dollars)

                                                                          1999             1998               1997
                                                                       ---------         ---------         ---------
OPERATING ACTIVITIES
Net income                                                             $  68,653         $  63,635         $  87,319
Non-cash items included in income
   Depreciation, depletion and amortization                              105,425           101,083            99,309
   Deferred income taxes                                                   2,768            11,659            14,045
   Write-off of property, plant and equipment                               --               5,730             2,100
   Disposition of New Zealand timber assets                                 --                --               4,634
(Decrease) increase in other non-current liabilities                      (1,173)           (3,307)            1,468
Change in accounts receivable, inventories and accounts payable           17,249             3,755            35,157
Decrease (increase) in current timber purchase agreements                  5,299            (4,018)             (342)
Decrease (increase) in other current assets                                2,086               763              (732)
Increase (decrease) in accrued liabilities                                16,959           (21,179)           10,861
Reduction in reserves for dispositions                                      --              (1,050)             (900)
                                                                       ---------         ---------         ---------
   CASH FROM OPERATING ACTIVITIES                                        217,266           157,071           252,919
                                                                       ---------         ---------         ---------

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements
   of $2,713, $5,613 and $4,691                                          (91,880)          (89,099)         (132,272)
Acquisition of Smurfit forestlands                                      (231,436)             --                --
Acquisition of Rayonier Timberlands, L.P. Class A Units                     --             (48,821)             --
Expenditures for dispositions and discontinued operations,
   net of tax benefits of $4,701, $6,033 and $8,793                       (8,133)          (10,414)          (15,423)
Change in timber purchase agreements and other assets                     13,291            (2,871)          (10,672)
                                                                       ---------         ---------         ---------
   CASH USED FOR INVESTING ACTIVITIES                                   (318,158)         (151,205)         (158,367)
                                                                       ---------         ---------         ---------

FINANCING ACTIVITIES
Issuance of debt                                                         352,971           282,905           342,226
Repayments of debt                                                      (191,737)         (218,480)         (349,617)
Dividends paid                                                           (35,669)          (34,744)          (34,523)
Repurchase of Common Shares                                              (23,791)          (26,548)          (48,396)
Issuance of Common Shares                                                  4,748             3,934             4,892
Buyout of minority interest                                                 --             (16,959)           (1,905)
                                                                       ---------         ---------         ---------
   CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                      106,522            (9,892)          (87,323)
                                                                       ---------         ---------         ---------

CASH AND SHORT-TERM INVESTMENTS
Increase (decrease) in cash and short-term investments                     5,630            (4,026)            7,229
Balance, beginning of year                                                 6,635            10,661             3,432
                                                                       ---------         ---------         ---------
Balance, end of year                                                   $  12,265         $   6,635         $  10,661
                                                                       =========         =========         =========

Supplemental disclosures of cash flow information
Cash paid during the year for:
   Interest                                                            $  37,529         $  34,868         $  29,951
                                                                       =========         =========         =========
   Income taxes                                                        $  17,152         $  11,673         $   8,671
                                                                       =========         =========         =========

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Smurfit forestlands                                     $ 485,000              --                --
Issuance of installment notes                                          $ 485,000              --                --

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

      FOREST RESOURCES AND TRADING - Rayonier owns, leases or controls approximately 2.4 million acres of forestlands in the U.S. and New Zealand. Rayonier is also a leading exporter and trader of softwood logs, lumber and wood panel products.

      WOOD PRODUCTS - Rayonier operates two lumber manufacturing facilities in the U.S. that produce dimension and custom lumber products for residential construction and industrial uses, and a medium-density fiberboard (MDF) facility in New Zealand that produces premium-grade MDF sold into world markets. The MDF facility began commercial operation in October 1997.

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

Inventories also include land that has a greater value as real estate than as forestlands. This higher and better use land, expected to be sold within one year, is included in "Inventories." Land held for resale, expected to be sold after one year, is included in "Other assets."

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

DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs, amounting to approximately $9.6 million and $2.3 million at December 31, 1999 and 1998, respectively, are included in "other assets." Approximately $7.4 million was incurred in 1999 in connection with the smurfit forestlands acquisition. See note 6. Such costs are amortized to interest expense over the respective lives of the debt instruments. Expenses amounted to $529, $419 and $468 in 1999, 1998 and 1997, respectively.

DEFERRED SOFTWARE

Software costs have been capitalized and are being amortized over their useful life, generally a period not exceeding 60 months. Deferred software costs included in "Other assets," net of accumulated amortization, totaled $15,293 and $16,727 as of December 31, 1999 and 1998, respectively. Amortization expense amounted to $4,248, $3,028 and $2,918 in 1999, 1998 and 1997, respectively.

TIMBER AND FORESTLANDS

The acquisition cost of land, timber, real estate taxes, lease rental payments, site preparation and other costs relating to the planting and growing of timber are capitalized. Such accumulated costs attributed to merchantable timber are charged against revenue at the time the timber is harvested based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Timber and forestlands are stated at the lower of original cost, net of timber cost depletion, or market value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment additions are recorded at cost, which includes applicable freight, taxes, interest, construction and installation costs. Interest capitalized in connection with major construction projects, primarily the New Zealand MDF facility in 1997, amounted to $314, $262, and $5,005 during 1999, 1998 and 1997, respectively. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value, with no gain or loss recognized. Gains and losses with respect to any significant and unusual retirements of assets are generally included in operating income.

DEPRECIATION

Pulp and MDF manufacturing facilities are generally depreciated using the units of production method. Depreciation on buildings and other equipment is provided on a straight-line basis over the useful economic lives of the assets involved. Rayonier normally claims the maximum depreciation deduction allowable for tax purposes.

RESEARCH AND DEVELOPMENT

Significant costs are incurred for research and development programs expected to contribute to the profitability of future operations. Such costs are expensed as incurred. Research and development expenditures amounted to $10,179, $10,720, and $9,656 in 1999, 1998 and 1997, respectively.

FOREIGN CURRENCY TRANSLATION

For significant foreign operations, including Rayonier's New Zealand-based operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Non-monetary assets, such as inventories, timber and property, plant and equipment, are translated at historical exchange rates. Income and expense items are translated at average exchange rates prevailing during the year, except that inventories, depletion and depreciation charged to operations are translated at historical rates. Exchange gains and losses arising from translation are recognized currently in "Other operating (income) expense, net."

INCOME TAXES

Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. Additional U.S. income taxes have not been provided on approximately $51 million of undistributed foreign earnings as the Company intends to permanently reinvest such earnings in expanding foreign operations.

3. SEGMENT AND GEOGRAPHICAL INFORMATION

Rayonier adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998, which changed the way the Company reports information about its operating segments. The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies. Sales between operating segments and reportable business units are made based on a fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the reportable business units.

Rayonier operates in two major business segments, Timber and Wood Products, and Specialty Pulp Products. The Timber and Wood Products segment includes two reportable business units under SFAS No. 131: Forest Resources and Trading, and Wood Products. Forest Resources and Trading manages forestlands and sells standing timber, purchases and harvests timber to sell logs, and purchases lumber and wood panel products for resale. Wood Products manufactures and sells dimension and specialty lumber and medium-density-fiberboard products. Specialty Pulp Products produces and sells chemical cellulose, fluff and specialty pulps. Dispositions includes activities of former operating units, including the Company's Port Angeles, WA, mill, which was permanently closed in 1997.

Please refer to Note 1, which describes the Company's business segments in further detail. Segment information for the three years ended December 31 follows (millions of dollars):

                                                        Sales                                       Operating Income
                                       ---------------------------------------         ---------------------------------------
                                         1999           1998            1997            1999             1998            1997
                                       -------         -------         -------         -------         -------         -------
Timber and Wood Products
   Forest Resources and Trading        $   457         $   402         $   420         $   113         $   118         $   118
   Wood Products                           120             121             133            --               (16)              6
                                       -------         -------         -------         -------         -------         -------
                                           577             523             553             113             102             124

Specialty Pulp Products                    460             488             520              39              34              56

Corporate and other                         (1)             (2)             (3)            (16)            (12)            (17)
Dispositions                              --              --                34            --              --                 3
                                       -------         -------         -------         -------         -------         -------
      Total                            $ 1,036         $ 1,009         $ 1,104         $   136         $   124         $   166
                                       =======         =======         =======         =======         =======         =======

                                                                       DEPRECIATION,
                                      GROSS PLANT ADDITIONS      DEPLETION AND AMORTIZATION        IDENTIFIABLE ASSETS
                                    1999      1998      1997      1999      1998      1997      1999      1998      1997
                                   ------    ------    ------    ------    ------    ------    ------    ------    ------
Timber and Wood Products
   Forest Resources and Trading    $   29    $   28    $   37    $   29    $   26    $   23    $1,409    $  691    $  666
   Wood Products                       14         7        38        10        10         8       163       164       162
                                   ------    ------    ------    ------    ------    ------    ------    ------    ------
                                       43        35        75        39        36        31     1,572       855       828

Specialty Pulp Products                51        59        61        65        65        66       670       690       691

Corporate and other                     1         1         1         1      --           1        23        33        46
Dispositions                         --        --        --        --        --           1        15        23        31
                                   ------    ------    ------    ------    ------    ------    ------    ------    ------
Total                              $   95    $   95    $  137    $  105    $  101    $   99    $2,280    $1,601    $1,596
                                   ======    ======    ======    ======    ======    ======    ======    ======    ======

Custodial capital spending was $69 million, $58 million, and $72 million in 1999, 1998 and 1997, respectively. Custodial capital spending is defined as capital expenditures to maintain current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition, and in compliance with regulatory requirements.

Corporate and other segment sales represent intersegment sales eliminations. Corporate and other segment operating income (loss) represent unallocated corporate expenses.

GEOGRAPHICAL OPERATING INFORMATION

Information by geographical operating area for the three years ended December 31 follows (millions of dollars):

OPERATING LOCATION               SALES                   OPERATING INCOME                IDENTIFIABLE ASSETS
                       1999      1998      1997      1999       1998       1997       1999      1998      1997
                      ------    ------    ------    ------     ------     ------     ------    ------    ------
     United States    $  906    $  928    $  992    $  144     $  141     $  163     $1,940    $1,253    $1,222
     New Zealand          85        64        90        (7)       (14)         8        326       336       357
     All other            45        17        22        (1)        (3)        (5)        14        12        17
                      ------    ------    ------    ------     ------     ------     ------    ------    ------
     Total            $1,036    $1,009    $1,104    $ 136      $  124     $  166     $2,280    $1,601    $1,596
                      ======    ======    ======    =====      ======     ======     ======    ======    ======

Rayonier's sales for the last three years by geographical destination are as follows (millions of dollars):

SALES DESTINATION

                                       Sales by Destination
                      --------------------------------------------------------
                       1999        %       1998        %       1997        %
                      ------    ------    ------    ------    ------    ------
     United States    $  574        55    $  587        58    $  568        51
     Japan               122        12       107        11       173        16
     Other Asia          155        15       109        11       154        14
     Europe               92         9       121        12       127        12
     Latin America        61         6        54         5        59         5
     All other            32         3        31         3        23         2
                      ------    ------    ------    ------    ------    ------
     Total            $1,036       100    $1,009       100    $1,104       100
                      ======    ======    ======    ======    ======    ======

4. FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued sfas no. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, but may be adopted as of the beginning of any fiscal quarter after issuance. Upon adoption, SFAS No. 133 is not expected to have a material impact on the company's consolidated financial position or results of operations.

INTEREST RATE SWAP AGREEMENTS

Rayonier periodically uses interest rate swap agreements to manage exposure to interest rate fluctuations. The outstanding agreement involves the exchange of fixed rate interest payments for floating rate interest payments over the life of the agreement without the exchange of any underlying principal amounts. Rayonier's credit exposure is limited to the fair value of the agreements, and the Company only enters into agreements with highly rated counterparties. The Company does not enter into interest rate swap agreements for trading or speculative purposes and matches the terms and contract notional amounts to existing debt or debt expected to be refinanced. The net amounts paid or received under interest rate swap agreements are recognized as an adjustment to interest expense.

At December 31, 1999, the Company had an interest rate swap agreement with a total notional value of $5 million, expiring February 23, 2001. The agreement effectively converts a fixed rate obligation at 6 percent to a floating rate of three-month LIBOR plus 39 basis points. If the Company were to terminate its existing interest rate swap agreement, any resulting gain or loss would be deferred and recognized over the remaining life of the related debt.

FOREIGN CURRENCY FORWARD CONTRACTS

Rayonier's New Zealand operations generated approximately 8 percent of the Company's sales in 1999. A significant portion of the revenue from Rayonier's New Zealand operations is in U.S. dollars or significantly affected by the New Zealand dollar/U.S. dollar exchange rate. However, most of its cash operating costs are incurred in New Zealand dollars with New Zealand dollar expenses exceeding New Zealand dollar revenues. The Company believes that it has been able to mitigate most of the effect of exchange rate fluctuations of the New Zealand dollar through risk management activities involving foreign currency forward contracts, thereby normalizing the contribution of its New Zealand operations toward what it would have been without exchange rate movements. The Company plans to continue this program but will continue to limit its mark-to-market exposure so as not to have a material effect on EPS if exchange rates move rapidly.

The following summarizes the contribution to Rayonier's earnings from New Zealand operations after consideration of foreign exchange effects (millions of dollars):

                                                                  1999         1998         1997
                                                                  ----         ----         ----
     Operating income (loss) on a 1997 exchange rate basis        $ (7)        $(18)        $  8
     Effect of exchange rate changes                               --             4          --
                                                                  ----         ----         ----
     Operating income (loss) as reported                            (7)         (14)           8

     Gain (loss) from foreign currency forward contracts           --            (1)          (3)
                                                                  ----         ----         ----
     Contribution from New Zealand operations                     $ (7)        $(15)        $  5
                                                                  ----         ----         ----

Rayonier's forward contracts are intended to cover anticipated operating needs and therefore do not "hedge" firm contracts or commitments in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, the gains and losses on these contracts are included in "Interest and miscellaneous income (expense), net" based on mark-to-market values at reporting dates. In 1999, the maximum foreign currency forward contracts outstanding at any point in time totaled $27.5 million. At December 31, 1999, the Company held foreign currency contracts maturing through February 2001, totaling $28 million.

COMMODITY FORWARDS

The Company periodically enters into commodity forwards to fix certain energy costs. This practice effectively eliminates the risk of a change in product margins resulting from an increase or decrease in fuel oil costs. The Company does not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the agreements are recognized as an adjustment to fuel oil expense. There were no contracts outstanding at December 31, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1999 and 1998, the estimated fair values of Rayonier's financial instruments were as follows:

                                                            1999                                    1998
                                               -------------------------------         -------------------------------
                                                 Carrying             Fair              Carrying              Fair
                                                  Amount              Value              Amount               Value
                                               -----------         -----------         -----------         -----------
     ASSET (LIABILITY)
     Cash and short-term investments           $    12,265         $    12,265         $     6,635         $     6,635
     Debt                                       (1,136,178)         (1,127,039)           (489,944)           (499,252)
     Foreign currency forward contracts                 (6)                 (6)               --                  --
     Interest rate swap agreements                    --                    17                --                   121

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

5. GAINS FROM SALE OF ASSETS

From time to time, Rayonier opportunistically sells non-strategic assets to monetize portions of its asset base. In October 1999, Rayonier sold a marine terminal and associated properties in Hoquiam, WA, to the Port of Grays Harbor for $9.5 million, with a gain of $7.7 million, as part of its program to divest non-strategic assets and reduce debt. In December 1997, the Company sold a 75 percent interest in approximately 6 percent of its timber holdings in New Zealand to a timber investment fund as part of a joint venture with the Company. Simultaneously, Rayonier acquired a 25 percent interest in two forests owned by the investment fund and received net cash proceeds of $11.7 million. Rayonier recorded a pretax gain of $8.4 million, $5.6 million after-tax, or 19 cents per share. Rayonier also has marketing and management responsibilities for the joint venture.

6. SMURFIT FORESTLANDS ACQUISITION

On October 25, 1999, Rayonier, through its subsidiary, Rayonier Timberlands Operating Company ("RTOC"), acquired approximately 968,000 owned and leased acres of forestland in Georgia, Florida and Alabama from Jefferson Smurfit Corporation (U.S.) ("JSC") in a business combination accounted for by the purchase method. In addition, RTOC and JSC entered into a Timber Cutting Agreement whereby RTOC has agreed to sell 1.4 million tons of timber to JSC at prevailing market prices for each of the years 2000 and 2001. The acquisition cost of $716.4 million, allocated to forestlands and land held for resale, was financed by $485 million in notes issued to JSC and $232 million in cash borrowed under a bank credit facility. JSC used these forestlands primarily to provide pulpwood fiber to its paperboard mills. RTOC plans to manage the forestlands and sell standing timber on an open-market basis.

The Statement of Consolidated Income for the year ended December 31, 1999, includes the results of operations for the acquired Smurfit forestlands from the date of acquisition, October 25, 1999, through December 31, 1999. The proforma results of operations of Rayonier for 1999 and 1998 are as follows, assuming the acquisition occurred on January 1, 1999 and 1998, respectively:

                                          1999              1998
                                          ----              ----
                                                (Unaudited)
   Sales                                $1,073,207        $1,064,286
   Operating income                        137,454           131,862
   Net income                               36,525            27,601
   Diluted EPS                                1.30              0.96

7. RAYONIER TIMBERLANDS, L.P.

 In the United States, Rayonier manages almost all of its forestlands and sells timber directly through Rayonier Timberlands Operating Company, L.P. (RTOC), a limited partnership created in 1985. Until January 1998, Rayonier owned 74.7 percent of the Class A Limited Partnership Units of RTOC's parent, Rayonier Timberlands, L.P. (RTLP), and the remaining 25.3 percent, or 5.06 million Class A Units, were publicly traded on the New York Stock Exchange. In January 1998, Rayonier acquired the publicly held units of RTLP in accordance with the terms of the RTLP Partnership Agreement for a cash purchase price of $13.00 per unit. The acquisition was accounted for under the purchase method and was financed by the utilization of existing credit facilities.

8. INCOME TAXES

The provision for income taxes consists of the following:

                                              1999         1998       1997
                                             -------     -------     ------
      CURRENT
          U.S. federal                       $20,200     $ 5,534     $6,531
          State and local                      1,004         535      1,292
          Foreign                              1,372       1,687      1,709
                                             -------     -------     ------
                                              22,576       7,756      9,532
                                             -------     -------     ------
      DEFERRED
          U.S. federal                        10,582      28,815     24,652
          State and local                        902         682        540
          Foreign                             (4,593)    (10,734)    (1,396)
                                             -------     -------     ------
                                               6,891      18,763     23,796
                                             -------     -------     ------
                                             $29,467     $26,519     $33,328
                                              ======      ======      ======

Deferred income taxes represent the tax effects related to recording revenues and expenses in different periods for financial reporting and tax return purposes. Deferred tax assets (liabilities) at December 31, 1999 and 1998 were related to the following principal timing differences:

                                                                     1999              1998
                                                                  ---------         ---------
     Accelerated depreciation and depletion                       $(154,649)        $(142,974)
     Reserves for dispositions and discontinued operations           32,243            35,477
     All other, net                                                   8,091               651
                                                                  ---------         ---------
                                                                  $(114,315)        $(106,846)
                                                                  =========         =========

A reconciliation of the income tax provision at the U.S. statutory rate to the reported income tax provision follows:

                                                                1999             1998             1997
                                                              --------         --------         --------
     Income tax provision at U.S. statutory rate              $ 34,342         $ 31,554         $ 42,226
     State and local taxes, net of federal tax benefit           1,239              791
                                                                                                   1,191
     Foreign operations                                         (2,563)          (2,541)          (5,647)
     Foreign sales corporations                                 (3,100)          (1,825)          (2,200)
     Research and development tax credits                         (588)          (1,508)
                                                                                                  (1,675)
     All other, net                                                137               48             (567)
                                                              --------         --------         --------

     Provision for income taxes - reported                    $ 29,467         $ 26,519         $ 33,328
                                                              ========         ========         ========


     Effective tax rate - %                                       30.0             29.4             27.6

9. NET INCOME PER COMMON SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share."

The following table provides details of the calculation of basic and diluted EPS for 1999, 1998 and 1997:

                                                         1999             1998             1997
                                                         ----             ----             ----
      Net income ...............................      $    68,653      $    63,635      $    87,319
                                                      ===========      ===========      ===========

      Shares used for determining basic EPS.....       27,681,845       28,118,402       28,820,115

      Dilutive effect of:
           Stock options .......................          253,580          266,441          389,131
           Contingent shares ...................          240,000          223,708          221,250
                                                      -----------      -----------      -----------
      Shares used for determining diluted EPS ..       28,175,425       28,608,551       29,430,496
                                                      ===========      ===========      ===========
      Basic EPS ................................      $      2.48      $      2.26      $      3.03
                                                      ===========      ===========      ===========
      Diluted EPS ..............................      $      2.44      $      2.22      $      2.97
                                                      ===========      ===========      ===========

10.   INVENTORIES

Rayonier's inventories included the following at December 31, 1999 and 1998:

                                               1999         1998
                                               ----         ----
Finished goods .......................      $ 52,984      $ 47,109
Work in process ......................        12,478        15,762
Raw materials ........................        17,947        13,212
Manufacturing and maintenance supplies        21,670        22,827
                                            --------      --------
                                            $105,079      $ 98,910
                                            ========      ========

11.   DEBT

Rayonier's debt included the following at December 31, 1999 and 1998:

                                                                                       1999            1998
                                                                                       ----            ----
Short-term bank loans at a weighted average rate of 7.32% ....................      $   92,828      $  130,119
Commercial paper at discount rates of 6.90% to 7.50% .........................          75,000         109,000
Medium-term notes due 2000-2001 at variable interest rates of 6.35% to 6.40% .          36,000          36,000
Medium-term notes due 2001-2004 at fixed interest rates of 6.0% to 6.15% .....          55,000          20,000
7.5% notes due 2002 ..........................................................         110,000         110,000
Pollution control and industrial revenue bonds due
         2000-2015 at fixed interest rates of 5.6% to 8.0% ...................          82,350          84,650
RTOC installment notes due 2007-2014 at fixed interest rates of 8.29% to 8.64%         485,000              --
RTOC term loan due 2004 at a weighted average interest rate of 7.77% .........         200,000              --
All other ....................................................................              --             175
                                                                                     ---------         -------
Total debt ...................................................................       1,136,178         489,944

Less:
Short-term bank loans ........................................................             828           1,619
Current maturities ...........................................................           2,420           2,475
                                                                                    ----------      ----------
Long-term debt ...............................................................      $1,132,930      $  485,850
                                                                                    ==========      ==========

Rayonier has revolving credit agreements with a group of banks that provide the Company with unsecured credit facilities totaling $300 million and expiring in 2002. The revolving credit facilities are used for direct borrowings and as credit support for a commercial paper program. As of December 31, 1999, the Company had $75 million of outstanding commercial paper and $215 million of available borrowings under its revolving credit facilities. In connection with the financing of the Smurfit forestland acquisition, RTOC entered into an agreement with a group of banks that provided RTOC with revolving credit facilities totaling $75 million and expiring in 2004. As of December 31, 1999, RTOC had $43 million of available borrowings under its revolving credit facilities. In addition, through currently effective shelf registration statements filed with the Securities and Exchange Commission, Rayonier may offer up to $150 million of new public debt securities.

Required repayments of debt are as follows:

2000                 $    3,248
2001                     43,185
2002                    197,310
2003                      2,330
2004                    334,465
2005-2015               555,640
                     ----------
                     $1,136,178
                     ==========


Medium-term notes, commercial paper and short-term bank loans totaling $187 million are classified as long-term debt because the Company has the ability and intends to refinance such maturities through continued short-term borrowings, available committed credit facilities or long-term borrowings. The most restrictive long-term debt covenant in effect for Rayonier at December 31, 1999, provided that the ratio of total debt to EBITDA not exceed 5.5 to 1 at the end of 1999 and at the end of each calendar quarter of 2000. Under the same covenant, effective March 31, 2001 and at the end of subsequent calendar quarters, that ratio cannot exceed 4.0 to 1. As of December 31, 1999, the ratio was 4.7 to 1. The most restrictive long-term debt covenants in effect for RTOC at December 31, 1999, provided that the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges not be less than 1.6 to 1, and that the ratio of consolidated total debt to consolidated cash flow available for fixed charges not exceed 4.5 to 1. As of December 31, 1999, the ratios were 2.2 to 1 and 4.2 to 1, respectively. In addition, $422 million of retained earnings was unrestricted as to the payment of dividends.

12.   DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions and discontinued operations include Rayonier's Port Angeles, WA, pulp mill, which was closed on February 28, 1997; its interest in the Grays Harbor, WA, pulp and paper complex, which was closed in 1992; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1986; Rayonier's Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition.

In the fourth quarter of 1996, Rayonier recorded a disposition charge, primarily related to the closure of the Port Angeles, WA, pulp mill. Dismantling and demolition of the mill began in 1997 and was completed in 1999. Environmental remediation at the mill site will commence in 2000 with completion expected by 2005. During 1997, Port Angeles pulp product sales contributed $3 million to operating income.

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

As of December 31, 1999 and 1998, Rayonier had $6.9 million and $11.5 million, respectively, of receivables, net of reserves, from insurance claims included in "Other assets." Such receivables represent the Company's claim for reimbursements in connection with property damage settlements relating to SWP's discontinued wood preserving operations.

Rayonier currently estimates that expenditures during 2000-2001 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $28 million. Such costs will be charged against Rayonier's reserves for estimated environmental obligations (including monitoring and remediation costs) that the Company believes are sufficient for costs expected to be incurred over the next 25-30 years with respect to dispositions and discontinued operations. At December 31, 1999, these reserves totaled approximately $169 million. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial condition or results of operations.

Reductions in reserves for dispositions, primarily related to completed projects associated with the closure of the Grays Harbor facility, that were recognized in income amounted to $1 million in 1998 and 1997.

An analysis of activity in the reserves for dispositions and discontinued operations for the three years ended December 31, 1999 follows:

                                         1999            1998           1997
                                         ----            ----           ----
Balance, January 1                    $ 181,365       $ 198,862       $ 223,978

Expenditures charged to reserves        (12,834)        (16,447)        (24,216)

Reductions recognized in income              --          (1,050)           (900)
                                      ---------       ---------       ---------

Balance, December 31                  $ 168,531       $ 181,365       $ 198,862
                                      =========       =========       =========

The expenditures charged to reserves in 1997 and 1998 mainly reflect costs incurred in connection with the closure of the Port Angeles, WA, pulp mill.

13.   SHAREHOLDERS' EQUITY

An analysis of activity in shareholders' equity for the three years ended December 31, 1999 follows:

                                                                                          Total
                                          Common Shares                Retained        Shareholders'
                                    Shares            Amount           Earnings          Equity
                                  ----------       -----------       ----------        ------------
BALANCE, JANUARY 1, 1997          29,282,455       $   145,679       $   477,711       $   623,390

Net income                                --                --            87,319            87,319
Dividends paid                            --                --           (34,523)          (34,523)
Incentive stock plans                124,679             4,892                --             4,892
Repurchase of Common Shares       (1,123,500)          (48,396)               --           (48,396)
                                 -----------       -----------       -----------       -----------
BALANCE, DECEMBER 31, 1997        28,283,634           102,175           530,507           632,682

Net income                                --                --            63,635            63,635
Dividends paid                            --                --           (34,744)          (34,744)
Incentive stock plans                112,154             3,934                --             3,934
Repurchase of Common Shares         (628,479)          (26,548)               --           (26,548)
                                 -----------       -----------       -----------       -----------
BALANCE, DECEMBER 31, 1998        27,767,309            79,561           559,398           638,959

Net income                                --                --            68,653            68,653
Dividends paid                            --                --           (35,669)          (35,669)
Incentive stock plans                191,652             4,748                --             4,748
Repurchase of Common Shares         (551,867)          (23,791)               --           (23,791)
                                 -----------       -----------       -----------       -----------
BALANCE, DECEMBER 31, 1999        27,407,094       $    60,518       $   592,382       $   652,900
                                 ===========       ===========       ===========       ===========

14. INCENTIVE STOCK PLANS

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

Restricted stock granted under the 1994 Plan vests after three years. During 1999 and 1997, 5,000 and 2,000 restricted shares were granted with grant-date fair values per share of $45.56 and $38.13 for 1999 and 1997, respectively. No restricted shares were granted in 1998.

In 1999, 1998 and 1997, 55,500, 91,500 and 93,000 Common Shares, respectively, were reserved for contingent performance shares. The actual number of performance shares to be issued is contingent upon the Company's total shareholder return, compared with a competitive peer group of 12 companies within the forest products industry over a three-year period. The grant-date fair values of the 1999, 1998 and 1997 performance shares were $45.56, $42.63 and $38.13, respectively.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock plans. The compensation cost recognized was $1,252, $2,837 and $3,904 in 1999, 1998 and 1997, respectively. Under SFAS No.
123, "Accounting for Stock Based Compensation," net income and earnings per share would have been reduced by $2,343 or 8 cents per share, $1,844 or 6 cents per share and $1,431 or 5 cents per share for 1999, 1998 and 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 3.4 percent, 3.1 percent and 3.0 percent; expected volatility of 25.7 percent for 1999, 24.1 percent for 1998 and 22.5 percent for 1997; risk-free interest rates of 4.7 percent, 5.8 percent and 6.3 percent; and an expected life of 7.5 years for all years. The weighted average fair value of options granted during the year was $10.91, $11.41 and $10.46 for 1999, 1998 and 1997, respectively.

A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:

                                            1999                         1998                        1997
                                      ----------------             ----------------            ----------------
                                                  Weighted                     Weighted                      Weighted
                                   Number          Average      Number          Average     Number           Average
                                     of          Exercisable      of          Exercisable     of           Exercisable
                                   Shares          Price        Shares          Price       Shares            Price
                                 ---------       -----------  ---------       -----------  ---------      ------------
Options outstanding at
  beginning of year              1,843,496       $   34.20    1,551,611       $   32.05    1,268,288       $   29.99
Granted - 1994 Incentive
  Stock Plan                       255,500       $   45.43      371,500       $   42.64      370,500       $   38.34
Exercised                         (160,349)      $   29.14      (66,618)      $   30.12      (80,345)      $   28.24
Canceled                           (27,005)      $   42.34      (12,997)      $   39.87       (6,832)      $   36.01
                                 ---------                    ---------                    ---------
Outstanding at end of year       1,911,642       $   36.01    1,843,496       $   34.20    1,551,611       $   32.05
                                 =========                    =========                    =========
Options exercisable at
  year-end                       1,317,190       $   32.85    1,130,690       $   30.67      857,833       $   29.23

The following table summarizes information about stock options outstanding at December 31, 1999:

                                   Options Outstanding
                          ------------------------------------
           Range                Number        Weighted Average       Options
            of               Outstanding          Remaining        Exercisable     Weighted Average
      Exercise Prices        at 12/31/99      Contractual Life     at 12/31/99      Exercise Price
      ---------------        -----------      ----------------     -----------      --------------
      $16.57 - $17.38           41,967            1.8 years           41,967            $17.27
      $28.88 - $33.50          935,845            4.9 years          935,845            $31.04
      $37.13 - $50.75          933,830            7.9 years          339,378            $39.77


15. EMPLOYEE BENEFIT PLANS

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

Rayonier has pension plans covering substantially all of its employees. Certain plans are subject to union negotiation. All costs of the plans are paid by Rayonier. The following tables set forth net periodic benefit cost of Rayonier plans, and total pension and postretirement benefit expense for the three years ended December 31:

                                                                     Pension                         Postretirement
                                                          ------------------------------      ----------------------------
                                                          1999        1998        1997        1999       1998         1997
                                                          ----        ----        ----        ----       ----         ----
Components of Net Periodic Benefit Cost
  Service cost                                          $  5,312    $  5,255    $  4,871    $    438   $    400     $    407
  Interest cost                                            8,147       7,803       7,461       1,341      1,328        1,305
  Actual return on plan assets                            (7,211)    (17,807)    (21,788)         --         --           --
  Amortization of prior service cost and deferrals        (2,631)      8,862      13,373        (434)
                                                                                                           (434)        (434)
  Amortization of (gains) losses                             142         384         207         618        634          572
                                                        --------    --------    --------    --------   --------     --------
  Net periodic benefit cost of Rayonier plans              3,759       4,497       4,124       1,963
                                                                                                          1,928        1,850
  Defined contribution plans                               2,222       2,056       2,437          --         --           --
  Multi-employer plans                                        --          --          --         525        550          592
                                                        --------    --------    --------    --------   --------     --------
  Total pension/postretirement benefit expense          $  5,981    $  6,553    $  6,561    $  2,488   $  2,478     $  2,442
                                                        ========    ========    ========    ========   ========     ========

The following tables set forth the funded status of the Rayonier pension and postretirement benefit plans, the amounts recognized in the balance sheets of the Company at December 31, 1999 and 1998, and the principal weighted-average assumptions inherent in their determination:

                                                                Pension                         Postretirement
                                                        -------------------------        --------------------------
                                                         1999              1998             1999             1998
                                                         ----              ----             ----             ----
Change in Benefit Obligation
   Benefit obligation at beginning of year             $ 123,770        $ 113,407        $  20,546        $  20,405
   Service cost                                            5,312            5,255              438              400
   Interest cost                                           8,147            7,803            1,341            1,328
   Actuarial (gain) loss                                 (14,208)           4,925           (1,581)            (199)
   Benefits paid                                          (7,360)          (7,620)          (1,374)          (1,388)
                                                       ---------        ---------        ---------        ---------
   Benefit obligation at end of year                     115,661          123,770           19,370           20,546
                                                       ---------        ---------        ---------        ---------


Change in Plan Assets
   Fair value of plan assets at beginning of year        130,170          119,862               --               --
   Actual return on plan assets                            7,211           17,698               --               --
   Employer contribution                                     162              748            1,374            1,388
   Other expense                                            (437)            (518)              --               --
   Benefits paid                                          (7,360)          (7,620)          (1,374)          (1,388)
                                                       ---------        ---------        ---------        ---------
   Fair value of plan assets at end of year              129,746          130,170               --               --
                                                       ---------        ---------        ---------        ---------


Reconciliation of Funded Status at End of Year
   Funded status                                          14,085            6,400          (19,370)         (20,546)
   Unrecognized prior service cost                         9,493           10,582           (3,083)          (3,517)
   Unrecognized actuarial net (gain) loss                (25,770)         (14,837)           7,392            9,591
   Unrecognized net transition obligation                 (2,183)          (2,844)              --               --
                                                       ---------        ---------        ---------        ---------

   (Accrued) prepaid benefit cost                       $ (4,375)       $    (699)       $ (15,061)       $ (14,472)
                                                       =========        =========        =========        =========

Weighted Average Assumptions as of December 31
   Return on plan assets                                    9.75%            9.75%              --               --
   Rate of compensation increase                            5.00%            5.00%              --               --
   Ultimate health care trend rate                            --               --             5.50%            5.00%
   Discount rate                                            7.75%            6.75%            7.75%            6.75%

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 6 percent for 1999, decreasing ratably to 5.5 percent in the year 2001. The following table shows the effect of a one percentage point change in assumed health care cost trends on:

                                      1 Percent
                                      ---------
                                  Increase   Decrease
                                  --------   --------
Year end benefit obligation        $ 744      $(710)
Total of service and interest
     cost components               $  63      $ (60)

16. COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. As of December 31, 1999, minimum rental commitments under operating leases were $5,878, $10,378, $1,877, $1,487 and $1,373 for 2000, 2001,
2002, 2003 and 2004, respectively. For the remaining years, such commitments amount to $3,274, aggregating total minimum lease payments of $24,267. Total rental expense for operating leases amounted to $7,173, $7,383 and $7,545, in 1999, 1998 and 1997, respectively. Additionally, the Company has indirectly guaranteed approximately $18.1 million of debt that is secured by equipment used by its vendors to provide products to the Company.

The Company has long-term leases on certain forestlands for use in its forestland business in the Southeast U.S. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally non-cancelable and require minimum annual rental payments. As of December 31, 1999, the future minimum lease payments were $4,472, $4,472, $4,353, $4,284 and $4,086 for 2000, 2001, 2002, 2003 and 2004,
respectively. For the remaining years, such commitments amount to $79,719 aggregating total minimum lease payments of $101,386 with an average remaining term of 17 years.

17. CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters.

LEGAL PROCEEDINGS

Rayonier has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U. S. Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes at seven sites, all of which relate to operations classified under "Dispositions and Discontinued Operations." Cost recovery actions against Rayonier and other PRPs are pending with respect to three of these sites. Rayonier has entered into or is in the process of negotiating consent orders for environmental remediation at five of these sites. Rayonier believes that an appropriate provision for remediation costs is included in its reserves for estimated environmental obligations, including the reserves for dispositions and discontinued operations. See Note 12. In addition, there are various lawsuits pending against or affecting Rayonier and its Subsidiaries, some of which involve claims for substantial sums, but whose outcomes are not expected to materially impact the Company's consolidated financial position or results of operations.

ENVIRONMENTAL MATTERS

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal that, in the opinion of management, will require substantial expenditures over the next 10 years. During 1997, the EPA finalized its Cluster Rules governing air emissions but, due to the specialty nature of Rayonier's products and operations, postponed finalizing water discharge rules and certain air emissions rules governing the Company's pulp mills. The Company continues to work with the EPA to establish such rules for the pulp mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, future capital costs associated with existing environmental rules will not have a material impact on the Company's consolidated financial position or results of operations.

Federal, state and local laws and regulations intended to protect threatened and endangered species as well as wetlands and waterways limit and may prevent timber harvesting, road building and other activities on the Company's forestlands. Over the past several years, the harvest of timber on private lands in the state of Washington has been restricted as a result of the listing of several species of birds and fish under the Endangered Species Act. The Company, through industry groups, has worked with the state of Washington to implement workable protective measures with respect to several endangered species. The effect has been to restrict harvesting on portions of the Company's Washington forestlands. The Company has taken account of these restrictions in its harvest plans. Such efforts are ongoing and, in the opinion of management, will not have a material impact on the Company's consolidated financial position or results of operations.

18.QUARTERLY RESULTS FOR 1999 AND 1998 (UNAUDITED)
   (thousands of dollars, except per share amounts)

                                            Quarter Ended
                        -------------------------------------------------------         Total
                        March 31        June 30        Sept. 30         Dec. 31          Year
                        --------        -------        --------         -------          ----
            1999
Sales                 $  226,396      $  258,023      $  255,453      $  295,999      $1,035,871

Operating income          29,444          33,751          32,113          40,422         135,730

Net income                15,130          17,077          17,134          19,312          68,653

Basic EPS                    .54             .62             .62             .70            2.48
Diluted EPS                  .54             .60             .61             .69            2.44


            1998
Sales                 $  225,414      $  254,011      $  258,740      $  270,401      $1,008,566

Operating income          34,157          35,172          25,368          29,426         124,123

Net income                18,196          18,440          12,841          14,158          63,635

Basic EPS                    .64             .65             .46             .51            2.26
Diluted EPS                  .63             .64             .45             .50            2.22

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAYONIER INC.

                                          By  GEORGE C. KAY
                                             --------------------------------
                                              George C. Kay
      March 17, 2000                      Vice President and Corporate
                                            Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                         DATE
              *                      Chairman of the
-----------------------------        Board, President,
        W. L. Nutter                 Chief Executive
(Principal Executive Officer)        Officer and Director


      GERALD J. POLLACK              Senior Vice President            March 17, 2000
-----------------------------        and Chief Financial
      Gerald J. Pollack              Officer
(Principal Financial Officer)

        GEORGE C. KAY                Vice President and               March 17, 2000
-----------------------------        Corporate Controller
        George C. Kay
    (Principal Accounting
          Officer)

              *                             Director
-----------------------------
       Rand V. Araskog

              *                             Director
-----------------------------
       Ronald M. Gross

              *                             Director
-----------------------------
      Paul G. Kirk, Jr.

              *                             Director
-----------------------------
     Katherine D. Ortega

              *                             Director
-----------------------------
     Burnell R. Roberts

              *                             Director
-----------------------------
       Carl S. Sloane

              *                             Director
-----------------------------
   Nicholas L. Trivisonno

              *                             Director
-----------------------------
       Gordon I. Ulmer


   *By GERALD J. POLLACK                                              March 17, 2000
-----------------------------
      Attorney-In-Fact

                                       A

                                 EXHIBIT INDEX

    Exhibit No.            Description                           Location
      2.1          Purchase and Sale Agreement           Incorporated by reference
                   dated July 28, 1999 between           to Exhibit 2.1 to the
                   Rayonier Inc. and Jefferson           Registrant's November 12,
                   Smurfit Corporation (U.S.)            1999 Form 8-K/A, Amendment
                                                         No. 1

      2.2          First Amendment to the Purchase       Incorporated by reference
                   and Sale Agreement dated              to Exhibit 2.2 to the
                   October 25, 1999 between              Registrant's November 12,
                   Rayonier Inc. and Jefferson           1999 Form 8-K/A, Amendment
                   Smurfit Corporation (U.S.)            No. 1

      2.3          Assignment and Assumption             Incorporated by reference
                   Agreement dated October 25,           to Exhibit 2.3 to the
                   1999 between Jefferson Smurfit        Registrant's November 12,
                   Corporation (U.S.) and Timber         1999 Form 8-K/A, Amendment
                   Capital Holdings LLC                  No. 1

      2.4          Assignment Agreement dated            Incorporated by reference
                   October 25, 1999 between              to Exhibit 2.4 to the
                   Rayonier Inc. and Rayonier            Registrant's November 12,
                   Timberlands Operating Company,        1999 Form 8-K/A, Amendment
                   L.P.                                  No. 1

      2.5          Timber Cutting Agreement dated        Incorporated by reference
                   October 25, 1999 between              to Exhibit 2.5 to the
                   Rayonier Inc. and Jefferson           Registrant's November 12,
                   Smurfit Corporation (U.S.)            1999 Form 8-K/A, Amendment
                                                         No. 1

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

                                       B

                                 EXHIBIT INDEX

    Exhibit No.            Description                           Location
      4.5          Amendment No.1, dated as of           Incorporated by reference
                   June 16, 1995 to the $100             to Exhibit 4.1 to the
                   million 364-day Revolving             Registrant's June 30, 1996
                   Credit Agreement dated as of          Form 10-Q
                   April 14, 1995 among Rayonier
                   Inc. as Borrower and the banks
                   named therein as Banks,
                   Citibank, N.A. as
                   Administrative Agent and
                   Citicorp Securities, Inc. and
                   the Toronto-Dominion Bank as
                   Arrangers

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

     4.10          Amendment No. 1 and Waiver            Filed herewith
                   dated as of October 1, 1999 to
                   the Amended and Restated
                   Revolving Credit Agreement
                   dated as of April 11, 1997 for
                   the $200 million Revolving
                   Credit Agreement among
                   Rayonier Inc. as Borrower and
                   the banks named therein as
                   Banks, Citibank, N.A. as
                   Administrative Agent and
                   Citicorp Securities, Inc. and
                   the Toronto-Dominion Bank as
                   Arrangers.

                                       C

                                 EXHIBIT INDEX

    Exhibit No.            Description                           Location
     4.11          Credit Agreement dated as of          Incorporated by reference
                   October 25, 1999 between              to Exhibit 4.1 to the
                   Rayonier Timberlands Operating        Registrant's September 30,
                   Company, L.P. and Credit Suisse       1999 Form 10-Q
                   First Boston, Morgan Stanley
                   Senior Funding, Inc. and
                   Citibank, N.A.

     4.12          Note Purchase Agreement dated         Incorporated by reference
                   as of October 25, 1999 between        to Exhibit 4.2 to the
                   Rayonier Timberlands Operating        Registrant's September 30,
                   Company, L.P. and Timber              1999 Form 10-Q
                   Capital Holdings LLC.

     4.13          Other instruments defining the        Not required to be filed.
                   rights of security holders,           The Registrant hereby
                   including indentures                  agrees to file with the
                                                         Commission a copy of
                                                         any other instrument
                                                         defining the rights of
                                                         holders of the
                                                         Registrant's long-term
                                                         debt upon request of
                                                         the Commission

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

                                       D

                                 EXHIBIT INDEX

    Exhibit No.            Description                           Location
     10.10         Form of Indemnification               Incorporated by reference
                   Agreement between Registrant          to Exhibit 10.1 to the
                   and directors of Rayonier             Registrant's March 31,
                   Forest Resources Company, its         1994 Form 10-Q
                   wholly owned subsidiary which
                   is Managing General Partner of
                   Rayonier Timberlands, L.P., who
                   are not also directors of
                   Registrant

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

     10.21         Consulting Agreement dated            Incorporated by reference
                   October 19, 1998 between              to Exhibit 10.21 to the
                   Rayonier Inc. and Ronald M.           Registrant's December 31,
                   Gross                                 1998 Form 10-K

     10.22         Form of Rayonier Outside Directors    Filed herewith
                   Compensation Program/Cash Deferral
                   Option Agreement

     10.23         Other material contracts              None


                                       E

                                 EXHIBIT INDEX

    Exhibit No.            Description                           Location

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

                                       F