Form 10-Q
period 2000-03-31
RAYONIER INC
filed 2000-05-15
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

YES (X) NO ( )

As of May 3, 2000, there were outstanding 27,357,440 Common Shares of the Registrant.

                                  RAYONIER INC.
                                    FORM 10-Q
                                 MARCH 31, 2000
                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
              PART I.      FINANCIAL INFORMATION

              Item l.      Financial Statements

                           Statements of Consolidated Income for the
                           Three Months Ended March 31, 2000 and 1999                                1

                           Consolidated Balance Sheets as of March 31, 2000
                           and December 3l, 1999                                                     2

                           Statements of Consolidated Cash Flows for the
                           Three Months Ended March 31, 2000 and 1999                                3

                           Notes to Consolidated Financial Statements                                4

              Item 2.      Management's Discussion and Analysis
                           of Financial Condition and Results of Operations                          5

              Item 3.      Selected Operating Data                                                   8

                           Selected Supplemental Financial Data                                      9

              PART II.     OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                                          10

                           Signature                                                                 10

                           Exhibit Index                                                             11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. and Subsidiaries (Rayonier or the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. For a full description of accounting policies, please refer to the Notes to Consolidated Financial Statements in the 1999 Annual Report on Form l0-K.

                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                           ---------
                                                                                      2000           1999
                                                                                    --------       --------

     SALES                                                                          $289,155       $226,396
                                                                                    --------       --------

     Costs and expenses

         Cost of sales                                                               226,140        188,681

         Selling and general expenses                                                  9,936          9,465

         Other operating expense (income), net                                         1,573         (1,194)
                                                                                    --------       --------
                                                                                     237,649        196,952
                                                                                    --------       --------

     OPERATING INCOME                                                                 51,506         29,444

     Interest expense                                                                (22,790)        (7,703)

     Interest and miscellaneous income, net                                              167            713

     Gains from sale of assets                                                        23,147              -
                                                                                    --------       --------

     Income before income taxes                                                       52,030         22,454

     Income tax expense                                                              (16,557)        (7,324)
                                                                                    --------       --------


     NET INCOME                                                                     $ 35,473       $ 15,130
                                                                                    ========       ========

     EARNINGS PER COMMON SHARE
           Basic                                                                    $   1.30       $   0.54
                                                                                    ========       ========
           Diluted                                                                  $   1.27       $   0.54
                                                                                    ========       ========

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                               ASSETS

                                                                          March 31,       December 31,
                                                                            2000              1999
                                                                         ----------       ------------
CURRENT ASSETS
     Cash and short-term investments                                     $   21,742       $   12,265
     Accounts receivable, less allowance for doubtful
       accounts of $4,863 and $4,859                                        122,607          103,535
     Inventories
       Finished goods                                                        56,715           52,984
       Work in process                                                       12,409           12,478
       Raw materials                                                         12,888           17,947
       Manufacturing and maintenance supplies                                23,343           21,670
                                                                         ----------       ----------
         Total inventories                                                  105,355          105,079

     Timber purchase agreements                                              27,343           30,477
     Other current assets                                                    16,215           11,107
     Deferred income taxes                                                    8,609            9,143
                                                                         ----------       ----------
         Total current assets                                               301,871          271,606

OTHER ASSETS                                                                 67,204           77,094

TIMBER PURCHASE AGREEMENTS                                                   10,774            7,816

TIMBER, FORESTLANDS AND LOGGING ROADS,
  NET OF DEPLETION AND AMORTIZATION                                       1,219,114        1,247,547

PROPERTY, PLANT AND EQUIPMENT, NET
     Land, buildings, machinery and equipment                             1,344,899        1,333,789
     Less accumulated depreciation                                          678,462          657,625
                                                                         ----------       ----------
         Total property, plant and equipment, net                           666,437          676,164
                                                                         ----------       ----------

TOTAL ASSETS                                                             $2,265,400       $2,280,227
                                                                         ==========       ==========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $   71,627       $   74,035
     Bank loans and current maturities                                       12,420            3,248
     Accrued taxes                                                           30,010           15,148
     Accrued payroll and benefits                                            22,445           22,405
     Accrued interest                                                        25,987           11,160
     Other current liabilities                                               43,195           48,895
     Current reserves for dispositions and discontinued operations           19,492           18,980
                                                                         ----------       ----------
         Total current liabilities                                          225,176          193,871

DEFERRED INCOME TAXES                                                       126,243          123,458

LONG-TERM DEBT                                                            1,062,930        1,132,930

NON-CURRENT RESERVES FOR DISPOSITIONS
  AND DISCONTINUED OPERATIONS                                               146,307          149,551

OTHER NON-CURRENT LIABILITIES                                                28,465           27,517

SHAREHOLDERS' EQUITY
     Common shares, 60,000,000 shares authorized,
       27,361,696 and 27,407,094 shares issued and outstanding               58,273           60,518
     Retained earnings                                                      618,006          592,382
                                                                         ----------       ----------
                                                                            676,279          652,900
                                                                         ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $2,265,400       $2,280,227
                                                                         ==========       ==========

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                              ---------
                                                                                         2000            1999
                                                                                       --------        --------

OPERATING ACTIVITIES

Net income                                                                             $ 35,473        $ 15,130
Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation, depletion and amortization                                            37,434          26,696
     Deferred income taxes                                                                2,319           2,848
     Gains from sale of assets                                                          (23,147)              -
     Non-cash cost of land sales                                                            808           2,572
Increase in other non-current liabilities                                                   948             450
Change in accounts receivable, inventories
  and accounts payable                                                                  (22,564)         (3,401)
Decrease (increase) in current timber purchase agreements                                 3,134            (572)
Increase in other current assets                                                         (5,108)         (3,189)
Increase in accrued liabilities                                                          24,029           9,974
                                                                                       --------        --------

CASH PROVIDED BY OPERATING ACTIVITIES                                                    53,326          50,508
                                                                                       --------        --------


INVESTING ACTIVITIES

Capital expenditures                                                                    (23,149)        (13,736)
Sales, retirements and reclassifications of property, plant and equipment, net           (2,381)             24
Expenditures for dispositions and discontinued operations,
  net of tax benefits of $1,000 and $1,178                                               (1,732)         (2,039)
Proceeds from sale of assets, net of cash costs                                          49,403               -
Change in timber purchase agreements and other assets                                     6,932           1,350
                                                                                       --------        --------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                         29,073         (14,401)
                                                                                       --------        --------


FINANCING ACTIVITIES

Issuance of debt                                                                         15,000          59,853
Repayments of debt                                                                      (75,828)        (87,675)
Dividends paid                                                                           (9,849)         (8,627)
Repurchase of common shares                                                              (3,543)         (1,523)
Issuance of common shares                                                                 1,298             892
                                                                                       --------        --------

CASH USED FOR FINANCING ACTIVITIES                                                      (72,922)        (37,080)
                                                                                       --------        --------

CASH AND SHORT-TERM INVESTMENTS

Increase (decrease) in cash and short-term investments                                    9,477            (973)
Balance at beginning of period                                                           12,265           6,635
                                                                                       --------        --------
Balance at end of period                                                               $ 21,742        $  5,662
                                                                                       ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                                          $  7,963        $  3,694
                                                                                       ========        ========
     Income taxes                                                                      $    799        $    216
                                                                                       ========        ========

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

1.     EARNINGS PER COMMON SHARE

       The following table provides details of the calculation of basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for the three months ended March 31, 2000 and 1999.

                                                                               2000              1999
                                                                               ----              ----

       Net Income                                                          $    35,473       $    15,130
                                                                           ===========       ===========

       Shares used for determining basic earnings per common share          27,390,362        27,806,659

       Dilutive effect of
           Stock options                                                       186,588           230,249
           Contingent shares                                                   360,000           240,000
                                                                           -----------       -----------

       Shares used for determining diluted earnings per common share        27,936,950        28,276,908
                                                                           ===========       ===========

       Basic earnings per common share                                     $      1.30       $      0.54
                                                                           ===========       ===========
       Diluted earnings per common share                                   $      1.27       $      0.54
                                                                           ===========       ===========

2.     GAINS FROM SALE OF ASSETS

       From time to time, Rayonier opportunistically sells non-strategic assets to monetize portions of its asset base. In March 2000, Rayonier sold approximately 57,000 acres of Southeastern United States forestland to various third parties for $49.6 million, resulting in a pre-tax gain of $23.1 million ($14.4 million after tax, or $0.51 per diluted common share). The proceeds of these sales were used to reduce debt.

3.     RECLASSIFICATIONS

       Certain reclassifications of the prior year amounts have been made to conform with the current year presentation.

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

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's reportable business units for the three months ended March 31, 2000 and 1999 were as follows (thousands of dollars):

                                              Three Months Ended
                                                  March 31,
                                                  ---------

                                            2000             1999
                                          ---------        ---------
SALES
-----

Timber and Wood Products
   Forest Resources and Trading           $ 124,569        $ 100,042
   Wood Products                             31,639           24,628
                                          ---------        ---------
     Total Timber and Wood Products         156,208          124,670
                                          ---------        ---------

Specialty Pulp Products
    Chemical Cellulose                       74,779           62,840
    Fluff and Specialty Paper Pulps          58,363           39,029
                                          ---------        ---------
     Total Specialty Pulp Products          133,142          101,869
                                          ---------        ---------

Intersegment eliminations                      (195)            (143)
                                          ---------        ---------

     Total sales                          $ 289,155        $ 226,396
                                          =========        =========

OPERATING INCOME (LOSS)
-----------------------

Timber and Wood Products
    Forest Resources and Trading          $  41,665        $  28,517
    Wood Products                            (1,397)            (901)
                                          ---------        ---------
     Total Timber and Wood Products          40,268           27,616

Specialty Pulp Products                      17,501            5,866

Corporate and other                          (6,263)          (4,038)
                                          ---------        ---------

     Total operating income               $  51,506        $  29,444
                                          =========        =========

RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales for the first quarter of 2000 were $289 million, $63 million above the first quarter of 1999. The sales improvement was due to increased log trading activity and timber harvesting in the Northwest U. S., higher volumes in the Southeast U. S. resulting from the acquisition of the Smurfit forestlands, higher pulp shipments, and higher fluff pulp pricing. Operating income of $52 million was $22 million higher than the first quarter of 1999, primarily related to the stronger U.S. timber results and fluff pulp pricing.

TIMBER AND WOOD PRODUCTS

Sales and operating income for first quarter 2000 were higher than first quarter 1999 by $32 million and $13 million, respectively.

       FOREST RESOURCES AND TRADING

       Forest Resources and Trading sales for the first quarter of 2000 were $125 million, $25 million higher than last year's first quarter. Operating income of $42 million was $13 million higher than prior year. The sales improvement was the result of unusually strong Northwest U.S. timber volumes and prices, increased volumes in the Southeast U.S. resulting from the Smurfit forestlands acquisition, and higher log trading activity in Asian and U.S. markets. Domestic timber sales remained strong due to a robust U.S. economy, while export demand for timber benefited from the continuing Asian recovery. These improvements in sales were partially offset by lower prices in the Southeast U.S. and reduced log trading volumes in New Zealand. Operating income improved primarily as the result of the strong Northwest U.S. timber sales activity in first quarter 2000.

       WOOD PRODUCTS

       Wood Products sales of $32 million for this year's first quarter were $7 million higher than last year, due to increased lumber and medium-density-fiberboard (MDF) sales volumes, while the operating loss of $1 million, excluding $0.5 million in foreign exchange losses, was essentially flat compared to the prior year. Favorable operating and price improvements at the Company's MDF plant in New Zealand were offset by unfavorable log costs at the Company's Southeast U.S. lumber mills.

SPECIALTY PULP PRODUCTS

Sales of Specialty Pulp Products for the first quarter of 2000 were $133 million, $31 million higher than first quarter 1999. Operating income for first quarter 2000 of $18 million was $12 million higher than the prior year. Fluff and specialty paper pulp prices increased 22 percent, while overall volumes for chemical cellulose, fluff and paper pulps increased 21 percent. Pulp markets continued to trend upward with tighter inventories, and fluff pulp price increases matching or exceeding those for commodity grades.

CORPORATE AND OTHER

Corporate and other costs for the first quarter of 2000 were greater than 1999 principally as a result of costs associated with the headquarters relocation from Stamford, CT to Jacksonville, FL.

OTHER INCOME / EXPENSE

Interest expense of $23 million for the first quarter of 2000 was $15 million higher than first quarter 1999, reflecting higher debt levels associated with the Smurfit forestland acquisition and slightly higher interest rates.

In March 2000, Rayonier sold approximately 57,000 acres of non-strategic Southeast U.S. forestland to various third parties for $49.6 million, resulting in a pre-tax gain of $23.1 million ($14.4 million after tax, or $0.51 per diluted common share). The proceeds of these sales were used to reduce debt.

The effective tax rate of 31.8 percent for the first quarter of 2000 was slightly below the 32.6 percent rate in first quarter 1999. The effective tax rates continue to be below U.S. statutory rates, resulting from the lower tax rates in effect for foreign subsidiaries and various tax credits.

NET INCOME

Net income for the first quarter of 2000 was $35.5 million, or $1.27 per diluted common share, compared to $15.1 million, or $0.54 per diluted common share, for the first quarter of 1999. First quarter 2000 included $14.4 million, or $0.51 per diluted common share, on gains from the sale of non-strategic forestland.

OTHER ITEMS

The Company believes that the Northwest U.S. harvest levels achieved in first quarter 2000 were atypically high and will not be sustained over the rest of the year. Fluff pulp prices are expected to continue to increase and will further improve Specialty Pulp Products results over the next several quarters. Overall, the Company believes that, with the improving strength in many of its markets, anticipated 2000 earnings will exceed 1999 levels.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities of $53 million for the first three months of 2000 increased $3 million from 1999, primarily as a result of the improvements in net income. Cash flow provided by investing activities for the first three months of 2000 was $29 million, primarily as a result of monetizing certain non-strategic forestlands. EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales) for first quarter 2000 amounted to $90 million, $31 million higher than first quarter 1999 results. Cash provided by operating activities along with cash from investing activities helped to finance capital expenditures of $23 million, dividends of $10 million, the repurchase of common shares for $3.5 million, and allowed for the repayment of $61 million of debt. Free cash flow (defined as income from continuing operations plus depreciation, depletion and amortization, deferred income taxes and changes in working capital, less custodial capital spending and prior-year dividend levels) increased $38 million to $71 million in first quarter 2000, primarily as a result of higher net income and working capital changes.

The Company repurchased 85,600 of its shares during the first quarter of 2000 at an average cost of $41.39, for a total of $3.5 million. During the first quarter of 1999, the Company repurchased 37,400 shares at an average cost of $40.52 for a total of $1.5 million.

At March 31, 2000, debt was $1.075 billion and the debt-to-capital ratio was
61.4 percent, compared to debt of $1.136 billion and a debt-to-capital ratio of
63.5 percent at December 31, 1999. Excluding U.S. timberland external debt, corporate debt was $360 million, a reduction of $59 million from December 31, 1999 and $102 million from March 31, 1999. The Company has unsecured credit facilities totaling $300 million, which were used as support for $52 million of outstanding commercial paper. As of March 31, 2000, Rayonier had $248 million available under its revolving credit facilities.

In connection with the financing of the Smurfit forestland acquisition, Rayonier Timberlands Operating Company, L.P. (RTOC), a wholly-owned limited partnership, issued notes totaling $485 million, and entered into an agreement with a group of banks that provided RTOC with an unsecured term loan of $200 million and revolving credit facilities totaling $75 million, which expire in 2004. As of March 31, 2000 and December 31, 1999, RTOC's outstanding external debt was $715 million and $717 million, respectively. RTOC had $45 million of available borrowings under its revolving credit facilities as of March 31, 2000.

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

SAFE HARBOR

Comments about market trends, anticipated earnings and future activities in 2000 and beyond, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends; interest rate and currency movements; fluctuations in demand for specialty chemical cellulose and fluff pulps, export and domestic logs, and wood products; the impact of such market factors on the Company's timber sales in the U.S. and New Zealand; production costs for wood products and for specialty pulps, particularly for raw materials such as wood and chemicals; governmental policies and regulations affecting the environment, import and export controls, and taxes.

ITEM 3.  SELECTED OPERATING DATA

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                      ---------
                                                                                  2000         1999
                                                                                  ----         ----
TIMBER AND WOOD PRODUCTS

     Log trading sales volume
         North America, in millions of board feet                                   62           30
         New Zealand, in thousands of cubic meters                                 244          272
         Other, in thousands of cubic meters                                       119          110

     Timber sales volume
         Northwest U.S., in millions of board feet                                  90           65
         Southeast U.S., in thousands of short green tons                          999          533
         New Zealand, in thousands of cubic meters                                 253          270

     Lumber sales volume, in millions of board feet                                 65           56

     Medium-density-fiberboard sales volume,
       in thousands of cubic meters                                                 37           27

     Intercompany timber sales volume
         Northwest U.S., in millions of board feet                                  20           10
         Southeast U.S., in thousands of short green tons                           12            7
         New Zealand, in thousands of cubic meters                                 109          121


SPECIALTY PULP PRODUCTS

     Pulp sales volume
         Chemical cellulose, in thousands of metric tons                            89           74
         Fluff and specialty paper pulp, in thousands of metric tons                94           77

     Production as a percent of capacity                                        104.0%       100.6%

SELECTED SUPPLEMENTAL FINANCIAL DATA (thousands of dollars, except per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------

                                                                   2000           1999
                                                                   ----           ----
GEOGRAPHICAL DATA (NON-U.S.)
     Sales
        New Zealand                                              $ 19,294        $ 18,284
        Other                                                      11,138           9,982
                                                                 --------        --------
          Total                                                  $ 30,432        $ 28,266
                                                                 ========        ========

     Operating Loss
        New Zealand                                              $ (1,109)       $ (1,635)
        Other                                                         (40)           (306)
                                                                 --------        --------
          Total                                                  $ (1,149)       $ (1,941)
                                                                 ========        ========

FOREST RESOURCES
     Sales
        Northwest U.S.                                           $ 34,298        $ 23,866
        Southeast U.S.                                             27,342          16,942
        New Zealand                                                 4,558           5,362
                                                                 --------        --------
          Total                                                  $ 66,198        $ 46,170
                                                                 ========        ========

     Operating Income
        Northwest U.S.                                           $ 29,629        $ 18,566
        Southeast U.S.                                             12,885          12,463
        New Zealand                                                 1,122             998
                                                                 --------        --------
          Total                                                  $ 43,636        $ 32,027
                                                                 ========        ========

     EBITDA per share
        Northwest U.S.                                           $   1.11        $   0.69
        Southeast U.S.                                               0.86            0.54
        New Zealand                                                  0.14            0.14
                                                                 --------        --------
          Total                                                  $   2.11        $   1.37
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


                                           RAYONIER INC.  (Registrant)
                                           ---------------------------


                                           BY:  GEORGE C. KAY
                                                -------------
                                                George C. Kay
                                                Vice President and
                                                Corporate Controller
                                                (Chief Accounting Officer)

May 15, 2000

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

         10                    Material contracts                                                None

         11                    Statement re: computation of per share earnings                   Not required to be filed

         12                    Statement re: computation of ratios                               Filed herewith

         15                    Letter re: unaudited interim financial information                None

         18                    Letter re: change in accounting principles                        None

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