Form 10-Q
period 2000-06-30
RAYONIER INC
filed 2000-08-10
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

YES (X) NO ( )


As of July 31, 2000, there were outstanding 27,207,040 Common Shares of the Registrant.

                                  RAYONIER INC.
                                    FORM 10-Q
                                  JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION

Item l.      Financial Statements

             Statements of Consolidated Income for the
             Three Months and Six Months Ended June 30, 2000 and 1999          1

             Consolidated Balance Sheets as of June 30, 2000
             and December 3l, 1999                                             2

             Statements of Consolidated Cash Flows for the
             Six Months Ended June 30, 2000 and 1999                           3

             Notes to Consolidated Financial Statements                        4

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations                  5

Item 3.      Selected Operating Data                                           9

             Selected Supplemental Financial Data                             10


PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders              11

Item 6.      Exhibits and Reports on Form 8-K                                 11

             Signature                                                        11

             Exhibit Index                                                    12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Inc. and subsidiaries (Rayonier or the Company), all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. For a full description of accounting policies, please refer to the Notes to Consolidated Financial Statements in the l999 Annual Report on Form l0-K.


                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                           Three Months Ended                Six Months Ended
                                                                                June 30,                         June 30,
                                                                                --------                         --------

                                                                          2000            1999             2000            1999
                                                                      ------------   ------------      ------------   ------------
     SALES                                                            $    283,552   $    258,023      $    572,707   $    484,419
                                                                      ------------   ------------      ------------   ------------

     Costs and expenses

         Cost of sales                                                     225,922        215,198           452,062        403,879

         Selling and general expenses                                        9,416          9,785            19,352         19,250

         Other operating expense (income), net                                 948           (711)            2,521         (1,905)
                                                                      ------------   ------------      ------------   ------------
                                                                           236,286        224,272           473,935        421,224
                                                                      ------------   ------------      ------------   ------------

     OPERATING INCOME                                                       47,266         33,751            98,772         63,195

     Interest expense                                                      (21,612)        (7,683)          (44,402)       (15,387)

     Miscellaneous (expense) income, net                                      (790)          (233)             (623)           481

     Gains from sale of assets                                                   -              -            23,147              -
                                                                      ------------   ------------      ------------   ------------
     Income before income taxes                                             24,864         25,835            76,894         48,289

     Income tax expense                                                     (7,433)        (8,758)          (23,990)       (16,082)
                                                                      ------------   ------------      ------------   ------------
     NET INCOME                                                       $     17,431   $     17,077      $     52,904   $     32,207
                                                                      ============   ============      ============   ============

     EARNINGS PER COMMON SHARE
             Basic                                                    $       0.64   $       0.62      $       1.93   $       1.16
                                                                      ============   ============      ============   ============
             Diluted                                                  $       0.63   $       0.60      $       1.90   $       1.14
                                                                      ============   ============      ============   ============

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                      June 30,                   December 31,
                                                                                        2000                         1999
                                                                                    -------------               --------------
CURRENT ASSETS
     Cash and short-term investments                                                $      14,416               $       12,265
     Accounts receivable, less allowance for doubtful
       accounts of $4,831 and $4,859                                                      112,957                      103,535
     Inventories
         Finished goods                                                                    49,786                       52,984
         Work in process                                                                    9,832                       12,478
         Raw materials                                                                     12,064                       17,947
         Manufacturing and maintenance supplies                                            21,688                       21,670
                                                                                    -------------               --------------
              Total inventories                                                            93,370                      105,079

     Timber purchase agreements                                                            36,987                       30,477
     Other current assets                                                                  13,416                       11,107
     Deferred income taxes                                                                  8,073                        9,143
                                                                                    -------------               --------------
         Total current assets                                                             279,219                      271,606
                                                                                    -------------               --------------

OTHER ASSETS                                                                               65,746                       77,094

TIMBER PURCHASE AGREEMENTS                                                                 10,363                        7,816

TIMBER, FORESTLANDS AND LOGGING ROADS,
     NET OF DEPLETION AND AMORTIZATION                                                  1,217,666                    1,247,547

PROPERTY, PLANT AND EQUIPMENT, NET
     Land, buildings, machinery and equipment                                           1,351,427                    1,333,789
     Less accumulated depreciation                                                        695,595                      657,625
                                                                                    -------------               --------------
                                                                                          655,832                      676,164
                                                                                    -------------               --------------

TOTAL ASSETS                                                                        $   2,228,826                $   2,280,227
                                                                                    =============                =============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                               $      74,213                $      74,035
     Bank loans and current maturities                                                      2,734                        3,248
     Accrued taxes                                                                         26,133                       15,148
     Accrued payroll and benefits                                                          22,803                       22,405
     Accrued interest                                                                      11,989                       11,160
     Other current liabilities                                                             38,114                       48,895
     Current reserves for dispositions and discontinued operations                         19,573                       18,980
                                                                                    -------------               --------------
         Total current liabilities                                                        195,559                      193,871

DEFERRED INCOME TAXES                                                                     129,029                      123,458

LONG-TERM DEBT                                                                          1,050,245                    1,132,930

NON-CURRENT RESERVES FOR DISPOSITIONS
     AND DISCONTINUED OPERATIONS                                                          144,038                      149,551

OTHER NON-CURRENT LIABILITIES                                                              31,430                       27,517

SHAREHOLDERS' EQUITY
     Common shares, 60,000,000 shares authorized,
       27,231,040 and 27,407,094 shares issued and outstanding                             52,928                       60,518
     Retained earnings                                                                    625,597                      592,382
                                                                                    -------------               --------------
                                                                                          678,525                      652,900
                                                                                    -------------               --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $   2,228,826                $   2,280,227
                                                                                    =============                =============

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                          -------------------------------
                                                                                            2000                   1999
                                                                                          ---------             ---------
OPERATING ACTIVITIES

Net income                                                                                $  52,904             $  32,207
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation, depletion and amortization                                                73,388                50,124
     Deferred income taxes                                                                    4,839                 5,663
     Gains from sale of assets                                                              (23,147)                  -
     Non-cash cost of land sales                                                              1,215                 2,878
Increase in other non-current liabilities                                                     3,913                 1,584
Change in accounts receivable, inventories
  and accounts payable                                                                        1,250                 5,730
Increase in current timber purchase agreements                                               (6,510)               (2,138)
Increase in other current assets                                                             (2,309)                 (348)
Increase in accrued liabilities                                                               1,431                 7,866
                                                                                          ---------             ---------

CASH PROVIDED BY OPERATING ACTIVITIES                                                       106,974               103,566
                                                                                          ---------             ---------

INVESTING ACTIVITIES

Capital expenditures                                                                        (47,420)              (43,453)
Sales, retirements and reclassifications of property, plant and equipment, net               (2,011)                 (311)
Expenditures for dispositions and discontinued operations,
  net of tax benefits of $1,802 and $2,773                                                   (3,118)               (4,798)
Proceeds from sale of assets, net of cash costs                                              49,403                   -
Change in timber purchase agreements and other assets                                         8,801                 1,500
                                                                                          ---------             ---------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                              5,655               (47,062)
                                                                                          ---------             ---------

FINANCING ACTIVITIES

Issuance of debt                                                                             55,549                99,861
Repayments of debt                                                                         (138,748)             (137,436)
Dividends paid                                                                              (19,652)              (17,244)
Repurchase of common shares                                                                  (9,350)               (5,600)
Issuance of common shares                                                                     1,723                 2,997
                                                                                          ---------             ---------

CASH USED FOR FINANCING ACTIVITIES                                                         (110,478)              (57,422)
                                                                                          ---------             ---------

CASH AND SHORT-TERM INVESTMENTS

Increase (decrease) in cash and short-term investments                                        2,151                  (918)
Balance at beginning of period                                                               12,265                 6,635
                                                                                          ---------             ---------
Balance at end of period                                                                  $  14,416             $   5,717
                                                                                          =========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
     Interest                                                                             $  43,574             $  14,132
                                                                                          =========             =========
     Income taxes                                                                         $  11,208             $   4,622
                                                                                          =========             =========

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



1.   EARNINGS PER COMMON SHARE

     The following table provides details of the calculation of basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for the three months and six months ended June 30, 2000 and 1999.

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                              June 30,

                                                            2000                1999               2000               1999
                                                         -----------        -----------        -----------        -----------
     Net income                                          $    17,431        $    17,077        $    52,904        $    32,207
                                                         ===========        ===========        ===========        ===========

     Shares used for determining basic earnings
       per common share                                   27,324,476         27,785,931         27,357,419         27,796,186
     Dilutive effect of
         Stock options                                       192,293            307,947            193,325            269,111
         Contingent shares                                   360,000            240,000            360,000            240,000
                                                         -----------        -----------        -----------        -----------

     Shares used for determining diluted earnings
       per common share                                   27,876,769         28,333,878         27,910,744         28,305,297
                                                         ===========        ===========        ===========        ===========

     Basic earnings per common share                     $      0.64        $      0.62        $      1.93        $      1.16
                                                         ===========        ===========        ===========        ===========
     Diluted earnings per common share                   $      0.63        $      0.60        $      1.90        $      1.14
                                                         ===========        ===========        ===========        ===========


2.   GAINS FROM SALE OF ASSETS

     From time to time, Rayonier opportunistically sells non-strategic assets to monetize portions of its asset base. In March 2000, Rayonier sold approximately 57,000 acres of Southeastern U.S. forestland to various third parties for $49.6 million, resulting in a pre-tax gain of $23.1 million ($14.4 million after tax, or $0.51 per diluted common share). The proceeds of these sales were used to reduce debt.

3.   RECLASSIFICATIONS

     Certain reclassifications of the prior year amounts have been made to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENT INFORMATION

Rayonier operates in two major business segments, Timber and Wood Products and Specialty Pulp Products. The Timber and Wood Products segment includes two reportable business units, Forest Resources and Trading and Wood Products. Chemical Cellulose and Fluff and Specialty Paper Pulps are product lines within the Specialty Pulp Products segment.

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's reportable business units for the three months and six months ended June 30, 2000 and 1999 were as follows (thousands of dollars):


                                                                           Three Months Ended                Six Months Ended
                                                                                June 30,                         June 30,

                                                                          2000            1999             2000            1999
                                                                      ------------   ------------      ------------   ------------
SALES

Timber and Wood Products
   Forest Resources and Trading                                       $    116,746   $    119,102      $    241,315   $    219,144
   Wood Products                                                            31,660         32,786            63,299         57,414
                                                                      ------------   ------------      ------------   ------------
     Total Timber and Wood Products                                        148,406        151,888           304,614        276,558
                                                                      ------------   ------------      ------------   ------------

Specialty Pulp Products
   Chemical Cellulose                                                       74,073         69,945           148,852        132,785
   Fluff and Specialty Paper Pulps                                          61,070         36,296           119,433         75,325
                                                                      ------------   ------------      ------------   ------------
     Total Specialty Pulp Products                                         135,143        106,241           268,285        208,110
                                                                      ------------   ------------      ------------   ------------

Intersegment Eliminations                                                        3           (106)             (192)          (249)
                                                                      ------------   ------------      ------------   ------------

     Total Sales                                                      $    283,552   $    258,023      $    572,707   $    484,419
                                                                      ============   ============      ============   ============

OPERATING INCOME (LOSS)

Timber and Wood Products
   Forest Resources and Trading                                       $     32,849   $     29,892      $     74,514   $     58,409
   Wood Products                                                            (2,736)         1,964            (4,133)         1,063
                                                                      ------------   ------------      ------------   ------------
       Total Timber and Wood Products                                       30,113         31,856            70,381         59,472

Specialty Pulp Products                                                     21,008          6,156            38,509         12,022

Corporate and Other                                                         (3,855)        (4,261)          (10,118)        (8,299)
                                                                      ------------   ------------      ------------   ------------

     Total Operating Income                                           $     47,266   $     33,751      $     98,772   $     63,195
                                                                      ============   ============      ============   ============

RESULTS OF OPERATIONS

SALES AND OPERATING INCOME (LOSS)

Sales for the second quarter of 2000 were $284 million, $26 million above prior year, primarily due to higher U.S. Southeast timber harvest volumes and stronger Specialty Pulp Products markets. Sales for the six months ended June 30, 2000 of $573 million were $89 million higher than the prior year, due to increases in the Specialty Pulp Products segment, primarily the result of higher prices and volumes, as well as increases in the Timber and Wood Products segment, primarily the result of increased log trading activity and timber harvesting in both the Southeast and the Northwest U.S. regions.

Operating income for the second quarter of 2000 of $47 million was $14 million above prior year, and operating income for the six months ended June 30, 2000 of $99 million was $36 million above prior year. Specialty Pulp Products operating results for both periods increased due to higher volumes, higher prices and lower costs. Timber and Wood Products results declined in the second quarter compared to the prior year due primarily to lower lumber pricing. However, the unusually strong Northwest U.S. harvest during the first quarter resulted in greater operating income for the six months ended June 30, 2000 when compared to the prior year.

TIMBER AND WOOD PRODUCTS

Timber and Wood Products sales for the second quarter of 2000 were $148 million, $4 million below prior year, although sales for the six months ended June 30, 2000 were $28 million above prior year, at $305 million. Operating income for the second quarter of 2000 of $30 million was $2 million below prior year. However, operating income for the six months ended June 30, 2000 was $11 million above prior year, at $70 million.

     FOREST RESOURCES AND TRADING

     Forest Resources and Trading sales for the second quarter of 2000 were $117 million, $2 million below prior year. Higher Southeast U.S. timber volumes were more than offset by lower Northwest U.S. timber volumes, which had been unusually strong in first quarter 2000. For the six months ended June 30, 2000, sales were $241 million, $22 million above prior year. The sales improvement was the result of unusually strong first quarter 2000 Northwest U.S. timber volumes and higher prices, increased volumes in the Southeast U.S. resulting from the Smurfit forestlands acquisition, and higher log trading activity in U.S. markets. These improvements in sales were partially offset by lower timber prices in the Southeast U.S.

     Operating income for the second quarter of 2000 was $33 million, $3 million above prior year, and $75 million for the six months ended June 30, 2000, $16 million above prior year. The increases were primarily a result of the strong Northwest U.S. timber sales activity in first quarter of 2000. Second quarter 2000 results were also adversely affected by $0.8 million in additional foreign exchange translation losses compared to the prior year and by $0.4 million due to the write off of fire-damaged, pre-merchantable timber.

     WOOD PRODUCTS

     Wood Products sales for the second quarter of 2000 were $32 million, $1 million below prior year, although for the six months ended June 30, 2000 sales were $63 million, $6 million above prior year. Operating losses of $3 million and $4 million for the second quarter of 2000 and six months ended June 30, 2000, respectively, were both $5 million below prior year results. The lower operating income is attributable to lower lumber pricing and higher logs costs, partially offset by continued operating and price improvements at the New Zealand medium-density-fiberboard (MDF) plant.

SPECIALTY PULP PRODUCTS

Sales of Specialty Pulp Products for the second quarter of 2000 were $135 million, $29 million above prior year, due to stronger fluff pulp pricing and higher pulp volumes, and for the six months ended June 30, 2000, sales were $268 million, $60 million above prior year. Operating income of $21 million and $39 million for the second quarter of 2000 and six months ended June 30, 2000, respectively, were $15 million and $27 million above prior year. Second quarter 2000 fluff and specialty paper pulp prices were 28 percent higher than prior year, while overall volumes for chemical cellulose, and fluff and specialty paper pulps were 20 percent higher. For the six months ended June 30, 2000, fluff and specialty paper pulp prices were 25 percent higher, while chemical cellulose and fluff and specialty paper pulp volumes increased 21 percent.

CORPORATE AND OTHER

Corporate and other costs for the second quarter of 2000 were $3.9 million, $0.4 million below prior year, due to lower general administrative costs. However, corporate and other expenses for the six months ended June 30, 2000 of $10.1 million were $1.8 million above prior year, principally as a result of costs associated with the headquarters relocation from Stamford, CT to Jacksonville, FL, partially offset by lower general administrative costs. The relocation is essentially complete, on schedule and under budget.

INTEREST EXPENSE

Interest expense of $22 million and $44 million for the second quarter of 2000 and the six months ended June 30, 2000, respectively, were $14 million and $29 million above prior year, reflecting higher debt levels associated with the Smurfit forestland acquisition and slightly higher interest rates.

MISCELLANEOUS (EXPENSE) INCOME, NET

Miscellaneous (expense) income for the second quarter of 2000 was $(0.8) million compared to $(0.2) million in the prior year, and $(0.6) million for the six months ended June 30, 2000 compared to $0.5 million for the six months ended June 30, 1999. The increased expense for both the second quarter of 2000 and the six months ended June 30, 2000 reflect losses on the mark-to-market of foreign exchange forward contracts.

GAINS FROM SALES OF ASSETS

In March 2000, Rayonier sold approximately 57,000 acres of non-strategic Southeast U.S. forestland to various third parties for $49.6 million, resulting in a pre-tax gain of $23.1 million ($14.4 million after tax, or $0.51 per diluted common share). The proceeds of these sales were used to reduce debt.

INCOME TAX EXPENSE

The effective tax rate was 29.9 percent for the second quarter of 2000 and 31.2 percent for the six months ended June 30, 2000, compared to 33.9 percent and
33.3 percent for the corresponding periods in the prior year. The lower tax rates in 2000 reflect the impact of increased foreign sales corporation tax benefits. The effective tax rates continue to be below U.S. statutory rates, resulting from the lower tax rates in effect for foreign subsidiaries and various tax credits.

NET INCOME

Net income for the second quarter of 2000 was $17.4 million, or $0.63 per diluted common share, compared to $17.1 million, or $0.60 per diluted common share, for the second quarter of 1999. Net income for the six months ended June 30, 2000 was $52.9 million, or $1.90 per diluted common share, compared to $32 million, or $1.14 per diluted common share, for the six months ended June 30, 1999. Net income for the six months ended June 30, 2000 included $14.4 million, or $0.51 per diluted common share, reflecting gains from the sale of non-strategic forestland.

Specialty pulp markets are continuing to strengthen reflecting a tight supply and demand balance, while New Zealand timber and MDF conditions are stable to improving. As a result, full year 2000 net income is expected to be better than in 1999, despite the timberland acquisition financing costs. However, results for the third quarter of 2000 are expected to be somewhat lower than both the second quarter of 2000 and the third quarter of 1999. In the third quarter, improving pulp markets are expected to only partially offset the combined effect of a lower U.S. Northwest harvest due to the seasonal slowdown in Northwest timber harvests and the unusually strong harvest that took place in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities of $107 million for the six months ended June 30, 2000 increased $3 million from 1999, primarily as a result of improvements in net income, partially offset by working capital requirements. Cash flow provided by investing activities for the six months ended June 30, 2000 was $6 million, primarily the result of monetizing certain non-strategic forestlands and reduced timber purchase agreements. EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion and amortization and the non-cash cost of land sales) for the three months and six months ended June 30, 2000 was $83 million and $173 million, respectively, $26 million and $56 million higher, respectively, than the prior year. Cash from operating activities were used to finance capital expenditures of $47 million, dividends of $20 million and the repurchase of common shares for $9 million.

The Company repurchased 142,900 of its shares during the second quarter of 2000 at an average cost of $40.64 for a total of $6 million, and 228,500 shares during the six months ended June 30, 2000 at an average cost of $40.92 for a total of $9 million. During the second quarter of 1999 and the six months ended June 30, 1999, the Company repurchased 86,900 and 124,300 shares, at average costs of $46.92 and $45.05 per share for $4 million and $6 million, respectively.

At June 30, 2000, debt was $1,053 million and the debt-to-capital ratio was 60.8 percent, compared to debt of $1,136 million and a debt-to-capital ratio of 63.5 percent at December 31, 1999. Excluding U.S. timberland external debt, corporate debt was $323 million, a reduction of $96 million from December 31, 1999 and $129 million from June 30, 1999. The Company has unsecured credit facilities totaling $300 million, which were used as support for $45 million of outstanding commercial paper. As of June 30, 2000, Rayonier (excluding U.S. timberland revolving credit facilities) had $255 million available under its revolving credit facilities.

In connection with the financing of the Smurfit forestland acquisition, Rayonier Timberlands Operating Company, L.P. (RTOC), a wholly-owned limited partnership, issued notes totaling $485 million, and entered into an agreement with a group of banks that provided RTOC with an unsecured term loan of $200 million and revolving credit facilities totaling $75 million, which expire in 2004.

As of June 30, 2000 and December 31, 1999, RTOC's outstanding external debt was $730 million and $717 million, respectively. RTOC had $30 million of available borrowings under its revolving credit facilities as of June 30, 2000.

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



SAFE HARBOR

Comments about market trends, anticipated earnings and future activities in 2000 and beyond, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends; interest rate and currency movements; fluctuations in demand for specialty chemical cellulose and fluff pulps, export and domestic logs, and wood products; the impact of such market factors on the Company's timber sales in the U.S. and New Zealand; adverse weather conditions; production costs for wood products and for specialty pulps, particularly for raw materials such as wood and chemicals; and governmental policies and regulations affecting the environment, import and export controls, and taxes.

ITEM 3.  SELECTED OPERATING DATA

                                                                                 Three Months Ended            Six Months Ended
                                                                                      June 30,                     June 30,
                                                                                      --------                     --------

                                                                                  2000         1999             2000        1999
                                                                                  ----         ----             ----        ----
TIMBER AND WOOD PRODUCTS

     Log trading sales volume
         North America, in millions of board feet                                   62           45             124           75
         New Zealand, in thousands of cubic meters                                 305          319             549          591
         Other, in thousands of cubic meters                                        86          162             205          272

     Timber sales volume
         Northwest U.S., in millions of board feet                                  64           67             154          132
         Southeast U.S., in thousands of short green tons                        1,137          598           2,136        1,131
         New Zealand, in thousands of cubic meters                                 289          321             542          591

     Lumber sales volume, in millions of board feet                                 70           68             135          124

     Medium-density fiberboard sales volume,
       in thousands of cubic meters                                                 39           31              76           58

     Intercompany timber sales volume
         Northwest U.S., in millions of board feet                                  19            8              39           18
         Southeast U.S., in thousands of short green tons                           11            4              23           11
         New Zealand, in thousands of cubic meters                                 154          148             263          269

SPECIALTY PULP PRODUCTS

     Pulp sales volume
         Chemical cellulose, in thousands of metric tons                            89           81             178          155
         Fluff and specialty paper pulp, in thousands of metric tons                91           69             185          146

     Production as a percent of capacity                                        101.1%        87.0%          102.6%        94.0%

SELECTED SUPPLEMENTAL FINANCIAL DATA
(thousands of dollars, except per share data)

                                                                              Three Months Ended               Six Months Ended
                                                                                    June 30,                      June 30,
                                                                                    --------                      --------

                                                                              2000           1999            2000         1999
                                                                            ---------     ---------       ---------   ----------
GEOGRAPHICAL DATA (NON-U.S.)
     Sales
       New Zealand                                                          $  23,559     $  21,521       $  42,853   $   39,805
       Other                                                                   12,859        11,101          23,997       21,083
                                                                            ---------     ---------       ---------   ----------
         Total                                                              $  36,418     $  32,622       $  66,850   $   60,888
                                                                            =========     =========       =========   ==========

     Operating income (loss)
       New Zealand                                                          $    (355)    $  (1,068)      $  (1,464)  $   (2,703)
       Other                                                                      307            38             267         (268)
                                                                            ---------     ---------       ---------   ----------
         Total                                                              $     (48)    $  (1,030)      $  (1,197)  $   (2,971)
                                                                            =========     =========       =========   ==========

FOREST RESOURCES
     Sales
       Northwest U.S.                                                       $  21,701     $  23,716       $  55,999   $   47,582
       Southeast U.S.                                                          27,150        14,754          54,492       31,696
       New Zealand                                                              5,611         7,430          10,169       12,792
                                                                            ---------     ---------       ---------   ----------
         Total                                                              $  54,462     $  45,900       $ 120,660   $   92,070
                                                                            =========     =========       =========   ==========

     Operating income
       Northwest U.S.                                                       $  17,409     $  18,704       $  47,038   $   37,270
       Southeast U.S.                                                          11,902        10,532          24,787       22,995
       New Zealand                                                              1,660         2,467           2,782        3,465
                                                                            ---------     ---------       ---------   ----------
         Total                                                              $  30,971     $  31,703       $  74,607   $   63,730
                                                                            =========     =========       =========   ==========

     EBITDA per share
       Northwest U.S.                                                       $    0.66     $    0.70       $    1.77   $     1.39
       Southeast U.S.                                                            0.85          0.47            1.71         1.01
       New Zealand                                                               0.17          0.21            0.31         0.35
                                                                            ---------     ---------       ---------   ----------
         Total                                                              $    1.68     $    1.38       $    3.79   $     2.75
                                                                            =========     =========       =========   ==========

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 18, 2000. At that meeting, three directors were elected as follows (there were no broker non-votes with respect to the election of directors):

                                                              Votes For              Votes Withheld
                                                              ---------              --------------
Director of Class III, Term Expires in 2003:
     Rand V. Araskog                                          23,724,109                  109,208
     W. Lee Nutter                                            23,747,958                   85,359
     Nicholas L. Trivisonno                                   23,748,335                   84,982

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


                                                  RAYONIER INC.  (Registrant)


                                                  BY  /s/ GEORGE C. KAY
                                                      George C. Kay
                                                      Vice President and
                                                      Corporate Controller
                                                      (Chief Accounting Officer)
         August 10, 2000

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