Form 10-Q
period 2000-09-30
RAYONIER INC
filed 2000-11-13
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      (Mark One)


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

YES (X) NO ( )


As of November 1, 2000, there were outstanding 27,098,590 common shares of the Registrant.

                                  RAYONIER INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS







                                                                            PAGE

         PART I.  FINANCIAL INFORMATION

         Item l.  Financial Statements

                  Statements of Consolidated Income for the
                  Three Months and Nine Months Ended September
                  30, 2000 and 1999                                            1

                  Consolidated Balance Sheets as of September 30, 2000
                  and December 3l, 1999                                        2

                  Statements of Consolidated Cash Flows for the
                  Nine Months Ended September 30, 2000 and 1999                3

                  Notes to Consolidated Financial Statements                   4

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations             5

         Item 3.  Selected Operating Data                                      9

                  Selected Supplemental Financial Data                        10


         PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            11

                  Signature                                                   11

                  Exhibit Index                                               12

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


                         RAYONIER INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                               -------------             -------------

                                              2000         1999        2000         1999
                                           ---------    ---------    ---------    ---------

SALES ..................................   $ 251,058    $ 255,453    $ 823,765    $ 739,872
                                           ---------    ---------    ---------    ---------

Costs and expenses

   Cost of sales .......................     209,444      217,950      661,506      621,829

   Selling and general expenses ........       6,845        6,771       26,197       26,021

   Other operating expense (income), net       1,204       (1,381)       3,725       (3,286)
                                           ---------    ---------    ---------    ---------

                                             217,493      223,340      691,428      644,564
                                           ---------    ---------    ---------    ---------

OPERATING INCOME .......................      33,565       32,113      132,337       95,308

Interest expense .......................     (20,586)      (7,306)     (64,988)     (22,693)

Miscellaneous (expense) income, net ....      (2,378)         114       (3,001)         595

Gains from sale of assets ..............        --           --         23,147         --
                                           ---------    ---------    ---------    ---------

Income before income taxes .............      10,601       24,921       87,495       73,210

Income tax benefit (expense) ...........       1,504       (7,787)     (22,486)     (23,869)
                                           ---------    ---------    ---------    ---------

NET INCOME .............................   $  12,105    $  17,134    $  65,009    $  49,341
                                           =========    =========    =========    =========

EARNINGS PER COMMON SHARE
      Basic ............................   $    0.45    $    0.62    $    2.38    $    1.78
                                           =========    =========    =========    =========
      Diluted ..........................   $    0.44    $    0.61    $    2.34    $    1.75
                                           =========    =========    =========    =========

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                 September 30,   December 31,
                                                                      2000          1999
                                                                   ---------     ---------
CURRENT ASSETS
   Cash and short-term investments                                 $    4,627   $   12,265
   Accounts receivable, less allowance for doubtful
     accounts of $4,773 and $4,859                                    104,942      103,535
   Inventories
      Finished goods                                                   53,489       52,984
      Work in process                                                  11,019       12,478
      Raw materials                                                    12,805       17,947
      Manufacturing and maintenance supplies                           24,185       21,670
                                                                   ----------   ----------
         Total inventories                                            101,498      105,079

   Timber purchase agreements                                          32,841       30,477
   Other current assets                                                12,035       11,107
   Deferred income taxes                                                4,437        9,143
                                                                   ----------   ----------
      Total current assets                                            260,380      271,606
                                                                   ----------   ----------

OTHER ASSETS                                                           62,158       77,094

TIMBER PURCHASE AGREEMENTS                                              9,770        7,816

TIMBER, FORESTLANDS AND LOGGING ROADS,
   NET OF DEPLETION AND AMORTIZATION                                1,208,112    1,247,547

PROPERTY, PLANT AND EQUIPMENT, NET
   Land, buildings, machinery and equipment                         1,352,898    1,333,789
Less accumulated depreciation                                         713,112      657,625
                                                                   ----------   ----------
                                                                      639,786      676,164
                                                                   ----------   ----------

TOTAL ASSETS                                                       $2,180,206   $2,280,227
                                                                   ==========   ==========


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                $   66,006   $   74,035
   Bank loans and current maturities                                    2,216        3,248
   Accrued taxes                                                       17,478       15,148
   Accrued payroll and benefits                                        26,064       22,405
   Accrued interest                                                    25,296       11,160
   Other current liabilities                                           39,218       48,895
   Current reserves for dispositions and discontinued operations       19,411       18,980
                                                                   ----------   ----------
      Total current liabilities                                       195,689      193,871

DEFERRED INCOME TAXES                                                 128,923      123,458

LONG-TERM DEBT                                                      1,007,070    1,132,930

NON-CURRENT RESERVES FOR DISPOSITIONS
   AND DISCONTINUED OPERATIONS                                        142,193      149,551

OTHER NON-CURRENT LIABILITIES                                          33,581       27,517

SHAREHOLDERS' EQUITY
   Common shares, 60,000,000 shares authorized,
     27,030,040 and 27,407,094 shares issued and outstanding           44,807       60,518
   Retained earnings                                                  627,943      592,382
                                                                   ----------   ----------
                                                                      672,750      652,900
                                                                   ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $2,180,206   $2,280,227
                                                                   ==========   ==========

                         RAYONIER INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                        -------------
                                                                    2000           1999
                                                                  ---------    ---------
OPERATING ACTIVITIES
Net income                                                        $  65,009    $  49,341
Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation, depletion and amortization                         116,804       77,313
   Deferred income taxes                                              7,634        7,772
   Gains from sale of assets                                        (23,147)        --
   Non-cash cost of land sales                                        3,621        4,017
Increase (decrease) in other non-current liabilities                  6,064         (411)
Change in accounts receivable, inventories
 and accounts payable                                                (9,476)      (5,796)
(Increase) decrease in current timber purchase agreements            (2,364)       4,641
(Increase) decrease in other current assets                            (928)       1,936
Increase in accrued liabilities                                      10,448        8,480
                                                                  ---------    ---------

CASH PROVIDED BY OPERATING ACTIVITIES                               173,665      147,293
                                                                  ---------    ---------

INVESTING ACTIVITIES

Capital expenditures                                                (63,111)     (63,802)
Sales, retirements and reclassifications of property, plant and
 equipment, net                                                      (4,136)        (442)
Expenditures for dispositions and discontinued operations,
 net of tax benefits of $2,537 and $4,234                            (4,390)      (6,905)
Proceeds from sale of assets, net of cash costs                      49,403         --
Change in timber purchase agreements and other assets                12,982       10,078
                                                                  ---------    ---------

CASH USED FOR INVESTING ACTIVITIES                                   (9,252)     (61,071)
                                                                  ---------    ---------

FINANCING ACTIVITIES

Issuance of debt                                                     70,901      116,879
Repayments of debt                                                 (197,793)    (167,775)
Dividends paid                                                      (29,394)     (25,852)
Repurchase of common shares                                         (17,624)     (16,438)
Issuance of common shares                                             1,859        3,995
                                                                  ---------    ---------

CASH USED FOR FINANCING ACTIVITIES                                 (172,051)     (89,191)
                                                                  ---------    ---------

CASH AND SHORT-TERM INVESTMENTS

Decrease in cash and short-term investments                          (7,638)      (2,969)
Balance at beginning of period                                       12,265        6,635
                                                                  ---------    ---------
Balance at end of period                                          $   4,627    $   3,666
                                                                  =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                       $  50,852    $  18,188
                                                                  =========    =========
   Income taxes                                                   $  13,621    $  12,094
                                                                  =========    =========

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



1.   EARNINGS PER COMMON SHARE

     The following table provides details of the calculation of basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for the three months and nine months ended September 30, 2000 and 1999.



                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                      -------------             -------------

                                                    2000          1999          2000         1999
                                                    ----          ----          ----         ----

Net income                                     $    12,105   $    17,134   $    65,009   $    49,341
                                               ===========   ===========   ===========   ===========

Shares used for determining basic earnings
  per common share                              27,134,430    27,698,598    27,282,984    27,763,251
Dilutive effect of
   Stock options                                   140,264       270,402       177,394       269,705
   Contingent shares                               360,000       240,000       360,000       240,000
                                               -----------   -----------   -----------   -----------
Shares used for determining diluted earnings
  per common share                              27,634,694    28,209,000    27,820,378    28,272,956
                                               ===========   ===========   ===========   ===========


Basic earnings per common share                $      0.45   $      0.62   $      2.38   $      1.78
                                               ===========   ===========   ===========   ===========
Diluted earnings per common share              $      0.44   $      0.61   $      2.34   $      1.75
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

3.   INCOME TAXES

     During the third quarter of 2000, the Company reduced its 2000 income tax provision by $2.6 million upon resolution of outstanding tax issues.

4.   RECLASSIFICATIONS

     Certain reclassifications of the prior year amounts have been made to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENT INFORMATION

Rayonier operates in two major business segments, Timber and Wood Products and Specialty Pulp Products. The Timber and Wood Products segment includes two reportable business units, Forest Resources and Trading and Wood Products. Chemical Cellulose and Fluff and Specialty Paper Pulps are product lines within the Specialty Pulp Products segment. The Company renamed its Specialty Pulp Products segment, the Performance Fibers group, as detailed in its press release dated November 9, 2000. This change will be reflected in future filings.

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's reportable business units for the three months and nine months ended September 30, 2000 and 1999 were as follows (thousands of dollars):


                                          Three Months Ended         Nine Months Ended
                                             September 30,            September 30,
                                             -------------            -------------

                                            2000       1999          2000          1999
                                        ---------    ---------    ---------    ---------
SALES

Timber and Wood Products
   Forest Resources and Trading         $  94,293    $ 111,255    $ 335,608    $ 330,399
   Wood Products                           22,940       31,995       86,239       89,409
                                        ---------    ---------    ---------    ---------
   Total Timber and Wood Products         117,233      143,250      421,847      419,808
                                        ---------    ---------    ---------    ---------

Specialty Pulp Products
   Chemical Cellulose                      71,380       67,072      220,232      199,857
   Fluff and Specialty Paper Pulps         62,445       45,442      181,878      120,767
                                        ---------    ---------    ---------    ---------
   Total Specialty Pulp Products          133,825      112,514      402,110      320,624
                                        ---------    ---------    ---------    ---------

Intersegment Eliminations                    --           (311)        (192)        (560)
                                        ---------    ---------    ---------    ---------

   Total Sales                          $ 251,058    $ 255,453    $ 823,765    $ 739,872
                                        =========    =========    =========    =========

OPERATING INCOME (LOSS)

Timber and Wood Products
   Forest Resources and Trading         $  19,947    $  20,517    $  94,461    $  78,926
   Wood Products                           (7,117)       1,745      (11,250)       2,808
                                        ---------    ---------    ---------    ---------
       Total Timber and Wood Products      12,830       22,262       83,211       81,734

Specialty Pulp Products                    22,853       10,394       61,362       22,416

Corporate and Other                        (2,118)        (543)     (12,236)      (8,842)
                                        ---------    ---------    ---------    ---------

   Total Operating Income               $  33,565    $  32,113    $ 132,337    $  95,308
                                        =========    =========    =========    =========

RESULTS OF OPERATIONS

SALES AND OPERATING INCOME (LOSS)

Sales for the third quarter of 2000 were $251.1 million, $4.4 million below prior year, primarily due to lower log and wood products trading activity and weakness in lumber markets, partially offset by stronger Specialty Pulp Products markets and additional Southeast timber volume related to the 1999 acquisition. Sales for the nine months ended September 30, 2000 of $823.8 million were $83.9 million higher than the prior year, due to increases in the Specialty Pulp Products segment, primarily the result of higher volume and prices, as well as increases in the Timber and Wood Products segment, primarily the result of increased timber harvesting in both the Southeast U.S. and the Northwest U.S., and higher Southeast U.S. land sales partially offset by weakness in lumber markets.

Operating income for the third quarter of 2000 of $33.6 million was $1.5 million above prior year, and operating income for the nine months ended September 30, 2000 of $132.3 million was $37.0 million above prior year. Specialty Pulp Products operating results for both periods increased due to higher volumes, higher prices and lower costs. Timber and Wood Products results declined in the third quarter compared to the prior year due primarily to lower lumber pricing and a lower harvest in the Northwest U.S. partially due to an unusually strong first quarter 2000 harvest. However, for the nine months ended September 30, 2000, increased timber volume, primarily from the unusually strong Northwest U.S. harvest during first quarter 2000, more than offset the impact of lower lumber prices.

TIMBER AND WOOD PRODUCTS

Timber and Wood Products sales for the third quarter of 2000 were $117.2 million, $26.0 million below prior year, although sales for the nine months ended September 30, 2000 at $421.8 million were $2.0 million above prior year. Operating income for the third quarter of 2000 of $12.8 million was $9.4 million below prior year. Operating income for the nine months ended September 30, 2000, however, at $83.2 million was $1.5 million above prior year.

   FOREST RESOURCES AND TRADING

   Forest Resources and Trading sales for the third quarter of 2000 were $94.3 million, $17.0 million below prior year. Higher Southeast U.S. timber volumes were more than offset by lower Northwest U.S. timber volumes, which had been unusually strong in first quarter 2000, lower Northwest U.S. and Southeast U.S. timber prices and lower log trading activity. For the nine months ended September 30, 2000, sales were $335.6 million, $5.2 million above prior year. The sales improvement was the result of increased volumes in the Southeast U.S. resulting from the Smurfit forestlands acquisition, and unusually strong first quarter 2000 Northwest U.S. timber volumes. These improvements in sales were partially offset by lower timber prices in the Southeast U.S.

   Operating income for the third quarter of 2000 was $19.9 million, $0.6 million below prior year, as increased timber volume and prices in the Southeast U.S. and New Zealand were more than offset by lower timber volume and prices in the Northwest U.S and lower timber prices in the Southeast U.S. For the nine months ended September 30, 2000, operating income was $94.5 million, $15.5 million above prior year. The increase was primarily a result of the unusually strong Northwest U.S. timber sales activity in first quarter 2000, and higher Southeast U.S. land sales.

   WOOD PRODUCTS

   Wood Products sales for the third quarter of 2000 were $22.9 million, $9.1 million below prior year, and sales for the nine months ended September 30, 2000 of $86.2 million were $3.2 million below prior year. Operating losses of $7.1 million and $11.3 million for the third quarter of 2000 and nine months ended September 30, 2000, respectively, were $8.9 million and $14.1 million below prior year results, respectively. The lower operating income is attributable to lower lumber pricing and higher logs costs, partially offset by continued operating and price improvements at the New Zealand medium-density-fiberboard (MDF) plant.

SPECIALTY PULP PRODUCTS

Sales of Specialty Pulp Products for the third quarter of 2000 were $133.8 million, $21.3 million above prior year, due to stronger fluff pulp pricing and higher pulp volumes, partially offset by lower chemical cellulose prices. For the nine months ended September 30, 2000, sales were $402.1 million, $81.5 million above prior year. Operating income of $22.9 million and $61.4 million for the third quarter of 2000 and nine months ended September 30, 2000, respectively, were $12.5 million and $38.9 million above prior year. Third quarter 2000 fluff and specialty paper pulp prices were 28.7 percent higher than prior year, while overall volumes for chemical cellulose, and fluff and specialty paper pulps were 7.9 percent higher. For the nine months ended September 30, 2000, fluff and specialty paper pulp prices were 26 percent higher, while chemical cellulose and fluff and specialty paper pulp volumes increased 16.1 percent.

CORPORATE AND OTHER

Corporate and other costs for the third quarter of 2000 were $2.1 million, $1.6 million above prior year, due to increased incentive compensation costs. Additionally, corporate and other expenses for the nine months ended September 30, 2000 of $12.2 million were $3.4 million above prior year, principally as a result of costs associated with the headquarters relocation from Stamford, CT to Jacksonville, FL.

INTEREST EXPENSE

Interest expense of $20.6 million and $65.0 million for the third quarter of 2000 and the nine months ended September 30, 2000, respectively, were $13.3 million and $42.3 million above prior year, reflecting higher debt levels associated with the Smurfit forestland acquisition and slightly higher interest rates.

MISCELLANEOUS (EXPENSE) INCOME, NET

Miscellaneous (expense) income for the third quarter of 2000 was $(2.4) million compared to $0.1 million in the prior year, and $(3.0) million for the nine months ended September 30, 2000 compared to $0.6 million for the nine months ended September 30, 1999. The increased expense for both the third quarter of 2000 and the nine months ended September 30, 2000 reflect losses on the mark-to-market of foreign exchange forward contracts.

GAINS FROM SALES OF ASSETS

In March 2000, Rayonier sold approximately 57,000 acres of non-strategic Southeast U.S. forestland to various third parties for $49.6 million, resulting in a pre-tax gain of $23.1 million ($14.4 million after tax, or $0.51 per diluted common share). The proceeds of these sales were used to reduce debt.

INCOME TAXES

During the third quarter of 2000, the Company reduced its 2000 income tax provision by $2.6 million upon resolution of outstanding tax issues, which resulted in an income tax benefit of $1.5 million for the quarter. The effective tax rate for the nine months ended September 30, 2000 was 25.7 percent. The effective tax rates for the corresponding periods in the prior year were 31.2 percent and 32.6 percent. The Company's effective tax rate continues to be below U.S. statutory rates, resulting from the lower tax rates in effect for foreign subsidiaries and various tax credits.

NET INCOME

Net income for the third quarter of 2000 was $12.1 million, or $0.44 per diluted common share, compared to $17.1 million, or $0.61 per diluted common share, for the third quarter of 1999. Net income for the nine months ended September 30, 2000 was $65.0 million, or $2.34 per diluted common share, compared to $49.3 million, or $1.75 per diluted common share, for the nine months ended September 30, 1999. Net income for the nine months ended September 30, 2000 included $14.4 million, or $0.51 per diluted common share, reflecting gains from the sale of non-strategic forestland.

In its press release dated October 23, 2000, the Company said specialty pulp markets and pricing remain firm, wood products markets continue to languish. However, seasonal increases in timber volumes should result in fourth quarter earnings that are higher than the third quarter but lower than fourth quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities of $173.7 million for the nine months ended September 30, 2000 increased $26.4 million from 1999, primarily as a result of improvements in net income. Cash flow used for investing activities for the nine months ended September 30, 2000 was $9.3 million, decreased $51.7 million from 1999, primarily the result of capital expenditures being mostly offset by monetizing certain non-strategic forestlands. EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion and amortization and the non-cash cost of land sales) for the three months and nine months ended September 30, 2000 was $77.0 million and $249.8 million, respectively, $16.6 million and $72.5 million higher than the prior year. During the nine months ended September 30, 2000, cash from operating activities and the proceeds from the sale of non-strategic assets were used to finance capital expenditures of $63.1 million, pay dividends of $29.4 million, repurchase common shares for $17.6 million, and reduce debt by $126.9 million.

The Company repurchased 204,500 of its shares during the third quarter of 2000 at an average cost of $40.41 for a total of $8.3 million, and 433,000 shares during the nine months ended September 30, 2000 at an average cost of $40.70 for a total of $17.6 million. These activities completed a one million share repurchase program authorized in October 1998. During the third quarter of 1999 and the nine months ended September 30, 1999, the Company repurchased 249,000 and 373,300 shares, at average costs of $43.53 and $44.03 per share for $10.8 million and $16.4 million, respectively. On October 20, 2000 the Company's Board of Directors authorized another share repurchase program of up to one million shares.

At September 30, 2000, debt was $1,009.3 million and the debt-to-capital ratio was 60.0 percent, compared to debt of $1,136.2 million and a debt-to-capital ratio of 63.5 percent at December 31, 1999. Excluding U.S. timberland external debt, corporate debt was $286.8 million, a reduction of $132.4 million from December 31, 1999 and $152.2 million from September 30, 1999. The Company has unsecured credit facilities totaling $300 million, which were used as support for $35 million of outstanding commercial paper. As of September 30, 2000, Rayonier (excluding U.S. timberland revolving credit facilities) had $265 million available under its revolving credit facilities.

In connection with the financing of the Smurfit forestland acquisition, Rayonier Timberlands Operating Company, L.P. (RTOC), a wholly-owned limited partnership, issued notes totaling $485 million, and entered into an agreement with a group of banks that provided RTOC with an unsecured term loan of $200 million and revolving credit facilities totaling $75 million, which expire in 2004. As of September 30, 2000 and December 31, 1999, RTOC's outstanding external debt was $722.5 million and $717.0 million, respectively. RTOC had $40 million of available borrowings under its revolving credit facilities as of September 30, 2000.

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

SAFE HARBOR

Comments about market trends, anticipated volumes and earnings and other future activities are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends; interest rate and currency movements; fluctuations in demand for specialty chemical cellulose and fluff pulps, export and domestic logs, and wood products; the impact of such market factors on the Company's timber sales in the U.S. and New Zealand; adverse weather conditions; production costs for wood products and for specialty pulps, particularly for raw materials such as wood and chemicals; and governmental policies and regulations affecting the environment, import and export controls, and taxes.

ITEM 3.  SELECTED OPERATING DATA

                                                                                        Three Months Ended         Nine Months Ended
                                                                                         September 30,               September 30,

                                                                                       2000           1999         2000         1999
                                                                                       ----           ----         ----         ----
TIMBER AND WOOD PRODUCTS

   Log trading sales volume
      North America, in millions of board feet                                            42           57          166          132
      New Zealand, in thousands of cubic meters                                          348          306          897          897
      Other, in thousands of cubic meters                                                 41          157          246          429

   Timber sales volume
      Northwest U.S., in millions of board feet                                           26           33          180          165
      Southeast U.S., in thousands of short green tons                                 1,237          664        3,373        1,795
      New Zealand, in thousands of cubic meters                                          370          324          912          915

   Lumber sales volume, in millions of board feet                                         51           65          186          189

   Medium-density fiberboard sales volume,
     in thousands of cubic meters                                                         37           33          113           91

   Intercompany timber sales volume
      Northwest U.S., in millions of board feet                                            6            3           45           21
      Southeast U.S., in thousands of short green tons                                     4           15           27           26
      New Zealand, in thousands of cubic meters                                          177          159          440          428

SPECIALTY PULP PRODUCTS

   Pulp sales volume
      Chemical cellulose, in thousands of metric tons                                     87           80          265          235
      Fluff and specialty paper pulp, in thousands of metric tons                         91           85          276          231

   Production as a percent of capacity                                                 103.4%        95.4%       102.9%        94.7%

SELECTED SUPPLEMENTAL FINANCIAL DATA (thousands of dollars, except per share data)

                                                                   Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,

                                                              2000                 1999                 2000                 1999
                                                           ---------            ---------            ---------            ---------
GEOGRAPHICAL DATA (NON-U.S.)
   Sales
     New Zealand                                           $  25,388            $  20,678            $  68,241            $  60,483
     Other                                                     5,689                9,662               29,686               30,745
                                                           ---------            ---------            ---------            ---------
      Total                                                $  31,077            $  30,340            $  97,927            $  91,228
                                                           =========            =========            =========            =========

   Operating income (loss)
     New Zealand                                           $    (378)           $  (2,462)           $  (1,842)           $  (5,165)
     Other                                                      (495)                (352)                (228)                (620)
                                                           ---------            ---------            ---------            ---------
      Total                                                $    (873)           $  (2,814)           $  (2,070)           $  (5,785)
                                                           =========            =========            =========            =========

FOREST RESOURCES
   Sales
     Northwest U.S.                                        $   8,430            $  11,488            $  64,429            $  59,070
     Southeast U.S.                                           29,476               19,701               83,968               51,397
     New Zealand                                               7,341                6,035               17,510               18,827
                                                           ---------            ---------            ---------            ---------
      Total                                                $  45,247            $  37,224            $ 165,907            $ 129,294
                                                           =========            =========            =========            =========

   Operating income
     Northwest U.S.                                        $   5,205            $   6,576            $  52,243            $  43,846
     Southeast U.S.                                           12,777               14,597               37,564               37,592
     New Zealand                                               2,948                1,277                5,730                4,742
                                                           ---------            ---------            ---------            ---------
      Total                                                $  20,930            $  22,450            $  95,537            $  86,180
                                                           =========            =========            =========            =========

   EBITDA per share
     Northwest U.S.                                        $    0.23            $    0.27            $    2.00            $    1.66
     Southeast U.S.                                             0.94                 0.62                 2.65                 1.63
     New Zealand                                                0.23                 0.17                 0.54                 0.52
                                                           ---------            ---------            ---------            ---------
      Total                                                $    1.40            $    1.06            $    5.19            $    3.81
                                                           =========            =========            =========            =========

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  See Exhibit Index.

     (b) Rayonier Inc. filed a current report on Form 8-K dated October 6, 2000, which included a press release dated September 22, 2000.





                               SIGNATURE


            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                RAYONIER INC.   (Registrant)


                                                BY   /s/ GEORGE C. KAY
                                                     ----------------------

                                                    George C. Kay
                                                    Vice President and
                                                    Corporate Controller
                                                    (Chief Accounting Officer)
November 10, 2000

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