Form 10-K405
period 2000-12-31
RAYONIER INC
filed 2001-03-22
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

    (x)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the year ended December 31, 2000
                                       OR
   (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from ............ to ............

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

                                  Common Shares
                        7.5% Notes, due October 15, 2002
                       Medium-Term Notes, due 2001 - 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant on March 2, 2001, was approximately $1,085,000,000.

As of March 2, 2001, there were outstanding 27,133,681 Common Shares of the Registrant.

The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 17, 2001, is incorporated by reference in
Part III of the Form 10-K.

                                TABLE OF CONTENTS

ITEM                                                                     PAGE
                                     PART 1

1.    Business                                                             1
2.    Properties                                                           6
3.    Legal Proceedings                                                    6
4.    Submission of Matters to a Vote of Security Holders                  6
*     Executive Officers of Rayonier                                       7

                                     PART II

5.    Market for the Registrant's Common Equity and                        8
      Related Stockholder Matters
6.    Selected Financial Data                                              9
7.    Management's Discussion and Analysis of                             12
      Financial Condition and Results of Operations
8.    Financial Statements and Supplementary Data                         18
9.    Changes in and Disagreements with Accountants on                    18
      Accounting and Financial Disclosure

                                    PART III

10.   Directors and Executive Officers of the Registrant                  18
11.   Executive Compensation                                              18
12.   Security Ownership of Certain Beneficial Owners and Management      18
13.   Certain Relationships and Related Transactions                      18

                                     PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K     18


*  Included pursuant to Instruction 3 to Item 401 (b) of Regulation S-K

                          INDEX TO FINANCIAL STATEMENTS


Report of Management                                                 F-1

Report of Independent Certified Public Accountants                   F-1

Statements of Consolidated Income for the                            F-2
    Three Years Ended December 31, 2000

Consolidated Balance Sheets as of                                    F-3 to F-4
    December 31, 2000 and 1999

Statements of Consolidated Cash Flows for the                        F-5
    Three Years Ended December 31, 2000

Notes to Consolidated Financial Statements                           F-6 to F-20




                     INDEX TO FINANCIAL STATEMENT SCHEDULES



Financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.



Signatures                                                           A

Exhibit Index                                                        B to F

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Rayonier Inc. (Rayonier or the Company), including its subsidiaries, is a leading international forest products company primarily engaged in the production and sale of high-value-added performance cellulosic fibers and activities associated with timberland management, including the sale of standing timber, real estate and timberland acreage. Rayonier owns and operates two performance fibers mills in the United States and owns, leases, manages or controls approximately 2.5 million acres of timberland located primarily in the United States and New Zealand. In addition, the Company engages in the trading, merchandising and manufacturing of logs and wood products, and has lumber manufacturing facilities in the United States and a medium-density fiberboard plant in New Zealand. In November 2000, the Company announced that it would focus its corporate strategy on two core business segments - Performance Fibers and Timberland Management.

Rayonier traces its origins to the Rainier Pulp & Paper Company founded in Shelton, WA, in 1926. In 1937, it became "Rayonier Incorporated," a public company traded on the New York Stock Exchange (NYSE), until 1968, when it became a wholly owned subsidiary of ITT Corporation, now known as ITT Industries, Inc.
(ITT). On February 28, 1994, Rayonier again became an independent public company when ITT distributed all of Rayonier's Common Shares to ITT stockholders. Rayonier shares are publicly traded on the NYSE under the symbol RYN. Rayonier is a North Carolina corporation with its executive offices located at 50 North Laura Street, Jacksonville, FL, 32202. Its telephone number is (904) 357-9100.

Rayonier operates in three reportable business segments under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information:" Performance Fibers, Timberland Management and Wood Products and Trading. Performance Fibers includes two business units, Cellulose Specialties and Absorbent Fibers. The Timberland Management segment includes two business units, Timber Harvest, and Timberland and Real Estate. Prior years segment information has been reclassified to agree with the segment information presented in the current year.

SALES

Rayonier's sales (as reclassified) for the last three years were as follows (in millions):

                                                     Year Ended December 31
                                                 ----------------------------
                                                  2000       1999       1998
                                                  ----       ----       ----

       Performance Fibers
          Cellulose Specialties                  $ 348      $ 331      $ 355
          Absorbent Materials                      228        160        170
                                                 -----      -----      -----
       Total Performance Fibers                    576        491        525
                                                 -----      -----      -----

       Timberland Management
          Timber Harvest                           210        156        168
          Timberland and Real Estate                70         21         14
                                                 -----      -----      -----
       Total Timberland Management                 280        177        182
                                                 -----      -----      -----

       Wood Products and Trading                   401        462        381
       Intersegment Eliminations                   (30)       (22)       (15)
                                                ------     ------     ------

                 Total sales                    $1,227     $1,108     $1,073
                                                ======     ======     ======

Effective December 31, 2000, the Company changed its method of reporting freight revenue in compliance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The financial statements have been reclassified to reflect the increase in sales and cost of sales of $76, $72, and $64 in 2000, 1999 and 1998, respectively. Additionally, the sale of land in the first quarter of 2000 has been reclassified from gain on sale of assets ($23) to Timberland and Real Estate sales ($50) and cost of sales ($27). These changes had no effect on net income or earnings per share.

Rayonier has customers in 58 countries and 46 percent of the Company's 2000 sales of $1,227 million were made to customers outside of the United States. For further information on sales, operating income and identifiable assets by segment, See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the Notes to Consolidated Financial Statements - Segment and Geographical Information.

PERFORMANCE FIBERS

Rayonier is a leading manufacturer of high performance cellulose fibers. The Company owns and operates fiber production facilities in Jesup, GA, and Fernandina Beach, FL, with a combined annual capacity of approximately 720,000 metric tons. These facilities are able to manufacture more than 25 different grades of Performance Fibers to meet customers' needs. The Jesup facility can produce approximately 570,000 metric tons of Performance Fibers, or 79 percent of Rayonier's total capacity. The Fernandina Beach facility can produce approximately 150,000 metric tons of Performance Fibers, or 21 percent of Rayonier's total capacity.

Rayonier produces and sells these high Performance Fibers primarily to meet specific customer orders and specifications throughout the world. The customers then produce a wide variety of consumer and industrial products. Over half of Rayonier's Performance Fibers sales are exported to customers, primarily in Asia, Europe and Latin America. Over 90 percent of Performance Fibers sales are made directly by Rayonier sales personnel, however in certain of the Company's export locations, sales are made through independent sales agents.

CELLULOSE SPECIALTIES - Rayonier is one of the world's leading producers of specialty cellulose products; most of which are used in dissolving chemical applications that require a highly purified form of cellulose. Cellulose Specialty products are used in a wide variety of end uses such as: acetate textile fibers, rigid packaging, photographic film, impact-resistant plastics, high-tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, cigarette filters, lacquers, paints, printing inks, explosives and LCD screens. In addition, Cellulose Specialties include high value specialty paper applications used for decorative laminates for counter tops, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry. Rayonier concentrates on and is a leading producer of the most highly valued, technologically demanding forms of Cellulose Specialty products, such as cellulose acetate and high-purity cellulose ethers.

ABSORBENT MATERIALS - Rayonier is a supplier of Performance Fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, personal sanitary napkins, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

The Absorbent Materials product line also includes paper applications that are made as a secondary product to fluff fibers to help match inconsistencies in demand to capacity. These paper applications represent approximately 5 percent of total Performance Fibers production. These fibers are used in the manufacture of bond, book and printing paper.

Rayonier also produces and markets an engineered absorbent core material that goes into thin super absorbent sanitary napkins and diaper products. This is a developing business that is currently a very small percentage of the product line, but is expected to grow with the pending completion of a new manufacturing facility.

PERFORMANCE FIBERS PRICING - Cyclical pricing of commodity market paper pulp ultimately influences Performance Fibers prices. However, since Rayonier is a non-integrated producer of specialized Performance Fibers for non-papermaking end uses, its high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices and its peaks and valleys are far more mild.

TIMBERLAND MANAGEMENT

Rayonier manages timberlands, sells standing timber to third parties and sells timberlands for both future harvesting and real estate development. The Timberland Management segment includes two reportable business units: Timber Harvest, and Timberland and Real Estate. In the U.S., the Company manages the business segment through Rayonier Timberlands Operating Company (RTOC), a wholly owned limited partnership.

TIMBER HARVEST - Rayonier owns, leases or controls approximately 2.3 million acres of timberlands as of December 31, 2000 as follows:

                                                      Fee          Long-Term
   Region             Total Acres         %       Owned Acres    Leased Acres
   ------             -----------         -       -----------    ------------

Southeast U.S.           1,742            75         1,482           260
Northwest U.S.             379            16           379             -
New Zealand                210             9            82           128
                         -----           ---         -----           ---
Total                    2,331           100         1,943           388
                         =====           ===         =====           ===

Excludes 123,000 acres managed by Rayonier and approximately 66,000 acres of native bush estates in New Zealand that are not harvestable.

The Company's Southeastern U.S. timberlands are located primarily in Georgia, Florida and Alabama, and their proximity to pulp, paper and lumber mills results in significant competition for the purchase of the timber. Approximately 45 percent of the timber harvest represents high-value wood sold primarily to plywood and lumber mills. The remaining 55 percent is pulpwood destined for pulp and paper mills. Softwoods are the predominant species on the Southeastern U.S. timberlands and include loblolly and slash pine, while hardwoods, the minor species, include red oak, sweet gum, black gum, red maple, cypress and green ash. On October 25, 1999, Rayonier acquired approximately 968,000 owned and leased acres of timberland in Georgia, Florida and Alabama in a business combination accounted for by the purchase method of accounting.

Through advanced silvicultural practices, the Company has increased the amount of timber volume per acre available for harvest from its Southeastern U. S. timberlands. This is a primary factor behind an increasing pine harvest trend over the past fifteen years that has, on average, increased approximately 35,000 tons each year. These practices are also being utilized by the Company in the management of the 968,000 acres of incremental timberland base acquired in 1999, with an increasing trend of similar magnitude anticipated.

Northwestern U.S. timberlands are located primarily on the Olympic Peninsula in Western Washington State. All are owned in fee and consist almost entirely of second growth trees. These timberlands are primarily softwood stands, with approximately 68 percent hemlock and the remainder Douglas fir, Western red cedar and spruce. Hardwood timber stands consist principally of alder and maple.

The Company's New Zealand forest assets consist of 82,000 acres of fee owned timberland, plus Crown Forest Licenses that provide the right to grow and harvest timber on approximately 128,000 acres of government owned timberland for a minimum period of 35 years. Approximately 89 percent of these timberlands consists of radiata pine, well suited for high-quality lumber and panel products. The remaining 11 percent is Douglas fir and other species. Timber is grown and sold for both domestic New Zealand uses and for export, primarily to the Pacific Rim markets. In addition, the Company manages timberlands for others in New Zealand and Australia including a joint venture in which Rayonier holds a minority interest.

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

Rayonier sells timber through a public auction process, predominantly to third parties. By requiring the Company's other operating units to competitively bid for their timber and wood requirements, the Company believes it can maximize the true economic return on its investments. In 2000, approximately 85 percent of the Company's standing timber sales were made to third parties.

The Company manages its timberlands on a sustainable yield basis in conformity with best forest industry practices. A key to success is the extensive application of Rayonier's silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species, fertilization and careful timing of the harvest, all designed to maximize value, while responding to environmental needs. The following table sets forth timberland acres as of December 31, 2000 by region and by timber classification (in thousands). Excluded are 20,000 acres managed under a joint venture in New Zealand, 103,000 acres managed by Rayonier in Australia, and approximately 66,000 acres of native bush estates in New Zealand that are not harvestable.


                        Softwood       Hardwood
    Region             Plantation        Lands       Non-Forest      Total
    ------             ----------      ---------     ----------      -----

    Southeast U.S.        1,137           605            --          1,742
    Northwest U.S.          314            17            48            379
    New Zealand             189            21            --            210
                          -----           ---          ----          -----
    Total                 1,640           643            48          2,331
                          =====           ===          ====          =====

Merchantable timber inventory is an estimate of the amount of standing timber at the earliest age that it could be economically harvested. Estimates are based on a continuing inventory system that involves periodic statistical sampling of the timberlands. Adjustments are made on the basis of growth estimates, harvest information and market conditions. The following table sets forth the estimated volumes of merchantable timber by location and type, as of December 31, 2000.


                                                                                             Equivalent total,
                                                                                               in thousands
    Region                                              Softwood     Hardwood     Total       of cubic meters     %
    ------                                              --------     --------     -----       ---------------    ---

    Southeast U.S., in thousands of short green tons     26,093       20,759     46,852           34,342          53
    Northwest U.S., in millions of board feet             1,820          141      1,961           15,619          24
    New Zealand, in thousands of cubic meters            13,533        1,083     14,616           14,616          23
                                                                                                  ------         ---
                                                                                                  64,577         100
                                                                                                  ======         ===


TIMBERLAND AND REAL ESTATE - Rayonier invests in timberlands seeking to maximize its returns from a full cycle of ownership. The end cycle includes selling portions of its land base to capture the appreciated value of the underlying asset. This program includes selling general timberland for others to manage and harvest, and selling higher and better use (HBU) real estate properties more valuable for commercial and residential development purposes.

In November 2000, the Company announced that it would routinely sell 2 percent to 4 percent of its land base each year in order to capture its appreciated value on a more regular basis. Timberlands thus sold will be replaced opportunistically when they can be acquired at a discount to long-term market trends. Real estate and timberland sales are summarized in the following table (sales in thousands):



                                                      2000                         1999                      1998
                                             -----------------------       ---------------------     ---------------------
                                                 $         Acres               $        Acres            $        Acres
                                              --------     -----           --------     -----         --------    -----


   Timberland and Real Estate Sales           $ 70,201     63,084          $ 21,119     7,124         $ 13,651    3,376
                                              ========     ======          ========     =====         ========    =====


WOOD PRODUCTS AND TRADING

The Wood Products and Trading business segment manufactures and sells dimension and specialty lumber and medium-density-fiberboard (MDF) and purchases and harvests timber, primarily from third parties, and sells logs and wood panel products.

Rayonier operates three lumber manufacturing facilities in the U.S. that produce Southern pine and specialty lumber for residential construction and industrial uses. The mills located at Baxley, Eatonton, and Swainsboro, GA, have a combined annual capacity of approximately 360 million board feet of lumber, while also producing approximately 695,000 tons of wood chips for pulping. Lumber sales are primarily to customers in the Southeastern U. S. and Caribbean markets. Most of the lumber is sold by Rayonier sales personnel, however sales to certain export locations are made through independent agents. Substantially all of the wood chip production is sold (at market prices) to Rayonier's Jesup, GA, performance fibers facility accounting for approximately 16 percent of that facility's 2000 total wood consumption.

The Company operates a 160,000 cubic meter per year facility in New Zealand that produces premium grade MDF. The Company's MDF is marketed worldwide by Rayonier personnel, independent sales agents and a domestic distributor. In November 2000, the Company announced that it had hired an investment banker to review strategic alternatives for this plant, including a possible sale.

Rayonier is a leading exporter and trader of softwood logs, lumber and wood panel products. Rayonier purchases and harvests timber and purchases lumber and wood panel products for sale in domestic and export markets. Timber is purchased from both internal and external sources. In 2000, approximately 49 percent of New Zealand log trading sales volume was sourced from Company timberlands. In North America, approximately 25 percent of log trading sales volume was sourced directly from Rayonier's timberlands. Logs were also purchased from independent local dealers who had, in some cases, purchased cutting rights to Company timberlands.

DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions and discontinued operations include Rayonier's Port Angeles, WA, performance fibers mill, that was closed on February 28, 1997; its interest in the Grays Harbor, WA, performance fibers and paper complex, which was closed in 1992; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1986; Rayonier's Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition. See
Note 12 of the Notes to Consolidated Financial Statements - Dispositions and Discontinued Operations.

FOREIGN SALES AND OPERATIONS

Rayonier's sales for the last three years by geographical destination are as follows (millions):


                                         Sales by Destination
                            ----------------------------------------------
                            2000       %      1999      %      1998     %
                           ------     ---    ------    ---     -----    ---

    United States         $   662      54    $  590     53    $  600     56
    Europe                    107       9       101      9       133     12
    Japan                     135      11       135     12       117     11
    China                      86       7        56      5        41      4
    Other Asia                124      10       125     12        87      8
    Latin America              66       5        66      6        59      6
    Canada                     34       3        21      2        22      2
    All other                  13       1        14      1        14      1
                           ------     ---    ------    ---     -----    ---

    Total                  $1,227     100    $1,108    100    $1,073    100
                           ======     ===    ======    ===    ======    ===

Overseas assets, primarily in New Zealand, were approximately 14 percent of total assets at the end of 2000 and Rayonier's sales from non-U.S. operations were approximately 13 percent of total sales. See Note 3 of the Notes to Consolidated Financial Statements -- Segment and Geographical Information.

PATENTS

Rayonier has a large number of patents that relate primarily to its products and processes. It also has pending a number of patent applications. Although Rayonier's patents are of significant importance to the operation of each of its individual businesses, Rayonier does not consider any of its patents or group of patents relating to a particular product or process to be of material importance to Rayonier.

COMPETITION AND CUSTOMERS

Performance fibers are marketed worldwide against strong competition from domestic and foreign producers. Rayonier's major competitors include International Paper, Weyerhaeuser, Georgia-Pacific, Buckeye Technologies and Stora Kopparberg. Several foreign, low-cost manufacturers of lower-grade pulps are attempting to produce high-grade acetate pulps. Supply of these performance fibers grades may increase in the future, while the overall demand growth has been fairly modest, thus pressuring cellulose specialty margins. On the other hand, the Company is developing new products and improving existing products and processes that could add additional value to the Performance Fibers business. In addition to pricing, product performance and technical service are principal methods of competition.

The Company's U.S. timberlands are located in two major timber growing regions (the Southeast and the Northwest), where timber markets are fragmented and very competitive. In the Northwest U.S., John Hancock Mutual Life Insurance Co. and Washington State (Department of Natural Resources) are significant competitors. In both the Northwest U.S. and Southeast U.S., smaller companies and private landowners compete with the Company. Price is the principal method of competition.

Export log markets are highly competitive. Logs are available from several countries and numerous suppliers. In New Zealand, major competitors include Carter Holt Harvey and Fletcher Challenge. In North America, Weyerhaeuser, Sea Alaska, Timber West (Canada) and Willamette are principal competitors. Price and customer relationships are important methods of competition.

Rayonier's lumber and MDF wood products compete with alternative construction materials and the products of numerous companies, some of which are larger and have greater resources than Rayonier. Due to continual improvement in operations and market conditions, the MDF facility's performance, both operationally and financially, has made steady gains. As a result, its premium grade MDF sales have expanded beyond the still weak Australasia markets, penetrating both the U.S. and the European markets.

ENVIRONMENTAL MATTERS

See "Environmental Regulation" in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 of the Notes to Consolidated Financial Statements -- Contingencies.




RAW MATERIALS

In the U.S., timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. Availability is also subject to cyclical swings in wood products and pulp and paper markets. While the Timber Harvest business unit has benefited from a significant increase in timber prices over the last decade, this increase adversely impacted fiber costs at Rayonier's Performance Fibers and Wood Products manufacturing facilities in the Southeast U.S.

Rayonier has pursued, and is continuing to pursue, reductions in usage and costs of key raw materials, supplies and contract services at its Performance Fibers and lumber mills. Management foresees no significant constraints from pricing or availability of its key raw materials.

RESEARCH AND DEVELOPMENT

Rayonier believes it maintains one of the preeminent Performance Fibers research facilities and staff in the forest products industry. Research and development efforts are directed primarily at the development of new and improved cellulosic fiber grades and related products, improved manufacturing efficiency, reduction of energy needs, product quality and development of improved environmental controls. The research center is adjacent to the Performance Fibers mill in Jesup, GA.

Research activities related to timberland operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve financial returns from timberland assets.

Research and development annual expenditures were approximately $10 million in 2000, 1999 and 1998.

EMPLOYEE RELATIONS

Rayonier currently employs approximately 2,300 people. Of this number, approximately 2,050 are employees in the United States, of whom 55 percent are covered by labor contracts. Most hourly employees are represented by one of several labor unions. Labor relations are maintained in a normal and satisfactory manner.

Jesup's labor agreements, covering approximately 660 employees, expire in June 2002. Fernandina's labor contracts, covering approximately 250 employees, expire in April 2001.

Rayonier has in effect various benefit plans for its employees and retirees, providing certain group medical, dental and life insurance coverage, pension and other benefits. The cost of the plans is borne primarily by Rayonier.

ITEM 2.  PROPERTIES

Rayonier owns, leases or controls approximately 2.1 million acres of timberlands in the United States. Rayonier manages these properties and sells timber to other Company operating units, as well as unaffiliated parties. Rayonier's New Zealand subsidiary owns or manages the forest assets on approximately 369,000 acres of plantation forests in New Zealand and Australia. Rayonier and its wholly owned subsidiaries own or lease various other properties used in their operations. These include two Performance Fibers mills, three lumber manufacturing facilities, an MDF plant, a research facility and Rayonier's corporate headquarters. These facilities are located in the Northwestern and Southeastern portions of the U. S. and in New Zealand.

ITEM 3.  LEGAL PROCEEDINGS

Rayonier is engaged in certain environmental proceedings that are discussed more fully in Note 17 of the Notes to Consolidated Financial Statements - Contingencies (Legal Proceedings).

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service for $28.3 million in tax deficiency and related penalties for an issue in dispute regarding the Company's 1996 and 1997 Federal tax returns. The Company has been discussing this issue with the IRS since 1999. As a result, the notice of proposed disallowance was not unanticipated and the Company has provided adequate reserves. The Company plans to contest this matter and believes that the ultimate outcome will not have a material adverse impact on the Company's financial position, liquidity, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 2000.

                         EXECUTIVE OFFICERS OF RAYONIER


W. LEE NUTTER, 57, Chairman, President and Chief Executive Officer, Rayonier - Mr. Nutter joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President, Timber and Wood in 1984, Vice President, Forest Products in 1985, Senior Vice President, Operations, in 1986 and Executive Vice President in 1987. He was elected President and Chief Operating Officer and a director of Rayonier on July 19, 1996 and was elected to his present position effective January 1, 1999. Mr. Nutter serves on the Boards of Directors of the American Forest & Paper Association ("AF&PA") and the National Council for Air and Stream Improvement, and he is also on the Executive Committee of the AF&PA. He graduated from the University of Washington and the Harvard University Graduate School of Business Administration Advanced Management Program.

WILLIAM S. BERRY, 59, Executive Vice President, Forest Resources and Wood Products - Mr. Berry was elected to his present position in October 1996 after being elected Senior Vice President, Forest Resources and Corporate Development, of Rayonier in January 1994. He was Senior Vice President, Land and Forest Resources, of Rayonier from January 1986 to January 1994. From October 1981 to January 1986 he was Vice President and Director of Forest Products Management. Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. He serves on the External Advisory Board of the Warnell School of Forest Resources, University of Georgia and is Chairman of the National Tree Farm Operating Committee. He holds a B.S. in Forestry from the University of California at Berkeley and an M.S. in Forestry from the University of Michigan.

GERALD J. POLLACK, 59, Senior Vice President and Chief Financial Officer - Mr. Pollack was elected Senior Vice President and Chief Financial Officer of Rayonier in May 1992. From July 1986 to May 1992, he was Vice President and Chief Financial Officer. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. He is a member of the New York Advisory Board of FM Global Co., the financial management committee of AF&PA, and the Financial Executive Institute. Mr. Pollack has a B.S. in Physics from Rensselaer Polytechnic Institute and an M.B.A. in Accounting and Finance from the Amos Tuck School at Dartmouth.

JOHN P. O'GRADY, 55, Senior Vice President, Administration - Mr. O'Grady was elected Senior Vice President, Human Resources, of Rayonier in January 1994 and Senior Vice President, Administration, effective January 1996. He was Vice President, Administration, of Rayonier from July 1991 to January 1994. From December 1975 to July 1991, he held a number of human resources positions at ITT Corporation and its subsidiaries. Mr. O'Grady serves on the AF&PA's employee and labor relations committee and is a Management Trustee for the Paper, Allied-Industrial, Chemical & Energy Workers International Union Health and Welfare Trust. He holds a B.S. in Labor Economics from the University of Akron, an M.S. in Industrial Relations from Rutgers University and a Ph.D. in Management from California Western University.

WILLIAM A. KINDLER, 58, Senior Vice President, Performance Fibers - Mr. Kindler joined Rayonier in August 1996 and was elected Vice President, Performance Fibers, in October 1996 and Senior Vice President, Performance Fibers, in March 1998. Prior to coming to Rayonier, he held a number of senior management positions with James River Corporation (paper and tissue products manufacturing), most recently Vice President, Product Supply, Consumer Products from March 1994 until August 1996. He holds a B.A. in Chemistry from Western Washington University and an M.S. and Ph.D. in Pulp and Paper Technology from the Institute of Paper Chemistry.

JILL WITTER, 46, Vice President and General Counsel - Ms. Witter joined Rayonier in January 2001 and was elected Vice President and General Counsel in February 2001. Prior to joining Rayonier, she served as Vice President, General Counsel and Secretary of Sunglass Hut International, Coral Gables, Florida, from 1999 to January 2001. She was previously with Angelica Corporation, St. Louis, Missouri from 1985 to 1999, most recently as Vice President, Legal, Human Resources, General Counsel and Secretary. She holds a B.A. and J.D. from the University of Missouri.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The table below reflects the range of market prices of Rayonier Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which this security is listed, under the trading symbol RYN.

RAYONIER COMMON SHARES - MARKET PRICES, VOLUME AND DIVIDENDS

                                                    Composite
                           High        Low           Volume           Dividend
                           ----        ---          ---------         --------

    2000
    Fourth Quarter       $41.19      $31.25         7,032,600            $.36
    Third Quarter         43.50       35.00         4,603,300             .36
    Second Quarter        48.88       35.38         6,596,400             .36
    First Quarter         48.75       35.56         6,041,800             .36

    1999
    Fourth Quarter       $48.56      $36.25         5,148,600            $.36
    Third Quarter         52.88       36.69         5,233,600             .31
    Second Quarter        51.19       39.31         3,627,300             .31
    First Quarter         46.88       38.75         3,124,900             .31


On February 16, 2001, Rayonier announced a first quarter dividend of 36 cents per share payable March 30, 2001 to shareholders of record on March 9, 2001.

There were approximately 18,791 shareholders of record of Rayonier Common Shares on February 28, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary of historical financial data for each of the five years in the period ended December 31, 2000 is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements. Effective December 31, 2000, the Company changed its method of reporting freight revenue and costs in compliance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". The financial statements have been reclassified to reflect the increase in sales and cost of sales of $76, $72, $64, $91 and $93 in 2000, 1999, 1998, 1997 and 1996, respectively. Additionally, the sale of land in the first quarter of 2000 has been reclassified from gain on sale of assets ($23) to Timberland and Real Estate sales ($50) and cost of sales ($27). These changes had no effect on net income or earnings per share.


                                                                                      Year Ended December 31
                                                                   ----------------------------------------------------------
                                                                    2000         1999         1998         1997         1996
                                                                   ------       ------       ------       ------       ------
                                                                         (dollar amounts in millions, except per share data)

OPERATIONS:
Sales                                                              $1,227       $1,108       $1,073        $1,196      $1,271
Operating income before provision for dispositions                    205          136          124           166         159
Provision for dispositions                                            (15) (1)       -            -             -        (125) (1)
Operating income                                                      190          136          124           166          34
Income (loss) from continuing operations                               78           69           64            87           -
( - )
Net income (loss)                                                      78           69           64            87         (98) (2)
PER COMMON SHARE:
Income (loss) from continuing operations                          $  2.82      $  2.44      $  2.22      $   2.97      $ ( - )

Net income (loss)  - Diluted                                         2.82         2.44         2.22          2.97       (3.28) (1)
                   - Basic                                           2.87         2.48         2.26          3.03       (3.28)
EBITDA (4)                                                          14.19         8.98         8.21          8.14        7.96
Dividends paid                                                       1.44         1.29         1.24          1.20        1.16
Book value                                                          25.09        23.94        23.01         22.37       21.29

FINANCIAL CONDITION:
Total assets                                                       $2,162       $2,280       $1,601        $1,596      $1,598
Total debt                                                            973        1,136          490           426         433
Book value                                                            680          656          639           633         623

CASH FLOW:
Cash flow from operations                                         $   279      $   213     $    154       $  238       $ 234
Custodial capital spending (3)                                         70           69           58           72          83
Total capital expenditures                                             90           95           95          137         187
Depreciation, depletion and amortization                              164          105          101           99          97
EBITDA    (4)                                                         393          253          235          240         237
EBIT  (5)                                                             202          141          125          138         139
Free cash flow (6)                                                    205          121           66          122         119
Dividends paid                                                         39           36           35           35          34
Share repurchases                                                      18           24           27           48          17

PERFORMANCE RATIOS (%):
Operating income to sales (7)                                          17           12           12           14          13
Return on equity (8)                                                   12           11           10           14           -
Return on capital                                                     7.7          6.5          7.8          9.8           -
Debt to capital                                                        59           63           43           40          41
Debt to EBITDA                                                   2.5 to 1     4.7 to 1     2.3 to 1     3.1 to 1    3.0 to 1

OTHER:
Number of employees                                                 2,300        2,300        2,300        2,500       2,700
Timberlands - in thousands of acres                                 2,331        2,422        1,447        1,452       1,462



SELECTED OPERATING DATA (UNAUDITED):                                                    Year Ended December 31
                                                                     ------------------------------------------------------
                                                                     2000         1999         1998         1997       1996
                                                                     ----         ----         ----         ----       ----

Performance Fibers
   Sales volume
     Cellulose Specialties - in thousands of metric tons (10)         394          364          369          410        373
     Absorbent Materials- in thousands of metric tons (11)            329          297          324          315        308
   Sales as a percent of capacity                                    101%          95%          97%         100%       101%

Timberland Management

   Timber Harvest volume
     Northwest U.S. - in millions of board feet                       239          204          212          190        193
     Southeast U.S. - in thousands of short green tons              4,920        2,574        2,360 (9)    2,421      2,281
     New Zealand - in thousands of cubic meters                     1,320        1,249        1,003        1,111      1,097

   Intercompany Timber Harvest volume
     Northwest U.S. - in millions of board feet                        59           24           12           14         23
     Southeast U.S. - in thousands of short green tons                 41           40           70           92        158
     New Zealand - in thousands of cubic meters                       634          580          385          589        840

Timberland and Real Estate sales - acreage                         63,084        7,124        3,376        2,837      3,062
Wood Products and Trading

   Lumber sales volume - in millions of board feet (12)               235          255          310          325        280

   Medium-density fiberboard sales volume -
       in thousands of cubic meters                                   157          129           91           16          -

   Log trading sales volume
     North America - in millions of board feet                        220          205          173          224        284
     New Zealand - in thousands of cubic meters                     1,254        1,246          851        1,113      1,414
     Other - in thousands of cubic meters                             335          611          206          277         97

SELECTED SUPPLEMENTAL FINANCIAL DATA

Financial Results Excluding Impact of Special Items (13)
     Sales                                                       $  1,227     $  1,101      $ 1,080      $  1,183   $ 1,271
     Operating income                                                 205          135          134           166       159
     Net income                                                        83           65           70            82        79
     Net income per diluted Common Share                             3.00         2.32         2.44          2.78      2.63
     EBITDA (4)                                                       393          250          244           240       237
     Return on equity (%)                                              12           10           11            13        10

Geographical Data (Non-U.S.)
     Sales
         New Zealand                                               $  115        $ 106        $  79        $ 111      $ 118
         Other                                                         49           56           25           34         30
                                                                     ----         ----         ----         ----       ----
             Total                                                 $  164        $ 162        $ 104        $ 145      $ 148
                                                                    =====         ====         ====         ====       ====

     Operating Income (Loss)
         New Zealand                                               $   (1)       $  (7)       $ (14)       $   8      $   5
         Other                                                          -           (1)          (3)          (5)        (3)
                                                                     -----        -----        -----        ----       ----
             Total                                                 $   (1)       $  (8)       $ (17)       $   3      $   2
                                                                    =====         ====         =====        ====       ====


                                                                                        Year Ended December 31
                                                                     ------------------------------------------------------
                                                                     2000         1999         1998         1997       1996
                                                                     ----         ----         ----         ----       ----

EBITDA per Share
         Performance Fibers                                        $ 5.75       $ 3.78       $ 3.51       $ 4.20     $ 3.99
         Timberland Management                                       9.05         5.25         5.19         4.91       5.10
         Wood Products and Trading                                    .02          .42          .05          .45        .22
         Corporate and other                                         (.63)        (.47)        (.55)       (1.42)     (1.40)
                                                                   ------       ------       ------       ------     ------
         Total Rayonier                                            $14.19       $ 8.98       $ 8.20       $ 8.14     $ 7.91

Timberland Management
     Sales
         Northwest U.S.                                            $   82        $  73        $  81       $   81     $   92
         Southeast U.S.                                               173           79           77(9)        70         67
         New Zealand                                                   25           25           24           33         37
                                                                   ------       ------        -----       ------     ------
              Total                                                $  280        $ 177        $ 182       $  184     $  196
                                                                   ======       ======        =====       ======     ======
     Operating Income
         Northwest U.S.                                            $   65        $  52        $  59       $   58     $   67
         Southeast U.S.                                                81           58           54           51         48
         New Zealand                                                    6            6            8            8         15
                                                                   ------       ------        -----       ------     ------
              Total                                                $  152        $ 116        $ 121       $  117     $  130
                                                                   ======       ======        =====       ======     ======

(1) Includes a charge of $15 million ($11 million after tax) in 2000 primarily related to closure reserves for the Port Angeles Performance Fibers mill and $125 million ($79 million after-tax) in 1996 related to the closure of the Port Angeles Performance Fibers mill and write-off of other non-strategic assets.

(2) Includes an after-tax charge of $98 million ($3.28 per share) to implement AICPA Statement of Position 96-1 related to future environmental monitoring costs.

(3) Custodial capital spending is defined as capital expenditures to maintain current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition, and in compliance with regulatory requirements.

(4) EBITDA is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of timberland and real estate sales.

(5) EBIT is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense and income taxes.

(6) Free cash flow is defined as EBITDA plus significant non-recurring items, less income taxes, interest expense, changes in working capital, long-term assets and liabilities, custodial capital spending and prior-year dividend levels.

(7)   Based on operating income before provision for dispositions.

(8) Based on income (loss) from continuing operations, including charges for Performance Fibers mill disposition.

(9) Includes salvage timber sales of $2.3 million on volume of 279 thousand short green tons resulting from the Southeast U.S. forest fires.

(10) Excludes sales volumes of the Port Angeles, WA, Performance Fibers mill, which ceased operations on February 28, 1997, of 35 and 94 for the years 1997 and 1996, respectively.

(11) Excludes sales volumes of the Port Angeles, WA, Performance Fibers mill of 7 and 18 for 1997 and 1996, respectively.

(12) Includes sales volumes of the Plummer, ID, lumber mill, which closed in July 1998 after fire damaged the facility, of 51, 77 and 79 for the years 1998-1996, respectively.

(13) In 2000, special items include an increase in reserves for dispositions of $15 and the gain of $8 from the sale of our 25 percent interest in a New Zealand joint venture. In 1999 special items include the gain of $6 on the large land sale in the Southeast U.S., the corporate office restructuring and relocation costs of $4, the non-strategic asset sale in the Northwest U.S. and the non-cash charge for a prior year contract dispute. The Southeast U.S. forest fires in 1998, the gains from sale of timber assets in New Zealand in 1997 and the charges discussed in (1) and (2) above in 1996 are reflected as special items for those years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENT INFORMATION (in millions)                  Year Ended December 31
                                          -------------------------------------
                                           2000          1999           1998
                                           ----          ----           ----

       Sales
       Performance Fibers
          Cellulose Specialties          $  348        $ 331          $ 355
          Absorbent Materials               228          160            170
                                         ------       ------          -----
       Total Performance Fibers             576          491            525
                                         ------       ------          -----

       Timberland Management
          Timber Harvest                    210          156            168
          Timberland and Real Estate         70           21             14
                                         ------       ------          -----
       Total Timberland Management          280          177            182
                                         ------       ------          -----

       Wood Products and Trading            401          462            381

       Intersegment Eliminations            (30)         (22)           (15)
                                         ------       ------          -----

              Total sales                $1,227       $1,108         $1,073
                                         ======       ======         ======

       Operating Income (Loss)
       Performance Fibers                  $ 83         $ 39           $ 34

       Timberland Management
          Timber Harvest                    114          100            111
          Timberland and Real Estate         38           16             10
                                         ------        -----          -----
       Total Timberland Management          152          116            121
                                         ------        -----          -----

       Wood Products and Trading            (17)          (3)           (17)
       Provision for dispositions           (15)           -              -
        Corporate and other                 (13)         (16)           (14)
                                         ------        -----          -----

             Total operating income        $190         $136           $124
                                         ======        =====          =====

BUSINESS CONDITIONS

Rayonier's net income in 2000 was $78 million ($2.82 per share), compared to $69 million ($2.44 per share) in 1999. Excluding the impact of special items in each year, 2000 net income was $83 million ($3.00 per share), and 1999 net income was $65 million ($2.32 per share). Two nonrecurring transactions were recorded in 2000. The sale of our interest in a New Zealand timberland joint venture that contributed a gain of $7.6 million (16 cents per share, after tax), and an increase in a dispositions reserve of $15 million (34 cents per share, after tax). In 1999, special gains included the sale of a marine terminal and associated assets in the Northwest U.S. for a gain of $7.7 million and the sale of land in the Southeast U.S. that resulted in a gain of $5 million. Those gains were offset by costs incurred related to the corporate office restructuring and relocation and the non-cash charge for a prior year contract dispute.

After a strong first half in 2000, demand for many of the company's products began to weaken due to the slowing U.S. and global economy. The cycle upturn in the Performance Fibers segment, which began in the second half of 1999, continued during most of 2000 and resulted in higher absorbent material fibers prices and overall volume. In the fourth quarter, in response to U.S. and global economic weakness, demand for absorbent material fibers diminished and prices stabilized. Demand for the Company's cellulose specialties fibers increased steadily throughout the year.

In Timberland Management, timber harvest in the Northwest U.S. increased significantly due to strong domestic lumber demand in the early part of the year. Demand for timber for export markets peaked in the first quarter. In the Southeast U.S., greater income from higher volume resulting from the 1999 major timberland acquisition, was mostly offset by higher depletion expense and lower pine prices. The segment's favorable year over year performance basically came from the Southeast U.S., where the sale of timberland and higher and better use land provided strong income contributions. Rayonier sold a large tract of timberland in the first quarter of 2000 for $50 million as part of an ongoing program to convert timberlands to their highest and best use and as part of its continuing program to reduce debt. In Wood Products and Trading, lumber results deteriorated due to substantially lower prices in the second half of the year. However, results at the Company's medium-density fiberboard (MDF) plant in New Zealand improved due to higher volume and prices and lower costs.

In the fourth quarter of 2000, the Company sold its 25 percent interest in a New Zealand timberland joint venture for $14.6 million, resulting in a gain of $7.6 million.

Capital spending in 2000 was focused on investment in timberlands and cost reduction, quality and productivity improvements in Performance Fibers and Wood Products. These investments are expected to help moderate the cyclical effects of the Performance Fibers market cycle, improve bottom-of-the-cycle earnings and add value to existing assets. See Liquidity and Capital Resources.

The Performance Fibers segment continues to perform well despite the strong U.S. dollar and generally weak Asian markets. The Company's cellulose specialty capacity is fully committed for the first quarter of 2001. However, the slowing U.S. economy and the strong U.S. dollar have put pressure on the other business segments. First quarter 2001 earnings will be lower than fourth quarter 2000 earnings before non-recurring items, due to the widening global economic slowdown.

RESULTS OF OPERATIONS, 2000 VS. 1999

Sales and Operating Income
Sales of $1.227 billion in 2000 were $119 million above 1999 sales, reflecting higher Performance Fibers prices and volume, improved timber harvest, and higher timberland sales activity. These improvements were partially offset by lower Wood Products and Trading activity. Operating income of $190 million was $54 million higher than 1999, principally due to higher Performance Fibers, timber harvest, and timberland sales contributions, partly offset by lower lumber results.

Performance Fibers
Performance Fibers sales of $576 million were $85 million above the prior year, principally due to higher absorbent materials prices and overall fiber sales volume resulting from improved demand. Operating income of $83 million was $44 million above 1999, primarily as a result of the higher absorbent materials prices, stronger overall volume, and slightly lower manufacturing costs. These favorable factors were partially offset by lower cellulose specialty prices.

Timberland Management
Timberland Management sales of $280 million and operating income of $152 million were above the prior year by $103 million and $36 million, respectively.

     Timber Harvest
     Timber sales of $210 million in 2000 were $54 million above 1999, and operating income of $114 million exceeded prior year results by $14 million. Sales improved due to higher timber harvests in operating regions, principally driven by volume from the major fourth quarter 1999 Southeast U.S. timberland acquisition, along with higher volume in the Northwest U.S. and New Zealand. The favorable impact of the higher volume was partially offset by lower timber prices. Operating income improved as a result of the higher sales volume, partially offset by higher depletion costs in the Southeast U.S. associated with the 1999 timberland acquisition.

     Timberland and Real Estate
     Timberland and real estate sales of $70 million and operating income of $38 million were above 1999 results by $49 million and $22 million, respectively. The improvement essentially results from the first quarter 2000 timberland sales. In November 2000, the Company announced that it would routinely sell between 2 percent to 4 percent of its land base each year in order to capture its appreciated value on a more regular basis. The Company said that as an example, if the 2 percent of its overall holdings that were sold came from the Southeast U.S., using recent transaction prices and Rayonier's average cost basis for Southeast properties, it is estimated that operating income would increase by approximately $15 million, or 35 cents in earnings per share, and EBITDA would increase by approximately $40 million.


Wood Products and Trading
Sales of $401 million were $61 million below the prior year, and an operating loss of $17 million was unfavorable to 1999 by $14 million. Lumber results declined dramatically from the prior year due to lower prices and volume, as well as higher wood costs and expenses associated with the start-up of the Eatonton, Georgia facility. MDF results improved compared to the prior year due to higher prices and volume and lower manufacturing costs. Although trading volume declined, operating results reflected a slight improvement.


Provision for dispositions
The provision for dispositions in 2000 increased $8 million over 1999 primarily resulting from strengthening the closure reserves for the Port Angeles, WA. Performance Fibers mill.

Corporate and other
Corporate and other costs of $13 million for 2000 were $3 million lower than 1999 principally due to lower incentive compensation and expenses associated with the Company's corporate office restructuring and relocation.

Other Income/Expense
Interest expense of $86 million was $44 million above the prior year principally due to financing the fourth quarter 1999 timberland acquisition and slightly higher rates.

Other income improved $3 million when the sale of our interest in a New Zealand joint venture in 2000 is compared to the effect of last year's contract dispute charge and the gain from the 1999 sale of a non-strategic marine terminal and related assets in the Northwest U.S.

Rayonier purchases foreign currency forward contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. The mark-to-market loss on these contracts, included in "Interest and miscellaneous income (expense), net," was $3 million compared to $0 in 1999. In 2000 the New Zealand /U.S. dollar exchange rate declined from 0.51 on January 1, 2000, to
0.44 on December 31, 2000.

Income Taxes
The effective tax rate for 2000 was 28 percent compared to 30 percent in 1999. The effective tax rates are below U.S. statutory rates, primarily resulting from the lower rates in effect for foreign subsidiaries, research and development tax credits, and the reversal of tax provisions for items cleared as a result of the completion of several tax audits.

RESULTS OF OPERATIONS, 1999 VS. 1998

Sales and Operating Income
Sales increased 3 percent to $1.108 billion in 1999, reflecting higher Wood Products and Trading activity, partially offset by weaker U.S. timber prices and reduced sales in the Performance Fibers segment due to lower cellulose specialties prices and volume. Operating income for the year was $136 million, up from $124 million in 1998, due to improvements in Wood Products primarily at the New Zealand MDF facility and a strong U.S. lumber market. Harvest results declined due to lower U.S. timber prices. Performance Fibers results improved due to lower manufacturing costs and higher absorbent material prices.

Performance Fibers
Performance Fibers sales of $491 million were $34 million below the prior year level principally due to reduced customer demand and selling prices for cellulose specialties partly offset by higher absorbent material prices. Operating income of $39 million was $5 million above 1998 as a result of higher fluff prices and lower wood, chemical and maintenance costs. Performance Fibers production costs decreased to $596 per ton in 1999 from $638 per ton in 1998, primarily resulting from lower wood and chemical costs. These gains were partially offset by lower cellulose specialties pricing and market related shutdown costs for the Fernandina mill.

Timberland Management
Sales of $177 million and operating income of $116 million were each $5 million below the prior year as follows.

     Timber Harvest
     Timber sales of $156 million in 1999 were $12 million below 1998, and operating income of $100 million decreased $11 million from 1998. Sales and operating income declined as a result of lower U.S. timber prices. Timber prices were unusually high in Southeast U.S. markets during the first half of 1998 due to unusually wet weather that led to restricted supply because of difficult logging conditions. In 1999, timber prices declined in the Northwest U.S. due to the impact of the weak Asian economies on export products and in the Southeast U.S. due to reduced pulpwood demand resulting from pulp and paper mill closures and downtime in the region. Operating income was reduced by $10 million in 1998 due to the Southeast U.S. forest fires, including $7 million on lower pricing for salvage timber and $3 million on the write-off of destroyed timber assets and other fire-related expenses.




     Timberland and Real Estate
     Timberland and Real Estate sales of $21 million in 1999 were $7 million above 1998, and operating income of $16 million was $6 million above 1998. Higher land sales in the Southeast U.S., including a relatively large transaction in the fourth quarter, resulted in a gain of $5 million.

Wood Products and Trading
Wood Products and Trading sales of $462 million in 1999 were $81 million above the 1998 level. Sales improved due to higher wood products trading activity and increased log trading volume in Asian and U.S. domestic markets, higher volume and sales price for MDF, and a strong Southeast U.S. lumber market were offset by the absence of sales from the Plummer, ID, sawmill. This lumber mill was closed in July 1998, after fire damaged the facility, and it subsequently was sold in September 1999. An operating loss of $3 million in 1999 was favorable $14 million to 1998. The favorable variance resulted from continued improvements at the MDF plant in both selling price and manufacturing costs, combined with higher lumber selling prices partly offset by the costs associated with the closure of a wood products distribution business.

Corporate and other
Costs for 1999 were higher than 1998, principally due to $4 million of expense associated with the Company's corporate office restructuring and relocation to Jacksonville, FL.

Other Income/Expense
Interest expense for 1999 increased $7 million to $42 million, reflecting higher debt levels associated with the 1999 major timberland acquisition, net of lower other debt and lower average interest rates.

Other income improved $4 million over 1998 due to the October sale of the non-strategic marine terminal and related assets in the Northwest U.S. for $9.5 million, resulting in a one-time gain of $7.7 million. This gain was partially offset by a non-cash charge for an unrelated contract dispute of $4.6 million.

Rayonier purchases foreign currency forward contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. The mark-to-market loss on these contracts, included in "Interest and miscellaneous income (expense), net," was $0 in 1999, as compared to a mark-to-market loss of $1 million in 1998. In 1999 the New Zealand/U.S. dollar exchange rate moved slightly from 0.52 on January 1, 1999, to 0.51 on December 31, 1999.

Acquisition of Timberland
On October 25, 1999, the Company completed a major timberland purchase. The final acquisition cost of the asset was $716.4 million for approximately 968,000 owned and long-term leased acres in Georgia, Florida and Alabama.

Income Taxes
The effective tax rate for 1999 was 30 percent, compared to 29 percent in 1998. The effective tax rates are below U.S. statutory rates, primarily resulting from the lower rates in effect for foreign subsidiaries, and research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities in 2000 of $279 million increased $66 million from 1999 principally as a result of higher cash income partly offset by higher working capital requirements. This cash flow helped to finance capital expenditures of $90 million, pay dividends of $39 million, repurchase Common Shares of $18 million and reduce debt by $163 million.

Cash flow from operating activities in 1999 increased $59 million from the 1998 level to $213 million. This cash flow helped to finance capital expenditures of $95 million, dividends of $36 million, repurchase of Common Shares of $24 million and helped reduce debt by $70 million, excluding the major timberland acquisition.

In 1996, the Company began a Common Share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. This program limits the number of shares that may be repurchased each year to the greater of 1.5 percent of the Company's outstanding shares or the number of incentive shares actually issued to employees during the year. In July 1998, the Company's Board of Directors increased the authorized number of common shares to be repurchased by 200,000. In October 1998, the Board authorized the repurchase of an additional one million shares through December 31, 2000. In October 2000, the Board authorized the repurchase of an additional one million shares. These share repurchases were authorized in addition to the 1.5 percent of outstanding shares normally repurchased each year. The Company repurchased 433,000 shares in 2000 at an average cost of $40.70 per share for $18 million, compared to 551,867 shares in 1999, at an average cost of $43.11 per share for $24 million, and 628,479 shares in 1998 at an average cost of $42.24 per share for $27 million.

In 2000, EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion and amortization and non-cash cost of land sales) was $393 million ($14.19 per share), an increase of $140 million ($5.21 per share) from 1999. The increase is primarily due to higher operating income, increased depletion of timberlands and cash flow associated with the non-cash cost of timberlands sold. In 1999, EBITDA was $253 million ($8.98 per share), compared to $235 million ($8.20 per share) in 1998. Free cash flow (defined as EBITDA plus significant non-recurring items, less income taxes, interest expense, changes in working capital, long-term assets and liabilities, custodial capital spending and prior-year dividend levels) increased $84 million to $205 million in 2000 primarily as a result of higher cash income.

Debt decreased $163 million in 2000 to $973 million primarily resulting from higher free cash flow. The year-end debt-to-capital ratio of 59 percent is 4 percentage points lower than 1999. The percentage of debt with fixed interest rates was 68 percent as of December 31, 2000, and 62 percent as of December 31, 1999.

The most restrictive long-term debt covenant in effect for Rayonier at December 31, 2000, provided that the ratio of total debt to EBITDA not exceed 5.5 to 1 at the end of 2000. Under the same covenant, effective March 31, 2001 and at the end of subsequent calendar quarters, that ratio cannot exceed 4.0 to 1. As of December 31, 2000, the ratio was 2.6 to 1. The most restrictive long-term debt covenants in effect for RTOC at December 31, 2000, provided that the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges not be less than 1.6 to 1. Additionally, the ratio of consolidated total debt to consolidated cash flow available for fixed charges may not exceed 4.5 to 1. As of December 31, 2000, the ratios were 2.5 to 1 and 3.1 to 1, respectively. In addition, $461 million of retained earnings was unrestricted as to the payment of dividends.

Capital expenditures of $90 million in 2000 included: $70 million of custodial capital spending; $7 million for the purchase and upgrade of the Eatonton, Georgia sawmill; $8 million to purchase fee title to 76,000 acres of land underlying some of our Crown Forest Licenses in New Zealand; and $1 million as part of a $5 million project to install a dewatering press in Jesup. Rayonier expects to invest $170 to $210 million in capital projects during the two-year period 2001-2002. Capital projects include profit improvement, custodial capital, timberlands reforestation and various projects to comply with new environmental laws and requirements. As new environmental regulations are promulgated, additional capital spending may be required to ensure continued compliance with environmental standards. See Environmental Regulation.

The Company has unsecured credit facilities totaling $300 million, which were used as support for $20 million of outstanding commercial paper. As of December 31, 2000, Rayonier had $280 million available under its revolving credit facilities. In connection with the financing of the 1999 major timberland acquisition, RTOC entered into an agreement with a group of banks that provided RTOC with revolving credit facilities totaling $75 million and expiring in 2004. As of December 31, 2000, RTOC had $45 million of available borrowings under its revolving credit facilities. In addition, the Company has on file with the Securities and Exchange Commission shelf registration statements to offer $150 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, dividends, share repurchases, working capital, and other liquidity needs for the foreseeable future.

ENVIRONMENTAL REGULATION

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal that, in the opinion of management, will require substantial expenditures over the next 10 years. During 2000, 1999, and 1998, Rayonier spent approximately $4 million, $3 million, and $3 million, respectively, for capital projects related to environmental compliance for ongoing operations. During the two-year period 2001-2002, Rayonier expects to spend approximately $11 million on such capital projects.

During 1997, the Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions but, due to the specialty nature of Rayonier's Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company's mills. The Company continues to work with the EPA to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next three to five years associated with environmental regulations will not exceed $70 million at the Performance Fibers mills.

Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways limit and may prevent timber harvesting, road building and other activities on private lands. A portion of the Company's timberlands is subject to some level of harvest restrictions. Over the past several years, the harvest of timber from the Company's timberlands in the State of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. These restrictions have caused Rayonier to restructure and reschedule some of its harvest plans. Emergency and permanent rules are in the process of being adopted in Washington State pursuant to a statute intended to implement an agreement between the timber industry and local government entities to protect the salmon. These rules will further reduce the proportion of Rayonier's Northwest timberlands available for commercial timber management and the total volume of timber available for harvest. Rayonier has made changes to its long-term harvest plan to compensate for these restrictions and does not anticipate a material adverse change in its harvest schedule in the near term. Such efforts are ongoing and, in the opinion of management, will not have a material impact on the Company's consolidated financial position or results of operations.

Rayonier currently estimates that expenditures during 2001-2002 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $29 million. Such costs will be charged against Rayonier's reserves for estimated environmental obligations (including monitoring and remediation costs) that the Company believes are sufficient for costs expected to be incurred over the next 25-30 years with respect to dispositions and discontinued operations. At December 31, 2000, these reserves totaled approximately $177 million. The actual future environmental costs are dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

MARKET RISK

The Company is exposed to various market risks, including changes in commodity prices, interest rates and foreign currency exchange rates. The Company's objective is to minimize the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading purposes.

Most of the Company's revenues and expenses are U.S.-dollar denominated. However, the Company does have some risk within its New Zealand operations related to foreign currency pricing and costs. The Company enters into foreign currency forward contracts periodically to manage the risks of foreign currency fluctuations. The Company also periodically enters into commodity forward contracts to fix certain energy costs. At December 31, 2000, the Company held foreign currency contracts maturing through January 2002 totaling $17.7 million and there were no commodity forward contracts outstanding. The fair value of foreign currency contracts, at year-end, was a loss of less than $0.4 million. Market risk resulting from a hypothetical 2-cent change in the New Zealand dollar/U.S. dollar exchange rate amounts to approximately $1 million.

The Company periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost-effectively place that debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging notional principal amounts. At December 31, 2000, the Company had one interest rate swap agreement in existence with a notional amount of $5 million that matures in 2001 that swapped a fixed 6 percent interest rate for a three-month LIBOR rate plus 39 basis points. The swap agreement was initiated at the time a fixed-rate, medium-term note with similar maturity was placed. The fair value of the interest rate swap, at year-end, was a loss of less than $0.1 million. Market risk resulting from a hypothetical one-percentage point increase in the three-month LIBOR rate (100 basis points) was not material.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk; however, the Company intends to hold most of its debt until maturity. Occasionally, callable bonds will be refinanced at the Company's option if favorable economic conditions exist. Generally, the fair market value of fixed-interest-rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's fixed-rate debt at December 31, 2000 was $754 million compared to $659 million in carrying value. A one-percentage point decrease in prevailing interest rates at December 31, 2000, would result in an increase in the fair value of the Company's fixed-rate debt of approximately $48 million.

SAFE HARBOR

Comments about market trends, anticipated earnings and activities in 2001 and beyond, including disclosures about the Company's environmental and capital projects spending, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: global market conditions impacting supply and demand for wood products, export and domestic logs and high performance cellulose fibers; governmental policies and regulations affecting the environment, import and export controls and taxes; availability and pricing of competitive products; production costs for wood products and performance fibers, particularly for raw materials such as wood and chemicals; weather conditions in the Company's operating areas; and interest rate and currency movements.

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

(b)  Reports on Form 8-K :
     1. Rayonier Inc. filed current reports on Form 8-K on October 6, 2000 and on November 30, 2000.

                              REPORT OF MANAGEMENT



To Our Shareholders:

Rayonier management is responsible for the preparation and integrity of the information contained in the accompanying financial statements. The statements were prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include amounts that are based on management's best judgments. Rayonier's system of internal controls includes accounting controls and an internal audit program. This system is designed to provide reasonable assurance that Rayonier's assets are safeguarded, transactions are properly recorded and executed in accordance with management's authorization, and fraudulent financial reporting is prevented or detected.

Rayonier's internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in policies, procedures and a written code of conduct that are communicated to Rayonier's employees. Management continually monitors the system of internal controls for compliance. Rayonier's independent certified public accountants, Arthur Andersen LLP, evaluate and test internal controls as part of their annual audit and make recommendations for improving internal controls. Management takes appropriate action in response to each recommendation. The Board of Directors and the officers of Rayonier monitor the administration of Rayonier's policies and procedures and the preparation of financial reports.

                                        W. L. NUTTER
                                        Chairman, President and
                                          Chief Executive Officer

                                        GERALD J. POLLACK
                                        Senior Vice President and
                                          Chief Financial Officer




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of Rayonier Inc:

We have audited the accompanying consolidated financial statements of Rayonier Inc. (a North Carolina corporation) and subsidiaries as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, as described in the Index to Financial Statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                        ARTHUR ANDERSEN LLP
Jacksonville, Florida
February 28, 2001

                  RAYONIER INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                 FOR THE YEARS ENDED DECEMBER 31,
          (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



                                                                   2000                1999            1998
                                                                ----------          ----------      ----------


SALES                                                           $1,226,878          $1,108,035      $1,073,138
                                                                ----------          ----------      ----------
Costs and Expenses

     Cost of sales                                                 991,817             939,260         917,055

     Selling and general expenses                                   31,213              39,644          35,467

     Other operating (income), net                                    (707)             (6,599)         (2,457)

     Provision for dispositions                                     15,044                   -         (1,050)
                                                                ----------          ----------      ----------

                                                                 1,037,367             972,305         949,015
                                                                ----------          ----------      ----------

OPERATING INCOME                                                   189,511             135,730         124,123

Interest expense                                                   (85,753)            (42,193)        (34,712)

Interest and miscellaneous income (expense), net                    (2,687)             (3,163)            743

Gains from sale of assets                                            7,574               7,746               -
                                                                ----------          ----------      ----------


INCOME BEFORE INCOME TAXES                                         108,645              98,120          90,154

     Income tax expense                                            (30,458)            (29,467)        (26,519)
                                                                ----------          ----------      ----------

NET INCOME                                                      $   78,187          $   68,653      $   63,635
                                                                ==========          ==========      ==========



NET INCOME PER COMMON SHARE

     BASIC EPS                                                  $     2.87          $     2.48      $     2.26
                                                                ==========          ==========      ==========

     DILUTED EPS                                                $     2.82          $     2.44      $     2.22
                                                                ==========          ==========      ==========



       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                       RAYONIER INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31,
                           (THOUSANDS OF DOLLARS)


                                   ASSETS


                                                                                    2000            1999
                                                                                ------------     -----------


CURRENT ASSETS
     Cash and short-term investments                                            $    9,824      $   12,265
     Accounts receivable, less allowance for doubtful
        accounts of $3,969 and $4,859                                              117,114         103,535
     Inventories                                                                    97,106         105,079
     Timber purchase agreements                                                     33,775          30,477
     Other current assets                                                           12,779          11,107
     Deferred income taxes                                                               -           9,143
                                                                                ----------      ----------
        Total current assets                                                       270,598         271,606
                                                                                ----------      ----------

OTHER ASSETS                                                                        63,129          77,094

TIMBER PURCHASE AGREEMENTS                                                           6,335           7,816

TIMBER, TIMBERLANDS AND LOGGING ROADS,
     NET OF DEPLETION AND AMORTIZATION                                           1,192,388       1,247,547

PROPERTY, PLANT AND EQUIPMENT
     Land, buildings, machinery and equipment                                    1,360,296       1,333,789
     Less - accumulated depreciation                                               730,472         657,625
                                                                                ----------      ----------
                                                                                   629,824         676,164
                                                                                ----------      ----------

                                                                                $2,162,274      $2,280,227
                                                                                ==========      ==========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                        RAYONIER INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              AS OF DECEMBER 31,
                            (THOUSANDS OF DOLLARS)


                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    2000            1999
                                                                                ------------     -----------


CURRENT LIABILITIES
     Accounts payable                                                           $   87,401      $   74,035
     Bank loans and current maturities                                               2,565           3,248
     Accrued taxes                                                                  10,314          15,148
     Accrued payroll and benefits                                                   27,756          22,405
     Accrued interest                                                               11,745          11,160
     Accrued customer incentives                                                    18,163          16,797
     Other current liabilities                                                      22,389          32,098
     Current reserves for dispositions and discontinued operations                  15,434          18,980
                                                                                ----------      ----------

         Total current liabilities                                                 195,767         193,871
                                                                                ----------      ----------

DEFERRED INCOME TAXES                                                              130,333         123,458

LONG-TERM DEBT                                                                     970,415       1,132,930

NON-CURRENT RESERVES FOR DISPOSITIONS AND
     DISCONTINUED OPERATIONS                                                       161,465         149,551

OTHER NON-CURRENT LIABILITIES                                                       24,193          24,326

SHAREHOLDERS' EQUITY
     Common Shares, 60,000,000 shares authorized,
     27,104,462 and 27,407,094 shares issued and outstanding                        48,717          63,709

     Retained earnings                                                             631,384         592,382
                                                                                ----------      ----------

                                                                                   680,101         656,091
                                                                                ----------      ----------

                                                                                $2,162,274      $2,280,227
                                                                                ==========      ==========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



                                                                                    2000              1999              1998
                                                                                ------------      ------------      ------------

OPERATING ACTIVITIES
Net income                                                                      $  78,187          $  68,653          $  63,635
Non-cash items included in income
    Depreciation, depletion and amortization                                      176,913            105,425            101,083
    Deferred income taxes                                                          12,674              2,768             11,659
    Write-off of property, plant and equipment                                          -                  -              5,730
    Gain on sale of joint venture                                                  (7,574)                 -                  -
    Non-cash cost of land sales                                                    14,316              7,359              8,607
    Increase (decrease) in reserves for dispositions                               15,044                  -             (1,050)
Decrease in other non-current liabilities                                            (133)            (1,894)            (2,399)
Change in accounts receivable, inventory and accounts payable                       5,055             14,926              1,895
(Increase) decrease in current timber purchase agreements                          (3,298)             5,299             (4,018)
(Increase) decrease in other current assets                                        (1,672)             2,086                763
(Decrease) increase in accrued liabilities                                         (4,951)            16,959            (21,179)
Expenditures for dispositions and discontinued operations,
         net of tax benefits of $3,344, $4,701 and $6,033                          (5,622)            (8,133)           (10,414)
                                                                                ---------           --------           --------
    CASH FROM OPERATING ACTIVITIES                                                278,939            213,448            154,312
                                                                                ---------           --------           --------

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements
    of $1,124, $1,624 and $4,992                                                  (88,387)           (92,969)           (89,720)
Acquisition of Smurfit timberlands                                                      -           (231,436)                 -
Acquisition of Rayonier Timberlands, L.P., Class A Units                                -                  -            (48,821)
Proceeds from the sale of joint venture, net of cash costs                         14,550                  -                  -
Change in timber purchase agreements and other assets                               9,832              9,344             (8,997)
                                                                                ---------           --------           --------
    CASH USED FOR INVESTING ACTIVITIES                                            (64,005)          (315,061)          (147,538)
                                                                                ---------           --------           --------

FINANCING ACTIVITIES
Issuance of debt                                                                  266,172            352,971            282,905
Repayment of debt                                                                (429,370)          (191,737)          (218,480)
Dividends paid                                                                    (39,185)           (35,669)           (34,744)
Repurchase of common shares                                                       (17,624)           (23,791)           (26,548)
Issuance of common shares                                                           2,632              5,469              3,026
Buyout of minority interest                                                             -                  -            (16,959)
                                                                                ---------           --------           --------
    CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                             (217,375)           107,243            (10,800)
                                                                                ---------           --------           --------

CASH AND SHORT TERM INVESTMENTS
(Decrease) increase in cash and short-term investments                             (2,441)             5,630            (4,026)
Balance, beginning of year                                                         12,265              6,635            10,661
                                                                                ---------           --------           --------
Balance, end of year                                                            $   9,824           $ 12,265           $  6,635
                                                                                =========           ========           ========

Supplemental disclosures of cash flow information
Cash paid during the year
    Interest                                                                    $  85,167           $ 37,529           $ 34,868
                                                                                =========           ========           ========
    Income taxes                                                                $  18,802           $ 17,152           $ 11,673
                                                                                =========           ========           ========

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Smurfit timberlands                                              $       -           $485,000           $      -

Issuance of installment notes                                                   $       -           $485,000           $      -



       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


NATURE OF BUSINESS OPERATIONS

Rayonier Inc. (Rayonier or the Company) operates in three major business segments: Performance Fibers, Timberland Management, and Wood Products and Trading. The Performance Fibers segment includes two reportable business units under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," Cellulose Specialties and Absorbent Materials. The Timberland Management segment includes two reportable business units, Timber Harvest, and Timberland and Real Estate.

PERFORMANCE FIBERS

Rayonier is a leading manufacturer of high performance cellulose fibers. The Company owns and operates fiber production facilities at Jesup, GA, and Fernandina Beach, FL, with a combined annual capacity of approximately 720,000 metric tons. These fiber products are sold throughout the world to industrial companies that produce a wide variety of products. Over half of Rayonier's performance fiber sales are to export customers, primarily in Asia, Europe and Latin America. The Performance Fibers segment includes two reportable business units, Cellulose Specialties and Absorbent Materials.

CELLULOSE SPECIALTIES - Rayonier is one of the world's leading producers of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form of cellulose fiber. Rayonier concentrates on producing the most highly valued, technologically demanding forms of cellulose specialty products, such as cellulose acetate and high-purity cellulose ethers, and it is a leading supplier of these products.

ABSORBENT MATERIALS - Rayonier is a major supplier of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, personal sanitary napkins, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

TIMBERLAND MANAGEMENT

The Timberland Management segment includes two reportable business units: Timber Harvest, and Timberland and Real Estate.

TIMBER HARVEST - Rayonier owns, leases or controls approximately 2.3 million acres of timberlands in the U.S. and New Zealand. The Company manages timberlands and sells standing timber to third parties.

TIMBERLAND AND REAL ESTATE - Rayonier invests in timberlands seeking to maximize its returns from a full cycle of ownership. The end cycle includes selling portions of its land base to capture the appreciated value of the underlying asset. This program includes selling general timberland for others to manage and harvest, and selling higher and better use (HBU) real estate properties more valuable for commercial and residential development purposes.

WOOD PRODUCTS AND TRADING

Rayonier is a leading exporter, trader and manufacturer of softwood logs, lumber and wood panel products. The Company manufactures and sells dimension and specialty lumber and medium-density-fiberboard (MDF) products. Rayonier operates three lumber manufacturing facilities in the U.S. and an MDF facility in New Zealand. The Company purchases and harvests timber, sells logs and purchases wood products for resale.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of certain estimates by management (e.g., useful economic lives of assets) in determining the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments include cash, time deposits and readily marketable debt securities with maturities at date of acquisition of three months or less.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of manufactured performance fibers and MDF products is determined on the first-in, first-out
(FIFO) basis. Other products are generally valued on an average cost basis. Inventory costs include material, labor and manufacturing overhead. Physical counts of inventories are taken at least annually. Potential losses from obsolete, excess or slow-moving inventories are expensed currently.

Higher and better use real estate properties that are expected to be sold within one year are included in inventories. HBU real estate properties that are expected to be sold after one year are included in "Other Assets."

TIMBER PURCHASE AGREEMENTS AND TIMBER-CUTTING CONTRACTS

Rayonier purchases timber for use in its Performance Fiber and Wood Products and Trading businesses. The purchases are classified as current assets for timber expected to be harvested within one year of the balance sheet date. The remainder is classified as a non-current asset. Rayonier evaluates the realizability of timber purchases and timber-cutting contracts based on the estimated aggregate cost of such harvests and the sales values to be realized. Losses are recorded in the period that a determination is made that the aggregate harvest costs in a major operating area will not be fully recoverable.

DEFERRED DEBT ISSUANCE COSTS

Unamortized debt issuance costs of approximately $7.4 million and $9.6 million at December 31, 2000 and 1999, respectively, are included in "Other Assets." Approximately $5.9 million of the year 2000 balance relates to the 1999 major timberland acquisition. See Note 6. Such costs are amortized to interest expense over the respective term of the debt instruments. Expenses were $2,184, $529 and $419 in 2000, 1999 and 1998, respectively.

DEFERRED SOFTWARE

Software costs have been capitalized and are being amortized over their useful life, generally a period not exceeding 60 months. Deferred software costs included in "Other Assets," net of accumulated amortization, totaled $11,428 and $15,293 as of December 31, 2000 and 1999, respectively. Amortization expense was $5,323, $4,248 and $3,028 in 2000, 1999 and 1998, respectively.

TIMBER AND TIMBERLANDS

The acquisition cost of land and timber, plus real estate taxes, lease rental payments, site preparation, and other costs relating to the planting and growing of timber are capitalized. Such accumulated costs attributed to merchantable timber are charged against revenue at the time the timber is harvested or land is sold based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Timber and timberlands are stated at the lower of original cost, net of timber cost depletion, or market value.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment additions are recorded at cost, including applicable freight, taxes, interest, construction and installation costs. Interest capitalized in connection with major construction projects was $0, $314, and $262 during 2000, 1999, and 1998, respectively. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value, with no gain or loss recognized. Gains and losses with respect to any significant and unusual retirements of assets are generally included in operating income.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Routine repair and maintenance costs are expensed as incurred. Costs associated with planned major maintenance activities, generally requiring a plant shutdown, are accrued pro rata in the year of the shutdown.

REVENUE RECOGNITION

Revenue from domestic sales of Performance Fibers products is recorded when goods are shipped and title passes. Foreign sales are recorded when the customer or agent receives the goods and title passes. Sale of timber is recorded when title passes to the buyer. Although some timber sales are sold "lump sum" with title passing immediately, most are "pay as cut" with title passing when the purchaser harvests the timber. Revenues from "pay as cut" sales are based on actual harvest volumes multiplied by contractually agreed upon prices. Timberland and real estate sales are recorded when title passes and payment is received.

DEPRECIATION

Performance Fibers and MDF manufacturing facilities are generally depreciated using the units of production method. Depreciation on buildings and other equipment is provided on a straight-line basis over the useful economic lives of the assets involved. Rayonier normally claims the maximum depreciation deduction allowable for tax purposes.

RESEARCH AND DEVELOPMENT

Significant costs for research and development programs expected to contribute to the profitability of future operations are expensed as incurred. Research and development expenditures were $10,252, $10,179 and $10,720 in 2000, 1999 and 1998, respectively.

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

INCOME TAXES

Deferred income taxes are provided using the liability method under the provisions of SFAS No. 109 "Accounting for Income Taxes." Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. Additional U.S. income taxes have not been provided on approximately $60 million of undistributed foreign earnings as the Company intends to permanently reinvest such earnings in expanding foreign operations.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


RECLASSIFICATIONS

Certain 1999 and 1998 amounts have been reclassified to agree with the presentation adopted in the current year. Effective December 31, 2000, the Company changed its method of reporting freight revenue and costs in compliance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Freight costs will now be charged to cost of sales rather than netted against sales. The Company's financial statements have been reclassified to reflect the increase in sales and cost of sales of $75,974, $72,164 and $64,572 in 2000, 1999 and 1998, respectively. The financial statements have also been reclassified to reflect the Company's focus on key segments of its operations. Additionally, the sale of timberland in the first quarter of 2000 has been reclassified from gain on sale of assets ($23,147) to Timberland and Real Estate sales ($49,600) and cost of sales ($26,453) to conform with the Company's segment reporting. These changes had no effect on net income or earnings per share.

3.   SEGMENT AND GEOGRAPHICAL INFORMATION

Rayonier operates in three major business segments under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information":
Performance Fibers, Timberland Management and Wood Products and Trading. Prior years' segment information has been reclassified to agree with the segment information presented in the current year.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies. Sales between operating segments are made based on a fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Segment information for each of the three years in the period ended December 31, 2000, follows (millions):

                                                                   SALES                           OPERATING INCOME
                                                    ---------------------------------      ---------------------------------
                                                       2000        1999         1998         2000         1999         1998
                                                    -------      -------     --------      -------      -------      -------


         Performance Fibers                         $   576      $   491      $   525      $    83      $    40      $    34
         Timberland Management                          280          177          182          152          116          121
         Wood Products and Trading                      401          462          381          (17)          (3)         (17)
         Corporate, other, and eliminations (a)         (30)         (22)         (15)         (28)         (17)         (14)
                                                    -------      -------      -------      -------      -------      -------
         Total                                      $ 1,227      $ 1,108      $ 1,073      $   190      $   136      $   124
                                                    =======      =======      =======      =======      =======      =======

(a) Corporate and other represents unallocated corporate expenses and intersegment eliminations.


                                                                        DEPRECIATION,
                                  GROSS PLANT ADDITIONS          DEPLETION AND AMORTIZATION          IDENTIFIABLE ASSETS
                              ----------------------------     -----------------------------    ----------------------------
                               2000      1999        1998       2000      1999        1998       2000       1999       1998
                              ------    ------      ------     ------    ------      -----      ------     ------     ------

Performance Fibers            $   32     $   51     $   59     $   74     $   65     $   65     $  643     $  670     $  690
Timberland Management             47         29         28         89         29         26      1,243      1,409        691
Wood Products and Trading          9         14          7         13         10         10        234        163        164
Corporate and other                2          1          1          1          1         --         32         23         33
Dispositions                      --         --         --         --         --         --         10         15         23
                              ------     ------     ------     ------     ------     ------     ------     ------     ------
Total                         $   90     $   95     $   95     $  177     $  105     $  101     $2,162     $2,280     $1,601
                              ======     ======     ======     ======     ======     ======     ======     ======     ======

Custodial capital spending was $70 million, $69 million, and $58 million in 2000, 1999, and 1998, respectively. Custodial capital spending is defined as capital expenditures to maintain current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition, and to comply with regulatory requirements.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


GEOGRAPHICAL OPERATING INFORMATION

Information by geographical operating area for each of the three years in the period ended December 31, follows (millions):


OPERATING LOCATION                     SALES                       OPERATING INCOME                IDENTIFIABLE ASSETS
                           ----------------------------     -----------------------------       ----------------------------

                            2000       1999       1998       2000        1999       1998         2000       1999      1998
                           ------     ------     ------     ------      ------     ------       ------     ------    -------

         United States     $1,063     $  946     $  969     $  189      $  144      $  141      $1,852     $1,940     $1,253
         New Zealand          115        106         79         (1)         (7)        (14)        300        326        336
         All other             49         56         25          2          (1)         (3)         10         14         12
                           ------     ------     ------     ------      ------      ------      ------     ------     ------
         Total             $1,227     $1,108     $1,073     $  190      $  136      $  124      $2,162     $2,280     $1,601
                           ======     ======     ======     ======      ======      ======      ======     ======     ======

Rayonier's sales for the last three years by geographical destination are as follows (millions of dollars):

                                        Sales by Destination
                   ----------------------------------------------------------
                   2000          %      1999          %      1998           %
                   ----          -      ----          -      ----           -

United States     $  662         54     $  590         53     $  600         56
Europe               107          9        101          9        133         12
Japan                135         11        135         12        117         11
China                 86          7         56          5         41          4
Other Asia           124         10        125         12         87          8
Latin America         66          5         66          6         59          6
Canada                34          3         21          2         22          2
All other             13          1         14          1         14          1
                  ------     ------     ------     ------     ------     ------

Total             $1,227        100     $1,108        100     $1,073        100
                  ======     ======     ======     ======     ======     ======

4.   FINANCIAL INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. The standard also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption by Rayonier of the standard in the first quarter of 2001 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

INTEREST RATE SWAP AGREEMENTS

Rayonier periodically uses interest rate swap agreements to manage exposure to interest rate fluctuations. The outstanding agreement involves the exchange of fixed-rate interest payments for floating-rate interest payments over the life of the agreement without the exchange of any underlying principal amounts. Rayonier's credit exposure is limited to the fair value of the agreements, and the Company only enters into agreements with highly rated counterparties. The Company does not enter into interest rate swap agreements for trading or speculative purposes and matches the terms and contract notional amounts to existing debt or debt expected to be refinanced. The net amounts paid or received under interest rate swap agreements are recognized as an adjustment to interest expense.

At December 31, 2000, the Company had an interest rate swap agreement with a total notional value of $5 million, expiring February 23, 2001. The agreement effectively converts a fixed-rate obligation at 6 percent to a floating-rate of three-month LIBOR plus 39 basis points. If the Company were to terminate its existing interest rate swap agreement, any resulting gain or loss would be deferred and recognized over the remaining life of the related debt.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


FOREIGN CURRENCY FORWARD CONTRACTS

Rayonier's New Zealand operations generated approximately 9 percent of the Company's sales in 2000. A significant portion of the revenue from Rayonier's New Zealand operations is in U.S. dollars or is affected by the New Zealand dollar/U.S. dollar exchange rate. However, most of its cash operating costs are incurred in New Zealand dollars with New Zealand dollar expenses exceeding New Zealand dollar revenues. The Company believes that it has been able to mitigate most of the effect of exchange rate fluctuations of the New Zealand dollar through risk management activities involving foreign currency forward contracts, thereby normalizing the contribution of its New Zealand operations toward what it would have been without exchange rate movements. The Company plans to continue this program.

The following summarizes the contribution to Rayonier's earnings from New Zealand operations after consideration of foreign exchange effects (millions of dollars):

                                                         2000     1999     1998
                                                         ----     ----     ----

Operating income (loss) on a 1998 exchange rate basis    $  7     $ (3)   $(14)
Effect of exchange rate changes                            (8)      (4)     --
                                                         ----     ----    ----
Operating loss as reported                                 (1)      (7)    (14)
Loss from foreign currency forward contracts               (3)      --      (1)
                                                         ----     ----     ----

Contribution from New Zealand operations                 $ (4)    $ (7)   $(15)
                                                         ====     ====    ====

Rayonier's New Zealand forward contracts are intended to cover anticipated operating needs and therefore do not hedge firm contracts or commitments in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, the gains and losses on these contracts are included in "Interest and miscellaneous income (expense), net" based on mark-to-market values at reporting dates. Rayonier from time to time does enter into hedged firm contracts. In 2000, the maximum foreign currency forward contracts outstanding at any point in time totaled $27.5 million (all New Zealand dollar contracts marked-to-market). At December 31, 2000, the Company held foreign currency contracts maturing through January 2002, totaling $17.7 million. This includes $13.2 million for New Zealand dollar contracts marked-to-market and $4.5 million to hedge firm contracts related to equipment purchases payable in Danish Krones.

COMMODITY FORWARDS

The Company periodically enters into commodity forwards to fix certain energy costs. This practice effectively eliminates the risk of a change in product margins resulting from an increase or decrease in fuel oil costs. The Company does not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the agreements are recognized as an adjustment to fuel oil expense. There were no contracts outstanding at December 31, 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2000 and 1999, the estimated fair values of Rayonier's financial instruments were as follows:


                                                  2000                               1999
                                       ----------------------------      ----------------------------
                                        Carrying           Fair           Carrying           Fair
                                         Amount            Value           Amount            Value
                                       -----------      -----------      -----------      -----------

Asset (Liability)
Cash and short-term investments        $     9,824      $     9,824      $    12,265      $    12,265
Debt                                      (972,980)      (1,067,485)      (1,136,178)      (1,127,039)
Foreign currency forward contracts              --             (392)              --               (6)
Interest rate swap agreements                   --              (59)              --               17


                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and short-term investments - The carrying amount is equal to fair market value.

Debt - The Company's short-term bank loans and floating rate debt approximate fair value. The fair value of fixed-rate long-term debt is based upon quoted market prices for these or similar issues, or rates currently available to the Company for debt with similar terms and maturities.

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

5.   GAINS FROM SALE OF ASSETS

In December 2000, Rayonier sold its 25 percent interest in a New Zealand timberland joint venture for $14.6 million, resulting in a gain of $7.6 million. In October 1999, Rayonier sold a marine terminal and associated properties in Hoquiam, WA, to the Port of Grays Harbor for $9.5 million, resulting in a gain of $7.7 million.

6.   MAJOR TIMBERLAND ACQUISITION

On October 25, 1999, Rayonier, through its subsidiary, Rayonier Timberlands Operating Company ("RTOC"), acquired approximately 968,000 owned and leased acres of timberland in Georgia, Florida and Alabama from Jefferson Smurfit Corporation (U.S.) ("JSC") in a business combination accounted for by the purchase method. Under a Timber Cutting Agreement, the Company agreed to sell JSC 1.4 million tons of timber at prevailing market prices for 2000 and 2001. In late 2000, the Company and JSC amended the Agreement whereby the volume sold was limited to the timber designated prior to September 5, 2000. The acquisition cost of $716 million, allocated to timberlands and land held for resale, was financed by $485 million in notes issued to JSC and $231 million in cash borrowed under a bank credit facility. RTOC manages the timberlands and sells standing timber on an open-market basis.

The Statement of Consolidated Income for the year ended December 31, 1999, includes the results of operations for the acquired Smurfit timberlands from the date of acquisition, October 25, 1999, through December 31, 1999. The pro-forma results of operations of Rayonier for the years ended December 31, 1999 and 1998 are as follows, assuming the acquisition occurred on January 1, 1998 (Sales have been reclassified to reflect the change in accounting for freight as described in Note 2):

                                             1999                   1998
                                             ----                   ----
                                          (Unaudited)           (Unaudited)

     Sales                                  $1,145,371            $1,128,858
     Operating income                          137,454               131,862
     Net income                                 36,525                27,601
     Diluted EPS                                  1.30                  0.96

7.   RAYONIER TIMBERLANDS, L.P.

 In the United States, Rayonier manages almost all of its timberlands and sells timber directly through RTOC. Until January 1998, Rayonier owned 74.7 percent of the Class A Limited Partnership Units of RTOC's parent, Rayonier Timberlands, L.P. (RTLP), and the remaining 25.3 percent, or 5.06 million Class A Units, were publicly traded on the New York Stock Exchange. In January 1998, Rayonier acquired the publicly held units of RTLP in accordance with the terms of the RTLP Partnership Agreement for a cash purchase price of $13.00 per unit. The acquisition was accounted for under the purchase method and was financed by the utilization of existing credit facilities.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)



8.   INCOME TAXES

The provision for income taxes consists of the following:

                                                                       2000            1999             1998
                                                                     -------         ---------       ---------

         CURRENT
               U.S. federal                                       $   14,516        $   20,200       $   5,534
               State and local                                           636             1,004             535
               Foreign                                                 1,450             1,372           1,687
                                                                  ----------        ----------       ---------
                                                                      16,602            22,576           7,756
                                                                  ----------        ----------       ---------
         DEFERRED
               U.S. federal                                           13,987            10,582          28,815
               State and local                                         1,272               902             682
               Foreign                                                (1,403)           (4,593)        (10,734)
                                                                  ----------        ----------       ---------
                                                                      13,856             6,891          18,763
                                                                  ----------        ----------       ---------
                                                                  $   30,458        $   29,467       $  26,519
                                                                  ==========        ==========       =========

Deferred income taxes represent the tax effects related to recording revenues and expenses in different periods for financial reporting and tax return purposes. Deferred tax assets (liabilities) at December 31, 2000 and 1999 were related to the following principal timing differences:

                                                                                       2000            1999
                                                                                    ----------      ----------


         Accelerated depreciation and depletion                                    $  (154,990)    $  (154,649)
         Reserves for dispositions and discontinued operations                          35,837          32,243
         All other, net                                                                (11,180)          8,091
                                                                                   ------------    -----------
                                                                                   $  (130,333)    $  (114,315)
                                                                                    ===========     ==========

Management believes that it will obtain the full benefit of the deferred tax assets based on its evaluation of the Company's anticipated profitability over the period of years that the temporary differences are expected to become tax deductions.

A reconciliation of the income tax provision at the U.S. statutory rate to the reported income tax provision follows:



                                                                 2000                1999                  1998
                                                              ----------          -----------           -----------


         Income tax provision at U.S. statutory rate          $   38,026          $   34,342           $  31,554
         State and local taxes, net of federal tax benefit         1,240               1,239                 791
         Foreign operations                                        1,889              (2,563)             (2,541)
         Foreign sales corporations                               (4,464)             (3,100)             (1,825)
         Reduction in tax reserves resulting from
             completion of tax audits                             (4,979)                  -                   -
         Research and development tax credits and other, net      (1,254)               (451)             (1,460)
                                                              -----------         -----------          ----------

         Provision for income taxes - reported                $   30,458          $   29,467           $  26,519
                                                               =========           =========            ========

         Effective tax rate                                         28%                 30%                  29%
                                                                    ===                 ===                  ===

9.   NET INCOME PER COMMON SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. In 2000, 931,205 stock options that were exercisable were excluded from the computation of diluted earnings per share due to their antidilutive effect.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


The following table provides details of the calculation of basic and diluted EPS for 2000, 1999 and 1998:


                                                            2000               1999              1998
                                                            ----               ----              ----


         Net income                                   $    78,187         $    68,653         $    63,635
                                                      ===========         ===========         ===========

         Shares used for determining basic EPS         27,236,377          27,681,845          28,118,402

         Dilutive effect of:
                Stock options                             153,358             253,580             266,441
                Contingent shares                         313,126             240,000             223,708
                                                      -----------         -----------         -----------
         Shares used for determining diluted EPS       27,702,861          28,175,425          28,608,551
                                                      ===========         ===========         ===========

         Basic EPS                                    $      2.87         $      2.48         $      2.26
                                                      ===========         ===========         ===========
         Diluted EPS                                  $      2.82         $      2.44         $      2.22
                                                      ===========         ===========         ===========


10.  INVENTORIES

Rayonier's inventories included the following at December 31, 2000 and 1999:


                                             2000         1999
                                           ---------    ---------

Finished goods  (Including HBU Land)       $ 60,627     $ 57,040
Work in process                               9,076       12,059
Raw materials                                11,044       17,947
Manufacturing and maintenance supplies       16,359       18,033
                                           --------     --------
                                           $ 97,106     $105,079
                                           ========     ========

11.  DEBT

Rayonier's debt included the following at December 31, 2000 and 1999:



                                                                                      2000           1999
                                                                                   ---------      ----------

Short-term bank loans at weighted average rate of 8.01%                            $   39,500     $   92,828
Commercial paper at discount rates of 7.75%                                            20,000         75,000
Medium-term notes due 2001 at an interest rate of 7.35%                                16,000         36,000
Medium-term notes due 2004 at fixed interest rates of 6.0% to 6.15%                    55,000         55,000
7.5% notes due 2002                                                                    77,550        110,000
Pollution control and industrial revenue bonds due
2001-2015 at variable interest rates of 4.5% to 6.5%                                   79,930         82,350
RTOC installment notes due 2007-2014 at fixed interest rates of 8.29% to 8.64%        485,000        485,000
RTOC term loan due 2004 at a weighted average interest rate of 8.26%                  200,000        200,000
                                                                                   ----------     ----------
Total debt                                                                            972,980      1,136,178
Less: Short-term bank loans                                                              --              828
Current maturities                                                                      2,565          2,420
                                                                                   ----------     ----------
Long-term debt                                                                     $  970,415     $1,132,930
                                                                                   ==========     ==========



Rayonier has revolving credit agreements with a group of banks that provide the Company with unsecured credit facilities totaling $300 million. The agreements expire in 2002. The revolving credit facilities are used for direct borrowings and as credit support for a commercial paper program. As of December 31, 2000, the Company had $20 million of outstanding commercial paper and $280 million of available borrowings under its revolving credit facilities. In connection with the financing of the Smurfit timberland acquisition, RTOC entered into an agreement with a group of banks that provided RTOC with revolving credit facilities totaling $75 million. The agreement expires in 2004. As of December 31, 2000, RTOC had $45 million of available borrowings under its revolving credit facilities. In addition, the Company has, on file with the Securities and Exchange Commission, shelf registration statements to offer $150 million of new public debt securities.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


Principal payments due during the next five years and thereafter are as follows:


         2001                                                        $    2,565
         2002                                                           130,760
         2003                                                             2,760
         2004                                                           282,920
         2005                                                             3,095
         2006-2015                                                      550,880
                                                                     ----------
                                                                     $  972,980
                                                                     ==========

Medium-term notes, commercial paper and short-term bank loans totaling $81 million are classified as long-term debt because the Company has the ability and intends to refinance such maturities through continued short-term borrowings, available committed credit facilities or long-term borrowings. The most restrictive long-term debt covenant in effect for Rayonier at December 31, 2000, provided that the ratio of total debt to EBITDA not exceed 5.5 to 1 at the end of 2000. Under the same covenant, effective March 31, 2001 and at the end of subsequent calendar quarters, that ratio cannot exceed 4.0 to 1. As of December 31, 2000, the ratio was 2.5 to 1. The most restrictive long-term debt covenants in effect for RTOC at December 31, 2000, provided that the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges not be less than 1.6 to 1, and that the ratio of consolidated total debt to consolidated cash flow available for fixed charges not exceed 4.5 to 1. As of December 31, 2000, the ratios were 2.5 to 1 and 3.1 to 1, respectively. In addition, $461 million of retained earnings was unrestricted as to the payment of dividends.

12.  DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions and discontinued operations include Rayonier's Port Angeles, WA, mill, which was closed on February 28, 1997; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1986; Rayonier's Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition.

As of December 31, 2000 and 1999, Rayonier had $6.9 million of receivables, net of reserves, from insurance claims included in "Other Assets." Such receivables represent the Company's claim for reimbursements in connection with property damage settlements relating to SWP's discontinued wood preserving operations.

An analysis of activity in the reserves for dispositions and discontinued operations for each of the three years in the period ended December 31, 2000, follows:

                                                    2000           1999           1998
                                                 ---------      ---------      ---------


Balance, January 1                               $ 168,531      $ 181,365      $ 198,862

Benefit reserves related to dispositions and
  discontinued operations reclassified from
  other liabilities                                  2,290             --             --

Expenditures charged to reserves                    (8,966)       (12,834)       (16,447)

Additions (reductions) to reserves                  15,044             --         (1,050)
                                                 ---------      ---------      ---------

Balance, December 31                             $ 176,899      $ 168,531      $ 181,365
                                                 =========      =========      =========


In the fourth quarter of 2000, the Company increased its closure reserve by approximately $16 million for the Port Angeles, WA. mill to cover future site maintenance costs and environmental remediation obligations. Other reserves were reduced in 2000 by approximately $1 million based on current evaluations. Charges to the reserve in 1999 and 1998 relate primarily to dismantling and demolition of the Port Angeles mill that was completed in 1999. Environmental remediation at the mill site commenced in 2000 with completion expected by 2005. Reductions in reserves of $1 million in 1998 primarily related to completion of projects associated with the closure of the Grays Harbor, WA. facility.

Rayonier currently estimates that expenditures during 2001-2002 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $29 million. Such costs will be charged against Rayonier's reserves for estimated environmental obligations (including monitoring and remediation costs) that the Company believes are

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


sufficient for costs expected to be incurred over the next 25-30 years with respect to dispositions and discontinued operations. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial condition or results of operations.

13.  SHAREHOLDERS' EQUITY

An analysis of shareholders' equity for each of the three years in the period ended December 31, 2000, follows:


                                               Common Shares                                  Total
                                      ----------------------------         Retained       Shareholders'
                                         Shares           Amount           Earnings           Equity
                                      -----------       ----------       -----------      -------------


BALANCE, JANUARY 1, 1998               28,283,634       $  105,553       $  530,507       $  636,060
Net income                                     --               --           63,635           63,635
Dividends paid  ($1.24 per share)              --               --          (34,744)         (34,744)
Incentive stock plans                     112,154            3,026               --            3,026
Repurchase of Common Shares              (628,479)         (26,548)              --          (26,548)
                                       ----------       ----------       ----------       ----------
BALANCE, DECEMBER 31, 1998             27,767,309           82,031          559,398          641,429

Net income                                     --               --           68,653           68,653
Dividends paid  ($1.29 per share)              --               --          (35,669)         (35,669)
Incentive stock plans                     191,652            5,469               --            5,469
Repurchase of Common Shares              (551,867)         (23,791)              --          (23,791)
                                       ----------       ----------       ----------       ----------
BALANCE, DECEMBER 31, 1999             27,407,094           63,709          592,382          656,091

Net income                                     --               --           78,187           78,187
Dividends paid  ($1.44 per share)              --               --          (39,185)         (39,185)
Incentive stock plans                     130,368            2,632               --            2,632
Repurchase of Common Shares              (433,000)         (17,624)              --          (17,624)
                                       ----------       ----------       ----------       ----------
BALANCE, DECEMBER 31, 2000             27,104,462       $   48,717       $  631,384       $  680,101
                                       ==========       ==========       ==========       ==========


14.  INCENTIVE STOCK PLANS

The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Under the 1994 Plan, the Company may grant options to its employees for up to 4.5 million Common Shares. The exercise price of each option equals the market price of the Company's stock on the date of grant. An option's maximum term is 10 years. Options vest in one-third increments over a three-year period starting from the date of grant.

Restricted stock granted under the 1994 Plan vests after three years. During 1999, 5,000 restricted shares were granted with grant-date fair values per share of $45.56. No restricted shares were granted in 2000 or 1998.

In 2000 and 1999, 120,000 and 55,500 Common Shares, respectively, were reserved for contingent performance shares. The actual number of performance shares to be issued is contingent upon the Company's total shareholder return, compared with a competitive peer group of 12 companies within the forest products industry over a three-year period. The grant-date fair values of the 2000 and 1999 performance shares were $46.75 and $45.56. During 2000, 62,000 shares related to the 1997 award were issued and 98,000 shares reserved for the 1998 award were cancelled and returned to unrestricted status. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock plans. The compensation cost recognized was $433, $1,252 and $2,837 in 2000, 1999 and 1998, respectively.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under SFAS 123, net income and earnings per share would have been reduced by $3,259 or 12 cents per share, $2,343 or 8 cents per share and $1,844 or 6 cents per share for 2000, 1999 and 1998, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2000, 1999 and 1998, respectively: dividend yield of 3.6 percent, 3.4 percent and 3.1 percent; expected volatility of 44.0 percent, 25.7 percent and 24.1 percent; risk-free interest rates of 6.5 percent, 4.7 percent and 5.8 percent; and an expected life of 7.5 years for all years. The weighted average fair value of options granted during the year was $18.04, $10.91 and $11.41 for 2000, 1999 and 1998, respectively.

A summary of the status of the Company's stock option plans as of December 31, 2000, 1999, and 1998, and changes during the years then ended is presented below:


                                        2000                        1999                     1998
                                -----------------------    -----------------------   ------------------------
                                              Weighted                   Weighted                  Weighted
                                   Number      Average       Number       Average      Number       Average
                                    of       Exercisable       of       Exercisable      of       Exercisable
                                  Shares        Price        Shares        Price       Shares        Price
                                ----------   ----------    ----------   ----------   ---------     ----------

Options outstanding at
  beginning of year             1,911,642      $36.01      1,843,496      $34.20    1,551,611       $32.05
Granted - 1994 Incentive
 Stock Plan                       373,250      $46.24        255,500      $45.43      371,500       $42.64
Exercised                         (64,318)     $31.81       (160,349)     $29.14      (66,618)      $30.12
Canceled                          (28,164)     $43.47        (27,005)     $42.34      (12,997)      $39.87
                                ---------                  ---------      ------    ---------       ------
Outstanding at end of year      2,192,410      $37.78      1,911,642      $36.01    1,843,496       $34.20
                                =========                  =========                =========

Options exercisable at
 year-end                       1,335,181      $33.66      1,317,190      $32.85    1,130,690       $30.67



The following table summarizes information about stock options outstanding at December 31, 2000:


                                Outstanding                                           Exercisable
                     ------------------------------                            -----------------------------
        Range                      Weighted Average         Weighted                            Weighted
         of                            Remaining             Average                             Average
   Exercise Prices    12/31/00     Contractual Life       Exercise Price         12/31/00     Exercise Price
   ---------------   ---------     ----------------       --------------         --------     --------------

         $17.38         36,095         1.0 years             $17.38               36,095          $17.38
$28.88 - $33.50        898,396         3.9 years             $31.09              898,396          $31.09
$36.25 - $50.75      1,257,919         7.5 years             $43.04              400,690          $40.87

15.   EMPLOYEE BENEFIT PLANS

Rayonier adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," in 1998. Employee benefit plan liabilities are estimated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)



Rayonier has pension plans covering substantially all of its employees. Certain plans are subject to union negotiation. The pension plans are non-contributory. The following tables set forth net periodic benefit cost of Rayonier plans, and total pension and postretirement benefit expense for the three years ended December 31:


                                                                          Pension                      Postretirement
                                                              -----------------------------     --------------------------
                                                                2000       1999      1998         2000     1999      1998
                                                              -------    -------   --------     -------   ------    ------

         Components of Net Periodic Benefit Cost
           Service cost                                       $ 4,772    $ 5,312   $  5,255     $   394   $  438    $  400
           Interest cost                                        8,980      8,147      7,803       1,449    1,341     1,328
           Actual return on plan assets                        (3,261)    (7,211)   (17,807)         --       --        --
           Amortization of prior service cost and deferrals    (7,646)    (2,631)     8,862        (434)    (434)     (434)
           Amortization of losses                                  89        142        384         461      618       634
                                                              -------    -------   --------     -------   ------    ------
           Net periodic benefit cost of Rayonier plans          2,934      3,759      4,497       1,870    1,963     1,928
           Defined contribution plans                           2,318      2,222      2,056          --       --        --
           Multi-employer plans                                    --         --         --         565      525       550
                                                              -------    -------   --------     -------   ------    ------
           Total pension/postretirement benefit expense       $ 5,252    $ 5,981   $  6,553     $ 2,435   $2,488    $2,478
                                                              =======    =======   ========     =======   ======    ======


The following tables set forth the funded status of the Rayonier pension and postretirement benefit plans, the amounts recognized in the balance sheets of the Company at December 31, 2000 and 1999, and the principal weighted-average assumptions inherent in their determination:

                                                                        Pension                        Postretirement
                                                                ----------------------             ----------------------
                                                                  2000           1999             2000             1999
                                                               --------        --------         --------         --------

         Change in Benefit Obligation
              Benefit obligation at beginning of year          $115,661        $123,770         $ 19,370         $ 20,546
              Service cost                                        4,772           5,312              394              438
              Interest cost                                       8,980           8,147            1,449            1,341
              Actuarial (gain) loss                               3,342         (14,208)             443           (1,581)
              Benefits paid                                      (7,488)         (7,360)          (1,701)          (1,374)
                                                               --------        --------         --------         --------
              Benefit obligation at end of year                 125,267         115,661           19,955           19,370
                                                               --------        --------         --------         --------

         Change in Plan Assets
              Fair value of plan assets at beginning of year    129,746         130,170               --               --
              Actual return on plan assets                       (3,261)          7,211               --               --
              Employer contribution                               1,660             162            1,701            1,374
              Other expense                                        (706)           (437)              --               --
              Benefits paid                                      (7,488)         (7,360)          (1,701)          (1,374)
                                                               --------        --------         --------         --------
              Fair value of plan assets at end of year          119,951         129,746               --               --
                                                               --------        --------         --------         --------

         Reconciliation of Funded Status at End of Year
              Funded status                                      (5,316)         14,085          (19,955)         (19,370)
              Unrecognized prior service cost                     8,405           9,493           (2,649)          (3,083)
              Unrecognized actuarial net (gain) loss             (7,215)        (25,770)           7,374            7,392
              Unrecognized net transition obligation             (1,522)         (2,183)              --               --
                                                               --------        --------         --------        ---------
              Accrued benefit cost                             $ (5,648)       $ (4,375)        $(15,230)       $ (15,061)
                                                               ========         ========        ========        =========

         Weighted Average Assumptions as of December 31
              Discount rate                                       7.75%            7.75%           7.75%            7.75%
              Return on plan assets                               9.75%            9.75%              --               --
              Rate of compensation increase                       5.00%            5.00%              --               --
              Ultimate health care trend rate                        --               --           5.50%            5.50%


Plan assets include Company common shares with a fair market value of $ 38,027 and $ 45,194 at December 31, 2000 and 1999 respectively.

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 8.0 percent for 2000, decreasing ratably to 5.5 percent in the year 2005. The following table shows the effect of a one-percentage-point change in assumed health care cost trends on:

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


                                                              1 Percent
                                                     --------------------------
                                                     Increase          Decrease
                                                     --------          --------

        Year end benefit obligation                    $755             $ (720)
        Total of service and interest
              cost components                          $ 66             $  (63)


Employee benefit plan liabilities are estimated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.

16.   COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. As of December 31, 2000, minimum rental commitments under operating leases were $5,087, $9,031, $2,451, $1,401, and $1,510 for 2001, 2002,
2003, 2004, and 2005 respectively. For the remaining years, such commitments amount to $3,715, aggregating total minimum lease payments of $23,195. Total rental expense for operating leases amounted to $6,802, $7,173, and $7,383, in 2000, 1999 and 1998, respectively. Additionally, the Company has indirectly guaranteed approximately $15.5 million of debt that is secured by equipment used by its vendors to provide products to the Company.

The Company has long-term leases on certain timberlands in the Southeastern U.S. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally non-cancelable and require minimum annual rental payments. As of December 31, 2000, the future minimum lease payments were $4,418, $4,300, $4,236, $4,053, and $4,021 for 2001,
2002, 2003, 2004 and 2005, respectively. For the remaining years, such commitments are $75,311, aggregating total minimum lease payments of $96,339 with an average remaining term of 16 years.

17.   CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters.

LEGAL PROCEEDINGS

Rayonier has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes at seven sites, all of which relate to operations classified under "Dispositions and Discontinued Operations." Cost recovery actions against Rayonier and other PRPs are pending with respect to three of these sites. Rayonier has entered into or is in the process of negotiating consent orders for environmental remediation at five of these sites. Rayonier believes that an appropriate provision for remediation costs is included in its reserves for estimated environmental obligations, including the reserves for dispositions and discontinued operations. See Note 12. In addition, there are various lawsuits pending against or affecting Rayonier and its subsidiaries, some of which involve claims for substantial sums, but whose outcomes are not expected to materially impact the Company's consolidated financial position or results of operations.

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service for $28.3 million in tax deficiency and related penalties for an issue in dispute regarding the Company's 1996 and 1997 federal tax returns. The Company has been discussing this issue with the IRS since 1999. As a result, the notice of proposed disallowance was not unanticipated and the Company has provided adequate reserves. The Company plans to contest this matter and believes that the ultimate outcome will not have a material adverse impact on the Company's financial position, liquidity or results of operations.



ENVIRONMENTAL MATTERS

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal that, in the opinion of management, will require substantial expenditures over the next 10 years. During 1997, the EPA finalized its Cluster Rules governing air emissions but, due to the specialty nature of Rayonier's Performance Fibers

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands unless otherwise stated)


products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company's Performance Fibers mills. The Company continues to work with the EPA to establish such rules for these mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, future capital costs associated with existing environmental rules will not have a material impact on the Company's consolidated financial position or results of operations.

Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways limit and may prevent timber harvesting, road building and other activities on the Company's timberlands. Over the past several years, the harvest of timber on private lands in the state of Washington has been restricted as a result of the listing of several species of birds and fish under the Endangered Species Act. The Company, through industry groups, has worked with the state of Washington to implement workable protective measures with respect to several endangered species. The effect has been to restrict harvesting on portions of the Company's Washington timberlands. The Company has taken account of these restrictions in its harvest plans. Such efforts are ongoing and, in the opinion of management, will not have a material impact on the Company's consolidated financial position or results of operations.

OTHER MATTERS

In November 2000, the Company announced that it had hired an investment banker to review strategic alternatives for its MDF facility in New Zealand, including a possible sale.


18.  QUARTERLY RESULTS FOR 2000 AND 1999 (UNAUDITED)


                                                             Quarter Ended
                                        ---------------------------------------------------------            Total
                                         March 31         June 30         Sept. 30        Dec. 31             Year
                                        ----------       ---------       ----------     ----------        -----------
                                               (Thousands of dollars, except per share amounts)
               2000

         Sales                           $354,597        $303,911         $269,502       $298,868          $1,226,878

         Operating income                  74,653          47,266           33,565         34,027             189,511

         Net income                        35,473          17,431           12,105         13,178              78,187

         Basic EPS                           1.30             .64              .45            .48                2.87
         Diluted EPS                         1.27             .63              .44            .48                2.82


                  1999
         Sales                           $241,921        $276,608         $273,302       $316,204          $1,108,035

         Operating income                  29,444          33,751           32,113         40,422             135,730

         Net income                        15,130          17,077           17,134         19,312              68,653

         Basic EPS                            .54             .62              .62            .70                2.48
         Diluted EPS                          .54             .60              .61            .69                2.44


    As discussed in Note 2, the Company adopted EITF Issue 00-10 and reclassified freight costs from sales to cost of sales. The above quarterly sales amounts have been reclassified for the EITF Issue. Additionally, the sale of land in the first quarter of 2000 has been reclassified from gain on sale of assets ($23,147) to sales ($49,600) and cost of sales ($26,453).

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RAYONIER INC.

                              By   GERALD J. POLLACK
                              ------------------------------------------------
                              Gerald J. Pollack
March 16, 2001                Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                SIGNATURE                                           TITLE                                      DATE
     -------------------------------                  -------------------------------                     --------------


                    *                                 Chairman of the Board,
     -------------------------------                  President, Chief Executive
               W. L. Nutter                           Officer and Director
      (Principal Executive Officer)


            GERALD J. POLLACK                         Senior Vice President and Chief                     March 16, 2001
     -------------------------------                  Financial Officer
            Gerald J. Pollack
      (Principal Financial Officer)


            GERALD J. POLLACK                         Senior Vice President and Chief                     March 16, 2001
     -------------------------------                  Financial Officer
            Gerald J. Pollack
      (Principal Accounting Officer)


                    *                                             Director
     -------------------------------
             Rand V. Araskog

                    *                                             Director
     -------------------------------
             Ronald M. Gross

                    *                                             Director
     -------------------------------
            Paul G. Kirk, Jr.

                    *                                             Director
     -------------------------------
           Katherine D. Ortega

                    *                                             Director
     -------------------------------
            Burnell R. Roberts

                    *                                             Director
     -------------------------------
              Carl S. Sloane

                    *                                             Director
     -------------------------------
             Ronald Townsend

                    *                                             Director
     -------------------------------
             Gordon I. Ulmer


     *By GERALD J. POLLACK                                                                                March 16, 2001
         ---------------------------
             Attorney-In-Fact


                                       A

                                  EXHIBIT INDEX



     Exhibit No.                           Description                                         Location
     -----------          -----------------------------------------------         -------------------------------------


         2.1                 Purchase and Sale Agreement dated July 28,            Incorporated by reference to Exhibit
                             1999 between Rayonier Inc. and Jefferson              2.1 to the Registrant's November 12,
                             Smurfit Corporation (U.S.)                            1999 Form 8-K/A, Amendment No. 1

         2.2                 First Amendment to the Purchase and Sale              Incorporated by reference to Exhibit
                             Agreement dated October 25, 1999 between              2.2 to the Registrant's November 12,
                             Rayonier Inc. and Jefferson Smurfit                   1999 Form 8-K/A, Amendment No. 1
                             Corporation (U.S.)

         2.3                 Assignment and Assumption Agreement dated             Incorporated by reference to Exhibit
                             October 25, 1999 between Jefferson Smurfit            2.3 to the Registrant's November 12,
                             Corporation (U.S.) and Timber Capital                 1999 Form 8-K/A, Amendment No. 1
                             Holdings LLC

         2.4                 Assignment Agreement dated October 25, 1999           Incorporated by reference to Exhibit
                             between Rayonier Inc. and Rayonier                    2.4 to the Registrant's November 12,
                             Timberlands Operating Company, L.P.                   1999 Form 8-K/A, Amendment No. 1

         2.5                 Timber Cutting Agreement dated October 25,            Incorporated by reference to Exhibit
                             1999 between Rayonier Inc. and Jefferson              2.5 to the Registrant's November 12,
                             Smurfit Corporation (U.S.)                            1999 Form 8-K/A, Amendment No. 1

         3.1                 Amended and Restated Articles of                      Incorporated by reference to Exhibit
                             Incorporation                                         4(a) to the Registrant's Registration
                                                                                   Statement on Form S-8 (Registration No.
                                                                                   33-52437)

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

         4.3                 $200 million Revolving Credit Agreement               Incorporated by reference to Exhibit
                             dated as of April 14, 1995 among Rayonier             4.2 to the Registrant's March 31, 1995
                             Inc. as Borrower and the banks named therein          Form 10-Q
                             as Banks, Citibank, N.A. as Administrative
                             Agent and Citicorp Securities, Inc. and the
                             Toronto-Dominion Bank as Arrangers



         4.4                 Amendment No. 1, dated as of June 16, 1995            Incorporated by reference to Exhibit
                             to the $200 million Revolving Credit                  4.3 to the Registrant's June 30, 1996
                             Agreement dated as of April 14, 1995 among            Form 10-Q
                             Rayonier Inc. as Borrower and the banks
                             named therein as Banks, Citibank, N.A. as
                             Administrative Agent and Citicorp
                             Securities, Inc. and the Toronto-Dominion
                             Bank as Arrangers

                                       B


                                  EXHIBIT INDEX



     Exhibit No.                           Description                                         Location
     -----------          -----------------------------------------------         -------------------------------------

         4.5                 Amendment No. 2, dated as of April 12, 1996           Incorporated by reference to Exhibit
                             to the $200 million Revolving Credit                  4.4 to the Registrant's June 30, 1996
                             Agreement dated as of April 14, 1995 among            Form 10-Q
                             Rayonier Inc. as Borrower and the banks
                             named therein as Banks, Citibank, N.A. as
                             Administrative Agent and Citicorp
                             Securities, Inc. and the Toronto-Dominion
                             Bank as Arrangers

         4.6                 Amended and Restated Revolving Credit                 Incorporated by reference to Exhibit
                             Agreement dated as of April 11, 1997, for             4.1 to the Registrant's March 31, 1997
                             the $300 million Revolving Credit Agreement           Form 10-Q
                             dated as of April 14, 1995 as amended as of
                             June 16, 1995 and as of April 12, 1996 among
                             Rayonier Inc. as Borrower and the banks
                             named therein as Banks, Citibank, N.A. as
                             Administrative Agent and Citicorp
                             Securities, Inc. and the Toronto-Dominion
                             Bank as Arrangers

         4.7                 Amendment No. 1 and Waiver dated as of                Incorporated by reference to Exhibit
                             October 1, 1999 to the $300 million Amended           4.10 to the Registrant's December 31,
                             and Restated Revolving Credit Agreement               1999 Form 10-K
                             dated as of April 11, 1997 among Rayonier
                             Inc. as Borrower and the banks named therein
                             as Banks, Citibank, N.A. as Administrative
                             Agent and Citicorp Securities, Inc. and the
                             Toronto-Dominion Bank as Arrangers.

         4.8                 Credit Agreement dated as of October 25,              Incorporated by reference to Exhibit
                             1999 between Rayonier Timberlands Operating           4.1 to the Registrant's September 30,
                             Company, L.P. and Credit Suisse First                 1999 Form 10-Q
                             Boston, Morgan Stanley Senior Funding, Inc.
                             and Citibank, N.A.

         4.9                 Note Purchase Agreement dated as of October           Incorporated by reference to Exhibit
                             25, 1999 between Rayonier Timberlands                 4.2 to the Registrant's September 30,
                             Operating Company, L.P. and Timber Capital            1999 Form 10-Q
                             Holdings LLC.

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

          9                  Voting trust agreement                                None

         10.1                Rayonier 1994 Incentive Stock Plan, as                Incorporated by reference to Exhibit
                             amended                                               10.1 to the Registrant's September 30,
                                                                                   1998 Form 10-Q.

         10.2                Rayonier Supplemental Senior Executive                Incorporated by reference to Exhibit
                             Severance Pay Plan                                    10.2 to the Registrant's December 31,
                                                                                   1997 Form 10-K.

                                       C

                                  EXHIBIT INDEX



     Exhibit No.                           Description                                         Location
     -----------          -----------------------------------------------         -------------------------------------


         10.3                Rayonier Investment and Savings Plan for              Incorporated by reference to Exhibit
                             Salaried Employees                                    10.3 to the Registrant's December 31,
                                                                                   1997 Form 10-K.

         10.4                Rayonier Salaried Employees Retirement Plan           Incorporated by reference to Exhibit
                                                                                   10.4 to the Registrant's December 31,
                                                                                   1997 Form 10-K.

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

         10.6                Rayonier Inc. Excess Benefit Plan                     Incorporated by reference to Exhibit
                                                                                   10.10 to the Registrant's December 31,
                                                                                   1993 Form 10-K

         10.7                Amendment to Rayonier Inc. Excess Benefit             Incorporated by reference to Exhibit
                             Plan dated August 18, 1997                            10.7 to the Registrant's December 31,
                                                                                   1997 Form 10-K

         10.8                Rayonier Inc. Excess Savings and Deferred             Incorporated by reference to Exhibit
                             Compensation Plan                                     10.8 to the Registrant's December 31,
                                                                                   1997 Form 10-K

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


                                       D

                                  EXHIBIT INDEX



     Exhibit No.                           Description                                         Location
     -----------          -----------------------------------------------         -------------------------------------
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

        10.18                Amendment to Split-Dollar Life Insurance              Incorporated by reference to Exhibit
                             Agreement, dated July 22, 1997                        10.18 to the Registrant's December 31,
                                                                                   1997 Form 10-K


        10.19                Deferred Compensation / Supplemental                  Incorporated by reference to Exhibit
                             Retirement Agreement dated June 28, 1994              10.3 to the Registrant's June 30, 1994
                             between Rayonier Inc. and Ronald M. Gross             Form 10-Q

        10.20                Amendment to Deferred Compensation /                  Incorporated by reference to Exhibit
                             Supplemental Retirement Agreement, dated              10.20 to the Registrant's December 31,
                             July 22, 1997                                         1997 Form 10-K

        10.21                Consulting Agreement dated October 19, 1998           Incorporated by reference to Exhibit
                             between Rayonier Inc. and Ronald M. Gross             10.21 to the Registrant's December 31,
                                                                                   1998 Form 10-K

        10.22                Form of Rayonier Outside Directors                    Incorporated by reference to Exhibit
                             Compensation Program/Cash Deferral Option             10.22 to the Registrant's December 31,
                             Agreement                                             1999 Form 10-K

        10.23                Description of Rayonier Split-Dollar Life             Filed herewith
                             Insurance/Deferred Compensation Retention
                             Benefit Program

        10.24                Other material contracts                              None

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

          21                 Subsidiaries of the Registrant                        Filed herewith

          22                 Published report regarding matters submitted          None
                             to vote of security holders

          23                 Consents of experts and counsel                       Filed herewith

                                       E

                                  EXHIBIT INDEX



     Exhibit No.                           Description                                         Location
     -----------          -----------------------------------------------         -------------------------------------


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


                                       F