Form 10-Q
period 2001-03-31
RAYONIER INC
filed 2001-05-14
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

YES (X) NO ( )


As of May 4, 2001, there were outstanding 27,148,598 Common Shares of the Registrant.


                                ----------------

                                  RAYONIER INC.

                                    FORM 10-Q

                                 MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I.      FINANCIAL INFORMATION

Item l.      Financial Statements

             Statements of Consolidated Income for the
             Three Months Ended March 31, 2001 and 2000                           1

             Consolidated Balance Sheets as of March 31, 2001
             and December 3l, 2000                                                2

             Statements of Consolidated Cash Flows for the
             Three Months Ended March 31, 2001 and 2000                           3

             Notes to Consolidated Financial Statements                           4

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations                     6

Item 3.      Quantitative and Qualitative Disclosures About Market Risk           9




PART II.     OTHER INFORMATION

Item 5.      Selected Operating Data                                             10

Item 6.      Exhibits and Reports on Form 8-K                                    12

             Signature                                                           12

             Exhibit Index                                                       13

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                                   (UNAUDITED)

                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                        Three Months Ended
                                                                              March 31,
                                                                   ------------------------------
                                                                        2001             2000
                                                                   -----------        -----------
SALES                                                              $   276,487        $   354,597
                                                                   -----------        -----------
Costs and Expenses
       Cost of sales                                                   231,521            268,435
       Selling and general expenses                                      7,558              9,936
       Other operating (income) expense, net                             (470)              1,573
                                                                   -----------        -----------
                                                                       238,609            279,944
                                                                   -----------        -----------
OPERATING INCOME                                                        37,878             74,653
Interest expense                                                      (18,915)           (22,790)
Interest and miscellaneous (expense) income, net                         (523)                167
                                                                   -----------        -----------
INCOME BEFORE INCOME TAXES                                              18,440             52,030
Income tax expense                                                     (6,188)           (16,557)
                                                                   -----------        -----------
NET INCOME                                                         $    12,252        $    35,473
                                                                   ===========        ===========
EARNINGS PER COMMON SHARE (EPS)

       BASIC EPS                                                   $      0.45        $      1.30
                                                                   ===========        ===========
       DILUTED EPS                                                 $      0.45        $      1.27
                                                                   ===========        ===========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                             (THOUSANDS OF DOLLARS)


                                                                                         March 31,           December 31,
                                                                                           2001                 2000
                                                                                       ------------         ------------
                                     ASSETS
CURRENT ASSETS
      Cash and short-term investments                                                  $     10,893         $      9,824
      Accounts receivable, less allowance for doubtful
         accounts of $3,650 and $3,969                                                      110,366              117,114
      Inventories
         Finished goods                                                                      60,779               60,627
         Work in process                                                                     10,273                9,076
         Raw materials                                                                        5,201               11,044
         Manufacturing and maintenance supplies                                              17,147               16,359
                                                                                       ------------         ------------
             Total inventories                                                               93,400               97,106
      Timber purchase agreements                                                             35,799               33,775
      Other current assets                                                                   12,779               12,779
                                                                                       ------------         ------------
             Total current assets                                                           263,237              270,598
                                                                                       ------------         ------------
 OTHER ASSETS                                                                                60,501               63,129
 TIMBER PURCHASE AGREEMENTS                                                                   6,171                6,335
 TIMBER, TIMBERLANDS AND LOGGING ROADS,
      NET OF DEPLETION AND AMORTIZATION                                                   1,182,861            1,192,388
 PROPERTY, PLANT AND EQUIPMENT
      Land, buildings, machinery and equipment                                            1,368,491            1,360,296
      Less - accumulated depreciation                                                       748,678              730,472
                                                                                       ------------         ------------
             Total property, plant and equipment, net                                       619,813              629,824
                                                                                       ------------         ------------
 TOTAL ASSETS                                                                          $  2,132,583         $  2,162,274
                                                                                       ============         ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
      Accounts payable                                                                 $     82,180         $     87,401
      Bank loans and current maturities                                                       2,565                2,565
      Accrued taxes                                                                          14,418               10,314
      Accrued payroll and benefits                                                           26,109               27,756
      Accrued interest                                                                       23,583               11,745
      Accrued customer incentives                                                             6,065               18,163
      Other current liabilities                                                              22,843               22,389
      Current reserves for dispositions and discontinued operations                          15,341               15,434
                                                                                       ------------         ------------
             Total current liabilities                                                      193,104              195,767
                                                                                       ------------         ------------
 DEFERRED INCOME TAXES                                                                      135,204              130,333
 LONG-TERM DEBT                                                                             941,415              970,415
 NON-CURRENT RESERVES FOR DISPOSITIONS AND
      DISCONTINUED OPERATIONS                                                               159,530              161,465
 OTHER NON-CURRENT LIABILITIES                                                               19,562               24,193
 SHAREHOLDERS' EQUITY
      Common Shares, 60,000,000 shares authorized,
      27,133,681 and 27,104,462 shares issued and outstanding                                49,900               48,717
      Retained earnings                                                                     633,868              631,384
                                                                                       ------------         ------------
                                                                                            683,768              680,101
                                                                                       ------------         ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  2,132,583         $  2,162,274
                                                                                       ============         ============


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2001               2000
                                                                                -------------      -------------
OPERATING ACTIVITIES
Net income                                                                      $      12,252      $      35,473
Non-cash items included in income:
    Depreciation, depletion and amortization                                           40,495             56,847
    Deferred income taxes                                                               4,117              2,319
    Non-cash cost of land sales                                                           255              7,651
(Decrease) increase in other non-current liabilities                                   (4,631)               948
Change in accounts receivable, inventory and accounts payable                           5,232            (22,564)
(Increase) decrease in current timber purchase agreements                              (2,024)             3,134
Increase in other current assets                                                            -             (5,108)
Increase in accrued liabilities                                                         2,651             24,029
Expenditures for dispositions and discontinued operations,
         net of tax benefits of $754 and $1,000                                        (1,274)            (1,732)
                                                                                -------------      -------------
    CASH FROM OPERATING ACTIVITIES                                                     57,073            100,997
                                                                                -------------      -------------

INVESTING ACTIVITIES

Capital expenditures, net of sales and retirements
    or $74 and $2,381                                                                 (20,998)           (25,530)
Change in timber purchase agreements and other assets                                   2,579              6,932
                                                                                -------------      -------------
    CASH USED FOR INVESTING ACTIVITIES                                                (18,419)           (18,598)
                                                                                -------------      -------------

FINANCING ACTIVITIES

Issuance of debt                                                                       96,500             15,000
Repayment of debt                                                                    (125,500)           (75,828)
Dividends paid                                                                         (9,768)            (9,849)
Repurchase of common shares                                                                 -             (3,543)
Issuance of common shares                                                               1,183              1,298
                                                                                -------------      -------------
    CASH USED FOR FINANCING ACTIVITIES                                                (37,585)           (72,922)
                                                                                -------------      -------------

CASH AND SHORT TERM INVESTMENTS

Increase in cash and short-term investments                                             1,069              9,477
Balance, beginning of year                                                              9,824             12,265
                                                                                -------------      -------------
Balance, end of period                                                          $      10,893      $      21,742
                                                                                =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                                    $       7,077      $       7,963
                                                                                =============      =============
    Income taxes                                                                $         229      $         799
                                                                                =============      =============

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         RAYONIER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

              (DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE STATED)

1.       BASIS OF PRESENTATION

         The unaudited financial statements reflect, in the opinion of Rayonier Inc. and subsidiaries (Rayonier or the Company), all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. For a full description of accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2000 Annual Report on Form 10K.

2.       EARNINGS PER COMMON SHARE

         The following table provides details of the calculation of basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for the three months ended:

                                                                                          March 31
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                ------------    ------------
Net income                                                                      $     12,252    $     35,473
                                                                                ------------    ------------
     Shares used for determining basic earnings per common share                  27,125,148      27,390,362
     Dilutive effect of:
         Stock options                                                               166,489         186,588
         Contingent shares                                                           202,000         360,000
                                                                                ------------    ------------
     Shares used for determining diluted earnings per common share                27,493,637      27,936,950
                                                                                ============    ============
     Basic earnings per common share                                            $        .45    $       1.30
                                                                                ============    ============
     Diluted earnings per common share                                          $        .45    $       1.27
                                                                                ============    ============

3.       FINANCIAL INSTRUMENTS

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in the first quarter of 2001. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

         The Company is exposed to various market risks, including changes in commodity prices, interest rates and foreign exchange rates. The Company's objective is to minimize the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into such financial instruments for trading purposes.

         Rayonier's New Zealand forward contracts are intended to cover anticipated operating needs and therefore do not hedge firm commitments in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, contracts are marked to market as in the past, and the resulting gains and losses on these contracts are included in the "Interest and miscellaneous income (expense), net" line. The Company incurred a loss of approximately $1 million on these foreign currency contracts in the first three months of 2001. During the first quarter of 2001, the maximum foreign currency forward contracts outstanding at any point in time totaled $17.7 million. At March 31, 2001, the Company held foreign currency contracts maturing through April 2002, totaling $12.5 million (nominal value). This included $10.4 million of New Zealand dollar contracts to cover anticipated operating needs, and $2.1 million of Danish Krone contracts to hedge a firm commitment related to equipment purchases payable in Danish Krones.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE STATED)

4.       IDENTIFIABLE ASSETS

         Total assets by segment as of March 31, 2001 and December 31, 2000, follows (in millions):

                                                 IDENTIFIABLE ASSETS
                                             -------------------------
                                                2001           2000
                                             ---------      ----------
         Performance Fibers                  $     620      $      643
         Timberland Management                   1,249           1,243
         Wood Products and Trading                 232             234
         Corporate and other                        21              32
         Dispositions                               11              10
                                             ---------      ----------
         Total                               $   2,133      $    2,162
                                             =========      ==========

         See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations for information about segment sales and operating income.

5.       SHAREHOLDERS' EQUITY

         An analysis of shareholders' equity for the three months ended March 31, 2001 and the year ended December 31, 2000, follows (in thousands, share amounts actual):

                                                                 Common Shares                                  Total
                                                          ----------------------------       Retained       Shareholders'
                                                            Shares           Amount          Earnings          Equity
                                                          ----------     -------------     ------------     -------------
         BALANCE, JANUARY 1, 2000                         27,407,094     $      63,709     $    592,382     $     656,091
         Net income                                                -                 -           78,187            78,187
         Dividends paid  ($1.44 per share)                         -                 -          (39,185)          (39,185)
         Incentive stock plans                               130,368             2,632                -             2,632
         Repurchase of Common Shares                        (433,000)          (17,624)               -           (17,624)
                                                          ----------     -------------     ------------     -------------
         BALANCE, DECEMBER 31, 2000                       27,104,462            48,717          631,384           680,101

         Net income                                                -                 -           12,252            12,252
         Dividends paid  ($0.36 per share)                         -                 -           (9,768)           (9,768)
         Incentive stock plans                                29,219             1,183                -             1,183
         Repurchase of Common Shares                               -                 -                -                 -
                                                          ----------     -------------     ------------     -------------
         BALANCE, MARCH 31, 2001                          27,133,681            49,900          633,868           683,768
                                                          ==========     =============     ============     =============

6.       RECLASSIFICATIONS

         Certain reclassifications of the prior period amounts have been made to conform to the current year presentation. Effective December 31, 2000, the Company changed its method of reporting freight revenue and costs in compliance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Freight costs will now be charged to cost of sales rather than netted against sales. The Company's financial statements have been reclassified to reflect the increase in sales and cost of sales of $15.8 million for the period ended March 31, 2000.

         On November 28, 2000, the Company announced its intention to focus on two core businesses, Performance Fibers and Timberland Management, and de-emphasize activities in a third segment, Wood Products and Trading. Based upon the segment changes and the Company's intention of selling timberlands on a more regular basis, certain items in the financial statements have been reclassified. The gain of $23.1 million from the sale of timberland in the first quarter of 2000 was reclassified to Timberland and Real Estate sales of $49.6 million and cost of sales of $26.5 million. In the cash flow statements for the periods ended March 31, 2001 and 2000, an adjustment was made for non-cash expenses relating to the depletion of merchantable and pre-merchantable timber on the land and the basis in the land. All changes noted herein had no effect on net income or earnings per share in the prior period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENT INFORMATION

Rayonier operates in three major business segments: Performance Fibers, Timberland Management, and Wood Products and Trading. The Performance Fibers segment includes two reportable business units, Cellulose Specialties and Absorbent Materials. The Timberland Management segment includes two reportable business units, Timber Harvest, and Timberland and Real Estate. Prior years' segment information has been reclassified to conform with the segment information presented in the current year.

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's reportable business units for the three months ended March 31, 2001 and 2000 were as follows (thousands of dollars):

                                                             Three Months Ended
                                                                  March 31
                                                      -------------------------------
                                                            2001             2000
                                                      -------------      ------------
     SALES
     Performance Fibers
         Cellulose Specialties                        $      89,955      $     87,438
         Absorbent Materials                                 49,079            53,714
                                                      -------------      ------------
     Total Performance Fibers                               139,034           141,152
                                                      -------------      ------------
     Timberland Management
         Timber Harvest                                      61,824            62,677
         Timberland and Real Estate                           1,234            53,079
                                                      -------------      ------------
     Total Timberland Management                             63,058           115,756
                                                      -------------      ------------
     Wood Products and Trading                               83,807           107,882
     Intersegment Eliminations                               (9,412)          (10,193)
                                                      -------------      ------------
            Total Sales                               $     276,487      $    354,597
                                                      =============      ============
     OPERATING INCOME (LOSS)
     Performance Fibers                               $      14,720      $     17,501
                                                      -------------      ------------
     Timberland Management
         Timber Harvest                                      33,410            40,766
         Timberland and Real Estate                           2,733            26,018
                                                      -------------      ------------
     Total Timberland Management                             36,143            66,784
                                                      -------------      ------------
     Wood Products and Trading                               (6,213)           (1,879)
     Corporate and other                                     (6,772)           (7,753)
                                                      -------------      ------------
            Total Operating Income                    $      37,878      $     74,653
                                                      =============      ============

RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales for the first quarter of 2001 were $276 million, $78 million below the first quarter of 2000. The sales decrease was due to substantially lower timberland sales, lower log trading activity and weakness in lumber markets. Operating income of $38 million was $37 million lower than the first quarter of 2000, primarily due to lower timberland sales compared to last year, coupled with weak U.S. timber and lumber markets.

PERFORMANCE FIBERS

Sales of Performance Fibers products for the first quarter of 2001 were $139 million, $2 million lower than first quarter 2000. Operating income for first quarter 2001 of $15 million was $3 million lower than the prior year. Operating income declined 16 percent as a result of higher manufacturing costs, partially offset by higher Cellulose Specialties volume and improved Absorbent Materials prices.

         CELLULOSE SPECIALTIES

         Cellulose Specialty sales of $90 million for the first quarter of 2001 were $3 million higher than the first quarter of 2000. The increase over prior year was due primarily from higher sales volume, partly offset by average price decreases of approximately 1 percent.

         ABSORBENT MATERIALS

         Absorbent Materials sales of $49 million for the first quarter of 2001 were $5 million lower than the first quarter 2000 sales of $54 million. Lower Absorbent Materials volume was partially offset by improved prices.

TIMBERLAND MANAGEMENT

Sales of $63 million and operating income of $36 million for first quarter 2001 were lower than first quarter 2000 by $53 million and $31 million, respectively.

         TIMBER HARVEST

         Timber Harvest sales for the first quarter of 2001 were $62 million, $1 million lower than last year's first quarter. Operating income of $33 million, was $7 million lower than prior year. These decreases were primarily due to lower Northwest U.S. timber volumes compared to an unusually high level last year, partially offset by an increase in Southeast U.S. timber volumes, following the ramp-up of the October 1999 timberland acquisition in late 2000 and into early 2001. In addition to the volume changes over prior year, timber pricing was negatively impacted by weak lumber markets.

         TIMBERLAND AND REAL ESTATE

         Sales for the Timberland and Real Estate unit decreased $52 million for the first quarter ended 2001, while operating income decreased $23 million compared to the first quarter of 2000. Both sales and operating income were lower primarily due to higher timberland sales in the first quarter of 2000, which contributed $53 million and $26 million in sales and operating income, respectively.

         On April 30, 2001, the Company sold approximately 57,000 acres of timberland for $60 million. The sale will increase operating income in the second quarter of 2001 by approximately $33 million. The net proceeds from the transaction of approximately $58 million will be used to pay down debt.

WOOD PRODUCTS AND TRADING

First quarter 2001 sales were $84 million compared to $108 million in the first quarter of 2000, while operating losses of $6 million were $4 million higher than a year ago. The variance was primarily due to significantly weaker lumber markets, and lower U.S. domestic trading activity.

CORPORATE AND OTHER

Corporate and other costs were $1 million below last year's first quarter primarily due to lower incentive compensation and relocation expenses, partially offset by higher intersegment eliminations.

OTHER INCOME / EXPENSE

Interest expense in the first quarter was $19 million, a decrease of $4 million from the first quarter of 2000 primarily due to lower average debt balances.

The effective tax rate of 33.6 percent for the first quarter of 2001 was slightly higher than the 31.8 percent rate in the first quarter of 2000. The effective tax rate is below U.S. statutory rates, due to lower tax rates in effect for foreign subsidiaries and to various tax credits.

NET INCOME

Net income for the first quarter of 2001 was $12.3 million, or $0.45 per diluted common share, compared with $35.5 million, or $1.27 per diluted common share, for the first quarter of 2000. First quarter 2000 included gains of $0.59 per share from timberland sales. Earnings were lower primarily due to lower timberland sales, coupled with weak U.S. timber and lumber markets.

OTHER ITEMS

Despite continued weakness in the global economy, lower Performance Fibers results in the second quarter of 2001 are expected to be comparable to the first quarter as an increase in shipments should mostly offset continued weakness in Absorbent Materials (fluff pulp) prices. Timber markets continue to soften somewhat and the Northwest timber harvest is expected to decrease from first quarter levels. Second quarter results in total however, should improve over the first quarter, and last year's second quarter, due to the $60 million timberland sale on April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities of $57 million for the first three months of 2001 decreased $44 million from 2000, primarily as a result of lower timberland sales in the first quarter of 2001. Cash flow used for investing activities for the first three months of 2001 was $18 million, essentially the same as in the prior year, with lower expenditures for plant and equipment and for timber purchase agreements, offset by a lower decrease in other assets in 2001 compared to 2000. Cash flow used for financing activities was $38 million, a decrease of $35 million from $73 million in 2000. This was primarily due to higher debt repayments in 2000 and the absence of repurchases of common shares in 2001. EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of the land basis in timberland and real estate sales) for first quarter 2001 amounted to $78 million, $61 million lower than first quarter 2000 results. The decrease in EBITDA was primarily due to lower timberland sales in the first quarter of 2001. Cash provided by operating activities helped to finance capital expenditures of $21 million, dividends of $10 million, and allowed for the repayment of $29 million of debt. Free cash flow (defined as EBITDA plus significant non-recurring items, less income taxes, interest expense, change in working capital, long-term assets and liabilities, custodial capital spending and prior-year dividend levels) decreased $38 million to $33 million in first quarter 2001, primarily as a result of lower net earnings.

The Company did not repurchase any of its common shares outstanding during the first quarter of 2001. During the first quarter of 2000, the Company repurchased 85,600 shares at an average price of $41.39 or a total cost of $3.5 million.

At March 31, 2001, debt was $944 million, a reduction of $29 million from December 31, 2000, and the debt-to-capital ratio was 58.0 percent compared to
58.8 percent at December 31, 2000. As of March 31, 2001, Rayonier had $375 million available under its revolving credit facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company is exposed to various market risks, including changes in commodity prices, interest rates and foreign exchange rates. The Company's objective is to minimize the economic impact of these market risks. Derivatives are used, as noted, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading purposes.

Circumstances surrounding the Company's exchange rate risk, commodity price risk and interest rate risk remain unchanged from December 31, 2000. For a full description of the Company's market risk, please refer to Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Annual Report on Form 10K.

SAFE HARBOR

Comments about market trends, anticipated earnings and activities in second quarter 2001 and beyond, including disclosures about the Company's anticipated timber harvest levels, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: global market conditions impacting supply and demand for wood products, export and domestic logs and high performance cellulose fibers; governmental policies and regulations affecting the environment, import and export controls and taxes; availability and pricing of competitive products; production costs for wood products and performance fibers, particularly for raw materials such as wood and chemicals; weather conditions in the Company's operating areas; and interest rate and currency movements.

PART II. OTHER INFORMATION

ITEM 5. SELECTED OPERATING DATA

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                -----------------------------
                                                                                   2001               2000
                                                                                ----------         ----------
 PERFORMANCE FIBERS
      Pulp Sales Volume
         Cellulose specialties, in thousands of metric tons                          103                98
         Absorbent materials, in thousands of metric tons                             72                85
     Production as a percent of capacity                                            98.6%            104.0%

 TIMBERLAND MANAGEMENT
      Timber sales volume
         Northwest U.S., in millions of board feet                                    88                90
         Southeast U.S., in thousands of short green tons                          1,635               999
         New Zealand, in thousands of cubic meters                                   278               253
      Intercompany timber sales volume
         Northwest U.S., in millions of board feet                                    29                20
         Southeast U.S., in thousands of short green tons                             14                12
         New Zealand, in thousands of cubic meters                                   138               109

 WOOD PRODUCTS AND TRADING
      Lumber sales volume, in millions of board feet                                  57                65
      Medium-density fiberboard sales volume,
         in thousands of cubic meters                                                 37                37
      Log trading sales volume
         North America, in millions of board feet                                     49                62
         New Zealand, in thousands of cubic meters                                   214               244
         Other, in thousands of cubic meters                                         123               119

SELECTED SUPPLEMENTAL FINANCIAL DATA
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                       2001             2000
                                                    ----------      -----------
 GEOGRAPHICAL DATA (NON-U.S.)
       Sales
          New Zealand                               $     24.0      $      23.2
          Other                                           12.0             13.0
                                                    ----------      -----------
             Total                                  $     36.0      $      36.2
                                                    ==========      ===========
       Operating Income
          New Zealand                               $      0.6      $      (1.1)
          Other                                            0.1                -
                                                    ----------      -----------
             Total                                  $      0.7      $      (1.1)
                                                    ==========      ===========
 TIMBERLAND MANAGEMENT
       Sales
          Northwest U.S.                            $     25.1      $      34.3
          Southeast U.S.                                  31.7             77.0
          New Zealand                                      6.3              4.5
                                                    ----------      -----------
             Total                                  $     63.1      $     115.8
                                                    ==========      ===========
       Operating Income
          Northwest U.S.                            $     20.1      $      29.6
          Southeast U.S.                                  14.1             36.1
          New Zealand                                      1.9              1.1
                                                    ----------      -----------
             Total                                  $     36.1      $      66.8
                                                    ==========      ===========
 EBITDA PER SHARE
       Performance Fibers                           $     1.22      $      1.33
       Timberland Management                              2.02             3.88
       Wood Products and Trading                         (0.11)            0.06
       Corporate and other                               (0.29)           (0.28)
                                                    ----------      -----------
             Total                                  $     2.84      $      4.99
                                                    ==========      ===========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See Exhibit Index.

         (b) Rayonier Inc. filed a report on Form 8-K dated March 23, 2001 that highlighted certain Form 10-K items.

         (c) Rayonier, Inc. filed a report on Form 8-K dated April 24, 2001, for a news release issued on April 16, 2001, concerning the sale of 57,000 acres of Florida timberland.

                                    SIGNATURE

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 RAYONIER INC.  (Registrant)

                                                 BY:  GERALD J. POLLACK
                                                      --------------------------
                                                      Gerald J. Pollack
                                                      Senior Vice President and
                                                      Chief Financial Officer
                                                      (Chief Accounting Officer)

May 14, 2001

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