Form 10-Q
period 2001-06-30
RAYONIER INC
filed 2001-08-14
CIK 52827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO
                                       --------------  -------------


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

YES (X) NO ( )


As of August 4, 2001, there were outstanding 27,236,502 Common Shares of the Registrant.

                                  RAYONIER INC.
                                    FORM 10-Q
                                  JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                                  PAGE
           PART I.    FINANCIAL INFORMATION

           Item l.    Financial Statements

                      Statements of Consolidated Income for the
                      Three Months and Six Months Ended June 30, 2001, and 2000     1

                      Consolidated Balance Sheets as of June 30, 2001,
                      and December 3l, 2000                                         2

                      Statements of Consolidated Cash Flows for the
                      Six Months Ended June 30, 2001, and 2000                      3

                      Notes to Consolidated Financial Statements                    4

           Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results of Operations              6

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk    9




           PART II.   OTHER INFORMATION

           Item 4.    Submission of Matters to a Vote of Security Holders           9

           Item 5.    Selected Operating Data                                      10

           Item 6.    Exhibits and Reports on Form 8-K                             12

                      Signature                                                    12

                      Exhibit Index                                                13

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                         RAYONIER INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (unaudited)
                 (Thousands of dollars, except per share data)

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                    -----------------------     -----------------------
                                                       2001         2000          2001          2000
                                                    ---------     ---------     ---------     ---------
SALES                                               $ 346,362     $ 303,910     $ 622,849     $ 658,507
                                                    ---------     ---------     ---------     ---------

Costs and Expenses
      Cost of sales                                   272,167       246,280       503,688       514,715
      Selling and general expenses                      9,635         9,416        17,193        19,352
      Other operating expense (income), net                38           948          (432)        2,521
                                                    ---------     ---------     ---------     ---------

                                                      281,840       256,644       520,449       536,588
                                                    ---------     ---------     ---------     ---------

OPERATING INCOME                                       64,522        47,266       102,400       121,919

Interest expense                                      (17,537)      (21,612)      (36,452)      (44,402)
Interest and miscellaneous income (expense), net          737          (790)          214          (623)
                                                    ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES                             47,722        24,864        66,162        76,894

Income tax expense                                    (16,259)       (7,433)      (22,447)      (23,990)
                                                    ---------     ---------     ---------     ---------

NET INCOME                                          $  31,463     $  17,431     $  43,715     $  52,904
                                                    =========     =========     =========     =========

EARNINGS PER COMMON SHARE (EPS)

      BASIC EPS                                     $    1.16     $    0.64     $    1.61     $    1.93
                                                    =========     =========     =========     =========
      DILUTED EPS                                   $    1.14     $    0.63     $    1.59     $    1.90
                                                    =========     =========     =========     =========

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements

                         RAYONIER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of dollars)

ASSETS
                                                                       June 30,     December 31,
                                                                         2001          2000
                                                                      ----------    ----------
CURRENT ASSETS
     Cash and short-term investments                                  $   10,113    $    9,824
     Accounts receivable, less allowance for doubtful
        accounts of $3,573 and $3,969                                    119,834       117,114
     Inventories
        Finished goods                                                    63,327        60,627
        Work in process                                                    8,729         9,076
        Raw materials                                                      9,690        11,044
        Manufacturing and maintenance supplies                            16,956        16,359
                                                                      ----------    ----------
            Total inventories                                             98,702        97,106

     Timber purchase agreements                                           28,971        33,775
     Other current assets                                                  9,106        12,779
                                                                      ----------    ----------
        Total current assets                                             266,726       270,598
                                                                      ----------    ----------

 OTHER ASSETS                                                             58,078        63,129

 TIMBER PURCHASE AGREEMENTS                                                6,168         6,335

 TIMBER, TIMBERLANDS AND LOGGING ROADS,
     NET OF DEPLETION AND AMORTIZATION                                 1,147,758     1,192,388

 PROPERTY, PLANT AND EQUIPMENT
     Land, buildings, machinery and equipment                          1,373,505     1,360,296
     Less - accumulated depreciation                                     766,713       730,472
                                                                      ----------    ----------
        Total property, plant and equipment, net                         606,792       629,824
                                                                      ----------    ----------

 TOTAL ASSETS                                                         $2,085,522    $2,162,274
                                                                      ==========    ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable                                                 $   65,825    $   87,401
     Bank loans and current maturities                                     2,580         2,565
     Accrued taxes                                                        22,131        10,314
     Accrued payroll and benefits                                         25,561        27,756
     Accrued interest                                                     26,225        11,745
     Accrued customer incentives                                           9,103        18,163
     Other current liabilities                                            19,581        22,389
     Current reserves for dispositions and discontinued operations        15,239        15,434
                                                                      ----------    ----------
        Total current liabilities                                        186,245       195,767
                                                                      ----------    ----------

 DEFERRED INCOME TAXES                                                   131,428       130,333

 LONG-TERM DEBT                                                          876,605       970,415

 NON-CURRENT RESERVES FOR DISPOSITIONS AND
     DISCONTINUED OPERATIONS                                             157,879       161,465

 OTHER NON-CURRENT LIABILITIES                                            24,160        24,193

 SHAREHOLDERS' EQUITY
     Common Shares, 60,000,000 shares authorized,
     27,225,002 and 27,104,462 shares issued and outstanding              53,658        48,717

     Retained earnings                                                   655,547       631,384
                                                                      ----------    ----------
                                                                         709,205       680,101
                                                                      ----------    ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $2,085,522    $2,162,274
                                                                      ==========    ==========




       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

            RAYONIER INC. AND SUBSIDIARIES
         STATEMENTS OF CONSOLIDATED CASH FLOWS
                      (unaudited)
                (Thousands of dollars)

                                                                                     Six Months Ended
                                                                                        June 30,
                                                                                 -----------------------
                                                                                    2001         2000
                                                                                 ---------     ---------
OPERATING ACTIVITIES
Net income                                                                       $  43,715     $  52,904
Non-cash items included in income:
    Depreciation, depletion and amortization                                        99,820        92,801
    Deferred income taxes                                                             (316)        4,839
    Non-cash cost of land sales                                                      8,170         8,058
(Decrease) increase in other non-current liabilities                                   (33)        3,913
Change in accounts receivable, inventory and accounts payable                      (25,988)        1,250
Decrease (increase) in current timber purchase agreements                            4,804        (6,510)
Decrease (increase) in other current assets                                          3,673        (2,309)
Increase in accrued liabilities                                                     12,234         1,431
Expenditures for dispositions and discontinued operations,
    net of tax benefits of $1,411 and $1,802                                        (2,370)       (3,118)
                                                                                 ---------     ---------
    CASH FROM OPERATING ACTIVITIES                                                 143,709       153,259
                                                                                 ---------     ---------

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements
    of $237 and $571                                                               (39,771)      (49,431)
Change in timber purchase agreements and other assets                                4,757         8,801
                                                                                 ---------     ---------
    CASH USED FOR INVESTING ACTIVITIES                                             (35,014)      (40,630)
                                                                                 ---------     ---------

FINANCING ACTIVITIES
Issuance of debt                                                                   135,000        55,549
Repayment of debt                                                                 (228,795)     (138,748)
Dividends paid                                                                     (19,552)      (19,652)
Repurchase of common shares                                                           --          (9,350)
Issuance of common shares                                                            4,941         1,723
                                                                                 ---------     ---------
    CASH USED FOR FINANCING ACTIVITIES                                            (108,406)     (110,478)
                                                                                 ---------     ---------

CASH AND SHORT TERM INVESTMENTS
Increase in cash and short-term investments                                            289         2,151
Balance, beginning of year                                                           9,824        12,265
                                                                                 ---------     ---------
Balance, end of period                                                           $  10,113     $  14,416
                                                                                 =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                                     $  21,972     $  43,574
                                                                                 =========     =========
    Income taxes                                                                 $  14,221     $  11,208
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

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE STATED)

1.   BASIS OF PRESENTATION

     The unaudited financial statements reflect, in the opinion of Rayonier Inc. and subsidiaries (Rayonier or the Company), all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. For a full description of accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2000 Annual Report on Form 10-K.


2.   EARNINGS PER COMMON SHARE

     The following table provides details of the calculation of basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for the three months and six months ended June 30, 2001, and 2000 (share amounts actual):

                                                                         Three Months Ended             Six Months Ended
                                                                               June 30                       June 30
                                                                         2001           2000           2001           2000
                                                                         ----           ----           -----          ----
    Net income                                                       $    31,463    $    17,431    $    43,715    $    52,904
                                                                     ===========    ===========    ===========    ===========
    Shares used for determining basic earnings per common share       27,166,182     27,324,476     27,145,779     27,357,419

    Dilutive effect of:
        Stock options                                                    216,054        192,293        210,763        193,325
        Contingent shares                                                202,000        360,000        202,000        360,000
                                                                     -----------    -----------    -----------    -----------

    Shares used for determining diluted earnings per common share     27,584,236     27,876,769     27,558,542     27,910,744
                                                                     ===========    ===========    ===========    ===========

    Basic earnings per common share                                  $      1.16    $      0.64    $      1.61    $      1.93
                                                                     ===========    ===========    ===========    ===========
    Diluted earnings per common share                                $      1.14    $      0.63    $      1.59    $      1.90
                                                                     ===========    ===========    ===========    ===========

3.   FINANCIAL INSTRUMENTS

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

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

     Rayonier holds New Zealand dollar forward contracts in order to minimize foreign exchange risk. The Company has exposure on New Zealand dollar denominated expenses it pays in conjunction with its operations in New Zealand. These contracts are marked to market as in the past, and the resulting gains and losses are included in the "Interest and miscellaneous income (expense), net" line. The Company incurred a gain of approximately $0.2 million and a loss of approximately $0.8 million on these foreign currency contracts during the three months and six months ended June 30, 2001, respectively. At June 30, 2001, the Company held contracts maturing through April 2002 totaling $6.3 million (nominal value).

     The Company also held Danish Krone forward contracts during the first six months of 2001 to hedge a firm commitment related to equipment purchases. The final payment on the equipment, payable in Danish Krones, was made by the Company during June 2001, and all outstanding Danish Krone contracts matured.

     The maximum foreign currency forward contracts outstanding during the first six months of 2001 totaled $17.7 million.

                         RAYONIER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE STATED)

4.   IDENTIFIABLE ASSETS

     Total assets by segment as of June 30, 2001, and December 31, 2000, follows (in millions):

                               IDENTIFIABLE ASSETS

                              2001      2000
                              ----      ----
Performance Fibers           $  613    $  643
Timberland Management         1,210     1,243
Wood Products and Trading       228       234
Corporate and other              24        32
Dispositions                     11        10
                             ------    ------
Total                        $2,086    $2,162
                             ======    ======

     See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations for information about segment sales and operating income.

5.   SHAREHOLDERS' EQUITY

     An analysis of shareholders' equity for the six months ended June 30, 2001, and the year ended December 31, 2000, follows (share amounts actual):

                                                         Common Shares               Total
                                                   --------------------------       Retained       Shareholders'
                                                      Shares          Amount        Earnings          Equity
                                                   -----------     -----------     -----------     -----------
 BALANCE, JANUARY 1, 2000                           27,407,094     $    63,709     $   592,382     $   656,091
 Net income                                               --              --            78,187          78,187
 Dividends paid  ($1.44 per share)                        --              --           (39,185)        (39,185)
 Issuance of shares under incentive stock plans        130,368           2,632            --             2,632
 Repurchase of common shares                          (433,000)        (17,624)           --           (17,624)
                                                   -----------     -----------     -----------     -----------
 BALANCE, DECEMBER 31, 2000                         27,104,462     $    48,717     $   631,384     $   680,101

 Net income                                               --              --            43,715          43,715
 Dividends paid  ($0.72 per share)                        --              --           (19,552)        (19,552)
 Issuance of shares under incentive stock plans        120,540           4,941            --             4,941
 Repurchase of common shares                              --              --              --              --
                                                   -----------     -----------     -----------     -----------
 BALANCE, JUNE 30, 2001                             27,225,002     $    53,658     $   655,547     $   709,205
                                                   ===========     ===========     ===========     ===========

6.   RECLASSIFICATIONS

     Certain reclassifications of the prior period amounts have been made to conform to the current year presentation. Effective December 31, 2000, the Company changed its method of reporting freight revenue and costs in compliance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Freight costs are now charged to cost of sales rather than netted against sales. The Company's financial statements have been reclassified to reflect the increase in sales and cost of sales of $20.4 million for the three months ended June 30, 2000, and $36.2 million for the six months ended June 30, 2000.

     On November 28, 2000, the Company announced its intention to focus on two core businesses, Performance Fibers and Timberland Management, and de-emphasize activities in a third segment, Wood Products and Trading. Based upon the segment changes and the Company's intention of selling timberlands on a more regular basis, certain items in the financial statements have been reclassified. The gain of $23.1 million from the sale of timberland in the first quarter of 2000 was reclassified to Timberland and Real Estate and had the effect of increasing sales by $49.6 million and cost of sales by $26.5 million. The non-cash expenses relating to the depletion of merchantable and pre-merchantable timber for timberland sales are recorded in the "Depreciation, depletion and amortization" line of the cash flow statement, and the basis in the land is recorded in the "Non-cash cost of land sales" line. All changes noted herein had no effect on net income or earnings per share in the prior period.

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

The amounts and relative contributions to sales and operating income attributable to each of Rayonier's reportable business units for the three months and six months ended June 30, 2001, and 2000, were as follows (thousands of dollars):

                                        Three Months Ended          Six Months Ended
                                              June 30,                  June 30,
                                     -----------------------     -----------------------
                                        2001          2000         2001          2000
                                     ---------     ---------     ---------     ---------
SALES

Performance Fibers
      Cellulose Specialties          $  95,930     $  86,531     $ 185,885     $ 173,969
      Absorbent Materials               49,791        57,469        98,870       111,183
                                     ---------     ---------     ---------     ---------

      Total Performance Fibers         145,721       144,000       284,755       285,152
                                     ---------     ---------     ---------     ---------

Timberland Management
      Timber Harvest                    49,839        50,606       111,663       113,283
      Timberland and Real Estate        62,224         3,856        63,458        56,935
                                     ---------     ---------     ---------     ---------

      Total Timberland Management      112,063        54,462       175,121       170,218
                                     ---------     ---------     ---------     ---------

Wood Products and Trading               92,284       114,633       176,091       222,515

Intersegment Eliminations               (3,706)       (9,185)      (13,118)      (19,378)
                                     ---------     ---------     ---------     ---------

TOTAL SALES                          $ 346,362     $ 303,910     $ 622,849     $ 658,507
                                     =========     =========     =========     =========

OPERATING INCOME (LOSS)

Performance Fibers                      13,158        21,008        27,878        38,509

Timberland Management
      Timber Harvest                    21,370        27,881        56,673        68,647
      Timberland and Real Estate        34,344         3,089        35,184        29,107
                                     ---------     ---------     ---------     ---------

      Total Timberland Management       55,714        30,970        91,857        97,754
                                     ---------     ---------     ---------     ---------

Wood Products and Trading                  (39)         (783)       (6,252)       (2,662)

Corporate and other                     (4,311)       (3,929)      (11,083)      (11,682)
                                     ---------     ---------     ---------     ---------

TOTAL OPERATING INCOME               $  64,522     $  47,266     $ 102,400     $ 121,919
                                     =========     =========     =========     =========


RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales for the second quarter of 2001 were $346 million, $42 million above prior year, primarily due to a major timberland sale and continued strength in Cellulose Specialties markets. Operating income for the second quarter was $65 million, $17 million above prior year, primarily due to the major timberland sale. Sales for the six months ended June 30, 2001, were $623 million, $36 million lower than for the same period of 2000, mainly due to weaker trading activity and lower lumber prices and volume. Operating income for the six months ended June 30, 2001, was $102 million, $20 million lower than prior year, primarily due to lower timber prices, higher Performance Fibers manufacturing costs and unfavorable trading activity.

PERFORMANCE FIBERS

Sales of Performance Fibers products for the second quarter of 2001 were $146 million, $2 million higher than second-quarter 2000, while sales for the six months ended June 30, 2001, of $285 million, were essentially flat compared to last year's results. Operating income for the three and six months ended June 30, 2001, was $13 million and $28 million, respectively, which was $8 million and $11 million lower than the year ago results. The decline in operating income was due to lower fluff pulp prices and higher manufacturing costs, partially offset by strength in Cellulose Specialties sales volumes.

     CELLULOSE SPECIALTIES

     Cellulose Specialty sales of $96 million for the second quarter of 2001 were $9 million higher than the second quarter of 2000 and sales of $186 million for the six months ended June 30, 2001, were $12 million higher compared to the same period in 2000. The increase, over prior year for the three- and six-month periods, was primarily due to 12 percent and 9 percent higher sales volumes, respectively, partly offset by slightly lower prices.

     ABSORBENT MATERIALS

     Absorbent Material sales of $50 million for the second quarter of 2001 were $8 million lower than the second quarter of 2000, while sales of $99 million for the six months ended June 30, 2001, were $12 million lower compared to the same period in 2000. The decrease from prior year for the three and six month periods, was primarily due to lower sales volumes of 8 percent and 12 percent, respectively, as well as to weaker fluff pulp prices.

TIMBERLAND MANAGEMENT

Sales of $112 million and operating income of $56 million for second-quarter 2001 were $58 million and $25 million higher than second-quarter 2000, respectively. Sales of $175 million for the six months ended June 30, 2001, were $5 million above prior year, while operating income of $92 million was $6 million lower than the same period in 2000.

     TIMBER HARVEST

     Timber Harvest sales for the second quarter of 2001 were $50 million, essentially even with the second quarter of 2000. Operating income of $21 million was $7 million lower than prior year. Sales for the six months ended June 30, 2001, were $112 million, $2 million lower than the prior year. Operating income for the same period declined by $12 million to $57 million. These decreases were primarily due to lower Northwest U.S. timber volumes compared to an unusually high level last year, partially offset by an increase in Southeast U.S. timber volumes following the ramp-up of the October 1999 timberland acquisition in late 2000 and into early 2001. In addition to the volume changes over prior year, timber pricing was negatively impacted by weak lumber markets.

     TIMBERLAND AND REAL ESTATE

     In May 2001, the Company closed the sale of approximately 57,000 acres of timberland in Northeast Florida for $59 million subject to final post-closing adjustments. This Pinhook property sale previously announced was part of the Company's ongoing strategic program to sell 2 to 4 percent of its timberland holdings annually in order to capture the appreciated value inherent in the timberlands. For the second quarter of 2001, the sale contributed $59 million and $33 million in sales and operating income, respectively. The net after-tax gain was $21 million or $0.75 per diluted share.

     Overall sales for Timberland and Real Estate of $62 million increased $58 million for the second quarter of 2000, while operating income of $34 million increased $31 million compared to the second quarter of 2000. The increase was principally due to the Pinhook transaction. Sales for the six months ended June 30, 2001, were $63 million, $7 million higher than prior year, while operating income for the same period improved $6 million to $35 million. The six months operating income improvement was less than that of the second quarter itself, as last year's six months results included income from a timberland sale of $23 million.

WOOD PRODUCTS AND TRADING

Second-quarter 2001 sales were $92 million compared to $115 million in the second quarter of 2000, while operating income was essentially at breakeven compared to a loss of $1 million a year ago. Operating income improved due to a reduction in manufacturing costs in lumber and medium-density fiberboard, partially offset by a decline in lumber volume and prices, and lower trading margins. Sales for the six months ended June 30, 2001, declined $46 million to $176 million from the prior year. Operating losses for the same period increased from $3 million to $6 million. These unfavorable variances were principally due to lower trading margins and weaker lumber prices and volume, partly offset by lower manufacturing costs.

CORPORATE AND OTHER

Corporate and other expenses for the second quarter and the six months ended June 30, 2001, of $4 million and $11 million, respectively, were essentially flat compared to 2000.

OTHER INCOME / EXPENSE

Interest expense for the second quarter of 2001 was $18 million, a decrease of $4 million from the second quarter of 2000, primarily due to lower average debt. For similar reasons, interest expense for the six months ended June 30, 2001, declined by $8 million versus the prior year period.

Miscellaneous income (expense) for the second quarter of 2001 was $0.7 million compared to $(0.8) million in the prior year, and $0.2 million for the six months ended June 30, 2001, compared to $(0.6) million for the six months ended June 30, 2000. The improvement for both the second quarter of 2001 and the six months ended June 30, 2001, was due to favorable mark-to-market adjustments on the New Zealand dollar forward contracts and the absence of bond refinancing expenses that were incurred in the second quarter of 2000.

The effective tax rates were 34.1 percent for the second quarter of 2001 and
33.9 percent for the six months ended June 30, 2001, compared to 29.9 percent and 31.2 percent for the same periods last year. The higher tax rates in 2001 versus 2000 reflect the impact of lower tax benefits from foreign operations. The 2001 effective tax rates are below U.S. statutory rates, due to lower tax rates in effect for foreign subsidiaries and the impact of various tax credits.

NET INCOME

Net income for the second quarter of 2001 was $31.5 million, or $1.14 per diluted common share, compared to $17.4 million, or $0.63 per diluted common share, for the second quarter of 2000, primarily due to the Pinhook timberland sale in 2001. Net income for the six months ended June 30, 2001, was $43.7 million, or $1.59 per diluted common share, compared to $52.9 million, or $1.90 per diluted common share, for the six months ended June 30, 2000. Six months earnings were lower primarily due to lower timber and Performance Fibers prices (mainly fluff pulp) and lower trading activity.

OTHER ITEMS

The strong dollar and continuing weak global economy make it difficult to predict when market conditions might improve. Third and fourth quarter earnings are expected to be lower than second quarter earnings excluding the Pinhook timberland sale due to weak pricing for commodity absorbent materials and seasonally lower U.S. timber sales volume. However, strong demand for high-value cellulose specialty products is expected to continue.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities of $144 million for the first six months of 2001 decreased $10 million compared to the first six months of 2000. Lower income and a decrease in non-current liabilities accounted for the change. Cash flow used for investing activities for the first six months of 2001 of $35 million was $6 million lower than 2000 primarily due to lower capital expenditures, partially offset by a smaller decrease in other non-current assets. Cash flow used for financing activities for the six months ended June 30, 2001, was $108 million, a decrease of $2 million from 2000. This was primarily due to the absence of repurchases of common shares and an increase in the issuance of common shares, partially offset by higher debt repayments in 2001.

The Company did not repurchase any of its common shares outstanding during the first six months of 2001. The Company repurchased 142,900 of its shares during the second quarter of 2000 at an average price of $40.64 or a total cost of $6 million, and 228,500 shares during the six months ended June 30, 2000, at an average cost of $40.92 or a total cost of $9 million.

At June 30, 2001, debt was $879 million, a reduction of $94 million from December 31, 2000, and the debt-to-capital ratio was 55.4 percent compared to
58.9 percent at December 31, 2000. As of June 30, 2001, Rayonier had $375 million available under its revolving credit facilities.

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

OTHER DATA

EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of the land basis in timberland and real estate sales) for the first six months of 2001 amounted to $211 million, $12 million lower than the first six months of 2000. The decrease in EBITDA was primarily due to lower absorbent materials prices and volume in 2001. Cash provided by operating activities helped to finance capital expenditures of $40 million, dividends of $20 million, and allowed for a net reduction of $94 million of debt. Free cash flow (defined as EBITDA plus significant non-recurring items, less income taxes, interest expense, change in working capital, long-term assets and liabilities, custodial capital spending and prior-year dividend levels) decreased $1 million, to $103 million in the first six months of 2001, when compared to the same period ended last year.

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

Circumstances surrounding the Company's exchange rate risk, commodity price risk and interest rate risk remain unchanged from December 31, 2000. For a full description of the Company's market risk, please refer to Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Annual Report on Form 10-K.


SAFE HARBOR

Comments about market trends, anticipated earnings and activities in third quarter 2001 and beyond, including disclosures about anticipated pricing and sales levels, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: global market conditions impacting supply and demand for wood products, export and domestic logs and high performance cellulose fibers; governmental policies and regulations affecting the environment, import and export controls and taxes; availability and pricing of competitive products; production costs for wood products and performance fibers, particularly for raw materials such as wood and chemicals; weather conditions in the Company's operating areas; and interest rate and currency movements.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 17, 2001. At that meeting, four directors were elected as follows (there were no broker non-votes with respect to the election of directors):

                                                  Votes For    Votes Withheld
                                                 ------------------------
Directors of Class I, Term Expires in 2004:
       Ronald M. Gross                           25,204,721       163,855
       Katherine D. Ortega                       25,211,662       156,914
       Burnell R. Roberts                        25,200,129       168,447
Directors of Class III, Term Expires in 2003:
       Ronald Townsend                           25,209,676       158,900

 ITEM 5. SELECTED OPERATING DATA

                                                                Three Months Ended    Six Months Ended
                                                                     June 30,            June 30,
                                                                -------------------   ----------------
                                                                   2001      2000      2001      2000
                                                                ---------  --------   -------   ------
PERFORMANCE FIBERS
     Pulp Sales Volume
        Cellulose specialties, in thousands of metric tons          110        98       213       196
        Absorbent materials, in thousands of metric tons             75        83       147       168
     Production as a percent of capacity                           98.1%    101.1%     98.4%    102.6%

TIMBERLAND MANAGEMENT
     Timber sales volume
        Northwest U.S., in millions of board feet                    49        64       137       154
        Southeast U.S., in thousands of short green tons          1,611     1,137     3,246     2,136
        New Zealand, in thousands of cubic meters                   325       289       603       542

     Intercompany timber sales volume
        Northwest U.S., in millions of board feet                     6        19        35        39
        Southeast U.S., in thousands of short green tons             16        11        30        23
        New Zealand, in thousands of cubic meters                   170       154       308       263

WOOD PRODUCTS AND TRADING
     Lumber sales volume, in millions of board feet                  63        70       120       135

     Medium-density fiberboard sales volume,
        in thousands of cubic meters                                 39        39        76        76

     Log trading sales volume
        North America, in millions of board feet                     37        62        86       124
        New Zealand, in thousands of cubic meters                   249       305       463       549
        Other, in thousands of cubic meters                         109        86       232       205

SELECTED SUPPLEMENTAL FINANCIAL DATA (millions of dollars, except per share data)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  --------------------   ---------------------
                                     2001       2000       2001        2000
                                  ---------   --------   ---------   ---------
GEOGRAPHICAL DATA (NON-U.S.)
     Sales
        New Zealand               $    26.2   $   28.7   $    50.2   $    51.9
        Other                          13.2       16.5        25.2        29.5
                                  ---------   --------   ---------   ---------
           Total                  $    39.4   $   45.2   $    75.4   $    81.4
                                  =========   ========   =========   =========

     Operating Income (Loss)
        New Zealand               $     0.0   $   (0.4)  $     0.6   $    (1.5)
        Other                          (0.9)       0.3        (0.8)        0.3
                                  ---------   --------   ---------   ---------
           Total                  $    (0.9)  $   (0.1)  $    (0.2)  $    (1.2)
                                  =========   ========   =========   =========

TIMBERLAND MANAGEMENT
     Sales
        Northwest U.S.            $    13.1   $   21.7   $    38.2   $    56.0
        Southeast U.S.                 92.2       27.1       123.9       104.1
        New Zealand                     6.7        5.7        13.0        10.2
                                  ---------   --------   ---------   ---------
           Total                  $   112.0   $   54.5   $   175.1   $   170.3
                                  =========   ========   =========   =========

     Operating Income
        Northwest U.S.            $     8.7   $   17.4   $    28.8   $    47.0
        Southeast U.S.                 45.8       11.9        59.9        48.0
        New Zealand                     1.3        1.7         3.2         2.8
                                  ---------   --------   ---------   ---------
           Total                  $    55.8   $   31.0   $    91.9   $    97.8
                                  =========   ========   =========   =========

EBITDA PER SHARE
     Performance Fibers           $    1.18   $   1.38   $    2.40   $    2.71
     Timberland Management             3.64       1.68        5.66        5.56
     Wood Products and Trading         0.14       0.10        0.03        0.16
     Corporate and other              (0.16)     (0.19)      (0.45)      (0.47)
                                  ---------   --------   ---------   ---------
        Total                     $    4.80   $   2.97   $    7.64   $    7.96
                                  =========   ========   =========   =========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index.

     (b) Rayonier, Inc. filed a report on Form 8-K dated April 24, 2001, for a news release issued on April 16, 2001, concerning the Pinhook timberland sale.


                                    SIGNATURE


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RAYONIER INC.  (Registrant)
                                         ---------------------------


                                         BY:GERALD J. POLLACK
                                            --------------------------
                                            Gerald J. Pollack
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

August 14, 2001

                                  EXHIBIT INDEX
                                  -------------


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