Form 10-Q
period 2001-09-30
RAYONIER INC
filed 2001-11-13
CIK 52827

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


   (Mark One)


   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     YES (X) NO ( )


     As of November 2, 2001, there were outstanding 27,268,878 Common Shares of the Registrant.



                                 --------------

                                RAYONIER INC.
                                  FORM 10-Q
                              SEPTEMBER 30, 2001

                              TABLE OF CONTENTS




                                                                                PAGE
                                                                                ----
PART I.    FINANCIAL INFORMATION

Item l.    Financial Statements

           Statements of Consolidated Income for the
           Three Months and Nine Months Ended September 30, 2001, and 2000        1

           Consolidated Balance Sheets as of September 30, 2001,
           and December 3l, 2000                                                  2

           Statements of Consolidated Cash Flows for the
           Nine Months Ended September 30, 2001, and 2000                         3

           Notes to Consolidated Financial Statements                             4

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations                       7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk            11




PART II.   OTHER INFORMATION

Item 5.    Selected Operating Data                                               12

Item 6.    Exhibits and Reports on Form 8-K                                      14

           Signature                                                             14

           Exhibit Index                                                         15

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                        RAYONIER INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED INCOME
                                 (UNAUDITED)
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended                 Nine Months Ended

                                                                     September 30                       September 30
                                                               --------------------------         -------------------------
                                                                 2001            2000               2001            2000
                                                               ---------       ----------         ---------       ---------
SALES                                                         $ 274,961       $  269,501         $ 897,810       $ 928,008
                                                               ---------       ----------         ---------       ---------

Costs and Expenses
      Cost of sales                                             245,615          227,887           749,303         742,602
      Selling and general expenses                                7,417            6,845            24,610          26,197
      Other operating (income) expense, net                        (136)           1,204              (568)          3,725
                                                               ---------       ----------         ---------       ---------

                                                                252,896          235,936           773,345         772,524
                                                               ---------       ----------         ---------       ---------

OPERATING INCOME                                                 22,065           33,565           124,465         155,484

      Interest expense                                          (16,431)         (20,586)          (52,883)        (64,988)
      Interest and miscellaneous income (expense), net            1,012           (2,378)            1,226          (3,001)
                                                               ---------       ----------         ---------       ---------

INCOME BEFORE INCOME TAXES                                        6,646           10,601            72,808          87,495

      Income tax (expense) benefit                                 (621)           1,504           (23,068)        (22,486)
                                                               ---------       ----------         ---------       ---------

NET INCOME                                                        6,025           12,105            49,740          65,009

OTHER COMPREHENSIVE INCOME (LOSS):

      Unrealized gain (loss) on hedged transactions,
         net of tax benefit of $123                                (209)               -              (209)              -
                                                               ---------       ----------         ---------       ---------

COMPREHENSIVE INCOME                                          $   5,816       $   12,105         $  49,531       $  65,009
                                                               =========       ==========         =========       =========

EARNINGS PER COMMON SHARE (EPS)

       BASIC EPS                                              $    0.22       $     0.45         $    1.83       $    2.38
                                                               =========       ==========         =========       =========
       DILUTED EPS                                            $    0.22       $     0.44         $    1.80       $    2.34
                                                               =========       ==========         =========       =========

      The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                        RAYONIER INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)

                                                                          (UNAUDITED)
                                             ASSETS
                                                                          September 30,        December 31,
                                                                             2001                 2000
                                                                          -----------          -----------
CURRENT ASSETS
     Cash and short-term investments                                    $     25,627         $      9,824
     Accounts receivable, less allowance for doubtful
        accounts of $3,390 and $3,969                                        102,220              117,114
     Inventories
        Finished goods                                                        50,175               60,627
        Work in process                                                        9,445                9,076
        Raw materials                                                         11,172               11,044
        Manufacturing and maintenance supplies                                17,008               16,359
                                                                          -----------          -----------
            Total inventories                                                 87,800               97,106

     Timber purchase agreements                                               20,774               33,775
     Other current assets                                                      6,957               12,779
                                                                          -----------          -----------
        Total current assets                                                 243,378              270,598
                                                                          -----------          -----------

 OTHER ASSETS                                                                 56,417               63,129

 TIMBER PURCHASE AGREEMENTS                                                    6,183                6,335

 TIMBER, TIMBERLANDS AND LOGGING ROADS,
     NET OF DEPLETION AND AMORTIZATION                                     1,138,268            1,192,388

 PROPERTY, PLANT AND EQUIPMENT
     Land, buildings, machinery and equipment                              1,367,999            1,360,296
     Less - accumulated depreciation                                         772,806              730,472
                                                                          -----------          -----------
        Total property, plant and equipment, net                             595,193              629,824
                                                                          -----------          -----------

 TOTAL ASSETS                                                           $  2,039,439         $  2,162,274
                                                                          ===========          ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable                                                   $     62,854         $     87,401
     Bank loans and current maturities                                         2,600                2,565
     Accrued taxes                                                            15,508               10,314
     Accrued payroll and benefits                                             23,964               27,756
     Accrued interest                                                         18,435               11,745
     Accrued customer incentives                                              10,546               18,163
     Other current liabilities                                                14,282               22,389
     Current reserves for dispositions and discontinued operations            15,329               15,434
                                                                          -----------          -----------
        Total current liabilities                                            163,518              195,767
                                                                          -----------          -----------

 DEFERRED INCOME TAXES                                                       134,868              130,333

 LONG-TERM DEBT                                                              852,205              970,415

 NON-CURRENT RESERVES FOR DISPOSITIONS AND
     DISCONTINUED OPERATIONS                                                 154,990              161,465

 OTHER NON-CURRENT LIABILITIES                                                27,668               24,193

 SHAREHOLDERS' EQUITY
     Common Shares, 60,000,000 shares authorized,
       27,263,378 and 27,104,462 shares issued and outstanding                54,659               48,717
     Retained earnings                                                       651,740              631,384
     Accumulated other comprehensive income (loss)                              (209)                   -
                                                                          -----------          -----------
                                                                             706,190              680,101
                                                                          -----------          -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  2,039,439         $  2,162,274
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

                        RAYONIER INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (UNAUDITED)
                            (THOUSANDS OF DOLLARS)

                                                                          Nine Months Ended
                                                                            September 30
                                                                    ---------------------------
                                                                      2001              2000
                                                                    ----------        ---------
OPERATING ACTIVITIES
Net income                                                        $    49,740       $   65,009
Non-cash items included in income:
    Depreciation, depletion and amortization                          139,550          132,239
    Deferred income taxes                                               2,055            7,634
    Non-cash cost of land sales                                         8,715           10,464
Increase in other non-current liabilities                               3,475            6,064
Change in accounts receivable, inventory and accounts payable            (459)          (9,476)
Decrease (increase) in current timber purchase agreements              13,001           (2,364)
Decrease (increase) in other current assets                             5,848             (928)
(Decrease) increase in accrued liabilities                             (7,841)          10,448
Expenditures for dispositions and discontinued operations,
    net of tax benefits of $2,454 and $2,537                           (4,126)          (4,390)
                                                                    ----------        ---------
    CASH FROM OPERATING ACTIVITIES                                    209,958          214,700
                                                                    ----------        ---------

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements
    of $153 and $1,891                                                (58,639)         (63,269)
Change in timber purchase agreements and other assets                   6,101           12,982
                                                                    ----------        ---------
    CASH USED FOR INVESTING ACTIVITIES                                (52,538)         (50,287)
                                                                    ----------        ---------

FINANCING ACTIVITIES
Issuance of debt                                                      147,500           70,901
Repayment of debt                                                    (265,675)        (197,793)
Dividends paid                                                        (29,384)         (29,394)
Repurchase of common shares                                            (2,031)         (17,624)
Issuance of common shares                                               7,973            1,859
                                                                    ----------        ---------
    CASH USED FOR FINANCING ACTIVITIES                               (141,617)        (172,051)
                                                                    ----------        ---------

CASH AND SHORT TERM INVESTMENTS
Increase (decrease) in cash and short-term investments                 15,803           (7,638)
Balance, beginning of year                                              9,824           12,265
                                                                    ----------        ---------
Balance, end of period                                            $    25,627       $    4,627
                                                                    ==========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                      $    44,944       $   50,852
                                                                    ==========        =========
    Income taxes                                                  $    17,513       $   13,621
                                                                    ==========        =========

      The accompanying Notes to Consolidated Financial Statements are an
               integral part of these consolidated statements.
                                      3

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

2.  EARNINGS PER COMMON SHARE

    The following table provides details of the calculation of basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for the three months and nine months ended September 30, 2001, and 2000 (share amounts actual):

                                                                            Three Months Ended             Nine Months Ended
                                                                               September 30                   September 30

                                                                           2001            2000            2001          2000
                                                                           ----            ----            -----         ----
Net income                                                             $     6,025    $     12,105      $    49,740    $    65,009
                                                                        ==========      ==========       ==========     ==========

Shares used for determining basic earnings per common share             27,266,368      27,134,430       27,186,767     27,282,984

Dilutive effect of:
    Stock options                                                          221,935         140,264          210,930        177,394
    Contingent shares                                                      202,000         360,000          202,000        360,000
                                                                        ----------      ----------       ----------     ----------

Shares used for determining diluted earnings per common share           27,690,303      27,634,694       27,599,697     27,820,378
                                                                        ==========      ==========       ==========     ==========

Basic earnings per common share                                        $       .22    $       0.45      $      1.83   $       2.38
                                                                        ==========      ==========       ==========     ==========
Diluted earnings per common share                                      $       .22    $       0.44      $      1.80   $       2.34
                                                                        ==========      ==========       ==========     ==========


3.  SHAREHOLDERS' EQUITY

    An analysis of shareholders' equity for the nine months ended September 30, 2001, and the year ended December 31, 2000, follows (share amounts actual):

                                                 ----------    ----------
                                                   Shares         Amount    Income/(Loss)     Earnings      Equity
                                                 ----------    ----------   -------------   -----------   -----------
BALANCE, DECEMBER 31, 1999                       27,407,094    $   63,709    $        -     $  592,382    $   656,091
Net income                                                -             -             -         78,187         78,187
Dividends paid ($1.44 per share)                          -             -             -        (39,185)       (39,185)
Issuance of shares under incentive stock plans      130,368         2,632             -              -          2,632
Repurchase of common shares                        (433,000)      (17,624)            -              -        (17,624)
                                                 ----------    ----------   -------------   -----------   -----------
BALANCE, DECEMBER 31, 2000                       27,104,462    $   48,717    $        -     $  631,384    $   680,101


Net income                                                -    $        -    $        -     $   49,740    $    49,740
Dividends paid ($1.08 per share)                          -             -             -        (29,384)       (29,384)
Issuance of shares under incentive stock plans      211,816         7,973             -              -          7,973
Unrealized gain (loss) on hedged transactions             -             -          (209)             -           (209)
Repurchase of common shares                         (52,900)       (2,031)            -              -         (2,031)
                                                 ----------    ----------   -------------   -----------   -----------
BALANCE, SEPTEMBER 30, 2001                      27,263,378    $   54,659    $     (209)    $  651,740    $   706,190
                                                 ==========    ==========   =============   ===========   ===========


                        RAYONIER INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
            (DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE STATED)


4.  IDENTIFIABLE ASSETS

    Total assets by segment as of September 30, 2001, and December 31, 2000, follows (in millions):

                                      IDENTIFIABLE ASSETS

                                    2001               2000
                                    ----               ----
    Performance Fibers            $   584           $    643
    Timberland Management           1,190              1,243
    Wood Products and Trading         214                234
    Corporate and other                41                 32
    Dispositions                       10                 10
                                   ------            -------
         Total                    $ 2,039           $  2,162
                                   ======            =======

    See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for information about segment sales and operating income.

5.  RECLASSIFICATIONS

    Certain reclassifications of the prior period amounts have been made to conform to the current year presentation. Effective December 31, 2000, the Company changed its method of reporting freight revenue and costs in compliance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Freight costs are now charged to cost of sales rather than netted against sales. The Company's financial statements have been reclassified to reflect the increase in sales and cost of sales of $18.5 million for the three months ended September 30, 2000, and $54.7 million for the nine months ended September 30, 2000.

    On November 28, 2000, the Company announced its intention to focus on two core businesses, Performance Fibers and Timberland Management, and de-emphasize activities in a third segment, Wood Products and Trading. Based upon the segment changes and the Company's intention of selling timberlands on a more regular basis, certain items in the financial statements have been reclassified. The gain of $23.1 million from the sale of timberland in the first quarter of 2000 was reclassified to Land (previously Timberland and Real Estate) and had the effect of increasing sales by $49.6 million and cost of sales by $26.5 million. The non-cash expenses relating to the depletion of merchantable and pre-merchantable timber for land sales are recorded in the "Depreciation, depletion and amortization" line of the cash flow statement, and the basis in the land is recorded in the "Non-cash cost of land sales" line. All changes noted herein had no effect on net income or earnings per share in the prior period.

6.  FINANCIAL INSTRUMENTS

    The Company is exposed to various market risks, including changes in commodity prices, interest rates and foreign exchange rates. The Company's objective is to minimize the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee, whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into such financial instruments for trading purposes.

    The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

    In our New Zealand timber operations and at our New Zealand medium density fiberboard ("MDF") manufacturing facility, normal operating expenses include contractor and license fees, care and maintenance of timberlands, salaries and wages, wood purchases and other production costs incurred in manufacturing MDF. Rayonier hedges US/New Zealand dollar currency rate risk with respect to these New Zealand dollar operating expenditures (cash flow hedging).

                        RAYONIER INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
            (DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE STATED)

    On September 1, 2001, the Company designated its New Zealand dollar forward contracts as cash flow hedges of certain forecasted New Zealand dollar cash outflows. Previous to this date, the Company marked the contracts to market and recorded the resulting gain or loss in the Statement of Consolidated Income. After the designation on September 1, 2001, changes in the fair value of the forward contracts were deferred and recorded as part of "Accumulated other comprehensive income (loss)." When the forecasted transaction comes to fruition and is recorded in earnings, these gains or losses will be reclassified to the Statement of Consolidated Income. The change in the forward instruments' overall fair value attributable to time value is excluded from the measurement of the derivatives' effectiveness and those changes are recognized in earnings throughout the life of the contract. These amounts are recorded on the line entitled "Interest and miscellaneous income (expense), net" in the Statement of Consolidated Income.

    In the Company's Statement of Consolidated Income for the three and nine months ended September 30, 2001, a gain of approximately $0.4 million and a loss of approximately $0.4 million, respectively, was recorded on foreign currency contracts reflecting primarily mark to market adjustments prior to designating these instruments as cash flow hedges. Time value changes are included in these amounts and were negligible for the periods presented. The Company recorded an after-tax loss of approximately $0.2 million in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheet as of September 30, 2001, as a result of applying the aforementioned cash flow hedge accounting beginning September 1, 2001. We expect to reclassify this amount into earnings during the next seven months as the forecasted transactions affect earnings.

    At September 30, 2001, the Company held contracts maturing through May 2002 totaling $7.3 million (nominal value). The largest amount of foreign currency forward contracts outstanding during the first nine months of 2001 totaled $17.7 million (nominal value).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENT INFORMATION

Rayonier operates in three major business segments: Performance Fibers, Timberland Management, and Wood Products and Trading. The Performance Fibers segment includes two reportable business units, Cellulose Specialties and Absorbent Materials. The Timberland Management segment includes two reportable business units, Timber Harvest and Land (previously Timberland and Real Estate). Prior years' segment information has been reclassified to conform with the segment information presented in the current year.

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier's reportable business units for the three months and nine months ended September 30, 2001, and 2000, were as follows (thousands of dollars):

                                     Three Months Ended      Nine Months Ended
                                         September 30          September 30,
                                     -------------------   --------------------
                                        2001       2000       2001       2000
                                     ---------  ---------  ---------  ---------
SALES


Performance Fibers
  Cellulose Specialties              $  96,108  $  82,952  $ 281,993  $ 256,921
  Absorbent Materials                   40,669     59,717    139,539    170,900
                                     ---------  ---------  ---------  ---------
  Total Performance Fibers             136,777    142,669    421,532    427,821
                                     ---------  ---------  ---------  ---------
Timberland Management
  Timber Harvest                        41,124     40,320    152,787    153,603
  Land                                   7,404      4,926     70,862     61,861
                                     ---------  ---------  ---------  ---------
  Total Timberland Management           48,528     45,246    223,649    215,464
                                     ---------  ---------  ---------  ---------
Wood Products and Trading               93,696     85,862    269,787    308,377
Intersegment Eliminations               (4,040)    (4,276)   (17,158)   (23,654)
                                     ---------  ---------  ---------  ---------
TOTAL SALES                          $ 274,961  $ 269,501  $ 897,810  $ 928,008
                                     =========  =========  =========  =========
OPERATING INCOME (LOSS)

Performance Fibers                   $   4,652  $  22,853  $  32,530  $  61,362


Timberland Management
  Timber Harvest                        15,817     17,052     72,490     85,699
  Land                                   5,572      3,878     40,756     32,985
                                     ---------  ---------  ---------  ---------
  Total Timberland Management           21,389     20,930    113,246    118,684
                                     ---------  ---------  ---------  ---------
Wood Products and Trading               (1,042)    (7,696)    (7,294)   (10,358)
Corporate and other                     (2,934)    (2,522)   (14,017)   (14,204)
                                     ---------  ---------  ---------  ---------
TOTAL OPERATING INCOME               $  22,065  $  33,565  $ 124,465  $ 155,484
                                     =========  =========  =========  =========

Operating income (loss) as stated in the preceding tables and as presented in the Statement of Consolidated Income is equal to Segment income (loss). The income (loss) items below "Operating income" in the Statement of Consolidated Income are not allocated to segments. These items, which include interest (expense) income, miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

RESULTS OF OPERATIONS

SALES AND OPERATING INCOME

Sales for the third quarter of 2001 were $275 million, $5 million above prior year primarily due to higher cellulose specialties volume, Northwest U.S. timber volume and increased wood products sales, partially offset by lower absorbent materials volume and prices as well as weaker U.S. timber prices and trading activity. Operating income for the third quarter was $22 million, $11 million below prior year due to the impact of lower fluff pulp prices and volume and higher manufacturing costs for performance fibers, partially offset by lower wood products manufacturing costs and higher land sales. Sales for the nine months ended September 30, 2001, were $898 million, $30 million lower compared to the same period in 2000 mainly due to weaker trading activity as well as lower lumber, timber and fluff pulp prices, partially offset by stronger cellulose specialties volume. Operating income for the nine months ended September 30, 2001, was $124 million, $31 million lower than prior year primarily due to lower fluff pulp and timber prices and higher performance fibers manufacturing cost, partially offset by higher operating income from land sales.

PERFORMANCE FIBERS

Sales of Performance Fibers products for the third quarter of 2001 were $137 million, $6 million lower than third-quarter 2000, while sales for the nine months ended September 30, 2001, of $422 million, were lower by $6 million compared to last year's results. Lower absorbent materials volume and prices as well as slightly lower cellulose specialties prices contributed to the decline, partially offset by increased cellulose specialties volume. Operating income for the three and nine months ended September 30, 2001, was $5 million and $33 million, respectively, which was $18 million and $29 million lower compared to the prior year periods. The decline in operating income was due to a 23 percent and 9 percent decline in average fluff pulp prices for the three and nine months ended September 30, 2001, respectively, and higher manufacturing costs, partially offset by higher cellulose specialty sales volumes.

        CELLULOSE SPECIALTIES

        Cellulose Specialty sales of $96 million for the third quarter of 2001 were $13 million higher than the third quarter of 2000 and sales of $282 million for the nine months ended September 30, 2001, were $25 million higher compared to the same period in 2000. The increase from prior year for the three and nine month periods was primarily due to 16 percent and 11 percent higher sales volumes, respectively, partly offset by slightly lower prices. Demand for our cellulose specialty grades was strong during the quarter.

        ABSORBENT MATERIALS

        Absorbent Material sales of $41 million for the third quarter of 2001 were $19 million lower than the third quarter of 2000, while sales of $140 million for the nine months ended September 30, 2001, were $31 million lower compared to the same period in 2000. The decrease from prior year was primarily due to the weakening of fluff pulp prices and lower sales volumes of 16 percent and 14 percent, respectively, for the three and nine months ended September 30, 2001.

TIMBERLAND MANAGEMENT

Sales of $49 million were $3 million higher than third-quarter 2000 while operating income of $21 million was essentially flat at last year's level. Sales of $224 million for the nine months ended September 30, 2001, were $8 million above prior year, while operating income of $113 million was $5 million lower.

        TIMBER HARVEST

        Timber Harvest sales for the third quarter of 2001 were $41 million, $1 million higher than the third quarter of 2000, with operating income of $16 million, approximately $1 million lower than prior year. Sales for the nine months ended September 30, 2001 were $153 million, $1 million lower than the prior year. Operating income for the same period declined by $13 million to $72 million. The decrease in sales and operating income was mainly due to lower timber prices resulting from weak lumber and export markets, partially offset by higher timber volume.

        LAND

        Land sales of $7 million increased by $2 million over the third quarter of 2000, while operating income of $6 million increased by $2 million due to higher acreage sold in 2001. Sales for the nine months ended September 30, 2001 were $71 million, $9 million higher than prior year, with operating income for the same period improving $8 million to $41 million. The increases were principally due to this year's Pinhook sale having a higher margin than last year's large land sale.

WOOD PRODUCTS AND TRADING

Third quarter 2001 sales were $94 million compared to $86 million in the third quarter of 2000, while an operating loss of $1 million compared very favorably to $8 million in losses last year. The operating loss was lower due to a reduction in manufacturing costs. Sales for the nine months ended September 30, 2001, declined by $39 million to $270 million from the prior year, however this year's operating loss of $7 million was $3 million improved over the prior year. The lower operating loss compared to the prior nine month period was also due to lower manufacturing costs, partly offset by weaker trading margins and lower lumber prices.

CORPORATE AND OTHER

Corporate and other expenses for the third quarter and the nine months ended September 30, 2001, of $3 million and $14 million, respectively, were essentially flat compared to the prior year.

OTHER INCOME / EXPENSE

Interest expense for the third quarter of 2001 was $16 million, a decrease of $4 million from the third quarter of 2000 due to lower average debt and lower interest rates. Similarly, interest expense for the nine months ended September 30, 2001, declined by $12 million to $53 million versus the prior year, principally due to lower average debt.

Miscellaneous income (expense) for the third quarter of 2001 was $1 million, an improvement of $3 million over the prior year's quarter, and $1 million for the nine months ended September 30, 2001, an improvement of $4 million over 2000. The improvement for both the third quarter of 2001 and the nine months ended September 30, 2001, was primarily due to favorable variances in the remeasurement of New Zealand dollar forward contracts and the impact of designating foreign currency forwards as hedges under SFAS No. 133 as of September 1, 2001.

The effective tax rate for the third quarter of 2001 was 9.4 percent, while a tax benefit of $1.5 million was recorded on income of $10.6 million in the prior year quarter. In the current quarter, a revision was made to the estimate of the annual effective tax rate for the year. Last year, the Company reduced its annual effective tax rate following the resolution of certain outstanding tax issues. These reductions resulted in effective tax rates of
31.7 percent and 25.7 percent for the nine months ended September 30, 2001, and 2000, respectively. The Company's effective tax rate continues to be below U.S. statutory rates due to lower tax rates in effect for foreign subsidiaries and the impact of various tax credits.

NET INCOME

Net income for the third quarter of 2001 was $6 million, or $0.22 per diluted common share, compared to $12.1 million, or $0.44 per diluted common share, for the third quarter of 2000, primarily due to lower absorbent materials prices, higher performance fibers manufacturing cost and a higher effective tax rate. These were partially offset by higher wood products earnings, lower interest expense and the favorable translation impact of a stronger New Zealand dollar. Net income for the nine months ended September 30, 2001, was $49.7 million, or $1.80 per diluted common share, compared to $65.0 million, or $2.34 per diluted common share, for the nine months ended September 30, 2000. Net income was lower primarily due to lower timber and performance fibers prices (mainly fluff pulp), higher performance fibers manufacturing cost and lower trading activity, partially offset by higher cellulose specialties and timber volume.

OTHER ITEMS

The strong dollar and continuing weak global economy make it difficult to predict when overall market conditions will improve. As a result, fourth quarter earnings are likely to be comparable to the third quarter. However, strong demand for our high-value cellulose specialty products is expected to continue.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities of $210 million for the first nine months of 2001 decreased $5 million compared to the first nine months of 2000. Lower income, partially offset by a decrease in working capital, accounted for the change. Cash provided by operating activities financed capital expenditures of $59 million, dividends of $29 million, share repurchases of $2 million and a net debt reduction of $118 million. Cash flow used for investing activities for the first nine months of 2001 of $53 million was $2 million higher than 2000 primarily due to a lower decrease in timber purchase agreements and other assets, partially offset by lower capital expenditures. Cash flow used for financing activities for the nine months ended September 30, 2001, was $142 million, a decrease of $30 million from 2000. This was due to lower repurchases of common shares and an increase in the issuance of common shares in 2001, and higher net debt repayments in 2000.

The Company repurchased 52,900 of its common shares during the third quarter and the nine months ended September 30, 2001, at an average price of $38.39 or a total cost of $2 million. The Company repurchased 204,500 of its shares during the third quarter of 2000 at an average price of $40.41 or a total cost of $8 million, and 433,000 shares during the nine months ended September 30, 2000, at an average cost of $40.70 or a total cost of $18 million.

At September 30, 2001, debt was $855 million, a reduction of $118 million from December 31, 2000, and the debt-to-capital ratio was 54.8 percent compared to
58.9 percent at December 31, 2000. As of September 30, 2001, Rayonier had $375 million available under its revolving credit facilities. The Company is currently re-negotiating one of these facilities and intends to lower the total amount available under these facilities to $300 million.

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

OTHER DATA

EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales) for the first nine months of 2001 was $274 million, $21 million lower than the first nine months of 2000. The decrease in EBITDA was primarily due to lower absorbent materials and timber prices partly offset by higher cellulose specialties and timber volumes in 2001. Free cash flow (defined as EBITDA plus significant non-recurring items, less income taxes, interest expense, change in working capital, long-term assets and liabilities, custodial capital spending and prior-year dividend levels) decreased $28 million, to $131 million for the first nine months of 2001, when compared to the same period last year.

ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial and reporting issues for business combinations. SFAS No. 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition. The adoption of SFAS No. 141 in the third quarter of 2001 did not have an impact on the Company's financial statements and the adoption of SFAS No. 142 on January 1, 2002, is not expected to have an impact either.

Also in July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement requires entities to record a legal obligation associated with the retirement of a tangible long-lived asset in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt the standard effective January 1, 2003, and is currently assessing the impact on its operations.

In September 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, but retains their fundamental provisions. The statement is effective for fiscal years beginning after December 15, 2001, and the Company will adopt it effective January 1, 2002. The adoption is not expected to have an impact on the Company's financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company is exposed to various market risks, including changes in commodity prices, foreign exchange rates and interest rates. The Company's objective is to minimize the economic impact of these market risks. Derivatives are used, as noted above, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading purposes. See also Note 6, "Financial Instruments" included in this Form 10-Q.

Circumstances surrounding the Company's exchange rate risk, commodity price risk and interest rate risk remain unchanged from December 31, 2000. For a full description of the Company's market risk, please refer to Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Annual Report on Form 10-K.

SAFE HARBOR

Comments about market trends, anticipated earnings, expected pricing levels and future activities, such as land sales and timber harvest and production levels, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events that could impact customer demand; interest rate and currency movements; fluctuations in demand for cellulose specialties and absorbent materials, export and domestic logs, and wood products; the impact of such market factors on the company's timber sales in the U.S. and New Zealand; adverse weather conditions; production costs for wood products and for performance fibers, particularly for raw materials such as wood, energy and chemicals; and governmental policies and regulations affecting the environment, import and export controls and taxes. For additional factors that could impact future results, please see the Company's most recent Form 10-K on file with the Securities and Exchange Commission.

 ITEM 5.  SELECTED OPERATING DATA

                                                                  Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
                                                              --------------------------   --------------------------
                                                                 2001           2000           2001          2000
                                                              -----------   ------------   ------------   -----------
 PERFORMANCE FIBERS
      Pulp Sales Volume
         Cellulose specialties, in thousands of metric tons          111             95            324           291
         Absorbent materials, in thousands of metric tons             69             82            216           250
     Production as a percent of capacity                           88.2%         103.4%          96.4%        102.9%

 TIMBERLAND MANAGEMENT
      Timber sales volume
         Northwest U.S., in millions of board feet                    48             26            185           180
         Southeast U.S., in thousands of short green tons          1,184          1,237          4,430         3,373
         New Zealand, in thousands of cubic meters                   380            370            983           912

      Intercompany timber sales volume
         Northwest U.S., in millions of board feet                    10              6             45            45
         Southeast U.S., in thousands of short green tons              2              4             32            27
         New Zealand, in thousands of cubic meters                   186            177            494           440

 WOOD PRODUCTS AND TRADING
      Lumber sales volume, in millions of board feet                  79             51            199           186

      Medium-density fiberboard sales volume,
         in thousands of cubic meters                                 37             37            113           113

      Log trading sales volume
         North America, in millions of board feet                     42             42            128           166
         New Zealand, in thousands of cubic meters                   250            348            713           897
         Other, in thousands of cubic meters                          31             41            263           246

 SELECTED SUPPLEMENTAL FINANCIAL DATA (MILLIONS OF DOLLARS, EXCEPT PER SHARE
 DATA)

                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                              --------------------------    -------------------------
                                                  2001          2000           2001          2000
                                              ------------  ------------    -----------   -----------
 GEOGRAPHICAL DATA (NON-U.S.)
      Sales
         New Zealand                             $   28.6      $   30.7       $   78.8      $   82.6
         Other                                        5.0           8.0           30.2          37.5
                                              ------------  ------------    -----------   -----------
            Total                                $   33.6      $   38.7       $  109.0      $  120.1
                                              ============  ============    ===========   ===========

      Operating Income (Loss)
         New Zealand                             $    1.6      $   (0.4)      $    2.2      $   (1.9)
         Other                                       (0.8)         (0.5)          (1.6)         (0.2)
                                              ------------  ------------    -----------   -----------
            Total                                $    0.8      $   (0.9)      $    0.6      $   (2.1)
                                              ============  ============    ===========   ===========

 TIMBERLAND MANAGEMENT
      Sales
         Northwest U.S.                          $   11.4      $    8.4       $   49.6      $   64.4
         Southeast U.S.                              28.4          29.5          152.3         133.6
         New Zealand                                  8.8           7.3           21.8          17.5
                                              ------------  ------------    -----------   -----------
            Total                                $   48.6      $   45.2       $  223.7      $  215.5
                                              ============  ============    ===========   ===========

      Operating Income
         Northwest U.S.                          $    6.7      $    5.3       $   35.5      $   52.3
         Southeast U.S.                              12.4          12.7           72.3          60.7
         New Zealand                                  2.3           2.9            5.5           5.7
                                              ------------  ------------    -----------   -----------
            Total                                $   21.4      $   20.9       $  113.3      $  118.7
                                              ============  ============    ===========   ===========

 EBITDA PER SHARE
      Performance Fibers                         $   0.83      $   1.52       $   3.23      $   4.23
      Timberland Management                          1.45          1.40           7.11          6.96
      Wood Products and Trading                      0.10         (0.09)          0.13          0.07
      Corporate and other                           (0.08)        (0.18)         (0.53)        (0.65)
                                              ------------  ------------    -----------   -----------
         Total                                   $   2.30      $   2.65       $   9.94      $  10.61
                                              ============  ============    ===========   ===========

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  See Exhibit Index.





                                  SIGNATURE


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                RAYONIER INC. (Registrant)


                                                BY:GERALD J. POLLACK
                                                   -----------------
                                                   Gerald J. Pollack
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Chief Accounting Officer)

   November 13, 2001

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

    10.23             Change in control agreement for W. Lee Nutter         Filed herewith

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

                                   EXHIBITS