Form 10-K405
period 2001-12-31
RAYONIER INC
filed 2002-03-20
CIK 52827

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                                 Common Shares
                       7.5% Notes, due October 15, 2002
                          Medium-Term Notes, due 2004
       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     YES [X]       NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.    [X]

   The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant on March 1, 2002, was approximately $1,388,000,000.

   As of March 1, 2002, there were outstanding 27,547,521 Common Shares of the Registrant.

   The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 16, 2002, is incorporated by reference in Part III of the Form 10-K.

================================================================================

                               TABLE OF CONTENTS

Item                                                                                       Page
----                                                                                       ----
                                            PART I
1.   Business.............................................................................   1
2.   Properties...........................................................................   8
3.   Legal Proceedings....................................................................   8
4.   Submission of Matters to a Vote of Security Holders..................................   8
*    Executive Officers of Rayonier.......................................................   9
                                            PART II
5.   Market for the Registrant's Common Equity and Related Stockholder Matters............  11
6.   Selected Financial Data..............................................................  12
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  16
8.   Financial Statements and Supplementary Data..........................................  26
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  27
                                           PART III
10.  Directors and Executive Officers of the Registrant...................................  27
11.  Executive Compensation...............................................................  27
12.  Security Ownership of Certain Beneficial Owners and Management.......................  27
13.  Certain Relationships and Related Transactions.......................................  27
                                            PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  28

--------
* Included pursuant to Instruction 3 to Item 401 (b) of Regulation S-K

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Report of Management.......................................................................... F-1
Report of Independent Certified Public Accountants............................................ F-1
Statements of Consolidated Income for the Three Years Ended December 31, 2001................. F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000.................................. F-3 to F-4

Statements of Consolidated Cash Flows for the Three Years Ended December 31, 2001............. F-5

Notes to Consolidated Financial Statements.................................................... F-6 to F-24
                                  INDEX TO FINANCIAL STATEMENT SCHEDULES
Schedule II--Valuation and Qualifying Accounts................................................ F-25
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.
Signatures.................................................................................... A
Exhibit Index................................................................................. B to E

                                    PART I

Item 1.  BUSINESS

General

   Rayonier Inc. (Rayonier or the Company), including its subsidiaries, is a leading international forest products company primarily engaged in the production and sale of high value-added performance cellulose fibers and activities associated with timber and land management, including the sale of timber and land. Rayonier owns and operates two performance fibers mills in the United States and owns, leases or controls approximately 2.3 million acres of timberland located primarily in the United States and New Zealand. In addition, the Company engages in the trading, merchandising and manufacturing of logs and wood products, and has lumber manufacturing facilities in the United States and a medium-density fiberboard plant in New Zealand. In November 2000, the Company announced that it would focus its corporate strategy on two core business segments--Performance Fibers and Timber and Land (previously Timberland Management).

   Rayonier traces its origins to the Rainier Pulp & Paper Company founded in Shelton, WA, in 1926. In 1937, it became "Rayonier Incorporated," a public company traded on the New York Stock Exchange (NYSE), until 1968, when it became a wholly-owned subsidiary of ITT Corporation, now known as ITT Industries, Inc. (ITT). On February 28, 1994, Rayonier again became an independent public company when ITT distributed all of Rayonier's Common Shares to ITT stockholders. Rayonier shares are publicly traded on the NYSE under the symbol RYN. Rayonier is a North Carolina corporation with its executive offices located at 50 North Laura Street, Jacksonville, FL, 32202. Its telephone number is (904) 357-9100.

   Rayonier operates in three reportable business segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information: Performance Fibers, Timber and Land, and Wood Products and Trading. Performance Fibers includes two business units, Cellulose Specialties and Absorbent Materials. The Timber and Land segment includes two business units, Timber and Land. For information on sales, operating income and identifiable assets by segment, See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the Notes to Consolidated Financial Statements--Segment and Geographical Information.

Sales

   Rayonier's sales (as reclassified) for the three years ended December 31, 2001, were as follows (in millions):

                                         Year Ended December 31
                                         ----------------------
                                          2001    2000    1999
                                         ------  ------  ------
               Performance Fibers
                  Cellulose Specialties. $  369  $  348  $  331
                  Absorbent Materials...    178     228     160
                                         ------  ------  ------
               Total Performance Fibers.    547     576     491
                                         ------  ------  ------
               Timber and Land
                  Timber................    197     210     156
                  Land..................     84      70      21
                                         ------  ------  ------
               Total Timber and Land....    281     280     177
                                         ------  ------  ------
               Wood Products and Trading    358     401     462
               Intersegment Eliminations    (21)    (30)    (22)
                                         ------  ------  ------
                  Total sales........... $1,165  $1,227  $1,108
                                         ======  ======  ======

   Rayonier has customers in 56 countries and 44 percent of the Company's 2001 sales of $1.2 billion were made to customers outside the United States.

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

   Rayonier produces and sells these performance fibers primarily to meet specific customer orders and specifications throughout the world. The customers then produce a wide variety of consumer and industrial products. Approximately two-thirds of Rayonier's Performance Fibers sales are exported to customers, primarily in Asia, Europe and Latin America. Approximately 85 percent of Performance Fibers sales are made directly by Rayonier sales personnel, with the remainder made through independent sales agents primarily to export locations.

   This segment includes two business units - Cellulose Specialties and Absorbent Materials.

   Cellulose Specialties--Rayonier is one of the world's leading producers of specialty cellulose products; most of which are used in dissolving chemical applications that require a highly purified form of cellulose. Cellulose Specialties products are used in a wide variety of end uses such as: acetate textile fibers, rigid packaging, photographic film, impact-resistant plastics, high-tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, cigarette filters, lacquers, paints, printing inks, explosives and LCD screens. In addition, Cellulose Specialties include high value specialty paper applications used for decorative laminates for counter tops, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry. Rayonier concentrates on and is a leading producer of the most highly valued, technologically demanding forms of Cellulose Specialty products, such as cellulose acetate and high-purity cellulose ethers.

   Absorbent Materials--Rayonier is a supplier of Performance Fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

   The Absorbent Materials product line also includes paper applications that are made as a secondary product to fluff fibers to help match inconsistencies in demand to capacity. These paper applications represent approximately 5 percent of total Performance Fibers production. These fibers are used in the manufacture of bond, book and printing paper.

   Rayonier also produces and markets an engineered absorbent core material that goes into thin super-absorbent sanitary napkins and diaper products. A new 12,000 ton per year manufacturing facility in Jesup, GA, was completed in 2001 to bring manufacturing in-house and aid in the continued development of these products. Although this is a developing business that is currently a very small percentage of the product line, it is expected to increase its contribution to segment results.

Timber and Land

   Rayonier manages timberlands, sells standing timber to third parties and sells land for both future harvesting and real estate development. This segment includes two business units: Timber and Land. In the U.S., the Company manages the business segment through Rayonier Timberlands Operating Company (RTOC), a wholly-owned limited partnership.

   Timber--Rayonier owns, leases or controls approximately 2.3 million acres of timberlands as of December 31, 2001, as follows (in thousands of acres):

                                                         Long-Term
                               Total                      Leased
                Region         Acres  %  Fee-Owned Acres   Acres
                ------         ----- --- --------------- ---------
             Southeast U.S.... 1,682  74      1,430         252
             Northwest U.S....   378  17        378          --
             New Zealand......   207   9         78         129
                               ----- ---      -----         ---
                Total......... 2,267 100      1,886         381
                               ===== ===      =====         ===

   Excluded above are 103,000 acres managed by Rayonier in Australia, 7,000 acres managed in New Zealand and approximately 67,000 acres of non-productive, non-harvestable or native vegetation land in New Zealand.

   The Company's Southeastern U.S. timberlands consist of approximately 1.7 million acres located primarily in Georgia, Florida and Alabama, and their proximity to pulp, paper and lumber mills results in significant competition for the purchase of the timber. Approximately 40-50 percent of the timber harvest represents high-value wood sold primarily to plywood and lumber mills. The balance is pulpwood destined for pulp and paper mills. Softwoods are the predominant species on the Southeastern U. S. timberlands and include loblolly and slash pine, while hardwoods, the minor species, include red oak, sweet gum, black gum, red maple, cypress and green ash. On October 25, 1999, Rayonier acquired approximately 968,000 owned and leased acres of timberland in Georgia, Florida and Alabama in a business combination accounted for by the purchase method of accounting.

   Through advanced silvicultural practices, the Company has increased volume per acre of timber available for harvest from its Southeastern U. S. timberlands. This is a primary factor behind an increasing pine harvest trend over the past fifteen years that has, on average, increased approximately 35,000 tons each year. These practices are also being utilized by the Company in the management of the 968,000 acres of timberland acquired in 1999, with an increasing trend of similar magnitude anticipated.

   Northwestern U.S. timberlands consist of approximately 378,000 acres primarily on the Olympic Peninsula in Western Washington State. All are owned in fee and consist almost entirely of second growth trees. These timberlands are primarily softwood stands, with approximately 60-70 percent hemlock and the remainder Douglas fir, Western red cedar and spruce. Hardwood timber stands consist principally of alder and maple.

   The Company's New Zealand forest assets consist of 78,000 acres of fee-owned timberland, plus Crown Forest Licenses that provide the right to grow and harvest timber on approximately 129,000 acres of government owned timberland for a minimum period of 35 years. Approximately 80-90 percent of these timberlands consist of radiata pine, well suited for high-quality lumber and panel products. The balance is Douglas fir and other species. Timber is grown and sold for both domestic New Zealand uses and for export, primarily to the Pacific Rim markets. In addition, the Company manages timberlands for others in New Zealand and Australia.

   Rayonier manages timberlands, endeavoring to scientifically develop forests to their maximum economic value. The average rotation age for timber from the Southeastern U.S. (primarily Southern pine) is 21 years. The average rotation age for timber destined for domestic and export markets from the Northwestern U.S. (primarily hemlock and Douglas fir) is 45 to 50 years. The average rotation age for timber grown in New Zealand (primarily radiata pine) is approximately 25 to 28 years.

   Rayonier sells timber through a public auction process, predominantly to third parties. By requiring the Company's other operating units to competitively bid for their timber and wood requirements, the Company believes it can maximize the true economic return on its investments. In 2001, approximately 89 percent of the Company's standing timber sales were made to third parties. Rayonier's third party timber sales are made on either a lump-sum or pay-as-cut basis. On a lump-sum basis, a minimum 15% initial payment is required, title and risk of loss are transferred and installment payments are made in advance for the volume to be cut. On a pay-as-cut basis, a 10% deposit and 10% performance bond are required. Payments are made as the timber is cut. In the Northwestern U.S., the majority of sales are lump sum sales due to large, financially stable customers and market practices. In the Southeastern U.S., where the majority of customers are smaller, family-owned businesses, the majority of sales are pay-as-cut sales.

   The Company manages its timberlands in conformity with best forest industry practices. A key to success is the extensive application of Rayonier's silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species, fertilization and careful timing of the harvest, all designed to maximize value, while responding to environmental needs. The following table sets forth timberland acres (in thousands) as of December 31, 2001, by region and by timber classification. Excluded are 7,000 acres managed in New Zealand, 103,000 acres managed by Rayonier in Australia, and approximately 67,000 acres of unproductive or native vegetation land in New Zealand that is not harvestable.

                              Softwood  Hardwood
                 Region      Plantation  Lands   Non-Forest Total
                 ------      ---------- -------- ---------- -----
              Southeast U.S.   1,131      516        35     1,682
              Northwest U.S.     310       17        51       378
              New Zealand...     186       21        --       207
                               -----      ---        --     -----
                 Total......   1,627      554        86     2,267
                               =====      ===        ==     =====

   Merchantable timber inventory is an estimate of the amount of standing timber at the earliest age that it could be economically harvested. Estimates are based on an inventory system that continually involves periodic statistical sampling of the timberlands. Adjustments are made on the basis of growth estimates, harvest information and market conditions.

   The following table sets forth the estimated volumes of merchantable timber by location and type, as of December 31, 2001:

                                                                          Equivalent total,
                                                                           in thousands of
                     Region                      Softwood Hardwood Total    cubic meters     %
                     ------                      -------- -------- ------ ----------------- ---
Southeast U.S., in thousands of short green tons  22,911   20,053  42,964      31,448        51
Northwest U.S., in millions of board feet.......   1,746      222   1,968      15,747        25
New Zealand, in thousands of cubic meters.......  13,875    1,045  14,920      14,920        24
                                                                               ------       ---
                                                                               62,115       100
                                                                               ======       ===

   Land--Rayonier invests in timberlands seeking to maximize its returns from a full cycle of ownership. The end cycle includes selling portions of its land base to capture the appreciated value of the underlying asset. This program includes selling general timberland for others to manage and harvest, and selling higher and better use (HBU) real estate properties more valuable for commercial development, residential development and conservation purposes.

   In November 2000, the Company announced that it would routinely sell 2 percent to 4 percent of its land base each year in order to capture its appreciated value on a more regular basis. Land will be replaced opportunistically when it can be acquired at a discount to long-term market trends. Quarterly land sales for the three years ended December 31, 2001, are summarized in the following table:

                                      Quarter Ended
                        -----------------------------------------  Total
                        March 31 June 30 September 30 December 31  Year
                        -------- ------- ------------ -----------
                            (Thousands of dollars, except acres sold)
       2001
       Land Sales...... $ 1,234  $62,223    $7,404      $12,996   $83,857
       Operating Income     844   34,343     5,571       10,760    51,518
       Acres Sold......     415   57,858     2,678        6,466    67,417

       2000
       Land Sales...... $53,079  $ 3,859    $4,925      $ 8,338   $70,201
       Operating Income  26,017    3,091     3,876        5,232    38,216
       Acres Sold......  57,823    1,334     1,339        2,725    63,221

       1999
       Land Sales...... $ 2,007  $ 1,560    $5,311      $11,987   $20,865
       Operating Income   1,343      916     4,175        8,890    15,324
       Acres Sold......     333      262     2,478        4,057     7,130

   Sales associated with transactions in which title to the land was not transferred (for example, relinquishing lease rights) were $4,823, $393, and $104, in 2001, 2000, and 1999, respectively.

Wood Products and Trading

   The Wood Products and Trading business segment manufactures and sells dimension and specialty lumber and medium-density-fiberboard (MDF), purchases and harvests timber primarily from third parties, and sells logs and wood panel products.

   Rayonier operates three lumber manufacturing facilities in the U.S. that produce Southern pine and specialty lumber for residential construction and industrial uses. The mills located at Baxley, Eatonton, and Swainsboro, GA, have a combined annual capacity of approximately 360 million board feet of lumber, while also producing approximately 715,000 tons of wood chips for pulping. Lumber sales are primarily to customers in the Southeastern U. S. and Caribbean markets. Most of the lumber is sold by Rayonier sales personnel, however sales to certain export locations are made through independent agents. Substantially all of the wood chip production is sold (at spot market prices) to Rayonier's Jesup, GA, performance fibers facility, accounting for approximately 19 percent of that facility's 2001 total wood consumption.

   The Company operates a 160,000 cubic meter per year facility in New Zealand that produces premium grade MDF. The Company's MDF is marketed worldwide by Rayonier personnel, independent sales agents and a domestic distributor.

   Rayonier is a leading exporter and trader of softwood logs, lumber and wood panel products. Rayonier purchases and harvests timber and purchases lumber and wood panel products for sale in domestic and export markets. Timber is purchased from both internal and external sources. In 2001, approximately 64 percent of New Zealand log trading sales volume was sourced from Company timberlands. In North America, approximately 31 percent of log trading sales volume was sourced directly from Rayonier's timberlands. Logs were also purchased from independent local dealers who had, in some cases, purchased cutting rights to Company timberlands.

Dispositions and Discontinued Operations

   Dispositions and discontinued operations include Rayonier's Port Angeles, WA, performance fibers mill, that was closed on February 28, 1997; its interest in the Grays Harbor, WA, performance fibers and paper complex, which was closed in 1992; its wholly-owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1986; its Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition. See
Note 12 of the Notes to Consolidated Financial Statements--Dispositions and Discontinued Operations.

Foreign Sales and Operations

   Rayonier's sales for the three years ended December 31, 2001, by geographical destination are as follows (millions):

                                     Sales by Destination
                               --------------------------------
                                2001   %   2000   %   1999   %
                               ------ --- ------ --- ------ ---
                 United States $  656  56 $  662  54 $  590  54
                 Europe.......    126  11    107   9    101   9
                 Japan........    116  10    135  11    135  12
                 China........     81   7     86   7     56   5
                 Other Asia...     97   8    124  10    125  11
                 Latin America     45   4     66   5     66   6
                 Canada.......     34   3     34   3     21   2
                 All other....     10   1     13   1     14   1
                               ------ --- ------ --- ------ ---
                    Total..... $1,165 100 $1,227 100 $1,108 100
                               ====== === ====== === ====== ===

   Overseas assets, primarily in New Zealand, were approximately 15 percent of total assets at the end of 2001 and Rayonier's sales from non-U.S. operations were approximately 13 percent of total sales. See Note 3 of the Notes to Consolidated Financial Statements--Segment and Geographical Information.

Patents

   Rayonier has a number of patents and pending patent applications that relate to its proprietary products and processes. The Company intends to take such steps as are necessary to protect its patents and file applications for future inventions that are deemed important to its business operations.

Competition and Customers

   Performance fibers are marketed worldwide against strong competition from domestic and foreign producers. Rayonier's major competitors include International Paper, Weyerhaeuser, Georgia-Pacific and Buckeye Technologies. Several foreign, low-cost manufacturers of lower-grade pulps are attempting to produce high-grade acetate pulps. If successful, supply of these performance fibers grades may increase in the future, and with the overall demand growth being fairly modest, cellulose specialty margins may be affected. On the other hand, the Company is developing new products and improving existing products and processes that could add additional value to the Performance Fibers business. Pricing, product performance and technical service are principal methods of competition.

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

   Export log markets are highly competitive. Logs are available from several countries and numerous suppliers. In New Zealand, major competitors include Carter Holt Harvey and Fletcher Challenge. In North America, Weyerhaeuser, Sea Alaska, and Timber West (Canada) are principal competitors. Price and customer relationships are important methods of competition.

   Rayonier's lumber and MDF wood products compete with alternative construction materials and the products of numerous companies, some of which are larger and have greater resources than Rayonier. Due to continual improvement in operations and a shift in focus from weak Australian and oversupplied European markets to the U.S., Japan and China, the MDF facility's performance, both operationally and financially, has made steady gains in 2001.

Environmental Matters

   See "Environmental Regulation" in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 of the Notes to Consolidated Financial Statements--Contingencies.

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

Research and Development

   Rayonier believes it maintains one of the preeminent Performance Fibers staff and research facilities in the forest products industry. Research and development efforts are directed primarily at the development of new and improved cellulose fiber grades and related products, improved manufacturing efficiency, reduction of energy needs, product quality and development of improved environmental controls. The research center is adjacent to the Performance Fibers mill in Jesup, GA.

   Research activities related to timber operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve financial returns from timber assets.

   Research and development annual expenditures were approximately $9 million in 2001, and $10 million for 2000 and 1999.

Employee Relations

   Rayonier currently employs approximately 2,300 people. Of this number, approximately 2,090 are employees in the United States, of whom 46 percent are covered by labor contracts. Most hourly employees are represented by one of several labor unions. Labor relations are maintained in a normal and satisfactory manner.

   In August 2001 and December 2001, Jesup's labor agreements covering approximately 700 employees, were extended through June 30, 2008. In April 2001, Fernandina's labor contracts covering approximately 250 employees, were extended through April 30, 2006.

   Rayonier has in effect various benefit plans for its employees and retirees, providing certain group medical, dental and life insurance coverage, pension and other benefits. The cost of these plans is borne primarily by Rayonier.

Item 2.  PROPERTIES

   Rayonier owns, leases or controls approximately 2.1 million acres of timberlands in the United States. Rayonier manages these properties and sells timber to other Company operating units, as well as unaffiliated parties. Rayonier's New Zealand subsidiary owns or manages the forest assets on approximately 0.3 million acres of plantation forests in New Zealand and Australia. Rayonier and its wholly-owned subsidiaries own or lease various other properties used in their operations. These include two Performance Fibers mills, three lumber manufacturing facilities, an MDF plant, a research facility and Rayonier's corporate headquarters. These facilities are located in the Northwestern and Southeastern portions of the U. S. and in New Zealand. Additional information on mill volumes is disclosed in Item 6--Selected Financial Data.

Item 3.  LEGAL PROCEEDINGS

   Rayonier is engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 17 of the Notes to Consolidated Financial Statements--Contingencies.

   On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service for $28.3 million in tax deficiency and related penalties for an issue in dispute regarding the Company's 1996 and 1997 Federal tax returns. The Company has been discussing this issue with the IRS since 1999. As a result, the notice of proposed disallowance was not unanticipated and the Company has provided adequate book reserves. The Company has contested this matter and believes that the ultimate outcome will not have a material adverse impact on the Company's financial position, liquidity, or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 2001.

                        EXECUTIVE OFFICERS OF RAYONIER

   W. Lee Nutter, 58, Chairman, President and Chief Executive Officer--Mr. Nutter joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President, Timber and Wood in 1984, Vice President, Forest Products in 1985, Senior Vice President, Operations in 1986 and Executive Vice President in 1987. He was elected President and Chief Operating Officer and a director of Rayonier in July 1996 and to his current position effective January 1999. Mr. Nutter serves on the Board of Directors and the Executive Committee of the American Forest and Paper Association and on the Board of Directors of the National Council for Air and Stream Improvement. He holds a B.A. degree in Business Administration from the University of Washington and graduated from the Harvard University Graduate School of Business Administration Advanced Management Program.

   William S. Berry, 60, Executive Vice President, Forest Resources and Wood Products--Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. He was elected Vice President and Director of Forest Products Management in 1981, Senior Vice President, Land and Forest Resources in 1986, Senior Vice President, Forest Resources and Corporate Development in 1994, and to his current position effective October 1996. He serves on the External Advisory Board of the Warnell School of Forest Resources, University of Georgia and is chairman of the National Tree Farm Operating Committee. He holds a B.S. degree in Forestry from the University of California at Berkeley and an M.S. degree in Forestry from the University of Michigan. Mr. Berry has announced his retirement from Rayonier effective March 31, 2002.

   Gerald J. Pollack, 60, Senior Vice President and Chief Financial Officer--Mr. Pollack joined Rayonier in 1982 as Vice President and Controller. He was elected to the position of Vice President and Chief Financial Officer in 1986 and to his current position in May 1992. He is a member of the New York Advisory Board of FM Global Insurance Co., the Board of Directors and Finance Committee of the Jacksonville Symphony Orchestra, and the Board of Directors of the Northern Florida Chapter of Financial Executives International. Mr. Pollack has a B.S. degree in Physics from Rensselaer Polytechnic Institute and an M.B.A. degree in Accounting and Finance from the Amos Tuck School at Dartmouth.

   John P. O'Grady, 56, Senior Vice President, Administration--Mr. O'Grady joined Rayonier in 1991 as Vice President, Administration. He was elected Senior Vice President, Human Resources in January 1994 and to his current position effective January 1996. From December 1975 to July 1991, he held a number of human resources positions at ITT Corporation and its subsidiaries. Mr. O'Grady serves on the American Forest and Paper Association's employee and labor relations committee, as a Management Trustee for the Paper, Allied-Industrial, Chemical and Energy Workers International Union Health and Welfare Trust, as a member of the Board of Trustees for the Jacksonville museum of Science and History and as a director for Florida's First Coast YMCA. From 1994 to 1997, he served on the board of advisors of the Business and Industry Council of the College of New Jersey (formerly Trenton State College). He holds a B.S. degree in Labor Economics from the University of Akron, an M.S. degree in Industrial Relations from Rutgers University and a Ph.D. in Management from California Western University.

   William A. Kindler, 59, Senior Vice President, Performance Fibers--Mr. Kindler joined Rayonier in August 1996. He was elected Vice President, Performance Fibers, in October 1996 and Senior Vice President, Performance Fibers in March 1998. Prior to coming to Rayonier, he held a number of senior management positions with James River Corporation (paper and tissue products manufacturing), most recently as Vice President, Product Supply, Consumer Products (March 1994 until August 1996). He holds a B.A. degree in Chemistry from Western Washington University and an M.S. degree and Ph.D. degree in Pulp and Paper Technology from the Institute of Paper Chemistry. Mr. Kindler retired from Rayonier effective December 31, 2001.

   Timothy H. Brannon, 54, Senior Vice President, Forest Resources and Wood Products--Mr. Brannon joined Rayonier in 1972 at its Southern Wood Piedmont subsidiary (SWP). He was named Vice President and Chief Operating Officer of SWP in 1983 and President of SWP in 1992. Mr. Brannon was elected Rayonier's

Vice President and Director, Performance Fibers Marketing and Sales in 1994, Vice President, Asia Pacific, and Managing Director, Rayonier New Zealand in 1998 and to his current position effective March 1, 2002. He holds a B.A. degree in psychology from Tulane University and is a graduate of Harvard University Graduate School of Business Advanced Management Program.

   Jill Witter, 47, Vice President and General Counsel--Ms. Witter joined Rayonier in January 2001 as General Counsel and was elected to her current position in February 2001. Prior to joining Rayonier, she served as Vice President, General Counsel and Secretary of Sunglass Hut International (sales and marketing of sunglasses, watches and accessories), Coral Gables, Florida, from 1999 to January 2001. She was previously with Angelica Corporation (career apparel, retail and textile services), St. Louis, Missouri, from 1985 to 1999, most recently as Vice President, Legal, Human Resources, General Counsel and Secretary. She holds a B.A. degree and J.D. degree from the University of Missouri.

   Paul G. Boynton, 37, Vice President, Performance Fibers--Mr. Boynton joined Rayonier in April 1999 as Director of Specialty Pulp Marketing and Sales. He was elected Vice President, Performance Fibers, Marketing and Sales, in October 1999 and to his current position effective January 2002. Prior to joining Rayonier, he held positions with 3M Corporation's Home Care Division (global manufacturer and marketer of cleaning tool products) from 1990 to 1999, most recently as Global Brand Manager. He holds a B.S. degree in mechanical engineering from Iowa State University, an M.B.A. degree from the University of Iowa, and graduated from the Harvard University Graduate School of Business Advanced Management Program.

   Hans E. Vanden Noort, 43, Vice President and Corporate Controller--Mr. Vanden Noort joined Rayonier as Corporate Controller in November 2001, and was elected to his current position in December 2001. Prior to coming to Rayonier, he held a number of senior management positions with Baker Process, a division of Baker Hughes, Inc. (manufacturer of petroleum-related equipment and supplies), Houston, Texas, most recently as Vice President of Finance and Administration. Mr. Vanden Noort holds a B.B.A. in accounting from the University of Cincinnati, an M.B.A. from the University of Michigan and is a Certified Public Accountant.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDER MATTERS

   The table below reflects the range of market prices of Rayonier Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which this security is listed, under the trading symbol RYN.

Rayonier Common Shares--Market Prices, Volume and Dividends

                                                     Composite
                                        High   Low    Volume   Dividend
                                       ------ ------ --------- --------
         2001
           Fourth Quarter............. $50.98 $38.30 5,308,900   $.36
           Third Quarter..............  47.70  35.80 4,737,100    .36
           Second Quarter.............  46.72  38.80 5,198,200    .36
           First Quarter..............  44.00  37.30 6,137,900    .36

         2000
           Fourth Quarter............. $41.19 $31.25 7,032,700   $.36
           Third Quarter..............  43.50  35.00 4,601,700    .36
           Second Quarter.............  48.88  35.38 6,816,200    .36
           First Quarter..............  48.75  35.56 6,042,100    .36

   On February 15, 2002, Rayonier announced a first quarter dividend of 36 cents per share payable March 29, 2002, to shareholders of record on March 8, 2002.

   There were approximately 15,426 shareholders of record of Rayonier Common Shares on February 28, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

   The following summary of historical financial data for each of the five years in the period ended December 31, 2001, is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements. Effective December 31, 2000, the Company changed its method of reporting freight revenue and costs in compliance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The financial statements have been reclassified to reflect the increase in sales and cost of sales (in millions) of $76, $72, $64 and $91 in 2000, 1999, 1998 and 1997, respectively. Additionally, the sale of land in the first quarter of 2000 has been reclassified from gain on sale of assets ($23) to Land sales ($50) and cost of sales ($27). These changes had no effect on net income or earnings per share. See Note 7 of the Notes to Consolidated Financial Statements--Major Timberland Acquisition that helps support fluctuations within the five-year summary below.

                                                                 Year Ended December 31
                                                   ---------------------------------------------------
                                                      2001      2000       1999      1998      1997
                                                   ---------  ---------  --------- --------- ---------
                                                   (dollar amounts in millions, except per share data)
Operations:
Sales............................................. $   1,165  $   1,227  $   1,108 $   1,073 $   1,196
Operating income before provision for dispositions       150        205        136       124       166
Provision for dispositions(1).....................        --        (15)        --        --        --
Operating income..................................       150        190        136       124       166
Income from continuing operations.................        58         78         69        64        87
Net income........................................        58         78         69        64        87

Per Common Share:
Income from continuing operations................. $    2.09  $    2.82  $    2.44 $    2.22 $    2.97
Net income--Diluted...............................      2.09       2.82       2.44      2.22      2.97
          --Basic.................................      2.12       2.87       2.48      2.26      3.03
EBITDA(2).........................................     12.27      14.19       8.98      8.21      8.14
Free Cash Flow(5).................................      5.02       7.39       4.30      2.31      4.15
Dividends paid....................................      1.44       1.44       1.29      1.24      1.20
Book value........................................     25.92      25.09      23.94     23.01     22.37

Financial Condition:
Total assets...................................... $   2,025  $   2,162  $   2,280 $   1,601 $   1,596
Total debt........................................       850        973      1,136       490       426
Book value........................................       709        680        656       639       633

Cash Flow:
Cash flow from operations......................... $     241  $     279  $     213 $     154 $     238
Custodial capital spending(3).....................        64         70         69        58        72
Total capital expenditures........................        77         90         95        95       137
Depreciation, depletion and amortization..........       177        177        105       101        99
EBITDA(2).........................................       339        393        253       235       240
EBIT(4)...........................................       152        202        141       125       138
Free Cash Flow(5).................................       139        205        121        66       122
Dividends paid....................................        39         39         36        35        35
Share repurchases.................................         2         18         24        27        48

Performance Ratios (%):
Operating income to sales(6)......................        13         17         12        12        14
Return on equity(7)...............................         8         12         11        10        14
Return on capital(7)..............................       6.3        7.7        6.5       7.8       9.8
Debt to capital...................................        55         59         63        43        40
Debt to EBITDA(2).................................  2.6 to 1   2.5 to 1   4.7 to 1  2.3 to 1  1.9 to 1

Other:
Number of employees...............................     2,300      2,300      2,300     2,300     2,500
Timberlands--in thousands of acres................     2,267      2,331      2,422     1,447     1,452

                                                                              Year Ended December 31
                                                                     ----------------------------------------
                                                                      2001     2000     1999    1998    1997
                                                                     -------  -------  ------  ------  ------
Selected Operating Data (unaudited):
Performance Fibers
    Sales volume
       Cellulose Specialties--in thousands of metric tons(8)........     423      396     364     369     410
       Absorbent Materials--in thousands of metric tons(9)..........     284      329     297     324     315
   Sales as a percent of capacity...................................      97%     101%     95%     97%    100%

Timber and Land
    Timber volume
       Northwest U.S.--in millions of board feet....................     251      239     204     212     190
       Southeast U.S.--in thousands of short green tons(10).........   5,395    4,920   2,574   2,360   2,421
       New Zealand--in thousands of cubic meters....................   1,412    1,320   1,249   1,003   1,111

    Intercompany Timber volume......................................
       Northwest U.S.--in millions of board feet....................      48       59      24      12      14
       Southeast U.S.--in thousands of short green tons.............      43       41      40      70      92
       New Zealand--in thousands of cubic meters....................     704      634     580     385     589
    Land--acreage...................................................  67,417   63,221   7,130   3,376   2,837

Wood Products and Trading
    Lumber sales volume--in millions of board feet(11)..............     279      235     255     310     325
    Medium-density fiberboard sales volume--in thousands of cubic
     meters.........................................................     161      157     129      91      16
Log trading sales volume
    North America--in millions of board feet........................     151      220     205     173     224
    New Zealand--in thousands of cubic meters.......................     999    1,254   1,246     851   1,113
    Other--in thousands of cubic meters.............................     331      335     611     206     277

Selected Supplemental Financial Data
Financial Results Excluding Impact of Special Items(12)
   Sales............................................................ $ 1,165  $ 1,227  $1,101  $1,080  $1,183
   Operating income.................................................     150      205     135     134     166
   Net income.......................................................      58       83      65      70      82
   Net income per diluted Common Share..............................    2.09     3.00    2.32    2.44    2.78
   EBITDA(4)........................................................     339      393     250     244     240
   Return on equity (%).............................................       8       12      10      11      13

Geographical Data (Non-U.S.)
    Sales
       New Zealand.................................................. $   113  $   115  $  106  $   79  $  111
       Other........................................................      40       49      56      25      34
                                                                     -------  -------  ------  ------  ------
          Total..................................................... $   153  $   164  $  162  $  104  $  145
                                                                     =======  =======  ======  ======  ======
    Operating Income (Loss)
       New Zealand.................................................. $     5  $    (1) $   (7) $  (14) $    8
       Other........................................................      --        2      (1)     (3)     (5)
                                                                     -------  -------  ------  ------  ------
          Total..................................................... $     5  $     1  $   (8) $  (17) $    3
                                                                     =======  =======  ======  ======  ======

                                              Year Ended December 31
                                      --------------------------------------
                                       2001    2000    1999    1998    1997
                                      ------  ------  ------  ------  ------
   EBITDA per Share..................
       Performance Fibers............ $ 4.04  $ 5.75  $ 3.78  $ 3.51  $ 4.20
       Timber and Land...............   8.80    9.05    5.25    5.19    4.91
       Wood Products and Trading.....   0.14    0.02    0.42    0.05    0.45
       Corporate and other...........  (0.71)  (0.63)  (0.47)  (0.55)  (1.42)
                                      ------  ------  ------  ------  ------
        Total Rayonier............... $12.27  $14.19  $ 8.98  $ 8.20  $ 8.14
                                      ======  ======  ======  ======  ======
   Timber and Land...................
       Sales.........................
        Northwest U.S................ $   68  $   82  $   73  $   81  $   81
        Southeast U.S................    181     173      79      77      70
        New Zealand..................     32      25      25      24      33
                                      ------  ------  ------  ------  ------
          Total...................... $  281  $  280  $  177  $  182  $  184
                                      ======  ======  ======  ======  ======
       Operating Income..............
        Northwest U.S................ $   49  $   65  $   52  $   59  $   58
        Southeast U.S................     89      81      58      54      51
        New Zealand..................      7       6       6       8       8
                                      ------  ------  ------  ------  ------
          Total...................... $  145  $  152  $  116  $  121  $  117
                                      ======  ======  ======  ======  ======

--------
 (1) Primarily related to closure reserves for the Port Angeles Performance Fibers mill.
 (2) EBITDA is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales. See table in Item 7-Management's Discussion and Analysis, reconciling EBITDA to Net Income.
 (3) Custodial capital spending is defined as capital expenditures to maintain current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition, and in compliance with regulatory requirements.
 (4) EBIT is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense and income taxes.
 (5) Free Cash Flow is defined as EBITDA plus or minus significant non-recurring items, changes in working capital and long-term assets and liabilities, plus proceeds from the exercise of employee stock options, less income taxes, interest expense, custodial capital spending, prior-year dividend levels and the non-cash cost of land sales. See table in Item 7 - Management's Discussion and Analysis, reconciling Free Cash Flow to Cash Provided by Operating Activities.
 (6) Based on operating income before provision for dispositions.
 (7) Based on income from continuing operations.
 (8) Excludes sales volumes of the Port Angeles, WA, Performance Fibers mill, which ceased operations on February 28, 1997, of 35,000 metric tons for the year 1997.
 (9) Excludes sales volumes of the Port Angeles, WA, Performance Fibers mill of 7,000 metric tons for 1997.
(10) Includes salvage timber sales in 1998 of $2.3 million on volume of 279 thousand short green tons resulting from the Southeast U.S. forest fires.
(11) Includes sales volumes of the Plummer, ID, lumber mill, which closed in July 1998 after fire damaged the facility, of 51 and 77 million board feet for the years 1998 and 1997, respectively.

(12) The following table identifies special items for the years 1997 through 2001:

                                         2001  2000   1999   1998  1997
                                         ----- -----  -----  ----- -----
                                                  (in millions)

      Net income as reported............ $57.6 $78.2  $68.7  $63.6 $87.3
         Disposition reserve............    --   9.4     --     --    --
         Southeast land sale............    --    --   (3.2)    --    --
         Restructuring/relocation.......    --    --    2.6     --    --
         Contract dispute...............    --    --    2.9     --    --
         Asset sale.....................    --    --   (5.8)    --    --
         Southeast U.S. forest fires....    --    --     --    6.2    --
         New Zealand Joint Venture sale.    --  (4.5)    --     --    --
         Non-strategic land sale........    --     *     --     --  (5.6)
                                         ----- -----  -----  ----- -----
      Net income excluding special items $57.6 $83.1  $65.2  $69.8 $81.7
                                         ===== =====  =====  ===== =====

--------
* Reported as a special item in 2000 ($14.4 million). Subsequently, reclassified as an operating activity consistent with the Company's strategy to annually sell 2 to 4 percent of its timberland holdings.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information (in millions)

                                               Year Ended December 31
                                               ----------------------
                                                2001    2000    1999
                                               ------  ------  ------
          Sales
          Performance Fibers
             Cellulose Specialties............ $  369  $  348  $  331
             Absorbent Materials..............    178     228     160
                                               ------  ------  ------
                 Total Performance Fibers.....    547     576     491
                                               ------  ------  ------
          Timber and Land
             Timber...........................    197     210     156
             Land.............................     84      70      21
                                               ------  ------  ------
                 Total Timber and Land........    281     280     177
                                               ------  ------  ------
          Wood Products and Trading...........    358     401     462
          Intersegment Eliminations...........    (21)    (30)    (22)
                                               ------  ------  ------
                 Total sales.................. $1,165  $1,227  $1,108
                                               ======  ======  ======
          Operating Income (Loss)
          Performance Fibers.................. $   35  $   83  $   40

          Timber and Land
             Timber...........................     93     114     100
             Land.............................     52      38      16
                                               ------  ------  ------
                 Total Timber and Land........    145     152     116
                                               ------  ------  ------
          Wood Products and Trading...........    (11)    (17)     (3)
          Provision for dispositions..........     --     (15)     --
          Corporate and other.................    (19)    (13)    (17)
                                               ------  ------  ------
                 Total operating income....... $  150  $  190  $  136
                                               ======  ======  ======

Summary of Business Conditions

   Rayonier's net income in 2001 was $58 million or $2.09 per share, compared to $78 million or $2.82 per share in 2000. Excluding the effect of two special items in 2000, net income was $83 million or $3.00 per share (See Item 6, Selected Financial Data, footnote 12). During 2000, the Company sold its interest in a New Zealand timberland joint venture that contributed a gain of $7.6 million or 16 cents per share after tax, and it increased a disposition reserve that resulted in a charge of $15.0 million or 34 cents per share after tax.

   Lower demand for many of Rayonier's products, which began in the second half of 2000, continued into 2001. The reduced demand was attributable to a considerably weak global economy and a strong U.S. dollar. In the Performance Fibers segment, the Absorbent Materials business, which principally consists of commodity fluff pulp, had lower demand and prices. Fluff pulp prices declined steadily during the year but now appear to have stabilized. Conversely, the high-value Cellulose Specialties business had stronger demand and steady prices.

   In Rayonier's Timber and Land segment (previously Timberland Management), timber volumes increased in the Northwest and Southeast U.S., and New Zealand, while prices declined. The segment's lower operating income in 2001 compared to 2000 resulted from lower timber prices partly offset by higher timber volume and stronger land sales. Land sales provided strong income contributions in both 2001 and 2000. The Company sold a large tract of land in the second quarter of 2001 for $60 million following another large tract of land in the first quarter of 2000 for $50 million. These sales were part of the Company's ongoing strategic land sales program to realize the appreciation of its timberland values on a more regular basis and to lower debt levels.

   In Rayonier's Wood Products and Trading segment, lumber results improved in 2001 principally due to lower manufacturing costs. At the Company's medium-density fiberboard (MDF) plant in New Zealand, results also improved in 2001 compared to 2000 due to higher volume and prices and lower costs.

   In 2001, Rayonier continued to focus its capital spending on cost reduction, quality and productivity improvements in its Performance Fibers segment, and on investment in reforestation of its timberlands. These investments are expected to help moderate the cyclical effects of the Performance Fibers business, improve bottom-of-the-cycle earnings and add value to existing assets. See also Liquidity and Capital Resources.

   Rayonier's results continue to be adversely affected by the recessionary global economy, a strong U.S. dollar and generally low, but stable, product prices. The Company continues to experience strength in its high-value Cellulose Specialties business and its land sales program. First quarter 2002 earnings are expected to be lower than fourth quarter 2001 earnings due to the weaker global economy, although there is some potential improvement in first quarter 2002 earnings if one or two major land sales close; however, the timing of these sales is difficult to predict. Meaningful earnings improvement over current levels is not expected until the economy begins to recover.

Results of Operations, 2001 vs. 2000

  Sales and Operating Income

   Sales of $1.165 billion in 2001 were $62 million below 2000 sales, while operating income declined $40 million to $150 million from $190 million in 2000. Lower sales and operating income in 2001 were a result of lower absorbent materials volume and prices, weaker timber and lumber prices, and lower trading activity. These negative items were partially offset by higher cellulose specialties, lumber and timber volumes.

  Performance Fibers

   Performance Fibers sales of $547 million were $29 million below the prior year, principally due to lower absorbent materials prices and volume, and slightly lower cellulose specialties prices partly offset by higher cellulose specialties volume. Average fluff pulp prices declined 25 percent and 14 percent for the fourth quarter and full year, respectively, compared to the same periods in 2000. Average absorbent materials prices, which include fluff pulp prices, declined 9 percent compared to 2000. Average cellulose specialties prices were 1 percent lower in 2001, while volumes increased 7 percent. Fluff pulp prices are significantly impacted by the cyclical nature of commodity market paper pulp prices, which declined during 2001, as the sluggish economy caused demand to fall in that market. However, due to the Company's high-value product mix, prices for the Performance Fibers segment tend to lag commodity paper pulp prices and its upturns and downturns are not as pronounced. Since 1999, the Company has improved its mix of cellulose specialties/absorbent materials from a 55/45 ratio to 60/40 in 2001. Operating income of $35 million for the segment was $48 million below 2000, as a result of the lower prices and higher manufacturing costs, partially offset by the higher cellulose specialties volume.

  Timber and Land (previously Timberland Management)

   Timber and Land sales of $281 million were $1 million above prior year, while operating income of $145 million was below the prior year by $7 million.

   Timber (previously Timber Harvest)

   Timber sales of $197 million and operating income of $93 million in 2001, were $13 million and $21 million below prior year, respectively. Sales declined due to lower timber prices in all of the Company's operating regions. In the Northwest U.S., average prices declined 23 percent compared to 2000, while in the Southeast U.S. average prices declined 13 percent, and in New Zealand, average prices declined 5 percent. These price declines were partly offset by higher volumes.

   Land (previously Timberland and Real Estate)

   Land sales of $84 million and operating income of $52 million were above 2000 results by $14 million in both sales and operating income. The operating income improvement essentially results from a higher margin on a major land sale in the second quarter of 2001 compared to a first quarter 2000 major land sale, as well as an additional significant land sale in the fourth quarter of 2001. In 2000, Rayonier announced a program to routinely sell between 2 percent to 4 percent of its land base each year in order to capture the appreciated value of its timberlands on a more regular basis. In 2001, the Company sold approximately 67,000 acres, or 2.9 percent of its timberland base. In 2000, it sold approximately 63,000 acres, or 2.6 percent of its timberland base.

  Wood Products and Trading

   Sales of $358 million were $43 million below the prior year while an operating loss of $11 million was favorable to 2000 by $6 million. Lumber results improved from the prior year due to lower manufacturing costs and a 19 percent increase in volume. These improvements were partly offset by lower average lumber prices, which declined 11 percent. Poor lumber market conditions, which deteriorated significantly during 2000, carried over into 2001, causing prices to decline in 2001. In December 2001, the Company temporarily closed its Swainsboro lumber mill for two weeks due to market conditions. The Company does not anticipate any temporary closings in 2002. MDF results improved in 2001 compared to the prior year due to slightly higher prices and volume and lower manufacturing costs. Also in 2001, the Company's log trading business results declined compared to 2000, due to lower volume and slightly lower prices.

  Corporate and other

   Corporate and other costs of $19 million for 2001 were $6 million higher than 2000 principally due to higher stock-price based incentive compensation and reorganization costs associated with the retirement of two senior executives.

  Other Income/Expense

   Interest expense of $69 million was $17 million below the prior year principally due to lower debt. During 2001, Rayonier reduced debt by $123 million.

   Other income in 2001, primarily interest income, was $2 million compared to $5 million in 2000. The prior year amount includes a pre-tax gain of $7.6 million due to the sale of the Company's interest in a New Zealand joint venture partially offset by a negative impact from the mark-to-market loss on foreign currency forward contracts.

   Rayonier purchases foreign currency forward contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. On September 1, 2001, the Company designated its New Zealand dollar forward contracts as cash flow hedges of certain forecasted New Zealand dollar-denominated cash outflows. Since that time, changes in the fair value of the forward contracts are deferred and recorded as part of "Accumulated other comprehensive income (loss)." When the forecasted transaction comes to fruition and is recorded in earnings, the gains or losses on the contracts are reclassified to the Statements of Consolidated Income on the line entitled "Interest and miscellaneous income (expense), net." In 2001, the Company recorded a pre-tax loss of $0.6 million relating to the contracts versus $3.2 million in 2000. In 2001, the New Zealand/U.S. dollar exchange rate declined from 0.44 on January 1, 2001, to 0.42 on December 31, 2001.

  Income Taxes

   The effective tax rate for 2001 was 30 percent compared to 28 percent in 2000. The effective tax rates are below U.S. statutory rates, primarily due to the lower rates in effect for foreign subsidiaries, research and development tax credits and a 2001 year-end foreign currency related tax benefit adjustment. The 2000 rate was below this year's rate due to the reversal of tax provisions for items resolved as a result of the completion of several tax audits.

Results of Operations, 2000 vs. 1999

  Sales and Operating Income

   Sales of $1.227 billion in 2000 were $119 million above 1999 sales, reflecting higher Performance Fibers prices and volume, and higher Timber and Land sales activity. These improvements were partially offset by lower Wood Products and Trading activity. Operating income of $190 million was $54 million higher than 1999, principally due to higher Performance Fibers, timber, and land sales contributions, partly offset by lower lumber results.

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

   Timber and Land (previously Timberland Management)

   Timber and Land sales of $280 million and operating income of $152 million were above the prior year by $103 million and $36 million, respectively.

   Timber (previously Timber Harvest)

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

   Land (previously Timberland and Real Estate)

   Land sales of $70 million and operating income of $38 million were above 1999 results by $49 million and $22 million, respectively. The improvement essentially results from the first quarter 2000 land sales. In November 2000, the Company announced that it would routinely sell between 2 percent to 4 percent of its land base each year in order to capture the appreciated value on a more regular basis. As an example, if the 2 percent of our overall holdings that were sold came from the Southeast U.S., using recent transaction prices and the Company's average cost basis for Southeast properties, it is estimated that operating income would increase by approximately $15 million, or 35 cents in earnings per share, and EBITDA would increase by approximately $40 million.

  Wood Products and Trading

   Sales of $401 million were $61 million below the prior year, and an operating loss of $17 million was unfavorable to 1999 by $14 million. Lumber results declined dramatically from the prior year due to lower prices and volume, as well as higher wood costs and expenses associated with the start-up of the Eatonton, GA, facility. MDF results improved compared to the prior year due to higher prices and volume and lower manufacturing costs. Although trading volume declined, operating results reflected a slight improvement.

  Provision for dispositions

   The provision for dispositions in 2000 increased $8 million over 1999 primarily resulting from increasing the closure reserves for the Port Angeles, WA, Performance Fibers mill.

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

   Other income improved $3 million when the sale of Rayonier's interest in a New Zealand joint venture in 2000 is compared to the effect of the 1999 contract dispute charge and the gain from the sale of a non-strategic marine terminal and related assets in the Northwest U.S.

   Rayonier purchases foreign currency forward contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. The mark-to-market loss on these contracts, included in "Interest and miscellaneous income (expense), net," was $3.2 million compared to $0 in 1999. In 2000, the New Zealand/U.S. dollar exchange rate declined from 0.51 on January 1, 2000, to
0.44 on December 31, 2000.

  Income Taxes

   The effective tax rate for 2000 was 28 percent compared to 30 percent in 1999. The effective tax rates are below U.S. statutory rates, primarily due to the lower rates in effect for foreign subsidiaries, research and development tax credits, and the reversal of tax provisions for items cleared as a result of the completion of several tax audits.

Liquidity and Capital Resources

   Cash flow from operating activities of $241 million in 2001 declined $38 million from $279 million in 2000. The decline was principally a result of lower income. Rayonier used this operating cash flow to finance capital expenditures of $77 million, pay dividends of $39 million, repurchase $2 million of its outstanding common shares and reduce debt by $123 million. Year-end debt-to-capital ratio of 55 percent was 4 percentage points lower than 2000. The percentage of debt with fixed interest rates was 77 percent as of December 31, 2001, and 68 percent as of December 31, 2000.

   Cash flow from operating activities of $279 million in 2000 increased $66 million from 1999 principally as a result of higher income partly offset by higher working capital requirements. The Company used this operating cash flow to help finance capital expenditures of $90 million, reduce debt by $163 million, pay dividends of $39 million, and repurchase $18 million of its outstanding common shares.

   In addition to using cash flow from operations, the Company finances its operations through the issuance of debt, and by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the balance sheet, while others are required to be disclosed only in the Notes to Consolidated Financial Statements. The following table aggregates the Company's contractual financial obligations:

                                                      Payments Due by Period
                                          -----------------------------------------------
Contractual Financial Obligations (000's)  Total    2002   2003-2004 2005-2006 Thereafter
----------------------------------------- -------- ------- --------- --------- ----------
  Short-term bank loans.................. $  5,000 $ 5,000 $     --   $    --   $     --
  Current maturities of long-term debt...    2,600   2,600       --        --         --
  Long-term debt.........................  842,205      --  288,230*    3,610    550,365
  Operating leases--timberland...........   95,508   4,599    8,883     8,409     73,617
  Operating leases--PP&E, offices........   27,725   5,555   12,111     3,495      6,564
                                          -------- ------- --------   -------   --------
  Total contractual cash obligations..... $973,038 $17,754 $309,224   $15,514   $630,546
                                          ======== ======= ========   =======   ========

--------
* Includes $77,550 of 7.5% debentures due 2002, which the Company has the intent and ability to refinance using its available long-term credit facilities. See also Note 11-Debt.

   As part of its ongoing operations, the Company periodically issues guarantees or financial instruments such as letters of credit and surety bonds. The following table aggregates the Company's Financial Commitments as of December 31, 2001:

                                                    Total
                                                   Amounts
                    Financial Commitments (000's) Committed
                    ----------------------------- ---------
                    Standby letters of credit (1)  $49,424
                    Guarantees (2)...............   12,900
                    Surety bonds (3).............   15,090
                                                   -------
                    Total financial commitments..  $77,414

--------
(1) Approximately $39 million of standby letters of credit serve as credit support for the Company's debt obligations in case of default. The remaining letters of credit serve as support for various insurance coverages. These standby letters of credit expire at various dates in 2002 and 2003 and are typically rolled over as required.
(2) Represents a Company guarantee of 85 percent of certain loans outstanding for four chip mill facilities that provide chips to the Company's Jesup, GA mill.
(3) Approximately $12 million of this amount is for bonds posted by the Company to secure timber in the State of Washington. The remainder serves as collateral for the Company's Worker's Compensation self-insurance program.

   The discussion below is presented to enhance the reader's understanding of Rayonier's ability to generate cash, its liquidity and its ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), and Free Cash Flow. These measures are not defined by Generally Accepted Accounting Principles (GAAP). The discussion of EBITDA and Free Cash Flow is not intended to conflict with or change any of the GAAP disclosures described above, but to provide supplementary information that management deems to be relevant to analysts, investors and creditors. EBITDA and Free Cash Flow as defined may not be comparable to similarly titled measures reported by other companies.

   EBITDA is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales. In 2001, EBITDA was $339 million or $12.27 per share, a decrease of $54 million or $1.92 per share from 2000. The decrease was primarily due to lower cash operating income generated in the Performance Fibers segment and to a lesser degree in the Timber and Land segment. In 2000, EBITDA was $393 million or $14.19 per share, an increase of $140 million or $5.21 per share from 1999. The increase was primarily due to higher income, resulting from Timber sales related to the 1999 timberland acquisition, stronger Land sales, as well as higher Performance Fibers income.

   Below is a reconciliation of Net income to EBITDA for the three-year period ended December 31, 2001 (in millions except per share amounts):

                                                        Per            Per            Per
                                                 2001  Share   2000   Share    1999  Share
                                                ------ ------ ------  ------  ------ -----
Net income.....................................  $ 57.6 $ 2.09 $ 78.2  $ 2.82  $ 68.7 $2.44
Add: Income tax expense........................    25.0   0.90   30.5    1.10    29.5  1.05
     Interest expense..........................    69.1   2.50   85.8    3.10    42.2  1.50
     Depreciation, depletion & amortization....   177.1   6.42  176.9    6.38   105.4  3.73
     Non-cash cost of land sales...............    10.0   0.36   14.3    0.52     7.4  0.26
     Gain on sale of joint venture.............      --     --   (7.6)  (0.27)     --    --
     Provision for dispositions................      --     --   15.0    0.54      --    --
                                                 ------ ------ ------  ------  ------ -----
EBITDA.........................................  $338.8 $12.27 $393.1  $14.19  $253.2 $8.98
                                                 ====== ====== ======  ======  ====== =====

   The most restrictive long-term debt covenants in effect for Rayonier at December 31, 2001, provided that the ratio of total debt to EBITDA not exceed
4.0 to 1 and EBITDA to consolidated interest expense not be less than 2.5 to 1 at the end of 2001. As of December 31, 2001, the ratios were 2.5 to 1 and 4.9 to 1, respectively. The most restrictive long-term debt covenants in effect for Rayonier Timberlands Operating Company (RTOC) provided that the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges not be less than 1.6 to 1 through December 31, 2001, and not less than
1.65 to 1 thereafter. Additionally, the ratio of consolidated total debt to consolidated cash flow available for fixed charges may not exceed 4.5 to 1 through December 31, 2001, and may not exceed 4.25 to 1 each quarter end thereafter. As of December 31, 2001, the ratios were 2.6 to 1 and 2.9 to 1, respectively. In addition to the covenants listed above, the revolving credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets and the making of restricted payments between RTOC and Rayonier. The Company is currently in compliance with all of these covenants.

   Free Cash Flow is defined as EBITDA plus or minus significant non-recurring items, changes in working capital and long-term assets and liabilities, plus proceeds from exercise of employee stock options, less income taxes, interest expense, custodial capital spending, prior year dividend levels and the non-cash costs of land sales. Rayonier defines custodial capital spending as capital expenditures required to maintain our current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition as well as in compliance with regulatory requirements. Free Cash Flow decreased $66 million to $139 million in 2001 primarily as a result of lower EBITDA and unfavorable working capital changes partly offset by lower interest expense.

   Below is a reconciliation of Cash Provided by Operating Activities to Free Cash Flow for the three-year period ended December 31, 2001 (in millions except per share amounts):

                                                                        2001    2000    1999
                                                                       ------  ------  ------
Cash provided by operating activities................................. $241.3  $278.9  $213.4
   Decrease/(increase) in timber purchase agreements and other assets.   (7.1)    9.8     9.3
   Custodial capital spending, net....................................  (63.7)  (68.4)  (67.2)
   Proceeds from sale of joint venture................................     --    14.6      --
   Dividends at prior year level......................................  (39.2)  (35.1)  (34.3)
   Exercise of employee stock options.................................   11.6     2.6     5.5
   Decrease/(increase) in cash and short-term investments.............   (4.3)    2.4    (5.6)
                                                                       ------  ------  ------
Free Cash Flow........................................................ $138.6  $204.8  $121.1
                                                                       ======  ======  ======
Free Cash Flow per share.............................................. $ 5.02  $ 7.39  $ 4.30
                                                                       ======  ======  ======

   Free Cash Flow is available to invest in discretionary capital spending, pay dividends above the prior year level, repurchase the Company's common shares and reduce debt.

   In 2001, capital expenditures of $77 million included $64 million of custodial capital spending, of which $4 million was for environmental spending. The remaining 2001 spending of $13 million was for discretionary capital spending principally for our NovaThin(R) line of engineered absorbent products. Rayonier expects to invest approximately $90 million in capital projects for each of the two years ended 2002 and 2003. Capital projects include profit improvement, custodial capital, timberlands reforestation and various projects to comply with new environmental laws and requirements. As new environmental regulations are promulgated, additional capital spending may be required to ensure continued compliance. See also Environmental Regulation.

   In 1996, Rayonier began a Common Share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. This program limits the number of shares that may be repurchased each year to the greater of 1.5 percent of our outstanding shares or the number of incentive shares actually issued to employees during the year. In October 1998, the Board authorized the repurchase of an additional one million shares through December 31, 2000. In October 2000, the Board authorized the repurchase of an additional one million shares. These share repurchases were authorized in addition to the
1.5 percent of outstanding shares normally repurchased each year. Below is a table of share repurchases for the past three years:

                                                 2001     2000     1999
                                                ------- -------- --------
      Shares repurchased.......................  52,900  433,000  551,867
      Cost of repurchased shares (in thousands) $ 2,031 $ 17,624 $ 23,791
      Average cost per share................... $ 38.39 $  40.70 $  43.11

   Rayonier has revolving credit agreements with a group of banks that provide unsecured credit facilities totaling $225 million. In November of 2002, $55 million of the facility expires, and the remaining $170 million expires in November of 2004. The revolving credit facilities are used for direct borrowings. In the past, these facilities were also used as support for the Company's commercial paper program. As of December 31, 2001, Rayonier had $225 million of available borrowings under its revolving credit facilities. Approximately $83 million of the borrowings is expected to be available to refinance 7.5% debentures and short-term bank loans that are due in 2002. In connection with the financing of the 1999 major timberland acquisition, RTOC entered into an agreement with a group of banks that provided RTOC with revolving credit facilities totaling $75 million that expire in 2004. As of December 31, 2001, RTOC had $70 million of available borrowings under its revolving credit facilities. In addition, Rayonier has on file with the Securities and Exchange Commission shelf registration statements to offer $150 million of new public debt securities. Management believes that internally generated funds, combined with available external financing as described above, will enable Rayonier to fund capital expenditures, dividends, share repurchases, working capital, and other liquidity needs for the foreseeable future.

   In February 2002, Standard & Poor's revised its outlook on the Company to stable from negative and re-affirmed their triple-'B'-minus rating on the Company's long-term debt. In addition, they withdrew their 'A-3' short-term debt rating on the Company's commercial paper program at the Company's request, as the program is currently inactive due to the focus on debt reduction.

Critical Accounting Policies

   The preparation of Rayonier's financial statements requires the Company to make estimates, assumptions and judgements that affect the assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities reported in this Annual Report on Form 10-K. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions.

   In response to the Securities and Exchange Commission's encouragement to discuss the Company's most critical accounting policies, those that are "both very important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgements," we offer the following. This analysis is deemed preliminary as specific guidelines, regulations or framework have not been published or identified.

  Merchantable inventory and depletion costs as determined by forestry timber harvest models

   Significant assumptions and estimations are used in the recording of timberland inventory cost and depletion. Rayonier employs a forestry technical services group at each of its timberland management locations. Merchantable standing timber inventory is estimated annually, using industry-standard computer software. The inventory calculation takes into account growth, in-growth (annual transfer of oldest pre-merchantable age class into the merchantable inventory), timberland sales and the annual harvest specific to each business unit. An annual business unit depletion rate is established by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect the Company's results, in particular, timber inventory and depletion costs.

  Depreciation of long-lived assets as specifically affected by economic obsolescence

   The Company depreciates its assets using the units of production and the straight-line methods over the useful economic lives of the assets involved. Management believes these depreciation methods are appropriate in the circumstances and more closely match revenues with expenses versus other generally accepted accounting methods. Long-lived assets are periodically reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition and other causes.

  Environmental costs associated with discontinued operations

   Rayonier has significant liabilities recorded for environmental costs relating to past dispositions and discontinued operations that span approximately 25 years into the future. Significant estimates are used in determining the proper value of these obligations at a given point in time, especially due to the long-term nature of the obligations. Factors affecting these estimates include, but are not limited to, technological and regulatory changes, results from on-going work and management's judgement. Management periodically reviews its environmental liabilities for technological and regulatory changes. A material change in an estimate in any given period could have a favorable or unfavorable effect on the results of the Company's operations.

  Determining the adequacy of pension assets and liabilities

   Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities to record in the Company's financial statements. These include discount rate, return on assets, salary increases, health care cost trends, longevity and service lives of employees. Although there is authoritative guidance on how to select these assumptions, the Company's management and its actuary exercise some degree of judgement when selecting these assumptions. Selecting different assumptions, as well as actual versus expected results, would change the net periodic benefit cost and funded status of the benefit plans recognized in the financial statements.

  Realizability of both recorded and unrecorded tax assets and liabilities

   The Company has recorded certain deferred tax assets that management believes will be realized in future periods. These assets are reviewed periodically in order to assess their realizability. This review requires management to make assumptions and estimates about future profitability affecting the realization of these tax benefits. If the review indicated that the realizability may be less than likely, a valuation allowance would be made at that time.

   In addition, the Company has not provided taxes on approximately $69 million of undistributed foreign earnings as the Company intends to reinvest such earnings in the future. This assumption is reviewed periodically to ensure that any changes in the Company's ability to reinvest these earnings will be properly disclosed and accounted for.

New Accounting Standards

   In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record a legal obligation associated with the retirement of a tangible long-lived asset in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt the standard effective January 1, 2003, and is currently assessing the impact on its operations.

Environmental Regulation

   Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and water disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Management closely monitors all of its environmental responsibilities, together with trends in environmental laws and believes that the Company is in substantial compliance with current environmental requirements. It is the opinion of management that substantial expenditures over the next 10 years will be required in the area of environmental compliance. During 2001, 2000, and 1999, Rayonier spent approximately $4 million, $4 million and $3 million, respectively, for capital projects related to environmental compliance for ongoing operations. During the two-year period 2002-2003, Rayonier expects to spend approximately $17 million on such capital projects.

   During 1997, the Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions but, due to the specialty nature of Rayonier's Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company's mills. Rayonier continues to work with the EPA to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next three to five years associated with environmental regulations will not exceed $30 million at the Performance Fibers mills.

   Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may prevent timber harvesting, road building and other activities on private lands. A portion of the Company's timberlands is subject to some level of harvest restrictions. Over the past several years, the harvest of timber from the Company's timberlands in the state of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report. The Washington Forest Practices Board has adopted rules implementing the Forests and Fish Report which further restrict timber harvest within buffers along streams with fish habitat. All of these restrictions have caused Rayonier to restructure and reschedule some of its harvest plans and have reduced the total acreage and volume of timber available for harvest. These restrictions have not had a material impact on Rayonier's annual harvest volumes, and Rayonier has made changes to its long-term harvest plan to compensate for these restrictions.

   Rayonier currently estimates that expenditures during 2002-2003 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $26 million. Such costs, including monitoring and remediation costs, will be charged against our reserves for estimated environmental obligations that we believe are sufficient for costs expected to be incurred over the next 25-30 years with respect to dispositions and discontinued operations. At December 31, 2001, these reserves totaled approximately $169 million. The actual future environmental costs are dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, management does not believe that any future changes in estimates would materially affect Rayonier's consolidated financial position or results of operations.

Market and Other Economic Risks

   Rayonier is exposed to various market risks, including changes in commodity prices, interest rates and foreign currency exchange rates. Our intent is to minimize the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. Rayonier does not enter into financial instruments for trading purposes.

   Most of Rayonier's revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk within its New Zealand operation related to foreign currency pricing and costs. Periodically, the Company enters into foreign currency forward contracts to hedge the risks of foreign currency fluctuations and commodity forward contracts to fix certain energy costs. At December 31, 2001, the Company held foreign currency contracts maturing through May 2002 totaling $4.6 million and natural gas forward contracts maturing through February 2002, totaling $0.5 million. The fair value of outstanding foreign currency contracts, at year-end, was an asset of approximately $0.1 million. Market risk resulting from a hypothetical 4-cent change in the New Zealand dollar/U.S. dollar exchange rate amounts to an approximate change of $0.4 million pre-tax income/loss.

   Cyclical pricing of commodity market paper pulp ultimately influences Performance Fibers prices, particularly in the Company's Absorbent Materials business unit. However, since Rayonier is a non-integrated producer of specialized Performance Fibers for non-papermaking end uses, its high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices and its peaks and valleys are less severe.

   Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost effectively place the debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At December 31, 2001, there were no interest rate swap agreements outstanding.

   The fair market value of long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Occasionally, callable bonds will be refinanced at the Company's option if favorable economic conditions exist. Generally, the fair market value of fixed-interest-rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our fixed-rate debt at December 31, 2001, was $675 million compared to $651 million in carrying value. A one-percentage point decrease in prevailing interest rates at December 31, 2001, would result in an increase in the fair value of our fixed-rate debt of approximately $0.7 million.

Safe Harbor

   Comments about market trends, anticipated earnings, expected pricing levels, projected capital spending levels and the Company's ability to meet future capital needs, sufficiency of reserves, availability of tax deductions and future activities, such as land sales, timberland purchases, timber harvests and manufacturing production levels, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events that could impact customer demand; interest rate and currency movements; fluctuations in demand for cellulose specialties, absorbent materials, timber and wood products; adverse weather conditions; changes in production costs for wood products and performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions; and implementation or revision of governmental policies and regulations affecting the environment, import and export controls and taxes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Index to Financial Statements on page ii.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On March 15, 2002, the Board of Directors of Rayonier Inc., upon the recommendation of the Audit Committee, rescinded the appointment of Arthur Andersen LLP ("Andersen") as independent auditors for 2002, given the current circumstances surrounding Andersen. The Audit Committee is currently evaluating the appointment of an independent auditor for 2002 and will act expeditiously in making a recommendation to the Board of Directors. In the interim, the Board of Directors has authorized management to engage Andersen as needed on a special appointment basis to continue to provide independent auditing services.

   Andersen's reports on the Company's consolidated financial statements for each of the years ended 2001, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

   During the years ended December 31, 2001, 2000, 1999 and through the date of this filing, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Andersen, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

   None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within Rayonier's three most recent fiscal years and the subsequent interim period through March 20, 2002.

   The Company provided Andersen with a copy of the above disclosures. Filed herewith as Exhibit 16 is a copy of Andersen's letter, dated March 20, 2002, stating its agreement with such statements. Also filed herewith as Exhibit 99 is a letter dated March 20, 2002, from the Company to the Securities and Exchange Commission detailing certain quality assurances that Andersen provided to the Company in a letter dated March 15, 2002.

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

   None

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Documents filed as a part of this report:

       1. See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.
       2. See Schedule II--Valuation and Qualifying Accounts. All other financial statement schedules have been omitted because they are not applicable, the required matter is not present or the required information has been otherwise supplied in the financial statements or the notes thereto.
       3. See Exhibit Index on pages B, C, D, and E for a list of the exhibits filed or incorporated herein as part of this report.

   (b) Reports on Form 8-K:

      None

                             REPORT OF MANAGEMENT

To Our Shareholders:

   Rayonier management is responsible for the preparation and integrity of the information contained in the accompanying financial statements. The statements were prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include information that is based on management's best judgments. Rayonier's system of internal controls includes accounting controls and an internal audit program. This system is designed to provide reasonable assurance that Rayonier's assets are safeguarded, transactions are properly recorded and executed in accordance with management's authorization, and fraudulent financial reporting is prevented or detected.

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

                                          W. L. NUTTER
                                          Chairman, President and
                                            Chief Executive Officer

                                          GERALD J. POLLACK
                                          Senior Vice President and
                                            Chief Financial Officer

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Rayonier Inc:

   We have audited the accompanying consolidated financial statements of Rayonier Inc. (a North Carolina corporation) and subsidiaries as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, as described in the Index to Financial Statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   Schedule II--Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Jacksonville, Florida
January 18, 2002

                        RAYONIER INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                       For the Years Ended December 31,

                 (Thousands of dollars, except per share data)

                                                                 2001        2000        1999
                                                              ----------  ----------  ----------
SALES........................................................ $1,164,913  $1,226,878  $1,108,035
                                                              ----------  ----------  ----------
Costs and Expenses
   Cost of sales.............................................    982,550     991,817     939,260
   Selling and general expenses..............................     36,298      31,213      39,644
   Other operating income, net...............................     (3,709)       (707)     (6,599)
   Provision for dispositions................................         --      15,044          --
                                                              ----------  ----------  ----------
                                                               1,015,139   1,037,367     972,305
                                                              ----------  ----------  ----------
OPERATING INCOME.............................................    149,774     189,511     135,730
Interest expense.............................................    (69,083)    (85,753)    (42,193)
Interest and miscellaneous income (expense), net.............      1,871      (2,687)     (3,163)
Gains from sales of assets...................................         --       7,574       7,746
                                                              ----------  ----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES.....................     82,562     108,645      98,120
   Provision for income taxes................................    (24,964)    (30,458)    (29,467)
                                                              ----------  ----------  ----------
NET INCOME...................................................     57,598      78,187      68,653
OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized gain on hedged transactions, net of income tax
     expense of $4...........................................          7          --          --
   Minimum pension liability adjustments, net of income tax
     benefit of $416.........................................       (709)         --          --
                                                              ----------  ----------  ----------
COMPREHENSIVE INCOME......................................... $   56,896  $   78,187  $   68,653
                                                              ==========  ==========  ==========
NET INCOME PER COMMON SHARE
   BASIC EPS................................................. $     2.12  $     2.87  $     2.48
                                                              ==========  ==========  ==========
   DILUTED EPS............................................... $     2.09  $     2.82  $     2.44
                                                              ==========  ==========  ==========


      The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                        RAYONIER INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                              As of December 31,

                            (Thousands of dollars)

                                    ASSETS

                                                       2001       2000
                                                    ---------- ----------
      CURRENT ASSETS
         Cash and short-term investments........... $   14,123 $    9,824
         Accounts receivable, less allowance for
           doubtful accounts of $3,392 and $3,969..    101,480    117,114
         Inventory.................................     91,010     97,106
         Timber purchase agreements................     18,996     33,775
         Other current assets......................      9,451     12,779
                                                    ---------- ----------
             Total current assets..................    235,060    270,598
                                                    ---------- ----------
      OTHER ASSETS.................................     72,328     63,129
      TIMBER PURCHASE AGREEMENTS...................      5,120      6,335
      TIMBER, TIMBERLANDS AND LOGGING ROADS, NET
        OF DEPLETION AND AMORTIZATION..............  1,131,723  1,192,388
      PROPERTY, PLANT AND EQUIPMENT
         Land, buildings, machinery and equipment..  1,371,550  1,360,296
         Less--accumulated depreciation............    790,769    730,472
                                                    ---------- ----------
                                                       580,781    629,824
                                                    ---------- ----------
                                                    $2,025,012 $2,162,274
                                                    ========== ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                        RAYONIER INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                              As of December 31,

                            (Thousands of dollars)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              2001        2000
                                                                           ----------  ----------
CURRENT LIABILITIES
   Accounts payable....................................................... $   65,247  $   87,401
   Bank loans and current maturities......................................      7,600       2,565
   Accrued taxes..........................................................     13,606      10,314
   Accrued payroll and benefits...........................................     14,471      27,756
   Accrued interest.......................................................      6,391      11,745
   Accrued customer incentives............................................     12,935      18,163
   Other current liabilities..............................................     17,360      22,389
   Current reserves for dispositions and discontinued operations..........     15,310      15,434
                                                                           ----------  ----------
       Total current liabilities..........................................    152,920     195,767
                                                                           ----------  ----------
DEFERRED INCOME TAXES.....................................................    131,723     130,333
LONG-TERM DEBT............................................................    842,205     970,415
NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED
  OPERATIONS..............................................................    153,394     161,465
OTHER NON-CURRENT LIABILITIES.............................................     35,976      24,193
SHAREHOLDERS' EQUITY
   Common Shares, 60,000,000 shares authorized, 27,345,395 and 27,104,462
     shares issued and outstanding........................................     59,721      48,717
   Retained earnings......................................................    649,775     631,384
   Accumulated other comprehensive income (loss)..........................       (702)         --
                                                                           ----------  ----------
                                                                              708,794     680,101
                                                                           ----------  ----------
                                                                           $2,025,012  $2,162,274
                                                                           ==========  ==========




      The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements

                        RAYONIER INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                       For the Years Ended December 31,

                            (Thousands of dollars)

                                                                                    2001       2000       1999
                                                                                  ---------  ---------  ---------
OPERATING ACTIVITIES
Net income....................................................................... $  57,598  $  78,187  $  68,653
Non-cash items included in income
   Depreciation, depletion and amortization......................................   177,124    176,913    105,425
   Deferred income taxes.........................................................    (1,227)    12,674      2,768
   Gain on sale of joint venture.................................................        --     (7,574)        --
   Non-cash cost of land sales...................................................    10,013     14,316      7,359
   Reserves for dispositions.....................................................        --     15,044         --
Increase (decrease) in other non-current liabilities.............................     8,874       (133)    (1,894)
Change in accounts receivable, inventory and accounts payable....................      (755)     5,055     14,926
Decrease (increase) in current timber purchase agreements........................    14,779     (3,298)     5,299
Decrease (increase) in other current assets......................................     3,328     (1,672)     2,086
(Decrease) increase in accrued liabilities.......................................   (23,310)    (4,951)    16,959
Expenditures for dispositions and discontinued operations, net of tax benefits of
 $3,033, $3,344 and $4,701.......................................................    (5,162)    (5,622)    (8,133)
                                                                                  ---------  ---------  ---------
      CASH PROVIDED BY OPERATING ACTIVITIES......................................   241,262    278,939    213,448
                                                                                  ---------  ---------  ---------
INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements
of $491, $1,124 and $1,624.......................................................   (76,964)   (88,387)   (92,969)
Acquisition of Smurfit timberlands...............................................        --         --   (231,436)
Proceeds from the sale of joint venture, net of cash costs.......................        --     14,550         --
Change in timber purchase agreements and other assets............................    (7,147)     9,832      9,344
                                                                                  ---------  ---------  ---------
      CASH USED FOR INVESTING ACTIVITIES.........................................   (84,111)   (64,005)  (315,061)
                                                                                  ---------  ---------  ---------
FINANCING ACTIVITIES
Issuance of debt.................................................................   159,000    266,172    352,971
Repayment of debt................................................................  (282,175)  (429,370)  (191,737)
Dividends paid...................................................................   (39,207)   (39,185)   (35,669)
Repurchase of Common Shares......................................................    (2,031)   (17,624)   (23,791)
Issuance of Common Shares........................................................    11,561      2,632      5,469
                                                                                  ---------  ---------  ---------
      CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES...........................  (152,852)  (217,375)   107,243
                                                                                  ---------  ---------  ---------
CASH AND SHORT TERM INVESTMENTS
Increase (decrease) in cash and short-term investments...........................     4,299     (2,441)     5,630
Balance, beginning of year.......................................................     9,824     12,265      6,635
                                                                                  ---------  ---------  ---------
Balance, end of year............................................................. $  14,123  $   9,824  $  12,265
                                                                                  =========  =========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
   Interest...................................................................... $  72,637  $  85,167  $  37,529
                                                                                  =========  =========  =========
   Income taxes.................................................................. $  19,299  $  18,802  $  17,152
                                                                                  =========  =========  =========
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Smurfit timberlands...............................................        --         --  $ 485,000
Issuance of installment notes....................................................        --         --  $ 485,000

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                        RAYONIER INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands unless otherwise stated)



1.  NATURE OF BUSINESS OPERATIONS

   Rayonier Inc. (Rayonier or the Company) operates in three reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, Performance Fibers, Timber and Land, and Wood Products and Trading. The Performance Fibers segment includes two business units: Cellulose Specialties and Absorbent Materials. The Timber and Land segment includes two business units, Timber and Land.

  Performance Fibers

   Rayonier is a leading manufacturer of high-performance cellulose fibers. The Company owns and operates fiber production facilities at Jesup, GA, and Fernandina Beach, FL, with a combined annual capacity of approximately 720,000 metric tons. These fiber products are sold throughout the world to industrial companies that produce a wide variety of products. Approximately two-thirds of Rayonier's performance fiber sales are to export customers, primarily in Asia, Europe and Latin America. The Performance Fibers segment includes two business units: Cellulose Specialties and Absorbent Materials.

      Cellulose Specialties--Rayonier is one of the world's leading producers of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form of cellulose fiber. Rayonier concentrates on producing the most highly valued, technologically demanding forms of cellulose specialty products, such as cellulose acetate and high-purity cellulose ethers, and is a leading supplier of these products.

      Absorbent Materials--Rayonier is a major supplier of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

  Timber and Land

   The Timber and Land segment includes two business units: Timber and Land.

      Timber--Rayonier owns, leases or controls approximately 2.3 million acres of timberlands in the U.S. and New Zealand. The Company manages timberlands and sells standing timber to third parties.

      Land--Rayonier invests in timberlands seeking to maximize its returns from a full cycle of ownership. The end cycle includes selling portions of its land base to capture the appreciated value of the underlying asset. This program includes selling general timberland for others to manage and harvest, and selling higher and better use (HBU) real estate properties more valuable for commercial development, residential development and conservation purposes.

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

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

   The consolidated financial statements include the accounts of Rayonier and its subsidiaries. All significant intercompany balances and transactions are eliminated. All subsidiaries are consolidated for financial reporting purposes. For income tax purposes, several foreign subsidiaries are taxed in foreign jurisdictions and are not included in the consolidated tax return filed in the United States.

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of certain estimates by management (e.g., useful economic lives of assets) in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating, and therefore, actual results could differ from those estimates. See also - Critical Accounting Policies in Part II, Item 7, of the Management's Discussion and Analysis.

  New Accounting Standards

   In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record a legal obligation associated with the retirement of a tangible long-lived asset in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt the standard effective January 1, 2003, and is currently assessing the impact on its operations.

  Cash and Short-Term Investments

   Cash and short-term investments include time deposits and readily marketable debt securities with maturities at date of acquisition of three months or less.

  Inventory

   Inventories are valued at the lower of cost or market. The cost of manufactured performance fibers and MDF products are determined on the first-in, first-out (FIFO) basis. Other products are valued on an average cost basis. Inventory costs include material, labor and manufacturing overhead. Physical counts of inventories are taken at least annually. The provision for potential losses from obsolete, excess or slow-moving inventories is reviewed periodically.

   HBU real estate properties that are expected to be sold within one year are included in inventory. HBU real estate properties that are expected to be sold after one year are included in "Other Assets."

  Timber Purchase Agreements and Timber-Cutting Contracts

   Rayonier purchases timber for use in its Performance Fibers and Wood Products and Trading businesses. Timber that will be harvested within one year of the balance sheet date is classified as a current asset with the remainder classified as a non-current asset. Rayonier evaluates the realizability of timber purchases and timber-cutting contracts based on the estimated aggregate purchase price and harvesting cost of such timber and the sales values to be realized. Losses are recorded in the period that a determination is made that the aggregate costs in a major operating area will not be fully recoverable.

  Timber and Land

   The acquisition cost of timber and land and real estate taxes, lease rental payments, site preparation, and other costs relating to the planting and growing of timber are capitalized. Such accumulated costs attributed to merchantable timber are charged to cost of goods sold at the time the timber is harvested or land is sold, based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Timber and land are stated at the lower of cost, or market value.

  Property, Plant, Equipment and Depreciation

   Property, plant and equipment additions are recorded at cost, including applicable freight, taxes, interest, construction and installation costs. Interest capitalized in connection with major construction projects was $0 for 2001 and 2000 and $314 for 1999. Pulp mill assets are accounted for using the composite method. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed, and credited with the proceeds of salvage value, with no gain or loss recognized. Gains and losses with respect to any significant and unusual retirements of assets and all other assets not accounted for under the composite method are included in operating income.

   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

   The Company depreciates its assets using units of production and straight-line depreciation methods. At its Performance Fibers and MDF manufacturing facilities, the units of production method is used for all assets except office, lab, and transportation equipment. These assets are depreciated using the straight-line method over their useful economic lives. In addition, all of the assets at the Company's sawmills are depreciated using the straight-line method over the useful economic lives of the assets involved. Rayonier normally claims the maximum depreciation deduction allowable for tax purposes.

   Routine repair and maintenance costs are expensed as incurred. Costs associated with planned major maintenance activities, generally requiring a plant shutdown, are accrued pro rata in the year of the shutdown.

  Revenue Recognition

   Revenue from domestic sales of Performance Fibers products is recorded when goods are shipped and title passes. Foreign sales are recorded when the customer or agent receives the goods and title passes. Sale of timber is recorded when title passes to the buyer. Timber sales are sold either "lump-sum" with title passing immediately or "pay-as-cut" with title passing when the purchaser harvests the timber. Revenues from "pay-as-cut" sales are based on actual harvest volumes multiplied by contractually agreed upon prices. Land sales are recorded when title passes and when payment or substantial down payment is received.

  Environmental Costs

   Rayonier expenses environmental costs related to on-going businesses resulting from current operations. Expenditures that meaningfully extend the life or increase the efficiency of operating assets are capitalized. The Company accrues environmental obligations related to past activities or discontinued operations from which no current or future benefit is discernible. These obligations span 25 years into the future and require significant estimates to determine the proper value at any given point in time. Management periodically reviews and adjusts these estimates based on technological, regulatory or other changes that may affect them.

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



  Research and Development

   Research and development efforts are directed primarily at the development of new and improved cellulose fiber grades and related products, improved manufacturing efficiency, reduction of energy needs, improved product quality and development, and improved environmental controls. Research activities related to timberland operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve financial returns from timberland assets.

  Foreign Currency Translation

   Foreign operations, including Rayonier's New Zealand-based operations, use the U.S. dollar as the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Non-monetary assets, such as inventories, timber, and property, plant and equipment, are translated at historical exchange rates. Income and expense items are translated at average exchange rates prevailing during the year, except that inventories, depletion and depreciation charged to operations are translated at historical rates. Exchange gains and losses arising from translation are recognized currently in "Other operating income, net."

  Income Taxes

   Deferred income taxes are provided using the liability method under the provisions of SFAS No. 109, Accounting for Income Taxes. Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. U.S. income taxes have not been provided on earnings that the Company intends to permanently reinvest overseas.

  Pension and Postretirement Benefits

   Rayonier records pension and postretirement costs and liabilities, including an additional minimum liability in accordance with SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Numerous estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, health care cost trends, longevity and service lives of employees. Management reviews and updates these assumptions periodically. In addition, in the Notes to Financial Statements, the Company provides the disclosures required by SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits.

  Reclassifications

   Certain 2000 and 1999 amounts have been reclassified to agree with the current year presentation. These changes had no effect on net income or earnings per share (EPS).

3.  SEGMENT AND GEOGRAPHICAL INFORMATION

   Rayonier operates in three reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information:
Performance Fibers, Timber and Land (previously titled Timberland Management), and Wood Products and Trading. The 1999 segment information has been reclassified to agree with the segment presentation changes made in 2000 and 2001.

   The accounting policies of all operating segments are the same as those described in the Summary of Significant Accounting Policies. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



   Operating income (loss) as stated in the following table and as presented in the Statements of Consolidated Income is equal to segment income (loss). The income (loss) items below "Operating income" in the Statements of Consolidated Income are not allocated to segments. These items, which include interest and miscellaneous income (expense), and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

   Segment information for each of the three years ended December 31, 2001, follows (in millions of dollars):

                                                Sales           Operating Income (Loss)
                                       ----------------------  -------------------------
                                        2001    2000    1999    2001     2000     1999
                                       ------  ------  ------  -------  -------  -------
Performance Fibers.................... $  547  $  576  $  491  $    35  $    83  $    40
Timber and Land.......................    281     280     177      145      152      116
Wood Products and Trading.............    358     401     462      (11)     (17)      (3)
Corporate, other, and eliminations (a)    (21)    (30)    (22)     (19)     (28)     (17)
                                       ------  ------  ------  -------  -------  -------
   Total.............................. $1,165  $1,227  $1,108  $   150  $   190  $   136
                                       ======  ======  ======  =======  =======  =======

--------
(a) Includes unallocated corporate expenses and intersegment eliminations.

                                                           Depreciation
                          Gross Plant Additions (a) Depletion and Amortization    Identifiable Assets
                          ------------------------- -------------------------- --------------------------
                            2001     2000    1999     2001     2000     1999     2001     2000     1999
                          -------  -------  ------  -------  -------  -------  -------- -------- --------
Performance Fibers....... $    38  $    32  $   51  $    75  $    74  $    65  $    576 $    643 $    670
Timber and Land..........      37       47      29       89       89       29     1,183    1,243    1,409
Wood Products and Trading       2        9      14       13       13       10       206      234      163
Corporate and other......      --        2       1       --        1        1        50       32       23
Dispositions.............      --       --      --       --       --       --        10       10       15
                          -------  -------  ------  -------  -------  -------  -------- -------- --------
   Total................. $    77  $    90  $   95  $   177  $   177  $   105  $  2,025 $  2,162 $  2,280
                          =======  =======  ======  =======  =======  =======  ======== ======== ========

--------
(a) Custodial capital spending was $64 million, $70 million and $69 million in 2001, 2000 and 1999, respectively. Custodial capital spending is defined as capital expenditures to maintain current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition and to comply with regulatory requirements.

  Geographical Operating Information

   Information by geographical operating area for each of the three years ended December 31, 2001, is as follows (in millions of dollars):

                                          Operating
                         Sales          Income/(Loss)   Identifiable Assets
                  -------------------- ---------------  --------------------
                   2001   2000   1999  2001 2000  1999   2001   2000   1999
                  ------ ------ ------ ---- ----  ----  ------ ------ ------
    United States $1,012 $1,063 $  946 $145 $189  $144  $1,717 $1,852 $1,940
    New Zealand..    113    115    106    5   (1)   (7)    282    300    326
    All other....     40     49     56   --    2    (1)     26     10     14
                  ------ ------ ------ ---- ----  ----  ------ ------ ------
       Total..... $1,165 $1,227 $1,108 $150 $190  $136  $2,025 $2,162 $2,280
                  ====== ====== ====== ==== ====  ====  ====== ====== ======

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



   Rayonier's sales for the three years ended December 31, 2001, are as follows (in millions of dollars):

                                    Sales by Destination
                             ----------------------------------
                                2001        2000        1999
                             ----------  ----------  ----------
               United States $  656  56% $  662  54% $  590  54%
               Europe.......    126  11%    107   9%    101   9%
               Japan........    116  10%    135  11%    135  12%
               China........     81   7%     86   7%     56   5%
               Other Asia...     97   8%    124  10%    125  11%
               Latin America     45   4%     66   5%     66   6%
               Canada.......     34   3%     34   3%     21   2%
               All other....     10   1%     13   1%     14   1%
                             ------ ---  ------ ---  ------ ---
                  Total..... $1,165 100% $1,227 100% $1,108 100%
                             ====== ===  ====== ===  ====== ===

   The majority of sales to foreign countries are denominated in U. S. dollars.

4.  FINANCIAL INSTRUMENTS

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

   The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. SFAS No. 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The adoption did not have a material impact on the Company's consolidated financial position or results of operations. Transactions that provide for the forward purchase or sale of raw materials are not included in the financial statements until physical delivery of the product, as these transactions are done in the normal course of business and qualify for treatment as normal purchases and sales under SFAS No. 133.

  Foreign Currency Forward Contracts

   In the Company's New Zealand timber operations and at the New Zealand MDF manufacturing facility, normal operating expenses include contractor and license fees, care and maintenance of timberlands, salaries and wages, wood purchases and other production costs incurred. Rayonier hedges U.S./New Zealand dollar currency rate risk with respect to these New Zealand dollar operating expenditures (cash flow hedging).

   On September 1, 2001, the Company designated its New Zealand dollar forward contracts as cash flow hedges of certain forecasted New Zealand dollar cash outflows. Prior to this date, the Company marked the contracts to market and recorded the resulting gain or loss in the Statements of Consolidated Income. After the designation on September 1, 2001, changes in the fair value of the forward contracts were deferred and recorded as part of "Accumulated other comprehensive income (loss) (AOCI)." When the forecasted transaction comes to fruition and is recorded, amounts in AOCI are reclassified to the Statements of Consolidated Income. The change in the forward instruments' overall fair value attributable to time value is excluded from the measurement of the

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)


derivatives' effectiveness, and those changes are recognized in earnings throughout the life of the contract. These amounts are recorded on the line entitled "Interest and miscellaneous income (expense), net" in the Statements of Consolidated Income.

   At September 30, 2001 quarter end, the Company recorded an increase to current liabilities and a charge to accumulated other comprehensive income
(loss) of $209 after tax reflecting unrealized losses on the forward contracts. At December 31, 2001, changes in the fair value of the forward contracts resulted in net after-tax gains of $216 and an unrealized after-tax gain of $7 was recorded in accumulated other comprehensive income (loss). In 2001, the gains and losses representing the change in the forward contracts' time value, which is ignored for purposes of measuring the contracts' effectiveness, were insignificant.

   The maximum foreign currency forward contracts outstanding at any point in time during 2001 and 2000 totaled $17.7 million. At December 31, 2001, the Company held New Zealand foreign currency contracts maturing through May of 2002, totaling $4.6 million.

  Interest Rate Swap Agreements

   Rayonier periodically uses interest rate swap agreements to manage exposure to interest rate fluctuations. Such agreements involve the exchange of fixed rate interest payments for floating rate interest payments over the life of the agreement without the exchange of any underlying principal amounts. Rayonier's credit exposure is limited to the fair value of the agreements, and the Company enters into agreements only with counterparties having a long-term bond rating of "A" or higher. The Company does not enter into interest rate swap agreements for trading or speculative purposes and matches the terms and contract notional amounts to existing debt or debt expected to be refinanced. At December 31, 2000, the Company had an interest rate swap agreement with a total notional value of $5 million, which expired on February 23, 2001. There were no interest rate swap agreements outstanding at December 31, 2001.

  Fair Value of Financial Instruments

   At December 31, 2001, and 2000, the estimated fair values of Rayonier's financial instruments were as follows:

                                           2001                   2000
                                   --------------------  ----------------------
                                   Carrying              Carrying
                                    Amount    Fair Value  Amount    Fair Value
                                   ---------  ---------- ---------  -----------
Asset (liability).................
Cash and short-term investments... $  14,123  $  14,123  $   9,824  $     9,824
Debt..............................  (849,805)  (873,662)  (972,980)  (1,067,485)
Foreign currency forward contracts        59         59       (392)        (392)
Interest rate swap agreements.....        --         --         --          (59)

   Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:

      Cash and short-term investments--The carrying amount is equal to fair market value.

      Debt--The Company's short-term bank loans and floating rate debt approximate fair value. The fair value of fixed rate long-term debt is based upon quoted market prices for these or similar issues or rates currently available to the Company for debt with similar terms and maturities.

      Foreign currency forward contracts--The fair value of foreign currency forward contracts is based on dealer-quoted market prices of comparable instruments.

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



      Interest rate swap agreements--The fair value of interest rate swap agreements is based upon the estimated cost to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties.

5.  GAINS FROM SALES OF ASSETS

   In December 2000, Rayonier sold its 25 percent interest in a New Zealand timberland joint venture for $14.6 million, resulting in a gain of $7.6 million. In October 1999, Rayonier sold a marine terminal and associated properties in Hoquiam, WA, to the Port of Grays Harbor for $9.5 million, resulting in a gain of $7.7 million.

6.  CURRENT AND DEFERRED COSTS

   Unamortized debt issuance costs of approximately $6,707 and $7,438 at December 31, 2001, and 2000, respectively, are included in "Other Assets." Approximately $4,697 and $5,862 of the year 2001 and 2000 balances, respectively, relate to the 1999 major timberland acquisition. Such costs are amortized to interest expense over the respective term of the debt instruments and totaled $1,800, $2,184 and $529 in 2001, 2000 and 1999, respectively.

   Software costs are capitalized and amortized over a period not exceeding 60 months. Deferred software costs included in "Other Assets," net of accumulated amortization, totaled $7,732 and $11,428 as of December 31, 2001, and 2000, respectively. Amortization expense was $4,833, $5,323 and $4,248 in 2001, 2000 and 1999, respectively.

   Research and development costs are expensed as incurred and aggregated $9,309, $10,252 and $10,179 in 2001, 2000 and 1999, respectively.

7.  MAJOR TIMBERLAND ACQUISITION

   On October 25, 1999, Rayonier, through its subsidiary, Rayonier Timberlands Operating Company (RTOC), acquired approximately 968,000 owned and leased acres of timberland in Georgia, Florida and Alabama from Jefferson Smurfit Corporation (U.S.) (JSC) in a business combination accounted for by the purchase method. Under a Timber Cutting Agreement, the Company agreed to sell JSC 1.4 million tons of timber at prevailing market prices for 2000 and 2001. In late 2000, the Company and JSC amended the Agreement, whereby the volume sold was limited to the timber designated prior to September 5, 2000. The acquisition cost of $716 million, allocated to timberlands and land held for resale, was financed by $485 million in notes issued to JSC and $231 million in cash borrowed under a bank credit facility. RTOC manages the timberlands and sells standing timber on an open-market basis.

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



8.  INCOME TAXES

   The provision for income taxes consists of the following:

                                    2001     2000     1999
                                   -------  -------  -------
                   Current
                   U.S. federal... $16,974  $14,516  $20,200
                   State and local     759      636    1,004
                   Foreign........   2,359    1,450    1,372
                                   -------  -------  -------
                                    20,092   16,602   22,576
                                   -------  -------  -------
                   Deferred
                   U.S. federal...   4,877   13,987   10,582
                   State and local     376    1,272      902
                   Foreign........    (381)  (1,403)  (4,593)
                                   -------  -------  -------
                                     4,872   13,856    6,891
                                   -------  -------  -------
                      Total....... $24,964  $30,458  $29,467
                                   =======  =======  =======

   Deferred income taxes represent the tax effects related to recording revenues and expenses in different periods for financial reporting and tax return purposes. Deferred tax assets (liabilities) at December 31, 2001 and 2000 were related to the following principal temporary differences:

                                                          2001       2000
                                                        ---------  ---------
  Accelerated depreciation and depletion............... $(150,600) $(154,990)
  Reserves for dispositions and discontinued operations    41,811     35,837
  Deferred gain on land sale...........................   (11,678)        --
  All other, net.......................................   (13,874)   (11,180)
                                                        ---------  ---------
                                                        $(134,341) $(130,333)
                                                        =========  =========

   At December 31, 2001, the Company had New Zealand net operating loss carryforwards of $24 million. In addition, $1.4 million of foreign tax credit carryforwards and $7.3 million in deferred tax assets were available to reduce future income taxes. Management believes that it will obtain the full benefit of the deferred tax assets based on its evaluation of the Company's anticipated profitability over the period of years that the temporary differences are expected to be tax deductible. The current portion of the deferred tax liability of $2.6 million at December 31, 2001, is included in "Accrued taxes" in the accompanying Consolidated Balance Sheet.

   The Company has not provided taxes on approximately $69 million of undistributed foreign earnings, as the Company expects to reinvest such earnings in the future.

   In 2001, the tax benefit of $1.5 million related to the exercise of stock options was credited directly to shareholders' equity and is not included in the consolidated tax provision.

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



   A reconciliation of the income tax provision at the U.S. statutory rate to the reported provision for income taxes follows:

                                                                   2001     2000     1999
                                                                  -------  -------  -------
Income tax provision at U.S. statutory rate...................... $28,897  $38,026  $34,342
State and local taxes, net of federal tax benefit................     746    1,240    1,239
Foreign operations...............................................  (4,016)   1,438   (2,509)
Foreign sales corporations.......................................  (2,137)  (4,464)  (2,100)
Permanent differences............................................   2,727      385   (1,465)
Reduction in tax reserves resulting from completion of tax audits      --   (4,979)      --
Research and development tax credits and other, net..............  (1,253)  (1,188)     (40)
                                                                  -------  -------  -------
   Provision for income taxes--reported.......................... $24,964  $30,458  $29,467
                                                                  =======  =======  =======
Effective tax rate...............................................      30%      28%      30%
                                                                  =======  =======  =======

9.  NET INCOME PER COMMON SHARE

   Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. In 2001, 604,970 exercisable stock options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. In 2000, 1,051,472 stock options were similarly excluded.

   The following table provides details of the calculation of basic and diluted EPS for 2001, 2000, and 1999:

                                             2001        2000        1999
                                          ----------- ----------- -----------
  Net income............................. $    57,598 $    78,187 $    68,653
                                          =========== =========== ===========
  Shares used for determining basic EPS..  27,210,802  27,236,377  27,681,845
  Dilutive effect of:
     Stock options.......................     215,391     153,358     253,580
     Contingent shares...................     175,705     313,126     240,000
                                          ----------- ----------- -----------
  Shares used for determining diluted EPS  27,601,898  27,702,861  28,175,425
                                          =========== =========== ===========

10.  INVENTORY

   Rayonier's inventories included the following at December 31, 2001, and 2000:

                                                     2001    2000
                                                    ------- -------
             Finished goods........................ $55,530 $60,627
             Work in progress......................   8,570   9,076
             Raw materials.........................   9,636  11,044
             Manufacturing and maintenance supplies  17,274  16,359
                                                    ------- -------
             Total inventory....................... $91,010 $97,106
                                                    ======= =======

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



11.  DEBT

   Rayonier's debt included the following at December 31, 2001, and 2000:

                                                                           2001     2000
                                                                         -------- --------
Short-term bank loans at weighted average interest rates of 2.97% at
  December 31, 2001, and 8.01% at December 31, 2000..................... $ 10,000 $ 39,500
Commercial paper at discount rates of 7.75%.............................       --   20,000
Medium-term notes due 2001 at an average interest rate of 7.35%.........       --   16,000
Medium-term notes due 2004 at fixed interest rates of 6.00% to 6.15%....   50,000   55,000
Debentures at 7.5% coupon due 2002......................................   77,550   77,550
Pollution control and industrial revenue bonds due
  2002-2015 at variable interest rates of 1.55% to 6.50%................   77,255   79,930
RTOC installment notes due 2007-2014 at fixed interest rates of 8.29% to
  8.64%.................................................................  485,000  485,000
RTOC term loan due 2004 at a weighted average interest rate of 3.64% at
  December 31, 2001, and 8.26% at December 31, 2000.....................  150,000  200,000
                                                                         -------- --------
Total debt..............................................................  849,805  972,980
   Less: Short-term bank loans..........................................    5,000       --
   Current maturities...................................................    2,600    2,565
                                                                         -------- --------
Long-term debt.......................................................... $842,205 $970,415
                                                                         ======== ========

   During 2001, the Company reduced its long-term debt by $123.2 million. The $77,550 of 7.5% debentures due 2002 and $5,000 of short-term bank loans are classified as long-term debt maturing in 2004, because the Company has the ability and intent to refinance the notes using its available long-term credit facilities.

   Principal payments due during the next five years and thereafter are as follows:

                               2002..... $  7,600
                               2003.....    2,760
                               2004.....  285,470
                               2005.....    3,095
                               2006.....      515
                               2007-2015  550,365
                                         --------
                                         $849,805
                                         ========

   Rayonier has revolving credit agreements with a group of banks that provide the Company with unsecured credit facilities totaling $225 million. The revolving credit facilities are used for direct borrowings and in the past, as credit support for a commercial paper program. As of December 31, 2001, the Company had $225 million of available borrowings under this facility. In November 2002, $55 million of the facility expires and in November 2004, the remaining $170 million of the facility expires. In addition, in connection with the financing of the Smurfit timberland acquisition, RTOC entered into an agreement with a group of banks that provided RTOC with revolving credit facilities totaling $75 million and a term loan of $200 million, of which $150 million is outstanding at December 31, 2001. As of December 31, 2001, RTOC had $70 million of available borrowings under the revolving credit portion, which expires in 2004. Also due in 2004 are $50 million of medium-term notes. In addition, the Company has on file with the Securities and Exchange Commission, shelf registration statements to offer $150 million of new public debt securities.

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



   Rayonier has debt covenants based on earnings before interest, taxes, depreciation, and amortization (EBITDA). EBITDA is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales. This measure is not defined by generally accepted accounting principles. The most restrictive long-term debt covenants provide that the ratio of total debt to EBITDA not exceed 4.0 to 1 and EBITDA to consolidated interest expense not be less than 2.5 to 1. The ratio of consolidated cash flow available for fixed charges to consolidated fixed charges, as defined, should not be less than 1.6 to 1 through December 31, 2001, and should not be less than 1.65 to 1 thereafter. Additionally, the ratio of consolidated total debt to consolidated cash flow available for fixed charges should not exceed 4.5 to 1 through December 31, 2001, and should not exceed 4.25 to 1 thereafter. As of December 31, 2001, the Company was in compliance with all its covenants.

12.  DISPOSITIONS AND DISCONTINUED OPERATIONS

   Dispositions and discontinued operations include Rayonier's Port Angeles, WA, mill, which was closed on February 28, 1997; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1986; its Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition.

   As of December 31, 2001, and 2000, Rayonier had $6.9 million of receivables, net of reserves, from insurance claims included in "Other Assets." Such receivables represent the Company's claim for reimbursements in connection with property damage settlements relating to SWP's discontinued wood preserving operations.

   An analysis of activity in the reserves for dispositions and discontinued operations for each of the three years ended December 31, 2001, follows:

                                                            2001      2000      1999
                                                          --------  --------  --------
Balance, January 1....................................... $176,899  $168,531  $181,365
Benefit reserves related to dispositions and discontinued
  operations reclassified from other liabilities.........       --     2,290        --
Expenditures charged to reserves.........................   (8,195)   (8,966)  (12,834)
Additions to reserves....................................       --    15,044        --
                                                          --------  --------  --------
Balance, December 31..................................... $168,704  $176,899  $168,531
                                                          ========  ========  ========

   In the fourth quarter of 2000, the Company increased its closure reserve by approximately $16 million for the Port Angeles, WA, mill to cover future site maintenance costs and environmental remediation obligations. Other reserves were reduced in 2000 by approximately $1 million based on current evaluations. Charges to the reserve in 1999 relate primarily to the dismantling and demolition of the Port Angeles mill that was completed in 1999. Environmental remediation at the mill site commenced in 2000 with completion expected by 2005.

   Rayonier currently estimates that expenditures for environmental remediation and monitoring costs for all dispositions and discontinued operations in 2002 and 2003 will total approximately $13.1 million and $13.6 million, respectively. Such costs will be charged against Rayonier's reserves for estimated environmental obligations, which include monitoring and remediation costs. The Company believes such reserves are sufficient for costs expected to be incurred over the next 25-30 years with respect to dispositions and discontinued operations. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and also may be affected by new laws, regulations and administrative interpretations,

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)


and changes in environmental remediation technology. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

13.  SHAREHOLDERS' EQUITY

   An analysis of shareholders' equity for each of the three years ended December 31, 2001, follows:

                                                                Accumulated
                                             Common Shares         Other
                                         --------------------  Comprehensive Retained  Shareholders'
                                           Shares     Amount   Income/(Loss) Earnings     Equity
                                         ----------  --------  ------------- --------  -------------
Balance, January 1, 1999................ 27,767,309  $ 82,031     $   --     $559,398    $641,429
Net income..............................         --        --         --       68,653      68,653
Dividends paid ($1.29 per share)........         --        --         --      (35,669)    (35,669)
Issuance of shares under incentive stock
  plans.................................    191,652     5,469         --           --       5,469
Repurchase of common shares.............   (551,867)  (23,791)                     --     (23,791)
                                         ----------  --------     ------     --------    --------
Balance, December 31, 1999.............. 27,407,094  $ 63,709     $   --     $592,382    $656,091

Net income..............................         --        --         --       78,187      78,187
Dividends paid ($1.44 per share)........         --        --         --      (39,185)    (39,185)
Issuance of shares under incentive stock
  plans.................................    130,368     2,632         --           --       2,632
Repurchase of common shares.............   (433,000)  (17,624)        --           --     (17,624)
                                         ----------  --------     ------     --------    --------
Balance, December 31, 2000.............. 27,104,462  $ 48,717     $   --     $631,384    $680,101

Net income..............................         --        --         --       57,598      57,598
Dividends paid ($1.44 per share)........         --        --         --      (39,207)    (39,207)
Issuance of shares under incentive stock
  plans.................................    293,833    11,561         --           --      11,561
Unrealized gain on hedged transactions..         --        --          7           --           7
Minimum pension liability adjustments...         --        --       (709)          --        (709)
Repurchase of common shares.............    (52,900)   (2,031)        --           --      (2,031)
Tax benefit on exercise of stock options         --     1,474         --           --       1,474
                                         ----------  --------     ------     --------    --------
Balance, December 31, 2001.............. 27,345,395  $ 59,721     $ (702)    $649,775    $708,794
                                         ==========  ========     ======     ========    ========

14.  INCENTIVE STOCK PLANS

   The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Under the 1994 Plan, the Company may grant options to its employees up to 4.5 million Common Shares. The exercise price of each option equals the market price of the Company's stock on the date of grant. An option's maximum term is 10 years. Options vest in one-third increments over a three-year period starting on the date of grant.

   Restricted stock granted under the 1994 Plan vests after three years. No restricted shares were granted in 2001 or 2000. During 1999, 5,000 restricted shares were granted at a price of $45.56 per share.

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



   In 2001, 2000 and 1999, 103,500, 120,000 and 55,500 Common Shares,
respectively, were reserved for contingent performance shares. The actual number of performance shares to be issued is contingent upon the Company's total shareholder return, compared with either the Standard and Poor's 1500 Paper and Forest Product Index (2001 class), or a competitive peer group of 12 companies within the forest products industry (2000 and 1999 classes) over a three-year period. The grant-date fair values of the 2001, 2000 and 1999 performance shares were $38.31, $46.75 and $45.56, respectively. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock plans. The compensation cost recognized was $3,156, $433 and $1,252 in 2001, 2000 and 1999, respectively.

   The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation. Under SFAS No. 123, net income and basic and diluted earnings per share would have been reduced by $2,284 or 8 cents per share, $3,259 or 12 cents per share and $2,343 or 8 cents per share for 2001, 2000 and 1999, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2001, 2000 and 1999, respectively: dividend yield of 3.7 percent, 3.6 percent and 3.4 percent; expected volatility of 28.7 percent, 44.0 percent and 25.7 percent; risk-free interest rates of 4.8 percent, 6.5 percent and 4.7 percent, and an expected life of 7.5 years for all three years. The weighted average fair value of options granted during 2001, 2000 and 1999 was $9.69, $18.04 and $10.91, respectively.

   A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented below:

                                     2001                2000                1999
                              ------------------- ------------------- -------------------
                                         Weighted            Weighted            Weighted
                                         Average             Average             Average
                              Number of  Exercise Number of  Exercise Number of  Exercise
                               Shares     Price    Shares     Price    Shares     Price
                              ---------  -------- ---------  -------- ---------  --------
Options outstanding at
  beginning of year.......... 2,192,410   $37.78  1,911,642   $36.01  1,843,496   $34.20
Granted......................   368,050   $38.56    373,250   $46.24    255,500   $45.43
Exercised....................  (291,333)  $31.52    (64,318)  $31.81   (160,349)  $29.14
Canceled.....................   (45,667)  $43.49    (28,164)  $43.47    (27,005)  $42.34
                              ---------           ---------           ---------
Outstanding at end of year... 2,223,460   $38.61  2,192,410   $37.78  1,911,642   $36.01
                              =========           =========           =========
Exercisable at end of year... 1,461,100   $36.77  1,335,181   $33.66  1,317,190   $32.85
                              =========           =========           =========

   The following table summarizes information about stock options outstanding and exercisable:

                         Options Outstanding at          Options Exercisable at
                            December 31, 2001              December 31, 2001
                 --------------------------------------- ----------------------
                 Number     Weighted    Weighted Average Number     Weighted
    Range of       of       Average        Remaining       of       Average
 Exercise Prices Shares  Exercise Price Contractual Life Shares  Exercise Price
 --------------- ------- -------------- ---------------- ------- --------------
 $28.88-$33.50   709,677     $31.13           3.1        709,677     $31.13
 $36.25-$43.78   961,866     $39.71           6.9        495,380     $40.01
 $44.00-$50.75   551,917     $46.32           7.6        256,043     $46.17

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



15.  EMPLOYEE BENEFIT PLANS

   Employee benefit plan liabilities are estimated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. Rayonier has pension plans covering substantially all of its employees. Certain plans are subject to union negotiation. The pension plans are non-contributory. The following tables set forth net periodic benefit cost of Rayonier plans, and total pension and postretirement benefit expense for the three years ended December 31, 2001:

                                                           Pension                Postretirement
                                                ----------------------------  ----------------------
                                                  2001      2000      1999     2001    2000    1999
                                                --------  --------  --------  ------  ------  ------
Components of Net Periodic Benefit Cost
   Service cost................................ $  5,314  $  4,772  $  5,312  $  411  $  394  $  438
   Interest cost...............................    9,772     8,980     8,147   1,777   1,449   1,341
   Expected return on plan assets..............  (12,356)  (11,334)  (10,269)     --      --      --
   Amortization of prior service cost..........    1,285     1,088     1,088     (53)   (434)   (434)
   Amortization of transition amount...........     (661)     (661)     (661)     --      --      --
   Amortization of losses......................       81        89       142     463     461     618
                                                --------  --------  --------  ------  ------  ------
   Net periodic benefit cost of Rayonier plans.    3,435     2,934     3,759   2,598   1,870   1,963
   Defined contribution plans..................    2,362     2,318     2,222      --      --      --
   Multi-employer plans........................       --        --        --      --     565     525
                                                --------  --------  --------  ------  ------  ------
   Total pension/postretirement
     benefit expense........................... $  5,797  $  5,252  $  5,981  $2,598  $2,435  $2,488
                                                ========  ========  ========  ======  ======  ======

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



   The following tables set forth the funded status of the Rayonier pension and post-retirement benefit plans, the amounts recognized in the balance sheets of the Company at December 31, 2001 and 2000, and the principal weighted average assumptions inherent in their determination:

                                                             Pension          Postretirement
                                                      -------------------- ------------------
                                                         2001      2000      2001      2000
                                                       --------  --------  --------  --------
Change in Benefit Obligation
   Benefit obligation at beginning of year..........  $125,267   $115,661  $ 19,955  $ 19,370
   Service cost.....................................     5,314      4,772       411       394
   Interest cost....................................     9,772      8,980     1,777     1,449
   Actuarial loss...................................     7,397      3,342     1,984       443
   Plan amendments..................................     7,213         --     6,894        --
   Benefits paid....................................    (8,102)    (7,488)   (2,685)   (1,701)
                                                       --------  --------  --------  --------
   Benefit obligation at end of year................  $146,861   $125,267  $ 28,336  $ 19,955
                                                       --------  --------  --------  --------

Change in Plan Assets
   Fair value of plan assets at beginning of year...  $119,951   $129,746  $     --  $     --
   Actual return on plan assets.....................    (1,284)    (3,261)       --        --
   Employer contributions...........................    20,753      1,660     2,685     1,701
   Other expense....................................      (878)      (706)       --        --
   Benefits paid....................................    (8,102)    (7,488)   (2,685)   (1,701)
                                                       --------  --------  --------  --------
   Fair value of plan assets at end of year.........  $130,440   $119,951  $     --  $     --
                                                       --------  --------  --------  --------

Reconciliation of Funded Status at End of Year
   Funded status....................................  $(16,421)  $ (5,316) $(28,336) $(19,955)
   Unrecognized prior service cost..................    14,333      8,405     4,298    (2,649)
   Unrecognized actuarial net loss (gain)...........    15,024     (7,215)    8,895     7,374
   Unrecognized net transition obligation...........      (861)    (1,522)       --        --
                                                       --------  --------  --------  --------
   Prepaid/(accrued) benefit cost...................  $ 12,075   $ (5,648) $(15,143) $(15,230)
                                                       --------  --------  --------  --------

Amounts Recognized in the Consolidated Balance Sheet Consist of:
   Prepaid benefit cost.............................. $ 18,661   $  7,817  $     --  $     --
   Accrued benefit liabilty..........................   (9,506)   (13,465)  (15,143)  (15,230)
   Intangible asset..................................    1,793         --        --        --
   Accumulated other comprehensive loss..............    1,127         --        --        --
                                                       --------  --------  --------  --------
   Prepaid/(accrued) benefit cost.................... $ 12,075   $ (5,648) $(15,143) $(15,230)
                                                       --------  --------  --------  --------

Weighted Average Assumptions as of December 31:
   Discount rate.....................................     7.40%      7.75%     7.40%     7.75%
   Return on plan assets.............................     9.75%      9.75%       --        --
   Rate of compensation increase.....................     5.00%      5.00%       --        --
   Ultimate health care trend rate...................       --         --      5.00%     5.50%

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



   As of December 31, 2001, Rayonier decreased its plans' weighted average discount rate from 7.75 percent to 7.4 percent to more closely approximate interest rates on high quality, long-term obligations. In 2001, the assumed ultimate health care trend rate used to determine cost was 7.5 percent gradually decreasing to an ultimate rate of 5.5 percent in 2005. The rate to determine cost in 2002 will be 10.0 percent gradually decreasing to an ultimate rate of 5.0 percent in 2007.

   The following table shows the effect of a one-percentage point change in assumed health care cost trends:

                                                           1 Percent
                                                       ----------------
                      Effect on:                       Increase Decrease
                      ----------                       -------- --------
        Total of service and interest
         cost components..............................   $ 54    $ (49)
        Accumulated post-retirement benefit obligation   $809    $(750)

   The sum of the projected benefit obligations and the sum of the fair value of Plan assets for those pension plans with projected benefit obligations in excess of Plan assets were $70.5 million and $50.9 million, respectively at December 31, 2001, and $59.9 million and $44.5 million, respectively, as of December 31, 2000. The sum of the accumulated benefit obligations and the sum of the fair value of Plan assets for those pension Plans with accumulated benefit obligations in excess of Plan assets were $60.4 million and $50.9 million, respectively, as of December 31, 2001, and $51.3 million and $44.5 million, respectively, as of December 31, 2000.

   The provisions of SFAS No. 87, Employers' Accounting for Pensions, required Rayonier to record an additional minimum liability of $2.9 million at December 31, 2001. This liability represents the amount by which the accumulated benefit obligation exceeds the fair market value of Plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. An intangible asset of $1.8 million was recorded on December 31, 2001, and is included on the line titled "Other assets" in the Consolidated Balance Sheet. The remaining amount of $1.1 million, net of related tax benefits, is recorded as a component of shareholders' equity on the line titled "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheet at December 31, 2001.

   Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common shares with a fair market value of $43,972 and $38,027 at December 31, 2001 and 2000, respectively.

16.  COMMITMENTS

   The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $7,203, $7,490 and $7,265 in 2001, 2000 and 1999, respectively. Additionally, the Company has indirectly guaranteed approximately $12.9 million of debt that is secured by equipment used by its vendors to provide products to the Company. The Company also has long-term leases on certain timberlands in the Southeastern U.S. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally non-cancelable and require minimum annual rental payments.

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)



   At December 31, 2001, the future minimum rental payments under operating and timberland leases were as follows:

                                          Operating Timberland
                                           Leases     Leases
                                          --------- ----------
                  2002...................  $ 5,555   $ 4,599
                  2003...................   10,106     4,475
                  2004...................    2,005     4,408
                  2005...................    1,768     4,222
                  2006...................    1,727     4,187
                  Thereafter through 2036    6,564    73,617
                                           -------   -------
                                           $27,725   $95,508
                                           =======   =======

17.  CONTINGENCIES

   From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters.

  Legal Proceedings

   The Company is involved in various legal actions, including those involving environmental matters. Some of the actions include claims for substantial amounts. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company's consolidated financial position or results of operations.

   Rayonier has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes at ten sites, all of which relate to operations classified under "Dispositions and Discontinued Operations." Cost recovery actions against Rayonier and other PRPs are pending with respect to four of these sites. Rayonier has entered into or is in the process of negotiating consent orders for environmental remediation at five of these sites. Rayonier believes that an appropriate provision for remediation costs is included in its reserves for estimated environmental obligations, including the reserves for dispositions and discontinued operations. See Note 12, Dispositions and Discontinued Operations. In addition, there are various lawsuits pending against or affecting Rayonier and its subsidiaries, some of which involve claims for substantial sums, but whose outcomes are not expected to materially impact the Company's consolidated financial position or results of operations.

   On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS) for $28.3 million in tax deficiency and related penalties for an issue in dispute regarding the Company's 1996 and 1997 federal tax returns. The Company has been discussing this issue with the IRS since 1999. As a result, the notice of proposed disallowance was not unanticipated and the Company has provided adequate book reserves. The Company is contesting this matter and believes that the ultimate outcome will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

  Environmental Matters

   Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. Such environmental laws and regulations include the Federal Clean Air Act, the

                        RAYONIER INC. AND SUBSIDIARIES

             (Dollar amounts in thousands unless otherwise stated)


Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. The Company closely monitors all of its environmental responsibilities, together with trends in environmental laws and believes that the Company is in substantial compliance with current environmental requirements. It is the opinion of management that substantial expenditures over the next 10 years will be required in the area of environmental compliance. During 1997, the Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions but, due to the specialty nature of Rayonier's Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company's Performance Fibers mills. The Company continues to work with the EPA to establish such rules for these mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, future capital costs associated with existing environmental rules will not have a material impact on the Company's consolidated financial position or results of operations.

   Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may prevent timber harvesting, road building and other activities on the Company's timberlands. Over the past several years, the harvest of timber on private lands in the state of Washington has been restricted as a result of the listing of several species of birds and fish under the Endangered Species Act. The Company, through industry groups, has worked with the state of Washington to implement workable protective measures with respect to several endangered species. The effect has been to restrict harvesting on portions of the Company's Washington timberlands. The Company has taken account of these restrictions in its harvest plans. Such efforts are ongoing and, in the opinion of management, will not have a material impact on the Company's consolidated financial position or results of operations. Additionally, a number of environmental groups have filed suit in both federal and state courts challenging various aspects of existing and proposed state and federal regulations. This litigation is not expected to have a material impact on Rayonier's annual harvest volume.

18.  QUARTERLY RESULTS FOR 2001 AND 2000 (UNAUDITED)


                                      Quarter Ended
                     ------------------------------------------------   Total
                       March 31     June 30    Sept. 30     Dec. 31     Year
                     --------      --------   --------     --------   ----------
                     (Thousands of dollars, except per share amounts)
2001
   Sales............ $276,487     $346,362    $274,961    $267,103    $1,164,913
   Operating income.   37,878       64,522      22,065      25,309       149,774
   Net income.......   12,252       31,463       6,025       7,858        57,598
   Basic EPS........      .45         1.16         .22         .29          2.12
   Diluted EPS......      .45         1.14         .22         .28          2.09
2000
   Sales............ $354,597     $303,911    $269,502    $298,868    $1,226,878
   Operating income.   74,653       47,266      33,565      34,027       189,511
   Net income.......   35,473       17,431      12,105      13,178        78,187
   Basic EPS........     1.30          .64         .45         .48          2.87
   Diluted EPS......     1.27          .63         .44         .48          2.82

                        RAYONIER INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 2001, 2000, and 1999

                                     Balance
                                       at     Charged to
                                    Beginning  Cost and                            Balance at
                                     of Year   Expenses  Additions/(1)/ Write-Offs End of Year
                                    --------- ---------- -------------  ---------- -----------
(In thousands)
Year ended December 31, 2001
   Allowance for doubtful accounts.  $3,969       --           --           (577)    $3,392
                                     ======      ===          ===         ======     ======
Year ended December 31, 2000
   Allowance for doubtful accounts.  $4,859      114           --         (1,004)    $3,969
                                     ======      ===          ===         ======     ======
Year ended December 31, 1999
   Allowance for doubtful accounts.  $4,843      125          280           (389)    $4,859
                                     ======      ===          ===         ======     ======

--------
(1) Includes collected amounts previously charged to the reserve.

   All other required information is included in the accompanying Notes to Consolidated Financial Statements.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RAYONIER INC.


                                                   By: /S/  HANS E. VANDEN NOORT
                                                       -------------------------
                                                         Hans E. Vanden Noort
                                                          Vice President and
                                                         Corporate Controller

March 20, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

              *                  Chairman of the Board,
------------------------------    President, Chief Executive
        W. L. Nutter              Officer and Director
(Principal Executive Officer)
   /S/  GERALD J. POLLACK        Senior Vice President and    March 20, 2002
------------------------------    Chief Financial Officer
      Gerald J. Pollack
(Principal Financial Officer)
  /S/  HANS E. VANDEN NOORT      Vice President and           March 20, 2002
------------------------------    Corporate Controller
    Hans E. Vanden Noort
(Principal Accounting Officer)
              *                  Director
------------------------------
       Rand V. Araskog
              *                  Director
------------------------------
       Ronald M. Gross
              *                  Director
------------------------------
      Paul G. Kirk, Jr.
              *                  Director
------------------------------
     Katherine D. Ortega
              *                  Director
------------------------------
     Burnell R. Roberts
              *                  Director
------------------------------
       Carl S. Sloane
              *                  Director
------------------------------
       Ronald Townsend
              *                  Director
------------------------------
       Gordon I. Ulmer

*By:   /S/  HANS E. VANDEN NOORT                              March 20, 2002
     ---------------------------
           Hans E. Vanden Noort
             Attorney-In-Fact

                                       A

                                 EXHIBIT INDEX

Exhibit No.                     Description                                         Location
-----------                     -----------                                         --------

    2.1     Purchase and Sale Agreement dated July 28,          Incorporated by reference to Exhibit 2.1 to the
            1999 between Rayonier Inc. and Jefferson            Registrant's November 12, 1999 Form 8-K/A,
            Smurfit Corporation (U.S.)                          Amendment No. 1

    2.2     First Amendment to the Purchase and Sale            Incorporated by reference to Exhibit 2.2 to the
            Agreement dated October 25, 1999 between            Registrant's November 12, 1999 Form 8-K/A,
            Rayonier Inc. and Jefferson Smurfit Corporation     Amendment No. 1
            (U.S.)

    2.3     Assignment and Assumption Agreement dated           Incorporated by reference to Exhibit 2.3 to the
            October 25, 1999 between Jefferson Smurfit          Registrant's November 12, 1999 Form 8-K/A,
            Corporation (U.S.) and Timber Capital Holdings      Amendment No. 1
            LLC

    2.4     Assignment Agreement dated October 25, 1999         Incorporated by reference to Exhibit 2.4 to the
            between Rayonier Inc. and Rayonier                  Registrant's November 12, 1999 Form 8-K/A,
            Timberlands Operating Company, L.P.                 Amendment No. 1

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

    3.2     By-Laws                                             Incorporated by reference to Exhibit 3.2 to the
                                                                Registrant's December 31, 1995 Form 10-K

    4.1     Indenture dated as of September 1, 1992 between     Incorporated by reference to Exhibit 4.1 to the
            the Company and Bankers Trust Company, as           Registrant's December 31, 1993 Form 10-K
            Trustee, with respect to certain debt securities of
            the Company

    4.2     First Supplemental Indenture dated as of            Incorporated by reference to Exhibit 4.2 to the
            December 13, 1993                                   Registrant's December 31, 1993 Form 10-K

    4.3     364-Day Credit Agreement dated as of                Filed herewith
            November 19, 2001 among Rayonier Inc. as
            Borrower, the banks named therein as the Initial
            Lenders and Citibank, N.A. as Agent for the
            Lenders.

    4.4     Three Year Credit Agreement dated effective         Filed herewith
            November 19, 2001 among Rayonier Inc. as
            Borrower, the banks named therein as Initial
            Lenders, and Citibank, N.A. as Agent for the
            Lenders.

    4.5     Credit Agreement dated as of October 25, 1999       Incorporated by reference to Exhibit 4.1 to the
            between Rayonier Timberlands Operating              Registrant's September 30, 1999 Form 10-Q
            Company, L.P. and Credit Suisse First Boston,
            Morgan Stanley Senior Funding, Inc. and
            Citibank, N.A.

    4.6     Note Purchase Agreement dated as of                 Incorporated by reference to Exhibit 4.2 to the
            October 25, 1999 between Rayonier Timberlands       Registrant's September 30, 1999 Form 10-Q
            Operating Company, L.P. and Timber Capital
            Holdings LLC.

                                       B

Exhibit No.                    Description                                        Location
-----------                    -----------                                        --------

    4.7     Other instruments defining the rights of security Not required to be filed. The Registrant hereby
            holders, including indentures                     agrees to file with the Commission a copy of
                                                              any other instrument defining the rights of
                                                              holders of the Registrant's long-term debt upon
                                                              request of the Commission

     9      Voting trust agreement                            None

   10.1     Rayonier 1994 Incentive Stock Plan, as amended    Incorporated by reference to Exhibit 10.1 to the
                                                              Registrant's September 30, 1998 Form 10-Q.

   10.2     Rayonier Supplemental Senior Executive            Incorporated by reference to Exhibit 10.2 to the
            Severance Pay Plan                                Registrant's December 31, 1997 Form 10-K.

   10.3     Rayonier Investment and Savings Plan for          Incorporated by reference to Exhibit 10.3 to the
            Salaried Employees                                Registrant's December 31, 1997 Form 10-K.

   10.4     Retirement Plan for Salaried Employees of         Filed herewith
            Rayonier Inc. effective as of March 1, 1994,
            Amended and Restated January 1, 2000 and
            Further Amended Through October 19, 2001.

   10.5     Form of Indemnification Agreement between         Incorporated by reference to Exhibit 10.9 to the
            Rayonier Inc. and its Directors and Officers      Registrant's December 31, 1993 Form 10-K

   10.6     Rayonier Inc. Excess Benefit Plan                 Incorporated by reference to Exhibit 10.10 to
                                                              the Registrant's December 31, 1993 Form 10-K

   10.7     Amendment to Rayonier Inc. Excess Benefit         Incorporated by reference to Exhibit 10.7 to the
            Plan dated August 18, 1997                        Registrant's December 31, 1997 Form 10-K

   10.8     Rayonier Inc. Excess Savings and Deferred         Incorporated by reference to Exhibit 10.8 to the
            Compensation Plan                                 Registrant's December 31, 1997 Form 10-K

   10.9     Form of Rayonier Inc. Excess Savings and          Incorporated by reference to Exhibit 10.13 to
            Deferred Compensation Plan Agreements             the Registrant's December 31, 1995 Form 10-K

   10.10    Form of Indemnification Agreement between         Incorporated by reference to Exhibit 10.1 to the
            Registrant and directors of Rayonier Forest       Registrant's March 31, 1994 Form 10-Q
            Resources Company, its wholly owned
            subsidiary which is Managing General Partner of
            Rayonier Timberlands, L.P., who are not also
            directors of Registrant

   10.11    Description of Rayonier 1994 Incentive Stock      Incorporated by reference to Exhibit 10.1 to the
            Plan Contingent Performance Share Awards          Registrant's June 30, 1994 Form 10-Q

   10.12    Form of Rayonier 1994 Incentive Stock Plan        Incorporated by reference to Exhibit 10.1 to the
            Contingent Performance Share Award                Registrant's June 30, 1994 Form 10-Q
            Agreement

                                       C

Exhibit No.                  Description                                       Location
-----------                  -----------                                       --------

   10.13    Form of Rayonier 1994 Incentive Stock Plan     Incorporated by reference to Exhibit 10.17 to
            Restricted Share Award Agreement               the Registrant's December 31, 1995 Form 10-K

   10.14    Form of Rayonier 1994 Incentive Stock Non-     Incorporated by reference to Exhibit 10.18 to
            qualified Stock Option Award Agreement         the Registrant's December 31, 1995 Form 10-K

   10.15    Rayonier Substitute Stock Option Plan          Incorporated by reference to Exhibit 4(c) to the
                                                           Registrant's Registration Statement on Form
                                                           S-8 (File No. 33-52891)

   10.16    Form of Rayonier Substitute Stock Option       Incorporated by reference to Exhibit 10.20 to
            Award Agreements                               the Registrant's December 31, 1995 Form 10-K

   10.17    Split-Dollar Life Insurance Agreement dated    Incorporated by reference to Exhibit 10.2 to the
            June 22, 1994 between Rayonier Inc. and Ronald Registrant's June 30, 1994 Form 10-Q
            M. Gross

   10.18    Amendment to Split-Dollar Life Insurance       Incorporated by reference to Exhibit 10.18 to
            Agreement, dated July 22, 1997                 the Registrant's December 31, 1997 Form 10-K

   10.19    Deferred Compensation / Supplemental           Incorporated by reference to Exhibit 10.3 to the
            Retirement Agreement dated June 28, 1994       Registrant's June 30, 1994 Form 10-Q
            between Rayonier Inc. and Ronald M. Gross

   10.20    Amendment to Deferred Compensation /           Incorporated by reference to Exhibit 10.20 to
            Supplemental Retirement Agreement, dated       the Registrant's December 31, 1997 Form 10-K
            July 22, 1997

   10.21    Consulting Agreement dated October 19, 1998    Incorporated by reference to Exhibit 10.21 to
            between Rayonier Inc. and Ronald M. Gross      the Registrant's December 31, 1998 Form 10-K

   10.22    Form of Rayonier Outside Directors             Incorporated by reference to Exhibit 10.22 to
            Compensation Program/Cash Deferral Option      the Registrant's December 31, 1999 Form 10-K
            Agreement

   10.23    Description of Rayonier Split-Dollar Life      Incorporated by reference to Exhibit 10.23 to
            Insurance/Deferred Compensation Retention      the Registrant's December 31, 2000 Form 10-K
            Benefit Program

   10.24    Change in Control Agreement for W. Lee Nutter. Incorporated by reference to Exhibit 10.23 to the Registrant's September 30, 2001,
                                                           Form 10-Q.

   10.25    Trust Agreement for the Rayonier Inc. Legal    Filed herewith
            Resources Trust

   10.26    Trust Agreement for the Rayonier Inc.          Filed herewith
            Supplemental Senior Executive Severance Pay
            Plan and the Change in Control Agreement for
            W. Lee Nutter Executive Severance Trust

                                       D

Exhibit No.                   Description                           Location
-----------                   -----------                           --------

   10.27    Other material contracts                        None

    11      Statement re computation of per share earnings  Not required to be filed

    12      Statements re computation of ratios             Filed herewith

    13 Annual report to security holders, Form 10-Q or Not applicable quarterly report to security holders

    16      Letter re change in certifying accountant       Filed herewith

    18      Letter re change in accounting principles       Not applicable

    21      Subsidiaries of the Registrant                  Filed herewith

    22 Published report regarding matters submitted to None vote of security holders

    23      Consents of experts and counsel                 Filed herewith

    24      Powers of attorney                              Filed herewith

    28      Information from reports furnished to state     Not applicable
            insurance regulatory authorities

    99      Letter re Andersen assurances                   Filed herewith


                                       E