Form 10-Q
period 2002-03-31
RAYONIER INC
filed 2002-05-10
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 1-6780

Rayonier Inc.

Incorporated in the State of North Carolina
I.R.S. Employer Identification Number 13-2607329

50 North Laura Street, Jacksonville, FL 32202
(Principal Executive Office)

Telephone Number: (904) 357-9100

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
YES ☒     NO ☐

As of April 30, 2002, there were outstanding 27,718,065 Common Shares of the Registrant.

RAYONIER INC.

FORM 10-Q

MARCH 31, 2002

i

PART I—FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

RAYONIER INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME
(unaudited)
(thousands of dollars, except per share data)

	Three Months Ended
	March 31,
	2002	2001
Sales	$276,267	$276,487

Costs and expenses
Cost of sales	236,026	231,521
Selling and general expenses	11,455	7,558
Other operating expense (income), net	604	(470)

	248,085	238,609

Operating income	28,182	37,878
Interest expense	(15,223)	(18,915)
Interest and miscellaneous income (expense), net	376	(523)

Income before provision for income taxes	13,335	18,440
Provision for income taxes	(3,934)	(6,188)

Net income	9,401	12,252
Other comprehensive income (loss)
Unrealized gain on hedged transactions, net of income tax expense of $202	345	—

Comprehensive income	$9,746	$12,252

Net income per common share
Basic earnings per share	$0.34	$0.45

Diluted earnings per share	$0.33	$0.45

The accompanying Notes to Consolidated Financial Statements are an
integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)
(thousands of dollars)

	March 31, 2002	December 31, 2001
ASSETS
Current assets
Cash and short-term investments	$23,002	$14,123
Accounts receivable, less allowance for doubtful accounts of $3,176 and $3,392	103,142	101,480
Inventory
Finished goods	55,213	55,530
Work in process	9,652	8,570
Raw materials	6,857	9,636
Manufacturing and maintenance supplies	16,921	17,274

Total inventory	88,643	91,010
Timber purchase agreements	19,393	18,996
Other current assets	11,040	9,451

Total current assets	245,220	235,060

Other assets	74,197	77,448
Timber, timberlands and logging roads, net of depletion and amortization	1,116,317	1,131,723
Property, plant and equipment
Land, buildings, machinery and equipment	1,376,342	1,371,550
Less—accumulated depreciation	810,171	790,769

Total property, plant and equipment, net	566,171	580,781

Total assets	$2,001,905	$2,025,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,621	$65,247
Bank loans and current maturities	2,600	7,600
Accrued taxes	16,679	13,606
Accrued payroll and benefits	13,232	14,471
Accrued interest	18,518	6,391
Accrued customer incentives	8,913	12,935
Other current liabilities	16,118	17,360
Current reserves for dispositions and discontinued operations	15,255	15,310

Total current liabilities	148,936	152,920

Deferred income taxes	131,187	131,723
Long-term debt	812,120	842,205
Non-current reserves for dispositions and discontinued operations	151,613	153,394
Other non-current liabilities	37,371	35,976
Shareholders’ equity
Common shares, 60,000,000 shares authorized, 27,623,356 and 27,345,395 shares issued and outstanding	71,799	59,721
Retained earnings	649,236	649,775
Accumulated other comprehensive income (loss)	(357)	(702)

	720,678	708,794

Total liabilities and shareholders’ equity	$2,001,905	$2,025,012

The accompanying Notes to Consolidated Financial Statements are an
integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(unaudited)
(thousands of dollars)

	Three Months Ended March 31,
	2002	2001
Operating activities
Net income	$9,401	$12,252
Non-cash items included in income:
Depreciation, depletion and amortization	43,942	40,495
Deferred income taxes	(1,197)	4,117
Non-cash cost of land sales	2,700	255
Increase (decrease) in other non-current liabilities	3,656	(4,631)
Change in accounts receivable, inventory and accounts payable	(6,973)	5,232
Increase in current timber purchase agreements and other current assets	(1,641)	(2,024)
Decrease in other assets	2,990	2,579
Increase in accrued liabilities	8,697	2,651
Expenditures for dispositions and discontinued operations,
net of tax benefits of $661 and $754	(1,175)	(1,274)

Cash from operating activities	60,400	59,652

Investing activities
Capital expenditures, net of sales and retirements of $762 and $74	(16,313)	(20,998)

Cash used for investing activities	(16,313)	(20,998)

Financing activities
Issuance of debt	9,500	96,500
Repayment of debt	(44,500)	(125,500)
Dividends paid	(9,940)	(9,768)
Issuance of common shares	9,732	1,183

Cash used for financing activities	(35,208)	(37,585)

Cash and short term investments
Increase in cash and short-term investments	8,879	1,069
Balance, beginning of year	14,123	9,824

Balance, end of period	$23,002	$10,893

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,469	$7,077

Income taxes	$2,604	$229

The accompanying Notes to Consolidated Financial Statements are an
integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar amounts in thousands unless otherwise stated)

1.    Basis of Presentation

The unaudited financial statements reflect, in the opinion of Rayonier Inc. and subsidiaries (Rayonier or the Company), all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of certain estimates by management (e.g., useful economic lives of assets) in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating, and therefore, actual results could differ from those estimates. For a full description of accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2001 Annual Report on Form 10-K.

Reclassifications

Certain items in prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

2.    Earnings Per Common Share

The following table provides details of the calculation of basic and diluted earnings per common share (share amounts actual):

	Three Months Ended March 31,
	2002	2001
Net income	$9,401	$12,252

Shares used for determining basic earnings per common share	27,526,125	27,125,148
Dilutive effect of:
Stock options	309,708	166,489
Contingent shares	250,000	202,000

Shares used for determining diluted earnings per common share	28,085,833	27,493,637

Basic earnings per common share	$.34	$0.45

Diluted earnings per common share	$.33	$0.45

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollar amounts in thousands unless otherwise stated)

3.    Shareholders’ Equity

An analysis of shareholders’ equity for the three months ended March 31, 2002, and the year ended December 31, 2001, follows (share amounts actual):

	Common Shares		Accumulated Other Comprehensive	Retained	Shareholders’
	Shares	Amount	Income/(Loss)	Earnings	Equity
Balance, January 1, 2001	27,104,462	$48,717	$—	$631,384	$680,101
Net income	—	—	—	57,598	57,598
Dividends paid ($1.44 per share)	—	—	—	(39,207)	(39,207)
Issuance of shares under incentive stock plans	293,833	11,561	—	—	11,561
Unrealized gain on hedged transactions	—	—	7	—	7
Minimum pension liability adjustments	—	—	(709)	—	(709)
Repurchase of common shares	(52,900)	(2,031)	—	—	(2,031)
Tax benefit on exercise of stock options	—	1,474	—	—	1,474

Balance, December 31, 2001	27,345,395	$59,721	$(702)	$649,775	$708,794

Net income	—	$—	$—	$9,401	$9,401
Dividends paid ($0.36 per share)	—	—	—	(9,940)	(9,940)
Issuance of shares under incentive stock plans	277,961	10,737	—	—	10,737
Unrealized gain on hedged transactions	—	—	345	—	345
Tax benefit on exercise of stock options	—	1,341	—	—	1,341

Balance, March 31, 2002	27,623,356	$71,799	$(357)	$649,236	$720,678

4.    Identifiable Assets

Total assets by segment were as follows:
	March 31, 2002	December 31, 2001
Performance fibers	$563,771	$576,265
Timber and land	1,194,725	1,210,676
Wood products and trading	203,110	205,818
Corporate and other	29,903	21,829
Dispositions	10,396	10,424

Total	$2,001,905	$2,025,012

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information about segment sales and operating income.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollar amounts in thousands unless otherwise stated)

5.    Financial Instruments

The Company is exposed to various market risks, including changes in commodity prices, interest rates and foreign exchange rates. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee, whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into such financial instruments for trading purposes.

In our New Zealand timber operations and at our New Zealand medium density fiberboard (“MDF”) manufacturing facility, normal operating expenses include contractor and license fees, care and maintenance of timberlands, salaries and wages, wood purchases and other production costs incurred in manufacturing MDF. Rayonier hedges US/New Zealand dollar currency rate-risk with respect to these New Zealand dollar operating expenditures (cash flow hedging).

In the Company’s Statement of Consolidated Income for the three months ended March 31, 2002, a gain of approximately $0.1 million was recorded on foreign currency contracts reflecting primarily realized gains on contracts that matured, plus the time value changes for outstanding contracts. The Company recorded an after-tax gain of approximately $0.3 million in “Accumulated other comprehensive income (loss) (AOCI)” in the Consolidated Balance Sheet as of March 31, 2002. When the forecasted transaction comes to fruition and is recorded, the amounts in AOCI are reclassified to the Statements of Consolidated Income. We expect to reclassify this amount into earnings during the next ten months.

At March 31, 2002, the Company held foreign currency forward contracts maturing through January 2003 totaling $11.6 million (nominal value). The largest amount of contracts outstanding during the first three months of 2002 totaled $13.1 million (nominal value).

On March 13, 2002, the Company entered into an interest rate swap on $50 million of 6.15% fixed rate notes payable maturing in February 2004. The swap converts the notional amount from fixed rates to floating rates and matures in February 2004. The interest rate swap qualifies as a fair value hedge under Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense and was less than $0.1 million for the three months ended March 31, 2002. Based upon the current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in a liability of approximately $0.1 million and a decrease in debt of approximately $0.1 million at March 31, 2002.

6.    Sale of New Zealand East Coast Timberland Operations

During the first quarter of 2002, the Company received an unsolicited offer from a third party to purchase its timber operations located in New Zealand’s East Coast region for $63.5 million. All of Rayonier’s timberlands in the region, which are leased timberlands, are included in the offer, as well as all employees, capitalized improvements, business contracts, office and vehicle leases, miscellaneous assets and forestry data. The Company and the buyer signed a conditional purchase agreement on March 28, 2002, and the transaction is expected to close in the second quarter of 2002. While for accounting purposes there will be a pre-tax gain on sale in New Zealand, due to historical exchange rate treatment of the cost basis, an after-tax U.S. dollar loss of approximately 5 cents per share will be incurred from the transaction in this fiscal year based on a $0.44 U.S./NZ exchange rate. Cash proceeds from the transaction including interest in 2002 are anticipated to be approximately $65 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The preparation of Rayonier’s financial statements requires estimates, assumptions and judgements that affect the Company’s assets, liabilities, revenues and expenses. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company’s critical accounting policies, see the Management Discussion and Analysis in the 2001 Annual Report on Form 10-K.

Segment Information

Rayonier operates in three reportable segments: Performance Fibers, Timber and Land (previously titled Timberland Management), and Wood Products and Trading. Performance Fibers includes two business units, Cellulose Specialties and Absorbent Materials. The Timber and Land segment includes two business units, Timber and Land.

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable business segments were as follows (thousands of dollars):

	Three Months Ended March 31
	2002	2001
Sales
Performance Fibers
Cellulose Specialties	$90,555	$89,955
Absorbent Materials	38,735	49,079

Total Performance Fibers	129,290	139,034

Timber and Land
Timber	44,400	61,824
Land	19,077	1,234

Total Timber and Land	63,477	63,058

Wood Products and Trading	89,196	83,807
Intersegment Eliminations	(5,696)	(9,412)

Total Sales	$276,267	$276,487

Operating Income (loss)
Performance Fibers	$6,581	$14,720
Timber and Land
Timber	20,859	35,299
Land	8,582	844

Total Timber and Land	29,441	36,143

Wood Products and Trading	(1,591)	(6,213)
Corporate and Other	(6,249)	(6,772)

Total Operating Income	$28,182	$37,878

Operating income (loss) as stated in the preceding tables and as presented in the Statements of Consolidated Income is equal to Segment income (loss). The income (loss) items below “Operating income” in the Statements of Consolidated Income are not allocated to segments. These items, which include interest (expense) income, miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

Results of Operations

Sales and Operating Income

Sales for the first quarter of 2002 of $276 million were essentially equal to prior year first quarter sales. Lower absorbent materials prices, softer timber volume and prices, and weaker trading activity were offset by higher land sales and stronger lumber volume and prices. Operating income for the first quarter was $28 million, $10 million below prior year principally due to lower absorbent materials prices, and lower timber volume and prices. These unfavorable variances were partially offset by the favorable impact of higher land sales and lumber prices, along with lower lumber and Performance Fibers manufacturing costs.

Performance Fibers

Sales for the first quarter of 2002 were $129 million, $10 million lower than prior year first quarter, primarily due to lower absorbent materials prices. Operating income for the three months ended March 31, 2002, of $7 million was $8 million lower compared to the prior year period. The decline in operating income was primarily due to a 20 percent decline in average fluff pulp prices (the major component of the absorbent materials business) partially offset by lower manufacturing costs.

Cellulose Specialties

Sales of $91 million for the first quarter of 2002 were $1 million above the prior year first quarter. While prices remained steady, there was an increase in volume of 1 percent. Demand for cellulose specialty grades continued to be strong during the quarter.

Absorbent Materials

Sales of $39 million for the first quarter of 2002 were $10 million lower than the prior year first quarter. The decrease was primarily due to a 20 percent decline in average fluff pulp prices and approximately 3 percent lower sales volume.

Timber and Land

Sales of $63 million were essentially equal compared to first quarter 2001 while operating income of $29 million was $7 million below prior year first quarter. The decrease in operating income was primarily due to lower timber volume and prices, partly offset by higher land sales.

Timber

Sales for the first quarter of 2002 were $44 million, $17 million below prior year first quarter, with operating income of $21 million, $14 million lower than prior year. The decrease in sales and operating income was due to 11 percent lower average timber prices and 19 percent lower volume, primarily resulting from weak export and domestic markets in the Northwest U.S. and the timing of sales in the Southeast U.S.

Land

Sales for the first quarter of 2002 of $19 million increased by $18 million over the prior year first quarter, while operating income of $9 million increased by $8 million due to higher acreage sold in 2002.

Wood Products and Trading

Sales for the first quarter of 2002 were $89 million compared to $84 million in the first quarter of 2001. The operating loss of $2 million for the first quarter of 2002 compared favorably to $6 million in losses in the prior year’s first quarter. Sales increased due to higher lumber volume and prices partly offset by lower trading activity. The operating loss was lower due to higher lumber prices and lower manufacturing costs.

Corporate and Other

Corporate and other expenses for the first quarter of 2002 were $6 million compared to $7 million in the first quarter of 2001. The improvement resulted from the favorable impact of New Zealand foreign exchange rates and lower intersegment eliminations partly offset by higher stock price-based incentive compensation.

Other Income / Expense

Interest expense for the first quarter of 2002 was $15 million, a decrease of $4 million from the first quarter of 2001 primarily due to lower debt and interest rates.

Miscellaneous income (expense) for the first quarter of 2002 was income of $0.4 million compared to expense of $0.5 million in the prior year’s quarter. The improvement was due to approximately $0.9 million of higher expense in 2001 primarily from the mark to market remeasurement of New Zealand forward currency contracts. These contracts have been designated as cash flow hedges and gains or losses are recorded in AOCI until maturity. The net impact of New Zealand forward currency contracts that have matured in the first quarter of 2002 resulted in a gain of approximately $0.1 million.

The effective tax rate for the first quarter of 2002 was 29.5 percent compared to an effective tax rate of 33.6 percent for the prior year’s quarter. The Company’s effective tax rate continues to be below the U.S. statutory levels due to lower rates in effect for foreign subsidiaries, foreign exchange tax-related benefits and the impact of various tax credits.

Net Income

Net income for the first quarter of 2002 was $9 million, or $0.33 per diluted common share, compared to $12 million, or $0.45 per diluted common share, for the prior year first quarter. The decrease is primarily due to lower absorbent materials prices, and lower timber volume and prices. These unfavorable variances were partially offset by higher land sales and lumber prices, lower lumber and performance fibers manufacturing costs, lower interest expense and improved non-operating income principally due to a loss on the remeasurement of New Zealand dollar forward currency contracts in the prior year first quarter.

Other Items

Second quarter 2002 earnings are expected to be above first quarter 2002 earnings due to higher anticipated land sales, continued strength in the cellulose specialties business of the performance fibers segment, and seasonal price increases in lumber. Second quarter 2002 earnings are also expected to be higher than second quarter 2001 if the major land sale in 2001, which generated earnings of $0.75 per share, is excluded for comparative purposes.

Liquidity and Capital Resources

Cash flow provided by operating activities of $60 million for the first quarter of 2002 was comparable to the prior year quarter. Cash provided by operating activities financed capital expenditures of $16 million, dividends of $10 million and debt reduction of $35 million. Cash flow used for financing activities for the first quarter 2002, was $45 million in paid down capital (debt and equity) offset by $10 million in new capital from the exercise of stock options. This reflected a decrease of $2 million from prior year first quarter, due to an increase in the issuance of common shares, partly offset by higher net debt repayments in 2002. The Company did not repurchase any of its common shares during the quarter ended March 31, 2002, or March 31, 2001.

At March 31, 2002, debt was $815 million, a reduction of $35 million from December 31, 2001, and the debt-to-capital ratio was 53.1 percent compared to 54.5 percent at December 31, 2001. Net Debt (debt net of cash invested) was $794 million at quarter end, giving a net debt to capital ratio of 52.5 percent.

As of March 31, 2002, Rayonier had $300 million available under its revolving credit facilities. In conjunction with the Company’s long-term debt, certain covenant restrictions are required on the ratio of EBITDA (defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales) to interest expense and EBITDA to total debt. In addition, there are covenant requirements on the ratios of consolidated cash flow available for fixed charges to total debt. The covenants listed above are calculated on a trailing 12-month basis.

The most restrictive long-term debt covenants in effect for Rayonier as of March 31, 2002, were as follows:

	Covenant Requirement	Actual ratio at March 31, 2002
EBITDA to consolidated interest expense should not be less than	2.50 to 1	5.14 to 1
Total debt to EBITDA should not exceed	4.00 to 1	2.46 to 1
Consolidated cash flow available for fixed charges to consolidated fixed charges should not be less than	1.65 to 1	2.65 to 1
Consolidated debt to consolidated cash flow for fixed charges may not exceed	4.25 to 1	2.81 to 1

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

No material changes in guarantees or financial instruments such as letters of credit and surety bonds occurred in the first quarter of 2002.

Other Data

The discussion below is presented to enhance the reader’s understanding of Rayonier’s ability to generate cash, its liquidity and its ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: EBITDA and Free Cash Flow. These two measures are not defined by Generally Accepted Accounting Principles (GAAP). The discussion of EBITDA and Free Cash Flow is not intended to conflict with or change any of the GAAP disclosures described above, but to provide supplementary information that management deems to be relevant to analysts, investors and creditors. EBITDA and Free Cash Flow as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA for the first quarter of 2002 was $75 million, $3 million lower than the prior year first quarter. The decrease in EBITDA was primarily due to lower absorbent materials and timber prices partly offset by higher land sales and lumber prices, and lower lumber and performance fibers manufacturing costs.

Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions except per share amounts):

	Three months ended March 31,
	2002	Per Share	2001	Per Share
Net Income	$ 9.4	0.33	$12.3	0.45
Add: Income tax expense	3.9	0.14	6.2	0.23
Interest expense	15.2	0.54	18.9	0.69

Depreciation, depletion and amortization	44.0	1.57	40.4	1.46
Non-cash cost of land sales	2.7	0.10	0.3	0.01

EBITDA	$75.2	2.68	$78.1	2.84

Free cash flow (defined as EBITDA plus or minus significant non-recurring items, changes in working capital and long-term assets and liabilities (excluding the non-cash costs of land sales), less income taxes, interest expense, custodial capital spending and prior-year dividend levels) decreased $6 million, to $27 million for the first three months of 2002 primarily due to higher working capital requirements, changes in deferred taxes and higher cash balances, partly offset by higher other liabilities and income.

Below is a reconciliation of Cash Provided by Operating Activities to Free Cash Flow for the respective periods (in millions except per share amounts):

	Three Months Ended March 31,
	2002	2001
Cash provided by operating activities	$60.4	$59.7
Custodial capital spending, net	(15.1)	(16.5)
Dividends at prior year level	(9.9)	(9.8)
Increase in cash and short-term investments	(8.9)	(1.1)

Free Cash Flow	$26.5	$32.3

Free Cash Flow per share	$0.94	$1.17

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to various market risks, including changes in commodity prices, foreign exchange rates and interest rates. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used, as noted above, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading purposes. See also Note 5, “Financial Instruments” included in this Form 10-Q.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. During the first quarter of 2002, the Company entered into an interest rate swap in order to achieve a desired position of fixed and floating interest rates in its portfolio. Occasionally, callable bonds will be refinanced at the Company’s option if favorable economic conditions exist. Generally, the fair market value of fixed-interest-rate debt will increase as interest rates fall and decrease as interest rates rise.

Circumstances surrounding the Company’s exchange rate risk, commodity price risk and interest rate risk remain unchanged from December 31, 2001. For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2001 Annual Report on Form 10-K.

Safe Harbor

Comments about market trends, anticipated earnings, expected pricing levels and future activities such as land sales, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events that could impact customer demand; interest rate and currency movements; fluctuations in demand for cellulose specialties, absorbent materials, timber and wood products; adverse weather conditions; changes in production costs for wood products and performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions; and implementation or revision of governmental policies and regulations affecting the environment, import and export controls and taxes. For additional factors that could impact results, please see the Company’s 2001 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 5.    SELECTED OPERATING DATA

	Three Months Ended
	March 31, 2002	March 31, 2001
Performance Fibers
Sales volume
Cellulose specialties, in thousands of metric tons	104	103
Absorbent materials, in thousands of metric tons	70	72
Production as a percent of capacity	96.3%	98.6%
Timber and Land
Sales volume—Timber
Northwest U.S., in millions of board feet	70	88
Southeast U.S., in thousands of short green tons	1,241	1,575
New Zealand, in thousands of metric tons *	287	292
Timber sales volume—Intercompany
Northwest U.S., in millions of board feet	15	29
Southeast U.S., in thousands of short green tons	5	14
New Zealand, in thousands of metric tons *	179	144
Acres sold	18,900	415
Wood Products and Trading
Lumber sales volume, in millions of board feet	79	57
Medium-density fiberboard sales volume, in thousands of cubic meters	36	37
Log trading sales volume
North America, in millions of board feet	27	49
New Zealand, in thousands of cubic meters	211	214
Other, in thousands of cubic meters	118	123

* 2001 volume restated from cubic meters to metric tons

PART II—OTHER INFORMATION

ITEM 5.    SELECTED OPERATING DATA

SELECTED SUPPLEMENTAL FINANCIAL DATA
(millions of dollars, except per share data)

	Three Months Ended
	March 31, 2002	March 31, 2001
Geographical Data (Non-U.S.)
Sales
New Zealand	$27.3	$24.0
Other	13.3	12.0

Total	$40.6	$36.0

Operating income (loss)
New Zealand	$0.2	$0.6
Other	(1.4)	0.1

Total	$(1.2)	$0.7

Timber and Land
Sales
Northwest U.S.	$17.3	$25.1
Southeast U.S.	35.6	31.7
New Zealand	10.6	6.3

Total	$63.5	$63.1

Operating income (loss)
Northwest U.S.	$12.8	$20.1
Southeast U.S.	17.1	14.1
New Zealand	(0.5)	1.9

Total	$29.4	$36.1

EBITDA per Share
Performance Fibers	$0.86	$1.22
Timber and Land	1.96	2.02
Wood Products and Trading	0.07	(0.11)
Corporate and other	(0.21)	(0.29)

Total	$2.68	$2.84

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    See Exhibit Index

(b)    Rayonier, Inc. filed a report on Form 8-K dated February 27, 2002, that incorporates a news release issued by Standard and Poor’s on February 21, 2002, which revises its outlook on the Company from negative to stable based on Rayonier’s improved credit measures.

(c)    Rayonier, Inc. filed a report on Form 8-K dated March 18, 2002, to announce the rescission of Arthur Andersen’s appointment as independent auditors for 2002.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Vice President and Corporate Controller
May 10, 2002

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	No amendments

3.2	By-laws	No amendments

4	Instruments defining the rights of security holders, including indentures
Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission.

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