Form 10-Q
period 2002-06-30
RAYONIER INC
filed 2002-08-12
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES ☒     NO ☐

As of July 31, 2002, there were outstanding 27,752,168 Common Shares of the Registrant.

RAYONIER INC.
FORM 10-Q
JUNE 30, 2002

PART I.     FINANCIAL INFORMATION

Item I.     Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(unaudited)
(Thousands of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
SALES	$269,276	$336,705	$537,980	$606,000

COSTS AND EXPENSES
Cost of sales	220,763	262,781	450,051	487,437
Selling and general expenses	10,361	9,635	21,816	17,193
Other operating income, net	(1,363)	(81)	(793)	(551)

	229,761	272,335	471,074	504,079

OPERATING INCOME	39,515	64,370	66,906	101,921
Interest expense	(15,094)	(17,537)	(30,317)	(36,452)
Interest and miscellaneous (expense) income, net	(45)	737	331	214

INCOME FROM CONTINUING OPERATIONS, BEFORE TAX	24,376	47,570	36,920	65,683
Provision for income taxes	(6,783)	(16,082)	(10,350)	(22,060)

INCOME FROM CONTINUING OPERATIONS	17,593	31,488	26,570	43,623

DISCONTINUED OPERATIONS (Note 3)
Loss on sale of discontinued operations, net of income tax expense of $3,260	(1,743)	—	(1,743)	—
Income (loss) from discontinued operations, net of income tax expense of $373, $176, $739 and $387	392	(25)	816	92

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(1,351)	(25)	(927)	92

NET INCOME	16,242	31,463	25,643	43,715
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on hedged transactions, net of income tax expense of $280, $0, $474 and $0	497	—	843	—

COMPREHENSIVE INCOME	$16,739	$31,463	$26,486	$43,715

EARNINGS / (LOSS) PER COMMON SHARE
BASIC EARNINGS / (LOSS) PER SHARE
Continuing operations	$0.64	$1.16	$0.97	$1.61
Discontinued operations	(0.05)	—	(0.04)	—

Net income	$0.59	$1.16	$0.93	$1.61

DILUTED EARNINGS / (LOSS) PER SHARE
Continuing operations	$0.62	$1.14	$0.94	$1.58
Discontinued operations	(0.05)	—	(0.04)	0.01

Net income	$0.57	$1.14	$0.90	$1.59

The accompanying Notes to Condensed Consolidated Financial Statements are an
integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of dollars)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,691	$14,123
Accounts receivable, less allowance for doubtful accounts of $2,931 and $3,392	100,246	101,480
Inventory
Finished goods	64,363	55,530
Work in process	9,279	8,570
Raw materials	9,603	9,636
Manufacturing and maintenance supplies	17,179	17,274

Total inventory	100,424	91,010
Notes receivable	50,500	—
Timber purchase agreements	18,003	18,996
Other current assets	8,544	9,451

Total current assets	316,408	235,060

OTHER ASSETS	74,061	77,448
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,048,324	1,131,723
PROPERTY, PLANT AND EQUIPMENT
Land, buildings, machinery and equipment	1,377,727	1,371,550
Less—accumulated depreciation	827,720	790,769

Total property, plant and equipment, net	550,007	580,781

TOTAL ASSETS	$1,988,800	$2,025,012

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$66,273	$65,247
Bank loans and current maturities	400	7,600
Accrued taxes	18,324	13,606
Accrued payroll and benefits	12,945	14,471
Accrued interest	26,179	6,391
Accrued customer incentives	7,049	12,935
Other current liabilities	18,539	17,360
Current reserves for dispositions	15,230	15,310

Total current liabilities	164,939	152,920

DEFERRED INCOME TAXES	133,737	131,723
LONG-TERM DEBT	768,021	842,205
NON-CURRENT RESERVES FOR DISPOSITIONS	149,909	153,394
OTHER NON-CURRENT LIABILITIES	39,359	35,976
SHAREHOLDERS' EQUITY
Common Shares, 60,000,000 shares authorized, 27,747,168 and 27,345,395 shares issued and outstanding	77,213	59,721
Retained earnings	655,481	649,775
Accumulated other comprehensive income (loss)	141	(702)

	732,835	708,794

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,988,800	$2,025,012

The accompanying Notes to Condensed Consolidated Financial Statements are an
integral part of these consolidated statements.

RAYONIER, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Thousands of dollars)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Income from continuing operations	$26,570	$43,623
Non-cash items included in income:
Depreciation, depletion and amortization	80,230	96,830
Deferred income taxes	(3,269)	(703)
Non-cash cost of land sales	3,273	8,170
Increase (decrease) in other non-current liabilities	7,373	(33)
Change in accounts receivable, inventory and accounts payable	(8,555)	(25,032)
Decrease in current timber purchase agreements and other current assets	2,626	8,388
Decrease in other assets	2,715	4,437
Increase in accrued liabilities	20,229	13,856
Expenditures for dispositions, net of tax benefits of $1,284 and $1,411	(2,281)	(2,370)

Cash provided by operating activities of continuing operations	128,911	147,166

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements of $1,205 and $237	(33,597)	(38,580)

Cash used for investing activities of continuing operations	(33,597)	(38,580)

FINANCING ACTIVITIES
Issuance of debt	41,110	135,000
Repayment of debt	(123,310)	(228,795)
Dividends paid	(19,937)	(19,552)
Repurchase of common shares	(1,146)	—
Issuance of common shares	13,640	4,015

Cash used for financing activities of continuing operations	(89,643)	(109,332)

CASH PROVIDED BY DISCONTINUED OPERATIONS	18,897	1,035

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	24,568	289
Balance, beginning of period	14,123	9,824

Balance, end of period	$38,691	$10,113

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,207	$21,972

Income taxes	$8,253	$14,221

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of New Zealand East Coast operations	$52,500	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an
integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited financial statements reflect, in the opinion of Rayonier Inc. and subsidiaries (“Rayonier” or “the Company”), all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of certain estimates by management (e.g., useful economic lives of assets) in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating, and therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2001 Annual Report on Form 10-K.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 145, Rescission of FASB Statements No 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. As allowed by the FASB, the Company early adopted the Standard on April 1, 2002. During the second quarter of 2002, the Company refinanced $23.1 million of its revenue bonds. In accordance with the Standard, the write-off of the balance of the deferred financing fees of $0.2 million and the premium of $0.5 million paid upon the redemption of the original bonds were not classified as an extraordinary item in the Company’s Condensed Statements of Consolidated Income.

Reclassifications

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2.    EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share (share and earnings per share amounts actual):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income from continuing operations	$17,593	$31,488	$26,570	$43,623
(Loss) income from discontinued operations	(1,351)	(25)	(927)	92

Net income	$16,242	$31,463	$25,643	$43,715

Shares used for determining basic earnings per common share	27,728,798	27,166,182	27,628,014	27,145,779
Dilutive effect of:
Stock options	345,986	216,054	330,556	210,763
Contingent shares	250,000	202,000	250,000	202,000

Shares used for determining diluted earnings per common share	28,324,784	27,584,236	28,208,570	27,558,542

Basic earnings per common share
Continuing operations	$0.64	$1.16	$0.97	$1.61
Discontinued operations	(0.05)	—	(0.04)	—

Net income	$0.59	$1.16	$0.93	$1.61

Diluted earnings per common share
Continuing operations	$0.62	$1.14	$0.94	$1.58
Discontinued operations	(0.05)	—	(0.04)	0.01

Net income	$0.57	$1.14	$0.90	$1.59

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the six months ended June 30, 2002, and the year ended December 31, 2001, follows (share amounts actual):

	Common Shares		Accumulated Other Comprehensive	Retained	Shareholders’
	Shares	Amount	Income/(Loss)	Earnings	Equity
January 1, 2001	27,104,462	$48,717	$—	$631,384	$680,101
Net income	—	—	—	57,598	57,598
Dividends paid ($1.44 per share)	—	—	—	(39,207)	(39,207)
Issuance of shares under incentive stock plans	293,833	11,561	—	—	11,561
Unrealized gain on hedged transactions	—	—	7	—	7
Minimum pension liability adjustments	—	—	(709)	—	(709)
Repurchase of common shares	(52,900)	(2,031)	—	—	(2,031)
Tax benefit on exercise of stock options	—	1,474	—	—	1,474

December 31, 2001	27,345,395	59,721	(702)	649,775	708,794

Net income	—	—	—	25,643	25,643
Dividends paid ($0.72 per share)	—	—	—	(19,937)	(19,937)
Issuance of shares under incentive stock plans	424,673	16,265	—	—	16,265
Unrealized gain on hedged transactions, net	—	—	843	—	843
Repurchase of common shares	(22,900)	(1,146)	—	—	(1,146)
Tax benefit on exercise of stock options	—	2,373	—	—	2,373

June 30, 2002	27,747,168	$77,213	$141	$655,481	$732,835

4.	SEGMENT INFORMATION

Rayonier operates in three reportable segments: Performance Fibers, Timber and Land, and Wood Products and Trading.

Total assets by segment were as follows:

	June 30, 2002	December 31, 2001
Performance Fibers	$556,653	$576,265
Timber and Land	1,187,212	1,210,676
Wood Products and Trading	200,084	205,818
Corporate and other	34,477	21,829
Dispositions	10,374	10,424

Total	$1,988,800	$2,025,012

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands unless otherwise stated)

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable segments were as follows (thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
SALES
Performance Fibers	$124,110	$145,723	$253,400	$284,755
Timber and Land	58,013	109,987	119,404	171,446
Wood Products and Trading	91,249	82,626	172,881	159,244
Intersegment Eliminations	(4,096)	(1,631)	(7,705)	(9,445)

TOTAL SALES	$269,276	$336,705	$537,980	$606,000

OPERATING INCOME (LOSS)
Performance Fibers	$10,701	$13,158	$17,282	$27,878
Timber and Land	31,643	55,763	60,955	91,947
Wood Products and Trading	(9)	(312)	(2,440)	(6,972)
Corporate and other	(2,820)	(4,239)	(8,891)	(10,932)

TOTAL OPERATING INCOME	$39,515	$64,370	$66,906	$101,921

Operating income (loss) as stated in the preceding tables and as presented in the Condensed Statements of Consolidated Income is equal to Segment income (loss). The income (loss) items below “Operating income” in the Condensed Statements of Consolidated Income are not allocated to segments. These items, which include interest (expense) income, miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

5.    DISCONTINUED OPERATIONS

During the second quarter of 2002, the Company sold its New Zealand East Coast timberland operations and associated assets for $64.4 million. At closing the Company received $11.9 million in cash and a note receivable for $52.5 million. The note is payable in interest-bearing monthly payments through December 30, 2002. During June 2002, the Company received its first monthly installment payment of $2 million on the note receivable. Also, monthly payments have been and will be deposited in a trust, payable to Rayonier at December 30, 2002. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the sale and results of operations were recorded as a discontinued operation. The Company recorded an after-tax loss from discontinued operations of approximately $1.3 million or $0.05 per share in the second quarter of 2002, consisting of an after-tax loss of approximately $1.7 million from the sale, net of after-tax income from East Coast operations of $0.4 million. The Condensed Statements of Consolidated Income, Condensed Statements of Consolidated Cash Flows and related Notes have been reclassified to present the East Coast operations as a discontinued operation. The East Coast operations and associated assets were previously reported in the Company’s Timber and Land and Wood Products and Trading segments.

Operating results of the discontinued operation are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Net sales	11,442	9,658	19,005	16,850
Operating income	572	153	1,365	479
Net income/(loss) from discontinued operations	392	(25)	816	92

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Condensed Consolidated Balance Sheets, which have not been reclassified, include assets and liabilities of discontinued operations as follows:

	June 30, 2002	December 31, 2001
Current assets	$2,560	$4,017
Long-term assets	—	65,822

Total assets	2,560	69,839
Current liabilities	1,767	1,350
Other liabilities	—	1,366

Net assets of discontinued operations	$793	$67,123

A provision in the Company’s original agreement to purchase the East Coast property from the New Zealand government requires the Company, in the event of a sale, to guarantee five years of Crown Forest license obligations, estimated at $1.2 million per year. However, the purchaser (Huaguang Forests Co. Limited of China) is the primary obligor and has posted a performance bond with the New Zealand government.

6.    FINANCIAL INSTRUMENTS

The Company is exposed to various market risks, including changes in commodity prices, interest rates and foreign exchange rates. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee, whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into such financial instruments for trading purposes.

In our New Zealand timber operations and at our New Zealand medium density fiberboard (“MDF”) manufacturing facility, certain normal operating expenses, including contractor and license fees, care and maintenance of timberlands, salaries and wages, wood purchases and other production costs incurred in manufacturing MDF, are denominated in New Zealand dollars. Rayonier hedges US/New Zealand dollar currency rate-risk with respect to these operating expenditures (cash flow hedging).

In the Company’s Condensed Statements of Consolidated Income for the three and six months ended June 30, 2002, gains of approximately $0.1 million and $0.4 million, respectively, were recorded on foreign currency contracts reflecting primarily realized gains on contracts that matured, plus the time value changes for outstanding contracts. The Company recorded mark to market after-tax gains on foreign currency contracts of approximately $0.8 million in “Accumulated other comprehensive income (loss)” (“AOCI”) in the Condensed Consolidated Balance Sheet as of June 30, 2002. When the forecasted transactions come to fruition and are recorded, the amounts in AOCI are reclassified to the Condensed Statements of Consolidated Income. We expect to reclassify this amount into earnings during the next ten months.

At June 30, 2002, the Company held foreign currency forward contracts maturing through April 2003 totaling $11.0 million (nominal value). The largest amount of contracts outstanding during the first six months of 2002 totaled $13.1 million (nominal value).

In March 2002, the Company entered into an interest rate swap on $50 million of 6.15% fixed rate notes payable maturing in February 2004. The swap converts interest payments from fixed rates to floating rates and matures in February 2004. The interest rate swap qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense. The swap agreement settles every May 15, and November 15, until maturity. During the second quarter, the Company’s interest expense was reduced by $0.3 million. Based upon the current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in an asset of approximately $0.8 million and an increase in debt of approximately $0.8 million at June 30, 2002.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    LEGAL PROCEEDINGS

The Company considers the accounting for its environmental liabilities to be one of its critical accounting policies. Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges by the EPA and the Louisiana Department of Environmental Quality. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites that are still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties have been unable to complete the sale and the consent decree was vacated in May 2002. As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes, including the purchase of the facility by a third-party recycler, that will determine the Company’s ultimate liability, if any. None of these outcomes are considered sufficiently probable at this time to warrant the recognition of a liability in the Company’s financial statements. The Company is unable to formulate a range of possible losses. As such, the final outcome could have a material adverse effect on the Company’s results of operations.

PART I.    FINANCIAL INFORMATION

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

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable business segments were as follows (thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
SALES
Performance Fibers
Cellulose Specialties	$86,629	$95,931	$177,184	$185,885
Absorbent Material	37,481	49,792	76,216	98,870

Total Performance Fibers	124,110	145,723	253,400	284,755

Timber and Land
Timber	45,434	47,763	87,748	107,989
Land	12,579	62,224	31,656	63,457

Total Timber and Land	58,013	109,987	119,404	171,446

Wood Products and Trading	91,249	82,626	172,881	159,244
Intersegment Eliminations	(4,096)	(1,631)	(7,705)	(9,445)

TOTAL SALES	$269,276	$336,705	$537,980	$606,000

OPERATING INCOME (LOSS)
Performance Fibers	$10,701	$13,158	$17,282	$27,878
Timber and Land
Timber	20,889	21,420	41,619	56,762
Land	10,754	34,343	19,336	35,185

Total Timber and Land	31,643	55,763	60,955	91,947

Wood Products and Trading	(9)	(312)	(2,440)	(6,972)
Corporate and other	(2,820)	(4,239)	(8,891)	(10,932)

TOTAL OPERATING INCOME	$39,515	$64,370	$66,906	$101,921

Operating income (loss) as stated in the preceding tables and as presented in the Condensed Statements of Consolidated Income is equal to Segment income (loss). The income (loss) items below “Operating income” in the Condensed Statements of Consolidated Income are not allocated to segments. These items, which include interest (expense) income, miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

Results of Operations

Sales and Operating Income

Sales and operating income for the second quarter of 2002 of $269 million and $40 million, respectively, were $67 and $25 million lower than the comparable period in the prior year. These declines were primarily due to a major land sale in the second quarter of 2001, that contributed $59 million in sales and $33 million in operating income. Excluding that transaction, sales decreased due to lower Performance Fibers volume, absorbent materials prices, Southeast U.S. timber volume and Northwest U.S. timber prices, but operating income increased due to lower Performance Fibers manufacturing costs, higher routine land sales and higher Northwest U.S. timber volumes.

Sales and operating income of $538 million and $67 million, respectively, for the six months ended June 30, 2002, were $68 million and $35 million lower compared to the same period in the prior year. Excluding the major land sale, sales decreased slightly due to lower Performance Fibers volume and absorbent materials prices, Southeast U.S. timber volume and U.S. timber prices, while operating income was essentially flat.

Performance Fibers

Sales for the second quarter of 2002 were $124 million, down $22 million from the prior year second quarter due to lower absorbent materials volume and prices and lower cellulose specialties volume partially due to higher in-transit shipments. Operating income for the second quarter of 2002 of $11 million was $2 million below the prior year second quarter primarily due to lower fluff pulp prices (the major component of the absorbent materials business), and volumes, partially offset by lower manufacturing costs. Fluff pulp prices are impacted by commodity market paper pulp prices, which declined during 2001 and have continued to fall during 2002 due to the sluggish global economy.

Sales for the six months ended June 30, 2002, were $253 million, $31 million below the same period in the prior year due to lower absorbent materials prices and decreases in absorbent materials and cellulose specialties volumes. Operating income for the six months ended June 30, 2002, was $17 million, $11 million below the same period in the prior year, mainly due to lower absorbent materials prices and sales volumes, partly offset by favorable manufacturing costs.

Cellulose Specialties

Sales of $87 million for the second quarter of 2002 were $9 million below the prior year second quarter. While prices dropped by 1 percent, there was a 9 percent decrease in volume partly due to higher in-transit shipments. Sales of $177 million for the six months ended June 30, 2002, were $9 million below the same period in the prior year, primarily due to a 1 percent decrease in price and a 4 percent decrease in volume. The slight price decrease in both the second quarter and the six months ended June 30, 2002 was due to a change in product mix.

Absorbent Materials

Sales of $37 million for the second quarter of 2002 were $12 million lower than the prior year second quarter. The decrease was primarily due to a 15 percent decline in average fluff pulp prices and approximately 12 percent lower sales volume partially due to higher in-transit shipments. Sales of $76 million for the six months ended June 30, 2002, were $23 million below the same period in the prior year as prices were 17 percent lower and volumes were on average 7 percent below the six months ended June 30, 2001.

Timber and Land

Sales of $58 million for the second quarter of 2002 were $52 million below the prior year second quarter. The decrease was primarily due to the $59 million major land sale that occurred in the second quarter of 2001 and slightly lower timber sales. Operating income of $32 million for the second quarter of 2002 was $24 million lower than the prior year second quarter due to the major land sale in 2001. Excluding the major land sale, higher volume in the Northwest U.S and higher routine land sales in 2002 more than offset lower timber volume in the Southeast U.S. and lower prices in the Northwest U.S.

Sales and operating income of $119 million and $61 million, respectively, for the six months ended June 30, 2002, were $52 million and $31 million below the same period in the prior year. These decreases were principally due to the major land sale in 2001 and lower timber prices, partly offset by higher volume in the Northwest U.S. and higher routine land sales in 2002.

Timber

Sales for the second quarter of 2002 were $45 million, $2 million below the prior year second quarter due to a 26 percent decrease in volume in the Southeast U.S. and a 13 percent price decrease in the Northwest U.S., partially offset by an increase in Northwest U.S. volume of 64 percent. Operating income of $21 million for the second quarter of 2002 was essentially flat compared to the prior year second quarter. Sales of $88 million and operating income of $42 million for the six months ended June 30, 2002, were $20 million and $15 million lower compared to the same period in the prior year, respectively. The decrease in sales and operating income was due to price reductions in the Northwest and Southeast U.S. of 14 and 5 percent, respectively, as well as lower Southeast U.S. volume of 24 percent. These unfavorable variances were partly offset by higher Northwest U.S. volume of 9 percent.

Land

Sales for the second quarter of 2002 of $13 million decreased $50 million from the prior year second quarter and operating income of $11 million decreased $24 million, primarily due to the major land sale in 2001. Sales of $32 million for the six months ended June 30, 2002, were down $32 million compared to the same period in the prior year. Excluding the major land sale, sales and operating income improved $27 million and $17 million, respectively, due to higher routine land sales.

Wood Products and Trading

Sales for the second quarter of 2002 were $91 million compared to $83 million in the prior year second quarter. The operating results for the second quarters of both 2002 and 2001 were essentially breakeven. Sales increased due to higher lumber volume attributable to increased operating hours and improved productivity as well as favorable trading activity, partly offset by lower lumber prices compared to 2001. Second quarter 2002 lumber prices were adversely impacted as a result of Canadian producers’ shipping additional lumber to the U.S. prior to the implementation of the countervailing and anti-dumping duty on Canadian shipments.

Sales for the six months ended June 30, 2002, of $173 million were $14 million above the same period in the prior year. The increase was due to higher prices and volumes for both lumber and medium-density fiberboard partially offset by lower trading activity. The operating loss of $2 million for the six months ended June 30, 2002, was $5 million favorable compared to the same period in the prior year. This was due to improved trading margins and productivity, and lower lumber manufacturing costs.

Corporate and Other

Corporate and other expenses for the second quarter of 2002 were $2 million compared to $4 million in the prior year second quarter. The improvement resulted from the favorable impact of New Zealand foreign exchange rates and lower stock price-based incentive compensation. Corporate and other expenses for the six months ended June 30, 2002, were $9 million, $2 million lower than the same period in the prior year. The decrease primarily resulted from favorable New Zealand foreign exchange rates, slightly offset by higher stock price-based incentive compensation.

Other Income / Expense

Interest expense for the second quarter of 2002 was $15 million, a decrease of $2 million from the prior year second quarter mainly due to lower debt. Interest expense for the six months ended June 30, 2002, was $30 million compared to $36 million for the same period in the prior year resulting from lower debt and slightly lower rates.

Interest and miscellaneous income (expense) for the second quarter of 2002 was an expense of $0.1 million compared to income of $0.7 million in the prior year second quarter. The unfavorable variance was due principally to $0.5 million of expense in the second quarter of 2002 for redemption premiums paid to refinance a tax-exempt bond issue at favorable rates.

The effective tax rate for the second quarter of 2002 was 27.8 percent compared to 33.8 percent for the prior year second quarter. The six months ended June 30, 2002, effective tax rate was 28.0 percent compared to 33.6 percent for the same period in the prior year. During the second quarter and the six months ended June 30, 2002, the Company’s effective tax rate continued to be below the U.S. statutory and 2001 levels due to lower taxes on foreign operations.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the second quarters of 2002 and 2001 (in millions):

	Three months ended June 30,
	2002	%	2001	%
Income tax provision from continuing operations at U.S. statutory rate	$8.5	35.0	$16.6	35.0
State and local taxes, net of foreign tax benefit	0.2	0.8	0.6	1.3
Foreign operations	(1.2)	(5.1)	(0.2)	(0.5)
Foreign sales corporations	(0.8)	(3.4)	(1.2)	(2.5)
Permanent differences	0.1	0.5	0.2	0.4
Research and development tax credits, net	—	—	0.1	0.1

Income tax provision from continuing operations as reported	$6.8	27.8%	$16.1	33.8%

Income from Continuing Operations

Income from continuing operations for the second quarter of 2002 was $18 million, or $0.62 per diluted common share, compared to $31 million, or $1.14 per diluted common share, for the prior year second quarter. The decrease is primarily due to the major land sale in 2001 partially offset by higher routine land sales in 2002 and lower interest expense and corporate and other operating costs. Income from continuing operations of $27 million, or $0.94 per diluted common share, for the six months ended June 30, 2002, was $17 million lower than the same period in the prior year. The decrease was due to the absence of the major land sale in 2001 and lower timber harvest volume, partially offset by higher routine land sales.

Income (loss) from Discontinued Operations

The Company had a loss of $1.3 million or $0.05 per share from discontinued operations in the second quarter of 2002. This consisted of income from operations of $0.4 million and a loss of $1.7 million on the sale of the discontinued operations. For the six months ended June 30, 2002, the loss from discontinued operations was $0.9 million or $0.04 per share.

Other Items

The Company expects third quarter 2002 earnings to be lower than second quarter primarily due to seasonal volume declines in the Northwest U.S. timber operations.

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities from continuing operations of $129 million for the six months ended June 30, 2002, was $18 million lower than the same period in the prior year. The decrease was primarily from lower income in 2002 due to the absence of the major land sale, partially offset by lower working capital requirements. Cash provided by operating activities from continuing operations for the six months ended June 30, 2002, financed capital expenditures of $34 million, dividends of $20 million and debt payments of $82 million (net). Cash flow used for financing activities for the six months ended June 30, 2002, was supplemented by $14 million in new capital from the exercise of stock options, but reflected a decrease of $20 million from same period in the prior year due to higher debt repayments (net), in 2001. The Company repurchased 22,900 of its common shares during the six months ended June 30, 2002, for $1.1 million. No shares were repurchased in the first six months of 2001. Cash from discontinued operations provided an additional $19 million in 2002. On June 30, 2002, the Company had cash investments of $30.8 million, an increase of $25 million from year-end. The cash investments consisted of marketable securities with maturities at date of acquisition of 90 days or less.

The discussion below is presented to enhance the reader’s understanding of Rayonier’s ability to generate cash, its liquidity and its ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: EBITDA and Free Cash Flow. EBITDA is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales. Free Cash Flow is defined as EBITDA plus or minus significant non-recurring items, changes in working capital and long-term assets and liabilities (excluding the non-cash costs of land sales), less income taxes, interest expense, custodial capital spending and prior-year dividend levels. These two measures are not defined by Generally Accepted Accounting Principles, (“GAAP”). The discussion of EBITDA and Free Cash Flow is not intended to conflict with or change any of the GAAP disclosures described above, but to provide supplementary information that management deems to be relevant to analysts, investors and creditors. EBITDA and Free Cash Flow as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA for the second quarter of 2002 was $78 million, $53 million below the prior year second quarter. The decrease was primarily due to the major land sale in 2001, which contributed $58 million to EBITDA, plus lower absorbent materials and timber prices, lower lumber and performance fibers manufacturing costs. These decreases were partly offset by higher routine land sales and lumber prices. EBITDA for the six months ended June 30, 2002, was $151 million, $56 million below the same period in the prior year, due to the major land sale in 2001.

Below is a reconciliation of Income from Continuing Operations to EBITDA for the respective periods (in millions except diluted per share amounts):

	Three months ended June 30,
	2002	Per Share	2001	Per Share
Income from continuing operations	$17.5	0.62	$31.5	1.14
Add: Income tax expense	6.8	0.24	16.1	0.58
Interest expense	15.1	0.53	17.5	0.64
Depreciation, depletion and amortization	37.8	1.33	57.7	2.09
Non-cash cost of land sales	0.6	0.02	7.9	0.29

EBITDA	$77.8	2.74	$130.7	4.74

	Six months ended June 30,
	2002	Per Share	2001	Per Share
Income from continuing operations	$26.5	0.94	$43.6	1.58
Add: Income tax expense	10.4	0.37	22.0	0.80
Interest expense	30.3	1.07	36.5	1.32
Depreciation, depletion and amortization	80.2	2.84	96.8	3.52
Non-cash cost of land sales	3.3	0.12	8.2	0.30

EBITDA	$150.7	5.34	$207.1	7.52

Free cash flow decreased $46 million, to $54 million for the first six months of 2002. The decrease resulted primarily from lower income in 2002 due to the absence of the 2001 major land sale and a $24 million increase in cash and short-term investments during the six months ended June 30, 2002, over the same period in the prior year. These were partially offset by lower working capital requirements.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Free Cash Flow for the respective periods (in millions except diluted per share amounts):

	Six months ended June 30,
	2002	2001
Cash provided by operating activities of continuing operations	$128.9	$147.2
Custodial capital spending, net	(28.1)	(27.9)
Dividends at prior year level	(19.9)	(19.6)
Tax benefit on exercise of stock options	(2.4)	—
Increase in cash and short-term investments	(24.6)	(0.3)
Free Cash Flow	$53.9	$99.4

Free Cash Flow per share	$1.91	$3.61

Debt

At June 30, 2002, debt was $768 million, a reduction of $81 million from December 31, 2001, and the debt-to-capital ratio was 51.2 percent compared to 54.5 percent at December 31, 2001. Net debt, defined as debt less cash invested, was $738 million at

June 30, 2002, and the net debt-to-capital ratio was 50.2 percent. Net debt is not a measure defined by GAAP and is provided as supplementary information relevant to analysts, investors and creditors. The Company refinanced $23.1 million of its tax-exempt revenue bonds in the second quarter of 2002.

As of June 30, 2002, Rayonier had $300 million available under its committed revolving credit facilities. In conjunction with the Company’s long-term debt, certain covenant restrictions are required on the ratio of EBITDA to interest expense and EBITDA to total debt. In addition, there are covenant requirements in effect for Rayonier Timberlands Operating Company (“RTOC”) on the ratio of cash flow available for fixed charges to fixed charges and the ratio of debt to cash flow available for fixed charges. The covenants listed above are calculated on a trailing 12-month basis.

The most restrictive long-term debt covenants in effect for Rayonier as of June 30, 2002, were as follows:

	Covenant Requirement	Actual ratio at June 30, 2002
EBITDA to consolidated interest expense should not be less than	2.50 to 1	4.34 to 1
Total debt to EBITDA should not exceed	4.00 to 1	2.85 to 1
Consolidated cash flow available for fixed charges to consolidated fixed charges should not be less than	1.65 to 1	1.98 to 1
Consolidated debt to consolidated cash flow for fixed charges may not exceed	4.25 to 1	3.63 to 1

In addition to the covenants listed above, the revolving credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets and the making of certain payments between RTOC and Rayonier. The Company is currently in compliance with all of these covenants.

The Company has on file with the Securities and Exchange Commission shelf registration statements to offer $150 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

During the second quarter of 2002, the Company guaranteed five years of Crown forest timberland lease obligations estimated at $1.2 million per year in conjunction with the sale of its New Zealand East Coast operations. See Note 3. “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the guarantee. No other material changes in guarantees or financial instruments such as letters of credit and surety bonds occurred during the first six months of 2002.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 145, Rescission of FASB Statements No 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. As allowed by the FASB, the Company early adopted the Standard on April 1, 2002. During the second quarter of 2002, the Company refinanced $23.1 million of its revenue bonds. In accordance with the Standard, the write-off of the balance of the deferred financing fees of $0.2 million and the premium of $0.5 million paid upon the redemption of the original bonds were not classified as an extraordinary item in the Company’s Condensed Statements of Consolidated Income.

PART I.    FINANCIAL INFORMATION

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including changes in commodity prices, foreign exchange rates and interest rates. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used, as noted above, in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading purposes. See Note 6. “Financial Instruments” included in this Form 10-Q.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. During the first quarter of 2002, the Company entered into an interest rate swap in order to achieve a desired ratio of fixed and floating interest rates in its portfolio. As of June 30, 2002, the interest rate swap’s fair market value resulted in an asset of $0.8 million. Generally, the fair market value of fixed-interest-rate debt will increase as interest rates fall and decrease as interest rates rise.

Circumstances surrounding the Company’s exchange rate risk, commodity price risk and interest rate risk remain unchanged from December 31, 2001. For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2001 Annual Report on Form 10-K.

Safe Harbor

Comments about market trends and anticipated earnings and sales volumes are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events that could impact customer demand; interest rate and currency movements; fluctuations in demand for cellulose specialties, absorbent materials, timber and wood products; the impact of such market factors on the company’s timber sales in the U.S. and New Zealand; adverse weather conditions; changes in production costs for wood products and performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions or collection of proceeds from installment sales; and implementation or revision of governmental policies and regulations affecting the environment, import and export controls and taxes. For additional factors that could impact future results, please see the Company’s 2001 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges by the EPA and the Louisiana Department of Environmental Quality. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites that are still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties have been unable to complete the sale and the consent decree was vacated in May 2002. As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes, including the purchase of the facility by a third-party recycler, that will determine the Company’s ultimate liability, if any. None of these outcomes are considered sufficiently probable at this time to warrant the recognition of a liability in the Company’s financial statements. The Company is unable to formulate a range of possible losses. As such, the final outcome could have a material adverse effect on the Company’s results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 16, 2002. At that meeting, three directors were elected as follows (there were no broker non-votes with respect to the election of directors):

	Votes For	Votes Withheld
Directors of Class II, Term Expires in 2005
Paul G. Kirk, Jr.	22,336,331	318,640
Carl S. Sloane	22,567,146	87,825
Gordon I. Ulmer	22,395,982	258,989

ITEM 5(a).     SELECTED OPERATING INFORMATION *

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	101	110	205	213
Absorbent materials, in thousands of metric tons	66	75	136	147
Production as a percent of capacity	99	98	98	98

Timber and Land
Sales volume—Timber
Northwest U.S., in millions of board feet	80	49	150	137
Southeast U.S., in thousands of short green tons	1,191	1,611	2,432	3,186
New Zealand, in thousands of metric tons **	168	174	289	338

Timber sales volume—
Intercompany
Northwest U.S., in millions of board feet	19	6	34	35
Southeast U.S., in thousands of short green tons	3	16	8	30
New Zealand, in thousands of metric tons **	10	9	23	25

Acres sold	3,995	57,858	22,895	58,273

Wood Products and Trading
Lumber sales volume, in millions of board feet	86	63	165	120
Medium-density fiberboard sales volume, in thousands of cubic meters	41	39	77	76
Log trading sales volume North America in millions of board feet	32	37	59	86
New Zealand, in thousands of cubic meters	85	74	160	162
Other in thousands of cubic meters	86	109	204	232

*	Prior period amounts were reclassified to reflect the New Zealand East Coast operations as discontinued operations.
**	2001 volume restated from cubic meters to metric tons.

ITEM 5(a).    SELECTED OPERATING DATA * (millions of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Geographical Data (Non-U.S.)
Sales
New Zealand	$17.5	$16.6	$37.3	$33.4
Other	11.5	13.2	24.8	25.2

Total	$29.0	$29.8	$62.1	$58.6

Operating income (loss)
New Zealand	$2.5	$(0.2)	$1.9	$(4.6)
Other	0.4	(0.3)	(1.0)	(0.8)

Total	$2.9	$(0.5)	$0.9	$(5.4)

Timber and Land
Sales
Northwest U.S.	$21.3	$13.5	$38.6	$38.2
Southeast U.S.	33.0	91.8	68.6	123.9
New Zealand	3.7	4.6	12.2	9.3

Total	$58.0	$109.9	$119.4	$171.4

Operating income (loss)
Northwest U.S.	$15.6	$8.7	$28.4	$28.8
Southeast U.S.	16.0	45.8	33.2	59.9
New Zealand	—	1.2	(0.7)	3.2

Total	$31.6	$55.7	$60.9	$91.9

EBITDA per Share
Performance Fibers	$1.04	$1.18	$1.90	$2.40
Timber and Land	1.67	3.59	3.58	5.56
Wood Products and Trading	0.14	0.12	0.18	—
Corporate and other	(0.11)	(0.15)	(0.32)	(0.44)

Total	$2.74	$4.74	$5.34	$7.52

*	Prior period amounts were reclassified to reflect the New Zealand East Coast operations as discontinued operations.

Item 5(b).    Other Information

(b)	Approval of Non-Audit Services To Be Performed By Independent Auditors

At the Audit Committee’s regularly scheduled August meeting, the Committee approved a budget of non-audit services to be provided by Deloitte & Touche, independent auditors, covering tax advice to expatriate employees, tax consultation on general business matters, and tax return reviews of foreign entities in the aggregate amount of $187,000, representing 24% of the total fees anticipated, at this time, to be due Deloitte & Touche for fiscal 2002 activities (on an accrual basis).

Item 6.     Exhibits and Reports on Form 8-K

(a)	See Exhibit Index

(b)
(1) Rayonier, Inc. filed a report on Form 8-K dated May 23, 2002, to announce the rescission of Arthur Andersen and the appointment of Deloitte & Touche LLP as independent auditors for the Rayonier Investment and Savings Plan for Salaried Employees financial statements for the year ended December 31, 2001.

(2) Rayonier, Inc. filed a report on Form 8-K dated May 23, 2002, to announce the appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2002.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

By: /s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Vice President and Corporate Controller

CERTIFICATION OF PERIODIC FINANCIAL REPORTS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify that this Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained herein fairly presents, in all material respects, the financial condition and results of operations of Rayonier Inc.

/s/ W. L. NUTTER	/s/ GERALD J. POLLACK
W. L. Nutter	Gerald J. Pollack
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

August 12, 2002

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	No amendments

3.2	By-laws	Filed herewith

4	Instruments defining the rights of security holders, including indentures
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