Form 10-Q
period 2002-09-30
RAYONIER INC
filed 2002-11-13
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 1-6780

RAYONIER INC.

Incorporated in the State of North Carolina
I.R.S. Employer Identification Number 13-2607329

50 North Laura Street, Jacksonville, FL 32202
(Principal Executive Office)

Telephone Number: (904) 357-9100

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

As of November 8, 2002, there were outstanding 27,717,242 Common Shares of the Registrant.

RAYONIER INC.
FORM 10-Q
SEPTEMBER 30, 2002

SIGNATURE	18

Certifications Under Exchange Act Rule 13a-14	19

Exhibit Index	21

PART I.       FINANCIAL INFORMATION

Item I.      Condensed Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Thousands of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

SALES	$293,105	$263,853	$831,085	$869,853

COSTS AND EXPENSES
Cost of sales	248,144	234,878	698,195	722,315
Selling and general expenses	8,364	7,417	30,180	24,610
Other operating expense (income), net	1,348	(203)	555	(754)

	257,856	242,092	728,930	746,171

OPERATING INCOME	35,249	21,761	102,155	123,682

Interest expense	(14,281)	(16,431)	(44,598)	(52,883)
Interest and miscellaneous income (expense), net	876	1,012	1,207	1,226

INCOME FROM CONTINUING OPERATIONS, BEFORE TAX	21,844	6,342	58,764	72,025

Provision for income taxes	(6,366)	(344)	(16,716)	(22,404)

INCOME FROM CONTINUING OPERATIONS	15,478	5,998	42,048	49,621

DISCONTINUED OPERATIONS (Note 5)

Gain (loss) on sale of discontinued operations, net of income tax expense of $46, $0, $3,307 and $0	94	—	(1,649)	—
Income from discontinued operations, net of income tax expense of $29, $277, $768 and $664	66	27	882	119

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	160	27	(767)	119

NET INCOME	15,638	6,025	41,281	49,740

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized (loss) gain on hedged transactions, net of income tax benefit (expense) of $290, $123, ($184) and $123	(516)	(209)	327	(209)

COMPREHENSIVE INCOME	$15,122	$5,816	$41,608	$49,531

EARNINGS (LOSS) PER COMMON SHARE

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.55	$0.22	$1.52	$1.83
Discontinued operations	0.01	—	(0.03)	—

Net income	$0.56	$0.22	$1.49	$1.83

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.55	$0.22	$1.49	$1.80
Discontinued operations	0.01	—	(0.03)	—

Net income	$0.56	$0.22	$1.46	$1.80

The accompanying Notes to Condensed Consolidated Financial Statements are an
integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of dollars)

	September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,294	$14,123
Accounts receivable, less allowance for doubtful accounts of $2,966 and $3,392	100,395	101,480
Inventory
Finished goods	56,199	55,530
Work in process	7,096	8,570
Raw materials	10,330	9,636
Manufacturing and maintenance supplies	16,847	17,274

Total inventory	90,472	91,010
Note receivable	46,500	—
Timber purchase agreements	15,532	18,996
Other current assets	7,927	9,451

Total current assets	302,120	235,060

OTHER ASSETS	73,683	77,448
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,032,260	1,131,723
PROPERTY, PLANT AND EQUIPMENT
Land, buildings, machinery and equipment	1,358,389	1,371,550
Less - accumulated depreciation	814,663	790,769

Total property, plant and equipment, net	543,726	580,781

TOTAL ASSETS	$1,951,789	$2,025,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$64,301	$65,247
Bank loans and current maturities	77,980	7,600
Accrued taxes	13,467	13,606
Accrued payroll and benefits	15,903	14,471
Accrued interest	18,464	6,391
Accrued customer incentives	9,137	12,935
Other current liabilities	12,401	17,360
Current reserves for dispositions	12,065	15,310

Total current liabilities	223,718	152,920

DEFERRED INCOME TAXES	146,942	131,723
LONG-TERM DEBT	650,843	842,205
NON-CURRENT RESERVES FOR DISPOSITIONS	150,152	153,394
OTHER NON-CURRENT LIABILITIES	43,610	35,976
SHAREHOLDERS’ EQUITY
Common Shares, 60,000,000 shares authorized, 27,717,242 and 27,345,395 shares issued and outstanding	75,775	59,721
Retained earnings	661,124	649,775
Accumulated other comprehensive income (loss)	(375)	(702)

	736,524	708,794

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,951,789	$2,025,012

The accompanying Notes to Condensed Consolidated Financial Statements are an
integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Thousands of dollars)

	Nine Months Ended September 30,

	2002	2001

OPERATING ACTIVITIES
Income from continuing operations	$42,048	$49,621
Non-cash items included in income:
Depreciation, depletion and amortization	120,422	134,759
Deferred income taxes	8,807	1,391
Non-cash cost of land sales	8,239	8,715
Increase in other non-current liabilities	11,505	3,475
Change in accounts receivable, inventory and accounts payable	(3,533)	270
Decrease in current timber purchase agreements and other current assets	5,198	18,752
Decrease in other assets	4,896	5,760
Increase (decrease) in accrued liabilities	8,265	(6,030)
Expenditures for dispositions, net of tax benefits of $2,337 and $2,454	(4,150)	(4,126)

Cash provided by operating activities of continuing operations	201,697	212,587

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements of $245 and $153	(57,106)	(56,567)

Cash used for investing activities of continuing operations	(57,106)	(56,567)

FINANCING ACTIVITIES
Issuance of debt	45,110	147,500
Repayment of debt	(167,710)	(265,675)
Dividends paid	(29,932)	(29,384)
Repurchase of common shares	(3,144)	(2,031)
Issuance of common shares	14,225	6,864

Cash used for financing activities of continuing operations	(141,451)	(142,726)

CASH PROVIDED BY DISCONTINUED OPERATIONS	24,031	2,509

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	27,171	15,803
Balance, beginning of period	14,123	9,824

Balance, end of period	$41,294	$25,627

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30,439	$44,944

Income taxes	$8,596	$17,513

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of New Zealand East Coast operations (Note 5)	$52,500	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an
integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise stated)

1.       BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements reflect, in the opinion of Rayonier Inc. and its subsidiaries (collectively “Rayonier” or “the Company”), all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating, and therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2001 Annual Report on Form 10-K.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies Emerging Issues Task Force No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the standard effective January 1, 2003.

Reclassifications

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2.       EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share (share and earnings per share amounts actual):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Income from continuing operations	$15,478	$5,998	$42,048	$49,621
Income (loss) from discontinued operations	160	27	(767)	119

Net income	$15,638	$6,025	$41,281	$49,740

Shares used for determining basic earnings per common share	27,753,428	27,266,368	27,669,720	27,186,767
Dilutive effect of:
Stock options	197,858	221,935	283,511	210,930
Contingent shares	250,000	202,000	250,000	202,000

Shares used for determining diluted earnings per common share	28,201,286	27,690,303	28,203,231	27,599,697

Basic earnings (loss) per common share
Continuing operations	$0.55	$0.22	$1.52	$1.83
Discontinued operations	0.01	—	(0.03)	—

Net income	$0.56	$0.22	$1.49	$1.83

Diluted earnings (loss) per common share
Continuing operations	$0.55	$0.22	$1.49	$1.80
Discontinued operations	0.01	—	(0.03)	—

Net income	$0.56	$0.22	$1.46	$1.80

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise stated)

3.      SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the nine months ended September 30, 2002, and the year ended December 31, 2001, follows (share amounts actual):

				Accumulated Other Comprehensive

	Common Shares		Retained		Shareholders’

	Shares	Amount	Earnings	Income/(Loss)	Equity

January 1, 2001	27,104,462	$48,717	$631,384	$—	$680,101
Net income	—	—	57,598	—	57,598
Dividends paid ($1.44 per share)	—	—	(39,207)	—	(39,207)
Issuance of shares under incentive stock plans	293,833	11,561	—	—	11,561
Unrealized gain on hedged transactions	—	—	—	7	7
Minimum pension liability adjustments	—	—	—	(709)	(709)
Repurchase of common shares	(52,900)	(2,031)	—	—	(2,031)
Tax benefit on exercise of stock options	—	1,474	—	—	1,474

December 31, 2001	27,345,395	59,721	649,775	(702)	708,794

Net income	—	—	41,281	—	41,281
Dividends paid ($1.08 per share)	—	—	(29,932)	—	(29,932)
Issuance of shares under incentive stock plans	441,847	16,731	—	—	16,731
Unrealized gain on hedged transactions, net	—	—	—	327	327
Repurchase of common shares	(70,000)	(3,144)	—	—	(3,144)
Tax benefit on exercise of stock options	—	2,467	—	—	2,467

September 30, 2002	27,717,242	$75,775	$661,124	$(375)	$736,524

4.      SEGMENT INFORMATION

Rayonier operates in three reportable segments: Performance Fibers, Timber and Land, and Wood Products and Trading. Total assets by segment including corporate and dispositions were as follows:

	September 30, 2002	December 31, 2001

Performance Fibers	$544,695	$576,265
Timber and Land	1,177,831	1,210,676
Wood Products and Trading	187,971	205,818
Corporate and other	30,959	21,829
Dispositions	10,333	10,424

Total	$1,951,789	$2,025,012

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

SALES

Performance Fibers	$139,076	$136,777	$392,476	$421,532
Timber and Land	64,075	46,403	183,479	217,849
Wood Products and Trading	90,858	82,587	263,739	241,831
Intersegment Eliminations	(904)	(1,914)	(8,609)	(11,359)

TOTAL SALES	$293,105	$263,853	$831,085	$869,853

OPERATING INCOME (LOSS)

Performance Fibers	$10,852	$4,652	$28,134	$32,530
Timber and Land	32,767	21,672	93,722	113,619
Wood Products and Trading	(4,985)	(1,643)	(7,425)	(8,615)
Corporate and other	(3,385)	(2,920)	(12,276)	(13,852)

TOTAL OPERATING INCOME	$35,249	$21,761	$102,155	$123,682

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

5.      DISCONTINUED OPERATIONS

During the second quarter of 2002, the Company sold its New Zealand East Coast timber operations and associated assets for $64.4 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the sale and results of operations were recorded as discontinued operations. The agreement called for an initial down payment with the balance to be paid in monthly installments by December 30, 2002. As of September 30, 2002, the Company received $17.9 million from the sale, while cash flow from the operation totaled $6.1 million for the first nine months of 2002 and $2.5 million for the same period in 2001. The Company recorded an after-tax loss from discontinued operations of approximately $0.8 million or $0.03 per share in the first nine months of 2002, consisting of an after-tax loss of approximately $1.7 million from the sale, net of after-tax income from East Coast operations of $0.9 million. The Condensed Statements of Consolidated Income, Condensed Statements of Consolidated Cash Flows and related Notes have been reclassified to present the East Coast operations as a discontinued operation. The East Coast operations and associated assets were previously reported in the Company’s Timber and Land and Wood Products and Trading segments.

On October 23, 2002, the purchaser (Huaguang Forests Co. Limited of China, “Huaguang”) of the New Zealand East Coast timber operations prepaid the outstanding $46.5 million note receivable.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise stated)

Operating results of the discontinued operation are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$—	$11,107	$19,011	$27,957
Operating income	$95	$304	$1,650	$783
Net income from discontinued operations	$66	$27	$882	$119

The Condensed Consolidated Balance Sheets, which have not been reclassified, include assets and liabilities of discontinued operations as follows:

	September 30, 2002	December 31, 2001

Current assets	$62	$4,017
Long-term assets	—	65,822

Total assets	62	69,839
Current liabilities	161	1,350
Other liabilities	—	1,366

Net (liabilities) assets of discontinued operations	$(99)	$67,123

A provision in the Company’s original agreement to purchase the East Coast property from the New Zealand government requires the Company, in the event of a sale, to guarantee five years of Crown Forest license obligations, estimated at $1.2 million per year. However, Huaguang is the primary obligor and as such, has posted a performance bond with the New Zealand government.

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

In our New Zealand timber operations and at our New Zealand medium density fiberboard (“MDF”) manufacturing facility, certain normal operating expenses, including salaries and wages, wood purchases, contractor and license fees, care and maintenance of timberlands and other production costs incurred in manufacturing MDF, are denominated in New Zealand dollars. Rayonier hedges U.S./New Zealand dollar currency rate-risk with respect to these operating expenditures (cash flow hedging).

In the Company’s Condensed Statements of Consolidated Income for the three and nine months ended September 30, 2002, gains of approximately $0.6 million and $1.0 million, respectively, were recorded on foreign currency contracts reflecting primarily realized gains on contracts that matured, plus the time value changes for outstanding contracts. The Company had mark to market after-tax gains on foreign currency contracts of approximately $0.3 million in “Accumulated other comprehensive income (loss)” (“AOCI”) in the Condensed Consolidated Balance Sheet recorded as of September 30, 2002. When the forecasted transactions come to fruition and are recorded, the amounts in AOCI are reclassified to the Condensed Statements of Consolidated Income. We expect to reclassify the AOCI amount into earnings during the next ten months.

At September 30, 2002, the Company held foreign currency forward contracts maturing through July 2003 totaling a nominal value of $8.0 million. The largest nominal amount of contracts outstanding during the first nine months of 2002 totaled $13.1 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise stated)

In March 2002, the Company entered into an interest rate swap on $50 million of 6.15% fixed rate notes payable maturing in February 2004. The swap converts interest payments from fixed rates to floating rates and matures in February 2004. The interest rate swap qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense. The swap agreement settles every May 15, and November 15, until maturity. During the three and nine months ended September 30, 2002, this swap agreement reduced the Company’s interest expense by $0.3 million and $0.5 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in an asset of approximately $1.6 million and a corresponding increase in debt at September 30, 2002.

On October 15, 2002, the Company paid off the remaining $78 million of outstanding 7.5% notes utilizing $63 million in available cash and $15 million from its credit line. The $78 million was recorded in “Bank loans and current maturities” in the September 30, 2002, Condensed Consolidated Balance Sheet. The Company has subsequently repaid the $15 million in short-term credit line borrowings.

7.       LEGAL PROCEEDINGS

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

Critical Accounting Policies

The preparation of Rayonier’s consolidated financial statements requires estimates, assumptions and judgements that affect the Company’s assets, liabilities, revenues and expenses. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company’s critical accounting policies, see the Management Discussion and Analysis in the 2001 Annual Report on Form 10-K.

Pension Liabilities

The severe decline in the U.S. equity markets has reduced the value of the Company’s pension plan assets and lower interest rates have increased the net present value of accumulated benefit obligations. At September 30, 2002, the Company’s plans were underfunded (projected benefit obligation in excess of the fair market value of the plan assets) by approximately $68 million versus $16 million at December 31, 2001. As a result, assuming plan asset values and interest rates remain at September 30, 2002 levels, the Company would be required at year-end to record a non-cash, after-tax charge to Shareholders’ Equity of approximately $30 to $35 million for minimum pension fund liabilities. Under such circumstances, and taking into account expected changes in key pension assumptions, pension expense for 2003 would increase approximately $3 to $4 million from 2002 and 2001 levels of $3.4 million. The required cash contribution for plan year 2003 would then be $10 to $11 million, which can be funded no later than September 15, 2004, although the Company may elect to contribute such amount in 2003. The Company contributed $0.6 million during the first nine months of 2002 and $20.8 million during 2001.

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

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable business segments were as follows (thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

SALES

Performance Fibers
Cellulose Specialties	$97,449	$96,108	$274,633	$281,993
Absorbent Materials	41,627	40,669	117,843	139,539

Total Performance Fibers	139,076	136,777	392,476	421,532

Timber and Land
Timber	35,780	39,000	123,528	146,989
Land	28,295	7,403	59,951	70,860

Total Timber and Land	64,075	46,403	183,479	217,849

Wood Products and Trading	90,858	82,587	263,739	241,831
Intersegment Eliminations	(904)	(1,914)	(8,609)	(11,359)

TOTAL SALES	$293,105	$263,853	$831,085	$869,853

OPERATING INCOME (LOSS)

Performance Fibers	$10,852	$4,652	$28,134	$32,530

Timber and Land
Timber	14,175	16,100	55,794	72,862
Land	18,592	5,572	37,928	40,757

Total Timber and Land	32,767	21,672	93,722	113,619

Wood Products and Trading	(4,985)	(1,643)	(7,425)	(8,615)
Corporate and other	(3,385)	(2,920)	(12,276)	(13,852)

TOTAL OPERATING INCOME	$35,249	$21,761	$102,155	$123,682

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

Results of Operations

Sales and Operating Income

Sales and operating income for the third quarter of 2002 of $293 million and $35 million were $29 and $13 million, respectively, above the comparable period in the prior year. The sales increase was primarily due to higher land sales and improved trading activity, partly offset by lower performance fibers and lumber prices. Operating income improved mainly due to higher land sales and lower performance fibers manufacturing costs, partly offset by weaker performance fibers and lumber prices.

Sales and operating income of $831 million and $102 million for the nine months ended September 30, 2002 were $39 million and $22 million, respectively, below the same period in the prior year. Sales decreased due to lower performance fibers volume and prices, and reduced Southeast U.S. timber volume and land sales. This was partly offset by increased lumber volume and trading activity. Operating income was lower due to weaker performance fibers prices, U.S. timber prices and Southeast U.S. timber volume, partly offset by favorable performance fibers and lumber manufacturing costs.

Performance Fibers

Sales for the third quarter of 2002 were $139 million, $2 million above the prior year third quarter due to higher volumes, partly offset by lower prices. Operating income for the third quarter of 2002 of $11 million was $6 million above the prior year third quarter due to reduced manufacturing costs, partly offset by lower prices. Fluff pulp prices during the third quarter of 2002 were 4 percent below the third quarter of 2001.

Sales for the nine months ended September 30, 2002, were $392 million, $29 million below the same period in the prior year due to lower volumes and absorbent material prices. Operating income for the nine months ended September 30, 2002, was $28 million, $4 million below the same period in the prior year due to lower absorbent materials prices, partly offset by favorable manufacturing costs.

Cellulose Specialties

Sales of $97 million for the third quarter of 2002 were $1 million above the prior year third quarter. While prices declined by 2 percent due to a change in product mix, there was a 4 percent increase in volume. Sales of $275 million for the nine months ended September 30, 2002, were $7 million below the same period in the prior year, primarily due to a 1 percent decrease in price and volume. Prices for acetate fibers (our principal cellulose specialties product) remained steady; however, prices for other cellulose based products declined slightly.

Absorbent Materials

Sales of $42 million for the third quarter of 2002 were $1 million above the prior year third quarter due to an 8 percent increase in volume, partly offset by a 6 percent decline in average fluff pulp prices. Sales of $118 million for the nine months ended September 30, 2002, were $22 million below the same period in the prior year as prices declined 14 percent and sales volumes declined 3 percent. Fluff pulp prices are impacted by commodity paper pulp prices, which declined during 2001 and have remained at depressed levels during 2002 due to the sluggish global economy.

Timber and Land

Sales of $64 million and operating income of $33 million for the third quarter of 2002 were $18 million and $11 million above the prior year third quarter, respectively, due to higher land sales, partly offset by lower timber sales volume.

Sales and operating income of $183 million and $94 million for the nine months ended September 30, 2002, were $34 million and $20 million, respectively, below the same period in the prior year. These decreases were principally due to lower Southeast U.S. timber volumes and land sales and weaker U.S. timber prices.

Timber

Sales for the third quarter of 2002 were $36 million, $3 million below the prior year third quarter due to a 23 percent decrease in timber volume in the Northwest U.S. and a 4 percent reduction in Southeast U.S. pine prices. Operating income of $14 million for the third quarter of 2002 was $2 million below the prior year third quarter primarily due to lower U.S. timber volume and Southeast U.S. timber prices, partly offset by higher New Zealand timber prices and the favorable impact of balance sheet related foreign exchange translation. Sales of $124 million and operating income of $56 million for the nine months ended September 30, 2002, were $23 million and $17 million below the same period in the prior year, respectively. These decreases were due to price declines in the U.S. and an 18 percent decline in Southeast U.S. timber volume, partly offset by an 11 percent increase in New Zealand timber prices.

Land

Sales for the third quarter of 2002 of $28 million and operating income of $19 million increased $21 million and $13 million, respectively, from the prior year third quarter primarily due to the timing of sales in 2002. Sales of $60 million for the nine months ended September 30, 2002, were $11 million below the same period in the prior year primarily due to the $59 million major sale that occurred in 2001, partly offset by an increase in higher and better use sales. Operating income of $38 million for the nine months ended September 30, 2002, was $3 million below the same period in the prior year due to lower sales. Sales and operating income can fluctuate materially from period to period due to the unpredictability of the closing process of real estate transactions.

Wood Products and Trading

Sales for the third quarter of 2002 were $91 million compared to $83 million in the prior year third quarter. The operating results for the third quarter of 2002 were a loss of $5 million, compared with a loss of $2 million in the prior year third quarter. Despite improved sales, the operating loss increased as higher trading activity was more than offset by lower lumber prices. The enactment of a countervailing and anti-dumping duty on Canadian imports in the second quarter of 2002 has not resulted in a decline in Canadian lumber imports and U.S. lumber prices continue to be adversely impacted. The Company does not expect any significant, near-term improvement in lumber markets and profitability.

Sales for the nine months ended September 30, 2002, of $264 million were $22 million above the same period in the prior year. The increase was due to a 27 percent increase in lumber volume and higher trading activity, partly offset by a 4 percent decrease in lumber prices. The operating loss of $7 million for the nine months ended September 30, 2002, was a $1 million improvement over the loss in the same period in the prior year. This was due to lower lumber manufacturing costs and improved trading margins partly offset by lower lumber prices.

Corporate and Other

Corporate and Other expenses of $3 million for the third quarter of 2002 were slightly above the third quarter of 2001 due to the unfavorable impact of balance sheet related foreign exchange translation. Corporate and Other expenses for the nine months ended September 30, 2002, were $12 million, $2 million below the same period in the prior year. The decrease primarily resulted from the favorable impact of balance sheet related foreign exchange translation partly offset by higher stock-price based incentive compensation.

Other Income / Expense

Interest expense for the third quarter of 2002 was $14 million, a decrease of $2 million from the prior year third quarter mainly due to lower debt. Interest expense for the nine months ended September 30, 2002, was $45 million compared to $53 million for the same period in the prior year due to lower debt and slightly lower rates.

The effective tax rate for the third quarter of 2002 was 29.1 percent compared to 5.5 percent for the prior year third quarter, which was unusually low primarily due to the positive catch-up effect of re-estimating the annual effective tax rate at that time. The effective tax rate for the nine months ended September 30, 2002, was 28.4 percent compared to 31.1 percent for the same period in the prior year. During the third quarter and the nine months ended September 30, 2002, the Company’s effective tax rate continued to be below the U.S. statutory levels primarily due to lower taxes on foreign operations and research and development tax credits.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the first nine months of 2002 and 2001 (in millions):

	Nine months ended September 30,

	2002	%	2001	%

Income tax provision from continuing operations at U.S. statutory rate	$20.6	35.0	$25.2	35.0
State and local taxes, net of foreign tax benefit	0.5	0.8	0.8	1.1
Foreign operations	(0.8)	(1.3)	(0.8)	(1.1)
Foreign sales corporations	(1.9)	(3.3)	(2.3)	(3.2)
Permanent differences	—	—	0.1	0.2
Research and development tax credits, net	(2.1)	(3.6)	(0.9)	(1.3)
Other	0.4	0.8	0.3	0.4

Income tax provision from continuing operations as reported	$16.7	28.4	$22.4	31.1

Income from Continuing Operations

Income from continuing operations for the third quarter of 2002 was $15 million, or $0.55 per diluted common share, compared to $6 million, or $0.22 per diluted common share, for the prior year third quarter. The increase is primarily due to higher land sales, reduced performance fibers manufacturing costs and interest expense, partly offset by lower lumber and performance fibers prices. Income from continuing operations of $42 million, or $1.49 per diluted common share, for the nine months ended September 30, 2002, was $8 million, or $0.31 per share, below the same period in the prior year. The decrease was due to lower performance fibers and timber prices, and reduced timber harvest volume, partly offset by a decline in interest expense.

Income (loss) from Discontinued Operations

The Company had income of $0.2 million or $0.01 per share from discontinued operations in the third quarter of 2002, due to post-closing adjustments related to the second quarter sale of the New Zealand East Coast timber operations. For the nine months ended September 30, 2002, the loss from discontinued operations was $0.8 million or $0.03 per share.

Other Items

The Company expects fourth quarter 2002 earnings to be lower than third quarter primarily due to the timing of land sales and higher chemical, fuel and other manufacturing costs in our performance fibers segment.

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities from continuing operations of $202 million for the nine months ended September 30, 2002, was $11 million below the same period in the prior year, primarily due to lower income and higher working capital requirements. Cash provided by operating activities from continuing operations for the nine months ended September 30, 2002, financed almost all of the Company’s capital expenditures of $57 million, dividends of $30 million and debt payments of $123 million (net). Cash flow used for financing activities for the nine months ended September 30, 2002, was slightly less than the prior year period as a result of additional new capital from the exercise of stock options, partly offset by higher debt repayments (net) and share repurchases. The Company repurchased 70,000 of its common shares during the nine months ended September 30, 2002, for $3 million compared to 52,900 shares repurchased for $2 million in the first nine months of 2001. Cash from discontinued operations provided an additional $24 million during the first nine months of 2002 versus $3 million from the same period in the prior year. On September 30, 2002, the Company had cash investments of $35 million, an increase of $28 million from year-end. The cash investments consisted of marketable securities with maturities at date of acquisition of 90 days or less.

On October 23, 2002, the purchaser (Huaguang Forests Co. Limited of China, “Huaguang”) of the New Zealand East Coast timber operations prepaid the outstanding $46.5 million note receivable.

The discussion below is presented to enhance the reader’s understanding of Rayonier’s ability to generate cash, its liquidity and its ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: EBITDA and Free Cash Flow. EBITDA is defined as earnings from continuing operations before significant non-recurring items, provision for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales. Free Cash Flow is defined as cash provided by operating activities of continuing operations less net custodial capital spending, dividends at prior year level and the tax benefit on the exercise of stock options. This definition has been modified from prior periods to exclude the change in cash and cash equivalents. These two measures are not defined by Generally Accepted Accounting Principles (“GAAP”). The discussion of EBITDA and Free Cash Flow is not intended to conflict with or change any of the GAAP disclosures described above, but to provide supplementary information that management deems to be relevant to analysts, investors and creditors. EBITDA and Free Cash Flow as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA for the third quarter of 2002 was $81 million, $20 million above the prior year third quarter. The increase was primarily due to higher land sales and lower performance fibers manufacturing costs. EBITDA for the nine months ended September 30, 2002, was $232 million, $36 million below the same period in the prior year primarily due to lower land sales, a decline in performance fibers prices and a decrease in U.S. timber volume and prices, partly offset by a reduction in performance fibers manufacturing costs.

Below is a reconciliation of Income from Continuing Operations to EBITDA for the respective periods (in millions except diluted per share amounts):

	Three months ended September 30,

	2002	Per Share	2001	Per Share

Income from Continuing Operations	$15.6	0.55	$6.0	0.22
Add: Income tax expense	6.3	0.22	0.4	0.01
Interest expense	14.3	0.51	16.4	0.59
Depreciation, depletion and amortization	40.2	1.44	38.0	1.36
Non-cash cost of land sales	4.9	0.17	0.5	0.02

EBITDA	$81.3	2.89	$61.3	2.20

	Nine months ended September 30,

	2002	Per Share	2001	Per Share

Income from Continuing Operations	$42.1	1.49	$49.6	1.80
Add: Income tax expense	16.7	0.59	22.4	0.81
Interest expense	44.6	1.58	52.9	1.92
Depreciation, depletion and amortization	120.4	4.28	134.8	4.87
Non-cash cost of land sales	8.2	0.29	8.7	0.32

EBITDA	$232.0	8.23	$268.4	9.72

Free Cash Flow for the nine months ended September 30, 2002, was $120 million, $18 million below the same period in the prior year. The decrease resulted from lower income and higher working capital requirements.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Free Cash Flow for the respective periods (in millions except diluted per share amounts):

	Nine months ended September 30,

	2002	2001

Cash provided by Operating Activities of
Continuing Operations	$201.7	$212.6
Custodial capital spending, net	(49.6)	(45.5)
Dividends at prior year level	(29.9)	(29.4)
Tax benefit on exercise of stock options	(2.5)	—

Free Cash Flow	$119.7	$137.7

Free Cash Flow per share	$4.24	$4.99

Debt

At September 30, 2002, debt was $729 million, representing a reduction of $121 million from December 31, 2001. The debt-to-capital ratio was 49.7 percent compared with 54.5 percent at December 31, 2001, while net debt, defined as debt less cash invested, of $694 million at September 30, 2002, resulted in a net debt-to-capital ratio of 48.5 percent. Although net debt is not a measure defined by GAAP, it is provided as supplementary information relevant to analysts, investors and creditors.

On October 15, 2002, the Company paid off the remaining $78 million of outstanding 7.5% notes utilizing $63 million in available cash and $15 million from its credit lines. The $78 million was recorded in “Bank loans and current maturities” in the September 30, 2002, Condensed Consolidated Balance Sheet. The Company subsequently repaid the $15 million in short-term credit line borrowings. At September 30, 2002, Rayonier had $275 million available under its committed revolving credit facilities. The Company plans to reduce its revolving credit facilities from $300 million to $245 million effective November 18, 2002.

In conjunction with the Company’s long-term debt, certain covenant restrictions are required on the ratio of EBITDA to interest expense and EBITDA to total debt. In addition, there are covenant requirements in effect for Rayonier Timberlands Operating Company, L.P. (“RTOC”) on the ratio of cash flow available for fixed charges to fixed charges and the ratio of debt to cash flow available for fixed charges. The covenants listed below are calculated on a trailing 12-month basis.

The most restrictive long-term debt covenants in effect for Rayonier as of September 30, 2002, were as follows:

	Covenant Requirement	Actual ratio at September 30, 2002

EBITDA to consolidated interest expense should not be less than	2.50 to 1	4.83 to 1
Total debt to EBITDA should not exceed	4.00 to 1	2.61 to 1
Consolidated cash flow available for fixed charges to consolidated fixed charges should not be less than	1.65 to 1	2.25 to 1
Consolidated debt to consolidated cash flow available for fixed charges may not exceed	4.25 to 1	3.16 to 1

In addition to the covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets and the making of certain payments between RTOC and Rayonier. The Company is currently in compliance with all of these covenants.

The Company has on file with the Securities and Exchange Commission shelf registration statements to offer $150 million of new public debt securities. The Company believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, share repurchases, working capital and other liquidity needs for the foreseeable future.

During the second quarter of 2002, the Company guaranteed five years of Crown forest timberland lease obligations estimated at $1.2 million per year in conjunction with the sale of its New Zealand East Coast operations. See Note 5 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the guarantee. No other material changes in guarantees or financial instruments such as letters of credit and surety bonds occurred during the first nine months of 2002.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies Emerging Issues Task Force No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the standard effective January 1, 2003.

PART I.      FINANCIAL INFORMATION

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including changes in commodity prices, foreign exchange rates and interest rates. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading purposes. See Note 6 “Financial Instruments” included in this Form 10-Q.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. During the first quarter of 2002, the Company entered into an interest rate swap in order to achieve a desired ratio of fixed and floating interest rates in its portfolio. As of September 30, 2002, the interest rate swap’s fair market value resulted in an asset of $1.6 million and a comparable increase in debt. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

Circumstances surrounding the Company’s exchange rate risk, commodity price risk and interest rate risk remain unchanged from December 31, 2001. For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2001 Annual Report on Form 10-K.

Safe Harbor

Comments about market trends; anticipated earnings, manufacturing costs, pension expenses and funding, timing of land sales and repayment of borrowings are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events; interest rate and currency movements; changes in capital markets; fluctuations in demand for cellulose specialties, absorbent materials, timber and wood products; adverse weather conditions; changes in production costs for wood products and performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions; and implementation or revision of governmental policies and regulations affecting the environment, import and export controls and taxes. For additional factors that could impact future results, please see the Company’s 2001 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

Item 4.    Controls and Procedures

On November 4, 2002, the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures. Based on such evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures are well designed and effective in seeing that material information regarding the Company is promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner. The Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer again on November 13, 2002, to finalize disclosure in this Form 10-Q.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Please refer to this Item in the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

ITEM 5(a).       SELECTED OPERATING INFORMATION*

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	114	110	319	323
Absorbent materials, in thousands of metric tons	75	69	211	216
Production as a percent of capacity	98.3%	88.2%	98.2%	96.4%

Timber and Land
Sales volume - Timber
Northwest U.S., in millions of board feet	36	48	186	185
Southeast U.S., in thousands of short green tons	1,165	1,184	3,597	4,370
New Zealand, in thousands of metric tons **	243	213	532	551

Timber sales volume - Intercompany
Northwest U.S., in millions of board feet	2	9	36	44
Southeast U.S., in thousands of short green tons	13	2	21	32
New Zealand, in thousands of metric tons **	16	9	39	34

Acres sold	14,657	2,678	37,552	60,951

Wood Products and Trading
Lumber sales volume, in millions of board feet	87	79	252	199
Medium-density fiberboard sales volume, in thousands of cubic meters	40	37	117	113

Log trading sales volume
North America, in millions of board feet	32	42	91	128
New Zealand, in thousands of metric tons	91	55	251	217
Other, in thousands of cubic meters	46	31	250	263

*	Prior period amounts were reclassified to reflect the New Zealand East Coast operations as discontinued operations.

**	2001 volume restated from cubic meters to metric tons.

ITEM 5 (a). SELECTED OPERATING DATA * (millions of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Geographical Data (Non-U.S.)
Sales
New Zealand	$20.2	$17.5	$57.5	$50.9
Other	8.5	5.0	33.3	30.2

Total	$28.7	$22.5	$90.8	$81.1

Operating income (loss)
New Zealand	$2.0	$1.3	$3.9	$1.4
Other	0.1	(0.8)	(0.9)	(1.6)

Total	$2.1	$0.5	$3.0	$(0.2)

Timber and Land
Sales
Northwest U.S.	$9.7	$11.3	$48.3	$49.5
Southeast U.S.	48.1	28.4	116.7	152.3
New Zealand	6.3	6.7	18.5	16.0

Total	$64.1	$46.4	$183.5	$217.8

Operating income (loss)
Northwest U.S.	$4.8	$6.7	$33.2	$35.5
Southeast U.S.	23.7	12.4	56.9	72.3
New Zealand	4.3	2.6	3.6	5.8

Total	$32.8	$21.7	$93.7	$113.6

EBITDA per Share
Performance Fibers	$1.02	$0.82	$2.92	$3.22
Timber and Land	2.02	1.38	5.60	6.94
Wood Products and Trading	(0.03)	0.08	0.15	0.08
Corporate and other	(0.12)	(0.08)	(0.44)	(0.52)

Total	$2.89	$2.20	$8.23	$9.72

*	Prior period amounts were reclassified to reflect the New Zealand East Coast operations as discontinued operations.

Item 6.	Exhibits and Reports on Form 8-K

         (a)     See Exhibit Index

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)
	By:	/s/ HANS E. VANDEN NOORT

November 13, 2002		Hans E. Vanden Noort Vice President and Corporate Controller

CERTIFICATIONS UNDER EXCHANGE ACT RULE 13a-14

I, W. L. Nutter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rayonier Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ W. L. NUTTER

W. L. Nutter Chairman, President and Chief Executive Officer, Rayonier Inc.

I, Gerald J. Pollack, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rayonier Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ GERALD J. POLLACK

Gerald J. Pollack Senior Vice President and Chief Financial Officer, Rayonier Inc.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	No amendments

3.2	By-laws	No amendments

4	Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission.

10	Material contracts	None

11	Statement re: computation of per share earnings	Not required to be filed

12	Statement re: computation of ratios	Filed herewith

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

19	Report furnished to security holders	None

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	None

24	Power of attorney	None

99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith