Form 10-K
period 2002-12-31
RAYONIER INC
filed 2003-03-21
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 2002

Or

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-6780

RAYONIER INC.

Incorporated in the State of North Carolina
I.R.S.Employer Identification No. 13-2607329

50 North Laura Street
Jacksonville, Florida 32202
(Principal Executive Office)

Telephone Number: (904) 357-9100

Securities registered pursuant to Section 12(b) of the Act,
all of which are registered on the New York Stock Exchange:

Common Shares
Medium-Term Notes, due 2004
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] NO [_]

     The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant at the close of business on June 28, 2002 was $1,332,026,807.

     As of March 3, 2003, there were outstanding 27,801,626 Common Shares of the Registrant.

     The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 15, 2003, is incorporated by reference in Part III of the Form 10-K.

* Included pursuant to Instruction 3 to Item 401 (b) of Regulation S-K

i

Index to Financial Statements

Item	Page

Report of Management	F-1
Independent Auditors’ Report	F-1
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2002	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002	F-4

Notes to Consolidated Financial Statements	F-5 to F-26

Index to Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-27
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto

Signatures	A
Certifications under Exchange Act Rule 13a-14	B to C
Exhibit Index	D to F

ii

PART I

Item 1. Business

General

     Rayonier Inc. (Rayonier or the Company), including its subsidiaries, is a leading international forest products company primarily engaged in the production and sale of high value-added performance cellulose fibers and activities associated with timberland management, including the sale of timber and timberlands. Rayonier owns and operates two performance fibers mills in the United States and owns, leases or controls approximately 2.2 million acres of timberland located primarily in the United States and New Zealand. The Company also manufactures wood products through its lumber manufacturing facilities in the United States and a medium-density fiberboard (MDF) plant in New Zealand. In addition, the Company engages in the trading of logs and wood products. In November 2000, the Company announced that it would focus its corporate strategy on two core reportable segments-Performance Fibers and Timber and Land.

     Rayonier traces its origins to the Rainier Pulp & Paper Company founded in Shelton, WA, in 1926. In 1937, it became “Rayonier Incorporated,” a public company traded on the New York Stock Exchange (NYSE), until 1968, when it became a wholly owned subsidiary of ITT Corporation, now known as ITT Industries, Inc. (ITT). On February 28, 1994, Rayonier again became an independent public company when ITT distributed all of Rayonier’s Common Shares to ITT stockholders. Rayonier shares are publicly traded on the NYSE under the symbol RYN. Rayonier is a North Carolina corporation with its executive offices located at 50 North Laura Street, Jacksonville, FL, 32202. Its telephone number is (904) 357-9100.

     Rayonier operates in three reportable business segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information: Performance Fibers, Timber and Land, and Wood Products. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Timber and Land segment’s strategies include buying and managing timberlands, selling timber, and selling timberland and certain high-value timberland (known as higher and better use, “HBU”) to be used for conservation, real estate development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Land sales. Timber sales include all activities that relate to the harvesting of timber, while Land sales include the sale of all timberland tracts, including those designated as HBU. The Wood Products segment includes lumber and MDF. The Company’s remaining operations are combined and reported in an “Other” category as permitted by SFAS No. 131 and include the purchasing and harvesting of timber from third parties and selling logs (timber trading) and trading wood products. The Company’s prior years’ presentation conforms with the 2002 segment reporting. For information on sales, operating income and identifiable assets by reportable segment, see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3-Segment and Geographical Information.

Sales

     Rayonier’s sales (as reclassified for discontinued operations) for the three years ended December 31, 2002, were as follows (in millions):

	Year Ended December 31
	2002	2001	2000

Performance Fibers
Cellulose Specialties	$375	$369	$348
Absorbent Materials	151	178	228

Total Performance Fibers	526	547	576
Timber and Land
Timber	172	189	203
Land	75	84	70

Total Timber and Land	247	273	273
Wood Products
Lumber	99	89	85
MDF	38	36	34

Total Wood Products	137	125	119
Other	216	192	252
Intersegment Eliminations	(9)	(13)	(24)

Total Sales	$1,117	$1,124	$1,196

     Rayonier has customers in 54 countries, and 39 percent of the Company’s 2002 sales of $1.1 billion were made to customers outside the United States.

Performance Fibers

     Rayonier is a leading manufacturer of high performance cellulose fibers. The Company owns and operates fiber production facilities in Jesup, GA and Fernandina Beach, FL, with a combined annual capacity of approximately 720,000 metric tons. To meet customers’ needs these facilities are capable of manufacturing more than 25 different grades of performance fibers. The Jesup facility can produce approximately 570,000 metric tons of performance fibers, or 79 percent of Rayonier’s total capacity. The Fernandina Beach facility can produce approximately 150,000 metric tons of performance fibers, or 21 percent of the Company’s total capacity.

     Rayonier produces and sells these performance fibers primarily to meet specific customer orders and specifications throughout the world. The customers then produce a wide variety of consumer and industrial products. Approximately two-thirds of Rayonier’s Performance Fibers sales are exported to customers, primarily in Asia, Europe and Latin America. Approximately 85 percent of Performance Fibers sales are made directly by Rayonier sales personnel, with the remainder made through independent sales agents primarily to export locations.

     This segment includes two major product lines — Cellulose Specialties and Absorbent Materials.

     Cellulose Specialties — Rayonier is one of the world’s leading producers of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form of cellulose. Cellulose Specialties products are used in a wide variety of end uses such as: acetate textile fibers, rigid packaging, photographic film, impact-resistant plastics, cigarette filters, high-tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, lacquers, paints, printing inks, explosives and LCD screens. In addition, Cellulose Specialties include high value specialty paper applications used for decorative laminates for counter tops, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry. Rayonier concentrates on and is a leading producer of the most highly valued, technologically demanding forms of Cellulose Specialty products, such as cellulose acetate and high-purity cellulose ethers.

     Absorbent Materials — Rayonier is a supplier of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

     The Absorbent Materials product line also includes paper applications that are made as a secondary product to fluff fibers to help match inconsistencies in demand to capacity. These paper applications usually represent less than 5 percent of total Performance Fibers production and are used in the manufacture of bond, book and printing paper.

     Rayonier also produces and markets an engineered absorbent core material that goes into thin super-absorbent sanitary napkins and diaper products. A 12,000 ton per-year manufacturing facility in Jesup, GA was completed in 2001 to bring manufacturing in-house and aid in the continued development of these products. Although this is a developing business that is currently a very small percentage of the product line, it is expected to increase its contribution to segment results in future years.

Timber and Land

     Rayonier manages timberlands, sells standing timber at auction to third parties and also sells delivered logs, and sells its timberland for large tract conservation and real estate development. In the U.S., the Company manages the reportable segment through Rayonier Timberlands Operating Company L.P. (RTOC), a wholly owned limited partnership. The segment executes its strategies in two ways: Timber and Land sales.

     Timber — Rayonier owns, leases or controls approximately 2.2 million acres of timberlands as of December 31, 2002, as follows (in thousands of acres):

Region	Total Acres	*	%	Fee-Owned Acres	Long-Term Leased Acres

Southeast U.S	1,657		77	1,397	260
Northwest U.S.	375		17	375	—
New Zealand	119		6	77	42

Total	2,151		100	1,849	302

     * Excluded above are approximately 109,000 acres managed by Rayonier in Australia, 2,000 acres managed in New Zealand and 36,000 acres of non-productive, non-harvestable or native vegetation land in New Zealand.

     On October 25, 1999, Rayonier, through its wholly owned subsidiary, RTOC, acquired approximately 968,000 owned and leased acres of timberland in Georgia, Florida and Alabama from Jefferson Smurfit Corporation in a business combination accounted for by the purchase method.

     The Company’s Southeastern U.S. timberlands consist of approximately 1.7 million acres located primarily in Georgia, Florida and Alabama. Their proximity to pulp, paper and lumber mills results in significant competition for the purchase of the timber. Approximately 50 percent of timber harvest represents high-value wood sold primarily to lumber mills. The balance is pulpwood used for making pulp and paper. Softwoods are the predominant species on the Southeastern U.S. timberlands and include loblolly and slash pine, while hardwoods, the minor species, include red oak, sweet gum, black gum, red maple, cypress and green ash.

     Through advanced silvicultural practices, the Company has increased volume per acre of timber available for harvest from its Southeastern U.S. timberlands by approximately 2 percent per year. This is a primary factor behind an increasing pine harvest trend over the past 15 years. These practices are also being utilized by the Company in the management of the timberlands acquired in 1999, with an increasing trend of similar magnitude anticipated.

     Northwestern U.S. timberlands consist of approximately 375,000 acres primarily on the Olympic Peninsula in Western Washington State. All are owned in fee and consist almost entirely of second growth trees. These timberlands are primarily softwood stands, with approximately 70 percent hemlock and the remainder Douglas fir, Western red cedar and spruce. Hardwood timber stands consist principally of alder and maple.

     The Company’s New Zealand forest assets (subsequent to the sale of its New Zealand East Coast operations, see Note 13-Sale of New Zealand East Coast Timber Operations) consist of 77,000 acres of fee-owned timberland, plus Crown Forest Licenses that provide the right to grow and harvest timber on approximately 42,000 acres of government owned timberland for a minimum period of 35 years. Approximately 90 percent of these timberlands consist of radiata pine, well suited for high-quality lumber and panel products. The balance is Douglas fir and other species. Timber is grown and sold for both domestic New Zealand uses and for export, primarily to the Pacific Rim markets. In addition, the Company manages timberlands for other parties in New Zealand and Australia.

     Rayonier manages timberlands, endeavoring to scientifically develop forests to their maximum economic value. The average rotation age for timber from the Southeastern U.S. (primarily Southern pine) is 21 years. The average rotation age for timber destined for domestic and export markets from the Northwestern U.S. (primarily hemlock and Douglas fir) is 45 to 50 years. The average rotation age for timber grown in New Zealand (primarily radiata pine) is 25 to 28 years. Timber in the Southeast U.S. is saw-timber and pulpwood, while timber in the Northwest U.S. and New Zealand is primarily saw-timber.

     Rayonier sells timber through a public auction process, predominantly to third parties and also sells delivered logs. By requiring the Company’s other operating units to competitively bid for their timber and wood requirements, the Company believes it can maximize the true economic return on its investments. In 2002, approximately 94 percent of the Company’s standing timber sales were made to third parties. Rayonier’s third party timber sales are made on either a lump-sum or pay-as-cut basis. On a lump-sum basis, a minimum 20 percent initial payment is required, title and risk of loss are transferred and installment payments are made in advance for the volume to be cut. On a pay-as-cut basis, a 10 percent deposit and 10 percent performance bond are required. Payments are made as the timber is cut. In the Northwestern U.S., the majority of sales are lump-sum due to large, financially stable customers and market practices. In the Southeastern U.S., where the majority of customers are smaller, family-owned businesses, the majority of sales are pay-as-cut.

     The Company manages its timberlands in conformity with best forest industry practices. A key to success is the extensive application of Rayonier’s silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species, fertilization and careful timing of the harvest, all of which are designed to maximize value while responding to environmental needs. The following table sets forth timberland acres (in thousands) as of December 31, 2002, by region and by timber classification:

Region*	Softwood Plantation	Hardwood Lands	Non-Forest	Total

Southeast U.S	1,108	499	50	1,657
Northwest U.S.	308	17	50	375
New Zealand	103	16	—	119

Total	1,519	532	100	2,151

* Includes only fee and leased timberlands and excludes management only agreements in New Zealand and Australia.

     Merchantable timber inventory is an estimate of the amount of standing timber at the earliest age that it could be economically harvested. Estimates are based on an inventory system that continually involves periodic statistical sampling of the timberlands. Adjustments are made on the basis of growth estimates, harvest information and market conditions.

     The following table sets forth the estimated volumes of merchantable timber by location and type, as of December 31, 2002:

Region	Softwood	Hardwood	Total	Equivalent total, in thousands of short green tons	%

Southeast U.S., in thousands of short green tons	21,801	20,130	41,931	41,931	66
Northwest U.S., in millions of board feet	1,578	221	1,799	12,953	20
New Zealand, in thousands of cubic meters	6,280	490	6,770	9,043	14

				63,927	100

     Land — Rayonier invests in timberlands seeking to maximize its total return from a full cycle of ownership. The end cycle includes selling portions of its timberland base to capture the appreciated value of the underlying asset. This program includes selling timberland for others to manage and harvest, and selling HBU timberland more valuable for commercial or residential development or conservation purposes.

     In November 2000, the Company announced that it would routinely sell 2 percent to 4 percent of its timberland base each year in order to capture its appreciated value on a more regular basis. Timberland will be replaced opportunistically when it can be acquired at a discount to long-term market trends. Timberland sales for the three years ended December 31, 2002, are summarized in the following table (thousands of dollars, except acres sold):

	2002	2001	2000

Timberland sales	$75,279	$83,857	$70,201
Operating income	$47,321	$51,517	$38,217
Acres sold	44,256	67,417	63,221

Wood Products

     The Wood Products business segment manufactures and sells dimension and specialty lumber and MDF.

     Rayonier operates three lumber manufacturing facilities in the U.S. that produce Southern pine and specialty lumber for residential construction and industrial uses. The mills located at Baxley, Eatonton, and Swainsboro, GA, have a combined annual capacity of approximately 360 million board feet of lumber, while also producing approximately 670,000 tons of wood chips for pulping. Lumber sales are primarily to customers in the Southeastern U. S. and Caribbean markets. Rayonier sales personnel sell most of the lumber; however sales to certain export locations are made through independent agents. Substantially all of the wood chip production is sold (at market prices) to Rayonier’s Jesup, GA, performance fibers facility, accounting for approximately 21 percent of that facility’s 2002 total wood consumption.

     The Company operates a premium grade MDF facility in New Zealand with an annual capacity of 170,000 cubic meters. The Company’s MDF is marketed worldwide by Rayonier personnel, independent sales agents and a New Zealand distributor.

Other

     Rayonier also operates a log trading business and is an exporter and trader of softwood logs in the U.S., New Zealand, Chile and Russia. The Company purchases and harvests timber for sale in domestic and export markets. Timber is purchased from both internal and external sources. In 2002, approximately 31 percent of Northwest U.S. and 48 percent of New Zealand log trading sales volume were sourced from Company timberlands. Logs were also purchased from independent local dealers who, in some cases, had purchased cutting rights to Company timberlands. Additionally, Rayonier purchases lumber and wood panel products for sale in both domestic and export markets.

Discontinued Operations and Dispositions

     During the second quarter of 2002, the Company sold its New Zealand East Coast timberland operations and associated assets for $64 million. The sale and results of operations were recorded as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows and the related Notes have been reclassified to present the East Coast operations as a discontinued operation. See also Note 13-Sale of New Zealand East Coast Timber Operations.

     Prior years’ dispositions include Rayonier’s Port Angeles, WA performance fibers mill that was closed on February 28, 1997; its interest in the Grays Harbor, WA, performance fibers and paper complex, which was closed in 1992; its wholly-owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1989; its Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition. See also Note 12-Reserves for Dispositions and Discontinued Operations.

Foreign Sales and Operations

     Rayonier’s sales for the three years ended December 31, 2002, by geographical destination are as follows (in millions):

	Sales by Destination
	2002	%	2001	%	2000	%

United States	$674	61	$656	58	$662	55
Europe	122	11	125	11	107	9
Japan	79	7	111	10	127	11
China	69	6	66	6	82	7
Other Asia	93	8	76	7	105	9
Latin America	34	3	45	4	66	5
Canada	36	3	34	3	34	3
All other	10	1	11	1	13	1

	$1,117	100	$1,124	100	$1,196	100

     Overseas assets, primarily in New Zealand, were approximately 13 percent of total assets at the end of 2002, and Rayonier’s sales from non-U.S. operations were approximately 12 percent of total sales. See also Note 3-Segment and Geographical Information.

Patents

     Rayonier has a number of patents and pending patent applications that relate to its proprietary products and processes. The Company intends to take such steps as are necessary to protect its patents and file applications for future inventions that are deemed important to its business operations.

Competition and Customers

     Performance Fibers are marketed worldwide against strong competition from domestic and foreign producers. Rayonier’s major competitors include International Paper, Weyerhaeuser, Georgia-Pacific and Buckeye Technologies. Recently, International Paper announced the planned closure of its Natchez, Mississippi mill by the end of June 2003. This mill is a major competitor in the acetate market. Rayonier and the Natchez mill are the leading suppliers in this market. Conversely, several foreign, low-cost manufacturers of lower-grade pulps are attempting to produce high-grade acetate pulps and enter the market. If successful, supply of these performance fibers grades may increase in the future, and with the overall demand growth being fairly modest, cellulose specialty margins may be affected. On the other hand, the Company continues to work towards development of new products and improvement in existing products and processes that could add additional value to the Performance Fibers business. Pricing, product performance and technical service are principal methods of competition.

     The Company’s U.S. timberlands are located in two major timber-growing regions (the Northwest and the Southeast), where timber markets are fragmented and competitive. In the Northwest U.S., The Campbell Group, John Hancock Mutual Life Insurance Co., Simpson Timber Company and Washington State (Department of Natural Resources) are significant competitors. In the Southeast U.S., the Company competes with Plum Creek and International Paper. Price is the principal method of competition.

     Rayonier’s lumber and MDF wood products compete with construction materials manufactured by other companies. Continued improvements in operations at the Company’s MDF plant are offsetting a weaker U.S. market, increased competition from South American suppliers and a reduced U.S. demand for manufactured wood products from China which contain MDF.

     Export log markets are highly competitive. Logs are available from several countries and numerous suppliers. In New Zealand, major competitors include Carter Holt Harvey and Fletcher Challenge. Price and customer relationships are important methods of competition.

     The Company did not have a single customer that purchased an amount greater than or equal to 10 percent of its consolidated revenues during the years ended December 31, 2002, 2001 or 2000. On a segment basis, Performance Fibers 2002 sales included one customer that purchased an amount equal to 14 percent of the segment’s sales and four other customers that each purchased approximately 7 percent of the segment’s sales. The loss of any one of these customers could have a material adverse effect on this segment’s results of operations.

Seasonality

     The Company’s Timber and Land segment normally experiences lower timber harvest volumes in the third quarter of each year due to the greater seasonal availability of non-Rayonier timber during the drier summer harvesting period, particularly in the Northwestern U.S. The Wood Products segment may experience higher seasonal demand in the volume of lumber sold in the second quarter of each year primarily due to the relative strength of housing starts. The Performance Fibers segment results are normally not impacted by seasonal changes.

Environmental Matters

     See “Environmental Regulation” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14-Contingencies.

Raw Materials

     In the U.S., timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. Availability is also subject to cyclical swings in wood products as well as in pulp and paper markets and weather conditions. Rayonier has pursued, and is continuing to pursue, reductions in usage and costs of key raw materials, supplies and contract services at its Performance Fibers and lumber mills. Management foresees no significant constraints from pricing or availability of its key raw materials.

Research and Development

     Rayonier believes it maintains one of the preeminent Performance Fibers research facilities and staff in the forest products industry. Research and development efforts are directed primarily at developing new and improved cellulose fiber grades and related products, improving manufacturing efficiency, reducing energy needs, improving product quality and developing improved environmental controls. The research center is adjacent to the Performance Fibers mill in Jesup, GA.

     Research activities related to timber operations include genetic tree improvement programs as well as applied silvicultural programs to identify management practices that improve financial returns from timber assets.

     Research and development annual expenditures were approximately $9 million in both 2002 and 2001, and $10 million in 2000.

Employee Relations

     Rayonier currently employs approximately 2,200 people. Of this number, approximately 2,000 are employees in the United States, of whom 45 percent are covered by labor contracts. Most hourly employees are represented by one of several labor unions. Labor relations are maintained in a normal and satisfactory manner.

     In August 2001 and December 2001, Jesup’s labor agreements, covering approximately 700 employees, were extended through June 30, 2008. In April 2001, Fernandina’s labor contracts, covering approximately 250 employees, were extended through April 30, 2006. There were no changes to the Jesup and Fernandina labor contracts in 2002.

     Rayonier has in effect various benefit plans for its employees and retirees, providing certain group medical, dental and life insurance coverage, pension and other benefits. The cost of these plans is borne primarily by Rayonier.

Item 2. Properties

     Rayonier owns, leases or controls approximately 2 million acres of timberlands in the United States. Rayonier manages these properties and sells timber to other Company operating units, as well as unaffiliated parties. Rayonier’s New Zealand subsidiary owns or manages the forest assets on approximately 0.2 million acres of plantation forests in New Zealand and Australia. Rayonier and its wholly owned subsidiaries own or lease various other properties used in their operations. These include two Performance Fibers mills, an Engineered Absorbent Materials (EAM) facility, three lumber manufacturing facilities, an MDF plant, a research facility and Rayonier’s corporate headquarters. These facilities are located in the Southeastern and Northwestern portions of the U.S. and in New Zealand. Additional information on mill volumes is disclosed in Item 6-Selected Financial Data.

Item 3. Legal Proceedings

     Rayonier is engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 12-Reserves for Dispositions and Discontinued Operations and Note 14-Contingencies.

     On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS) for $28.3 million in tax deficiency and related penalties for an issue in dispute regarding the Company’s 1996 and 1997 federal tax returns. The Company has been discussing this issue with the IRS since 1999. As a result, the notice of proposed disallowance was not unanticipated and the Company has provided adequate book reserves. The Company is contesting this matter and believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

     Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges brought by the U.S. Environmental Protection Agency (EPA) and the Louisiana Department of Environmental Quality in June 1990, in United States District Court for the Western District of Louisiana. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites that are still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties were unable to complete the sale and the consent decree was vacated in May 2002. As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at December 31, 2002 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute. See also Note 12-Reserves for Dispositions and Discontinued Operations.

     In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western District of Washington to recover approximately $2.4 million in costs allegedly incurred by EPA in 1997 to conduct an Expanded Site Investigation at the Company’s Port Angeles mill site. Rayonier is challenging the EPA’s authority to recover this type of cost, as well as the validity of the amount spent. The Company believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 2002.

Executive Officers of Rayonier

     W. Lee Nutter, 59, Chairman, President and Chief Executive Officer-Mr. Nutter joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President, Timber and Wood in 1984, Vice President, Forest Products in 1985, Senior Vice President, Operations in 1986 and Executive Vice President in 1987. He was elected President and Chief Operating Officer and a director of Rayonier in 1996 and to his current position effective January 1999. Mr. Nutter serves on the Board of Directors and the Executive Committee of the American Forest and Paper Association and on the Board of Directors of the National Council for Air and Stream Improvement. He is also a member of the North Florida Regional Board of Sun Trust Bank. He holds a B.A. degree in Business Administration from the University of Washington and graduated from the Harvard University Graduate School of Business Advanced Management Program.

     Paul G. Boynton, 38, Senior Vice President, Performance Fibers-Mr. Boynton joined Rayonier in 1999 as Director, Specialty Pulp Marketing and Sales. He was elected Vice President, Performance Fibers Marketing and Sales in October 1999, Vice President, Performance Fibers in January 2002, and to his current position effective July 2002. Prior to joining Rayonier, he held positions with 3M Corporation from 1990 to 1999, most recently as Global Brand Manager, 3M Home Care Division (global manufacturer and marketer of cleaning tool products). He holds a B.S. degree in mechanical engineering from Iowa State University, an M.B.A. degree from the University of Iowa, and graduated from the Harvard University Graduate School of Business Advanced Management Program.

     Timothy H. Brannon, 55, Senior Vice President, Forest Resources and Wood Products-Mr. Brannon joined Rayonier in 1972 at its Southern Wood Piedmont subsidiary (SWP). He was named Vice President and Chief Operating Officer of SWP in 1983 and President in 1992. Mr. Brannon was elected Rayonier’s Vice President and Director, Performance Fibers Marketing and Sales in 1994, Vice President, Asia Pacific and Managing Director, Rayonier New Zealand in 1998, and to his current position effective March 2002. He holds a B.A. degree in psychology from Tulane University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

     John P. O’Grady, 57, Senior Vice President, Administration-Mr. O’Grady joined Rayonier in 1991 as Vice President, Administration. He was elected Senior Vice President, Human Resources in 1994 and to his current position effective January 1996. Mr. O’Grady serves on the American Forest and Paper Association’s employee and labor relations committee and as a Management Trustee for the Paper, Allied-Industrial, Chemical and Energy Workers International Union Health and Welfare Trust. From 1994 to 1997, he served on the board of advisors of the Business and Industry Council of the College of New Jersey (formerly Trenton State College). He holds a B.S. degree in Labor Economics from the University of Akron, an M.S. degree in Industrial Relations from Rutgers University and a Ph.D. in Management from California Western University.

     Gerald J. Pollack, 61, Senior Vice President and Chief Financial Officer-Mr. Pollack joined Rayonier in 1982 as Vice President and Controller. He was elected to the position of Vice President and Chief Financial Officer in 1986 and to his current position in May 1992. He is a member of the Board of Directors and Finance Committee of the Jacksonville Symphony Orchestra, and the Board of Directors of the Northern Florida Chapter of Financial Executives International. Mr. Pollack has a B.S. degree in Physics from Rensselaer Polytechnic Institute and an M.B.A. degree in Accounting and Finance from the Amos Tuck School at Dartmouth.

     Hans E. Vanden Noort, 44, Vice President and Corporate Controller-Mr. Vanden Noort joined Rayonier as Corporate Controller in 2001, and was elected to his current position in December 2001. Prior to coming to Rayonier, he held a number of senior management positions with Baker Process, a division of Baker Hughes, Inc. (manufacturer of petroleum-related equipment and supplies), most recently as Vice President of Finance and Administration. Mr. Vanden Noort holds a B.B.A. in accounting from the University of Cincinnati, an M.B.A. from the University of Michigan and is a Certified Public Accountant.

     Jill Witter, 48, Vice President and General Counsel-Ms. Witter joined Rayonier in 2001 as General Counsel and was elected to her current position in February 2001. Prior to joining Rayonier, she served as Vice President, General Counsel and Secretary of Sunglass Hut International (sales and marketing of sunglasses, watches and accessories) from 1999 to January 2001. She was previously with Angelica Corporation (career apparel, retail and textile services) from 1985 to 1999, most recently as Vice President, Legal, Human Resources, General Counsel and Secretary. She holds a B.A. degree and J.D. degree from the University of Missouri.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The table below reflects the range of market prices of Rayonier Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which this security is listed, under the trading symbol RYN:

Rayonier Common Shares—Market Prices, Volume and Dividends

	High	Low	Composite Volume	Dividend

2002
Fourth Quarter	$46.66	$36.70	8,459,100	$0.36
Third Quarter	51.40	40.66	10,698,000	0.36
Second Quarter	58.67	47.67	10,279,500	0.36
First Quarter	54.26	47.00	5,811,900	0.36
2001
Fourth Quarter	$50.98	$38.30	5,308,900	$0.36
Third Quarter	47.70	35.80	4,737,100	0.36
Second Quarter	46.72	38.80	5,198,200	0.36
First Quarter	44.00	37.30	6,137,900	0.36

     On February 21, 2003, Rayonier announced a first quarter dividend of 36 cents per share payable March 31, 2003, to shareholders of record on March 11, 2003.

     There were approximately 14,041 shareholders of record of Rayonier Common Shares on March 3, 2003.

Item 6. Selected Financial Data

     The following profitability, financial condition and cash flow summary of historical financial data for each of the five years in the period ended December 31, 2002, is derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements.

     The financial data below have been restated to reflect the consolidation of two third-party wood chip manufacturers for the five years ended December 31, 2002. As a result, the Company increased property, plant and equipment and debt by $15 million, $18 million, $21 million and $24 million as of December 31, 2001, 2000, 1999 and 1998, respectively. See Note 20-Restatements, for additional information on the restatement.

     Also during 2002, the Company sold its New Zealand East Coast timber operations and associated assets. See Note 13-Sale of New Zealand East Coast Timber Operations for details regarding the sale.

     In 1999, the Company acquired approximately 968,000 owned and leased acres of timberland. See Note 7-Major Timberland Acquisition for details regarding the acquisition.

	Year Ended December 31
	2002	2001	*	2000	*	1999	*	1998	*

Profitability:	(dollar amounts in millions, except per share data)
Sales	$1,117	$1,124		$1,196		$1,080		$1,051
Operating income	130	149		189		137		125
Provision for dispositions (1)	(3)	—		(15)		—		—
Income from continuing operations	55	57		78		69		63
Net income (10)	54	58		78		69		64
Income from continuing operations:
Per share - Diluted	1.95	2.06		2.80		2.43		2.21
Per share - Basic	1.98	2.09		2.85		2.48		2.24
Net income:
Per share - Diluted	1.92	2.09		2.82		2.44		2.22
Per share - Basic	1.96	2.12		2.87		2.48		2.26

Financial Condition:
Total assets	$1,887	$2,040		$2,181		$2,302		$1,625
Total debt	653	865		991		1,158		514
Book value	710	709		680		656		641
Book value - per share	25.60	25.92		25.09		23.94		23.08

Cash Flow:
Cash provided by operating activities	$253	$231		$287		$218		$143
Capital expenditures	77	75		87		92		92
Depreciation, depletion and amortization	166	174		174		103		100
Dividends paid	40	39		39		36		35
Share repurchases	3	2		18		24		27

Non-GAAP Financial Measures:
EBITDA (3)	312	335		375		252		234
EBIT (4)	132	151		194		141		125
Free Cash Flow (5)	145	129		186		120		60
EBITDA - per share (3)	11.07	12.12		13.55		8.94		8.18
Custodial capital spending (2)	66	61		66		66		55
Net debt (9)	639	858		991		1,150		514
Net debt to capital (%) (9)	47	55		59		64		45
Debt to EBITDA (3)	2.1 to 1	2.6 to 1		2.6 to 1		4.6 to 1		2.2 to 1

Performance Ratios (%):
Operating income to sales	12	13		16		13		12
Return on equity (6)	8	8		12		11		10
Return on capital (6)	6	6		8		7		8
Debt to capital	48	55		59		64		45

Other:
Number of employees	2,200	2,300		2,300		2,300		2,300
Timberlands - in thousands of acres	2,151	2,267		2,331		2,422		1,447
Dividends paid - per share	1.44	1.44		1.44		1.29		1.24

	Year Ended December 31
	2002	2001	2000	1999	1998

Selected Operating Data:
Performance Fibers
Sales volume
Cellulose Specialties – in thousands of metric tons	435	423	396	364	369
Absorbent Materials – in thousands of metric tons	271	284	329	297	324

Production as a percent of capacity	99%	97%	101%	95%	97%

Timber and Land
Timber sales volume
Northwest U.S. – in millions of board feet	252	251	239	204	212
Southeast U.S. – in thousands of short green tons (7)	4,881	5,395	4,920	2,557	2,360
New Zealand – in thousands of metric tons	805	793	901	866	607

Intercompany Timber sales volume
Northwest U.S. – in millions of board feet	38	48	59	24	12
Southeast U.S. – in thousands of short green tons	37	43	41	40	70
New Zealand – in thousands of metric tons	60	46	178	234	155

Land – acres sold	44,256	67,417	63,221	7,130	3,376

Wood Products
Lumber sales volume – in millions of board feet (8)	325	279	235	255	310

Medium-density fiberboard sales volume –
in thousands of cubic meters	163	161	157	129	91

Log trading sales volume
North America – in millions of board feet	123	151	220	205	173
New Zealand – in thousands of metric tons	398	272	748	797	553
Other – in thousands of cubic meters	298	331	335	611	206

Geographical Data (Non-U.S.)
Sales
New Zealand	$87	$72	$84	$77	$56
Other	41	40	49	56	25

Total	$128	$112	$133	$133	$81

Operating Income (Loss)
New Zealand	$9	$3	$(3)	$(8)	$(16)
Other	—	—	2	(1)	(3)

Total	$9	$3	$(1)	$(9)	$(19)

	Year Ended December 31
	2002	2001 *	2000 *	1999	*	1998 *

EBITDA per Share (3)
Performance Fibers	$4.05	$4.20	$5.91	$3.95		$3.68
Timber and Land	7.44	8.58	8.86	5.02		4.97
Wood Products	0.15	0.15	(0.18)	0.32		(0.17)
Other	0.01	(0.11)	0.13	0.08		0.21
Corporate	(0.58)	(0.70)	(1.17)	(0.43)		(0.51)

Total	$11.07	$12.12	$13.55	$8.94		$8.18

Timber and Land
Sales
Northwest U.S.	$70	$68	$82	$73		$81
Southeast U.S.	148	181	173	79		77
New Zealand	29	24	18	17		16

Total	$247	$273	$273	$169		$174

Operating Income
Northwest U.S.	$48	$49	$65	$52		$59
Southeast U.S.	71	89	81	58		54
New Zealand	5	7	6	5		6

Total	$124	$145	$152	$115		$119

* As restated. See Note 20-Restatements.

(1)	Primarily related to closure reserves for the Port Angeles Performance Fibers mill.

(2)	Custodial capital spending, a non-GAAP measure, is defined as capital expenditures to maintain current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition, and in compliance with regulatory requirements.

(3)	EBITDA is defined as earnings from continuing operations before interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales. EBITDA is a non-GAAP measure of gross cash generating capacity of the Company. See table in Item 7-Management’s Discussion and Analysis, for reconciliation of Cash Provided by Operating Activities to EBITDA.

(4)	EBIT, a non-GAAP measure, is defined as earnings from continuing operations before interest expense and income taxes.

(5)	Free Cash Flow, is defined as cash provided by operating activities less net custodial capital spending, dividends at prior year level and the tax benefit on the exercise of stock options. Free cash flow is a non-GAAP measure of discretionary cash available to shareholders or to grow earnings. See table in Item 7 — Management’s Discussion and Analysis, for reconciliation of Cash Provided by Operating Activities to Free Cash Flow.

(6)	Based on income from continuing operations.

(7)	1998 includes salvage volume of 279,000 short green tons resulting from the Southeast U.S. forest fires.

(8)	1998 includes sales volumes of 51 million board feet of the Plummer, ID, lumber mill, which closed in July 1998 after fire damaged the facility.

(9)	Net debt, a non-GAAP measure, is defined as debt less cash invested and intended for debt reduction.

(10)	Included in the calculation of net income are certain items that are infrequent in either occurrence or size and are, in the eyes of management, important to understand the financial performance or liquidity of the Company in the comparative annual periods being reported on. These “items of interest” and their effect on net income for the periods indicated were as follows:

	Increase/(decrease) to Net Income for the Year Ended December 31
Items of Interest	2002	2001	2000	1999	1998

Disposition reserve (a)	$(1.7)	$—	$(9.4)	$—	$—
Southeast land sale (b)	—	—	—	3.2	—
Restructuring/relocation (c)	—	—	—	(2.6)	—
Contract dispute (d)	—	—	—	(2.9)	—
Asset sale (e)	—	—	—	5.8	—
Southeast U.S. forest fires (f)	—	—	—	—	(6.2)
New Zealand Joint Venture sale (g)	—	—	4.5	—	—

(a)	Primarily related to a closure reserve for the Port Angeles, WA Performance Fiber mill.
(b)	Genesis Point - Southeast U.S. land sale.
(c)	Primarily costs associated with the Company’s headquarters relocation from Stamford, CT to Jacksonville, FL.
(d)	Southern Wood Piedmont Company (SWP) insurance receivable adjustment.
(e)	Sale of a marine terminal and related assets in the Northwest U.S. (Grays Harbor Dock, WA).
(f)	Southeast U.S. fires resulted in write-off of destroyed timber assets and other fire related expenses, as well as lower prices of salvage timber.
(g)	Sale of Rayonier’s 25 percent interest in a New Zealand timberland joint venture.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company has restated its Consolidated Financial Statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 related to the consolidation of two third-party wood chip manufacturers as discussed in Note 20-Restatements. The MD&A gives effect to this restatement.

	Year Ended December 31
Segment Information (in millions)	2002	2001	2000

Sales
Performance Fibers
Cellulose Specialties	$375	$369	$348
Absorbent Materials	151	178	228

Total Performance Fibers	526	547	576

Timber and Land
Timber	172	189	203
Land	75	84	70

Total Timber and Land	247	273	273

Wood Products
Lumber	99	89	85
MDF	38	36	34

Total Wood Products	137	125	119

Other	216	192	252
Intersegment Eliminations	(9)	(13)	(24)

Total sales	$1,117	$1,124	$1,196

Operating Income (Loss)
Performance Fibers	$36	$36	$85
Timber and Land
Timber	77	94	114
Land	47	51	38

Total Timber and Land	124	145	152

Wood Products	(9)	(9)	(17)
Other	(3)	(5)	(2)
Provision for dispositions	(3)	—	(15)
Corporate and eliminations	(15)	(18)	(14)

Total operating income	$130	$149	$189

Summary of Business Conditions

     Rayonier’s net income in 2002 was $54 million or $1.92 per share, compared to $58 million or $2.09 per share in 2001. Income from continuing operations for 2002 was $55 million or $1.95 per share compared to $57 million or $2.06 per share in 2001. Low demand for many of Rayonier’s products, which began in the second half of 2000, continued through 2001 and 2002. The reduced demand is attributable to a considerably weaker global economy and for most of the time, a stronger U.S. dollar.

     In Rayonier’s Performance Fibers segment, low demand caused commodity fluff pulp prices to decline steadily during 2001. In 2002, prices remained low, but stable. Sales volumes of high-value cellulose specialties pulp increased during the year due to strong demand, while prices remained relatively stable.

     In the Timber and Land segment, timber volumes increased slightly in the Northwest U.S. and New Zealand while they declined in the Southeast U.S. On average, timber prices declined in the U.S. although they improved in New Zealand. In 2002, the Company continued its ongoing strategic land sales program to capture the appreciation of its timberland values on a more regular basis and to reduce debt. Timberland sales were lower in 2002, principally due to a large tract of timberland sold in the second quarter of 2001 for $60 million.

     In the Wood Products segment, despite near record demand for lumber, prices declined due to overcapacity and higher imports. At the Company’s medium-density fiberboard (MDF) plant in New Zealand, price realization improved due to a favorable mix, while volumes remained at the prior year level.

     In 2002, Rayonier continued to focus its capital spending on cost reduction and quality and productivity improvements in its Performance Fibers segment. In the Timber and Land segment, the Company focused its capital spending on investment in reforestation and silvicultural projects for its timberland base. These investments are expected to help moderate the cyclical effects of the Performance Fibers business, improve bottom-of-the-cycle earnings and add value to existing assets. For additional information regarding the Company’s capital expenditures, see Liquidity and Capital Resources.

     Rayonier’s results continue to be adversely affected by the recessionary global economy and low, but generally stable, product prices. The Company continues to experience strength in its high value Cellulose Specialties business and its timberland sales program. On January 21, 2003, the Company indicated that first quarter 2003 earnings were expected to be lower than both first quarter and fourth quarter 2002 earnings due to the timing of land sales and Performance Fibers’ shipments, weaker timber markets and increased raw material and energy costs. Meaningful earnings improvement over current levels is not expected until the economy recovers.

     During 2002, the Company sold its New Zealand East Coast timberland operations, resulting in a loss on sale of $1.6 million or $0.06 per share, which is reflected as a discontinued operation in the Consolidated Statements of Income and Comprehensive Income. The New Zealand East Coast 2002 income from discontinued operations of $0.9 million or $0.03 per share was reclassified to discontinued operations, resulting in a net loss from discontinued operations of $0.7 million or $0.03 per share. East Coast operating income for 2001 of $0.7 million or $0.03 per share and for 2000 of $0.7 million or $0.02 per share was also reclassified to discontinued operations.

Results of Operations, 2002 versus 2001

Sales and Operating Income

     Sales of $1.117 billion and operating income of $130 million in 2002 were $7 million and $19 million below 2001 sales and operating income, respectively. Lower sales and operating income in 2002 were a result of unfavorable absorbent materials prices and mix, lower land sales, weaker U.S. timber prices and higher incentive compensation. These items were partially offset by lower manufacturing costs in performance fibers, lumber and MDF.

Performance Fibers

     Performance Fibers sales of $526 million were $21 million below the prior year primarily due to lower absorbent materials prices, (mainly fluff pulp) and unfavorable cellulose specialties prices and mix, partially offset by higher cellulose specialties volume. Fluff pulp pricing is commodity in nature and generally moves in tandem with paper pulp market prices. During 2001, paper pulp and fluff pulp pricing declined significantly throughout the year. These markets continued to decline during 2002, although not as severely. As a result, the Company’s average fluff pulp prices declined 10 percent in 2002 compared to 2001, while its average absorbent materials prices declined 11 percent. Offsetting these price declines was a favorable mix change in the Company’s cellulose specialties volume, which increased 3 percent. This included a 2 percent increase in acetate pulp volumes, an 11 percent increase in ethers pulp volumes and a 15 percent increase in high-value specialty filter papers pulp volume. Despite the increase in volumes, average cellulose specialties prices declined 1 percent in 2002. Since 1999, the Company has improved its mix of cellulose specialties/absorbent materials from a 55/45 percent ratio to a 62/38 percent ratio in 2002. Operating income of $36 million for the segment was essentially at the 2001 level as a result of unfavorable prices, offset by lower manufacturing costs and higher cellulose specialties volume.

Timber and Land

     Timber and Land sales of $247 million were $26 million below prior year and operating income of $124 million was $21 million below the prior year.

Timber

     Timber sales of $172 million and operating income of $77 million were each $17 million below 2001 principally due to lower U.S. timber prices. In the Southeast U.S., average pine timber prices declined 6 percent due to an increasing supply of pine logs in the market. In the Northwest U.S., timber prices declined 6 percent, as market demand for hemlock and Douglas fir remained low compared to prior year levels. These unfavorable variances were partially offset by a 13 percent increase in radiata pine timber prices in New Zealand due to the strong export lumber manufacturing customer base in the Southland and West regions that the Company supplies. Although delivered log sales did not significantly impact 2002 operations, log sales in 2003 are expected to increase.

Land

     Land sales of $75 million were $9 million below prior year with operating income of $47 million decreasing $4 million. The operating income decline resulted from lower volume, as only 44,256 acres were sold in 2002 versus 67,417 acres in 2001, which included a significant margin contribution from a major timberland sale (56,118 acres) in the second quarter. The Company routinely sells between 2 to 4 percent of its timberland base each year in order to capture the appreciated value on a more regular basis.

Wood Products

     Sales of $137 million for this segment were $12 million above prior year, while the operating loss of $9 million was at the 2001 level. Lumber results were essentially at the prior year level with lower manufacturing costs offset by a 4 percent decrease in average prices. The usual cyclical improvement in lumber prices due to strong housing starts was not evident due to a surge in Canadian lumber supply ahead of tariff increases and increased imports driven by the strong U.S. dollar. MDF results were also essentially at the prior year level, with a 5 percent price appreciation due to mix offset by higher manufacturing costs. In order to improve operating margins in these non-core businesses, the Company closed a lumber finishing operation resulting in a $0.5 million impairment charge to reflect the estimated net realizable value of this asset now held for sale. Impairment testing on the remaining assets in this segment indicates that the net book value is recoverable from estimated future undiscounted cash flows. The Company does not have any immediate plans to exit these businesses.

Other

     Sales of all other operations of $216 million were $24 million above prior year, while the operating loss of $3 million was $2 million below the prior year loss. In 2002, trading margins improved based on higher sales compared to 2001. The Company has consolidated certain operations in its non-core businesses in order to improve operating margins but does not have immediate plans to exit these businesses.

Provision for Dispositions

     In 2002, the disposition reserve for the closure of Washington facilities including the Port Angeles, WA performance fiber mill was increased by $2.7 million due to revised cost estimates to complete required remediation procedures. No such adjustments were recorded in 2001.

Corporate and other

     Corporate and other costs of $15 million for 2002 were $3 million lower than 2001 principally due to the favorable impact of balance sheet foreign exchange translation and lower reorganization costs, partially offset by higher incentive compensation.

     Rayonier purchases foreign currency forward contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. Upon purchase, the Company prepares and accumulates the required formal documentation in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and designates each New Zealand dollar forward contract as a cash flow hedge of certain forecasted New Zealand dollar-denominated cash outflows. At each reporting date thereafter, the contracts are marked-to-market and changes in the fair value of the forward contracts are deferred and recorded as part of “Accumulated other comprehensive income (loss).” When the forecasted transaction comes to fruition and is recorded in earnings, the gains or losses on the contracts are reclassified to the Consolidated Statements of Income and Comprehensive Income on the line entitled “Other operating income, net.” In 2002, the Company recorded a pre-tax gain of $1.2 million relating to the contracts versus a pre-tax loss of $0.6 million in 2001. In 2002, the New Zealand/U.S. dollar exchange rate increased from 0.42 on January 1, 2002, to 0.52 on December 31, 2002. For additional information relating to the Company’s New Zealand forward contracts, see Note 4-Financial Instruments.

Other Income/Expense

     Interest expense of $62 million was $8 million below the prior year principally due to lower debt, partially offset by higher tax deficiency interest accrued resulting from recent IRS settlement proposals relating to outstanding tax audit issues. During 2002, Rayonier reduced debt by $213 million utilizing its strong operating cash flow and $64 million in proceeds from the sale of its New Zealand East Coast operations.

     Interest and miscellaneous income of $2 million was primarily interest income. This was consistent with the amount in 2001, as lower interest income in our Performance Fibers segment in 2002 was offset by interest income resulting from the New Zealand East Coast sale.

Income Taxes

     The effective tax rate for 2002 was 21 percent compared to 29 percent in 2001. The effective tax rates are below U.S. statutory levels primarily due to lower rates in effect for foreign subsidiaries, export sales tax benefits, and research and development credits. In 2002, the appreciation of the New Zealand dollar versus the U.S. dollar and the realization of previously unrecognized foreign tax benefits resulted in an even lower effective tax rate. The following table reconciles the Company’s income tax provision at the U.S. statutory rate to the reported provision and effective tax rate for 2002, 2001 and 2000 (in millions):

	2002	%	2001	%	2000	%

Income tax provision from continuing operations
at U.S. statutory rate	$24.4	35.0	$28.2	35.0	$37.4	35.0
State and local taxes, net of federal benefit	0.3	0.4	0.7	0.9	1.2	1.2
Foreign operations	(4.7)	(6.8)	(3.6)	(4.4)	1.2	1.1
Tax benefit on foreign sales	(2.3)	(3.3)	(2.1)	(2.7)	(4.4)	(4.2)
Permanent differences	(0.1)	(0.2)	2.7	3.4	0.4	0.4
Reduction in tax reserves resulting from completion
of tax audits	—	—	—	—	(5.0)	(4.7)
Research and development tax credits and other, net	(2.7)	(3.8)	(2.2)	(2.8)	(1.4)	(1.3)

Income tax provision from continuing operations
as reported	$14.9	21.3	$23.7	29.4	$29.4	27.5

Results of Operations, 2001 versus 2000

Sales and Operating Income

     Sales of $1.124 billion in 2001 were $72 million below 2000 sales, while operating income declined $40 million to $149 million in 2000. Lower sales and operating income in 2001 resulted from lower absorbent materials volume and prices, weaker timber and lumber prices, and lower trading activity. These unfavorable items were partially offset by higher cellulose specialties, lumber and timber volumes.

Performance Fibers

     Performance Fibers sales of $547 million were $29 million below the prior year, principally due to lower absorbent materials prices and volume, and slightly lower cellulose specialties prices partly offset by higher cellulose specialties volume. Average fluff pulp prices declined 25 percent and 14 percent for the fourth quarter and full year, respectively, compared to the same periods in 2000. Average absorbent materials prices, which include fluff pulp prices, declined 9 percent compared to 2000. Fluff pulp prices are significantly impacted by the cyclical nature of commodity market paper pulp prices, which declined during 2001 as the sluggish economy caused demand to fall in that market. However, due to the Company’s high-value product mix, prices for the Performance Fibers segment tend to lag commodity paper pulp prices and its upturns and downturns are not as pronounced. Average cellulose specialties prices were only 1 percent lower in 2001, while volumes increased 7 percent. Since 1999, the Company has improved its mix of cellulose specialties/absorbent materials from a 55/45 ratio to 60/40 in 2001. Operating income of $36 million for the segment was $49 million below 2000, as a result of the lower prices and higher manufacturing costs, partially offset by the higher cellulose specialties volume.

Timber and Land

     Timber and Land sales of $273 million were at the prior year level, while operating income of $145 million was below the prior year by $7 million.

Timber

     Timber sales of $189 million and operating income of $94 million in 2001 were $14 million and $20 million below prior year, respectively. Sales declined due to lower timber prices in all of the Company’s operating regions. In the Northwest U.S., average prices declined 23 percent compared to 2000, while in the Southeast U.S. average prices declined 13 percent. These price declines were partly offset by higher volumes. In New Zealand, average prices increased 8 percent while volume declined 12 percent.

Land

     Timberland sales of $84 million and operating income of $51 million were above 2000 by $14 million and $13 million, respectively. The operating income improvement essentially results from a higher margin on a major timberland sale in the second quarter of 2001 compared to a first quarter 2000 major timberland sale, as well as an additional significant timberland sale in the fourth quarter of 2001. In 2000, Rayonier announced a program to routinely sell between 2 percent to 4 percent of its timberland base to capture its appreciated value annually. In 2001, the Company sold approximately 67,000 acres, or 2.9 percent of its timberland base. In 2000, it sold approximately 63,000 acres, or 2.6 percent of its timberland base.

Wood Products

     Sales of $125 million were $6 million above the prior year while an operating loss of $9 million was favorable to 2000 by $8 million. Lumber results improved from the prior year due to lower manufacturing costs and a 19 percent increase in volume. These improvements were partly offset by lower average lumber prices, which declined 11 percent. Poor lumber market conditions, which deteriorated significantly during 2000, carried over into 2001, causing prices to decline in 2001. MDF results improved in 2001 compared to the prior year due to slightly higher prices and volume and lower manufacturing costs.

Other

     Sales of all other operations of $192 million were $60 million below the prior year while an operating loss of $5 million was unfavorable to 2000 by $3 million. The log trading business results declined compared to 2000 due to lower volume and slightly lower prices.

Corporate and other

     Corporate and other costs of $18 million for 2001 were $4 million higher than 2000 principally due to higher stock-price based incentive compensation and reorganization costs associated with the retirement of two senior executives.

Other Income/Expense

     Interest expense of $70 million was $17 million below the prior year principally due to lower debt. During 2001, Rayonier reduced debt by $126 million.

     Other income in 2001, primarily interest income, was $2 million compared to $5 million in 2000. The prior year amount includes a pre-tax gain of $7.6 million due to the sale of the Company’s interest in a New Zealand joint venture. This gain in 2000 was partially offset by an unfavorable impact from mark-to-market losses on foreign currency forward contracts prior to the adoption of SFAS No. 133.

Income Taxes

     The effective tax rate for 2001 was 29 percent compared to 28 percent in 2000. The effective tax rates are below U.S. statutory levels, primarily due to the lower rates in effect for foreign subsidiaries, export sales tax benefits, research and development credits and a 2001 year-end foreign currency related tax benefit adjustment. The 2000 rate was below 2001 due to the reversal of tax provisions for items resolved as a result of the completion of several tax audits.

Liquidity and Capital Resources

     Cash provided by operating activities of $253 million in 2002 increased $22 million from 2001. This increase was a result of lower working capital requirements, including lower tax and interest payments, and $20.8 million of pension contributions made in 2001 versus $0.7 million in 2002. Rayonier used this operating cash flow to reduce debt, finance capital expenditures of $77 million, pay dividends of $40 million, and repurchase $3 million of its outstanding common shares. During the year, the Company paid off its remaining $78 million of outstanding 7.5% notes. The year-end debt-to-capital ratio of 48 percent was 7 percentage points lower than 2001. The percentage of debt with fixed interest rates was 78 percent as of December 31, 2002, and 77 percent as of December 31, 2001. On December 31, 2002, the Company had cash investments of $14 million, an increase of $7 million from year-end 2001. The cash investments consist of marketable securities with maturities at date of acquisition of 90 days or less.

     The severe decline in the U.S. equity markets during 2002 reduced the value of the Company’s pension plan assets and lower interest rates have increased the net present value of projected benefit obligations. At December 31, 2002, the Company’s pension plans were underfunded (projected benefit obligation in excess of the fair market value of the plan assets) by approximately $64 million versus $16 million at December 31, 2001. As a result, the Company estimated that approximately $11 million would be required to be contributed to the plan by September 2004 to meet the minimum requirements for the 2003 plan year; alternatively, to avoid additional funding charges the Company elected to contribute $9.5 million in January 2003. In addition to the pension contribution, the Company anticipates increased cash outflows in 2003 related to potential IRS audit settlements and environmental spending. See Note 14-Contingencies, and Environmental Regulation for further information.

     Cash provided by discontinued operations in 2002 of $71 million includes the cash flows from operations of the Company’s New Zealand East Coast timber operations prior to its sale and proceeds from the sale of $64 million. At closing, the Company received $12 million in cash and a note receivable for $52 million to be paid in monthly installments during 2002, with a balloon payment due in December 2002. In October, the buyer prepaid the outstanding note receivable of $46 million.

     Cash provided by operating activities of $231 million in 2001 declined $56 million from $287 million in 2000. The decline was principally a result of lower income. Rayonier used this operating cash flow to reduce debt by $126 million, finance capital expenditures of $75 million, pay dividends of $39 million and repurchase $2 million of its outstanding common shares. The 2001 year-end debt-to-capital ratio of 55 percent was 4 percentage points lower than 2000. The percentage of debt with fixed interest rates was 77 percent as of December 31, 2001, and 69 percent as of December 31, 2000.

     The discussion below is presented to enhance the reader’s understanding of Rayonier’s ability to generate cash, its liquidity and its ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), and Free Cash Flow. These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Free Cash Flow is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing the financial condition and cash generating ability of the Company. EBITDA and Free Cash Flow as defined may not be comparable to similarly titled measures reported by other companies.

     EBITDA is defined as earnings from continuing operations before interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales. EBITDA is a non-GAAP measure of gross cash generating capacity of the Company. In 2002, EBITDA was $312 million or $11.07 per share, a decrease of $23 million or $1.05 per share from 2001. The decrease was primarily due to lower sales in the Timber and Land segment. In 2001, EBITDA was $335 million or $12.12 per share, a decrease of $40 million or $1.43 per share from 2000. This decrease was primarily due to lower operating cash from the Performance Fibers segment and to a lesser degree from the Timber and Land segment.

     Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the three-year period ended December 31, 2002 (in millions except per share amounts):

	2002	2001	2000

Cash provided by operating activities	$252.9	$231.0	$286.6
Add: Income tax expense	14.9	23.7	29.4
Interest expense	62.4	70.3	87.2
Working capital increases (decreases)	(5.8)	5.7	3.7
Other Balance Sheet increases (decreases)	(12.8)	3.8	(31.5)

EBITDA	$311.6	$334.5	$375.4

EBITDA per share	$11.07	$12.12	$13.55

     Rayonier has revolving credit agreements with a group of banks that provide the Company with unsecured credit facilities totaling $170 million. The revolving credit facilities are used for direct borrowings and in the past, as credit support for a commercial paper program. In November 2002, a $55 million facility expired. As of December 31, 2002, the Company had $170 million of available borrowings under its facility, which expires in November 2004. In addition, in connection with the financing of the Smurfit timberland acquisition, RTOC entered into an agreement with a group of banks that provided RTOC with revolving credit facilities totaling $75 million and a term loan of $200 million, of which $30 million was outstanding at December 31, 2002. As of December 31, 2002, RTOC had $75 million of available borrowings under the revolving credit portion, which expires in 2004. In addition, the Company has on file with the Securities and Exchange Commission, a shelf registration statement to offer $150 million of new public debt securities. Management believes that internally generated funds, combined with available external financing as described above, will enable Rayonier to fund capital expenditures, dividends, share repurchases, working capital, and other liquidity needs for the foreseeable future.

     In conjunction with the Company’s long-term debt, certain covenant restrictions are required on the ratio of EBITDA to consolidated interest expense and total debt to EBITDA. In addition, there are covenant requirements in effect for RTOC on the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges and the ratio of consolidated debt to consolidated cash flow available for fixed charges. The covenants listed below are calculated on a trailing 12-month basis.

     The most restrictive long-term debt covenants in effect for Rayonier as of December 31, 2002, were as follows:

	Covenant Requirement	Actual ratio at December 31, 2002	Favorable (Unfavorable)

EBITDA to consolidated interest expense should not be less than	2.50 to 1	5.04 to 1	2.54
Total debt to EBITDA should not exceed	4.00 to 1	2.07 to 1	1.93
Consolidated RTOC cash flow available for fixed charges
to consolidated RTOC fixed charges should not be less than	1.65 to 1	2.86 to 1	1.21
Consolidated RTOC debt to consolidated RTOC cash flow
available for fixed charges may not exceed	4.25 to 1	2.34 to 1	1.91

     In addition to the covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets and the making of certain payments between RTOC and Rayonier. The Company is currently in compliance with all of these covenants.

     Rayonier defines custodial capital spending as capital expenditures required to maintain its current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition as well as in compliance with regulatory requirements. In 2002, capital expenditures of $77 million included $66 million of custodial capital spending, of which $7 million was for environmental spending. Discretionary spending of $11 million was for additions to the Jesup packaging line automation and process efficiency projects, the NovaThin® engineered absorbent materials facility, the Baxley automated lumber handling system, and the Swainsboro mill modifications. Rayonier expects to invest approximately $90 million in capital projects for each of the two years ended 2003 and 2004. Capital projects include profit improvement, custodial capital, timberlands reforestation and various projects to comply with new environmental laws and requirements. As new environmental regulations are promulgated, additional capital spending may be required. For additional information concerning environmental expenditures, see Environmental Regulation.

     Free Cash Flow is defined as cash provided by operating activities of continuing operations less net custodial capital spending, dividends at the prior year level and the tax benefit on the exercise of stock options. Free Cash Flow is a non-GAAP measure of discretionary cash available for capital expenditures, paying dividends above the prior year level, repurchasing the Company’s common shares and/or reducing debt. Free Cash Flow of $145 million in 2002 increased $16 million from $129 million in 2001. The increase primarily results from lower working capital requirements partially offset by higher custodial capital spending.

     Below is a reconciliation of Cash Provided by Operating Activities to Free Cash Flow for the three-year period ended December 31, 2002 (in millions):

	2002	2001	2000

Cash provided by operating activities	$252.9	$231.0	$286.6
Custodial capital spending, net	(65.6)	(60.9)	(65.9)
Dividends at prior year level	(39.9)	(39.2)	(35.1)
Tax benefit on exercise of stock options	(2.5)	(1.5)	—

Free Cash Flow	$144.9	$129.4	$185.6

     In 1996, Rayonier began a Common Share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. This program limits the number of shares that may be repurchased each year to the greater of 1.5 percent of our outstanding shares or the number of incentive shares actually issued to employees during the year. In October 1998, the Board authorized the repurchase of an additional one million shares through December 31, 2000 and in October 2000, the Board increased the authorization by an additional one million shares. These share repurchases were authorized separately from the 1.5 percent of outstanding share anti-dilutive program. Below is a table of share repurchases for the past three years:

	2002	2001	2000

Shares repurchased	70,000	52,900	433,000
Cost of repurchased shares (in thousands)	$3,144	$2,031	$17,624
Average cost per share	$44.91	$38.39	$40.70

     In February 2002, Standard & Poor’s revised its outlook on the Company to stable from negative and re-affirmed their triple-‘B’-minus investment grade rating on the Company’s long-term debt. In addition, they withdrew their ‘A-3’ short-term debt rating on the Company’s commercial paper program at the Company’s request, as the program is currently inactive due to the focus on debt reduction. Moody’s investment grade rating on the Company is ‘Baa3’, with a stable outlook.

     Net debt is an additional non-GAAP measure that management uses as an indication of anticipated debt levels. It is defined as total debt on a GAAP basis less cash invested and intended for debt reduction. At December 31, 2002 and 2001, cash invested was $14 million and $7 million, respectively, resulting in net debt of $639 million and $858 million, respectively. The Company’s net debt to capital ratios were 47 percent and 55 percent as of December 31, 2002 and 2001, respectively.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

     In addition to using cash flow from operations, the Company finances its operations through the issuance of debt, and by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Balance Sheet, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.

     The following table aggregates the Company’s contractual financial obligations and anticipated cash spending by period:

		Payments Due by Period
Contractual Financial Obligations (000’s)	Total	2003	2004-2005	2006-2007	Thereafter

Current maturities of long-term debt	$3,520	$3,520	$—	$—	$—
Long-term debt	648,200	—	87,120	121,315	439,765
Operating leases - timberland	127,661	6,491	12,454	11,792	96,924
Operating leases - PP&E, offices	22,656	10,524	4,234	2,385	5,513
Capital leases	366	—	—	—	366
Purchase obligations	4,777	4,777	—	—	—

Total contractual cash obligations	$807,180	$25,312	$103,808	$135,492	$542,568

     The nature and purpose of the Company’s off-balance sheet arrangements are to provide credit support for certain creditors in case of default and collateral for certain self-insurance programs that the Company maintains. These arrangements consist of standby letters of credit and surety bonds. As part of its ongoing operations, the Company may also periodically issue guarantees to third parties. The Company’s off-balance sheet arrangements are not considered to be a source of liquidity or capital resource for the Company and do not expose the Company to material risks or material unfavorable financial impacts.

     The following table aggregates the Company’s financial commitments as of December 31, 2002:

Financial Commitments (000’s)	Total Amounts Committed

Standby letters of credit (1)	$75,070
Guarantees (2)	7,454
Surety bonds (3)	10,009

Total financial commitments	$92,533

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit expire at various dates during 2003 and 2004 and are typically rolled over as required.

(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations, estimated at $1.5 million per year. The buyer of the property is the primary obligor and has posted a performance bond with the New Zealand government. If the buyer fails to pay the obligations, the Company would then have to perform under the guarantee and seek legal redress from the buyer. This guarantee expires in 2007.

(3)	The Company has issued surety bonds primarily to secure timber in the State of Washington as well as providing collateral for the Company’s workers’ compensation self-insurance program in that State. These surety bonds expire at various dates during 2003 and 2004 and are renewed as required.

Critical Accounting Policies

     The preparation of Rayonier’s financial statements requires the Company to make estimates, assumptions and judgements that affect the assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities reported in this Annual Report on Form 10-K. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions.

Merchantable inventory and depletion costs as determined by forestry timber harvest models

     Significant assumptions and estimations are used in the recording of timberland inventory cost and depletion. Rayonier employs a forestry technical services group at each of its timberland management locations. Merchantable standing timber inventory is estimated annually, using industry-standard computer software. The inventory calculation takes into account growth, in-growth (annual transfer of oldest pre-merchantable age class into the merchantable inventory), timberland sales and the annual harvest specific to each business unit. An annual business unit depletion rate is established by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect the Company’s results, in particular, timber inventory and depletion costs. A three percent change in actual versus estimated standing merchantable inventory would cause depletion to change by approximately $2.2 million.

Depreciation of long-lived assets as specifically affected by economic obsolescence

     The Company computes depreciation expense using the units of production method on its Performance Fibers and MDF production plant and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. Management believes these depreciation methods are the most appropriate under the circumstances as they more closely match revenues with expenses versus other generally accepted accounting methods. Long-lived assets are periodically reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition and other causes.

Environmental costs associated with dispositions and discontinued operations

     Rayonier has significant liabilities accrued for environmental costs relating to past dispositions and discontinued operations that will be spent over the next 20 to 25 years. Significant estimates are used in determining the proper value of these obligations at a given point in time, especially due to the long-term nature of the obligations. Typically these cost estimates do not vary significantly on a quarter to quarter basis. Factors affecting these estimates include, but are not limited to, technological and regulatory changes, results from on-going work and management’s judgement. Management periodically reviews the Company’s environmental liabilities for technological and regulatory changes and also engages consultants to assess the extent of additional work required. A material change in an estimate in any given period could have a favorable or unfavorable effect on the results of the Company’s operations. In 2002, reserves were increased by $2.7 million for revised estimates of remediation costs required at the Company’s closed Washington sites, including its Port Angeles mill.

     Expenditures for all such environmental costs totaled $9 million in 2002 and are expected to increase to $16 million in 2003 primarily as a result of the increased spending required at the Company’s Washington State and Southern Wood Piedmont sites. The Company expects annual expenditures in 2004 and future years to return to the $9 million to $11 million range.

Determining the adequacy of pension assets and liabilities

     The Company maintains four qualified benefit plans which cover substantially all of the Company’s U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to participants in the qualified plans. Pension expense for all plans was $3.4 million in 2002. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in the Company’s financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, longevity and service lives of employees. Although there is authoritative guidance on how to select these assumptions, the Company’s management and its actuaries exercise some degree of judgement when selecting these assumptions. Selecting different assumptions, as well as actual versus expected results, would change the net periodic benefit cost and funded status of the benefit plans recognized in the financial statements.

     In determining pension expense of $3.4 million in 2002, a $14 million return on pension assets was assumed, based on an expected long-term rate of return of 9.75 percent, versus an actual loss of $14 million. This long term return assumption (calculated using geometric/compound averaging) was established based on historical long-term rates of return on broad equity and bond indices, discussions with the Company’s actuaries and investment advisors and consideration of the actual annualized rate of return of 11 percent through 2001 (since the 1994 spin-off from ITT Corporation). With the recent decline in equity markets the Company has reduced its long-term rate of return assumption to 8.5 percent, effective January 1, 2003. Management will review this assumption periodically to ensure it remains reasonable. At December 31, 2002 the Company’s asset mix consisted of 62 percent equities and 38 percent bonds. The Company does not expect this mix to materially change in the future.

     In determining its future pension obligations, the Company selects a discount rate based on rates supplied by its actuaries who incorporate high quality (AA rated), long-term corporate bond rates into their models. The discount rate at December 31, 2002 of 6.5 percent declined from the December 31, 2001 rate of 7.4 percent.

     As a result of reducing the long-term expected rate of return and the discount rate and considering the unrecognized actuarial losses of $61 million, the Company expects its 2003 pension expense to increase $3 million to $5 million from the $3.4 million recorded in 2002. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates and other employee related matters.

     If a long-term return on plan assets of 8.5 percent (the current assumption) had been used at the beginning of 2002 and all other assumptions remained constant, 2002 pension expense would have increased by about $2 million. If a discount rate of 6.5 percent (the current assumption) had been used to calculate December 31, 2001 pension obligations and all other assumptions remained constant, our 2002 pension expense would have increased by approximately $1 million.

     The Company estimated that contributions of approximately $11 million would be required by September 2004 for the Company to meet minimum requirements for the 2003 plan year; alternatively, to avoid additional funding charges the Company contributed $9.5 million in January 2003. Although future funding requirements will vary depending on actual investment performance, changes in discount rates and other employee related matters, the Company does not anticipate additional cash contributions will be required for the remainder of 2003.

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

     In addition, the Company has not provided for taxes on approximately $81 million of undistributed foreign earnings as the Company intends to reinvest such earnings in the future. This assumption is reviewed periodically to ensure that any changes in the Company’s ability and intent to reinvest these earnings will be properly disclosed and accounted for. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. However, the additional amount of taxes payable is not practicable to estimate.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the cost of any legal obligation for the retirement of a tangible long-lived asset in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the standard effective January 1, 2003 and does not expect it to have a material impact on earnings.

     In September 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, but retains their fundamental provisions. The statement is effective for fiscal years beginning after December 15, 2001, and the Company adopted it effective January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. As allowed by the FASB, the Company early adopted the standard on April 1, 2002. During 2002, the Company refinanced $23.1 million of its revenue bonds. In accordance with the standard, the write-off of the balance of the deferred financing fees of $0.2 million and the premium of $0.5 million paid upon the redemption of the original bonds were not classified as an extraordinary item in the Company’s Consolidated Statements of Income and Comprehensive Income.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force (EITF) No. 94-3 and requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company adopted the standard effective January 1, 2003 and does not expect it to have a material impact on earnings.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements in both annual and interim financial statements related to the methods of accounting for stock-based employee compensation and the effect of the method on reported results. The standard also prohibits the use of the prospective method of transition, as outlined in SFAS No. 123, if options are to be expensed when changing to the fair value based method in fiscal years beginning after December 15, 2003. The Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that it acquired on or before January 31, 2003. The Company will adopt this Interpretation as of July 1, 2003. The Company believes it does not have any variable interests that constitute a majority variable interest requiring consolidation, and as a result, there will be no impact on its financial condition or results of operations.

Environmental Regulation

     Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Management closely monitors all of its environmental responsibilities, together with trends in environmental laws and believes that the Company is in substantial compliance with current environmental requirements. It is the opinion of management that substantial expenditures over the next 10 years will be required in the area of environmental compliance. During 2002, 2001 and 2000, Rayonier spent approximately $7 million, $4 million and $4 million, respectively, for capital projects related to environmental compliance for ongoing operations. During 2003, Rayonier expects to spend approximately $11 million on such capital projects.

     The Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s Performance Fibers mills. Rayonier continues to work with the EPA to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next five years (2003-2007) associated with Cluster Rule compliance and other environmental regulations are not expected to exceed $55 million at the Performance Fibers mills. Such capital expenditures are not expected to cause the Company in total to exceed an annual average of $90 million to $100 million.

     Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may prevent timber harvesting, road building and other activities on private lands, including a portion of the Company’s timberlands. Over the past several years, the harvest of timber from the Company’s timberlands in the State of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report. The Washington Forest Practices Board has adopted rules implementing the Forests and Fish Report that further restrict timber harvesting within buffers along streams with fish habitat. All of these restrictions have caused Rayonier to restructure and reschedule some harvest plans and have reduced the total acreage and volume of timber available for harvest. However, these restrictions have not had a material impact on Rayonier’s annual harvest volumes, and Rayonier has made changes to its long-term harvest plan to compensate for these restrictions.

     Rayonier currently estimates that expenditures during 2003-2004 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $26 million. Such costs, including monitoring and remediation costs, will be charged against our reserves for estimated environmental obligations which the Company believes are sufficient for costs expected to be incurred over the next 20 to 25 years with respect to dispositions and discontinued operations. At December 31, 2002, these reserves totaled approximately $162 million. The actual future environmental costs will be dependent on the outcome of site evaluations and negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, management does not believe that any future changes in estimates would materially affect Rayonier’s consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market and Other Economic Risks

     Rayonier is exposed to various market risks, including changes in commodity prices, interest rates and foreign currency exchange rates. The Company’s intent is to minimize the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. Rayonier does not enter into financial instruments for trading or speculative purposes.

     Cyclical pricing of commodity market paper pulp ultimately influences Performance Fibers prices, particularly in the Company’s Absorbent Materials product line. However, since Rayonier is a non-integrated producer of specialized Performance Fibers for non-papermaking end uses, its high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices and its peaks and valleys are less severe.

     Most of Rayonier’s revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk within its New Zealand operation related to foreign currency pricing and costs and periodically enters into foreign currency forward contracts to hedge the risks of foreign currency fluctuations. At December 31, 2002, the Company held foreign currency contracts maturing through January 2004 totaling $8.3 million. The fair value of outstanding foreign currency contracts at year-end was an asset of approximately $1.2 million. Market risk resulting from a hypothetical 4-cent change in the New Zealand dollar/U.S. dollar exchange rate amounts to an approximate change of $0.7 million in pre-tax income/loss.

     Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost effectively place the debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At December 31, 2002, the Company had one interest rate swap agreement in existence with a notional amount of $50 million that swapped a fixed 6.15 percent interest rate for six-month LIBOR rate plus 2.265 percent. The fair value of this interest rate swap at year-end, which matures in 2004, was an asset of $1.4 million. Market risk resulting from a one percentage point (100 basis points) change in the six-month LIBOR rate amounts to an approximate change of $0.5 million in pre-tax income/loss.

     The fair market value of long-term fixed interest rate debt is also subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Occasionally, callable bonds will be refinanced at the Company’s option if favorable economic conditions exist. Generally, the fair market value of fixed-interest-rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our fixed-rate debt at December 31, 2002, was $585 million compared to $510 million in carrying value. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2002, would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $35 million.

     The Company periodically enters into commodity forward contracts to fix certain energy costs. The forward contracts effectively eliminate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil costs. The Company does not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil expense. There were no contracts outstanding at December 31, 2002. In February 2003, the Company entered into contracts that fixed 90,000 barrels at $24.90 for the second quarter of 2003 and 60,000 barrels at $22.82 for the third quarter of 2003.

Web Site Access to Reports

     The following reports are available, free of charge through the Company’s Web Site, www.rayonier.com: the Company’s annual report on Form 10-K, its press releases, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports. These are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Safe Harbor

     Comments about market trends, anticipated earnings, expected pricing levels, projected capital spending levels (including the expected costs of compliance with environmental regulations) and the Company’s ability to meet future capital needs, sufficiency of reserves, availability of tax deductions and future activities, such as land sales, timberland purchases, timber harvests and manufacturing production levels, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events that could impact customer demand; interest rate and currency movements; fluctuations in demand for cellulose specialties, absorbent materials, timber and wood products; adverse weather conditions; changes in production costs for wood products and performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions; and implementation or revision of governmental policies and regulations affecting the environment, import and export controls and taxes.

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements on page ii.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On March 15, 2002, the Company’s Board of Directors, upon the recommendation of its Audit Committee, rescinded the appointment of Arthur Andersen LLP (Andersen) as independent auditors for 2002. On May 17, 2002, the Board of Directors, upon the recommendation of its Audit Committee, appointed Deloitte & Touche LLP as the Company’s new independent auditors.

     Andersen’s audit reports on the Company’s consolidated financial statements for each of the years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 31, 2001 and 2000 and through May 17, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Andersen, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within Rayonier’s two most recent fiscal years and the subsequent interim period through March 20, 2002. The Company provided Andersen with a copy of the above disclosures. A copy of Andersen’s letter dated March 20, 2002, stating its agreement with such statements was filed as Exhibit 16 with the Company’s 2001 Form 10-K. In addition, a copy of the Company’s letter to the Securities and Exchange Commission detailing certain quality assurances that Andersen provided to the Company in a letter dated March 15, 2002, was filed as Exhibit 99 with the 2001 Form 10-K.

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

     The information called for by Item 10 with respect to executive officers is either set forth above in Part I under the caption Executive Officers of Rayonier or incorporated herein by reference to the definitive proxy statement referred to above.

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

Item 13. Certain Relationships and Related Transactions

     None

Item 14. Controls and Procedures

     On February 28, 2003, the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures. Based on such evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures are well designed and effective in seeing that material information regarding the Company’s financial statement and disclosure obligations are promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner. The Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer again on March 21, 2003, to finalize disclosure in this Form 10-K.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as a part of this report:

(1)	See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.

(2)	See Schedule II-Valuation and Qualifying Accounts. All other financial statement schedules have been omitted because they are not applicable, the required matter is not present or the required information has been otherwise supplied in the financial statements or the notes thereto.

(3)	See Exhibit Index on pages D, E and F for a list of the exhibits filed or incorporated herein as part of this report.

(b)	Reports on Form 8-K:

(1)	Rayonier filed a report on Form 8-K dated October 15, 2002, to announce that the Company had paid off $78 million of 7.5 percent, 10-year notes.

(2)	Rayonier filed a report on Form 8-K dated October 25, 2002, to announce that the buyer of the Company’s New Zealand East Coast operations completed the transaction with an early payment of the $46.5 million note receivable.

(3)	Rayonier filed a report on Form 8-K dated December 17, 2002, announcing the Board of Directors’ approval of the sale of 8,465 acres of timberland that is scheduled to close mid-2003.

Report of Management

     To Our Shareholders:

     Rayonier management is responsible for the preparation and integrity of the information contained in the accompanying financial statements. The statements were prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include information that is based on management’s best judgments. Rayonier’s system of internal controls includes accounting controls and an internal audit program. This system is designed to provide reasonable assurance that Rayonier’s assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization, and fraudulent financial reporting is prevented or detected.

     Rayonier’s internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in policies, procedures and a written code of conduct that are communicated to Rayonier’s employees. Management continually monitors the system of internal controls for compliance. Rayonier’s independent certified public accountants, Deloitte & Touche LLP, evaluate and test internal controls as part of their annual audit and make recommendations for improving internal controls. Management takes appropriate action in response to each recommendation. The Board of Directors and the officers of Rayonier monitor the administration of Rayonier’s policies and procedures and the preparation of financial reports

/s/ W. L. Nutter W. L. NUTTER Chairman, President and Chief Executive Officer

/s/ Gerald J. Pollack GERALD J. POLLACK Senior Vice President and Chief Financial Officer

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Rayonier Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income and of cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index to Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 20 to the consolidated financial statements, the 2001 and 2000 financial statements have been restated to consolidate certain special purpose entities.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Jacksonville, FL
February 11, 2003

Rayonier Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

	For the years ended December 31,
(Thousands of dollars, except per share data)	2002	2001	2000

		As restated, See Note 20	As restated, See Note 20

Sales	$1,117,431	$1,123,758	$1,196,364

Costs and Expenses
Cost of sales	948,399	942,306	961,751
Selling and general expenses	42,443	36,298	31,213
Other operating income, net	(6,303)	(3,946)	(872)
Provision for dispositions	2,734	—	15,044

	987,273	974,658	1,007,136

Operating Income	130,158	149,100	189,228
Interest expense	(62,433)	(70,314)	(87,199)
Interest and miscellaneous income (expense), net	2,072	1,871	(2,687)
Gain from sale of joint venture	—	—	7,574

Income From Continuing Operations, Before Income Taxes	69,797	80,657	106,916
Provision for income taxes	(14,880)	(23,747)	(29,398)

Income From Continuing Operations	54,917	56,910	77,518

Discontinued Operations (Note 13)
Loss on sale of discontinued operations, net of
income tax expense of $3,307	(1,649)	—	—
Income from discontinued operations, net of
income tax expense of $780, $1,218 and $1,061	904	688	669

Income (Loss) From Discontinued Operations	(745)	688	669

Net Income	54,172	57,598	78,187

Other Comprehensive Income (Loss)
Unrealized gain on hedged transactions,
net of income tax expense of $392 and $4	697	7	—
Minimum pension liability adjustments, net of income tax
benefit of $17,383 and $416	(30,933)	(709)	—

Comprehensive Income	$23,936	$56,896	$78,187

Earnings Per Common Share

Basic Earnings (Loss) Per Share
Continuing operations	$1.98	$2.09	$2.85
Discontinued operations	(0.02)	0.03	0.02

Net income	$1.96	$2.12	$2.87

Diluted Earnings (Loss) Per Share
Continuing operations	$1.95	$2.06	$2.80
Discontinued operations	(0.03)	0.03	0.02

Net income	$1.92	$2.09	$2.82

See Notes to Consolidated Financial Statements.

Rayonier Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(Thousands of dollars)	2002	2001

Assets		As restated, See Note 20

Current Assets
Cash and cash equivalents	$18,924	$14,123
Accounts receivable, less allowance for doubtful
accounts of $2,665 and $3,392	97,927	101,480
Inventory	85,071	91,010
Timber purchase agreements	10,784	18,996
Other current assets	16,139	9,451

Total current assets	228,845	235,060

Timber Purchase Agreements	2,813	5,120
Timber, Timberlands and Logging Roads,
Net of Depletion and Amortization	1,023,243	1,131,723

Property, Plant and Equipment
Land	19,847	17,620
Buildings	112,074	117,489
Machinery and equipment	1,255,406	1,267,341

Total property, plant and equipment	1,387,327	1,402,450
Less - accumulated depreciation	846,289	806,514

	541,038	595,936

Other Assets	91,257	72,328

	$1,887,196	$2,040,167

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$66,770	$65,247
Bank loans and current maturities	3,520	10,690
Accrued taxes	29,994	13,606
Accrued payroll and benefits	18,399	14,471
Accrued interest	8,314	6,391
Accrued customer incentives	11,121	12,935
Other current liabilities	17,734	17,360
Current reserves for dispositions and discontinued operations	15,902	15,310

Total current liabilities	171,754	156,010

Deferred Income Taxes	110,160	131,723
Long-Term Debt	649,628	854,270
Non-Current Reserves for Dispositions and Discontinued Operations	146,295	153,394
Other Non-Current Liabilities	99,647	35,976
Commitments and Contingencies

Shareholders’ Equity
Common Shares, 60,000,000 shares authorized, 27,719,409
and 27,345,395 shares issued and outstanding	76,613	59,721
Retained earnings	664,037	649,775
Accumulated other comprehensive income (loss)	(30,938)	(702)

	709,712	708,794

	$1,887,196	$2,040,167

See Notes to Consolidated Financial Statements.

Rayonier Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended December 31,
(Thousands of dollars)	2002	2001	2000

		As restated, See Note 20	As restated, See Note 20
Operating Activities
Income from continuing operations	$54,917	$56,910	$77,518
Non-cash items included in income from continuing operations:
Depreciation, depletion and amortization	165,715	173,509	174,480
Non-cash cost of land sales	13,692	10,013	14,316
Deferred income taxes	5,005	3,655	12,795
Reserves for dispositions	2,734	—	15,044
Gain on sale of joint venture	—	—	(7,574)
(Increase) decrease in accounts receivable	(203)	17,096	(13,429)
(Increase) decrease in inventory	(8,711)	5,044	5,873
Increase (decrease) in accounts payable	1,523	(22,154)	13,366
Decrease (increase) in current timber purchase agreements
and other current assets	7,656	17,993	(5,137)
Increase (decrease) in accrued liabilities	5,512	(23,622)	(4,400)
Increase in other non-current liabilities	8,876	8,092	2,707
Decrease (increase) in timber purchase agreements and other assets	5,437	(7,386)	10,055
Expenditures for dispositions and discontinued operations	(9,241)	(8,195)	(8,966)

Cash Provided by Operating Activities of Continuing Operations	252,912	230,955	286,648

Investing Activities
Capital expenditures, net of sales and retirements
of $773, $491 and $1,124	(76,674)	(74,271)	(85,834)
Proceeds from the sale of joint venture, net of cash costs	—	—	14,550

Cash Used for Investing Activities of Continuing Operations	(76,674)	(74,271)	(71,284)

Financing Activities
Issuance of debt	68,610	159,000	266,172
Repayment of debt	(281,850)	(285,265)	(432,460)
Dividends paid	(39,910)	(39,207)	(39,185)
Repurchase of Common Shares	(3,144)	(2,031)	(17,624)
Issuance of Common Shares	14,312	9,276	1,954

Cash Used for Financing Activities of Continuing Operations	(241,982)	(158,227)	(221,143)

Cash Provided by Discontinued Operations	70,545	5,842	3,338

Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents	4,801	4,299	(2,441)
Balance, beginning of year	14,123	9,824	12,265

Balance, end of year	$18,924	$14,123	$9,824

Supplemental Disclosures of Cash Flow Information
Cash paid during the year:
Interest	$57,789	$73,868	$86,613

Income taxes	$7,090	$19,299	$18,802

See Notes to Consolidated Financial Statements.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated)

1. Nature of Business Operations

     Rayonier Inc. and subsidiaries (Rayonier or the Company) operates in three reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, Performance Fibers, Timber and Land, and Wood Products. The Performance Fibers segment includes two major product lines: Cellulose Specialties and Absorbent Materials. The Timber and Land segment executes its strategies in two ways: Timber and Land sales.

Performance Fibers

     Rayonier is a manufacturer of high-performance cellulose fibers. The Company owns and operates fiber production facilities at Jesup, GA and Fernandina Beach, FL, with a combined annual capacity of approximately 720,000 metric tons. These fiber products are sold throughout the world to industrial companies that produce a wide variety of products. Approximately two-thirds of Rayonier’s performance fiber sales are to export customers, primarily in Asia, Europe and Latin America.

     The Performance Fibers segment includes two major product lines: Cellulose Specialties and Absorbent Materials.

     Cellulose Specialties — Rayonier is a producer of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form of cellulose fiber. Rayonier concentrates on producing the most highly valued, technologically demanding forms of cellulose specialty products, such as cellulose acetate and high-purity cellulose ethers, and is a leading supplier of these products.

     Absorbent Materials — Rayonier is a supplier of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes, and non-woven fabrics.

Timber and Land

     The Timber and Land segment executes its strategies in two ways: Timber and Land sales.

     Timber — Rayonier owns, leases or controls approximately 2.2 million acres of timberlands in the U.S. and New Zealand. The Company manages timberlands and sells standing timber and logs to third parties.

     Land — Rayonier invests in timberlands seeking to maximize its total return from a full cycle of ownership. The end cycle includes selling portions of its timberland base to capture the appreciated value of the underlying asset. This program includes selling timberland for others to manage and harvest, and selling higher and better use (HBU) timberland properties more valuable for commercial and residential development or conservation purposes.

Wood Products

     The Company manufactures and sells dimension and specialty lumber and medium-density-fiberboard (MDF) products. Rayonier operates three lumber manufacturing facilities in the U.S. and an MDF facility in New Zealand.

Other

     Rayonier is also an exporter and trader of softwood logs, lumber and wood products. The Company purchases and harvests timber, sells logs and purchases wood products for resale.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There are risks inherent in estimating and therefore actual results could differ from those estimates.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the cost of any legal obligation for the retirement of a tangible long-lived asset in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the standard effective January 1, 2003 and does not expect it to have a material impact on earnings.

     In September 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, but retains their fundamental provisions. The statement is effective for fiscal years beginning after December 15, 2001, and the Company adopted it effective January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. As allowed by the FASB, the Company early adopted the standard on April 1, 2002. During 2002, the Company refinanced $23.1 million of its revenue bonds. In accordance with the standard, the write-off of the balance of the deferred financing fees of $0.2 million and the premium of $0.5 million paid upon the redemption of the original bonds were not classified as an extraordinary item in the Company’s Consolidated Statements of Income and Comprehensive Income.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force (EITF) No. 94-3 and requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company adopted the standard effective January 1, 2003 and does not expect it to have a material impact on earnings.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements in both annual and interim financial statements related to the methods of accounting for stock-based employee compensation and the effect of the method on reported results. The standard also prohibits the use of the prospective method of transition, as outlined in SFAS No. 123, if options are to be expensed when changing to the fair value based method in fiscal years beginning after December 15, 2003. The Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that it acquired on or before January 31, 2003. The Company will adopt this Interpretation as of July 1, 2003. The Company believes it does not have any variable interests that constitute a majority variable interest requiring consolidation, and as a result, there will be no impact on its financial condition or results of operations.

Cash and Cash Equivalents

     Cash and cash equivalents include time deposits and readily marketable debt securities with maturities at date of acquisition of three months or less.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

Inventory

     Inventories are valued at the lower of cost or market. The costs of manufactured performance fibers and MDF products are determined on the first-in, first-out (FIFO) basis. Other products are valued on an average cost basis. Inventory costs include material, labor and manufacturing overhead. Physical counts of inventories are taken at least annually. The provision for potential losses from obsolete, excess or slow-moving inventories is reviewed periodically.

     Higher and better use (HBU) real estate properties that are expected to be sold within one year are included in inventory. HBU real estate properties that are expected to be sold after one year are included in “Other Assets.”

Timber Purchase Agreements and Timber-Cutting Contracts

     Rayonier purchases timber for use in its Performance Fibers, Wood Products and trading operations. Timber that will be harvested within one year of the Balance Sheet date is classified as a current asset with the remainder classified as a non-current asset. Generally, the Company does not have sale contracts that are matched to specific timber purchase agreements; therefore Rayonier evaluates the realizability of timber purchases and timber-cutting contracts based on the estimated aggregate purchase price and harvesting cost of such timber and the sales values to be realized. Losses are recorded in the period that a determination is made that the aggregate costs in a major operating area will not be fully recoverable.

Timber and Land

     The acquisition cost of timber, timberland, real estate taxes, lease rental payments, site preparation, and other costs relating to the planting and growing of timber are capitalized. Such accumulated costs attributed to merchantable timber are charged to cost of goods sold at the time the timber is harvested or land is sold, based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Timber and land are stated at the lower of cost or market value.

Property, Plant, Equipment and Depreciation

     Property, plant and equipment additions are recorded at cost, including applicable freight, taxes, interest, construction and installation costs. No interest was capitalized in connection with major construction projects during the three years ended December 31, 2002. Pulp mill assets are accounted for using the composite method. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value, with no gain or loss recognized. Gains and losses with respect to any significant or unusual retirements of assets and all other assets not accounted for under the composite method are included in operating income.

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

     The Company depreciates its assets using units of production and straight-line depreciation methods. At its Performance Fibers and MDF manufacturing facilities, the units of production method is used for all assets except office, lab, and transportation equipment. These assets are depreciated using the straight-line method over 10 to 15 years. In addition, all of the assets at the Company’s sawmills are depreciated using the straight-line method over 3 to 15 years. Buildings and land improvements are depreciated using the straight-line method over 25 to 35 years and 15 to 25 years, respectively. Rayonier normally claims the maximum depreciation deduction allowable for tax purposes.

     The Company utilizes the accrue-in-advance method to record reserves for planned annual major maintenance during shut down at its two pulp mills and for lagoon dredging. Routine repair and maintenance costs are expensed as incurred. The major types of maintenance costs accrued as required by EITF Topic D-88 include, but are not limited to, repair and operating labor, supplies and purchased services. At December 31, 2002, the Company had $1.5 million accrued for lagoon dredging.

Revenue Recognition

     The Company recognizes revenues when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred, (iii) the Company’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     Revenue from domestic sales of Performance Fibers products is recorded when goods are shipped and title passes. Foreign sales of Performance Fibers products are recorded when the customer or agent receives the goods and title passes. Sale of timber is recorded when title passes to the buyer. Timber sales are sold either “lump-sum” with title passing immediately or “pay-as-cut” with title passing when the purchaser harvests the timber. Revenues from “pay-as-cut” sales are based on actual harvest volumes multiplied by contractually agreed upon prices. Log sales are recorded when the goods are shipped and title passes.

     Land sales are recorded when title passes and when full payment or a minimum down payment of 25 percent is received and full collectibility is assured. If a down payment of less than 25 percent is received at closing, the Company records revenue based on the installment method.

     Lumber and MDF sales are recorded when the goods are shipped and title passes. Wood products trading sales are recorded when the customer receives the product and title passes.

Environmental Costs

     Rayonier expenses environmental costs related to on-going businesses resulting from current operations. Expenditures that meaningfully extend the life or increase the efficiency of operating assets are capitalized. The Company accrues environmental obligations related to past activities or discontinued operations from which no current or future benefit is discernible. These obligations span 20 to 25 years into the future and require significant estimates to determine the proper value at any given point in time. Management periodically reviews and adjusts these estimates based on technological, regulatory or other changes that may affect them. This accrual is reflected in current and non-current “Reserves for Dispositions and Discontinued Operations” in the Consolidated Balance Sheet.

Research and Development

     Research and development efforts are directed primarily at developing new and improved cellulose fiber grades and related products, improving manufacturing efficiency, reducing energy needs, improving product quality and development, and improving environmental controls. Research activities related to timberland operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve financial returns from timberland assets. Research and development costs are expensed as incurred and aggregated $8.6 million, $9.3 million and $10.3 million in 2002, 2001 and 2000, respectively.

Foreign Currency Translation

     Foreign operations, including Rayonier’s New Zealand-based operations, use the U.S. dollar as the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Non-monetary assets, such as inventories, timber, and property, plant and equipment, are translated at historical exchange rates. Income and expense items are translated at average exchange rates prevailing during the year, except that inventories, depletion and depreciation charged to operations are translated at historical rates. Exchange gains and losses arising from translation are recognized currently in “Other operating income, net.”

Income Taxes

     Deferred income taxes are provided using the liability method under the provisions of SFAS No. 109, Accounting for Income Taxes. Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. U.S. income taxes have not been provided on earnings that the Company intends to permanently reinvest overseas.

Stock-Based Employee Compensation

     The Company accounts for stock based compensation utilizing the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Under the 1994 Plan, the Company may grant options to its employees to purchase up to 4.5 million Common Shares. The exercise price of each option equals the market price of the Company’s stock on the date of grant. Options vest in one-third increments over a three-year period starting on the date of grant. An option’s maximum term is 10 years.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends the transition and disclosure provisions of SFAS No. 123 with respect to the implementation of the fair value method of accounting for options. See Note 18-Incentive Stock Plans for additional information regarding the Company’s stock options.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     Pursuant to the disclosure requirements of SFAS No. 148, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts:

	2002	2001	2000

Net income, as reported	$54,172	$57,598	$78,187
Total stock-based employee compensation
cost included in the determination of net
income, net of related tax effects	2,555	2,000	275
Total stock-based employee compensation
cost determined under fair value method
for all awards, net of related tax effects	(6,083)	(4,284)	(3,534)

Pro forma net income	$50,644	$55,314	$74,928

Earnings per share:
Basic, as reported	$1.96	$2.12	$2.87
Basic, pro forma	$1.83	$2.04	$2.75
Diluted, as reported	$1.92	$2.09	$2.82
Diluted, pro forma	$1.80	$2.01	$2.70

Pension and Postretirement Benefits

     Rayonier records pension and postretirement costs and liabilities, including an additional minimum liability in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, health care cost trends, longevity and service lives of employees. Management reviews and updates these assumptions periodically. See Note 19-Employee Benefit Plans, for the disclosures required by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.

Reclassifications

     Certain 2001 and 2000 amounts have been reclassified to agree with the current year presentation.

3. Segment and Geographical Information

     Rayonier operates in three reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Performance Fibers, Timber and Land, and Wood Products. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Timber and Land segment’s strategies include buying and managing timberlands, selling timber, and selling timberland and certain high value timberland (known as higher and better use, HBU) to be used for conservation, real estate development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Land sales. Timber sales include all activities that relate to the growing and harvesting of timber, while Land sales include the sale of all timberland tracts, including those designated for HBU. The Wood Products segment includes lumber and MDF. The Company’s remaining operations include the purchasing and harvesting of timber from third parties and selling logs (timber trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. The accounting policies of all operating segments are the same as those described in Note 2-Summary of Significant Accounting Policies. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

     Operating income (loss) as stated in the following table and as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income (loss). The income (loss) items below “Operating income” in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest, miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     Previously, the Company reported a “Wood Products and Trading” segment which included the operations currently reported in “Wood Products” and “Other.” All prior periods presented below conform to the 2002 presentation.

     Segment information for each of the three years ended December 31, 2002, follows (in millions of dollars):

	Sales			Operating Income/(Loss)
	2002	2001	2000	2002	2001	2000

Performance Fibers	$526	$547	$576	$36	$36	$85
Timber and Land	247	273	273	124	145	152
Wood Products	137	125	119	(9)	(9)	(17)
Other	216	192	252	(3)	(5)	(2)
Corporate and eliminations (a)	(9)	(13)	(24)	(18)	(18)	(29)

Total	$1,117	$1,124	$1,196	$130	$149	$189

(a) Includes unallocated corporate expenses and intersegment eliminations.

	Gross Plant Additions			Depreciation, Depletion and Amortization			Identifiable Assets
	2002	2001	2000	2002	2001	2000	2002	2001	2000

Performance Fibers	$35	$38	$32	$78	$78	$77	$548	$591	$662
Timber and Land	35	34	44	74	82	83	1,108	1,211	1,243
Wood Products	5	2	8	13	13	12	130	143	151
Other	—	1	1	—	1	1	46	63	83
Corporate	2	—	2	1	—	1	42	22	32
Dispositions	—	—	—	—	—	—	13	10	10

Total	$77	$75	$87	$166	$174	$174	$1,887	$2,040	$2,181

Product Line Information

     Sales by product line for each of the three years ended December 31, 2002, is as follows (in millions of dollars):

	Year Ended December 31
	2002	2001	2000

Performance Fibers
Cellulose Specialties	$375	$369	$348
Absorbent Materials	151	178	228

Total Performance Fibers	526	547	576
Timber and Land
Timber	172	189	203
Land	75	84	70

Total Timber and Land	247	273	273
Wood Products
Lumber	99	89	85
MDF	38	36	34

Total Wood Products	137	125	119
Other	216	192	252
Intersegment Eliminations	(9)	(13)	(24)

Total Sales	$1,117	$1,124	$1,196

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

Geographical Operating Information

     Information by geographical operating area for each of the three years ended December 31, 2002, is as follows (in millions of dollars):

	Sales			Operating Income/(Loss)			Identifiable Assets
	2002	2001	2000	2002	2001	2000	2002	2001	2000

United States	$989	$1,012	$1,063	$121	$146	$190	$1,652	$1,732	$1,871
New Zealand	87	72	84	9	3	(3)	198	282	300
All Other	41	40	49	—	—	2	37	26	10

Total	$1,117	$1,124	$1,196	$130	$149	$189	$1,887	$2,040	$2,181

     Rayonier’s sales by destination for the three years ended December 31, 2002, are as follows (in millions of dollars):

	Sales by Destination
	2002	%	2001	%	2000	%

United States	$674	61	$656	58	$662	55
Europe	122	11	125	11	107	9
Japan	79	7	111	10	127	11
China	69	6	66	6	82	7
Other Asia	93	8	76	7	105	9
Latin America	34	3	45	4	66	5
Canada	36	3	34	3	34	3
All other	10	1	11	1	13	1

	$1,117	100	$1,124	100	$1,196	100

     The majority of sales to foreign countries are denominated in U.S. dollars.

4. Financial Instruments

     The Company is exposed to various market risks, including changes in foreign exchange rates, interest rates and commodity prices. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee, whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into such financial instruments for trading purposes.

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. SFAS No. 133 requires that all derivative financial instruments such as interest rate swap agreements and foreign exchange contracts be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations. Transactions that provide for the forward purchase or sale of raw materials are not included in the financial statements until physical delivery of the product, as these transactions are done in the normal course of business and qualify for treatment as normal purchases and sales under SFAS No. 133.

Foreign Currency Forward Contracts

     In the Company’s New Zealand timber operations and at the New Zealand MDF manufacturing facility, normal operating expenses include contractor and license fees, care and maintenance of timberlands, salaries and wages, wood purchases and other production costs incurred and paid in New Zealand dollars.

     Rayonier purchases foreign currency forward contracts to mitigate the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. Upon purchase, the Company prepares and accumulates the required formal documentation in accordance with SFAS No. 133, and designates each New Zealand dollar forward contract as a cash flow hedge of certain forecasted New Zealand dollar-denominated cash outflows. At each reporting date thereafter, the contracts are marked-to-market and changes in the fair value of the forward contracts are deferred and recorded as part of “Accumulated other comprehensive income (loss)” (AOCI). When the forecasted transaction comes to fruition and is recorded in earnings, the gains or losses on the contracts are reclassified to the Consolidated Statements of Income and Comprehensive Income on the line entitled “Other operating income, net.” The change in the forward instruments’ overall fair value attributable to time value is excluded from the measurement of the derivatives’ effectiveness, and those changes are recognized in earnings throughout the life of the contract.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     During 2002, net after-tax gains of $1.5 million were recorded in AOCI due to changes in the fair value of the forward contracts. Upon maturity of certain contracts during the year, $0.8 million of this amount was reclassified to earnings. The remaining amount of $0.7 million is expected to be realized in earnings in 2003. In 2001, net after-tax gains of $0.2 million were recorded in AOCI, and virtually all of this amount was reclassified to earnings upon maturity of certain contracts. In 2002 and 2001, the gains and losses representing the change in the forward contracts’ time value, which are excluded for purposes of measuring the contracts’ effectiveness, were insignificant and recorded in earnings.

     The maximum foreign currency forward contracts outstanding at any point in time during 2002 and 2001 totaled $13.1 million. At December 31, 2002, the Company held New Zealand foreign currency contracts maturing through January of 2004, totaling $8.3 million.

Interest Rate Swap Agreements

     Rayonier periodically uses interest rate swap agreements to manage exposure to interest rate fluctuations. Such agreements involve the exchange of fixed rate interest payments for floating rate interest payments over the life of the agreement without the exchange of any underlying principal amounts. Rayonier’s credit exposure is limited to the fair value of the agreements, and the Company enters into agreements only with counterparties having a long-term bond rating of “A” or higher. The Company does not enter into interest rate swap agreements for trading or speculative purposes and matches the terms and contract notional amounts to existing debt or debt expected to be refinanced.

     In March 2002, the Company entered into an interest rate swap on $50 million of 6.15% fixed rate notes payable maturing in February 2004. The swap converts interest payments from fixed rates to floating rates and matures in February 2004. The interest rate swap qualifies as a fair value hedge under SFAS No. 133. As such, the net effect from the interest rate swap is recorded as part of interest expense. The swap agreement settles every May 15 and November 15 until maturity. During the year ended December 31, 2002, this swap agreement reduced the Company’s interest expense by $0.7 million. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in an asset and a corresponding increase in debt at December 31, 2002, of approximately $1.4 million.

     At December 31, 2000, the Company had an interest rate swap agreement with a total notional value of $5 million, which expired on February 23, 2001. There were no interest rate swap agreements outstanding at December 31, 2001.

Fair Value of Financial Instruments

     At December 31, 2002 and 2001, the estimated fair values of Rayonier’s financial instruments were as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Asset (liability)
Cash and cash equivalents	$18,924	$18,924	$14,123	$14,123
Long-term debt	(649,628)	(727,715)	(854,270)	(888,817)
Foreign currency forward contracts	1,154	1,154	59	59
Interest rate swap agreements	1,428	1,428	—	—

     Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:

     Cash and cash equivalents — The carrying amount is equal to fair market value.

     Debt — The Company’s short-term bank loans and floating rate debt approximate fair value. The fair value of fixed rate long-term debt is based upon quoted market prices for these or similar issues or rates currently available to the Company for debt with similar terms and maturities.

     Foreign currency forward contracts — The fair value of foreign currency forward contracts is based on dealer-quoted market prices of comparable instruments.

     Interest rate swap agreements — The fair value of interest rate swap agreements is based upon the estimated cost to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The Company obtains a market valuation to determine the fair value of the swap.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

5. Gain on Sale of Joint Venture

     In December 2000, Rayonier sold its 25 percent interest in a New Zealand timberland joint venture for $14.6 million, resulting in a gain of $7.6 million.

6. Other Assets

     Other assets are composed of pension assets, manufacturing and maintenance supplies not expected to be utilized over the next 12 months, long-term receivables, and deferred costs. In 2002, the Company evaluated projected usage of manufacturing and maintenance supplies and determined approximately $11 million should be considered long-term.

     Unamortized debt issuance costs of approximately $4.8 million and $6.7 million at December 31, 2002 and 2001, respectively, are included in “Other Assets”. Approximately $3.6 million and $4.7 million of the 2002 and 2001 balances, respectively, relate to the Smurfit major timberland acquisition. Such costs are amortized to interest expense over the respective term of the debt instruments and totaled $2.1 million, $1.8 million and $2.2 million in 2002, 2001 and 2000, respectively.

     Software costs are capitalized and amortized over a period not exceeding 60 months. Deferred software costs included in Other Assets, net of accumulated amortization, totaled $5 million and $7.8 million as of December 31, 2002, and 2001, respectively. Amortization expense was $5.9 million, $4.8 million and $5.3 million in 2002, 2001 and 2000, respectively.

7. Major Timberland Acquisition

     On October 25, 1999, Rayonier, through its subsidiary, Rayonier Timberlands Operating Company L.P. (RTOC), acquired approximately 968,000 owned and leased acres of timberland in Georgia, Florida and Alabama from Jefferson Smurfit Corporation (U.S.) (JSC) in a business combination accounted for by the purchase method. Under a Timber Cutting Agreement, the Company agreed to sell JSC 1.4 million tons of timber at prevailing market prices for 2000 and 2001. In late 2000, the Company and JSC amended the Agreement, whereby the volume sold was limited to the timber designated prior to September 5, 2000. The acquisition cost of $716 million, allocated to timberlands and land held for resale, was financed by $485 million in notes issued to JSC and $231 million in cash borrowed under a bank credit facility. RTOC manages the timberlands and sells standing timber on an open-market basis.

8. Income Taxes

     The components of “Income from Continuing Operations, Before Income Taxes” consist of U.S. income of $47.5 million, $68.3 million and $113.1 million, and foreign income (loss) of $22.3 million, $12.4 million and $(6.2) million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The provision for income taxes from continuing operations consists of the following:

	2002	2001	2000

Current
U.S. federal	$7,726	$16,974	$14,517
State and local	790	759	636
Foreign	1,359	2,359	1,450

	9,875	20,092	16,603

Deferred
U.S. federal	3,639	4,877	13,986
State and local	(315)	376	1,272
Foreign	1,681	(1,598)	(2,463)

	5,005	3,655	12,795

Total	$14,880	$23,747	$29,398

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     Deferred income taxes result from recording revenues and expenses in different periods for financial reporting and tax return purposes. Deferred tax assets (liabilities) at December 31, 2002 and 2001 were due to the following temporary differences:

	2002	2001

Accelerated depreciation and depletion	$(138,132)	$(150,600)
Reserves for dispositions and discontinued operations	47,137	41,811
Deferred gain on timberland sales	(16,203)	(12,769)
Deferred additional minimum pension liability benefit	17,799	416
All other, net	(15,601)	(13,199)

	$(105,000)	$(134,341)

     At December 31, 2002, the Company had New Zealand net operating loss carryforwards of $62 million with an indefinite carryforward period. In addition, $1.5 million of foreign tax credit carryforwards that expire during 2004 through 2007 were available to reduce future income taxes. Management believes that it will obtain the full benefit of the deferred tax assets based on its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to be tax deductible. At December 31, 2002, the Company had a current deferred tax asset of $5.2 million that is included in “Other Current Assets” in the Consolidated Balance Sheet. In 2001, there was a current deferred tax liability of $2.6 million which is included in “Accrued Taxes” in the accompanying Consolidated Balance Sheet.

     The Company has not provided for taxes on approximately $81 million of undistributed foreign earnings, as the Company expects to reinvest such earnings in the future. These undistributed foreign earnings could become subject to significant additional tax if remitted, or deemed remitted, as a dividend. However, the additional amount of taxes payable is not practicable to estimate.

     In 2002 and 2001, tax benefits of $2.5 million and $1.5 million, respectively, related to the exercise of stock options were credited directly to Shareholders’ Equity and are not included in the consolidated tax provision.

     A reconciliation of the income tax provision at the U.S. statutory rate to the reported provision for income taxes follows:

	2002	%	2001	%	2000	%

Income tax provision from continuing operations
at U.S. statutory rate	$24,429	35.0	$28,230	35.0	$37,421	35.0
State and local taxes, net of federal benefit	309	0.4	737	0.9	1,240	1.2
Foreign operations	(4,779)	(6.8)	(3,578)	(4.4)	1,171	1.1
Tax benefit on foreign sales	(2,266)	(3.3)	(2,137)	(2.7)	(4,464)	(4.2)
Permanent differences	(139)	(0.2)	2,727	3.4	385	0.4
Reduction in tax reserves resulting from completion
of tax audits	—	—	—	—	(4,979)	(4.7)
Research and development tax credits and
other, net	(2,674)	(3.8)	(2,232)	(2.8)	(1,376)	(1.3)

Income tax provision from continuing operations
as reported	$14,880	21.3	$23,747	29.4	$29,398	27.5

     A reconciliation of the income tax provision from discontinued operations at the U.S. statutory rate to the reported provision for income taxes follows:

	2002	%	2001	%	2000	%

Income tax provision from discontinued operations
at U.S. statutory rate	$1,170	35.0	$667	35.0	$606	35.0
Foreign exchange rate differences*	2,917	87.0	551	29.0	455	26.0

Income tax provision from discontinued operations
as reported	$4,087	122.0	$1,218	64.0	$1,061	61.0

* The majority of the 2002 amount is attributable to the tax effected difference between the May 2002 exchange rate and the historical exchange rate applied to the book value of the disposed assets.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

9. Income From Continuing Operations Per Common Share

     Basic earnings per share (EPS) is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and contingent shares. In 2002, 345,952 stock options were excluded from the computation of diluted EPS due to their anti-dilutive effect. In 2001 and 2000, 604,970 and 1,051,472 stock options, respectively, were similarly excluded.

     The following table provides details of the calculation of basic and diluted EPS for 2002, 2001 and 2000:

	2002	2001	2000

Income from continuing operations	$54,917	$56,910	$77,518

Shares used for determining basic EPS	27,681,785	27,210,802	27,236,377
Dilutive effect of:
Stock options	234,458	215,391	153,358
Contingent shares	241,333	175,705	313,126

Shares used for determining diluted EPS	28,157,576	27,601,898	27,702,861

10. Inventory

     As of December 31, 2002 and 2001, Rayonier’s inventories included the following:

	2002	2001

Finished goods	$63,309	$55,530
Work in progress	7,303	8,570
Raw materials	6,564	9,636
Manufacturing and maintenance supplies	7,895	17,274

Total inventory	$85,071	$91,010

11. Debt

     Rayonier’s debt included the following at December 31, 2002 and 2001:

	2002	2001

Short-term bank loans at weighted average interest rates of 2.97%
at December 31, 2001	$—	$10,000
Medium-term notes due 2004 at fixed interest rates of 6.15%	51,428	50,000
Term loans due 2003-2006 at weighted average interest rates of 7.07%
at December 31, 2002 and 2001	12,065	15,155
Debentures due 2002 at 7.5% coupon	—	77,550
Pollution control and industrial revenue bonds due
2003-2020 at variable interest rates of 1.45% to 6.20%	74,655	77,255
RTOC installment notes due 2007-2014 at fixed interest rates of 8.29% to 8.64%	485,000	485,000
RTOC term loan due 2004 at weighted average interest rates of 2.92%
at December 31, 2002 and 3.64% at December 31, 2001	30,000	150,000

Total debt	653,148	864,960
Less: Short-term bank loans	—	5,000
Current maturities	3,520	5,690

Long-term debt	$649,628	$854,270

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     Principal payments due during the next five years and thereafter are as follows:

2003	$3,520
2004	83,545
2005	3,575
2006	3,310
2007	118,005
2008-2015	439,765

$651,720

     During 2002, the Company reduced its long-term debt by $213.2 million including $78 million of 7.5% debentures paid off in October 2002.

     The carrying value of the medium-term notes due 2004 was increased by $1.4 million to reflect the fair market value of the interest rate swap obtained in 2002. See Note 4-Financial Instruments for more information.

     In 2002, the Company consolidated two third-party wood chip manufacturers resulting in the consolidation of two term loans which increased long-term debt by $12.1 million in 2002 and $15.2 million in 2001. See Note 20-Restatements for additional information.

     Rayonier has revolving credit agreements with a group of banks that provide the Company with unsecured credit facilities totaling $170 million. The revolving credit facilities are used for direct borrowings and in the past, as credit support for a commercial paper program. In November 2002, a $55 million facility expired. As of December 31, 2002, the Company had $170 million of available borrowings under its facility, which expires in November 2004. In addition, in connection with the financing of the JSC timberland acquisition, RTOC entered into an agreement with a group of banks that provided RTOC with revolving credit facilities totaling $75 million and a term loan of $200 million, of which $30 million is outstanding at December 31, 2002. As of December 31, 2002, RTOC had $75 million of available borrowings under the revolving credit portion, which expires in 2004. In 2004, $50 million of medium-term notes are due. In addition, the Company has on file with the Securities and Exchange Commission, a shelf registration statement to offer $150 million of new public debt securities.

     In conjunction with the Company’s long-term debt and unsecured credit facilities, certain covenant restrictions are required on the ratio of EBITDA to consolidated interest expense and total debt to EBITDA. Per the loan covenants, EBITDA is defined as earnings from continuing operations before significant non-recurring items, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales. In addition, there are covenant requirements in effect for RTOC on the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges and the ratio of consolidated debt to consolidated cash flow available for fixed charges. The covenants listed below are calculated on a trailing 12-month basis.

     The most restrictive long-term debt covenants in effect for Rayonier as of December 31, 2002, were as follows:

	Covenant Requirement	Actual Ratio at December 31, 2002	Favorable (Unfavorable)

EBITDA to consolidated interest expense
should not be less than	2.50 to 1	5.04 to 1	2.54
Total debt to EBITDA should not exceed	4.00 to 1	2.07 to 1	1.93
Consolidated RTOC cash flow available for fixed charges
to consolidated RTOC fixed charges should not be less than	1.65 to 1	2.86 to 1	1.21
Consolidated RTOC debt to consolidated RTOC cash flow
available for fixed charges may not exceed	4.25 to 1	2.34 to 1	1.91

     In addition to the covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets and the making of certain payments between RTOC and Rayonier. The Company is currently in compliance with all of its covenants.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

12. Reserves for Dispositions and Discontinued Operations

     The Company’s dispositions include Rayonier’s Port Angeles, WA, mill, which was closed on February 28, 1997; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1989; its Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition.

     An analysis of activity in the reserves for dispositions and discontinued operations for the two years ended December 31, 2002, is as follows:

	2002	2001

Balance, January 1	$168,704	$176,899
Expenditures charged to reserves	(9,241)	(8,195)
Additions to reserves	2,734	—

Balance, December 31	162,197	168,704
Less: Current portion	(15,902)	(15,310)

Non-current portion	$146,295	$153,394

     SWP has been designated a potentially responsible party (“PRP”), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes at various sites where the Company no longer operates. These sites include 10 former wood processing sites owned by SWP, which ceased operations in 1989; the Eastern Research Division, which ceased operations in 1981; the Port Angeles, WA pulp mill, which closed in 1997; and other assets held for disposition. Rayonier currently estimates that expenditures for environmental remediation, monitoring and other costs for these sites in 2003 and 2004 will total approximately $16 million and $10 million, respectively. The Company believes established reserves are sufficient for costs expected to be incurred over the next 20 to 25 years with respect to these sites. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control. The reliability and precision of cost estimates for these sites can be impacted by various factors, including but not limited to significant changes in discharge volumes, necessity for enhanced or different remediation, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, a site’s potential for Brownfield or other development could accelerate expenditures as well as impact the amount and/or type of remediation required, as could new laws, regulations and administrative interpretations.

     Rayonier has identified specific reserves for three SWP sites, (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as material and requiring separate disclosure. An analysis of the reserve activity for the two years ended December 31, 2002 is as follows:

	Reserve Activity (in millions) as of December 31,
Sites	2000	Expenditures	Revisions to Estimates	2001	Expenditures	Revisions to Estimates	2002

Augusta, GA	$23.0	$(0.7)	$(0.4)	$21.9	$(0.7)	$(0.8)	$20.4
Spartanburg, SC	21.5	(1.1)	(0.3)	20.1	(0.7)	(1.3)	18.1
East Point, GA	15.7	(0.6)	—	15.1	(0.5)	3.4	18.0
Other SWP sites	88.9	(2.6)	0.7	87.0	(2.3)	(1.3)	83.4

Total SWP	149.1	(5.0)	—	144.1	(4.2)	—	139.9
Port Angeles, WA	22.2	(3.1)	—	19.1	(4.2)	2.4	17.3
All other sites	5.6	(0.1)	—	5.5	(0.8)	0.3	5.0

Total	$176.9	$(8.2)	$—	$168.7	$(9.2)	$2.7	$162.2

     A brief description of each of these sites is as follows:

     Augusta, Georgia — SWP operated a wood treating plant at this site from 1928 to 1988. SWP is the only PRP at this site. The majority of visually contaminated soils have been removed, and remediation activities consist of a groundwater recovery system. The site had operated under a 10 year Resource Conservation and Recovery Act (RCRA)/Hazardous and Solid Waste Amendments of 1984 hazardous waste permit, which recently expired. SWP is currently waiting on a renewed permit. Current cost estimates could change if discharge volumes increase or decrease drastically or if enhanced remediation is implemented. Total spending as of December 31, 2002 was $58.5 million.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. SWP is the only PRP at this site. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone sparging system treating soil and groundwater and, (3) an ion-exchange resin system treating groundwater. Current cost estimates are expected to decrease due to changes in the sampling and analysis schedule as areas are cleaned up. A cost estimate has been determined for cleanup of an adjoining area, which received runoff from a portion of the former operating plant. Changes in costs associated with this phase of clean up are unpredictable at this time. SWP is currently awaiting state agency approval to begin. Total spending as of December 31, 2002 was $31.5 million.

     East Point, Georgia — SWP operated a wood preserving facility at this site from 1908 to 1984. The site is subject to a 30-year RCRA hazardous waste facility permit, which is renewed on a 10-year basis. SWP is the only PRP at this site. The facility is in an advanced stage of corrective action with active remedial measures in place. Limited additional remedial measures may be necessary. Cost estimates are relatively firm. Total spending as of December 31, 2002 was $13.3 million.

     Included in the reserves for the three SWP sites discussed above are soil remediation costs related to the recycling of 150,000 tons of contaminated soil by a third-party processor. See Note 14-Contingencies for additional information. The 2002 revisions to the estimates in the table above for the three SWP sites include provisions that the Company believes will be probable upon the ultimate resolution of the matter.

     Port Angeles, Washington — Rayonier operated a dissolving sulfite pulp mill on a 70-acre site on Port Angeles, Washington’s harbor from 1930 to 1997. The mill was dismantled in 1997 and 1998 and was also evaluated for Superfund listing by the U.S. Environmental Protection Agency (EPA) during the same period. The EPA subsequently deferred the site to the State of Washington in May 2000. Several interim clean up actions for petroleum and PCB contamination have been completed. Total spending as of December 31, 2002 was $39.7 million.

     Cumulative environmental and disposition spending for all other sites included in the reserves was $91 million as of December 31, 2002.

     In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites. As of December 31, 2002, this amount is estimated at $7 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in laws, regulations and administrative interpretations and in environmental remediation technology. Excluded from this estimate are two sites for which the Company is not able to determine reasonably possible additional losses. Evaluation of these sites is in preliminary stages. Sufficient data is not available to determine the extent of contamination, if any, and necessary remediation.

     Rayonier currently estimates that expenditures for environmental remediation and monitoring costs for all dispositions will total approximately $16 million and $10 million in 2003 and 2004, respectively. Such costs will be charged against Rayonier’s reserves for estimated environmental obligations, which include monitoring and remediation costs. The Company believes such reserves are sufficient for costs expected to be incurred over the next 20 to 25 years with respect to the dispositions and discontinued operations. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

     As of December 31, 2002, 2001 and 2000 Rayonier had $8.0 million of receivables, net of reserves, from insurance claims included in “Other Assets.” Such receivables represent the Company’s claim for reimbursements in connection with property damage settlements relating to SWP’s discontinued wood preserving operations and the ERD.

13. Sale of New Zealand East Coast Timber Operations

     During the second quarter of 2002, the Company sold its New Zealand East Coast timber operations and associated assets for $64.4 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the sale and results of operations were recorded as discontinued operations. The Company received $64.4 million from the sale in 2002, while cash flow from the operation totaled $6.1 million and $5.8 million for the years ended December 31, 2002 and 2001, respectively. The Company recorded an after-tax loss from discontinued operations of approximately $0.7 million or $0.03 per share in 2002, consisting of an after-tax loss on the sale of approximately $1.6 million, net of after-tax income from East Coast operations of $0.9 million. The Consolidated Statements of Income and Comprehensive Income, Consolidated Statements of Cash Flows and related Notes have been reclassified to present the East Coast operations as a discontinued operation in 2001 and 2000. The East Coast operations and associated assets were previously reported in the Company’s Timber and Land segment and in Other.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     Operating results of the discontinued operation for the years ended December 31, are summarized below:

	2002	2001	2000

Sales	$19,011	$41,154	$30,512
Operating income	$1,684	$1,905	$1,730
Income from discontinued operations	$904	$688	$669

     The Consolidated Balance Sheets, which have not been reclassified, include assets and liabilities of discontinued operations as follows:

	December 31, 2001	December 31, 2000

Current assets	$—	$4,017
Other assets	—	65,822

Total assets	—	69,839
Current liabilities	81	1,350
Other non-current liabilities	—	1,366

Net assets (liabilities) of discontinued operations	$(81)	$67,123

     A provision in the Company’s original agreement to purchase the East Coast property from the New Zealand government requires the Company, in the event of a sale, to guarantee five years of Crown Forest license obligations, estimated at $1.5 million per year. However, the buyer is the primary obligor and as such, has posted a performance bond with the New Zealand government.

14. Contingencies

     From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters.

Legal Proceedings

     The Company is involved in various legal actions, including those involving environmental matters that are discussed more fully in Note 12-Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company’s consolidated financial position or results of operations.

     On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS) which would result in an additional tax liability of $28.3 million, plus related penalties, arising from an issue in dispute regarding the Company’s 1996 and 1997 federal tax returns. The Company has been discussing this issue with the IRS since 1999. As a result, the notice of proposed disallowance was not unanticipated and the Company has provided adequate book reserves. The Company is contesting this matter and believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

     Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges by the EPA and the Louisiana Department of Environmental Quality. In dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites that are still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties were unable to complete the sale and the consent decree was vacated in May 2002. As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at December 31, 2002 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute. See also Note 12-Reserves for Dispositions and Discontinued Operations.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

Environmental Matters

     Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. The Company closely monitors all of its environmental responsibilities, together with trends in environmental laws and believes that the Company is in compliance with current environmental requirements. It is the opinion of management that expenditures over the next 10 years will be required in the area of environmental compliance. During 1997, the Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s Performance Fibers mills. The Company continues to work with the EPA to establish such rules for these mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, future capital costs associated with existing environmental rules will not have a material impact on the Company’s consolidated financial position or results of operations.

     Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may prevent timber harvesting, road building and other activities on the Company’s timberlands. Over the past several years, the harvest of timber on private lands in the State of Washington has been restricted as a result of the listing of several species of birds and fish under the Endangered Species Act. The Company, through industry groups, has worked with the State of Washington to implement workable protective measures with respect to several endangered species. The effect has been to restrict harvesting on portions of the Company’s Washington timberlands. The Company has taken account of these restrictions in its harvest plans. Such efforts are ongoing and, in the opinion of management, will not have a material impact on the Company’s consolidated financial position or results of operations. Additionally, a number of environmental groups have filed suit in both federal and state courts challenging various aspects of existing and proposed state and federal regulations. This litigation is not expected to have a material impact on Rayonier’s annual harvest volume.

15. Guarantees

     The Company issues financial guarantees to provide credit support for some creditors in case of default and to serve as collateral for certain self-insurance programs that the Company maintains. As of December 31, 2002, the following were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability

Standby letters of credit (1)	$75,070	$61,410
Guarantees (2)	7,454	—
Surety bonds (3)	10,009	933

Total	$92,533	$62,343

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit expire at various dates during 2003 and 2004 and are typically rolled over as required.

(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations, estimated at $1.5 million per year. The buyer of the property is the primary obligor and has posted a performance bond with the New Zealand government. If the buyer fails to pay the obligations, the Company would then have to perform under the guarantee and seek legal redress from the buyer. This guarantee expires in 2007.

(3)	The Company has issued surety bonds primarily to secure timber in the State of Washington as well as providing collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2003 and 2004 and are renewed as required.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     Effective January 1, 2003, and in compliance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company adopted the recognition requirements for guarantees entered into after December 31, 2002. Rayonier does not anticipate a material impact on its consolidated results of operations or financial position from this accounting standard.

16. Commitments

     The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $6.8 million, $7.2 million and $7.5 million in 2002, 2001 and 2000, respectively. The Company also has long-term leases on certain timberlands in the Southeastern U.S. and in New Zealand. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally noncancelable and require minimum annual rental payments.

     At December 31, 2002, the future minimum payments under noncancelable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases	Total

2003	$10,524	$6,491	$17,015
2004	2,323	6,227	8,550
2005	1,911	6,227	8,138
2006	1,737	6,020	7,757
2007	648	5,772	6,420
Thereafter through 2036	5,513	96,924	102,437

	$22,656	$127,661	$150,317

17. Shareholders’ Equity

     An analysis of shareholders’ equity for each of the three years ended December 31, 2002, follows:

	Common Shares		Accumulated Other Comprehensive	Retained	Shareholders’
	Shares	Amount	Income/(Loss)	Earnings	Equity

Balance, January 1, 2000	27,407,094	$63,709	$—	$592,382	$656,091
Net income	—	—	—	78,187	78,187
Dividends paid ($1.44 per share)	—	—	—	(39,185)	(39,185)
Issuance of shares under incentive stock plans	130,368	2,632	—	—	2,632
Repurchase of common shares	(433,000)	(17,624)	—	—	(17,624)

Balance, December 31, 2000	27,104,462	$48,717	$—	$631,384	$680,101
Net income	—	—	—	57,598	57,598
Dividends paid ($1.44 per share)	—	—	—	(39,207)	(39,207)
Issuance of shares under incentive stock plans	293,833	11,561	—	—	11,561
Unrealized gain on hedged transactions	—	—	7	—	7
Minimum pension liability adjustments	—	—	(709)	—	(709)
Repurchase of common shares	(52,900)	(2,031)	—	—	(2,031)
Tax benefit on exercise of stock options	—	1,474	—	—	1,474

Balance, December 31, 2001	27,345,395	$59,721	$(702)	$649,775	$708,794
Net income	—	—	—	54,172	54,172
Dividends paid ($1.44 per share)	—	—	—	(39,910)	(39,910)
Issuance of shares under incentive stock plans	444,014	17,566	—	—	17,566
Unrealized gain on hedged transactions	—	—	697	—	697
Minimum pension liability adjustments	—	—	(30,933)	—	(30,933)
Repurchase of common shares	(70,000)	(3,144)	—	—	(3,144)
Tax benefit on exercise of stock options	—	2,470	—	—	2,470

Balance, December 31, 2002	27,719,409	$76,613	$(30,938)	$664,037	$709,712

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

18. Incentive Stock Plans

     The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Under the 1994 Plan, the Company may grant options to its employees to purchase up to 4.5 million Common Shares. The exercise price of each option equals the market price of the Company’s stock on the date of grant. Options vest in one-third increments over a three-year period starting on the date of grant. An option’s maximum term is 10 years.

     Restricted stock granted under the 1994 Plan vests after three years. During 2002, 16,500 restricted shares were granted at a price of $49.64 per share. No restricted shares were granted in 2001 or 2000.

     In 2002, 2001 and 2000, 91,500, 103,500 and 120,000 common shares of Company stock, respectively, were reserved for contingent performance shares. The actual number of performance shares to be issued is contingent upon the Company’s total shareholder return, compared with a competitive peer group of 12 companies within the forest products industry, over a three-year period. The grant-date fair values of the 2002, 2001 and 2000 performance shares were $49.64, $38.31 and $46.75, respectively.

     The Company applies the intrinsic value based method of APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock plans. Accordingly, the Company is adopting the disclosure requirements of SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, effective for the fiscal year ending December 31, 2002, which requires presentation of pro forma net income and earnings per share information under SFAS No. 123. See Stock-based Compensation in Note 2 — Summary of Significant Accounting Policies.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31, 2002.

	2002	2001	2000

Dividend yield	2.9%	3.7%	3.6%
Expected volatility	29.8%	28.7%	44.0%
Risk-free rate	4.0%	4.8%	6.5%
Expected life (in years)	7.00	7.50	7.50
Fair value of options granted	$13.46	$9.69	$18.04

     A summary of the status of the Company’s stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	2,218,960	$38.60	2,192,410	$37.78	1,911,642	$36.01
Granted	337,250	$49.64	368,050	$38.56	373,250	$46.24
Exercised	(407,649)	$35.13	(291,333)	$31.52	(64,318)	$31.81
Canceled	(16,929)	$43.99	(50,167)	$43.40	(28,164)	$43.47

Outstanding at end of year	2,131,632	$40.97	2,218,960	$38.60	2,192,410	$37.78

Options exercisable at year-end	1,794,529	$40.05	1,459,765	$36.76	1,335,181	$33.66

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price

$28.88 — $33.38	466,835	31.25	2.2	466,835	31.25
$33.39 — $40.47	546,799	38.23	6.4	438,959	38.21
$40.48 — $45.56	472,832	43.77	5.5	465,793	43.78
$45.57 — $50.75	645,166	48.28	8.0	422,942	47.56

19. Employee Benefit Plans

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

     The following tables set forth the components of total pension and postretirement benefit expense for the three years ended December 31, 2002:

	Pension			Postretirement
	2002	2001	2000	2002	2001	2000

Components of Net Periodic Benefit Cost
Service cost	$5,590	$5,314	$4,772	$576	$411	$394
Interest cost	10,754	9,772	8,980	2,012	1,777	1,449
Expected return on plan assets	(14,102)	(12,356)	(11,334)	—	—	—
Amortization of prior service cost	1,606	1,285	1,088	295	(53)	(434)
Amortization of transition obligation	(661)	(661)	(661)	—	—	—
Amortization of losses	242	81	89	465	463	461

Net periodic benefit cost of Rayonier plans	3,429	3,435	2,934	3,348	2,598	1,870
Multi-employer plans	—	—	—	—	—	565

Total pension/postretirement benefit expense	$3,429	$3,435	$2,934	$3,348	$2,598	$2,435

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     The following tables set forth the funded status of the Rayonier pension and postretirement benefit plans, the amounts recognized in the balance sheets of the Company at December 31, 2002 and 2001 and the principal weighted average assumptions inherent in their determination:

	Pension		Postretirement
	2002	2001	2002	2001

Change in Benefit Obligation
Benefit obligation at beginning of year	$146,861	$125,267	$28,336	$19,955
Service cost	5,590	4,490	576	411
Interest cost	10,754	9,772	2,012	1,777
Actuarial loss	17,699	8,221	2,522	1,984
Plan Amendments	—	7,213	—	6,894
Benefits paid	(8,232)	(8,102)	(2,500)	(2,685)

Benefit obligation at end of year	$172,672	$146,861	$30,946	$28,336

Change in Plan Assets
Fair value of plan assets at beginning of year	$130,440	$119,951	$—	$—
Actual return on plan assets	(14,166)	(1,284)	—	—
Employer contributions	665	20,753	2,500	2,685
Other expense	(459)	(878)	—	—
Benefits paid	(8,232)	(8,102)	(2,500)	(2,685)

Fair value of plan assets at end of year	$108,248	$130,440	$—	$—

Reconciliation of Funded Status at End of Year
Funded status	$(64,424)	$(16,421)	$(30,946)	$(28,336)
Unrecognized prior service cost	12,728	14,333	4,003	4,298
Unrecognized actuarial net loss	61,208	15,024	10,952	8,895
Unrecognized net transition obligation	(200)	(861)	—	—

Prepaid/(accrued) benefit cost	$9,312	$12,075	$(15,991)	$(15,143)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$19,585	$18,661	$—	$—
Accrued benefit liability	(72,800)	(9,506)	(15,991)	(15,143)
Intangible asset	13,085	1,793	—	—
Accumulated other comprehensive loss	49,442	1,127	—	—

Prepaid/(accrued) benefit cost	$9,312	$12,075	$(15,991)	$(15,143)

	Pension		Postretirement
	2002	2001	2002	2001

Significant Assumptions as of December 31:
Discount rate	6.50%	7.40%	6.50%	7.40%
Return on plan assets	9.75%	9.75%	—	—
Rate of compensation increase	5.00%	5.00%	—	—
Ultimate health care trend rate	—	—	5.00%	5.00%

     As of December 31, 2002, Rayonier decreased its plans’ weighted average discount rate from 7.4 percent to 6.5 percent to more closely approximate interest rates on high quality, long-term obligations. In addition, the Company reduced its return on plan assets to 8.5 percent and its rate of compensation increase to 4.5 percent, effective January 1, 2003. In 2002, the assumed ultimate health care trend rate used to determine cost was 10.0 percent, gradually decreasing to an ultimate rate of 5.0 percent in 2007. The rate to determine cost in 2003 will be 10.0 percent gradually decreasing to an ultimate rate of 5.0 percent in 2008.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease

Total of service and interest cost components	$89	$(85)
Accumulated postretirement benefit obligation	$1,235	$(1,178)

     Employee benefit plan liabilities are estimated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause estimates to change.

     The sum of the projected benefit obligations and the sum of the fair value of Plan assets for those pension plans with projected benefit obligations in excess of plan assets were $172.7 million and $108.2 million, respectively at December 31, 2002, and $70.5 million and $50.9 million, respectively, as of December 31, 2001. The sum of the accumulated benefit obligations and the sum of the fair value of Plan assets for those pension Plans with accumulated benefit obligations in excess of Plan assets were $161.5 million and $108.2 million, respectively, as of December 31, 2002, and were $60.4 million and $50.9 million, respectively, as of December 31, 2001.

     The provisions of SFAS No. 87, Employees’ Accounting for Pensions, required Rayonier to record an additional minimum liability of $62.5 million at December 31, 2002. This liability represents the amount by which the accumulated benefit obligation exceeds the fair market value of Plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $13.1 million at December 31, 2002 are included on the line titled “Other Assets” in the Consolidated Balance Sheet. The remaining amount of $31.6 million, net of related tax benefits, is recorded as a component of Shareholders’ Equity on the line titled “Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheet at December 31, 2002.

     The Company also provides defined Contribution Plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $2.5 million, $2.4 million and $2.3 million in 2002, 2001 and 2000, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $37,498 and $43,972 at December 31, 2002 and 2001, respectively.

20. Restatements

     Subsequent to the issuance of the Company’s Consolidated Financial Statements for the year ended December 31, 2001, the Company’s management determined that two third-party wood chip manufacturers, Georgia Chips and Fulghum Fibres Collins, Inc., originally accounted for since 1995 as unconsolidated suppliers of wood chips, should be consolidated within the Company’s Financial Statements. The Company had entered into agreements with these two third parties whereby they would construct and operate these wood chip processing facilities on property owned by the Company. The Company guaranteed 85% of the notes payable used to finance the construction of these facilities. This guarantee has always been disclosed in the Company’s Notes to Consolidated Financial Statements. Although these wood chip manufacturers have the ability and capacity to process chips for other customers, the Company has historically purchased all of the wood chips from these processing facilities.

     As a result, the Consolidated Financial Statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 have been restated from the amounts previously reported to consolidate these two wood chip manufacturers. Net income and earnings per share for the two years ended December 31, 2001 and 2000 (and for all prior periods) have not changed due to the restatement, as the wood chip costs had been included in cost of sales for those periods. Operating income for the years ended December 31, 2001 and 2000, has changed to reflect a portion of the facilities’ wood chip costs pertaining to an imputed interest charge being reclassified out of cost of sales into interest expense. Interest expense on the construction loans was indirectly passed to Rayonier through invoices for the cost of wood chips it purchased. Property, plant and equipment has been restated for an additional $15 million at December 31, 2001, with a corresponding increase in debt.

Rayonier Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollar amounts in thousands unless otherwise stated)

     The effect of this restatement for the years ended December 31, 2001 and 2000 is as follows:

	2001		2000
	As previously reported	As restated	As previously reported	As restated

Consolidated Statements of Income and Comprehensive Income
Cost of Sales	$943,537	$942,306	$963,197	$961,751
Operating Income	147,869	149,100	187,782	189,228
Interest Expense	69,083	70,314	85,753	87,199
EPS — Basic	2.12	2.12	2.87	2.87
EPS — Diluted	2.09	2.09	2.82	2.82

	2001
	As previously reported	As restated

Consolidated Balance Sheet
Property, Plant and Equipment	$1,371,550	$1,402,450
Accumulated Depreciation	790,769	806,514
Total Assets	2,025,012	2,040,167
Current Portion of Long-Term Debt	7,600	10,690
Long-Term Debt	842,205	854,270
Total Shareholders’ Equity	708,794	708,794

21. Quarterly Results for 2002 and 2001 (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	Total Year

	(Thousands of dollars, except per share amounts)
2002
Sales*	$268,704	$269,276	$293,105	$286,346	$1,117,431
Operating income as previously reported*	27,391	39,515	35,249	27,002	129,157
Operating income as restated (Note 20)*	27,641	39,765	35,500	27,252	130,158
Income from continuing operations*	8,977	17,593	15,478	12,869	54,917
Basic EPS from continuing operations*	0.33	0.64	0.55	0.46	1.98
Diluted EPS from continuing operations*	0.32	0.62	0.55	0.46	1.95
Net income	9,401	16,242	15,638	12,891	54,172
Basic EPS	0.34	0.59	0.56	0.47	1.96
Diluted EPS	0.33	0.57	0.56	0.46	1.92
2001
Sales*	$269,295	$336,705	$263,853	$253,905	$1,123,758
Operating income as previously reported*	37,551	64,370	21,761	24,187	147,869
Operating income as restated (Note 20)*	37,860	64,676	22,069	24,495	149,100
Income from continuing operations*	12,135	31,488	5,998	7,289	56,910
Basic EPS from continuing operations*	0.45	1.16	0.22	0.26	2.09
Diluted EPS from continuing operations*	0.44	1.14	0.22	0.26	2.06
Net income	12,252	31,463	6,025	7,858	57,598
Basic EPS	0.45	1.16	0.22	0.29	2.12
Diluted EPS	0.45	1.14	0.22	0.28	2.09

* The amounts for the quarters ended March 31, 2002 and 2001 and December 31, 2001 have been reclassified to reflect the New Zealand East Coast operation as a discontinued operation.

Rayonier Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Years Ended December 31, 2002, 2001, and 2000	Balance at Beginning of Year	Charged to Cost and Expenses	Additions	Write-Offs (1)	Balance at End of Year

(In thousands)
Year ended December 31, 2002
Allowance for doubtful accounts	$3,392	469	—	(1,196)	$2,665
Maintenance accrual	$1,567	(12,427)	12,360	—	$1,500
Year ended December 31, 2001
Allowance for doubtful accounts	$3,969	—	—	(577)	$3,392
Maintenance accrual	$1,619	(9,499)	9,447	—	$1,567
Year ended December 31, 2000
Allowance for doubtful accounts	$4,859	114	—	(1,004)	$3,969
Maintenance accrual	$1,724	(6,235)	6,130	—	$1,619

(1) Includes collected amounts previously charged to reserve.

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC. By: /s/ HANS E. VANDEN NOORT —————————————— Hans E. Vanden Noort Vice President and Corporate Controller

     March 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* —————————————— W. L. Nutter (Principal Executive Officer)	Chairman of the Board, President, Chief Executive Officer and Director

/s/ GERALD J. POLLACK —————————————— Gerald J. Pollack (Principal Financial Officer)	Senior Vice President and Chief Financial Officer	March 21, 2003

/s/ HANS E. VANDEN NOORT —————————————— Hans E. Vanden Noort (Principal Accounting Officer)	Vice President and Corporate Controller	March 21, 2003

* —————————————— Rand V. Araskog	Director

* —————————————— Ronald M. Gross	Director

* —————————————— Paul G. Kirk, Jr.	Director

* —————————————— Katherine D. Ortega	Director

* —————————————— Burnell R. Roberts	Director

* —————————————— Carl S. Sloane	Director

* —————————————— Ronald Townsend	Director

* —————————————— Gordon I. Ulmer	Director

*By: /s/ HANS E. VANDEN NOORT —————————————— Hans E. Vanden Noort Attorney-In-Fact		March 21, 2003

A

Certifications Under Exchange Act Rule 13a-14

     I, W. L. Nutter, certify that:

     1. I have reviewed this annual report on Form 10-K of Rayonier Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 21, 2003

/s/ W. L. NUTTER —————————————— W. L. Nutter Chairman, President and Chief Executive Officer, Rayonier Inc.

B

I, Gerald J. Pollack, certify that:

     1. I have reviewed this annual report on Form 10-K of Rayonier Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 21, 2003

/s/ GERALD J. POLLACK —————————————— Gerald J. Pollack Senior Vice President and Chief Financial Officer, Rayonier Inc.

C

Rayonier Inc. and Subsidiaries

Exhibit Index

Exhibit No.	Description	Location

2.1	Purchase and Sale Agreement dated July 28, 1999 between Rayonier Inc. and Jefferson Smurfit Corporation (U.S.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.2	First Amendment to the Purchase and Sale Agreement dated October 25, 1999 between Rayonier Inc. and Jefferson Smurfit Corporation (U.S.)	Incorporated by reference to Exhibit 2.2 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.3	Assignment and Assumption Agreement dated October 25, 1999 between Jefferson Smurfit Corporation (U.S.) and Timber Capital Holdings LLC	Incorporated by reference to Exhibit 2.3 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.4	Assignment Agreement dated October 25, 1999 between Rayonier Inc. and Rayonier Timberlands Operating Company, L.P.	Incorporated by reference to Exhibit 2.4 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-52437)

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s June 30, 2002 Form 10-Q

4.1	Indenture dated as of September 1, 1992 between the Company and Bankers Trust Company, as Trustee, with respect to certain debt securities of the Company	Incorporated by reference to Exhibit 4.1 to the Registrant’s December 31, 1993 Form 10-K

4.2	First Supplemental Indenture dated as of December 13, 1993	Incorporated by reference to Exhibit 4.2 to the Registrant’s December 31, 1993 Form 10-K

4.3	Three Year Credit Agreement dated effective November 19, 2001 among Rayonier Inc. as Borrower, the banks named therein as Initial Lenders, and Citibank, N.A. as Agent for the Lenders.	Incorporated by reference to Exhibit 4.4 to the Registrant’s December 31, 2001 Form 10-K

4.4	Credit Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Credit Suisse First Boston, Morgan Stanley Senior Funding, Inc. and Citibank, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s September 30, 1999 Form 10-Q

4.5	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

4.6	Other instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any other instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission

9	Voting trust agreement	None

10.1	Rayonier 1994 Incentive Stock Plan, as amended	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 1998 Form 10-Q

D

Exhibit No.	Description	Location

10.2	Rayonier Supplemental Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 1997 Form 10-K

10.3	Rayonier Investment and Savings Plan for Salaried Employees	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.4	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended through October 19, 2001	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.5	Form of Indemnification Agreement between Rayonier Inc. and its Directors and Officers	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 1993 Form 10-K

10.6	Rayonier Inc. Excess Benefit Plan	Incorporated by reference to Exhibit 10.10 to the Registrant’s December 31, 1993 Form 10-K

10.7	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.8	Rayonier Inc. Excess Savings and Deferred Compensation Plan	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 1997 Form 10-K

10.9	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements	Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 1995 Form 10-K

10.10	Form of Indemnification Agreement between Registrant and directors of Rayonier Forest Resources Company, its wholly owned subsidiary which is Managing General Partner of Rayonier Timberlands, L.P., who are not also directors of Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 1994 Form 10-Q

10.11	Description of Rayonier 1994 Incentive Stock Plan Contingent Performance Share Awards	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 1994 Form 10-Q

10.12	Form of Rayonier 1994 Incentive Stock Plan Contingent Performance Share Award Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 1994 Form 10-Q

10.13	Form of Rayonier 1994 Incentive Stock Plan Restricted Share Award Agreement	Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 1995 Form 10-K

10.14	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.15	Rayonier Substitute Stock Option Plan	Incorporated by reference to Exhibit 4(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-52891)

10.16	Form of Rayonier Substitute Stock Option Award Agreements	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1995 Form 10-K

10.17	Split-Dollar Life Insurance Agreement dated June 22, 1994 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 1994 Form 10-Q

10.18	Amendment to Split-Dollar Life Insurance Agreement, dated July 22, 1997	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1997 Form 10-K

10.19	Deferred Compensation / Supplemental Retirement Agreement dated June 28, 1994 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 1994 Form 10-Q

10.20	Amendment to Deferred Compensation / Supplemental Retirement Agreement, dated July 22, 1997	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1997 Form 10-K

10.21	Consulting Agreement dated October 19, 1998 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 1998 Form 10-K

E

Exhibit No.	Description	Location

10.22	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 1999 Form 10-K

10.23	Change in Control Agreement for W. Lee Nutter	Incorporated by reference to Exhibit 10.23 to the Registrant’s September 30, 2001, Form 10-Q

10.24	Trust Agreement for the Rayonier Inc. Legal Resources Trust	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.25	Trust Agreement for the Rayonier Inc. Supplemental Senior Executive Severance Pay Plan and the Change in Control Agreement for W. Lee Nutter Executive Severance Trust	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K

10.26	Description of Rayonier Key Executive Insurance Program f/k/a Rayonier Split-Dollar Life Insurance / Deferred Compensation Retention Benefit Program	Filed herewith

10.27	Waiver, Release and Non-Disclosure Agreement between Rayonier Inc. and William S. Berry dated March 15, 2002	Filed herewith

11	Statement re computation of per share earnings	Not required to be filed

12	Statements re computation of ratios	Filed herewith

13	Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

16	Letter re change in certifying accountant	Not applicable

18	Letter re change in accounting principles	Not applicable

21	Subsidiaries of the Registrant	Filed herewith

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	Filed herewith

24	Powers of attorney	Filed herewith

99	Certification of periodic financial reports under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

F