Form 10-Q/A
period 2002-03-31
RAYONIER INC
filed 2003-04-11
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

FORM 10-Q/A

Rayonier Inc. (the Company) is amending its 2002 quarterly Form 10-Q reports following consolidation of two third-party wood chip manufacturers previously accounted for as unconsolidated suppliers, as disclosed in Note 20-Restatements in the Company’s Form 10-K filed on March 21, 2003. The restatement for the quarter ended March 31, 2002, as disclosed in Note 2-Restatements herein, involved reclassifying $0.3 million from cost of sales to interest expense and adding $14.4 million to assets and debt. Net income and earnings per share for the periods have not changed due to the restatements. The Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 and as of March 31, 2002 and December 31, 2001 are restated herein.

RAYONIER INC.

FORM 10-Q/A

MARCH 31, 2002

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(unaudited)

(Thousands of dollars, except per share data)

	Three Months Ended March 31,
	2002	2001
	As restated, See Note 2	As restated, See Note 2
SALES	$276,267	$276,487

COSTS AND EXPENSES
Cost of sales	235,776	231,213
Selling and general expenses	11,455	7,558
Other operating expense (income), net	604	(470)

	247,835	238,301

OPERATING INCOME	28,432	38,186
Interest expense	(15,473)	(19,223)
Interest and miscellaneous income (expense), net	376	(523)

INCOME BEFORE PROVISION FOR INCOME TAXES	13,335	18,440
Provision for income taxes	(3,934)	(6,188)

NET INCOME	9,401	12,252
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on hedged transactions, net of income tax expense of $202	345	—

COMPREHENSIVE INCOME	$9,746	$12,252

NET INCOME PER COMMON SHARE
BASIC EARNINGS PER SHARE	$0.34	$0.45

DILUTED EARNINGS PER SHARE	$0.33	$0.45

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands of dollars)

	March 31, 2002	December 31, 2001
	As restated, See Note 2	As restated, See Note 2
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,002	$14,123
Accounts receivable, less allowance for doubtful accounts of $3,176 and $3,392	103,142	101,480
Inventory
Finished goods	55,213	55,530
Work in process	9,652	8,570
Raw materials	6,857	9,636
Manufacturing and maintenance supplies	16,921	17,274

Total inventory	88,643	91,010
Timber purchase agreements	19,393	18,996
Other current assets	11,040	9,451

Total current assets	245,220	235,060

OTHER ASSETS	74,197	77,448
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,116,317	1,131,723
PROPERTY, PLANT AND EQUIPMENT
Land, buildings, machinery and equipment	1,407,242	1,402,450
Less—accumulated depreciation	826,688	806,514

Total property, plant and equipment, net	580,554	595,936

TOTAL ASSETS	$2,016,288	$2,040,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$57,621	$65,247
Bank loans and current maturities	5,690	10,690
Accrued taxes	16,679	13,606
Accrued payroll and benefits	13,232	14,471
Accrued interest	18,518	6,391
Accrued customer incentives	8,913	12,935
Other current liabilities	16,118	17,360
Current reserves for dispositions and discontinued operations	15,255	15,310

Total current liabilities	152,026	156,010

DEFERRED INCOME TAXES	131,187	131,723
LONG-TERM DEBT	823,413	854,270
NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	151,613	153,394
OTHER NON-CURRENT LIABILITIES	37,371	35,976
SHAREHOLDERS’ EQUITY
Common Shares, 60,000,000 shares authorized, 27,623,356 and 27,345,395 shares issued and outstanding	71,799	59,721
Retained earnings	649,236	649,775
Accumulated other comprehensive income (loss)	(357)	(702)

	720,678	708,794

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,016,288	$2,040,167

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2002 As restated, See Note 2	2001 As restated, See Note 2
OPERATING ACTIVITIES
Net income	$9,401	$12,252
Non-cash items included in income:
Depreciation, depletion and amortization	44,714	41,267
Deferred income taxes	(1,197)	4,117
Non-cash cost of land sales	2,700	255
Increase (decrease) in other non-current liabilities	3,656	(4,631)
Change in accounts receivable, inventory and accounts payable	(6,973)	5,232
Increase in current timber purchase agreements and other current assets	(1,641)	(2,024)
Decrease in other assets	2,990	2,579
Increase in accrued liabilities	8,697	2,651
Expenditures for dispositions and discontinued operations, net of tax benefits of $661 and $754	(1,175)	(1,274)

CASH FROM OPERATING ACTIVITIES	61,172	60,424

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements of $762 and $74	(16,313)	(20,998)

CASH USED FOR INVESTING ACTIVITIES	(16,313)	(20,998)

FINANCING ACTIVITIES
Issuance of debt	9,500	96,500
Repayment of debt	(45,272)	(126,272)
Dividends paid	(9,940)	(9,768)
Issuance of common shares	9,732	1,183

CASH USED FOR FINANCING ACTIVITIES	(35,980)	(38,357)

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	8,879	1,069
Balance, beginning of year	14,123	9,824

Balance, end of period	$23,002	$10,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,719	$7,385

Income taxes	$2,604	$229

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

2. RESTATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2002, the Company’s management determined that two third-party wood chip manufacturers, Georgia Chips and Fulghum Fibres Collins, Inc., originally accounted for since 1995 as unconsolidated suppliers of wood chips, should be consolidated within the Company’s Financial Statements. The Company had entered into agreements with these two third parties whereby they would construct and operate these wood chip processing facilities on property owned by the Company. The Company guaranteed 85 percent of the notes payable used to finance the construction of these facilities. This guarantee has always been disclosed in the Company’s Form 10-K filings in the Notes to Consolidated Financial Statements. Although these wood chip manufacturers have the ability and capacity to process chips for other customers, the Company has historically purchased all of the wood chips from these processing facilities.

As a result, the Condensed Consolidated Financial Statements as of March 31, 2002 and December 31, 2001 and for the quarters ended March 31, 2002 and 2001 have been restated from the amounts previously reported to consolidate these two wood chip manufacturers. Net income and earnings per share for the quarters ended March 31, 2002 and 2001 have not changed due to the restatement, as the wood chip costs had been included in cost of sales for those periods. Operating income for the quarters ended March 31, 2002 and 2001, has changed to reflect a portion of the facilities’ wood chip costs pertaining to an imputed interest charge being reclassified out of cost of sales into interest expense. Interest expense on the construction loans was indirectly passed to Rayonier through invoices for the cost of wood chips it purchased. Property, plant and equipment has been restated for an additional $14 million and $15 million as of March 31, 2002 and December 31, 2001, respectively, with a corresponding increase in debt.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollar amounts in thousands unless otherwise stated)

A summary of the significant effect of this restatement for the quarters ended March 31, 2002 and 2001, and as of March 31, 2002 and December 31, 2001, is as follows:

	March 31, 2002		March 31, 2001
	As previously reported	As restated	As previously reported	As restated
Condensed Statements of Consolidated Income
Cost of Sales	$236,026	$235,776	$231,521	$231,213
Operating Income	28,182	28,432	37,878	38,186
Interest Expense	15,223	15,473	18,915	19,223
EPS—Basic	$0.34	$0.34	$0.45	$0.45
EPS—Diluted	$0.33	$0.33	$0.45	$0.45

	March 31, 2002		December 31, 2001
	As previously reported	As restated	As previously reported	As restated
Condensed Consolidated Balance Sheets
Property, Plant and Equipment	$1,376,342	$1,407,242	$1,371,550	$1,402,450
Accumulated Depreciation	810,171	826,688	790,769	806,514
Total Assets	2,001,905	2,016,288	2,025,012	2,040,167
Current Portion of Long-term Debt	2,600	5,690	7,600	10,690
Long-term Debt	812,120	823,413	842,205	854,270
Total Shareholders’ Equity	720,678	720,678	708,794	708,794

3. EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share (share amounts actual):

	Three Months Ended March 31
	2002	2001
Net income	$9,401	$12,252

Shares used for determining basic earnings per common share	27,526,125	27,125,148
Dilutive effect of:
Stock options	309,708	166,489
Contingent shares	250,000	202,000

Shares used for determining diluted earnings per common share	28,085,833	27,493,637

Basic earnings per common share	$.34	$0.45

Diluted earnings per common share	$.33	$0.45

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollar amounts in thousands unless otherwise stated)

4. SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the three months ended March 31, 2002, and the year ended December 31, 2001, follows (share amounts actual):

	Common Shares		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2001	27,104,462	$48,717	$—	$631,384	$680,101
Net income	—	—	—	57,598	57,598
Dividends paid ($1.44 per share)	—	—	—	(39,207)	(39,207)
Issuance of shares under incentive stock plans	293,833	11,561	—	—	11,561
Unrealized gain on hedged transactions	—	—	7	—	7
Minimum pension liability adjustments	—	—	(709)	—	(709)
Repurchase of common shares	(52,900)	(2,031)	—	—	(2,031)
Tax benefit on exercise of stock options	—	1,474	—	—	1,474

Balance, December 31, 2001	27,345,395	$59,721	$(702)	$649,775	$708,794
Net income	—	—	—	9,401	9,401
Dividends paid ($0.36 per share)	—	—	—	(9,940)	(9,940)
Issuance of shares under incentive stock plans	277,961	10,737	—	—	10,737
Unrealized gain on hedged transactions	—	—	345	—	345
Tax benefit on exercise of stock options	—	1,341	—	—	1,341

Balance, March 31, 2002	27,623,356	$71,799	$(357)	$649,236	$720,678

5. SEGMENT INFORMATION

Rayonier operates in three reportable segments: Performance Fibers, Timber and Land, and Wood Products and Trading.

Total assets by segment were as follows:

	March 31, 2002	December 31, 2001
Performance Fibers	$578,154	$591,420
Timber and Land	1,194,725	1,210,676
Wood Products and Trading	203,110	205,818
Corporate and other	29,903	21,829
Dispositions	10,396	10,424

Total	$2,016,288	$2,040,167

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollar amounts in thousands unless otherwise stated)

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable segments were as follows (thousands of dollars):

	Three Months Ended March 31,
	2002	2001
SALES
Performance Fibers	$129,290	$139,034
Timber and Land	63,477	63,058
Wood Products and Trading	89,196	83,807
Intersegment Eliminations	(5,696)	(9,412)

TOTAL SALES	$276,267	$276,487

OPERATING INCOME (LOSS)
Performance Fibers	$6,831	$15,028
Timber and Land	29,441	36,143
Wood Products and Trading	(1,591)	(6,213)
Corporate and other	(6,249)	(6,772)

TOTAL OPERATING INCOME	$28,432	$38,186

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollar amounts in thousands unless otherwise stated)

On March 13, 2002, the Company entered into an interest rate swap agreement on the $50 million, 6.15% fixed rate notes payable maturing in February 2004. The swap converts the notional amount from fixed rates to floating rates and matures in February 2004. The interest rate swap qualifies as a fair value hedge under Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense and was less than $0.1 million for the three months ended March 31, 2002. Based upon the current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in a liability of approximately $0.1 million and a decrease in debt of approximately $0.1 million at March 31, 2002.

7. SALE OF NEW ZEALAND EAST COAST TIMBERLAND OPERATIONS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has restated its Condensed Consolidated Financial Statements as of March 31, 2002 and December 31, 2001 and for the quarters ended March 31, 2002 and 2001 related to the consolidation of two third-party wood chip manufacturers as discussed in Note 2-Restatements. The MD&A gives effect to this restatement.

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

Segment Information

Rayonier operates in three reportable segments: Performance Fibers, Timber and Land (previously title Timberland Management), and Wood Products and Trading. Performance Fibers includes two business units, Cellulose Specialties and Absorbent Materials. The Timber and Land segment includes two business units, Timber and Land.

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable business segments, were as follows (thousands of dollars):

	Three Months Ended March 31
	2002	2001
SALES
Performance Fibers
Cellulose Specialties	$90,555	$89,955
Absorbent Materials	38,735	49,079

Total Performance Fibers	129,290	139,034

Timber and Land
Timber	44,400	61,824
Land	19,077	1,234

Total Timber and Land	63,477	63,058

Wood Products and Trading	89,196	83,807
Intersegment Eliminations	(5,696)	(9,412)

TOTAL SALES	$276,267	$276,487

OPERATING INCOME (LOSS)
Performance Fibers	$6,831	$15,028
Timber and Land
Timber	20,859	35,299
Land	8,582	844

Total Timber and Land	29,441	36,143

Wood Products and Trading	(1,591)	(6,213)
Corporate and other	(6,249)	(6,772)

TOTAL OPERATING INCOME	$28,432	$38,186

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

Results of Operations

Sales and Operating Income

Sales of $276 million for the first quarter of 2002 were essentially equal to prior year first quarter sales. Lower absorbent materials prices, softer timber volume and prices, and weaker trading activity were offset by higher land sales and stronger lumber volume and prices. Operating income for the first quarter was $28 million, $10 million below prior year principally due to lower absorbent materials prices, and lower timber volume and prices. These unfavorable variances were partially offset by the favorable impact of higher land sales and lumber prices, along with lower lumber and Performance Fibers manufacturing costs.

Performance Fibers

Sales for the first quarter of 2002 were $129 million, $10 million lower than first quarter, primarily due to lower absorbent materials prices. Operating income for the three months ended March 31, 2002, of $7 million was $8 million lower compared to the prior year period. The decline in operating income was primarily due to a 20 percent decline in average fluff pulp prices (the major component of our absorbent materials business) partially offset by lower manufacturing costs.

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

Corporate and Other

Corporate and other expenses for the first quarter 2002 were $6 million compared to $7 million in the first quarter of 2001. The improvement resulted from the favorable impact of New Zealand foreign exchange rates and lower intersegment eliminations partly offset by higher stock price-based incentive compensation.

Other Income / Expense

Interest expense for the first quarter of 2002 was $15 million, a decrease of $4 million from the first quarter of 2001 primarily due to lower debt and interest rates.

Miscellaneous income (expense) for the first quarter of 2002 was income of $0.4 million compared to an expense of $0.5 million in the prior year’s quarter. The improvement was due to approximately $0.9 million of higher expense in 2001 primarily from the mark to market remeasurement of New Zealand forward currency contracts. These contracts have been designated as cash flow hedges, and gains or losses are recorded in AOCI until maturity. The net impact of New Zealand forward currency contracts that have matured in the first quarter of 2002 resulted in a gain of approximately $0.1 million.

The effective tax rate for the first quarter of 2002 was 29.5 percent compared to an effective tax rate of 33.6 percent for the prior year’s quarter. The Company’s effective tax rate continues to be below U.S. statutory rates due to lower rates in effect for foreign subsidiaries, foreign exchange tax-related benefits and the impact of various tax credits.

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

Liquidity and Capital Resources

Cash flow provided by operating activities of $61 million for the first quarter of 2002 was comparable to the prior year quarter. Cash provided by operating activities financed capital expenditures of $16 million, dividends of $10 million and debt reduction of $36 million. Cash flow used for financing activities for the first quarter 2002, was $46 million in paid down capital (debt and equity) offset by $10 million in new capital from the exercise of stock options. This reflected a decrease of $2 million from prior year first quarter, due to an increase in the issuance of common shares, partly offset by higher net debt repayments in 2002. The Company did not repurchase any of its common shares during the quarter ended March 31, 2002, or March 31, 2001.

At March 31, 2002, debt was $829 million, a reduction of $36 million from December 31, 2001, and the debt-to-capital ratio was 53.5 percent compared to 55.0 percent at December 31, 2001. Net Debt (debt net of cash invested) was $809 million at quarter end, giving a net debt to capital ratio of 52.9 percent.

At March 31, 2002, Rayonier had $300 million available under its revolving credit facilities. In conjunction with the Company’s long-term debt, certain covenant restrictions are required on the ratio of EBITDA (defined as earnings from continuing operations before significant non-recurring items, provisions for dispositions, interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales) to interest expense and EBITDA to total debt. In addition, there are covenant requirements on the ratios of consolidated cash flow available for fixed charges to total debt. The covenants listed above are calculated on a trailing 12-month basis.

The most restrictive long-term debt covenants in effect for Rayonier as of March 31, 2002, were as follows:

	Covenant Requirement	Actual ratio at March 31, 2002
EBITDA to consolidated interest expense should not be less than	2.50 to 1	5.11 to 1
Total debt to EBITDA should not exceed	4.00 to 1	2.44 to 1
Consolidated cash flow available for fixed charges to consolidated fixed charges should not be less than	1.65 to 1	2.65 to 1
Consolidated debt to consolidated cash flow for fixed charges may not exceed	4.25 to 1	2.81 to 1

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

EBITDA for the first quarter of 2002 was $76 million, $3 million lower than the prior year first quarter. The decrease in EBITDA was primarily due to lower absorbent materials and timber prices partly offset by higher land sales and lumber prices, and lower lumber and performance fibers manufacturing costs.

Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions except per share amounts):

		Three months ended March 31,
		2002	Per Share	2001	Per Share
Net Income		$9.4	0.33	$12.3	0.45
Add:	Income tax expense	3.9	0.14	6.2	0.23
	Interest expense	15.5	0.55	19.2	0.70
	Depreciation, depletion and amortization	44.7	1.59	41.2	1.49
	Non-cash cost of land sales	2.7	0.10	0.3	0.01

EBITDA		$76.2	2.71	$79.2	2.88

Free cash flow (defined as EBITDA plus or minus significant non-recurring items, changes in working capital and long-term assets and liabilities (excluding the non-cash costs of land sales, less income taxes, interest expense, custodial capital spending, prior-year dividend levels and the non-cash cost of land sales) decreased $6 million, to $27 million for the first three months of 2002 primarily due to higher working capital requirements, changes in deferred taxes and higher cash balances, partly offset by higher other liabilities and cash income.

Below is a reconciliation of Cash Provided by Operating Activities to Free Cash Flow for the respective periods (in millions):

	Three Months Ended March 31,
	2002	2001
Cash provided by operating activities	$61.2	$60.4
Custodial capital spending, net	(15.1)	(16.5)
Dividends at prior year level	(9.9)	(9.8)
Decrease/(increase) in cash and short-term investments	(8.9)	(1.1)

Free Cash Flow	$27.3	$33.0

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to various market risks, including changes in commodity prices, foreign exchange rates and interest rates. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used, as noted above, in accordance with policies and procedures approved by the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading purposes. See also Note 6, “Financial Instruments” included in this Form 10-Q.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. During the first quarter of 2002, the Company entered into an interest rate swap agreement in order to achieve a desired position of fixed and floating interest rates in its portfolio. Occasionally, callable bonds will be refinanced at the Company’s option if favorable economic conditions exist. Generally, the fair market value of fixed-interest-rate debt will increase as interest rates fall and decrease as interest rates rise.

Circumstances surrounding the Company’s exchange rate risk, commodity price risk and interest rate risk remain unchanged from December 31, 2001. For a full description of the Company’s market risk, please refer to Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2001 Annual Report on Form 10-K.

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

* 2001 volume restated from cubic meters to metric tons

PART II. OTHER INFORMATION

ITEM 5. SELECTED OPERATING DATA

SELECTED SUPPLEMENTAL FINANCIAL DATA (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31, 2002	March 31, 2001
Geographical Data (Non-U.S.)
Sales
New Zealand	$27.3	$24.0
Other	13.3	12.0

Total	$40.6	$36.0

Operating income (loss)
New Zealand	$0.2	$0.6
Other	(1.4)	0.1

Total	$(1.2)	$0.7

Timber and Land
Sales
Northwest U.S.	$17.3	$25.1
Southeast U.S.	35.6	31.7
New Zealand	10.6	6.3

Total	$63.5	$63.1

Operating income (loss)
Northwest U.S.	$12.8	$20.1
Southeast U.S.	17.1	14.1
New Zealand	(0.5)	1.9

Total	$29.4	$36.1

EBITDA per Share
Performance Fibers	$0.89	$1.26
Timber and Land	1.96	2.02
Wood Products and Trading	0.07	(0.11)
Corporate and other	(0.21)	(0.29)

Total	$2.71	$2.88

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index

(b)	Rayonier, Inc. filed a report on Form 8-K dated February 27, 2002, that incorporates a news release issued by Standard and Poor’s on February 21, 2002, which revises its outlook on the Company from negative to stable based on Rayonier’s improved credit measures.

(c)	Rayonier, Inc. filed a report on Form 8-K dated March 18, 2002, to announce the rescission of Arthur Andersen’s appointment as independent auditors for 2002.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

By:	/s/ Hans E. Vanden Noort
Hans E. Vanden Noort Vice President and Corporate Controller

April 11, 2003

CERTIFICATIONS UNDER EXCHANGE ACT RULE 13a-14

I, W. L. Nutter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Rayonier Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ W. L. Nutter
W. L. Nutter Chairman, President and Chief Executive Officer, Rayonier Inc.

Date: April 11, 2003

I, Gerald J. Pollack, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Rayonier Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ Gerald J. Pollack
Gerald J. Pollack Senior Vice President and Chief Financial Officer, Rayonier Inc.

Date: April 11, 2003

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