Form 10-Q/A
period 2002-06-30
RAYONIER INC
filed 2003-04-11
CIK 52827

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

FORM 10-Q/A

Rayonier Inc. (the Company) is amending its 2002 quarterly Form 10-Q reports following the consolidation of two third-party wood chip manufacturers previously accounted for as unconsolidated suppliers, as disclosed in Note 20-Restatements in the Company’s Form 10-K filed on March 21, 2003. The restatement for the quarter ended June 30, 2002, as disclosed in Note 2-Restatements herein, involved reclassifying $0.3 million from cost of sales to interest expense and adding $13.6 million to assets and debt. Net income and earnings per share for the periods have not changed due to the restatements. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2002 and 2001 and as of June 30, 2002 and December 31, 2001 are restated herein.

RAYONIER INC.

FORM 10-Q/A

JUNE 30, 2002

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

(Thousands of dollars, except per share data))

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	As restated, See Note 2	As restated, See Note 2	As restated, See Note 2	As restated, See Note 2
SALES	$269,276	$336,705	$537,980	$606,000

COSTS AND EXPENSES
Cost of sales	220,513	262,475	449,551	486,822
Selling and general expenses	10,361	9,635	21,816	17,193
Other operating income, net	(1,363)	(81)	(793)	(551)

	229,511	272,029	470,574	503,464

OPERATING INCOME	39,765	64,676	67,406	102,536
Interest expense	(15,344)	(17,843)	(30,817)	(37,067)
Interest and miscellaneous (expense) income, net	(45)	737	331	214

INCOME FROM CONTINUING OPERATIONS, BEFORE TAX	24,376	47,570	36,920	65,683
Provision for income taxes	(6,783)	(16,082)	(10,350)	(22,060)

INCOME FROM CONTINUING OPERATIONS	17,593	31,488	26,570	43,623

DISCONTINUED OPERATIONS (Note 6)
Loss on sale of discontinued operations, net of income tax expense of $3,260	(1,743)	—	(1,743)	—
Income (loss) from discontinued operations, net of income tax expense of $373, $176, $739 and $387	392	(25)	816	92

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(1,351)	(25)	(927)	92

NET INCOME	16,242	$31,463	25,643	43,715
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on hedged transactions, net of income tax expense of $280, $0, $474 and $0	497	—	843	—

COMPREHENSIVE INCOME	$16,739	$31,463	$26,486	$43,715

EARNINGS / (LOSS) PER COMMON SHARE
BASIC EARNINGS / (LOSS) PER SHARE
Continuing operations	$0.64	$1.16	$0.97	$1.61
Discontinued operations	(0.05)	—	(0.04)	—

Net income	$0.59	$1.16	$0.93	$1.61

DILUTED EARNINGS / (LOSS) PER SHARE
Continuing operations	$0.62	$1.14	$0.94	$1.58
Discontinued operations	(0.05)	—	(0.04)	0.01

Net income	$0.57	$1.14	$0.90	$1.59

The accompanying Notes to Condensed Consolidated Financial Statements are an

integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands of dollars)

	June 30, 2002	December 31, 2001
	As restated, See Note 2	As restated, See Note 2
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,691	$14,123
Accounts receivable, less allowance for doubtful accounts of $2,931 and $3,392	100,246	101,480
Inventory
Finished goods	64,363	55,530
Work in process	9,279	8,570
Raw materials	9,603	9,636
Manufacturing and maintenance supplies	17,179	17,274

Total inventory	100,424	91,010
Notes receivable	50,500	—
Timber purchase agreements	18,003	18,996
Other current assets	8,544	9,451

Total current assets	316,408	235,060

OTHER ASSETS	74,061	77,448
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,048,324	1,131,723
PROPERTY, PLANT AND EQUIPMENT
Land, buildings, machinery and equipment	1,408,627	1,402,450
Less—accumulated depreciation	845,010	806,514

Total property, plant and equipment, net	563,617	595,936

TOTAL ASSETS	$2,002,410	$2,040,167

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$66,273	$65,247
Bank loans and current maturities	3,490	10,690
Accrued taxes	18,324	13,606
Accrued payroll and benefits	12,945	14,471
Accrued interest	26,179	6,391
Accrued customer incentives	7,049	12,935
Other current liabilities	18,539	17,360
Current reserves for dispositions	15,230	15,310

Total current liabilities	168,029	156,010

DEFERRED INCOME TAXES	133,737	131,723
LONG-TERM DEBT	778,541	854,270
NON-CURRENT RESERVES FOR DISPOSITIONS	149,909	153,394
OTHER NON-CURRENT LIABILITIES	39,359	35,976
SHAREHOLDERS' EQUITY
Common Shares, 60,000,000 shares authorized, 27,747,168 and 27,345,395 shares issued and outstanding	77,213	59,721
Retained earnings	655,481	649,775
Accumulated other comprehensive income (loss)	141	(702)

	732,835	708,794

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,002,410	$2,040,167

The accompanying Notes to Condensed Consolidated Financial Statements are an

integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2002	2,001
	As restated, See Note 2	As restated, See Note 2
OPERATING ACTIVITIES
Income from continuing operations	$26,570	$43,623
Non-cash items included in income:
Depreciation, depletion and amortization	81,775	98,375
Deferred income taxes	(3,269)	(703)
Non-cash cost of land sales	3,273	8,170
Increase (decrease) in other non-current liabilities	7,373	(33)
Change in accounts receivable, inventory and accounts payable	(8,555)	(25,032)
Decrease in current timber purchase agreements and other current assets	2,626	8,388
Decrease in other assets	2,715	4,437
Increase in accrued liabilities	20,229	13,856
Expenditures for dispositions, net of tax benefits of $1,284 and $1,411	(2,281)	(2,370)

Cash provided by operating activities of continuing operations	130,456	148,711

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements of $1,205 and $237	(33,597)	(38,580)

Cash used for investing activities of continuing operations	(33,597)	(38,580)

FINANCING ACTIVITIES
Issuance of debt	41,110	135,000
Repayment of debt	(124,855)	(230,340)
Dividends paid	(19,937)	(19,552)
Repurchase of common shares	(1,146)	—
Issuance of common shares	13,640	4,015

Cash used for financing activities of continuing operations	(91,188)	(110,877)

CASH PROVIDED BY DISCONTINUED OPERATIONS	18,897	1,035

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	24,568	289
Balance, beginning of period	14,123	9,824

Balance, end of period	$38,691	$10,113

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,707	$22,587

Income taxes	$8,253	$14,221

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of New Zealand East Coast operations	$52,500	$—

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

New Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 145, Rescission of FASB Statements No 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. As allowed by the FASB, the Company early adopted the Standard on April 1, 2002. During the second quarter of 2002, the Company refinanced $23.1 million of its revenue bonds. In accordance with the Standard, the write-off of the balance of the deferred financing fees of $0.2 million and the premium of $0.5 million paid upon the redemption of the original bonds were not classified as an extraordinary item in xthe Company’s Condensed Statements of Consolidated Income.

Reclassifications

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. RESTATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2002, the Company’s management determined that two third-party wood chip manufacturers, Georgia Chips and Fulghum Fibres Collins, Inc., originally accounted for since 1995 as unconsolidated suppliers of wood chips, should be consolidated within the Company’s Financial Statements. The Company had entered into agreements with these two third parties whereby they would construct and operate these wood chip processing facilities on property owned by the Company. The Company guaranteed 85% of the notes payable used to finance the construction of these facilities. This guarantee has always been disclosed in the Company’s Form 10-K filings in the Notes to Consolidated Financial Statements. Although these wood chip manufacturers have the ability and capacity to process chips for other customers, the Company has historically purchased all of the wood chips from these processing facilities.

As a result, the Condensed Consolidated Financial Statements as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 have been restated from the amounts previously reported to consolidate these two wood chip manufacturers. Net income and earnings per share for the three and six months ended June 30, 2002 and 2001 have not changed due to the restatement, as the wood chip costs had been included in cost of sales for those periods. Operating income for three and six months ended June 30, 2002 and 2001 has changed to reflect a portion of the facilities’ wood chip costs pertaining to an imputed interest charge being reclassified out of cost of sales into interest expense. Interest expense on the construction loans was indirectly passed to Rayonier through invoices for the cost of wood chips it purchased. Property, plant and equipment have been restated for an additional $14 million and $15 million, respectively, as of June 30, 2002 and December 31, 2001, with a corresponding increase in debt.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollar amounts in thousands unless otherwise stated)

A summary of the significant effect of this restatement for the three and six months ended June 30, 2002 and 2001 and as of June 30, 2002 and December 31, 2001, is as follows:

	For the three months ended June 30,
	2002		2001
	As previously reported	As restated	As previously reported	As restated
Condensed Statements of Consolidated Income
Cost of Sales	$220,763	$220,513	$262,781	$262,475
Operating Income	39,515	39,765	64,370	64,676
Interest Expense	15,094	15,344	17,537	17,843
EPS—Basic	$0.59	$0.59	$1.16	$1.16
EPS—Diluted	$0.57	$0.57	$1.14	$1.14

	For the six months ended June 30,
	2002		2001
	As previously reported	As restated	As previously reported	As restated
Condensed Statements of Consolidated Income
Cost of Sales	$450,051	$449,551	$487,437	$486,822
Operating Income	66,906	67,406	101,921	102,536
Interest Expense	30,317	30,817	36,452	37,067
EPS—Basic	$0.93	$0.93	$1.61	$1.61
EPS—Diluted	$0.90	$0.90	$1.59	$1.59

	As of June 30,		As of December 31,
	2002		2001
	As previously reported	As restated	As previously reported	As restated
Condensed Consolidated Balance Sheets
Property, Plant and Equipment	$1,377,727	$1,408,627	$1,371,550	$1,402,450
Accumulated Depreciation	827,720	845,010	790,769	806,514
Total Assets	1,988,800	2,002,410	2,025,012	2,040,167
Current Portion of Long-term Debt	400	3,490	7,600	10,690
Long-term Debt	768,021	778,541	842,205	854,270
Total Shareholders’ Equity	732,835	732,835	708,794	708,794

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollar amounts in thousands unless otherwise stated)

4. SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the six months ended June 30, 2002, and the year ended December 31, 2001, follows (share amounts actual):

	Common Shares		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Shareholders’ Equity
	Shares	Amount
January 1, 2001	27,104,462	$48,717	$—	$631,384	$680,101
Net income	—	—	—	57,598	57,598
Dividends paid ($1.44 per share)	—	—	—	(39,207)	(39,207)
Issuance of shares under incentive stock plans	293,833	11,561	—	—	11,561
Unrealized gain on hedged transactions	—	—	7	—	7
Minimum pension liability adjustments	—	—	(709)	—	(709)
Repurchase of common shares	(52,900)	(2,031)	—	—	(2,031)
Tax benefit on exercise of stock options	—	1,474	—	—	1,474

December 31, 2001	27,345,395	59,721	(702)	649,775	708,794
Net income	—	—	—	25,643	25,643
Dividends paid ($0.72 per share)	—	—	—	(19,937)	(19,937)
Issuance of shares under incentive stock plans	424,673	16,265	—	—	16,265
Unrealized gain on hedged transactions, net	—	—	843	—	843
Repurchase of common shares	(22,900)	(1,146)	—	—	(1,146)
Tax benefit on exercise of stock options	—	2,373	—	—	2,373

June 30, 2002	27,747,168	$77,213	$141	$655,481	$732,835

5. SEGMENT INFORMATION

Rayonier operates in three reportable segments: Performance Fibers, Timber and Land, and Wood Products and Trading.

Total assets by segment were as follows:

	June 30, 2002	December 31, 2001
Performance Fibers	$570,263	$591,420
Timber and Land	1,187,212	1,210,676
Wood Products and Trading	200,084	205,818
Corporate and other	34,477	21,829
Dispositions	10,374	10,424

Total	$2,002,410	$2,040,167

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollar amounts in thousands unless otherwise stated)

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable segments were as follows (thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
SALES
Performance Fibers	$124,110	$145,723	$253,400	$284,755
Timber and Land	58,013	109,987	119,404	171,446
Wood Products and Trading	91,249	82,626	172,881	159,244
Intersegment Eliminations	(4,096)	(1,631)	(7,705)	(9,445)

TOTAL SALES	$269,276	$336,705	$537,980	$606,000

OPERATING INCOME (LOSS)
Performance Fibers	$10,951	$13,464	$17,782	$28,493
Timber and Land	31,643	55,763	60,955	91,947
Wood Products and Trading	(9)	(312)	(2,440)	(6,972)
Corporate and other	(2,820)	(4,239)	(8,891)	(10,932)

TOTAL OPERATING INCOME	$39,765	$64,676	$67,406	$102,536

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

Operating results of the discontinued operation are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$11,442	$9,658	$19,005	$16,850
Operating income	572	153	1,365	479
Net income/(loss) from discontinued operations	392	(25)	816	92

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

7. FINANCIAL INSTRUMENTS

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

In the Company’s Condensed Statements of Consolidated Income for the three and six months ended June 30, 2002, gains of approximately $0.1 million and $0.4 million, respectively, were recorded on foreign currency contracts reflecting primarily realized gains on contracts that matured, plus the time value changes for outstanding contracts. The Company recorded mark to market after-tax gains on foreign currency contracts of approximately $0.8 million in “Accumulated other comprehensive income (loss)” (“AOCI”) in the Condensed Consolidated Balance Sheet as of June 30, 2002. When the forecasted transactions come to fruition and are recorded, the amounts in AOCI are reclassified to the Condensed Statements of Consolidated Income. The Company expects to reclassify this amount into earnings during the next ten months.

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

8. LEGAL PROCEEDINGS

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

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has restated its Condensed Consolidated Financial Statements as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 related to the consolidation of two-third party wood chip manufacturers as discussed in Note 2-Restatements. The MD&A gives effect to this restatement.

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

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable business segments were as follows (thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
SALES
Performance Fibers
Cellulose Specialties	$86,629	$95,931	$177,184	$185,885
Absorbent Materials	37,481	49,792	76,216	98,870

Total Performance Fibers	124,110	145,723	253,400	284,755

Timber and Land
Timber	45,434	47,763	87,748	107,989
Land	12,579	62,224	31,656	63,457

Total Timber and Land	58,013	109,987	119,404	171,446

Wood Products and Trading	91,249	82,626	172,881	159,244
Intersegment Eliminations	(4,096)	(1,631)	(7,705)	(9,445)

TOTAL SALES	$269,276	$336,705	$537,980	$606,000

OPERATING INCOME (LOSS)
Performance Fibers	$10,951	$13,464	$17,782	$28,493
Timber and Land
Timber	20,889	21,420	41,619	56,762
Land	10,754	34,343	19,336	35,185

Total Timber and Land	31,643	55,763	60,955	91,947

Wood Products and Trading	(9)	(312)	(2,440)	(6,972)
Corporate and other	(2,820)	(4,239)	(8,891)	(10,932)

TOTAL OPERATING INCOME	$39,765	$64,676	$67,406	$102,536

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

Performance Fibers

Sales for the second quarter of 2002 were $124 million, down $22 million from the prior year second quarter due to lower absorbent materials volume and prices and lower cellulose specialties volume partially due to higher in-transit shipments. Operating income for the second quarter of 2002 of $11 million was $3 million below the prior year second quarter primarily due to lower fluff pulp prices (the major component of the absorbent materials business), and volumes, partially offset by lower manufacturing costs. Fluff pulp prices are impacted by commodity market paper pulp prices, which declined during 2001 and have continued to fall during 2002 due to the sluggish global economy.

Sales for the six months ended June 30, 2002, were $253 million, $31 million below the same period in the prior year due to lower absorbent materials prices and decreases in absorbent materials and cellulose specialties volumes. Operating income for the six months ended June 30, 2002, was $18 million, $11 million below the same period in the prior year, mainly due to lower absorbent materials prices and sales volumes, partly offset by favorable manufacturing costs.

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

Other Income / Expense

Interest expense for the second quarter of 2002 was $15 million, a decrease of nearly $3 million from the prior year second quarter mainly due to lower debt. Interest expense for the six months ended June 30, 2002, was $31 million compared to $37 million for the same period in the prior year resulting from lower debt and slightly lower rates.

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

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities from continuing operations of $130 million for the six months ended June 30, 2002, was $18 million lower than the same period in the prior year. The decrease was primarily from lower income in 2002 due to the absence of the major land sale, partially offset by lower working capital requirements. Cash provided by operating activities from continuing operations for the six months ended June 30, 2002, financed capital expenditures of $34 million, dividends of $20 million and debt payments of $84 million (net). Cash flow used for financing activities for the six months ended June 30, 2002, was supplemented by $14 million in new capital from the exercise of stock options, but reflected a decrease of $20 million from same period in the prior year due to higher debt repayments (net), in 2001. The Company repurchased 22,900 of its common shares during the six months ended June 30, 2002, for $1.1 million. No shares were repurchased in the first six months of 2001. Cash from discontinued operations provided an additional $19 million in 2002. On June 30, 2002, the Company had cash investments of $30.8 million, an increase of $25 million from year-end. The cash investments consisted of marketable securities with maturities at date of acquisition of 90 days or less.

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

EBITDA for the second quarter of 2002 was $79 million, $53 million below the prior year second quarter. The decrease was primarily due to the major land sale in 2001, which contributed $58 million to EBITDA, plus lower absorbent materials and timber prices, lower lumber and performance fibers manufacturing costs. These decreases were partly offset by higher routine land sales and lumber prices. EBITDA for the six months ended June 30, 2002, was $153 million, $57 million below the same period in the prior year, due to the major land sale in 2001.

Below is a reconciliation of Income from Continuing Operations to EBITDA for the respective periods (in millions except diluted per share amounts):

	Three months ended June 30,
	2002	Per Share	2001	Per Share
Income from continuing operations	$17.5	0.62	$31.5	1.14
Add: Income tax expense	6.8	0.24	16.1	0.58
Interest expense	15.3	0.54	17.9	0.65
Depreciation, depletion and amortization	38.6	1.36	58.4	2.12
Non-cash cost of land sales	0.6	0.02	7.9	0.29

EBITDA	$78.8	2.78	$131.8	4.78

	Six months ended June 30,
	2002	Per Share	2001	Per Share
Income from continuing operations	$26.5	0.94	$43.6	1.58
Add: Income tax expense	10.4	0.37	22.0	0.80
Interest expense	30.8	1.08	37.1	1.35
Depreciation, depletion and amortization	81.8	2.91	98.4	3.56
Non-cash cost of land sales	3.3	0.12	8.2	0.30

EBITDA	$152.8	5.42	$209.3	7.59

Free cash flow decreased $45 million, to $56 million for the first six months of 2002. The decrease resulted primarily from lower income in 2002 due to the absence of the 2001 major land sale and a $24 million increase in cash and short-term investments during the six months ended June 30, 2002, over the same period in the prior year. These were partially offset by lower working capital requirements.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Free Cash Flow for the respective periods (in millions):

	Six months ended June 30,
	2002	2001
Cash provided by operating activities of continuing operations	$130.5	$148.7
Custodial capital spending, net	(28.1)	(27.9)
Dividends at prior year level	(19.9)	(19.6)
Tax benefit on exercise of stock options	(2.4)	—
Increase in cash and short-term investments	(24.6)	(0.3)

Free Cash Flow	$55.5	$100.9

Debt

At June 30, 2002, debt was $782 million, a reduction of $83 million from December 31, 2001, and the debt-to-capital ratio was 51.6 percent compared to 55.0 percent at December 31, 2001. Net debt, defined as debt less cash invested, was $751 million at June 30, 2002, and the net debt-to-capital ratio was 50.6 percent. Net debt is not a measure defined by GAAP and is provided as supplementary information relevant to analysts, investors and creditors. The Company refinanced $23.1 million of its tax-exempt revenue bonds in the second quarter of 2002.

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

The most restrictive long-term debt covenants in effect for Rayonier as of June 30, 2002, were as follows:

	Covenant Requirement	Actual ratio at June 30, 2002
EBITDA to consolidated interest expense should not be less than	2.50 to 1	4.34 to 1
Total debt to EBITDA should not exceed	4.00 to 1	2.81 to 1
Consolidated cash flow available for fixed charges to consolidated fixed charges should not be less than	1.65 to 1	1.98 to 1
Consolidated debt to consolidated cash flow for fixed charges may not exceed	4.25 to 1	3.63 to 1

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

During the second quarter of 2002, the Company guaranteed five years of Crown forest timberland lease obligations estimated at $1.2 million per year in conjunction with the sale of its New Zealand East Coast operations. See Note 6. “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the guarantee. No other material changes in guarantees or financial instruments such as letters of credit and surety bonds occurred during the first six months of 2002.

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

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including changes in commodity prices, foreign exchange rates and interest rates. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used, as noted above, in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading purposes. See Note 7. “Financial Instruments” included in this Form 10-Q.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 16, 2002. At that meeting, three directors were elected as follows (there were no broker non-votes with respect to the election of directors):

	Votes For	Votes Withheld
Directors of Class II, Term Expires in 2005
Paul G. Kirk, Jr.	22,336,331	318,640
Carl S. Sloane	22,567,146	87,825
Gordon I. Ulmer	22,395,982	258,989

ITEM 5(a). SELECTED OPERATING INFORMATION *

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	101	110	205	213
Absorbent materials, in thousands of metric tons	66	75	136	147
Production as a percent of capacity	99	98	98	98
Timber and Land
Sales volume—Timber
Northwest U.S., in millions of board feet	80	49	150	137
Southeast U.S., in thousands of short green tons	1,191	1,611	2,432	3,186
New Zealand, in thousands of metric tons **	168	174	289	338
Timber sales volume—Intercompany
Northwest U.S., in millions of board feet	19	6	34	35
Southeast U.S., in thousands of short green tons	3	16	8	30
New Zealand, in thousands of metric tons **	10	9	23	25
Acres sold	3,995	57,858	22,895	58,273
Wood Products and Trading
Lumber sales volume, in millions of board feet	86	63	165	120
Medium—density fiberboard sales volume, in thousands of cubic meters	41	39	77	76
Log trading sales volume
North America, in millions of board feet	32	37	59	86
New Zealand, in thousands of cubic meters	85	74	160	162
Other, in thousands of cubic meters	86	109	204	232

*     Prior period amounts were reclassified to reflect the New Zealand East Coast operations as discontinued operations.

**   2001 volume restated from cubic meters to metric tons.

ITEM 5(a). SELECTED OPERATING DATA * (millions of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Geographical Data (Non-U.S.)
Sales
New Zealand	$17.5	$16.6	$37.3	$33.4
Other	11.5	13.2	24.8	25.2

Total	$29.0	$29.8	$62.1	$58.6

Operating income (loss)
New Zealand	$2.5	$(0.2)	$1.9	$(4.6)
Other	0.4	(0.3)	(1.0)	(0.8)

Total	$2.9	$(0.5)	$0.9	$(5.4)

Timber and Land
Sales
Northwest U.S.	$21.3	$13.5	$38.6	$38.2
Southeast U.S.	33.0	91.8	68.6	123.9
New Zealand	3.7	4.6	12.2	9.3

Total	$58.0	$109.9	$119.4	$171.4

Operating income (loss)
Northwest U.S.	$15.6	$8.7	$28.4	$28.8
Southeast U.S.	16.0	45.8	33.2	59.9
New Zealand	—	1.2	(0.7)	3.2

Total	$31.6	$55.7	$60.9	$91.9

EBITDA per Share
Performance Fibers	$1.08	$1.22	$1.98	$2.47
Timber and Land	1.67	3.59	3.58	5.56
Wood Products and Trading	0.14	0.12	0.18	—
Corporate and other	(0.11)	(0.15)	(0.32)	(0.44)

Total	$2.78	$4.78	$5.42	$7.59

*	Prior period amounts were reclassified to reflect the New Zealand East Coast operations as discontinued operations.

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

Date: April 11, 2003

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

Date: April 11, 2003

/s/ GERALD J. POLLACK
Gerald J. Pollack Senior Vice President and Chief Financial Officer, Rayonier Inc.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	No amendments

3.2	By-laws	Filed herewith

4	Instruments defining the rights of security holders,including indentures

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