Form 10-Q/A
period 2002-09-30
RAYONIER INC
filed 2003-04-11
CIK 52827

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

FORM 10-Q/A

Rayonier Inc. (the Company) is amending its 2002 quarterly Form 10-Q reports following the consolidation of two third-party wood chip manufacturers previously accounted for as unconsolidated suppliers, as disclosed in Note 20-Restatements in the Company’s Form 10-K filed on March 21, 2003. The restatement for the quarter ended September 30, 2002, as disclosed in Note 2-Restatements herein, involved reclassifying $0.3 million from cost of sales to interest expense and adding $12.8 million to assets and debt. Net income and earnings per share for the periods have not changed due to the restatements. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2002 and 2001 and as of September 30, 2002 and December 31, 2001 are restated herein.

RAYONIER INC.

FORM 10-Q/A

SEPTEMBER 30, 2002

i

PART I.    FINANCIAL INFORMATION

Item I.    Condensed Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

(Thousands of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	As restated, See Note 2	As restated, See Note 2	As restated, See Note 2	As restated, See Note 2
SALES	$293,105	$263,853	$831,085	$869,853

COSTS AND EXPENSES
Cost of sales	247,893	234,570	697,444	721,392
Selling and general expenses	8,364	7,417	30,180	24,610
Other operating expense (income), net	1,348	(203)	555	(754)

	257,605	241,784	728,179	745,248

OPERATING INCOME	35,500	22,069	102,906	124,605
Interest expense	(14,532)	(16,739)	(45,349)	(53,806)
Interest and miscellaneous income (expense), net	876	1,012	1,207	1,226

INCOME FROM CONTINUING OPERATIONS, BEFORE TAX	21,844	6,342	58,764	72,025
Provision for income taxes	(6,366)	(344)	(16,716)	(22,404)

INCOME FROM CONTINUING OPERATIONS	15,478	5,998	42,048	49,621

DISCONTINUED OPERATIONS (Note 6)
Gain (loss) on sale of discontinued operations, net of income tax expense of $46, $0, $3,307 and $0	94	—	(1,649)	—
Income from discontinued operations, net of income tax expense of $29, $277, $768 and $664	66	27	882	119

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	160	27	(767)	119

NET INCOME	15,638	6,025	41,281	49,740
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (loss) gain on hedged transactions, net of income tax benefit (expense) of $290, $123, ($184) and $123	(516)	(209)	327	(209)

COMPREHENSIVE INCOME	$15,122	$5,816	$41,608	$49,531

EARNINGS (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.55	$0.22	$1.52	$1.83
Discontinued operations	0.01	—	(0.03)	—

Net income	$0.56	$0.22	$1.49	$1.83

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.55	$0.22	$1.49	$1.80
Discontinued operations	0.01	—	(0.03)	—

Net income	$0.56	$0.22	$1.46	$1.80

The accompanying Notes to Condensed Financial Statements are an integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands of dollars)

	September 30, 2002	December 31, 2001
	As restated, See Note 2	As restated, See Note 2
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,294	$14,123
Accounts receivable, less allowance for doubtful accounts of $2,966 and $3,392	100,395	101,480
Inventory
Finished goods	56,199	55,530
Work in process	7,096	8,570
Raw materials	10,330	9,636
Manufacturing and maintenance supplies	16,847	17,274

Total inventory	90,472	91,010
Note receivable	46,500	—
Timber purchase agreements	15,532	18,996
Other current assets	7,927	9,451

Total current assets	302,120	235,060

OTHER ASSETS	73,683	77,448
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,032,260	1,131,723
PROPERTY, PLANT AND EQUIPMENT
Land, buildings, machinery and equipment	1,389,289	1,402,450
Less—accumulated depreciation	832,726	806,514

Total property, plant and equipment, net	556,563	595,936

TOTAL ASSETS	$1,964,626	$2,040,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$64,301	$65,247
Bank loans and current maturities	81,070	10,690
Accrued taxes	13,467	13,606
Accrued payroll and benefits	15,903	14,471
Accrued interest	18,464	6,391
Accrued customer incentives	9,137	12,935
Other current liabilities	12,401	17,360
Current reserves for dispositions	12,065	15,310

Total current liabilities	226,808	156,010

DEFERRED INCOME TAXES	146,942	131,723
LONG-TERM DEBT	660,590	854,270
NON-CURRENT RESERVES FOR DISPOSITIONS	150,152	153,394
OTHER NON-CURRENT LIABILITIES	43,610	35,976
SHAREHOLDERS’ EQUITY
Common Shares, 60,000,000 shares authorized, 27,717,242 and 27,345,395 shares issued and outstanding	75,775	59,721
Retained earnings	661,124	649,775
Accumulated other comprehensive income (loss)	(375)	(702)

	736,524	708,794

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,964,626	$2,040,167

The accompanying Notes to Condensed Consolidated Financial Statements are an

integral part of these consolidated statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2002	2001
	As restated, See Note 2	As restated, See Note 2
OPERATING ACTIVITIES
Income from continuing operations	$42,048	$49,621
Non-cash items included in income:
Depreciation, depletion and amortization	122,741	137,076
Deferred income taxes	8,807	1,391
Non-cash cost of land sales	8,239	8,715
Increase in other non-current liabilities	11,505	3,475
Change in accounts receivable, inventory and accounts payable	(3,533)	270
Decrease in current timber purchase agreements and other current assets	5,198	18,752
Decrease in other assets	4,896	5,760
Increase (decrease) in accrued liabilities	8,265	(6,030)
Expenditures for dispositions, net of tax benefits of $2,337 and $2,454	(4,150)	(4,126)

Cash provided by operating activities of continuing operations	204,016	214,904

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements of $245 and $153	(57,106)	(56,567)

Cash used for investing activities of continuing operations	(57,106)	(56,567)

FINANCING ACTIVITIES
Issuance of debt	45,110	147,500
Repayment of debt	(170,029)	(267,992)
Dividends paid	(29,932)	(29,384)
Repurchase of common shares	(3,144)	(2,031)
Issuance of common shares	14,225	6,864

Cash used for financing activities of continuing operations	(143,770)	(145,043)

CASH PROVIDED BY DISCONTINUED OPERATIONS	24,031	2,509

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	27,171	15,803
Balance, beginning of period	14,123	9,824

Balance, end of period	$41,294	$25,627

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$31,190	$45,867

Income taxes	$8,596	$17,513

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of New Zealand East Coast operations (Note 6)	$52,500	$—

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

2. RESTATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2002, the Company’s management determined that two third-party wood chip manufacturers, Georgia Chips and Fulghum Fibres Collins, Inc., originally accounted for since 1995 as unconsolidated suppliers of wood chips, should be consolidated within the Company’s Financial Statements. The Company had entered into agreements with these two third parties whereby they would construct and operate these wood chip processing facilities on property owned by the Company. The Company guaranteed 85% of the notes payable used to finance the construction of these facilities. This guarantee has always been disclosed in the Company’s Form 10-K filings in the Notes to Consolidated Financial Statements. Although these wood chip manufacturers have the ability and capacity to process chips for other customers, the Company has historically purchased all of the wood chips from these processing facilities.

As a result, the Condensed Consolidated Financial Statements as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 have been restated from the amounts previously reported to consolidate these two wood chip manufacturers. Net income and earnings per share for the three and nine months ended September 30, 2002 and 2001 have not changed due to the restatement, as the wood chip costs had been included in cost of sales for those periods. Operating income for three and nine months ended September 30, 2002 and 2001 has changed to reflect a portion of the facilities’ wood chip costs pertaining to an imputed interest charge being reclassified out of cost of sales into interest expense. Interest expense on the construction loans was indirectly passed to Rayonier through invoices for the cost of wood chips it purchased. Property, plant and equipment have been restated for an additional $13 million and $15 million, respectively, as of September 30, 2002 and December 31, 2001, with a corresponding increase in debt.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

A summary of the significant effect of this restatement for the three and nine months ended September 30, 2002 and 2001 and as of September 30, 2002 and December 31, 2001, is as follows:

	For the three months ended September 30,
	2002		2001
	As previously reported	As restated	As previously reported	As restated
Condensed Statements of Consolidated Income
Cost of Sales	$248,144	$247,893	$234,878	$234,570
Operating Income	35,249	35,500	21,761	22,069
Interest Expense	14,281	14,532	16,431	16,739
EPS—Basic	$0.56	$0.56	$0.22	$0.22
EPS—Diluted	$0.56	$0.56	$0.22	$0.22

	For the nine months ended September 30,
	2002		2001
	As previously reported	As restated	As previously reported	As restated
Condensed Statements of Consolidated Income
Cost of Sales	$698,195	$697,444	$722,315	$721,392
Operating Income	102,155	102,906	123,682	124,605
Interest Expense	44,598	45,349	52,883	53,806
EPS—Basic	$1.49	$1.49	$1.83	$1.83
EPS—Diluted	$1.46	$1.46	$1.80	$1.80

	As of September 30,		As of December 31,
	2002		2001
	As previously reported	As restated	As previously reported	As restated
Condensed Consolidated Balance Sheets
Property, Plant and Equipment	$1,358,389	$1,389,289	$1,371,550	$1,402,450
Accumulated Depreciation	814,663	832,726	790,769	806,514
Total Assets	1,951,789	1,964,626	2,025,012	2,040,167
Current Portion of Long-term Debt	77,980	81,070	7,600	10,690
Long-term Debt	650,843	660,590	842,205	854,270
Total Shareholders’ Equity	736,524	736,524	708,794	708,794

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

(Unaudited)

(Dollars in thousands unless otherwise stated)

4. SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the nine months ended September 30, 2002, and the year ended December 31, 2001, follows (share amounts actual):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
January 1, 2001	27,104,462	$48,717	$631,384	$—	$680,101
Net income	—	—	57,598	—	57,598
Dividends paid ($1.44 per share)	—	—	(39,207)	—	(39,207)
Issuance of shares under incentive stock plans	293,833	11,561	—	—	11,561
Unrealized gain on hedged transactions	—	—	—	7	7
Minimum pension liability adjustments	—	—	—	(709)	(709)
Repurchase of common shares	(52,900)	(2,031)	—	—	(2,031)
Tax benefit on exercise of stock options	—	1,474	—	—	1,474

December 31, 2001	27,345,395	59,721	649,775	(702)	708,794

Net income	—	—	41,281	—	41,281
Dividends paid ($1.08 per share)	—	—	(29,932)	—	(29,932)
Issuance of shares under incentive stock plans	441,847	16,731	—	—	16,731
Unrealized gain on hedged transactions, net	—	—	—	327	327
Repurchase of common shares	(70,000)	(3,144)	—	—	(3,144)
Tax benefit on exercise of stock options	—	2,467	—	—	2,467

September 30, 2002	27,717,242	$75,775	$661,124	$(375)	$736,524

5. SEGMENT INFORMATION

Rayonier operates in three reportable segments: Performance Fibers, Timber and Land, and Wood Products and Trading. Total assets by segment including corporate and dispositions were as follows:

	September 30, 2002	December 31, 2001
Performance Fibers	$557,532	$591,420
Timber and Land	1,177,831	1,210,676
Wood Products and Trading	187,971	205,818
Corporate and other	30,959	21,829
Dispositions	10,333	10,424

Total	$1,964,626	$2,040,167

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
SALES
Performance Fibers	$139,076	$136,777	$392,476	$421,532
Timber and Land	64,075	46,403	183,479	217,849
Wood Products and Trading	90,858	82,587	263,739	241,831
Intersegment Eliminations	(904)	(1,914)	(8,609)	(11,359)

TOTAL SALES	$293,105	$263,853	$831,085	$869,853

OPERATING INCOME (LOSS)
Performance Fibers	$11,103	$4,960	$28,885	$33,453
Timber and Land	32,767	21,672	93,722	113,619
Wood Products and Trading	(4,985)	(1,643)	(7,425)	(8,615)
Corporate and other	(3,385)	(2,920)	(12,276)	(13,852)

TOTAL OPERATING INCOME	$35,500	$22,069	$102,906	$124,605

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

In the Company’s Condensed Statements of Consolidated Income for the three and nine months ended September 30, 2002, gains of approximately $0.6 million and $1.0 million, respectively, were recorded on foreign currency contracts reflecting primarily realized gains on contracts that matured, plus the time value changes for outstanding contracts. The Company had mark to market after-tax gains on foreign currency contracts of approximately $0.3 million in “Accumulated other comprehensive income (loss)” (“AOCI”) in the Condensed Consolidated Balance Sheet recorded as of September 30, 2002. When the forecasted transactions come to fruition and are recorded, the amounts in AOCI are reclassified to the Condensed

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Statements of Consolidated Income. The Company expects to reclassify the AOCI amount into earnings during the next ten months.

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

8. LEGAL PROCEEDINGS

Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges by the EPA and the Louisiana Department of Environmental Quality. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites that are still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties have been unable to complete the sale and the consent decree was vacated in May 2002. As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes, including the purchase of the facility by a third-party recycler, that will determine the Company’ s ultimate liability, if any. None of these outcomes are considered sufficiently probable at this time to warrant the recognition of a liability in the Company’s financial statements. The Company is unable to formulate a range of possible losses. As such, the final outcome could have a material adverse effect on the Company’s results of operations.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has restated its Condensed Consolidated Financial Statements as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 related to the consolidation of two-third party wood chip manufacturers as discussed in Note 2-Restatements. The MD&A gives effect to this restatement.

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

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable business segments were as follows (thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
SALES
Performance Fibers
Cellulose Specialties	$97,449	$96,108	$274,633	$281,993
Absorbent Materials	41,627	40,669	117,843	139,539

Total Performance Fibers	139,076	136,777	392,476	421,532

Timber and Land
Timber	35,780	39,000	123,528	146,989
Land	28,295	7,403	59,951	70,860

Total Timber and Land	64,075	46,403	183,479	217,849

Wood Products and Trading	90,858	82,587	263,739	241,831
Intersegment Eliminations	(904)	(1,914)	(8,609)	(11,359)

TOTAL SALES	$293,105	$263,853	$831,085	$869,853

OPERATING INCOME (LOSS)
Performance Fibers	$11,103	$4,960	$28,885	$33,453
Timber and Land
Timber	14,175	16,100	55,794	72,862
Land	18,592	5,572	37,928	40,757

Total Timber and Land	32,767	21,672	93,722	113,619

Wood Products and Trading	(4,985)	(1,643)	(7,425)	(8,615)
Corporate and other	(3,385)	(2,920)	(12,276)	(13,852)

TOTAL OPERATING INCOME	$35,500	$22,069	$102,906	$124,605

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

Results of Operations

Sales and Operating Income

Sales and operating income for the third quarter of 2002 of $293 million and $36 million were $29 and $13 million, respectively, above the comparable period in the prior year. The sales increase was primarily due to higher land sales and improved trading activity, partly offset by lower performance fibers and lumber prices. Operating income improved mainly due to higher land sales and lower performance fibers manufacturing costs, partly offset by weaker performance fibers and lumber prices.

Sales and operating income of $831 million and $103 million for the nine months ended September 30, 2002 were $39 million and $22 million, respectively, below the same period in the prior year. Sales decreased due to lower performance fibers volume and prices, and reduced Southeast U.S. timber volume and land sales. This was partly offset by increased lumber volume and trading activity. Operating income was lower due to weaker performance fibers prices, U.S. timber prices and Southeast U.S. timber volume, partly offset by favorable performance fibers and lumber manufacturing costs.

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

Sales for the nine months ended September 30, 2002, were $392 million, $29 million below the same period in the prior year due to lower volumes and absorbent material prices. Operating income for the nine months ended September 30, 2002, was $29 million, $5 million below the same period in the prior year due to lower absorbent materials prices, partly offset by favorable manufacturing costs.

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

Timber

Sales for the third quarter of 2002 were $36 million, $3 million below the prior year third quarter due to a 23 percent decrease in timber volume in the Northwest U.S. and a 4 percent reduction in Southeast U.S. pine prices. Operating income of $14 million for the third quarter of 2002 was $2 million below the prior year third quarter primarily due to lower U.S. timber volume and Southeast U.S. timber prices, partly offset by higher New Zealand timber prices and the favorable impact of balance sheet related foreign exchange translation. Sales of $124 million and operating income of $56 million for the nine months ended September 30, 2002,, were $23 million and $17 million below the same period in the prior year, respectively. These decreases were due to price declines in the U.S. and an 18 percent decline in Southeast U.S. timber volume, partly offset by an 11 percent increase in New Zealand timber prices.

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

Other Income / Expense

Interest expense for the third quarter of 2002 was $15 million, a decrease of $2 million from the prior year third quarter mainly due to lower debt. Interest expense for the nine months ended September 30, 2002, was $45 million compared to $54 million for the same period in the prior year due to lower debt and slightly lower rates.

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

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities from continuing operations of $204 million for the nine months ended September 30, 2002, was $11 million below the same period in the prior year, primarily due to lower income and higher working capital requirements. Cash provided by operating activities from continuing operations for the nine months ended September 30, 2002, financed almost all of the Company’s capital expenditures of $57 million, dividends of $30 million and debt payments of $125 million (net). Cash flow used for financing activities for the nine months ended September 30, 2002, was slightly less than the prior year period as a result of additional new capital from the exercise of stock options, partly offset by higher debt repayments (net) and share repurchases. The Company repurchased 70,000 of its common shares during the nine months ended September 30, 2002, for $3 million compared to 52,900 shares repurchased for $2 million in the first nine months of 2001. Cash from discontinued operations provided an additional $24 million during the first nine months of 2002 versus $3 million from the same period in the prior year. On September 30, 2002, the Company had cash investments of $35 million, an increase of $28 million from year-end. The cash investments consisted of marketable securities with maturities at date of acquisition of 90 days or less.

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

EBITDA for the third quarter of 2002 was $82 million, $20 million above the prior year third quarter. The increase was primarily due to higher land sales and lower performance fibers manufacturing costs. EBITDA for the nine months ended September 30, 2002, was $235 million, $37 million below the same period in the prior year primarily due to lower land sales, a decline in performance fibers prices and a decrease in U.S. timber volume and prices, partly offset by a reduction in performance fibers manufacturing costs.

Below is a reconciliation of Income from Continuing Operations to EBITDA for the respective periods (in millions except diluted per share amounts):

	Three months ended September 30,
	2002	Per Share	2001	Per Share
Income from Continuing Operations	$15.6	0.55	$6.0	0.22
Add: Income tax expense	6.3	0.22	0.4	0.01
Interest expense	14.5	0.53	16.7	0.60
Depreciation, depletion and amortization	41.0	1.45	38.7	1.40
Non-cash cost of land sales	4.9	0.17	0.5	0.02

EBITDA	$82.3	2.92	$62.3	2.25

	Nine months ended September 30,
	2002	Per Share	2001	Per Share
Income from Continuing Operations	$42.1	1.49	$49.6	1.80
Add: Income tax expense	16.7	0.59	22.4	0.81
Interest expense	45.4	1.61	53.8	1.95
Depreciation, depletion and amortization	122.7	4.36	137.1	4.96
Non-cash cost of land sales	8.2	0.29	8.7	0.32

EBITDA	$235.1	8.34	$271.6	9.84

Free Cash Flow for the nine months ended September 30, 2002, was $122 million, $18 million below the same period in the prior year. The decrease resulted from lower income and higher working capital requirements.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Free Cash Flow for the respective periods (in millions):

	Nine months ended September 30,
	2002	2001
Cash provided by Operating Activities of Continuing Operations	$204.0	$214.9
Custodial capital spending, net	(49.6)	(45.5)
Dividends at prior year level	(29.9)	(29.4)
Tax benefit on exercise of stock options	(2.5)	—

Free Cash Flow	$122.0	$140.0

Debt

At September 30, 2002, debt was $742 million, representing a reduction of $123 million from December 31, 2001. The debt-to-capital ratio was 50.2 percent compared with 55.0 percent at December 31, 2001, while net debt, defined as debt less cash invested, of $707 million at September 30, 2002, resulted in a net debt-to-capital ratio of 49.0 percent. Although net debt is not a measure defined by GAAP, it is provided as supplementary information relevant to analysts, investors and creditors.

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

The most restrictive long-term debt covenants in effect for Rayonier as of September 30, 2002, were as follows:

	Covenant Requirement	Actual ratio at September 30, 2002
EBITDA to consolidated interest expense should not be less than	2.50 to 1	4.82 to 1
Total debt to EBITDA should not exceed	4.00 to 1	2.58 to 1
Consolidated cash flow available for fixed charges to consolidated fixed charges should not be less than	1.65 to 1	2.25 to 1
Consolidated debt to consolidated cash flow available for fixed charges may not exceed	4.25 to 1	3.16 to 1

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

During the second quarter of 2002, the Company guaranteed five years of Crown forest timberland lease obligations estimated at $1.2 million per year in conjunction with the sale of its New Zealand East Coast operations. See Note 6 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the guarantee. No other material changes in guarantees or financial instruments such as letters of credit and surety bonds occurred during the first nine months of 2002.

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

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including changes in commodity prices, foreign exchange rates and interest rates. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading purposes.See also See Note 7 “Financial Instruments” included in the Notes to the Condensed Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to this item in the Company’s Form 10-Q/A for the quarterly period ended June 30, 2002.

ITEM 5(a). SELECTED OPERATING INFORMATION*

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	114	110	319	323
Absorbent materials, in thousands of metric tons	75	69	211	216
Production as a percent of capacity	98.3%	88.2%	98.2%	96.4%
Timber and Land
Sales volume—Timber
Northwest U.S., in millions of board feet	36	48	186	185
Southeast U.S., in thousands of short green tons	1,165	1,184	3,597	4,370
New Zealand, in thousands of metric tons **	243	213	532	551
Timber sales volume—Intercompany
Northwest U.S., in millions of board feet	2	9	36	44
Southeast U.S., in thousands of short green tons	13	2	21	32
New Zealand, in thousands of metric tons **	16	9	39	34
Acres sold	14,657	2,678	37,552	60,951
Wood Products and Trading
Lumber sales volume, in millions of board feet	87	79	252	199
Medium-density fiberboard sales volume, in thousands of cubic meters	40	37	117	113
Log trading sales volume
North America, in millions of board feet	32	42	91	128
New Zealand, in thousands of metric tons	91	55	251	217
Other, in thousands of cubic meters	46	31	250	263

*	Prior period amounts were reclassified to reflect the New Zealand East Coast operations as discontinued operations.
**	2001 volume restated from cubic meters to metric tons.

ITEM 5 (a). SELECTED OPERATING DATA * (millions of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Geographical Data (Non-U.S.)
Sales
New Zealand	$20.2	$17.5	$57.5	$50.9
Other	8.5	5.0	33.3	30.2

Total	$28.7	$22.5	$90.8	$81.1

Operating income (loss)
New Zealand	$2.0	$1.3	$3.9	$1.4
Other	0.1	(0.8)	(0.9)	(1.6)

Total	$2.1	$0.5	$3.0	$(0.2)

Timber and Land
Sales
Northwest U.S.	$9.7	$11.3	$48.3	$49.5
Southeast U.S.	48.1	28.4	116.7	152.3
New Zealand	6.3	6.7	18.5	16.0

Total	$64.1	$46.4	$183.5	$217.8

Operating income (loss)
Northwest U.S.	$4.8	$6.7	$33.2	$35.5
Southeast U.S.	23.7	12.4	56.9	72.3
New Zealand	4.3	2.6	3.6	5.8

Total	$32.8	$21.7	$93.7	$113.6

EBITDA per Share
Performance Fibers	$1.05	$0.87	$3.03	$3.34
Timber and Land	2.02	1.38	5.60	6.94
Wood Products and Trading	(0.03)	0.08	0.15	0.08
Corporate and other	(0.12)	(0.08)	(0.44)	(0.52)

Total	$2.92	$2.25	$8.34	$9.84

*	Prior period amounts were reclassified to reflect the New Zealand East Coast operations as discontinued operations.

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