Form 10-Q
period 2003-03-31
RAYONIER INC
filed 2003-05-09
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

As of April 30, 2003 there were outstanding 27,823,113 Common Shares of the Registrant.

RAYONIER INC.
FORM 10-Q
MARCH 31, 2003

i

PART 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Thousands of dollars, except per share data)

	Three Months Ended March 31,

	2003	2002

SALES	$265,938	$268,704

Costs and Expenses
Cost of sales	238,253	229,037
Selling and general expenses	10,043	11,455
Other operating (income) expense, net	(1,604)	570

	246,692	241,062

OPERATING INCOME	19,246	27,642
Interest expense	(12,386)	(15,473)
Interest and miscellaneous income (expense), net	1,048	376

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	7,908	12,545
Income tax benefit (expense)	328	(3,568)

INCOME FROM CONTINUING OPERATIONS	8,236	8,977
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE OF $366	—	424

NET INCOME	8,236	9,401
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (loss) gain on hedged transactions, net of income tax (benefit) expense of $(25) and $202	(45)	345

COMPREHENSIVE INCOME	$8,191	$9,746

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE
Continuing operations	$0.30	$0.33
Discontinued operations	—	0.01

Net income	$0.30	$0.34

DILUTED EARNINGS PER SHARE
Continuing operations	$0.29	$0.32
Discontinued operations	—	0.01

Net income	$0.29	$0.33

See Notes to Condensed Consolidated Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of dollars)

	March 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,410	$18,924
Accounts receivable, less allowance for doubtful accounts of $2,588 and $2,665	100,365	97,927
Inventory
Finished Goods	61,744	63,309
Work in process	7,115	7,303
Raw materials	5,682	6,564
Manufacturing and maintenance supplies	6,903	7,895

Total inventory	81,444	85,071
Timber purchase agreements	12,674	10,784
Other current assets	16,626	16,139

Total current assets	215,519	228,845

TIMBER PURCHASE AGREEMENTS	2,813	2,813
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,009,057	1,023,243
PROPERTY, PLANT AND EQUIPMENT
Land	20,321	19,847
Buildings	111,968	112,074
Machinery and equipment	1,262,551	1,255,406

Total property, plant and equipment	1,394,840	1,387,327
Less - accumulated depreciation	865,811	846,289

	529,029	541,038

OTHER ASSETS	90,526	91,257

	$1,846,944	$1,887,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$64,478	$66,770
Bank loans and current maturities of long-term debt	8,520	3,520
Accrued taxes	22,256	29,994
Accrued payroll and benefits	13,805	18,399
Accrued interest	18,378	8,314
Accrued customer incentives	6,446	11,121
Other current liabilities	15,197	17,734
Current reserves for dispositions and discontinued operations	14,253	15,902

Total current liabilities	163,333	171,754

DEFERRED INCOME TAXES	119,167	110,160
LONG-TERM DEBT	618,948	649,628
NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	146,016	146,295
OTHER NON-CURRENT LIABILITIES	90,800	99,647
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Shares, 60,000,000 shares authorized, 27,805,314 and 27,719,409 shares issued and outstanding	77,399	76,613
Retained earnings	662,264	664,037
Accumulated other comprehensive income (loss)	(30,983)	(30,938)

	708,680	709,712

	$1,846,944	$1,887,196

See Notes to Condensed Consolidated Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of dollars)

	Three Months Ended March 31,

	2003	2002

OPERATING ACTIVITIES
Income from continuing operations	$8,236	$8,977
Non-cash items included in income from continuing operations:
Depreciation, depletion and amortization	41,570	43,224
Non-cash cost of land sales	2,963	2,700
Deferred income tax (benefit) expense	(766)	276
Increase in accounts receivable	(2,438)	(2,108)
Decrease in inventory	3,444	3,355
Decrease in accounts payable	(2,292)	(7,626)
Increase in current timber purchase agreements and other current assets	(2,447)	(1,681)
(Decrease) increase in accrued liabilities	(266)	10,984
(Decrease) increase in other non-current liabilities	(7,608)	2,478
Decrease in timber purchase agreements and other assets	860	2,969
Expenditures for dispositions and discontinued operations	(1,928)	(1,836)

CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	39,328	61,712

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements of $51 and $762	(18,192)	(15,972)

CASH USED FOR INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(18,192)	(15,972)

FINANCING ACTIVITIES
Issuance of debt	43,000	9,500
Repayment of debt	(68,772)	(45,272)
Dividends paid	(9,998)	(9,940)
Issuance of Common Shares	120	8,392

CASH USED FOR FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(35,650)	(37,320)

CASH PROVIDED BY DISCONTINUED OPERATIONS	—	459

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(14,514)	8,879
Balance, beginning of year	18,924	14,123

Balance, end of period	$4,410	$23,002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$1,670	$2,719

Income taxes	$10	$2,604

See Notes to Condensed Consolidated Financial Statements

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (Rayonier or the Company), reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  There are risks inherent in estimating, and therefore, actual results could differ from those estimates.  For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2002 Annual Report on Form 10-K.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the cost of any legal obligation for the retirement of a tangible long-lived asset in the period in which it is incurred.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company adopted the standard effective January 1, 2003, and as anticipated, it did not have a material impact on the Company’s financial condition, results of operations or cash flows.  As a result, specific disclosures relating to asset retirement obligations are not required.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that it acquired on or before January 31, 2003.  The Company will adopt this Interpretation as of July 1, 2003.  The Company believes it does not have any unconsolidated variable interests that constitute a majority variable interest requiring consolidation, and as a result, there will be no impact on its financial condition, results of operations or cash flows upon adoption.

Reclassifications

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2.	INCENTIVE STOCK PLANS

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

Pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table provides a reconciliation for the three months ended March 31, 2003 and 2002 that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123 net of related income tax effects, and shows the reported and pro forma earnings per share amounts.  For additional information on the incentive stock plans see Note 18-Incentive Stock Plans in the Company’s 2002 Annual Report on Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise stated)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net income, as reported	$8,236	$9,401
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	1,136	1,869
Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,315)	(1,521)

Pro forma net income	$8,057	$9,749

Earnings per share:
Basic, as reported	$0.30	$0.34
Basic, pro forma	$0.29	$0.35
Diluted, as reported	$0.29	$0.33
Diluted, pro forma	$0.29	$0.35

3.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share(share and earnings per share amounts actual):

	Three Months Ended March 31,

	2003	2002

Income from continuing operations	$8,236	$8,977
Income from discontinued operations	—	424

Net income	$8,236	$9,401

Shares used for determining basic earnings per common share	27,780,859	27,526,125
Dilutive effect of:
Stock options	125,300	309,708
Contingent shares	229,500	250,000

Shares used for determining diluted earnings per common share	28,135,659	28,085,833

Basic earnings per common share
Continuing operations	$0.30	$0.33
Discontinued operations	—	0.01

Net income	$0.30	$0.34

Diluted earnings per common share
Continuing operations	$0.29	$0.32
Discontinued operations	—	0.01

Net income	$0.29	$0.33

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise stated)

4.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the three months ended March 31, 2003, and the year ended December 31, 2002, follows (share and per share amounts actual):

	Common Shares		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Shareholders’ Equity

	Shares	Amount

Balance, January 1, 2002	27,345,395	$59,721	$(702)	$649,775	$708,794
Net income		—	—	54,172	54,172
Dividends paid ($1.44 per share)		—	—	(39,910)	(39,910)
Issuance of shares under incentive stock plans	444,014	17,566	—	—	17,566
Repurchase of common shares	(70,000)	(3,144)	—	—	(3,144)
Unrealized gain on hedged transactions		—	697	—	697
Minimum pension liability adjustments		—	(30,933)	—	(30,933)
Tax benefit on exercise of stock options		2,470	—	—	2,470

Balance, December 31, 2002	27,719,409	$76,613	$(30,938)	$664,037	$709,712
Net income		$—	$—	$8,236	$8,236
Dividends paid ($0.36 per share)		—	—	(10,009)	(10,009)
Issuance of shares under incentive stock plans	85,905	771	—	—	771
Unrealized gain (loss) on hedged transactions		—	(45)	—	(45)
Tax benefit on exercise of stock options		15	—	—	15

Balance, March 31, 2003	27,805,314	$77,399	$(30,983)	$662,264	$708,680

5.	SEGMENT INFORMATION

Rayonier operates in three reportable segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Performance Fibers, Timber and Land, and Wood Products.  The Company’s remaining operations are combined and reported in a category called “Other Operations” as permitted by SFAS No. 131.

Total assets, sales, and operating income by segment including corporate and dispositions were as follows:

ASSETS	As of March 31, 2003	As of December 31, 2002

Performance Fibers	$537,613	$548,426
Timber and Land	1,087,448	1,107,467
Wood Products	130,760	130,392
Other Operations	43,557	45,940
Corporate	41,948	42,411
Dispositions	5,618	12,560

Total	$1,846,944	$1,887,196

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,

	2003	2002

SALES
Performance Fibers	$128,490	$129,291
Timber and Land	61,223	61,390
Wood Products	29,980	34,040
Other Operations	46,578	47,593
Intersegment Eliminations	(333)	(3,610)

TOTAL SALES	$265,938	$268,704

OPERATING INCOME (LOSS)
Performance Fibers	$(1,241)	$6,831
Timber and Land	25,792	29,312
Wood Products	(3,238)	(833)
Other Operations	(4)	(1,594)
Corporate and other	(2,063)	(6,074)

TOTAL OPERATING INCOME	$19,246	$27,642

Operating income (loss) as stated in the preceding tables and as presented in the Condensed Consolidated Statements of Income and Comprehensive Income is equal to Segment income (loss).  The income (loss) items below “Operating income” in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments.  These items, which include interest (expense) income, miscellaneous income (expense) and income tax (expense) are not considered by Company management to be part of segment operations.

6.	DISCONTINUED OPERATIONS

During the second quarter of 2002, the Company sold its New Zealand East Coast timber operations and associated assets for $64.4 million.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the sale and results of operations were recorded as discontinued operations.  The Company recorded after-tax income of $0.4 million from discontinued operations in the first three months of 2002.  Cash flow for the three months ended March 31, 2002 from the operation was $0.5 million.  The sale of New Zealand’s East Coast timber operations did not impact the three months ended March 31, 2003.  The Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statements of Cash Flows and related Notes for the three months ended March 31, 2002 have been reclassified to present the East Coast operations as a discontinued operation.  The East Coast operations and associated assets were previously reported in the Company’s Timber and Land segment and in the Other Operations category.

Operating results of the discontinued operations are summarized below:

Three Months Ended March 31, 2002

Net sales	$7,563
Operating income	790
Net income from discontinued operations	424

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

A provision in the Company’s original agreement to purchase the East Coast property from the New Zealand government requires the Company, in the event of a sale, to guarantee five years of Crown Forest license obligations, estimated at $1.6 million per year.  However, the purchaser is the primary obligor and as such, has posted a performance bond with the New Zealand government.

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

In the Company’s New Zealand timber operations and at its New Zealand medium density fiberboard (MDF) manufacturing facility, certain normal operating expenses, including salaries and wages, wood purchases, contractor and license fees, care and maintenance of timberlands and other production costs incurred in manufacturing MDF, are denominated in New Zealand dollars.  Rayonier hedges U.S./New Zealand dollar currency rate-risk with respect to these operating expenditures (cash flow hedges).

In the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2003 and 2002, gains of approximately $0.7 million and $0.1 million, respectively, were recorded on foreign currency contracts primarily reflecting realized gains on contracts that matured, plus the time value changes for outstanding contracts.  The Company had mark to market after-tax gains on foreign currency contracts of approximately $0.7 million in “Accumulated other comprehensive income (loss)” (“AOCI”) in the Condensed Consolidated Balance Sheet recorded as of March 31, 2003.  When the forecasted transactions come to fruition and are recorded, the amounts in AOCI are reclassified to the Condensed Consolidated Statements of Income and Comprehensive Income.  The Company expects to reclassify the AOCI amount into earnings during the next thirteen months.

At March 31, 2003, the Company held foreign currency forward contracts maturing through April 2004 totaling a notional value of $10.0 million.  The largest notional amount of contracts outstanding during the first three months of 2003 totaled $10.2 million.

In March 2002, the Company entered into an interest rate swap on $50 million of 6.15 percent fixed rate notes payable maturing in February 2004.  The swap converts interest payments from the fixed rate to six month LIBOR plus 2.265 percent.  The interest rate swap qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As such, the net effect from the interest rate swap is recorded as part of interest expense.  The swap agreement settles every May 15 and November 15, until maturity.  During the three months ended March 31, 2003 and 2002, this swap agreement reduced the Company’s interest expense by $0.3 million and $0.1 million, respectively.  Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in an asset of approximately $1.5 million and a corresponding increase in debt at March 31, 2003.  As of March 31, 2002, the interest rate swap agreement resulted in a liability of $0.1 million with a corresponding decrease in debt.

On April 9, 2003, the Company’s wholly owned subsidiary, Rayonier Timberlands Operating Company, L.P. (RTOC) entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007.  The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133.  As such, the net effect from the interest rate swap will be recorded as interest expense.

The Company periodically enters into commodity forward contracts to fix fuel oil costs at its Performance Fibers mills.  The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil costs.The Company does not enter into commodity forwards for trading or speculative purposes.  In February 2003, the Company entered into contracts that fixed 90,000 barrels of fuel oil at $24.90 for the second quarter of 2003 and 60,000 barrels at $22.82 for the third quarter of 2003.  This represents approximately 50 percent and 30 percent of the Company’s second and third quarter estimated fuel oil consumption, respectively.  These contracts do not qualify for hedge accounting under SFAS No. 133 and are required to be marked to market.  The market valuation on the contracts as of March 31, 2003 resulted in an increase in “Other Operating Expense” of $0.5 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.	GUARANTEES

The Company issues financial guarantees to provide credit support for some creditors in case of default and to serve as collateral for certain self-insurance programs that the Company maintains.  As of March 31, 2003, the following were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability

Standby letters of credit (1)	$76,591	$62,239
Guarantees (2)	7,954	—
Surety bonds (3)	14,187	870

Total	$98,732	$63,109

(1)  Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds.  The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements.  These letters of credit expire at various dates during 2003 and 2004 and are typically rolled over as required.

(2)  In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations, estimated at $1.6 million per year.  The buyer of the property is the primary obligor and has posted a performance bond with the New Zealand government.  If the buyer fails to pay the obligations, the Company would then have to perform under the guarantee and seek legal redress from the buyer.  This guarantee expires in 2007.

(3) The Company has issued surety bonds primarily to secure timber in the State of Washington as well as providing collateral for the Company’s workers’ compensation self-insurance program in that state.  These surety bonds expire at various dates during 2003 and 2004 and are renewed as required.

Effective January 1, 2003, and in compliance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company adopted the recognition requirements for guarantees entered into after December 31, 2002.The adoption did not have an impact on the Company’s consolidated results of operations or financial position for the three months ended March 31, 2003.

9.	CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters.  The following updates or repeats commentary included in the Company’s 2002 Annual Report filed on Form 10-K.

Legal Proceedings

The Company is involved in various legal actions, including those involving environmental matters that are discussed more fully in Note 10-Reserves for Dispositions and Discontinued Operations.  While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company’s consolidated financial position or results of operations.

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS), arising from an issue in dispute regarding the Company’s 1996 and 1997 federal tax returns, which could have resulted in an additional tax liability of $28.3 million. The Company had been discussing this issue with the IRS since 1999, and in the first quarter of 2003 accepted a proposal from the IRS (the “Settlement Initiative”) in order to expedite the resolution of the matter. Under the Settlement Initiative the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003 tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold.Final resolution of this matter is not likely to occur until after 2003.

In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western Division of Washington to recover costs allegedly incurred by EPA in 1997 to conduct an Expanded Site Investigation at the Company’s Port Angeles mill site.  The EPA currently claims approximately $3.0 million in such costs.  Rayonier is challenging the EPA’s authority to recover this type of cost, as well as the validity of the amount spent.  The Company believes

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations, and that its reserves at March 31, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges by the EPA and the Louisiana Department of Environmental Quality.  In dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites that are still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties were unable to complete the sale and the consent decree was vacated in May 2002.  As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any.  The Company believes that reserves at March 31, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

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

10.	RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include its Port Angeles, WA, mill, which was closed on February 28, 1997; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1989 and included 10 former wood processing sites; its Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition.  SWP has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes at various sites where the Company no longer operates.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

During the first quarter 2003, expenditures of $1.9 million for monitoring and remediation activities were charged to the reserves.  An analysis of activity in the reserves for dispositions and discontinued operations for the three months ended March 31, 2003 and the year ended December 31, 2002, is as follows:

	March 31, 2003	December 31, 2002

Balance, January 1	$162,197	$168,704
Expenditures charged to reserves	(1,928)	(9,241)
Additions to reserves	—	2,734

Balance, end of period	160,269	162,197
Less: Current portion	(14,253)	(15,902)

Non-current portion	$146,016	$146,295

Rayonier has identified three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as individually material and separate disclosure was presented in the Company’s 2002 Form 10-K.  There have not been any significant changes in these sites’ reserve requirements for the three months ended March 31, 2003, and therefore separate disclosure is not presented herein.  For an analysis of the reserve activity for the two years ended December 31, 2002 and a brief description of these individually material sites, see the Company’s 2002 Annual Report on Form 10-K, Note 12 to Consolidated Financial Statements.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites.  As of March 31, 2003, this amount is estimated at $7 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in laws, regulations and administrative interpretations and in environmental remediation technology.  Excluded from this estimate are two sites for which the Company is not able to determine reasonably possible additional losses.  Evaluation of these sites is in preliminary stages and sufficient data is not available to determine the extent of contamination, if any, and necessary remediation.

Rayonier currently estimates that expenditures for environmental remediation and monitoring costs for all dispositions will total approximately $14 million and $11 million in 2003 and 2004, respectively.  Such costs will be charged against Rayonier’s reserves for estimated environmental obligations, which include monitoring and remediation costs. The Company believes such reserves are sufficient for costs expected to be incurred over the next 20 to 25 years with respect to the dispositions and discontinued operations. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

As of March 31, 2003 and December 31, 2002 Rayonier had $8.0 million of receivables, net of reserves, from insurance claims included in “Other Assets.” Such receivables represent the Company’s claim for reimbursements in connection with property damage settlements relating to SWP’s discontinued wood preserving operations and the ERD.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of Rayonier’s consolidated financial statements requires the Company to make estimates, assumptions and judgements that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable.  Actual results may differ from these estimates under different conditions.  For a full description of the Company’s critical accounting policies, see the Management Discussion and Analysis in the 2002 Annual Report on Form 10-K.

Segment Information

Rayonier operates in three reportable segments:  Performance Fibers, Timber and Land, and Wood Products.  Performance Fibers includes two major product lines, Cellulose Specialties and Absorbent Materials.  The Timber and Land segment’s strategies include buying and managing timberlands, selling timber, timberland and certain high-value timberlands (known as higher and better use, “HBU” land) to be used for conservation, real estate development and large tract preservation.  For presentation purposes, the Company classifies its sales activities into Timber sales and Land sales.  Timber sales include all activities that relate to the harvesting of timber, while Land sales include the sale of all timberland tracts, including those designated as HBU.  The Wood Products segment includes lumber and MDF.  The Company’s remaining operations are combined and reported in a category called “Other Operations” as permitted by SFAS No. 131 and include the purchasing and harvesting of timber from third parties, selling logs (timber trading) and trading wood products.

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable segments and product lines were as follows (thousands of dollars):

	Three Months Ended March 31

	2003	2002

SALES
Performance Fibers
Cellulose Specialties	$87,121	90,556
Absorbent Materials	41,369	38,735

Total Performance Fibers	128,490	129,291

Timber and Land
Timber (1)	43,589	42,313
Land (1)	17,634	19,077

Total Timber and Land	61,223	61,390

Wood Products
Lumber	20,402	25,816
MDF	9,578	8,224

Total Wood Products	29,980	34,040
Other Operations	46,578	47,593
Intersegment Eliminations	(333)	(3,610)

TOTAL SALES	$265,938	$268,704

OPERATING INCOME (LOSS)
Performance Fibers	$(1,241)	$6,831
Timber and Land
Timber (1)	16,707	20,730
Land (1)	9,085	8,582

Total Timber and Land	25,792	29,312
Wood Products
Lumber	(2,559)	(562)
MDF	(679)	(271)

Total Wood Products	(3,238)	(833)
Other Operations	(4)	(1,594)
Corporate	(5,029)	(6,405)
Intersegment Elminations and Other	2,966	331

TOTAL OPERATING INCOME	$19,246	$27,642

(1) Subsequent to the Company’s original press release dated April 22, 2003, a reclassification of $2.2 million in sales and $0.3 million in operating income in the first quarter 2003 was made from the Timber product line to the Land product line.

Operating income (loss) as stated in the preceding tables and as presented in the Condensed Consolidated Statements of Income and Comprehensive Income is equal to Segment income (loss).  The income (loss) items below “Operating income” in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments.  These items, which include interest (expense) income, miscellaneous income (expense) and income tax (expense), are not considered by Company management to be part of segment operations.

Results of Operations

Sales and Operating Income

Sales and operating income for the first quarter of 2003 of $266 million and $19 million were $3 million and $8 million below the first quarter of 2002, respectively. The sales decrease was primarily due to unfavorable performance fibers sales mix, lower land sales and lower absorbent materials, U.S. timber and lumber prices.  Operating income also declined due to the lower prices as well as to higher performance fibers and MDF manufacturing costs.

Performance Fibers

Performance fibers sales for the first quarter of $128 million were comparable to first quarter of 2002, while the segment had an operating loss of  $1 million compared to operating income of $7 million.   The unfavorable operating results were due to higher manufacturing costs, an unfavorable sales mix and lower absorbent material prices, partly offset by increased cellulose specialties prices.  Manufacturing costs were unfavorable largely due to higher hardwood prices caused by a weather related shortage in supply, increased energy costs and an extended maintenance shutdown at the Fernandina mill.  Also in the first quarter, a lower volume of high value-added cellulose specialties and a higher volume of lower-priced commodity absorbent materials were sold compared to first quarter 2002.  This unfavorable sales mix resulted from higher foreign cellulose specialties sales in the first quarter of 2002 versus 2003, and from the shortage of hardwood fiber, which limited production and sales of cellulose specialties.

Cellulose Specialties

Sales of $87 million for the first quarter were $3 million below the prior year period.  While prices improved by 1 percent due to a change in product mix, volume decreased 5 percent due to the unfavorable sales mix as explained above.

Absorbent Materials

Sales of $41 million for the first quarter were $3 million above the prior year period due to an 11 percent increase in volume, partly offset by a 4 percent decline in average fluff pulp prices.  In addition to decreased fluff prices resulting from lower spot demand, the average price was further impacted by additional lower-priced paper pulp volume causing an unfavorable mix within the product line.

Timber and Land

Sales of $61 million in the first quarter were comparable to first quarter 2002, with higher timber sales offset by lower land sales.  Operating income of $26 million declined $4 million due to lower timber prices while land sales margins remained relatively constant.

Timber

Sales for the first quarter were $44 million, $1 million above the prior year period due to increased Northwest and Southeast U.S. volume of 11 percent and 10 percent, respectively, and a 62 percent increase in New Zealand timber prices due to the strengthening New Zealand dollar and improved product mix. These variances were partly offset by a 16 percent decrease in pine prices in the Southeast U.S. and a 9 percent decline in the Northwest U.S. timber prices.  In the Northwest U.S., prices declined due to generally weaker economic conditions and an increased supply of lumber from Canada despite the lumber import tariffs.  Although wet weather conditions in the Southeast U.S. resulted in poor availability of sawlogs and hardwood pulpwood, higher delivered prices to the customer were offset by higher logging and transportation costs resulting in no price changes at the forest level.  Pine pulpwood continued to be plentiful resulting in average prices declining.  Operating income of $17 million for the first quarter of 2003 was $4 million below the prior year period primarily due to lower U.S. timber prices and an unfavorable impact of balance sheet related foreign exchange translation partly offset by higher New Zealand timber prices.

Land

Sales for the first quarter of $18 million were $1 million below first quarter of 2002 while operating income of $9 million was comparable due to a first quarter 2002 New Zealand sale that resulted in a loss.

Wood Products

Sales for the first quarter were $30 million, $4 million below first quarter 2002, primarily due to lower lumber volume and prices partly offset by higher MDF volume.  An operating loss of $3 million was $2 million unfavorable to first quarter 2002 primarily due to higher MDF manufacturing costs (affected by the New Zealand/U.S. dollar exchange rate) and lower lumber prices.

Other Operations

Sales for the first quarter were $47 million, $1 million below first quarter 2002, with break-even operating income which represented an improvement of $2 million primarily due to higher log trading margins partly offset by lower wood products trading margins.

Corporate

Corporate expenses of $5 million in the first quarter were $1 million below first quarter 2002 principally due to lower incentive compensation expenses.

Intersegment Eliminations and Other

Income of $3 million in the first quarter was $2 million above first quarter 2002 due to positive balance sheet related foreign exchange translation and lower intersegment eliminations.

Other Income / Expense

Interest expense for the first quarter of 2003 was $12 million, a decrease of $3 million from the prior year period mainly due to lower debt.  Interest and miscellaneous income of $1 million was $0.7 million higher than first quarter 2002 primarily due to $0.8 million of interest income relating to settlement of pre-1994 tax audit issues.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the first three months ended March 31 (dollars in millions):

	2003	%	2002	%

Income tax provision from continuing operations at U.S. statutory rate	$2.8	35.0	$4.4	35.0
State and local taxes, net of federal benefit	0.1	0.7	0.1	0.8
Foreign operations	(0.6)	(7.9)	(0.6)	(4.9)
Tax benefit on foreign sales	(0.1)	(1.2)	(0.5)	(3.5)
Permanent differences	(0.1)	(1.0)	0.1	0.5
Tax benefit from audit negotiations	(2.3)	(29.4)	—	—
Research and development tax credits and other, net	(0.1)	(0.4)	0.1	0.5

Income tax (benefit) provision from continuing operations as reported	$(0.3)	(4.2)	$3.6	28.4

The effective tax rate for the first quarter of 2003 was (4.2) percent compared to 28.4 percent for the prior year first quarter, mainly due to the benefits arising from tax audit negotiations and foreign operations.  See also Note 9-Contingencies for additional information relating to the tax audit negotiations.

Income from Continuing Operations

Income from continuing operations for the first quarter of 2003 was $8.2 million, or $0.29 per diluted common share, compared to $9 million, or $0.32 per diluted common share, for the prior year first quarter.  The decrease is primarily due to higher performance fibers’ hardwood and energy costs and lower Southeast U.S. timber and lumber prices, partially offset by lower interest expense.

Income (loss) from Discontinued Operations

The Company did not have any discontinued operations income or loss for the three months ended March 31, 2003.  Income from discontinued operations for the quarter ended March 31, 2002 was $0.4 million or $0.01 per share.

Other Items

The Company expects second quarter 2003 reported earnings to be significantly higher than first quarter primarily due to the April 14, 2003 closing of the $40 million Matanzas Marsh land sale.  Stronger results are also expected from Performance Fibers due to improved product mix, volume and absorbent materials prices, while U.S. timber volume is expected to be lower.

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities from continuing operations of $39 million for the three months ended March 31, 2003, was $22 million below the same period in the prior year, primarily due to lower operating income, higher working capital requirements and a $10 million pension fund contribution.  Cash provided by operating activities from continuing operations and existing cash investments at the beginning of the quarter financed capital expenditures of $18 million, dividends of $10 million and debt reduction of $26 million.  Cash flow used for financing activities for the three months ended March 31, 2003 was slightly less than the prior year period due to lower net debt repayments partly offset by lower employee stock options exercised.  The Company did not repurchase any of its common shares during the first three months of 2003 or 2002.  The Company did not have any cash investments at March 31, 2003, but had $21million of cash investments as of March 31, 2002, consisting of marketable securities with maturities at date of acquisition of 90 days or less.

In April 2003, the Company made payments totaling $16 million to the Internal Revenue Service (“IRS”) in anticipation of settling prior year tax audits. Included in the payments was $11 million of tax and $5 million of interest.    In January 2003, the Company contributed $10 million to its pension plans; there are no material pension contributions required for the remainder of 2003.  The Company continues to anticipate a potential increase of $5 million in environmental spending for 2003 versus 2002.

The discussion below is presented to enhance the reader’s understanding of Rayonier’s ability to generate cash, its liquidity and its ability to satisfy rating agency and creditor requirements.  This information includes two measures of financial results: Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), and Free Cash Flow.  These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Free Cash Flow is not intended to conflict with or change any of the GAAP disclosures.  Management considers these measures to be important  to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources.  In addition, analysts, investors and creditors use these measures when analyzing the financial condition and cash generating ability of the Company.  EBITDA and Free Cash Flow as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA is defined as earnings from continuing operations before interest expense, income taxes, depreciation, depletion, amortization and the non-cash cost of land sales.  EBITDA is a non-GAAP measure of gross cash generating capacity of the Company.  EBITDA of $65 million was $9 million below the prior year first quarter primarily due to lower operating income.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to EBITDA for the respective periods (in millions except diluted per share amounts:

	Three months ended March 31,

	2003	2002

Cash Provided by Operating Activities of Continuing Operations	$39.3	$61.7
Income tax (benefit) expense	(0.3)	3.6
Interest expense	12.4	15.5
Working capital increase (decrease)	5.6	(3.0)
Other balance sheet changes	7.8	(3.9)

EBITDA	$64.8	$73.9

EBITDA per share	$2.31	$2.63

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

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Free Cash Flow for the respective periods (in millions):

	Three months ended March 31,

	2003	2002

Cash provided by Operating Activities of
Continuing Operations	$39.3	$61.7
Custodial capital spending, net	(16.0)	(14.9)
Dividends at prior year level	(10.0)	(9.9)
Tax benefit on exercise of stock options	—	(1.3)

Free Cash Flow	$13.3	$35.6

Free Cash Flow for the three months ended March 31, 2003, was $13 million, $22 million below the prior year period.  The decrease resulted from higher working capital requirements, a $10 million pension contribution and lower operating earnings.

Debt

At March 31, 2003 debt was $627 million, representing a reduction of $26 million from December 31, 2002.  The debt-to-capital ratio was 47.0 percent compared with 48.0 percent at December 31, 2002.  Net debt, defined as debt less cash invested and intended for future debt reduction, is an additional non-GAAP measure that management uses as an indication of anticipated debt levels.  Net debt at March 31, 2003, was also $627 million as there were no cash investments.  Net debt at December 31, 2002 of $639 million was net of cash invested of $14 million.

Rayonier has a revolving credit agreement with a group of banks that provide the Company with unsecured credit facilities totaling $170 million.  The revolving credit facilities are used for direct borrowings and in the past, as credit support for a commercial paper program.  As of March 31, 2003, the Company had $170 million of available borrowings under its facility, which expires in November 2004.  In addition, in connection with the financing of the Smurfit timberland acquisition, Rayonier Timberlands Operating Company, L.P. (RTOC), a wholly owned subsidiary of Rayonier, entered into an agreement with a group of banks that provided RTOC with revolving credit facilities totaling $75 million and a term loan of $200 million.  The balance of the term loan of $30 million at December 31, 2002 was paid off during the first quarter of 2003.  RTOC had $75 million of available borrowings as of March 31, 2003 under the revolving credit portion which expires in October 2004.

In conjunction with the Company’s long-term debt, certain covenant restrictions are required based on the ratios of EBITDA to interest expense and total debt to EBITDA.  In addition, there are covenant requirements in effect for RTOC on the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges and on the ratio of consolidated debt to consolidated cash flow available for fixed charges.  The covenants listed below are calculated on a trailing 12-month basis.

The most restrictive long-term debt covenants in effect for Rayonier as of March 31, 2003, are as follows:

	Covenant Requirement	Actual ratio at March 31, 2003	Favorable (Unfavorable)

EBITDA to consolidated interest expense should not be less than	2.50 to 1	5.14 to 1	2.64
Total debt to EBITDA should not exceed	4.00 to 1	2.05 to 1	1.95
RTOC consolidated cash flow available for fixed charges to RTOC consolidated fixed charges should not be less than	1.65 to 1	2.41 to 1	0.76
RTOC consolidated debt to RTOC consolidated cash flow available for fixed charges may not exceed	4.25 to 1	2.84 to 1	1.41

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

During the second quarter of 2002, the Company guaranteed five years of Crown forest timberland lease obligations estimated at $1.6 million per year in conjunction with the sale of its New Zealand East Coast operations.  See Note 6-Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the guarantee.  No material changes in guarantees or financial instruments such as letters of credit and surety bonds occurred during the first three months of 2003.

New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that it acquired on or before January 31, 2003.  The Company will adopt this Interpretation as of July 1, 2003.  The Company believes it does not have any unconsolidated variable interests that constitute a majority variable interest requiring consolidation, and as a result, there will be no impact on its financial condition, results of operations or cash flows upon adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including changes in interest rates, foreign exchange rates and commodity prices.  The Company’s objective is to minimize the economic impact of these market risks.  Derivatives are used in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures.  The Company does not enter into financial instruments for trading or speculative purposes.  See Note 7-Financial Instruments included in the Notes to the Condensed Consolidated Financial Statements.

The fair market value of the Company’s long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity.  Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost effectively place the debt.  These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts.  At March 31, 2003, the Company had one interest rate swap agreement maturing in 2004 that resulted in an asset with a fair market value of $1.5 million.  Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

On April 9, 2003, RTOC entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007.  The swap converts interest payments from fixed rates to floating rates and qualifies as a fair value hedge under SFAS No. 133.  As such, the net effect from the interest rate swap will be recorded as interest expense.

Most of Rayonier’s revenues and expenses are U.S. dollar-denominated.  However, the Company does have some risk within its New Zealand operation related to foreign currency pricing and costs and periodically enters into foreign currency forward contracts to hedge the risks of foreign currency fluctuations.  At March 31, 2003, the Company held foreign currency contracts maturing through April 2004 totaling $10 million.  The fair value of outstanding foreign currency contracts at March 31, 2003 was an asset of approximately $1.1 million.  Market risk resulting from a hypothetical 4-cent change in the New Zealand dollar/U.S. dollar exchange rate on the outstanding foreign currency contracts amounts to an approximate change of $0.7 million in pre-tax income/loss.

The Company periodically enters into commodity forward contracts to fix certain fuel oil costs.  The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil costs.   The Company does not enter into commodity forwards for trading or speculative purposes.  In February 2003, the Company entered into contracts that fixed 90,000 barrels of fuel oil at $24.90 for the second quarter of 2003 and 60,000 barrels at $22.82 for the third quarter of 2003.  This represents approximately 50 percent and 30 percent of the Company’s second and third quarter estimated fuel oil consumption, respectively.  These contracts do not qualify for hedge accounting under SFAS No. 133 and are marked to market.  The market valuation on the contracts as of March 31, 2003 resulted in an increase in “Other Operating Expense” of $0.5 million.

For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2002 Annual Report on Form 10-K.

Safe Harbor

Comments about market trends, anticipated earnings, expected pricing and volume levels, projected capital spending levels (including the expected costs of compliance with environmental regulations), sufficiency of reserves, availability of tax deductions and the ultimate effect of legal actions (including those involving environmental matters) are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements:  changes in global market trends and world events; interest rate and currency movements; changes in capital markets and the resulting impact on returns on the Company’s pension plan assets and certain stock-based incentive plans; fluctuations in demand for cellulose specialties, absorbent materials, timber and wood products; adverse weather conditions; changes in production costs for wood products and performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions; and implementation or revision of governmental policies and regulations affecting the environment, import and export controls and taxes.  For additional factors that could impact future results, please see the Company’s 2002 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

Item 4.  Controls and Procedures

On May 8, 2003, the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures.  Based on such evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures are well designed and effective in seeing that material information regarding the Company is promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner.  The Company’s disclosure committee met with the Chief Executive Office and the Chief Financial Officer again on May 9, 2003 to finalize disclosure in this Form 10-Q.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS), arising from an issue in dispute regarding the Company’s 1996 and 1997 federal tax returns, which could have resulted in an additional tax liability of $28.3 million. The Company had been discussing this issue with the IRS since 1999 and in the first quarter of 2003, it accepted a proposal from the IRS (the “Settlement Initiative”) in order to expedite the resolution of the matter. Under the Settlement Initiative the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003 tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold.    Final resolution of this matter is not likely to occur until after 2003.  In April 2003, the Company made pre-payments to the IRS totaling $16 million, $11 million in tax and $5 million in interest, in anticipation of audit settlements pertaining to this issue.

In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western Division of Washington to recover costs allegedly incurred by EPA in 1997 to conduct an Expanded Site Investigation at the Company’s Port Angeles mill site.  The EPA currently claims approximately $3.0 million in such costs.  Rayonier is challenging the EPA’s authority to recover this type of cost, as well as the validity of the amount spent.  The Company believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations and that its reserves at March 31, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

Item 5(a).  Selected Supplemental Financial Data*

	Three Months Ended

	March 31, 2003	March 31, 2002

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	99	104
Absorbent materials, in thousands of metric tons	78	70
Production as a percent of capacity	97.7%	96.3%
Timber and Land
Sales volume - Timber
Northwest U.S., in millions of board feet	77	70
Southeast U.S., in thousands of short green tons (1)	1,194	1,241
New Zealand, in thousands of metric tons	111	121
Timber sales volume -
Intercompany
Northwest U.S., in millions of board feet	—	15
Southeast U.S., in thousands of short green tons	3	5
New Zealand, in thousands of metric tons	19	13
Acres sold	19,708	18,900
Wood Products
Lumber sales volume, in millions of board feet	71	79
Medium-density fiberboard sales volume, in thousands of cubic meters	41	36

* Prior period amounts were reclassified to reflect the New Zealand East Coast operations as discontinued operations

(1)

Subsequent to the Company’s original press release dated April 22, 2003, a reclassification was recorded from the Timber product line to the Land product line, resulting in a reduction in 2003 timber sales volume previously recorded.

Item 5(a).  Selected Supplemental Financial Data* (millions of dollars)

	Three Months Ended

	March 31, 2003	March 31, 2002

Geographical Data (Non-U.S.)
Sales
New Zealand	$18.5	$19.8
Other	4.6	13.3

Total	$23.1	$33.1

Operating income (loss)
New Zealand	$1.5	$(0.6)
Other	(0.4)	(1.4)

Total	$1.1	$(2.0)

Timber
Sales
Northwest U.S.	$20.3	$17.3
Southeast U.S. (1)	19.4	22.7
New Zealand	3.9	2.3

Total	$43.6	$42.3

Operating income (loss)
Northwest U.S.	$12.6	$12.9
Southeast U.S. (1)	4.2	7.8
New Zealand	(0.1)	—

Total	$16.7	$20.7

EBITDA
Performance Fibers	$17.5	$25.1
Timber and Land	48.5	53.6
Wood Products	(0.3)	2.3
Other Operations	0.2	(1.1)
Corporate and other	(1.1)	(6.0)

Total	$64.8	$73.9

* Prior period amounts were reclassified to reflect the New Zealand East Coast operations as discontinued operations

(1)

Subsequent to the Company’s original press release dated April 22, 2003, a reclassification of $2.2 million in sales and $0.3 million in operating income in the first quarter 2003 was made from the Timber product line to the Land product line.

Item 5(b).  Other Information

(b)	Approval of Non-Audit Services To Be Performed By Independent Auditors

At the Audit Committee’s regularly scheduled February meeting, the Committee approved non-audit services to be provided by Deloitte & Touche, independent auditors, covering compliance reviews of foreign entities non-income tax requirements in the aggregate amount of $9,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)	See Exhibit Index

b)	Reports on Form 8-K:

	1)	Rayonier filed a report on Form 8-K dated February 28, 2003 to announce the Company’s plans to invest $25 million to upgrade the Jesup, GA, Performance Fibers mill.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:
/s/ HANS E. VANDEN NOORT

Hans E. Vanden Noort Vice President and Corporate Controller

May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ GERALD J. POLLACK

Gerald J. Pollack Senior Vice President and Chief Financial Officer, Rayonier Inc.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

2	Plan of acquisition, reorganization,arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	No amendments

3.2	By-laws	No amendments

4	Instruments defining the rights of security holders, including indentures

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