Form 10-Q
period 2003-06-30
RAYONIER INC
filed 2003-08-14
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES ☒     NO ☐

As of August 1, 2003 there were outstanding 41,914,901 Common Shares of the Registrant.

RAYONIER INC.

FORM 10-Q

JUNE 30, 2003

i

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
SALES	$295,867	$269,276	$561,805	$537,980

Costs and Expenses
Cost of sales	231,350	220,513	469,603	449,551
Selling and general expenses	12,968	10,361	23,011	21,816
Other operating (income) expense, net	(2,400)	(1,363)	(4,004)	(793)

	241,918	229,511	488,610	470,574

OPERATING INCOME	53,949	39,765	73,195	67,406
Interest expense	(12,412)	(15,344)	(24,798)	(30,817)
Interest and miscellaneous income (expense), net	443	(45)	1,491	331

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41,980	24,376	49,888	36,920
Provision for income taxes	(10,308)	(6,783)	(9,980)	(10,350)

INCOME FROM CONTINUING OPERATIONS	31,672	17,593	39,908	26,570

DISCONTINUED OPERATIONS
Loss on sale of discontinued operations, net of income tax expense of $3,260	—	(1,743)	—	(1,743)
Income from discontinued operations, net of income tax expense of $373 and $739	—	392	—	816

LOSS FROM DISCONTINUED OPERATIONS	—	(1,351)	—	(927)

NET INCOME	31,672	16,242	39,908	25,643

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on hedged transactions, net of income tax expense (benefit) of $14, $280, $(10) and $474	27	497	(18)	843

COMPREHENSIVE INCOME	$31,699	$16,739	$39,890	$26,486

EARNINGS PER COMMON SHARE

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.76	$0.42	$0.96	$0.64
Discontinued operations	—	(0.03)	—	(0.02)

Net income	$0.76	$0.39	$0.96	$0.62

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.74	$0.41	$0.94	$0.62
Discontinued operations	—	(0.03)	—	(0.02)

Net income	$0.74	$0.38	$0.94	$0.60

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands of dollars)

ASSETS

	June 30, 2003	December 31, 2002
CURRENT ASSETS
Cash and cash equivalents	$46,988	$18,924
Accounts receivable, less allowance for doubtful accounts of $2,575 and $2,665	94,425	97,927
Inventory
Finished Goods	65,002	63,309
Work in process	7,456	7,303
Raw materials	5,896	6,564
Manufacturing and maintenance supplies	7,304	7,895

Total inventory	85,658	85,071
Timber purchase agreements	11,391	10,784
Other current assets	17,068	16,139

Total current assets	255,530	228,845

TIMBER PURCHASE AGREEMENTS	2,812	2,813

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	998,532	1,023,243
PROPERTY, PLANT AND EQUIPMENT
Land	17,435	19,847
Buildings	114,224	112,074
Machinery and equipment	1,267,869	1,255,406

Total property, plant and equipment	1,399,528	1,387,327
Less—accumulated depreciation	885,259	846,289

	514,269	541,038

OTHER ASSETS	88,164	91,257

	$1,859,307	$1,887,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$59,928	$66,770
Bank loans and current maturities of long-term debt	3,520	3,520
Accrued taxes	13,024	29,994
Accrued payroll and benefits	15,056	18,399
Accrued interest	4,190	8,314
Accrued customer incentives	7,775	11,121
Other current liabilities	18,820	17,734
Current reserves for dispositions and discontinued operations	13,316	15,902

Total current liabilities	135,629	171,754

DEFERRED INCOME TAXES	130,177	110,160
LONG-TERM DEBT	618,679	649,628
NON-CURRENT RESERVES FOR DISPOSITIONS AND
DISCONTINUED OPERATIONS	144,646	146,295
OTHER NON-CURRENT LIABILITIES	94,296	99,647
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Shares, 60,000,000 shares authorized, 41,910,846 and 41,575,794 shares issued and outstanding	84,207	76,613
Retained earnings	682,629	664,037
Accumulated other comprehensive income (loss)	(30,956)	(30,938)

	735,880	709,712

	$1,859,307	$1,887,196

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Income from continuing operations	$39,908	$26,570
Non-cash items included in income from continuing operations:
Depreciation, depletion and amortization	80,922	81,775
Non-cash cost basis of land sold	4,591	3,273
Deferred income tax provision	7,899	1,748
Decrease in accounts receivable	3,502	68
(Increase) in inventory	(1,699)	(9,649)
(Decrease) increase in accounts payable	(6,842)	1,026
(Increase) decrease in current timber purchase agreements and other current assets	(124)	2,626
(Decrease) increase in accrued liabilities	(15,235)	20,229
(Decrease) increase in other non-current liabilities	(3,399)	3,640
Decrease in timber purchase agreements and other assets	3,509	2,715
Expenditures for dispositions and discontinued operations	(4,235)	(3,565)

CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	108,797	130,456

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements of $536 and $1,205	(32,740)	(33,597)

CASH USED FOR INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(32,740)	(33,597)

FINANCING ACTIVITIES
Issuance of debt	42,500	41,110
Repayment of debt	(74,045)	(124,855)
Dividends paid	(21,291)	(19,937)
Cash paid in lieu of fractional shares	(173)	—
Repurchase of common shares	—	(1,146)
Issuance of common shares	5,016	13,640

CASH USED FOR FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(47,993)	(91,188)

CASH PROVIDED BY DISCONTINUED OPERATIONS	—	18,897

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	28,064	24,568
Balance, beginning of year	18,924	14,123

Balance, end of period	$46,988	$38,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$27,873	$9,707

Income taxes	$10,342	$8,253

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of East Coast New Zealand operations	$—	$52,500

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Thousands of dollars unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (Rayonier or the Company) reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating, and therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2002 Annual Report on Form 10-K.

New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It also applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that it acquired on or before January 31, 2003. The Company adopted this Interpretation on July 1, 2003. The Company does not have any unconsolidated variable interests that constitute a majority variable interest requiring consolidation, and as a result, there was no impact on the Company’s financial condition, results of operations or cash flows upon adoption.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the Board as part of the Derivatives Implementation Group process and to incorporate clarifications of the definitions of a derivative. SFAS No. 149 is effective for contracts modified or entered into after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company adopted the standard, which is not expected to have any impact on the Company’s financial condition, results of operations or cash flows, effective July 1, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments with characteristics outlined in the statement. The Company adopted the standard, which is not expected to have any impact on the Company’s financial condition, results of operations or cash flows, effective July 1, 2003.

Reclassifications

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2.	INCENTIVE STOCK PLANS

The Company accounts for stock-based compensation utilizing the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Thousands of dollars unless otherwise stated)

Pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the following table provides a reconciliation for the three and six months ended June 30, 2003 and 2002 that adds back to reported net income the recorded expense under APB No. 25 (net of related income tax effects), deducts the total fair value expense under SFAS No. 123, Accounting for Stock-Based Compensation, (net of related income tax effects), and shows the reported and pro forma earnings per share amounts. For additional information on the Company’s incentive stock plans, see Note 18—Incentive Stock Plans in the Company’s 2002 Annual Report on Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$31,672	$16,242	$39,908	$25,643
Total stock-based employee compensation cost included in the determination of net income, net of related tax benefit	1,041	205	2,177	2,074
Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax benefit	(1,314)	(1,520)	(2,629)	(3,041)

Pro forma net income	$31,399	$14,927	$39,456	$24,676

Earnings per share:
Basic, as reported	$0.76	$0.39	$0.96	$0.62
Basic, pro forma	$0.75	$0.36	$0.95	$0.60
Diluted, as reported	$0.74	$0.38	$0.94	$0.60
Diluted, pro forma	$0.74	$0.35	$0.93	$0.58

3.	EARNINGS PER COMMON SHARE

The shares used for our calculation of earnings per share have been restated to reflect a three-for-two stock split on June 12, 2003. The stock split was effected in the form of a stock dividend increasing the shares of Company common stock outstanding from 27,893,513 to 41,836,950.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Thousands of dollars unless otherwise stated)

The following table provides details of the calculation of basic and diluted earnings per common share (share and per share amounts actual):

	Three Months Ended June 30,
	2003	2002
Income from continuing operations	$31,672	$17,593
Loss from discontinued operations	—	(1,351)

Net income	$31,672	$16,242

Shares used for determining basic earnings per common share	41,796,776	41,593,197
Dilutive effect of:
Stock options	375,483	518,979
Contingent shares	344,249	375,000

Shares used for determining diluted earnings per common share	42,516,508	42,487,176

Basic earnings (loss) per common share
Continuing operations	$0.76	$0.42
Discontinued operations	—	(0.03)

Net income	$0.76	$0.39

Diluted earnings (loss) per common share
Continuing operations	$0.74	$0.41
Discontinued operations	—	(0.03)

Net income	$0.74	$0.38

	Six Months Ended June 30,
	2003	2002
Income from continuing operations	$39,908	$26,570
Loss from discontinued operations	—	(927)

Net income	$39,908	$25,643

Shares used for determining basic earnings per common share	41,734,379	41,442,021
Dilutive effect of:
Stock options	266,243	495,834
Contingent shares	344,249	375,000

Shares used for determining diluted earnings per common share	42,344,871	42,312,855

Basic earnings (loss) per common share
Continuing operations	$0.96	$0.64
Discontinued operations	—	(0.02)

Net income	$0.96	$0.62

Diluted earnings (loss) per common share
Continuing operations	$0.94	$0.62
Discontinued operations	—	(0.02)

Net income	$0.94	$0.60

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Thousands of dollars unless otherwise stated)

4.	SHAREHOLDERS’ EQUITY

The common shares outstanding in the analysis of shareholders’ equity reflect the three-for-two stock split effected on June 12, 2003. Dividends per share for the six months ended June 30, 2003 and the year ended December 31, 2002, have been calculated using the adjusted share amounts. An analysis of shareholders’ equity for the six months ended June 30, 2003, and the year ended December 31, 2002, follows (share and per share amounts actual):

	Common Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2002	41,014,773	$59,721	$(702)	$649,775	$708,794
Net income		—	—	54,172	54,172
Dividends paid ($0.96 per share)		—	—	(39,910)	(39,910)
Issuance of shares under incentive stock plans	666,021	17,566	—	—	17,566
Repurchase of common shares	(105,000)	(3,144)	—	—	(3,144)
Unrealized gain on hedged transactions		—	697	—	697
Minimum pension liability adjustments		—	(30,933)	—	(30,933)
Tax benefit on exercise of stock options		2,470	—	—	2,470

Balance, December 31, 2002	41,575,794	$76,613	$(30,938)	$664,037	$709,712

Net income		$—	$—	$39,908	$39,908
Dividends paid ($0.51 per share)		—	—	(21,316)	(21,316)
Issuance of shares under incentive stock plans	335,052	6,993	—	—	6,993
Cash in lieu of fractional shares	—	(173)	—	—	(173)
Unrealized gain (loss) on hedged transactions		—	(18)	—	(18)
Tax benefit on exercise of stock options		774	—	—	774

Balance, June 30, 2003	41,910,846	$84,207	$(30,956)	$682,629	$735,880

5.	SEGMENT INFORMATION

Rayonier operates in three reportable segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Performance Fibers, Timber and Land, and Wood Products. The Company’s remaining operations are combined and reported in a category called “Other Operations” as permitted by SFAS No. 131.

Total assets, sales, and operating income by segment including corporate and disposition operations were as follows:

ASSETS	June 30, 2003	December 31, 2002
Performance Fibers	$525,098	$548,426
Timber and Land	1,077,046	1,107,467
Wood Products	129,020	130,392
Other Operations	38,738	45,940
Corporate	83,714	42,411
Disposition operations	5,691	12,560

Total	$1,859,307	$1,887,196

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Thousands of dollars unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
SALES
Performance Fibers	$132,095	$124,110	$260,585	$253,400
Timber and Land	91,580	58,013	152,803	119,404
Wood Products	31,444	38,280	61,424	72,320
Other Operations	41,121	52,969	87,699	100,561
Intersegment Eliminations	(373)	(4,096)	(706)	(7,705)

TOTAL SALES	$295,867	$269,276	$561,805	$537,980

OPERATING INCOME (LOSS)
Performance Fibers	$2,788	$10,951	$1,547	$17,782
Timber and Land	59,220	31,643	85,012	60,955
Wood Products	(2,337)	(433)	(5,575)	(1,270)
Other Operations	(848)	424	(852)	(1,170)
Corporate and eliminations	(4,874)	(2,820)	(6,937)	(8,891)

TOTAL OPERATING INCOME	$53,949	$39,765	$73,195	$67,406

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

During the second quarter of 2002, the Company sold its New Zealand East Coast timber operations and associated assets for $64.4 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the sale and results of operations were recorded as discontinued operations. The Company recorded an after-tax loss from discontinued operations of approximately $1.3 million in the second quarter of 2002, consisting of an after-tax loss of approximately $1.7 million from the sale of the East Coast operations and after-tax income of $0.4 million from operating activities. The Company recorded an after-tax loss of $0.9 million from discontinued operations in the first six months of 2002. Cash provided by discontinued operations for the six months ended June 30, 2002 was $18.9 million. The East Coast operations in the Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statements of Cash Flows and related Notes for the six months ended June 30, 2002 were presented as a discontinued operation and previously reported in the Company’s Timber and Land segment and in the Other Operations category.

Operating results of the discontinued operations are summarized below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2002	2002
Net sales	$11,442	$19,005
Operating income	572	1,365
Income from discontinued operations	392	816

A provision in the Company’s original agreement to purchase the East Coast property from the New Zealand government requires the Company, in the event of a sale, to guarantee five years of Crown Forest license obligations commencing 2002, currently estimated at $1.7 million per year. However, the purchaser is the primary obligor and as such, has posted a performance bond with the New Zealand government.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Thousands of dollars unless otherwise stated)

7.	FINANCIAL INSTRUMENTS

The Company is exposed to various market risks, including changes in foreign exchange rates, interest rates and commodity prices. The Company’s objective is to partially mitigate the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee, whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into such financial instruments for trading purposes.

In the Company’s New Zealand timber operations and at its New Zealand medium density fiberboard (MDF) manufacturing facility, certain normal operating expenses, including salaries and wages, wood purchases, contractor and license fees, care and maintenance of timberlands and other production costs incurred in manufacturing MDF, are denominated in New Zealand dollars. Rayonier hedges U.S./New Zealand dollar currency rate risk with respect to these operating expenditures (cash flow hedges).

In the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2003 gains of approximately $0.5 million and $1.2 million, respectively, were recorded on foreign currency contracts primarily reflecting realized gains on contracts that matured, plus the time value changes for outstanding contracts. For the three and six months ended June 30, 2002, the realized gains recorded were $0.1 million and $0.4 million, respectively. The Company has mark-to-market unrealized after-tax gains on foreign currency contracts of approximately $0.7 million in “Accumulated other comprehensive income (loss)” (AOCI) in the Condensed Consolidated Balance Sheet recorded as of June 30, 2003. When the forecasted transactions come to fruition and are recorded, the amounts in AOCI are reclassified to the Condensed Consolidated Statements of Income and Comprehensive Income. The Company expects to reclassify the AOCI amount into earnings during the next eleven months.

At June 30, 2003, the Company held foreign currency forward contracts maturing through May 2004 totaling a notional value of $8.0 million. The largest notional amount of contracts outstanding during the first six months of 2003 totaled $10.2 million.

In March 2002, the Company entered into an interest rate swap on $50 million of 6.15 percent fixed rate notes payable maturing in February 2004. The swap converts interest payments from the fixed rate to six month LIBOR plus 2.265 percent. The interest rate swap qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as interest expense. The swap agreement settles every May 15 and November 15, until maturity. During the three and six months ended June 30, 2003 the swap agreement reduced the Company’s interest expense by $0.3 million and $0.6 million, respectively. Interest expense for the three and six months ended June 30, 2002 was reduced by $0.3 million from the interest rate swap. Based upon current interest rates for similar transactions, the fair value of the interest rate swap at June 30, 2003, resulted in an asset of approximately $0.9 million and a corresponding increase in debt. As of June 30, 2002, the interest rate swap resulted in an asset of $0.8 million and a corresponding increase in debt.

On April 9, 2003, the Company’s wholly owned subsidiary, Rayonier Timberlands Operating Company, L.P. (RTOC), entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect from the interest rate swap is recorded as interest expense. During the three months ended June 30, 2003, this swap agreement reduced the Company’s interest expense by $0.2 million. Based upon current interest rates for similar transactions, the fair value of the interest rate swap at June 30, 2003, resulted in an asset of approximately $1.1 million and a corresponding increase in debt.

The Company periodically enters into commodity forward contracts to fix fuel oil costs at its Performance Fibers mills. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil costs. The Company does not enter into commodity forwards for trading or speculative purposes. In February 2003, the Company entered into contracts that fixed 90,000 barrels of fuel oil at $24.90 for the second quarter of 2003 and 60,000 barrels at $22.82 for the third quarter of 2003. This represents approximately 50 percent and 30 percent of the Company’s second and third quarter estimated fuel oil consumption, respectively. The mark to market adjustment on the contracts outstanding as of June 30, 2003 was negligible.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Thousands of dollars unless otherwise stated)

In July 2003, the Company entered into another forward commodity contract that fixed 30,000 barrels of fuel oil at $21.55 for the fourth quarter of 2003, which represents approximately 20 percent of the Company’s estimated fourth quarter consumption. None of the Company’s fuel oil contracts qualify for hedge accounting under SFAS No. 133 and are required to be marked to market with any resulting gain or loss recorded in Other Operating Income/(Expense).

8.	GUARANTEES

The Company issues financial guarantees to provide credit support for some creditors in case of default and to serve as collateral for certain self-insurance programs that the Company maintains. As of June 30, 2003, the following were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$76,534	$61,410
Guarantees (2)	6,769	—
Surety bonds (3)	13,380	680

Total	$96,683	$62,090

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit expire at various dates during 2003 and 2004 and are typically rolled over as required.

(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations expiring in 2007, estimated at $1.7 million per year (see Note 6-Discontinued Operations). The buyer of the property is the primary obligor and has posted a performance bond with the New Zealand government.

(3)	The Company has issued surety bonds primarily to secure timber in the State of Washington as well as to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2003 and 2004 and are renewed as required.

9.	CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the Company’s 2002 Annual Report filed on Form 10-K.

Legal Proceedings

The Company is involved in various legal actions, including those involving environmental matters that are discussed more fully in Note 10—Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, based on discussions with legal counsel the Company does not expect that such actions and claims will have a material adverse effect on the Company’s consolidated financial position or results of operations.

In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western Division of Washington to recover costs allegedly incurred by the Environmental Protection Agency (EPA) beginning in 1997 to conduct an Expanded Site Investigation and oversight at the Company’s Port Angeles mill site. The EPA currently claims in excess of $3.0 million in such costs. Rayonier is challenging the EPA’s authority to recover portions of these costs, as well as the validity of the amount spent. The Company believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations, and that its reserves at June 30, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Thousands of dollars unless otherwise stated)

Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges by the EPA and the Louisiana Department of Environmental Quality. In dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites. This material is still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties were unable to complete the sale and the consent decree was vacated in May 2002. As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at June 30, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

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

Other Contingencies

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS), arising from an issue in dispute regarding the Company’s 1996-1997 federal tax returns, which could have resulted in an additional tax liability of $28.3 million. The Company had been discussing this issue with the IRS since 1999, and in the first quarter of 2003 accepted a proposal from the IRS (the Settlement Initiative) in order to expedite the resolution of the matter. Under the Settlement Initiative the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003 tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold. In April 2003, the Company deposited $6.4 million with the IRS, representing $3.7 million in tax and $2.7 million in interest, in anticipation of audit settlements pertaining to this issue. Final resolution of this matter is not likely to occur until after 2003.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Thousands of dollars unless otherwise stated)

Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes at various sites where the Company no longer operates, including 10 former wood processing sites.

During the first six months of 2003, expenditures of $4.2 million for monitoring and remediation activities were charged to the reserves. An analysis of activity in the reserves for dispositions and discontinued operations for the six months ended June 30, 2003 and the year ended December 31, 2002, is as follows:

	June 30, 2003	December 31, 2002
Balance, January 1,	$162,197	$168,704
Expenditures charged to reserves	(4,235)	(9,241)
Additions to reserves	—	2,734

Balance, end of period	157,962	162,197
Less: Current portion	(13,316)	(15,902)

Non-current portion of reserves	$144,646	$146,295

Rayonier has identified three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as individually material and separate disclosure was presented in the Company’s 2002 Form 10-K. There have not been any significant changes in these sites’ reserve requirements for the six months ended June 30, 2003, and therefore separate disclosure is not presented herein. For an analysis of the reserve activity for the two years ended December 31, 2002 and a brief description of these individually material sites, see the Company’s 2002 Annual Report on Form 10-K, Note 12 to Consolidated Financial Statements.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites. As of June 30, 2003, this amount is estimated at $7 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in laws, regulations and administrative interpretations and in environmental remediation technology. Excluded from this estimate are two sites for which the Company is not able to determine reasonably possible additional losses. Evaluation of these sites is in preliminary stages and sufficient data is not available to determine the extent of contamination, if any, and necessary remediation.

Rayonier currently estimates that expenditures for environmental remediation and monitoring costs for all dispositions will total approximately $14 million and $12 million in 2003 and 2004, respectively. Such costs will be charged against Rayonier’s reserves for estimated environmental obligations, which include monitoring and remediation costs. The Company believes such reserves are sufficient for costs expected to be incurred over the next 20 to 25 years with respect to the dispositions and discontinued operations. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

As of June 30, 2003 and December 31, 2002 Rayonier had $8.0 million of receivables, net of reserves, from insurance claims included in “Other Assets.” Such receivables represent the Company’s claim for reimbursements in connection with property damage settlements relating to SWP’s discontinued wood processing operations and the ERD.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of Rayonier’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company’s critical accounting policies, see the Management Discussion and Analysis in the 2002 Annual Report on
Form 10-K.

Segment Information

Rayonier operates in three reportable segments: Performance Fibers, Timber and Land, and Wood Products. Performance Fibers includes two major product lines, Cellulose Specialties and Absorbent Materials. The Timber and Land segment’s strategies include buying and managing timberlands, selling timber, timberland and certain high-value timberlands (known as higher and better use, or HBU land) to be used for conservation, real estate development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Land sales. Timber sales include all activities that relate to the harvesting of timber, while Land sales include the sale of all timberland tracts, including those designated as HBU. The Wood Products segment includes lumber and MDF. The Company’s remaining operations are combined and reported in a category called “Other Operations” as permitted by SFAS No. 131 and include the purchasing and harvesting of timber from third parties, selling logs (timber trading) and trading wood products.

The amounts and relative contributions to sales and operating income (loss) attributable to each of Rayonier’s reportable segments and product lines were as follows (thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
SALES
Performance Fibers
Cellulose Specialties	$91,685	$86,629	$178,806	$177,184
Absorbent Materials	40,410	37,481	81,779	76,216

Total Performance Fibers	132,095	124,110	260,585	253,400

Timber and Land
Timber	38,527	45,434	82,116	87,748
Land	53,053	12,579	70,687	31,656

Total Timber and Land	91,580	58,013	152,803	119,404

Wood Products
Lumber	21,790	28,829	42,192	54,645
MDF	9,654	9,451	19,232	17,675

Total Wood Products	31,444	38,280	61,424	72,320
Other Operations	41,121	52,969	87,699	100,561
Intersegment Eliminations	(373)	(4,096)	(706)	(7,705)

TOTAL SALES	$295,867	$269,276	$561,805	$537,980

OPERATING INCOME (LOSS)
Performance Fibers	$2,788	$10,951	$1,547	$17,782
Timber and Land
Timber	11,610	20,889	28,317	41,619
Land	47,610	10,754	56,695	19,336

Total Timber and Land	59,220	31,643	85,012	60,955
Wood Products
Lumber	(1,579)	(190)	(4,138)	(754)
MDF	(758)	(243)	(1,437)	(516)

Total Wood Products	(2,337)	(433)	(5,575)	(1,270)
Other Operations	(848)	424	(852)	(1,170)
Corporate	(7,847)	(5,293)	(12,876)	(11,694)
Intersegment Eliminations and Other	2,973	2,473	5,939	2,803

TOTAL OPERATING INCOME	$53,949	$39,765	$73,195	$67,406

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

Results of Operations

On April 14, 2003, the Company closed a large land sale consisting of 8,834 acres. The $42 million sale contributed $39 million to operating income, and $25 million to net income or $0.59 per share in the second quarter. The large land sale is referred to as the “Matanzas Marsh” land sale.

Sales and Operating Income

Sales and operating income for the second quarter of 2003 of $296 million and $54 million, respectively, were $27 and $14 million above the comparable period in the prior year. The sales increase was primarily due to the Matanzas Marsh land sale and higher performance fibers volume. Operating income improved mainly due to the large land sale and stronger absorbent materials and New Zealand timber prices.

Sales and operating income of $562 million and $73 million for the six months ended June 2003 were $24 million and $6 million above the same period in the prior year, respectively. The sales increase was primarily due to higher land sales and stronger absorbent materials volume. Operating income increased principally due to higher land sales partially offset by increased performance fibers manufacturing costs and weaker U.S. timber and lumber prices.

Performance Fibers

Sales for the second quarter of 2003 were $132 million, $8 million above the prior year second quarter due to higher volumes and prices. Operating income for the second quarter of 2003 of $3 million was $8 million below the prior year due to higher manufacturing costs. Manufacturing costs increased due to higher hardwood chip costs as a result of weather-related supply shortages, increased chemical and maintenance costs and an equipment outage at our Jesup, GA mill.

Sales for the six months ended June 30, 2003, were $261 million, $7 million above the same period in the prior year due to higher absorbent materials volume and cellulose specialties prices partly offset by lower absorbent material prices. Operating income of $2 million was $16 million below the same period in the prior year mainly due to higher manufacturing costs primarily resulting from increased hardwood chip, chemical and energy costs and an equipment outage at our Jesup, GA mill.

Cellulose Specialties

Sales of $92 million for the second quarter of 2003 were $5 million above the prior year principally due to a volume increase of 5 percent and a favorable product mix. Prices remained relatively stable. Sales of $179 million for the six months ended June 30, 2003, were $2 million above the same period last year, primarily due to a 1 percent price increase due to product mix, while volume was essentially unchanged.

Absorbent Materials

Sales of $40 million for the second quarter of 2003 were $3 million above the prior year due to volume and price increases of 5 percent and 3 percent, respectively. The favorable price variance is principally due to a $30 per metric ton second quarter fluff pulp average price increase, which resulted in a $15 per metric ton price increase over last year. During the quarter, supply shortages caused fluff pulp prices to increase. Sales of $82 million for the six months ended June 30, 2003, were $6 million above the same period in the prior year resulting from a 9 percent volume increase, partly offset by a 2 percent price decline.

Timber and Land

Sales of $92 million and operating income of $59 million for the second quarter of 2003 were $34 million and $28 million above the prior year second quarter, respectively, primarily due to the Matanzas Marsh land sale partly offset by lower timber sales volume and prices.

Sales and operating income of $153 million and $85 million for the six months ended June 30, 2003, were $33 million and $24 million, respectively, above the same period in the prior year. These increases were principally due to higher land sales partly offset by lower Northwest U.S. timber volume and U.S. timber prices.

Timber

Sales for the second quarter of 2003 were $39 million, $7 million below the prior year second quarter due to decreased timber volume in all operating areas and lower U.S. timber prices partly offset by higher New Zealand timber prices. Operating income of $12 million for the second quarter of 2003 was $9 million below the prior year primarily due to lower volume and prices. In the Southeast U.S., markets continued to be weak causing the Company’s average pine stumpage prices to decline 13 percent compared to the prior year second quarter. Wet weather in 2003 also continued to make harvesting difficult causing pine volume to decrease 1 percent and hardwood volume to decrease 29 percent. In the Northwest U.S. sales volume of stumpage and delivered logs was 17 percent below prior year reflecting weaker market conditions. Average stumpage prices fell 24 percent below the corresponding prior year period. New Zealand experienced significantly higher prices due to the stronger New Zealand dollar on stable domestic stumpage prices and volumes.

Sales of $82 million and operating income of $28 million for the six months ended June 30, 2003, were $6 million and $13 million below the same period in the prior year, respectively. These decreases were principally due to average price declines in the Northwest U.S. and Southeast U.S. of 2 percent and 11 percent, respectively, along with lower volume partly offset by a 50 percent increase in New Zealand average prices.

Land

Sales for the second quarter of 2003 of $53 million and operating income of $48 million increased $40 million and $37 million, respectively, from the prior year second quarter. Sales of $71 million and operating income of $57 million for the six months ended June 30, 2003, were $39 million and $37 million, respectively, above the same period in the prior year. Both the second quarter and year-to-date variances are primarily due to the Matanzas Marsh land sale. Sales and operating income can fluctuate materially from period to period due to the timing of closing real estate transactions.

Wood Products

Sales for the second quarter of 2003 were $31 million, $7 million below the prior year second quarter, while an operating loss of $2 million was unfavorable compared to prior year by $2 million. Domestic lumber markets continued to weaken due to an oversupply of product from U.S. mills and Canadian imports, despite Canadian import tariffs. The Company’s sales volume was 14 percent below prior year second quarter as a result of log shortages and prices were 12 percent below. During the quarter, wet weather conditions reduced the volume of available saw logs, which put pressure on fiber prices, causing the Company to limit its purchases of saw logs for lumber production. MDF sales volumes and prices improved slightly compared to the prior year second quarter; however, manufacturing costs were adversely impacted by the stronger New Zealand dollar.

Sales for the six months ended June 30, 2003 of $61 million were $11 million below the same period in the prior year. The operating loss of $6 million for the six months ended June 30, 2003, was $4 million unfavorable compared to the loss in the same period in the prior year. These unfavorable variances were principally due to lower lumber volume and prices of 13 percent and 12 percent, respectively, and higher MDF manufacturing costs as a result of the stronger New Zealand dollar.

Other Operations

Sales for the second quarter of 2003 were $41 million, $12 million below the prior year second quarter. The operating loss of $1 million was $1 million unfavorable to prior year. New Zealand trading operations were adversely impacted by the weaker U.S. dollar resulting in higher procurement and ocean freight costs. Australasian log markets improved slightly during the second quarter but remained oversupplied.

Sales for the six months ended June 30, 2003 of $88 million were $13 million below the same period in the prior year while the operating loss of $1 million for the six months ended June 30, 2003, was unchanged.

Corporate

Corporate expenses of $8 million for the second quarter of 2003 and $13 million for the six months ended June 30 were $3 million and $1 million above the comparable prior year periods, respectively. The increase was primarily due to higher incentive compensation and other administrative expenses.

Intersegment Eliminations and Other

Income of $3 million for the second quarter 2003 was essentially at the same level as second quarter 2002, while income for the six months ended June 30, 2003 of $6 million was $3 million above the same period in the prior year. The variance for the six-month period was mainly due to favorable balance sheet related foreign exchange translation as the New Zealand dollar appreciated versus the U.S. dollar.

Other Income / Expense

Interest expense of $12 million in the second quarter of 2003 and $25 million in the first six months of 2003 was $3 million and $6 million below the comparable prior year periods, respectively, primarily due to lower debt. Interest and miscellaneous income of $0.4 million in the second quarter of 2003 was $0.5 million higher than the second quarter of 2002, primarily due to a $0.5 million Nassau County, Florida bond call premium paid in the second quarter of 2002. Interest and miscellaneous income of $1 million in the first six months of 2003 was $1 million above the first six months of 2002, primarily due to $0.8 million of interest income relating to the settlement of pre-1994 tax audit issues received in the second quarter of 2003, and the bond call premium paid in 2002.

The effective tax rate for the second quarter of 2003 was 24.6 percent compared to 27.8 percent for the prior year second quarter. The lower rate is attributable to increased foreign and other tax credits and the disproportionately high contribution to expected annual income in the second quarter of 2003. The effective tax rate for the six months ended June 30, 2003, was 20.0 percent compared to 28.0 percent for the same period in the prior year. The lower rate is due to lower taxes on foreign operations and the tax benefit arising from audit negotiations in the first quarter of 2003. The Company’s effective tax rate continued to be below the U.S. statutory levels primarily due to lower taxes on foreign operations and research and development tax credits.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and six months ended June 30 (millions of dollars):

	Three months ended June 30,
	2003	%	2002	%
Income tax provision from continuing operations at U.S. statutory rate	$14.7	35.0	$8.5	35.0
State and local taxes, net of federal benefit	0.3	0.6	0.2	0.8
Foreign operations	(4.6)	(10.9)	(1.2)	(5.1)
Tax benefit on foreign sales	(1.1)	(2.7)	(0.8)	(3.4)
Permanent differences	0.6	1.5	0.1	0.5
Research and development tax credits and other, net	0.4	1.1	—	—

Income tax provision from continuing operations as reported	$10.3	24.6	$6.8	27.8

	Six months ended June 30,
	2003	%	2002	%
Income tax provision from continuing operations at U.S. statutory rate	$17.5	35.0	$12.9	35.0
State and local taxes, net of federal benefit	0.3	0.6	0.3	0.8
Foreign operations	(5.2)	(10.3)	(1.8)	(4.9)
Tax benefit on foreign sales	(1.2)	(2.4)	(1.3)	(3.5)
Permanent differences	0.5	1.1	0.2	0.4
Tax benefit from audit negotiations	(2.3)	(4.7)	—	—
Research and development tax credits and other, net	0.4	0.7	0.1	0.2

Income tax provision from continuing operations as reported	$10.0	20.0	$10.4	28.0

Income from Continuing Operations

Income from continuing operations for the second quarter of 2003 was $32 million, or $0.74 per share, compared to $18 million, or $0.41 per share for the prior year second quarter. The increase is primarily due to the Matanzas Marsh land sale, stronger absorbent materials and New Zealand timber prices, decreased interest expense and a lower effective tax rate partly offset by higher performance fibers manufacturing costs. Income from continuing operations for the first six months of 2003 of $40 million, or $0.94 per share, was $13 million, or $0.32 per share above the same period in the prior year. The increase was principally due to higher land sales, lower interest expense and a favorable effective tax rate partially offset by higher performance fibers manufacturing costs.

Income (loss) from Discontinued Operations

The Company had no income or expense from discontinued operations in the second quarter of 2003, compared to a loss of $1.3 million or $0.03 per share in the second quarter 2002, when the sale of the New Zealand East Coast timber operations occurred. For the six months ended June 30, 2003, there was no income or expense from discontinued operations compared to a loss of $1 million, or $0.02 per share in the same period in 2002.

Other Items

The Company expects third quarter 2003 earnings to be lower than second quarter primarily due to the adverse impact of weather-related hardwood chip shortages, seasonally lower Northwest U.S. timber volume, and the absence of a major land sale similar to Matanzas Marsh.

Segment EBITDA

EBITDA, defined as Earnings from Continuing Operations before Interest, Taxes, Depreciation, Depletion and Amortization, is used for evaluating segment cash return on investment and for valuation purposes. EBITDA by segment for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
EBITDA*
Performance Fibers	$22.0	$30.5	$39.4	$55.3
Timber and Land	76.0	47.0	121.6	98.1
Wood Products	0.9	2.9	0.5	5.3
Other Operations	(0.8)	0.6	(0.7)	(0.9)
Corporate and other	(4.3)	(2.7)	(5.2)	(8.3)

Total	$93.8	$78.3	$155.6	$149.5

* Item 5(a) provides a reconciliation of EBITDA to operating income by segment for the three and six month periods presented above.

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities from continuing operations of $109 million for the six months ended June 30, 2003, was $22 million below the same period in the prior year, primarily due to higher working capital requirements, a $16 million tax deposit, and a $10 million pension fund contribution, partially offset by higher operating income. Cash provided by operating activities from continuing operations financed capital expenditures of $33 million, dividends of $21 million and debt reduction of $32 million. Cash flow used for financing activities for the six months ended June 30, 2003 was significantly less than the prior year period due to lower net debt repayments partly offset by lower employee stock options exercised. Also during this period, the Company paid $0.2 million in lieu of fractional common shares in conjunction with the Company’s stock split on June 12, while in the prior year the Company repurchased 22,900 of its common shares for $1.1 million. At June 30, 2003, the Company had cash equivalents (marketable securities with maturities at date of acquisition of 90 days and less) of $41 million, $10 million above the amount at June 30, 2002.

In April 2003, the Company deposited $16 million with the Internal Revenue Service (IRS) representing $11 million in tax and $5 million in interest, in anticipation of audit settlements. In January 2003, the Company contributed $10 million to its pension plans and anticipates an additional contribution of $1.6 million later this year. The Company also anticipates an increase of $5 million in environmental spending for 2003 versus 2002 and purchasing in August 2003, $6 million of machinery and equipment that was previously leased.

The discussion below is presented to enhance the reader’s understanding of Rayonier’s ability to generate cash, its liquidity and its ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings from Continuing Operations before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDA), and Free Cash Flow. These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Free Cash Flow is not intended to conflict with or change any of the GAAP disclosures. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing the financial condition and cash generating ability of the Company. EBITDA is defined by the Securities and Exchange Commission; however, Free Cash Flow as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA is a non-GAAP measure of operating cash generating capacity of the Company. For the second quarter of 2003, EBITDA was $94 million, $16 million above the second quarter last year primarily due to the Matanzas Marsh land sale, which contributed $39 million. EBITDA for the six months ended June 30, 2003 was $156 million, $6 million above the prior year period.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to EBITDA for the three and six months ended June 30, 2003 and 2002 (millions of dollars):

	Three months ended June 30,
	2003	2002
Cash Provided by Operating Activities of Continuing Operations	$69.5	$68.8
Income tax expense	10.3	6.8
Interest expense	12.4	15.3
Non-cash cost basis of land sold	(1.6)	(0.6)
Working capital increase (decrease)	17.4	(11.2)
Other balance sheet changes	(14.2)	(0.8)

EBITDA	$93.8	$78.3

	Six months ended June 30,
	2003	2002
Cash Provided by Operating Activities of Continuing Operations	$108.8	$130.5
Income tax expense	10.0	10.4
Interest expense	24.8	30.8
Non-cash cost basis of land sold	(4.6)	(3.3)
Working capital increase (decrease)	23.0	(14.2)
Other balance sheet changes	(6.4)	(4.7)

EBITDA	$155.6	$149.5

There is one other non-cash expense critical to the economics of our Timber and Land core business: the non-cash cost basis of land sold. EBITDA plus the non-cash cost basis of land sold for the three months ended June 30, 2003 and 2002, totaled $95 million and $79 million, respectively, and for the six months ended June 30, 2003 and 2002, totaled $160 million and $153 million, respectively.

Free Cash Flow is a non-GAAP measure of cash generated during a period that was available for discretionary capital expenditures, increasing dividends above the prior year level, repurchasing the Company’s common shares and/or reducing debt within the period. The Company defines Free Cash Flow as cash provided by operating activities of continuing operations less net custodial capital spending, dividends at the prior year level, required debt repayments and the tax benefit on the exercise of stock options. Net custodial capital spending, a non-GAAP measure, (defined as capital expenditures, net of retirements, required to maintain the Company’s current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition as well as in compliance with regulatory requirements) is important to properly evaluate cash requirements, to forecast potential uses of cash and for use in valuation models. The Company has a system in place to classify capital spending projects as either custodial or discretionary prior to approval and to track expenditures accordingly; however, the determination of discretionary versus custodial spending still requires some level of management judgment and such limitation should be considered when using this measure. Free Cash Flow for the six months ended June 30, 2003, was $57 million, $19 million below the prior year period. The decrease resulted from higher working capital requirements, a $16 million tax deposit, and a $10 million pension contribution, partially offset by higher operating earnings.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Free Cash Flow and of Capital Expenditures, net of sales and retirements to Custodial Capital Spending, net for the respective periods (millions of dollars):

	Six months ended June 30,
	2003	2002
Cash provided by Operating Activities of
Continuing Operations	$108.8	$130.5
Custodial capital spending, net	(29.2)	(28.1)
Dividends at prior year level	(20.1)	(19.9)
Required debt repayments	(1.5)	(3.7)
Tax benefit on exercise of stock options	(0.8)	(2.4)

Free Cash Flow	$57.2	$76.4

Capital Expenditures, net of sales and retirements	$32.7	$33.6
Discretionary capital expenditures	(3.5)	(5.5)

Custodial Capital Spending, net	$29.2	$28.1

Debt

At June 30, 2003, debt was $622 million, $31 million below the December 31, 2002 level. At June 30, 2003 the debt to capital ratio was 45.8 percent, 2.1 percentage points below the December 31, 2002 level.

The Company has a revolving credit agreement with a group of banks that provide the Company with unsecured credit facilities totaling $170 million. The revolving credit facilities are used for direct borrowings and in the past, as credit support for a commercial paper program. As of June 30, 2003, the Company had $170 million of available borrowings under its facility, which expires in November 2004. In connection with the financing of the Smurfit timberland acquisition in 1999, Rayonier Timberlands Operating Company, L.P. (RTOC), a wholly owned subsidiary of the Company, entered into an agreement with a group of banks that provided RTOC with revolving credit facilities totaling $75 million and a term loan of $200 million. The balance of the term loan of $30 million at December 31, 2002 was paid during the first quarter of 2003. RTOC had $75 million of available borrowings as of June 30, 2003 under the revolving credit portion, which expires in October 2004.

In conjunction with the Company’s $170 million revolving credit facility, certain covenants must be met, including ratios based on the financial institution’s own definition of EBITDA (Covenant EBITDA). Covenant EBITDA as defined by the covenant in the bank financing agreement consists of earnings from continuing operations before the cumulative effect of accounting changes and provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash costs of timberland and real estate sales. In addition, there are covenant requirements in effect for RTOC relating to the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges and the ratio of consolidated debt to consolidated cash flow available for fixed charges. The covenants listed below are calculated on a trailing 12-month basis.

The most restrictive long-term debt covenants in effect for Rayonier as of June 30, 2003, are as follows:

	Covenant Requirement	Actual ratio at June 30, 2003	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	5.70 to 1	3.20
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.93 to 1	2.07
RTOC consolidated cash flow available for fixed charges to RTOC consolidated fixed charges should not be less than	1.65 to 1	3.05 to 1	1.40
RTOC consolidated debt to RTOC consolidated cash flow available for fixed charges may not exceed	4.25 to 1	2.25 to 1	2.00

In addition to the covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets and the making of certain payments between RTOC and Rayonier. The Company is currently in compliance with all of these covenants and does not anticipate non-compliance in the future.

On July 22, 2003, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission to issue up to $500 million of new public debt or equity securities. Once effective, this registration statement will replace the Company’s existing $150 million shelf registration. Management believes that internally generated funds, combined with available external financing as described above, will enable Rayonier to fund capital expenditures, repayments of indebtedness, future acquisitions, dividends, share repurchases, working capital, and other liquidity needs for the foreseeable future.

During the second quarter of 2002, the Company guaranteed five years of Crown forest timberland lease obligations in conjunction with the sale of its New Zealand East Coast operations. As of June 30, 2003, the remaining obligation is estimated at $1.7 million per year. See Note 6—Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the guarantee. No material changes in other guarantees or financial instruments such as letters of credit and surety bonds occurred during the first six months of 2003.

New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It also applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that it acquired on or before January 31, 2003. The Company adopted this Interpretation on July 1, 2003. The Company does not have any unconsolidated variable interests that constitute a majority variable interest requiring consolidation, and as a result, there was no impact on the Company’s financial condition, results of operations or cash flows upon adoption.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the Board as part of the Derivatives Implementation Group process and to incorporate clarifications of the definitions of a derivative. SFAS No. 149 is effective for contracts modified or entered into after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company adopted the standard, which is not expected to have any impact on the Company’s financial condition, results of operations or cash flows, effective July 1, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments with characteristics outlined in the statement. The Company adopted the standard, which is not expected to have any impact on the Company’s financial condition, results of operations or cash flows, effective July 1, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including changes in interest rates, foreign exchange rates and commodity prices. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading or speculative purposes. See Note 7—Financial Instruments included in the Notes to the Condensed Consolidated Financial Statements.

The fair market value of the Company’s long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost effectively place the debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At June 30, 2003, the Company had two interest rate swap agreements maturing in 2004 and 2007 that resulted in an asset with a fair market value of $2.0 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

Most of Rayonier’s revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk within its New Zealand operation related to foreign currency pricing and costs and periodically enters into foreign currency forward contracts to partially hedge the risks of foreign currency fluctuations. At June 30, 2003, the Company held foreign currency contracts maturing through May 2004 totaling $8.0 million. The fair value of outstanding foreign currency contracts at June 30, 2003 was an asset of approximately $1.1 million. Market risk resulting from a hypothetical 4-cent change in the New

Zealand dollar/U.S. dollar exchange rate on the outstanding foreign currency contracts amounts to an approximate change of $0.6 million in pre-tax income/loss.

The Company periodically enters into commodity forward contracts to fix certain fuel oil costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil costs. The Company does not enter into commodity forwards for trading or speculative purposes. In February 2003, the Company entered into contracts that fixed 90,000 barrels of fuel oil at $24.90 for the second quarter of 2003 and 60,000 barrels at $22.82 for the third quarter of 2003. This represents approximately 50 percent and 30 percent of the Company’s second and third quarter estimated fuel oil consumption, respectively. These contracts do not qualify for hedge accounting under SFAS No. 133 and were marked to market resulting in a negligible increase in “Other Operating Expense” as of June 30, 2003. In July, 2003, the Company entered into a commodity forward contract that fixed 30,000 barrels of fuel oil at $21.55 for the fourth quarter of 2003. This represents approximately 20 percent of the Company’s fourth quarter estimated fuel oil consumption. Consistent with the Company’s other fuel oil contracts, this does not qualify for hedge accounting under SFAS No. 133 and will also be marked to market.

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

Item 4. Controls and Procedures

On August 4, 2003, the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures. Based on such evaluation, the certifying officers concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were well designed and effective in seeing that material information regarding the Company is promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner. The Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer again on August 14, 2003 to finalize disclosure in this Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS), arising from an issue in dispute regarding the Company’s 1996 and 1997 federal tax returns, which could have resulted in an additional tax liability of $28.3 million. The Company had been discussing this issue with the IRS since 1999 and in the first quarter of 2003; it accepted a proposal from the IRS (the “Settlement Initiative”) in order to expedite the resolution of the matter. Under the Settlement Initiative the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003 tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold. Final resolution of this matter is not likely to occur until after 2003. As part of the $15.7 million in tax deposits made in April 2003, the Company deposited $6.4 million with the IRS, representing $3.7 million in tax and $2.7 million in interest, in anticipation of audit settlements pertaining to this issue.

In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western Division of Washington to recover costs allegedly incurred by EPA beginning in 1997 to conduct an Expanded Site Investigation and oversight at the Company’s Port Angeles mill site. The EPA currently claims in excess of $3.0 million in such costs. Rayonier is challenging the EPA’s authority to recover portions of these costs, as well as the validity of the amount spent. The Company believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations, and that its reserves at June 30, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges by the EPA and the Louisiana Department of Environmental Quality. In dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites. This material is still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties were unable to complete the sale and the consent decree was vacated in May 2002. As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at June 30, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 15, 2003 (the “Annual Meeting”). At that meeting, three directors were elected as follows:

	Votes For	Votes Withheld
Directors of Class III, Terms Expire in 2006
Rand V. Araskog	20,741,032	3,849,114
W. Lee Nutter	20,558,523	4,031,624
Ronald Townsend	20,750,784	3,839,362

The following directors’ terms of office also continued after the Annual Meeting: Ronald M. Gross, Paul G. Kirk, Jr., Katherine D. Ortega, Burnell R. Roberts, Carl S. Sloane and Gordon I. Ulmer.

At the Annual Meeting, a vote was also taken to approve the 2004 Incentive Stock and Management Bonus Plan as follows:

Shares Being Voted

For	Against	Abstain
14,129,428	7,593,930	181,172

Abstentions and broker non-votes, as well as votes withheld, were not considered votes cast and were not counted for or against a matter or nominee.

Item 5(a). Selected Supplemental Financial Data

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	106	101	205	205
Absorbent materials, in thousands of metric tons	69	66	147	136
Production as a percent of capacity	95.9%	99.5%	96.8%	98.0%

Timber and Land
Sales volume—Timber
Northwest U.S., in millions of board feet	67	80	144	150
Southeast U.S., in thousands of short green tons	1,144	1,191	2,338	2,432
New Zealand, in thousands of metric tons	148	168	259	289

Timber sales volume—
Intercompany
Northwest U.S., in millions of board feet	—	19	—	34
Southeast U.S., in thousands of short green tons	2	3	5	8
New Zealand, in thousands of metric tons	26	10	45	23

Acres sold	12,415	3,995	32,123	22,895

Wood Products
Lumber sales volume, in millions of board feet	73	86	144	165
Medium-density fiberboard sales volume, in thousands of cubic meters	41	41	82	77

Item 5(a). Selected Supplemental Financial Data (millions of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Geographical Data (Non-U.S.)
Sales
New Zealand	$22.0	$17.5	$40.5	$37.3
Other	2.9	11.5	7.5	24.8

Total	$24.9	$29.0	$48.0	$62.1

Operating income (loss)
New Zealand	$1.7	$2.5	$3.2	$1.9
Other	(0.5)	0.4	(0.9)	(1.0)

Total	$1.2	$2.9	$2.3	$0.9

Timber
Sales
Northwest U.S.	$15.0	$20.3	$35.3	$37.6
Southeast U.S.	18.3	21.4	37.7	44.1
New Zealand	5.2	3.7	9.1	6.0

Total	$38.5	$45.4	$82.1	$87.7

Operating income (loss)
Northwest U.S.	$7.3	$14.9	$19.9	$27.8
Southeast U.S.	3.9	6.1	8.1	13.9
New Zealand	0.4	(0.1)	0.3	(0.1)

Total	$11.6	$20.9	$28.3	$41.6

Item 5(a). Selected Supplemental Financial Data (millions of dollars)

The following tables reconcile EBITDA to operating income by segment for the three and six months ended June 30, 2003 and 2002:

Reconciliation of EBITDA to Operating Income/(Loss) by Segment

					Corporate
	Performance	Timber	Wood		and
Three Months Ended June 30, 2003	Fibers	and Land	Products	Other	Eliminations	Total
Operating Income/(Loss)	$2.7	$59.2	$(2.3)	$(0.9)	$(4.8)	$53.9
Depreciation, Depletion & Amortization	19.3	16.8	3.2	0.1	0.1	39.5
Other Non-Operating Income	—	—	—	—	0.4	0.4

EBITDA	$22.0	$76.0	$0.9	$(0.8)	$(4.3)	$93.8

Three Months Ended June 30, 2002
Operating Income/(Loss)	$11.0	$31.7	$(0.5)	$0.4	$(2.8)	$39.8
Depreciation, Depletion & Amortization	19.5	15.3	3.4	0.2	0.2	38.6
Other Non-Operating Expense	—	—	—	—	(0.1)	(0.1)

EBITDA	$30.5	$47.0	$2.9	$0.6	$(2.7)	$78.3

Six Months Ended June 30, 2003
Operating Income/(Loss)	$1.5	$85.0	$(5.6)	$(0.9)	$(6.9)	$73.1
Depreciation, Depletion & Amortization	37.9	36.6	6.1	0.2	0.2	81.0
Other Non-Operating Income	—	—	—	—	1.5	1.5

EBITDA	$39.4	$121.6	$0.5	$(0.7)	$(5.2)	$155.6

Six Months Ended June 30, 2002
Operating Income/(Loss)	$17.8	$61.0	$(1.3)	$(1.2)	$(8.9)	$67.4
Depreciation, Depletion & Amortization	37.5	37.1	6.6	0.3	0.3	81.8
Other Non-Operating Income	—	—	—	—	0.3	0.3

EBITDA	$55.3	$98.1	$5.3	$(0.9)	$(8.3)	$149.5

Item 6. Exhibits and Reports on Form 8-K

a)	See Exhibit Index

b)	Reports on Form 8-K:

1)	Rayonier filed a report on Form 8-K dated April 22, 2003 to report first quarter 2003 earnings.
2)	Rayonier filed a report on Form 8-K dated May 8, 2003 to report revised (upward) first quarter 2003 earnings.
3)	Rayonier filed a report on Form 8-K dated May 23, 2003 to announce a three-for-two stock split and a 12.5 percent dividend increase.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Vice President and Corporate Controller

August 14, 2003

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	No amendments

3.2	By-laws	Filed herewith

4	Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission.

10	Material contracts	None

11	Statement re: computation of per share earnings	Not required to be filed

12	Statement re: computation of ratios	Filed herewith

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

19	Report furnished to security holders	None

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	None

24	Power of attorney	None

31	Certifications	Filed herewith

32	Certification of periodic financial reports under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith