Form 10-K/A
period 2002-12-31
RAYONIER INC
filed 2003-09-19
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant at the close of business on June 28, 2002 was $1,332,026,807.

As of September 18, 2003, there were outstanding 42,454,757 Common Shares of the Registrant.

The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 15, 2003, is incorporated by reference in Part III of the Form 10-K/A.

FORM 10-K/A

Rayonier Inc. (the Company) is amending its December 31, 2002 Annual Report on Form 10-K to change its presentation of certain non-GAAP financial measures primarily for EBITDA, EBITDA by Segment and Free Cash Flow.

i

*	Included pursuant to Instruction 3 to Item 401 (b) of Regulation S-K

ii

INDEX TO FINANCIAL STATEMENTS

Page
Report of Management	F-1
Independent Auditors’ Report	F-1
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2002	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3 to F-4
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002	F-5
Notes to Consolidated Financial Statements	F-6 to F-29

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts	F-30

All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	A
Exhibit Index	B to E

iii

PART I

Item 1. BUSINESS

General

Rayonier Inc. (Rayonier or the Company), including its subsidiaries, is a leading international forest products company primarily engaged in the production and sale of high value-added performance cellulose fibers and activities associated with timberland management, including the sale of timber and timberlands. Rayonier owns and operates two performance fibers mills in the United States and owns, leases or controls approximately 2.2 million acres of timberland located primarily in the United States and New Zealand. The Company also manufactures wood products through its lumber manufacturing facilities in the United States and a medium-density fiberboard (MDF) plant in New Zealand. In addition, the Company engages in the trading of logs and wood products. In November 2000, the Company announced that it would focus its corporate strategy on two core reportable segments—Performance Fibers and Timber and Land.

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

Rayonier operates in three reportable business segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information: Performance Fibers, Timber and Land, and Wood Products. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Timber and Land segment’s strategies include buying and managing timberlands, selling timber, and selling timberland and certain high value timberland (known as higher and better use, “HBU”) to be used for conservation, real estate development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Land sales. Timber sales include all activities that relate to the harvesting of timber, while Land sales include the sale of all timberland tracts, including those designated as HBU. The Wood Products segment includes lumber and MDF. The Company’s remaining operations are combined and reported in an “Other” category as permitted by SFAS No. 131 and include the purchasing and harvesting of timber from third parties and selling logs (timber trading) and trading wood products. The Company’s prior years’ presentation conforms with the 2002 segment reporting. For information on sales, operating income and identifiable assets by reportable segment, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3—Segment and Geographical Information.

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

This segment includes two major product lines—Cellulose Specialties and Absorbent Materials.

Cellulose Specialties—Rayonier is one of the world’s leading producers of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form of cellulose. Cellulose Specialties products are used in a wide variety of end uses such as: acetate textile fibers, rigid packaging, photographic film, impact-resistant plastics, cigarette filters, high-tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, lacquers, paints, printing inks, explosives and LCD screens. In addition, Cellulose Specialties include high value specialty paper applications used for decorative laminates for counter tops, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry. Rayonier concentrates on and is a leading producer of the most highly valued, technologically demanding forms of Cellulose Specialty products, such as cellulose acetate and high-purity cellulose ethers.

Absorbent Materials—Rayonier is a supplier of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

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

Timber—Rayonier owns, leases or controls approximately 2.2 million acres of timberlands as of December 31, 2002, as follows (in thousands of acres):

Region	Total Acres*	%	Fee-Owned Acres	Long-Term Leased Acres
Southeast U.S.	1,657	77	1,397	260
Northwest U.S.	375	17	375	—
New Zealand	119	6	77	42

Total	2,151	100	1,849	302

*	Excluded above are approximately 109,000 acres managed by Rayonier in Australia, 2,000 acres managed in New Zealand and 36,000 acres of non-productive, non-harvestable or native vegetation land in New Zealand.

On October 25, 1999, Rayonier, through its wholly owned subsidiary, RTOC acquired approximately 968,000 owned and leased acres of timberland in Georgia, Florida and Alabama from Jefferson Smurfit Corporation in a business combination accounted for by the purchase method.

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

The Company’s New Zealand forest assets (subsequent to the sale of its New Zealand East Coast operations, see Note 13—Sale of New Zealand East Coast Timber Operations) consist of 77,000 acres of fee-owned timberland, plus Crown Forest Licenses that provide the right to grow and harvest timber on approximately 42,000 acres of government owned timberland for a minimum period of 35 years. Approximately 90 percent of these timberlands consist of radiata pine, well suited for high-quality lumber and panel products. The balance is Douglas fir and other species. Timber is grown and sold for both domestic New Zealand uses and for export, primarily to the Pacific Rim markets. In addition, the Company manages timberlands for other parties in New Zealand and Australia.

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

Region*	Softwood Plantation	Hardwood Lands	Non-Forest	Total
Southeast U.S.	1,108	499	50	1,657
Northwest U.S.	308	17	50	375
New Zealand	103	16	—	119

Total	1,519	532	100	2,151

*	Includes only fee and leased timberlands and excludes management only agreements in New Zealand and Australia.

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

Land—Rayonier invests in timberlands seeking to maximize its total return from a full cycle of ownership. The end cycle includes selling portions of its timberland base to capture the appreciated value of the underlying asset. This program includes selling timberland for others to manage and harvest, and selling HBU timberland more valuable for commercial or residential development or conservation purposes.

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

Other

Rayonier also operates a log trading business and is an exporter and trader of softwood logs in the U.S., New Zealand, Chile and Russia. The Company purchases and harvests timber for sale in domestic and export markets. Timber is purchased from both internal and external sources. In 2002, approximately 31 percent of Northwest U.S. and 48 percent of New Zealand log trading sales volume were sourced from Company timberlands. Logs were also purchased from independent local dealers who in some cases, had purchased cutting rights to Company timberlands. Additionally, Rayonier purchases lumber and wood panel products for sale in both domestic and export markets.

Discontinued Operations and Dispositions

During the second quarter of 2002, the Company sold its New Zealand East Coast timberland operations and associated assets for $64 million. The sale and results of operations were recorded as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows and the related Notes have been reclassified to present the East Coast operations as a discontinued operation. See also Note 13—Sale of New Zealand East Coast Timber Operations.

Prior years’ dispositions include Rayonier’s Port Angeles, WA performance fibers mill that was closed on February 28, 1997; its interest in the Grays Harbor, WA, performance fibers and paper complex, which was closed in 1992; its wholly-owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1989; its Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition. See also Note 12—Reserves for Dispositions and Discontinued Operations.

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

Overseas assets, primarily in New Zealand, were approximately 13 percent of total assets at the end of 2002, and Rayonier’s sales from non-U.S. operations were approximately 12 percent of total sales. See also Note 3—Segment and Geographical Information.

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

Environmental Matters

See “Environmental Regulation” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14—Contingencies.

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

Item 2. PROPERTIES

Rayonier owns, leases or controls approximately 2 million acres of timberlands in the United States. Rayonier manages these properties and sells timber to other Company operating units, as well as unaffiliated parties. Rayonier’s New Zealand subsidiary owns or manages the forest assets on approximately 0.2 million acres of plantation forests in New Zealand and Australia. Rayonier and its wholly owned subsidiaries own or lease various other properties used in their operations. These include two Performance Fibers mills, an Engineered Absorbent Materials (EAM) facility, three lumber manufacturing facilities, an MDF plant, a research facility and Rayonier’s corporate headquarters. These facilities are located in the Southeastern and Northwestern portions of the U.S. and in New Zealand. Additional information on mill volumes is disclosed in Item 6—Selected Financial Data.

Item 3. LEGAL PROCEEDINGS

Rayonier is engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 12—Reserves for Dispositions and Discontinued Operations and Note 14—Contingencies.

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

Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges brought by the U.S. Environmental Protection Agency (EPA) and the Louisiana Department of Environmental Quality in June 1990, in United States District Court for the Western District of Louisiana. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites that are still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties were unable to complete the sale and the consent decree was vacated in May 2002. As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at December 31, 2002 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute. See also Note 12—Reserves for Dispositions and Discontinued Operations.

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

EXECUTIVE OFFICERS OF RAYONIER

W. Lee Nutter, 59, Chairman, President and Chief Executive Officer—Mr. Nutter joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President, Timber and Wood in 1984, Vice President, Forest Products in 1985, Senior Vice President, Operations in 1986 and Executive Vice President in 1987. He was elected President and Chief Operating Officer and a director of Rayonier in 1996 and to his current position effective January 1999. Mr. Nutter serves on the Board of Directors and the Executive Committee of the American Forest and Paper Association and on the Board of Directors of the National Council for Air and Stream Improvement. He is also a member of the North Florida Regional Board of Sun Trust Bank. He holds a B.A. degree in Business Administration from the University of Washington and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Paul G. Boynton, 38, Senior Vice President, Performance Fibers—Mr. Boynton joined Rayonier in 1999 as Director, Specialty Pulp Marketing and Sales. He was elected Vice President, Performance Fibers Marketing and Sales in October 1999, Vice President, Performance Fibers in January 2002, and to his current position effective July 2002. Prior to joining Rayonier, he held positions with 3M Corporation from 1990 to 1999, most recently as Global Brand Manager, 3M Home Care Division (global manufacturer and marketer of cleaning tool products). He holds a B.S. degree in mechanical engineering from Iowa State University, an M.B.A. degree from the University of Iowa, and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Timothy H. Brannon, 55, Senior Vice President, Forest Resources and Wood Products—Mr. Brannon joined Rayonier in 1972 at its Southern Wood Piedmont subsidiary (SWP). He was named Vice President and Chief Operating Officer of SWP in 1983 and President in 1992. Mr. Brannon was elected Rayonier’s Vice President and Director, Performance Fibers Marketing and Sales in 1994, Vice President, Asia Pacific and Managing Director, Rayonier New Zealand in 1998, and to his current position effective March 2002. He holds a B.A. degree in psychology from Tulane University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

John P. O’Grady, 57, Senior Vice President, Administration—Mr. O’Grady joined Rayonier in 1991 as Vice President, Administration. He was elected Senior Vice President, Human Resources in 1994 and to his current position effective January 1996. Mr. O’Grady serves on the American Forest and Paper Association’s employee and labor relations committee and as a Management Trustee for the Paper, Allied-Industrial, Chemical and Energy Workers International Union Health and Welfare Trust. From 1994 to 1997, he served on the board of advisors of the Business and Industry Council of the College of New Jersey (formerly Trenton State College). He holds a B.S. degree in Labor Economics from the University of Akron, an M.S. degree in Industrial Relations from Rutgers University and a Ph.D. in Management from California Western University.

Gerald J. Pollack, 61, Senior Vice President and Chief Financial Officer—Mr. Pollack joined Rayonier in 1982 as Vice President and Controller. He was elected to the position of Vice President and Chief Financial Officer in 1986 and to his current position in May 1992. He is a member of the Board of Directors and Finance Committee of the Jacksonville Symphony Orchestra, and the Board of Directors of the Northern Florida Chapter of Financial Executives International. Mr. Pollack has a B.S. degree in Physics from Rensselaer Polytechnic Institute and an M.B.A. degree in Accounting and Finance from the Amos Tuck School at Dartmouth.

Hans E. Vanden Noort, 44, Vice President and Corporate Controller—Mr. Vanden Noort joined Rayonier as Corporate Controller in 2001, and was elected to his current position in December 2001. Prior to coming to Rayonier, he held a number of senior management positions with Baker Process, a division of Baker Hughes, Inc. (manufacturer of petroleum-related equipment and supplies), most recently as Vice President of Finance and Administration. Mr. Vanden Noort holds a B.B.A. in accounting from the University of Cincinnati, an M.B.A. from the University of Michigan and is a Certified Public Accountant.

Jill Witter, 48, Vice President and General Counsel—Ms. Witter joined Rayonier in 2001 as General Counsel and was elected to her current position in February 2001. Prior to joining Rayonier, she served as Vice President, General Counsel and Secretary of Sunglass Hut International (sales and marketing of sunglasses, watches and accessories) from 1999 to January 2001. She was previously with Angelica Corporation (career apparel, retail and textile services) from 1985 to 1999, most recently as Vice President, Legal, Human Resources, General Counsel and Secretary. She holds a B.A. degree and J.D. degree from the University of Missouri.

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

The financial data below have been restated to reflect the consolidation of two third-party wood chip manufacturers for the five years ended December 31, 2002. As a result, the Company increased property, plant and equipment and debt by $15 million, $18 million, $21 million and $24 million as of December 31, 2001, 2000, 1999 and 1998, respectively. See Note 20—Restatements, for additional information on the restatement.

Also during 2002, the Company sold its New Zealand East Coast timber operations and associated assets. See Note 13—Sale of New Zealand East Coast Timber Operations for details regarding the sale.

In 1999, the Company acquired approximately 968,000 owned and leased acres of timberland. See Note 7—Major Timberland Acquisition for details regarding the acquisition.

	Year Ended December 31
	2002	2001*	2000*	1999*	1998*
	(dollar amounts in millions, except per share data)
Profitability:
Sales	$1,117	$1,124	$1,196	$1,080	$1,051
Operating income	130	149	189	137	125
Provision for dispositions (1)	(3)	—	(15)	—	—
Income from continuing operations	55	57	78	69	63
Net income (8)	54	58	78	69	64
Income from continuing operations:
Per share—Diluted	1.95	2.06	2.80	2.43	2.21
Per share—Basic	1.98	2.09	2.85	2.48	2.24
Net income:
Per share—Diluted	1.92	2.09	2.82	2.44	2.22
Per share—Basic	1.96	2.12	2.87	2.48	2.26

Financial Condition:
Total assets	$1,887	$2,040	$2,181	$2,302	$1,625
Total debt	653	865	991	1,158	514
Book value	710	709	680	656	641
Book value—per share	25.60	25.92	25.09	23.94	23.08

Cash Flow:
Cash flow provided by operating activities	$253	$231	$287	$218	$143
Cash used for investing activities	(77)	(74)	(71)	(321)	(135)
Cash (used for) provided by financing activities	(242)	(158)	(221)	104	(14)
Capital expenditures	77	75	87	92	92
Depreciation, depletion and amortization	166	174	174	103	100
Dividends paid	40	39	39	36	35
Share repurchases	3	2	18	24	27

Non-GAAP Financial Measures:
EBITDA (3)	298	325	369	245	225
Free Cash Flow (4)	62	103	179	92	19
Custodial capital spending (2)	66	61	66	64	50
Debt to EBITDA (3)	2.2 to 1	2.7 to 1	2.7 to 1	4.7 to 1	2.3 to 1

Performance Ratios (%):
Operating income to sales	12	13	16	13	12
Return on equity (5)	8	8	12	11	10
Return on capital (5)	6	6	8	7	8
Debt to capital	48	55	59	64	45

Other:
Number of employees	2,200	2,300	2,300	2,300	2,300
Timberlands—in thousands of acres	2,151	2,267	2,331	2,422	1,477
Dividends paid—per share	1.44	1.44	1.44	1.29	1.24

	Year Ended December 31
	2002	2001	2000	1999	1998
Selected Operating Data:
Performance Fibers
Sales volume
Cellulose Specialties—in thousands of metric tons	435	423	396	364	369
Absorbent Materials—in thousands of metric tons	271	284	329	297	324

Production as a percent of capacity	99%	97%	101%	95%	97%
Timber and Land
Timber sales volume
Northwest U.S.—in millions of board feet	252	251	239	204	212
Southeast U.S.—in thousands of short green tons (6)	4,881	5,395	4,920	2,557	2,360
New Zealand—in thousands of metric tons	805	793	901	866	607

Intercompany Timber sales volume
Northwest U.S.—in millions of board feet	38	48	59	24	12
Southeast U.S.—in thousands of short green tons	37	43	41	40	70
New Zealand—in thousands of metric tons	60	46	178	234	155

Land—acres sold	44,256	67,417	63,221	7,130	3,376

Wood Products
Lumber sales volume—in millions of board feet (7)	325	279	235	255	310

Medium-density fiberboard sales volume— in thousands of cubic meters	163	161	157	129	91

Log trading sales volume
North America—in millions of board feet	123	151	220	205	173
New Zealand—in thousands of metric tons	398	272	748	797	553
Other—in thousands of cubic meters	298	331	335	611	206

Geographical Data (Non-U.S.)
Sales
New Zealand	$87	$72	$84	$77	$56
Other	41	40	49	56	25

Total	$128	$112	$133	$133	$81

Operating Income (Loss)
New Zealand	$9	$3	$(3)	$(8)	$(16)
Other	—	—	2	(1)	(3)

Total	$9	$3	$(1)	$(9)	$(19)

	Year Ended December 31
	2002	2001*	2000*	1999*	1998*
Timber and Land
Sales
Northwest U.S.	$70	$68	$82	$73	$81
Southeast U.S.	148	181	173	79	77
New Zealand	29	24	18	17	16

Total	$247	$273	$273	$169	$174

Operating Income
Northwest U.S.	$48	$49	$65	$52	$59
Southeast U.S.	71	89	81	58	54
New Zealand	5	7	6	5	6

Total	$124	$145	$152	$115	$119

EBITDA (9)
Performance Fibers	$114.1	$115.8	$163.7	$111.3	$105.4
Timber and Land	198.5	227.7	242.5	138.2	139.6
Wood Products	4.1	4.3	(5.0)	9.1	(5.0)
Other Operations	(2.4)	(4.1)	(0.3)	(1.7)	—
Corporate and other	(16.4)	(19.2)	(32.3)	(12.3)	(14.6)

Total	$297.9	$324.5	$368.6	$244.6	$225.4

*	As restated. See Note 20-Restatements.
(1)	Primarily related to closure reserves for the Port Angeles Performance Fibers mill.
(2)	Custodial capital spending, a non-GAAP measure, is defined as capital expenditures to maintain current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition, and in compliance with regulatory requirements. See table in Item 7—Management’s Discussion and Analysis, for reconciliation of Capital Expenditures to Custodial Capital Spending.
(3)	EBITDA is defined as earnings from continuing operations before interest expense, income taxes, depreciation, depletion and amortization. EBITDA is a non-GAAP measure of operating cash generating capacity of the Company. See table in Item 7—Management’s Discussion and Analysis, for reconciliation of Cash Provided by Operating Activities to EBITDA.
(4)	Free Cash Flow is defined as cash provided by operating activities less net Custodial Capital Spending, dividends at prior year level, required debt repayments and the tax benefit on the exercise of stock options. Free cash flow is a non-GAAP measure of cash generated during a period that is available for discretionary capital expenditures, increasing dividends above the prior year level, repurchasing the Company’s common shares and/or reducing debt within the period. See table in Item 7—Management’s Discussion and Analysis, for reconciliation of Cash Provided by Operating Activities to Free Cash Flow.
(5)	Based on income from continuing operations.
(6)	1998 includes salvage volume of 279,000 short green tons resulting from the Southeast U.S. forest fires.
(7)	1998 includes sales volumes of 51 million board feet of the Plummer, ID, lumber mill, which closed in July 1998 after fire damaged the facility.
(8)	Included in the calculation of net income are certain items that are infrequent in either occurrence or size and are, in the eyes of management, important to understand the financial performance or liquidity of the Company in the comparative annual periods being reported on. These “items of interest” and their effect on net income for the periods indicated were as follows:

Items of Interest	Increase/(decrease) to Net Income for the Year Ended December 31
	2002	2001	2000	1999	1998
Disposition reserve (a)	$(1.7)	$—	$(9.4)	$—	$—
Southeast land sale (b)	—	—	—	3.2	—
Restructuring/relocation (c)	—	—	—	(2.6)	—
Contract dispute (d)	—	—	—	(2.9)	—
Asset sale (e)	—	—	—	5.8	—
Southeast U.S. forest fires (f)	—	—	—	—	(6.2)
New Zealand Joint Venture sale (g)	—	—	4.5	—	—

(a)	Primarily related to a closure reserve for the Port Angeles, WA Performance Fiber mill.
(b)	Genesis Point—Southeast U.S. land sale.
(c)	Primarily costs associated with the Company’s headquarters relocation from Stamford, CT to Jacksonville, FL.
(d)	Southern Wood Piedmont Company (SWP) insurance receivable adjustment.
(e)	Sale of a marine terminal and related assets in the Northwest U.S. (Grays Harbor Dock, WA).
(f)	Southeast U.S. fires resulted in write-off of destroyed timber assets and other fire related expenses, as well as lower prices of salvage timber.
(g)	Sale of Rayonier’s 25 percent interest in a New Zealand timberland joint venture.

(9)	EBITDA, defined as Earnings from Continuing Operations before Interest, Taxes, Depreciation, Depletion and Amortization, is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. The tables below reconcile Cash Provided by Operating Activities of Continuing Operations by segment to EBITDA by segment for the five years ended December 31, 2002.

Reconciliation of Cash Provided by Operating Activities of Continuing Operations by Segment to EBITDA by Segment*

(Dollars in Millions)

	Performance Fibers	Timber and Land	Wood Products	Other	Corporate and Eliminations	Total
2002
Cash provided by operating activities	$118.0	$210.2	$1.4	$11.1	$(87.8)	$252.9
Less: Non-cash cost basis of land sold	—	(11.1)	—	(2.6)	—	(13.7)
Add: Income tax expense	—	—	—	—	14.9	14.9
Interest expense	—	—	—	—	62.4	62.4
Working capital increases (decreases)	(12.7)	3.1	3.2	(7.8)	8.4	(5.8)
Other balance sheet increases (decreases)	8.8	(3.7)	(0.5)	(3.1)	(14.3)	(12.8)

EBITDA	$114.1	$198.5	$4.1	$(2.4)	$(16.4)	$297.9

2001
Cash provided by operating activities	$136.6	$231.5	$4.6	$(3.0)	$(138.7)	$231.0
Less: Non-cash cost basis of land sold	—	(9.1)	—	(0.9)	—	(10.0)
Add: Income tax expense	—	—	—	—	23.7	23.7
Interest expense	—	—	—	—	70.3	70.3
Working capital increases (decreases)	(19.0)	6.8	0.5	2.6	14.8	5.7
Other balance sheet increases (decreases)	(1.8)	(1.5)	(0.8)	(2.8)	10.7	3.8

EBITDA	$115.8	$227.7	$4.3	$(4.1)	$(19.2)	$324.5

2000
Cash provided by operating activities	$150.6	$244.2	$2.8	$27.4	$(138.4)	$286.6
Less: Non-cash cost basis of land sold	—	(10.3)	—	(4.0)	—	(14.3)
Add: Income tax expense	—	—	—	—	29.4	29.4
Interest expense	—	—	—	—	87.2	87.2
Working capital increases (decreases)	15.0	6.7	(6.7)	(15.8)	4.5	3.7
Other balance sheet increases (decreases)	(1.9)	1.9	(1.1)	(7.9)	(15.0)	(24.0)

EBITDA	$163.7	$242.5	$(5.0)	$(0.3)	$(32.3)	$368.6

1999
Cash provided by operating activities	$116.4	$131.1	$11.0	$21.3	$(62.1)	$217.7
Less: Non-cash cost basis of land sold	—	(3.4)	—	(3.9)	—	(7.3)
Add: Income tax expense	—	—	—	—	29.1	29.1
Interest expense	—	—	—	—	43.7	43.7
Working capital increases (decreases)	(5.1)	(9.4)	3.1	(10.4)	(15.3)	(37.1)
Other balance sheet increases (decreases)	—	19.9	(5.0)	(8.7)	(7.7)	(1.5)

EBITDA	$111.3	$138.2	$9.1	$(1.7)	$(12.3)	$244.6

1998
Cash provided by operating activities	$111.2	$137.4	$(2.1)	$7.1	$(111.0)	$142.6
Less: Non-cash cost basis of land sold	—	(2.5)	—	(6.1)	—	(8.6)
Add: Income tax expense	—	—	—	—	25.8	25.8
Interest expense	—	—	—	—	36.5	36.5
Working capital increases (decreases)	(8.8)	2.3	(5.9)	4.0	31.5	23.1
Other balance sheet increases (decreases)	3.0	2.4	3.0	(5.0)	2.6	6.0

EBITDA	$105.4	$139.6	$(5.0)	$—	$(14.6)	$225.4

* Unusual, non-trade intercompany items between the segments have been eliminated.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has restated its Consolidated Financial Statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 related to the consolidation of two third-party wood chip manufacturers as discussed in Note 20—Restatements. The MD&A gives effect to this restatement.

Segment Information (in millions)	Year Ended December 31
	2002	2001	2000
Sales
Performance Fibers
Cellulose Specialties	$375	$369	$348
Absorbent Materials	151	178	228

Total Performance Fibers	526	547	576

Timber and Land
Timber	172	189	203
Land	75	84	70

Total Timber and Land	247	273	273

Wood Products
Lumber	99	89	85
MDF	38	36	34

Total Wood Products	137	125	119

Other	216	192	252
Intersegment Eliminations	(9)	(13)	(24)

Total sales	$1,117	$1,124	$1,196

Operating Income (Loss)
Performance Fibers	$36	$36	$85

Timber and Land
Timber	77	94	114
Land	47	51	38

Total Timber and Land	124	145	152

Wood Products	(9)	(9)	(17)
Other	(3)	(5)	(2)
Provision for dispositions	(3)	—	(15)
Corporate and eliminations	(15)	(18)	(14)

Total operating income	$130	$149	$189

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

Other

Sales of all other operations of $216 million were $24 million above prior year, while the operating loss of $3 million was $2 million below the prior year loss. In 2002, trading margins improved based on higher sales compared to 2001. The Company has consolidated certain operations in its non-core businesses in order to improve operating margins, but does not have immediate plans to exit these businesses.

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

Rayonier purchases foreign currency forward contracts to offset the impact of New Zealand/U.S. dollar exchange fluctuations on operating results. Upon purchase, the Company prepares and accumulates the required formal documentation in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and designates each New Zealand dollar forward contract as a cash flow hedge of certain forecasted New Zealand dollar-denominated cash outflows. At each reporting date thereafter, the contracts are marked-to-market and changes in the fair value of the forward contracts are deferred and recorded as part of “Accumulated other comprehensive income (loss).” When the forecasted transaction comes to fruition and is recorded in earnings, the gains or losses on the contracts are reclassified to the Consolidated Statements of Income and Comprehensive Income on the line entitled “Other operating income, net.” In 2002, the Company recorded a pre-tax gain of $1.2 million relating to the contracts versus a pre-tax loss of $0.6 million in 2001. In 2002, the New Zealand/U.S. dollar exchange rate increased from 0.42 on January 1, 2002, to 0.52 on December 31, 2002. For additional information relating to the Company’s New Zealand forward contracts, see Note 4—Financial Instruments.

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

Income Taxes

The effective tax rate for 2002 was 21 percent compared to 29 percent in 2001. The effective tax rates are below U.S. statutory levels primarily due to lower rates in effect for foreign subsidiaries, export sales tax benefits and research and development credits. In 2002, the appreciation of the New Zealand dollar versus the U.S. dollar and the realization of previously unrecognized foreign tax benefits resulted in an even lower effective tax rate. The following table reconciles the Company’s income tax provision at the U.S. statutory rate to the reported provision and effective tax rate for 2002, 2001 and 2000 (in millions):

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

The severe decline in the U.S. equity markets during 2002 reduced the value of the Company’s pension plan assets and lower interest rates have increased the net present value of projected benefit obligations. At December 31, 2002, the Company’s pension plans were underfunded (projected benefit obligation in excess of the fair market value of the plan assets) by approximately $64 million versus $16 million at December 31, 2001. As a result, the Company estimated that approximately $11 million would be required to be contributed to the plan by September 2004 to meet the minimum requirements for the 2003 plan year; alternatively, to avoid additional funding charges the Company elected to contribute $9.5 million in January 2003. In addition to the pension contribution, the Company anticipates increased cash outflows in 2003 related to potential IRS audit settlements and environmental spending. See Note 14—Contingencies, and Environmental Regulation for further information.

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

EBITDA is a non-GAAP measure of operating cash generating capacity of the Company. In 2002, EBITDA was $298 million, a decrease of $27 million from 2001. The decrease was primarily due to lower sales in the Timber and Land segment. In 2001, EBITDA was $325 million, a decrease of $44 million from 2000. This decrease was primarily due to lower operating cash from the Performance Fibers segment and to a lesser degree from the Timber and Land segment.

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the five-year period ended December 31, 2002 (in millions of dollars):

	2002	2001	2000	1999	1998
Cash provided by operating activities	$252.9	$231.0	$286.6	$217.7	$142.6
Less: Non-cash cost basis of land sold	(13.7)	(10.0)	(14.3)	(7.3)	(8.6)
Add: Income tax expense	14.9	23.7	29.4	29.1	25.8
Interest expense	62.4	70.3	87.2	43.7	36.5
Working capital increases (decreases)	(5.8)	5.7	3.7	(37.1)	23.1
Other Balance Sheet increases (decreases)	(12.8)	3.8	(24.0)	(1.5)	6.0

EBITDA	$297.9	$324.5	$368.6	$244.6	$225.4

There is one other non-cash expense critical to the economics of our Timber and Land core business: the non-cash cost basis of land sold. EBITDA plus the non-cash cost basis of land sold for the five years ended December 31, 2002, 2001, 2000, 1999, and 1998, totaled $312 million, $335 million, $383 million, $252 million and $234 million, respectively.

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

In conjunction with the Company’s $170 million revolving credit facility, certain covenants must be met, including ratios based on the financial institution’s own definition of EBITDA (Covenant EBITDA). Covenant EBITDA as defined by the bank financing agreement consists of earnings from continuing operations before the cumulative effect of accounting changes and provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of timberland and real estate sold. In addition, there are covenant requirements in effect for RTOC on the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges and the ratio of consolidated debt to consolidated cash flow available for fixed charges. The covenants listed below are calculated on a trailing 12-month basis.

The most restrictive long-term debt covenants in effect for Rayonier as of December 31, 2002, were as follows:

	Covenant Requirement	Actual ratio at December 31, 2002	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	5.04 to 1	2.54
Total debt to Covenant EBITDA should not exceed	4.00 to 1	2.07 to 1	1.93
Consolidated RTOC cash flow available for fixed charges to consolidated RTOC fixed charges should not be less than	1.65 to 1	2.86 to 1	1.21
Consolidated RTOC debt to consolidated RTOC cash flow available for fixed charges may not exceed	4.25 to 1	2.34 to 1	1.91

In addition to the covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets and the making of certain payments between RTOC and Rayonier. The Company is currently in compliance with all of these covenants and does not anticipate non-compliance in the future.

Rayonier defines net Custodial Capital Spending, a non-GAAP measure, as capital expenditures, net of retirements, required to maintain its current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition as well as in compliance with regulatory requirements. The measure is important to properly evaluate the Company’s cash requirements, to forecast potential uses of cash and for use in valuation models. The Company has a system in place to classify capital spending projects as either custodial or discretionary prior to approval and to track expenditures accordingly; however, the determination of discretionary versus custodial spending still requires some level of management judgment and such limitation should be considered when using this measure. In 2002, capital expenditures of $77 million included $66 million of Custodial Capital Spending, of which $7 million was for environmental spending. Discretionary spending of $11 million was for additions to the Jesup packaging line automation and process efficiency projects, the NovaThin® engineered absorbent materials facility, the Baxley automated lumber handling system, and the Swainsboro mill modifications. Rayonier expects to invest approximately $90 million in capital projects for each of the two years ended 2003 and 2004. Capital projects include profit improvement, custodial capital, timberlands reforestation and various projects to comply with new environmental laws and requirements. As new environmental regulations are promulgated, additional capital spending may be required. For additional information concerning environmental expenditures, see Environmental Regulation.

Below is a reconciliation of Capital Expenditures, net of sales and retirements to Custodial Capital Spending, for the five-year period ended December 31, 2002 (in millions):

	2002	2001	2000	1999	1998
Capital Expenditures, net of sales and retirements	$76.7	$74.3	$85.8	$89.9	$86.6
Less: Discretionary spending	(11.1)	(13.4)	(19.9)	(25.8)	(36.7)

Custodial Capital Spending	$65.6	$60.9	$65.9	$64.1	$49.9

Free Cash Flow is a non-GAAP measure of cash generated during a period that is available for discretionary capital expenditures, increasing dividends above the prior year level, repurchasing the Company’s common shares and/or reducing debt within the period. The Company defines Free Cash Flow as cash provided by operating activities of continuing operations less net custodial capital spending, dividends at the prior year level, required debt repayments and the tax benefit on the exercise of stock options. Free Cash Flow of $62 million in 2002 decreased $41 million from 2001. The decrease primarily results from higher mandatory debt repayments in 2002 partly offset by lower working capital requirements. The Free Cash Flow generated in 2002 is not necessarily indicative of the Free Cash Flow that may be generated in future periods.

Below is a reconciliation of Cash Provided by Operating Activities to Free Cash Flow for the five-year period ended December 31, 2002 (in millions):

	2002	2001	2000	1999	1998
Cash provided by operating activities	$252.9	$231.0	286.6	217.7	142.6
Custodial capital spending, net	(65.6)	(60.9)	(65.9)	(64.1)	(49.9)
Dividends at prior year level	(39.9)	(39.2)	(35.1)	(34.3)	(33.6)
Required debt repayments*	(83.2)	(26.8)	(6.3)	(27.2)	(40.1)
Tax benefit on exercise of stock options	(2.5)	(1.5)	—	—	—

Free Cash Flow	$61.7	$102.6	$179.3	$92.1	$19.0

*	The required repayments represent debt that matured and was paid during the period. In addition to the required payments, the Company made discretionary debt repayments of $130.0 million, $99.5 million, $160.0 million, $102.5 million and $0 million, in 2002, 2001, 2000, 1999 and 1998, respectively.

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

The following table aggregates the Company’s contractual financial obligations and anticipated cash spending by period:

Contractual Financial Obligations (000’s)	Total	Payments Due by Period			Thereafter
		2003	2004-2005	2006-2007
Current maturities of long-term debt	$3,520	$3,520	$—	$—	$—
Long-term debt	648,200	—	87,120	121,315	439,765
Operating leases—timberland	127,661	6,491	12,454	11,792	96,924
Operating leases—PP&E, offices	22,656	10,524	4,234	2,385	5,513
Capital leases	366	—	—	—	366
Purchase obligations	4,777	4,777	—	—	—

Total contractual cash obligations	$807,180	$25,312	$103,808	$135,492	$542,568

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

Critical Accounting Policies

The preparation of Rayonier’s financial statements requires the Company to make estimates, assumptions and judgements that affect the assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities reported in this Annual Report on Form 10-K/A. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions.

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

In determining pension expense of $3.4 million in 2002, a $14 million return on pension assets was assumed, based on an expected long-term rate of return of 9.75 percent, versus an actual loss of $14 million. This long term return assumption (calculated using geometric/compound averaging) was established based on historical long-term rates of return on broad equity and bond indices, discussions with the Company’s actuaries and investment advisors and consideration of the actual annualized rate of return of 11 percent through 2001 (since the 1994 spin–off from ITT Corporation). With the recent decline in equity markets the Company has reduced its long-term rate of return assumption to 8.5 percent, effective January 1, 2003. Management will review this assumption periodically to ensure it remains reasonable. At December 31, 2002 the Company’s asset mix consisted of 62 percent equities and 38 percent bonds. The Company does not expect this mix to materially change in the future.

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

See Index to Financial Statements on page iii.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 with respect to directors is incorporated herein by reference to the definitive proxy statement involving the election of directors filed or to be filed by Rayonier with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K/A.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14. CONTROLS AND PROCEDURES

On February 28, 2003, the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures. Based on such evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures are well designed and effective in seeing that material information regarding the Company’s financial statement and disclosure obligations are promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner. The Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer again on March 21, 2003, to finalize disclosure in this Form 10-K. The Company’s disclosure committee also met with the Chief Executive Officer and the Chief Financial Officer on September 15, 2003 to review the amendments made to this Form 10-K/A.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report:

(1)	See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.

(2)	See Schedule II—Valuation and Qualifying Accounts. All other financial statement schedules have been omitted because they are not applicable, the required matter is not present or the required information has been otherwise supplied in the financial statements or the notes thereto.

(3)	See Exhibit Index on pages D, E and F for a list of the exhibits filed or incorporated herein as part of this report.

(b)	Reports on Form 8-K:

(1)	Rayonier filed a report on Form 8-K dated October 15, 2002, to announce that the Company had paid off $78 million of 7.5 percent, 10-year notes.

(2)	Rayonier filed a report on Form 8-K dated October 25, 2002, to announce that the buyer of the Company’s New Zealand East Coast operations completed the transaction with an early payment of the $46.5 million note receivable.

(3)	Rayonier filed a report on Form 8-K dated December 17, 2002, announcing the Board of Directors’ approval of the sale of 8,465 acres of timberland that is scheduled to close mid 2003.

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

Rayonier’s internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in policies, procedures and a written code of conduct that are communicated to Rayonier’s employees. Management continually monitors the system of internal controls for compliance. Rayonier’s independent certified public accountants, Deloitte & Touche LLP, evaluate and test internal controls as part of their annual audit and make recommendations for improving internal controls. Management takes appropriate action in response to each recommendation. The Board of Directors and the officers of Rayonier monitor the administration of Rayonier’s policies and procedures and the preparation of financial reports.

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

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

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

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Thousands of dollars)

ASSETS

	2002	2001
		As restated, See Note 20
CURRENT ASSETS
Cash and cash equivalents	$18,924	$14,123
Accounts receivable, less allowance for doubtful accounts of $2,665 and $3,392	97,927	101,480
Inventory	85,071	91,010
Timber purchase agreements	10,784	18,996
Other current assets	16,139	9,451

Total current assets	228,845	235,060

TIMBER PURCHASE AGREEMENTS	2,813	5,120

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,023,243	1,131,723

PROPERTY, PLANT AND EQUIPMENT
Land	19,847	17,620
Buildings	112,074	117,489
Machinery and equipment	1,255,406	1,267,341

Total property, plant and equipment	1,387,327	1,402,450
Less—accumulated depreciation	846,289	806,514

	541,038	595,936

OTHER ASSETS	91,257	72,328

	$1,887,196	$2,040,167

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Thousands of dollars)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2002	2001
		As restated, See Note 20
CURRENT LIABILITIES
Accounts payable	$66,770	$65,247
Bank loans and current maturities	3,520	10,690
Accrued taxes	29,994	13,606
Accrued payroll and benefits	18,399	14,471
Accrued interest	8,314	6,391
Accrued customer incentives	11,121	12,935
Other current liabilities	17,734	17,360
Current reserves for dispositions and discontinued operations	15,902	15,310

Total current liabilities	171,754	156,010

DEFERRED INCOME TAXES	110,160	131,723

LONG-TERM DEBT	649,628	854,270

NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	146,295	153,394

OTHER NON-CURRENT LIABILITIES	99,647	35,976

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Shares, 60,000,000 shares authorized, 27,719,409 and 27,345,395 shares issued and outstanding	76,613	59,721
Retained earnings	664,037	649,775
Accumulated other comprehensive income (loss)	(30,938)	(702)

	709,712	708,794

	$1,887,196	$2,040,167

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

Cellulose Specialties—Rayonier is a producer of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form of cellulose fiber. Rayonier concentrates on producing the most highly valued, technologically demanding forms of cellulose specialty products, such as cellulose acetate and high-purity cellulose ethers, and is a leading supplier of these products.

Absorbent Materials—Rayonier is a supplier of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

Timber and Land

The Timber and Land segment executes its strategies in two ways: Timber and Land sales.

Timber—Rayonier owns, leases or controls approximately 2.2 million acres of timberlands in the U.S. and New Zealand. The Company manages timberlands and sells standing timber and logs to third parties.

Land—Rayonier invests in timberlands seeking to maximize its total return from a full cycle of ownership. The end cycle includes selling portions of its timberland base to capture the appreciated value of the underlying asset. This program includes selling timberland for others to manage and harvest, and selling higher and better use (HBU) timberland properties more valuable for commercial and residential development or conservation purposes.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends the transition and disclosure provisions of SFAS No. 123 with respect to the implementation of the fair value method of accounting for options. See Note 18—Incentive Stock Plans for additional information regarding the Company’s stock options.

Pursuant to the disclosure requirements of SFAS No. 148, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Pension and Postretirement Benefits

Rayonier records pension and postretirement costs and liabilities, including an additional minimum liability in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, health care cost trends, longevity and service lives of employees. Management reviews and updates these assumptions periodically. See Note 19—Employee Benefit Plans, for the disclosures required by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.

Reclassifications

Certain 2001 and 2000 amounts have been reclassified to agree with the current year presentation.

3. SEGMENT AND GEOGRAPHICAL INFORMATION

Rayonier operates in three reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Performance Fibers, Timber and Land, and Wood Products. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Timber and Land segment’s strategies include buying and managing timberlands, selling timber, and selling timberland and certain high value timberland (known as higher and better use, HBU) to be used for conservation, real estate development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Land sales. Timber sales include all activities that relate to the growing and harvesting of timber, while Land sales include the sale of all timberland tracts, including those designated for HBU. The Wood Products segment includes lumber and MDF. The Company’s remaining operations include the purchasing and harvesting of timber from third parties and selling logs (timber trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. The accounting policies of all operating segments are the same as those described in Note 2—Summary of Significant Accounting Policies. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

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

	Year Ended December 31,
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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

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

Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and cash equivalents—The carrying amount is equal to fair market value.

Debt—The Company’s short-term bank loans and floating rate debt approximate fair value. The fair value of fixed rate long-term debt is based upon quoted market prices for these or similar issues or rates currently available to the Company for debt with similar terms and maturities.

Foreign currency forward contracts—The fair value of foreign currency forward contracts is based on dealer-quoted market prices of comparable instruments.

Interest rate swap agreements—The fair value of interest rate swap agreements is based upon the estimated cost to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The Company obtains a market valuation to determine the fair value of the swap.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

5. GAIN ON SALE OF JOINT VENTURE

In December 2000, Rayonier sold its 25 percent interest in a New Zealand timberland joint venture for $14.6 million, resulting in a gain of $7.6 million.

6. OTHER ASSETS

Other assets are composed of pension assets, manufacturing and maintenance supplies not expected to be utilized over the next 12 months, long-term receivables, and deferred costs. In 2002, the Company evaluated projected usage of manufacturing and maintenance supplies and determined that approximately $11 million should be considered long-term.

Unamortized debt issuance costs of approximately $4.8 million and $6.7 million at December 31, 2002 and 2001, respectively, are included in Other Assets. Approximately $3.6 million and $4.7 million of the 2002 and 2001 balances, respectively, relate to the Smurfit major timberland acquisition. Such costs are amortized to interest expense over the respective term of the debt instruments and totaled $2.1 million, $1.8 million and $2.2 million in 2002, 2001 and 2000, respectively.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2002, the Company had New Zealand net operating loss carryforwards of $62 million with an indefinite carryforward period. In addition, $1.5 million of foreign tax credit carryforwards that expire during 2004 through 2007, were available to reduce future income taxes. Management believes that it will obtain the full benefit of the deferred tax assets based on its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to be tax deductible. At December 31, 2002, the Company had a current deferred tax asset of $5.2 million that is included in “Other Current Assets” in the Consolidated Balance Sheet. In 2001, there was a current deferred tax liability of $2.6 million which is included in “Accrued Taxes” in the accompanying Consolidated Balance Sheet.

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

A reconciliation of the income tax provision from discontinued operations at the U.S. statutory rate to the reported provision for income taxes follows:

	2002	%	2001	%	2000	%
Income tax provision from discontinued operations at U.S. statutory rate	$1,170	35.0	$667	35	$606	35
Foreign exchange rate differences*	2,917	87.0	551	29	455	26

Income tax provision from discontinued operations as reported	$4,087	122.0	$1,218	64.0	$1,061	61.0

*	The majority of the 2002 amount is attributable to the tax effected difference between the May 2002 exchange rate and the historical exchange rate applied to the book value of the disposed assets.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

9. INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE

Basic earnings per share (EPS) is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and contingent performance shares. In 2002, 345,952 stock options were excluded from the computation of diluted EPS due to their anti-dilutive effect. In 2001 and 2000, 604,970 and 1,051,472 stock options, respectively, were similarly excluded.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

2003	$3,520
2004	83,545
2005	3,575
2006	3,310
2007	118,005
2008-2015	439,765

$651,720

During 2002, the Company reduced its long-term debt by $213.2 million including $78 million of 7.5% debentures paid off in October 2002.

The carrying value of the medium-term notes due 2004 was increased by $1.4 million to reflect the fair market value of the interest rate swap obtained in 2002. See Note 4—Financial Instruments for more information.

In 2002, the Company consolidated two third-party wood chip manufacturers resulting in the consolidation of two term loans which increased long-term debt by $12.1 million in 2002 and $15.2 million in 2001. See Note 20—Restatements for additional information.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

A brief description of each of these sites is as follows:

Augusta, Georgia —SWP operated a wood treating plant at this site from 1928 to 1988. SWP is the only PRP at this site. The majority of visually contaminated soils have been removed, and remediation activities consist of a groundwater recovery system. The site had operated under a 10 year Resource Conservation and Recovery Act (RCRA)/Hazardous and Solid Waste Amendments of 1984 hazardous waste permit, which recently expired. SWP is currently waiting on a renewed permit. Current cost estimates could change if discharge volumes increase or decrease drastically or if enhanced remediation is implemented. Total spending as of December 31, 2002 was $58.5 million.

Spartanburg, South Carolina—SWP operated a wood treatment plant at this site from 1925 to 1989. SWP is the only PRP at this site. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone sparging system treating soil and groundwater and, (3) an ion-exchange resin system treating groundwater. Current cost estimates are expected to decrease due to changes in the sampling and analysis schedule as areas are cleaned up. A cost estimate has been determined for cleanup of an adjoining area, which received runoff from a portion of the former operating plant. Changes in costs associated with this phase of clean up are unpredictable at this time. SWP is currently awaiting state agency approval to begin. Total spending as of December 31, 2002 was $31.5 million.

East Point, Georgia—SWP operated a wood preserving facility at this site from 1908 to 1984. The site is subject to a 30-year RCRA hazardous waste facility permit, which is renewed on a 10-year basis. SWP is the only PRP at this site. The facility is in an advanced stage of corrective action with active remedial measures in place. Limited additional remedial measures may be necessary. Cost estimates are relatively firm. Total spending as of December 31, 2002 was $13.3 million.

Included in the reserves for the three SWP sites discussed above are soil remediation costs related to the recycling of 150,000 tons of contaminated soil by a third-party processor. See Note 14—Contingencies for additional information. The 2002 revisions to the estimates in the table above for the three SWP sites include provisions that the Company believes will be probable upon the ultimate resolution of the matter.

Port Angeles, Washington—Rayonier operated a dissolving sulfite pulp mill on a 70-acre site on Port Angeles, Washington’s harbor from 1930 to 1997. The mill was dismantled in 1997 and 1998 and was also evaluated for Superfund listing by the U.S. Environmental Protection Agency (EPA) during the same period. The EPA subsequently deferred the site to the State of Washington in May 2000. Several interim clean up actions for petroleum and PCB contamination have been completed. Total spending as of December 31, 2002 was $39.7 million.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

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

Operating results of the discontinued operation for the years ended December 31, are summarized below:

	2002	2001	2000
Sales	$19,011	$41,154	$30,512
Operating Income	$1,684	$1,905	$1,730
Income from discontinued operations	$904	$688	$669

The Consolidated Balance Sheets, which have not been reclassified, include assets and liabilities of discontinued operations as follows:

	December 31, 2002	December 31, 2001
Current assets	$—	$4,017
Other assets	—	65,822

Total assets	—	69,839
Current liabilities	81	1,350
Other non-current liabilities	—	1,366

Net assets (liabilities) of discontinued operations	$(81)	$67,123

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

Legal Proceedings

The Company is involved in various legal actions, including those involving environmental matters that are discussed more fully in Note 12–Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges by the EPA and the Louisiana Department of Environmental Quality. In dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites that are still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties were unable to complete the sale and the consent decree was vacated in May 2002. As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at December 31, 2002 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute. See also Note 12—Reserves for Dispositions and Discontinued Operations.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

17. SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for each of the three years ended December 31, 2002, follows:

	Common Shares		Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2000	27,407,094	$63,709	$—	$592,382	$656,091
Net income	—	—	—	78,187	78,187
Dividends paid ($1.44 per share)	—	—	—	(39,185)	(39,185)
Issuance of shares under incentive stock plans	130,368	2,632	—	—	2,632
Repurchase of common shares	(433,000)	(17,624)		—	(17,624)

Balance, December 31, 2000	27,104,462	$48,717	$—	$631,384	$680,101
Net income	—	—	—	57,598	57,598
Dividends paid ($1.44 per share)	—	—	—	(39,207)	(39,207)
Issuance of shares under incentive stock plans	293,833	11,561	—	—	11,561
Unrealized gain on hedged transactions	—	—	7	—	7
Minimum pension liability adjustments	—	—	(709)	—	(709)
Repurchase of common shares	(52,900)	(2,031)	—	—	(2,031)
Tax benefit on exercise of stock options	—	1,474	—	—	1,474

Balance, December 31, 2001	27,345,395	$59,721	$(702)	$649,775	$708,794
Net income	—	—	—	54,172	54,172
Dividends paid ($1.44 per share)	—	—	—	(39,910)	(39,910)
Issuance of shares under incentive stock plans	444,014	17,566	—	—	17,566
Unrealized gain on hedged transactions	—	—	697	—	697
Minimum pension liability adjustments	—	—	(30,933)	—	(30,933)
Repurchase of common shares	(70,000)	(3,144)	—	—	(3,144)
Tax benefit on exercise of stock options	—	2,470	—	—	2,470

Balance, December 31, 2002	27,719,409	$76,613	$(30,938)	$664,037	$709,712

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

The Company applies the intrinsic value based method of APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock plans. Accordingly, the Company is adopting the disclosure requirements of SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, effective for the fiscal year ending December 31, 2002, which requires presentation of pro forma net income and earnings per share information under SFAS No. 123. See Stock-based Compensation in Note 2—Summary of Significant Accounting Policies.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

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

A summary of the status of the Company’s stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,218,960	$38.60	2,192,410	$37.78	1,911,642	$36.01
Granted	337,250	$49.64	368,050	$38.56	373,250	$46.24
Exercised	(407,649)	$35.13	(291,333)	$31.52	(64,318)	$31.81
Canceled	(16,929)	$43.99	(50,167)	$43.40	(28,164)	$43.47

Outstanding at end of year	2,131,632	$40.97	2,218,960	$38.60	2,192,410	$37.78

Options exercisable at year-end	1,794,529	$40.05	1,459,765	$36.76	1,335,181	$33.66

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
$28.88 - $33.38	466,835	31.25	2.2	466,835	31.25
$33.39 - $40.47	546,799	38.23	6.4	438,959	38.21
$40.48 - $45.56	472,832	43.77	5.5	465,793	43.78
$45.57 - $50.75	645,166	48.28	8.0	422,942	47.56

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

The following tables set forth the funded status of the Rayonier pension and postretirement benefit plans, the amounts recognized in the balance sheets of the Company at December 31, 2002 and 2001 and the principal weighted average assumptions inherent in their determination:

	Pension		Postretirement
	2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$146,861	$125,267	$28,336	$19,955
Service cost	5,590	4,490	576	411
Interest cost	10,754	9,772	2,012	1,777
Actuarial loss	17,699	8,221	2,522	1,984
Plan Amendments	—	7,213	—	6,894
Benefits paid	(8,232)	(8,102)	(2,500)	(2,685)

Benefit obligation at end of year	$172,672	$146,861	$30,946	$28,336

Change in Plan Assets
Fair value of plan assets at beginning of year	$130,440	119,951	$—	$—
Actual return on plan assets	(14,166)	(1,284)	—	—
Employer contributions	665	20,753	2,500	2,685
Other expense	(459)	(878)	—	—
Benefits paid	(8,232)	(8,102)	(2,500)	(2,685)

Fair value of plan assets at End of Year	$108,248	$130,440	$—	$—

Reconciliation of Funded Status at end of year
Funded status	$(64,424)	$(16,421)	$(30,946)	$(28,336)
Unrecognized prior service cost	12,728	14,333	4,003	4,298
Unrecognized actuarial net (gain) loss	61,208	15,024	10,952	8,895
Unrecognized net transition obligation	(200)	(861)	—	—

Prepaid / (accrued) benefit cost	$9,312	$12,075	$(15,991)	$(15,143)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$19,585	$18,661	$—	$—
Accrued benefit liability	(72,800)	(9,506)	(15,991)	(15,143)
Intangible asset	13,085	1,793	—	—
Accumulated other comprehensive loss	49,442	1,127	—	—

Prepaid / (accrued) benefit cost	$9,312	$12,075	$(15,991)	$(15,143)

	Pension		Postretirement
	2002	2001	2002	2001
Significant Assumptions as of December 31:
Discount rate	6.50%	7.40%	6.50%	7.40%
Return on plan assets	9.75%	9.75%	—	—
Rate of compensation increase	5.00%	5.00%	—	—
Ultimate health care trend rate	—	—	5.00%	5.00%

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

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

The provisions of SFAS No. 87, Employees’ Accounting for Pensions, required Rayonier to record an additional minimum liability of $62.5 million at December 31, 2002. This liability represents the amount by which the accumulated benefit obligation exceeds the fair market value of Plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $13.1 million at December 31, 2002 are included on the line titled “Other Assets” in the Consolidated Balance Sheet. The remaining amount of $31.6 million, net of related tax benefits, is recorded as a component of Shareholders’ Equity on the line titled “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet at December 31, 2002.

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

As a result, the Consolidated Financial Statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 have been restated from the amounts previously reported to consolidate these two wood chip manufacturers. Net income and earnings per share for the two years ended December 31, 2001 and 2000 (and for all prior periods), have not changed due to the restatement, as the wood chip costs had been included in cost of sales for those periods. Operating income for the years ended December 31, 2001 and 2000, has changed to reflect a portion of the facilities’ wood chip costs pertaining to an imputed interest charge being reclassified out of cost of sales into interest expense. Interest expense on the construction loans was indirectly passed to Rayonier through invoices for the cost of wood chips it purchased. Property, plant and equipment has been restated for an additional $15 million at December 31, 2001, with a corresponding increase in debt.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

The effect of this restatement for the years ended December 31, 2001 and 2000 is as follows:

	2001		2000
	As previously reported	As restated	As previously reported	As restated

Consolidated Statements of Income and Comprehensive Income
Cost of Sales	$943,537	$942,306	$963,197	$961,751
Operating Income	147,869	149,100	187,782	189,228
Interest Expense	69,083	70,314	85,753	87,199
EPS—Basic	2.12	2.12	2.87	2.87
EPS—Diluted	2.09	2.09	2.82	2.82

	2001
	As previously reported	As restated
Consolidated Balance Sheet
Property, Plant and Equipment	$1,371,550	$1,402,450
Accumulated Depreciation	790,769	806,514
Total Assets	2,025,012	2,040,167
Current Portion of Long-Term Debt	7,600	10,690
Long-Term Debt	842,205	854,270
Total Shareholders’ Equity	708,794	708,794

21. QUARTERLY RESULTS FOR 2002 AND 2001 (UNAUDITED)

	Quarter Ended				Total Year
	March 31	June 30	Sept. 30	Dec. 31
	(Thousands of dollars, except per share amounts)
2002
Sales*	$268,704	$269,276	$293,105	$286,346	$1,117,431
Operating income as previously reported*	27,391	39,515	35,249	27,002	129,157
Operating income as restated (Note 20)*	27,641	39,765	35,500	27,252	130,158
Income from continuing operations*	8,977	17,593	15,478	12,869	54,917
Basic EPS from continuing operations*	0.33	0.64	0.55	0.46	1.98
Diluted EPS from continuing operations*	0.32	0.62	0.55	0.46	1.95
Net income	9,401	16,242	15,638	12,891	54,172
Basic EPS	0.34	0.59	0.56	0.47	1.96
Diluted EPS	0.33	0.57	0.56	0.46	1.92
2001
Sales*	$269,295	$336,705	$263,853	$253,905	$1,123,758
Operating income as previously reported*	37,551	64,370	21,761	24,187	147,869
Operating income as restated (Note 20)*	37,860	64,676	22,069	24,495	149,100
Income from continuing operations*	12,135	31,488	5,998	7,289	56,910
Basic EPS from continuing operations*	0.45	1.16	0.22	0.26	2.09
Diluted EPS from continuing operations*	0.44	1.14	0.22	0.26	2.06
Net income	12,252	31,463	6,025	7,858	57,598
Basic EPS	0.45	1.16	0.22	0.29	2.12
Diluted EPS	0.45	1.14	0.22	0.28	2.09

*	The amounts for the quarters ended March 31, 2002 and 2001 and December 31, 2001 have been reclassified to reflect the New Zealand East Coast operation as a discontinued operation.

RAYONIER INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001, and 2000

	Balance at Beginning of Year	Charged to Cost and Expenses	Additions	Write-Offs (1)	Balance at End of Year
(In thousands)
Year ended December 31, 2002
Allowance for doubtful accounts	$3,392	469	—	(1,196)	$2,665
Maintenance accrual	$1,567	(12,427)	12,360	—	$1,500

Year ended December 31, 2001
Allowance for doubtful accounts	$3,969	—	—	(577)	$3,392
Maintenance accrual	$1,619	(9,499)	9,447	—	$1,567

Year ended December 31, 2000
Allowance for doubtful accounts	$4,859	114	—	(1,004)	$3,969
Maintenance accrual	$1,724	(6,235)	6,130	—	$1,619

(1)	Includes collected amounts previously charged to reserve.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Vice President and Corporate Controller

September 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* W. L. Nutter (Principal Executive Officer)	Chairman of the Board, President, Chief Executive Officer and Director

/s/ GERALD J. POLLACK Gerald J. Pollack (Principal Financial Officer)	Senior Vice President and Chief Financial Officer	September 19, 2003

/s/ HANS E. VANDEN NOORT Hans E. Vanden Noort (Principal Accounting Officer)	Vice President and Corporate Controller	September 19, 2003

* Rand V. Araskog	Director

* Ronald M. Gross	Director

* Paul G. Kirk, Jr.	Director

* Katherine D. Ortega	Director

* Burnell R. Roberts	Director

* Carl S. Sloane	Director

* Ronald Townsend	Director

* Gordon I. Ulmer	Director

*By:	/s/ HANS E. VANDEN NOORT	September 19, 2003
Hans E. Vanden Noort Attorney-In-Fact

A

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Purchase and Sale Agreement dated July 28, 1999 between Rayonier Inc. and Jefferson Smurfit Corporation (U.S.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.2	First Amendment to the Purchase and Sale Agreement dated October 25, 1999 between Rayonier Inc. and Jefferson Smurfit Corporation (U.S.)	Incorporated by reference to Exhibit 2.2 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.3	Assignment and Assumption Agreement dated October 25, 1999 between Jefferson Smurfit Corporation (U.S.) and Timber Capital Holdings LLC	Incorporated by reference to Exhibit 2.3 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.4	Assignment Agreement dated October 25, 1999 between Rayonier Inc. and Rayonier Timberlands Operating Company, L.P.	Incorporated by reference to Exhibit 2.4 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-52437)

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s June 30, 2002 Form 10-Q

4.1	Indenture dated as of September 1, 1992 between the Company and Bankers Trust Company, as Trustee, with respect to certain debt securities of the Company	Incorporated by reference to Exhibit 4.1 to the Registrant’s December 31, 1993 Form 10-K

4.2	First Supplemental Indenture dated as of December 13, 1993	Incorporated by reference to Exhibit 4.2 to the Registrant’s December 31, 1993 Form 10-K

4.3	Three Year Credit Agreement dated effective November 19, 2001 among Rayonier Inc. as Borrower, the banks named therein as Initial Lenders, and Citibank, N.A. as Agent for the Lenders.	Incorporated by reference to Exhibit 4.4 to the Registrant’s December 31, 2001 Form 10-K.

4.4	Credit Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Credit Suisse First Boston, Morgan Stanley Senior Funding, Inc. and Citibank, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s September 30, 1999 Form 10-Q

4.5	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

4.6	Other instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any other instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission

9	Voting trust agreement	None

10.1	Rayonier 1994 Incentive Stock Plan, as amended	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 1998 Form 10-Q.

B

Exhibit No.	Description	Location

10.2	Rayonier Supplemental Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 1997 Form 10-K.

10.3	Rayonier Investment and Savings Plan for Salaried Employees	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K.

10.4	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001.	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K.

10.5	Form of Indemnification Agreement between Rayonier Inc. and its Directors and Officers	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 1993 Form 10-K

10.6	Rayonier Inc. Excess Benefit Plan	Incorporated by reference to Exhibit 10.10 to the Registrant’s December 31, 1993 Form 10-K

10.7	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.8	Rayonier Inc. Excess Savings and Deferred Compensation Plan	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 1997 Form 10-K

10.9	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements	Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 1995 Form 10-K

10.10	Form of Indemnification Agreement between Registrant and directors of Rayonier Forest Resources Company, its wholly owned subsidiary which is Managing General Partner of Rayonier Timberlands, L.P., who are not also directors of Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 1994 Form 10-Q

10.11	Description of Rayonier 1994 Incentive Stock Plan Contingent Performance Share Awards	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 1994 Form 10-Q

10.12	Form of Rayonier 1994 Incentive Stock Plan Contingent Performance Share Award Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 1994 Form 10-Q

10.13	Form of Rayonier 1994 Incentive Stock Plan Restricted Share Award Agreement	Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 1995 Form 10-K

10.14	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.15	Rayonier Substitute Stock Option Plan	Incorporated by reference to Exhibit 4(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-52891)

10.16	Form of Rayonier Substitute Stock Option Award Agreements	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1995 Form 10-K

10.17	Split-Dollar Life Insurance Agreement dated June 22, 1994 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 1994 Form 10-Q

10.18	Amendment to Split-Dollar Life Insurance Agreement, dated July 22, 1997	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1997 Form 10-K

C

Exhibit No.	Description	Location

10.19	Deferred Compensation / Supplemental Retirement Agreement dated June 28, 1994 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 1994 Form 10-Q

10.20	Amendment to Deferred Compensation / Supplemental Retirement Agreement, dated July 22, 1997	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1997 Form 10-K

10.21	Consulting Agreement dated October 19, 1998 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 1998 Form 10-K

10.22	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 1999 Form 10-K

10.23	Change in Control Agreement for W. Lee Nutter.	Incorporated by reference to Exhibit 10.23 to the Registrant’s September 30, 2001, Form 10-Q.

10.24	Trust Agreement for the Rayonier Inc. Legal Resources Trust	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K.

10.25	Trust Agreement for the Rayonier Inc. Supplemental Senior Executive Severance Pay Plan and the Change in Control Agreement for W. Lee Nutter Executive Severance Trust	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K.

10.26	Description of Rayonier Key Executive Insurance Program f/k/a Rayonier Split-Dollar Life Insurance/Deferred Compensation Retention Benefit Program	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2002 Form 10-K.

10.27	Waiver, Release and Non-Disclosure Agreement between Rayonier Inc. and William S. Berry dated March 15, 2002	Incorporated by reference to Exhibit 10.27 to the Registrant’s December 31, 2002 Form 10-K.

11	Statement re computation of per share earnings	Not required to be filed

12	Statements re computation of ratios	Incorporated by reference to Exhibit 12 to the Registrant’s December 31, 2002 Form 10-K.

13	Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

16	Letter re change in certifying accountant	Not applicable

18	Letter re change in accounting principles	Not applicable

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 to the Registrant’s December 31, 2002 Form 10-K.

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	Filed herewith

24	Powers of attorney	Incorporated by reference to Exhibit 24 to the Registrant’s December 31, 2002 Form 10-K.

D

Exhibit No.	Description	Location

31	Certifications	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

E