Form 10-Q/A
period 2003-03-31
RAYONIER INC
filed 2003-09-19
CIK 52827

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

(Principal Executive Office)

Telephone Number: (904) 357-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

As of September 18, 2003 there were outstanding 42,454,757 Common Shares of the Registrant.

FORM 10-Q/A

Rayonier Inc. (the Company) is amending its March 31, 2003 quarterly report on Form 10-Q to change its presentation of certain non-GAAP financial measures primarily for EBITDA, EBITDA by Segment and Free Cash Flow.

RAYONIER INC.

FORM 10-Q/A

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

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (Rayonier or the Company), reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating, and therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2002 Annual Report on Form 10-K/A.

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

Pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table provides a reconciliation for the three months ended March 31, 2003 and 2002 that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123 net of related income tax effects, and shows the reported and pro forma earnings per share amounts. For additional information on the incentive stock plans see Note 18-Incentive Stock Plans in the Company’s 2002 Annual Report on Form 10-K/A.

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

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and dispositions were as follows:

ASSETS	As of March 31, 2003	As of December 31, 2002
Performance Fibers	$537,613	$548,426
Timber and Land	1,087,448	1,107,467
Wood Products	130,760	130,392
Other Operations	43,557	45,940
Corporate	41,948	42,411
Dispositions	5,618	12,560

Total	$1,846,944	$1,887,196

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
	2003	2002
SALES

Performance Fibers	$128,490	$129,291
Timber and Land	61,223	61,390
Wood Products	29,980	34,040
Other Operations	46,578	47,593
Intersegment Eliminations	(333)	(3,610)

TOTAL	$265,938	$268,704

OPERATING INCOME (LOSS)

Performance Fibers	$(1,241)	$6,831
Timber and Land	25,792	29,312
Wood Products	(3,238)	(833)
Other Operations	(4)	(1,594)
Corporate and other	(2,063)	(6,074)

TOTAL	$19,246	$27,642

DEPRECIATION, DEPLETION AND AMORTIZATION

Performance Fibers	$18,600	$18,012
Timber and Land	19,842	21,765
Wood Products	2,934	3,152
Other Operations	87	138
Corporate and other	107	157

TOTAL	$41,570	$43,224

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

Effective January 1, 2003, and in compliance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company adopted the recognition requirements for guarantees entered into after December 31, 2002. The adoption did not have an impact on the Company’s consolidated results of operations or financial position for the three months ended March 31, 2003.

9.	CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the Company’s 2002 Annual Report filed on Form 10-K/A.

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

Rayonier has identified three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as individually material and separate disclosure was presented in the Company’s 2002 Form 10-K/A. There have not been any significant changes in these sites’ reserve requirements for the three months ended March 31, 2003, and therefore separate disclosure is not presented herein. For an analysis of the reserve activity for the two years ended December 31, 2002 and a brief description of these individually material sites, see the Company’s 2002 Annual Report on Form 10-K/A, Note 12 to Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of Rayonier’s consolidated financial statements requires the Company to make estimates, assumptions and judgements that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company’s critical accounting policies, see the Management Discussion and Analysis in the 2002 Annual Report on Form 10-K/A.

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

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities from continuing operations of $39 million for the three months ended March 31, 2003, was $22 million below the same period in the prior year, primarily due to lower operating income, higher working capital requirements and a $10 million pension fund contribution. Cash provided by operating activities from continuing operations and existing cash investments at the beginning of the quarter financed capital expenditures of $18 million, dividends of $10 million and debt reduction of $26 million. Cash flow used for financing activities for the three months ended March 31, 2003 was slightly less than the prior year period due to lower net debt repayments partly offset by lower employee stock options exercised. The Company did not repurchase any of its common shares during the first three months of 2003 or 2002. The Company did not have any cash investments at March 31, 2003, but had $21 million of cash investments as of March 31, 2002, consisting of marketable securities with maturities at date of acquisition of 90 days or less.

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

EBITDA is a non-GAAP measure of operating cash generating capacity of the Company. EBITDA of $62 million was $9 million below the prior year first quarter primarily due to lower operating income.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to EBITDA for the respective periods (in millions of dollars):

	Three months ended March 31,
	2003	2002
Cash Provided by Operating Activities of Continuing Operations	$39.3	$61.7
Income tax (benefit) expense	(0.3)	3.6
Interest expense	12.4	15.5
Non-cash cost basis of land sold	(3.0)	(2.7)
Working capital increase (decrease)	5.6	(3.0)
Other balance sheet changes	7.8	(3.9)

EBITDA	$61.8	$71.2

There is one other non-cash expense critical to the economics of our Timber and Land core business: the non-cash cost basis of land sold. EBITDA plus the non-cash cost basis of land sold for the three months ended March 31, 2003 and 2002, totaled $65 million and $74 million, respectively.

Free Cash Flow is a non-GAAP measure of cash generated during a period that is available for discretionary capital expenditures, increasing dividends above the prior year level, repurchasing the Company’s common shares and/or reducing debt within the period. The Company defines Free Cash Flow as cash provided by operating activities of continuing operations less net custodial capital spending, dividends at the prior year level, required debt repayments and the tax benefit on the exercise of stock options. Net custodial capital spending, a non-GAAP measure, (defined as capital expenditures, net of retirements, required to maintain the Company’s current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition as well as in compliance with regulatory requirements) is important to properly evaluate cash requirements, to forecast potential uses of cash and for use in valuation models. The Company has a system in place to classify capital spending projects as either custodial or discretionary prior to approval and to track expenditures accordingly; however, the determination of discretionary versus custodial spending still requires some level of management judgment and such limitation should be considered when using this measure. Free Cash Flow for the three months ended March 31, 2003, was $13 million, $22 million below the prior year period. The decrease resulted from higher working capital requirements, a $10 million pension contribution and lower operating earnings. The Free Cash Flow generated in the current period is not necessarily indicative of the Free Cash Flow that may be generated in future periods.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Free Cash Flow and of Capital Expenditures, net of sales and retirements to Custodial Capital Spending, net for the respective periods (in millions of dollars):

	Three months ended March 31,
	2003	2002
Cash provided by Operating Activities of Continuing Operations	$39.3	$61.7
Custodial capital spending, net	(16.0)	(14.9)
Dividends at prior year level	(10.0)	(9.9)
Required debt repayments*	(0.8)	(0.8)
Tax benefit on exercise of stock options	—	(1.3)

Free Cash Flow	$12.5	$34.8

Capital Expenditures, net of sales and retirements	$18.2	$16.0
Discretionary capital expenditures	(2.2)	(1.1)

Custodial Capital Spending, net	$16.0	$14.9

*	The required repayments represent debt that matured and was paid during the period. In addition to the required payments, the Company made discretionary debt repayments of $25.0 million and $35.0 million in the first three months of 2003 and 2002, respectively.

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

The most restrictive long-term debt covenants in effect for Rayonier as of March 31, 2003, are as follows:

	Covenant Requirement	Actual ratio at March 31, 2003	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	5.14 to 1	2.64
Total debt to Covenant EBITDA should not exceed	4.00 to 1	2.05 to 1	1.95
RTOC consolidated cash flow available for fixed charges to RTOC consolidated fixed charges should not be less than	1.65 to 1	2.41 to 1	0.76
RTOC consolidated debt to RTOC consolidated cash flow available for fixed charges may not exceed	4.25 to 1	2.84 to 1	1.41

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

Segment EBITDA

EBITDA (defined above) is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three months ended March 31, 2003 and 2002 was as follows (millions of dollars):

	Three Months Ended March 31,
	2003	2002
EBITDA *
Performance Fibers	$17.5	$25.1
Timber and Land	45.6	51.1
Wood Products	(0.3)	2.3
Other Operations	0.1	(1.4)
Corporate and other	(1.1)	(5.9)

Total	$61.8	$71.2

*	Item 5(a) provides a reconciliation of Cash Provided by Operating Activities of Continuing Operations by segment, to EBITDA by segment for the three month periods presented above.

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

For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2002 Annual Report on Form 10-K/A.

Safe Harbor

Comments about market trends, anticipated earnings, expected pricing and volume levels, projected capital spending levels (including the expected costs of compliance with environmental regulations), sufficiency of reserves, availability of tax deductions and the ultimate effect of legal actions (including those involving environmental matters) are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events; interest rate and currency movements; changes in capital markets and the resulting impact on returns on the Company’s pension plan assets and certain stock-based incentive plans; fluctuations in demand for cellulose specialties, absorbent materials, timber and wood products; adverse weather conditions; changes in production costs for wood products and performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions; and implementation or revision of governmental policies and regulations affecting the environment, import and export controls and taxes. For additional factors that could impact future results, please see the Company’s 2002 Annual Report on Form 10-K/A on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

On May 8, 2003, the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures. Based on such evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures are well designed and effective in seeing that material information regarding the Company is promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner. The Company’s disclosure committee met with the Chief Executive Office and the Chief Financial Officer again on May 9, 2003 to finalize disclosure in this Form 10-Q. The Company’s disclosure committee also met with the Chief Executive Officer and the Chief Financial Officer on September 15, 2003 to review the amendments made to this Form 10-Q/A.

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

Item 5(a). Selected Supplemental Financial Data * (millions of dollars)

The following tables reconcile Cash Provided by Operating Activities of Continuing Operations by segment to EBITDA by segment for the three months ended March 31, 2003 and 2002:

Three Months Ended March 31, 2003	Performance Fibers	Timber and Land	Wood Products	Other	Corporate and Eliminations	Total
Cash provided by operating activities	$11.4	$49.4	$(2.2)	$5.4	$(24.7)	$39.3
Less: Non-cash cost basis of land sales	—	(2.9)	—	(0.1)	—	(3.0)
Add: Income tax expense	—	—	—	—	(0.3)	(0.3)
Interest expense	—	—	—	—	12.4	12.4
Working capital increases (decreases)	5.8	(0.7)	2.0	(5.0)	3.5	5.6
Other balance sheet changes	0.3	(0.2)	(0.1)	(0.2)	8.0	7.8

EBITDA	$17.5	$45.6	$(0.3)	$0.1	$(1.1)	$61.8

Three Months Ended March 31, 2002	Performance Fibers	Timber and Land	Wood Products	Other	Corporate and Eliminations	Total
Cash provided by operating activities	$23.6	$55.5	$(4.3)	$5.8	$(18.9)	$61.7
Less: Non-cash cost basis of land sales	—	(2.4)	—	(0.3)	—	(2.7)
Add: Income tax expense	—	—	—	—	3.6	3.6
Interest expense	—	—	—	—	15.5	15.5
Working capital increases (decreases)	(8.5)	(0.9)	6.8	(5.2)	4.8	(3.0)
Other balance sheet changes	10.0	(1.1)	(0.2)	(1.7)	(10.9)	(3.9)

EBITDA	$25.1	$51.1	$2.3	$(1.4)	$(5.9)	$71.2

*	Prior period amounts were reclassified to reflect the New Zealand East Coast operations as discontinued operations. Unusual, non-trade intercompany items between the segments have been eliminated.

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

RAYONIER INC. (Registrant)

BY:
/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Vice President and
Corporate Controller

September 19, 2003

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	No amendments

3.2	By-laws	No amendments

4	Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission.

10	Material contracts	None

11	Statement re: computation of per share earnings	Not required to be filed

12	Statement re: computation of ratios	Incorporated by reference to Exhibit 12 to the Registrant’s March 31, 2003 Form 10-Q.

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

19	Report furnished to security holders	None

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	None

24	Power of attorney	None

31	Certifications	Filed herewith

32	Certification of periodic financial reports under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith