Form 10-Q/A
period 2003-06-30
RAYONIER INC
filed 2003-09-19
CIK 52827

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

FORM 10-Q/A

Rayonier Inc. (the Company) is amending its June 30, 2003 quarterly report on Form 10-Q to change its presentation of certain non-GAAP financial measures primarily for EBITDA, EBITDA by Segment and Free Cash Flow.

RAYONIER INC.

FORM 10-Q/A

JUNE 30, 2003

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
SALES	$295,867	$269,276	$561,805	$537,980

Costs and Expenses

Cost of sales	231,350	220,513	469,603	449,551

Selling and general expenses	12,968	10,361	23,011	21,816

Other operating (income) expense, net	(2,400)	(1,363)	(4,004)	(793)

	241,918	229,511	488,610	470,574

OPERATING INCOME	53,949	39,765	73,195	67,406

Interest expense	(12,412)	(15,344)	(24,798)	(30,817)

Interest and miscellaneous income (expense), net	443	(45)	1,491	331

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	41,980	24,376	49,888	36,920

Provision for income taxes	(10,308)	(6,783)	(9,980)	(10,350)

INCOME FROM CONTINUING OPERATIONS	31,672	17,593	39,908	26,570

DISCONTINUED OPERATIONS

Loss on sale of discontinued operations, net of income tax expense of $3,260	—	(1,743)	—	(1,743)
Income from discontinued operations, net of income tax expense of $373 and $739	—	392	—	816

LOSS FROM DISCONTINUED OPERATIONS	—	(1,351)	—	(927)

NET INCOME	31,672	16,242	39,908	25,643

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gain (loss) on hedged transactions, net of income tax expense (benefit) of $14, $280, $(10) and $474	27	497	(18)	843

COMPREHENSIVE INCOME	$31,699	$16,739	$39,890	$26,486

EARNINGS PER COMMON SHARE

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.76	$0.42	$0.96	$0.64
Discontinued operations	—	(0.03)	—	(0.02)

Net income	$0.76	$0.39	$0.96	$0.62

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.74	$0.41	$0.94	$0.62
Discontinued operations	—	(0.03)	—	(0.02)

Net income	$0.74	$0.38	$0.94	$0.60

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands of dollars)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,988	$18,924
Accounts receivable, less allowance for doubtful accounts of $2,575 and $2,665	94,425	97,927
Inventory
Finished Goods	65,002	63,309
Work in process	7,456	7,303
Raw materials	5,896	6,564
Manufacturing and maintenance supplies	7,304	7,895

Total inventory	85,658	85,071
Timber purchase agreements	11,391	10,784
Other current assets	17,068	16,139

Total current assets	255,530	228,845

TIMBER PURCHASE AGREEMENTS	2,812	2,813

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	998,532	1,023,243

PROPERTY, PLANT AND EQUIPMENT
Land	17,435	19,847
Buildings	114,224	112,074
Machinery and equipment	1,267,869	1,255,406

Total property, plant and equipment	1,399,528	1,387,327
Less - accumulated depreciation	885,259	846,289

	514,269	541,038

OTHER ASSETS	88,164	91,257

	$1,859,307	$1,887,196

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$59,928	$66,770
Bank loans and current maturities of long-term debt	3,520	3,520
Accrued taxes	13,024	29,994
Accrued payroll and benefits	15,056	18,399
Accrued interest	4,190	8,314
Accrued customer incentives	7,775	11,121
Other current liabilities	18,820	17,734
Current reserves for dispositions and discontinued operations	13,316	15,902

Total current liabilities	135,629	171,754

DEFERRED INCOME TAXES	130,177	110,160

LONG-TERM DEBT	618,679	649,628

NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	144,646	146,295

OTHER NON-CURRENT LIABILITIES	94,296	99,647

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Shares, 60,000,000 shares authorized, 41,910,846 and 41,575,794 shares issued and outstanding	84,207	76,613
Retained earnings	682,629	664,037
Accumulated other comprehensive income (loss)	(30,956)	(30,938)

	735,880	709,712

	$1,859,307	$1,887,196

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Thousands of dollars unless otherwise stated)

Pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table provides a reconciliation for the three and six months ended June 30, 2003 and 2002 that adds back to reported net income the recorded expense under APB No. 25 (net of related income tax effects), deducts the total fair value expense under SFAS No. 123, Accounting for Stock-Based Compensation, (net of related income tax effects), and shows the reported and pro forma earnings per share amounts. For additional information on the Company’s incentive stock plans, see Note 18 – Incentive Stock Plans in the Company’s 2002 Annual Report on Form 10-K/A.

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

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and disposition operations were as follows:

	June 30, 2003	December 31, 2002
ASSETS
Performance Fibers	$525,098	$548,426
Timber and Land	1,077,046	1,107,467
Wood Products	129,020	130,392
Other Operations	38,738	45,940
Corporate	83,714	42,411
Disposition operations	5,691	12,560

Total	$1,859,307	$1,887,196

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Thousands of dollars unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
SALES
Performance Fibers	$132,095	$124,110	$260,585	$253,400
Timber and Land	91,580	58,013	152,803	119,404
Wood Products	31,444	38,280	61,424	72,320
Other Operations	41,121	52,969	87,699	100,561
Intersegment Eliminations	(373)	(4,096)	(706)	(7,705)

TOTAL SALES	$295,867	$269,276	$561,805	$537,980

OPERATING INCOME (LOSS)
Performance Fibers	$2,788	$10,951	$1,547	$17,782
Timber and Land	59,220	31,643	85,012	60,955
Wood Products	(2,337)	(433)	(5,575)	(1,270)
Other Operations	(848)	424	(852)	(1,170)
Corporate and eliminations	(4,874)	(2,820)	(6,937)	(8,891)

TOTAL OPERATING INCOME	$53,949	$39,765	$73,195	$67,406

Depreciation, Depletion and Amortization
Performance Fibers	$19,262	$19,526	$37,862	$37,538
Timber and Land	16,789	15,351	36,631	37,117
Wood Products	3,125	3,415	6,059	6,567
Other Wood Products	84	129	171	267
Corporate and eliminations	92	129	199	286

TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION	$39,352	$38,550	$80,922	$81,775

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

Legal Proceedings

The Company is involved in various legal actions, including those involving environmental matters that are discussed more fully in Note 10 - Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, based on discussions with legal counsel the Company does not expect that such actions and claims will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Free Cash Flow is a non-GAAP measure of cash generated during a period that was available for discretionary capital expenditures, increasing dividends above the prior year level, repurchasing the Company’s common shares and/or reducing debt within the period. The Company defines Free Cash Flow as cash provided by operating activities of continuing operations less net custodial capital spending, dividends at the prior year level, required debt repayments and the tax benefit on the exercise of stock options. Net custodial capital spending, a non-GAAP measure, (defined as capital expenditures, net of retirements, required to maintain the Company’s current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition as well as in compliance with regulatory requirements) is important to properly evaluate cash requirements, to forecast potential uses of cash and for use in valuation models. The Company has a system in place to classify capital spending projects as either custodial or discretionary prior to approval and to track expenditures accordingly; however, the determination of discretionary versus custodial spending still requires some level of management judgment and such limitation should be considered when using this measure. Free Cash Flow for the six months ended June 30, 2003, was $57 million, $19 million below the prior year period. The decrease resulted from higher working capital requirements, a $16 million tax deposit, and a $10 million pension contribution, partially offset by higher operating earnings. The Free Cash Flow generated in the first six months of 2003 is not necessarily indicative of the Free Cash Flow that may be generated in future periods.

Below is reconciliation of Cash Provided by Operating Activities of Continuing Operations to Free Cash Flow and of Capital Expenditures, net of sales and retirements to Custodial Capital Spending, net for the respective periods (millions of dollars):

	Six months ended June 30,
	2003	2002
Cash provided by Operating Activities of Continuing Operations	$108.8	$130.5
Custodial capital spending, net	(29.2)	(28.1)
Dividends at prior year level	(20.1)	(19.9)
Required debt repayments,*	(1.5)	(3.7)
Tax benefit on exercise of stock options	(0.8)	(2.4)

Free Cash Flow	$57.2	$76.4

Capital Expenditures, net of sales and retirements	$32.7	$33.6
Discretionary capital expenditures	(3.5)	(5.5)

Custodial Capital Spending, net	$29.2	$28.1

*	The required repayments represent debt that matured and was paid during the period. In addition to the required payments, the Company made discretionary debt repayments of $30.0 million and $80.0 million in the first six months of 2003 and 2002, respectively.

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

The most restrictive long-term debt covenants in effect for Rayonier as of June 30, 2003, are as follows:

	Covenant Requirement	Actual ratio at June 30, 2003	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	5.70 to 1	3.20
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.93 to 1	2.07
RTOC consolidated cash flow available for fixed charges to RTOC consolidated fixed charges should not be less than	1.65 to 1	3.05 to 1	1.40
RTOC consolidated debt to RTOC consolidated cash flow available for fixed charges may not exceed	4.25 to 1	2.25 to 1	2.00

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

During the second quarter of 2002, the Company guaranteed five years of Crown forest timberland lease obligations in conjunction with the sale of its New Zealand East Coast operations. As of June 30, 2003, the remaining obligation is estimated at $1.7 million per year. See Note 6 - Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the guarantee. No material changes in other guarantees or financial instruments such as letters of credit and surety bonds occurred during the first six months of 2003.

Segment EBITDA

EBITDA (defined above) is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and six months ended June 30, 2003 and 2002 was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
EBITDA *
Performance Fibers	$22.3	$30.6	$39.8	$55.7
Timber and Land	76.1	47.3	121.7	98.4
Wood Products	0.8	3.0	0.5	5.3
Other Operations	(0.8)	0.6	(0.7)	(0.8)
Corporate and other	(4.6)	(3.2)	(5.7)	(9.1)

Total	$93.8	$78.3	$155.6	$149.5

*	Item 5(a) provides a reconciliation of Cash Provided by Operating Activities of Continuing Operations by segment, to EBITDA by segment for the three and six month periods presented above.

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

Item 4. Controls and Procedures

On August 4, 2003, the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures. Based on such evaluation, the certifying officers concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were well designed and effective in seeing that material information regarding the Company is promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner. The Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer again on August 14, 2003 to finalize disclosure in this Form 10-Q. The Company’s disclosure committee also met with the Chief Executive Officer and the Chief Financial Officer on September 15, 2003 to review the amendments made to this Form 10Q/A.

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

Item 5(a). Selected Supplemental Financial Data

The following tables reconcile Cash Provided by Operating Activities of Continuing Operations by segment to EBITDA by segment for the three and six months ended June 30, 2003 and 2002* (millions of dollars):

	Performance Fibers	Timber and Land	Wood Products	Other	Corporate and Eliminations	Total
Three Months Ended June 30, 2003
Cash provided by operating activities of continuing operations	$25.7	$80.4	$(0.8)	$0.8	$(36.6)	$69.5
Less: Non-cash cost basis of land sold	—	(1.5)	—	(0.1)	—	(1.6)
Add: Income tax expense	—	—	—	—	10.3	10.3
Interest expense	—	—	—	—	12.4	12.4
Working capital increases (decreases)	(2.9)	(0.7)	1.6	(2.1)	21.5	17.4
Other balance sheet changes	(0.5)	(2.1)	—	0.6	(12.2)	(14.2)

EBITDA	$22.3	$76.1	$0.8	$(0.8)	$(4.6)	$93.8

Six Months Ended June 30, 2003
Cash provided by operating activities of continuing operations	$37.1	$129.8	$(3.0)	$6.2	$(61.3)	$108.8
Less: Non-cash cost basis of land sold	—	(4.4)	—	(0.2)	—	(4.6)
Add: Income tax expense	—	—	—	—	10.0	10.0
Interest expense	—	—	—	—	24.8	24.8
Working capital increases (decreases)	2.9	(1.4)	3.6	(7.1)	25.0	23.0
Other balance sheet changes	(0.2)	(2.3)	(0.1)	0.4	(4.2)	(6.4)

EBITDA	$39.8	$121.7	$0.5	$(0.7)	$(5.7)	$155.6

Three Months Ended June 30, 2002
Cash provided by operating activities of continuing operations	$28.1	$47.8	$4.0	$2.7	$(13.8)	$68.8
Less: Non-cash cost basis of land sold	—	(0.3)	—	(0.3)	—	(0.6)
Add: Income tax expense	—	—	—	—	6.8	6.8
Interest expense	—	—	—	—	15.3	15.3
Working capital increases (decreases)	3.1	0.1	(0.8)	(1.9)	(11.7)	(11.2)
Other balance sheet changes	(0.6)	(0.3)	(0.2)	0.1	0.2	(0.8)

EBITDA	$30.6	$47.3	$3.0	$0.6	$(3.2)	$78.3

Six Months Ended June 30, 2002
Cash provided by operating activities of continuing operations	$51.7	$103.3	$(0.3)	$8.5	$(32.7)	$130.5
Less: Non-cash cost basis of land sold	—	(2.7)	—	(0.6)	—	(3.3)
Add: Income tax expense	—	—	—	—	10.4	10.4
Interest expense	—	—	—	—	30.8	30.8
Working capital increases (decreases)	(5.4)	(0.8)	6.0	(7.1)	(6.9)	(14.2)
Other balance sheet changes	9.4	(1.4)	(0.4)	(1.6)	(10.7)	(4.7)

EBITDA	$55.7	$98.4	$5.3	$(0.8)	$(9.1)	$149.5

* Unusual, non-trade intercompany items between the segments have been eliminated.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index

b)	Reports on Form 8-K:

1)	Rayonier filed a report on Form 8-K dated April 22, 2003 to report first quarter 2003 earnings.

2)	Rayonier filed a report on Form 8-K dated May 8, 2003 to report revised (upward) first quarter 2003 earnings.

3)	Rayonier filed a report on Form 8-K dated May 23, 2003 to announce a three-for-two stock split and a 12.5 percent dividend increase.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Vice President and
Corporate Controller

September 19, 2003

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	No amendments

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s June 30, 2003 Form 10-Q.

4	Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission.

10	Material contracts	None

11	Statement re: computation of per share earnings	Not required to be filed

12	Statement re: computation of ratios	Incorporated by reference to Exhibit 12 to the Registrant’s June 30, 2003 Form 10-Q.

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

19	Report furnished to security holders	None

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	None

24	Power of attorney	None

31	Certifications	Filed herewith

32	Certification of periodic financial reports under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith