Form 10-Q
period 2003-09-30
RAYONIER INC
filed 2003-11-10
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 1-6780

RAYONIER INC.

Incorporated in the State of North Carolina

I.R.S. Employer Identification Number 13-2607329

50 North Laura Street, Jacksonville, FL 32202

(Principal Executive Office)

Telephone Number: (904) 357-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of November 5, 2003 there were outstanding 42,502,092 Common Shares of the Registrant.

RAYONIER INC.

FORM 10-Q

SEPTEMBER 30, 2003

i

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands of dollars, except per share data)

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
SALES	$267,629	$293,105	$829,434	$831,085

Costs and Expenses
Cost of sales	231,824	247,893	701,427	697,444
Selling and general expenses	16,137	8,364	39,148	30,180
Other operating (income) expense, net	(1,992)	1,348	(5,996)	555

	245,969	257,605	734,579	728,179

OPERATING INCOME	21,660	35,500	94,855	102,906
Interest expense	(12,055)	(14,532)	(36,853)	(45,349)
Interest and miscellaneous income (expense), net	796	876	2,287	1,207

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	10,401	21,844	60,289	58,764
Provision for income taxes	(2,309)	(6,366)	(12,289)	(16,716)

INCOME FROM CONTINUING OPERATIONS	8,092	15,478	48,000	42,048

DISCONTINUED OPERATIONS
Gain (loss) on sale of discontinued operations, net of income tax expense of $46 and $3,307	—	94	—	(1,649)
Income from discontinued operations, net of income tax expense of $29 and $768	—	66	—	882

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	160	—	(767)

NET INCOME	8,092	15,638	48,000	41,281
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (loss) gain on hedged transactions, net of income tax benefit (expense) of $109, $290, $118 and ($184)	(201)	(516)	(219)	327
Foreign currency translation adjustment	9,855	—	9,855	—

COMPREHENSIVE INCOME	$17,746	$15,122	$57,636	$41,608

EARNINGS PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.19	$0.37	$1.15	$1.01
Discontinued operations	—	—	—	(0.02)

Net income	$0.19	$0.37	$1.15	$0.99

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.19	$0.37	$1.13	$0.99
Discontinued operations	—	—	—	(0.02)

Net income	$0.19	$0.37	$1.13	$0.97

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands of dollars)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,419	$18,924
Accounts receivable, less allowance for doubtful accounts of $2,287 and $2,665	92,083	97,927
Inventory
Finished goods	68,364	63,309
Work in process	7,400	7,303
Raw materials	7,953	6,564
Manufacturing and maintenance supplies	7,839	7,895

Total inventory	91,556	85,071
Timber purchase agreements	13,678	10,784
Other current assets	16,819	16,139

Total current assets	300,555	228,845

TIMBER PURCHASE AGREEMENTS	3,085	2,813

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	999,082	1,023,243

PROPERTY, PLANT AND EQUIPMENT
Land	20,201	19,847
Buildings	112,160	112,074
Machinery and equipment	1,284,051	1,255,406

Total property, plant and equipment	1,416,412	1,387,327
Less - accumulated depreciation	906,373	846,289

	510,039	541,038

OTHER ASSETS	87,095	91,257

	$1,899,856	$1,887,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$60,020	$66,770
Bank loans and current maturities of long-term debt	3,545	3,520
Accrued taxes	15,978	29,994
Accrued payroll and benefits	18,817	18,399
Accrued interest	15,028	8,314
Accrued customer incentives	9,313	11,121
Other current liabilities	21,971	17,734
Current reserves for dispositions and discontinued operations	15,684	15,902

Total current liabilities	160,356	171,754

DEFERRED INCOME TAXES	123,816	110,160

LONG-TERM DEBT	616,808	649,628

NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	139,390	146,295

OTHER NON-CURRENT LIABILITIES	98,783	99,647

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Shares, 60,000,000 shares authorized, 42,471,686 and 41,575,794 shares issued and outstanding	102,744	76,613
Retained earnings	679,261	664,037
Accumulated other comprehensive income (loss)	(21,302)	(30,938)

	760,703	709,712

	$1,899,856	$1,887,196

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Income from continuing operations	$48,000	$42,048
Non-cash items included in income from continuing operations:
Depreciation, depletion and amortization	119,391	122,741
Deferred income taxes	6,832	9,920
Non-cash cost basis of land sold	5,681	8,239
Increase in other non-current liabilities	1,228	12,729
Decrease (increase) in accounts receivable	5,878	(2,609)
(Increase) decrease in inventory	(7,844)	22
(Decrease) in accounts payable	(6,562)	(946)
(Increase) decrease in current timber purchase agreements and other current assets	(1,460)	5,198
Increase in accrued liabilities	4,950	8,265
Decrease in long-term timber purchase agreements and other assets	3,829	4,896
Pre-tax expenditures for dispositions and discontinued operations	(7,123)	(6,487)

CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	172,800	204,016

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements of $979 and $245	(53,360)	(57,106)
Purchase of assets previously leased	(5,363)	—

CASH USED FOR INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(58,723)	(57,106)

FINANCING ACTIVITIES
Issuance of debt	42,500	45,110
Repayment of debt	(75,247)	(170,029)
Dividends paid	(32,738)	(29,932)
Cash paid in lieu of fractional shares	(173)	—
Repurchase of common shares	—	(3,144)
Issuance of common shares	19,129	14,225

CASH USED FOR FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(46,529)	(143,770)

CASH PROVIDED BY DISCONTINUED OPERATIONS	—	24,031

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(53)	—

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	67,495	27,171
Balance, beginning of year	18,924	14,123

Balance, end of period	$86,419	$41,294

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$28,875	$31,190

Income taxes	$16,215	$8,596

NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable from sale of East Coast New Zealand operations	$—	$52,500

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

New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It also applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise held a variable interest that it acquired on or before January 31, 2003. The Company adopted this Interpretation on July 1, 2003. The Company does not have any unconsolidated variable interests that constitute a majority variable interest requiring consolidation, and as a result, there has been no impact on the Company’s financial condition, results of operations or cash flows upon adoption.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the Board as part of the Derivatives Implementation Group process and to incorporate clarifications of the definitions of a derivative. SFAS No. 149 is effective for contracts modified or entered into after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company adopted the standard on July 1, 2003. There has been no impact on the Company’s financial condition, results of operations or cash flows upon adoption.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments with characteristics outlined in the statement. The Company adopted the standard on July 1, 2003. There has been no material impact on the Company’s financial condition, results of operations or cash flows upon adoption.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Thousands of dollars unless otherwise stated)

Pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table provides a reconciliation for the three and nine months ended September 30, 2003 and 2002 that adds back to reported net income the recorded expense under APB No. 25 (net of related income tax effects), deducts the total fair value expense under SFAS No. 123, Accounting for Stock-Based Compensation, (net of related income tax effects), and shows the reported and pro forma earnings per share amounts. For additional information on the Company’s incentive stock plans, see Note 18 – Incentive Stock Plans in the Company’s 2002 Annual Report on Form 10-K/A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$8,092	$15,638	$48,000	$41,281

Total stock-based employee compensation cost (benefit) included in the determination of net income, net of related tax	1,338	(182)	3,515	1,892

Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax benefit	(1,315)	(1,521)	(3,944)	(4,562)

Pro forma net income	$8,115	$13,935	$47,571	$38,611

Earnings per share:
Basic, as reported	$0.19	$0.37	$1.15	$0.99
Basic, pro forma	$0.19	$0.33	$1.14	$0.93

Diluted, as reported	$0.19	$0.37	$1.13	$0.97
Diluted, pro forma	$0.19	$0.33	$1.12	$0.91

3.	EARNINGS PER COMMON SHARE

The shares used for our calculation of earnings per share, for the three and nine month periods ended September 30, 2002, have been restated to reflect a three-for-two stock split on June 12, 2003.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Thousands of dollars unless otherwise stated)

The following table provides details of the calculation of basic and diluted earnings per common share (share and per share amounts actual):

	Three Months Ended September 30,
	2003	2002
Income from continuing operations	$8,092	$15,478
Income from discontinued operations	—	160

Net income	$8,092	$15,638

Shares used for determining basic earnings per common share	42,133,413	41,630,142
Dilutive effect of:
Stock options	497,690	296,787
Contingent shares	332,249	375,000

Shares used for determining diluted earnings per common share	42,963,352	42,301,929

Basic earnings (loss) per common share
Continuing operations	$0.19	$0.37
Discontinued operations	—	—

Net income	$0.19	$0.37

Diluted earnings (loss) per common share
Continuing operations	$0.19	$0.37
Discontinued operations	—	—

Net income	$0.19	$0.37

	Nine Months Ended September 30,
	2003	2002
Income from continuing operations	$48,000	$42,048
Loss from discontinued operations	—	(767)

Net income	$48,000	$41,281

Shares used for determining basic earnings per common share	41,867,879	41,504,580
Dilutive effect of:
Stock options	349,791	425,267
Contingent shares	340,235	375,000

Shares used for determining diluted earnings per common share	42,557,905	42,304,847

Basic earnings (loss) per common share
Continuing operations	$1.15	$1.01
Discontinued operations	—	(0.02)

Net income	$1.15	$0.99

Diluted earnings (loss) per common share
Continuing operations	$1.13	$0.99
Discontinued operations	—	(0.02)

Net income	$1.13	$0.97

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Thousands of dollars unless otherwise stated)

4.	SHAREHOLDERS’ EQUITY

The common shares outstanding in the analysis of shareholders’ equity reflect the three-for-two stock split effected on June 12, 2003. Dividends per share for the nine months ended September 30, 2003 and the year ended December 31, 2002 have been calculated using the adjusted share amounts. An analysis of shareholders’ equity for the nine months ended September 30, 2003 and the year ended December 31, 2002, follows (share and per share amounts actual):

			Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Shareholders’ Equity
	Common Shares
	Shares	Amount

Balance, January 1, 2002	41,014,773	$59,721	$(702)	$649,775	$708,794
Net income	—	—	—	54,172	54,172
Dividends paid ($0.96 per share)	—	—	—	(39,910)	(39,910)
Issuance of shares under incentive stock plans	666,021	17,566	—	—	17,566
Repurchase of common shares	(105,000)	(3,144)	—	—	(3,144)
Unrealized gain on hedged transactions	—	—	697	—	697
Minimum pension liability adjustments	—	—	(30,933)	—	(30,933)
Tax benefit on exercise of stock options	—	2,470	—	—	2,470

Balance, December 31, 2002	41,575,794	$76,613	$(30,938)	$664,037	$709,712

Net income	—	—	—	48,000	48,000
Dividends paid ($0.78 per share)	—	—	—	(32,776)	(32,776)
Issuance of shares under incentive stock plans	895,892	22,672	—	—	22,672
Cash in lieu of fractional shares	—	(173)	—	—	(173)
Unrealized loss on hedged transactions	—	—	(219)	—	(219)
Tax benefit on exercise of stock options	—	3,632	—	—	3,632
Cummulative Foreign Currency Translation Adjustment (see Note 11 - Functional Currency)	—	—	9,855	—	9,855

Balance, September 30, 2003	42,471,686	$102,744	$(21,302)	$679,261	$760,703

5.	SEGMENT INFORMATION

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

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and disposition operations were as follows:

ASSETS	September 30, 2003	December 31, 2002
Performance Fibers	$530,588	$548,426
Timber and Land	1,108,654	1,107,467
Wood Products	134,730	130,392
Other Operations	43,717	45,940
Corporate	76,477	42,411
Disposition operations	5,690	12,560

Total	$1,899,856	$1,887,196

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Thousands of dollars unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
SALES
Performance Fibers	$131,908	$139,076	$392,493	$392,476
Timber and Land	59,281	64,075	212,084	183,479
Wood Products	35,568	34,653	96,992	106,973
Other Operations	41,666	56,205	129,365	156,766
Intersegment Eliminations	(794)	(904)	(1,500)	(8,609)

TOTAL SALES	$267,629	$293,105	$829,434	$831,085

OPERATING INCOME (LOSS)
Performance Fibers	$1,501	$11,103	$3,048	$28,885
Timber and Land	32,044	32,767	117,056	93,722
Wood Products	(1,214)	(4,437)	(6,789)	(5,707)
Other Operations	(247)	(548)	(1,099)	(1,718)
Corporate and Eliminations	(10,424)	(3,385)	(17,361)	(12,276)

TOTAL OPERATING INCOME	$21,660	$35,500	$94,855	$102,906

DEPRECIATION, DEPLETION AND AMORTIZATION
Performance Fibers	$20,234	$18,423	$58,096	$55,961
Timber and Land	14,587	18,971	51,218	56,088
Wood Products	3,476	3,300	9,535	9,867
Other Operations	90	133	261	400
Corporate and Eliminations	82	139	281	425

TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION	$38,469	$40,966	$119,391	$122,741

Operating income (loss) stated in the preceding tables and as presented in the Condensed Consolidated Statements of Income and Comprehensive Income is equal to segment income (loss). The income (loss) items below “Operating income” in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest (expense) income, miscellaneous income (expense) and income tax (expense) benefit are not considered by Company management to be part of segment operations.

6.	DISCONTINUED OPERATIONS

During the second quarter of 2002, the Company sold its New Zealand East Coast timber operations and associated assets for $64.4 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the sale and results of operations were recorded as discontinued operations. The Company recorded an after-tax loss from discontinued operations of approximately $0.8 million for the nine months ended September 30, 2002, consisting of an after-tax loss of $1.7 million from the sale of the East Coast operations and after-tax income of $0.9 million from East Coast operating activities. Cash provided by discontinued operations for the nine months ended September 30, 2002 was $24.0 million. The East Coast operations in the Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statements of Cash Flows and related Notes for the nine months ended September 30, 2002 were presented as a discontinued operation and previously reported in the Company’s Timber and Land segment and in the Other Operations category.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Thousands of dollars unless otherwise stated)

Operating results of the discontinued operations are summarized below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2002	2002
Net sales	$—	$19,011
Operating income	95	1,650
Income from discontinued operations	66	882

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

The Company is exposed to various market risks, including changes in foreign exchange rates, interest rates and commodity prices. The Company’s objective is to partially mitigate the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee, whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into such financial instruments for trading or speculative purposes.

In the Company’s New Zealand timber operations and at its New Zealand medium density fiberboard (MDF) manufacturing facility, certain normal operating expenses, including salaries and wages, wood purchases, contractor and license fees, care and maintenance of timberlands and other production costs incurred in manufacturing MDF, are denominated in New Zealand dollars. Rayonier partially hedges U.S./New Zealand dollar currency rate risk with respect to these operating expenditures (cash flow hedges).

In the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2003 gains of approximately $0.5 million and $1.7 million, respectively, were recorded on foreign currency contracts primarily reflecting realized gains on contracts that matured, plus the time value changes for outstanding contracts. For the three and nine months ended September 30, 2002, the realized gains recorded were $0.6 million and $1.0 million, respectively. The Company has mark-to-market unrealized after-tax gains on foreign currency contracts of approximately $0.5 million in “Accumulated other comprehensive income (loss)” (AOCI) in the Condensed Consolidated Balance Sheet as of September 30, 2003. When the forecasted transactions come to fruition and are recorded, the amounts in AOCI are reclassified to the Condensed Consolidated Statements of Income and Comprehensive Income. The Company expects to reclassify the AOCI amount into earnings during the next eight months.

At September 30, 2003, the Company held foreign currency forward contracts maturing through May 2004 totaling a notional value of $6.2 million. The largest notional amount of contracts outstanding during the first nine months of 2003 totaled $10.2 million.

In March 2002, the Company entered into an interest rate swap on $50 million of 6.15 percent fixed rate notes payable maturing in February 2004. The swap converts interest payments from the fixed rate to six month LIBOR plus 2.265 percent. The interest rate swap qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as interest expense. The swap agreement settles every May 15 and November 15, until maturity. During the three and nine months ended September 30, 2003 the swap agreement reduced the Company’s interest expense by $0.3 million and $0.9 million, respectively. Interest expense for the three and nine months ended September 30, 2002 was reduced by $0.3 million and $0.5 million, respectively, from the interest rate swap. Based upon current interest rates for similar transactions, the fair value of the interest rate swap at September 30, 2003, resulted in an asset of approximately $0.5 million and a corresponding increase in debt. As of December 31, 2002, the interest rate swap resulted in an asset of $1.4 million and a corresponding increase in debt.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Thousands of dollars unless otherwise stated)

In April 2003, the Company’s wholly owned subsidiary, Rayonier Timberlands Operating Company, L.P. (RTOC), entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect from the interest rate swap is recorded as interest expense. During the three and nine months ended September 30, 2003, this swap agreement reduced the Company’s interest expense by $0.2 million and $0.4 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap at September 30, 2003, resulted in an asset of approximately $0.9 million and a corresponding increase in debt.

The Company periodically enters into commodity forward contracts to fix fuel oil costs at its Performance Fibers mills. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil costs. The Company does not enter into commodity forwards for trading or speculative purposes. During the three and nine months ended September 30, 2003, the Company realized a $0.1 million gain and a $0.3 million loss, respectively, on fuel oil commodity forward contracts that settled during those periods.

During the third quarter of 2003, the Company entered into forward commodity contracts that fixed 15,000 barrels of fuel oil at $23.65 for the fourth quarter of 2003, 45,000 barrels of fuel oil at $22.22 for the first quarter of 2004 and 50,000 barrels of fuel oil at $21.60 for the second quarter of 2004. These contracts represent approximately 20 to 25 percent of the Company’s estimated quarterly consumption. None of the Company’s fuel oil contracts qualify for hedge accounting under SFAS No. 133 and are required to be marked to market with any resulting gain or loss recorded in Other Operating Income/(Expense). For the nine months ended September 30, 2003, the mark-to-market adjustment on these outstanding contracts was a $0.2 million loss.

8.	GUARANTEES

The Company issues financial guarantees to provide credit support for some creditors in case of default and to serve as collateral for certain self-insurance programs that the Company maintains. As of September 30, 2003, the following were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$76,596	$61,410
Guarantees (2)	6,850	—
Surety bonds (3)	14,443	425

Total	$97,889	$61,835

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit expire at various dates during 2003 and 2004 and are typically rolled over as required.
(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations expiring in 2007, estimated at $1.7 million per year (see Note 6-Discontinued Operations). The buyer of the property is the primary obligor and has posted a performance bond with the New Zealand government.
(3)	The Company has issued surety bonds primarily to secure timber in the State of Washington as well as to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2003 and 2004 and are renewed as required.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Thousands of dollars unless otherwise stated)

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

In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western Division of Washington to recover costs allegedly incurred by the Environmental Protection Agency (EPA) beginning in 1997 to conduct an Expanded Site Investigation and oversight at the Company’s Port Angeles mill site. The EPA currently claims in excess of $3.0 million in such costs. Rayonier is challenging the EPA’s authority to recover portions of these costs, as well as the validity of the amount spent. Trial is currently scheduled in this matter for February 2004. The Company believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations, and that its reserves at September 30, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges by the EPA and the Louisiana Department of Environmental Quality. In dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites. This material is still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties were unable to complete the sale and the consent decree was vacated in May 2002. As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at September 30, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Thousands of dollars unless otherwise stated)

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

Other Contingencies

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS), arising from an issue in dispute regarding the Company’s 1996-1997 federal tax returns, which could have resulted in an additional tax liability of $28.3 million. The Company had been discussing this issue with the IRS since 1999, and in the first quarter of 2003 accepted a proposal from the IRS (the Settlement Initiative) in order to expedite the resolution of the matter. Under the Settlement Initiative the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003 tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold, to reflect the maximum 90 percent disallowance set forth in the Settlement Initiative. In April 2003, the Company paid $6.4 million to the IRS, representing $3.7 million in tax and $2.7 million in interest, in anticipation of possible audit settlements pertaining to this issue. Final resolution of this matter is not likely to occur until after 2003.

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

During the first nine months of 2003, expenditures of $7.1 million for monitoring and remediation activities were charged to the reserves. An analysis of activity in the reserves for dispositions and discontinued operations for the nine months ended September 30, 2003 and the year ended December 31, 2002, is as follows:

	September 30, 2003	December 31, 2002
Balance, January 1,	$162,197	$168,704
Expenditures charged to reserves	(7,123)	(9,241)
Additions to reserves	—	2,734

Balance, end of period	155,074	162,197
Less: Current portion	(15,684)	(15,902)

Non-current portion of reserves	$139,390	$146,295

Rayonier has identified three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as individually material and separate disclosure was presented in the Company’s 2002 Annual Report on Form 10-K/A. There have not been any significant changes in these sites’ reserve requirements for the nine months ended September 30, 2003, and therefore separate disclosure is not presented herein. For an analysis of the reserve activity for the two years ended December 31, 2002 and a brief description of these individually material sites, see the Company’s 2002 Annual Report on Form 10-K/A, Note 12 to the Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Thousands of dollars unless otherwise stated)

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites. As of September 30, 2003, this amount is estimated at $7 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in laws, regulations and administrative interpretations and in environmental remediation technology. Excluded from this estimate are two sites for which the Company is not able to determine reasonably possible additional losses. Evaluation of these sites is in preliminary stages and sufficient data is not available to determine the extent of contamination, if any, and necessary remediation.

Rayonier currently estimates that expenditures for environmental remediation and monitoring costs for dispositions and discontinued operations will total approximately $10 million and $14 million in 2003 and 2004, respectively. Such costs will be charged against Rayonier’s reserves for estimated environmental obligations, which include monitoring and remediation costs. The Company believes such reserves are sufficient for costs expected to be incurred over the next 20 to 25 years with respect to the dispositions and discontinued operations. The amount of actual future environmental costs is dependent on the outcome of negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

As of September 30, 2003 and December 31, 2002 Rayonier had $8.0 million of receivables, net of reserves, from insurance claims included in “Other Assets.” Such receivables represent the Company’s claim for reimbursements in connection with property damage settlements relating to SWP’s discontinued wood processing operations and the ERD.

11.	FUNCTIONAL CURRENCY

On August 1, 2003, the Company changed the functional currency of its New Zealand-based timber and log trading operations from the U.S dollar (USD) to the New Zealand dollar (NZD). In accordance with SFAS No. 52, Foreign Currency Translation, a change in the functional currency is appropriate when significant changes occur in the economic facts and circumstances of an entity’s operations. In 1992, when the Company acquired the New Zealand-based operations, the USD was determined to be the functional currency primarily because the predominant revenue generator for the New Zealand-based operations was export log sales denominated in USD. In 2002, the Company sold its New Zealand East Coast timber operations and related assets resulting in a significant reduction of such export sales. The Company’s remaining New Zealand-based sales consist primarily of timber harvesting denominated in NZD, with a decreased level of log trading operations denominated in USD. The majority of the operating expenses are denominated in NZD. As a result, the functional currency has been changed to the NZD.

In accordance with SFAS No. 52, non-monetary assets such as inventories, timberlands, and property, plant and equipment have been re-measured from historical exchange rates to the current exchange rate in effect as of August 1, 2003. This re-measurement resulted in a foreign currency translation gain recorded in other comprehensive income with a corresponding reduction to accumulated other comprehensive loss. At September 30, 2003, the cumulative foreign currency translation gain was $9.9 million.

12.	LEGAL AND TAX RESTRUCTURING - REAL ESTATE INVESTMENT TRUST

On August 19, 2003, the Company announced that its Board of Directors approved a restructuring plan to qualify the Company as a real estate investment trust (REIT), effective January 1, 2004. The Company’s U.S. timberland operations qualify for REIT tax treatment and will not be required to pay federal income taxes if applicable distribution, income, asset and shareholder tests are met. Therefore, deferred tax liabilities of approximately $60 million to $70 million, relating to REIT qualifying activities, will no longer be required as of January 1, 2004, and the balance will be reduced at that time. Other non-qualifying and foreign operations, which will continue to pay corporate-level tax on earnings, will be transferred into a wholly owned “taxable REIT subsidiary” (TRS). The TRS is expected to include all of the Company’s non-REIT qualifying activities, including its Performance Fibers, New Zealand timber, and Wood Products businesses, as well as the Company’s “higher and better use” land sales activities. Conversion costs are expected to be approximately $12 million with approximately $7 million to be expensed in 2003.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Thousands of dollars unless otherwise stated)

13.	SUBSEQUENT EVENT

On November 3, 2003, the Company announced that its Board of Directors had declared a special dividend designed to pay out the Company’s undistributed accumulated taxable earnings and profits estimated at $275 million, to shareholders in December 2003 to comply with IRS regulations applicable to REITs. This special dividend will be paid in the form of stock, cash or a combination thereof at the election of each shareholder, subject to a limit on the aggregate amount of cash to be paid to all shareholders of 20 percent of the total value of the special dividend.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Foreign currency translation adjustments	$9,855	$—
Unrealized gains on hedged transactions	485	704
Minimum pension liability adjustments	(31,642)	(31,642)

Total	$(21,302)	$(30,938)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of Rayonier’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Annual Report on Form 10-K/A.

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

Operating income (loss) as stated in the following tables and as presented in the Condensed Consolidated Statements of Income and Comprehensive Income is equal to segment income (loss). The income (loss) items below “Operating income” in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest (expense) income, miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

Total Company	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2003	2002	2003	2002
TOTAL SALES	$267,629	$293,105	$829,434	$831,085

TOTAL OPERATING INCOME	$21,660	$35,500	$94,855	$102,906

Results of Operations

On August 19, 2003, the Company announced that its Board of Directors approved a restructuring to qualify the Company as a real estate investment trust (REIT), effective January 1, 2004. The Company’s operating results include REIT conversion costs of $4.2 million and $5.0 million for the third quarter and year-to-date September 2003, respectively.

Sales and Operating Income

Sales for the third quarter of 2003 were 9 percent below the third quarter of 2002, while operating income was 39 percent lower. The sales decrease was primarily due to reduced trading activity, lower performance fibers volumes and timber prices. Operating income declined mainly due to higher performance fibers manufacturing costs and the REIT conversion costs.

Sales for the nine months ended September 2003 were at the prior year level while operating income was 8 percent lower. Sales were adversely impacted by reduced trading activity and lower U.S. timber prices offset by higher land sales and stronger absorbent materials volume. Operating income decreased principally due to higher performance fibers manufacturing costs, lower U.S. timber and lumber prices, and higher corporate expenses including the REIT conversion costs.

Performance Fibers	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2003	2002	2003	2002
SALES
Cellulose Specialties	$94,309	$97,449	$273,115	$274,633
Absorbent Materials	37,599	41,627	119,378	117,843

Total Performance Fibers	131,908	139,076	392,493	392,476

OPERATING INCOME	$1,501	$11,103	$3,048	$28,885

Sales for the third quarter of 2003 were 5 percent below the prior year third quarter due to lower volumes partially offset by higher prices. Operating income for the third quarter of 2003 was 86 percent below the prior year principally due to higher manufacturing costs partly offset by improved prices. Manufacturing costs increased due to record high hardwood chip costs as a result of weather-related supply shortages, as well as increased chemical and maintenance costs. Sales for the nine months ended September 30, 2003 were comparable to the prior year period with lower volume offset by improved prices. Operating income was 89 percent below the prior year period due to higher manufacturing costs primarily resulting from increased hardwood chip, chemical and maintenance costs and a second quarter 2003 equipment outage at our Jesup, GA pulp mill.

Cellulose Specialties

Sales for the third quarter of 2003 were 3 percent below the prior year period principally due to a volume decrease of 4 percent partially offset by improved pricing of 1 percent resulting from a favorable product mix. Sales for the nine months ended September 30, 2003 were 1 percent below the prior year period primarily due to a 2 percent volume decline partly offset by a 1 percent price increase due to product mix.

Absorbent Materials

Sales for the third quarter of 2003 were 10 percent below the prior year due to a 15 percent volume decrease partially offset by a 5 percent price increase. The reduction in volume was caused by production limitations at our Jesup, GA pulp mill. The favorable price variance is principally due to a $30 per metric ton average second quarter fluff pulp price increase. Sales for the nine months ended September 30, 2003 were 1 percent above the prior year period due to higher volume.

Timber and Land	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2003	2002	2003	2002
SALES
Timber	$32,512	$35,780	$114,628	$123,528
Land	26,769	28,295	97,456	59,951

Total Timber and Land	$59,281	$64,075	$212,084	$183,479

OPERATING INCOME
Timber	$8,385	$14,175	$36,702	$55,794
Land	23,659	18,592	80,354	37,928

Total Timber and Land	$32,044	$32,767	$117,056	$93,722

Sales and operating income for the third quarter of 2003 were 7 percent and 2 percent below the prior year period, respectively. Sales decreased primarily due to lower timber volume, U.S. timber prices and land sales. Operating income declined due to the lower timber volume and prices partially offset by improved land margins.

Sales and operating income for the nine months ended September 30, 2003 were 16 percent and 25 percent above the prior year period, respectively. These increases were principally due to higher land sales partly offset by lower Northwest U.S. timber volume and U.S. timber prices.

Timber

Sales for the third quarter of 2003 were 9 percent below the prior year period due to decreased timber volume in all operating areas and lower U.S. timber prices. Operating income for the third quarter of 2003 was 41 percent below the prior year primarily due to lower volume and U.S. prices. In the Southeast U.S., wet weather continued to make harvesting difficult for both pine and hardwood. Average pricing on pine remained weak and decreased 11 percent compared to prior year. In the Northwest U.S., the Company’s production was lower due to fire risk conditions, while prices declined due to an oversupply in the market. Lower timber volume of 56 percent was partially offset by higher delivered logs, which more than tripled. Average timber and delivered log prices declined 16 percent and 12 percent, respectively, compared to the corresponding prior year period. In New Zealand, stumpage prices increased compared to the prior year due to regional mix and the strengthening New Zealand dollar.

Sales and operating income for the nine months ended September 30, 2003 were 7 percent and 34 percent below the prior year period, respectively, principally due to average price declines in the Northwest U.S. of 15 percent for timber and 4 percent for logs, while in the Southeast U.S. average pine prices decreased 13 percent. Volumes also decreased in all operating areas. These decreases were partly offset by a 27 percent increase in New Zealand average timber prices.

Land

Sales for the third quarter decreased 5 percent while operating income increased 27 percent compared to the prior year period. The improvement in operating income was attributable to an improved sales mix. For the nine months ended September 30, 2003, sales increased 63 percent while operating income more than doubled compared to the prior year period. These favorable variances were primarily due to the large second quarter 2003 Matanzas Marsh land sale while operating income also benefited from the favorable third quarter sales mix.

Wood Products	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2003	2002	2003	2002
SALES
Wood Products
Lumber	$24,609	$25,253	$66,801	$79,898
MDF	10,959	9,400	30,191	27,075

Total Wood Products	$35,568	$34,653	$96,992	$106,973

OPERATING INCOME/(LOSS)
Lumber	$621	$(3,888)	$(3,517)	$(4,642)
MDF	(1,835)	(549)	(3,272)	(1,065)

Total Wood Products	$(1,214)	$(4,437)	$(6,789)	$(5,707)

Wood products sales for the third quarter of 2003 were 3 percent above the prior year period, and the operating loss improved $3 million due to a 10 percent increase in the Company’s lumber prices following strong market conditions from early August through mid September. In addition, MDF volume increased 23 percent, while average prices declined 5 percent.

Wood products sales for the nine months ended September 30, 2003 were 9 percent below the prior year period. The operating loss for the nine months ended September 30, 2003 increased 19 percent. The unfavorable variances were due to a 12 percent reduction in lumber volume, a 5 percent decrease in lumber prices and higher MDF manufacturing costs as a result of the stronger New Zealand dollar, partly offset by lower lumber manufacturing costs.

Other Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2003	2002	2003	2002
SALES	$41,666	$56,205	$129,365	$156,766

OPERATING LOSS	$(247)	$(548)	$(1,099)	$(1,718)

Sales for the third quarter of 2003 were 26 percent below the prior year period, due to lower trading volumes, while operating results improved due to slightly higher prices.

Sales for the nine months ended September 30, 2003 were 17 percent below the prior year period while the operating loss declined $0.6 million. Sales were lower mainly due to reduced log volumes.

Corporate	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2003	2002	2003	2002
OPERATING LOSS	$(10,979)	$(3,326)	$(23,855)	$(15,020)

Corporate expenses increased by $7.7 million from the third quarter of 2002 primarily due to REIT conversion costs of $4.2 million and higher stock price-based compensation of $2.4 million. The $8.8 million increase for the nine month period versus the prior year period was primarily due to REIT conversion costs of $5 million and higher stock price-based incentive compensation of $2.7 million.

Intersegment Eliminations and Other	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2003	2002	2003	2002
SALES	$(794)	$(904)	$(1,500)	$(8,609)

OPERATING INCOME/(LOSS)	$555	$(59)	$6,494	$2,744

Operating income for the three and nine months ended September 30, 2003 was higher compared to the prior year periods by $0.6 million and $3.8 million, respectively, primarily due to increased balance sheet related foreign exchange translation gains as the New Zealand dollar appreciated 26 percent.

Other Income / Expense

Interest expense of $12 million in the third quarter of 2003 and $37 million in the first nine months of 2003 was $2 million and $8 million below the comparable prior year periods, respectively, primarily due to lower debt. Interest and miscellaneous income of $0.8 million in the third quarter of 2003 was approximately the same as in the prior year quarter. Interest and miscellaneous income of $2.3 million in the first nine months of 2003 was $1.1 million above the prior year period, primarily due to $0.8 million of interest income relating to the settlement of pre-1994 (spin-off) tax audit issues received in the second quarter of 2003, and a $0.5 million Nassau County, Florida bond call premium paid in the second quarter of 2002.

The effective tax rate for the third quarter of 2003 was 22.2 percent compared to 29.1 percent for the prior year period. The lower income tax rate is attributable to increased foreign and other tax credits. The effective tax rate for the nine months ended September 30, 2003, was 20.4 percent compared to 28.4 percent in the prior year period. The lower rate is due to the appreciation of the New Zealand dollar versus the U.S. dollar, lower taxes in foreign operations and a tax benefit as a result of audit settlement negotiations initiated in the first quarter of 2003. The Company’s effective tax rate continued to be below the U.S. statutory levels primarily due to the aforementioned items and research and development tax credits.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and nine months ended September 30 (millions of dollars):

	Three months ended September 30,
	2003	%	2002	%
Income tax provision from continuing operations at U.S. statutory rate	$3.6	35.0	$7.7	35.0
State and local taxes, net of federal benefit	—	0.5	0.2	0.7
Foreign operations	(2.8)	(27.4)	1.0	5.0
Tax benefit on foreign sales	(0.3)	(2.6)	(0.6)	(3.0)
Permanent differences	1.0	9.7	(0.2)	(.8)
Research and development tax credits and other, net	0.8	7.0	(1.8)	(7.8)

Income tax provision from continuing operations as reported	$2.3	22.2	$6.3	29.1

	Nine months ended September 30,
	2003	%	2002	%
Income tax provision from continuing operations at U.S. statutory rate	$21.1	35.0	$20.6	35.0
State and local taxes, net of federal benefit	0.4	0.6	0.5	0.8
Foreign operations	(8.1)	(13.4)	(0.8)	(1.3)
Tax benefit on foreign sales	(1.5)	(2.5)	(1.9)	(3.3)
Permanent differences	1.5	2.6	—	—
Tax benefit from audit negotiations	(2.3)	(3.9)	—	—
Research and development tax credits and other, net	1.2	2.0	(1.7)	(2.8)

Income tax provision from continuing operations as reported	$12.3	20.4	$16.7	28.4

Income from Continuing Operations

Income from continuing operations for the third quarter of 2003 was $8 million, or $0.19 per share, compared to $15 million, or $0.37 per share for the prior year period. The decrease is primarily due to higher performance fibers manufacturing costs, lower Northwest U.S. timber volume, weaker U.S. timber prices, REIT conversion costs and higher stock price-based incentive compensation. These unfavorable variances were partially offset by higher land sales’ margins and improved performance fibers and lumber prices.

Income from continuing operations for the first nine months of 2003 of $48 million, or $1.13 per share, compared to $42 million, or $0.99 per share for the same period in the prior year. The improvement was principally due to higher land sales, improved cellulose specialties and New Zealand timber prices, lower interest expense, the favorable impact of New Zealand balance sheet foreign exchange translation and a lower effective tax rate. These favorable variances were partially offset by higher performance fibers manufacturing costs, lower Northwest U.S. timber volume, weaker U.S. timber and lumber prices, REIT conversion costs and higher stock price-based incentive compensation.

Income (loss) from Discontinued Operations

The Company had no income or expense from discontinued operations in the third quarter of 2003, compared to income of $0.2 million, with no per share impact, in the third quarter of 2002. For the nine months ended September 30, 2003, there was no income or expense from discontinued operations compared to a loss of $0.8 million, or $0.02 per share in the same period in 2002.

Other Items

On August 19, 2003, the Company announced that its Board of Directors approved a restructuring plan to qualify the Company as a real estate investment trust (REIT), effective January 1, 2004. The Company’s U.S. timberland operations qualify for REIT tax treatment and will not be required to pay federal income taxes if applicable distribution, income, asset and shareholder tests are met. Therefore, deferred tax liabilities of approximately $60 million to $70 million, relating to REIT qualifying activities, will no longer be required as of January 1, 2004, and the balance will be reduced at that time. Other non-qualifying and foreign operations, which will continue to pay corporate level tax on earnings, will be transferred into a wholly owned “taxable REIT subsidiary” (TRS). The TRS is expected to include all of the Company’s non-REIT qualifying activities, including its Performance Fibers, New Zealand timber, and Wood Products businesses, as well as the Company’s “higher and better use” land sales activities. Conversion costs are expected to total approximately $12 million with approximately $7 million to be expensed in 2003.

Also in conjunction with its REIT conversion, the Company is modifying its Northwest “lump-sum” timber contract sales practice and contract terms of sale to conform to “pay-as-cut” contracts. The modification of these contracts will allow these timber sales to qualify for favorable REIT tax treatment. This change is expected to result in a fourth quarter decrease in earnings from “lump-sum” timber sales, which recognize revenue immediately, as opposed to “pay-as-cut” timber contracts, which recognize revenue over time as timber is harvested. As a result, some timber earnings previously expected to be realized in the fourth quarter of 2003 will instead be realized in 2004.

The Company expects fourth quarter 2003 earnings to be near break-even driven by REIT conversion costs, delays in realizing Northwest timber earnings as described above, and continued exceptionally high hardwood chip costs at our Jesup Performance Fibers mill.

The Company changed the functional currency for its New Zealand timber and log trading operations in August 2003. See Note 11-Functional Currency, for additional information.

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities from continuing operations of $173 million for the nine months ended September 30, 2003, was $31 million below the prior year period due to higher working capital requirements, a $16 million income tax and interest payment and $11 million in pension fund contributions ($1.6 million discretionary). Cash provided by operating activities from continuing operations financed capital expenditures of $54 million, dividends of $33 million and debt reduction, net of $33 million. Cash flow used for financing activities for the nine months ended September 30, 2003 was significantly less than the prior year period due to lower net debt repayments and higher employee stock options exercised, partly offset by an increase in dividends paid. Also during this period, the Company paid $0.2 million in lieu of fractional common shares in conjunction with the Company’s stock split on June 12, while in the prior year the Company repurchased 70,000 of its common shares for $3.1 million. At September 30, 2003, the Company had cash equivalents (marketable securities with maturities at date of acquisition of 90 days and less) of $79 million, $44 million above the September 30, 2002 balance.

On November 3, 2003, the Company announced that its Board of Directors had declared a special dividend designed to pay out the Company’s undistributed tax earnings and profits estimated at $275 million to shareholders in December 2003 as required by IRS regulations applicable to REITs. This special dividend will be paid in the form of stock, cash or a combination thereof at the election of each shareholder subject to a limit on the aggregate amount of cash to be paid to all shareholders of 20 percent of the total value of the special dividend. The Company has incurred $4.2 million and $5.0 million in REIT conversion costs for the three and nine months ended September 30, 2003. An additional $2 million and $5 million of such conversion costs are anticipated in the fourth quarter of 2003 and first quarter of 2004, respectively.

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

EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. For the third quarter of 2003, EBITDA was $61 million, $16 million below the third quarter last year primarily due to lower operating income and an increase in corporate expenses attributable to REIT conversion costs and stock price-based incentive compensation accruals. EBITDA for the nine months ended September 30, 2003 was $217 million, $10 million below the prior year period primarily due to lower operating income for Performance Fibers and an increase in corporate expenses attributable to REIT conversion costs and stock price-based incentive compensation accruals, partly offset by an increase in operating income for Timber and Land.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to EBITDA for the three and nine months ended September 30, 2003 and 2002 (millions of dollars):

	Three months ended September 30,
	2003	2002
Cash Provided by Operating Activities of Continuing Operations	$64.0	$73.5
Income tax expense	2.3	6.4
Interest expense	12.1	14.5
Non-cash cost basis of land sold	(1.1)	(4.9)
Working capital increase (decrease)	(17.7)	7.5
Other balance sheet changes	1.3	(19.6)

EBITDA	$60.9	$77.4

	Nine months ended September 30,
	2003	2002
Cash Provided by Operating Activities of Continuing Operations	$172.8	$204.0
Income tax expense	12.3	16.7
Interest expense	36.9	45.3
Non-cash cost basis of land sold	(5.7)	(8.2)
Working capital increase (decrease)	5.3	(6.7)
Other balance sheet changes	(5.1)	(24.2)

EBITDA	$216.5	$226.9

There is one other non-cash expense critical to the economics of our Timber and Land core business: the non-cash cost basis of land sold. EBITDA plus the non-cash cost basis of land sold for the three months ended September 30, 2003 and 2002, totaled $62 million and $82 million, respectively, and for the nine months ended September 30, 2003 and 2002, totaled $222 million and $235 million, respectively.

Free Cash Flow is a non-GAAP measure of cash generated during a period that was available for discretionary capital expenditures, increasing dividends above the prior year level, repurchasing the Company’s common shares and/or reducing debt within the period. The Company defines Free Cash Flow as Cash Provided by Operating Activities of Continuing Operations less net custodial capital spending, dividends at the prior year level, required debt repayments and the tax benefit on the exercise of stock options. Net custodial capital spending, (a non-GAAP measure defined as capital expenditures, net of retirements, required to maintain the Company’s current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition as well as in compliance with regulatory requirements) is important to properly evaluate cash requirements, to forecast potential uses of cash and for use in valuation models. The Company has a system in place to classify capital spending projects as either custodial or discretionary prior to approval and to track expenditures accordingly; however, the determination of discretionary versus custodial spending still requires some level of management judgment and such limitation should be considered when using this measure. Free Cash Flow for the nine months ended September 30, 2003, was $84 million, $33 million below the prior year period. The decrease resulted from higher working capital requirements, a $16 million income tax and interest payment and a $11 million pension contribution. The Free Cash Flow generated in the first nine months of 2003 is not necessarily indicative of the Free Cash Flow that may be generated in future periods.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Free Cash Flow and of Capital Expenditures, net of sales and retirements to Custodial Capital Spending, net for the respective periods (millions of dollars):

	Nine months ended September 30,
	2003	2002
Cash provided by Operating Activities of Continuing Operations	$172.8	$204.0
Custodial capital spending, net	(47.3)	(49.5)
Purchase of assets previously leased	(5.4)	—
Dividends at prior year level	(30.2)	(29.9)
Required debt repayments*	(2.7)	(4.9)
Tax benefit on exercise of stock options	(3.6)	(2.5)

Free Cash Flow	$83.6	$117.2

Capital Expenditures, net of sales and retirements	$53.3	$57.1
Discretionary capital expenditures	(6.0)	(7.6)

Custodial Capital Spending, net	$47.3	$49.5

*	The required repayments represent debt that matured and was paid during the period. In addition to the required payments, the Company made discretionary debt repayments of $30 million and $120 million in the first nine months of 2003 and 2002, respectively.

Debt

At September 30, 2003, debt was $620 million, $33 million below the December 31, 2002 level. At September 30, 2003 the debt to capital ratio was 44.9 percent, 3.0 percentage points below December 31, 2002.

The Company has a revolving credit agreement with a group of banks that provides the Company with an unsecured credit facility totaling $170 million. The revolving credit facility is used for direct borrowings and, in the past, has been used as credit support for a commercial paper program. As of September 30, 2003, the Company had $170 million of available borrowings under this facility, which expires in November 2004. In connection with the financing of the Smurfit timberland acquisition in 1999, Rayonier Timberlands Operating Company, L.P. (RTOC), a wholly owned subsidiary of the Company, entered into an agreement with a group of banks that provided RTOC with a revolving credit facility totaling $75 million and a term loan of $200 million. The balance of the term loan of $30 million at December 31, 2002 was paid during the first quarter of 2003. RTOC had $75 million of available borrowings as of September 30, 2003 under this facility, which expires in October 2004.

In conjunction with the Company’s $170 million revolving credit facility, certain covenants must be met, including ratios based on the financial institution’s own definition of EBITDA (Covenant EBITDA). Covenant EBITDA is defined in the bank financing agreement as earnings from continuing operations before the cumulative effect of accounting changes and provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash costs of timberland and real estate sales. In addition, there are covenant requirements in effect for RTOC relating to the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges and the ratio of consolidated debt to consolidated cash flow available for fixed charges. The most restrictive long-term debt covenants in effect for Rayonier as of September 30, 2003, calculated on a 12-month trailing basis are as follows:

	Covenant Requirement	Actual ratio at September 30, 2003	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	5.59 to 1	3.09
Total debt to Covenant EBITDA should not exceed	4.00 to 1	2.05 to 1	1.95
RTOC consolidated cash flow available for fixed charges to RTOC consolidated fixed charges should not be less than	1.65 to 1	3.03 to 1	1.38
RTOC consolidated debt to RTOC consolidated cash flow available for fixed charges may not exceed	4.25 to 1	2.32 to 1	1.93

In addition to the covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets and the making of certain payments between RTOC and Rayonier. The Company is currently in compliance with all of these covenants and does not anticipate non-compliance in the future.

As part of the REIT conversion, the Company is currently in the process of negotiating a new $225 million to $250 million revolving credit facility to replace both the Company’s existing $170 million facility and RTOC’s $75 million facility. The new credit facility is expected to close in the fourth quarter of 2003. At that time, unamortized deferred financing fees of approximately $0.9 million remaining from the old facilities will be written-off.

On September 25, 2003, the Company filed with the Securities and Exchange Commission a shelf registration statement to offer $500 million of new public debt and/or equity securities. This registration statement replaced the Company’s previous $150 million shelf registration which was subsequently deregistered on September 30, 2003. Management believes that internally generated funds, combined with available external financing, will enable Rayonier to fund capital expenditures, repayments of indebtedness, acquisitions, dividends, share repurchases, working capital, and other liquidity needs for the foreseeable future.

During the second quarter of 2002, the Company guaranteed five years of Crown forest timberland lease obligations in conjunction with the sale of its New Zealand East Coast operations. As of September 30, 2003, the remaining obligation is estimated at $1.7 million per year expiring in 2007. See Note 8 - Guarantees in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the guarantee. No material changes in other guarantees or financial instruments such as letters of credit and surety bonds occurred during the first nine months of 2003.

Segment EBITDA

EBITDA (defined above) is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and nine months ended September 30, 2003 and 2002 was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
EBITDA *
Performance Fibers	$22.0	$29.7	$61.8	$85.4
Timber and Land	47.0	52.4	168.7	150.8
Wood Products	2.3	(1.1)	2.8	4.2
Other Operations	(0.1)	(0.4)	(0.8)	(1.2)
Corporate and other	(10.3)	(3.2)	(16.0)	(12.3)

Total	$60.9	$77.4	$216.5	$226.9

*	Item 5(a) provides a reconciliation of Cash Provided by Operating Activities of Continuing Operations by segment to EBITDA by segment for the three and nine month periods presented above.

New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It also applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise held a variable interest that it acquired on or before January 31, 2003. The Company adopted this Interpretation on July 1, 2003. The Company does not have any unconsolidated variable interests that constitute a majority variable interest requiring consolidation, and as a result, there has been no impact on the Company’s financial condition, results of operations or cash flows upon adoption.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the Board as part of the Derivatives Implementation Group process and to incorporate clarifications of the definitions of a derivative. SFAS No. 149 is effective for contracts modified or entered into after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company adopted the standard on July 1, 2003. There has been no impact on the Company’s financial condition, results of operations or cash flows upon adoption.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments with characteristics outlined in the statement and adopted the standard on July 1, 2003. There has been no material impact on the Company’s financial condition, results of operations or cash flows upon adoption.

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

The fair market value of the Company’s long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost effectively place the debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At September 30, 2003, the Company had two interest rate swap agreements maturing in 2004 and 2007 that resulted in an asset with a fair market value of $1.4 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

Most of Rayonier’s revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk within its New Zealand operation related to New Zealand dollar pricing and costs and periodically enters into foreign currency forward contracts to partially hedge the risks of foreign currency fluctuations. At September 30, 2003, the Company held foreign currency contracts maturing through May 2004 totaling $6.2 million. The fair value of outstanding foreign currency contracts at September 30, 2003 was an asset of approximately $0.5 million. Market risk resulting from a hypothetical 6-cent change in the New Zealand dollar/U.S. dollar exchange rate on the outstanding foreign currency contracts amounts to an approximate change of $0.7 million in pre-tax income/loss.

The Company periodically enters into commodity forward contracts to fix certain fuel oil costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil costs. The Company does not enter into commodity forwards for trading or speculative purposes. During the third quarter of 2003, the Company entered into forward commodity contracts that fixed 15,000 barrels of fuel oil at $23.65 for the fourth quarter of 2003, 45,000 barrels of fuel oil at $22.22 for the first quarter of 2004 and 50,000 barrels of fuel oil at $21.60 for the second quarter of 2004. These contracts represent approximately 20 to 25 percent of the Company’s estimated quarterly consumption. None of the Company’s fuel oil contracts qualify for hedge accounting under SFAS No. 133 and are required to be marked to market with any resulting gain or loss recorded in Other Operating Income/(Expense). For the nine months ended September 30, 2003, the mark-to-market adjustment on these outstanding contracts was a $0.2 million loss.

For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s 2002 Annual Report on Form 10-K/A.

Safe Harbor

Comments about anticipated demand, sales, expenses and earnings, and the Company’s expected REIT conversion, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for cellulose specialties, absorbent materials, timber or wood products; adverse weather conditions; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions; the timing of the Company’s election to be taxed as a REIT and its ability to satisfy complex rules in order to qualify as a REIT; and implementation or revision of governmental policies and regulations affecting the environment, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see the Company’s most recent Form 10-K/A on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

On November 3, 2003, the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures. Based on such evaluation, the certifying officers concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were well designed and effective in seeing that material information regarding the Company is promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner. The Company’s disclosure committee met with the certifying officers again on November 7, 2003 to finalize the disclosures in this Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS), arising from an issue in dispute regarding the Company’s 1996 and 1997 federal tax returns, which could have resulted in an additional tax liability of $28.3 million. The Company had been discussing this issue with the IRS since 1999 and in the first quarter of 2003 it accepted a proposal from the IRS (the “Settlement Initiative”) in order to expedite the resolution of the matter. Under the Settlement Initiative the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003 tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold, to reflect the maximum 90 percent disallowance set forth in the Settlement Initiative. As part of the $15.7 million in tax payments made in April 2003, the Company paid $6.4 million to the IRS, representing $3.7 million in tax and $2.7 million in interest, in anticipation of audit settlements pertaining to this issue. Final resolution of this matter is not likely to occur until after 2003.

In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western Division of Washington to recover costs allegedly incurred by EPA beginning in 1997 to conduct an Expanded Site Investigation and oversight at the Company’s Port Angeles mill site. The EPA currently claims in excess of $3.0 million in such costs. Rayonier is challenging the EPA’s authority to recover portions of these costs, as well as the validity of the amount spent. The Company believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations, and that its reserves at September 30, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

Between 1985 and 1995, the Company sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges by the EPA and the Louisiana Department of Environmental Quality. In dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites. This material is still owned and retained by the processor. A consent decree was entered in 1998 approving sale of the processing facility and assumption by the buyer of responsibility for movement of all remaining recycled material to a landfill. The parties were unable to complete the sale and the consent decree was vacated in May 2002. As a result, the status of the sale of the facility and ultimate responsibility for removal and disposal of the recycled material on-site are now uncertain. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at September 30, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

Item 5. Other Information

Item 5(a). Selected Supplemental Financial Data

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	109	114	314	319
Absorbent materials, in thousands of metric tons	62	74	209	208
Production as a percent of capacity	97.6%	98.3%	97.2%	98.2%

Timber and Land
Sales volume - Timber
Northwest U.S., in millions of board feet	34	36	178	186
Southeast U.S., in thousands of short green tons	1,150	1,165	3,488	3,597
New Zealand, in thousands of metric tons	187	243	446	532

Timber sales volume-
Intercompany
Northwest U.S., in millions of board feet	—	2	—	36
Southeast U.S., in thousands of short green tons	19	13	24	21
New Zealand, in thousands of metric tons	40	16	85	39

Acres sold	5,744	14,657	37,867	37,552

Wood Products
Lumber sales volume, in millions of board feet	78	87	222	252
Medium-density fiberboard sales volume, in thousands of cubic meters	49	40	131	117

Item 5(a). Selected Supplemental Financial Data (millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Geographical Data (Non-U.S.)
Sales
New Zealand	$23.0	$20.2	$63.5	$57.5
Other	1.7	8.5	9.2	33.3

Total	$24.7	$28.7	$72.7	$90.8

Operating income (loss)
New Zealand	$0.6	$2.0	$3.8	$3.9
Other	(0.6)	0.1	(1.5)	(0.9)

Total	$—	$2.1	$2.3	$3.0

Timber
Sales
Northwest U.S.	$8.9	$9.3	$44.2	$46.9
Southeast U.S.	18.3	20.2	56.0	64.3
New Zealand	5.3	6.3	14.4	12.3

Total	$32.5	$35.8	$114.6	$123.5

Operating income (loss)
Northwest U.S.	$1.6	$4.5	$21.5	$32.3
Southeast U.S.	4.0	5.3	12.1	19.2
New Zealand	2.8	4.4	3.1	4.3

Total	$8.4	$14.2	$36.7	$55.8

Item 5(a). Selected Supplemental Financial Data

The following tables reconcile Cash Provided by Operating Activities of Continuing Operations by segment to EBITDA by segment for the three and nine months ended September 30, 2003 and 2002* (millions of dollars):

Three Months Ended September 30, 2003	Performance Fibers	Timber and Land	Wood Products	Other	Corporate and Eliminations	Total
Cash provided by operating activities of continuing operations	$14.4	$63.7	$2.6	$(0.5)	$(16.2)	$64.0
Less: Non-cash cost basis of land sold	—	(1.1)	—	—	—	(1.1)
Add: Income tax expense	—	—	—	—	2.3	2.3
Interest expense	—	—	—	—	12.1	12.1
Working capital increases (decreases)	7.9	(11.0)	(0.2)	0.4	(14.8)	(17.7)
Other balance sheet changes	(0.3)	(4.6)	(0.1)	—	6.3	1.3

EBITDA	$22.0	$47.0	$2.3	$(0.1)	$(10.3)	$60.9

Nine Months Ended September 30, 2003
Cash provided by operating activities of continuing operations	$51.5	$193.5	$(0.4)	$5.7	$(77.5)	$172.8
Less: Non-cash cost basis of land sold	—	(5.5)	—	(0.2)	—	(5.7)
Add: Income tax expense	—	—	—	—	12.3	12.3
Interest expense	—	—	—	—	36.9	36.9
Working capital increases (decreases)	10.8	(12.4)	3.4	(6.7)	10.2	5.3
Other balance sheet changes	(0.5)	(6.9)	(0.2)	0.4	2.1	(5.1)

EBITDA	$61.8	$168.7	$2.8	$(0.8)	$(16.0)	$216.5

Three Months Ended September 30, 2002
Cash provided by operating activities of continuing operations	$39.7	$61.2	$0.2	$(2.2)	$(25.4)	$73.5
Less: Non-cash cost basis of land sold	—	(4.3)	—	(0.6)	—	(4.9)
Add: Income tax expense	—	—	—	—	6.4	6.4
Interest expense	—	—	—	—	14.5	14.5
Working capital increases (decreases)	(9.5)	(0.4)	(1.1)	3.1	15.4	7.5
Other balance sheet changes	(0.5)	(4.1)	(0.2)	(0.7)	(14.1)	(19.6)

EBITDA	$29.7	$52.4	$(1.1)	$(0.4)	$(3.2)	$77.4

Nine Months Ended September 30, 2002
Cash provided by operating activities of continuing operations	$91.4	$164.5	$(0.1)	$6.3	$(58.1)	$204.0
Less: Non-cash cost basis of land sold	—	(7.0)	—	(1.2)	—	(8.2)
Add: Income tax expense	—	—	—	—	16.7	16.7
Interest expense	—	—	—	—	45.3	45.3
Working capital increases (decreases)	(14.9)	(1.2)	4.9	(4.0)	8.5	(6.7)
Other balance sheet changes	8.9	(5.5)	(0.6)	(2.3)	(24.7)	(24.2)

EBITDA	$85.4	$150.8	$4.2	$(1.2)	$(12.3)	$226.9

*	Unusual, non-trade intercompany items between the segments have been eliminated.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index

b)	Reports on Form 8-K:

1)	Rayonier filed a report on Form 8-K dated July 22, 2003 to report second quarter 2003 earnings.

2)	Rayonier filed a report on Form 8-K dated August 20, 2003 to announce the approval of a restructuring to qualify the Company as a real estate investment trust effective January 1, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:
/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Vice President and
Corporate Controller

November 10, 2003

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	No amendments

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s June 30, 2003 Form 10-Q.

4	Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission.

9	Voting Trust Agreement	None

10	Material contracts	None

11	Statement re: computation of per share earnings	Not required to be filed

12	Statement re: computation of ratios	Filed herewith

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

19	Report furnished to security holders	None

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	None

24	Power of attorney	None

31	Certifications	Filed herewith

32	Certification of periodic financial reports under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith