Form 10-K
period 2003-12-31
RAYONIER INC
filed 2004-03-08
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

The aggregate market value of the Common Shares of the registrant held by non-affiliates of the Registrant at the close of business on June 30, 2003 was $1,337,228,607.

As of March 3, 2004, there were outstanding 49,403,539 Common Shares of the Registrant.

The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held May 20, 2004, is incorporated by reference in Part III of the Form 10-K.

*	Included pursuant to Instruction 3 to Item 401 (b) of Regulation S-K

i

INDEX TO FINANCIAL STATEMENTS

Page
Report of Management	F-1
Independent Auditors’ Report	F-1
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2003	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3 to F-4

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2003	F-5

Notes to Consolidated Financial Statements	F-6 to F-33

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts	F-34

All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	A
Exhibit Index	B to E

ii

PART I

Item 1. BUSINESS

General

Rayonier Inc. (Rayonier or the Company), including its subsidiaries, is a leading international forest products company primarily engaged in activities associated with timberland management, including the sale of timber and timberlands and in the production and sale of high value-added performance cellulose fibers. Rayonier owns or leases approximately 2.1 million acres of timberland located primarily in the United States and New Zealand and owns and operates two performance fibers mills in the United States. The Company also manufactures wood products through its lumber manufacturing facilities in the United States and a medium-density fiberboard (MDF) plant in New Zealand. In addition, the Company engages in the trading of logs and wood products. The Company’s corporate strategy is focused primarily on its two core reportable segments—Timber and Land and Performance Fibers.

Rayonier traces its origins to the Rainier Pulp & Paper Company founded in Shelton, WA, in 1926. In 1937, it became “Rayonier Incorporated,” a public company traded on the New York Stock Exchange (NYSE), until 1968, when it became a wholly owned subsidiary of ITT Corporation. On February 28, 1994, Rayonier again became an independent public company when ITT distributed all of Rayonier’s Common Shares to ITT stockholders. Rayonier shares are publicly traded on the NYSE under the symbol RYN. Rayonier is a North Carolina corporation with its executive offices located at 50 North Laura Street, Jacksonville, FL, 32202. Its telephone number is (904) 357-9100.

On August 18, 2003, the Company’s Board of Directors approved a plan to convert the Company into a REIT, effective January 1, 2004. The Company’s U.S. timber harvest operations qualify for REIT tax treatment and will not be required to pay federal income taxes if applicable distribution, income, asset and shareholder tests are met. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property within the REIT during the first ten years following the election to be taxed as a REIT. These operations are conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR), formerly known as Rayonier Timberlands Operating Company. Other non-REIT qualifying and foreign operations, which will continue to pay corporate-level tax on earnings, were transferred to TRS Holdings Inc., a wholly-owned taxable REIT subsidiary of Rayonier Inc. These operations include the Company’s Performance Fibers, New Zealand timber, and Wood Products businesses, as well as the Company’s marketing of high value timberland (known as higher and better use, “HBU”).

Rayonier operates in three reportable business segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber and Land, Performance Fibers, and Wood Products. The Timber and Land segment’s strategies include buying, selling and managing timberlands, selling timber, and selling HBU timberland to be used for conservation, real estate development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Land sales. Timber sales include all activities that relate to the harvesting of timber, while Land sales include the sale of all timberland tracts, including those designated as HBU. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment includes lumber and MDF. The Company’s remaining operations are combined and reported in an “Other” category as permitted by SFAS No. 131 and include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. For information on sales, operating income and identifiable assets by reportable segment, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3—Segment and Geographical Information.

Sales

Rayonier’s sales (as reclassified for discontinued operations) for the three years ended December 31, 2003, were as follows (in millions):

	Year Ended December 31
	2003	2002	2001
Timber and Land
Timber	$153	$172	$189
Land	106	75	84

Total Timber and Land	259	247	273

Performance Fibers
Cellulose Specialties	378	375	369
Absorbent Materials	156	151	178

Total Performance Fibers	534	526	547

Wood Products
Lumber	97	99	89
MDF	41	38	36

Total Wood Products	138	137	125

Other	172	216	192
Intersegment Eliminations	(2)	(9)	(13)

Total Sales	$1,101	$1,117	$1,124

Rayonier has customers in more than 50 countries and approximately 40 percent of the Company’s 2003 sales of $1.1 billion were made to customers outside the United States.

Timber and Land

Rayonier buys and manages timberlands, sells standing timber at auction to third parties, sells delivered logs, and also sells its timberland for large tract conservation and real estate development. The segment executes its strategies in two ways: Timber and Land sales.

Timber—Rayonier owned or leased approximately 2.1 million acres of timberlands as of December 31, 2003, as follows (in thousands of acres):

Region	Total Acres*	%	Fee-Owned Acres	Long-Term Leased Acres
Southeast U.S.	1,619	77	1,361	258
Northwest U.S.	370	17	370	—
New Zealand	118	6	76	42

Total	2,107	100	1,807	300

*	Excluded are approximately 112,000 acres managed by Rayonier in Australia, 1,000 acres managed in New Zealand and 32,000 acres of non-harvestable or native vegetation land in New Zealand.

The Company’s Southeastern U.S. timberlands consist of approximately 1.6 million acres located primarily in Georgia, Florida and Alabama. These timberlands’ proximity to pulp, paper and lumber mills results in significant competition for the purchase of the timber. Approximately 50 percent of timber harvest represents high-value wood sold primarily to lumber mills. The balance is pulpwood used for making pulp and paper. Softwoods are the predominant species on the Southeastern U.S. timberlands and include loblolly and slash pine, while hardwoods, the minor species, include red oak, sweet gum, black gum, red maple, cypress and green ash.

Through advanced silvicultural practices, the Company has increased volume per acre of timber available for harvest from its Southeastern U.S. timberlands by approximately 2 percent per year. This is a primary factor behind an increasing pine harvest trend over the past 15 years.

Northwestern U.S. timberlands consist of approximately 370,000 acres primarily on the Olympic Peninsula in Western Washington State. All are owned in fee and consist almost entirely of second growth trees. These timberlands are primarily softwood stands, with approximately 65 percent hemlock and the remainder Douglas fir, Western red cedar and spruce. Hardwood timber stands consist principally of alder and maple.

The Company’s New Zealand forest assets consist of 76,000 acres of fee-owned timberland, plus Crown Forest Licenses that provide the right to grow and harvest timber on approximately 42,000 acres of government owned timberland for a minimum period of 35 years. Approximately 87 percent of these timberlands consist of radiata pine, well suited for high-quality lumber and panel products. The balance is Douglas fir and other species. Timber is grown and sold for both domestic New Zealand uses and for export, primarily to the Pacific Rim markets. In addition, the Company manages timberlands for other parties in New Zealand and Australia.

Rayonier manages timberlands to scientifically develop forests to their maximum economic value. The average rotation age for timber from the Southeastern U.S. (primarily Southern pine) is 21 years. The average rotation age for timber destined for domestic and export markets from the Northwestern U.S. (primarily hemlock and Douglas fir) is 45 to 50 years. The average rotation age for timber grown in New Zealand (primarily radiata pine) is 25 to 28 years. Timber in the Southeast U.S. is saw-timber and pulpwood, while timber in the Northwest U.S. and New Zealand is primarily saw-timber.

Rayonier sells timber through a public auction process, predominantly to third parties, and also sells delivered logs. By requiring the Company’s other operating units to competitively bid for their timber and wood requirements, the Company believes it can maximize the true economic return on its investments. In 2003, approximately 98 percent of the Company’s standing timber sales were made to third parties. These sales were primarily made on either a lump-sum or pay-as-cut basis. On a lump-sum basis, a minimum of 20 percent initial payment is required, title and risk of loss are transferred and installment payments are made in advance for the volume to be cut. On a pay-as-cut basis, a minimum 10 percent deposit and a performance bond are required. Payments are made and title and risk of loss are transferred as the timber is cut.

During the fourth quarter of 2003, in anticipation of converting to a REIT, the Company discontinued offering lump-sum contracts in the Northwest U.S. and began utilizing pay-as-cut contracts which qualify for capital gains treatment under Section 631(b) of the Internal Revenue Code (IRC). These contracts require a minimum 15 percent initial payment and title and risk of loss are transferred when the timber is cut.

The Company manages its timberlands in conformity with best forest industry practices. A key to success is the extensive application of Rayonier’s silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species, fertilization and careful timing of the harvest, all of which are designed to maximize value while complying with environmental requirements. The following table sets forth timberland acres (in thousands) as of December 31, 2003, by region and by timber classification:

Region*	Softwood Plantation	Hardwood Lands	Non-Forest	Total
Southeast U.S.	1,089	507	23	1,619
Northwest U.S.	311	11	48	370
New Zealand	101	17	—	118

Total	1,501	535	71	2,107

*	Includes only fee and leased timberlands and excludes management only agreements in New Zealand and Australia.

Softwood merchantable timber inventory is an estimate of the amount of standing timber at the earliest age that it could be economically harvested. Hardwood inventory is an estimate of the amount of standing timber available for harvest. Estimates are based on an inventory system that continually involves periodic statistical sampling of the timberlands. Adjustments are made on the basis of growth estimates, harvest information and market conditions which may impact the economical harvesting of timber located in wetlands, or other marginal geographic areas.

The following table sets forth the estimated volumes of merchantable timber by location and type, as of December 31, 2003:

Region	Softwood	Hardwood		Total	Equivalent total, in thousands of short green tons	%
Southeast U.S., in thousands of short green tons	30,482	16,045	*	46,527	46,527	70
Northwest U.S., in millions of board feet	1,579	153		1,732	12,470	19
New Zealand, in thousands of metric tons	5,943	505		6,448	7,108	11

					66,105	100

*	Excludes approximately 3.6 million tons of seed trees and trees located in swamplands.

Land—Rayonier invests in timberlands seeking to maximize its total return from a full cycle of ownership. The end cycle includes selling portions of its timberland base to capture the appreciated value of its overall asset base. This program includes selling timberland for others to manage and harvest, as well as selling HBU timberlands.

In November 2000, the Company announced that it would routinely sell 2 percent to 4 percent of its timberland base each year to capture the appreciated value of its overall holdings on a more routine basis. The Company plans on periodically replenishing its timberland base through large scale, strategic acquisitions, although smaller acquisitions may be made from time to time on an opportunistic basis.

Timberland sales for the three years ended December 31, 2003, are summarized in the following table (thousands of dollars, except acres sold):

	2003	2002	2001
Timberland Sales	$106,145	$75,279	$83,857
Operating Income	$87,259	$47,321	$51,517
Acres Sold	40,595	44,256	67,417

Performance Fibers

Rayonier is a leading manufacturer of high performance cellulose fibers with production facilities in Jesup, GA and Fernandina Beach, FL, that have a combined annual capacity of approximately 720,000 metric tons. To meet customers’ needs these facilities are capable of manufacturing more than 25 different grades of performance fibers. The Jesup facility can produce approximately 570,000 metric tons, or 79 percent of Rayonier’s total capacity. The Fernandina Beach facility can produce approximately 150,000 metric tons, or 21 percent of the Company’s total capacity.

Rayonier produces and sells these performance fibers primarily to meet specific customer orders and specifications throughout the world. The customers use these products to produce a wide variety of consumer and industrial products. Approximately two-thirds of Rayonier’s Performance Fibers sales are exported primarily to customers in Asia, Europe and Latin America. Approximately 85 percent of Performance Fibers sales are made directly by Rayonier personnel, with the remainder made through independent sales agents primarily to export locations.

This segment includes two major product lines – Cellulose Specialties and Absorbent Materials.

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

Rayonier also produces and markets an ultra-thin engineered absorbent core material that goes into super-absorbent sanitary napkins and diaper products as well as other applications. A 12,000 ton per-year manufacturing facility in Jesup, GA was completed in 2001 to bring manufacturing in-house and aid in the continued development of these products. This is a developing business that represented approximately 8 percent of the 2003 absorbent materials product line total sales.

Wood Products

The Wood Products business segment manufactures and sells dimension and specialty lumber and MDF.

Rayonier operates three lumber manufacturing facilities in the U.S. that produce Southern pine and specialty lumber for residential construction and industrial uses. The mills located at Baxley, Eatonton, and Swainsboro, GA, have a combined annual capacity of approximately 365 million board feet of lumber, while also producing approximately 750,000 tons of wood chips for pulp and paper manufacturing. Lumber sales are primarily to customers in the Southeastern U.S. Rayonier personnel sell most of the lumber; however sales to certain export locations are made through independent agents. Substantially all of the wood chip production is sold (at market prices) to Rayonier’s Jesup, GA, performance fibers facility, accounting for approximately 18 percent of that facility’s 2003 total wood consumption.

The Company operates a premium grade MDF facility in New Zealand with an annual capacity of 170,000 cubic meters. The Company’s MDF is marketed worldwide by Rayonier personnel, independent sales agents and a New Zealand distributor.

Other

Rayonier operates a log trading business in the Northwest U.S., New Zealand and Chile. It also exports logs from New Zealand and Russia. The Company purchases and harvests timber for sale in domestic and export markets. Timber is purchased from both internal and external sources. In 2003, no timber was sourced internally in the Northwest U.S. and approximately 26 percent of New Zealand log trading sales volume was sourced from Company timberlands. Logs were also purchased from independent dealers who in some cases had purchased cutting rights to Company timberlands. Additionally, Rayonier purchases lumber and wood panel products for sale in both domestic and export markets.

Discontinued Operations and Dispositions

Prior years’ dispositions and discontinued operations include Rayonier’s New Zealand East Coast timberland operations and associated assets sold for $64 million in 2002; its Port Angeles, WA performance fibers mill that was closed on February 28, 1997; its interest in the Grays Harbor, WA, performance fibers and paper complex, which was closed in 1992; its wholly-owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1989; its Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition. See also Note 14—Reserves for Dispositions and Discontinued Operations.

Foreign Sales and Operations

Rayonier’s sales for the three years ended December 31, 2003, by geographical destination are as follows (in millions):

	Sales by Destination
	2003	%	2002	%	2001	%
United States	$684	62	$674	61	$656	58
Europe	128	12	122	11	125	11
Japan	79	7	79	7	111	10
China	72	6	69	6	66	6
Other Asia	78	7	93	8	76	7
Latin America	30	3	34	3	45	4
Canada	22	2	36	3	34	3
All other	8	1	10	1	11	1

	$1,101	100	$1,117	100	$1,124	100

The majority of sales to foreign countries are denominated in U.S. dollars.

Overseas assets, primarily in New Zealand, were approximately 14 percent of total assets at the end of 2003, and Rayonier’s sales from non-U.S. operations were approximately 9 percent of total sales. See also Note 3—Segment and Geographical Information.

Patents

Rayonier has a number of patents and pending patent applications that relate to its proprietary products and processes. The Company intends to take such steps as are necessary to protect its patents and file applications for future inventions that are deemed important to its business operations.

Competition and Customers

The Company’s U.S. timberlands are located in two major timber-growing regions (the Northwest and the Southeast), where timber markets are fragmented and competitive. In the Northwest U.S., The Campbell Group, John Hancock Mutual Life Insurance Co., Simpson Timber Company, Weyerhaeuser, and Washington State (Department of Natural Resources) are significant competitors. Other competition in the Northwest U.S. arises from log imports from Canada by Timberwest, Interfor and Canfor. In the Southeast U.S., the Company competes with Plum Creek and International Paper, among others. Price is the principal method of competition. In the Northwest U.S., the majority of the Company’s customers are large, financially stable businesses, while in the Southeastern U.S., the majority of customers are smaller, family-owned businesses.

Performance Fibers are marketed worldwide against strong competition from domestic and foreign producers. Rayonier’s major competitors include International Paper, Weyerhaeuser, Georgia-Pacific and Buckeye Technologies. In June of 2003, International Paper closed its Natchez, Mississippi mill, which was a major competitor in the cellulose acetate market. It is believed that Rayonier, the leading supplier in this market, and its cellulose specialties competitors, together have sufficient capacity to assure continued adequate supply of cellulose acetate products to the market. The final impact of this closure may take a year to fully develop, but subsequent to the closure price increases of 6 to 8 percent have been announced. In the fluff pulp market, Koch Industries recently announced that it was purchasing two fluff pulp mills, in Brunswick, Georgia and Leaf River, Mississippi, from Georgia-Pacific. It is still too early to assess what impact, if any, this sale, which is scheduled to close in the second quarter of 2004, will have on the fluff market.

Rayonier continues to work towards development of new products and processes that could add additional value to the Performance Fibers business. Pricing, product performance and technical service are principal methods of competition.

Rayonier’s lumber and MDF wood products compete with construction and furniture materials manufactured by other companies. Incremental productivity improvements at the company’s MDF plant and improving demand in key U.S., Japanese and Chinese markets have been negatively impacted by the recent strength of the New Zealand currency.

Export log markets are highly competitive. Logs are available from several countries and numerous suppliers. In New Zealand, major competitors include Carter Holt Harvey and Fletcher Challenge. Price and customer relationships are important methods of competition.

The Company has no single customer that purchased an amount greater than or equal to 10 percent of its consolidated revenues during the years ended December 31, 2003, 2002 or 2001. On a segment basis, Performance Fibers 2003 sales included one customer that purchased an amount equal to 12 percent of the segment’s sales and four other customers that each purchased approximately 6 to 7 percent of the segment’s sales. The loss of any one of these customers could have a material adverse effect on this segment’s results of operations. In February 2004, a private equity firm made a tender offer to purchase a customer expected to account for approximately 12 percent of our 2004 cellulose specialties sales. It is too early to determine what impact, if any, this transaction will have on our Performance Fibers business.

Seasonality

The Company’s Timber and Land segment normally experiences lower timber harvest volumes in the third quarter of each year due to the greater seasonal availability of non-Rayonier timber during the drier summer harvesting period, particularly in the Northwestern U.S. The Wood Products segment may experience higher seasonal demand in the volume of lumber sold in the second quarter of each year primarily due to the relative strength of housing starts. The Performance Fibers segment results are normally not impacted by seasonal changes, although most contracts are renewed on January 1 each year.

Environmental Matters

See “Environmental Regulation” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16—Contingencies.

Raw Materials

In the U.S., timber harvesting continues to be restricted by legislation, litigation and pressure from various preservationist groups. The market supply of timber is also subject to cyclical price swings in wood products and in pulp and paper markets, as well as wet weather conditions which restrict the ability to harvest timber. In 2003, Performance Fibers results were negatively impacted by a shortage and resulting higher cost of hardwood, timber and chips for the Cellulose Specialties product line. Separately, Rayonier has pursued, and is continuing to pursue, reductions in usage and costs of other key raw materials, supplies and contract services at its Performance Fibers, MDF and lumber mills. Management foresees no material constraints from pricing or availability of its key raw materials.

Research and Development

Rayonier believes it maintains one of the preeminent Performance Fibers research facilities and staff in the forest products industry. Research and development efforts are directed primarily at developing new and improved cellulose fiber grades, absorbent materials and related products, improving manufacturing efficiency, reducing energy needs, improving product quality and developing improved environmental controls. In 2003, to better align itself with its customers’ priorities, the Company began focusing its efforts more on the development of existing core products and technologies versus new product research. As a result, the headcount at the research center was reduced by approximately 40 percent. The research center is adjacent to the Performance Fibers mill in Jesup, GA.

Research activities related to timber operations include genetic tree improvement programs as well as applied silvicultural programs to identify management practices that improve financial returns from timber assets.

Research and development annual expenditures were approximately $9 million in 2003, 2002 and 2001.

Employee Relations

Rayonier currently employs approximately 2,200 people. Of this number, approximately 2,000 are employees in the United States, of whom 43 percent are covered by labor contracts. Most hourly employees are represented by one of several labor unions. Labor relations are maintained in a normal and satisfactory manner.

In August 2001 and December 2001, Jesup’s labor agreements, covering approximately 700 employees, were extended through June 30, 2008. In April 2001, Fernandina’s labor contracts, covering approximately 250 employees, were extended through April 30, 2006. There were no changes to the Jesup and Fernandina labor contracts in 2003.

Rayonier has in effect various benefit plans for its employees and retirees, providing certain group medical, dental and life insurance coverage, pension and other benefits. The cost of these plans is borne primarily by Rayonier.

Item 2. PROPERTIES

Rayonier owns or leases approximately 2.0 million acres of timberlands in the United States. The Company manages these properties and sells timber to other Company operating units, as well as unaffiliated parties. Rayonier’s New Zealand subsidiary owns or manages the forest assets on approximately 0.2 million acres of plantation forests in New Zealand and Australia. Rayonier and its wholly owned subsidiaries own or lease various other properties used in their operations. These include two Performance Fibers mills, an Engineered Absorbent Materials (EAM) facility, three lumber manufacturing facilities, an MDF plant, a research facility and Rayonier’s corporate headquarters. These facilities are located in the Southeastern and Northwestern portions of the U.S. and in New Zealand. Additional information on mill volumes is disclosed in Item 6—Selected Financial Data.

Item 3. LEGAL PROCEEDINGS

Rayonier is engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 14—Reserves for Dispositions and Discontinued Operations and Note 16—Contingencies.

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS), arising from an issue in dispute regarding the Company’s 1996 and 1997 federal tax returns, which could have resulted in an additional tax liability of $28.3 million. The Company had been discussing this issue with the IRS since 1999 and in the first quarter of 2003 it accepted a proposal from the IRS (the “Settlement Initiative”) in order to expedite resolution of the matter. Under the Settlement Initiative the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003 tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold, to reflect the maximum 90 percent disallowance set forth in the Settlement Initiative. In April 2003, the Company deposited $6.4 million with the IRS, representing $3.7 million in tax and $2.7 million in interest, in anticipation of audit settlements pertaining to this issue. Final resolution of this matter is likely to occur in the next 12 to 24 months.

Between 1985 and 1995, Southern Wood Piedmont (SWP), a subsidiary of the Company, sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Environmental Protection Agency (EPA) and the Louisiana Department of Environmental Quality (LDEQ) in June 1990, in United States District Court for the Western District of Louisiana against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that are still owned and retained by the processor. Currently there are no claims pending against the Company or SWP by the EPA or the LDEQ. However, both have indicated that they believe SWP may be liable for some portion of the costs of clean-up and disposal of the recycled material sent to the processing site by SWP. If no settlement is reached in this matter, trial is scheduled to begin in September, 2004. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at December 31, 2003 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute. See also Note 14-Reserves for Dispositions and Discontinued Operations.

In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western District of Washington to recover approximately $3.2 million in costs allegedly incurred by the EPA in 1997 to conduct an Expanded Site Investigation at the Company’s Port Angeles mill site. Rayonier challenged the EPA’s authority to recover this type of cost, as well as the validity of the amount spent. Trial in this matter commenced February 2, 2004 and concluded on February 24. On February 25, the court ruled that the United States was entitled only to approximately $0.7 million of the approximately $3.2 million claimed, and denied a request by the United States for an order permitting it to recover future costs relating to the Port Angeles site. While the court’s ruling is favorable, the Company is evaluating its options as it is unclear whether the United States will appeal the decision. The Company believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations and that its reserves at December 31, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF RAYONIER

W. Lee Nutter, 60, Chairman, President and Chief Executive Officer—Mr. Nutter joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President, Timber and Wood in 1984, Vice President, Forest Products in 1985, Senior Vice President, Operations in 1986 and Executive Vice President in 1987. He was elected President and Chief Operating Officer and a director of Rayonier in 1996 and to his current position effective January 1999. Mr. Nutter serves on the Board of Directors of Republic Services, Inc. and on the Board of Directors of the National Council for Air and Stream Improvement. He is also a member of the North Florida Regional Board of SunTrust Bank. Mr. Nutter holds a B.A. degree in Business Administration from the University of Washington and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Paul G. Boynton, 39, Senior Vice President, Performance Fibers—Mr. Boynton joined Rayonier in 1999 as Director, Specialty Pulp Marketing and Sales. He was elected Vice President, Performance Fibers Marketing and Sales in October 1999, Vice President, Performance Fibers in January 2002, and to his current position effective July 2002. Prior to joining Rayonier, he held positions with 3M Corporation from 1990 to 1999, most recently as Global Brand Manager, 3M Home Care Division (global manufacturer and marketer of cleaning tool products). He holds a B.S. degree in mechanical engineering from Iowa State University, an M.B.A. degree from the University of Iowa, and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Timothy H. Brannon, 56, Senior Vice President, Forest Resources and Wood Products—Mr. Brannon joined Rayonier in 1972 at its Southern Wood Piedmont subsidiary (SWP). He was named Vice President and Chief Operating Officer of SWP in 1983 and President in 1992. Mr. Brannon was elected Rayonier’s Vice President and Director, Performance Fibers Marketing and Sales in 1994, Vice President, Asia Pacific and Managing Director, Rayonier New Zealand in 1998 and to his current position effective March 2002. He holds a B.A. degree in psychology from Tulane University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Michael R. Herman, 41, Vice President and General Counsel and Assistant Secretary —Mr. Herman joined Rayonier in 2003 as Vice President and General Counsel and was elected to his current position in October 2003. Prior to joining Rayonier, he served as Vice President and General Counsel of GenTek Inc. (a publicly-traded global manufacturing conglomerate) and in other positions in GenTek’s legal department from 1992 to August 2003. GenTek Inc. filed a voluntary petition for protection under Chapter 11 of the federal Bankruptcy Code in the Bankruptcy Court for the District of Delaware in October of 2002, and the Bankruptcy Court approved a plan of reorganization for GenTek in November 2003 which resulted in GenTek’s emergence from bankruptcy. Mr. Herman was previously counsel to IBM’s Integrated Systems Solutions Corporation and an Associate with the law firm of Shearman & Sterling. He holds a B.A. degree in Economics and English from Binghamton University and a J.D. degree from St. John’s University School of Law.

John P. O’Grady, 58, Senior Vice President, Administration—Mr. O’Grady joined Rayonier in 1991 as Vice President, Administration. He was elected Senior Vice President, Human Resources in 1994 and to his current position effective January 1996. Mr. O’Grady serves on the American Forest and Paper Association’s employee and labor relations committee and from 1993 to 2003 served as a Management Trustee for the Paper, Allied-Industrial, Chemical and Energy Workers International Union Health and Welfare Trust. Mr. O’Grady also served on the Board of Advisors of the Michael F. Price College of Business of the University of Oklahoma from 1997 through 1999. He holds a B.S. degree in Labor Economics from the University of Akron, an M.S. degree in Industrial Relations from Rutgers University and a Ph.D. in Management from California Western University.

Gerald J. Pollack, 62, Senior Vice President and Chief Financial Officer—Mr. Pollack joined Rayonier in 1982 as Vice President and Controller. He was elected to the position of Vice President and Chief Financial Officer in 1986 and to his current position in May 1992. He is a member of the Board of Directors and Chairman of the Finance Committee of the Jacksonville Symphony Association, and President of the Northern Florida Chapter of Financial Executives International. Mr. Pollack has a B.S. degree in Physics from Rensselaer Polytechnic Institute and an M.B.A. degree in Accounting and Finance from the Amos Tuck School at Dartmouth.

Hans E. Vanden Noort, 45, Vice President and Corporate Controller—Mr. Vanden Noort joined Rayonier as Corporate Controller in 2001, and was elected to his current position in December 2001. Prior to coming to Rayonier, he held a number of senior management positions with Baker Process, a division of Baker Hughes, Inc. (manufacturer of petroleum-related equipment and supplies), most recently as Vice President of Finance and Administration. Mr. Vanden Noort holds a B.B.A. in accounting from the University of Cincinnati, an M.B.A. from the University of Michigan and is a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Rayonier Common Shares—Market Prices, Volume and Dividends

The table below reflects the range of market prices of Rayonier Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which this security is listed, under the trading symbol RYN.

On May 21, 2003 the Company’s Board of Directors approved a three-for-two stock split and a 12.5 percent increase in the post-split quarterly cash dividend from 24 cents to 27 cents per share. The stock split was effected in the form of a stock dividend and on June 12, 2003, the Company issued one additional share of common stock for every two shares held to shareholders of record on June 2, 2003. Amounts shown below prior to the stock split have been restated.

On November 3, 2003 the Company’s Board of Directors declared a special dividend payable on December 19, 2003 to shareholders of record on November 14, 2003. The dividend was designed to satisfy the requirement that the Company pay to shareholders its undistributed taxable earnings and profits through year-end 2003 as part of its previously announced intention to convert to a REIT effective January 1, 2004. On December 19, 2003 the Company issued 6.4 million common shares and distributed $61 million reflecting the special dividend of $314 million. Price and volume data shown below prior to the special dividend have been restated.

	High	Low	Composite Volume	Regular Dividends
2003
Fourth Quarter	$41.75	$33.95	19,070,266	$0.27
Third Quarter	34.84	27.35	32,512,020	0.27
Second Quarter	30.32	24.35	13,920,332	0.27
First Quarter	26.35	22.55	11,989,143	0.24
2002
Fourth Quarter	$26.20	$20.61	15,061,393	$0.24
Third Quarter	28.87	22.84	19,047,756	0.24
Second Quarter	32.95	26.77	18,302,615	0.24
First Quarter	30.47	26.40	10,348,057	0.24

On February 20, 2004, Rayonier announced a first quarter dividend of 56 cents per share payable March 31, 2004, to shareholders of record on March 11, 2004.

There were approximately 13,280 shareholders of record of Rayonier Common Shares on March 1, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following profitability, financial condition and cash flow summary of historical financial data for each of the five years in the period ended December 31, 2003, is derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements.

	Year Ended December 31
	2003	2002	2001	2000	1999
	(dollar amounts in millions, except per share data)
Profitability:

Sales	$1,101	$1,117	$1,124	$1,196	$1,080
Operating income	103	130	149	189	137
Provision for dispositions (1)	—	(3)	—	(15)	—
Income from continuing operations	50	55	57	78	69
Net income (9)	50	54	58	78	69
Income from continuing operations:
Per share - Diluted (2)	1.16	1.30	1.37	1.87	1.63
Per share - Basic (2)	1.18	1.32	1.39	1.90	1.65
Net income:
Per share - Diluted (2)	1.16	1.28	1.39	1.88	1.63
Per share - Basic (2)	1.18	1.30	1.41	1.91	1.65

Financial Condition:
Total assets	$1,839	$1,887	$2,040	$2,181	$2,302
Total debt	618	653	865	991	1,158
Book value	711	710	709	680	656
Book value - per share (3)	14.51	17.07	17.28	16.73	15.96

Cash Flow:
Cash flow provided by operating activities	$208	$253	$231	$287	$218
Cash used for investing activities	(91)	(77)	(74)	(71)	(321)
Cash (used for) provided by financing activities	(115)	(242)	(158)	(221)	104
Capital expenditures	86	77	75	87	92
Depreciation, depletion and amortization	158	166	174	174	103
Cash dividends paid (4)	105	40	39	39	36
Share repurchases	—	3	2	18	24

Non-GAAP Financial Measures:
EBITDA (5)	$262	$298	$325	$369	$245
Free Cash Flow (6)	78	62	103	179	92
Custodial Capital Spending (7)	76	66	61	66	64
Debt to EBITDA (5)	2.4 to 1	2.2 to 1	2.7 to 1	2.7 to 1	4.7 to 1

Performance Ratios (%):
Operating income to sales	9	12	13	16	13
Return on equity (8)	7	8	8	12	11
Return on capital (8)	7	6	6	8	7
Debt to capital	47	48	55	59	64

	Year Ended December 31
	2003	2002	2001	2000	1999
Selected Operating Data:

Timber and Land
Timber sales volume
Northwest U.S. – in millions of board feet	225	252	251	239	204
Southeast U.S. – in thousands of short green tons	4,524	4,881	5,395	4,920	2,557
New Zealand – in thousands of metric tons	632	805	793	901	866

Intercompany Timber sales volume
Northwest U.S. – in millions of board feet	—	38	48	59	24
Southeast U.S. – in thousands of short green tons	48	37	43	41	40
New Zealand – in thousands of metric tons	128	60	46	178	234

Land – acres sold	40,595	44,256	67,417	63,221	7,130

Performance Fibers
Sales volume
Cellulose Specialties – in thousands of metric tons	435	435	423	396	364
Absorbent Materials– in thousands of metric tons	273	271	284	329	297

Production as a percent of capacity	97%	99%	97%	101%	95%

Wood Products
Lumber sales volume – in millions of board feet	310	325	279	235	255

Medium-density fiberboard sales volume - in thousands of cubic meters	177	163	161	157	129

Geographical Data (Non-U.S.)
Sales
New Zealand	$86	$87	$72	$84	$77
Other	12	41	40	49	56

Total	$98	$128	$112	$133	$133

Operating Income (Loss)
New Zealand	$4	$9	$3	$(3)	$(8)
Other	(1)	2	—	2	(1)

Total	$3	$11	$3	$(1)	$(9)

	Year Ended December 31
	2003	2002	2001	2000	1999
Timber and Land
Sales
Northwest U.S.	$68	$70	$68	$82	$73
Southeast U.S.	171	148	181	173	79
New Zealand	20	29	24	18	17

Total	$259	$247	$273	$273	$169

Operating Income
Northwest U.S.	$35	$48	$49	$65	$52
Southeast U.S.	99	71	89	81	58
New Zealand	5	5	7	6	5

Total	$139	$124	$145	$152	$115

EBITDA (10)
Timber and Land	$204.5	$198.5	$227.7	$242.5	$138.2
Performance Fibers	76.1	114.1	115.8	163.7	111.3
Wood Products	8.6	4.1	4.3	(5.0)	9.1
Other Operations	0.1	(2.4)	(4.1)	(0.3)	(1.7)
Corporate and other	(26.9)	(16.4)	(19.2)	(32.3)	(12.3)

Total	$262.4	$297.9	$324.5	$368.6	$244.6

(1)	Primarily related to closure reserves for the Port Angeles Performance Fibers mill.

(2)	First quarter 2003 and full years 2002, 2001, 2000 and 1999 have been restated to reflect the June 12, 2003 three-for-two stock split.

(3)	2002, 2001, 2000 and 1999 have been restated to reflect the June 12, 2003 three-for-two stock split.

(4)	2003 includes regular dividends of $44 million, and a special dividend of $61 million that was distributed as part of a required dividend in connection with the Company’s conversion to a REIT on January 1, 2004.

(5)	EBITDA is defined as earnings from continuing operations before interest expense, income taxes, depreciation, depletion and amortization. EBITDA is a non-GAAP measure of operating cash generating capacity of the Company. See table in Item 7–Management’s Discussion and Analysis, for reconciliation of Cash Provided by Operating Activities to EBITDA.

(6)	Free Cash Flow is defined as cash provided by operating activities less Custodial Capital Spending, dividends at prior year level, required debt repayments and the tax benefit on the exercise of stock options. Free cash flow is a non-GAAP measure of cash generated during a period that is available for discretionary capital expenditures, increasing dividends above the prior year level, repurchasing the Company’s common shares and/or reducing debt within the period. See table in Item 7 – Management’s Discussion and Analysis, for reconciliation of Cash Provided by Operating Activities to Free Cash Flow.

(7)	Custodial Capital Spending, a non-GAAP measure, is defined as capital expenditures, net of proceeds received from retirements, to maintain current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition, and in compliance with regulatory requirements. See table in Item 7 - Management’s Discussion and Analysis, for reconciliation of Capital Expenditures to Custodial Capital Spending.

(8)	Based on income from continuing operations.

(9)	Included in the calculation of net income are certain items that are infrequent in either occurrence or size and are, in the eyes of management, important to understand the financial performance or liquidity of the Company in the comparative annual periods being reported on. These “items of interest” and their effect on net income for the periods indicated were as follows:

Items of Interest	Increase/(decrease) to Net Income for the Year Ended December 31
	2003	2002	2001	2000	1999
REIT expense (a)	$(5.1)	$—	$—	$—	$—
Tax audit adjustment (b)	2.3	—	—	—	—
Disposition reserve (c)	—	(1.7)	—	(9.4)	—
Southeast land sale (d)	—	—	—	—	3.2
Restructuring/relocation (e)	—	—	—	—	(2.6)
Contract dispute (f)	—	—	—	—	(2.9)
Asset sale (g)	—	—	—	—	5.8
New Zealand Joint Venture sale (h)	—	—	—	4.5	—
Northwest US harvest delay (i)	(2.7)	—	—	—	—
Tax benefit on loan settlements (j)	3.6	2.0	—	—	—

(a)	Expenses to convert to a REIT.
(b)	Favorable tax audit interim partial settlement.
(c)	Primarily related to a closure reserve for the Port Angeles, WA Performance Fiber mill.
(d)	Genesis Point – Southeast U.S. land sale.
(e)	Primarily costs associated with the Company’s headquarters relocation from Stamford, CT to Jacksonville, FL.
(f)	Southern Wood Piedmont Company (SWP) insurance receivable adjustment.
(g)	Sale of a marine terminal and related assets in the Northwest U.S. (Grays Harbor Dock, WA).
(h)	Sale of Rayonier’s 25 percent interest in a New Zealand timberland joint venture.
(i)	Delayed harvest and revenue recognition in the Northwest U.S. resulting from change from lump-sum to pay-as-cut contracts in anticipation of converting to a REIT.
(j)	Tax benefit on foreign exchange loss related to settlement of New Zealand dollar denominated intercompany loans.

(10)	EBITDA, defined as Earnings from Continuing Operations before Interest, Taxes, Depreciation, Depletion and Amortization, is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. The tables on the following page reconcile Cash Provided by Operating Activities of Continuing Operations by segment to EBITDA by segment for the five years ended December 31, 2003.

Reconciliation of Cash Provided by Operating Activities of Continuing Operations by Segment to EBITDA by Segment

(Dollars in Millions)	Timber and Land	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
2003
Cash provided by operating activities	$230.7	$73.3	$8.7	$—	$(104.5)	$208.2
Less: Non-cash cost basis of land sold	(5.5)	—	—	(0.4)	—	(5.9)
Add: Income tax expense	—	—	—	—	5.8	5.8
Interest expense	—	—	—	—	48.7	48.7
Working capital increases (decreases)	(16.9)	3.4	0.2	1.9	29.3	17.9
Other balance sheet increases (decreases)	(3.8)	(0.6)	(0.3)	(1.4)	(6.2)	(12.3)

EBITDA	$204.5	$76.1	$8.6	$0.1	$(26.9)	$262.4

2002
Cash provided by operating activities	$210.2	$118.0	$1.4	$11.1	$(87.8)	$252.9
Less: Non-cash cost basis of land sold	(11.1)	—	—	(2.6)	—	(13.7)
Add: Income tax expense	—	—	—	—	14.9	14.9
Interest expense	—	—	—	—	62.4	62.4
Working capital increases (decreases)	3.0	(12.7)	3.2	(7.8)	8.4	(5.9)
Other balance sheet increases (decreases)	(3.6)	8.8	(0.5)	(3.1)	(14.3)	(12.7)

EBITDA	$198.5	$114.1	$4.1	$(2.4)	$(16.4)	$297.9

2001
Cash provided by operating activities	$231.5	$136.6	$4.6	$(3.0)	$(138.7)	$231.0
Less: Non-cash cost basis of land sold	(9.1)	—	—	(0.9)	—	(10.0)
Add: Income tax expense	—	—	—	—	23.7	23.7
Interest expense	—	—	—	—	70.3	70.3
Working capital increases (decreases)	6.7	(19.0)	0.5	2.6	14.8	5.6
Other balance sheet increases (decreases)	(1.4)	(1.8)	(0.8)	(2.8)	10.7	3.9

EBITDA	$227.7	$115.8	$4.3	$(4.1)	$(19.2)	$324.5

2000
Cash provided by operating activities	$244.2	$150.6	$2.8	$27.4	$(138.4)	$286.6
Less: Non-cash cost basis of land sold	(10.3)	—	—	(4.0)	—	(14.3)
Add: Income tax expense	—	—	—	—	29.4	29.4
Interest expense	—	—	—	—	87.2	87.2
Working capital increases (decreases)	6.1	15.0	(6.7)	(15.8)	4.5	3.1
Other balance sheet increases (decreases)	2.5	(1.9)	(1.1)	(7.9)	(15.0)	(23.4)

EBITDA	$242.5	$163.7	$(5.0)	$(0.3)	$(32.3)	$368.6

1999
Cash provided by operating activities	$131.1	$116.4	$11.0	$21.3	$(62.1)	$217.7
Less: Non-cash cost basis of land sold	(3.4)	—	—	(3.9)	—	(7.3)
Add: Income tax expense	—	—	—	—	29.1	29.1
Interest expense	—	—	—	—	43.7	43.7
Working capital increases (decreases)	(9.8)	(5.1)	3.1	(10.4)	(15.3)	(37.5)
Other balance sheet increases (decreases)	20.3	—	(5.0)	(8.7)	(7.7)	(1.1)

EBITDA	$138.2	$111.3	$9.1	$(1.7)	$(12.3)	$244.6

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Rayonier’s revenues, operating income and cash flows are primarily derived from its two core business segments; Timber and Land and Performance Fibers. The Company owns or leases under long-term agreements approximately 2.1 million acres in Florida, Georgia, Alabama, Washington and New Zealand. It is the 8th largest private landowner in the United States. The Company also has been a premier supplier of cellulose specialty grades of pulp for over seventy-five years.

Rayonier has consistently produced strong cash flows and generated operating results, averaging above many forest products industry indices, by focusing on the following critical financial measures: operating income, adjusted EBITDA, operating funds flow, free cash flow, debt to capital ratio, return on equity, return on capital employed (Performance Fibers) and return on fair market value (Timber and Land). Key non-financial measures include safety performance, quality, production as a percent of capacity and various yield statistics.

The Company’s focus on maximizing returns for its shareholders and generating consistent cash flows from its businesses provided the foundation to convert to a REIT, effective January 1, 2004. As a REIT, Rayonier will have an opportunity to be more competitive on timberland acquisitions to further grow the Company and distribute more of its earnings to its shareholders in a tax efficient manner. The Company’s regular annual dividend is expected to increase to $111 million in 2004 from $44 million in 2003. In addition to the financial measures noted above, the Company will also focus on cash available for distribution, in total and on a per-share basis, in order to meet its targets for delivery of above average market returns.

Since 1999, the Company has used its cash flows to reduce debt by over $500 million, resulting in a current debt-to-capital ratio of 47 percent. The Company believes that a debt-to-capital range of 45 to 50 percent is appropriate to keep its weighted average cost of capital low while maintaining its investment grade debt rating and retaining the flexibility to actively pursue growth opportunities. The Company had $50 million of medium term notes maturing in February 2004 which were repaid from the Company’s undrawn revolving credit facility. The Company does not expect to use cash flows from existing operations to materially further reduce its current debt level in the near term.

Operational Strategies

The Company sells standing timber primarily through an auction process, although in the Northwest U.S. it also markets timber through log supply agreements. The Company treats Timber and Land as a stand-alone business, requiring its mills and its trading group to compete with other third party bidders for the timber at auction. This discipline ensures the highest value is received, generating a truer market picture of fair value returns in Timber and Land, while eliminating the possibility of the Company’s manufacturing facilities being subsidized with below-market cost wood. The Company also focuses on optimizing returns by continually improving productivity and yields through advanced silvicultural practices which take into account soil, climate and biological considerations.

The Company instituted a formal timberland sales program in 2000 designed to realize, on a current basis, a portion of the appreciated value of the underlying timber asset. Pursuant to such program, the Company has been identifying for sale, on an annual basis, approximately 2 to 4 percent of its timberland holdings, primarily properties with values that are greater for development or conservation use than for growing timber. The Company expects to periodically replenish its timberlands through large scale, strategic acquisitions and smaller opportunistic transactions. The last such acquisition occurred in 1999 when the Company acquired 968,000 acres from Jefferson Smurfit Corporation.

In Performance Fibers, the Company’s market focus has been to increase its position as a premier supplier of cellulose specialties while reducing its participation in the more commodity-oriented absorbent materials (primarily fluff pulp) market. In the cellulose specialties market, where the Company is a market leader, its considerable technical applications expertise is used in solving customer problems and in customizing product to exacting specifications, which allows differentiation from most other competitors. Conversely, fluff pulp is a commodity with very little opportunity for differentiation other than by price. There are a number of much larger companies in this market and as a result, the Company is not a market leader. The Company has been successful in executing this strategy of shifting sales from absorbent materials to cellulose specialties production. In 2003, 61 percent of its volume was cellulose specialties, versus 55 percent in 1999. However, while a further shift of volume to the cellulose specialties product line will be challenging, the Company will continue to focus on improving product mix toward higher value products within the cellulose specialty product line.

Cost control is also a key element to remaining competitive in the Performance Fibers markets. The Company’s focus is on keeping the mills operating continuously, safely, and efficiently while closely managing raw materials and conversion costs. The Company’s capital expenditures typically are directed toward cost reduction and efficiency projects.

Industry and Market Conditions

Market conditions over the past three years have been mixed. Industry conditions for timber have been weak, but have been improving recently, while the Company’s land sales program has consistently generated strong interest. In Performance Fibers, demand for cellulose specialties has been relatively stable, but the absorbent materials market has been weak, following cyclical commodity trends.

In U.S. timber markets, prices since 2000 have steadily declined through the middle of 2003. The price declines resulted from an oversupply of manufacturing capacity caused by the worldwide recession and a resulting decrease in demand for wood products, increased timber and wood products availability worldwide and, until recently, a relatively strong U.S. dollar driving imports up. In mid-2002, tariffs were imposed on Canadian imports, with very little effect until well into 2003. In late 2003, timber prices improved reflecting a more balanced supply/demand equation resulting from a gradual recovery in commercial construction and industrial markets, a continuing strong residential construction market and a reduction in supply due to weather conditions and lower imports.

In Performance Fibers, cellulose specialties’ market demand has been relatively stable. The Company’s sales are typically made using one to two year contracts which establish prices and target volumes at the beginning of the year and buffer some of the changes in supply and demand. The Company’s recognized technical and market leadership have allowed it to maintain relatively stable pricing across its cellulose specialties product lines. While the Company was adversely affected by rising costs in 2003 and reported a loss in Performance Fibers for the first time in ten years, its competitors suffered significantly as well. For example, International Paper closed its Natchez Mississippi mill, which was a major cellulose specialties competitor, taking approximately two hundred sixty thousand tons of capacity out of the market. The final impact of this closure may take a year to fully develop but subsequent to the closure, 2004 price increases of 6 to 8 percent have been announced.

In the fluff pulp market, Koch Industries announced it was purchasing two fluff pulp mills, in Brunswick, Georgia and Leaf River, Mississippi, from Georgia-Pacific. It is still too early to assess how this sale, which is scheduled to close in the second quarter of 2004, will impact the fluff market.

Over the past three years, absorbent materials industry capacity has exceeded demand resulting in price movement within a relatively low cyclical range. Absorbent materials are primarily a commodity product, but with some product differentiation and enhancement. Sales are typically made with an annual volume agreement that allows price to move with the market during the year.

Critical Accounting Policies and Use of Estimates

The preparation of Rayonier’s financial statements requires the Company to make estimates, assumptions and judgments that affect the assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, reported in this Annual Report on Form 10-K. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions.

Merchantable inventory and depletion costs as determined by forestry timber harvest models

Significant assumptions and estimates are used in the recording of timberland inventory cost and depletion. Rayonier employs a forestry technical services group at each of its timberland management locations. Merchantable standing timber inventory is estimated annually, using industry-standard computer software. The inventory calculation takes into account growth, in-growth (annual transfer of oldest pre-merchantable age class into the merchantable inventory), timberland sales and the annual harvest specific to each business unit. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors. An annual business unit depletion rate is established by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect the Company’s results, in particular, timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3% Company-wide change in estimated standing merchantable inventory would cause depletion expense to change by approximately $1.6 million.

In 2003, the Southeast pine merchantable age was reduced from nineteen years to sixteen years. This change, which reduced the depletion rate by 2% in that region, decreased depletion expense by $0.7 million in 2003.

Depreciation of long-lived assets as specifically affected by economic obsolescence

The Company computes depreciation expense using the units of production method on its Performance Fibers and MDF production plant and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. Management believes these depreciation methods are the most appropriate under the circumstances as they more closely match revenues with expenses versus other generally accepted accounting methods. Long-lived assets are periodically reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Cash flows used in such impairment analyses are based on budgeted results, which take into account recent sales and cost data as well as macro economic drivers including customer demand, industry capacity and foreign exchange rates. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition and other causes.

Environmental costs associated with dispositions and discontinued operations

Rayonier has $152 million of liabilities accrued for environmental costs relating to past dispositions and discontinued operations that will be spent over the next 25 to 30 years. Significant estimates are used in determining the proper value of these obligations at a given point in time, especially due to the long-term nature of the obligations. Typically these cost estimates do not vary significantly on a quarter to quarter basis. Factors affecting these estimates include, but are not limited to, technological and regulatory changes, results from on-going work and management’s judgment. Management periodically reviews the Company’s environmental liabilities for technological and regulatory changes and also engages consultants to assess the extent of additional work required. A material change in an estimate in any given period could have a favorable or unfavorable effect on the results of the Company’s operations. The most recent material change in estimate occurred in 2002, when reserves were increased by $2.7 million for revised estimates of remediation costs required at the Company’s closed Washington sites, including its Port Angeles mill site. The recent favorable ruling in the EPA litigation in connection with remediation of the Port Angeles site (see Item 3. Legal Proceedings), after a more detailed review, may result in a reduction to required reserves.

Expenditures for all such environmental costs totaled $10 million in 2003 and are expected to increase to $12 million in 2004 primarily as a result of the increased spending required at the Company’s Washington State and Southern Wood Piedmont sites. The Company expects annual expenditures in 2005 and 2006 to remain in the $10 million to $12 million range.

Determining the adequacy of pension assets and liabilities

The Company maintains four qualified benefit plans which cover substantially all of the Company’s U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to participants in the qualified plans. Pension expense for all plans was $7.9 million in 2003. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in the Company’s financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of these assumptions, the Company’s management and its actuary exercise some degree of judgment when selecting these assumptions. Selecting different assumptions, as well as actual versus expected results, would change the net periodic benefit cost and funded status of the benefit plans recognized in the financial statements.

In determining pension expense in 2003, a $12.7 million return on pension assets was assumed based on an expected long-term rate of return of 8.5 percent, versus an actual return of $27.2 million. This long term return assumption (calculated using geometric/compound averaging) was established based on historical long-term rates of return on broad equity and bond indices, discussions with the Company’s actuary and investment advisors and consideration of the actual annualized rate of return of 8.4 percent through 2002 (since the 1994 spin–off from ITT Corporation). For 2004, the expected long-term rate of return will remain at 8.5 percent. Management reviews this assumption periodically to ensure that it remains reasonable. At December 31, 2003 the Company’s asset mix consisted of 66 percent equities and 34 percent bonds and cash equivalents. The Company does not expect this mix to change materially in the future.

Effective December 31, 2003 the Company adopted, based on its actuary’s recommendation, different mortality tables and revised termination and retirement assumptions to better match recent experience. These changes increased the December 31, 2003 Projected Benefit Obligation (PBO) by $10.2 million. During 2003 the Company also reduced the benefit formula used to calculate retirement benefits from 2 percent to 1.5 percent of final average compensation for the first 25 years of service, effective for all years of service after January 1, 2004. This change did not affect the December 31, 2003 PBO, but is expected to reduce the December 31, 2004 PBO by $0.9 million.

In determining its future pension obligations, the Company selects a discount rate based on rates supplied by its actuary who incorporate high quality (AAA and AA rated), long-term corporate bond rates into their models. The discount rate at December 31, 2003 of 6.25 percent declined from the December 31, 2002 rate of 6.5 percent. This 25 basis point (bp) decline in the discount rate increased the December 31, 2003 PBO by $6.8 million.

The Company expects its 2004 pension expense to increase $4 million to $5 million from the $7.9 million recorded in 2003 due to the net impact of the changed mortality and retirement assumptions, lower discount rate, amortization of unrecognized actuarial losses of $66.1 million (compared to $61.2 million at December 31, 2002) and decreased benefit formula. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. The sensitivity of pension expense and obligations to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Pension Expense	PBO
25 bp decrease in discount rate	+ 0.8 million	+ 6.8 million
25 bp increase in discount rate	- 0.8 million	- 5.8 million
25 bp decrease in long-term return on assets	+ 0.4 million
25 bp increase in long-term return on assets	- 0.4 million

The Company’s pension plans were underfunded by $64.4 million at December 31, 2003, approximately the same position as at December 31, 2002. The Company contributed $11.1 million to its plans during 2003. Although only $0.4 million of contributions are required by September 2004 to meet minimum funding requirements for the 2003 plan year, and an additional $0.3 million may be required to meet 2004 quarterly contribution requirements, the Company expects to contribute between $6 and $10 million to its plans in 2004 to reduce the underfunded amount. Future funding requirements will vary depending on actual investment performance, changes in valuation assumptions, current liability interest rates, other employee related matters and changes in legislation.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Following the guidance of the Financial Accounting Standards Board, the Company has elected to defer recognition of this Act at this time since specific authoritative guidance on the accounting for the federal subsidy is pending and guidance, when issued, could require a change to previously reported information. As a result, at December 31, 2003, the accumulated projected benefit obligation and net benefit cost do not reflect the effect of the Act on the Company’s postretirement plans.

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

As a REIT, if certain requirements are met, only the taxable REIT subsidiaries will be subject to corporate income taxes. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property within the REIT during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, Accounting for Income Taxes the Company must estimate the amount of timberland that will be sold within the next ten years and retain a deferred tax liability for the expected income tax on these dispositions. The remaining deferred tax liability resulting from U.S. timberland temporary differences will be reversed in first quarter 2004 and recorded as an income tax benefit. The Company estimates this benefit at $70 million to $80 million. An estimate of taxable dispositions within the ten-year post REIT conversion period will be updated periodically and may fluctuate significantly based on market conditions and other factors related to meeting the REIT qualifying tests. The built-in gains tax can typically be eliminated if sales proceeds are reinvested in similar property within required time periods (like-kind exchanges). The Company expects to actively pursue like-kind exchange opportunities but it is impossible to predict the outcome of such efforts at this time.

In addition, the Company has not provided for taxes on approximately $132 million of undistributed foreign earnings as the Company has intended to reinvest such earnings overseas in the future. This assumption is reviewed periodically to ensure that any changes in the Company’s ability and intent to reinvest these earnings will be properly disclosed and accounted for. With the conversion to a REIT effective January 1, 2004, the Company’s strategy and preference is changing more toward investing in timberlands domestically. The effect of this strategic change will be evaluated in the first quarter 2004. Such amount would be charged to expense when management affirms a change in overseas investment strategy. As a result, it is probable that a substantial part of these undistributed foreign earnings will become subject to additional cash taxes when remitted, or deemed remitted, as a dividend. The additional amount of taxes payable if remitted, could approximate $33 million.

	Year Ended December 31,
Financial Information (in millions)	2003	2002	2001
Sales
Timber and Land
Timber	$153	$172	$189
Land	106	75	84

Total Timber and Land	259	247	273

Performance Fibers
Cellulose Specialties	378	375	369
Absorbent Materials	156	151	178

Total Performance Fibers	534	526	547

Wood Products
Lumber	97	99	89
MDF	41	38	36

Total Wood Products	138	137	125

Other operations	172	216	192
Intersegment Eliminations	(2)	(9)	(13)

Total Sales	$1,101	$1,117	$1,124

Operating Income (Loss)
Timber and Land
Timber	$52	$77	$94
Land	87	47	51

Total Timber and Land	139	124	145

Performance Fibers	(3)	36	36

Wood Products	(5)	(9)	(9)
Other operations	—	(3)	(5)
Provision for dispositions	—	(3)	—
Corporate and other expenses / eliminations	(28)	(15)	(18)

Total Operating Income	$103	$130	$149

Interest Expense	(49)	(62)	(70)
Interest/Other Income	2	2	2
Provision for Income Taxes	(6)	(15)	(24)

Income from Continuing Operations	$50	$55	$57

Income (Loss) from Discontinued Operations	—	(1)	1

Net Income	$50	$54	$58

Analysis of the Company’s results of operations for three years ended December 31, 2003.

Results of Operations, 2003 versus 2002

Timber and Land

In the Northwest U.S., sales and operating income in 2003 were impacted by lower demand for hemlock and Douglas fir resulting in lower overall timber sales prices of 14 percent and a total volume decrease of 11 percent in 2003 compared to prior year. In general, the demand for timber in that region has been trending down over time due to an increase in Canadian and South American supply as well as increased saw mill closures throughout the west coast. In addition, Northwest timber volume made available for sale in the fourth quarter of 2003 was delayed due to sales contract form revisions in order to utilize the Company’s new REIT status in 2004. Conversely, this shift should create an increase in the first nine months of 2004 volumes offered for sale compared to the same period ended in 2003. See Item 1. Business for additional information on the REIT conversion.

In the Southeast U.S., sales and operating income in 2003 declined as pine pulpwood continued to be plentiful resulting in an 8 percent decrease in average prices, despite an upturn in price during the fourth quarter. Pine and hardwood volumes decreased 7 and 13 percent, respectively, mainly attributable to wet weather conditions which made harvesting of pine and hardwood difficult. The Company anticipates sustaining fourth quarter 2003 prices into the early part of 2004.

In New Zealand, volume declined 22 percent contributing to lower timber sales and operating income. However, radiata pine timber prices, converted to U.S. dollars, increased 22 percent in New Zealand due to the strong local currency as well as increased demand from domestic customers in Southland.

		Changes Attributable to:
Sales (in millions)	2002	Price	Volume	Mix/Other	Foreign Exchange	2003
Timber	$172	$(12)	$(9)	$(2)	$4	$153
Land	75	37	(6)	—	—	106

Total Sales	$247	$25	$(15)	$(2)	$4	$259

Land sales and operating income increased primarily due to the June 2003 Matanzas Marsh sale, which contributed $42 million and $39 million in sales and operating income, respectively.

		Changes Attributable to:
Operating Income (in millions)	2002	Price	Volume	Mix/Costs	Foreign Exchange	2003
Timber	$77	$(12)	$(9)	$(7)	$3	$52
Land	47	37	(4)	7	—	87

Total Operating Income	$124	$25	$(13)	$—	$3	$139

The nature of land sales is such that year over year fluctuations may be material due to the timing of closing real estate transactions as well as uncertainty in the timing of conservation and development land sale opportunities.

Performance Fibers

Cellulose specialties sales increased due to higher acetate grade volume and prices from improved market demand in 2003 and customers’ concern over the continued viability of a competitor’s mill. This was partially offset by lower demand for ethers grades due to inventory and operational constraints at a major customer. Competition in the specialty high value paper grade market continued to be active creating some volatility in volumes and prices in 2003. In addition, price increases in most cellulose specialties grades are expected in 2004 due to increased economic activity and tighter overall supply.

Fluff pulp pricing fell at the end of 2002, and remained depressed during the first quarter of 2003. Prices increased somewhat in April 2003 then held relatively constant throughout the rest of 2003. There was virtually no change in average fluff prices from 2002 to 2003. The increase in absorbent materials prices primarily reflects the relative growth in our high value EAM product line.

		Changes Attributable to:
Sales (in millions)	2002	Price	Volume	2003
Cellulose Specialties	$375	$3	$—	$378
Absorbent Materials	151	1	4	156

Total Sales	$526	$4	$4	$534

Performance Fibers operating loss for 2003 was the segment’s first loss in ten years due primarily to weather-related hardwood material shortages and resulting increased cost, as well as higher caustic, ammonia, natural gas, fuel oil and maintenance costs. In 2004, the Company anticipates cost improvements, primarily in wood due in part to the 2003 acquisition of the Jarratt, Virginia mill as it expands its reach to supply the Jesup, Georgia mill with reasonably priced hardwood chips.

		Changes Attributable to:
Operating Income (in millions)	2002	Price	Costs	2003
Total Operating Income	$36	$4	$(43)	$(3)

Wood Products

Lumber sales declined due to a 5 percent reduction in volume partially offset by an average price increase of 2 percent. Domestic lumber markets weakened in 2003 due to an oversupply of product from U.S. mills and Canadian imports, despite Canadian import tariffs. The trend of weak lumber prices reversed in the fourth quarter of 2003 due to low inventories and continued strong housing starts.

MDF sales were higher in 2003 primarily due to a volume increase of 9 percent, while prices were virtually unchanged.

		Changes Attributable to:
Sales (in millions)	2002	Price	Volume	Foreign Exchange	2003
Lumber	$99	$2	$(4)	$—	$97
MDF	38	(1)	3	1	41

Total Sales	$137	$1	$(1)	$1	$138

Lumber results improved to breakeven due to the higher sales prices and a decrease in raw material and production costs.

MDF’s operating loss increased in 2003 over the prior year primarily due to higher manufacturing costs resulting from the impact of the strong New Zealand dollar on raw material prices and export pricing. On a New Zealand dollar basis, costs were actually favorable in 2003 when compared to 2002.

		Changes Attributable to:
Operating Income (in millions)	2002	Price	Volume	Costs	Foreign Exchange*	2003
Lumber	$(8)	$2	$1	$5	$—	$—
MDF	(1)	(1)	—	1	(4)	(5)

Total Operating Income	$(9)	$1	$1	6	$(4)	$(5)

*	Includes $1 million of income due to balance sheet translation and $6 million of expense from operations.

Other Operations

Trading sales of $172 million were $44 million below 2002 while break-even operating income improved $3 million. Trading margins declined due to lower sales and from $3 million of unfavorable foreign exchange, compared to 2002 which were more than offset by higher coal royalty income. The Company has consolidated certain operations in its non-core businesses in order to improve operating margins, but does not have immediate plans to exit these businesses.

Provision for Dispositions

There was no provision for dispositions in 2003. In 2002, the disposition reserve for the closure of Washington facilities including the Port Angeles, WA performance fiber mill site was increased by $2.7 million due to revised cost estimates to complete required remediation procedures.

Corporate and Other Expenses/Eliminations

Corporate and other expenses were $13 million above 2002 principally due to $6 million in REIT conversion costs and $7 million in higher stock price-based compensation.

Other operating income includes a pre-tax gain of $2.4 million and $1.2 million from New Zealand dollar foreign currency contracts that matured in 2003 and 2002, respectively. See Note 5-Financial Instruments, for additional information relating to the Company’s New Zealand forward contracts.

Interest Expense

Interest expense of $49 million was $13 million below the prior year principally due to lower debt levels and less deficiency interest than was accrued in 2002 for recent IRS settlement proposals relating to outstanding tax audit issues. During 2003, Rayonier reduced debt by $34 million.

Interest/Other Income

Interest and other income of $2 million related primarily to interest income earned on cash and cash equivalents. This was consistent with the amount in 2002.

Provision for Income Taxes

The effective tax rate for 2003 was 10 percent compared to 21 percent in 2002. The Company’s effective tax rates are generally below U.S. statutory levels primarily due to lower rates in effect for foreign subsidiaries, export sales tax benefits and research and development credits. In 2003, the appreciation of the New Zealand dollar versus the U.S. dollar and the recognition of tax benefits associated with the settlement of a foreign currency-denominated intercompany loan and an IRS audit interim partial settlement resulted in an even lower effective tax rate. In 2002, the appreciation of the New Zealand dollar versus the U.S. dollar and the realization of previously unrecognized foreign tax benefits also resulted in a low effective tax rate. The following table reconciles the Company’s income tax provision at the U.S. statutory rate to the reported provision and effective tax rate for 2003, 2002 and 2001 (in millions):

	2003	%	2002	%	2001	%
Income tax provision from continuing operations at U.S. statutory rate	$19.5	35.0	$24.4	35.0	$28.2	35.0
State and local taxes, net of federal benefit	0.2	0.4	0.3	0.4	0.7	0.9
Foreign operations *	(11.4)	(20.5)	(5.5)	(7.9)	(1.2)	(1.4)
Tax benefit on foreign sales	(1.4)	(2.5)	(2.2)	(3.3)	(2.1)	(2.7)
Permanent differences	(0.1)	(0.2)	(0.4)	(0.5)	0.6	0.6
Tax benefit from favorable audit interim partial settlement	(2.3)	(4.2)	—	—	—	—
Tax credits and other, net	1.3	2.4	(1.7)	(2.4)	(2.5)	(3.0)

Income tax provision from continuing operations as reported	$5.8	10.4	$14.9	21.3	$23.7	29.4

*	Primarily from foreign exchange and rate differentials

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

Timber

Timber sales of $172 million and operating income of $77 million were each $17 million below 2001 principally due to lower U.S. timber prices. In the Southeast U.S., average pine timber prices declined 6 percent due to an increasing supply of pine logs in the market. In the Northwest U.S., timber prices declined 6 percent, as market demand for hemlock and Douglas fir remained low compared to prior year levels. These unfavorable variances were partially offset by a 13 percent increase in radiata pine timber prices in New Zealand due to the strong export lumber manufacturing customer base in the Southland and West regions that the Company supplies. Delivered log sales did not significantly impact 2002 operations.

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

Other

Sales of all other operations of $216 million were $24 million above prior year, while the operating loss of $3 million was $2 million below the prior year loss. In 2002, trading margins improved based on higher sales compared to 2001. The Company has consolidated certain operations in its non-core businesses in order to improve operating margins.

Provision for Dispositions

In 2002, the disposition reserve for the closure of Washington facilities including the Port Angeles, WA performance fiber mill site was increased by $2.7 million due to revised cost estimates to complete required remediation procedures. No such adjustments were recorded in 2001.

Corporate and Other Expenses/Eliminations

Corporate and other costs of $15 million for 2002 were $3 million lower than 2001 principally due to the favorable impact of balance sheet foreign exchange translation and lower reorganization costs, partially offset by higher incentive compensation.

Interest Expense

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

Interest/Other Income

Interest and miscellaneous income of $2 million was primarily interest income. This was consistent with the amount in 2001, as lower interest income in our Performance Fibers segment in 2002 was offset by interest income resulting from the New Zealand East Coast sale.

Liquidity and Capital Resources

Cash Flow

On a historical basis, the Company’s operations have generally produced consistent cash flow and required limited capital resources. Stable pricing in its cellulose specialty business, coupled with cash generated from the sale of timber, timberland and HBU properties, has enabled the Company to fund capital expenditures and dividends and provided for debt repayments, absent major acquisitions. The Company uses short-term debt borrowings in its cash management activities to help fund cyclicality and seasonality in working capital needs. Long-term debt has historically been used to fund major acquisitions.

Cash provided by operating activities of $208 million in 2003 decreased $45 million from 2002. This decrease was due to a $16 million tax and interest deposit, an $11 million pension fund contribution and lower operating income. The operating cash flow generated in 2003 was used to finance capital expenditures of $91 million, including the purchase of $5 million of assets previously leased, pay dividends of $105 million, and reduce debt by $34 million. The dividends paid in 2003 include $61 million related to the special dividend paid in connection with the REIT conversion. The year-end debt-to-capital ratio of 47 percent improved from 48 percent in 2002. The percentage of debt with fixed interest rates was 74 percent as of December 31, 2003 and 78 percent as of December 31, 2002. On December 31, 2003, the Company had cash investments of $17 million, an increase of $3 million from year-end 2002. The cash investments consist of marketable securities with maturities at the date of acquisition of 90 days or less.

The severe decline in the U.S. equity markets during 2002 reduced the value of the Company’s pension plan assets and lower interest rates have increased the net present value of projected benefit obligations. Although the equity markets began to improve in 2003, the Company’s pension plans were underfunded (projected benefit obligation in excess of the fair market value of the plan assets) by approximately $64 million at December 31, 2003. During 2003, the Company contributed $11 million to its plans and anticipates contributing mostly on a discretionary basis, between $6 and $10 million in 2004 in order to reduce the underfunded amount.

The Company also anticipates pre-tax expenditures of $12 million for environmental costs (See Environmental Regulation for further information) and $5 million for final stage REIT conversion costs. Capital expenditures in 2004 are expected to be at the 2003 level of $90 million, while dividend payments are expected to increase to $111 million from $44 million as a result of the REIT conversion. A tax refund of $9.5 million is expected in 2004 from 2003 tax losses, while tax payments of approximately $20 million are expected primarily due to land sale transactions between the REIT and Rayonier Taxable REIT Subsidiary. In February 2004, the Company refinanced $50 million of 6.15% Medium-term Notes utilizing its unsecured credit facility described below.

Cash provided by operating activities of $253 million in 2002 increased $22 million from 2001. This increase was primarily a result of lower tax and interest payments of $28 million and lower pension contributions of $20 million, partly offset by lower operating income of $19 million. During 2002 the operating cash flow was used to reduce debt by $213 million, finance capital expenditures of $77 million, pay dividends of $40 million, and repurchase $3 million of Rayonier common shares. The year-end debt-to-capital ratio of 48 percent was 7 percentage points below 2001. The percentage of debt with fixed interest rates was 78 percent as of December 31, 2002, and 77 percent as of December 31, 2001. On December 31, 2002, the Company had cash investments of $14 million, an increase of $7 million from year-end 2001. The cash investments consisted of marketable securities with maturities at date of acquisition of 90 days or less. Cash provided by discontinued operations in 2002 of $71 million included the cash flows from operations of the Company’s New Zealand East Coast timberland operations prior to its sale and proceeds from the sale of $64 million.

Liquidity Performance Indicators

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

EBITDA is a non-GAAP measure of operating cash generating capacity of the Company. In 2003, EBITDA was $262 million, a decrease of $36 million from 2002. The decrease was primarily due to lower operating results, higher pension contributions and a $16 million tax and interest deposit. In 2002, EBITDA was $298 million, a decrease of $27 million from 2001. This decrease was primarily due to lower sales in the Timber and Land segment.

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the five-year period ended December 31, 2003 (in millions of dollars):

	2003	2002	2001	2000	1999
Cash provided by operating activities	$208.2	$252.9	$231.0	$286.6	$217.7
Less: Non-cash cost basis of land sold	(5.9)	(13.7)	(10.0)	(14.3)	(7.3)
Add: Income tax expense	5.8	14.9	23.7	29.4	29.1
Interest expense	48.7	62.4	70.3	87.2	43.7
Working capital increases (decreases)	17.9	(5.9)	5.6	3.1	(37.5)
Other balance sheet increases (decreases)	(12.3)	(12.7)	3.9	(23.4)	(1.1)

EBITDA	$262.4	$297.9	$324.5	$368.6	$244.6

There is one other non-cash expense critical to the economics of our Timber and Land core business: the non-cash cost basis of land sold. EBITDA plus the non-cash cost basis of land sold for the five years ended December 31, 2003, 2002, 2001, 2000, and 1999, totaled $268 million, $312 million, $335 million, $383 million and $252 million, respectively.

Free Cash Flow is a non-GAAP measure of cash generated during a period that is available for discretionary capital expenditures, increasing dividends above the prior year level, repurchasing the Company’s common shares and/or reducing debt within the period. The Company defines Free Cash Flow as cash provided by operating activities of continuing operations less Custodial Capital Spending, dividends at the prior year level, required debt repayments and the tax benefit on the exercise of stock options.

Rayonier defines Custodial Capital Spending, a non-GAAP measure, as capital expenditures, net of proceeds from retirements, required to maintain its current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition as well as in compliance with regulatory requirements. The measure is important to properly evaluate the Company’s cash requirements, to forecast potential uses of cash and for use in valuation models. The Company has a system in place to classify capital spending projects as either custodial or discretionary prior to approval and to track expenditures accordingly; however, the determination of discretionary versus custodial spending still requires some level of management judgment and such limitation should be considered when using this measure. In 2003, net capital expenditures of $85 million included $76 million of Custodial Capital Spending, of which $10 million was for environmental requirements. Discretionary spending of $9 million was primarily for the replacement of equipment at the Baxley sawmill and for the purchase of the Jarratt, Virginia chip facility. Rayonier expects to invest approximately $90 million in capital projects for each of the two years ending 2004 and 2005. Capital projects include profit improvement, custodial capital, timberlands reforestation and various projects to comply with new environmental laws and requirements. As new environmental regulations are promulgated, additional capital spending may be required. For additional information concerning environmental expenditures, see Environmental Regulation.

Below is a reconciliation of Capital Expenditures, net of sales and retirements to Custodial Capital Spending, for the five-year period ended December 31, 2003 (in millions):

	2003	2002	2001	2000	1999
Capital Expenditures, net of sales and retirements	$85.2	$76.7	$74.3	$85.8	$89.9
Less: Discretionary spending	(9.3)	(11.1)	(13.4)	(19.9)	(25.8)

Custodial Capital Spending	$75.9	$65.6	$60.9	$65.9	$64.1

Free Cash Flow of $78 million in 2003 increased $16 million from 2002. The increase primarily results from $80 million of higher mandatory debt repayments in 2002 partly offset by $45 million of lower cash from operations and $15 million of higher custodial capital spending in 2003. The Free Cash Flow generated in 2003 is not necessarily indicative of the Free Cash Flow that may be generated in future periods. Below is a reconciliation of Cash Provided by Operating Activities to Free Cash Flow for the five-year period ended December 31, 2003 (in millions):

	2003	2002	2001	2000	1999
Cash provided by operating activities	$208.2	$252.9	$231.0	$286.6	$217.7
Custodial Capital Spending	(75.9)	(65.6)	(60.9)	(65.9)	(64.1)
Purchase of assets previously leased	(5.4)	—	—	—	—
Dividends at prior year level	(40.4)	(39.9)	(39.2)	(35.1)	(34.3)
Required debt repayments*	(3.5)	(83.2)	(26.8)	(6.3)	(27.2)
Tax benefit on exercise of stock options	(4.8)	(2.5)	(1.5)	—	—

Free Cash Flow	$78.2	$61.7	$102.6	$179.3	$92.1

*	The required repayments represent debt that matured and was paid during the period. In addition to the required payments, the Company made discretionary debt repayments of $30.0 million, $130.0 million, $99.5 million, $160.0 million and $102.5 million in 2003, 2002, 2001, 2000 and 1999, respectively.

Liquidity Facilities

In November 2003, the Company negotiated a new $250 million unsecured revolving credit facility with a group of banks that replaced both the Company’s previous $170 million facility and RFR’s $75 million facility. The new facility allows the parent company, Rayonier Inc. and its subsidiaries, Rayonier TRS Holdings Inc. and RFR, to borrow up to a combined total of $250 million. The new facility expires in November 2006, and there were no borrowings outstanding as of December 31, 2003. Standard & Poor’s Ratings Services assigned the facility its ‘BBB-’ rating, while re-affirming its ‘BBB-’ investment grade rating on the Company’s long-term debt and its ‘Stable’ outlook. Moody’s Investors Service assigned the facility its ‘Baa3’ rating, re-affirmed its ‘Baa3’ investment grade rating on the Company’s long-term debt, but changed its outlook from ‘Stable’ to ‘Negative’ reflecting an expectation of the Company’s dependence on land sales to cover increased dividend payments and capital expenditures.

In conjunction with the Company’s $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA as defined by the bank financing agreement consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of timberland and real estate sold. In addition, there are covenant requirements in effect for RFR on the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges.

The Company’s dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds From Operations (Covenant FFO) plus the aggregate amount of dividends permitted under this Covenant FFO limitation in excess of the amount of dividends paid during such period. Covenant FFO is defined as Consolidated Net Income of the Company excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of timberland sold.

The covenants listed below are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect for Rayonier as of December 31, 2003, were as follows:

	Covenant Requirement	Actual Covenant December 31, 2003	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	5.50 to 1	3.00
Total debt to Covenant EBITDA should not exceed	4.00 to 1	2.31 to 1	1.69
Consolidated RFR cash flow available for fixed charges to consolidated RFR fixed charges should not be less than	2.50 to 1	3.73 to 1	1.23
Dividends paid should not exceed 90 percent of FFO	90%	49%	41%

The Company is currently in compliance with all of its financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the Company’s RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of approximately $100 million (the “excess proceeds”) in timberland-related investments and activities, or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. At December 31, 2003 the amount of excess proceeds was approximately $16 million.

Equity Resources

The Company is authorized to issue 60,000,000 shares of its common stock. At December 31, 2003 and 2002, the Company had 49,018,316 and 41,575,794 common shares issued and outstanding, respectively. The Company’s Board of Directors subsequently approved an increase in its authorized shares to 120,000,000, and the Company anticipates obtaining shareholder approval of this increase at its Annual Shareholders Meeting in May 2004.

In 1996, Rayonier began a Common Share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. This program limits the number of shares that may be repurchased each year to the greater of 1.5 percent of outstanding shares or the number of incentive shares actually issued to employees during the year. In October 2000, the Company’s Board of Directors authorized an additional 1.5 million shares. These shares were authorized separately from the 1.5 percent of outstanding shares anti-dilutive program.

On May 21, 2003, the Company’s Board of Directors approved a three-for-two stock split. The stock split was effected in the form of a stock dividend and on June 12, 2003, the Company issued an additional share of common stock for every two shares held to shareholders of record on June 2, 2003. Information relating to the repurchase programs is outlined below, the amounts of which have been restated for the stock split.

	2003	2002	2001
Shares authorized for repurchase*	1,939,287	2,035,872	2,109,801
Shares repurchased	—	105,000	79,350
Cost of repurchased shares (in thousands)	$—	$3,144	$2,031
Average cost per share	$—	$29.94	$25.59

*	Amounts do not rollforward as shares authorized for repurchase are calculated based on shares outstanding at the beginning of each year.

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

The following table aggregates the Company’s contractual financial obligations as of December 31, 2003 and anticipated cash spending by period:

		Payments Due by Period
Contractual Financial Obligations (000’s)	Total	2004	2005-2006	2007-2008	Thereafter
Current maturities of long-term debt	$3,545	$3,545	$—	$—	$—
Long-term debt	614,655	—	56,885	141,890	415,880
Operating leases - timberland	106,870	4,770	9,384	8,961	83,755
Operating leases - PP&E, offices	12,368	3,213	4,555	1,281	3,319
Capital leases	435	—	—	—	435
Purchase obligations	917	909	8	—	—

Total contractual cash obligations	$738,790	$12,437	$70,832	$152,132	$503,389

The nature and purpose of the Company’s off-balance sheet arrangements are to provide credit support for certain creditors in case of default and collateral for certain self-insurance programs that the Company maintains. These arrangements consist of standby letters of credit and surety bonds. As part of its ongoing operations, the Company may also periodically issue guarantees to third parties. The Company’s off-balance sheet arrangements are not considered to be a source of liquidity or capital resource and do not expose Rayonier to material risks or material unfavorable financial impacts.

The following table aggregates the Company’s financial commitments as of December 31, 2003:

Financial Commitments (000’s)	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$76,596	$61,410
Crown Forest guarantee (2)	7,569	—
Surety bonds (3)	13,726	665

Total financial commitments	$97,891	$62,075

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit expire at various dates during 2004 and 2005 and are typically rolled over as required.
(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations, currently estimated at $1.9 million per year over the next four years. The buyer of the property is the primary obligor and has posted a bank performance bond with the New Zealand government. If the buyer fails to pay the obligations, the New Zealand government will demand payment from the buyer’s bankers pursuant to the bond. The Company would have to perform under the guarantee and seek legal redress from the buyer if the bankers defaulted on the bond. The 2003 obligation was paid by the buyer. However, in late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership. The Company expects the buyer’s bond to be sufficient to cover the license obligations. This guarantee expires in 2007.
(3)	Rayonier has issued surety bonds primarily to secure timber in the State of Washington as well as providing collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2004 and 2005 and are renewed as required.

In September 2003, Rayonier filed with the Securities and Exchange Commission a Form S-3 shelf registration statement to offer $500 million of new public debt and/or equity securities. This registration statement replaced the Company’s previous $150 million shelf registration which was subsequently deregistered. On December 19, 2003, Rayonier issued 6.4 million common shares as part of a special stock dividend paid in conjunction with its conversion to a REIT. The fair market value of the shares at the day of issuance was $253 million, leaving $247 million available under the $500 million shelf registration. In addition, the Company’s Board of Directors has authorized filing of a $300 million acquisition Form S-4 shelf registration, which the Company expects to complete in the second quarter of 2004.

During 2003, the Company also analyzed programs that will increase the efficiency of cash flow from the sale of its timberlands. These programs include installment note programs and like-kind exchanges.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. The Company adopted the original FIN 46 on July 1, 2003. This initial adoption did not impact Rayonier’s financial condition, results of operations or cash flows in 2003. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify and expand on accounting guidance for variable interest entities. The application of FIN 46R for companies with interests in a special purpose entity (SPE) is required for fiscal years ending after December 15, 2003. The Company does not have any unconsolidated variable interests that require consolidation under FIN 46R as of December 31, 2003, and as a result, there was no impact on the Company’s financial condition, results of operations or cash flows upon adoption on January 1, 2004.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to primarily clarify the meaning of an initial net investment and the meaning of underlying which are criteria used to identify derivatives. The Statement also describes characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts modified or entered into after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company adopted the standard on July 1, 2003. There was no impact on the Company’s financial condition, results of operations or cash flows resulting from adoption.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, but if none, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments with characteristics outlined in the statement. The Company adopted the standard on July 1, 2003. There has been no impact on the Company’s financial condition, results of operations or cash flows upon adoption.

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains original disclosure requirements contained in SFAS No. 132 but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the revised provisions of SFAS No. 132 as of December 31, 2003.

Environmental Regulation

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Management closely monitors all of its environmental responsibilities, together with trends in environmental laws and believes that the Company is in substantial compliance with current environmental requirements. It is the opinion of management that substantial expenditures over the next 10 years will be required in the area of environmental compliance. During 2003, 2002 and 2001, Rayonier spent approximately $10 million, $7 million and $4 million, respectively, for capital projects related to environmental compliance for ongoing operations. During 2004 and 2005, Rayonier expects to increase spending to approximately $25 million on such capital projects, primarily related to Cluster Rule compliance as discussed below.

The Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s Performance Fibers mills and two other dissolving pulp mills. In late 2003, EPA informed the Company that it was delegating its Cluster Rule rulemaking authority for the mills of the Company and the other two dissolving pulp mills to the environmental agencies of the respective states. Rayonier will continue to work with the EPA and the applicable state environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next five years (2004-2008) associated with Cluster Rule compliance and other environmental regulations are not expected to exceed $65 million at the Performance Fibers mills. Such capital expenditures are not expected to cause the Company in total to exceed an annual average of $90 million to $100 million.

Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may prevent timber harvesting, road building and other activities on private lands, including a portion of the Company’s timberlands. Over the past several years, the harvest of timber from the Company’s timberlands in the State of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report. The Washington Forest Practices Board has adopted rules implementing the Forests and Fish Report that further restrict timber harvesting within buffers along streams with fish habitat. All of these restrictions have caused Rayonier to restructure and reschedule some harvest plans and have reduced the total acreage and volume of timber available for harvest. However, these restrictions have not had a material impact on Rayonier’s annual harvest volumes, and Rayonier has made changes to its long-term harvest plan to account for these restrictions.

Rayonier currently estimates that expenditures during 2004-2005 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $22 million to $24 million. Such costs, including monitoring and remediation costs, will be charged against its reserves for estimated environmental obligations which the Company believes are sufficient for costs expected to be incurred over the next 25 to 30 years with respect to dispositions and discontinued operations. At December 31, 2003, these reserves totaled approximately $152 million. The actual future environmental costs will be dependent on the outcome of site evaluations and negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, management does not believe that any future changes in estimates would materially affect Rayonier’s consolidated financial position or results of operations.

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

Most of Rayonier’s revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk within its New Zealand operation related to foreign currency pricing and costs and periodically enters into foreign currency forward contracts to hedge the risks of foreign currency fluctuations. At December 31, 2003, the Company held foreign currency contracts maturing through November 2004 totaling $8.1 million. The fair value of outstanding foreign currency contracts at year-end was an asset of approximately $1.3 million. Market risk resulting from a hypothetical 7-cent change in the New Zealand dollar/U.S. dollar exchange rate amounts to an approximate change of $1.0 million in pre-tax income/loss.

Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At December 31, 2003, the Company held two interest rate swap agreements. One agreement with a notional amount of $50 million swaps a fixed 6.15 percent interest rate for six-month LIBOR rate plus 2.265 percent. The second agreement with a notional amount of $40 million swaps a fixed 8.288 percent interest rate for six-month LIBOR rate plus 4.99 percent. The fair value of these interest rate swaps at year-end, which mature in 2004 and 2007, was an asset of $0.3 million. Market risk resulting from a one percentage point (100 basis points) change in the six-month LIBOR rate amounts to an approximate change of $0.9 million in pre-tax income/loss.

The fair market value of long-term fixed interest rate debt is also subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Occasionally, callable bonds will be refinanced at the Company’s option if favorable economic conditions exist. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our fixed-rate debt at December 31, 2003, was $561 million compared to $498 million in carrying value. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2003, would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $31 million.

The Company periodically enters into commodity forward contracts to fix certain energy costs. The forward contracts partially eliminate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil costs. The Company does not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil expense. At December 31, 2003 the Company held contracts that fixed 45,000 barrels at $22.22 for the first quarter of 2004 and 50,000 barrels at $21.60 for the second quarter of 2004.

Website Access to Reports

The following reports are available, free of charge through the Company’s website, www.rayonier.com: the Company’s annual report on Form 10-K, its press releases, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports. These are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Safe Harbor

Comments about market trends; anticipated demand, pricing levels, sales, expenses, capital spending levels (including the expected costs of compliance with environmental regulations), earnings and dividend levels; the Company’s ability to meet future capital needs; the sufficiency of reserves; the availability of tax deductions; future activities, such as land sales, timberland purchases, timber harvests and manufacturing production levels; and the expected benefits from the Company’s REIT conversion, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for cellulose specialties, absorbent materials, timber, wood products or real estate; adverse weather conditions; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions; the Company’s ability to satisfy complex rules in order to remain qualified as a REIT; and implementation or revision of governmental policies and regulations affecting the environment, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page iii.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 15, 2002, the Company’s Board of Directors, upon the recommendation of its Audit Committee, rescinded the appointment of Arthur Andersen LLP (Andersen) as independent auditor for 2002. On May 17, 2002, the Board of Directors, upon the recommendation of its Audit Committee, appointed Deloitte & Touche LLP as the Company’s new independent auditor.

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

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within Rayonier’s two most recent fiscal years. The Company provided Andersen with a copy of the above disclosures. A copy of Andersen’s letter dated March 20, 2002, stating its agreement with such statements was filed as Exhibit 16 with the Company’s 2001 Form 10-K. In addition, a copy of the Company’s letter to the Securities and Exchange Commission detailing certain quality assurances that Andersen provided to the Company in a letter dated March 15, 2002, was filed as Exhibit 99 with the 2001 Form 10-K.

Item 9A. CONTROLS AND PROCEDURES

On February 24, 2004, the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures. Based on such evaluation, the certifying officers concluded that as of December 31, 2003, the Company’s disclosure controls and procedures were well designed and effective in seeing that material information regarding the Company’s financial statement and disclosure obligations are promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner. The Company’s disclosure committee met with the certifying officers again on March 8, 2004 to finalize the disclosures in this Form 10-K.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 with respect to directors, including the results of the directors’ evaluation of whether or not the Company has at least one “audit committee financial expert”, is incorporated herein by reference to the definitive proxy statement involving the election of directors to be filed by Rayonier with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

The information called for by Item 10 with respect to executive officers is either set forth above in Part I under the caption Executive Officers of Rayonier or incorporated herein by reference to the definitive proxy statement referred to above.

The Company’s Standard of Ethics and Code of Corporate Conduct, which is applicable to its principal executive, financial and accounting officers, is available on the Company’s website, www.rayonier.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will be disclosed on such website. There were no amendments or waivers in fiscal 2003.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report:

(1)	See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.

(2)	See Schedule II—Valuation and Qualifying Accounts. All other financial statement schedules have been omitted because they are not applicable, the required matter is not present or the required information has been otherwise supplied in the financial statements or the notes thereto.

(3)	See Exhibit Index on pages B through E for a list of the exhibits filed or incorporated herein as part of this report.

(b)	Reports on Form 8-K:

(1)	Rayonier filed a report on Form 8-K dated October 22, 2003 to report third quarter 2003 earnings.

(2)	Rayonier filed a report on Form 8-K dated November 3, 2003 to announce a special $275 million undistributed earnings and profit dividend as part of the Company’s REIT conversion.

(3)	Rayonier filed a report on Form 8-K dated November 21, 2003 to announce the declaration of the special REIT dividend to shareholders of record on November 14, 2003 to be paid on December 19, 2003.

(4)	Rayonier filed a report on Form 8-K dated December 16, 2003 to announce the results of shareholders elections relating to the special REIT dividend.

(5)	Rayonier filed a report on Form 8-K dated December 17, 2003 to announce that the common shares in the special dividend are registered under the effective shelf registration statement on Form S-3 (Registration No. 333-107213), as amended and supplemented by the prospectus supplement dated November 21, 2003.

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

Rayonier’s internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in policies, procedures and a written code of conduct that are communicated to Rayonier’s employees. Management continually monitors the system of internal controls for compliance. Rayonier’s independent auditors, Deloitte & Touche LLP, consider internal controls in planning and performing their annual audit and make recommendations. Management takes appropriate action in response to each recommendation. The Board of Directors and the officers of Rayonier monitor the administration of Rayonier’s policies and procedures and the preparation of financial reports.

        W. L. Nutter

        Chairman, President and

                Chief Executive Officer

        Gerald J. Pollack

        Senior Vice President and

            Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income and of cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index to Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Certified Public Accountants

Jacksonville, Florida

March 2, 2004

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31,

(Thousands of dollars, except per share data)

	2003	2002	2001
SALES	$1,100,852	$1,117,431	$1,123,758

Costs and Expenses
Cost of sales	950,557	948,399	942,306
Selling and general expenses	56,017	42,443	36,298
Other operating income, net	(8,305)	(6,303)	(3,946)
Provision for dispositions	—	2,734	—

	998,269	987,273	974,658

OPERATING INCOME	102,583	130,158	149,100
Interest expense	(48,742)	(62,433)	(70,314)
Interest and miscellaneous income, net	1,937	2,072	1,871

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	55,778	69,797	80,657
Provision for income taxes	(5,806)	(14,880)	(23,747)

INCOME FROM CONTINUING OPERATIONS	49,972	54,917	56,910

DISCONTINUED OPERATIONS (Note 15)
Loss on sale of discontinued operations, net of income tax expense of $3,307	—	(1,649)	—
Income from discontinued operations, net of income tax expense of $780 and $1,218	—	904	688

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(745)	688

NET INCOME	49,972	54,172	57,598
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on hedged transactions, net of income tax expense of $25, $392 and $4	44	697	7
Foreign currency translation adjustment (Note 6)	22,159	—	—
Minimum pension liability adjustments, net of income tax benefit of $520, $17,383 and $416	(925)	(30,933)	(709)

COMPREHENSIVE INCOME	$71,250	$23,936	$56,896

EARNINGS PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$1.18	$1.32	$1.39
Discontinued operations	—	(0.02)	0.02

Net income	$1.18	$1.30	$1.41

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$1.16	$1.30	$1.37
Discontinued operations	—	(0.02)	0.02

Net income	$1.16	$1.28	$1.39

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Thousands of dollars)

ASSETS

	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$21,397	$18,924
Accounts receivable, less allowance for doubtful accounts of $2,225 and $2,665	91,412	97,927
Inventory	94,861	85,071
Timber purchase agreements	9,038	10,784
Other current assets	27,856	16,139

Total current assets	244,564	228,845

TIMBER PURCHASE AGREEMENTS	2,944	2,813
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	994,811	1,023,243
PROPERTY, PLANT AND EQUIPMENT
Land	22,966	19,847
Buildings	119,570	112,074
Machinery and equipment	1,271,988	1,255,406

Total property, plant and equipment	1,414,524	1,387,327
Less - accumulated depreciation	912,292	846,289

	502,232	541,038

OTHER ASSETS	94,129	91,257

	$1,838,680	$1,887,196

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Thousands of dollars)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2003	2002
CURRENT LIABILITIES
Accounts payable	$65,312	$66,770
Bank loans and current maturities	3,545	3,520
Accrued taxes	10,543	29,994
Accrued payroll and benefits	19,105	18,399
Accrued interest	4,539	8,314
Accrued customer incentives	10,191	11,121
Other current liabilities	21,916	18,882
Current reserves for dispositions and discontinued operations	12,135	15,902

Total current liabilities	147,286	172,902

DEFERRED INCOME TAXES	121,814	110,160
LONG-TERM DEBT	614,935	649,628
NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	140,177	146,295
OTHER NON-CURRENT LIABILITIES	103,362	98,499
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Shares, 60,000,000 shares authorized, 49,018,316 and 41,575,794 shares issued and outstanding	364,810	76,613
Retained earnings	355,956	664,037
Accumulated other comprehensive income (loss)	(9,660)	(30,938)

	711,106	709,712

	$1,838,680	$1,887,196

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Thousands of dollars)

	2003	2002	2001
OPERATING ACTIVITIES
Income from continuing operations	$49,972	$54,917	$56,910
Non-cash items included in income from continuing operations:
Depreciation, depletion and amortization	157,909	165,715	173,509
Non-cash cost basis of land sold	5,853	13,692	10,013
Deferred income tax provision	2,144	5,005	3,655
Reserves for dispositions	—	2,734	—
Decrease (increase) in accounts receivable	6,967	(203)	17,096
(Increase) decrease in inventory	(460)	(8,711)	5,044
(Decrease) increase in accounts payable	(1,479)	1,523	(22,154)
Decrease in current timber purchase agreements and other current assets	1,502	7,656	17,993
(Decrease) increase in accrued liabilities	(20,669)	5,568	(23,554)
Increase in other non-current liabilities	11,699	8,820	8,024
Decrease (increase) in long-term timber purchase agreements and other assets	4,658	5,437	(7,386)
Pre-tax expenditures for dispositions and discontinued operations	(9,885)	(9,241)	(8,195)

CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	208,211	252,912	230,955

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements of $979, $773 and $491	(85,269)	(76,674)	(74,271)
Purchase of assets previously leased	(5,363)	—	—

CASH USED FOR INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(90,632)	(76,674)	(74,271)

FINANCING ACTIVITIES
Issuance of debt	137,500	68,610	159,000
Repayment of debt	(171,020)	(281,850)	(285,265)
Dividends paid	(105,350)	(39,910)	(39,207)
Cash paid in lieu of fractional shares	(173)	—	—
Repurchase of common shares	—	(3,144)	(2,031)
Issuance of common shares	23,699	14,312	9,276

CASH USED FOR FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(115,344)	(241,982)	(158,227)

CASH PROVIDED BY DISCONTINUED OPERATIONS	—	70,545	5,842

EFFECT OF EXCHANGE RATE CHANGES ON CASH	238	—	—

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	2,473	4,801	4,299
Balance, beginning of year	18,924	14,123	9,824

Balance, end of year	$21,397	$18,924	$14,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$50,777	$57,789	$73,868

Income taxes	$18,420	$7,090	$19,299

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS

Rayonier Inc. and subsidiaries (Rayonier or the Company) operates in three reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, Timber and Land, Performance Fibers and Wood Products. The Timber and Land segment executes its strategies in two ways: Timber sales and Land sales. The Performance Fibers segment includes two major product lines: Cellulose Specialties and Absorbent Materials.

Timber and Land

Timber—Rayonier owns or leases approximately 2.1 million acres of timberlands in the U.S. and New Zealand. The Company manages timberlands and sells standing timber and logs to third parties.

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

Cellulose Specialties—Rayonier is a producer of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form of cellulose fiber. Rayonier concentrates on producing the most high-value, technologically-demanding forms of cellulose specialty products, such as cellulose acetate and high-purity cellulose ethers, and is a leading supplier of these products.

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

Other

Rayonier is also a trader and exporter of softwood logs, lumber and wood products. The Company purchases and harvests timber, sells logs and purchases wood products for resale.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rayonier and its subsidiaries. All intercompany balances and transactions are eliminated. All subsidiaries are consolidated for financial reporting purposes. For income tax purposes, several foreign subsidiaries are taxed in foreign jurisdictions and are not included in the consolidated tax return filed in the U. S.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. The Company adopted the original FIN 46 on July 1, 2003. The initial adoption of FIN 46 on July 1, 2003 did not impact the Company’s financial condition, results of operations or cash flows in 2003. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify and expand on accounting guidance for variable interest entities. The application of FIN 46R for companies with interests in a special purpose entity (SPE) is required for fiscal years ending after December 15, 2003. The Company does not have any unconsolidated variable interests that require consolidation under FIN 46R as of December 31, 2003, and as a result, there was no impact on the Company’s financial condition, results of operations or cash flows upon adoption on January 1, 2004.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to primarily clarify the meaning of an initial net investment and the meaning of underlying which are criteria used to identify derivatives. The Statement also describes characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts modified or entered into after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company adopted the standard on July 1, 2003. There has been no impact on the Company’s financial condition, results of operations or cash flows upon adoption.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, but, if none, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments with characteristics outlined in the statement. The Company adopted the standard on July 1, 2003. There has been no impact on the Company’s financial condition, results of operations or cash flows upon adoption.

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains original disclosure requirements contained in SFAS No. 132 but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the revised provisions of SFAS No. 132 as of December 31, 2003.

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

HBU real estate properties that are expected to be sold within one year are included in inventory, while properties that are expected to be sold after one year are included in “Other Assets.”

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

Timber and Land

Costs relating to acquiring, planting and growing of timber including real estate taxes, lease rental payments and site preparation are capitalized. Such accumulated costs attributed to merchantable timber are charged to cost of goods sold at the time the timber is harvested or land is sold, based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Timber and land are stated at the lower of cost or market value.

Property, Plant, Equipment and Depreciation

Property, plant and equipment additions are recorded at cost, including applicable freight, taxes, interest, construction and installation costs. No interest was capitalized in connection with major construction projects during the three years ended December 31, 2003. Pulp mill assets are accounted for using the composite method. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value, with no gain or loss recognized. Gains and losses with respect to any significant or unusual retirements of assets and all other assets not accounted for under the composite method are included in operating income.

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

The Company utilizes the accrue-in-advance method to record reserves for planned annual major maintenance during shut down at its two pulp mills and for lagoon dredging. Routine repair and maintenance costs are expensed as incurred. The major types of maintenance costs accrued as required by EITF Topic D-88, Planned Major Maintenance Activities, include, but are not limited to, repair and operating labor, supplies and purchased services. At December 31, 2003, the Company had $1.5 million accrued for lagoon dredging.

Foreign Currency Translation

The Company’s New Zealand MDF operation uses the U.S. dollar as the functional currency. As such, its monetary assets and liabilities are translated into U.S. dollars at current exchange rates. Non-monetary assets, such as inventory and property, plant and equipment are translated at historical exchange rates. Income and expense items are translated at average exchange rates prevailing during the year, except that inventories and depreciation charged to operations are translated at historical rates. Exchange gains and losses arising from translation are recognized currently in “Other operating income, net.”

Effective August 1, 2003 the Company changed the functional currency of its New Zealand-based timber and log trading operations from the U.S. dollar to the New Zealand dollar. All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the respective balance sheet dates with the resulting translation gain or loss recorded as a separate component of accumulated other comprehensive income/(loss), (AOCI), within shareholders’ equity.

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

Foreign Currency Forward Contracts

In the Company’s New Zealand timber operations and medium density fiberboard (MDF) manufacturing facility, certain normal operating expenses, including salaries and wages, wood purchases, contractor and license fees, care and maintenance of timberlands and other production costs are denominated in New Zealand dollars.

Rayonier partially hedges its U.S./New Zealand dollar currency rate risk with respect to these operating expenditures by entering into foreign currency forward contracts. Upon the purchase of such contracts, the Company prepares and accumulates the required formal documentation in accordance with SFAS No. 133, and designates each New Zealand dollar forward contract as a cash flow hedge of certain forecasted New Zealand dollar-denominated cash outflows. At each reporting date thereafter, the contracts are marked-to-market and changes in the fair value of the forward contracts are deferred and recorded as part of AOCI. When the forecasted transaction comes to fruition and is recorded in earnings, the gains or losses on the contracts are reclassified to the Consolidated Statements of Income and Comprehensive Income on the line entitled “Other operating income, net.” The change in the forward instruments’ overall fair value attributable to time value is excluded from the measurement of the derivatives’ effectiveness, and those changes are recognized in earnings throughout the life of the contract.

Interest Rate Swap Agreements

Rayonier periodically uses swap agreements to manage exposure to interest rate fluctuations. Such agreements involve the exchange of fixed rate interest payments for floating rate payments over the life of the agreement without the exchange of any underlying principal amounts. Rayonier’s credit exposure is limited to the fair value of the agreements, and the Company enters into agreements only with counterparties having a long-term bond rating of “A” or higher. The Company does not enter into interest rate swap agreements for trading or speculative purposes and matches the terms and contract amounts to existing debt or debt expected to be refinanced.

Commodity Swap Agreements

The Company periodically enters into commodity forward contracts to fix some of its fuel oil costs at its Performance Fibers mills. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil prices. The Company does not enter into commodity forwards for trading or speculative purposes.

Fair Value

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

Interest rate swap agreements — The fair value of interest rate swap agreements is based upon the estimated cost to terminate the agreements, taking into account current interest rates. The Company obtains a market valuation to determine the fair value of the swap.

Commodity swap agreements — The fair value of fuel oil swap agreements is based upon the estimated cost to terminate the agreements, taking into account current fuel oil prices. The Company obtains a market valuation to determine the fair value of the swap.

Revenue Recognition

The Company recognizes revenues when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred, (iii) the Company’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Revenue from domestic sales of Performance Fibers products is recorded when goods are shipped and title passes. Foreign sales of Performance Fibers products are recorded when the customer or agent receives the goods and title passes. Sale of timber is recorded when title passes to the buyer. In 2003, timber sales were made on either a lump-sum or pay-as-cut basis. Title and risk of loss pass immediately with lump-sum contracts, while title passes when the timber is cut with pay-as cut contracts. Revenues from pay-as-cut sales are based on actual harvest volumes multiplied by contractually agreed upon prices. Log sales are recorded when the goods are shipped and title passes.

During the fourth quarter of 2003, in anticipation of converting to a REIT, the Company discontinued offering lump-sum contracts in the Northwest U.S. and began utilizing pay-as-cut contracts which qualify for capital gains treatment under Section 631(b) of the Internal Revenue Code (IRC). These contracts require a minimum 15 percent initial payment and title and risk of loss are transferred when the timber is cut.

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

Environmental Costs

Rayonier expenses environmental costs related to on-going businesses resulting from current operations. Expenditures that meaningfully extend the life or increase the efficiency of operating assets are capitalized. The Company accrues environmental obligations related to past activities or discontinued operations from which no current or future benefit is discernible. These obligations span 25 to 30 years into the future and require significant estimates to determine the proper value at any given point in time. Management periodically reviews and adjusts these estimates based on technological, regulatory or other changes that may affect them. This accrual is reflected in current and non-current “Reserves for Dispositions and Discontinued Operations” in the Consolidated Balance Sheet.

Research and Development

Research and development efforts are directed primarily at developing new and improved cellulose fiber grades and related products, improving manufacturing efficiency, reducing energy needs, improving product quality and development, and improving environmental controls. Research activities related to timberland operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve financial returns from timberland assets. Research and development costs are expensed as incurred and aggregated $9.2 million, $8.6 million and $9.3 million in 2003, 2002 and 2001 respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Income Taxes

Deferred income taxes are provided using the liability method under the provisions of SFAS No. 109, Accounting for Income Taxes. Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. U.S. income taxes have not been provided on earnings that the Company has intended to permanently reinvest overseas.

Stock-Based Employee Compensation

The Company accounts for stock based compensation utilizing the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) which expired as to new grants on December 31, 2003, provided for the grant of up to 4.5 million common shares of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Outstanding awards under the 1994 Plan were adjusted for the June 2003 stock split and the December 2003 stock dividend. The exercise price of each non-qualified stock option equaled the market price of the Company’s stock on the date of grant. A non-qualified stock option’s maximum term was 10 years and two days. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock Plan and Management Bonus Plan (the 2004 Plan). The 2004 Plan provides for 2.5 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations.

Pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, Accounting for Stock-Based Compensation, net of related income tax effects and shows the reported and pro forma earnings per share amounts. See Note 19-Incentive Stock Plans for additional information regarding the Company’s stock options.

	2003	2002	2001
Net income, as reported	$49,972	$54,172	$57,598

Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	7,007	2,555	2,000

Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(6,258)	(6,083)	(4,284)

Pro forma net income	$50,721	$50,644	$55,314

* Earnings per share:

Basic, as reported	$1.18	$1.30	$1.41
Basic, pro forma	$1.20	$1.22	$1.36

Diluted, as reported	$1.16	$1.28	$1.39
Diluted, pro forma	$1.18	$1.20	$1.34

*	Earnings per share amounts for 2002 and 2001 have been restated to reflect the three-for-two stock split on June 12, 2003.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Pension and Postretirement Benefits

Rayonier records pension and postretirement costs and liabilities, including an additional minimum liability in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, health care cost trends, longevity and service lives of employees. Management reviews and updates these assumptions periodically. See Note 20—Employee Benefit Plans, for the disclosures required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

Reclassifications

Certain 2002 and 2001 amounts have been reclassified to agree with the current year presentation.

3.	SEGMENT AND GEOGRAPHICAL INFORMATION

Rayonier operates in three reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber and Land, Performance Fibers, and Wood Products. The Timber and Land segment’s strategies include buying, managing and selling timberlands, selling timber, and selling HBU timberland to be used for conservation, real estate development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Land sales. Timber sales include all activities that relate to the growing and harvesting of timber, while Land sales include the sale of all timberland tracts, including those designated for HBU. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment includes lumber and MDF. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. The accounting policies of all operating segments are the same as those described in Note 2—Summary of Significant Accounting Policies. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

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

Segment information for each of the three years ended December 31, 2003, follows (in millions of dollars):

	Sales			Operating Income/(Loss)
	2003	2002	2001	2003	2002	2001
Timber and Land	$259	$247	$273	$139	$124	$145
Performance Fibers	534	526	547	(3)	36	36
Wood Products	138	137	125	(5)	(9)	(9)
Other	172	216	192	—	(3)	(5)
Corporate and eliminations (a)	(2)	(9)	(13)	(28)	(18)	(18)

Total	$1,101	$1,117	$1,124	$103	$130	$149

(a)	Includes unallocated corporate expenses and intersegment eliminations.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

	Gross Plant Additions			Depreciation, Depletion and Amortization			Identifiable Assets
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Timber and Land	$34	$35	$34	$66	$74	$82	$1,063	$1,108	$1,211
Performance Fibers	44	35	38	78	78	78	518	548	591
Wood Products	6	5	2	13	13	13	129	130	143
Other	2	—	1	1	—	1	41	46	63
Corporate		2	—	—	1	—	83	42	22
Dispositions	—	—	—	—	—	—	5	13	10

Total	$86	$77	$75	$158	$166	$174	$1,839	$1,887	$2,040

Product Line Information

Sales by product line for each of the three years ended December 31, 2003, is as follows (in millions of dollars):

	Year Ended December 31,
	2003	2002	2001
Timber and Land
Timber	$153	$172	$189
Land	106	75	84

Total Timber and Land	259	247	273

Performance Fibers
Cellulose Specialties	378	375	369
Absorbent Materials	156	151	178

Total Performance Fibers	534	526	547

Wood Products
Lumber	97	99	89
MDF	41	38	36

Total Wood Products	138	137	125

Other	172	216	192

Intersegment Eliminations	(2)	(9)	(13)

Total Sales	$1,101	$1,117	$1,124

Geographical Operating Information

Information by geographical operating area for each of the three years ended December 31, 2003, is as follows (in millions of dollars):

	Sales			Operating Income/(Loss)			Identifiable Assets
	2003	2002	2001	2003	2002	2001	2003	2002	2001
United States	$1,003	$989	$1,012	$100	$119	$146	$1,577	$1,652	$1,732
New Zealand	86	87	72	4	9	3	207	198	282
All Other	12	41	40	(1)	2	—	55	37	26

Total	$1,101	$1,117	$1,124	$103	$130	$149	$1,839	$1,887	$2,040

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Rayonier’s sales by destination for each of the three years ended December 31, 2003, are as follows (in millions of dollars):

	Sales by Destination
	2003	%	2002	%	2001	%
United States	$684	62	$674	61	$656	58
Europe	128	12	122	11	125	11
Japan	79	7	79	7	111	10
China	72	6	69	6	66	6
Other Asia	78	7	93	8	76	7
Latin America	30	3	34	3	45	4
Canada	22	2	36	3	34	3
All other	8	1	10	1	11	1

	$1,101	100	$1,117	100	$1,124	100

The majority of sales to foreign countries are denominated in U. S. dollars.

4.	REAL ESTATE INVESTMENT TRUST (REIT) - LEGAL AND TAX CONVERSION

On August 18, 2003, the Company’s Board of Directors approved a plan to convert the Company into a REIT, effective January 1, 2004. The Company’s U.S. timber harvest operations qualify for REIT tax treatment and will not be required to pay federal income taxes if applicable distribution, income, asset and shareholder tests are met. These operations are conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR), formerly known as Rayonier Timberlands Operating Company. Other non-REIT qualifying and foreign operations, which will continue to pay corporate-level tax on earnings, were transferred to Rayonier TRS Holdings Inc, a wholly-owned taxable REIT subsidiary of Rayonier Inc. These operations included the Company’s Performance Fibers, New Zealand timber, and Wood Products businesses, as well as the Company’s HBU land sales activities. REIT conversion costs totaled $7 million in 2003, with an additional $5 million expected in the first quarter of 2004.

In order to comply with IRS regulations applicable to REITs, the Company was required to dividend to common shareholders its pre-REIT undistributed accumulated taxable earnings and profits. In December 2003, the Company remitted a special dividend, consisting of 6.4 million common shares valued at $253 million and cash of $61 million.

In addition, deferred tax liabilities of approximately $70 million to $80 million, relating to REIT qualifying activities, will no longer be required as of January 1, 2004, and the balance will be reduced in the first quarter of 2004, by recording a benefit in the Company’s provision for income taxes.

5.	FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

In the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003 and 2002, gains of approximately $2.4 million and $1.2 million, respectively, were recorded on foreign currency contracts primarily reflecting realized gains on contracts matured, plus the time value changes for outstanding contracts. The Company also had mark-to-market unrealized after-tax gains of approximately $0.8 million and $0.7 million in AOCI in the Consolidated Balance Sheet as of December 31, 2003 and 2002, respectively. When the forecasted transactions come to fruition and are recorded, the amounts in AOCI are reclassified to the Consolidated Statements of Income and Comprehensive Income. The Company expects to reclassify the December 31, 2003 AOCI amount into earnings over the next eleven months.

In 2003 and 2002, the gains and losses representing the change in the forward contracts’ time value, which are excluded for purposes of measuring the contracts’ effectiveness, were insignificant and recorded in earnings over the life of the contracts.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

At December 31, 2003, the Company held $8.1 million of New Zealand foreign currency contracts maturing through November 2004. The largest amount of foreign currency forward contracts outstanding during 2003 and 2002 totaled $10.2 million and $13.1 million, respectively.

Interest Rate Swap Agreements

In March 2002, the Company entered into an interest rate swap on $50 million of 6.15 percent fixed rate notes payable maturing in February 2004. The interest rate swap converted interest payments from fixed rates to floating rates. The interest rate swap qualified as a fair value hedge under SFAS No. 133. As such, the net effect from the interest rate swap is recorded as part of interest expense. Interest rate differentials under the swap agreement settle every May 15 and November 15 through its maturity in February 2004. During the years ended December 31, 2003 and 2002, this swap agreement decreased the Company’s interest expense by $1.3 million and $0.7 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in an asset and a corresponding increase in debt at December 31, 2003 and 2002, of approximately $0.3 million and $1.4 million, respectively.

In April 2003, the Company’s wholly-owned subsidiary, RFR entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to six-month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect from the interest rate swap is recorded as interest expense. During the year ended December 31, 2003, this swap reduced the Company’s interest expense by $0.6 million. Based upon current interest rates for similar transactions, the fair value of the interest rate swap at December 31, 2003 was essentially equal to its contract amount.

Commodity Swap Agreements

During the year ended December 31, 2003, the Company realized a loss of $0.2 million on fuel oil forward contracts that matured. During the third quarter of 2003, the Company entered into the following fuel oil forward contracts:

Volume (barrels)	Price per barrel	Maturity
45,000	$22.22	March 2004
50,000	$21.60	June 2004

These contracts represent approximately 20 to 25 percent of the Company’s estimated quarterly fuel oil consumption for those periods. The Company’s fuel oil contracts do not qualify for hedge accounting under SFAS No. 133 and instead are required to be marked-to-market with any resulting gain or loss recorded in Other Operating Income/(Expense). During the year ended December 31, 2003, the mark-to-market adjustment on these outstanding contracts was a $0.1 million gain.

At December 31, 2003 and 2002, the estimated fair values of Rayonier’s financial instruments were as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Cash and cash equivalents	$21,397	$21,397	$18,924	$18,924
Long-term debt	(614,935)	(673,331)	(649,628)	(727,715)
Foreign currency forward contracts	1,274	1,274	1,154	1,154
Interest rate swap agreements	280	280	1,428	1,428
Commodity swap agreements	73	73	—	—

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

See Note 2 – Summary of Significant Accounting Policies, Financial Instruments, for the methods and assumptions used in estimating the fair values of financial instruments.

6.	FUNCTIONAL CURRENCY

On August 1, 2003, the Company changed the functional currency of its New Zealand-based timber and log trading operations from the U.S dollar (USD) to the New Zealand dollar (NZD). In accordance with SFAS No. 52, Foreign Currency Translation, a change in the functional currency is appropriate when significant changes occur in the economic facts and circumstances of an entity’s operations.

In 1992, when the Company acquired the New Zealand-based operations, the USD was determined to be the functional currency primarily because the predominant revenue generator for the New Zealand-based operations was export sales denominated in USD. In 2002, the Company sold its New Zealand East Coast timber operations and related assets resulting in a significant reduction of such export sales. The Company’s remaining New Zealand-based sales consist primarily of timber harvesting denominated in NZD, with a decreased level of log trading operations denominated in USD. The majority of the operating expenses are denominated in NZD. As a result, the functional currency was changed to the NZD.

In accordance with SFAS No. 52, non-monetary assets such as inventories, timberlands, and property, plant and equipment were remeasured from historical exchange rates to the current exchange rate in effect as of August 1, 2003. This remeasurement resulted in a foreign currency translation gain recorded in AOCI. At December 31, 2003, the cumulative foreign currency translation gain recorded in AOCI was $22.2 million.

7.	OTHER ASSETS

Other assets include long-term receivables, manufacturing and maintenance supplies not expected to be utilized over the next 12 months, HBU land inventory not expected to be sold over the next 12 months, prepaid pension costs, and other deferred costs such as debt issuance costs and capitalized software costs. In 2003, the Company negotiated a new $250 million revolving credit facility and capitalized $1.8 million in deferred financing fees. Debt issuance costs are amortized to interest expense over the term of the debt to which they relate and totaled $2.3 million, $2.1 million and $1.8 million in 2003, 2002 and 2001, respectively. Software costs are capitalized and amortized over a period not exceeding 60 months. Amortization of deferred software costs totaled $2.7 million, $5.9 million and $4.8 million in 2003, 2002 and 2001, respectively.

8.	INCOME TAXES

The components of “Income from Continuing Operations, Before Income Taxes” consist of U.S. income of $27.2 million, $47.5 million and $68.3 million, and foreign income of $28.6 million, $22.3 million and $12.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The provision for income taxes from continuing operations consists of the following:

	2003	2002	2001
Current
U.S. federal	$1,686	$7,726	$16,974
State and local	152	790	759
Foreign	1,824	1,359	2,359

	3,662	9,875	20,092

Deferred
U.S. federal	2,833	3,639	4,877
State and local	208	(315)	376
Foreign	(897)	1,681	(1,598)

	2,144	5,005	3,655

Total	$5,806	$14,880	$23,747

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Deferred income taxes result from recording revenues and expenses for financial reporting in one period but in different periods for tax return purposes. The nature of the temporary differences and the resulting net deferred tax assets (liabilities) at December 31, 2003 and 2002 are as follows:

	2003	2002
Accelerated depreciation and depletion	$(141,265)	$(152,023)
Reserves for dispositions and discontinued operations	40,938	48,010
Deferred gain on timberland sales	(33,073)	(19,695)
Deferred additional minimum pension liability benefit	18,320	17,799
All other, net	(733)	909

Total	$(115,813)	$(105,000)

Included in the above table are net operating loss and foreign tax credit carryforwards. At December 31, 2003, the Company had New Zealand net operating loss carryforwards of $85 million with an indefinite carryforward period. In addition, the Company has $0.8 million of foreign tax credit carryforwards that expire between 2004 and 2007 and are available to reduce future income taxes. With respect to the latter, the Company recorded a valuation allowance of $0.5 million in 2003, reducing the amount of foreign tax credit carryforwards it expects to realize. Management believes that it will obtain the full benefit of the remaining net deferred tax assets based on its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to reverse.

In 2003 and 2002, the Company recorded tax benefits of $4.8 million and $2.5 million, respectively, related to the exercise of stock options. These amounts were credited directly to shareholders’ equity and are not included in the consolidated tax provisions.

At December 31, 2003 and 2002, the Company had current deferred tax assets of $6.0 million and $5.2 million, respectively, which are included in “Other Current Assets” in the Consolidated Balance Sheet. The Company also has a $9.5 million income tax receivable recorded in “Other Current Assets” at December 31, 2003, due to a refund expected in 2004 from 2003 tax losses.

In the first quarter of 2004, the Company will reverse approximately $70 million to $80 million of deferred tax liabilities no longer required as a result of the REIT conversion on January 1, 2004. Separately, the Company has not provided for taxes on approximately $132 million of undistributed foreign earnings, as the Company has expected to reinvest such earnings overseas in the future. This assumption is reviewed periodically to ensure that any changes in the Company’s ability and intent to reinvest these earnings will be properly disclosed and accounted for. With the conversion to a REIT effective January 1, 2004, the Company’s strategy and preference is changing more toward investing in timberlands domestically. The effect of this strategic change will be evaluated in the first quarter 2004. Such amount would be charged to expense when management affirms a change in overseas investment strategy. As a result, it is probable that a substantial part of these undistributed foreign earnings will become subject to additional cash taxes when remitted, or deemed remitted as a dividend. The additional amount of taxes payable if remitted, could approximate $33 million.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

A reconciliation of the income tax provision at the U.S. statutory rate to the reported provision for income taxes follows:

	2003	%	2002	%	2001	%
Income tax provision from continuing operations at U.S. statutory rate	$19,521	35.0	$24,429	35.0	$28,230	35.0
State and local taxes, net of federal benefit	234	0.4	309	0.4	737	0.9
Foreign operations *	(11,416)	(20.5)	(5,538)	(7.9)	(1,139)	(1.4)
Tax benefit on foreign sales	(1,416)	(2.5)	(2,266)	(3.3)	(2,137)	(2.7)
Permanent differences	(98)	(0.2)	(373)	(0.5)	592	0.6
Tax benefit from favorable audit interim partial settlement	(2,323)	(4.2)	—	—	—	—
Tax credits and other, net	1,304	2.4	(1,681)	(2.4)	(2,536)	(3.0)

Income tax provision from continuing operations as reported	$5,806	10.4	$14,880	21.3	$23,747	29.4

*	Primarily from foreign exchange and rate differentials

The unusually low effective tax rate of 10.4 percent in 2003 primarily resulted from a foreign exchange loss associated with the settlement of a New Zealand dollar denominated intercompany loan and the tax benefit arising from an IRS audit interim partial settlement.

In 2002, the Company sold its New Zealand East Coast operations which required separate discontinued operations disclosure in its Consolidated Statements of Income and Comprehensive Income. The income tax provision for discontinued operations is also required to be shown separately from the provision for continuing operations.

A reconciliation of the income tax provision from discontinued operations at the U.S. statutory rate to the reported provision for income taxes follows:

	2003	%	2002	%	2001	%
Income tax provision from discontinued operations at U.S. statutory rate	$—	—	$1,170	35	$667	35
Foreign exchange rate differences*	—	—	2,917	87	551	29

Income tax provision from discontinued operations as reported	$—	—	$4,087	122	$1,218	64

*	The foreign exchange related difference of the 2002 amount is attributable to the tax effected difference between the May 2002 exchange rate and the historical exchange rate applied to the book value of the East Coast assets.

9.	INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE

Basic earnings per share (EPS) is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and contingent performance shares. In 2003, 215,200 stock options that had been previously awarded were excluded from the computation of diluted EPS due to their anti-dilutive effect. In 2002 and 2001, 599,583 and 985,359 stock options, respectively, were similarly excluded.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of basic and diluted EPS for 2003, 2002 and 2001:

	2003	2002*	2001*
Income from continuing operations	$49,972	$54,917	$56,910

Shares used for determining basic EPS	42,262,835	41,522,678	40,816,203
Dilutive effect of:
Stock options	466,044	351,687	323,087
Contingent shares	364,213	362,000	263,558

Shares used for determining diluted EPS	43,093,092	42,236,365	41,402,848

*	Share amounts restated to reflect the three for two stock split on June 12, 2003.

On December 19, 2003 the Company paid a special dividend in conjunction with the Company’s conversion to a REIT (See Note 4-Real Estate Investment Trust (REIT) - Legal and Tax Conversion). The dividend consisted of 6,351,975 shares of common stock and $61 million in cash. The following reflects the pro forma results giving effect to the common stock dividend for diluted earnings per share for the three fiscal years ended December 31, 2003:

	2003	2002	2001
Income from continuing operations	$49,972	$54,917	$56,910

Diluted earnings per share:

As reported	$1.16	$1.30	$1.37
Pro forma	$1.02	$1.13	$1.19

10.	INVENTORY

As of December 31, 2003 and 2002, Rayonier’s inventory included the following:

	2003	2002
Finished goods*	$66,359	$63,309
Work in progress	7,972	7,303
Raw materials	11,304	6,564
Manufacturing and maintenance supplies	9,226	7,895

Total inventory	$94,861	$85,071

*	Includes $9.9 million and $0.5 million of HBU land held for sale at December 31, 2003 and 2002, respectively.

11.	DEBT

Rayonier’s debt included the following at December 31, 2003 and 2002:

	2003	2002
Medium-term notes due 2004 at fixed interest rates of 6.15%	$50,289	$51,428
Term loans due 2006 at weighted average interest rates of 3.03% at December 31, 2003 and 7.07% at December 31, 2002	8,975	12,065
Pollution control and industrial revenue bonds due 2004-2020 at variable interest rates of 2.20% to 6.20%	74,225	74,655
RFR installment notes due 2007-2014 at fixed interest rates of 8.29% to 8.64%	484,991	485,000
RFR term loan due 2004 at a weighted average interest rate of 2.29% at December 31, 2002	—	30,000

Total debt	618,480	653,148
Less: Current maturities	(3,545)	(3,520)

Long-term debt	$614,935	$649,628

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

2004	$3,545
2005	3,575
2006	53,310
2007	118,005
2008	23,885
2009-2015	415,880

$618,200

The Company reduced its long-term debt by $34 million in 2003. During 2002 and 2001, the Company reduced its long-term debt by $213 million and $126 million, respectively.

In November 2003, Rayonier negotiated a revolving credit facility that provides the Company with unsecured credit totaling $250 million expiring in November 2006. This facility replaces a $75 million RFR facility and a $170 million Rayonier facility. As of December 31, 2003, the Company had $250 million of available borrowings. In addition, the Company has on file with the Securities and Exchange Commission, a shelf registration statement to offer $500 million of new public debt and equity securities of which, $247 million is available at December 31, 2003. During February 2004, the Company utilized $50 million of the unsecured credit facility to refinance the medium term notes that matured. These notes were classified as long-term debt at December 31, 2003 due to the Company’s ability and intent to refinance them with the credit facility.

The carrying value of long-term debt was increased by $0.3 million and $1.4 million as of December 31, 2003 and 2002, respectively, to reflect the fair market value of the interest rate swaps held. See Note 5—Financial Instruments for more information.

In conjunction with the Company’s long-term debt and unsecured credit facilities, certain covenants must be met, including ratios based on the financial institution’s particular definition of EBITDA (Covenant EBITDA). Covenant EBITDA as defined by the credit facility agreement consists of earnings from continuing operations before the cumulative effect of an accounting change, the provision for dispositions, income taxes, interest expense, depreciation, depletion and amortization and the non-cash cost basis of timberland and real estate sold. In addition, there are covenant requirements in effect for RFR on the ratio of consolidated cash flow available for fixed charges to consolidated fixed charges.

The Company’s dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds From Operations (Covenant FFO) plus the aggregate amount of dividends permitted under this Covenant FFO limitation in excess of the amount of dividends paid during such period. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non cash cost basis of timberland sold.

The covenants are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect for Rayonier as of December 31, 2003, were as follows:

	Covenant Requirement	Actual Covenant at December 31, 2003	Favorable (Unfavorable)
EBITDA to consolidated interest expense should not be less than	2.50 to 1	5.50 to 1	3.00
Total debt to EBITDA should not exceed	4.00 to 1	2.31 to 1	1.69
Consolidated RFR cash flow available for fixed charges to consolidated RFR fixed charges should not be less than	2.50 to 1	3.73 to 1	1.23
Dividends paid should not exceed 90 percent of FFO	90%	49%	41%

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

The Company is currently in compliance with all of its financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the Company’s RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments and activities, or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. At December 31, 2003 the amount of excess proceeds was approximately $16 million.

As part of the Company’s REIT conversion and related restructuring, the Company’s assets and debt were generally separated into two operating groups. One, RFR, owns most of the Company’s REIT eligible assets and conducts the REIT eligible activities. The other, TRS Holdings Company (“TRS”), directly and indirectly owns all other assets of the Company, conducts the activities not generally eligible for a REIT and, in the restructuring, assumed some debt of the Company and RFR in order to ensure that each of the operating groups have a capital structure appropriate to its business.

The debt remaining in RFR and the parent company, with an associated annual interest expense of approximately $16.7 million, will not produce a reduction in the Company’s tax liability as it did in the past because the Company, as a REIT, is not expected to pay any taxes. Similarly, other costs borne by the Company or RFR which ordinarily are deductible for determining taxable income will not generally reduce the Company’s tax liability because it is a REIT and not expected to pay taxes.

12.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for each of the three years ended December 31, 2003, is shown below. On May 21, 2003 the Company’s Board of Directors approved a three-for-two stock split and a 12.5 percent increase in the post-split quarterly cash dividend from 24 cents to 27 cents per share. The stock split was effected in the form of a stock dividend and on June 12, 2003, the Company issued one additional share of common stock for every two shares held to shareholders of record on June 2, 2003. Amounts shown below prior to the stock split have been restated.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

	Common Shares		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2001	40,653,373	$48,717	$—	$631,384	$680,101
Net income	—	—	—	57,598	57,598
Dividends paid ($0.96 per share)	—	—	—	(39,207)	(39,207)
Issuance of shares under incentive stock plans	440,750	11,561	—	—	11,561
Unrealized gain on hedged transactions	—	—	7	—	7
Minimum pension liability adjustment	—	—	(709)	—	(709)
Repurchase of common shares	(79,350)	(2,031)	—	—	(2,031)
Tax benefit on exercise of stock options	—	1,474	—	—	1,474

Balance, December 31, 2001	41,014,773	$59,721	$(702)	$649,775	$708,794

Net income	—	—	—	54,172	54,172
Dividends paid ($0.96 per share)	—	—	—	(39,910)	(39,910)
Issuance of shares under incentive stock plans	666,021	17,566	—	—	17,566
Unrealized gain on hedged transactions	—	—	697	—	697
Minimum pension liability adjustment	—	—	(30,933)	—	(30,933)
Repurchase of common shares	(105,000)	(3,144)	—	—	(3,144)
Tax benefit on exercise of stock options	—	2,470	—	—	2,470

Balance, December 31, 2002	41,575,794	$76,613	$(30,938)	$664,037	$709,712

Net income	—	—	—	49,972	49,972
Dividends paid ($1.05 per share)	—	—	—	(44,248)	(44,248)
Special dividend - common stock (Note 4)	6,351,975	252,650	—	(252,650)	—
Special dividend - cash (Note 4)	—	—	—	(61,155)	(61,155)
Cash in lieu of fractional shares	—	(173)	—	—	(173)
Issuance of shares under incentive stock plans	1,090,547	30,951	—	—	30,951
Unrealized gain on hedged transactions	—	—	44	—	44
Minimum pension liability adjustment	—	—	(925)	—	(925)
Tax benefit on exercise of stock options	—	4,769	—	—	4,769
Foreign currency translation adjustment (Note 6)	—	—	22,159	—	22,159

Balance, December 31, 2003	49,018,316	$364,810	$(9,660)	$355,956	$711,106

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) was comprised of the following as of December 31, 2003 and 2002:

	2003	2002
Foreign currency translation adjustments	$22,159	$—
Unrealized gains on hedged transactions	748	704
Minimum pension liability adjustments	(32,567)	(31,642)

Total	$(9,660)	$(30,938)

14.	RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include Rayonier’s Port Angeles, WA, mill, which was closed on February 28, 1997; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1989; its Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP has been designated a potentially responsible party (“PRP”), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes relating to various sites where the Company no longer operates, including 10 former wood processing sites.

An analysis of activity in the reserves for dispositions and discontinued operations for the two years ended December 31, 2003, is as follows:

	2003	2002
Balance, January 1	$162,197	$168,704
Expenditures charged to reserves	(9,885)	(9,241)
Additions to reserves	—	2,734

Balance, December 31	152,312	162,197
Less: Current portion	(12,135)	(15,902)

Non-current portion	$140,177	$146,295

Rayonier has identified specific reserves for three SWP sites, (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as material and requiring separate disclosure. An analysis of the reserve activity for the two years ended December 31, 2003 is as follows:

	RESERVE ACTIVITY (in millions) as of December 31,
Sites	2001	Expenditures	Revisions to Estimates	2002	Expenditures	Revisions to Estimates	2003
Augusta, GA	$21.9	$(0.7)	$(0.8)	$20.4	$(0.9)	$—	$19.5
Spartanburg, SC	20.1	(0.7)	(1.3)	18.1	(0.7)	1.5	18.9
East Point, GA	15.1	(0.5)	3.4	18.0	(0.5)	(3.9)	13.6
Other SWP sites	87.0	(2.3)	(1.3)	83.4	(2.7)	2.4	83.1

Total SWP	144.1	(4.2)	—	139.9	(4.8)	—	135.1

Port Angeles, WA	19.1	(4.2)	2.4	17.3	(4.8)	—	12.5
All other sites	5.5	(0.8)	0.3	5.0	(0.3)	—	4.7

TOTAL	$168.7	$(9.2)	$2.7	$162.2	$(9.9)	$—	$152.3

A brief description of each of these sites is as follows:

Augusta, Georgia - SWP operated a wood treating plant at this site from 1928 to 1988. SWP is the only PRP at this site. The majority of visually contaminated surface soils have been removed, and remediation activities consist of a groundwater recovery

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

system. The site had operated under a 10 year Resource Conservation and Recovery Act (RCRA)/Hazardous and Solid Waste Amendments of 1984 hazardous waste permit, which expired. SWP is currently waiting on a renewed permit. Current cost estimates could change if discharge volumes increase or decrease drastically or if enhanced remediation is implemented. Total spending to date at December 31, 2003 was $59.4 million.

Spartanburg, South Carolina- SWP operated a wood treatment plant at this site from 1925 to 1989. SWP is the only PRP at this site. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone sparging system treating soil and groundwater and, (3) an ion-exchange resin system treating groundwater. A cost estimate has been determined for cleanup of an adjoining area, which received runoff from a portion of the former operating plant. Changes in costs associated with this phase of clean up are unpredictable at this time. SWP is currently awaiting state agency approval prior to starting the cleanup of the adjoining property. Total spending to date at December 31, 2003 was $32.2 million.

East Point, Georgia – SWP operated a wood preserving facility at this site from 1908 to 1984. The site is subject to a 30-year RCRA hazardous waste facility permit, which is renewed on a 10-year basis. SWP is the only PRP at this site. The facility is in an advanced stage of corrective action with active remedial measures in place. Limited additional remedial measures may be necessary. Total spending to date at December 31, 2003 was $13.8 million.

Included in the reserves for the three SWP sites discussed above are soil remediation costs related to the recycling of 150,000 tons of contaminated soil by a third-party processor. See Note 16-Contingencies for additional information.

Port Angeles, Washington - Rayonier operated a dissolving sulfite pulp mill on a 70-acre site on Port Angeles, Washington’s harbor from 1930 to 1997. The mill was dismantled in 1997 and 1998 and was also evaluated for Superfund listing by the U.S. Environmental Protection Agency (EPA) during the same period. The EPA subsequently deferred the site to the State of Washington in May 2000. Several interim clean up actions for petroleum and PCB contamination have been completed. Total spending to date at December 31, 2003 was $44.5 million.

Cumulative environmental and disposition spending for all other sites included in the reserves was $94 million as of December 31, 2003.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites. As of December 31, 2003, this amount is estimated at $8 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in laws, regulations and administrative interpretations and in environmental remediation technology. Excluded from this estimate are the Gulf, North Carolina and the Wilmington, North Carolina sites for which the Company is not able to determine reasonably possible additional losses. Evaluation of these sites is in preliminary stages.

Rayonier currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2004 and 2005 will be approximately $12 million each year. Such costs will be charged against Rayonier’s reserves for dispositions and discontinued operations, which include environmental monitoring and remediation costs. The Company believes established reserves are sufficient for costs expected to be incurred over the next 25 to 30 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control. The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors, including but not limited to significant changes in discharge volumes, necessity for enhanced or different remediation, changes in environmental remediation technology, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, a site’s potential for Brownfields (environmentally impacted site considered for re-development), or other similar projects, could accelerate expenditures as well as impact the amount and/or type of remediation required, as could new laws, regulations and administrative interpretations. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

As of December 31, 2003, 2002 and 2001 Rayonier had $8.0 million of receivables, net of reserves, from insurance claims included in “Other Assets.” Such receivables represent the Company’s claim for reimbursements in connection with property damage settlements relating to SWP’s discontinued wood preserving operations and the ERD.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

15.	SALE OF NEW ZEALAND EAST COAST TIMBER OPERATIONS

During the second quarter of 2002, the Company sold its New Zealand East Coast timber operations and associated assets for $64.4 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the sale and results of operations were recorded as discontinued operations. The Company received $64.4 million from the sale in 2002, while cash flow from the operation totaled $6.1 million and $5.8 million for the years ended December 31, 2002 and 2001, respectively. The Company recorded an after-tax loss from discontinued operations of approximately $0.7 million or $0.02 per share in 2002, consisting of an after-tax loss on the sale of approximately $1.6 million, net of after-tax income from East Coast operations of $0.9 million. The Consolidated Statements of Income and Comprehensive Income, Consolidated Statements of Cash Flows and related Notes have been reclassified to present the East Coast operations as a discontinued operation in 2001. The East Coast operations and associated assets were previously reported in the Company’s Timber and Land segment and in Other.

Operating results of the discontinued operation for the years ended December 31, are summarized below:

	2002	2001
Sales	$19,011	$41,154
Operating Income	$1,684	$1,905
Income from discontinued operations	$904	$688

A provision in the Company’s original agreement to purchase the East Coast property from the New Zealand government requires the Company, in the event of a sale, to guarantee five years of Crown Forest license obligations, estimated at $1.9 million per year. However, the buyer is the primary obligor and as such, has posted a performance bond with the New Zealand government. See Note 17-Guarantees, for additional information.

16. CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters.

Legal Proceedings

The Company is involved in various legal actions, including those involving environmental matters that are discussed more fully in Note 14–Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company’s consolidated financial position or results of operations.

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS), arising from an issue in dispute regarding the Company’s 1996 and 1997 federal tax returns, which could have resulted in an additional tax liability of $28.3 million. The Company had been discussing this issue with the IRS since 1999 and in the first quarter of 2003 it accepted a proposal from the IRS (the “Settlement Initiative”) in order to expedite the resolution of the matter. Under the Settlement Initiative the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003 tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold, to reflect the maximum 90 percent disallowance set forth in the Settlement Initiative. In April 2003, the Company deposited $6.4 million with the IRS, representing $3.7 million in tax and $2.7 million in interest, in anticipation of audit settlements pertaining to this issue. Final resolution of this matter is likely to occur in the next 12 to 24 months.

Between 1985 and 1995, Southern Wood Piedmont (SWP), a subsidiary of the Company, sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Environmental Protection Agency (EPA) and the Louisiana Department of Environmental Quality (LDEQ) in June 1990, in United States District Court for the Western District of Louisiana against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that are still owned and retained by the processor. Currently there are no claims pending against the Company or SWP by the EPA or the LDEQ. However, both have indicated that they believe SWP may be liable for some portion of the costs of clean-up and disposal of the recycled material sent to the processing site by SWP. If no settlement is reached in this matter, trial is scheduled to begin in

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

September, 2004. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at December 31, 2003 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute. See also Note 14—Reserves for Dispositions and Discontinued Operations.

In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western District of Washington to recover approximately $3.2 million in costs allegedly incurred by the EPA in 1997 to conduct an Expanded Site Investigation at the Company’s Port Angeles mill site. Rayonier challenged the EPA’s authority to recover this type of cost, as well as the validity of the amount spent. Trial in this matter commenced February 2, 2004 and concluded on February 24. On February 25, the court held that the United States was entitled only to approximately $0.7 million of the approximately $3.2 million claimed, and denied a request by the United States for an order permitting it to recover future costs relating to the Port Angeles site. While the court’s ruling is favorable, the Company is evaluating its options as it is unclear whether the United States will appeal the decision. The Company believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity of results of operations and that its reserves at December 31, 2003 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

Environmental Matters

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Management closely monitors all of its environmental responsibilities, together with trends in environmental laws and believes that the Company is in substantial compliance with current environmental requirements. It is the opinion of management that substantial expenditures over the next 10 years will be required in the area of environmental compliance. During 2003, 2002 and 2001, Rayonier spent approximately $10 million, $7 million and $4 million, respectively, for capital projects related to environmental compliance for ongoing operations. During 2004 and 2005, Rayonier expects to increase spending to approximately $25 million on such capital projects, primarily related to Cluster Rule compliance as discussed below.

The Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s Performance Fibers mills and two other dissolving pulp mills. In late 2003, EPA informed the Company that it was delegating its Cluster Rule rulemaking authority for the mills of the Company and the other two dissolving pulp mills to the environmental agencies of the respective states. Rayonier will continue to work with the EPA and the applicable environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next five years (2004-2008) associated with Cluster Rule compliance and other environmental regulations are not expected to exceed $65 million at the Performance Fibers mills. With the inclusion of the environmental capital spending, total annual capital expenditures are expected to be approximately $90 million to $100 million, excluding any timberland acquisitions.

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

Rayonier currently estimates that expenditures during 2004-2005 for environmental remediation and monitoring costs, excluding environmental capital spending, for all dispositions and discontinued operations will total approximately $24 million.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Such costs, including monitoring and remediation costs, will be charged against the Company’s reserves for estimated environmental obligations which the Company believes are sufficient for costs expected to be incurred over the next 25 to 30 years with respect to dispositions and discontinued operations. At December 31, 2003, these reserves totaled approximately $152 million (including current portion). The actual future environmental costs will be dependent on the outcome of site evaluations and negotiations with federal and state agencies and may also be affected by new laws, regulations and administrative interpretations, and changes in environmental remediation technology. Based on information currently available, management does not believe that any future changes in estimates would materially affect Rayonier’s consolidated financial position or results of operations.

17.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs, and State and foreign governmental agencies. As of December 31, 2003, the following financial guarantees were outstanding:

Financial Commitments (000’s)	Potential Payments	Carrying Amount of Liability
Standby letters of credit (1)	$76,596	$61,410
Crown Forest guarantees (2)	7,569	—
Surety bonds (3)	13,726	665

Total financial commitments	$97,891	$62,075

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit expire at various dates during 2004 and 2005 and are typically rolled over as required.
(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations, currently estimated at $1.9 million per year over the next four years. The buyer of the property is the primary obligor and has posted a bank performance bond with the New Zealand government. If the buyer fails to pay the obligations, the New Zealand government will demand payment from the buyer’s bankers pursuant to the bond. The Company would have to perform under the guarantee and seek legal redress from the buyer if the bankers defaulted on the bond. The 2003 obligation was paid by the buyer. However, in late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership. The Company expects the buyer’s bond to be sufficient to cover the license obligations. This guarantee expires in 2007.
(3)	Rayonier has issued surety bonds primarily to secure timber in the State of Washington as well as providing collateral for the Company’s workers’ compensation self-insurance program in that State. These surety bonds expire at various dates during 2004 and 2005 and are renewed as required.

18.	COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $6.9 million, $6.8 million and $7.2 million in 2003, 2002 and 2001, respectively. The Company also has long-term leases on certain timberlands in the Southeastern U.S. and in New Zealand. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally noncancelable and require minimum annual rental payments.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

At December 31, 2003, the future minimum payments under noncancelable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases	Total
2004	$3,213	$4,770	$7,983
2005	2,541	4,774	7,315
2006	2,014	4,610	6,624
2007	670	4,481	5,151
2008	611	4,480	5,091
Thereafter through 2036	3,319	83,755	87,074

	$12,368	$106,870	$119,238

19.	INCENTIVE STOCK PLANS

The Company applies the intrinsic value based method of APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock plans. See Stock-based Compensation in Note 2 - Summary of Significant Accounting Policies for a presentation of pro forma net income and earnings per share information pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, and a description of the 1994 and 2004 Rayonier Incentive Stock plans. All share and share price amounts have been restated to reflect the three for two stock split on June 12, 2003 and the special dividend on December 19, 2003. Restatements do not affect the aggregate cost of the options granted.

Restricted stock granted under the 1994 Plan vest upon completion of a three-year period. During 2003 and 2002, 28,487 and 29,377 restricted shares were granted at a price of $24.85 and $27.88, respectively, per share. No restricted shares were granted in 2001.

In 2003, 2002 and 2001, 192,294, 162,916 and 184,282 common shares of Company stock were reserved for contingent performance shares, with grant-date fair values of $25.84, $27.88 and $21.52, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31:

	2003	2002	2001
Dividend yield	3.0%	2.9%	3.7%
Expected volatility	30.3%	29.8%	28.7%
Risk-free rate	3.9%	4.0%	4.8%
Expected life (in years)	7.0	7.0	7.5
Fair value of options granted	$8.21	$7.56	$5.44

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended is presented below:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	3,795,371	$23.01	3,950,858	$21.68	3,903,585	$21.22
Granted	818,760	$29.93	600,474	$27.88	655,313	$21.66
Exercised	(1,117,523)	$21.21	(725,819)	$19.73	(518,718)	$17.70
Canceled	(62,024)	$26.09	(30,142)	$24.71	(89,322)	$24.38

Outstanding at end of year	3,434,584	$25.19	3,795,371	$23.01	3,950,858	$21.68

Options exercisable at year-end	2,643,675	$23.60	3,195,159	$22.49	2,599,112	$20.65

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
$16.22 - $18.74	395,407	$17.64	1.4	395,407	$17.64
$21.42 - $24.14	992,955	$22.25	5.3	989,097	$22.25
$24.32 - $26.26	1,270,093	$25.92	7.2	882,646	$25.96
$27.14 - $28.50	554,994	$27.87	7.9	376,525	$27.86
$33.79 - $41.20	221,135	$41.00	9.9	—	—

20.	EMPLOYEE BENEFIT PLANS

Rayonier has four qualified non-contributory defined benefit pension plans covering substantially all of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. Certain plans are subject to union negotiation. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Following the guidance of the Financial Accounting Standards Board, the Company has elected to defer recognition of this Act at this time since specific authoritative guidance on the accounting for the federal subsidy is pending and guidance, when issued, could require a change to previously reported information. As a result, at December 31, 2003, the accumulated projected benefit obligation and net benefit cost do not reflect the effect of the Act on the Company’s postretirement plans.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

The following tables set forth the change in projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the years ended December 31:

	Pension		Postretirement
	2003	2002	2003	2002
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$172,672	$146,861	$30,946	$28,336
Service cost	6,640	5,590	643	576
Interest cost	11,203	10,754	1,933	2,012
Actuarial loss	19,924	17,699	988	2,522
Benefits paid	(8,625)	(8,232)	(3,680)	(2,500)

Projected benefit obligation at end of year	$201,814	$172,672	$30,830	$30,946

Change in Plan Assets
Fair value of plan assets at beginning of year	$108,248	$130,440	$—	$—
Actual return on plan assets	27,242	(14,166)	—	—
Employer contributions	11,346	665	3,680	2,500
Benefits paid	(8,625)	(8,232)	(3,680)	(2,500)
Other expense	(838)	(459)	—	—

Fair value of plan assets at end of year	$137,373	$108,248	$—	$—

Reconciliation of Funded Status at End of Year
Funded status	$(64,441)	$(64,424)	$(30,830)	$(30,946)
Unrecognized prior service cost	11,126	12,728	3,715	4,003
Unrecognized actuarial net (gain) loss	66,091	61,208	11,327	10,952
Unrecognized net transition asset	(2)	(200)	—	—

Net prepaid /(accrued) benefit cost	$12,774	$9,312	$(15,788)	$(15,991)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$19,954	$19,585	$—	$—
Accrued benefit liability	(69,508)	(72,800)	(15,788)	(15,991)
Intangible asset	11,440	13,085	—	—
Accumulated other comprehensive loss	50,888	49,442	—	—

Net amount recognized	$12,774	$9,312	$(15,788)	$(15,991)

For plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the years ended December 31:

	2003	2002
Projected benefit obligation	$201,814	$172,672
Accumulated benefit obligation	186,927	161,463
Fair value of plan assets	137,373	108,248

The provisions of SFAS No. 87, Employers’ Accounting for Pensions, require recording an additional minimum liability when the accumulated benefit obligation exceeds plan assets. As a result, the Company recorded an additional liability of $62.3 million and $62.5 million at December 31, 2003 and 2002, respectively. This additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. An intangible asset of $11.4 million and $13.1 million was included in “Other Assets” in the Consolidated Balance Sheet as of December 31, 2003 and 2002, respectively. The remaining offset of $32.6 million and $31.6 million, net of related tax benefits, was recorded as a component of Shareholders’ Equity in AOCI at December 31, 2003 and 2002, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

The following tables set forth the components of net pension and postretirement benefit cost and the amount of additional minimum liability included in accumulated other comprehensive income (loss) for the two years ended December 31:

	Pension		Postretirement
	2003	2002	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$6,640	$5,590	$643	$576
Interest cost	11,203	10,754	1,933	2,012
Expected return on plan assets	(12,710)	(14,102)	—	—
Amortization of prior service cost	1,602	1,606	288	295
Amortization of losses	1,347	242	613	465
Amortization of transition asset	(198)	(661)	—	—

Net periodic benefit cost	$7,884	$3,429	$3,477	$3,348

	Pension
	2003	2002
Increase in minimum liability included in accumulated other comprehensive income/(loss)	$925	$30,933

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension		Postretirement
	2003	2002	2003	2002
Assumptions used to determine benefit obligations at December 31:
Discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.50%	4.50%	—	—

Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.50%	7.40%	6.50%	7.40%
Expected long-term return on plan assets	8.50%	9.75%	—	—
Rate of compensation increase	4.50%	5.00%	—	—

As of December 31, 2003, Rayonier decreased its plans’ discount rate from 6.5 percent to 6.25 percent to more closely approximate interest rates on high quality, long-term obligations. Effective January 1, 2004, the Company kept its expected return on plan assets at 8.5 percent.

The expected long-term rate of return on plan assets of 8.5 percent is based on historical long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return since the Company’s spin-off from ITT in 1994. The Company’s external consultants utilize this information in developing assumptions for returns, risks and correlation of asset classes which is then used to establish the asset allocation ranges.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2003	2002
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$104	$(99)
Accumulated postretirement benefit obligation	$1,253	$(1,195)

Investment of Plan Assets

The Company’s pension plans’ asset allocation at December 31, 2003 and 2002, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets at December 31		Target Allocation Range
Asset Category	2003	2002
Domestic Equity Securities	49.3%	47.7%	40-45%
International Equity Securities	16.6%	14.1%	20-30%
Domestic Fixed Income Securities	29.2%	38.2%	25-30%
International Fixed Income Securities	4.9%	—	4-6%
Real Estate	—	—	2-4%

Total	100%	100%

The Rayonier Pension Fund Trust and Investment Committee and the Board of Directors oversee the investment program of the Company’s pension plans. The investment program is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various styles will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Equity securities did not include Rayonier common stock at December 31, 2003 and 2002.

Contributions

The Company expects to contribute, mostly on a discretionary basis, between $6 million and $10 million to its pension plans in 2004.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Defined Contribution Plans

The Company also provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $2.4 million, $2.5 million and $2.4 million in 2003, 2002 and 2001, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $60.4 million and $37.5 million at December 31, 2003 and 2002, respectively.

21.	QUARTERLY RESULTS FOR 2003 AND 2002 (UNAUDITED)

		Quarter Ended			Total Year
(Thousands of dollars, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2003
Sales	$265,938	$295,867	$267,629	$271,418	$1,100,852
Operating Income	19,246	53,949	21,660	7,728	102,583
Net income	8,236	31,672	8,092	1,972	49,972
Basic EPS*	0.20	0.76	0.19	0.05	1.18
Diluted EPS*	0.20	0.74	0.19	0.04	1.16

2002
Sales	$268,704	$269,276	$293,105	$286,346	$1,117,431
Operating income	27,641	39,765	35,500	27,252	130,158
Income from continuing operations	8,977	17,593	15,478	12,869	54,917
Net income	9,401	16,242	15,638	12,891	54,172
Basic EPS from continuing operations*	0.22	0.42	0.37	0.31	1.32
Diluted EPS from continuing operations*	0.21	0.41	0.37	0.31	1.30
Basic EPS*	0.23	0.39	0.37	0.31	1.30
Diluted EPS*	0.22	0.38	0.37	0.31	1.28

*	All prior quarters ended have been restated to reflect a three-for-two stock split on June 12, 2003. See Note 9 - Income from Continuing Operations Per Common Share, for shares used to determine EPS.

RAYONIER INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002, and 2001

(In thousands)	Balance at Beginning of Year	Accrual Charged to Cost and Expenses	Deductions/ Payments	Write-offs (1)	Balance at End of Year
Year ended December 31, 2003
Allowance for doubtful accounts	$2,665	87	—	(527)	$2,225

Maintenance accrual	$1,500	14,575	(14,549)	—	$1,526

Year ended December 31, 2002
Allowance for doubtful accounts	$3,392	469	—	(1,196)	$2,665

Maintenance accrual	$1,567	12,898	(12,965)	—	$1,500

Year ended December 31, 2001
Allowance for doubtful accounts	$3,969	—	—	(577)	$3,392

Maintenance accrual	$1,619	10,013	(10,065)	—	$1,567

(1)	Includes collected amounts previously charged to reserve.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Vice President and Corporate Controller

March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	* W. L. Nutter (Principal Executive Officer)	Chairman of the Board, President, Chief Executive Officer and Director

	/s/ GERALD J. POLLACK Gerald J. Pollack (Principal Financial Officer)	Senior Vice President and Chief Financial Officer	March 8, 2004

	/s/ HANS E. VANDEN NOORT Hans E. Vanden Noort (Principal Accounting Officer)	Vice President and Corporate Controller	March 8, 2004

	* Rand V. Araskog	Director

	* Ronald M. Gross	Director

	* Paul G. Kirk, Jr.	Director

	* Katherine D. Ortega	Director

	* Burnell R. Roberts	Director

	* Carl S. Sloane	Director

	* Ronald Townsend	Director

	* Gordon I. Ulmer	Director

*By:	/s/ HANS E. VANDEN NOORT		March 8, 2004
Hans E. Vanden Noort Attorney-In-Fact

A

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Purchase and Sale Agreement dated July 28, 1999 between Rayonier Inc. and Jefferson Smurfit Corporation (U.S.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.2	First Amendment to the Purchase and Sale Agreement dated October 25, 1999 between Rayonier Inc. and Jefferson Smurfit Corporation (U.S.)	Incorporated by reference to Exhibit 2.2 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.3	Assignment and Assumption Agreement dated October 25, 1999 between Jefferson Smurfit Corporation (U.S.) and Timber Capital Holdings LLC	Incorporated by reference to Exhibit 2.3 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.4	Assignment Agreement dated October 25, 1999 between Rayonier Inc. and Rayonier Timberlands Operating Company, L.P.	Incorporated by reference to Exhibit 2.4 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.5	Contribution, Conveyance and Assumption Agreement dated December 18, 2003 by and among Rayonier Inc., Rayonier Timberlands Operating Company, L.P., Rayonier Timberlands, L.P., Rayonier Timberlands Management, LLC, Rayonier Forest Resources, LLC, Rayland, LLC, Rayonier TRS Holdings Inc., Rayonier Minerals, LLC, Rayonier Forest Properties, LLC, Rayonier Wood Products, LLC, Rayonier Wood Procurement, LLC, Rayonier International Wood Products, LLC, Rayonier Forest Operations, LLC, Rayonier Properties, LLC and Rayonier Performance Fibers, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-52437)

3.2	By-Laws	Filed herewith

4.1	Indenture dated as of September 1, 1992 between the Company and Bankers Trust Company, as Trustee, with respect to certain debt securities of the Company	Incorporated by reference to Exhibit 4.1 to the Registrant’s December 31, 1993 Form 10-K

4.2	First Supplemental Indenture dated as of December 13, 1993	Incorporated by reference to Exhibit 4.2 to the Registrant’s December 31, 1993 Form 10-K

4.3	Three Year Revolving Credit Agreement dated effective November 24, 2003 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Timberlands Operating Company, L.P. as Borrowers, the banks named therein as Initial Lenders, and Credit Suisse First Boston as Administrative Agent for the Lenders.	Filed herewith

4.4	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

B

Exhibit No.	Description	Location
4.5	Other instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any other instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission

9	Voting trust agreement	None

10.1	Rayonier 1994 Incentive Stock Plan, as amended	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 1998 Form 10-Q

10.2	Rayonier Supplemental Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 1997 Form 10-K

10.3	Rayonier Investment and Savings Plan for Salaried Employees	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.4	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.5	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002	Filed herewith

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003	Filed herewith

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003	Filed herewith

10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003	Filed herewith

10.9	Form of Indemnification Agreement between Rayonier Inc. and its Directors and Officers	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 1993 Form 10-K

10.10	Rayonier Inc. Excess Benefit Plan	Incorporated by reference to Exhibit 10.10 to the Registrant’s December 31, 1993 Form 10-K

10.11	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.12	Rayonier Inc. Excess Savings and Deferred Compensation Plan	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 1997 Form 10-K

10.13	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements	Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 1995 Form 10-K

10.14	Form of Indemnification Agreement between Registrant and directors of Rayonier Forest Resources Company, its wholly owned subsidiary which is Managing General Partner of Rayonier Timberlands, L.P., who are not also directors of Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 1994 Form 10-Q

10.15	Description of Rayonier 1994 Incentive Stock Plan Contingent Performance Share Awards	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 1994 Form 10-Q

C

Exhibit No.	Description	Location
10.16	Form of Rayonier 1994 Incentive Stock Plan Contingent Performance Share Award Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 1994 Form 10-Q

10.17	Form of Rayonier 1994 Incentive Stock Plan Restricted Share Award Agreement	Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 1995 Form 10-K

10.18	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.19	Rayonier Substitute Stock Option Plan	Incorporated by reference to Exhibit 4(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-52891)

10.20	Form of Rayonier Substitute Stock Option Award Agreements	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1995 Form 10-K

10.21	Rayonier 2004 Incentive Stock and Management Bonus Plan	Filed herewith

10.22	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement	Filed herewith

10.23	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement	Filed herewith

10.24	Description of 2004 Rayonier Incentive Stock and Management Bonus Plan Performance Share Awards	Filed herewith

10.25	Split-Dollar Life Insurance Agreement dated June 22, 1994 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 1994 Form 10-Q

10.26	Amendment to Split-Dollar Life Insurance Agreement, dated July 22, 1997	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1997 Form 10-K

10.27	Deferred Compensation / Supplemental Retirement Agreement dated June 28, 1994 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 1994 Form 10-Q

10.28	Amendment to Deferred Compensation / Supplemental Retirement Agreement, dated July 22, 1997	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1997 Form 10-K

10.29	Consulting Agreement dated October 19, 1998 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 1998 Form 10-K

10.30	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 1999 Form 10-K

10.31	Change in Control Agreement for W. Lee Nutter.	Incorporated by reference to Exhibit 10.23 to the Registrant’s September 30, 2001, Form 10-Q

10.32	Retention Agreement dated December 31, 2003 with Paul G. Boynton	Filed herewith

10.33	Trust Agreement for the Rayonier Inc. Legal Resources Trust	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

D

Exhibit No.	Description	Location
10.34	Trust Agreement for the Rayonier Inc. Supplemental Senior Executive Severance Pay Plan and the Change in Control Agreement for W. Lee Nutter Executive Severance Trust	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K

10.35	Description of Rayonier Key Executive Insurance Program f/k/a Rayonier Split-Dollar Life Insurance/Deferred Compensation Retention Benefit Program	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2002 Form 10-K

10.36	Waiver, Release and Non-Disclosure Agreement between Rayonier Inc. and William S. Berry dated March 15, 2002	Incorporated by reference to Exhibit 10.27 to the Registrant’s December 31, 2002 Form 10-K

11	Statement re computation of per share earnings	Not required to be filed

12	Statements re computation of ratios	Filed herewith

13	Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14	Code of Ethics	Not required to be filed

16	Letter re change in certifying accountant	Not applicable

18	Letter re change in accounting principles	Not applicable

21	Subsidiaries of the Registrant	Filed herewith

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	Filed herewith

24	Powers of attorney	Filed herewith

31	Certifications	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

E