Form 10-Q
period 2004-03-31
RAYONIER INC
filed 2004-04-30
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from • to •

COMMISSION FILE NUMBER I-6780

RAYONIER INC.

Incorporated in the State of North Carolina

I.R.S. Employer Identification Number 13-2607329

50 North Laura Street, Jacksonville, FL 32202

(Principal Executive Office)

Telephone Number: (904) 357-9100

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO (    )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES (X) NO (    )

As of April 26, 2004 there were outstanding 49,516,517 Common Shares of the Registrant.

RAYONIER INC.

FORM 10-Q

MARCH 31, 2004

i

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands of dollars, except per share data)

	Three Months Ended March 31,
	2004	2003
SALES	$293,712	$265,938
Costs and Expenses
Cost of sales	234,462	238,253
Selling and general expenses	18,101	10,043
Other operating (income) expense, net	(1,333)	(1,604)

	251,230	246,692

OPERATING INCOME	42,482	19,246
Interest expense	(11,126)	(12,386)
Interest and miscellaneous income (expense), net	773	1,048

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	32,129	7,908
Income tax benefit, net (Note 6)	43,406	328

NET INCOME	75,535	8,236

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on hedged transactions, net of income tax benefit of $256 and $25	(454)	(45)
Foreign currency translation adjustment	1,287	—
Minimum pension liability adjustment (Note 14)	(2,497)	—

COMPREHENSIVE INCOME	$73,871	$8,191

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE	$1.53	$0.20

DILUTED EARNINGS PER SHARE	$1.49	$0.20

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands of dollars)

ASSETS

	March 31, 2004	December 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$62,898	$21,397
Accounts receivable, less allowance for doubtful accounts of $2,171 and $2,225	96,276	91,412
Inventory
Finished Goods	61,299	66,359
Work in process	9,120	7,972
Raw materials	9,121	11,304
Manufacturing and maintenance supplies	8,136	9,226

Total inventory	87,676	94,861
Timber purchase agreements	7,438	9,038
Other current assets	28,252	27,856

Total current assets	282,540	244,564

TIMBER PURCHASE AGREEMENTS	2,487	2,944

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	987,658	994,811

PROPERTY, PLANT AND EQUIPMENT
Land	22,960	22,966
Buildings	119,541	119,570
Machinery and equipment	1,281,393	1,271,988

Total property, plant and equipment	1,423,894	1,414,524
Less—accumulated depreciation	932,597	912,292

	491,297	502,232

OTHER ASSETS	97,440	94,129

	$1,861,422	$1,838,680

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$70,906	$65,312
Bank loans and current maturities of long-term debt	3,545	3,545
Accrued taxes	23,202	10,543
Accrued payroll and benefits	16,276	19,105
Accrued interest	14,215	4,539
Accrued customer incentives	7,692	10,191
Other current liabilities	20,649	21,916
Current reserves for dispositions and discontinued operations	12,405	12,135

Total current liabilities	168,890	147,286

DEFERRED INCOME TAXES	68,049	121,814

LONG-TERM DEBT	614,786	614,935

NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	138,152	140,177

OTHER NON-CURRENT LIABILITIES	104,078	103,362

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Shares, 60,000,000 shares authorized, 49,494,518 and 49,018,316 shares issued and outstanding	374,995	364,810
Retained earnings	403,796	355,956
Accumulated other comprehensive income (loss)	(11,324)	(9,660)

	767,467	711,106

	$1,861,422	$1,838,680

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$75,535	$8,236
Non-cash items included in income:
Depreciation, depletion and amortization	37,002	41,570
Non-cash cost of land sales	7,928	2,963
Deferred income tax benefit	(53,823)	(766)
Increase in accounts receivable	(4,837)	(2,438)
Decrease in inventory	1,452	3,444
Increase (decrease) in accounts payable	5,594	(2,292)
Increase in current timber purchase agreements and other current assets	(998)	(2,447)
Increase (decrease) in accrued liabilities	17,099	(266)
Increase (decrease) in other non-current liabilities	1,018	(7,608)
(Increase) decrease in timber purchase agreements and other assets	(2,233)	860
Expenditures for dispositions and discontinued operations	(1,755)	(1,928)

CASH PROVIDED BY OPERATING ACTIVITIES	81,982	39,328

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements	(19,493)	(18,192)

CASH USED FOR INVESTING ACTIVITIES	(19,493)	(18,192)

FINANCING ACTIVITIES
Issuance of debt	50,000	43,000
Repayment of debt	(50,773)	(68,772)
Dividends paid	(27,651)	(9,998)
Issuance of common shares	7,468	120

CASH USED FOR FINANCING ACTIVITIES	(20,956)	(35,650)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(32)	—

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	41,501	(14,514)
Balance, beginning of year	21,397	18,924

Balance, end of period	$62,898	$4,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period:
Interest	$1,092	$1,670

Income taxes	$(612)	$10

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (Rayonier or the Company), reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating, and therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2003 Annual Report on Form 10-K.

Reclassifications

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2.	INCENTIVE STOCK PLANS

The Company accounts for stock based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock Plan and Management Bonus Plan (the 2004 Plan). The 2004 Plan provides for 2.5 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations.

Pursuant to the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the following table provides a reconciliation for the three months ended March 31, 2004 and 2003 that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, Accounting for Stock Based Compensation, net of related income tax effects, and shows the reported and pro forma earnings per share amounts. Prior year basic and diluted shares have been restated to reflect the June 12, 2003 three-for-two stock split; however, the common shares issued for the December 19, 2003 earnings and profits stock dividend (see Note 3) have not been considered in the 2003 earnings per share amounts.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income, as reported	$75,535	$8,236
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	1,298	1,136
Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,711)	(1,315)

Pro forma net income	$75,122	$8,057

Earnings per share:
Basic, as reported	$1.53	$0.20
Basic, pro forma	$1.52	$0.19

Diluted, as reported	$1.49	$0.20
Diluted, pro forma	$1.48	$0.19

3.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share (share and earnings per share amounts are actual and prior year share amounts have been restated for the June 12, 2003 three-for-two stock split):

	Three Months Ended March 31,
	2004	2003
Net income	$75,535	$8,236

Shares used for determining basic earnings per common share	49,340,565	41,667,969
Dilutive effect of:
Stock options	1,008,727	187,950
Contingent performance shares	427,144	344,250

Shares used for determining diluted earnings per common share	50,776,436	42,200,169

Basic earnings per common share	$1.53	$0.20

Diluted earnings per common share	$1.49	$0.20

On December 19, 2003, the Company paid a special dividend consisting of 6,351,975 shares of common stock and $61 million in cash in conjunction with the Company’s conversion to a REIT. The following reflects the pro forma results giving effect to the common stock dividend for diluted earnings per share for the three months ended March 31, 2003:

Three Months Ended March 31, 2003
Net income	$8,236

Diluted earnings per share
As reported	$0.20
Pro forma	$0.17

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

4.	REAL ESTATE INVESTMENT TRUST (REIT)—LEGAL AND TAX CONVERSION

The Company converted to a Real Estate Investment Trust (REIT) effective January 1, 2004. The Company’s U.S. timber harvest operations qualify for REIT tax treatment and are not required to pay federal income taxes contingent upon the Company meeting applicable distribution, income, asset and shareholder criteria. The REIT-qualifying operations are conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). Other non-REIT qualifying and foreign operations, which will continue to pay corporate-level tax on earnings, have been transferred to Rayonier TRS Holdings Inc., a wholly-owned subsidiary of Rayonier Inc. Rayonier TRS Holdings Inc. and its subsidiaries are sometimes referred to collectively as the “taxable REIT subsidiaries.” These operations include the Company’s Performance Fibers, New Zealand timber, and Wood Products businesses, as well as the Company’s Higher and Better Use (HBU) land sales activities. REIT conversion costs totaled $7 million in 2003 and $5 million in the first quarter of 2004.

In order to comply with IRS regulations applicable to REITs, the Company was required to dividend to common shareholders its pre-REIT undistributed accumulated taxable earnings and profits. In December 2003, the Company remitted a special dividend, consisting of 6.4 million common shares valued at $253 million and cash of $61 million to satisfy this requirement.

5.	TIMBERLAND SALE AND NOTE MONETIZATION

In February 2004, the Company sold approximately 15,000 acres of timberland for approximately $25 million. As payment for this property, the Company received a 15-year installment note from the buyer, with a fixed interest rate of 5.17 percent. In addition, the buyer delivered an irrevocable letter of credit from a major banking institution that secures all payments of principal and interest under the installment note. The Company met the required criteria for revenue recognition under SFAS No. 66, Accounting for Sales of Real Estate, and recorded sales of $25 million and operating income of $18.6 million in the first quarter of 2004.

In March 2004, Rayonier monetized the installment note by contributing the note and the letter of credit to a bankruptcy-remote limited liability subsidiary that meets the requirements of a qualified special purpose entity (QSPE) as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As such, the QSPE is not consolidated in the Company’s financial statements. Using the installment note and the letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes with a fixed interest rate of 5 percent and remitted cash of $22.5 million to the Company. At closing, the Company had an equity interest of $2.5 million in the QSPE and will receive cash flow from the QSPE in amounts equal to the excess of interest received on the installment note over the interest paid on the Senior Secured Notes. At March 31, 2004, the Company computed the fair market value of its interest in the QSPE to be $2.8 million and recognized a gain of $0.3 million in the first quarter of 2004. In addition, the Company calculated and recorded a guarantee liability of $43 thousand per FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, to reflect its obligation of up to $2.5 million under a make-whole agreement pursuant to which it guaranteed certain obligations of the QSPE. This guarantee obligation is also collateralized by the letter of credit. Upon maturity of the Senior Secured Notes in 2019 and termination of the QSPE, Rayonier will receive the remaining $2.5 million balance of cash.

6.	INCOME TAXES

As a REIT, if certain requirements are met, only the taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property within the REIT during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland that will be sold within the next ten years and retained a deferred tax liability for the expected income tax on such built-in gains. The Company also retained the estimated deferred tax liability related to open tax audit issues. All deferred tax liabilities and assets related to taxable REIT subsidiaries have also been retained. The remaining deferred tax liability of $78 million resulting from U.S. timberland temporary differences was reversed in the first quarter of 2004 and recorded as an income tax benefit.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In addition, prior to March 31, 2004 the Company had not provided taxes on approximately $123 million of undistributed foreign earnings as the Company had intended to permanently reinvest such earnings overseas. Following the conversion to a REIT, the Company’s strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, the Company now expects only $20 million of undistributed foreign earnings to remain permanently invested overseas. As a result, in the first of quarter 2004 the Company recognized $28.2 million of tax expense on the $103 million of undistributed earnings at March 31, 2004 that it expects will ultimately be repatriated.

7.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the three months ended March 31, 2004 and the year ended December 31, 2003 is shown below (shares and per share amounts not in thousands). Prior year share amounts have been restated to reflect the three-for-two stock split that occurred on June 12, 2003, but not for the December 19, 2003 earnings and profit dividend of 6,351,975 shares.

	Common Shares		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2003	41,575,794	$76,613	$(30,938)	$664,037	$709,712
Net income	—	—	—	49,972	49,972
Dividends ($1.05 per share)	—	—	—	(44,248)	(44,248)
Special dividend—common stock	6,351,975	252,650	—	(252,650)	—
Special dividend—cash	—	—	—	(61,155)	(61,155)
Issuance of shares under incentive stock plans	1,090,547	30,951	—	—	30,951
Cash in lieu of fractional shares	—	(173)	—	—	(173)
Unrealized gain on hedged transactions	—	—	44	—	44
Minimum pension liability adjustments	—	—	(925)	—	(925)
Tax benefit on exercise of stock options	—	4,769	—	—	4,769
Foreign currency translation adjustment	—	—	22,159	—	22,159

Balance, December 31, 2003	49,018,316	364,810	(9,660)	355,956	711,106

Net income	—	—	—	75,535	75,535
Dividends ($0.56 per share)	—	—	—	(27,695)	(27,695)
Issuance of shares under incentive stock plans	476,202	9,086	—	—	9,086
Unrealized loss on hedged transactions	—	—	(454)	—	(454)
Minimum pension liability adjustments	—	—	(2,497)	—	(2,497)
Tax benefit on exercise of stock options	—	1,099	—	—	1,099
Foreign currency translation adjustment	—	—	1,287	—	1,287

Balance, March 31, 2004	49,494,518	$374,995	$(11,324)	$403,796	$767,467

8.	SEGMENT INFORMATION

Rayonier operates in three reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber and Land, Performance Fibers and Wood Products. The Company’s remaining operations are combined and reported in a category called “Other Operations” as permitted by SFAS No. 131.

In the first quarter of 2004, the Company began recording gains and losses from the maturity of New Zealand dollar forward currency contracts, taken out as a hedge against New Zealand dollar expenditures in its medium density fiberboard operations, within the Wood Products segment as this better reflects the results of that segment. Prior to 2004, such gains and losses were recorded in Corporate and Other. The gains from matured contracts for the three months ended March 31, 2004 and 2003 were $0.8 million and $0.7 million, respectively. All prior periods have been restated to reflect the reclassification between segments. The Company’s Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows have not changed.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and dispositions were as follows:

	March 31, 2004	December 31, 2003
ASSETS
Timber and Land	$1,108,571	$1,062,665
Performance Fibers	511,625	517,900
Wood Products	127,439	129,393
Other Operations	37,706	40,696
Corporate	70,795	82,662
Dispositions	5,286	5,364

Total	$1,861,422	$1,838,680

	Three Months Ended March 31,
	2004	2003
SALES
Timber and Land	$84,870	$61,223
Performance Fibers	132,926	128,490
Wood Products	37,541	29,980
Other Operations	38,886	46,578
Intersegment Eliminations	(511)	(333)

TOTAL	$293,712	$265,938

OPERATING INCOME (LOSS)
Timber and Land	$46,641	$25,792
Performance Fibers	6,090	(1,241)
Wood Products	686	(2,546)
Other Operations	2,213	(4)
Corporate and other	(13,148)	(2,755)

TOTAL	$42,482	$19,246

DEPRECIATION, DEPLETION AND AMORTIZATION
Timber and Land	$15,151	$19,842
Performance Fibers	18,213	18,600
Wood Products	3,440	2,934
Other Operations	127	87
Corporate and other	71	107

TOTAL	$37,002	$41,570

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

9.	FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

In the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2004 and 2003, gains of approximately $0.8 million and $0.7 million, respectively, were recorded on foreign currency contracts that matured, plus the time value changes for outstanding contracts. The Company also had mark-to-market unrealized after-tax gains of approximately $0.3 million and $0.8 million recorded in “Accumulated Other Comprehensive Income (Loss)” (AOCI) in the Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003, respectively. When the forecasted transactions mature, the amounts in AOCI will be reclassified to the Consolidated Statements of Income and Comprehensive Income. The Company expects to reclassify the March 31, 2004 AOCI amount into earnings over the next eight months.

At March 31, 2004, the Company held $7.7 million of New Zealand dollar foreign currency contracts maturing through November 2004. The largest amount of foreign currency forward contracts outstanding during the first three months of 2004 was $10 million.

Interest Rate Swap Agreements

In April 2003, RFR entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three months ended March 31, 2004, this swap agreement reduced the Company’s interest expense by $0.2 million. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in an asset of approximately $0.9 million and a corresponding increase in debt at March 31, 2004.

An interest rate swap that converted $50 million of 6.15 percent fixed rate medium term notes payable to floating rates matured in February 2004 simultaneous with the corresponding debt maturity. During the first two months of 2004, the swap resulted in a decrease in the Company’s interest expense of $0.1 million.

Commodity Swap Agreements

The Company periodically enters into commodity forward contracts to fix some of its fuel oil costs at its Performance Fibers mills. The Company’s fuel oil contracts do not qualify for hedge accounting under SFAS No. 133 and instead are required to be marked-to-market. During the three months ended March 31, 2004, the Company’s realized loss on fuel oil forward contracts that matured was insignificant. The market valuation of all outstanding fuel oil forward contracts on March 31, 2004 resulted in a decrease to “Other Operating Expense” of $0.1 million.

Below is a summary of outstanding fuel oil forward contracts as of March 31, 2004:

Volume (barrels)	Average price per barrel	Maturity
50,000	$22.65	April 30, 2004
50,000	$22.65	May 31, 2004
50,000	$22.65	June 30, 2004

The Company’s fuel oil forward contracts at March 31, 2004 represent approximately 70 percent of its estimated fuel oil consumption for the second quarter of 2004.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

10.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of March 31, 2004, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$76,596	$61,410
Guarantees (2)	10,149	43
Surety bonds (3)	14,864	508

Total	$101,609	$61,961

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit expire at various dates during 2004 and 2005 and are typically rolled over as required.

(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations, estimated at $1.9 million per year over the next four years. The buyer of the property is the primary obligor and has posted a performance bond with the New Zealand government. If the buyer fails to pay the obligations, the New Zealand government will demand payment from the buyer’s bankers pursuant to the bond. The Company would have to perform under the guarantee and seek legal redress from the buyer if the bankers defaulted on the bond. The 2003 obligation was paid by the buyer. However, in late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership. The Company expects the buyer’s bond to be sufficient to cover the license obligations. This guarantee expires in 2007.

In conjunction with the first quarter 2004 timberland sale and note monetization (Note 5), the Company issued a guarantee for $2.5 million to reflect its obligation to perform under a make-whole agreement. The fair market value of the guarantee was $43 thousand and has been recorded in the Condensed Consolidated Statement of Income for the first quarter of 2004.

(3)	The Company has issued surety bonds primarily to secure timber in the State of Washington as well as providing collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2004 and 2005 and are renewed as required.

11.	CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the Company’s 2003 Annual Report filed on Form 10-K.

Legal Proceedings

The Company is involved in various legal actions, including environmental matters that are discussed more fully in Note 12—Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company’s consolidated financial position or results of operations.

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS), arising from an issue in dispute regarding the Company’s 1996 and 1997 federal tax returns, which could have resulted in an additional tax liability of $28.3 million. The Company had been discussing this issue with the IRS since 1999, and in the first quarter of 2003 it accepted a proposal from the IRS in order to expedite the resolution of the matter. Under the IRS initiative the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold, to reflect the maximum 90 percent disallowance set forth in the initiative. In 2003, the Company deposited $6.4 million with the IRS, representing $3.7 million in tax and $2.7 million in interest, in anticipation of audit settlements pertaining to this issue. Final resolution of this matter is likely to occur in the next 12 to 24 months.

In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western Division of Washington to recover approximately $3.2 million in costs allegedly incurred by the Environmental Protection Agency (EPA) in 1997 to conduct an Expanded Site Investigation at the Company’s Port Angeles discontinued mill site and related properties. Rayonier challenged the EPA’s authority to recover this type of cost, as well as the validity of the amount spent. Trial in this matter commenced February 2, 2004 and concluded on February 24. On February 25, the court held that the United States was entitled only to approximately $0.7 million of the approximately $3.2 million claimed and denied a request by the United States for an order permitting it to recover future costs relating to the Port Angeles site and related properties. The United States has filed a notice of appeal of the court’s decision. The Company believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations and that its reserves at March 31, 2004 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

Between 1985 and 1995, Southern Wood Piedmont (SWP), a subsidiary of the Company, sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the EPA and the Louisiana Department of Environmental Quality (LDEQ) in June 1990, in United States District Court for the Western District of Louisiana against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites that are still owned and retained by the processor. Currently there are no claims pending against the Company or SWP by the EPA or the LDEQ. However, both have indicated that they believe SWP may be liable for some portion of the costs of clean-up and disposal of the recycled material sent to the processing site by SWP. If no settlement is reached in this matter, trial is scheduled to begin in September 2004. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at March 31, 2004 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute.

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

The EPA finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s Performance Fibers mills and two other dissolving pulp mills. In late 2003, EPA informed the Company that it was delegating its Cluster Rule rulemaking authority for the mills of the Company and the other two dissolving pulp mills to the environmental agencies of the respective states. The Company will continue to work with the EPA and the applicable environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, future capital costs associated with existing environmental rules will be delayed and will continue not to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may prevent timber harvesting, road building and other activities on the Company’s timberlands. Over the past several years, the harvest of timber from the Company’s timberlands in the State of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report. The Washington Forest Practices Board has adopted rules

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

implementing the Forests and Fish Report that further restrict timber harvesting within buffers along streams with fish habitat. All of these restrictions have caused Rayonier to restructure and reschedule some harvest plans and have reduced the total acreage and volume of timber available for harvest. Rayonier has made changes to its long-term harvest plan to compensate for these restrictions and to date, they have not had a material impact on Rayonier’s annual harvest volumes.

12.	RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

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

During the first quarter 2004, expenditures of $1.8 million for monitoring and remediation activities were charged to the reserves. An analysis of activity in the reserves for dispositions and discontinued operations for the three months ended March 31, 2004 and the year ended December 31, 2003, is as follows:

	March 31, 2004	December 31, 2003
Balance, January 1	$152,312	$162,197
Expenditures charged to reserves	(1,755)	(9,885)

Balance, end of period	150,557	152,312
Less: Current portion	(12,405)	(12,135)

Non-current portion	$138,152	$140,177

Rayonier has identified three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as individually material and separate disclosure was presented in the Company’s 2003 Annual Report on Form 10-K. There have not been any significant changes in these sites’ reserve requirements for the three months ended March 31, 2004, and therefore separate disclosure is not presented herein. For an analysis of the reserve activity for the two years ended December 31, 2003 and a brief description of these individually material sites, see the Company’s 2003 Annual Report on Form 10-K, Note 14 to Consolidated Financial Statements.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites. As of March 31, 2004, this amount is estimated at $8 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in laws, regulations and administrative interpretations and in environmental remediation technology. Excluded from this estimate are two sites for which the Company is not able to determine reasonably possible additional losses. Evaluation of these sites is in preliminary stages.

Rayonier currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2004 and 2005 will be approximately $12 million annually. Such costs will be charged against Rayonier’s reserves for dispositions and discontinued operations, which include environmental monitoring and remediation costs. The Company believes established reserves are sufficient for costs expected to be incurred over the next 25 to 30 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control. The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors, including, but not limited to, significant changes in discharge volumes, necessity for enhanced or different remediation, changes in environmental remediation technology, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, a site’s potential for Brownfields (environmentally impacted site considered for re-development), or other similar projects, could accelerate expenditures as well as impact the amount and/or type of remediation required, as could new laws, regulations and administrative interpretations. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

As of March 31, 2004 and December 31, 2003 Rayonier had $8 million of receivables, net of reserves, from insurance claims included in “Other Assets.” Such receivables represent the Company’s claim for reimbursements in connection with property damage settlements relating to SWP’s discontinued wood preserving operations and the ERD.

13.	EMPLOYEE BENEFIT PLANS

In conjunction with the FASB revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, issued in December 2003, the following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003:

	Pension		Postretirement
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$1,753	$1,660	$173	$161
Interest cost	2,955	2,801	482	483
Expected return on plan assets	(2,976)	(3,178)	—	—
Amortization of prior service cost	360	401	77	72
Amortization of losses	791	337	189	153
Amortization of transition asset	(1)	(50)	—	—

Net periodic benefit cost	$2,882	$1,971	$921	$869

The Company did not make any pension plan contributions during the first quarter of 2004. Required contributions of $0.4 million will be made by September 2004.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Foreign currency translation adjustments	$23,446	$22,159
Unrealized gains on hedged transactions	294	748
Minimum pension liability adjustments*	(35,064)	(32,567)

Total	$(11,324)	$(9,660)

*	In the first quarter of 2004, the Company reduced the tax benefit relating to additional minimum pension liabilities by $2.5 million due to its conversion to a REIT on January 1, 2004.

15.	FUNCTIONAL CURRENCY

On August 1, 2003, the Company changed the functional currency of its New Zealand-based timber and log trading operations from the U.S dollar to the New Zealand dollar. In accordance with SFAS No. 52, Foreign Currency Translation, non-monetary assets such as inventories, timberlands, and property, plant and equipment were remeasured from historical exchange rates to the current exchange rate in effect as of August 1, 2003. This remeasurement resulted in a foreign currency translation gain recorded in AOCI. At March 31, 2004 and December 31, 2003, the cumulative foreign currency translation gains recorded in AOCI were $23.4 million and $22.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Use of Estimates

The preparation of Rayonier’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K.

Segment Information

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

Operating income (loss) as stated in the following table and as presented in the Condensed Consolidated Statements of Income and Comprehensive Income is equal to segment income (loss). The income (loss) items below “Operating income” in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest, miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

Results of Operations, First Quarter 2004 versus First Quarter 2003.

Financial Information (in millions)	Three Months Ended March 31,
	2004	2003
Sales
Timber and Land
Timber	$51.6	$43.6
Land	33.3	17.6

Total Timber and Land	84.9	61.2

Performance Fibers
Cellulose Specialties	93.1	87.1
Absorbent Materials	39.8	41.4

Total Performance Fibers	132.9	128.5

Wood Products
Lumber	27.6	20.4
MDF	9.9	9.6

Total Wood Products	37.5	30.0

Other operations	38.9	46.5
Intersegment Eliminations	(0.5)	(0.3)

Total Sales	$293.7	$265.9

Operating Income (Loss)
Timber and Land
Timber	$22.9	$16.7
Land	23.7	9.1

Total Timber and Land	46.6	25.8

Performance Fibers	6.1	(1.2)

Wood Products
Lumber	1.6	(2.6)
MDF	(0.9)	—

Total Wood Products	0.7	(2.6)

Other operations	2.2	—

Corporate and other expenses / eliminations	(13.1)	(2.8)

Total Operating Income	42.5	19.2
Interest Expense	(11.1)	(12.4)
Interest/Other Income	0.7	1.1
Income tax benefit	43.4	0.3

Net Income	$75.5	$8.2

Timber and Land

In the Northwest U.S., timber prices improved due to increased demand from lumber mills and lower imports of timber from Canada as Canadian relative prices increased due to a decline in the U.S./Canadian exchange rate. Volume sold in the first quarter of 2004 included volume deferred from the fourth quarter of 2003 as a result of sales contract revisions the Company made in 2003 in preparation for its conversion to a REIT on January 1, 2004. In the Southeast U.S., pine timber prices increased as a result of improved lumber pricing. In New Zealand, volumes and prices were relatively unchanged from first quarter 2003.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Other	Foreign Exchange	2004
Timber	$43.6	$3.4	$5.5	$(1.5)	$0.6	$51.6
Land	17.6	18.0	(2.3)	—	—	33.3

Total Sales	$61.2	$21.4	$3.2	$(1.5)	$0.6	$84.9

Operating income increased $20.8 million, with improvements in both the Timber and Land product lines.

Operating Income (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Costs	Foreign Exchange	2004
Timber	$16.7	$3.4	$1.6	$(0.8)	$2.0	$22.9
Land	9.1	18.0	(1.2)	(2.2)	—	23.7

Total Operating Income	$25.8	$21.4	$0.4	$(3.0)	$2.0	$46.6

The nature of land sales is such that year over year fluctuations may be material due to the uncertain timing of real estate transactions.

Performance Fibers

Cellulose Specialties sales prices increased an average of $44 per ton due to price increases implemented effective January 2004. The price increases are partly a result of reduced market supply caused by the closure of a competitor’s mill during 2003. Price increases accounted for approximately 75 percent of the increased revenue with the remainder being due to a volume increase of approximately 1,800 metric tons. The increased tonnage is also due to additional acetate volume obtained as a result of the competitor’s mill closing.

Absorbent Materials sales volume was approximately 10,000 metric tons below first quarter 2003 which included inventory liquidations of paper pulp produced in 2002. In the latter part of 2002, the Company produced paper pulp to offset relatively weak absorbent materials markets.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Other	2004
Cellulose Specialties	$87.1	$4.4	$1.6	$—	$93.1
Absorbent Materials	41.4	3.6	(5.1)	(0.1)	39.8

Total Sales	$128.5	$8.0	$(3.5)	$(0.1)	$132.9

Operating income improved $7.3 million. Although costs have decreased from fourth quarter 2003, they are above first quarter 2003, primarily due to higher wood and other costs, and a richer product mix.

Operating Income (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Other	Costs	2004
Total Operating Income	$(1.2)	$8.0	$0.7	$1.5	$(2.9)	$6.1

Wood Products

Lumber sales volume was 18 percent above prior year as a result of significantly improved market conditions and reduced import competition due to the weaker U.S. dollar. Lumber sales prices were 15 percent above prior year. New Zealand MDF sales volume declined 5 percent in 2004 due to very strong fourth quarter 2003 sales designed to capitalize on favorable market conditions; nevertheless, prices increased 9 percent over the prior period due to continued improving markets in the U.S., Japan and China.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	Foreign Exchange	2004
Lumber	$20.4	$3.7	$3.5	$—	$27.6
MDF	9.6	0.6	(0.5)	0.2	9.9

Total Sales	$30.0	$4.3	$3.0	$0.2	$37.5

Operating income was above prior year due to the improved markets for lumber. MDF operating income was below prior year primarily due to the negative impact of the strengthening New Zealand dollar on translated costs.

Operating Income (in millions)		Changes Attributable to:
	2003	Price	Mix/Other	Costs	Foreign Exchange	2004
Lumber	$(2.6)	$3.7	$(0.1)	$0.6	$—	$1.6
MDF	—	0.6	0.2	0.1	(1.8)	(0.9)

Total Operating Income	$(2.6)	$4.3	$0.1	$0.7	$(1.8)	$0.7

Other Operations

Sales for the first quarter were $38.9 million, $7.6 million below first quarter 2003 due to weaker trading activity. Operating income of $2.2 million was $2.2 million above prior year benefiting from stronger wood products trading margins due to favorable market conditions and the reclassification of coal royalty revenue to this product line.

Corporate and Other Expenses / Eliminations

Corporate and other expenses of $13.1 million increased by $10.3 million from the first quarter of 2003 primarily due to REIT conversion costs of $4.8 million along with higher legal, incentive compensation and employee medical costs.

Other Income / Expense

Interest expense of $11.1 million in the first quarter of 2004 was $1.3 million below the comparable prior year period due to lower debt and a lower average rate. Interest and miscellaneous income of $0.7 million in the first quarter of 2004 approximated the prior year amount.

Provision for Income Taxes

The provision for first quarter 2004 income taxes was a $43.4 million benefit compared to a benefit of $0.3 million in first quarter 2003. The first quarter 2004 benefit includes two significant discrete adjustments resulting from the REIT conversion and a related change in business strategy (described below) which net to a $49.7 million benefit. The prior year provision included a $2.3 million benefit related to a favorable IRS audit interim partial settlement.

The income tax provision for the first quarter of 2004, excluding the two adjustments noted above, was $6.3 million resulting in an effective tax rate of 19.4 percent, which the Company believes will be representative of the effective tax rate for the year. This rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with becoming a REIT, under which the Company’s U.S. timberland operations will not be required to pay federal income taxes if applicable distribution, income, asset and shareholder tests are met. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($5.1 million) and corporate overhead expenses associated with REIT activities ($4.3 million). The net tax benefit from REIT activities in the first quarter was $5.1 million.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three months ended March 31 (millions of dollars):

	Three months ended March 31,
	2004	%	2003	%
Income tax provision at the U.S. statutory rate	$11.2	35.0	$2.8	35.0
State and local income taxes, net of federal benefit	0.4	1.4	0.1	0.7
REIT income not subject to federal tax	(5.1)	(15.8)	—	—
Foreign operations, primarily rate differentials	(0.3)	(0.9)	(0.5)	(6.2)
Tax benefit on U.S. export sales	(0.5)	(1.7)	(0.1)	(1.2)
Permanent differences	0.1	0.3	(0.2)	(2.7)
Tax credits and other, net	0.5	1.1	(0.1)	(0.4)

Income tax provision before discrete items	6.3	19.4	2.0	25.2
Reversal of deferred tax liability-REIT conversion (1)	(77.9)	(242.3)	—	—
Tax on prior undistributed foreign earnings (2)	28.2	87.8	—	—
Tax benefit from favorable audit interim partial settlement	—	—	(2.3)	(29.4)

Income tax provision as reported	$(43.4)	(135.1)	$(0.3)	(4.2)

(1) As a REIT, if certain requirements are met, only taxable REIT subsidiaries are subject to corporate income taxes. The Company, however, is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property (e.g. timberlands) within the REIT during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland that will be sold within the next ten years and retained a deferred tax liability for the expected income tax on such built in gains. The Company also retained the estimated deferred tax liability related to open tax audit issues. All deferred tax liabilities and assets related to taxable REIT subsidiaries have also been retained. The remaining deferred tax liability of $77.9 million resulting from U.S. timberland temporary differences was reversed in first quarter 2004 and recorded as an income tax benefit. An estimate of taxable dispositions within the ten-year post REIT conversion period will be updated periodically and may fluctuate significantly based on market conditions and other factors related to meeting REIT qualifying tests. The built-in gains tax can be eliminated if sales proceeds are reinvested in similar property within required time periods (like-kind exchanges). The Company expects to actively pursue like-kind exchange opportunities but it is not possible to predict the outcome of such efforts at this time.

(2) Prior to March 31, 2004 the Company had not provided taxes on approximately $123 million of undistributed foreign earnings as the Company had intended to permanently reinvest such earnings overseas. Following the conversion to a REIT, the Company’s strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, the Company now expects only $20 million of undistributed foreign earnings to remain permanently invested overseas. As a result, in the first quarter of 2004 the Company recognized $28.2 million of tax expense on the $103 million of undistributed earnings at March 31, 2004 that it expects will ultimately be repatriated.

Other Items

Also in conjunction with its REIT conversion, the Company modified its Northwest “lump-sum” timber contract sales practice and terms of sale to conform to “pay-as-cut” contracts. The modification of these contracts allows sales of timber to qualify for favorable REIT tax treatment. As a result, approximately 23 million board feet of Northwest timber volume made available in the fourth quarter of 2003 as pay-as-cut contracts, was substantially harvested during the first quarter of 2004. As anticipated, this change resulted in a fourth quarter 2003 decrease in earnings of approximately $2.7 million.

The Company expects second quarter 2004 earnings to be above first quarter (excluding the two discrete tax items) mainly due to higher land sales, lower REIT conversion costs and somewhat stronger performance fibers volumes and prices. Timber volume will most likely be lower as the deferred 2003 Northwest volume diminishes.

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities of $82 million for the first quarter of 2004, was $43 million above the prior year period, primarily due to higher operating income and lower working capital requirements. Cash provided by operating activities financed capital expenditures of $20 million, dividends of $28 million and contributed to a $42 million increase in cash compared to December 31, 2003. Cash flow used for financing activities for the first quarter decreased to $21 million compared to $36 million during the prior year period. The reduction was primarily due to a $25 million net decrease in debt repayments from 2003 and a $7 million increase in proceeds from the exercise of stock options in the first quarter of 2004 offset by an $18 million increase in cash dividends paid over the prior year level. The Company had $59 million of cash investments as of March 31, 2004, consisting of marketable securities with maturities at date of acquisition of 90 days or less; there were no cash investments at March 31, 2003.

At March 31, 2004 debt was $618 million, essentially the same as at December 31, 2003. In February 2004, the Company refinanced $50 million of 6.15 percent medium-term notes by utilizing its unsecured credit facility. The debt-to-capital ratio at March 31, 2004 improved to 44.6 percent from 46.5 percent at December 31, 2003, primarily due to the net positive impact of the two discrete tax items on shareholders’ equity.

The Company did not make any contributions to its pension plans during the first quarter of 2004 compared to $10 million made in the first quarter of 2003. No material pension contributions are required for the remainder of 2004. While no assurances can be given, dividend levels for the remaining three quarters of 2004 are expected to remain at the first quarter 2004 level of $0.56 cents per share. The Company continues to anticipate a $2 million increase in environmental spending to $12 million in 2004 compared to 2003. Capital expenditures for 2004, excluding any acquisition opportunities, are expected to be approximately $90 million.

Liquidity Performance Indicators

The discussion below is presented to enhance the reader’s understanding of Rayonier’s ability to generate cash, its liquidity and its ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings from Continuing Operations before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDA), and Adjusted Cash Available for Distribution. These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Adjusted Cash Available for Distribution is not intended to conflict with or change any of the GAAP disclosures. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing the financial condition and cash generating ability of the Company. EBITDA is defined by the Securities and Exchange Commission; however, Adjusted Cash Available for Distribution as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. EBITDA of $80 million was $18 million above the prior year first quarter primarily due to higher operating income.

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three months ended March 31,
	2004	2003
Cash Provided by Operating Activities	$82.0	$39.3
Non-cash cost basis of land sold	(7.9)	(3.0)
Income tax benefit	(43.4)	(0.3)
Interest expense	11.1	12.4
Working capital increase (decrease)	(18.6)	6.2
Other balance sheet changes	57.1	7.2

EBITDA	$80.3	$61.8

Another non-cash expense critical to the economics of our Timber and Land core business is the non-cash cost basis of land sold. EBITDA plus the non-cash cost basis of land sold for the three months ended March 31, 2004 and 2003, totaled $88 million and $65 million, respectively.

Adjusted Cash Available for Distribution is a non-GAAP measure of cash generated during a period that is available for dividend distribution, discretionary capital expenditures, repurchasing the Company’s common shares and/or reducing debt within the period. The Company defines Cash Available for Distribution as Cash Provided by Operating Activities less Custodial Capital Spending, and the tax benefit on the exercise of stock options. In compliance with recent Securities and Exchange Commission requirements for non-GAAP measures, the Company reduces Cash Available for Distribution by mandatory debt repayments resulting in the Company’s measure entitled “Adjusted Cash Available for Distribution.”

Rayonier defines Custodial Capital Spending, a non-GAAP measure, as capital expenditures, net of proceeds from retirements, required to maintain its current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition as well as in compliance with regulatory requirements. The measure is important to properly evaluate cash requirements, to forecast potential uses of cash and for use in valuation models. The Company has a system in place to classify capital spending projects as either custodial or discretionary prior to approval and to track expenditures accordingly; however, the determination of discretionary versus custodial spending requires some level of management judgment and such limitation should be considered when using this measure. During the first quarter of 2004, net capital expenditures of $19.5 million included $18.3 million of Custodial Capital Spending, of which $0.1 million was for environmental requirements.

Below is a reconciliation of capital expenditures, net of proceeds from sales and retirements, to Custodial Capital Spending for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Capital Expenditures, net of sales and retirements	$19.5	$18.2
Less: Discretionary capital expenditures	(1.2)	(2.2)

Custodial Capital Spending	$18.3	$16.0

Adjusted Cash Available for Distribution for the three months ended March 31, 2004, was $11.8 million, $10.7 million unfavorable to the prior year period. The decrease primarily resulted from an increase in mandatory debt repayments ($50 million) and higher custodial capital spending ($2.3 million), mostly offset by higher cash provided by operating activities of $42.7 million. The Adjusted Cash Available for Distribution generated in the current period is not necessarily indicative of amounts that may be generated in future periods.

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted Cash Available for Distribution for the three months ended March 31:

	Three months ended March 31,
	2004	2003
Cash provided by Operating Activities	$82.0	$39.3
Custodial capital spending	(18.3)	(16.0)
Tax benefit on exercise of stock options	(1.1)	—

Cash Available for Distribution	62.6	23.3
Mandatory debt repayments*	(50.8)	(0.8)

Adjusted Cash Available for Distribution	$11.8	$22.5

*The mandatory repayments in 2004 include $50 million of debt that matured during the period and was refinanced through the Company’s previously undrawn bank facility. No discretionary debt repayments were made in the first quarter of 2004, while $25 million were made in the first quarter of 2003.

Liquidity Facilities

During the first quarter of 2004, the Company borrowed $50 million from its $250 million unsecured revolving credit facility to refinance 6.15 percent medium term notes that matured in February 2004. There were no facility borrowings outstanding prior to that time.

In connection with the $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of timberland and real estate sold. In addition, there are covenant requirements in effect for Rayonier Forest Resources, L.P. (RFR) on the ratio of cash flow available for fixed charges to fixed charges.

Covenant Funds from Operations (Covenant FFO), another facility covenant, is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of timberland sold. This dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant FFO plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters.

The covenants listed below are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect for Rayonier as of March 31, 2004 were as follows:

	Covenant Requirement	Actual ratio at March 31, 2004	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	6.14 to 1	3.64
Total debt to Covenant EBITDA should not exceed	4.00 to 1	2.12 to 1	1.88
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	3.55 to 1	1.05
Dividends paid should not exceed 90 percent of Covenant FFO	90%	42%	48%

The Company is currently in compliance with all of its financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the Company’s RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of approximately $100 million (the “excess proceeds”) in timberland-related investments and activities, or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. At March 31, 2004 the amount of excess proceeds was approximately $16 million.

Equity Resources

In 1996, the Company began a Common Share repurchase program to minimize the dilutive effect of earnings per share of its employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares actually issued to employees during the year. In October 2000, the Company’s Board of Directors authorized an additional 1.5 million shares. These shares were authorized separately from the 1.5 percent of outstanding shares anti-dilutive program, neither of which have expiration dates. Below is a summary of the share repurchases.

Three Months Ended
	March 31, 2004	March 31, 2003
Shares authorized for repurchase	2,050,925	1,939,287
Shares repurchased	—	—
Cost of repurchased shares	$—	$—
Average cost per share	$—	$—

At March 31, 2004, the Company has $247 million available under its $500 million shelf registration filed with the Securities and Exchange Commission in 2003. As authorized by the Company’s Board of Directors, an acquisition shelf registration on Form S-4 covering 7,000,000 common shares was filed on April 26, 2004.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

In February 2004, the Company sold approximately 15,000 acres of timberland for approximately $25 million. As payment for this property, the Company received a 15-year installment note from the buyer, with a fixed interest rate of 5.17 percent. In addition, the buyer delivered an irrevocable letter of credit from a major banking institution that secures all payments of principal and interest under the installment note. The Company met the required criteria for revenue recognition under SFAS No. 66, Accounting for Sales of Real Estate, and recorded sales of $25 million and operating income of $18.6 million in the first quarter of 2004.

In March 2004, Rayonier monetized the installment note by contributing the note and the letter of credit to a bankruptcy-remote limited liability subsidiary that meets the requirements of a qualified special purpose entity (QSPE) as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As such, the QSPE is not consolidated in the Company’s financial statements. Using the installment note and the letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes with a fixed interest rate of 5 percent and remitted cash of $22.5 million to the Company. At closing, the Company had an equity interest of $2.5 million in the QSPE and will receive cash flow from the QSPE in amounts equal to the excess of interest received on the installment note over the interest paid on the Senior Secured Notes. At March 31, 2004, the Company computed the fair market value of its interest in the QSPE to be $2.8 million and recognized a gain of $0.3 million in the first quarter of 2004. In addition, the Company calculated and recorded a guarantee liability of $43 thousand per FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, to reflect its obligation of up to $2.5 million under a make-whole agreement pursuant to which it guaranteed certain obligations of the QSPE. This guarantee obligation is also collateralized by the letter of credit. Upon maturity of the Senior Secured Notes in 2019 and termination of the QSPE, Rayonier will receive the remaining $2.5 million balance of cash.

No other material changes to the Company’s guarantees or financial instruments such as letters of credit and surety bonds occurred during the first three months of 2004. See Note 10, Guarantees, for outstanding letters of credit, surety bonds and total guarantees outstanding as of March 31, 2004.

Segment EBITDA

EBITDA (defined above) is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three months ended March 31, 2004 and 2003 was as follows (millions of dollars):

	Three Months Ended March 31,
	2004	2003

EBITDA *
Timber and Land	$62.0	$45.6
Performance Fibers	24.5	17.5
Wood Products	4.1	0.4
Other Operations	2.3	0.1
Corporate and other	(12.6)	(1.8)

Total	$80.3	$61.8

* Item 5(a) provides a reconciliation of Cash Provided by Operating Activities by segment to EBITDA by segment for the three-month periods presented above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including changes in foreign exchange rates, interest rates and commodity prices. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading or speculative purposes. See Note 9—Financial Instruments included in the Notes to the Condensed Consolidated Financial Statements.

Most of Rayonier’s revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk in its New Zealand operation related to foreign currency pricing and costs and periodically enters into foreign currency forward contracts to hedge the risks of foreign currency fluctuations. At March 31, 2004, the Company held foreign currency contracts maturing through November 2004 totaling $7.7 million. The fair value of outstanding foreign currency contracts at March 31, 2004 was an asset of approximately $0.5 million. Market risk resulting from a hypothetical 6-cent change in the New Zealand dollar/U.S. dollar exchange rate on the outstanding foreign currency contracts amounts to an approximate change of $0.7 million in pre-tax income/loss.

The fair market value of the Company’s long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost effectively place the debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At March 31, 2004, the Company had one interest rate swap agreement maturing in 2007 that resulted in an asset with a fair market value of $0.9 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The Company periodically enters into commodity forward contracts to fix some of its fuel oil costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil prices. The Company does not enter into commodity forwards for trading or speculative purposes. As of March 31, 2004 the Company has commodity forward agreements on approximately 70 percent of the Company’s second quarter estimated fuel oil consumption. These contracts do not qualify for hedge accounting under SFAS No. 133 and are marked to market. The market valuation on the contracts as of March 31, 2004 resulted in a gain of $0.1 million which has been recorded in “Other Operating (Income) expense”.

For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2003 Annual Report on Form 10-K.

Safe Harbor

Comments about market trends; anticipated demand, pricing levels, sales, expenses, capital spending levels (including the expected costs of compliance with environmental regulations), earnings and dividend levels; the Company’s ability to meet future capital needs; the sufficiency of reserves; the availability of tax deductions; future activities, such as land sales, timberland purchases, timber harvests and manufacturing production levels; and the expected benefits from the Company’s REIT conversion, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for cellulose specialties, absorbent materials, timber, wood products or real estate; adverse weather conditions; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions; the Company’s ability to satisfy complex rules in order to qualify as a REIT; and implementation or revision of governmental policies and regulations affecting the environment, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see the Company’s 2003 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

On April 23, 2004 the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures. Based on such evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures are well designed and effective in seeing that material information regarding the Company’s financial statement and disclosure obligations are promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner. The Company’s disclosure committee met with the Chief Executive Office and the Chief Financial Officer again on April 29, 2004 to finalize disclosure in this Form 10-Q.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which is hereby incorporated by reference.

Item 5(a). Selected Supplemental Financial Data

	Three Months Ended
	March 31, 2004	March 31, 2003
Timber and Land
Sales volume—Timber
Northwest U.S.,
in millions of board feet	88	77
Southeast U.S.,
in thousands of short green tons	1,249	1,194
New Zealand,
in thousands of metric tons	110	111

Timber Sales volume—
Intercompany
Southeast U.S.,
in thousands of short green tons	—	3
New Zealand,
in thousands of metric tons	30	19

Acres sold	17,050	19,708

Performance Fibers
Sales Volume
Cellulose specialties,
in thousands of metric tons	101	99
Absorbent materials,
in thousands of metric tons	68	78
Production as a percent of capacity	97.9%	97.7%

Wood Products
Lumber sales volume,
in millions of board feet	83	71
Medium-density fiberboard
sales volume,
in thousands of cubic meters	39	41

Item 5(a). Selected Supplemental Financial Data (millions of dollars)

	Three Months Ended
	March 31, 2004	March 31, 2003
Geographical Data (Non-U.S.)
Sales
New Zealand	$19.8	$18.5
Other	6.0	4.6

Total	$25.8	$23.1

Operating income (loss)
New Zealand	$(1.0)	$1.5
Other	(0.5)	(0.4)

Total	$(1.5)	$1.1

Timber
Sales
Northwest U.S.	$24.2	$20.3
Southeast U.S.	23.5	19.4
New Zealand	3.9	3.9

Total	$51.6	$43.6

Operating income (loss)
Northwest U.S.	$13.9	$12.6
Southeast U.S.	8.3	4.2
New Zealand	0.7	(0.1)

Total	$22.9	$16.7

Item 5(a). Selected Supplemental Financial Data * (millions of dollars)

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

Three Months Ended March 31, 2004	Timber and Land	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
Cash provided by operating activities	$75.0	$15.7	$1.4	$5.6	$(15.7)	$82.0
Less: Non-cash cost basis of land sold	(7.9)	—	—	—	—	(7.9)
Income tax benefit	—	—	—	—	(43.4)	(43.4)
Add: Interest expense	—	—	—	—	11.1	11.1
Working capital increases (decreases)	(8.8)	7.6	2.8	(2.8)	(17.4)	(18.6)
Other balance sheet changes	3.7	1.2	(0.1)	(0.5)	52.8	57.1

EBITDA	$62.0	$24.5	$4.1	$2.3	$(12.6)	$80.3

Three Months Ended March 31, 2003	Timber and Land	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
Cash provided by operating activities	$49.4	$11.4	$(2.2)	$5.4	$(24.7)	$39.3
Less: Non-cash cost basis of land sold	(2.9)	—	—	(0.1)	—	(3.0)
Income tax benefit	—	—	—	—	(0.3)	(0.3)
Add: Interest expense	—	—	—	—	12.4	12.4
Working capital increases (decreases)	(0.1)	5.8	2.0	(5.0)	3.5	6.2
Other balance sheet changes	(0.8)	0.3	0.6	(0.2)	7.3	7.2

EBITDA	$45.6	$17.5	$0.4	$0.1	$(1.8)	$61.8

* Unusual, non-trade intercompany items between the segments have been eliminated.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index

(b)	Reports on Form 8-K:

1)	On January 15, 2004, the Company filed a report on Form 8-K disclosing the restructuring of its operations that allow it to operate as a real estate investment trust effective January 1, 2004.
2)	On January 29, 2004, Rayonier filed a report on Form 8-K to announce fourth quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Vice President and
Corporate Controller

April 30, 2004

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