Form 10-Q
period 2004-06-30
RAYONIER INC
filed 2004-07-30
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

COMMISSION FILE NUMBER 1-6780

RAYONIER INC.

Incorporated in the State of North Carolina

I.R.S. Employer Identification Number 13-2607329

50 North Laura Street, Jacksonville, FL 32202

(Principal Executive Office)

Telephone Number: (904) 357-9100

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

As of July 23, 2004 there were outstanding 49,644,332 Common Shares of the Registrant.

RAYONIER INC.

FORM 10-Q

JUNE 30, 2004

i

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
SALES	$336,901	$295,867	$630,613	$561,805

Costs and Expenses

Cost of sales	251,912	231,350	486,374	469,603

Selling and general expenses	14,739	12,968	32,840	23,011

Other operating (income) expense, net	(107)	(2,400)	(1,440)	(4,004)

	266,544	241,918	517,774	488,610

OPERATING INCOME	70,357	53,949	112,839	73,195

Interest expense	(12,016)	(12,412)	(23,142)	(24,798)

Interest and miscellaneous income (expense), net	294	443	1,067	1,491

INCOME BEFORE TAXES	58,635	41,980	90,764	49,888

Income tax (expense) benefit, net (Note 5)	(14,922)	(10,308)	28,484	(9,980)

NET INCOME	43,713	31,672	119,248	39,908

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gain (loss) on hedged transactions, net of income tax expense (benefit) of $(206), $14, $(462) and $(10)	(367)	27	(821)	(18)
Foreign currency translation adjustment	(6,116)	—	(4,829)	—
Minimum pension liability adjustment	—	—	(2,497)	—

COMPREHENSIVE INCOME	$37,230	$31,699	$111,101	$39,890

EARNINGS PER COMMON SHARE

BASIC EARNINGS (LOSS) PER SHARE	$0.88	$0.76	$2.41	$0.96

DILUTED EARNINGS (LOSS) PER SHARE	$0.86	$0.74	$2.35	$0.94

See Notes to Condensed Consolidated Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands of dollars)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,042	$21,397
Accounts receivable, less allowance for doubtful accounts of $2,142 and $2,225	103,606	91,412
Inventory
Finished goods	64,165	66,359
Work in process	7,755	7,972
Raw materials	8,130	11,304
Manufacturing and maintenance supplies	7,941	9,226

Total inventory	87,991	94,861
Timber purchase agreements	8,514	9,038
Other current assets	27,132	27,856

Total current assets	293,285	244,564

TIMBER PURCHASE AGREEMENTS	2,362	2,944

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	972,428	994,811

PROPERTY, PLANT AND EQUIPMENT
Land	22,866	22,966
Buildings	121,732	119,570
Machinery and equipment	1,282,910	1,271,988

Total property, plant and equipment	1,427,508	1,414,524
Less - accumulated depreciation	952,626	912,292

	474,882	502,232

OTHER ASSETS	131,273	94,129

	$1,874,230	$1,838,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$58,785	$65,312
Bank loans and current maturities of long-term debt	3,545	3,545
Accrued taxes	29,700	10,543
Accrued payroll and benefits	18,914	19,105
Accrued interest	4,269	4,539
Accrued customer incentives	7,050	10,191
Other current liabilities	25,564	21,916
Current reserves for dispositions and discontinued operations	14,837	12,135

Total current liabilities	162,664	147,286

DEFERRED INCOME TAXES	79,640	121,814

LONG-TERM DEBT	612,139	614,935

NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	134,066	140,177

OTHER NON-CURRENT LIABILITIES	104,191	103,362

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 49,627,746 and 49,018,316 shares issued and outstanding	379,611	364,810
Retained earnings	419,726	355,956
Accumulated other comprehensive income (loss)	(17,807)	(9,660)

	781,530	711,106

	$1,874,230	$1,838,680

See Notes to Condensed Consolidated Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$119,248	$39,908
Non-cash items included in income:
Depreciation, depletion and amortization	78,868	80,922
Non-cash cost of land sales	9,245	4,591
Deferred income tax (benefit) expense	(43,951)	7,899
(Increase) decrease in accounts receivable	(12,407)	3,502
Decrease (increase) in inventory	308	(1,699)
Decrease in accounts payable	(6,504)	(6,842)
Increase in current timber purchase agreements and other current assets	(391)	(124)
Increase (decrease) in accrued liabilities	21,429	(15,235)
Increase (decrease) in other non-current liabilities	2,342	(3,399)
(Increase) decrease in timber purchase agreements and other assets	(7,033)	3,509
Expenditures for dispositions and discontinued operations	(3,409)	(4,235)

CASH PROVIDED BY OPERATING ACTIVITIES	157,745	108,797

INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales and retirements	(35,554)	(32,740)
Increase in restricted cash (Note 6)	(30,462)	—

CASH USED FOR INVESTING ACTIVITIES	(66,016)	(32,740)

FINANCING ACTIVITIES
Issuance of debt	116,000	42,500
Repayment of debt	(117,545)	(74,045)
Dividends paid	(55,390)	(21,291)
Cash paid in lieu of fractional shares	—	(173)
Issuance of common shares	10,030	5,016

CASH USED FOR FINANCING ACTIVITIES	(46,905)	(47,993)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(179)	—

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	44,645	28,064
Balance, beginning of year	21,397	18,924

Balance, end of period	$66,042	$46,988

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$22,529	$27,873

Income taxes	$814	$10,342

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

The Company accounts for stock based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock and Management Bonus Plan (the 2004 Plan). The 2004 Plan, as amended May 20, 2004 by shareholder approval, provides for 4.5 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations.

Pursuant to the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table provides a reconciliation for the three and six months ended June 30, 2004 and 2003 that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, Accounting for Stock Based Compensation, net of related income tax effects, and shows the reported and pro forma earnings per share amounts. The common shares issued for the December 19, 2003 earnings and profits stock dividend (special dividend, see Note 3, Earnings Per Common Share) have not been reflected in the 2003 earnings per share amounts.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$43,713	$31,672	$119,248	$39,908
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	1,700	1,041	2,998	2,177
Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,659)	(1,314)	(3,370)	(2,629)

Pro forma net income	$43,754	$31,399	$118,876	$39,456

Earnings per share:
Basic, as reported	$0.88	$0.76	$2.41	$0.96
Basic, pro forma	$0.88	$0.75	$2.40	$0.95

Diluted, as reported	$0.86	$0.74	$2.35	$0.94
Diluted, pro forma	$0.86	$0.74	$2.34	$0.93

3.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$43,713	$31,672	$119,248	$39,908

Shares used for determining basic earnings per common share	49,557,582	41,796,776	49,449,037	41,734,379
Dilutive effect of:
Stock options	906,890	375,483	957,089	266,243
Contingent performance shares	427,144	344,249	427,144	344,249

Shares used for determining diluted earnings per common share	50,891,616	42,516,508	50,833,270	42,344,871

Basic earnings per common share	$0.88	$0.76	$2.41	$0.96

Diluted earnings per common share	$0.86	$0.74	$2.35	$0.94

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

On December 19, 2003, the Company paid a special dividend consisting of 6,351,975 shares of common stock and $61 million in cash in conjunction with the Company’s conversion to a Real Estate Investment Trust. The following reflects the pro forma results for diluted earnings per share for the three and six months ended June 30, 2003 giving effect to the special dividend:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net income	$31,672	$39,908

Diluted earnings per share
As reported	$0.74	$0.94
Pro forma	$0.65	$0.82

4.	REAL ESTATE INVESTMENT TRUST (REIT) - LEGAL AND TAX CONVERSION

Effective January 1, 2004, the Company’s U.S. timber operations qualify for REIT tax treatment and, therefore, the Company is not required to pay federal income taxes contingent upon the Company meeting applicable distribution, income, asset and shareholder tests. The REIT-qualifying operations are mostly conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). Other non-REIT qualifying and foreign operations, referred to collectively as the “taxable REIT subsidiaries”, continue to pay corporate-level tax on earnings. These operations include the Company’s Performance Fibers, New Zealand timber, and Wood Products businesses, as well as the Company’s Higher-and-Better-Use (HBU) land sales activities. REIT conversion costs were $4.8 million in the first quarter of 2004 and insignificant in the second quarter of 2004.

In order to comply with IRS regulations applicable to REITs, the Company was required to dividend to common shareholders its pre-REIT undistributed accumulated taxable earnings and profits. In December 2003, the Company paid a special dividend, consisting of 6.4 million common shares valued at $253 million and cash of $61 million, to satisfy this requirement.

5.	INCOME TAXES

As a REIT, if certain requirements are met, only the taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property from the REIT during the first ten years following the election to be taxed as a REIT.

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland that will be sold within the next ten years and retained a deferred tax liability for the expected income tax on the book-tax differences of such built-in gains. The Company also retained the estimated deferred tax liability related to open tax audit issues. All deferred tax liabilities and assets related to taxable REIT subsidiaries have also been retained. The remaining deferred tax liability of $78 million resulting from U.S. timberland temporary differences was reversed in the first quarter of 2004 and recorded as an income tax benefit.

In addition, prior to March 31, 2004 the Company had not provided taxes on approximately $123 million of undistributed foreign earnings as the Company had intended to permanently reinvest such earnings overseas. Following the conversion to a REIT, the Company’s strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, the Company now expects only $20 million of undistributed foreign earnings to remain permanently invested overseas. As a result, in the first quarter of 2004 the Company recognized $28.2 million of tax expense on the $103 million of undistributed earnings at March 31, 2004 that it expects will ultimately be repatriated. In the second quarter of 2004, the estimated tax expense on these undistributed earnings decreased by $1.6 million due to movements in the New Zealand dollar foreign exchange rate.

6.	LIKE-KIND REAL ESTATE EXCHANGES

The built-in tax on gains from the sale of REIT property referred to in Note 5, Income Taxes, can be eliminated if sales proceeds are reinvested in similar property within required time periods as outlined in Internal Revenue Code Section 1031 regarding like-kind exchanges, so long as the replacement property is owned at least until expiration of the ten-year period referred to in Note 5. However, this does not restrict the Company’s ability to sell timber on a pay-as-cut basis from such replacement property during the 10-year holding period. In the second quarter of 2004, the Company sold approximately $30 million of REIT property (primarily timberland lease rights) to third parties, resulting in an after-tax gain of $20 million. The

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

sales proceeds were received by a qualified intermediary with the intent to purchase similar (like-kind) property that the Company has identified. As a result, the Company recorded the restricted cash as a non-current asset at June 30, 2004. In the third quarter, RFR also anticipates selling $54 million of timberlands to the Company’s taxable REIT subsidiaries for subsequent sale over time to third parties as HBU land. This sale will result in a taxable gain, although for financial reporting purposes all gains/losses from intercompany sales are eliminated in consolidation. In the third quarter, the Company also expects to close on the purchase of approximately 83,000 acres of timberland in southern Alabama (the Andalusia property) from Great Eastern Timber Company, LLC for approximately $89 million, which the Company expects to use as replacement property for the land sales described above. The restricted cash from the qualified intermediary plus the Company’s available cash will be used to purchase the Andalusia property. If successful in closing the Andalusia acquisition in the third quarter, the Company anticipates recording approximately $11 million of tax benefits, estimated at $0.22 per share for the year, as a result of completing the transactions as like-kind exchanges.

7.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the six months ended June 30, 2004 and the year ended December 31, 2003 is shown below. Prior year share amounts have been restated to reflect the three-for-two stock split that occurred on June 12, 2003, but not for the December 19, 2003 special dividend of 6,351,975 shares.

	Common Shares		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Shareholders’ Equity
(Share and per share amounts not in thousands)	Shares	Amount
Balance, January 1, 2003	41,575,794	$76,613	$(30,938)	$664,037	$709,712
Net income	—	—	—	49,972	49,972
Dividends ($1.05 per share)	—	—	—	(44,248)	(44,248)
Special dividend-common stock	6,351,975	252,650	—	(252,650)	—
Special dividend-cash	—	—	—	(61,155)	(61,155)
Issuance of shares under incentive stock plans	1,090,547	30,951	—	—	30,951
Cash in lieu of fractional shares	—	(173)	—	—	(173)
Unrealized gain on hedged transactions	—	—	44	—	44
Minimum pension liability adjustments	—	—	(925)	—	(925)
Tax benefit on exercise of stock options	—	4,769	—	—	4,769
Foreign currency translation adjustment	—	—	22,159	—	22,159

Balance, December 31, 2003	49,018,316	364,810	(9,660)	355,956	711,106

Net income	—	—	—	119,248	119,248
Dividends ($1.12 per share)	—	—	—	(55,478)	(55,478)
Issuance of shares under incentive stock plans	609,430	13,106	—	—	13,106
Unrealized loss on hedged transactions	—	—	(821)	—	(821)
Minimum pension liability adjustments	—	—	(2,497)	—	(2,497)
Tax benefit on exercise of stock options	—	1,695	—	—	1,695
Foreign currency translation adjustment	—	—	(4,829)	—	(4,829)

Balance, June 30, 2004	49,627,746	$379,611	$(17,807)	$419,726	$781,530

8.	SEGMENT INFORMATION

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In the first quarter of 2004, the Company began recording gains and losses from the maturity of New Zealand dollar forward currency contracts, used to hedge New Zealand dollar expenditures in its medium density fiberboard operations, within the Wood Products segment to better reflect the results of that segment. Prior to 2004, such gains and losses were recorded in Corporate and Other. The gains from matured contracts for the three and six months ended June 30, 2004 totaled $0.4 million and $1.2 million, respectively. Prior year gains for the three and six months ended June 30, 2003 were $0.5 million and $1.2 million, respectively. All prior periods have been restated to reflect the reclassification between segments. The Company’s Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows have not changed.

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and dispositions were as follows:

	June 30, 2004	December 31, 2003
ASSETS
Timber and Land	$1,074,685	$1,062,665
Performance Fibers	506,078	517,900
Wood Products	126,545	129,393
Other Operations	37,105	40,696
Corporate	124,460	82,662
Dispositions	5,357	5,364

Total	$1,874,230	$1,838,680

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
SALES

Timber and Land	$89,728	$91,580	$176,091	$152,803
Performance Fibers	152,407	132,095	285,333	260,585
Wood Products	44,724	31,444	82,265	61,424
Other Operations	50,315	41,121	87,220	87,699
Intersegment Eliminations	(273)	(373)	(296)	(706)

TOTAL	$336,901	$295,867	$630,613	$561,805

OPERATING INCOME (LOSS)

Timber and Land	$55,071	$59,220	$101,608	$85,012
Performance Fibers	18,370	2,788	24,460	1,547
Wood Products	5,210	(1,784)	5,896	(4,331)
Other Operations	1,946	(848)	4,248	(852)
Corporate and other	(10,240)	(5,427)	(23,373)	(8,181)

TOTAL	$70,357	$53,949	$112,839	$73,195

DEPRECIATION, DEPLETION AND AMORTIZATION

Timber and Land	$17,170	$16,789	$32,320	$36,631
Performance Fibers	20,509	19,262	38,722	37,862
Wood Products	3,959	3,125	7,399	6,059
Other Operations	139	84	266	171
Corporate and other	89	92	161	199

TOTAL	$41,866	$39,352	$78,868	$80,922

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

Foreign Currency Forward Contracts

In the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2004, gains of approximately $0.4 million and $1.2 million, respectively, were recorded on foreign currency contracts that matured, plus the time value changes for outstanding contracts. The Company also had an unrealized mark-to-market after-tax (loss) and gain of approximately $(0.1) million and $0.8 million recorded in “Accumulated Other Comprehensive Income (Loss)” (AOCI) in the Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003, respectively. When the forecasted transactions mature, the amounts in AOCI will be reclassified to the Consolidated Statements of Income and Comprehensive Income. The Company expects to reclassify the June 30, 2004 AOCI amount into earnings over the next ten months.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

At June 30, 2004, the Company held $7.5 million of New Zealand dollar foreign currency contracts maturing through April 2005. The largest amount of foreign currency forward contracts outstanding during the first six months of 2004 was $10 million.

Interest Rate Swap Agreements

In April 2003, RFR entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and six months ended June 30, 2004, this swap agreement decreased the Company’s interest expense by $0.2 million and $0.4 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in a liability of approximately $0.5 million and a corresponding decrease in debt at June 30, 2004.

An interest rate swap that converted $50 million of 6.15 percent fixed rate medium term notes payable to floating rates matured in February 2004 simultaneously with the corresponding debt maturity. During the first two months of 2004, the swap resulted in a decrease in the Company’s interest expense of $0.1 million.

In April 2004, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from fixed rate to six month LIBOR plus 4.7825 percent and qualifies as a fair value hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three months ended June 30, 2004 this swap agreement decreased interest expense by $0.2 million. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in a liability of approximately $0.5 million and a corresponding decrease in debt at June 30, 2004.

Commodity Swap Agreements

The Company periodically enters into commodity forward contracts to fix some of its fuel oil costs at its Performance Fibers mills. The Company’s fuel oil contracts do not qualify for hedge accounting under SFAS No. 133 and instead are required to be marked-to-market. During the three and six months ended June 30, 2004, the Company’s realized gain on fuel oil forward contracts that matured was $0.4 million. The mark to market adjustment of outstanding fuel oil forward contracts at June 30, 2004 and December 31, 2003 resulted in a loss of $0.2 million and a gain of $0.1 million, respectively. These amounts were recorded in “Other Operating Income/Expense”.

A summary of outstanding fuel oil forward contracts as of June 30, 2004 is shown below:

Volume (barrels)	Average price per barrel	Maturity	Percentage of Estimated Consumption
75,000	$25.58	3rd quarter 2004	39%
75,000	$24.72	4th quarter 2004	34%
25,000	$24.40	1st quarter 2005	19%

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

10.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of June 30, 2004, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$76,496	$61,410
Guarantees (2)	7,987	43
Surety bonds (3)	15,441	395

Total	$99,924	$61,848

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit expire at various dates during 2004 and 2005 and are typically rolled over as required.
(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. As of June 30, 2004 three years of obligations remained, estimated at $1.8 million per year. The buyer of the property is the primary obligor and has posted a performance bond with the New Zealand government. Although the New Zealand government will demand payment from the buyer’s bankers pursuant to the bond if the buyer fails to pay the obligations, the Company would have to perform under the guarantee if the bankers subsequently defaulted and seek legal redress from the buyer. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The Company expects the buyer’s bond to be sufficient to cover the remaining license obligations.

In conjunction with the first quarter 2004 timberland sale and note monetization, the Company issued a guarantee of $2.5 million to reflect its obligation to perform under a make-whole agreement. The fair market value of the guarantee of $43 thousand is recorded in the Condensed Consolidated Balance Sheet at June 30, 2004.

(3)	The Company has issued surety bonds primarily to secure timber in the State of Washington as well as providing collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2004 and 2005 and are renewed as required.

11.	CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the Company’s 2003 Annual Report on Form 10-K.

Legal Proceedings

The Company is involved in various legal actions, including environmental matters that are discussed more fully in Note 12-Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western Division of Washington to recover approximately $3.2 million in costs allegedly incurred by the Environmental Protection Agency (EPA) in 1997 to conduct an Expanded Site Investigation at the Company’s Port Angeles mill site (closed in 1997) and related properties. Rayonier challenged the EPA’s authority to recover this type of cost, as well as the validity of the amount spent. Trial in this matter commenced February 2, 2004 and concluded on February 24. On February 25, the court held that the United States was entitled only to approximately $0.7 million of the approximately $3.2 million claimed and denied a request by the United States for an order permitting it to recover future costs relating to the Port Angeles site and related properties. The United States has filed a notice of appeal of the court’s decision. The Company believes that the ultimate outcome will not have a material adverse impact on the Company’s financial position, liquidity or results of operations and that its reserves at June 30, 2004 adequately include the probable costs to be incurred upon the ultimate resolution of the dispute.

Between 1985 and 1995, Southern Wood Piedmont (SWP), a subsidiary of the Company, sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the EPA and the Louisiana Department of Environmental Quality (LDEQ) in June 1990, in United States District Court for the Western District of Louisiana against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites that are still owned and retained by the processor. Currently there are no claims pending against the Company or SWP by the EPA or the LDEQ. However, both have indicated that they believe SWP may be liable for some portion of the costs of clean-up and disposal of the recycled material sent to the processing site by SWP. If no settlement is reached in this matter, trial is scheduled to begin in January 2005. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at June 30, 2004 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute.

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

The EPA finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s Performance Fibers mills and two other dissolving pulp mills. In late 2003, EPA informed the Company that it was delegating its Cluster Rule rulemaking authority for the mills of the Company and the other two dissolving pulp mills to the environmental agencies of the respective states. The Company will continue to work with the EPA and the applicable environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, future capital costs associated with existing environmental rules may be delayed, but in any event, would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may prevent timber harvesting, road building and other activities on private lands, including a portion of the Company’s timberlands. In the Northwest, in particular, over the past several years the harvest of timber from parts of the Company’s timberlands in the State of Washington has been both temporarily and permanently restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report, leading to the Washington Forest Practices Board adopting rules further restricting timber harvesting within buffers along streams with fish habitat.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The Company’s past practice in the Northwest has been to exclude timber volumes from its merchantable timber inventory that are located in restricted areas as they are identified during harvesting or acreage surveys. In the second quarter of 2004, the Company, through a mapping process of its entire Northwest U.S holdings, identified additional restricted buffers along streams that will limit or prohibit logging. Based on this analysis, the Company is reducing its previously disclosed (2003 Form 10-K) merchantable inventory timber estimate from 1,732 million board feet to 1,438 million board feet, increasing the Company’s estimate of restricted merchantable timber in the Northwest from 684 million board feet to 978 million board feet. Further, less significant revisions may be required in the third quarter of 2004 when the State of Washington’s Department of Natural Resources is expected to publish maps of restricted areas and buffer zones.

In the Southeast U.S., there are no State regulations regarding the harvesting of timber along streams. However, in 2001, the Company was certified as meeting guidelines set by the Sustainable Forestry Initiative (SFI), which is a voluntary set of forest management standards followed by many leading companies in the forest products industry. These guidelines suggest that only 50 percent of the timber located in buffer zones should be harvested. In the second quarter of 2004, the Company began excluding timber left in buffer zones from its inventory of merchantable timber. The revised estimate reduced its total merchantable inventory in the Southeast U.S. by approximately 1 percent.

In New Zealand, timber harvest is regulated by resource consent under the Resource Management Act and in some instances timber may not be harvested alongside streams or on archaeological sites. These restrictions can be mitigated by methods of extraction and impact less than one half of one percent of total merchantable volume. The Company excludes non-harvestable or native vegetation land from its merchantable inventory.

All of these restrictions have caused Rayonier over time to restructure and reschedule its harvest plans and have reduced the total acreage and volume of timber available for harvest. For the most part, however, these restrictions and the attendant reductions in merchantable timber inventory had been anticipated and the Company expects to sustain past harvest levels in the foreseeable future. Changes in merchantable inventory volumes discussed above were implemented in the second quarter of 2004 and are estimated to increase 2004 depletion expense by $0.5 million.

12.	RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include its Port Angeles, WA, mill, which was closed on February 28, 1997; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which owns 10 former wood processing sites and ceased operations in 1989; its Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes at various sites where the Company no longer operates.

During the first six months of 2004, expenditures of $3.4 million for monitoring and remediation activities were charged to the reserves. An analysis of activity in the reserves for dispositions and discontinued operations for the six months ended June 30, 2004 and the year ended December 31, 2003, is as follows:

	June 30, 2004	December 31, 2003
Balance, January 1	$152,312	$162,197
Expenditures charged to reserves	(3,409)	(9,885)

Balance, end of period	148,903	152,312
Less: Current portion	(14,837)	(12,135)

Non-current portion	$134,066	$140,177

Rayonier has identified three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as individually material and separate disclosure was presented in the Company’s 2003 Annual Report on Form 10-K. There have not been any significant changes in these sites’ reserve requirements for the six months ended June 30, 2004, and therefore separate disclosure is not presented herein. For an analysis of the reserve activity for the two years ended December 31, 2003 and a brief description of these individually material sites, see the Company’s 2003 Annual Report on Form 10-K, Note 14 to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites. As of June 30, 2004, this amount is estimated at $8 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in laws, regulations and administrative interpretations and in environmental remediation technology. Excluded from this estimate are two sites for which the Company is not able to determine reasonably possible additional losses. Evaluation of these sites is in preliminary stages.

Rayonier currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2004 and 2005 will be approximately $11 million annually. Such costs will be charged against Rayonier’s reserves for dispositions and discontinued operations, which include environmental monitoring and remediation costs. The Company believes established reserves are sufficient for costs expected to be incurred over the next 25 to 30 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and contamination source control. The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors, including, but not limited to, necessity for additional or different investigation or remediation, changes in environmental remediation technologies, the discovery and extent of migration of any contamination off-site, remedial remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, the potential for “brownfields” (environmentally impacted site considered for re-development) treatment of all or a portion of a site could accelerate expenditures, as well as impact the amount and/or type of remediation required, as could new laws, regulations and administrative actions. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

As of June 30, 2004 and December 31, 2003 Rayonier had $8 million of receivables from insurance claims, net of reserves for uncollectibility, included in “Other Assets.” Such receivables represent the Company’s claim for reimbursements in connection with property damage settlements relating to SWP’s wood preserving and the ERD discontinued operations.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

13.	EMPLOYEE BENEFIT PLANS

In conjunction with the FASB revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, issued in December 2003, the following table sets forth the components of net periodic benefit cost for the three and six months ended June 30, 2004 and 2003:

	Pension		Postretirement
	Three months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$1,681	$1,660	$173	$161
Interest cost	3,147	2,801	482	483
Expected return on plan assets	(3,441)	(3,178)	—	—
Amortization of prior service cost	392	401	77	72
Amortization of losses	781	337	189	153
Amortization of transition asset	—	(50)	—	—

Net periodic benefit cost	$2,560	$1,971	$921	$869

	Pension		Postretirement
	Six months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$3,434	$3,320	$346	$322
Interest cost	6,102	5,602	964	966
Expected return on plan assets	(6,417)	(6,355)	—	—
Amortization of prior service cost	752	801	154	144
Amortization of losses	1,572	674	378	306
Amortization of transition asset	(1)	(99)	—	—

Net periodic benefit cost	$5,442	$3,943	$1,842	$1,738

The Company’s unfunded pension liability as of December 31, 2003 was $64.4 million. The Company made a discretionary pension plan contribution of $10 million during the second quarter of 2004 and is considering making another discretionary contribution during the second half of 2004. In addition, a required contribution of $0.1 million was made in the second quarter of 2004 and $0.6 million of required contributions are anticipated to be made during the balance of 2004.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Foreign currency translation adjustments	$17,330	$22,159
Unrealized (losses) gains on hedged transactions	(73)	748
Minimum pension liability adjustments	(35,064)	(32,567)

Total	$(17,807)	$(9,660)

The reduction in net foreign currency translation gains was due to the change in the New Zealand to U.S. dollar exchange rate in the second quarter. In the first quarter of 2004, the Company reduced the tax benefit relating to additional minimum pension liabilities by $2.5 million due to its conversion to a REIT on January 1, 2004.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

15.	FUNCTIONAL CURRENCY

On August 1, 2003, the Company changed the functional currency of its New Zealand-based timber and log trading operations from the U.S dollar to the New Zealand dollar. In accordance with SFAS No. 52, Foreign Currency Translation, non-monetary assets such as inventories, timberlands, and property, plant and equipment were remeasured from historical exchange rates to the current exchange rate in effect as of August 1, 2003. This remeasurement resulted in a foreign currency translation gain recorded in AOCI. At June 30, 2004 and December 31, 2003, the cumulative foreign currency translation gains recorded in AOCI were $17.3 million and $22.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Use of Estimates

The preparation of Rayonier’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. As a result of its Real Estate Investment Trust (REIT) tax status conversion, the Company has updated its critical accounting policy relating to income taxes and is hereby enhancing its disclosures that were included in its 2003 Annual Report on Form 10-K. For a full description of the Company’s other critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K.

Income Tax Accounting

With the conversion of the Company to REIT tax status effective January 1, 2004, the Company’s income tax provision and deferred tax balances changed materially. Certain Company activities no longer require tax provisions, and the opportunity for the Company to capture tax benefits associated with its REIT status has increased. The realization of these tax opportunities requires extensive tax planning and in many cases is dependent upon events in the future and the Company’s strategy in structuring transactional terms and conditions. As a result, both the Company’s effective book tax rate and amount of cash taxes paid during various fiscal periods can vary greatly. Also, the Company’s projection of its estimated tax for the year and its provision for quarterly taxes, in accordance with SFAS No. 109, Accounting for Income Taxes, could result in greater variability than in the past. Similarly, the opportunity to realize certain deferred tax assets, or to estimate deferred tax liabilities, may be more subjective than in the past.

For example, the Company has recorded certain deferred tax assets that management believes will be realized in future periods. These assets are reviewed periodically in order to assess their realizability. This review requires management to make assumptions and estimates about future profitability affecting the realization of these tax benefits. If the review indicates that the realizability may be less than likely, a valuation allowance would be made at that time.

As a REIT, if certain requirements are met, only the taxable REIT subsidiaries will be subject to corporate income taxes. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property from the REIT during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, the Company must estimate the amount of REIT property that will be sold within the next ten years and retain a deferred tax liability for the expected income tax on the book-tax differences related to these dispositions. The remaining deferred tax liability of $78 million resulting from U.S. timberland temporary differences was reversed in first quarter 2004 and recorded as an income tax benefit. An estimate of taxable dispositions within the ten-year post REIT conversion period will be updated periodically and may fluctuate significantly based on market conditions and other factors related to meeting the REIT qualifying tests. The built-in gains tax can typically be eliminated if sales proceeds are reinvested in similar property within required time periods (like-kind exchanges), so long as the replacement property is owned until expiration of the ten-year holding period. However, this does not restrict the Company’s ability to sell timber on a pay-as-cut basis from such replacement property during this period. The Company expects to actively pursue like-kind exchange opportunities but it is impossible to predict the outcome of such efforts at this time.

In addition, prior to March 31, 2004, the Company did not provide for taxes on approximately $123 million of undistributed foreign earnings as the Company had intended to reinvest such earnings overseas in the future. Following the conversion to a REIT, the Company’s strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, the Company now expects only $20 million of undistributed foreign earnings to remain permanently reinvested overseas. As a result, in the first quarter of 2004, the Company recognized $28.2 million of tax expense on the $103 million of undistributed earnings that it expects will ultimately be repatriated. This amount is revised on an on-going basis due to exchange rate fluctuations.

Segment Information

Rayonier operates in three reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber and Land, Performance Fibers, and Wood Products. The Timber and Land segment’s strategies include buying, managing and selling timberlands, selling timber, and selling HBU timberland to be used for conservation, real estate development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Land sales. Timber sales include all activities that relate to the growing and harvesting of timber, while Land sales include the sale of all timberland tracts, including those designated for HBU. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment includes lumber and medium density fiberboard (MDF). The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

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

Results of Operations, Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003.

Sales for the three and six months ended June 30, 2004 increased over the prior year periods due primarily to higher performance fibers prices, U.S. timber prices and strong demand in lumber markets. Operating income was favorable due to the higher prices and lower performance fibers costs. As a result, net income and earnings per share for the three and six months ended June 30, 2004 were also above the same prior year periods. Net income and earnings per share for the six months ended June 30, 2004, before being favorably impacted by $50 million or $0.98 per share of net tax benefits related to the Company’s conversion to a REIT on January 1, 2004, was $1.37 per share compared to $0.82 per share a year ago (pro forma for the December 19, 2003 special dividend). Cash flow provided by operating activities for the six months ended June 30, 2004 was $158 million while Adjusted Cash Available for Distribution (a non-GAAP measure reconciled on page 26) was $69 million.

Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales
Timber and Land
Timber	$49.3	$38.5	$102.4	$82.1
Land	40.4	53.1	73.7	70.7

Total Timber and Land	89.7	91.6	176.1	152.8

Performance Fibers
Cellulose Specialties	107.2	91.7	200.3	178.8
Absorbent Materials	45.2	40.4	85.0	81.8

Total Performance Fibers	152.4	132.1	285.3	260.6

Wood Products
Lumber	34.5	21.8	62.1	42.2
MDF	10.3	9.6	20.2	19.2

Total Wood Products	44.8	31.4	82.3	61.4

Other operations	50.3	41.2	87.2	87.7

Intersegment Eliminations	(0.3)	(0.4)	(0.3)	(0.7)

Total Sales	$336.9	$295.9	$630.6	$561.8

Operating Income (Loss)
Timber and Land
Timber	$20.1	$11.6	$42.9	$28.3
Land	35.0	47.6	58.7	56.7

Total Timber and Land	55.1	59.2	101.6	85.0

Performance Fibers	18.4	2.7	24.5	1.5

Wood Products
Lumber	6.2	(1.5)	7.8	(4.1)
MDF	(1.0)	(0.2)	(1.9)	(0.2)

Total Wood Products	5.2	(1.7)	5.9	(4.3)

Other operations	1.9	(0.8)	4.2	(0.8)

Corporate and other expenses / eliminations	(10.3)	(5.4)	(23.4)	(8.2)

Total Operating Income	70.3	54.0	112.8	73.2

Interest Expense	(12.1)	(12.4)	(23.2)	(24.8)

Interest/Other Income	0.4	0.4	1.1	1.5

Income tax (expense) benefit	(14.9)	(10.3)	28.5	(10.0)

Net Income	$43.7	$31.7	$119.2	$39.9

Diluted Earnings Per Share	$0.86	$0.74	$2.35	$0.94

Timber and Land

Second quarter sales declined slightly, year over year, as higher timber harvesting essentially offset lower land sales.

In the Northwest U.S., timber prices improved in the second quarter due to increased demand from lumber mills and lower foreign exchange-related imports of Canadian timber. Volumes increased due to favorable market conditions as well as from timber harvests that were deferred from the fourth quarter of 2003 as a result of sales contract term revisions the Company made in preparation for its REIT conversion on January 1, 2004. In the Southeast U.S., timber prices increased due to favorable lumber market demand, improving pulp markets and general economic conditions. In New Zealand, pine prices decreased due to grade mix, while volumes increased.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Other *	Foreign Exchange	2004
Three months ended June 30,
Timber	$38.5	$5.6	$2.8	$2.1	$0.3	$49.3
Land	53.1	(6.1)	(32.6)	26.0	—	40.4

Total Sales	$91.6	$(0.5)	$(29.8)	$28.1	$0.3	$89.7

Six months ended June 30,
Timber	$82.1	$9.2	$7.5	$2.7	$0.9	$102.4
Land	70.7	(0.4)	(22.6)	26.0	—	73.7

Total Sales	$152.8	$8.8	$(15.1)	$28.7	$0.9	$176.1

Operating income for the quarter declined slightly due to lower land income being substantially offset by higher timber income. The nature of land sales is such that year over year fluctuations may be material due to the uncertain timing of real estate transactions. For the six months ended June 30, operating income increased primarily due to improved timber operations.

Operating Income (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Costs *	Foreign Exchange	2004
Three months ended June 30,
Timber	$11.6	$5.6	$1.6	$(0.8)	$2.1	$20.1
Land	47.6	(6.1)	(29.2)	22.7	—	35.0

Total Operating Income	$59.2	$(0.5)	$(27.6)	$21.9	$2.1	$55.1

Six months ended June 30,
Timber	$28.3	$9.2	$2.6	$(1.3)	$4.1	$42.9
Land	56.7	(0.4)	(18.1)	20.5	—	58.7

Total Operating Income	$85.0	$8.8	$(15.5)	$19.2	$4.1	$101.6

*	Includes the sale of timber lease rights on approximately 5,500 acres that contributed $26 million in sales and $23.5 million in operating income in the three and six months ended June 30, 2004.

Performance Fibers

Sales improved 15 percent and 9 percent for the three and six months ended June 30, 2004, respectively, as a result of strength in both cellulose specialties and absorbent materials product lines.

Cellulose Specialties sales prices and volumes increased 7 percent and 10 percent, respectively, in the second quarter compared to second quarter 2003. Average prices increased $62 per ton compared to second quarter 2003, with acetate average prices increasing $84 per ton. Acetate, ethers and rayon grade volumes also increased. Improvement in both prices and volumes were partly a result of reduced market supply caused by the closure of a competitor’s mill in 2003. Volume increases were also a result of production increases at the Jesup mill during the first half of the year.

Absorbent Materials sales prices and volumes increased 4 percent and 8 percent, respectively, in the second quarter compared to second quarter 2003. These increases were primarily due to improved production at the Jesup mill and the shifting of production to paper pulp to take advantage of strong prices in that market. Prices also increased approximately $20 per ton in the second quarter of 2004 as a result of a $30 per ton price increase the Company announced in April 2004 that was implemented over several months. Volume for the second quarter of 2004 increased approximately 6,000 tons compared to second quarter 2003.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Other	2004
Three months ended June 30,
Cellulose Specialties	$91.7	$6.7	$8.8	$—	$107.2
Absorbent Materials	40.4	1.7	3.3	(0.2)	45.2

Total Sales	$132.1	$8.4	$12.1	$(0.2)	$152.4

Six months ended June 30,
Cellulose Specialties	$178.8	$11.1	$10.4	$—	$200.3
Absorbent Materials	81.8	5.7	(2.2)	(0.3)	85.0

Total Sales	$260.6	$16.8	$8.2	$(0.3)	$285.3

Operating income improved in the second quarter and for the six month period primarily due to the higher product line prices and reductions in several key operating costs. Operating costs for the second quarter of 2004 were approximately $37 per ton below the prior year period, primarily a result of lower hardwood and caustic costs. The reduced hardwood costs were primarily due to improved supply as a result of drier weather.

In the second quarter of 2004, the Company reversed a $1.5 million major maintenance accrual for the cost of dredging a wastewater treatment lagoon at its Fernandina mill as a result of changes in the Company’s methodologies for treating wastewater. Future maintenance costs for the lagoon will be expensed as incurred.

Operating Income (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Other	Costs	2004
Three months ended June 30,
Total Operating Income	$2.7	$8.4	$0.8	$(0.6)	$7.1	$18.4

Six months ended June 30,
Total Operating Income	$1.5	$16.8	$1.2	$0.9	$4.1	$24.5

Wood Products

Sales increased 43 percent and 34 percent during the three and six months ended June 30, 2004 primarily due to strong demand in U.S. lumber markets.

Lumber prices increased during the second quarter and six month period primarily from strong housing market conditions and lower imports from Canada due to unfavorable foreign exchange rates. Volume also increased due to strong manufacturing performance at the Company’s sawmills coupled with higher market demand. MDF sales volume decreased primarily due to the timing of export shipments, while prices increased due to slightly higher demand and sales mix.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	Foreign Exchange	2004
Three months ended June 30,
Lumber	$21.8	$7.7	$5.0	$—	$34.5
MDF	9.6	0.9	(0.3)	0.1	10.3

Total Sales	$31.4	$8.6	$4.7	$0.1	$44.8

Six months ended June 30,
Lumber	$42.2	$11.4	$8.5	$—	$62.1
MDF	19.2	1.4	(0.8)	0.4	20.2

Total Sales	$61.4	$12.8	$7.7	$0.4	$82.3

Operating income was above prior year due to the improved lumber market. MDF operating income was below prior year primarily due to the negative impact of the stronger New Zealand dollar on operating costs.

Operating Income (in millions)		Changes Attributable to:
	2003	Price	Mix/Other	Costs	Foreign Exchange	2004
Three months ended June 30,
Lumber	$(1.5)	$7.7	$(0.1)	$0.1	$—	$6.2
MDF	(0.2)	0.9	0.2	(0.6)	(1.3)	(1.0)

Total Operating Income	$(1.7)	$8.6	$0.1	$(0.5)	$(1.3)	$5.2

Six months ended June 30,
Lumber	$(4.1)	$11.4	$(0.2)	$0.7	$—	$7.8
MDF	(0.2)	1.4	0.1	(0.2)	(3.0)	(1.9)

Total Operating Income	$(4.3)	$12.8	$(0.1)	$0.5	$(3.0)	$5.9

Other Operations

Sales for the second quarter 2004 were $50.3 million, $9.1 million above second quarter 2003 primarily due to stronger trading activity. Operating income of $1.9 million was $2.7 million above prior year benefiting from stronger wood products trading margins.

Sales for the six months ended June 30, 2004 of $87.2 million were at the prior year level, while operating income of $4.2 million was $5.0 million above prior year benefiting from stronger wood products trading margins and the reclassification of coal royalty revenue to this reporting segment.

Corporate and Other Expenses / Eliminations

Corporate and other expenses of $10.3 million for the three months ended June 30, 2004 increased by $4.9 million from the second quarter of 2003 primarily due to higher incentive compensation and legal fees. For the six months ended June 30, 2004, corporate and other expenses of $23.4 million were $15.2 million above prior year principally due to REIT conversion costs, higher legal fees and incentive compensation.

Other Income / Expense

Interest expense of $12.1 million in the second quarter of 2004 was $0.3 million below the comparable prior year period due to lower tax deficiency interest. For the six months ended June 30, interest expense was $23.2 million, $1.6 million below the comparable prior year period due to lower debt levels and interest rates.

Interest and miscellaneous income of $0.4 million in the second quarter of 2004 was at the prior year amount while the six months ended June amount of $1.1 million was $0.4 million below prior year principally due to interest income relating to the partial settlement of tax audit issues in last year’s results.

Provision for Income Taxes

The effective tax rates for the second quarter and first six months of 2004, before discrete items, increased from 24.6 percent to 28.2 percent, and from 24.7 percent to 25.1 percent, respectively, compared to the prior year periods. The increased rates were primarily the result of higher taxes on foreign operations, which more than offset the tax benefits from REIT income. The increase in taxes on foreign operations resulted primarily from providing tax subsequent to March 31, 2004 on undistributed foreign earnings that are expected to be repatriated and foreign exchange rate changes on intercompany debt.

The combined effective tax rate for the first six months of 2004 was a benefit of 31.4 percent compared to a tax provision of 20.0 percent in 2003. The benefit is attributable to two significant first quarter discrete adjustments resulting from the REIT conversion and a related change in business strategy which netted to a $51.3 million benefit. In the second quarter of 2004, the effective tax rate was also reduced by 2.8 percent due to $1.6 million in foreign-exchange related movement of the tax on undistributed foreign earnings.

The Company’s tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with becoming a REIT, under which the Company’s U.S. timberland operations will not be subject to federal income taxes if applicable distribution, income, asset and shareholder tests are met. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($7.8 million and $12.9 million for the three and six months ended June 30, 2004, respectively) and corporate overhead expenses associated with REIT activities ($6.4 million and $10.7 million for the three and six months ended June 30, 2004, respectively). The net tax benefit from REIT activities for the three and six months ended June 30, 2004 was $7.7 million and $12.8 million, respectively.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and six months ended June 30 (millions of dollars):

	Three months ended June 30,
	2004	%	2003	%
Income tax provision at the U.S. statutory rate	$20.6	35.0	$14.7	35.0
State and local income taxes, net of federal benefit	1.0	1.7	0.3	0.6
REIT income not subject to federal tax	(7.7)	(13.0)	—	—
Foreign operations, primarily foreign exchange rate differentials on intercompany debt	3.2	5.5	(4.9)	(11.7)
Tax benefit on U.S. export sales	(1.1)	(1.9)	(1.1)	(2.7)
Permanent differences	0.1	0.2	0.9	2.3
Tax credits and other, net	0.4	0.7	0.4	1.1

Income tax provision before discrete items	16.5	28.2	10.3	24.6

Tax on prior undistributed foreign earnings	(1.6)	(2.8)	—	—

Income tax provision as reported	$14.9	25.4	$10.3	24.6

	Six months ended June 30,
	2004	%	2003	%
Income tax provision at the U.S. statutory rate	$31.8	35.0	$17.5	35.0
State and local income taxes, net of federal benefit	1.4	1.5	0.3	0.6
REIT income not subject to federal tax	(12.8)	(14.2)	—	—
Foreign operations, primarily foreign exchange rate differentials on intercompany debt	2.9	3.3	(5.4)	(10.8)
Tax benefit on U.S. export sales	(1.6)	(1.7)	(1.2)	(2.4)
Permanent differences	0.2	0.2	0.7	1.5
Tax credits and other, net	0.9	1.0	0.4	0.8

Income tax provision before discrete items	22.8	25.1	12.3	24.7

Reversal of deferred tax liability-REIT conversion	(77.9)	(85.8)	—	—
Tax on prior undistributed foreign earnings	28.2	31.0	—	—
Foreign exchange rate changes on tax from undistributed earnings	(1.6)	(1.7)	—	—
Tax benefit from favorable audit interim partial settlement	—	—	(2.3)	(4.7)

Income tax provision as reported	$(28.5)	(31.4)	$10.0	20.0

Other Items

In the third quarter of 2004, the Company expects to close on the purchase of approximately 83,000 acres of timberland in southern Alabama (the Andalusia property) from Great Eastern Timber Company, LLC for approximately $89 million, which it expects to use as replacement property for the land sales described in Note 6, Like-Kind Real Estate Exchanges. If successful in closing the Andalusia acquisition in the third quarter, the Company anticipates recording approximately $11 million of tax benefits, estimated at $0.22 per share for the year, as a result of structuring the transactions as like-kind exchanges.

Third quarter 2004 earnings (excluding like-kind exchange tax benefits) are expected to be slightly higher than last year’s third quarter (including the pro forma effect of the special dividend), but below second quarter 2004 results primarily due to lower land sales and lumber prices, seasonally weaker Northwest U.S. timber volume and higher performance fibers manufacturing costs. The Company’s like-kind exchange tax benefits are estimated to be $10 million or $0.20 per share in the third quarter.

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities of $158 million for the first six months of 2004 was $49 million above the same prior year period, primarily due to higher operating income and lower working capital requirements. Cash provided by operating activities was used to provide capital expenditures of $36 million, $30 million in restricted cash to be used in a third quarter like-kind exchange timberland acquisition, dividends of $55 million, and $37 million of the $45 million increase in cash from year-end. Cash used for financing activities for the six months of 2004 decreased slightly to $47 million compared to $48 million during the prior year period. The Company’s cash dividend increased $34 million during the first six months of 2004, while debt reduction was $30 million below the prior year period. Proceeds from the exercise of stock options increased $5 million in the first six months of 2004 compared to 2003. The Company had $59 million of cash investments as of June 30, 2004, consisting of marketable securities with maturities at date of acquisition of 90 days or less, compared to $17 million at December 30, 2003.

In February 2004, the Company refinanced $50 million of 6.15 percent medium-term notes by utilizing its unsecured credit facility. At June 30, 2004, debt was $616 million, $2 million below the December 31, 2003 balance. The debt-to-capital ratio at June 30, 2004 improved to 44.1 percent from 46.5 percent at December 31, 2003, primarily due to the net positive impact of the two discrete tax items on shareholders’ equity and higher operating income.

The Company made a $10 million discretionary contribution to its pension plans in June 2004 and a $10 million discretionary contribution in the first quarter of 2003. An additional discretionary contribution may be made during the balance of 2004. While no assurances can be given, the dividend level for the fourth quarter of 2004 is expected to remain at the third quarter level of $0.56 cents per share. The Company anticipates $11 million in environmental spending in 2004, an increase of $1 million from 2003. Capital expenditures for 2004, excluding any timberland acquisition opportunities, are expected to be approximately $98 million.

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

EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. For the three and six months ended June 30, 2004, EBITDA was $112 million and $193 million, $19 million and $37 million above the prior year periods, respectively. The increase in EBITDA for both periods was primarily due to higher operating income.

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three months ended June 30,
	2004	2003
Cash Provided by Operating Activities	$75.7	$69.5
Non-cash cost basis of land sold	(1.3)	(1.6)
Income tax expense	14.9	10.3
Interest expense	12.1	12.4
Working capital increase (decrease)	13.5	17.4
Other balance sheet changes	(2.4)	(14.2)

EBITDA	$112.5	$93.8

	Six months ended June 30,
	2004	2003
Cash Provided by Operating Activities	$157.7	$108.8
Non-cash cost basis of land sold	(9.2)	(4.6)
Income tax (benefit) expense	(28.5)	10.0
Interest expense	23.2	24.8
Working capital increase (decrease)	(5.1)	23.0
Other balance sheet changes	54.7	(6.4)

EBITDA	$192.8	$155.6

A non-cash expense critical to the economics of our Timber and Land business is the non-cash cost basis of land sold. EBITDA plus the non-cash cost basis of land sold for the three and six months ended June 30, 2004 totaled $114 million and $202 million, respectively.

Adjusted Cash Available for Distribution is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing like-kind exchange benefits). The Company defines Cash Available for Distribution as Cash Provided by Operating Activities less both custodial and discretionary capital spending and less the tax benefit on the exercise of stock options. (This is a slightly different definition than what was used in our first quarter reporting as a REIT). In compliance with recent Securities and Exchange Commission requirements for non-GAAP measures, the Company also reduces Cash Available for Distribution by mandatory debt repayments resulting in the Company’s measure entitled “Adjusted Cash Available for Distribution.”

Adjusted Cash Available for Distribution for the six months ended June 30, 2004, was $69.0 million, $4.8 million unfavorable to the prior year period. The decrease primarily resulted from an increase in mandatory debt repayments ($50 million) and higher capital spending ($2.9 million), mostly offset by higher cash provided by operating activities of $48.9 million. The Adjusted Cash Available for Distribution generated in the current period is not necessarily indicative of amounts that may be generated in future periods.

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted Cash Available for Distribution for the six months ended June 30:

	Six months ended June 30,
	2004	2003
Cash provided by Operating Activities	$157.7	$108.8
Capital spending	(35.5)	(32.7)
Tax benefit on exercise of stock options	(1.7)	(0.8)

Cash Available for Distribution	120.5	75.3
Mandatory debt repayments *	(51.5)	(1.5)

Adjusted Cash Available for Distribution	$69.0	$73.8

*	The mandatory repayments in 2004 include $50 million of debt that matured during the period and was refinanced through the Company’s bank facility. No discretionary debt repayments were made in the first six months of 2004, while $30 million were made in the first six months of 2003.

Liquidity Facilities

During the first quarter of 2004, the Company borrowed $50 million from its $250 million unsecured revolving credit facility to refinance 6.15 percent medium term notes that matured in February 2004. At June 30, 2004, the available borrowings from the Company’s revolving credit facility was $190 million. There were no facility borrowings outstanding prior to that time.

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

The covenants listed below are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect for Rayonier as of June 30, 2004 were as follows:

	Covenant Requirement	Actual ratio at June 30, 2004	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	6.59 to 1	4.09
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.99 to 1	2.01
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	3.71 to 1	1.21
Dividends paid should not exceed 90 percent of Covenant FFO	90%	44%	46%

The Company is currently in compliance with all of its financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the Company’s RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of approximately $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. At June 30, 2004 the amount of excess proceeds was approximately $16 million.

Equity Resources

In 1996, the Company began a Common Share repurchase program to minimize the dilutive effect of earnings per share of its employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares actually issued to employees during the year. In October 2000, the Company’s Board of Directors authorized repurchase of an additional 1.5 million shares. These shares were authorized separately from the 1.5 percent of outstanding shares anti-dilutive program, neither of which have expiration dates. Below is a summary of the share repurchases.

	Six Months Ended June 30,
	2004	2003
Shares authorized for repurchase	2,050,925	1,939,287
Shares repurchased	—	—
Cost of repurchased shares	$—	$—
Average cost per share	$—	$—

At June 30, 2004, the Company has $247 million available under its $500 million shelf registration filed with the Securities and Exchange Commission in 2003. As authorized by the Company’s Board of Directors, an acquisition shelf registration on Form S-4 covering 7,000,000 common shares was declared effective on May 10, 2004.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

In February 2004, the Company sold approximately 15,000 acres of timberland for approximately $25 million. As payment for this property, a 15-year installment note was received from the buyer, with a fixed interest rate of 5.17 percent. In addition, the buyer delivered an irrevocable letter of credit from a major banking institution that secures all payments of principal and interest under the installment note. In March 2004, the Company monetized the installment note by contributing the note and the letter of credit to a bankruptcy-remote limited liability subsidiary that meets the requirements of a qualified special purpose entity (QSPE) as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As such, the QSPE is not consolidated in the Company’s financial statements. Using the installment note and the letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes with a fixed interest rate of 5 percent and remitted cash of $22.5 million to the Company. At closing, the Company had an equity interest of $2.5 million in the QSPE. At March 31, 2004, the Company computed the fair market value of its interest in the QSPE to be $2.8 million and recognized a gain of $0.3 million in the first quarter of 2004. At June 30, 2004 the fair market value remained at $2.8 million. In addition, the Company calculated and recorded a guarantee liability of $43 thousand per FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, to reflect its obligation of up to $2.5 million under a make-whole agreement pursuant to which it guaranteed certain obligations of the QSPE. This guarantee obligation is also collateralized by the letter of credit.

The Company’s guarantee for the annual payment of the New Zealand Crown Forest licenses has three years remaining since the receiver for the primary obligor made the required 2004 payment. No other material changes to the Company’s guarantees or financial instruments such as letters of credit and surety bonds occurred during the first six months of 2004. See Note 10, Guarantees, for details on the outstanding letters of credit, surety bonds and total guarantees outstanding as of June 30, 2004.

Segment EBITDA

EBITDA (defined above) is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and six months ended June 30, 2004 and 2003 was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
EBITDA *
Timber and Land	$72.5	$76.1	$134.5	$121.7
Performance Fibers	39.1	22.3	63.6	39.8
Wood Products	9.2	1.3	13.3	1.7
Other Operations	2.2	(0.8)	4.5	(0.7)
Corporate and other	(10.5)	(5.1)	(23.1)	(6.9)

Total	$112.5	$93.8	$192.8	$155.6

* Item 5(a) provides a reconciliation of Cash Provided by Operating Activities by segment to EBITDA by segment for the three and six month periods presented above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including changes in foreign exchange rates, interest rates and commodity prices. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading or speculative purposes. See Note 9-Financial Instruments included in the Notes to the Condensed Consolidated Financial Statements.

Most of Rayonier’s revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk in its New Zealand operation related to foreign currency pricing and costs and periodically enters into foreign currency forward contracts to hedge the risks of foreign currency fluctuations. At June 30, 2004, the Company held foreign currency contracts to purchase New Zealand dollars maturing through April 2005 totaling $7.5 million. The fair value of outstanding foreign currency contracts at June 30, 2004 was a liability of approximately $0.1 million. Market risk resulting from a hypothetical 6-cent change in the New Zealand dollar/U.S. dollar exchange rate on the outstanding foreign currency contracts amounts to an approximate change of $0.7 million in pre-tax income/loss.

The fair market value of the Company’s long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost effectively place the debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At June 30, 2004, the Company had two interest rate swap agreements both maturing in 2007 that resulted in a liability with a fair market value of $1.0 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The Company periodically enters into commodity forward contracts to fix some of its fuel oil costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil prices. The Company does not enter into commodity forwards for trading or speculative purposes. As of June 30, 2004 the Company has commodity forward agreements on approximately 37 percent of the Company’s remaining 2004 estimated fuel oil consumption as well as 19 percent of the first quarter 2005 consumption. These contracts do not qualify for hedge accounting under SFAS No. 133 and are marked to market. The contracts’ market valuation as of June 30, 2004 resulted in a loss of $0.2 million which has been recorded in “Other Operating (Income) expense”.

For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2003 Annual Report on Form 10-K.

Safe Harbor

Comments about market trends; anticipated demand, pricing levels, sales, expenses, capital spending levels (including the expected costs of compliance with environmental regulations), earnings and dividend levels; the Company’s ability to meet future capital needs; the sufficiency of reserves; the availability of tax deductions and the ability of the Company to complete tax-efficient exchanges of real estate; future activities such as land sales, timberland purchases, timber harvests and manufacturing production levels; and the expected benefits from the Company’s REIT status, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for cellulose specialties, absorbent materials, timber, wood products or real estate; adverse weather conditions; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions; the Company’s ability to satisfy complex rules in order to qualify as a REIT; and implementation or revision of governmental policies and regulations affecting the environment, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see the Company’s 2003 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

On July 22, 2004 the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures as of June 30, 2004. Based on such evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures are well designed and effective in seeing that material information regarding the Company’s financial statement and disclosure obligations are promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner. The Company’s disclosure committee met with the Chief Executive Office and the Chief Financial Officer again on July 30, 2004 to finalize disclosure in this Form 10-Q.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 20, 2004 (the “Annual Meeting”). At that meeting, three directors were elected as follows:

	Votes For	Votes Withheld
Directors of Class I, Terms Expire in 2007
Ronald M. Gross	44,067,700	575,628
Thomas I. Morgan	44,128,514	514,814
Katherine D. Ortega	43,569,774	1,073,555

The following directors’ terms of office also continued after the Annual Meeting: Rand V. Araskog, Paul G. Kirk, Jr., W. Lee Nutter, Carl S. Sloane, Ronald Townsend and Gordon I. Ulmer.

At the Annual Meeting, votes were also taken to amend the Company’s Articles of Incorporation to increase the number of authorized Common Shares from 60 million to 120 million, and to amend the 2004 Incentive Stock and Management Bonus Plan (the 2004 Plan) to increase the number of available shares. The results of such votes were as follows:

Shares Being Voted with Regard to Amendment of Articles of Incorporation

For	Against	Abstain
42,078,624	2,453,818	110,886

Shares Being Voted with Regard to Amendment of the 2004 Plan

For	Against	Abstain
29,311,509	6,284,748	698,477

Abstentions and broker non-votes, as well as votes withheld, were not counted for or against a matter or nominee.

Item 5(a). Selected Supplemental Financial Data

	Three Months Ended			Six Months Ended
	June 30, 2004		June 30, 2003	June 30, 2004	June 30, 2003
Timber and Land
Sales volume - Timber
Northwest U.S., in millions of board feet	81		67	169	144
Southeast U.S., in thousands of short green tons	1,140		1,144	2,389	2,338
New Zealand, in thousands of metric tons	158		148	264	259
Timber Sales volume - Intercompany
Southeast U.S., in thousands of short green tons	21		2	21	5
New Zealand, in thousands of metric tons	—		26	—	45

Acres sold	4,796	*	12,415	21,846	32,123

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	115		106	216	205
Absorbent materials, in thousands of metric tons	75		69	143	147
Production as a percent of capacity	99.8%		95.9%	98.9%	96.8%

Wood Products
Lumber sales volume, in millions of board feet	91		73	174	144
Medium-density fiberboard sales volume, in thousands of cubic meters	40		41	79	82

*	Excludes 5,487 acres associated with a Northeast Florida sale ( $26 million) in which we had timber lease rights.

Item 5(a). Selected Supplemental Financial Data (millions of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Geographical Data (Non-U.S.)
Sales
New Zealand	$24.3	$22.0	$44.1	$40.5
Other	9.4	2.9	15.4	7.5

Total	$33.7	$24.9	$59.5	$48.0

Operating income (loss)
New Zealand	$0.2	$1.7	$(0.8)	$3.2
Other	(0.5)	(0.5)	(1.0)	(0.9)

Total	$(0.3)	$1.2	$(1.8)	$2.3

Timber
Sales
Northwest U.S.	$22.0	$15.0	$46.2	$35.3
Southeast U.S.	20.6	18.3	44.1	37.7
New Zealand	6.7	5.2	12.1	9.1

Total	$49.3	$38.5	$102.4	$82.1

Operating income (loss)
Northwest U.S.	$11.9	$7.3	$25.8	$19.9
Southeast U.S.	6.2	3.9	14.5	8.1
New Zealand	2.0	0.4	2.6	0.3

Total	$20.1	$11.6	$42.9	$28.3

Item 5(a). Selected Supplemental Financial Data * (millions of dollars)

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

Three Months Ended June 30, 2004	Timber and Land	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
Cash provided by operating activities	$80.0	$30.6	$8.0	$(0.7)	$(42.2)	$75.7
Less: Non-cash cost basis of land sold	(1.1)	—	—	(0.2)	—	(1.3)
Income tax expense	—	—	—	—	14.9	14.9
Add: Interest expense	—	—	—	—	12.1	12.1
Working capital increases (decreases)	(3.6)	8.3	1.2	3.3	4.3	13.5
Other balance sheet changes	(2.8)	0.2	—	(0.2)	0.4	(2.4)

EBITDA	$72.5	$39.1	$9.2	$2.2	$(10.5)	$112.5

Three Months Ended June 30, 2003	Timber and Land	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
Cash provided by operating activities	$80.4	$25.7	$0.4	$0.8	$(37.8)	$69.5
Less: Non-cash cost basis of land sold	(1.5)	—	—	(0.1)	—	(1.6)
Income tax expense	—	—	—	—	10.3	10.3
Add: Interest expense	—	—	—	—	12.4	12.4
Working capital increases (decreases)	(1.3)	(2.9)	1.6	(2.1)	21.5	16.8
Other balance sheet changes	(1.5)	(0.5)	(0.7)	0.6	(11.5)	(13.6)

EBITDA	$76.1	$22.3	$1.3	$(0.8)	$(5.1)	$93.8

Six Months Ended June 30, 2004	Timber and Land	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
Cash provided by operating activities	$154.0	$46.3	$9.4	$5.9	$(57.9)	$157.7
Less: Non-cash cost basis of land sold	(9.0)	—	—	(0.2)	—	(9.2)
Income tax benefit	—	—	—	—	(28.5)	(28.5)
Add: Interest expense	—	—	—	—	23.2	23.2
Working capital increases (decreases)	(11.4)	15.9	4.0	(0.5)	(13.1)	(5.1)
Other balance sheet changes	0.9	1.4	(0.1)	(0.7)	53.2	54.7

EBITDA	$134.5	$63.6	$13.3	$4.5	$(23.1)	$192.8

Six Months Ended June 30, 2003	Timber and Land	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
Cash provided by operating activities	$129.8	$37.1	$(1.8)	$6.2	$(62.5)	$108.8
Less: Non-cash cost basis of land sold	(4.4)	—	—	(0.2)	—	(4.6)
Income tax expense	—	—	—	—	10.0	10.0
Add: Interest expense	—	—	—	—	24.8	24.8
Working capital increases (decreases)	(1.4)	2.9	3.6	(7.1)	25.0	23.0
Other balance sheet changes	(2.3)	(0.2)	(0.1)	0.4	(4.2)	(6.4)

EBITDA	$121.7	$39.8	$1.7	$(0.7)	$(6.9)	$155.6

*	Unusual, non-trade intercompany items between the segments have been eliminated.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index

(b)	Reports on Form 8-K:

1)	On April 29, 2004, Rayonier filed a report on Form 8-K to announce first quarter 2004 earnings.

2)	On May 6, 2004, Rayonier filed a report on Form 8-K to announce that the Company has agreed to acquire 83,000 acres of timberland in Alabama.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Vice President and Corporate Controller

July 30, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	Filed herewith

3.2	By-laws	No amendments

4	Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission.

10	Material contracts	None

11	Statement re: computation of per share earnings	Not required to be filed

12	Statement re: computation of ratios	Filed herewith

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

19	Report furnished to security holders	None

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	None

24	Power of attorney	None

31	Certifications	Filed herewith

32	Certification of periodic financial reports under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith