Form 10-Q
period 2004-09-30
RAYONIER INC
filed 2004-10-29
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 25, 2004 there were outstanding 49,832,332 Common Shares of the Registrant.

RAYONIER INC.

FORM 10-Q

SEPTEMBER 30, 2004

i

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
SALES	$278,879	$267,629	$909,492	$829,434

Costs and Expenses
Cost of sales	236,427	231,824	722,801	701,427
Selling and general expenses	12,992	16,137	45,832	39,148
Other operating (income) expense, net	(1,731)	(1,992)	(3,171)	(5,996)

	247,688	245,969	765,462	734,579

OPERATING INCOME	31,191	21,660	144,030	94,855
Interest expense	(11,598)	(12,055)	(34,740)	(36,853)
Interest and miscellaneous income (expense), net	743	796	1,810	2,287

INCOME BEFORE TAXES	20,336	10,401	111,100	60,289
Income tax (expense) benefit, net (Note 5)	3,788	(2,309)	32,272	(12,289)

NET INCOME	24,124	8,092	143,372	48,000
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on hedged transactions, net of income tax expense (benefit) of $141, ($109), ($302) and ($118)	261	(201)	(559)	(219)
Foreign currency translation adjustment	6,551	9,855	1,722	9,855
Minimum pension liability adjustment	—	—	(2,497)	—

COMPREHENSIVE INCOME	$30,936	$17,746	$142,038	$57,636

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE	$0.48	$0.19	$2.89	$1.15

DILUTED EARNINGS PER SHARE	$0.47	$0.19	$2.82	$1.13

See Notes to Condensed Consolidated Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands of dollars)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,550	$21,397
Accounts receivable, less allowance for doubtful accounts of $1,558 and $2,225	92,211	91,412
Inventory
Finished goods	73,368	66,359
Work in process	7,950	7,972
Raw materials	6,939	11,304
Manufacturing and maintenance supplies	8,529	9,226

Total inventory	96,786	94,861
Timber purchase agreements	12,384	9,038
Income tax receivable	19,354	9,487
Other current assets	19,044	18,369

Total current assets	281,329	244,564

TIMBER PURCHASE AGREEMENTS	2,485	2,944
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,057,367	994,811
PROPERTY, PLANT AND EQUIPMENT
Land	22,892	22,966
Buildings	123,148	119,570
Machinery and equipment	1,288,706	1,271,988

Total property, plant and equipment	1,434,746	1,414,524
Less - accumulated depreciation	973,273	912,292

	461,473	502,232

OTHER ASSETS	111,960	94,129

	$1,914,614	$1,838,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$59,772	$65,312
Bank loans and current maturities of long-term debt	3,575	3,545
Accrued taxes	44,204	10,543
Accrued payroll and benefits	22,254	19,105
Accrued interest	15,002	4,539
Accrued customer incentives	7,586	10,191
Other current liabilities	32,927	21,916
Current reserves for dispositions and discontinued operations	15,396	12,135

Total current liabilities	200,716	147,286

DEFERRED INCOME TAXES	71,351	121,814
LONG-TERM DEBT	611,909	614,935
NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	132,047	140,177
OTHER NON-CURRENT LIABILITIES	106,206	103,362
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 49,829,913 and 49,018,316 shares issued and outstanding	387,444	364,810
Retained earnings	415,935	355,956
Accumulated other comprehensive income (loss)	(10,994)	(9,660)

	792,385	711,106

	$1,914,614	$1,838,680

See Notes to Condensed Consolidated Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$143,372	$48,000
Non-cash items included in income:
Depreciation, depletion and amortization	115,682	119,391
Non-cash cost of land sales	9,956	5,681
Deferred income tax (benefit) expense	(46,255)	6,832
(Increase) decrease in accounts receivable	(723)	5,878
Increase in inventory	(8,782)	(7,844)
Decrease in accounts payable	(5,541)	(6,562)
Increase in current timber purchase agreements and other current assets	(5,510)	(1,460)
Increase in accrued liabilities	44,158	4,950
Increase in other non-current liabilities	6,216	1,228
(Increase) decrease in timber purchase agreements and other assets	(13,602)	3,829
Expenditures for dispositions and discontinued operations	(4,869)	(7,123)

CASH PROVIDED BY OPERATING ACTIVITIES	234,102	172,800

INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales and retirements	(53,576)	(53,360)
Purchase of Alabama timberlands (Note 6)	(89,264)	—
Purchase of assets previously leased	—	(5,363)

CASH USED FOR INVESTING ACTIVITIES	(142,840)	(58,723)

FINANCING ACTIVITIES
Issuance of debt	116,000	42,500
Repayment of debt	(118,772)	(75,247)
Dividends paid	(83,263)	(32,738)
Cash paid in lieu of fractional shares	—	(173)
Issuance of common shares	14,669	19,129

CASH USED FOR FINANCING ACTIVITIES	(71,366)	(46,529)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	257	(53)

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	20,153	67,495
Balance, beginning of year	21,397	18,924

Balance, end of period	$41,550	$86,419

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$23,189	$28,875

Income taxes	$1,542	$16,215

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

Reclassifications

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$24,124	$8,092	$143,372	$48,000

Shares used for determining basic earnings per common share	49,720,050	42,133,413	49,539,375	41,867,879
Dilutive effect of:
Stock options	976,237	497,690	967,514	349,791
Contingent performance shares	427,144	332,249	427,144	340,235

Shares used for determining diluted earnings per common share	51,123,431	42,963,352	50,934,033	42,557,905

Basic earnings per common share	$0.48	$0.19	$2.89	$1.15

Diluted earnings per common share	$0.47	$0.19	$2.82	$1.13

On December 19, 2003, the Company paid a special dividend consisting of 6,351,975 shares of common stock and $61 million in cash in conjunction with the Company’s conversion to a Real Estate Investment Trust. The following reflects the pro forma results for diluted earnings per share for the three and nine months ended September 30, 2003 giving effect to the special dividend:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net income	$8,092	$48,000

Diluted earnings per share
As reported	$0.19	$1.13
Pro forma	$0.16	$0.98

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

3.	INCENTIVE STOCK PLANS

The Company accounts for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock and Management Bonus Plan (the 2004 Plan). The 2004 Plan, as amended May 20, 2004 by shareholder approval, provides for 4.5 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations.

Pursuant to the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table provides a reconciliation for the three and nine months ended September 30, 2004 and 2003 that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, Accounting for Stock Based Compensation, net of related income tax effects, and shows the reported and pro forma earnings per share amounts. The common shares issued for the December 19, 2003 special stock dividend (see Note 2, Earnings Per Common Share) have not been reflected in the 2003 earnings per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$24,124	$8,092	$143,372	$48,000
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	1,367	1,338	4,365	3,515
Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,655)	(1,315)	(5,025)	(3,944)

Pro forma net income	$23,836	$8,115	$142,712	$47,571

Earnings per share:
Basic, as reported	$0.48	$0.19	$2.89	$1.15
Basic, pro forma	$0.48	$0.19	$2.88	$1.14

Diluted, as reported	$0.47	$0.19	$2.82	$1.13
Diluted, pro forma	$0.47	$0.19	$2.80	$1.12

4.	REAL ESTATE INVESTMENT TRUST (REIT) - LEGAL AND TAX CONVERSION

Effective January 1, 2004, the Company elected REIT tax treatment for its U.S. timber operations, and therefore is not generally required to pay federal income taxes contingent upon the Company meeting applicable distribution, income, asset and shareholder and other tests. The REIT-qualifying operations are mostly conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). Other non-REIT qualifying and foreign operations, referred to collectively as being conducted by the “taxable REIT subsidiaries,” continue to pay corporate-level tax on earnings. These operations include the Company’s Performance Fibers, New Zealand timber and Wood Products businesses, as well as the Company’s Higher-and-Better-Use (HBU) land sales activities. REIT conversion costs were approximately $5 million during each of the nine month periods ended September 30, 2004 and 2003.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In order to comply with IRS regulations applicable to REITs, the Company was required to distribute to common shareholders its pre-REIT undistributed accumulated taxable earnings and profits. In December 2003, the Company paid a special dividend, consisting of 6.4 million common shares valued at $253 million and cash of $61 million, to satisfy this requirement.

5.	INCOME TAXES

As a REIT, if certain requirements are met, only the taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property from the REIT during the first ten years following the election to be taxed as a REIT.

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland that will be sold within the next ten years and retained a deferred tax liability for the expected income tax on the book-tax differences of such built-in gains. The Company will be required to revise this estimate periodically based upon any changes to expected sales of such timberland. The Company also retained the estimated deferred tax liability related to open tax audit issues. All deferred tax liabilities and assets related to taxable REIT subsidiaries have also been retained. The remaining deferred tax liability of $78 million resulting from U.S. timberland temporary differences was reversed in the first quarter of 2004 and recorded as an income tax benefit.

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

Upon filing its 2003 federal income tax return in the third quarter, the Company recorded an additional $1.4 million of tax benefits in its provision and reclassified $10 million of tax benefits from its deferred tax liability to a current asset in recognition of an additional refund forthcoming. At September 30, 2004, the Company had $19.4 million classified as a current income tax receivable, which was received from the Internal Revenue Service in October.

6.	LIKE-KIND REAL ESTATE EXCHANGES

Under current law, the built-in gains tax from the sale of REIT property referred to in Note 5, Income Taxes, can be eliminated if sales proceeds from relinquished properties are reinvested in similar property within required time periods as outlined in Internal Revenue Code (IRC) Section 1031 regarding like-kind exchanges, so long as the replacement property is owned at least until expiration of the ten-year period referred to in Note 5. However, this does not restrict the Company’s ability to sell timber on a pay-as-cut basis from such replacement property during the 10-year holding period.

In the second quarter of 2004 the Company sold approximately $30 million of REIT property (primarily timberland lease rights) to third parties. As of the June 30, 2004 Form 10-Q filing, the Company was in the process of acquiring 83,000 acres of timberlands in southern Alabama (the Andalusia property) for $89 million from Great Eastern Timber Company, LLC. At that time, the Company was not assured that it could complete the acquisition within the time frame required by IRC Section 1031, and as such, recorded $9 million in income tax expense.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In August 2004, the Company completed the acquisition. This transaction served as the replacement property in the exchange. The properties exchanged consisted of $54 million of the Company’s REIT property sold to our taxable REIT subsidiary for subsequent sale to third parties as HBU land and $35 million of timberlands and timberland lease rights sold to third parties ($30 million of which were sold in the second quarter of 2004). The intercompany sale to the taxable REIT subsidiary has been eliminated in consolidation. As a result of the closing of the Andalusia acquisition, the $9 million of income tax expense recorded in the second quarter of 2004 was reversed generating a benefit in the third quarter of 2004. The total tax benefit resulting from the like-kind exchange transaction will be $11 million or $.22 per share, of which $10 million or $.20 per share was realized in the third quarter.

7.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the nine months ended September 30, 2004 and the year ended December 31, 2003 is shown below.

	Common Shares		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Shareholders’ Equity
(Share and per share amounts not in thousands)	Shares	Amount
Balance, January 1, 2003	41,575,794	$76,613	$(30,938)	$664,037	$709,712
Net income	—	—	—	49,972	49,972
Dividends ($1.05 per share)	—	—	—	(44,248)	(44,248)
Special dividend-common stock	6,351,975	252,650	—	(252,650)	—
Special dividend-cash	—	—	—	(61,155)	(61,155)
Issuance of shares under incentive stock plans	1,090,547	30,951	—	—	30,951
Cash in lieu of fractional shares	—	(173)	—	—	(173)
Unrealized gain on hedged transactions	—	—	44	—	44
Minimum pension liability adjustments	—	—	(925)	—	(925)
Tax benefit on exercise of stock options	—	4,769	—	—	4,769
Foreign currency translation adjustment	—	—	22,159	—	22,159

Balance, December 31, 2003	49,018,316	364,810	(9,660)	355,956	711,106
Net income	—	—	—	143,372	143,372
Dividends ($1.68 per share)	—	—	—	(83,393)	(83,393)
Issuance of shares under incentive stock plans	811,597	19,094	—	—	19,094
Unrealized loss on hedged transactions	—	—	(559)	—	(559)
Minimum pension liability adjustments	—	—	(2,497)	—	(2,497)
Tax benefit on exercise of stock options	—	3,540	—	—	3,540
Foreign currency translation adjustment	—	—	1,722	—	1,722

Balance, September 30, 2004	49,829,913	$387,444	$(10,994)	$415,935	$792,385

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

In the first quarter of 2004, the Company began recording gains and losses from the maturity of New Zealand dollar forward currency contracts, used to hedge New Zealand dollar expenditures in its medium density fiberboard operations, within the Wood Products segment to better reflect results. Prior to 2004, such gains and losses were recorded in Corporate and Other. The gains from matured contracts for the three and nine months ended September 30, 2004 totaled $0.1 million and $1.3 million, respectively. Prior year gains for the three and nine months ended September 30, 2003 were $0.5 million and $1.7 million, respectively. All prior periods have been restated to reflect the reclassification between segments. The Company’s Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows have not changed.

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and dispositions were as follows:

	September 30, 2004	December 31, 2003
ASSETS
Timber and Land	$1,130,547	$1,062,665
Performance Fibers	493,827	517,900
Wood Products	123,946	129,393
Other Operations	39,556	40,696
Corporate	121,440	82,662
Dispositions	5,298	5,364

Total	$1,914,614	$1,838,680

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
SALES
Timber and Land	$46,465	$59,281	$222,556	$212,084
Performance Fibers	142,643	131,908	427,976	392,493
Wood Products	44,241	35,568	126,506	96,992
Other Operations	45,767	41,666	132,987	129,365
Intersegment Eliminations	(237)	(794)	(533)	(1,500)

TOTAL	$278,879	$267,629	$909,492	$829,434

OPERATING INCOME (LOSS)

Timber and Land	$17,487	$32,044	$119,095	$117,056
Performance Fibers	16,722	1,501	41,182	3,048
Wood Products	3,986	(738)	9,882	(5,069)
Other Operations	709	(247)	4,957	(1,099)
Corporate and other	(7,713)	(10,900)	(31,086)	(19,081)

TOTAL	$31,191	$21,660	$144,030	$94,855

DEPRECIATION, DEPLETION AND AMORTIZATION

Timber and Land	$12,043	$14,587	$44,363	$51,218
Performance Fibers	20,196	20,234	58,919	58,096
Wood Products	4,337	3,476	11,735	9,535
Other Operations	142	90	408	261
Corporate and other	96	82	257	281

TOTAL	$36,814	$38,469	$115,682	$119,391

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

Foreign Currency Forward Contracts

In the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2004, gains of approximately $0.1 million and $1.3 million, respectively, were recorded on foreign currency contracts that matured, plus the time value changes for outstanding contracts. The Company also had unrealized mark-to-market after-tax gains of approximately $0.2 million and $0.8 million recorded in “Accumulated Other Comprehensive Income (Loss)” (AOCI) in the Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003, respectively. When the forecasted transactions mature, the amounts in AOCI will be reclassified to the Consolidated Statements of Income and Comprehensive Income. The Company expects to reclassify the September 30, 2004 AOCI amount into earnings over the next nine months.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

At September 30, 2004, the Company held $6.8 million of New Zealand dollar foreign currency contracts maturing through June 2005. The largest amount of foreign currency forward contracts outstanding during the first nine months of 2004 was $10 million.

Interest Rate Swap Agreements

In April 2003, RFR entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and nine months ended September 30, 2004, this swap agreement decreased the Company’s interest expense by $0.1 million and $0.5 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in a liability of approximately $0.1 million and a corresponding decrease in debt at September 30, 2004.

In April 2004, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from fixed rate to six month LIBOR plus 4.7825 percent and qualifies as a fair value hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and nine months ended September 30, 2004 this swap agreement decreased interest expense by $0.2 million and $0.4 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in an asset of approximately $0.2 million and a corresponding increase in debt at September 30, 2004.

Commodity Swap Agreements

The Company periodically enters into commodity forward contracts to fix some of its fuel oil and natural gas costs for its Performance Fibers and lumber mills. These contracts do not qualify for hedge accounting under SFAS No. 133 and instead are required to be marked-to-market. During the three and nine months ended September 30, 2004, the Company realized a loss of $0.1 million and a gain of $0.4 million, respectively, on fuel oil forward contracts that matured. The mark to market adjustment to outstanding fuel oil forward contracts at September 30, 2004 and December 31, 2003 resulted in gains of $0.4 million and $0.1 million, respectively. These amounts were recorded in “Other Operating Income/Expense.”

A summary of outstanding fuel oil forward contracts as of September 30, 2004 is shown below:

Volume (barrels)	Average price per barrel	Maturity	Percentage of Estimated Quarterly Consumption
140,000	$24.76	4th quarter 2004	72%
75,000	$25.55	1st quarter 2005	38%
75,000	$26.55	2nd quarter 2005	38%
85,000	$26.59	3rd quarter 2005	43%

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In the third quarter of 2004, the Company entered into natural gas forward contracts. The amounts recorded for the mark-to-market adjustment at September 30, 2004 and the impact from contracts that matured during the quarter were insignificant.

A summary of outstanding natural gas forward contracts as of September 30, 2004 is shown below:

Decatherms	Average price per decatherm	Maturity	Percentage of Estimated Quarterly Consumption
180,000	$6.10	4th quarter 2004	76%
75,000	$6.81	1st quarter 2005	35%

10.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of September 30, 2004, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$76,496	$61,410
Guarantees (2)	6,818	43
Surety bonds (3)	15,793	403

Total	$99,107	$61,856

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit expire at various dates during 2004 and 2005 and are typically rolled over as required.
(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. As of September 30, 2004 three years of obligations remained, estimated at $1.4 million per year. The buyer of the property is the primary obligor and has posted a performance bond with the New Zealand government. Although the New Zealand government will demand payment from the buyer’s bankers pursuant to the bond if the buyer fails to pay the obligations, the Company would have to perform under the guarantee if the bankers subsequently defaulted and sought legal redress from the buyer. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The Company expects the buyer’s bond to be sufficient to cover the remaining license obligations.

In conjunction with a first quarter 2004 timberland sale and note monetization, the Company issued a guarantee of $2.5 million to reflect its obligation to perform under a make-whole agreement.

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

On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS), arising from an issue in dispute regarding the Company’s 1996 and 1997 federal tax returns, which could have resulted in an additional tax liability of $28.3 million. The Company has been discussing this issue with the IRS since 1999, and in the first quarter of 2003 it accepted a proposal from the IRS in order to expedite the resolution of the matter. Under the IRS initiative the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003 tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold, to reflect the maximum 90 percent disallowance set forth in the initiative. In 2003, the Company deposited $6.4 million with the IRS, representing $3.7 million in tax and $2.7 million in interest, in anticipation of audit settlements pertaining to this issue. Final resolution of this matter is likely to occur in the next 12 months.

In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western Division of Washington to recover approximately $3.2 million in costs allegedly incurred by the Environmental Protection Agency (EPA) in 1997 to conduct an Expanded Site Investigation at the Company’s Port Angeles mill site (closed in 1997) and related properties. Rayonier challenged the EPA’s authority to recover this type of cost, as well as the validity of the amount spent. Trial in this matter commenced February 2, 2004 and concluded on February 24. On February 25, the court held that the United States was entitled only to approximately $0.7 million of the approximately $3.2 million claimed and denied a request by the United States for an order permitting it to recover future costs relating to the Port Angeles site and related properties. The United States filed a notice of appeal of the court’s decision, but on October 25, 2004 subsequently filed a motion to withdraw its appeal. The Company will not oppose this motion and it is expected that the court will dismiss the appeal. The Company’s reserves are adequate to cover the estimated costs of this matter, which will not have a material effect on the Company’s financial position, liquidity or results of operations.

Between 1985 and 1995, Southern Wood Piedmont (SWP), a subsidiary of the Company, sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the EPA and the Louisiana Department of Environmental Quality (LDEQ) in June 1990, in United States District Court for the Western District of Louisiana, against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from Company sites that are still owned and retained by the processor. Currently there are no claims pending against the Company or SWP by the EPA or the LDEQ. However, both have indicated that they believe SWP may be liable for some portion of the costs of clean-up and disposal of the recycled material sent to the processing site by SWP. If no settlement is reached in this matter, trial is scheduled to begin in January 2005. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at September 30, 2004 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute.

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

The EPA finalized its Cluster Rules governing air emissions from pulp and paper mills in 1998 but, due to the unique nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s Performance Fibers mills and two other dissolving pulp mills. In late 2003, EPA informed the Company that it was delegating its Cluster Rule rulemaking authority for the mills of the Company and the other

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

two dissolving pulp mills to the environmental agencies of the respective states. The Company will continue to work with the EPA and the applicable environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, future capital costs associated with existing environmental rules may be delayed, but in any event, would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may prevent timber harvesting, road building and other activities on private lands, including a portion of the Company’s timberlands. In the Northwest, in particular, over the past several years the harvest of timber from parts of the Company’s timberlands in the State of Washington has been both temporarily and permanently restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report, which led the Washington Forest Practices Board to adopt rules further restricting timber harvesting within buffers along streams with fish habitat.

The Company’s past practice in the Northwest had been to exclude timber volumes from its merchantable timber inventory that are located in restricted areas as they are identified during harvesting or acreage surveys. In the second quarter of 2004, the Company identified additional restricted buffers along streams that will limit or prohibit logging and as a result reduced its merchantable inventory timber estimate from 1,732 million board feet to 1,438 million board feet. No additional revisions were required in the third quarter of 2004.

In the second quarter of 2004, the Company also began excluding timber left in buffer zones from its inventory of merchantable timber in the Southeast U.S. in order to meet Sustainable Forestry Initiative guidelines, which is a voluntary set of forest management standards followed by many leading companies in the forest products industry. The revised estimate reduced its total merchantable inventory in the Southeast U.S. by approximately 1 percent.

These restrictions have caused Rayonier over time to restructure and reschedule its harvest plans and have reduced the total volume of timber available for harvest. For the most part, however, these restrictions and the attendant reductions in merchantable timber inventory had been anticipated and the Company expects to sustain past harvest levels in the foreseeable future. Changes in merchantable inventory volumes discussed above were implemented in the second quarter of 2004 and are estimated to increase 2004 depletion expense by $0.5 million.

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

During the first nine months of 2004, expenditures of $4.9 million for monitoring and remediation activities were charged to the reserves. An analysis of activity in the reserves for dispositions and discontinued operations for the nine months ended September 30, 2004 and the year ended December 31, 2003, is as follows:

	September 30, 2004	December 31, 2003
Balance, January 1	$152,312	$162,197
Expenditures charged to reserves	(4,869)	(9,885)

Balance, end of period	147,443	152,312
Less: Current portion	(15,396)	(12,135)

Non-current portion	$132,047	$140,177

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Rayonier has identified three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as individually material and separate disclosure was presented in the Company’s 2003 Annual Report on Form 10-K. There have not been any significant changes in these sites’ reserve requirements for the nine months ended September 30, 2004, and therefore separate disclosure is not presented herein. For an analysis of the reserve activity for the two years ended December 31, 2003 and a brief description of these individually material sites, see the Company’s 2003 Annual Report on Form 10-K, Note 14 to Consolidated Financial Statements.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites. As of September 30, 2004, this amount is estimated at $8 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, and changes in laws, regulations and administrative interpretations and in environmental remediation technology. Excluded from this estimate are two sites for which the Company is not able to determine reasonably possible additional losses. Evaluation of these sites is in preliminary stages.

Rayonier currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2004 and 2005 will be approximately $8 million and $12 million, respectively. Such costs will be charged against Rayonier’s reserves for dispositions and discontinued operations, which include environmental monitoring and remediation costs. The Company believes established reserves are sufficient for costs expected to be incurred over the next 25 to 30 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and contamination source control. The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors, including, but not limited to, necessity for additional or different investigation or remediation, changes in environmental remediation technologies, the discovery and extent of migration of any contamination off-site, remedial remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, the potential for “brownfields” (environmentally impacted site considered for re-development) treatment of all or a portion of a site could accelerate expenditures, as well as impact the amount and/or type of remediation required, as could new laws, regulations and administrative actions. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

As of September 30, 2004 and December 31, 2003 Rayonier had $8 million of receivables from insurance claims, net of reserves for uncollectibility, included in “Other Assets.” Such receivables represent the Company’s claim for reimbursements in connection with property damage settlements relating to SWP’s wood preserving and ERD discontinued operations.

13.	EMPLOYEE BENEFIT PLANS

The Company’s unfunded pension liability as of December 31, 2003 was $64.4 million. The Company made a discretionary pension plan contribution of $10 million during the second quarter of 2004 and additional discretionary contributions of $10.3 million during the third quarter of 2004. The Company also made required pension contributions of $0.1 million in the second quarter, $0.5 million in the third quarter and $0.1 million in October.

The Medicare Prescription Drug, Improvement and Modernization Act (the Act) was enacted in December 2003. The Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit provided by Medicare Part D. The Company is currently unable to conclude whether the benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act. The Company’s actuary is currently in the process of determining the actuarially equivalent benefit, and as such, the effects of this Act have not been reflected in the accumulated postretirement benefit obligation or net periodic postretirement benefit cost.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In conjunction with the FASB revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, issued in December 2003, the following table sets forth the components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003:

	Pension		Postretirement
	Three months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$1,709	$1,660	$173	$161
Interest cost	3,051	2,801	482	483
Expected return on plan assets	(3,404)	(3,178)	—	—
Amortization of prior service cost	376	401	77	72
Amortization of losses	786	337	189	153
Amortization of transition asset	(1)	(50)	—	—

Net periodic benefit cost	$2,517	$1,971	$921	$869

	Pension		Postretirement
	Nine months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$5,143	$4,980	$519	$483
Interest cost	9,153	8,403	1,446	1,449
Expected return on plan assets	(9,821)	(9,533)	—	—
Amortization of prior service cost	1,128	1,202	231	216
Amortization of losses	2,358	1,011	567	459
Amortization of transition asset	(2)	(149)	—	—

Net periodic benefit cost	$7,959	$5,914	$2,763	$2,607

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Foreign currency translation adjustments	$23,881	$22,159
Unrealized gains on hedged transactions	189	748
Minimum pension liability adjustments	(35,064)	(32,567)

Total	$(10,994)	$(9,660)

The increase in net foreign currency translation gains was due to the change in the New Zealand to U.S. dollar exchange rate in the third quarter of 2004. In the first quarter of 2004, the Company reduced the tax benefit relating to additional minimum pension liabilities by $2.5 million due to its conversion to a REIT on January 1, 2004.

15.	FUNCTIONAL CURRENCY

On August 1, 2003, the Company changed the functional currency of its New Zealand-based timber and log trading operations from the U.S. dollar to the New Zealand dollar. In accordance with SFAS No. 52, Foreign Currency Translation, non-monetary assets such as inventories, timberlands, and property, plant and equipment were remeasured from historical exchange rates to the current exchange rate in effect as of August 1, 2003. This remeasurement resulted in a foreign currency translation gain recorded in AOCI. At September 30, 2004 and December 31, 2003, the cumulative foreign currency translation gains recorded in AOCI were $23.9 million and $22.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Use of Estimates

The preparation of Rayonier’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. As a result of its Real Estate Investment Trust (REIT) tax status conversion, the Company updated its critical accounting policy relating to income taxes in the second quarter 2004 Form 10-Q filing. For a full description of the Company’s other critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K.

Segment Information

Rayonier operates in three reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber and Land, Performance Fibers, and Wood Products. The Timber and Land segment’s strategies include buying, managing and selling timberlands, selling timber, and selling Higher-and-Better-Use (HBU) timberland to be used for conservation, real estate development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Land sales. Timber sales include all activities that relate to the growing and harvesting of timber, while Land sales include the sale of all timberland tracts, including those designated for HBU. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment includes lumber and medium-density fiberboard (MDF). The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

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

Results of Operations, Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003.

Sales for the three and nine months ended September 30, 2004 increased over the comparable prior year periods primarily due to stronger prices across all product lines, higher cellulose specialties and Northwest U.S. timber volumes, and improved trading activity. Operating income was also favorable due to the price and volume increases, as well as lower performance fibers manufacturing costs. These favorable variances were partially offset by lower land sales and higher wood products manufacturing costs. Net income and earnings per share for the three and nine months ended September 30, 2004 were also above comparable prior year periods as a result of the higher operating income, lower interest expense and lower taxes. Net income and earnings per share for the nine months ended September 30, 2004, before being favorably impacted by $50 million or $0.98 per share of net tax benefits related to the Company’s conversion to a REIT on January 1, 2004, was $93 million or $1.84 per share compared to $48 million or $0.98 per share a year ago (pro forma for the December 19, 2003 special dividend). Third quarter 2004 results included an income tax benefit of $10 million or $0.20 per share from like-kind exchange transactions. Cash flow provided by operating activities for the nine months ended September 30, 2004 was $234 million, while Adjusted Cash Available for Distribution (a non-GAAP measure reconciled on page 24) was $94 million.

Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales
Timber and Land
Timber	$39.2	$32.5	$141.6	$114.6
Land	7.3	26.8	81.0	97.5

Total Timber and Land	46.5	59.3	222.6	212.1

Performance Fibers
Cellulose Specialties	103.3	94.3	303.6	273.1
Absorbent Materials	39.4	37.6	124.4	119.4

Total Performance Fibers	142.7	131.9	428.0	392.5

Wood Products
Lumber	33.2	24.6	95.3	66.8
MDF	11.0	11.0	31.2	30.2

Total Wood Products	44.2	35.6	126.5	97.0

Other operations	45.8	41.6	133.0	129.3
Intersegment Eliminations	(0.3)	(0.8)	(0.6)	(1.5)

Total Sales	$278.9	$267.6	$909.5	$829.4

Operating Income (Loss)
Timber and Land
Timber	$12.6	$8.5	$55.5	$36.8
Land	4.9	23.6	63.6	80.3

Total Timber and Land	17.5	32.1	119.1	117.1

Performance Fibers	16.7	1.6	41.2	3.1

Wood Products
Lumber	5.2	0.6	13.0	(3.5)
MDF	(1.3)	(1.4)	(3.2)	(1.6)

Total Wood Products	3.9	(0.8)	9.8	(5.1)

Other operations	0.8	(0.3)	5.0	(1.1)
Corporate and other expenses / eliminations	(7.7)	(10.9)	(31.1)	(19.1)

Total Operating Income	31.2	21.7	144.0	94.9
Interest Expense	(11.5)	(12.1)	(34.7)	(36.9)
Interest/Other Income	0.7	0.8	1.8	2.3
Income tax (expense) benefit	3.8	(2.3)	32.3	(12.3)

Net Income	$24.2	$8.1	$143.4	$48.0

Diluted Earnings Per Share	$0.47	$0.19	$2.82	$1.13

Timber and Land

Third quarter sales declined $12.8 million, year over year, due to lower land sales partly offset by higher timber prices.

In the Northwest U.S., the Company’s average timber prices for the three months ended September 30, 2004 increased 18 percent over the prior year period due primarily to strong demand from lumber mills driven by an upturn in prices caused by the robust housing market and a decrease in the Canadian logs supplied to U.S. mills. Harvest volume increased during the third quarter due to these items in addition to the remaining timber harvest that was deferred in the fourth quarter of 2003 as a result of sales contract term revisions the Company made in preparation for its REIT conversion on January 1, 2004. In the Southeast U.S., timber harvest volumes declined 27 percent over the prior year period primarily as a result of flooding from the hurricanes in September. Although prices declined marginally late in the quarter due to hurricanes, average prices were 12 percent above prior year. In New Zealand, timber stumpage prices were above the prior year levels despite oversupply conditions in regional and export log markets; however, volumes were lower.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Other *	Foreign Exchange	2004
Three months ended September 30,
Timber	$32.5	$4.4	$(0.6)	$2.4	$0.5	$39.2
Land	26.8	(2.9)	(16.6)	—	—	7.3

Total Sales	$59.3	$1.5	$(17.2)	$2.4	$0.5	$46.5

Nine months ended September 30,
Timber	$114.6	$13.5	$6.9	$5.0	$1.6	$141.6
Land	97.5	(6.9)	(35.6)	26.0	—	81.0

Total Sales	$212.1	$6.6	$(28.7)	$31.0	$1.6	$222.6

Operating income for the quarter declined due to lower land income partially offset by higher timber income. The nature of land sales is such that year over year fluctuations may be material due to the uncertain timing of real estate transactions. For the nine months ended September 30, 2004, operating income increased primarily due to improved timber operations offset by lower land sales.

Operating Income (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Costs *	Foreign Exchange	2004
Three months ended September 30,
Timber	$8.5	$4.4	$—	$(0.5)	$0.2	$12.6
Land	23.6	(2.9)	(14.7)	(1.1)	—	4.9

Total Operating Income	$32.1	$1.5	$(14.7)	$(1.6)	$0.2	$17.5

Nine months ended September 30,
Timber	$36.8	$13.5	$3.5	$(2.7)	$4.4	$55.5
Land	80.3	(6.9)	(29.1)	19.3	—	63.6

Total Operating Income	$117.1	$6.6	$(25.6)	$16.6	$4.4	$119.1

*	Operating income for the three and nine months ended September 30, 2004 reflects a $0.5 million provision for timber damaged in Alabama from hurricanes. The nine months ended September 30, 2004 includes the sale of timber lease rights on approximately 5,500 acres that contributed $26 million in sales and $23.5 million in operating income.

Performance Fibers

Sales improved $10.8 million and $35.5 million for the three and nine months ended September 30, 2004, respectively, as a result of higher cellulose specialties and absorbent materials prices as well as stronger cellulose specialties volume.

Cellulose Specialties sales prices and volumes increased 7 percent and 2 percent, respectively, in the third quarter compared to third quarter 2003. Average prices increased by approximately $60 per ton compared to third quarter 2003. Sales volumes of ethers, specialty high value filter papers and high tenacity rayon also increased. Acetate volume was slightly below the same prior year period. The increases in both prices and volumes were partially a result of reduced market supply caused by the closure of a competitor’s mill in 2003. Volume also increased from production efficiencies at the Jesup mill during the nine months ended September 30, 2004, which allowed the Company to meet higher market demand.

Absorbent Materials prices increased 6 percent while volumes decreased 2 percent in the third quarter compared to third quarter 2003. Fluff pulp prices increased approximately $30 per ton due to stronger markets.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Other	2004
Three months ended September 30,
Cellulose Specialties	$94.3	$6.9	$2.1	$—	$103.3
Absorbent Materials	37.6	2.2	(0.7)	0.3	39.4

Total Sales	$131.9	$9.1	$1.4	$0.3	$142.7

Nine months ended September 30,
Cellulose Specialties	$273.1	$18.0	$12.5	$—	$303.6
Absorbent Materials	119.4	8.0	(2.9)	(0.1)	124.4

Total Sales	$392.5	$26.0	$9.6	$(0.1)	$428.0

Operating income improved in the three and nine months ended September 30, 2004 compared to the prior year periods primarily due to price increases and lower operating costs. Costs decreased $32 and $17 per ton in the three and nine months ended September 30, 2004, respectively, primarily due to lower hardwood and caustic costs. Additionally, the production facilities ran more efficiently, thereby increasing production and reducing operating costs.

Operating Income (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Other	Costs	2004
Three months ended September 30,
Total Operating Income	$1.6	$9.1	$0.3	$0.2	$5.5	$16.7

Nine months ended September 30,
Total Operating Income	$3.1	$26.0	$1.5	$1.1	$9.5	$41.2

Wood Products

Sales increased 24 percent and 30 percent during the three and nine months ended September 30, 2004, respectively. The Company’s average lumber prices remained strong during the third quarter of 2004 primarily due to a solid housing market and weather-related shortages. Volume also remained strong despite downtime due to hurricane-related conditions late in the third quarter. MDF sales volume decreased primarily due to market mix and the timing of export shipments.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	Foreign Exchange	2004
Three months ended September 30,
Lumber	$24.6	$5.6	$3.0	$—	$33.2
MDF	11.0	1.5	(1.6)	0.1	11.0

Total Sales	$35.6	$7.1	$1.4	$0.1	$44.2

Nine months ended September 30,
Lumber	$66.8	$16.9	$11.6	$—	$95.3
MDF	30.2	3.0	(2.5)	0.5	31.2

Total Sales	$97.0	$19.9	$9.1	$0.5	$126.5

Operating income for lumber was above prior year for the three and nine months ended September 30, 2004 due to the improved lumber market. The operating loss at MDF was essentially flat for the third quarter but increased for the nine months ended compared to the prior year periods.

Operating Income (Loss) (in millions)		Changes Attributable to:
	2003	Price	Mix/Other	Costs	Foreign Exchange	2004
Three months ended September 30,
Lumber	$0.6	$5.6	$0.3	$(1.3)	$—	$5.2
MDF	(1.4)	1.5	0.1	(0.4)	(1.1)	(1.3)

Total Operating Income (Loss)	$(0.8)	$7.1	$0.4	$(1.7)	$(1.1)	$3.9

Nine months ended September 30,
Lumber	$(3.5)	$16.9	$0.2	$(0.6)	$—	$13.0
MDF	(1.6)	3.0	0.2	(0.6)	(4.2)	(3.2)

Total Operating Income (Loss)	$(5.1)	$19.9	$0.4	$(1.2)	$(4.2)	$9.8

Other Operations

Sales for the third quarter 2004 were $45.8 million, $4.2 million above third quarter 2003 primarily due to increased trading activity. Operating income of $0.8 million was $1.1 million above prior year due to stronger log trading volumes and margins.

Sales for nine months ended September 2004 were $133.0 million, $3.7 million above the nine months ended September 30, 2003 primarily due the reclassification of coal royalty revenue to this product line. Operating income of $5.0 million was $6.1 million above prior year benefiting from stronger wood products and log trading margins as well as coal royalty revenue.

Corporate and Other Expenses / Eliminations

Corporate and other expenses of $7.7 million for the three months ended September 30, 2004 decreased by $3.2 million from the third quarter of 2003 primarily due to lower REIT conversion costs. For the nine months ended September 30, 2004, corporate and other expenses of $31.1 million were $12.0 million above prior year principally due to higher legal fees, incentive compensation and the absence of last year’s favorable foreign exchange gains.

Other Income / Expense

Interest expense of $11.5 million in the third quarter of 2004 was $0.6 million below the comparable prior year period due to lower interest rates and reduced tax deficiency interest. For the nine months ended September 30, interest expense was $34.7 million, $2.2 million below the comparable prior year period due to lower debt levels, interest rates and tax deficiency interest.

Interest and miscellaneous income of $0.7 million in the third quarter of 2004 was at the prior year level while the first nine months income of $1.8 million was $0.5 million below prior year principally due to interest income relating to the partial settlement of tax audit issues in last year’s results.

Provision for Income Taxes

The effective tax rate for the third quarter of 2004, before discrete items (as described below), changed from a 19.8 percent provision in the third quarter 2003 to a benefit of 19.7 percent. The overall tax credit resulted primarily from like-kind exchange (LKE) benefits of $10 million in the third quarter 2004 from certain timberland sales recorded in prior periods. See Note 6 Like-Kind Real Estate Exchanges, for additional information regarding this transaction. For the first nine months of 2004, before discrete items, the effective tax rate was 16.9 percent compared to 23.9 percent in 2003. The lower rate was primarily the result of our REIT status and the recognition of LKE benefits, offset by higher taxes on foreign operations due to foreign exchange rate differentials.

The effective tax rate, including discrete items, for the first nine months of 2004 was a benefit of 29.0 percent compared to a tax provision of 20.4 percent in 2003. The benefit is primarily attributable to two significant first quarter discrete adjustments resulting from the REIT conversion and a related change in business strategy regarding repatriation of foreign earnings which netted to a $49.7 million benefit along with LKE treatment of timberland sales. See Note 5 Income Taxes, for additional information. In the third quarter and first nine months of 2004, the effective tax rate was also reduced by $1.4 million or 6.8 percent and 1.2 percent, respectively, due to adjustments relating to the filing of the Company’s 2003 federal income tax return.

The Company’s tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with becoming a REIT, under which the Company’s U.S. timberland operations will not be subject to federal income taxes if applicable distribution, income, asset and shareholder tests are met as well as LKE opportunities. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($3.1 million and $16.0 million for the three and nine months ended September 30, 2004, respectively) and corporate overhead expenses associated with REIT activities ($2.2 million and $12.9 million for the three and nine months ended September 30, 2004, respectively). The net tax benefit from REIT activities for the three and nine months ended September 30, 2004 was $8.0 million and $20.8 million, respectively.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and nine months ended September 30 (millions of dollars):

	Three months ended September 30,
	2004	%	2003	%
Income tax provision at the U.S. statutory rate	$7.1	35.0	$3.6	35.0
State and local income taxes, net of federal benefit	(0.8)	(3.9)	—	0.5
REIT income not subject to federal tax	(8.0)	(39.2)	—	—
Foreign operations, (primarily foreign exchange rate differentials on intercompany debt)	(2.2)	(10.6)	(1.6)	(15.1)
Tax benefit on U.S. export sales	(0.5)	(2.4)	(0.3)	(2.9)
Permanent differences	0.1	0.7	(0.2)	(2.3)
Tax credits and other, net	0.3	0.7	0.5	4.6

Income tax provision before discrete items	(4.0)	(19.7)	2.0	19.8
Foreign exchange rate changes on tax from undistributed earnings	1.6	7.9	—	—
Return to accrual adjustment	(1.4)	(6.8)	0.3	2.4

Income tax (benefit) provision as reported	$(3.8)	(18.6)	$2.3	22.2

	Nine months ended September 30,
	2004	%	2003	%
Income tax provision at the U.S. statutory rate	$38.9	35.0	$21.1	35.0
State and local income taxes, net of federal benefit	0.6	0.5	0.4	0.6
REIT income not subject to federal tax	(20.8)	(18.7)	—	—
Foreign operations, (primarily foreign exchange rate differentials)	0.8	0.7	(6.8)	(11.1)
Tax benefit on U.S. export sales	(2.1)	(1.8)	(1.5)	(2.5)
Permanent differences	0.3	0.3	0.2	0.3
Tax credits and other, net	1.1	0.9	0.9	1.6

Income tax provision before discrete items	18.8	16.9	14.3	23.9
Reversal of deferred tax liability-REIT conversion	(77.9)	(70.1)	—	—
Tax on prior undistributed foreign earnings	28.2	25.4	—	—
Return to accrual adjustment	(1.4)	(1.2)	0.3	0.4
Tax benefit from favorable audit interim partial settlement	—	—	(2.3)	(3.9)

Income tax (benefit) provision as reported	$(32.3)	(29.0)	$12.3	20.4

Other Items

In the third quarter of 2004, the Company acquired approximately 83,000 acres of timberland in southern Alabama (the Andalusia property) from Great Eastern Timber Company, LLC for approximately $89 million, which was used as the replacement property for the land sales described in Note 6 Like-Kind Real Estate Exchanges. The total tax benefit resulting from the LKE transaction will be $11 million or $0.22 per share, of which $10 million or $0.20 per share was recorded in the third quarter.

The Company’s third quarter Timber segment results were adversely impacted by the $0.5 million loss provision recorded due to hurricane related damage. The hurricane effects are also expected to negatively impact Southeast U.S. timber prices in the fourth quarter of 2004 as timber harvesters liquidate the damaged timber. In addition, the merchantable timber that was added to the Company’s timber inventory pool as a result of the Andalusia acquisition in the third quarter 2004, increased the Company’s depletion expense rate in the Southeastern U.S. This change increased the third quarter depletion expense by approximately $0.2 million and is also expected to increase fourth quarter depletion by $0.7 million.

The Company intends to close its sales office located in Russia during the fourth quarter of 2004 and does not anticipate this having a material adverse effect on the Company’s financial position, liquidity or results of operations.

Fourth quarter 2004 earnings are expected to be higher than last year’s fourth quarter (including the pro forma effect of the special dividend) primarily due to improved performance fibers prices and manufacturing costs, and higher land sales partly offset by weaker lumber prices. Fourth quarter 2004 is expected to be below third quarter primarily due to the absence of LKE cumulative benefits, higher performance fibers manufacturing costs, lower timber harvest prices as discussed above and weaker lumber prices, partially offset by increased land sales.

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities of $234 million for the first nine months of 2004 was $61 million above the same prior year period, primarily due to higher operating income and lower working capital requirements partly offset by a $10 million increase in discretionary pension payments made in 2004. Cash provided by operating activities was used to purchase $89 million of timberlands in Alabama, to fund capital expenditures of $54 million and to pay dividends of $83 million. Cash used for financing activities for the nine months of 2004 increased $25 million to $71 million. The Company’s cash dividend totaled $83 million, an increase of $50 million over the first nine months of 2003, while debt reduction of $3 million (purposefully limited) was $30 million below the prior year period. Proceeds from the exercise of stock options totaled $15 million, a $4 million decrease compared to 2003. The Company had $37 million of cash investments as of September 30, 2004, consisting of marketable securities with maturities at date of acquisition of 90 days or less, compared to $17 million at December 30, 2003.

In February 2004, the Company refinanced $50 million of 6.15 percent medium-term notes by utilizing its unsecured credit facility. The floating rate on the unsecured credit facility at September 30, 2004 was 2.6 percent. At September 30, 2004, debt was $615 million, $3 million below the December 31, 2003 balance. The debt-to-capital ratio at September 30, 2004 improved to 43.7 percent from 46.5 percent at December 31, 2003, primarily due to an increase in shareholders’ equity from net income including the net positive impact of the two discrete first quarter tax items (See Note 5 Income Taxes).

The Company made discretionary and required contributions of $20 million and $1 million, respectively, to its pension plans during the first nine months of 2004 compared to total contributions of $11 million in the prior year period. No additional discretionary contributions are expected during the balance of 2004.

Capital expenditures for 2004, excluding the third quarter 2004 Alabama timberland acquisition, are expected to be approximately $96 million. See Note 6-Like-Kind Real Estate Exchanges for additional information on the $89 million timberland acquisition. On October 10, 2004, the Company’s board of directors declared the fourth quarter 2004 dividend of $0.56 per share, or approximately $28 million, payable on December 31, 2004 to shareholders of record as of December 10, 2004. The Company expects to spend $8 million for monitoring and remediation activities related to dispositions and discontinued operations in 2004, essentially flat when compared to 2003. See Note 12-Reserves for Dispositions and Discontinued Operations for additional information on the Company’s environmental reserves.

In the fourth quarter of 2004, RFR anticipates selling approximately $50 million of timberlands to the Company’s taxable REIT subsidiaries (TRS), Rayland (a dealer in HBU property) and Rayonier Forest Properties, LLC for subsequent sale to third parties. This intercompany sale will allow the Company to continue to meet certain REIT financial tests. When completed, this sale would result in a taxable gain due to the excess of the fair market value over tax basis, requiring RFR to pay approximately $15 million in income taxes. To finance this purchase, the TRS would borrow $50 million from the $190 million available on the Company’s unsecured revolving credit facility. For financial reporting purposes all sales and costs from this intercompany transaction would be eliminated upon consolidation; however, the borrowings from the long-term credit facility and cash proceeds residing at RFR would not eliminate in consolidation. As a result of this transaction and other working capital needs of TRS, the Company’s long-term debt and debt to capital ratio are expected to increase in the fourth quarter by $60 million and 2.3 percent, respectively, while cash and cash equivalents would increase by $40 million. The Company anticipates reducing this increased level of debt in 2005.

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

EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. For the three and nine months ended September 30, 2004, EBITDA was $69 million and $262 million, $8 million and $45 million above the prior year periods, respectively. The increase in EBITDA for both periods was primarily due to higher operating income.

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three months ended September 30,
	2004	2003
Cash Provided by Operating Activities	$76.4	$64.0
Non-cash cost basis of land sold	(0.8)	(1.1)
Income tax (benefit) expense	(3.8)	2.3
Interest expense	11.5	12.1
Working capital increase (decrease)	(21.8)	(17.7)
Other balance sheet changes	7.2	1.3

EBITDA	$68.7	$60.9

	Nine months ended September 30,
	2004	2003
Cash Provided by Operating Activities	$234.1	$172.8
Non-cash cost basis of land sold	(10.0)	(5.7)
Income tax (benefit) expense	(32.3)	12.3
Interest expense	34.7	36.9
Working capital increase (decrease)	(26.9)	5.3
Other balance sheet changes	61.9	(5.1)

EBITDA	$261.5	$216.5

A non-cash expense critical to the economics of our Timber and Land business is the non-cash cost basis of land sold. EBITDA plus the non-cash cost basis of land sold for the three and nine months ended September 30, 2004 totaled $69 million and $272 million, respectively.

Adjusted Cash Available for Distribution is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing like-kind exchange benefits). The Company defines Cash Available for Distribution as Cash Provided by Operating Activities less both custodial and discretionary capital spending and less the tax benefit on the exercise of stock options and the tax benefits associated with certain strategic acquisitions. In compliance with recent Securities and Exchange Commission requirements for non-GAAP measures, the Company also reduces Cash Available for Distribution by mandatory debt repayments resulting in the Company’s measure entitled “Adjusted Cash Available for Distribution.”

Adjusted Cash Available for Distribution for the nine months ended September 30, 2004, was $94 million, $14 million below the prior year period. The decrease primarily resulted from $50 million in mandatory debt repayments (subsequently refinanced) and, on a pro forma basis, from $30 million in income taxes that would have been paid absent qualifying IRC 1031 exchange acquisitions. These decreases were partially offset by $61 million of additional cash provided by operating activities. The Adjusted Cash Available for Distribution generated in the current period is not necessarily indicative of amounts that may be generated in future periods. Below is a reconciliation of Cash Provided by Operating Activities to Adjusted Cash Available for Distribution for the nine months ended September:

	Nine months ended September 30,
	2004	2003
Cash provided by Operating Activities	$234.1	$172.8
Capital spending	(53.6)	(58.7)
Like-kind exchange tax benefits on third party land sales*	(9.9)	—
Like-kind exchange tax benefits on intercompany land sales*	(20.2)	—
Tax benefit on the exercise of stock options	(3.5)	(3.6)

Cash Available for Distribution	146.9	110.5
Mandatory debt repayments **	(52.8)	(2.7)

Adjusted Cash Available for Distribution***	$94.1	$107.8

*	Represents income taxes that would have been paid had the Company not completed the LKE transaction.

**	The mandatory repayments in 2004 include $50 million of debt that matured during the period and was refinanced through the Company’s bank facility. No discretionary debt repayments were made in the first nine months of 2004, while $30 million were made in the first nine months of 2003.

***	Adjusted Cash Available for Distribution was utilized to fund the third quarter 2004 acquisition of the Andalusia property ($89.3 million, net of like-kind exchange tax benefits on both intercompany and third party sales of $30.1 million).

Liquidity Facilities

During the first quarter of 2004, the Company borrowed $50 million from its $250 million unsecured revolving credit facility to refinance 6.15 percent medium term notes that matured in February 2004. At September 30, 2004, the available borrowings from the Company’s revolving credit facility were $190 million.

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

The covenants listed below are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect for Rayonier as of September 30, 2004 were as follows:

	Covenant Requirement	Actual ratio at September 30, 2004	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	6.81 to 1	4.31
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.94 to 1	2.06
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	4.98 to 1	2.48
Dividends paid should not exceed 90 percent of Covenant FFO	90%	50.4%	39.6%

The Company is currently in compliance with all of its financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the Company’s RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of approximately $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. At September 30, 2004 the amount of excess proceeds was approximately $16 million.

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

	Nine Months Ended September 30,
	2004	2003
Shares authorized for repurchase	2,050,925	1,939,287
Shares repurchased	—	—
Cost of repurchased shares	$—	$—
Average cost per share	$—	$—

At September 30, 2004, the Company has $247 million available under its $500 million shelf registration filed with the Securities and Exchange Commission in 2003. As authorized by the Company’s Board of Directors, an acquisition shelf registration on Form S-4 covering 7,000,000 common shares was declared effective on May 10, 2004.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

For a full description of the Company’s Contractual Financial Obligations and Off-Balance Sheet Arrangements, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K. In addition, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-Q June 30, 2004 filing for an update of material changes to its Contractual Financial Obligations and Off-Balance Sheet Arrangements. No material changes have occurred in the third quarter of 2004.

The Company’s guarantee for the annual payment of the New Zealand Crown Forest licenses has three years remaining since the receiver for the primary obligor made the required 2004 payment. No other material changes to the Company’s guarantees or financial instruments such as letters of credit and surety bonds occurred during the first nine months of 2004. See Note 10, Guarantees, for details on the outstanding letters of credit, surety bonds and total guarantees outstanding as of September 30, 2004.

Segment EBITDA

EBITDA (defined above) is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and nine months ended September 30, 2004 and 2003 was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EBITDA*
Timber and Land	$29.6	$47.0	$164.1	$168.7
Performance Fibers	37.2	22.0	100.8	61.8
Wood Products	8.3	2.8	21.6	4.5
Other Operations	0.9	(0.1)	5.4	(0.8)
Corporate and Other	(7.3)	(10.8)	(30.4)	(17.7)

Total	$68.7	$60.9	$261.5	$216.5

*	Item 5(a) provides a reconciliation of Cash Provided by Operating Activities to EBITDA by segment for the three and nine month periods presented above.

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

Most of Rayonier’s revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk in its New Zealand operation related to foreign currency pricing and costs and periodically enters into foreign currency forward contracts to hedge the risks of foreign currency fluctuations. At September 30, 2004, the Company held foreign currency contracts to purchase New Zealand dollars maturing through June 2005 totaling $6.8 million. The fair value of outstanding foreign currency contracts at September 30, 2004 was an asset of approximately $0.4 million. Market risk resulting from a hypothetical 7-cent change in the New Zealand dollar/U.S. dollar exchange rate on the outstanding foreign currency contracts amounts to an approximate change of $0.8 million in pre-tax income.

The fair market value of the Company’s long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost effectively place the debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At September 30, 2004, the Company had two interest rate swap agreements both maturing in 2007 that resulted in an asset with a fair market value of $0.1 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The Company periodically enters into commodity forward contracts to fix some of its fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers and Wood Products margins resulting from an increase or decrease in fuel oil and natural gas prices. As of September 30, 2004 the Company has fuel oil forward contracts on 72 percent of its remaining 2004 estimated fuel oil consumption and approximately 40 percent of its estimated consumption during the first three quarters of 2005. The Company has natural gas forward contracts hedging 76 percent and 35 percent of the Company’s fourth quarter 2004 and first quarter 2005 estimated consumption, respectively. The fuel oil and natural gas contracts do not qualify for hedge accounting under SFAS No. 133 and are marked to market. The fuel oil and natural gas contracts’ market valuations as of September 30, 2004 resulted in net gains of $0.4 million and $0.1 million, respectively, which have been recorded in “Other Operating (Income) expense”.

For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2003 Annual Report on Form 10-K.

Safe Harbor

Comments about market trends; anticipated demand, pricing levels, sales, expenses, capital spending levels (including the expected costs of compliance with environmental regulations), earnings and dividend levels; the Company’s ability to meet future capital needs; the sufficiency of reserves; expected pension contributions; the availability of tax deductions and the ability of the Company to complete tax-efficient exchanges of real estate; future activities such as land sales, timberland purchases, financings, timber harvests and manufacturing production levels; and the expected benefits from the Company’s REIT status, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for or supply of cellulose specialties, absorbent materials, timber, wood products or real estate and entry of new competitors into these markets; adverse weather conditions affecting production, timber availability and sales, or distribution; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of land sale transactions; changes in law or policy that might limit or restrict the development of real estate, particularly in the Southeastern U.S.; the Company’s ability to satisfy complex rules in order to qualify as a REIT; and implementation or revision of governmental policies and regulations affecting the environment, endangered species, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see the Company’s 2003 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

On October 26, 2004 the Company’s disclosure committee met with the Chief Executive Officer and the Chief Financial Officer (the “certifying officers”) to evaluate the Company’s disclosure controls and procedures as of September 30, 2004. Based on such evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures are well designed and effective in seeing that material information regarding the Company’s financial statement and disclosure obligations are promptly made available to senior management, including the certifying officers, in order to allow the Company to meet its reporting requirements under the Securities Exchange Act of 1934 in a timely manner. The Company’s disclosure committee met with the Chief Executive Office and the Chief Financial Officer again on October 28, 2004 to finalize this Form 10-Q.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which is hereby incorporated by reference.

Item 5(a). Selected Supplemental Financial Data

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004		September 30, 2003
Timber and Land
Sales volume - Timber
Northwest U.S., in millions of board feet	61	34	230		178
Southeast U.S., in thousands of short green tons	842	1,150	3,231		3,488
New Zealand, in thousands of metric tons	173	187	437		446

Timber Sales volume -
Intercompany
Southeast U.S., in thousands of short green tons	8	19	29		24
New Zealand, in thousands of metric tons	7	40	7		85
Acres sold	2,173	5,745	24,019	*	37,868

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	112	109	328		314
Absorbent materials, in thousands of metric tons	61	62	204		209
Production as a percent of capacity	98.5%	97.6%	98.9%		97.2%

Wood Products
Lumber sales volume, in millions of board feet	87	78	261		222
Medium-density fiberboard sales volume, in thousands of cubic meters	41	49	120		131

*	Excludes 5,487 acres associated with a Northeast Florida sale ( $26 million) of timber lease rights.

Item 5(a). Selected Supplemental Financial Data (millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Geographical Data (Non-U.S.)
Sales
New Zealand	$23.3	$23.0	$67.4	$63.5
Other	7.1	1.7	22.5	9.2

Total	$30.4	$24.7	$89.9	$72.7

Operating income (loss)
New Zealand	$2.0	$0.6	$1.2	$3.8
Other	(1.0)	(0.6)	(2.0)	(1.5)

Total	$1.0	$—	$(0.8)	$2.3

Timber
Sales
Northwest U.S.	$17.0	$8.9	$63.2	$44.2
Southeast U.S.	14.9	18.3	59.0	56.0
New Zealand	7.3	5.3	19.4	14.4

Total	$39.2	$32.5	$141.6	$114.6

Operating income (loss)
Northwest U.S.	$8.0	$1.6	$33.8	$21.5
Southeast U.S.	2.7	4.0	17.2	12.1
New Zealand	1.9	2.9	4.5	3.2

Total	$12.6	$8.5	$55.5	$36.8

Item 5(a). Selected Supplemental Financial Data * (millions of dollars)

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

Three Months Ended September 30, 2004	Timber and Land	Performance Fibers	Wood Products	Other	Corporate and Eliminations		Total
Cash provided by operating activities	$26.9	$47.0	$9.1	$6.3	$(12.9)		$76.4
Less: Non-cash cost basis of land sold	(0.5)	—	—	(0.3)	—		(0.8)
Income tax benefit	—	—	—	—	(3.8)		(3.8)
Add: Interest expense	—	—	—	—	11.5		11.5
Working capital increases (decreases)	(0.1)	(9.5)	(0.7)	(5.2)	(6.3)		(21.8)
Other balance sheet changes	3.3	(0.3)	(0.1)	0.1	4.2		7.2

EBITDA	$29.6	$37.2	$8.3	$0.9	$(7.3)		$68.7

Three Months Ended September 30, 2003	Timber and Land	Performance Fibers	Wood Products	Other	Corporate and Eliminations		Total
Cash provided by operating activities	$63.7	$14.4	$3.1	$(0.5)	$(16.7)		$64.0
Less: Non-cash cost basis of land sold	(1.1)	—	—	—	—		(1.1)
Income tax expense	—	—	—	—	2.3		2.3
Add: Interest expense	—	—	—	—	12.1		12.1
Working capital increases (decreases)	(11.0)	7.9	(0.2)	0.4	(14.8)		(17.7)
Other balance sheet changes	(4.6)	(0.3)	(0.1)	—	6.3		1.3

EBITDA	$47.0	$22.0	$2.8	$(0.1)	$(10.8)		$60.9

Nine Months Ended September 30, 2004	Timber and Land	Performance Fibers	Wood Products	Other	Corporate and Eliminations		Total
Cash provided by operating activities	$180.9	$93.3	$18.5	$12.2	$(70.8)		$234.1
Less: Non-cash cost basis of land sold	(9.5)	—	—	(0.5)	—		(10.0)
Income tax benefit	—	—	—	—	(32.3)		(32.3)
Add: Interest expense	—	—	—	—	34.7		34.7
Working capital increases (decreases)	(11.5)	6.4	3.3	(5.7)	(19.4	)(a)	(26.9)
Other balance sheet changes	4.2	1.1	(0.2)	(0.6)	57.4	(b)	61.9

EBITDA	$164.1	$100.8	$21.6	$5.4	$(30.4)		$261.5

Nine Months Ended September 30, 2003	Timber and Land	Performance Fibers	Wood Products	Other	Corporate and Eliminations		Total
Cash provided by operating activities	$193.5	$51.5	$1.3	$5.7	$(79.2)		$172.8
Less: Non-cash cost basis of land sold	(5.5)	—	—	(0.2)	—		(5.7)
Income tax expense	—	—	—	—	12.3		12.3
Add: Interest expense	—	—	—	—	36.9		36.9
Working capital increases (decreases)	(12.4)	10.8	3.4	(6.7)	10.2		5.3
Other balance sheet changes	(6.9)	(0.5)	(0.2)	0.4	2.1		(5.1)

EBITDA	$168.7	$61.8	$4.5	$(0.8)	$(17.7)		$216.5

*	Unusual, non-trade intercompany items between the segments have been eliminated.
(a)	Mainly higher taxes and interest.
(b)	Includes reversal of deferred taxes not required after REIT conversion partly offset by additional taxes for repatriation of foreign earnings.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index

(b)	Reports on Form 8-K:

1)	On July 29, 2004, Rayonier filed a report on Form 8-K to announce second quarter 2004 earnings.

2)	On September 20, 2004, Rayonier filed a report on Form 8-K to announce the appointment of Richard D. Kincaid to the Company’s Board of Directors.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Vice President and
Corporate Controller

October 29, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s June 30, 2004 Form 10-Q.

3.2	By-laws	No amendments

4	Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission.

10	Material contracts	None

11	Statement re: computation of per share earnings	Not required to be filed

12	Statement re: computation of ratios	Filed herewith

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

19	Report furnished to security holders	None

22	Published report regarding matters	None

submitted to vote of security holders

23	Consents of experts and counsel	None

24	Power of attorney	None

31	Certifications	Filed herewith

32	Certification of periodic financial reports under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith