Form 10-K
period 2004-12-31
RAYONIER INC
filed 2005-03-09
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

     The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2004 was $2,130,465,875.

     As of March 1, 2005, there were outstanding 50,193,329 Common Shares of the Registrant.

     The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held May 19, 2005, is incorporated by reference in Part III of the Form 10-K.

*	Included pursuant to Instruction 3 to Item 401 (b) of Regulation S-K

i

INDEX TO FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2004	F-4
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-5 to F-6
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2004	F-7
Notes to Consolidated Financial Statements	F-8 to F-39

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts	F-40
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	A
Exhibit Index	B to E

ii

PART I

Item 1.    BUSINESS

General

     Rayonier Inc. and its subsidiaries (Rayonier or the Company), is a leading international forest products company primarily engaged in activities associated with timberland management, including the sale of timber and real estate and in the production and sale of high value-added performance cellulose fibers. The Company is structured to qualify as a Real Estate Investment Trust (REIT). Rayonier owns or leases approximately 2.2 million acres of timberland located in the United States and New Zealand and owns and operates two performance fibers mills in the United States. The Company’s corporate strategy is focused primarily on enhancing these two core reportable segments—Timber and Real Estate (previously Timber and Land) and Performance Fibers. Rayonier also manufactures wood products in lumber manufacturing facilities in the United States and a medium-density fiberboard (MDF) plant in New Zealand. In addition, the Company engages in the trading of logs and wood products.

     Rayonier traces its origins to the Rainier Pulp & Paper Company founded in Shelton, WA in 1926. In 1937, it became “Rayonier Incorporated,” a public company traded on the New York Stock Exchange (NYSE), until 1968, when it became a wholly-owned subsidiary of ITT Corporation. On February 28, 1994, Rayonier again became an independent public company when ITT distributed all of Rayonier’s Common Shares to ITT stockholders. The Company’s shares are publicly traded on the NYSE under the symbol RYN. Rayonier is a North Carolina corporation with its executive offices located at 50 North Laura Street, Jacksonville, FL 32202. Its telephone number is (904) 357-9100.

     Effective January 1, 2004, the Company was restructured to qualify for REIT tax treatment. It is generally not required to pay federal income taxes on its U.S. timber harvest operations and other REIT qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. However, Rayonier is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property within the REIT during the first ten years following the election to be taxed as a REIT. The Company’s U.S. timber operations are conducted by a wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). Non-REIT qualifying and foreign operations, which continue to pay corporate-level tax on earnings, were transferred to TRS Holdings Inc. (TRS), a wholly-owned taxable REIT subsidiary of Rayonier Inc. These operations include the Performance Fibers, New Zealand timber and Wood Products businesses, as well as marketing of high value real estate (referred to as higher and better use, or “HBU properties”).

     Rayonier operates in three reportable business segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber and Real Estate, Performance Fibers, and Wood Products. The Timber and Real Estate segment’s strategies include buying, selling and managing timber and timberlands, as well as selling HBU real estate to be used for conservation, development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Real Estate sales. Timber sales include all activities that relate to the harvesting of timber, while Real Estate sales include the sale of all land, including those designated as HBU. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment includes lumber and MDF. The Company’s remaining operations are combined and reported in an “Other” category as permitted by SFAS No. 131 and include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. For information on sales, operating income and identifiable assets by reportable segment, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3—Segment and Geographical Information.

Sales

Rayonier’s sales for the three years ended December 31, 2004, were as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Timber and Real Estate
Timber	$186	$153	$172
Real Estate	96	106	75

Total Timber and Real Estate	282	259	247

Performance Fibers
Cellulose Specialties	419	378	375
Absorbent Materials	163	156	151

Total Performance Fibers	582	534	526

Wood Products
Lumber	126	97	99
MDF	44	41	38

Total Wood Products	170	138	137

Other	174	172	216
Intersegment Eliminations	(1)	(2)	(9)

Total Sales	$1,207	$1,101	$1,117

     Rayonier has customers in more than 50 countries and approximately 40 percent of the Company’s 2004 sales of $1.2 billion were made to customers outside the United States.

Timber and Real Estate

     Rayonier buys and manages timberlands, sells standing timber at auction to third parties, sells delivered logs, and also sells land for real estate development and large tract conservation. The segment executes its strategies in two ways: through both Timber and Real Estate sales.

     Timber—Rayonier owned or leased approximately 2.2 million acres of timberlands as of December 31, 2004, as follows (in thousands of acres):

Region	Total Acres*	%	Fee-Owned Acres	Long-Term Leased Acres
Southeast U.S.	1,668	77	1,415	253
Northwest U.S.	368	17	368	-
New Zealand	119	6	76	43

Total	2,155	100	1,859	296

*	Excluded are approximately 113,000 acres managed by Rayonier in Australia, 1,000 acres managed in New Zealand and 33,000 acres of non-harvestable or native vegetation land in New Zealand.

     The Company’s Southeastern U.S. timberlands consist of approximately 1.7 million acres located primarily in Georgia, Florida and Alabama. These timberlands’ proximity to pulp, paper and lumber mills results in significant competition for the purchase of the timber. Approximately 50 percent of timber harvest represents high-value wood sold primarily to lumber mills. The balance is pulpwood used for making pulp and paper. Softwoods are the predominant species on the Southeastern U.S. timberlands and include loblolly and slash pine, while hardwoods include red oak, sweet gum, black gum, red maple, cypress and green ash.

     Northwestern U.S. timberlands consist of approximately 368,000 acres primarily on the Olympic Peninsula in Western Washington State. All are owned in fee and consist primarily of softwood second growth trees with approximately 64 percent hemlock and the remainder Douglas fir, western red cedar and spruce. Hardwood timber stands consist principally of alder and maple.

     The Company’s New Zealand forest assets consist of approximately 76,000 acres of fee-owned timberland, plus Crown Forest Licenses that provide the right to grow and harvest timber on approximately 43,000 acres of government-owned timberland for a minimum period of 35 years. Approximately 78 percent of these timberlands consist of radiata pine, well suited for high-quality lumber and panel products. The balance is Douglas fir and other species. Timber is grown and sold for both domestic New Zealand uses and for export, primarily to the Pacific Rim markets. In addition, the Company manages timberlands for other parties in New Zealand and Australia.

     Rayonier manages timberlands to scientifically develop forests to their maximum economic value. The average rotation age for timber from the Southeastern U.S. (primarily Southern pine) is 21 years. The average rotation age for timber from the Northwestern U.S. (primarily hemlock and Douglas fir) is 52 years with a target age of 45 years. The average rotation age for timber grown in New Zealand (primarily radiata pine) is 27 years. Timber in the Southeast U.S. is saw-timber and pulpwood, while timber in the Northwest U.S. and New Zealand is primarily saw-timber.

     Rayonier sells timber through a public auction process, predominantly to third parties, and to some extent, also sells delivered logs. By requiring the Company’s other operating units to competitively bid for their timber and wood requirements, the Company believes it can maximize the true economic return on its investments. In 2004, approximately 99 percent of timber sales were made to third parties. Sales in the Southeast U.S. and Northwest U.S. are primarily made on a pay-as-cut basis, which qualify for capital gains treatment under Section 631(b) of the Internal Revenue Code (IRC). These contracts generally require a minimum 15 percent initial payment and title and risk of loss are transferred when the timber is cut. In New Zealand, pay-as-cut contracts are also utilized which require a cash deposit or performance bond. Payments are made and title and risk of loss are transferred as the timber is cut. In a few cases, in New Zealand, lump-sum contracts are utilized which require a 20 percent initial deposit. Title and risk of loss are transferred at the time of deposit and advance installment payments are required in order for the contracted volume of timber to be cut.

     The Company manages its timberlands in conformity with best forest industry practices. A key to success is the application of Rayonier’s extensive silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species, fertilization and careful timing of the harvest, all of which are designed to maximize value while complying with environmental requirements. Through such practices, the Company has increased volume per acre of managed timber available for harvest from its Southeastern U.S. timberlands by approximately 2 percent per year. This is a primary factor behind an increasing pine harvest trend over the past 15 years. The following table sets forth timberland acres (in thousands) as of December 31, 2004, by region and by timber classification:

Region*	Softwood Plantations	Hardwood Lands	Non-Forest	Total
Southeast U.S.	1,128	515	25	1,668
Northwest U.S.	282	16	70	368
New Zealand	117	2	-	119

Total	1,527	533	95	2,155

     * Includes only fee and leased timberlands and excludes management only agreements in New Zealand and Australia.

     Softwood merchantable timber inventory is an estimate of timber volume based on the earliest economically harvestable age. Hardwood inventory is an estimate of timber volume available for harvest. Estimates are based on an inventory system that continually involves periodic statistical sampling. Adjustments are made on the basis of growth estimates, harvest information and market conditions which may impact the economical harvesting of timber located in wetlands, or other marginal geographic areas.

The following table sets forth the estimated volumes of merchantable timber by location and type, as of December 31, 2004:

Region	Softwood	Hardwood	Total		Equivalent total, in thousands of short green tons	%
Southeast U.S., in thousands of short green tons	29,547	17,240	46,787	*	46,787	76
Northwest U.S., in millions of board feet	1,092	193	1,285	**	9,252	15
New Zealand, in thousands of metric tons	5,043	142	5,185		5,714	9

					61,753	100

*	Excludes approximately 4.8 million tons of seed trees, trees located in swamplands and restricted areas and 1.1 million tons of harvestable timber located on HBU properties.
**	Excludes approximately 294 million board feet of timber, or 2.1 million tons, located in environmentally sensitive areas.

     Real Estate—The Company invests in timberlands seeking to maximize its total return from a full cycle of ownership, which includes selling portions of its timberland base to capture the appreciated value of its asset base. This program also includes selling timberland for conservation purposes or for others to manage and harvest, as well as selling HBU real estate.

     In November 2000, Rayonier announced that it would sell 2 percent to 4 percent of its timberland base each year to routinely capture the appreciated value. As part of the Company’s plan to periodically replenish its timberland base primarily through large scale, strategic acquisitions, the Company purchased 83,000 acres of timberlands in southern Alabama (the Andalusia property) in 2004 and structured the transaction as a like-kind exchange as outlined in Internal Revenue Code (IRC) Section 1031. See Note 5 — Like-Kind Exchanges — Real Estate, for additional information on this transaction.

     Real estate sales for the three years ended December 31, 2004, are summarized in the following table (thousands of dollars, except acres sold):

	2004*	2003	2002
Real Estate Sales	$95,638	$106,145	$75,279
Operating Income	$75,276	$87,259	$47,321
Acres Sold	35,906	40,595	44,256

*	Includes 5,487 acres of timber lease rights associated with a Northeast Florida sale ($26 million)

Performance Fibers

     Rayonier is a leading manufacturer of high performance cellulose fibers with production facilities in Jesup, GA and Fernandina Beach, FL having a combined annual capacity of approximately 720,000 metric tons. To meet customers’ needs these facilities are capable of manufacturing more than 25 different grades of performance fibers. The Jesup facility can produce approximately 570,000 metric tons, or 79 percent of Rayonier’s total capacity and the Fernandina Beach facility can produce approximately 150,000 metric tons, or 21 percent of the total capacity.

     The Company sells these performance fibers primarily to meet specific customer needs to produce a wide variety of consumer and industrial products throughout the world. Approximately 60 percent of Rayonier’s Performance Fibers sales are exported primarily to customers in Asia, Europe and Latin America. Approximately 84 percent of Performance Fibers sales are made directly by Rayonier personnel, with the remainder made through independent sales agents primarily to export locations.

     This segment includes two major product lines – Cellulose Specialties and Absorbent Materials.

     Cellulose Specialties—Rayonier is one of the world’s leading producers of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form to produce cellulose acetate and ethers that create high value, technologically demanding Cellulose Specialty products. These products are used in a wide variety of end uses such as: acetate textile fibers, rigid packaging, photographic film, impact-resistant plastics, cigarette filters, high-tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, sausage casings, food products, thickeners for oil well drilling muds, lacquers, paints, printing inks, explosives and LCD screens. In addition, Cellulose Specialties include high value specialty paper applications used for decorative laminates for counter tops, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry.

     Absorbent Materials—Rayonier is a supplier of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

     The Absorbent Materials product line also includes paper applications that are made as a secondary product. These applications usually represent less than 4 percent of total Performance Fibers production and are used in the manufacture of bond, book and printing paper.

     The Company also produces and markets an ultra-thin engineered absorbent core material that goes into super-absorbent feminine hygiene and diaper products as well as other applications. A 12,000 ton per-year manufacturing facility in Jesup, GA was completed in 2001 to bring manufacturing in-house and aid in the continued development of these products. In 2004, this business represented approximately 7 percent of the absorbent materials product line total sales.

Wood Products

     The Wood Products business segment manufactures and sells dimension and specialty lumber and MDF.

     Rayonier operates three lumber manufacturing facilities in the U.S. that produce Southern pine lumber generally used for residential construction and industrial uses. The mills, located at Baxley, Swainsboro and Eatonton, GA, have a combined annual capacity of approximately 365 million board feet of lumber, while also producing approximately 750,000 tons of wood chips for pulp and paper manufacturing. Lumber sales are primarily to customers in the Southeastern U.S. Rayonier personnel sell most of the lumber; however sales to certain export locations are made through independent agents. Approximately 70 percent of the wood chip production is sold at market prices to Rayonier’s Jesup, GA, performance fibers facility, accounting for approximately 18 percent of that facility’s 2004 total wood consumption.

     The Company operates a premium grade MDF facility in New Zealand with an annual capacity of 184,500 cubic meters. The Company’s MDF is marketed worldwide by Rayonier personnel, independent sales agents and a New Zealand distributor.

Other

     Rayonier operates domestic and export log trading businesses in the Northwest U.S., New Zealand and Chile. In the Northwest U.S. and in New Zealand, all log trading sales are sourced externally. Chile’s log trading activity relates to domestic purchases and sales, while their wood products sales are primarily intercompany sales that are exported to the U.S. Rayonier also trades wood products, purchasing lumber and wood panel products for sale in both domestic and export markets. In 2004, the Company closed its Russian sales office and discontinued exporting logs from this market.

Discontinued Operations and Dispositions

     Prior years’ dispositions and discontinued operations include Rayonier’s New Zealand East Coast timberland operations and associated assets that were sold for $64 million in 2002; its Port Angeles, WA performance fibers mill that was closed on February 28, 1997; its interest in the Grays Harbor, WA, pulp and paper complex, which was closed in 1992; its wholly-owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1989 except for remedial activities; its Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition. Also see Note 15—Reserves for Dispositions and Discontinued Operations.

Foreign Sales and Operations

     Rayonier’s sales by geographical destination for the three years ended December 31, 2004, were as follows (in millions):

	Sales by Destination
	2004	%	2003	%	2002	%
United States	$754	62	$684	62	$674	61
Europe	136	11	128	12	122	11
Japan	89	7	79	7	79	7
China	72	6	72	6	69	6
Other Asia	58	5	44	4	52	4
New Zealand	35	3	34	3	41	4
Latin America	31	3	30	3	34	3
Canada	20	2	22	2	36	3
All other	12	1	8	1	10	1

	$1,207	100	$1,101	100	$1,117	100

          The majority of sales to foreign countries are denominated in U.S. dollars.

     Non-U.S. assets, primarily in New Zealand, comprised approximately 13 percent of total assets at the end of 2004, and sales from non-U.S. operations comprised approximately 10 percent of total sales. Also see Note 3—Segment and Geographical Information.

Patents

     The Company has a number of patents and pending patent applications that relate to its proprietary products and processes and intends to take such steps as are necessary to protect its patents and file applications for future inventions that are deemed important to its business operations.

Competition

     Rayonier’s U.S. timberlands are located in two major timber-growing regions (the Northwest and the Southeast), where timber markets are fragmented. In the Northwest U.S., The Campbell Group, John Hancock Mutual Life Insurance Co., Simpson Timber Company, Weyerhaeuser, and Washington State (Department of Natural Resources) are significant competitive suppliers. Other competition in the Northwest U.S. arises from log imports from Canada. In the Southeast U.S., the Company competes with Plum Creek and International Paper, among others. In all markets, price is the principal method of competition.

     Export log markets are highly competitive. Logs are available from several countries and numerous suppliers. In New Zealand, major competitors include Silva and Pentarch Forest Products. Price and customer relationships are important methods of competition.

     Performance Fibers are marketed worldwide against strong competition from domestic and foreign producers. Major competitors include International Paper, Weyerhaeuser, Koch Industries, and Buckeye Technologies. In June of 2003, International Paper closed its Natchez, Mississippi mill, which was a major competitor in the cellulose acetate market, resulting in cellulose acetate price increases in 2004 and an increase in the Company’s market share. Rayonier continues to work towards the development of new products and processes that could add additional value to the Performance Fibers business. Pricing, product performance and technical service are principal methods of competition.

     Rayonier’s lumber and MDF wood products compete with construction and furniture materials manufactured by other companies. The benefits of incremental productivity improvements at the Company’s MDF plant and improving demand in key U.S., Japanese and Chinese markets have been offset by rising costs (after currency translation) due to the strengthening New Zealand dollar in 2003 and 2004.

Customers

     In 2004, the Company had a group of customers under common control consisting of Eastman Chemical Company and its affiliates whose total performance fibers purchases were approximately 11 percent of Rayonier’s consolidated sales and 20 percent of Performance Fibers sales. In addition, Performance Fibers 2004 sales included a customer that purchased an amount equal to approximately 10 percent of the segment’s sales and three other customers who each purchased approximately 5 to 6 percent of the segment’s sales. The loss of any one of these customers could have a material adverse effect on this segment’s results of operations. No single customer or group of customers under common control purchased an amount greater than 10 percent of the Company’s consolidated sales for the years ended December 31, 2003 or 2002. No other segment had a single customer with purchases greater than 10 percent of its 2004 sales.

     In the first quarter of 2004, a private equity firm purchased one of the Company’s customers who accounted for approximately 10 percent of the Company’s 2004 cellulose specialties sales. In 2005, the firm announced plans for an initial public offering of 25 percent of this customer. The Company does not expect that this will have a material adverse effect on its Performance Fibers results of operations in 2005.

     In the Northwest U.S., the majority of the Company’s customers are large businesses, while in the Southeastern U.S. the majority of customers are smaller, family-owned businesses.

Seasonality

     The Company’s U.S. Timber and Real Estate segment normally experiences lower sales in the third quarter of each year due to the greater availability of non-Rayonier timber during the drier summer harvesting period, particularly in the Northwestern U.S. The Wood Products segment may experience higher seasonal demand in the volume of lumber sold in the second quarter of each year primarily due to the relative strength of housing starts. The Performance Fibers segment results are normally not impacted by seasonal changes, although many contracts are renewed on January 1 each year.

Environmental Matters

     See Environmental Regulation in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17—Contingencies.

Raw Materials

     In the U.S., timber harvesting continues to be restricted by legislation, litigation and pressure from various preservationist groups. Timber supply is also subject to cyclical price swings in wood products and in pulp and paper markets, as well as wet weather conditions which restrict the ability to harvest.

     In 2003, the Cellulose Specialties product line’s operating results reflected higher hardwood chip prices due to weather related supply shortages; however, in 2004 such costs declined as supply increased. The Company’s Performance Fibers mills and Southeastern U.S. lumber facilities obtain their logs through open market purchases by the Company’s internal wood procurement organization which negotiates log prices with independent third party wood suppliers who arrange for delivery to the pulp mills, chip facilities and saw mills. In some cases, the third party logging contractors may have purchased timber cutting rights from the Company’s timberlands in Georgia and Florida (generally through a sealed bid process).

     Rayonier is continually pursuing reductions in usage and costs of other key raw materials, supplies and contract services at its Performance Fibers, MDF and lumber mills. Management foresees no material constraints in the near term from pricing or availability of its key raw materials.

Research and Development

     The Company believes it maintains one of the preeminent performance fibers research facilities and staff in the forest products industry. Research and development efforts are directed primarily at further developing existing core products and technologies, improving the quality of cellulose fiber grades, absorbent materials and related products, improving manufacturing efficiency, reducing energy needs and developing improved environmental controls. The research center is located adjacent to the Performance Fibers mill in Jesup, GA.

     Research activities related to timber operations include genetic tree improvement programs as well as applied silvicultural programs to identify management practices that improve financial returns from timber assets.

     Total research and development expenditures were approximately $7 million in 2004 and $9 million in 2003 and 2002.

Employee Relations

     Rayonier currently employs approximately 2,100 people. Of these employees, approximately 1,900 are in the United States, and 46 percent are covered by labor contracts. Most hourly employees are represented by one of several labor unions. Labor relations are maintained in a normal and satisfactory manner.

     In August 2001 and December 2001, Jesup’s labor agreements, covering approximately 650 employees, were extended through June 30, 2008. In April 2001, Fernandina’s labor agreements, covering approximately 250 employees, were extended through April 30, 2006. There were no changes to the Jesup and Fernandina labor contracts in 2004.

     Rayonier has in effect various benefit plans for its employees and retirees, providing certain group medical, dental and life insurance coverage, pension and other benefits. The cost of these plans is borne primarily by Rayonier.

Availability of Reports and Other Information

     The Company’s internet address is www.rayonier.com. In the investor relations section of its Web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available to the public free of charge as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on www.rayonier.com are the Company’s corporate governance guidelines and charters of all committees of the Company’s Board of Directors. Such documents are available in print, free of charge, to any shareholder upon request to: Investor Relations Department, Rayonier, 50 North Laura Street, Jacksonville, Florida 32202.

Item 2.    PROPERTIES

     Rayonier owns or leases approximately 2.0 million acres of timberlands in the United States. It manages these properties and sells timber to unaffiliated third parties, as well as to other Company operating units. The New Zealand subsidiary owns or manages the forest assets on approximately 0.2 million acres of plantation forests in New Zealand and Australia. The Company and its wholly owned subsidiaries own or lease various other properties used in their operations. These include two Performance Fibers mills, an Engineered Absorbent Materials (EAM) facility, three lumber manufacturing facilities, an MDF plant, a research facility and Rayonier’s corporate headquarters. These facilities are located in the Southeastern and Northwestern portions of the U.S. and in New Zealand. Additional information on mill volumes is disclosed in Item 6—Selected Financial Data.

Item 3.    LEGAL PROCEEDINGS

     Rayonier is engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 15—Reserves for Dispositions and Discontinued Operations and in Note 17—Contingencies.

     Between 1985 and 1995, Southern Wood Piedmont (SWP), a subsidiary of the Company, sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Environmental Protection Agency (EPA) and the Louisiana Department of Environmental Quality (LDEQ) in June 1990, in United States District Court for the Western District of Louisiana against the owner of the processing facility. Also in dispute is a disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that are still owned and retained by the processor. Currently there are no claims pending against the Company or SWP by the EPA or the LDEQ. However, both have indicated that they believe SWP may be liable for some portion of the costs of clean-up and disposal of the recycled material sent to the processing site by SWP. If no settlement is reached in this matter, trial is scheduled to begin in September 2005. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at December 31, 2004 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute.

     In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western District of Washington to recover approximately $3.2 million in costs allegedly incurred by the EPA in 1997 to conduct an Expanded Site Investigation at the Company’s Port Angeles mill site. Rayonier challenged the EPA’s authority to recover this type of cost, as well as the validity of the amount spent. Trial in this matter commenced February 2, 2004 and concluded on February 24. On February 25, the court ruled that the United States was entitled to approximately $0.7 million of the approximately $3.2 million claimed, and denied a request by the United States for an order permitting it to recover future costs relating to the Port Angeles site. The United States filed a notice of appeal of this decision, but in October of 2004 withdrew its appeal. The Company has paid the $0.7 million judgment and this matter is now closed.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF RAYONIER

     W. Lee Nutter, 61, Chairman, President and Chief Executive Officer—Mr. Nutter joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President, Timber and Wood in 1984, Vice President, Forest Products in 1985, Senior Vice President, Operations in 1986 and Executive Vice President in 1987. He was elected President and Chief Operating Officer and a director of Rayonier in 1996 and to his current position effective January 1999. Mr. Nutter serves on the Board of Directors of Republic Services, Inc. and on the Board of Directors of the National Council for Air and Stream Improvement. He is also a member of the North Florida Regional Board of SunTrust Bank. Mr. Nutter holds a B.A. degree in Business Administration from the University of Washington and graduated from the Harvard University Graduate School of Business Advanced Management Program.

     Paul G. Boynton, 40, Senior Vice President, Performance Fibers—Mr. Boynton joined Rayonier in 1999 as Director, Specialty Pulp Marketing and Sales. He was elected Vice President, Performance Fibers Marketing and Sales in October 1999, Vice President, Performance Fibers in January 2002, and to his current position effective July 2002. Prior to joining Rayonier, he held positions with 3M Corporation from 1990 to 1999, most recently as Global Brand Manager, 3M Home Care Division (global manufacturer and marketer of cleaning tool products). He holds a B.S. degree in mechanical engineering from Iowa State University, an M.B.A. degree from the University of Iowa, and graduated from the Harvard University Graduate School of Business Advanced Management Program.

     Timothy H. Brannon, 57, Senior Vice President, Forest Resources and Wood Products—Mr. Brannon joined Rayonier in 1972 at its Southern Wood Piedmont subsidiary (SWP). He was named Vice President and Chief Operating Officer of SWP in 1983 and President in 1992. Mr. Brannon was elected Rayonier’s Vice President and Director, Performance Fibers Marketing and Sales in 1994, Vice President, Asia Pacific and Managing Director, Rayonier New Zealand in 1998 and to his current position effective March 2002. He holds a B.A. degree in psychology from Tulane University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

     W. Edwin Frazier, III, 47, Senior Vice President, Administration and Corporate Secretary - Mr. Frazier was promoted to his current position in July 2004. He joined Rayonier in 1999 as Assistant General Counsel, was promoted to Associate General Counsel in 2000 and elected Corporate Secretary in 2001. Mr. Frazier was named Vice President Governance and Corporate Secretary in 2003. From 1991 to 1999, Mr. Frazier was with the legal department of Georgia-Pacific Corporation (a global manufacturer and marketer of tissue, packaging, paper, building products and related chemicals), last serving as Chief Counsel – Corporate. Prior to that, he specialized in intellectual property and technology law with Troutman Sanders. Mr. Frazier received his B.S. in Business Administration from the University of Tennessee and his J.D. from Emory University. He completed the Harvard University Graduate School of Business Administration Advanced Management Program in 2001.

     Michael R. Herman, 42, Vice President and General Counsel and Assistant Secretary —Mr. Herman joined Rayonier in 2003 as Vice President and General Counsel and was elected to his current position in October 2003. Prior to joining Rayonier, he served as Vice President and General Counsel of GenTek Inc. (a publicly-traded global manufacturing conglomerate) and in other positions in GenTek’s legal department from 1992 to August 2003. GenTek Inc. filed a voluntary petition for protection under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court for the District of Delaware in October of 2002, and the Bankruptcy Court approved a plan of reorganization for GenTek in November 2003 which resulted in GenTek’s emergence from bankruptcy. Mr. Herman was previously counsel to IBM’s Integrated Systems Solutions Corporation and an Associate with the law firm of Shearman & Sterling. He holds a B.A. degree in Economics and English from Binghamton University and a J.D. degree from St. John’s University School of Law.

     John P. O’Grady, 59, Senior Vice President—Mr. O’Grady joined Rayonier in 1991 as Vice President, Administration. He was elected Senior Vice President, Human Resources in 1994, Senior Vice President, Administration effective January 1996 and to his current position effective July 2004. Mr. O’Grady serves on the American Forest and Paper Association’s employee and labor relations committee and from 1993 to 2003 served as a Management Trustee for the Paper, Allied-Industrial, Chemical and Energy Workers International Union Health and Welfare Trust. Mr. O’Grady also served on the Board of Advisors of the Michael F. Price College of Business at the University of Oklahoma from 1997 through 1999. He holds a B.S. degree in Labor Economics from the University of Akron, an M.S. degree in Industrial Relations from Rutgers University and a Ph.D. in Management from California Western University. Mr. O’Grady has announced his plans to retire July 1, 2005.

     Gerald J. Pollack, 63, Senior Vice President and Chief Financial Officer—Mr. Pollack joined Rayonier in 1982 as Vice President and Controller. He was elected to the position of Vice President and Chief Financial Officer in 1986 and to his current position in May 1992. He is a member of the Board of Directors and Chairman of the Finance Committee of the Jacksonville Symphony Association and a member of the Board of the Northern Florida Chapter of Financial Executives International. Mr. Pollack has a B.S. degree in Physics from Rensselaer Polytechnic Institute and an M.B.A. degree in Accounting and Finance from the Amos Tuck School at Dartmouth. Mr. Pollack has announced his plans to retire in January 2006.

     Hans E. Vanden Noort, 46, Vice President and Corporate Controller—Mr. Vanden Noort joined Rayonier as Corporate Controller in 2001, and was elected to his current position in December 2001. Prior to coming to Rayonier, he held a number of senior management positions with Baker Process, a division of Baker Hughes, Inc. (manufacturer of oilfield service equipment and supplies), most recently as Vice President of Finance and Administration. Mr. Vanden Noort holds a B.B.A. in accounting from the University of Cincinnati, an M.B.A. from the University of Michigan and is a Certified Public Accountant.

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

     On May 21, 2003, the Company’s Board of Directors approved a three-for-two stock split and a 12.5 percent increase in the post-split quarterly cash dividend from 24 cents to 27 cents per share. The stock split was effected in the form of a stock dividend and on June 12, 2003, the Company issued one additional share of common stock for every two shares held to shareholders of record on June 2, 2003. Amounts shown below prior to the stock split were restated.

      On November 3, 2003, the Company’s Board of Directors declared a special dividend payable on December 19, 2003 to shareholders of record on November 14, 2003. The dividend was designed to satisfy the requirement that the Company pay to shareholders its undistributed taxable earnings and profits through year-end 2003 as part of its previously announced intention to convert to a REIT effective January 1, 2004. On December 19, 2003 the Company issued 6.4 million common shares and distributed $61 million reflecting the special dividend of $314 million. Price and volume data shown below prior to the special dividend were restated.

	High	Low	Composite Volume	Regular Dividends
2004
Fourth Quarter	$49.68	$44.91	16,680,900	$0.56
Third Quarter	47.53	43.29	16,624,300	0.56
Second Quarter	44.57	37.51	21,782,800	0.56
First Quarter	44.93	39.31	22,603,000	0.56
2003
Fourth Quarter	$41.75	$33.95	19,070,266	$0.27
Third Quarter	34.84	27.35	32,512,020	0.27
Second Quarter	30.32	24.35	13,920,332	0.27
First Quarter	26.35	22.55	11,989,143	0.24

     On February 18, 2005, Rayonier announced a first quarter dividend of 62 cents per share payable March 31, 2005, to shareholders of record on March 11, 2005.

     There were approximately 12,625 shareholders of record of Rayonier Common Shares on March 1, 2005.

     The information called for by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the definitive proxy statement referred to in Item 10.

ITEM 6.    SELECTED FINANCIAL DATA

     The following profitability, financial condition and cash flow summary of historical financial data for each of the five years in the period ended December 31, 2004, is derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollar amounts in millions, except per share data)
Profitability:
Sales	$1,207	$1,101	$1,117	$1,124	$1,196
Operating income	170	103	130	149	189
Provision for dispositions (1)	-	-	(3)	-	(15)
Income from continuing operations (2)	157	50	55	57	78
Net income (2) (11)	157	50	54	58	78
Income from continuing operations:
Per share - Diluted (3) (5)	3.08	1.16	1.30	1.37	1.87
Per share - Basic (4) (5)	3.16	1.18	1.32	1.39	1.90
Net income:
Per share - Diluted (3) (5)	3.08	1.16	1.28	1.39	1.88
Per share - Basic (4) (5)	3.16	1.18	1.30	1.41	1.91

Financial Condition:
Total assets	$1,934	$1,840	$1,889	$2,040	$2,181
Total debt	659	618	653	865	991
Book value	796	711	710	709	680
Book value - per share (5)	15.93	14.51	17.07	17.28	16.73

Cash Flow:
Cash provided by operating activities	$295	$208	$253	$231	$287
Cash used for investing activities	(181)	(91)	(77)	(74)	(71)
Cash used for financing activities	(52)	(115)	(242)	(158)	(221)
Capital expenditures	90	86	77	75	87
Purchase of Alabama timberlands	89	-	-	-	-
Purchase of assets previously leased	-	5	-	-	-
Depreciation, depletion and amortization	154	158	166	174	174
Cash dividends paid (6)	111	105	40	39	39
Share repurchases	-	-	3	2	18

Non-GAAP Financial Measures:
EBITDA (7)	$324	$262	$298	$325	$369
Adjusted cash available for distribution (8)	114	110	88	136	189
Custodial capital spending (9)	80	76	66	61	66
Debt to EBITDA	2.0 to 1	2.4 to 1	2.2 to 1	2.7 to 1	2.7 to 1

Perfomance Ratios (%):
Operating income to sales	14	9	12	13	16
Return on equity (10)	14	7	8	8	12
Return on capital (10)	9	6	6	6	8
Debt to capital	45	47	48	55	59

Other:
Number of employees	2,100	2,200	2,200	2,300	2,300
Timberlands - in thousands of acres	2,155	2,107	2,151	2,267	2,331
Dividends paid - per share	$2.24	$8.43	$0.96	$0.96	$0.96

	Year Ended December 31,
Selected Operating Data:	2004		2003	2002	2001	2000
Timber and Real Estate
Timber sales volume
Northwest U.S. – in millions of board feet	285		225	252	251	239
Southeast U.S. – in thousands of short green tons	4,291		4,524	4,881	5,395	4,920
New Zealand – in thousands of metric tons	646		632	805	793	901

Intercompany Timber sales volume
Northwest U.S. – in millions of board feet	-		-	38	48	59
Southeast U.S. – in thousands of short green tons	43		48	37	43	41
New Zealand – in thousands of metric tons	11		126	60	46	178

Real Estate – acres sold	35,906	*	40,595	44,256	67,417	63,221

Performance Fibers
Sales volume
Cellulose Specialties – in thousands of metric tons	453		435	435	423	396
Absorbent Materials– in thousands of metric tons	266		273	271	284	329

Production as a percent of capacity	99%		97%	99%	97%	101%

Wood Products
Lumber sales volume – in millions of board feet	347		310	325	279	235

Medium-density fiberboard sales volume - in thousands of cubic meters	166		177	163	161	157

Geographical Data (Non-U.S.)
Sales
New Zealand	$94		$ 86	$87	$72	$84
Other	26		12	41	40	49

Total	$120		$98	$128	$112	$133

Operating Income (Loss)
New Zealand	$2		$4	$9	$3	$(3)
Other	-		(1)	2	-	2

Total	$2		$3	$11	$3	$(1)

* Includes 5,487 acres of timber lease rights associated with a Northeast Florida sale ($26 million).

	Year Ended December 31,
	2004	2003	2002	2001	2000

Timber and Real Estate
Sales
Northwest U.S.	$85	$68	$70	$68	$82
Southeast U.S.	169	171	148	181	173
New Zealand	28	20	29	24	18

Total	$282	$259	$247	$273	$273

Operating Income
Northwest U.S.	$45	$35	$48	$49	$65
Southeast U.S.	96	99	71	89	81
New Zealand	6	5	5	7	6

Total	$147	$139	$124	$145	$152

EBITDA (12)
Timber and Real Estate	$207.7	$204.5	$198.5	$227.7	$242.5
Performance Fibers	124.4	76.1	114.1	115.8	163.7
Wood Products	26.8	11.0	4.1	4.3	(5.0)
Other Operations	6.8	0.1	(2.4)	(4.1)	(0.3)
Corporate and other	(41.6)	(29.3)	(16.4)	(19.2)	(32.3)

Total	$324.1	$262.4	$297.9	$324.5	$368.6

(1)	Primarily related to closure reserves for the Port Angeles Performance Fibers mill.

(2)	2004 includes reversal of deferred taxes of $77.9 million not required following REIT conversion and additional taxes for eventual repatriation of foreign earnings of ($28.2) million, for a net effect of $49.7 million.

(3)	2004 includes reversal of deferred taxes of $1.53 per share not required following REIT conversion and additional taxes for eventual repatriation of foreign earnings of ($0.55) per share, for a net effect of $0.98 per share.

(4)	2004 includes reversal of deferred taxes of $1.58 per share not required following REIT conversion and additional taxes for eventual repatriation of foreign earnings of ($0.57) per share, for a net effect of $1.01 per share.

(5)	2002, 2001 and 2000 were restated to reflect the June 12, 2003 three-for-two stock split.

(6)	2003 includes regular dividends of $44 million, and a special cash dividend of $61 million that was made as part of a required accumulated earnings and profits distribution in connection with the Company’s conversion to a REIT on January 1, 2004.

(7)	EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion and amortization. EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. See table in Item 7–Management’s Discussion and Analysis, for reconciliation of Cash Provided by Operating Activities to EBITDA.

(8)	Adjusted Cash Available for Distribution (Adjusted CAD) is defined as Cash Provided by Operating Activities less capital spending, tax benefits on the exercise of stock options, tax benefits associated with certain strategic acquisitions, changes in committed cash and mandatory debt repayments. Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and for strategic acquisitions net of associated financing. See table in Item 7 – Management’s Discussion and Analysis, for reconciliation of Cash Provided by Operating Activities to Adjusted CAD.

(9)	Custodial Capital Spending, a non-GAAP measure, is defined as capital expenditures, net of proceeds received from retirements, to maintain the current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition, and in compliance with regulatory requirements. See table in Item 7 – Management’s Discussion and Analysis, for reconciliation of Capital Expenditures to Custodial Capital Spending.

(10)	Based on income from continuing operations. 2004 excludes first quarter reversal of deferred taxes not required after REIT conversion of $77.9 million and additional taxes for eventual repatriation of foreign earnings of ($28.2) million, for a net effect of $49.7 million.

(11)	Included in the calculation of net income are certain items that are infrequent in either occurrence or size and are, in the eyes of management, important to understand the financial performance or liquidity of the Company in the comparative annual periods being reported. These “items of interest” and their effect on net income for the periods indicated were as follows:

	Increase/(decrease) to Net Income for the
Items of Interest	Year Ended December 31,
	2004	2003	2002	2001	2000

REIT expense (a)	$(4.0)	$(5.1)	$-	$-	$-
Reversal of deferred tax (b)	77.9	-	-	-	-
U.S. tax on repatriation of foreign earnings (c)	(28.2)	-	-	-	-
LKE tax benefits (d)	11.3	-	-	-	-
Northwest US harvest delay (e)	2.7	(2.7)	-	-	-
Tax benefit on loan settlements (f)	-	3.6	2.0	-	-
Tax audit adjustment (g)	-	2.3	-	-	-
Disposition reserve (h)	-	-	(1.7)	-	(9.4)
New Zealand Joint Venture sale (i)	-	-	-	-	4.5

(a)	Expenses to convert to a REIT.

(b)	Reversal of timber-related deferred taxes not required after REIT conversion.

(c)	Additional U.S. tax for eventual repatriation of prior to March 31, 2004 undistributed foreign earnings.

(d)	Like-kind exchange tax benefits on third party land sales.

(e)	Delayed harvest and revenue recognition in the Northwest U.S., resulting from change from lump-sum to pay-as-cut contracts in anticipation of converting to a REIT.

(f)	Tax benefit on foreign exchange loss related to settlement of New Zealand dollar denominated intercompany loans.

(g)	Favorable tax audit interim partial settlement.

(h)	Primarily related to a closure reserve for the Port Angeles, WA Performance Fiber mill.

(i)	Sale of Rayonier’s 25 percent interest in a New Zealand timberland joint venture.

(12)	EBITDA, defined as earnings from continuing operations before interest, taxes, depreciation, depletion and amortization, is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. The tables on the following page reconcile Cash Provided by Operating Activities of Continuing Operations by segment to EBITDA by segment for the five years ended December 31, 2004.

Reconciliation of Cash Provided by Operating Activities of Continuing Operations by Segment to EBITDA by Segment
(Dollars in Millions)

					Corporate
	Timber and	Performance	Wood		and
	Real Estate	Fibers	Products	Other	Eliminations	Total

2004
Cash provided by operating activities	$210.1	$125.8	$25.3	$17.8	$(83.6)	$295.4
Less: Non-cash cost basis of real estate sold	(10.5)	-	-	(0.5)	-	(11.0)
Income tax benefit	-	-	-	-	(33.5)	(33.5)
Add: Interest expense	-	-	-	-	46.9	46.9
Working capital (decreases) increases	(2.9)	(2.6)	1.8	(9.8)	(21.8)	(35.3)
Other balance sheet changes	11.0	1.2	(0.3)	(0.7)	50.4	61.6

EBITDA	$207.7	$124.4	$26.8	$6.8	$(41.6)	$324.1

2003
Cash provided by operating activities	$230.7	$73.3	$11.1	$-	$(106.9)	$208.2
Less: Non-cash cost basis of real estate sold	(5.5)	-	-	(0.4)	-	(5.9)
Add: Income tax expense	-	-	-	-	5.8	5.8
Interest expense	-	-	-	-	48.7	48.7
Working capital (decreases) increases	(16.9)	3.4	0.2	1.9	29.3	17.9
Other balance sheet changes	(3.8)	(0.6)	(0.3)	(1.4)	(6.2)	(12.3)

EBITDA	$204.5	$76.1	$11.0	$0.1	$(29.3)	$262.4

2002
Cash provided by operating activities	$210.2	$118.0	$1.4	$11.1	$(87.8)	$252.9
Less: Non-cash cost basis of real estate sold	(11.1)	-	-	(2.6)	-	(13.7)
Add: Income tax expense	-	-	-	-	14.9	14.9
Interest expense	-	-	-	-	62.4	62.4
Working capital increases (decreases)	3.0	(12.7)	3.2	(7.8)	8.4	(5.9)
Other balance sheet changes	(3.6)	8.8	(0.5)	(3.1)	(14.3)	(12.7)

EBITDA	$198.5	$114.1	$4.1	$(2.4)	$(16.4)	$297.9

2001
Cash provided by operating activities	$231.5	$136.6	$4.6	$(3.0)	$(138.7)	$231.0
Less: Non-cash cost basis of real estate sold	(9.1)	-	-	(0.9)	-	(10.0)
Add: Income tax expense	-	-	-	-	23.7	23.7
Interest expense	-	-	-	-	70.3	70.3
Working capital increases (decreases)	6.7	(19.0)	0.5	2.6	14.8	5.6
Other balance sheet changes	(1.4)	(1.8)	(0.8)	(2.8)	10.7	3.9

EBITDA	$227.7	$115.8	$4.3	$(4.1)	$(19.2)	$324.5

2000
Cash provided by operating activities	$244.2	$150.6	$2.8	$27.4	$(138.4)	$286.6
Less: Non-cash cost basis of real estate sold	(10.3)	-	-	(4.0)	-	(14.3)
Add: Income tax expense	-	-	-	-	29.4	29.4
Interest expense	-	-	-	-	87.2	87.2
Working capital increases (decreases)	6.1	15.0	(6.7)	(15.8)	4.5	3.1
Other balance sheet changes	2.5	(1.9)	(1.1)	(7.9)	(15.0)	(23.4)

EBITDA	$242.5	$163.7	$(5.0)	$(0.3)	$(32.3)	$368.6

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     Rayonier’s revenues, operating income and cash flows are primarily derived from its two core business segments: Timber and Real Estate (previously Timber and Land) and Performance Fibers. The Company owns or leases under long-term agreements approximately 2.2 million acres in Florida, Georgia, Alabama, Washington and New Zealand. It is the 7th largest private landowner in the United States. It has also been a supplier of premier cellulose specialty grades of pulp for over seventy-five years.

     The Company has consistently produced strong cash flows and operating results, averaging above many forest products industry indices, by focusing on the following critical financial measures: operating income, EBITDA, operating funds flow, adjusted cash available for distribution, debt to capital ratio, return on equity, return on fair market value (Timber and Real Estate) and return on capital employed (Performance Fibers). In addition to these financial measures, the Company also focuses on cash available for distribution, in total and on a per-share basis, to meet its targets for delivery of above average market returns. Key non-financial measures include safety performance, quality, production as a percent of capacity and various yield statistics.

     The Company’s focus is on maximizing returns for shareholders and generating consistent cash flows from its businesses. As a REIT, Rayonier believes it will be more competitive in pursuing timberland acquisitions to further grow the Company and ultimately distribute more of its earnings to shareholders in a tax efficient manner. During the first year as a REIT, the regular annual dividend increased to $111 million from $44 million in 2003.

     Since 1999, the Company has used its cash flows to reduce debt by approximately $500 million, resulting in a current debt-to-capital ratio of 45 percent. Rayonier’s management believes that a debt-to-capital range of 45 to 50 percent is appropriate to keep its weighted average cost of capital low while maintaining its investment grade debt rating and retaining the flexibility to actively pursue growth opportunities. The Company had $50 million of medium term notes mature in February 2004 that were repaid with borrowings from the Company’s revolving credit facility. The Company’s taxable REIT subsidiary (TRS) increased its debt by $45 million primarily due to the purchase of timberlands from Rayonier Forest Resources, L. P. (RFR) to then be sold to third parties as higher and better use (HBU) real estate. These borrowings were drawn from the revolving credit facility. See Liquidity and Capital Resources for additional information regarding this intercompany transaction. The Company anticipates using cash flow from operating activities to further reduce debt in 2005.

Operational Strategies

     Timber is sold primarily through an auction process, although in the Northwest U.S. it also markets timber through log supply agreements. Timber and Real Estate is treated as a stand-alone business, requiring Company mills and trading groups to compete with third party bidders for timber at auction. This methodology of selling promotes that the highest value is received, generating a true reflection of fair value returns in Timber and Real Estate. The structure also minimizes the possibility of the Company’s manufacturing facilities being subsidized with below-market cost wood, and enables them to procure wood at the lowest cost. The Company also focuses on optimizing timber value returns by continually improving productivity and yields through advanced silvicultural practices which take into account soil, climate and biological considerations.

     A formal timberland sales program instituted in 2000 was designed to realize, on a current basis, a portion of the appreciated value of the underlying land asset. Pursuant to such program, the Company has been identifying for sale, on an annual basis, approximately 2 to 4 percent of its timberland holdings, primarily properties with values that are greater for development or conservation use than for growing timber. Rayonier expects to periodically replenish its timberlands primarily through large scale, strategic acquisitions. In conjunction with this strategy and its conversion to a REIT in 2004, the Company can only market HBU properties to third parties from its TRS, which may cause the TRS to borrow funds to finance periodic timberland purchases from the REIT. In 2004, the Company acquired 83,000 acres of timberland in southern Alabama from Great Eastern Timber Company, LLC and the TRS purchased 29,000 acres of HBU land and other properties from the REIT.

     In Performance Fibers, the focus has been to increase the Company’s position as a premier supplier of cellulose specialties while reducing its participation in the more commodity-oriented absorbent materials (primarily fluff pulp) market. In the cellulose specialties market, where the Company is a market leader, its considerable technical applications expertise is used in customer support and in customizing product to exacting specifications, which allows differentiation from most other competitors. Conversely, fluff pulp is a commodity with very little opportunity for differentiation other than by price; however, the Company continues to explore methods for enhancing the value of these fibers. There are a number of much larger companies in the fluff pulp market and as a result, the Company is not a market leader and has been successful in executing a strategy of shifting sales from absorbent materials to cellulose specialties production. In 2004, 63 percent of its volume was cellulose specialties, versus

61 percent and 55 percent in 2003 and 1999, respectively. However, while a further shift of volume to the cellulose specialties product line will be challenging, the Company will continue to focus on improving product mix within the cellulose specialty product line.

     Cost control is also a key element to remaining competitive in the Performance Fibers markets. The Company’s focus is on keeping its mills operating continuously, safely, and efficiently while closely managing raw materials and conversion costs. The Company’s capital expenditures typically are directed toward cost reduction and efficiency projects.

Industry and Market Conditions

     Market conditions over the past three years have been mixed. In U.S. timber markets, late 2003 saw a recovery in prices compared to a declining market trend beginning in 2000. This improvement continued through 2004 as demand for lumber improved due to strong housing, commercial construction and industrial markets, a competitive exchange rate and tariffs imposed on wood imports from Canada. In the Southeast U.S., the impact of three major hurricanes in 2004 resulted in lower volumes and some price erosion. The Company’s Southeast U.S. HBU properties have consistently generated strong interest which continued throughout 2004.

     In Performance Fibers, cellulose specialties’ market demand has been strong. Sales are typically made using one to three year contracts which establish prices and target volumes at the beginning of the year and buffer some of the changes in supply and demand. The Company’s recognized technical and market leadership has allowed it to maintain relatively stable pricing across its cellulose specialties product lines. In 2003, International Paper closed its Natchez, Mississippi mill, a major cellulose specialties competitor, taking approximately 260,000 tons of capacity out of the market. This was the primary driver of 2004 price and volume increases in that product line. Over the past three years, absorbent materials industry capacity has exceeded demand resulting in price movement within a relatively low cyclical range. Absorbent materials are primarily a commodity product, with little product differentiation or enhancement. Sales are typically made with an annual volume agreement that allows price to move with the market during the year. Absorbent materials prices strengthened in 2004, consistent with the commodity paper pulp market, while volumes were relatively stable.

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

Merchantable inventory and depletion costs as determined by forestry timber harvest models

     Significant assumptions and estimates are used in the recording of timberland inventory cost and depletion. Rayonier employs a forestry technical services group at each of its timberland management locations. Merchantable standing timber inventory is estimated annually, using industry-standard computer software. The inventory calculation takes into account growth, in-growth (annual transfer of oldest pre-merchantable age class into the merchantable inventory), timberland sales and the annual harvest specific to each business unit. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors. An annual business unit depletion rate is established by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect the Company’s results, in particular, timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3 percent Company-wide change in estimated standing merchantable inventory would cause 2004 depletion expense to change by approximately $1.6 million.

     The 83,000 acre timberland acquisition which closed in August 2004 resulted in a higher depletion rate in the Southeast which increased depletion expense by approximately $0.9 million in 2004. It is anticipated that the full year 2005 impact will increase depletion expense by approximately $2 million to $3 million. In 2003, the Southeast pine merchantable age was reduced from nineteen years to sixteen years. This change, which reduced the depletion rate by 2 percent in that region, decreased depletion expense by $0.7 million in 2003.

Depreciation of long-lived assets as specifically affected by economic obsolescence

     Depreciation expense is computed using the units of production method for the Performance Fibers and MDF production plants and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. Management believes these depreciation methods are the most appropriate under the circumstances as they most closely match revenues with expenses versus other generally accepted accounting methods. Long-lived assets are periodically reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Cash flows used in such impairment analyses are based on budgeted results, which take into account recent sales and cost data as well as macro economic drivers including customer demand, industry capacity and foreign exchange rates. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition and other causes.

Environmental costs associated with dispositions and discontinued operations

     Rayonier has $146 million of liabilities accrued for environmental costs relating to past dispositions and discontinued operations that will be spent over the next 20 years. See Note 15, Reserves for Dispositions and Discontinued Operations, for additional information. Significant estimates are used in determining the proper value of these obligations at a given point in time, especially due to the long-term nature of the obligations. Typically these cost estimates do not vary significantly on a quarter to quarter basis. Factors affecting these estimates include, but are not limited to, technological and regulatory changes, results from ongoing work and management’s judgment. Management periodically reviews the Company’s environmental liabilities and also engages third party consultants to assess the extent of additional work required due to changes in applicable law and new technologies potentially affecting the remediation of contaminated sites that could impact management’s estimates. A material change in an estimate in any given period could have a favorable or unfavorable effect on the results of the Company’s operations. The most recent material change in estimate occurred in 2002, when reserves were increased by $2.7 million for revised estimates of remediation costs required at the Company’s closed Washington sites, including its Port Angeles mill site.

     Expenditures for all such environmental costs totaled $8 million in 2004 and are expected to increase to $12 million in 2005 primarily as a result of increased spending required at the Company’s Washington State and Southern Wood Piedmont sites. Annual expenditures in 2006 and 2007 are expected to be in the $10 million to $12 million range.

Determining the adequacy of pension assets and liabilities

     The Company maintains four qualified benefit plans which cover substantially all of its U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to participants in the qualified plans. Pension expense for all plans was $10.6 million in 2004. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in the Company’s financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of these assumptions, the Company’s management and its actuary exercise some degree of judgment when selecting these assumptions. Selecting different assumptions, as well as actual versus expected results, would change the net periodic benefit cost and funded status of the benefit plans recognized in the financial statements.

     In determining pension expense in 2004, a $13.1 million return on pension assets was assumed based on an expected long-term rate of return of 8.5 percent. The actual return for 2004 was $20.8 million. This long-term return assumption (calculated using geometric/compound averaging) was established based on historical long-term rates of return on broad equity and bond indices, discussions with the Company’s actuary and investment advisors and consideration of the actual annualized rate of return of 9.9 percent from 1994 (the date of the Company’s spin-off from ITT Corporation) through 2003. For 2005, the long-term rate of return assumption will be kept at 8.5 percent. Management reviews this assumption periodically to ensure that it remains reasonable. At December 31, 2004 the Company’s asset mix consisted of 68 percent equities, 28 percent bonds and cash equivalents and 4 percent real estate. The Company does not expect this mix to change materially in the near future.

     The formula to calculate retirement benefits uses 1.5 percent of final average compensation for all years of service. In determining its future pension obligations, the Company selects a discount rate based on rates supplied by its actuary that incorporates high quality (AAA and AA rated), long-term corporate bond rates into its models. The discount rate at December 31, 2004 of 6.0 percent declined from the year-end 2003 rate of 6.25 percent, causing the Projected Benefit Obligation (PBO) to increase by $7.3 million.

     The Company expects its 2005 pension expense to increase to $11.2 million from $10.6 million recorded in 2004 primarily due to the decrease in the discount rate from 6.25 percent to 6.0 percent. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. The sensitivity of pension expense and obligations to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Pension Expense	PBO
25 bp decrease in discount rate	+ 0.9 million	+ 7.3 million
25 bp increase in discount rate	- 0.7 million	- 5.9 million
25 bp decrease in long-term return on assets	+ 0.4 million
25 bp increase in long-term return on assets	- 0.4 million

     The Company’s pension plans were underfunded by $46.5 million at December 31, 2004, an $18.0 million improvement to the December 31, 2003 position primarily due to discretionary contributions of $20.6 million made during the year. In 2004, $0.4 million was also contributed to meet the minimum funding requirements for the 2003 plan year. The Company had no minimum funding requirement for the 2004 plan year. There are no required quarterly pension contributions for 2005; however, the Company expects to contribute between $6 million and $11 million to further reduce the underfunded amount. Future funding requirements will vary depending on actual investment performance, changes in valuation assumptions, current liability interest rates, other employee related matters and changes in legislation.

     The Medicare Prescription Drug, Improvement and Modernization Act (the Act) was enacted in December 2003 which introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit provided by Medicare Part D. The Company’s actuary has not yet determined whether or not the Company’s postretirement benefit plan provides benefits that are at least actuarially equivalent to Medicare Part D under the Act. As such, the effects of this Act have not been reflected in the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost.

Realizability of both recorded and unrecorded tax assets and liabilities

     With the conversion to REIT tax status effective January 1, 2004, the Company’s income tax provision and deferred tax balances changed materially. Certain activities no longer require tax provisions, and the opportunity to capture tax benefits associated with its REIT status has increased. The realization of these tax opportunities requires extensive tax planning and in many cases is dependent upon events in the future and the Company’s strategy in structuring transactional terms and conditions. As a result, the effective tax rate and amount of taxes paid during various fiscal periods can vary greatly. Also, the Company’s projection of its estimated tax for the year and its provision for quarterly taxes, in accordance with SFAS No. 109, Accounting for Income Taxes, could result in greater variability than in the past. Similarly, the opportunity to realize certain deferred tax assets, or to estimate deferred tax liabilities, may be more subjective than in the past.

     For example, the Company has recorded certain deferred tax assets that management believes will be realized in future periods. These assets are reviewed periodically in order to assess their realizability. This review requires management to make assumptions and estimates about future profitability affecting the realization of these tax benefits. If the review indicates that the realizability may be less than likely, a valuation allowance will be made at that time.

     As a REIT, if certain requirements are met, only the taxable REIT subsidiaries will be subject to corporate income taxes. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property from the REIT during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, the Company must estimate the amount of REIT property that will be sold within the next ten years and retain a deferred tax liability for the expected income tax on the book-tax differences related to these dispositions. The remaining deferred tax liability of $78 million resulting from U.S. timberland temporary differences was reversed in first quarter 2004 and recorded as an income tax benefit. An estimate of taxable dispositions within the ten-year post REIT conversion period will be updated periodically and may fluctuate significantly based on market conditions and other factors related to meeting the REIT qualifying tests. The built-in gains tax can typically be eliminated if sales proceeds are reinvested in similar property within required time periods (like-kind exchanges), so long as the replacement property is owned until expiration of the ten-year holding period. However, this does not restrict the Company’s ability to sell timber on a pay-as-cut basis from such replacement property during this period. The Company completed a like-kind exchange transaction in 2004 and expects to actively pursue additional like-kind exchange opportunities in the future, but it is impossible to predict the outcome of such efforts.

     In addition, prior to March 31, 2004, the Company did not provide for taxes on approximately $123 million of undistributed foreign earnings as the Company had intended to reinvest such earnings overseas in the future. Following the conversion to a REIT, the Company’s strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. As a result, in 2004, the Company recognized $33.9 million of tax expense on undistributed foreign earnings that it expects will ultimately be repatriated. This amount will fluctuate due to subsequent exchange rate changes until actual repatriation takes place.

     On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. In 2005, the Company may elect to apply this provision to qualifying earnings that approximate $137 million at December 31, 2004 at the current exchange rate. The Company has started an evaluation of the effects of the repatriation provision; however, it may not be able to complete this evaluation until after Congress passes the proposed technical corrections bill related to the repatriation provision and/or the Treasury Department provides additional clarifying language on key elements of the provision. The clarifying language is expected to affect the Company’s evaluation of the economic value of meeting the overall criteria and implementing the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the issuance of additional guidance.

Revenue Recognition

     The Company has several different methods for recognizing revenue in each of its business segments. These policies are critical to the preparation of financial statements in accordance with generally accepted accounting principles. The following summarizes our revenue recognition policies:

     Revenue is recognized when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred, (iii) the Company’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

     Revenue from the sale of timber is recorded when title passes to the buyer. Timber sales in the Southeast U.S. and Northwest U.S. are primarily made on a pay-as-cut basis, which qualify for capital gains treatment under Section 631(b) of the Internal Revenue Code (IRC). These contracts generally require a minimum 15 percent initial payment and title and risk of loss are transferred when the timber is cut. In New Zealand, pay-as-cut contracts are also utilized which require a cash deposit or performance bond. Payments are made and title and risk of loss are transferred as the timber is cut. In a few cases, in New Zealand, lump-sum contracts are utilized which require a 20 percent initial deposit. Title and risk of loss are transferred at the time of deposit and advance installment payments are required in order for the contracted volume of timber to be cut.

     Real estate sales are recorded when title passes and when full payment or a minimum down payment of 25 percent is received and full collectibility is assured. If a down payment of less than 25 percent is received at closing, the Company records revenue based on the installment method. The same revenue recognition policy is followed when recording intercompany real estate sales from the REIT to the TRS, which eliminate upon consolidation.

     Revenue from domestic sales of Performance Fibers products is recorded when goods are shipped and title passes. Foreign sales of Performance Fibers products are recorded when the customer or agent receives the goods and title passes.

     Lumber and MDF sales are recorded when the goods are shipped and title passes.

     The Company’s Other segment includes log sales and wood products trading sales. In the Northwestern U.S. and in Chile, all log trading sales are domestic and revenue is recorded when the goods are received by the customer and title passes. In New Zealand, approximately half of the log trading sales are exported. Domestic New Zealand sales are recorded when the goods are received by the customer and title passes. Revenue on export sales is recorded when the goods are shipped to the customer and title passes.

     Revenue is recognized on domestic wood products trading sales when the product arrives at the contracted destination and title passes. Export wood products trading revenue is recognized when the product is shipped and title passes.

Financial Information (in millions)

	Year Ended December 31,
	2004	2003	2002

Sales
Timber and Real Estate
Timber	$186	$153	$172
Real Estate	96	106	75

Total Timber and Real Estate	282	259	247

Performance Fibers
Cellulose Specialties	419	378	375
Absorbent Materials	163	156	151

Total Performance Fibers	582	534	526

Wood Products
Lumber	126	97	99
MDF	44	41	38

Total Wood Products	170	138	137

Other operations	174	172	216
Intersegment Eliminations	(1)	(2)	(9)

Total Sales	$1,207	$1,101	$1,117

Operating Income (Loss)
Timber and Real Estate
Timber	$72	$52	$77
Real Estate	75	87	47

Total Timber and Real Estate	147	139	124

Performance Fibers	47	(3)	36
Wood Products
Lumber	14	-	(8)
MDF	(4)	(2)	(1)

Total Wood Products	10	(2)	(9)

Other operations	6	-	(3)
Provision for dispositions	-	-	(3)
Corporate and other expenses / eliminations	(40)	(31)	(15)

Total Operating Income	$170	$103	$130
Interest Expense	(47)	(49)	(62)
Interest/Other Income	1	2	2
Income Tax Benefit (Expense)	33	(6)	(15)

Income from Continuing Operations	$157	$50	$55
Loss from Discontinued Operations	-	-	(1)

Net Income	$157	$50	$54

Analysis of the Company’s results of operations for three years ended December 31, 2004.

Results of Operations, 2004 versus 2003

Timber and Real Estate

     In the Northwest U.S., 2004 timber sales and operating income improved as timber prices increased 14 percent and volume increased 26 percent, respectively, compared to prior year. In general, demand for timber in this region increased as the demand for lumber rose due to the strong housing market. Increased demand, coupled with a reduced log supply from Canada as the U.S. dollar weakened, also created favorable market conditions. In addition, 2004 Northwest timber volume reflected harvesting on contracts delayed from being sold in the fourth quarter of 2003 in order to utilize the Company’s new REIT status in 2004. See Item I, Business for additional information on the Company’s REIT conversion.

     In the Southeast U.S., 2004 timber sales and operating income increased from 2003 primarily as a result of an 8 percent increase in pine prices as the strong housing market contributed to increased demand. Higher pine prices were partly offset by lower volumes due to the impact of three major hurricanes and wet weather conditions during the latter part of 2004. Compared to 2003, pine and hardwood volumes declined 3 percent and 20 percent, respectively, while hardwood prices decreased 2 percent. The Company estimates these hurricane-related market conditions reduced 2004 operating income by approximately $3 million.

     In New Zealand, 2004 timber sales and operating income also increased due to stronger demand and to operating the Queen Charlotte forest for all of 2004 compared to only part of the year in 2003. Timber volumes increased 2 percent, while radiata pine prices (converted to U.S. dollars) increased 13 percent in New Zealand due to the strong local currency as well as product mix.

     Real estate sales and operating income decreased primarily due to lower acreage sold in 2004 compared to 2003. The nature of real estate sales is such that year over year fluctuations may be material due to the uncertainty in the timing of development and conservation land sale opportunities and in the closing of real estate transactions.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Other	Foreign Exchange	2004

Timber	$153	$15	$15	$1	$2	$186
Real Estate	106	2	(12)	-	-	96

Total Sales	$259	$17	$3	$1	$2	$282

Operating Income (in millions)		Changes Attributable to:
	2003	Price	Volume	Mix/Costs	Foreign Exchange*	2004

Timber	$52	$15	$3	$(2)	$4	$72
Real Estate	87	2	(10)	(4)	-	75

Total Operating Income	$139	$17	$(7)	$(6)	$4	$147

* 2003 included foreign exchange losses from balance sheet translation.

Performance Fibers

     Cellulose specialties sales volumes for 2004 increased approximately 18,000 metric tons, or 4 percent, from 2003 levels. The majority of the higher volume (16,000 metric tons) occurred in the acetate market due to a market share increase caused by the closure of International Paper’s Natchez, Mississippi facility in 2003. The closure also contributed to a price increase of over 8 percent in the acetate product line in 2004.

     The Absorbent Materials product line is made up of approximately 80 percent fluff pulp sales where pricing is commodity in nature. During 2004 the average price increased 6 percent over 2003. Absorbent materials sales volumes decreased approximately 3 percent from 2003 principally as a result of a major maintenance shutdown during the fall of 2004 that reduced the number of operating days.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	2004

Cellulose Specialties	$378	$25	$16	$419
Absorbent Materials	156	11	(4)	163

Total Sales	$534	$36	$12	$582

     Performance Fibers operating income of $47 million in 2004 compared to an operating loss of $3 million in 2003. The improvement was primarily the result of stronger prices and lower hardwood (due to absence of severe weather-related hardwood shortages), chemical and energy costs.

Operating Income/(Loss) (in millions)		Changes Attributable to:
	2003	Price	Volume	Costs/Mix	2004

Total Operating Income/(Loss)	$(3)	$36	$2	$12	$47

Wood Products

     Lumber sales prices and volumes increased 16 percent and 12 percent, respectively, over the prior year. Domestic lumber markets strengthened in 2004 due to strong housing starts and reduced Canadian imports resulting from the weaker U.S. dollar and trade tariffs.

     MDF sales increased in 2004 primarily due to higher prices partly offset by a 6 percent volume decrease.

Sales (in millions)		Changes Attributable to:
	2003	Price	Volume	Foreign Exchange	2004
Lumber	$97	$17	$12	$-	$126
MDF	41	5	(3)	1	44

Total Sales	$138	$22	$9	$1	$170

     Lumber results improved due to the higher sales prices and volumes partly offset by an increase in raw material and production costs.

     MDF’s 2004 operating loss increased over the prior year primarily due to higher manufacturing costs resulting from the impact of the strong New Zealand dollar on raw material prices and export pricing. On a New Zealand dollar basis, costs were up slightly in 2004 when compared to 2003.

Operating Income/(Loss) (in millions)		Changes Attributable to:
	2003	Price	Costs	Foreign Exchange*	2004

Lumber	$-	$18	$(4)	$-	$14
MDF	(2)	5	(1)	(6)	(4)

Total Operating Income/(Loss)	$(2)	$23	$(5)	$(6)	$10

      *Includes $2 million of expense mainly due to less favorable balance sheet translation and mark to market adjustments on forward currency contracts when compared to 2003.

Other Operations

     Trading sales of $174 million were $2 million above 2003 while operating income of $6 million compared favorably to a break-even operating income in 2003. Operating income improved due to higher trading margins and stronger coal royalty income. In 2003, the Company consolidated certain operations in its non-core businesses in order to improve operating margins; however, there are no immediate plans to exit these businesses.

Corporate and Other Expenses/Eliminations

     Corporate and other expenses of $40 million were $9 million above 2003 principally due to higher legal fees and the absence of prior year’s favorable balance sheet foreign exchange translation gains.

Interest Expense

     Interest expense of $47 million was $2 million below the prior year due to lower rates.

Interest/Other Income

     Interest and other income of $1 million, relating primarily to interest income earned on cash and cash equivalents, was $1 million below 2003.

Provision for Income Taxes

     The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with becoming a REIT, under which the Company’s U.S. timberland operations will not be subject to federal income taxes if applicable distribution, income, asset and shareholder tests are met, as well as LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($17.9 million in 2004) and corporate overhead expenses associated with REIT activities ($15.4 million in 2004). The net tax benefit from REIT activities for 2004 was $24.5 million.

     In 2004, the Company had an overall tax benefit of $33.5 million, including discrete items, resulting in an effective tax rate benefit of 27.1 percent compared to an effective tax rate provision of 10.4 percent in 2003. The benefit is primarily attributable to two significant first quarter discrete adjustments resulting from the REIT conversion and a related change in business strategy regarding repatriation of foreign earnings which netted to a $49.7 million benefit.

     The Company’s $14.6 million tax provision in 2004 before discrete items (as reflected in the following table), resulted in an effective tax rate of 11.8 percent compared to 14.1 percent in 2003. This decrease resulted primarily from our REIT status and the recognition of $11 million of like-kind exchange (LKE) benefits from certain timberland sales recorded during the year. These benefits were partly offset by U.S. taxes on current year undistributed foreign earnings expected to be repatriated and the absence of tax benefits associated with the settlement of a foreign currency-denominated intercompany loan that occurred in 2003. See Note 5 — Like-Kind Exchanges — Real Estate, for additional information regarding the LKE transaction.

     The following table reconciles the Company’s income tax provision at the U.S. statutory rate to the reported provision and effective tax rate for 2004, 2003 and 2002 (in millions):

	2004	%	2003	%	2002	%

Income tax provision from continuing operations
at U.S. statutory rate	$(43.2)	(35.0)	$(19.5)	(35.0)	$(24.4)	(35.0)
State and local taxes, net of federal benefit	(0.6)	(0.5)	(0.2)	(0.4)	(0.3)	(0.4)
REIT income not subject to federal tax	24.5	19.9	-	-	-	-
Foreign operations *	3.7	3.0	11.4	20.5	5.5	7.9
Tax benefit on foreign sales	2.4	1.9	1.4	2.5	2.2	3.3
Permanent differences	(0.3)	(0.3)	0.1	0.2	0.4	0.5
Tax credits and other, net	(1.1)	(0.8)	(1.0)	(1.9)	0.6	0.8

Income tax provision from continuing operations
before discrete items	(14.6)	(11.8)	(7.8)	(14.1)	(16.0)	(22.9)
Reversal of deferred tax liability-REIT conversion	77.9	63.1	-	-	-	-
U.S. tax on prior undistributed foreign earnings	(28.2)	(22.9)	-	-	-	-
Foreign exchange rate change on U.S. tax from
undistributed foreign earnings	(3.0)	(2.4)	-	-	-	-
Return to accrual adjustment	1.4	1.1	(0.3)	(0.5)	1.1	1.6
Tax benefit from favorable audit interim partial settlement	-	-	2.3	4.2	-	-

Income tax benefit/(provision) from continuing operations as reported	$33.5	27.1	$(5.8)	(10.4)	$(14.9)	(21.3)

* Primarily from foreign exchange and rate differentials.

Results of Operations, 2003 versus 2002

Timber and Real Estate

     In the Northwest U.S., sales and operating income in 2003 were impacted by lower demand for hemlock and Douglas fir resulting in lower overall timber sales prices of 14 percent and a total volume decrease of 11 percent in 2003 compared to prior year. In general, the demand for timber in that region has been trending down over time due to an increase in Canadian and South American supply as well as increased saw mill closures throughout the west coast. In addition, Northwest timber volume made available for sale in the fourth quarter of 2003 was delayed in order to utilize the Company’s new REIT status in 2004. Conversely, this shift created an increase in the first nine months of 2004 volumes offered for sale compared to the same period ended in 2003. See Item 1. Business for additional information on the REIT conversion.

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

Sales (in millions)		Changes Attributable to:
	2002	Price	Volume	Mix/Other	Foreign Exchange	2003

Timber	$172	$(12)	$(9)	$(2)	$4	$153
Real Estate	75	37	(6)	-	-	106

Total Sales	$247	$25	$(15)	$(2)	$4	$259

     Real estate sales and operating income increased primarily due to the June 2003 Matanzas Marsh sale, which contributed $42 million and $39 million in sales and operating income, respectively.

Operating Income (in millions)		Changes Attributable to:
	2002	Price	Volume	Mix/Costs	Foreign Exchange	2003

Timber	$77	$(12)	$(9)	$(7)	$3	$52
Real Estate	47	37	(4)	7	-	87

Total Operating Income	$124	$25	$(13)	$-	$3	$139

     The nature of real estate sales is such that year over year fluctuations may be material due to the timing of closing real estate transactions as well as uncertainty in the timing of conservation and development land sale opportunities.

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

Sales (in millions)		Changes Attributable to:
	2002	Price	Volume	2003

Cellulose Specialties	$375	$3	$-	$378
Absorbent Materials	151	1	4	156

Total Sales	$526	$4	$4	$534

     Performance Fibers operating loss for 2003 was the segment’s first loss in ten years due primarily to weather-related hardwood material shortages and resulting increased cost, as well as higher caustic, ammonia, natural gas, fuel oil and maintenance costs.

Operating Income/(Loss) (in millions)		Changes Attributable to:
	2002	Price	Costs	2003

Total Operating Income/(Loss)	$36	$4	$(43)	$(3)

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

     MDF sales were higher in 2003 primarily due to a volume increase of 9 percent, while prices were unchanged.

Sales (in millions)		Changes Attributable to:
	2002	Price	Volume	Foreign Exchange	2003

Lumber	$99	$2	$(4)	$-	$97
MDF	38	(1)	3	1	41

Total Sales	$137	$1	$(1)	$1	$138

     Lumber results improved to breakeven due to the higher sales prices and a decrease in raw material and production costs.

     MDF’s operating loss increased in 2003 over the prior year primarily due to higher manufacturing costs resulting from the impact of the strong New Zealand dollar on raw material prices and export pricing. On a New Zealand dollar basis, costs were favorable in 2003 when compared to 2002.

Operating Income/(Loss) (in millions)		Changes Attributable to:
	2002	Price	Volume	Costs	2003

Lumber	$(8)	$2	$1	$5	$-
MDF	(1)	(1)	-	-	(2)

Total Operating Income/(Loss)	$(9)	$1	$1	$5	$(2)

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

Corporate and Other Expenses/Eliminations

     Corporate and other expenses were $16 million above 2002 principally due to $6 million in REIT conversion costs and $7 million in higher stock price-based compensation.

     Other operating income includes a pre-tax gain of $2.4 million and $1.2 million from New Zealand dollar foreign currency contracts that matured in 2003 and 2002, respectively. See Note 6-Financial Instruments, for additional information relating to the Company’s New Zealand forward contracts.

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

Liquidity and Capital Resources

Cash Flow

     On a historical basis, the Company’s operations have generally produced consistent cash flow and required limited capital resources. Cash generated from the sale of timber and real estate as well as price improvements in its performance fibers business, has enabled the Company to fund a strategic acquisition structured as a tax efficient like-kind exchange (LKE), capital expenditures, debt repayments and dividends. Short-term borrowings in cash management activities help fund cyclicality and seasonality in working capital needs. Long-term debt has historically been used to fund major acquisitions.

     In the fourth quarter of 2004, RFR sold approximately $45 million of timberlands to the Company’s TRS including Rayland, LLC (a dealer in HBU property) and Rayonier Forest Properties, LLC (RFP) for subsequent sale to third parties. This intercompany land sale resulted in a taxable gain to RFR (due to the excess of fair market value over tax basis) requiring it to pay $13 million in income taxes. The TRS financed the purchase by borrowing approximately $40 million from the Company’s unsecured revolving credit facility. For financial reporting purposes all sales and costs from this transaction were eliminated upon consolidation; however, TRS’ borrowings from the long-term credit facility and cash proceeds residing at RFR were not. As a result of this transaction and other working capital needs of the TRS ($5 million), the Company’s borrowings from the revolving line of credit increased $45 million.

      Cash provided by operating activities of $295 million in 2004 increased $87 million from 2003. This increase was due to higher operating income, a $19 million income tax refund relating to 2003 and lower working capital requirements partly offset by a $10 million increase in pension plan contributions. The operating cash flow generated was used to purchase 83,000 acres of timberlands in Alabama for $89 million, finance capital expenditures of $90 million and pay dividends of $111 million. Excluding the $61 million special dividend paid in connection with the REIT conversion in 2003, cash dividends increased $67 million over prior year. Debt also increased $40 million in 2004 as the TRS used its long-term credit facility to finance the intercompany purchase of REIT timberlands (discussed above), to fund a $12 million dividend to the REIT and to refinance $50 million of its 6.15 percent medium-term notes. Despite these increases, the Company’s debt-to-capital ratio of 45 percent improved from 47 percent in 2003 as a result of higher net income associated primarily with the net benefit of the two first quarter discrete tax adjustments, partly offset by the higher level of dividends. The Company anticipates its debt-to-capital ratio to increase in the future as dividend payments exceed earnings. The percentage of debt with fixed interest rates was 62 percent as of December 31, 2004 and 74 percent as of December 31, 2003. Other financing activities included proceeds from the exercise of stock options of $18 million, which decreased $6 million from 2003. As of December 31, 2004, cash and cash equivalents of $84 million increased $63 million over the prior year end level, while cash investments of $77 million increased $60 million. The cash investments consist of marketable securities with maturities at the date of acquisition of 90 days or less.

     The severe decline in the U.S. equity markets during 2002 reduced the value of the Company’s pension plan assets and lower interest rates have increased the net present value of projected benefit obligations. Although the equity markets improved in 2003 and 2004, the Company’s pension plans were underfunded (projected benefit obligation in excess of the fair market value of the plan assets) by approximately $46 million and $64 million at December 31, 2004 and 2003, respectively. Pension contributions of $21 million were made in 2004 compared to $11 million in 2003. The Company anticipates making pension contributions in excess of minimum funding requirements ranging from $6 million to $11 million in 2005 and 2006 to further reduce the underfunded amount.

     The Company also anticipates 2005 pre-tax expenditures of $12 million for environmental costs (See Environmental Regulation for further information). Capital expenditures in 2005 are forecasted to be at the 2004 and 2003 levels of approximately $90 million, while dividend payments are expected to increase from $111 million in 2004 to $124 million in 2005. Cash payments for income taxes in 2005 are anticipated to be between $23 million and $28 million. The Company also intends to reduce the revolving credit facility borrowings by $45 million in 2005 and has classified this amount as a current liability in the Consolidated Balance Sheet.

     Cash provided by operating activities of $208 million in 2003 decreased $45 million from 2002 due to a $16 million tax and interest deposit, an $11 million pension fund contribution and lower operating income. The operating cash flow generated in 2003 was used to finance capital expenditures of $91 million, including the purchase of $5 million of assets previously leased, pay dividends of $105 million and reduce debt by $34 million. The dividends paid in 2003 include $61 million related to the special dividend paid in connection with the REIT conversion. The year-end debt-to-capital ratio of 47 percent improved from 48 percent in 2002. The percentage of debt with fixed interest rates was 62 percent as of December 31, 2003 and 78 percent as of December 31, 2002. On December 31, 2003, the Company had cash investments of $17 million, an increase of $3 million from year-end 2002. The cash investments consisted of marketable securities with maturities at the date of acquisition of 90 days or less.

Liquidity Performance Indicators

     The discussion below is presented to enhance the reader’s understanding of Rayonier’s ability to generate cash, its liquidity and its ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings from Continuing Operations before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDA), and Adjusted Cash Available for Distribution (Adjusted CAD). These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing the financial condition and cash generating ability of the Company. EBITDA is defined by the Securities and Exchange Commission; however, Adjusted CAD as defined may not be comparable to similarly titled measures reported by other companies.

     EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. In 2004, EBITDA was $324 million, an increase of $62 million over 2003. The increase is primarily due to higher operating results in the performance fibers and wood product segments as well as lower working capital requirements partly offset by higher pension contributions. In 2003, EBITDA was $262 million, a decrease of $36 million from 2002. This decrease was primarily due to lower operating results, higher pension contributions and a $16 million tax and interest deposit.

     Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the five-year period ended December 31, 2004 (in millions of dollars):

	2004	2003	2002	2001	2000

Cash provided by operating activities	$295.4	$208.2	$252.9	$231.0	$286.6
Non-cash cost basis of real estate sold	(11.0)	(5.9)	(13.7)	(10.0)	(14.3)
Income tax (benefit) expense	(33.5)	5.8	14.9	23.7	29.4
Interest expense	46.9	48.7	62.4	70.3	87.2
Working capital increases (decreases)	(35.3)	17.9	(5.9)	5.6	3.1
Other balance sheet changes	61.6	(12.3)	(12.7)	3.9	(23.4)

EBITDA	$324.1	$262.4	$297.9	$324.5	$368.6

     A non-cash expense critical to the economics of our Timber and Real Estate core business is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the five years ended December 31, 2004, 2003, 2002, 2001 and 2000, totaled $335 million, $268 million, $312 million, $335 million and $383 million, respectively.

     Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing like-kind exchange benefits). The Company defines Cash Available for Distribution (CAD) as Cash Provided by Operating Activities less capital spending, the tax benefit on the exercise of stock options, the tax benefits associated with certain strategic acquisitions and the change in committed cash. Committed cash represents outstanding checks that have been drawn on the Company’s zero balance bank accounts but have not been paid. In compliance with Securities and Exchange Commission requirements for non-GAAP measures, the Company also reduces CAD by mandatory debt repayments resulting in the measure entitled “Adjusted CAD.”

     Adjusted CAD was $114 million in 2004, an increase of $4 million from 2003. The increase primarily results from the $87 million increase in cash provided by operating activities partially offset, on a pro forma basis, by $30 million in income taxes that would have been paid absent qualifying IRC Section 1031 exchange acquisitions. In addition, mandatory debt repayments were higher in 2004 by $50 million (subsequently refinanced), further reducing Adjusted CAD. Adjusted CAD generated in 2004 is not necessarily indicative of the amounts that may be generated in future periods.

     Adjusted CAD was $110 million in 2003, $22 million above the $88 million generated in 2002. This increase was primarily due to lower mandatory debt repayments in 2003 of $80 million, partially offset by lower cash provided by operating activities and higher capital expenditures.

     Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five-year period ended December 31, 2004 (in millions):

	2004	2003	2002	2001	2000

Cash provided by operating activities	$295.4	$208.2	$252.9	$231.0	$286.6
Capital spending, net	(89.3)	(85.2)	(76.7)	(74.3)	(85.8)
Purchase of assets previously leased	-	(5.4)	-	-	-
LKE tax benefits on third party real estate sales*	(11.3)	-	(0.7)	-	-
LKE tax benefits on intercompany real estate sales*	(19.0)	-	-	-	-
Change in committed cash	(3.5)	0.4	(1.7)	7.1	(5.3)
Tax benefit on exercise of stock options	(4.4)	(4.8)	(2.5)	(1.5)	-

CAD	167.9	113.2	171.3	162.3	195.5
Mandatory debt repayments**	(53.6)	(3.5)	(83.2)	(26.8)	(6.3)

Adjusted CAD***	$114.3	$109.7	$88.1	$135.5	$189.2

* Represents income taxes that would have been paid had the Company not completed the LKE transactions.

** Mandatory repayments represent debt that matured and settled during the same year. In addition to the mandatory payments, discretionary debt repayments of $0, $30.0 million, $130.0 million, $99.5 million and $160.0 million were made in 2004, 2003, 2002, 2001 and 2000, respectively.

*** In 2004, Adjusted CAD was utilized to fund cash dividends and to partly fund the acquisition of the Andalusia property of $89.3 million, net of LKE tax benefits on both intercompany and third party sales of $30.3 million.

     Rayonier defines Custodial Capital Spending, a non-GAAP measure, as capital expenditures, net of proceeds from retirements, required to maintain its current earnings level over the cycle and to keep facilities and equipment in safe and reliable condition as well as in compliance with regulatory requirements. The measure is important to properly evaluate the Company’s cash requirements, to forecast potential uses of cash and for use in valuation models. The Company has a system in place to classify capital spending projects as either custodial or discretionary prior to approval and to track expenditures accordingly; however, the determination of discretionary versus custodial spending still requires some level of management judgment and such limitation should be considered when using this measure. In 2004, net capital expenditures of $89 million included $80 million of Custodial Capital Spending, of which $17 million was for environmental requirements. Discretionary spending of $10 million was for numerous projects including a kiln conversion at the Swainsboro sawmill, turbine generator upgrades at the Jesup and Fernandina mills, and lumber processing equipment at the Eatonton sawmill. Capital projects include profit improvement, custodial capital, timberlands reforestation and various projects to comply with new environmental laws and requirements. As new environmental regulations are promulgated, additional capital spending may be required. For additional information concerning environmental expenditures, see Environmental Regulation.

     Below is a reconciliation of Capital Expenditures, net of sales and retirements to Custodial Capital Spending, for the five-year period ended December 31, 2004 (in millions):

	2004	2003	2002	2001	2000

Capital Expenditures, net of sales and retirements*	$89.3	$85.2	$76.7	$74.3	$85.8
Less: Discretionary spending	(9.7)	(9.3)	(11.1)	(13.4)	(19.9)

Custodial Capital Spending	$79.6	$75.9	$65.6	$60.9	$65.9

*Excludes 2004 strategic Alabama (Andalusia) timberlands acquisition.

Liquidity Facilities

     In November 2003, a new $250 million unsecured revolving credit facility was negotiated with a group of banks that replaced the previous $170 million facility and RFR’s $75 million facility. The new facility allows the parent company, Rayonier Inc. and its subsidiaries, TRS and RFR, to borrow up to a combined total of $250 million and expires November 2006. At December 31, 2004, there was $95 million outstanding on the revolving credit facility, $50 million from refinancing medium term notes that matured in February 2004, while the remaining $45 million was primarily due to financing the intercompany timberland sale from RFR to the TRS. There were no borrowings outstanding as of December 31, 2003. Standard & Poor’s Ratings Services assigned the facility and the Company’s long-term debt its ‘BBB-’ investment grade rating with a ‘Stable’ outlook. Moody’s Investors Service assigned the facility and the Company’s long-term debt its ‘Baa3’ investment grade rating with a ‘Negative’ outlook. The ‘Negative’ outlook reflects concerns by Moody’s over the Company’s ability to maintain its timberland cash flow and asset base, the potential for structural subordination of future debt placements and the cyclicality of its Performance Fibers business.

     In conjunction with the Company’s $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. In addition, there are covenant requirements in effect for RFR on the ratio of cash flow available for fixed charges to fixed charges.

     A dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds From Operations (Covenant FFO) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold.

     The covenants listed below are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect as of December 31, 2004, were as follows:

	Covenant Requirement	Actual ratio at December 31, 2004	Favorable (Unfavorable)

Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	7.15 to 1	4.65
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.98 to 1	2.02
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	6.14 to 1	3.64
Dividends paid should not exceed 90 percent of Covenant FFO	90%	39%	51%

     The Company is currently in compliance with all of its financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the Company’s RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. As of December 31, 2004 and 2003, the amount of excess proceeds was approximately $16 million.

Equity Resources

     At the May 2004 Annual Shareholders Meeting, the Company’s shareholders approved an increase in authorized shares of common stock to 120,000,000. At December 31, 2004 and 2003, the Company had 49,977,553 and 49,018,316 common shares issued and outstanding, respectively.

     In 1996, Rayonier began a Common Share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares actually issued to employees during the year. In October 2000, the Board of Directors authorized the purchase of an additional 1.5 million shares. These shares were authorized separately from the 1.5 percent of outstanding shares anti-dilutive program, neither of which have expiration dates. Below is a summary of the share repurchases for 2004, 2003 and 2002.

	2004	2003	2002

Shares authorized for repurchase *	2,050,925	1,939,287	2,035,872
Shares repurchased	-	-	105,000
Cost of repurchased shares (in thousands)	$-	$-	$3,144
Average cost per share	$-	$-	$29.94

     * Amounts do not roll forward as shares authorized for repurchase are calculated based on shares outstanding at the beginning of each year.

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

     The following table aggregates the Company’s contractual financial obligations as of December 31, 2004 and anticipated cash spending by period:

		Payments Due by Period

Contractual Financial Obligations (000’s)	Total	2005	2006-2007	2008-2009	Thereafter

Current maturities of long-term debt	$48,575	$48,575	$-	$-	$-
Long-term debt	611,080	-	171,315	172,005	267,760
Operating leases - timberland*	115,146	5,376	10,425	10,337	89,008
Operating leases - PP&E, offices	11,725	3,160	3,741	1,668	3,156
Capital leases	467	-	-	-	467
Purchase obligations	2,025	1,455	535	35	-
Other long-term liabilities	2,475	275	550	550	1,100

Total contractual cash obligations	$791,493	$58,841	$186,566	$184,595	$361,491

*The majority of timberland leases are subject to escalation clauses based on either the Consumer Price Index or the Producer Price Index.

     The nature and purpose of off-balance sheet arrangements are sometimes to provide credit support for certain suppliers/vendors and customers in case of their default on critical Company-related obligations, and collateral for certain self-insurance programs that the Company maintains. These arrangements consist of standby letters of credit and surety bonds. As part of its ongoing operations, the Company may also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered to be a source of liquidity or capital resource and do not expose the Company to material risks or material unfavorable financial impacts.

     The following table aggregates financial commitments as of December 31, 2004:

Financial Commitments (000’s)	Maximum Potential Payment	Carrying Amount of Liability

Standby letters of credit (1)	$76,496	$61,410
Guarantees (2)	102,184	95,043
Surety bonds (3)	15,141	2,059

Total financial commitments	$193,821	$158,512

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit expire at various dates during 2005 and are typically rolled over as required.

(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bankers pursuant to the bond. The Company would have to perform under the guarantee and seek legal redress from the owner if the bankers defaulted on the bond. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of December 31, 2004, three years of obligations remained, estimated at $1.5 million per year. This guarantee expires in 2007.

In 2004, the Company sold approximately 15,000 acres of timberland for approximately $25 million. As payment for this property, a 15-year installment note was received from the buyer, with a fixed interest rate of 5.17 percent. In addition, the buyer delivered an irrevocable letter of credit from a major banking institution that secures all payments of principal and interest under the installment note. The Company monetized the note by contributing the note and the letter of credit to a bankruptcy-remote limited liability subsidiary that meets the requirements of a qualified special purpose entity (QSPE) as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As such, the QSPE is not consolidated in the Company’s financial statements. Using the installment note and the letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes with a fixed interest rate of 5 percent and remitted cash of $22.5 million to the Company. At closing the Company recorded a retained interest of $2.8 million in the QSPE. In conjunction with this timberland sale and note monetization, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of the QSPE. The Company recorded the fair market value of the guarantee of $43 thousand to reflect the obligation to perform under the make-whole agreement.

In conjunction with the Company’s $250 million revolving credit facility, Rayonier guarantees the borrowings of RFR and TRS. Additionally, TRS guarantees the borrowings of Rayonier Inc. At December 31, 2004, TRS had $95 million of debt outstanding on the facility that is guaranteed by Rayonier. See Note 12-Debt for additional information on the revolving credit facility.

(3)	Rayonier has issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for its workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2005 and 2006 and are renewed as required. In 1996, the Company was required to issue a bond to cover future potential closure costs for the MDF plant in New Zealand.

     In May 2004, the Company completed a Form S-4 acquisition shelf registration to offer and issue 7,000,000 common shares for the acquisition of other businesses, assets or properties. As of December 31, 2004, no common shares have been offered or issued. In September 2003, the Company completed a Form S-3 shelf registration statement to offer $500 million of new public debt and/or equity securities. This registration statement replaced the previous $150 million shelf registration which was subsequently deregistered. On December 19, 2003, 6.4 million common shares were issued as part of a special stock dividend paid in conjunction with its conversion to a REIT. The fair market value of the shares at the day of issuance was $253 million, leaving $247 million available under the $500 million shelf registration.

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards No. 123 (SFAS No. 123R), Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that all stock-based compensation, including options, be expensed at fair value as of the grant date over the vesting period. Companies will be required to use an option pricing model to determine compensation expense, consistent with the model used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (i.e. Black-Scholes or Binomial). SFAS No. 123R is effective for interim and fiscal periods beginning after June 15, 2005. The Company will adopt the revised SFAS No. 123R on July 1, 2005. The Company does not expect the adoption of this standard to have a significant impact on its financial condition, results of operations or cash flows.

     In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The

American Jobs Creation Act of 2004 (the Act) includes tax relief for domestic manufacturers by providing a tax deduction of up to 9 percent (when fully phased-in) of the lesser of “qualified production activities income” (as defined by the Act) or taxable income. In conjunction with creating this new deduction, the Act phases out the current Extraterritorial Income Exclusion (EIE) over the next two years. The FSP requires that the new deduction be accounted for as a special deduction because the deduction is based on the future performance of specific activities, including level of wages. The Company will adopt the provisions of FSP 109-1 in 2005 and expects to record a comparable tax benefit to what it booked under the EIE in 2004.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. SFAS No.109 requires adjustment of deferred tax assets and liabilities for the effect of a change in tax rates in the period that includes the enactment date of the Act. The purpose of this FSP was to grant companies additional time to evaluate the effect of the Act on their plans for reinvestment or repatriation of foreign earnings, postpone recognition until such determination is made and to provide guidance for disclosures during reporting periods when determination has not yet been made. The FSP requires disclosure of a company’s status of its determination, its expected date of completion and a range of reasonably possible amounts considered for repatriation, including the related tax effects of doing so. During the determination period, companies will be required to presume repatriation of foreign earnings if a deferred tax liability was previously recognized for some or all of its undistributed foreign earnings as well as current foreign earnings that are not expected to be indefinitely reinvested. The Company complied with the accounting and reporting guidance outlined in the FSP in 2004 (See Note 9-Income Taxes).

     In November 2004, the FASB issued SFAS No. 151, Amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations or cash flows.

     In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a prescription drug benefit under Medicare Part D to those employers that sponsor postretirement health care plans that provide prescription drug benefits to participants that are actuarially equivalent to Medicare Part D. This FSP provides reporting guidance for companies that have not made an actuarial determination and accounting guidance for when the determination is made. The Company’s actuary is still determining the actuarially equivalent benefit and the Company complied with the reporting guidance in the FSP, which was effective July 1, 2004.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. The Company adopted the original FIN 46 on July 1, 2003. This initial adoption did not impact Rayonier’s financial condition, results of operations or cash flows in 2003. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify and expand on accounting guidance for variable interest entities (VIEs). The application of FIN 46R for companies with interests in a VIE is required for fiscal years ending after December 15, 2003. The Company did not have any unconsolidated variable interests that require consolidation under FIN 46R as of December 31, 2004 and 2003, and as a result, there was no impact on the Company’s financial condition, results of operations or cash flows upon adoption on January 1, 2004.

Environmental Regulation

     Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, and state laws and regulations governing similar activities. Management closely monitors its environmental responsibilities, and similar state laws and regulations, and believes that the Company is in substantial compliance with current environmental requirements. It is the opinion of management that substantial expenditures over the next 10 years will be required in the area of environmental compliance. During 2004, 2003 and 2002, Rayonier spent approximately $7 million, $10 million and $7 million, respectively, for capital projects related to environmental compliance for ongoing operations. During 2005 and 2006, Rayonier expects spending to decrease to approximately $6 million per year on such capital projects, primarily related to Cluster Rule compliance as discussed below.

     The Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s two Performance Fibers dissolving pulp mills and two other similar mills. In late 2003, EPA informed the Company that it was delegating its Cluster Rule rulemaking authority for these four mills to the environmental agencies of the respective states. Rayonier will continue to work with the EPA and the applicable state environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next five years (2005-2009) associated with Cluster Rule compliance and other environmental regulations are not expected to exceed $25 million. Such capital expenditures are not expected to cause total capital expenditures to exceed an annual average of $90 million to $100 million.

     Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may prevent timber harvesting, road building and other activities on private lands, including a portion of the Company’s timberlands. In the Northwest, in particular, over the past several years the harvest of timber from parts of the Company’s timberlands in the State of Washington has been both temporarily and permanently restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report, which led the Washington Forest Practices Board to adopt rules further restricting timber harvesting within buffers along streams with fish habitat. All of these restrictions have caused Rayonier over time to restructure and reschedule its harvest plans and have reduced the total volume of timber available for harvest. For the most part, however, these restrictions had been anticipated and the Company expects to sustain past harvest levels in the foreseeable future.

     With respect to dispositions and discontinued operations, Rayonier currently estimates that expenditures during 2005-2006 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $10 million to $12 million per year. Such costs, including monitoring and remediation costs, will be charged against its reserves for estimated environmental obligations which the Company believes are sufficient for costs expected to be incurred over the next 20 years with respect to dispositions and discontinued operations. At December 31, 2004, these reserves totaled approximately $146 million. The actual future environmental costs will be dependent on the outcome of negotiations with federal and state agencies and may also be affected by changes in applicable laws and regulations, the exercise of discretion in interpretation of applicable law and regulations by governmental agencies and changes in environmental remediation technology. Based on information currently available, management does not believe that any future changes in estimates would materially affect Rayonier’s consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market and Other Economic Risks

     Rayonier is exposed to various market risks, including changes in foreign exchange rates, interest rates and commodity prices. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading or speculative purposes.

     Cyclical pricing of commodity market paper pulp ultimately influences Performance Fibers prices, particularly in the Absorbent Materials product line. However, since Rayonier is a non-integrated producer of specialized Performance Fibers for non-papermaking end uses, its high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices with peaks and valleys that are less severe.

     Most of Rayonier’s revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk within its New Zealand operation related to foreign currency pricing and costs and periodically enters into foreign currency forward contracts to hedge the risks of foreign currency fluctuations. At December 31, 2004, the Company held foreign currency contracts to purchase New Zealand dollars maturing through June 2005 totaling $4.6 million. The fair value of outstanding foreign currency contracts at year-end was an asset of approximately $0.7 million. Market risk resulting from a hypothetical 7 cent change in the New Zealand dollar/U.S. dollar exchange rate on the outstanding foreign currency contracts amounts to an approximate change of $0.5 million in pre-tax income/loss.

     Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At December 31, 2004, two interest rate swap agreements were held. One agreement with a notional amount of $50 million swaps a fixed 8.288 percent interest rate for a six-month LIBOR rate plus 4.7825 percent. The second agreement with a notional amount of $40 million swaps a fixed 8.288 percent interest rate for a six-month LIBOR rate plus 4.99 percent. The fair value of these interest rate swaps at year-end, which mature in 2007, was a liability of $0.8 million. Market risk resulting from a one percentage point (100 basis points) change in the six-month LIBOR rate amounts to an approximate change of $0.9 million in pre-tax income/loss.

     The fair market value of long-term fixed interest rate debt is also subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Occasionally, callable bonds will be refinanced at the Company’s option if favorable economic conditions exist. The estimated fair value of our fixed-rate debt at December 31, 2004, was $456 million compared to $407 million in carrying value. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2004, would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $24 million.

     The Company periodically enters into commodity forward contracts to fix portions of its fuel oil and natural gas costs. The forward contracts partially reduce the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. The Company does not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. At December 31, 2004, the Company held contracts that fixed 148,000 barrels of fuel oil at $24.35 for the first quarter of 2005, 99,000 barrels at $25.79 for the second quarter of 2005 and 85,000 barrels at $26.59 for the third quarter of 2005. The Company also held contracts that fixed 150,000 decatherms of natural gas at $7.07 for the first quarter of 2005, 90,000 decatherms at $6.89 for the second quarter of 2005, 55,000 decatherms at $6.86 for the third quarter of 2005 and 30,000 decatherms at $7.06 for the fourth quarter of 2005.

Safe Harbor

     Comments about anticipated demand, pricing, volumes, earnings, land sales and timberland acquisitions are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for or supply of cellulose specialties, absorbent materials, timber, wood products or real estate and entry of new competitors into these markets; adverse weather conditions affecting production, timber availability and sales, or distribution; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of real estate transactions; changes in law or policy that might limit or restrict the development of real estate, particularly in the southeastern U.S.; the ability of the Company to identify and complete timberland acquisitions; the Company’s ability to satisfy complex rules in order to qualify as a REIT; the availability of tax deductions and the ability of the Company to complete tax-efficient exchanges of real estate; and implementation or revision of governmental policies and regulations affecting the environment, endangered species, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page ii.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

     Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that its objectives are achieved.

     Based on an evaluation as of the end of the period covered by this Annual Report on Form 10-K by the Company’s management, the Chief Executive Officer and Chief Financial Officer (the “certifying officers”) concluded that the design and operation of the disclosure controls were effective as of December 31, 2004.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

     See Management’s Report on Internal Control over Financial Reporting at F-1, followed by the Reports of Independent Registered Public Accounting Firm.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 with respect to directors, including the results of the directors’ evaluation of whether or not the Company has at least one “audit committee financial expert,” is incorporated herein by reference to the definitive proxy statement involving the election of directors to be filed by Rayonier with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

     The information called for by Item 10 with respect to executive officers is either set forth above in Part I under the caption Executive Officers of Rayonier or incorporated herein by reference to the definitive proxy statement referred to above.

     The Company’s Standard of Ethics and Code of Corporate Conduct, which is applicable to its principal executive, financial and accounting officers, is available on the Company’s website, www.rayonier.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will be disclosed on such website. There were no amendments or waivers in fiscal 2004.

      On June 14, 2004, the Company filed with the New York Stock Exchange (NYSE) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance Standards as required by Section 303A-12(a). In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2003, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

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

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report:

(1)	See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.

(2)	See Schedule II—Valuation and Qualifying Accounts. All other financial statement schedules have been omitted because they are not applicable, the required matter is not present or the required information has been otherwise supplied in the financial statements or the notes thereto.

(3)	See Exhibit Index on pages B through E for a list of the exhibits filed or incorporated herein as part of this report.

(b)	Reports on Form 8-K:

(1)	On October 28, 2004, Rayonier filed a report on Form 8-K to announce third quarter 2004 earnings.

(2)	On November 1, 2004, Rayonier filed a report on Form 8-K containing investor presentations of timber volumes by age class and land holdings in the southeastern U.S.

(3)	On November 5, 2004, Rayonier filed a report on Form 8-K to announce the intention of Gerald Pollack, Senior Vice President and Chief Financial Officer, to retire in January 2006.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

     Rayonier Inc. and Subsidiaries (“Rayonier” or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Rayonier’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Because of the inherent limitations of internal control over financial reporting, misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management, including the Company’s CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that Rayonier’s internal control over financial reporting was effective as of December 31, 2004.

     Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is on page F-3.

W.L. Nutter Chairman, President and Chief Executive Officer March 7, 2005

G.J. Pollack Senior Vice President and Chief Financial Officer March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rayonier Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income and of cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index to Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rayonier Inc.
Jacksonville, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rayonier Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 7, 2005, expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
March 7, 2005

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2004	2003	2002

SALES	$1,206,996	$1,100,852	$1,117,431
Costs and Expenses
Cost of sales	984,451	950,557	948,399
Selling and general expenses	60,658	56,017	42,443
Other operating income, net	(7,873)	(8,305)	(6,303)
Provision for dispositions	-	-	2,734

	1,037,236	998,269	987,273

OPERATING INCOME	169,760	102,583	130,158
Interest expense	(46,849)	(48,742)	(62,433)
Interest and miscellaneous income, net	537	1,937	2,072

INCOME FROM CONTINUING OPERATIONS,
BEFORE INCOME TAXES	123,448	55,778	69,797
Income tax benefit (expense)	33,453	(5,806)	(14,880)

INCOME FROM CONTINUING OPERATIONS	156,901	49,972	54,917

DISCONTINUED OPERATIONS (Note 16)
Loss on sale of discontinued operations, net of income tax expense of $3,307	-	-	(1,649)
Income from discontinued operations, net of income tax expense of $780	-	-	904

LOSS FROM DISCONTINUED OPERATIONS	-	-	(745)

NET INCOME	156,901	49,972	54,172

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (loss) gain on hedged transactions, net of income tax benefit (expense) of $183, ($25) and ($392)	(339)	44	697
Foreign currency translation adjustment (Note 7)	11,611	22,159	-
Minimum pension liability adjustments, net of income tax (expense) benefit of ($4,244), $520 and $17,383	(216)	(925)	(30,933)

COMPREHENSIVE INCOME	$167,957	$71,250	$23,936

EARNINGS PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$3.16	$1.18	$1.32
Discontinued operations	-	-	(0.02)

Net income	$3.16	$1.18	$1.30

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$3.08	$1.16	$1.30
Discontinued operations	-	-	(0.02)

Net income	$3.08	$1.16	$1.28

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

As of December 31,
(Thousands of dollars)

ASSETS

	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$84,117	$21,397
Accounts receivable, less allowance for doubtful accounts of $1,271 and $2,225	91,476	91,412
Inventory	90,942	94,861
Timber purchase agreements	6,419	9,038
Other current assets	27,744	27,856

Total current assets	300,698	244,564

TIMBER PURCHASE AGREEMENTS	2,440	2,944
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,053,482	994,811
PROPERTY, PLANT AND EQUIPMENT
Land	23,296	22,966
Buildings	124,415	119,570
Machinery and equipment	1,299,675	1,271,988

Total property, plant and equipment	1,447,386	1,414,524
Less - accumulated depreciation	984,070	912,292

	463,316	502,232

OTHER ASSETS	113,950	95,442

	$1,933,886	$1,839,993

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

As of December 31
(Thousands of dollars)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2004	2003

CURRENT LIABILITIES
Accounts payable	$76,262	$65,312
Bank loans and current maturities	48,575	3,545
Accrued taxes	45,562	10,543
Accrued payroll and benefits	24,188	19,105
Accrued interest	5,093	4,539
Accrued customer incentives	9,077	10,191
Other current liabilities	21,643	21,916
Current reserves for dispositions and discontinued operations	12,126	12,135

Total current liabilities	242,526	147,286

DEFERRED INCOME TAXES	50,646	121,814
LONG-TERM DEBT	610,290	614,935
NON-CURRENT RESERVES FOR DISPOSITIONS AND
DISCONTINUED OPERATIONS	133,928	141,490
OTHER NON-CURRENT LIABILITIES	100,108	103,362
COMMITMENTS AND CONTINGENCIES (Notes 17, 18 and 19)
SHAREHOLDERS' EQUITY
Common Shares, 120,000,000 shares authorized, 49,977,553 and 49,018,316 shares issued and outstanding	393,513	364,810
Retained earnings	401,479	355,956
Accumulated other comprehensive income (loss)	1,396	(9,660)

	796,388	711,106

	$1,933,886	$1,839,993

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(Thousands of dollars)

	2004	2003	2002

OPERATING ACTIVITIES
Income from continuing operations	$156,901	$49,972	$54,917
Non-cash items included in income from continuing operations:
Depreciation, depletion and amortization	153,787	157,909	165,715
Non-cash cost basis of real estate sold	11,006	5,853	13,692
Deferred income tax (benefit) expense	(51,776)	2,144	5,005
Reserves for dispositions	-	-	2,734
Decrease (increase) in accounts receivable	296	6,967	(203)
Decrease (increase) in inventory	1,059	(460)	(8,711)
Increase (decrease) in accounts payable	9,363	(1,479)	1,523
Decrease in current timber purchase agreements and other current assets	7,788	1,502	7,656
Increase (decrease) in accrued liabilities	16,780	(20,669)	5,568
Increase in other non-current liabilities	8,566	11,699	8,820
(Increase) decrease in long-term timber purchase agreements and other assets	(10,541)	4,658	5,437
Expenditures for dispositions and discontinued operations	(7,801)	(9,885)	(9,241)

CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	295,428	208,211	252,912

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements of $264, $979 and $773	(89,309)	(85,269)	(76,674)
Purchase of Alabama timberlands (Note 5)	(89,264)	-	-
Purchase of assets previously leased	-	(5,363)	-
Increase in restricted cash	(2,212)	-	-

CASH USED FOR INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(180,785)	(90,632)	(76,674)

FINANCING ACTIVITIES
Issuance of debt	188,000	137,500	68,610
Repayment of debt	(146,545)	(171,020)	(281,850)
Dividends paid	(111,197)	(105,350)	(39,910)
Cash paid in lieu of fractional shares	-	(173)	-
Repurchase of common shares	-	-	(3,144)
Issuance of common shares	17,743	23,699	14,312

CASH USED FOR FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(51,999)	(115,344)	(241,982)

CASH PROVIDED BY DISCONTINUED OPERATIONS	-	-	70,545

EFFECT OF EXCHANGE RATE CHANGES ON CASH	76	238	-

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	62,720	2,473	4,801
Balance, beginning of year	21,397	18,924	14,123

Balance, end of year	$84,117	$21,397	$18,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$44,817	$50,777	$57,789

Income taxes, net	$(579)	$18,420	$7,090

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated)

1. NATURE OF BUSINESS OPERATIONS

     Rayonier Inc. and subsidiaries (Rayonier or the Company) operate in three reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, Timber and Real Estate (previously Timber and Land), Performance Fibers and Wood Products. The Timber and Real Estate segment executes its strategies in two ways: Timber sales and Real Estate sales. The Performance Fibers segment includes two major product lines: Cellulose Specialties and Absorbent Materials.

     Effective January 1, 2004, the Company was restructured to qualify for Real Estate Investment Trust (REIT) tax treatment. It is generally not required to pay federal income taxes on its U.S. timber harvest operations and other REIT qualifying activities contingent upon the Company’s meeting applicable distribution, income, asset, shareholder and other tests. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property within the REIT during the first ten years following the election to be taxed as a REIT. The Company’s U.S. timber operations are conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). Non-REIT qualifying and foreign operations, which continue to pay corporate-level tax on earnings, were transferred to TRS Holdings Inc. (TRS), a wholly-owned taxable REIT subsidiary of Rayonier Inc. These operations include the Company’s Performance Fibers, New Zealand timber and Wood Products businesses as well as the Company’s marketing of high value timberland (referred to as higher and better use, “HBU”).

Timber and Real Estate

     Timber—Rayonier owns or leases approximately 2.2 million acres of timberlands in the U.S. and New Zealand. The Company manages timberlands and sells timber and logs to third parties.

      Real Estate—Rayonier invests in timberlands seeking to maximize its return from a full cycle of ownership. The end cycle includes selling portions of its timberland base to capture the appreciated value of the underlying asset. This program includes selling timberland and HBU real estate that is more valuable for commercial and residential development or for conservation purposes.

Performance Fibers

     Rayonier is a manufacturer of high-performance cellulose fibers. The Company’s two fiber production facilities in Jesup, GA and Fernandina Beach, FL, have a combined annual capacity of approximately 720,000 metric tons. These fiber products are sold throughout the world to industrial companies that produce a wide variety of products. Approximately 60 percent of performance fiber sales are to export customers, primarily in Europe, Asia and Latin America.

     Cellulose Specialties—Rayonier is a producer of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form of cellulose fiber. The Company concentrates on producing the most high-value, technologically-demanding forms of cellulose specialty products, such as cellulose acetate and high-purity cellulose ethers, and is a leading supplier of these products.

     Absorbent Materials—Rayonier is a supplier of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

Wood Products

     The Company operates and sells dimension and specialty lumber and medium-density fiberboard (MDF) products through three lumber manufacturing facilities in the U.S. and an MDF facility in New Zealand.

Other

     Rayonier operates log trading businesses in the Northwest U.S., New Zealand and Chile, including exporting logs from New Zealand and Chile. The Company also trades wood products, purchasing lumber and wood panel products for sale in both domestic and export markets.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

     The consolidated financial statements include the accounts of Rayonier and its subsidiaries. All intercompany balances and transactions are eliminated. All subsidiaries are consolidated for financial reporting purposes. For income tax purposes, several foreign subsidiaries are taxed in foreign jurisdictions and are not included in the consolidated tax return filed in the U.S.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There are risks inherent in estimating and therefore actual results could differ from those estimates.

     New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards No. 123 (SFAS No. 123R), Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that all stock-based compensation, including options, be expensed at fair value as of the grant date over the vesting period. Companies will be required to use an option pricing model to determine compensation expense, consistent with the model used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (i.e. Black-Scholes or Binomial). SFAS No. 123R is effective for interim and fiscal periods beginning after June 15, 2005. The Company will adopt the revised SFAS No. 123R on July 1, 2005. The Company does not expect the adoption of this standard to have a significant impact on its financial condition, results of operations or cash flows.

     In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the Act) includes tax relief for domestic manufacturers by providing a tax deduction of up to 9 percent (when fully phased-in) of the lesser of “qualified production activities income” (as defined by the Act) or taxable income. In conjunction with creating this new deduction, the Act phases out the current Extraterritorial Income Exclusion (EIE) over the next two years. The FSP requires that the new deduction be accounted for as a special deduction because it is based on the future performance of specific activities, including level of wages. The Company will adopt the provisions of FSP 109-1 in 2005 and expects to record a comparable tax benefit to what it booked under the EIE in 2004.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. SFAS No.109 requires adjustment of deferred tax assets and liabilities for the effect of a change in tax rates in the period that includes the enactment date of the Act. The purpose of this FSP was to grant companies additional time to evaluate the effect of the Act on their plans for reinvestment or repatriation of foreign earnings, postpone recognition until such determination is made and to provide guidance for disclosures during reporting periods when determination has not yet been made. The FSP requires disclosure of a company’s status of its determination, its expected date of completion and a range of reasonably possible amounts considered for repatriation, including the related tax effects of doing so. During the determination period, companies will be required to presume repatriation of foreign earnings if a deferred tax liability was previously recognized for some or all of its undistributed foreign earnings as well as current foreign earnings that are not expected to be indefinitely reinvested. The Company complied with the accounting and reporting guidance outlined in the FSP in 2004 (See Note 9 — Income Taxes).

     In November 2004, the FASB issued SFAS No. 151, Amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations or cash flows.

     In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a prescription drug benefit under Medicare Part D to those employers that sponsor postretirement health care plans that provide prescription drug benefits to participants that are actuarially equivalent to Medicare Part D. This FSP provides reporting guidance for companies that have not made an actuarial determination and accounting guidance for when the determination is made. The Company’s actuary is still determining the actuarially equivalent benefit and the Company complied with the reporting guidance in the FSP, which was effective July 1, 2004.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. The Company adopted the original FIN 46 on July 1, 2003. This initial adoption did not impact Rayonier’s financial condition, results of operations or cash flows in 2003. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify and expand on accounting guidance for variable interest entities (VIEs). The application of FIN 46R for companies with interest in a VIE was required for fiscal years ending after December 15, 2003. The Company does not have any unconsolidated variable interests that require consolidation under FIN 46R as of December 31, 2004 and 2003, and as a result there was no impact on the Company’s financial condition, results of operations or cash flows upon adoption on January 1, 2004.

     Cash and Cash Equivalents

     Cash and cash equivalents include time deposits with maturities at date of acquisition of three months or less.

     Inventory

     Inventories are valued at the lower of cost or market. The costs of manufactured performance fibers and MDF products are determined on the first-in, first-out (FIFO) basis. Other products are valued on an average cost basis. Inventory costs include material, labor and manufacturing overhead. Physical counts of inventories are taken at least annually. The need for a provision for estimated losses from obsolete, excess or slow-moving inventories is reviewed periodically.

     HBU real estate properties that are expected to be sold within one year are included in inventory, while properties that are expected to be sold after one year are included in “Other Assets.”

     Timber Purchase Agreements and Timber-Cutting Contracts

     Rayonier purchases timber for use in its Performance Fibers, Wood Products and trading operations. Timber that will be harvested within one year of the balance sheet date is classified as a current asset with the remainder classified as a non-current asset. Generally, the Company does not have sales contracts that are matched to specific timber purchase agreements; therefore Rayonier evaluates the realizability of timber purchases and timber-cutting contracts based on the estimated aggregate purchase price and harvesting cost of such timber and the sales values to be realized. Losses are recorded in the period that a determination is made that the aggregate costs in a major operating area will not be fully recoverable.

     Timber and Real Estate

     Costs relating to acquiring, planting and growing of timber including real estate taxes, lease rental payments and site preparation are capitalized. Such accumulated costs attributed to merchantable timber are charged to cost of goods sold at the time the timber is harvested or real estate is sold, based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Timber and real estate are stated at the lower of cost or market value.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     Property, Plant, Equipment and Depreciation

     Property, plant and equipment additions are recorded at cost, including applicable freight, taxes, interest, construction and installation costs. No interest was capitalized in connection with major construction projects during the three years ended December 31, 2004. Pulp mill assets are accounted for using the composite method. Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value, with no gain or loss recognized. Gains and losses with respect to any significant or unusual retirements of assets and all other assets not accounted for under the composite method are included in operating income.

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

     The Company utilizes the accrue-in-advance method within the fiscal year to record reserves for planned annual major maintenance during shut down at its two Performance Fibers mills. Routine repair and maintenance costs are expensed as incurred. The major types of maintenance costs accrued as required by Emerging Issues Task Force Topic D-88, Planned Major Maintenance Activities, include, but are not limited to, repair and operating labor, supplies and purchased services. The Company reversed its $1.5 million accrual for lagoon dredging in the second quarter of 2004. No accruals were outstanding at December 31, 2004.

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

          Foreign Currency Forward Contracts

     In the Company’s New Zealand MDF manufacturing facility, certain normal operating expenses, including salaries and wages, wood purchases, contractor and license fees and other production costs are denominated in New Zealand dollars. Rayonier partially hedges its U.S./New Zealand dollar currency rate risk with respect to these operating expenditures by entering into foreign currency forward contracts. Upon the purchase of such contracts, the Company prepares and accumulates the required formal documentation in accordance with SFAS No. 133, and designates each New Zealand dollar forward contract as a cash flow hedge of certain forecasted New Zealand dollar-denominated cash outflows. At each reporting date thereafter, the contracts are marked-to-market and changes in the fair value of the forward contracts are deferred and recorded as part of AOCI. When the forecasted transaction comes to fruition and is recorded in earnings, the gains or losses on the contracts are reclassified to the Consolidated Statements of Income and Comprehensive Income on the line entitled “Other operating income, net” in the Wood Products segment results. The change in the forward instruments’ overall fair value attributable to time value is excluded from the measurement of the derivatives’ effectiveness, and those changes are recognized in earnings throughout the life of the contract.

     Interest Rate Swap Agreements

     Rayonier periodically uses swap agreements to manage exposure to interest rate fluctuations. Such agreements involve the exchange of fixed rate interest payments for floating rate payments over the life of the agreement without the exchange of any underlying principal amounts. Rayonier’s credit exposure is limited to the fair value of the agreements, and the Company enters into agreements only with counterparties having a long-term bond rating of “A” or higher. The Company does not enter into interest rate swap agreements for trading or speculative purposes and matches the terms and contract amounts to existing debt or debt expected to be refinanced. The Company’s interest rate swaps qualify as fair value hedges under SFAS No. 133 and as such the net effect of the swaps are recorded as interest expense. In addition, the Company marks the interest rate swap agreements to market by recording an asset or liability and a corresponding increase or decrease in its long-term debt.

     Commodity Swap Agreements

     The Company periodically enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil and natural gas prices. The Company does not enter into commodity forwards for trading or speculative purposes. The Company’s commodity agreements do not qualify for hedge accounting and are marked to market. Gains or losses resulting from the valuation are recorded in “Other Operating Income, net”.

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

     Foreign currency forward contracts — The fair value of foreign currency forward contracts is based upon dealer-quoted market prices of comparable instruments.

     Interest rate swap agreements — The fair value of interest rate swap agreements is based upon the estimated cost to terminate the agreements, taking into account current interest rates. The Company obtains a market valuation of the fair value of the swap.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     Commodity swap agreements — The fair value of fuel oil and natural gas swap agreements is based upon the estimated cost to terminate the agreements, taking into account current prices. The Company obtains a market valuation of the fair value of the swap.

     Revenue Recognition

     The Company recognizes revenues when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred, (iii) the Company’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

     Revenue from the sale of timber is recorded when title passes to the buyer. Timber sales in the Southeast U.S. and Northwest U.S. are primarily made on a pay-as-cut basis, which qualify for capital gains treatment under Section 631(b) of the Internal Revenue Code (IRC). These contracts generally require a minimum 15 percent initial payment and title and risk of loss are transferred when the timber is cut. In New Zealand, pay-as-cut contracts are also utilized which require a cash deposit or performance bond. Payments are made and title and risk of loss are transferred as the timber is cut. In a few cases, in New Zealand, lump-sum contracts are utilized which require a 20 percent initial deposit. Title and risk of loss are transferred at the time of deposit and advance installment payments are required in order for the contracted volume of timber to be cut.

     Real estate sales are recorded when title passes and when full payment or a minimum down payment of 25 percent is received and full collectibility is assured. If a down payment of less than 25 percent is received at closing, the Company records revenue based on the installment method. The Company follows the same revenue recognition policy when recording intercompany real estate sales from the REIT to the TRS and eliminates these transactions on a consolidated basis.

     Revenue from domestic sales of Performance Fibers products is recorded when goods are shipped and title passes. Foreign sales of Performance Fibers products are recorded when the customer or agent receives the goods and title passes.

     Lumber and MDF sales are recorded when the goods are shipped and title passes.

     The Company’s Other segment includes log and wood products trading sales. In the Northwestern U.S. and in Chile, all log trading sales are domestic and revenue is recorded when the goods are received by the customer and title passes. In New Zealand, approximately half of the log trading sales are exported. Domestic New Zealand sales are recorded when the goods are received by the customer and title passes. Revenue on export sales is recorded when the goods are shipped to the customer and title passes.

     Revenue is recognized on domestic wood products trading sales when the product arrives at the contracted destination and title passes. Export wood products trading revenue is recognized when the product is shipped and title passes.

     Freight and handling costs

     Costs for freight and handling are reported in cost of sales.

     Environmental Costs

     Rayonier expenses environmental costs related to ongoing businesses resulting from current operations. Expenditures that meaningfully extend the life or increase the efficiency of operating assets are capitalized. The Company expenses environmental obligations related to dispositions or discontinued operations from which no current or future benefit is discernible and accrues its obligation to remediate and monitor environmental liabilities. These obligations are projected for a span of up to 20 years from inception of individual projects and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2005 to 2025, reflects the time in which potential future costs are both estimable and probable and are reviewed annually and adjusted when necessary, based on technological, regulatory or other changes that may affect them. The Company will accrue additional expense as new obligations become probable beyond the time frame of the initial reserve. Environmental reserves are reflected in current and non-current “Reserves for Dispositions and Discontinued Operations” in the Consolidated Balance Sheet.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     Research and Development

     Research and development efforts are directed primarily at further developing existing core products and technologies, improving the quality of cellulose fiber grades, absorbent materials and related products, improving manufacturing efficiency, reducing energy needs and developing improved environmental controls. Research activities related to timberland operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve financial returns from timberland assets. Research and development costs are expensed as incurred and aggregated $7.3 million, $9.2 million and $8.6 million in 2004, 2003 and 2002 respectively.

     Income Taxes

     Deferred income taxes are provided using the asset and liability method under the provisions of SFAS No. 109, Accounting for Income Taxes. Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. U.S. income taxes have not been provided on earnings that the Company has intended to permanently reinvest overseas.

     Stock-Based Employee Compensation

     The Company accounts for stock-based compensation utilizing the intrinsic value based method under APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) which expired as to new grants on December 31, 2003, provided for the grant of up to 4.5 million common shares of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Outstanding awards under the 1994 Plan were adjusted for the June 2003 stock split and the December 2003 stock dividend. The exercise price of each non-qualified stock option equaled the market price of the Company’s stock on the date of grant. A non-qualified stock option’s maximum term was 10 years and two days. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock and Management Bonus Plan (the 2004 Plan). The 2004 Plan, as amended in May 2004 by shareholder approval, provides for 4.5 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The 2004 Plan’s provisions regarding exercise price and maximum term of each non-qualified stock option are the same as the 1994 Plan discussed above.

     Pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, Accounting for Stock-Based Compensation, net of related income tax effects and shows the reported and pro forma earnings per share amounts. See Note 20-Incentive Stock Plans for additional information regarding the Company’s stock options.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

	2004	2003	2002
Net income, as reported	$156,901	$49,972	$54,172
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	6,594	7,007	2,555
Total stock-based employee compensation cost determined under fair value method, net of related tax effects	(6,619)	(6,258)	(6,083)

Pro forma net income	$156,876	$50,721	$50,644

* Earnings per share:
Basic, as reported	$3.16	$1.18	$1.30
Basic, pro forma	$3.16	$1.20	$1.22
Diluted, as reported	$3.08	$1.16	$1.28
Diluted, pro forma	$3.07	$1.18	$1.20

* Earnings per share amounts for 2002 have been restated to reflect the three-for-two stock split on June 12, 2003.

     Pension and Postretirement Benefits

     Rayonier records pension and postretirement costs and liabilities, including an additional minimum liability, in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106 (R), Employers’ Accounting for Postretirement Benefits Other Than Pensions. Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, health care cost trends, longevity and service lives of employees. Management reviews and updates these assumptions periodically. See Note 21–Employee Benefit Plans, for the disclosures required by SFAS No. 132 (R), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

     Reclassifications

     Certain 2003 and 2002 amounts have been reclassified to agree with the current year presentation.

3. SEGMENT AND GEOGRAPHICAL INFORMATION

     Rayonier operates in three reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber and Real Estate (previously Timber and Land), Performance Fibers, and Wood Products. The Timber and Real Estate segment’s strategies include buying, managing and selling timberlands, selling timber, and selling HBU real estate to be used for development, conservation and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Real Estate sales. Timber sales include all activities that relate to the growing and harvesting of timber, while Real estate sales include the sale of all timberland tracts, including those designated for HBU. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment includes lumber and MDF. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading), trading wood products and coal royalty income in the Northwest U.S. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. The accounting policies of all operating segments are the same as those described in Note 2-Summary of Significant Accounting Policies. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

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

     In 2004, the Company had a group of customers under common control consisting of Eastman Chemical Company and its affiliates whose total Performance Fibers purchases were $121 million or 11 percent of Rayonier’s consolidated sales and 20 percent of that reportable segment’s sales. No single customer or group of customers under common control purchased an amount greater than 10 percent of the Company’s consolidated sales for the years ended December 31, 2003 or 2002.

Segment information for each of the three years ended December 31, 2004, follows (in millions of dollars):

	Sales			Operating Income/(Loss)
	2004	2003	2002	2004	2003	2002
Timber and Real Estate	$282	$259	$247	$147	$139	$124
Performance Fibers	582	534	526	47	(3)	36
Wood Products	170	138	137	10	(2)	(9)
Other	174	172	216	6	-	(3)
Corporate and eliminations (a)	(1)	(2)	(9)	(40)	(31)	(18)

Total	$1,207	$1,101	$1,117	$170	$103	$130

(a)	Includes unallocated corporate expenses and intersegment eliminations.

	Gross Capital Expenditures			Depreciation, Depletion and Amortization			Identifiable Assets
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Timber and Real Estate *	$124	$34	$35	$60	$66	$74	$1,147	$1,063	$1,108
Performance Fibers	47	44	35	77	78	78	489	518	548
Wood Products	7	11	5	16	13	13	126	129	130
Other	1	2	-	1	1	-	30	41	46
Corporate	-	-	2	-	-	1	137	83	42
Dispositions	-	-	-	-	-	-	5	6	15

Total	$179	$91	$77	$154	$158	$166	$1,934	$1,840	$1,889

* Timber and Real Estate 2004 gross capital expenditures include the $89 million southern Alabama strategic timberland acquisition.

     Product Line Information

     Sales by product line for each of the three years ended December 31, 2004, were as follows (in millions of dollars):

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

	Year Ended December 31,
	2004	2003	2002
Timber and Real Estate
Timber	$186	$153	$172
Real Estate	96	106	75

Total Timber and Real Estate	282	259	247

Performance Fibers
Cellulose Specialties	419	378	375
Absorbent Materials	163	156	151

Total Performance Fibers	582	534	526

Wood Products
Lumber	126	97	99
MDF	44	41	38

Total Wood Products	170	138	137

Other	174	172	216
Intersegment Eliminations	(1)	(2)	(9)

Total Sales	$1,207	$1,101	$1,117

     Geographical Operating Information

     Information by geographical operating area for each of the three years ended December 31, 2004, was as follows (in millions of dollars):

	Sales			Operating Income/(Loss)			Identifiable Assets
	2004	2003	2002	2004	2003	2002	2004	2003	2002
United States	$1,087	$1,003	$989	$168	$100	$119	$1,680	$1,578	$1,654
New Zealand	94	86	87	2	4	9	217	207	198
All Other	26	12	41	-	(1)	2	37	55	37

Total	$1,207	$1,101	$1,117	$170	$103	$130	$1,934	$1,840	$1,889

Rayonier’s sales by destination for each of the three years ended December 31, 2004, were as follows (in millions of dollars):

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

	Sales by Destination
	2004	%	2003	%	2002	%
United States	$754	62	$684	62	$674	61
Europe	136	11	128	12	122	11
Japan	89	7	79	7	79	7
China	72	6	72	6	69	6
Other Asia	58	5	44	4	52	4
New Zealand	35	3	34	3	41	4
Latin America	31	3	30	3	34	3
Canada	20	2	22	2	36	3
All other	12	1	8	1	10	1

	$1,207	100	$1,101	100	$1,117	100

The majority of sales to foreign countries are denominated in U.S. dollars.

4. REAL ESTATE INVESTMENT TRUST (REIT) - LEGAL AND TAX CONVERSION

     As a result of the Company’s restructuring to qualify for REIT tax treatment (see Note 1, Nature of Business Operations), the Company incurred conversion costs of $5 million and $7 million in 2004 and 2003, respectively. In addition, in order to comply with IRS regulations applicable to REITs, the Company was required to distribute to common shareholders its pre-REIT undistributed accumulated taxable earnings and profits. In December 2003, the Company paid a special dividend, consisting of 6.4 million common shares valued at $253 million and cash of $61 million, to satisfy this requirement. See Note 9-Income Taxes, for additional information on the tax consequences of the REIT conversion.

5. LIKE-KIND EXCHANGES – REAL ESTATE

     Under current law, the built-in gains tax from the sale of REIT property referred to in Note 9, Income Taxes, can be eliminated if sales proceeds from relinquished properties are reinvested in similar property within required time periods as outlined in Internal Revenue Code (IRC) Section 1031 regarding like-kind exchanges, so long as the replacement property is owned at least until expiration of an initial ten-year period (which began on January 1, 2004). However, this does not restrict the Company’s ability to sell timber on a pay-as-cut basis from such replacement property during the initial 10-year holding period.

     In 2004, the REIT qualifying subsidiary, RFR, sold approximately $89 million of property consisting of $54 million of HBU real estate to the TRS for subsequent sale to third parties primarily as HBU land and $35 million of timberlands and timberland lease rights to third parties. RFR purchased 83,000 acres of timberlands in southern Alabama (the Andalusia property) for $89 million from Great Eastern Timber Company, LLC. The sale of the REIT property and purchase of the Andalusia property qualified as a like-kind exchange under Section 1031 and was completed within the applicable time periods. As a result of the exchange, the Company realized a tax benefit of approximately $11 million or $0.22 per share in 2004. The intercompany sale between RFR and the TRS has been eliminated in consolidation.

6. FINANCIAL INSTRUMENTS

     Foreign Currency Forward Contracts

     In the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2004 and 2003, gains of approximately $1.7 million and $2.4 million, respectively, were recorded on foreign currency contracts primarily reflecting realized gains on contracts matured, plus the time value changes for outstanding contracts. The Company also had mark-to-market unrealized after-tax gains of approximately $0.4 million and $0.8 million in AOCI in the Consolidated Balance Sheet as of December 31, 2004 and 2003, respectively. When the forecasted transactions come to fruition and are recorded, the amounts in AOCI are reclassified to the Consolidated Statements of Income and Comprehensive Income. The Company expects to reclassify the December 31, 2004 AOCI amount into earnings over the next six months.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     In 2004 and 2003, the gains and losses representing the change in the forward contracts’ time value, which are excluded for purposes of measuring the contracts’ effectiveness, were insignificant and recorded in earnings over the life of the contracts.

     At December 31, 2004, the Company held $4.6 million of New Zealand foreign currency contracts maturing through June 2005. The largest amount of foreign currency forward contracts outstanding during 2004 and 2003 totaled $10 million and $10.2 million, respectively.

     Interest Rate Swap Agreements

     In April 2003, RFR, the Company’s wholly-owned subsidiary, entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to a six-month LIBOR plus 4.99 percent rate and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect from the interest rate swap is recorded as interest expense. During the years ended December 31, 2004 and 2003, this swap reduced the Company’s interest expense by $0.7 million and $0.6 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at December 31, 2004 resulted in a liability of approximately $0.5 million and a corresponding decrease in debt.

     In April 2004, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the year ended December 31, 2004 this swap agreement decreased interest expense by $0.6 million. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at December 31, 2004 resulted in a liability of approximately $0.3 million and a corresponding decrease in debt.

     Commodity Swap Agreements

     The Company periodically enters into commodity forward contracts to fix some of its fuel oil and natural gas costs for its Performance Fibers and lumber mills. These contracts do not qualify for hedge accounting under SFAS No. 133 and instead are required to be marked-to-market. During the years ended December 31, 2004 and 2003, the Company realized a gain of $0.5 million and a loss of $0.2 million, respectively, on fuel oil forward contracts that matured. The mark to market adjustment on outstanding fuel oil forward contracts resulted in a loss of $0.1 million as of December 31, 2004 and 2003. These amounts were recorded in “Other Operating Income, net.”

A summary of outstanding fuel oil forward contracts as of December 31, 2004 is shown below:

Volume (barrels)	Average price per barrel	Maturity	Percentage of Estimated Quarterly Consumption
148,000	$24.35	1st quarter 2005	76%
99,000	$25.79	2nd quarter 2005	51%
85,000	$26.59	3rd quarter 2005	43%

     In the third quarter of 2004, the Company entered into natural gas forward contracts to fix some of its natural gas costs for its Performance Fibers and lumber mills. These contracts do not qualify for hedge accounting under SFAS No. 133 and instead are required to be marked-to-market. The amounts recorded for the mark-to-market adjustment at December 31, 2004 was a $0.2 million loss and the impact from contracts that matured during 2004 was a gain of $0.1 million. These amounts were recorded in “Other Operating Income, net.”

A summary of outstanding natural gas forward contracts as of December 31, 2004 is shown below:

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Volume (Decatherms)	Average price per decatherm	Maturity	Percentage of Estimated Quarterly Consumption
150,000	$7.07	1st quarter 2005	72%
90,000	$6.89	2nd quarter 2005	47%
55,000	$6.86	3rd quarter 2005	23%
30,000	$7.06	4th quarter 2005	11%

At December 31, 2004 and 2003, the estimated fair values of Rayonier’s financial instruments were as follows:

	2004		2003
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$84,117	$84,117	$21,397	$21,397
Long-term debt	(610,290)	(660,020)	(614,935)	(673,331)
Foreign currency forward contracts	685	685	1,274	1,274
Interest rate swap agreements	(790)	(790)	280	280
Commodity swap agreements	(294)	(294)	73	73

     See Note 2 – Summary of Significant Accounting Policies, Financial Instruments, for the methods and assumptions used in estimating the fair values of financial instruments.

7. FUNCTIONAL CURRENCY

     On August 1, 2003, the Company changed the functional currency of its New Zealand-based timber and log trading operations from the U.S. dollar (USD) to the New Zealand dollar (NZD). In accordance with SFAS No. 52, Foreign Currency Translation, a change in the functional currency is appropriate when significant changes occur in the economic facts and circumstances of an entity’s operations, as noted below.

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

     In accordance with SFAS No. 52, non-monetary assets such as inventories, timberlands, and property, plant and equipment were remeasured from historical exchange rates to the current exchange rate in effect as of August 1, 2003. This remeasurement resulted in a foreign currency translation gain recorded in AOCI. At December 31, 2004 and 2003, the cumulative foreign currency translation gain recorded in AOCI was $33.8 million and $22.2 million, respectively.

8. OTHER ASSETS

     Other assets include long-term receivables, manufacturing and maintenance supplies not expected to be utilized within the next 12 months, HBU real estate inventory not expected to be sold within the next 12 months, prepaid pension costs, and other deferred costs such as that for debt issuance and capitalized software. Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method and totaled $1.0 million, $2.3 million and $2.1 million in 2004, 2003 and 2002, respectively. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. Amortization of deferred software costs totaled $1.6 million, $2.7 million, and $5.9 million in 2004, 2003 and 2002, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

9. INCOME TAXES

     The components of “Income from Continuing Operations, Before Income Taxes” consist of U.S. income of $108.1 million, $27.2 million and $47.5 million, and foreign income of $15.3 million, $28.6 million and $22.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The benefit from/(provision for) income taxes from continuing operations consists of the following:

	2004	2003	2002
Current
U.S. federal	$(15,280)	$(1,686)	$(7,726)
State and local	(961)	(152)	(790)
Foreign	(2,082)	(1,824)	(1,359)

	(18,323)	(3,662)	(9,875)

Deferred
U.S. federal	47,978	(2,833)	(3,639)
State and local	(108)	(208)	315
Foreign	3,906	897	(1,681)

	51,776	(2,144)	(5,005)

Total	$33,453	$(5,806)	$(14,880)

     Deferred income taxes result from recording revenues and expenses for financial reporting in one period but in different periods for tax return purposes. The nature of the temporary differences and the resulting net deferred tax assets (liabilities) at December 31, 2004 and 2003 are as follows:

	2004	2003
Accelerated depreciation and depletion	$(124,188)	$(145,477)
Reserves for dispositions and discontinued operations	55,957	61,181
Gains on timberland sales	7,854	(31,714)
Tax on undistributed foreign earnings	(32,900)	-
Net operating loss carryforwards	35,470	27,731
Additional minimum pension liability benefit	14,075	18,320
All other, net	1,481	(45,854)

Total	$(42,251)	$(115,813)

     Included in the above table are foreign and state net operating loss (NOL) and foreign and state tax credit carryforwards. At December 31, 2004, the Company had New Zealand NOL carryforwards of $109 million with an indefinite carryforward period. In addition, the Company has $1.1 million of foreign tax credit carryforwards that expire between 2010 and 2015 and are available to reduce future income taxes. The Company has recorded a valuation allowance of $0.3 million at December 31, 2004, reducing the amount of foreign tax credit carryforwards it expects to realize. The Company also has $147 million of state NOL carryforwards and $8 million of Georgia state tax credit carryforwards. In general, the state NOL carryforwards and credits have an expiration term of 15 years. Based on its expectation of realizing these state tax benefits, the Company has recorded a $17 million valuation allowance representing the entire amount of the state tax benefits, as of December 31, 2004. Management believes that it will obtain the full benefit of the remaining net deferred tax assets based on its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to reverse.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     In 2004 and 2003, the Company recorded tax benefits of $4.4 million and $4.8 million, respectively, related to the exercise of stock options. These amounts were credited directly to shareholders’ equity and are not included in the consolidated tax provisions.

     At December 31, 2004 and 2003, the Company had current deferred tax assets of $8.4 million and $6.0 million, respectively, which are included in “Other Current Assets” in the Consolidated Balance Sheet. It also has a $3.5 million income tax receivable recorded in “Other Current Assets” at December 31, 2004, due to a refund expected in 2005 from an overpayment of tax in 2004.

     As a REIT, if certain requirements are met, only the taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property within the REIT during the first ten years following the election to be taxed as a REIT. In addition, as a REIT, the Company can be subject to a 100 percent tax on the gain from entering into prohibited transactions. The Company believes it did not engage in any prohibited transaction during calendar year 2004. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland that will be sold within the next ten years and retained a deferred tax liability for the expected income tax on such built-in gains. All deferred tax liabilities and assets related to taxable REIT subsidiaries have also been retained. The remaining deferred tax liability of $78 million resulting from U.S. timberland temporary differences was reversed in the first quarter of 2004 and recorded as an income tax benefit.

     In addition, prior to March 31, 2004, the Company did not provide for taxes on approximately $123 million of undistributed foreign earnings as it intended to reinvest such earnings overseas in the future. Following the conversion to a REIT, the strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, in 2004, the Company recognized $33.9 million of tax expense on undistributed foreign earnings that it expects will ultimately be repatriated. This amount will fluctuate due to subsequent exchange rate changes until actual repatriation takes place. The Company has not recognized tax expense of approximately $6 million to $8 million related to $20 million of undistributed foreign earnings intended to remain permanently reinvested overseas.

     On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. In 2005, the Company may elect to apply this provision to qualifying earnings that approximate $136 million at December 31, 2004 at the current exchange rate. The Company has started an evaluation of the effects of the repatriation provision; however, the Company may not be able to complete this evaluation until after Congress passes the proposed technical corrections bill related to the repatriation provision and/or the Treasury Department provides additional clarifying language on key elements of the provision. The clarifying language is expected to affect the Company’s evaluation of the economic value of meeting the overall criteria and implementing the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the issuance of additional guidance.

     The Company reports the results of its operations on tax returns filed with various taxing authorities, including the U.S. Internal Revenue Service. The manner in which results are reported for tax purposes is subject to challenge by the various taxing authorities. While the Company believes it has utilized the proper tax analysis in its tax reporting, it is possible that the taxing authorities could assert the tax consequences of the Company’s operations differently than reported. In the event that a tax reporting position is determined to be incorrect, the Company could be subject to additional tax, interest and possibly penalties. There are numerous consequences that could determine the Company’s tax liability should an adjustment be determined, if any.

     On February 22, 2001, the Company received a notice of proposed disallowance from the Internal Revenue Service (IRS), arising from an issue in dispute regarding the Company’s 1996 and 1997 federal tax returns, which could have resulted in an additional tax liability of $36.1 million. The Company had been discussing this issue with the IRS since 1999, made a tax payment of $8.1 million in June 2001 and in the first quarter of 2003 accepted a proposal from the IRS (the Settlement Initiative) in order to expedite the resolution of the matter. Under the Settlement Initiative, the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003 tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold, to reflect the maximum 90 percent disallowance set forth in the Settlement Initiative. In April 2003, the Company paid $6.4 million to the IRS, representing $3.7 million in tax and $2.7 million in interest, in anticipation of audit settlements pertaining to this issue. The Company continues to negotiate with the IRS regarding final

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

resolution of this matter. The Company believes it is reasonably possible that the final resolution will result in the recognition of an additional tax benefit of up to $10 million.

     The Company has other matters under review by various taxing authorities, including the IRS. Although the Company believes its positions on these matters as well as others are technically sound and its tax reserves at December 31, 2004 adequately reflect the probable resolution regarding potential adjustments by the taxing authorities, it is reasonably possible that the final resolution of these matters could result in an additional tax liability of up to $8 million above established reserves.

     A reconciliation of the income tax provision at the U.S. statutory rate to the reported provision for income taxes follows:

	2004	%	2003	%	2002	%

Income tax provision from continuing operations at U.S. statutory rate	$(43,207)	(35.0)	$(19,522)	(35.0)	$(24,429)	(35.0)
State and local taxes, net of federal benefit	(602)	(0.5)	(234)	(0.4)	(309)	(0.4)
REIT income not subject to federal tax	24,506	19.9	-	-	-	-
Foreign operations *	3,714	3.0	11,416	20.5	5,538	7.9
Tax benefit on foreign sales	2,359	1.9	1,416	2.5	2,266	3.3
Permanent differences	(317)	(0.3)	98	0.2	373	0.5
Tax credits and other, net	(1,031)	(0.8)	(1,051)	(1.9)	582	0.8

Income tax provision from continuing operations before discrete items	(14,578)	(11.8)	(7,877)	(14.1)	(15,979)	(22.9)
Reversal of deferred tax liability-REIT conversion	77,854	63.1	-	-	-	-
U.S. tax on prior undistributed foreign earnings	(28,200)	(22.9)	-	-	-	-
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	(3,000)	(2.4)	-	-	-	-
Return to accrual adjustment	1,376	1.1	(252)	(0.5)	1,099	1.6
Tax benefit from favorable audit interim partial settlement	-	-	2,323	4.2	-	-

Income tax benefit/(provision) from continuing operations as reported	$33,452	27.1	$(5,806)	(10.4)	$(14,880)	(21.3)

* Primarily from foreign exchange and rate differentials.

     The effective tax rate is generally below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with becoming a REIT, under which the U.S. timberland operations will not be subject to federal income taxes if applicable distribution, income, asset and shareholder tests are met, as well as LKE opportunities. Partially offsetting these benefits is the loss in 2004 of tax deductibility on interest expense of $17.9 million and corporate overhead expenses associated with REIT activities of $15.4 million. The net tax benefit from REIT activities for 2004 was $24.5 million.

     In 2004, the Company had an overall tax benefit of $33.5 million, including discrete items, resulting in an effective tax rate benefit of 27.1 percent compared to an effective tax rate provision of 10.4 percent in 2003. The benefit is primarily attributable to two significant first quarter discrete adjustments resulting from the REIT conversion and a related change in business strategy regarding repatriation of foreign earnings which netted to a $49.7 million benefit.

     The Company’s $14.6 million tax provision in 2004 before these discrete items (as described above), resulted in an effective tax rate of 11.8 percent compared to 14.1 percent in 2003. This decrease resulted primarily from our REIT status and the recognition of $11 million of like-kind exchange (LKE) benefits from certain timberland sales recorded during the year. These benefits were partly offset by U.S. taxes on current year undistributed foreign earnings expected to be repatriated and the absence of tax benefits associated with the settlement of a foreign currency-denominated intercompany loan that occurred in 2003. See Note 5 — Like-Kind Exchanges — Real Estate, for additional information regarding the LKE transaction.

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

     A reconciliation of the income tax provision from discontinued operations at the U.S. statutory rate to the reported provision for income taxes follows:

	2002	%

Income tax provision from discontinued operations at U.S. statutory rate	$1,170	35
Foreign exchange rate differences*	2,917	87

Income tax provision from discontinued operations as reported	$4,087	122

*The foreign exchange related difference is attributable to the tax effected difference between the May 2002 exchange rate and the historical exchange rate applied to the book value of the East Coast assets.

10. INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE

     Basic earnings per share (EPS) is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, contingent performance shares and restricted shares. In 2004, there were no stock options, contingent performance shares or restricted shares that were excluded from the computation of diluted EPS due to their anti-dilutive effect; however, in 2003 and 2002, 215,200 and 599,583 stock options, respectively, were excluded under those circumstances.

     The following table provides details of the calculation of basic and diluted EPS for 2004, 2003 and 2002:

	2004	2003	2002*

Income from continuing operations	$156,901	$49,972	$54,917

Shares used for determining basic EPS	49,630,576	42,262,835	41,522,678
Dilutive effect of:
Stock options	964,455	466,044	351,687
Contingent shares	427,144	364,213	362,000

Shares used for determining diluted EPS	51,022,175	43,093,092	42,236,365

*Share amounts restated to reflect the three-for-two stock split on June 12, 2003.

      On December 19, 2003 the Company paid a special dividend in conjunction with the conversion to a REIT (See Note 4-Real Estate Investment Trust (REIT) - Legal and Tax Conversion). The dividend consisted of 6,351,975 shares of common stock and $61 million in cash. The following reflects the pro forma results giving effect to the common stock dividend for diluted earnings per share for the two years ended December 31, 2003 and 2002:

	2003	2002

Income from continuing operations	$49,972	$54,917

Diluted earnings per share:
As reported	$1.16	$1.30
Pro forma	$1.02	$1.13

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

11. INVENTORY

     As of December 31, 2004 and 2003, Rayonier’s inventory included the following:

	2004	2003

Finished goods *	$66,383	$66,359
Work in progress	8,038	7,972
Raw materials	8,199	11,304
Manufacturing and maintenance supplies	8,322	9,226

Total inventory	$90,942	$94,861

* Includes $9.7 million and $10.4 million of HBU real estate held for sale at December 31, 2004 and 2003, respectively.

12. DEBT

     Rayonier’s debt included the following at December 31, 2004 and 2003:

	2004	2003

Revolving credit facility borrowings at a weighted average interest rate of 3.46%	$95,000	$-
Medium-term notes due 2004 at fixed interest rates of 6.15%	-	50,289
Term loans due 2006 at weighted average interest rates of 3.63% at December 31, 2004 and 3.03% at December 31, 2003	5,885	8,975
Pollution control and industrial revenue bonds due 2005-2020 at variable interest rates of 3.15% to 6.20%	73,770	74,225
Installment notes due 2007-2014 at fixed interest rates of 8.29% to 8.64%	484,210	484,991

Total debt	658,865	618,480
Less: Current maturities	(48,575)	(3,545)
Long-term debt	$610,290	$614,935

Principal payments due during the next five years and thereafter are as follows:

2005	$48,575
2006	53,310
2007	118,005
2008	23,885
2009	148,120
2010-2016	267,760

Total Debt	$659,655

      In November 2003, Rayonier negotiated a revolving credit facility that provides the Company with unsecured credit totaling $250 million expiring in November 2006. During February 2004, the Company utilized $50 million of the revolving credit facility to refinance the medium term notes that matured. In addition, the TRS purchased timberland from RFR for approximately $45 million in October of 2004. The purchase was financed by the TRS through borrowings from the unsecured credit facility. As of December 31, 2004 and 2003, the Company had $141 million and $250 million of available borrowings, respectively. The 2004 available borrowings have been reduced by $14 million of standby letters of credit issued under the facility. At December 31, 2004 the Company classified $50 million of the outstanding revolving credit facility borrowings as long-term debt due to the Company’s ability and intent to refinance such borrowings through the maturity of the facility in 2006. In addition to the credit facility, the Company has on file with the Securities and Exchange Commission, a shelf registration statement to offer $500 million of new public debt and equity securities, of which, $247 million was available at December 31, 2004 and 2003.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     The Company increased its long-term debt by $45 million in 2004 primarily due to the TRS’ purchase of REIT timberlands from RFR for approximately $45 million in 2004. The Company intends to repay this amount in 2005. During 2003 and 2002, the Company reduced its long-term debt by $34 million and $213 million, respectively.

     The carrying value of long-term debt was decreased by $0.8 million and increased by $0.3 million as of December 31, 2004 and 2003, respectively, to reflect the fair market value of the interest rate swaps held. See Note 6 –Financial Instruments for more information.

     In connection with the Company’s long term debt and $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. In addition, there are covenant requirements in effect for RFR on the ratio of cash flow available for fixed charges to fixed charges.

     The Company’s dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (Covenant FFO) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold.

     The covenants are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect for Rayonier as of December 31, 2004, were as follows:

	Covenant Requirement	Actual ratio at December 31, 2004	Favorable (Unfavorable)

Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	7.15 to 1	4.65
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.98 to 1	2.02
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	6.14 to 1	3.64
Dividends paid should not exceed 90 percent of Covenant FFO	90%	39%	51%

     The Company is currently in compliance with all of its financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the Company’s RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments and activities, or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. At December 31, 2004 and 2003 the amount of excess proceeds was approximately $16 million.

     As part of the Company’s REIT conversion and related restructuring, assets and debt were generally separated into two operating groups. One, RFR, owns most of the Company’s REIT eligible assets and conducts most of the REIT eligible activities. The other, TRS, directly and indirectly owns all other assets, conducts the activities not generally eligible for a REIT and, in the restructuring, assumed some debt of the Company and RFR in order to ensure that each of the operating groups has a capital structure appropriate to their business. The debt remaining in RFR and the parent company, with an associated deductible annual interest expense of $18 million, will not generate a tax benefit for the Company as it did prior to 2004 because as a REIT, it is not expected to have an ordinary income tax liability. Similarly, other costs borne by the Company or RFR which ordinarily are deductible for determining taxable income will not generally reduce the Company’s tax liability because it is a REIT and not expected to pay taxes.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

13. SHAREHOLDERS’ EQUITY

     An analysis of shareholders’ equity for each of the three years ended December 31, 2004, is shown below. In 2004, the Company’s quarterly dividend increased to $0.56 per common share which was $0.29 per share above the fourth quarter 2003 dividend. On May 21, 2003 the Company’s Board of Directors approved a three-for-two stock split effected in the form of a stock dividend. On June 12, 2003 one additional share of common stock was issued for every two shares held to shareholders of record on June 2, 2003. The common share amounts for 2002 shown below have been restated to reflect the stock split.

	Common Shares		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Shareholders’ Equity

	Shares	Amount
Balance, January 1, 2002	41,014,773	$59,721	$(702)	$649,775	$708,794
Net income	-	-	-	54,172	54,172
Dividends ($0.96 per share)	-	-	-	(39,910)	(39,910)
Issuance of shares under incentive stock plans	666,021	17,566	-	-	17,566
Unrealized gain on hedged transactions	-	-	697	-	697
Minimum pension liability adjustment	-	-	(30,933)	-	(30,933)
Repurchase of common shares	(105,000)	(3,144)	-	-	(3,144)
Tax benefit on exercise of stock options	-	2,470	-	-	2,470

Balance, December 31, 2002	41,575,794	$76,613	$(30,938)	$664,037	$709,712
Net income	-	-	-	49,972	49,972
Dividends ($1.05 per share)	-	-	-	(44,248)	(44,248)
Special dividend-common stock (Note 4)	6,351,975	252,650	-	(252,650)	-
Special dividend-cash (Note 4)	-	-	-	(61,155)	(61,155)
Cash in lieu of fractional shares	-	(173)	-	-	(173)
Issuance of shares under incentive stock plans	1,090,547	30,951	-	-	30,951
Unrealized gain on hedged transactions	-	-	44	-	44
Minimum pension liability adjustment	-	-	(925)	-	(925)
Tax benefit on exercise of stock options	-	4,769	-	-	4,769
Foreign currency translation adjustment (Note 7)	-	-	22,159	-	22,159

Balance, December 31, 2003	49,018,316	$364,810	$(9,660)	$355,956	$711,106
Net income	-	-	-	156,901	156,901
Dividends ($2.24 per share)	-	-	-	(111,378)	(111,378)
Issuance of shares under incentive stock plans	959,237	24,323	-	-	24,323
Unrealized loss on hedged transactions	-	-	(338)	-	(338)
Minimum pension liability adjustment	-	-	(217)	-	(217)
Tax benefit on exercise of stock options	-	4,380	-	-	4,380
Foreign currency translation adjustment (Note 7)	-	-	11,611	-	11,611

Balance, December 31, 2004	49,977,553	$393,513	$1,396	$401,479	$796,388

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) was comprised of the following as of December 31, 2004 and 2003:

	2004	2003
Foreign currency translation adjustments	$33,770	$22,159
Unrealized gains on hedged transactions, net of tax	410	748
Minimum pension liability adjustments, net of tax	(32,784)	(32,567)

Total	$1,396	$(9,660)

15.  RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

     The Company expenses environmental obligations related to dispositions or discontinued operations from which no current or future benefit is discernible and accrues its obligation to remediate and monitor environmental liabilities. These obligations are projected for a span of up to 20 years from inception of individual projects and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2005 to 2025, reflects the time in which potential future costs are both estimable and probable and are reviewed annually and adjusted when necessary, based on technological, regulatory or other changes that may affect them. The Company will accrue additional expense as new obligations become probable beyond the time frame of the initial reserve. Environmental reserves are reflected in current and non-current “Reserves for Dispositions and Discontinued Operations” in the Consolidated Balance Sheet.

     The Company’s dispositions and discontinued operations include Rayonier’s Port Angeles, WA mill, which was closed on February 28, 1997; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1989 except for remedial activities; its Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes relating to various sites where the Company no longer operates, including 10 former wood processing sites.

     An analysis of activity in the reserves for dispositions and discontinued operations for the two years ended December 31, 2004, is as follows:

	2004	2003
Balance, January 1,	$153,625	$163,822
Expenditures charged to reserves	(7,801)	(9,885)
Additions to reserves	460	-
Reclassifications and other adjustments	(230)	(312)

Balance, December 31,	146,054	153,625
Less: Current portion	(12,126)	(12,135)

Non-current portion	$133,928	$141,490

     Rayonier has identified specific reserves for three SWP sites, (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as material and requiring separate disclosure. An analysis of the reserve activity for the two years ended December 31, 2004 is as follows:

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

	RESERVE ACTIVITY (in millions) as of December 31,
			Revisions			Revisions
Sites	2002	Expenditures	to Estimates	2003	Expenditures	to Estimates	2004
Augusta, GA	$20.4	$(0.9)	$-	$19.5	$(0.7)	$-	$18.8
Spartanburg, SC	18.1	(0.7)	1.5	18.9	(0.7)	-	18.2
East Point, GA	18.0	(0.5)	(3.9)	13.6	(0.5)	0.7	13.8
Other SWP sites	83.4	(2.7)	2.4	83.1	(2.4)	(0.7)	80.0

Total SWP	139.9	(4.8)	-	135.1	(4.3)	-	130.8
Port Angeles, WA	17.3	(4.8)	-	12.5	(3.1)	(0.4)	9.0
All other sites	6.6	(0.3)	(0.3)	6.0	(0.4)	0.7	6.3

TOTAL	$163.8	$(9.9)	$(0.3)	$153.6	$(7.8)	$0.3	$146.1

     A brief description of each of these sites is as follows:

     Augusta, Georgia - SWP operated a wood treating plant at this site from 1928 to 1988 and is the only known PRP. The majority of visually contaminated surface soils have been removed, and currently remediation activities consist of a groundwater recovery system. The site has operated under a 10-year Resource Conservation and Recovery Act (RCRA)/Hazardous and Solid Waste Amendments of 1984 hazardous waste permit, which expired in 2004. SWP received a new RCRA permit that does not materially change its obligations. Current cost estimates could change if discharge volumes increase or decrease drastically or if changes to current remediation activities are required in the future. Total spending to date at December 31, 2004 was $60.0 million. The Company’s current reserves cover its obligations for remaining remedial and monitoring activities through 2025.

     Spartanburg, South Carolina - SWP operated a wood treatment plant at this site from 1925 to 1989 and is the only known PRP at this site. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. The cost estimate for this site includes cleanup of an adjoining area also owned by SWP, which appears to have received runoff from a portion of the former operating plant. SWP is currently awaiting applicable permits prior to starting the cleanup of the adjoining property. Total spending to date at December 31, 2004 was $32.9 million. The Company’s current reserves cover its obligations for remaining remedial and monitoring activities through 2025.

     East Point, Georgia - SWP operated a wood preserving facility at this site from 1908 to 1984 which is subject to a 30-year RCRA hazardous waste facility permit, the conditions of which are renewed every 10 years. SWP is investigating whether there are other PRP’s for this site. The facility has active remedial measures in place, although limited additional remedial measures may be necessary. Total spending to date at December 31, 2004 was $14.2 million. The Company’s current reserves cover its obligations for remaining remedial and monitoring activities through 2025. Also included in the reserves for the SWP sites are soil remediation costs related to the recycling of 150,000 tons of contaminated soil by a third-party processor in Louisiana. See Note 17-Contingencies, for additional information.

     Port Angeles, Washington - Rayonier operated a dissolving sulfite pulp mill on a 70-acre site on Port Angeles, Washington’s harbor from 1930 to 1997. The mill was dismantled in 1997 and 1998 and was evaluated for Superfund listing by the U.S. Environmental Protection Agency (EPA) during the same period. The EPA subsequently deferred the site to the State of Washington in May 2000. Mill demolition, extensive investigation and several interim clean up actions for petroleum and PCB contamination have been completed, however reserves for this site of approximately $9 million are required at December 31, 2004 for further remediation and monitoring costs.

     Cumulative environmental and disposition spending for all other sites included in the reserves was $97 million as of December 31, 2004.

     In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites. As of December 31, 2004, this amount is estimated at $4 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies, and in environmental remediation technology.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

Excluded from this estimate are the Gulf, North Carolina and the Wilmington, North Carolina sites for which the Company is not able to determine reasonably possible additional losses. Evaluation of these sites is in preliminary stages.

     Rayonier currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2005 and 2006 will be approximately $12 million per year. Such costs will be charged against reserves for dispositions and discontinued operations, which include environmental monitoring and remediation costs. The Company believes established reserves are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control. The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors, including but not limited to significant changes in discharge volumes, requirements to perform additional or different remediation, changes in environmental remediation technology, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, a site’s potential for Brownfields (environmentally impacted site considered for re-development), or other similar projects, could accelerate expenditures as well as impact the amount and/or type of remediation required, as could new laws, regulations and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

     As of December 31, 2004, 2003 and 2002 Rayonier had $8.0 million of receivables, net of reserves, from insurance claims included in “Other Assets.” Such receivables represent the Company’s claim for reimbursements in connection with property damage settlements relating to SWP’s discontinued wood preserving operations and the ERD.

16.  SALE OF NEW ZEALAND EAST COAST TIMBER OPERATIONS

     During the second quarter of 2002, the Company sold its New Zealand East Coast timber operations and associated assets for $64.4 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the sale and results of operations were recorded as discontinued operations. The Company received $64.4 million from the sale in 2002, while cash flow from the operation totaled $6.1 million for the year ended December 31, 2002. An after-tax loss from discontinued operations of approximately $0.7 million or $0.02 per share was recorded in 2002, which consisted of an after-tax loss on the sale of approximately $1.6 million, net of after-tax income from East Coast operations of $0.9 million. The East Coast operations and associated assets were previously reported in the Company’s Timber and Real Estate segment and in Other.

     Operating results of the discontinued operation for the year ended December 31, 2002 are summarized below:

2002
Sales	$19,011
Operating Income	$1,684
Income from discontinued operations	$904

     A provision in the Company’s original agreement to purchase the East Coast property from the New Zealand government requires the Company, in the event of a sale, to guarantee five years of Crown Forest license obligations. At December 31, 2004 this guarantee was estimated at $1.5 million per year with three years remaining. See Note 18-Guarantees, for additional information.

17.  CONTINGENCIES

     From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters.

     Legal Proceedings

     The Company is involved in various legal actions, including those involving environmental matters that are discussed more fully in Note 15–Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company’s consolidated financial position or results of operations.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     Between 1985 and 1995, SWP sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Environmental Protection Agency (EPA) and the Louisiana Department of Environmental Quality (LDEQ) in June 1990, in United States District Court for the Western District of Louisiana against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that are still owned and retained by the processor. Currently there are no claims pending against the Company or SWP by the EPA or the LDEQ. However, both have indicated that they believe SWP may be liable for some portion of the costs of clean-up and disposal of the recycled material sent to the processing site by SWP. If no settlement is reached in this matter, trial is scheduled to begin in September 2005. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at December 31, 2004 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute.

     In December 2001, the United States commenced a lawsuit against the Company in the United States District Court for the Western District of Washington to recover approximately $3.2 million in costs allegedly incurred by the EPA in 1997 to conduct an Expanded Site Investigation at the Company’s Port Angeles mill site. Rayonier challenged the EPA’s authority to recover this type of cost, as well as the validity of the amount spent. Trial in this matter commenced February 2, 2004 and concluded on February 24. On February 25, the court held that the United States was entitled to approximately $0.7 million of the approximately $3.2 million claimed, and denied a request by the United States for an order permitting it to recover future costs relating to the Port Angeles site. The United States filed a notice of appeal of this decision, but in October of 2004 withdrew its appeal. The Company has paid the $0.7 judgment and this matter is now closed.

     Environmental Matters

     Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Management closely monitors its environmental responsibilities, and similar state laws and regulations, and believes that the Company is in substantial compliance with current environmental requirements. It is the opinion of management that substantial expenditures over the next 10 years will be required in the area of environmental compliance. During 2004, 2003 and 2002, Rayonier spent approximately $7 million, $10 million and $7 million, respectively, for capital projects related to environmental compliance for ongoing operations. During 2005 and 2006, Rayonier expects to decrease spending to approximately $6 million per year on such capital projects, primarily related to Cluster Rule compliance as discussed below.

     The Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s two Performance Fibers dissolving pulp mills and two other similar mills. In late 2003, EPA informed the Company that it was delegating its Cluster Rule rulemaking authority for these four mills to the environmental agencies of the respective states. Rayonier will continue to work with the EPA and the applicable state environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next five years (2005-2009) associated with Cluster Rule compliance and other environmental regulations are not expected to exceed $25 million at the Performance Fibers mills. Such capital expenditures are not expected to cause the Company in total to exceed an annual average of $90 million to $100 million, excluding strategic investments.

     Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may in certain cases prevent timber harvesting, road building and other activities on private lands, including a portion of the Company’s timberlands. Over the past several years, the harvest of timber from the Company’s timberlands in the State of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the Washington timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report. The Washington Forest Practices Board has adopted rules implementing the Forests and Fish Report that further restrict timber harvesting within buffers along streams with fish habitat. All of these restrictions have caused Rayonier to restructure and reschedule some harvest plans and have reduced the total acreage and volume of timber available for harvest. For the most part, however, these restrictions had been anticipated and the Company expects to sustain past harvest levels in the foreseeable future.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     With respect to dispositions and discontinued operations, Rayonier currently estimates that expenditures during 2005-2006 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $24 million. Such costs, including monitoring and remediation costs, will be charged against its reserves for estimated environmental obligations which the Company believes are sufficient for costs expected to be incurred over the next 20 years with respect to dispositions and discontinued operations. At December 31, 2004, these reserves totaled approximately $146 million. The actual future environmental costs will be dependent on the outcome of negotiations with federal and state agencies and may also be affected by changes in applicable law, and regulation, the exercise of discretion in interpretation of applicable law and regulations by governmental agencies, and changes in environmental remediation technology. Based on information currently available, management does not believe that any future changes in estimates would materially affect Rayonier’s consolidated financial position or results of operations.

18.  GUARANTEES

     The Company provides financial guarantees as required by creditors, insurance programs, and State and foreign governmental agencies. As of December 31, 2004, the following financial guarantees were outstanding:

Financial Commitments (000’s)	Potential Payments	Carrying Amount of Liability
Standby letters of credit (1)	$76,496	$61,410
Guarantees (2)	102,184	95,043
Surety bonds (3)	15,141	2,059

Total financial commitments	$193,821	$158,512

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit expire at various dates during 2005 and are typically rolled over as required.

(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bankers pursuant to the bond. The Company would have to perform under the guarantee and seek legal redress from the owner if the bankers defaulted on the bond. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of December 31, 2004 three years of obligations remained, estimated at $1.5 million per year. This guarantee expires in 2007.

In 2004, the Company sold approximately 15,000 acres of timberland for approximately $25 million. As payment for this property a 15-year installment note was received from the buyer, with a fixed interest rate of 5.17 percent. In addition, the buyer delivered an irrevocable letter of credit from a major banking institution that secures all payments of principal and interest under the installment note. The Company monetized the note by contributing the note and the letter of credit to a bankruptcy-remote limited liability subsidiary that meets the requirements of a qualified special purpose entity (QSPE) as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As such, the QSPE is not consolidated in the Company’s financial statements. Using the installment note and the letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes with a fixed interest rate of 5 percent and remitted cash of $22.5 million to the Company. At closing the Company had a retained interest of $2.5 million in the QSPE. In conjunction with this timberland sale and note monetization, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of the QSPE. The Company recorded the fair market value of the guarantee of $43 thousand to reflect its obligation to perform under the make-whole agreement.

In conjunction with the Company’s $250 million revolving credit facility, Rayonier guarantees the borrowings of RFR and TRS. Additionally, TRS guarantees the borrowings of Rayonier Inc. At December 31, 2004, TRS had $95

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

million of debt outstanding on the facility that is guaranteed by Rayonier. See Note 12-Debt for additional information on the revolving credit facility.

(3)	Rayonier has issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2005 and 2006 and are renewed as required. In 1996, the Company was required to issue a bond to cover future potential closure costs for the MDF plant in New Zealand.

19.  COMMITMENTS

     The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $4.1 million, $6.9 million and $6.8 million in 2004, 2003 and 2002, respectively. The Company also has long-term leases on certain timberlands in the Southeastern U.S. and in New Zealand. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally noncancelable and require minimum annual rental payments.

     At December 31, 2004, the future minimum payments under noncancelable operating and timberland leases were as follows:

	Operating	Timberland
	Leases*	Leases**	Total
2005	$3,160	$5,376	$8,536
2006	2,482	5,204	7,686
2007	1,259	5,221	6,480
2008	896	5,221	6,117
2009	772	5,116	5,888
Thereafter through 2036	3,156	89,008	92,164

	$11,725	$115,146	$126,871

* Amounts exclude sublease income of $0.3 million and $0.2 million in 2005 and 2006, respectively.
** The majority of timberland leases are subject to escalation clauses based on either the Consumer Price Index or Producer Price Index.

20.  INCENTIVE STOCK PLANS

     The Company applies the intrinsic value based method of APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock plans. See Stock-based Compensation in Note 2-Summary of Significant Accounting Policies for a presentation of pro forma net income and earnings per share information pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, and a description of the 1994 and 2004 Rayonier Incentive Stock plans. All share and share price amounts have been restated to reflect the three for two stock split on June 12, 2003 and the special dividend on December 19, 2003. Restatements do not affect the aggregate cost of the options granted.

     Restricted stock granted under the 2004 and 1994 Plans vest upon completion of a three-year period. During 2004, 2003 and 2002, 30,000, 28,487 and 29,377 restricted shares were granted at a price of $43.47, $24.85 and $27.88, respectively, per share.

     In 2004, 2003 and 2002, 93,300, 192,294 and 162,916 common shares of Company stock were reserved for contingent performance shares, with grant-date fair values of $41.58, $25.84 and $27.88, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31:

	2004	2003	2002
Dividend yield	5.4%	3.0%	2.9%
Expected volatility	31.8%	30.3%	29.8%
Risk-free rate	3.8%	3.9%	4.0%
Expected life (in years)	6.7	7.0	7.0
Fair value of options granted	$8.21	$8.21	$7.56

     A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	3,434,584	$25.19	3,795,371	$23.01	3,950,858	$21.68
Granted	155,000	$41.58	818,760	$29.93	600,474	$27.88
Exercised	(803,864)	$22.07	(1,117,523)	$21.21	(725,819)	$19.73
Canceled	(16,191)	$32.27	(62,024)	$26.09	(30,142)	$24.71

Outstanding at end of year	2,769,529	$26.97	3,434,584	$25.19	3,795,371	$23.01

Options exercisable at year-end	1,935,027	$24.93	2,643,675	$23.60	3,195,159	$22.49

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$16.85 - $18.74	168,712	$18.08	0.7	168,712	$18.08
$21.42 - $24.14	622,809	$22.07	4.6	622,809	$22.07
$24.59 - $26.26	1,107,764	$25.92	6.3	737,268	$25.95
$27.14 - $28.50	500,359	$27.88	7.0	330,898	$27.88
$33.79 - $41.58	369,885	$41.24	9.0	75,340	$41.01

Total	2,769,529			1,935,027

21.  EMPLOYEE BENEFIT PLANS

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     The Medicare Prescription Drug, Improvement and Modernization Act (the Act) was enacted in December 2003. The Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit provided by Medicare Part D. The Company’s actuary has not yet determined whether or not the Company’s postretirement benefit plan provides benefits that are at least actuarially equivalent to Medicare Part D under the Act. As such, the effects of this Act have not been reflected in the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost.

     The following tables set forth the change in projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the years ended December 31:

	Pension		Postretirement
	2004	2003	2004	2003
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$201,814	$172,672	$30,830	$30,946
Service cost	6,861	6,640	607	643
Interest cost	12,202	11,203	1,950	1,933
Actuarial loss	4,297	19,924	7,221	988
Benefits paid	(9,324)	(8,625)	(2,966)	(3,680)

Projected benefit obligation at end of year	$215,850	$201,814	$37,642	$30,830

Change in Plan Assets
Fair value of plan assets at beginning of year	$137,373	$108,248	$-	$-
Actual return on plan assets	20,800	27,242	-	-
Employer contributions	21,291	11,346	2,966	3,680
Benefits paid	(9,324)	(8,625)	(2,966)	(3,680)
Other expense	(746)	(838)	-	-

Fair value of plan assets at end of year	$169,394	$137,373	$-	$-

Reconciliation of Funded Status at End of Year
Funded status	$(46,456)	$(64,441)	$(37,642)	$(30,830)
Unrecognized prior service cost	9,622	11,126	3,432	3,715
Unrecognized actuarial net loss	60,288	66,091	17,803	11,327
Unrecognized net transition asset	-	(2)	-	-

Net prepaid /(accrued) benefit cost	$23,454	$12,774	$(16,407)	$(15,788)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$32,026	$19,954	$-	$-
Accrued benefit liability	(65,322)	(69,508)	(16,407)	(15,788)
Intangible asset	9,891	11,440	-	-
Accumulated other comprehensive loss	46,859	50,888	-	-

Net amount recognized	$23,454	$12,774	$(16,407)	$(15,788)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     For plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the years ended December 31:

	2004	2003
Projected benefit obligation	$215,850	$201,814
Accumulated benefit obligation	202,691	186,927
Fair value of plan assets	169,394	137,373

     The provisions of SFAS No. 87, Employers’ Accounting for Pensions, require recording an additional minimum liability when the accumulated benefit obligation exceeds plan assets. As a result, the Company had an additional minimum liability of $56.8 million and $62.3 million at December 31, 2004 and 2003, respectively, recorded in “Other Non-Current Liabilities” in the Consolidated Balance Sheet. This additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. An intangible asset of $9.9 million and $11.4 million was included in “Other Assets” in the Consolidated Balance Sheet as of December 31, 2004 and 2003, respectively. The remaining offset of $32.8 million and $32.6 million, net of related tax benefits of $14.1 million and $18.3 million as of December 31, 2004 and 2003, respectively, was included as a component of Shareholders’ Equity in AOCI.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     The following tables set forth the components of net pension and postretirement benefit cost and the amount of additional minimum liability included in accumulated other comprehensive income (loss) for the two years ended December 31:

	Pension		Postretirement
Components of Net Periodic Benefit Cost	2004	2003	2004	2003
Service cost	$6,861	$6,640	$607	$643
Interest cost	12,202	11,203	1,950	1,933
Expected return on plan assets	(13,095)	(12,710)	-	-
Amortization of prior service cost	1,504	1,602	283	288
Amortization of losses	3,141	1,347	745	613
Amortization of transition asset	(2)	(198)	-	-

Net periodic benefit cost	$10,611	$7,884	$3,585	$3,477

	Pension
	2004	2003
Increase in minimum liability included in accumulated other comprehensive income/(loss)	$216	$925

     The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension		Postretirement
	2004	2003	2004	2003
Assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	4.50%	4.50%	-	-
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.25%	6.50%	6.25%	6.50%
Expected long-term return on plan assets	8.50%	8.50%	-	-
Rate of compensation increase	4.50%	4.50%	-	-

     At December 31, 2004 Rayonier decreased its plans’ discount rate from 6.25 percent to 6.0 percent, which closely approximates interest rates on high quality, long-term obligations. Effective January 1, 2005, the Company kept its expected return on plan assets at 8.5 percent. The expected long-term rate of return on plan assets of 8.5 percent is based on historical long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return since the Company’s spin-off from ITT in 1994. The Company’s external consultants utilize this information in developing assumptions for returns, risks and correlation of asset classes which is then used to establish the asset allocation ranges.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2004	2003
Health care cost trend rate assumed for next year	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2008

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$79	$(72)
Accumulated postretirement benefit obligation	$945	$(872)

      Investment of Plan Assets

     The Company’s pension plans’ asset allocation at December 31, 2004 and 2003, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets at December 31		Target Allocation Range
Asset Category	2004	2003
Domestic Equity Securities	42.2%	49.3%	40-45%
International Equity Securities	26.1%	16.6%	20-30%
Domestic Fixed Income Securities	23.7%	29.2%	25-30%
International Fixed Income Securities	4.5%	4.9%	4-6%
Real Estate	3.5%	-	2-4%

Total	100%	100%

     The Rayonier Pension Fund Trust and Investment Committee and the Finance Committee of the Board of Directors oversee the investment program of the Company’s pension plans. The investment program is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various styles will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Equity securities did not include Rayonier common stock at December 31, 2004 and 2003.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands unless otherwise stated)

     Cash Flows

     The Company’s expected benefit payments over future years are as follows:

	Pension	Postretirement
	Benefits	Benefits
2005	$9,806	$2,719
2006	10,412	2,724
2007	11,099	2,705
2008	11,790	2,778
2009	12,563	2,894
2010-2014	75,544	15,492

     The Company anticipates making pension contributions ranging from $6 million to $11 million in 2005 and 2006.

     Defined Contribution Plans

     The Company also provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $2.5 million, $2.4 million and $2.5 million in 2004, 2003 and 2002, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $67.6 million and $60.4 million at December 31, 2004 and 2003, respectively.

22.  QUARTERLY RESULTS FOR 2004 AND 2003 (UNAUDITED)

(Thousands of dollars, except per share amounts)

			Quarter Ended				Total
	March 31		June 30		Sept. 30	Dec. 31	Year
2004
Sales	$293,712		$336,901		$278,879	$297,504	$1,206,996
Operating Income	42,482		70,357		31,191	25,730	169,760
Net income	75,535	**	43,713		24,124	13,529	156,901
Basic EPS	1.53		0.88		0.48	0.27	3.16
Diluted EPS	1.49		0.86		0.47	0.26	3.08
2003
Sales	$265,938		$295,867		$267,629	$271,418	$1,100,852
Operating Income	19,246		53,949		21,660	7,728	102,583
Net income	8,236		31,672	***	8,092	1,972	49,972
Basic EPS*	0.20		0.76		0.19	0.05	1.18
Diluted EPS*	0.20		0.74		0.19	0.04	1.16

* First quarter ended March 31, 2003 has been restated to reflect a three-for-two stock split on June 12, 2003. See Note 10, Income from Continuing Operations Per Common Share, for shares used to determine EPS.

** First quarter ended March 31, 2004, included the reversal of timber-related deferred taxes not required after REIT conversion of $77.9 million and additional U.S. tax for repatriation of undistributed foreign earnings of ($28.2) million.

*** Includes the Matanzas Marsh sale which contributed approximately $24 million to net income.

RAYONIER INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003 and 2002

(In thousands)	Balance at Beginning of Year	Accrual Charged to Cost and Expenses	Deductions/ Payments	Write-offs (1)	Balance at End of Year
Year ended December 31, 2004
Allowance for doubtful accounts	$2,225	57	(70)	(941)	$1,271
Maintenance accrual	$1,526	17,275	(17,275)	(1,526)	$-
Year ended December 31, 2003
Allowance for doubtful accounts	$2,665	87	-	(527)	$2,225
Maintenance accrual	$1,500	14,575	(14,549)	-	$1,526
Year ended December 31, 2002
Allowance for doubtful accounts	$3,392	469	-	(1,196)	$2,665
Maintenance accrual	$1,567	12,898	(12,965)	-	$1,500

(1) Includes collected amounts previously charged to reserve.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.
By:	/s/ HANS E. VANDEN NOORT Hans E. Vanden Noort Vice President and Corporate Controller

March 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
* W. L. Nutter (Principal Executive Officer)		Chairman of the Board, President, Chief Executive Officer and Director

/s/ GERALD J. POLLACK Gerald J. Pollack (Principal Financial Officer)		Senior Vice President and Chief Financial Officer	March 7, 2005

/s/ HANS E. VANDEN NOORT Hans E. Vanden Noort (Principal Accounting Officer)		Vice President and Corporate Controller	March 7, 2005

* Rand V. Araskog		Director

* Ronald M. Gross		Director

* James H. Hance, Jr.		Director

* Richard D. Kincaid		Director

* Paul G. Kirk, Jr.		Director

* Thomas I. Morgan		Director

* Katherine D. Ortega		Director

* Carl S. Sloane		Director

* Ronald Townsend		Director

* Gordon I. Ulmer		Director

*By:	/s/ HANS E. VANDEN NOORT Hans E. Vanden Noort Attorney-In-Fact		March 7, 2005

A

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Purchase and Sale Agreement dated July 28, 1999 between Rayonier Inc. and Jefferson Smurfit Corporation (U.S.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.2	First Amendment to the Purchase and Sale Agreement dated October 25, 1999 between Rayonier Inc. and Jefferson Smurfit Corporation (U.S.)	Incorporated by reference to Exhibit 2.2 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.3	Assignment and Assumption Agreement dated October 25, 1999 between Jefferson Smurfit Corporation (U.S.) and Timber Capital Holdings LLC	Incorporated by reference to Exhibit 2.3 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.4	Assignment Agreement dated October 25, 1999 between Rayonier Inc. and Rayonier Timberlands Operating Company, L.P.	Incorporated by reference to Exhibit 2.4 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.5	Contribution, Conveyance and Assumption Agreement dated December 18, 2003 by and among Rayonier Inc., Rayonier Timberlands Operating Company, L.P., Rayonier Timberlands, L.P., Rayonier Timberlands Management, LLC, Rayonier Forest Resources, LLC, Rayland, LLC, Rayonier TRS Holdings Inc., Rayonier Minerals, LLC, Rayonier Forest Properties, LLC, Rayonier Wood Products, LLC, Rayonier Wood Procurement, LLC, Rayonier International Wood Products, LLC, Rayonier Forest Operations, LLC, Rayonier Properties, LLC and Rayonier Performance Fibers, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s June 30, 2004 Form 10-Q

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s December 31, 2003 Form 10-K

4.1	Indenture dated as of September 1, 1992 between the Company and Bankers Trust Company, as Trustee, with respect to certain debt securities of the Company	Incorporated by reference to Exhibit 4.1 to the Registrant’s December 31, 1993 Form 10-K

4.2	First Supplemental Indenture dated as of December 13, 1993	Incorporated by reference to Exhibit 4.2 to the Registrant’s December 31, 1993 Form 10-K

4.3	Three Year Revolving Credit Agreement dated effective November 24, 2003 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Timberlands Operating Company, L.P. as Borrowers, the banks named therein as Initial Lenders, and Credit Suisse First Boston as Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 4.3 to the Registrant’s December 31, 2003 Form 10-K

4.4	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

B

Exhibit No.	Description	Location

4.5	Form S-4 Registration Statement	Incorporated by referenced to the Registrant’s April 26, 2004 S-4 Filing

4.6	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant’s May 6, 2004 S-4/A Filing

4.7	Other instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any other instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission

9	Voting trust agreement	None

10.1	Rayonier 1994 Incentive Stock Plan, as amended	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 1998 Form 10-Q

10.2	Rayonier Supplemental Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 1997 Form 10-K

10.3	Rayonier Investment and Savings Plan for Salaried Employees	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.4	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.5	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002	Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2003 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2003 Form 10-K

10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2003 Form 10-K

10.9	Form of Indemnification Agreement between Rayonier Inc. and its Directors and Officers	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 1993 Form 10-K

10.10	Rayonier Inc. Excess Benefit Plan	Incorporated by reference to Exhibit 10.10 to the Registrant’s December 31, 1993 Form 10-K

10.11	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.12	Rayonier Inc. Excess Savings and Deferred Compensation Plan	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 1997 Form 10-K

10.13	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements	Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 1995 Form 10-K

C

Exhibit No.	Description	Location

10.14	Form of Indemnification Agreement between Registrant and directors of Rayonier Forest Resources Company, its wholly owned subsidiary which is Managing General Partner of Rayonier Timberlands, L.P., who are not also directors of Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 1994 Form 10-Q

10.15	Description of Rayonier 1994 Incentive Stock Plan Contingent Performance Share Awards	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 1994 Form 10-Q

10.16	Form of Rayonier 1994 Incentive Stock Plan Contingent Performance Share Award Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 1994 Form 10-Q

10.17	Form of Rayonier 1994 Incentive Stock Plan Restricted Share Award Agreement	Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 1995 Form 10-K

10.18	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.19	Rayonier Substitute Stock Option Plan	Incorporated by reference to Exhibit 4(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-52891)

10.20	Form of Rayonier Substitute Stock Option Award Agreements	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1995 Form 10-K

10.21	Rayonier 2004 Incentive Stock and Management Bonus Plan	Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2003 Form 10-K

10.22	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.23	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

10.24	Description of 2004 Rayonier Incentive Stock and Management Bonus Plan Performance Share Awards	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2003 Form 10-K

10.25	Split-Dollar Life Insurance Agreement dated June 22, 1994 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 1994 Form 10-Q

10.26	Amendment to Split-Dollar Life Insurance Agreement, dated July 22, 1997	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1997 Form 10-K

10.27	Deferred Compensation / Supplemental Retirement Agreement dated June 28, 1994 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 1994 Form 10-Q

10.28	Amendment to Deferred Compensation / Supplemental Retirement Agreement, dated July 22, 1997	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1997 Form 10-K

10.29	Consulting Agreement dated October 19, 1998 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 1998 Form 10-K

10.30	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 1999 Form 10-K

D

Exhibit No.	Description	Location

10.31	Change in Control Agreement for W. Lee Nutter.	Incorporated by reference to Exhibit 10.23 to the Registrant’s September 30, 2001, Form 10-Q

10.32	Retention Agreement dated December 31, 2003 with Paul G. Boynton	Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2003 Form 10-K

10.33	Trust Agreement for the Rayonier Inc. Legal Resources Trust	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.34	Trust Agreement for the Rayonier Inc. Supplemental Senior Executive Severance Pay Plan and the Change in Control Agreement for W. Lee Nutter Executive Severance Trust	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K

10.35	Description of Rayonier Key Executive Insurance Program f/k/a Rayonier Split-Dollar Life Insurance/Deferred Compensation Retention Benefit Program	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2002 Form 10-K

10.36	Waiver, Release and Non-Disclosure Agreement between Rayonier Inc. and William S. Berry dated March 15, 2002	Incorporated by reference to Exhibit 10.27 to the Registrant’s December 31, 2002 Form 10-K

10.37	2005 Annual Corporate Bonus Program	Filed herewith

11	Statement re computation of per share earnings	Not required to be filed

12	Statements re computation of ratios	Filed herewith

13	Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14	Code of Ethics	Not required to be filed

16	Letter re change in certifying accountant	Not applicable

18	Letter re change in accounting principles	Not applicable

21	Subsidiaries of the Registrant	Filed herewith

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	Filed herewith

24	Powers of attorney	Filed herewith

31	Certifications	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

E