Form 10-Q
period 2005-03-31
RAYONIER INC
filed 2005-04-27
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 22, 2005 there were outstanding 50,257,168 Common Shares of the Registrant.

RAYONIER INC.

FORM 10-Q

MARCH 31, 2005

i

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands of dollars, except per share data)

	Three Months Ended March 31,
	2005	2004
SALES	$286,363	$293,712

Costs and Expenses

Cost of sales	229,723	234,462
Selling and general expenses	14,831	18,101
Other operating income, net	(4,646)	(1,333)

	239,908	251,230

OPERATING INCOME	46,455	42,482

Interest expense	(12,312)	(11,126)
Interest and miscellaneous income, net	494	773

INCOME BEFORE INCOME TAXES	34,637	32,129

Income tax (expense) benefit (Note 5)	(178)	43,406

NET INCOME	34,459	75,535

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized loss on hedged transactions, net of income tax benefit of $97 and $256	(181)	(454)
Foreign currency translation adjustment	3,689	1,287
Minimum pension liability adjustments	—	(2,497)

COMPREHENSIVE INCOME	$37,967	$73,871

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE	$0.69	$1.53

DILUTED EARNINGS PER SHARE	$0.67	$1.49

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands of dollars)

	March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$96,186	$84,117
Accounts receivable, less allowance for doubtful accounts of $1,373 and $1,271	93,011	91,476
Inventory
Finished goods	61,303	66,383
Work in process	8,062	8,038
Raw materials	10,097	8,199
Manufacturing and maintenance supplies	9,796	8,322

Total inventory	89,258	90,942
Timber purchase agreements	3,104	6,419
Other current assets	29,107	27,744

Total current assets	310,666	300,698

TIMBER PURCHASE AGREEMENTS	4,295	2,440
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,046,098	1,053,482

PROPERTY, PLANT AND EQUIPMENT
Land	23,457	23,296
Buildings	124,531	124,415
Machinery and equipment	1,309,109	1,299,675

Total property, plant and equipment	1,457,097	1,447,386
Less - accumulated depreciation	(1,002,094)	(984,070)

	455,003	463,316

OTHER ASSETS	130,549	113,950

	$1,946,611	$1,933,886

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$73,220	$76,262
Bank loans and current maturities	53,575	48,575
Accrued taxes	34,602	45,562
Accrued payroll and benefits	16,869	24,188
Accrued interest	15,761	5,093
Accrued customer incentives	6,885	9,077
Other current liabilities	28,210	21,643
Current reserves for dispositions and discontinued operations	11,892	12,126

Total current liabilities	241,014	242,526

DEFERRED INCOME TAXES	55,252	50,646

LONG-TERM DEBT	607,815	610,290
NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	132,415	133,928

OTHER NON-CURRENT LIABILITIES	101,340	100,108

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 50,252,766 and 49,977,553 shares issued and outstanding	399,084	393,513
Retained earnings	404,787	401,479
Accumulated other comprehensive income (loss)	4,904	1,396

	808,775	796,388

	$1,946,611	$1,933,886

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$34,459	$75,535
Non-cash items included in net income:
Depreciation, depletion and amortization	37,485	37,002
Non-cash cost basis of real estate sold	3,965	7,928
Deferred income tax benefit	(47)	(53,823)
Increase in accounts receivable	(1,499)	(4,837)
(Increase) decrease in inventory	(925)	1,452
(Decrease) increase in accounts payable	(3,043)	5,594
Decrease (increase) in current timber purchase agreements and other current assets	1,555	(998)
Increase in accrued liabilities	2,620	17,099
Increase in other non-current liabilities	994	1,018
Decrease (increase) in long-term timber purchase agreements and other assets	1,954	(2,233)
Expenditures for dispositions and discontinued operations	(1,747)	(1,755)

CASH PROVIDED BY OPERATING ACTIVITIES	75,771	81,982

INVESTING ACTIVITIES
Capital expenditures, net of sales and retirements	(20,314)	(19,493)
Increase in restricted cash (Note 6)	(20,130)	—

CASH USED FOR INVESTING ACTIVITIES	(40,444)	(19,493)

FINANCING ACTIVITIES
Issuance of debt	30,000	50,000
Repayment of debt	(25,773)	(50,773)
Dividends paid	(31,108)	(27,651)
Issuance of common shares	3,611	7,468

CASH USED FOR FINANCING ACTIVITIES	(23,270)	(20,956)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12	(32)

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	12,069	41,501
Balance, beginning of year	84,117	21,397

Balance, end of period	$96,186	$62,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$1,415	$1,092

Income taxes, net	$4,308	$(612)

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (Rayonier or the Company), reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating, and therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2004 Annual Report on Form 10-K.

New Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. This interpretation states that the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143 refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company is currently in the process of determining the impact of FIN 47, if any, on its financial condition, results of operations and cash flows.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123 (SFAS No. 123R), Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that all stock-based compensation, including options, be expensed at fair value as of the grant date over the vesting period. Companies will be required to use an option pricing model to determine compensation expense, consistent with the model used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (i.e. Black-Scholes or Binomial). In April 2005, the SEC issued a release to amend the effective date of compliance with SFAS No. 123R to fiscal years beginning on or after December 15, 2005. The Company expects to adopt the revised SFAS No. 123R on January 1, 2006 and does not expect this standard to have a significant impact on its financial condition, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the Act) includes tax relief for domestic manufacturers by providing a tax deduction of up to 9 percent (when fully phased-in) of the lesser of “qualified production activities income” (as defined by the Act) or taxable income. In conjunction with creating this new deduction, the Act phases out the current Extraterritorial Income Exclusion (EIE) over the next two years. The FSP requires that the new deduction be accounted for as a special deduction because it is based on the future performance of specific activities, including level of wages. The Company has adopted the provisions of FSP 109-1 in 2005 and expects to record a comparable tax benefit to that recognized under the EIE in 2004.

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. SFAS No.109 requires adjustment of deferred tax assets and liabilities for the effect of a change in tax rates in the period that includes the enactment date of the Act. The purpose of this FSP was to grant companies additional time to evaluate the effect of the Act on their plans for reinvestment or repatriation of foreign earnings, postpone recognition until such determination is made and to provide guidance for disclosures during reporting periods when determination has not yet been made. The FSP requires disclosure of a company’s status of its determination, its expected date of completion and a range of reasonably possible amounts considered for repatriation, including the related tax effects of doing so. During the determination period, companies will be required to presume repatriation of foreign earnings if a deferred tax liability was previously recognized for some or all of its undistributed foreign earnings as well as current foreign earnings that are not expected to be indefinitely reinvested. The Company complied with the accounting and reporting guidance outlined in the FSP in 2004 (See Note 5–Income Taxes).

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In November 2004, the FASB issued SFAS No. 151, Amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt the standard on January 1, 2006 and does not expect a material impact on its financial condition, results of operations or cash flows.

In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a prescription drug benefit under Medicare Part D to those employers that sponsor postretirement health care plans that provide prescription drug benefits to participants that are actuarially equivalent to Medicare Part D. This FSP provides reporting guidance for companies that have not made an actuarial determination and accounting guidance for when the determination is made. The Company has adopted the provisions of FSP 106-2 in the first quarter of 2005; see Note 13-Employee Benefit Plans.

Reclassifications

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2005	2004
Net income	$34,459	$75,535

Shares used for determining basic earnings per common share	50,119,923	49,340,565
Dilutive effect of:
Stock options	878,824	1,008,727
Contingent performance and restricted shares	431,698	427,144

Shares used for determining diluted earnings per common share	51,430,445	50,776,436

Basic earnings per common share	$0.69	$1.53

Diluted earnings per common share	$0.67	$1.49

3. INCENTIVE STOCK PLANS

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

Pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table provides a reconciliation for the three months ended March 31, 2005 and 2004 that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, Accounting for Stock Based Compensation, net of related income tax effects, and shows the reported and pro forma earnings per share amounts.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income, as reported	$34,459	$75,535

Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	809	1,298

Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,579)	(1,711)

Pro forma net income	$33,689	$75,122

Earnings per share:

Basic, as reported	$0.69	$1.53
Basic, pro forma	$0.67	$1.52

Diluted, as reported	$0.67	$1.49
Diluted, pro forma	$0.66	$1.48

4. REAL ESTATE INVESTMENT TRUST (REIT) - LEGAL AND TAX CONVERSION

The Company converted to a Real Estate Investment Trust (REIT) effective January 1, 2004. It is generally not required to pay federal income taxes on its U.S. timber harvest operations and other REIT qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The REIT-qualifying operations are conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). Other non-REIT qualifying and foreign operations, which will continue to pay corporate-level tax on earnings, have been transferred to Rayonier TRS Holdings Inc., a wholly-owned subsidiary of Rayonier Inc. Rayonier TRS Holdings Inc. and its subsidiaries are sometimes referred to collectively as the “taxable REIT subsidiaries.” These operations include the Company’s Performance Fibers, New Zealand timber, and Wood Products businesses, as well as the Company’s Higher and Better Use (HBU) real estate sales activities. REIT conversion costs totaled $5 million in the three months ended March 31, 2004.

5. INCOME TAXES

As a REIT, if certain requirements are met, only the taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property within the REIT during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland that will be sold within the ten year built-in gain period and retained a deferred tax liability for the expected income tax on such built-in gains. All deferred tax liabilities and assets related to taxable REIT subsidiaries have also been retained. The remaining deferred tax liability of $78 million resulting from U.S. timberland temporary differences was reversed in the first quarter of 2004 and recorded as an income tax benefit. In addition, as a REIT, the Company can be subject to a 100 percent tax on the gain from entering into prohibited transactions. The Company believes it did not engage in any prohibited transactions during the quarters ending March 31, 2005 and 2004, respectively.

In addition, prior to March 31, 2004, the Company did not provide for taxes on approximately $123 million of undistributed foreign earnings as it intended to reinvest such earnings overseas in the future. Following the conversion to a REIT, this strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, in 2004, the Company recognized $33.9 million of tax expense on undistributed foreign earnings that it expects will ultimately be repatriated. Since repatriation has not occurred, the tax payable fluctuates due to exchange rate changes and in the first

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

quarter of 2005, the Company recorded an additional $1.1 million of tax expense. The Company has not recognized tax expense of approximately $6 million to $8 million related to $20 million of undistributed foreign earnings intended to remain permanently reinvested overseas.

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. In 2005, the Company may elect to repatriate qualifying earnings approximating $160 million at March 31, 2005 at the current exchange rate. The Company has started an evaluation of the effects of the repatriation provision; however, the Company may not be able to complete this evaluation until after Congress passes the proposed technical corrections bill related to the repatriation provisions and/or the Treasury Department provides additional clarifying language. The clarifying language is expected to affect the Company’s evaluation of the economic value of implementing the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the issuance of the additional guidance.

In April 2005, Rayonier executed a settlement agreement with the Internal Revenue Service (IRS) regarding a disputed issue for its 1996 and 1997 taxable years. In the first quarter of 2005 and as a result of the favorable settlement, the Company reversed the final $9.5 million of a tax reserve previously established for this issue. The Company has been discussing this issue with the IRS since 1999 and on February 22, 2001, received a Notice of Proposed Adjustment from the IRS which could have resulted in an additional tax liability of $36.1 million. The Company made a tax payment of $8.1 million in June 2001 and, in the first quarter of 2003, accepted a resolution procedure (the Settlement Initiative) from the IRS in order to expedite the resolution of the matter. Under the Settlement Initiative, the maximum disallowance was set at a 90 percent level. Accordingly, the Company adjusted its estimated first quarter 2003 tax provision to recognize a tax benefit of $2.3 million at a 10 percent minimum allowance threshold, to reflect the maximum 90 percent disallowance set forth in the Settlement Initiative. In April 2003, it paid $6.4 million to the IRS, representing $3.7 million in tax and $2.7 million in interest, in anticipation of IRS audit settlements pertaining to this issue.

The Company has other matters under review by various taxing authorities, including the IRS. Although the Company believes its positions on these matters as well as others, including some for which a Notice of Proposed Adjustment has been received, are technically sound and its tax reserves at March 31, 2005 adequately reflect the probable resolution regarding potential adjustments by the taxing authorities, it is reasonably possible that the final resolution of these matters could result in an additional tax liability of up to $8 million above established reserves.

Under current law, the built-in gains tax from the sale of REIT property can be eliminated if sales proceeds from relinquished properties are reinvested in similar property within required time periods as outlined in Internal Revenue Code (IRC) Section 1031 regarding like-kind exchanges (LKE), so long as the replacement property is owned at least until expiration of the ten-year built-in gain period (which began on January 1, 2004). However, this does not restrict the Company’s ability to sell timber on a pay-as-cut basis from such replacement property during the ten-year built-in gain period.

In the calculation of its annual effective tax rate, the Company provided tax on certain land sales transactions that may become part of one or more LKE transactions later in the year. If successful, these sales will not be taxed resulting in a decrease to its annual provision of approximately $7 million or 5 percentage points of its effective tax rate before discrete items.

6. RESTRICTED CASH – LIKE-KIND EXCHANGES

The Company completed a LKE in the third quarter of 2004 and continues to pursue additional LKE opportunities. As of March 31, 2005, the Company had $22.3 million of proceeds from real estate sales deposited with a Section 1031 intermediary and recorded as restricted cash in “Other Assets”. The Company has identified potential properties for purchase within the required timeframe. In the event that the LKE purchases are not completed, proceeds are returned and reclassified as available cash.

7. SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the three months ended March 31, 2005 and the year ended December 31, 2004 is shown below.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
(Share and per share amounts not in thousands)

Balance, January 1, 2004	49,018,316	$364,810	$355,956	$(9,660)	$711,106
Net income			156,901		156,901
Dividends ($2.24 per share)			(111,378)		(111,378)
Issuance of shares under incentive stock plans	959,237	24,323			24,323
Unrealized loss on hedged transactions				(338)	(338)
Minimum pension liability adjustments				(217)	(217)
Tax benefit on exercise of stock options		4,380			4,380
Foreign currency translation adjustment				11,611	11,611

Balance, December 31, 2004	49,977,553	393,513	401,479	1,396	796,388

Net income			34,459		34,459
Dividends ($0.62 per share)			(31,151)		(31,151)
Issuance of shares under incentive stock plans	275,213	4,590			4,590
Unrealized loss on hedged transactions				(181)	(181)
Tax benefit on exercise of stock options		981			981
Foreign currency translation adjustment				3,689	3,689

Balance, March 31, 2005	50,252,766	$399,084	$404,787	$4,904	$808,775

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and dispositions were as follows:

	March 31, 2005	December 31, 2004
ASSETS
Timber and Real Estate	$1,158,769	$1,146,796
Performance Fibers	485,842	489,383
Wood Products	125,630	125,567
Other Operations	30,378	29,936
Corporate	140,752	136,965
Dispositions	5,240	5,239

TOTAL	$1,946,611	$1,933,886

	Three Months Ended March 31,
	2005	2004
SALES
Timber and Real Estate	$75,513	$86,363
Performance Fibers	142,944	132,926
Wood Products	41,939	37,541
Other Operations	26,287	36,906
Intersegment Eliminations	(320)	(24)

TOTAL	$286,363	$293,712

OPERATING INCOME (LOSS)
Timber and Real Estate	$39,020	$46,537
Performance Fibers	12,381	6,090
Wood Products	2,397	686
Other Operations	186	2,302
Corporate and other	(7,529)	(13,133)

TOTAL	$46,455	$42,482

DEPRECIATION, DEPLETION AND AMORTIZATION
Timber and Real Estate	$17,800	$15,151
Performance Fibers	15,982	18,213
Wood Products	3,467	3,440
Other Operations	150	127
Corporate and other	86	71

TOTAL	$37,485	$37,002

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

9. FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

In the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2005 and 2004, gains of approximately $0.2 million and $0.8 million, respectively, were recorded on foreign currency contracts that matured, plus the time value changes for outstanding contracts. The Company also had mark-to-market unrealized after-tax gains of approximately $0.2 million and $0.4 million recorded in “Accumulated Other Comprehensive Income (Loss)” (AOCI) in the Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004, respectively. When the forecasted transactions mature, the amounts in AOCI will be reclassified to the Consolidated Statements of Income and Comprehensive Income. The Company expects to reclassify the March 31, 2005 AOCI amount into earnings over the next three months.

At March 31, 2005, the Company held $3.1 million of New Zealand dollar foreign currency contracts maturing through June 2005. The largest amount of foreign currency forward contracts outstanding during the first three months of 2005 was $4.6 million.

Interest Rate Swap Agreements

In April 2003, RFR entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three months ended March 31, 2005, this swap agreement reduced the Company’s interest expense by an insignificant amount. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in a liability of approximately $1.2 million and a corresponding decrease in debt at March 31, 2005.

In April 2004, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three months ended March 31, 2005, this swap agreement reduced the Company’s interest expense by $0.1 million. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in a liability of approximately $1.3 million and a corresponding decrease in debt at March 31, 2005.

Commodity Swap Agreements

The Company periodically enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. These contracts do not qualify for hedge accounting under SFAS No. 133 and instead are required to be marked-to-market. During the three months ended March 31, 2005, the Company realized a gain of $0.1 million on fuel oil forward contracts that matured. The gain for the three months ended March 31, 2004 was insignificant. The market valuation of all outstanding fuel oil forward contracts on March 31, 2005 resulted in an increase to “Other Operating Income, net” of $1.9 million.

Below is a summary of outstanding fuel oil forward contracts as of March 31, 2005:

Volume (barrels)	Average price per barrel	Maturity	Percentage of Estimated Quarterly Consumption
99,000	$25.79	2nd quarter 2005	58%
85,000	$26.59	3rd quarter 2005	42%

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

During the three months ended March 31, 2005, the Company realized a loss of $0.1 million on natural gas forward contracts that matured. The market valuation of all outstanding natural gas forward contracts on March 31, 2005 resulted in an increase to “Other Operating Income, net” of $0.5 million.

Below is a summary of outstanding natural gas forward contracts as of March 31, 2005:

Volume (Decatherms)	Average price per Decatherm	Maturity	Percentage of Estimated Quarterly Consumption
150,000	$6.65	2nd quarter 2005	78%
115,000	$6.59	3rd quarter 2005	49%
60,000	$6.83	4th quarter 2005	21%

10. GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of March 31, 2005, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$76,949	$61,410
Guarantees-Third parties (2)	7,304	43
Guarantees-Subsidiary debt (3)	100,000	100,000
Surety bonds (4)	14,313	2,036

Total	$198,566	$163,489

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2005 and 2006 and are typically rolled over as required.

(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bankers pursuant to the bond. The Company would have to perform under the guarantee and seek legal redress from the owner if the bankers defaulted on the bond. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of March 31, 2005, three payments remained outstanding, estimated at $1.6 million per year. This guarantee expires in 2007.

In 2004, the Company sold approximately 15,000 acres of timberland for approximately $25 million. As payment for this property a 15-year installment note was received from the buyer, with a fixed interest rate of 5.17 percent. In addition, the buyer delivered an irrevocable letter of credit from a major banking institution that secures all payments of principal and interest under the installment note. The Company monetized the note by contributing the note and the letter of credit to a bankruptcy-remote limited liability subsidiary that meets the requirements of a qualified special purpose entity (QSPE) as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As such, the QSPE is not consolidated in the Company’s financial statements. Using the installment note and the letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes with a fixed interest rate of 5 percent and remitted cash of $22.5 million to the Company. At closing the Company had a retained interest of $2.5 million in the QSPE. In conjunction with this timberland sale and note monetization, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of the QSPE. At March 31, 2005, the Company had a liability of $43 thousand to reflect the fair market value of its obligation to perform under the make-whole agreement.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

(3)	In conjunction with the Company’s $250 million revolving credit facility, Rayonier guarantees the borrowings of its wholly owned subsidiaries, RFR and TRS. Additionally, TRS guarantees the borrowings of Rayonier Inc. At March 31, 2005, TRS had $100 million of debt outstanding on the facility that is guaranteed by Rayonier.

(4)	Rayonier has issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2005 and 2006 and are renewed as required. In 1996, the Company was required to issue a bond to cover future potential closure costs for the Medium Density Fiberboard plant in New Zealand.

11. CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the 2004 Annual Report on Form 10-K.

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

Between 1985 and 1995, Southern Wood Piedmont Company (SWP, a wholly owned subsidiary) sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Environmental Protection Agency (EPA) and the Louisiana Department of Environmental Quality (LDEQ) in June 1990, in United States District Court for the Western District of Louisiana against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that are still owned and retained by the processor. Currently there are no claims pending against the Company or SWP by the EPA or the LDEQ. However, both have indicated that they believe SWP may be liable for some portion of the costs of clean-up and disposal of the recycled material sent to the processing site by SWP. If no settlement is reached in this matter, trial is currently scheduled to begin in September 2005. There are numerous possible outcomes that could determine the Company’s ultimate liability, if any. The Company believes that reserves at March 31, 2005 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute.

Environmental Matters

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Management closely monitors its environmental responsibilities, and similar state laws and regulations, and believes that the Company is in substantial compliance with current environmental requirements. It is the opinion of management that substantial expenditures over the next ten years will be required in the area of environmental compliance. During 2005 and 2006, Rayonier expects spending on environmental capital projects to be approximately $6 million per year, primarily related to Cluster Rule compliance as discussed below.

The Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s two Performance Fibers dissolving pulp mills and two other similar mills. In late 2003, EPA informed the Company that it was delegating its Cluster Rule rulemaking authority for these four mills to the environmental agencies of the respective states. Rayonier will continue to work with the EPA and the applicable state environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next five years (2005-2009) associated with Cluster Rule compliance and other environmental regulations are not expected to exceed $25 million at the Performance Fibers mills. Such capital expenditures are not expected to cause the Company’s 2005 total annual spending to exceed $90 million to $100 million, excluding strategic investments.

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

12. RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include its Port Angeles, WA mill, which was closed on February 28, 1997; its wholly owned subsidiary, SWP, which owns 10 former wood processing sites and ceased operations in 1989; its Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and/or comparable state statutes at various sites where the Company no longer operates.

During the first three months of 2005, expenditures of $1.7 million for monitoring and remediation activities were charged to the reserves. An analysis of activity in the reserves for dispositions and discontinued operations for the three months ended March 31, 2005 and the year ended December 31, 2004, is as follows:

	March 31, 2005	December 31, 2004
Balance, January 1	$146,054	$153,625
Expenditures charged to reserves	(1,747)	(7,801)
Additions to reserve	—	460
Reclassifications and other adjustments	—	(230)

Balance, end of period	144,307	146,054
Less: Current portion	(11,892)	(12,126)

Non-current portion	$132,415	$133,928

Rayonier has identified three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as individually material and separate disclosure was presented in the Company’s 2004 Annual Report on Form 10-K. There have not been any significant changes in these sites’ reserve requirements for the three months ended March 31, 2005, and therefore separate disclosure is not presented herein. For an analysis of the reserve activity for the two years ended December 31, 2004 and a brief description of these individually material sites, see the Company’s 2004 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites. As of March 31, 2005, this amount is estimated at $4 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, and changes in laws, regulations and administrative interpretations and in environmental remediation technology. Excluded from this estimate are two sites for which the Company is not able to determine reasonably possible additional losses. Evaluation of these sites is in preliminary stages.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors including, but not limited to, the necessity for additional or different investigation or remediation, changes in environmental remediation technologies, the discovery and extent of migration of any contamination off-site, remedial remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, the potential for “brownfields” (environmentally impacted site considered for re-development) treatment of all or a portion of a site could accelerate expenditures, as well as impact the amount and/or type of remediation required, as could new laws, regulations and administrative actions. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

As of March 31, 2005 and December 31, 2004 Rayonier had $8 million of receivables from insurance claims, net of reserves for uncollectibility, included in “Other Assets.” Such receivables represent the Company’s claim for reimbursements in connection with property damage settlements relating to SWP’s wood preserving and ERD discontinued operations.

13. EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004:

Components of Net Periodic Benefit Cost

	Pension		Postretirement
	2005	2004	2005	2004
Service cost	$1,825	$1,753	$151	$173
Interest cost	3,250	2,955	537	482
Expected return on plan assets	(3,550)	(2,976)	—	—
Amortization of prior service cost	350	360	70	77
Amortization of losses	1,125	790	262	189
Amortization of transition asset	—	(1)	—	—

Net periodic benefit cost	$3,000	$2,881	$1,020	$921

The Company does not have any required pension plan contributions for 2005; however, discretionary contributions ranging from $6 million to $11 million are expected this year.

In the first quarter of 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plans is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As such, FASB Staff Position No. FAS 106-2 was retroactively applied to the date of enactment. As a result, the Company’s 2005 net periodic postretirement medical benefits cost decreased by a diminimus amount while its accumulated projected benefit obligation decreased by $0.3 million.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Foreign currency translation adjustments	$37,459	$33,770
Unrealized gains on hedged transactions	229	410
Minimum pension liability adjustments	(32,784)	(32,784)

Total	$4,904	$1,396

The increase in net foreign currency translation adjustments was due to the change in the New Zealand to U.S. dollar exchange rate in the first quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Use of Estimates

The preparation of Rayonier’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report on Form 10-K.

Segment Information

Rayonier operates in three reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber and Real Estate (formerly Timber and Land), Performance Fibers, and Wood Products. The Timber and Real Estate segment’s strategies include buying, selling and managing timber and timberlands, as well as selling higher and better use (HBU) real estate to be used for conservation, development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Real Estate sales. Timber sales include all activities that relate to the harvesting of timber, while Real Estate sales include the sale of all land, including those designated for HBU. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment includes lumber and MDF. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

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

Results of Operations, First Quarter 2005 versus First Quarter 2004.

Sales of $286 million were $7 million below the prior year due to lower trading and real estate volumes offset by higher cellulose specialties prices and volumes and increased lumber prices. Operating income of $46 million increased $4 million as a result of higher revenue, production efficiencies and decreased hardwood costs at the Jesup, GA performance fibers mill, decreased general and administrative costs and higher lumber prices offset by lower real estate sales. However, net income of $34 million or $0.67 per share decreased $41 million due to tax expense of $0.2 million in 2005 compared to a tax benefit of $43.4 million in 2004 which resulted from a net tax benefit of $49.7 million associated with two REIT conversion related items. The first quarter of 2005 included a $9.5 million tax benefit from a favorable IRS audit settlement.

Financial Information (in millions)

	Three Months Ended March 31,
	2005	2004
Sales
Timber and Real Estate
Timber	$51.9	$53.1
Real Estate	23.6	33.3

Total Timber and Real Estate	75.5	86.4

Performance Fibers
Cellulose Specialties	101.1	93.1
Absorbent Materials	41.9	39.8

Total Performance Fibers	143.0	132.9

Wood Products
Lumber	30.8	27.6
MDF	11.1	9.9

Total Wood Products	41.9	37.5

Other Operations	26.3	36.9
Intersegment Eliminations	(0.3)	—

Total Sales	$286.4	$293.7

Operating Income (Loss)
Timber and Real Estate
Timber	$23.7	$22.8
Real Estate	15.3	23.7

Total Timber and Real Estate	39.0	46.5

Performance Fibers	12.4	6.1

Wood Products
Lumber	3.6	1.5
MDF	(1.2)	(0.8)

Total Wood Products	2.4	0.7

Other Operations	0.2	2.3
Corporate and other expenses / eliminations	(7.6)	(13.1)

Total Operating Income	46.4	42.5

Interest Expense	(12.3)	(11.1)
Interest/Other Income	0.5	0.7
Income tax (expense) benefit	(0.2)	43.4

Net Income	$34.4	$75.5

Diluted Earnings Per Share	$0.67	$1.49

Timber and Real Estate

In the Northwest U.S., average prices improved 25 percent compared to the first quarter of 2004 as strong demand for lumber continued. Timber volume sold decreased 13 percent as the first quarter of 2004 included volume that was deferred from 2003 in order to utilize the Company’s new REIT status in 2004. In the Southeast U.S., timber volume was similar to 2004, but average prices decreased 10 percent due to the sale of salvage timber as a result of three major hurricanes during the latter part of 2004. In New Zealand, prices were relatively unchanged from the first quarter of 2004, while lower log exports due to depressed market prices and higher ocean freight costs caused volumes to decrease 11 percent.

Sales (in millions)		Changes Attributable to:
	2004	Price	Volume	Foreign Exchange	2005
Timber	$53.1	$3.9	$(5.4)	$0.3	$51.9
Real Estate	33.3	2.7	(12.4)	—	23.6

Total Sales	$86.4	$6.6	$(17.8)	$0.3	$75.5

Operating income decreased primarily due to the absence of a significant land sale that contributed approximately $19 million in the first quarter of 2004, partially offset by a slight improvement in timber operating results. The nature of land sales is such that year over year fluctuations may be material due to the timing of development and conservation land sale opportunities and the closing of real estate transactions.

Operating Income (in millions)		Changes Attributable to:
	2004	Price	Volume	Mix/Costs	Foreign Exchange	2005
Timber	$22.8	$3.9	$(2.0)	$(1.0)	$—	$23.7
Real Estate	23.7	2.7	(8.8)	(2.3)	—	15.3

Total Operating Income	$46.5	$6.6	$(10.8)	$(3.3)	$—	$39.0

Performance Fibers

Cellulose Specialties sales improved 9 percent in the quarter due to an increase in higher value acetate and ethers volumes and average prices. Volume also increased due to strong market demand coupled with production efficiencies realized at the Jesup, GA mill.

Absorbent Materials sales rose 5 percent in the quarter due to an average price increase of $45 per ton as a result of strong fluff pulp market conditions. Volume decreased approximately 1,700 metric tons (2 percent) from first quarter 2004 as a result of a lower supply due to start-up delays after a scheduled major maintenance outage.

Sales (in millions)		Changes Attributable to:
	2004	Price	Volume	Other	2005
Cellulose Specialties	$93.1	$2.4	$5.6	$—	$101.1
Absorbent Materials	39.8	3.1	(1.0)	—	41.9

Total Sales	$132.9	$5.5	$4.6	$—	$143.0

Operating income improved in the quarter primarily due to increased sales as noted above. Production expenses were slightly unfavorable with higher energy and chemical costs partly offset by lower hardwood costs.

Operating Income (in millions)		Changes Attributable to:
	2004	Price	Volume	Other	Costs	2005
Total Operating Income	$6.1	$5.5	$0.9	$0.4	$(0.5)	$12.4

Wood Products

Lumber prices were 12 percent above the first quarter of 2004 as strong demand from the housing market and reduced Canadian imports resulting from the weaker U.S. dollar and trade tariffs continued from 2004. In New Zealand, MDF prices improved approximately 14 percent over the first quarter of 2004 due to strong market demand in the U.S., Japan and China. Lumber and MDF volumes were essentially unchanged.

Sales (in millions)		Changes Attributable to:
	2004	Price	Volume	Foreign Exchange	2005
Lumber	$27.6	$3.3	$(0.1)	$—	$30.8
MDF	9.9	1.0	0.1	0.1	11.1

Total Sales	$37.5	$4.3	$—	$0.1	$41.9

Operating income was above the first quarter of 2004 due to the strengthening market for lumber. MDF operating income declined primarily due to an increase in resin and maintenance costs, as well as an increase in costs translated to U.S. dollars (a result of the increasing New Zealand dollar/U.S. dollar exchange rate).

Operating Income (in millions)		Changes Attributable to:
	2004	Price	Mix/Other	Costs	Foreign Exchange	2005
Lumber	$1.5	$3.3	$(0.1)	$(1.1)	$—	$3.6
MDF	(0.8)	1.0	(0.2)	(1.3)	0.1	(1.2)

Total Operating Income	$0.7	$4.3	$(0.3)	$(2.4)	$0.1	$2.4

Other Operations

Sales for the quarter were $26.3 million, $10.6 million below the first quarter of 2004, while operating income of $0.2 million was $2.1 million lower. The decrease for both sales and operating income is due to lower log trading volume as a result of winter weather conditions in California and in the Northwest and reduced coal volume.

Corporate and Other Expenses / Eliminations

Corporate and other expenses of $7.6 million decreased by $5.5 million from the first quarter of 2004 primarily due to the absence of $4.8 million of REIT conversion costs as well as lower legal costs.

Other Income / Expense

Interest expense of $12.3 million in the quarter was $1.2 million above the first quarter of 2004 due to increased revolving credit facility debt and higher average rates. Interest and miscellaneous income of $0.5 million in the quarter approximated the prior year amount.

Provision for Income Taxes

In the first quarter of 2005, the Company’s effective tax rate before discrete items was 16.5 percent compared to a 19.4 percent benefit in the first quarter of 2004. The decrease was primarily due to higher REIT income not subject to federal tax and increased federal tax benefits from U.S. manufacturing activities and state tax benefits in 2005. The Company’s final provision of $0.2 million expense for the first quarter of 2005 included three discrete adjustments: (i) a favorable final IRS audit settlement requiring the reversal of a previously established tax reserve ($9.5 million benefit), (ii) the non-realizability of New Zealand tax credits on U.S. withholding tax for prior years’ intercompany note interest ($2.9 million expense), and (iii) foreign exchange rate changes on U.S. tax from undistributed foreign earnings ($1.1 million expense), which netted to a $5.5 million benefit. The first quarter of 2004 final tax benefit of $43.4 million included two discrete adjustments; a reversal of deferred taxes resulting from the REIT conversion ($77.9 million benefit) and a related change in business strategy regarding repatriation of foreign earnings ($28.2 million expense), which netted to a $49.7 million benefit.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with becoming a REIT, under which the Company’s U.S. timberland operations will not be subject to federal income taxes if applicable distribution, income, asset and shareholder tests are met, as well as like-kind exchange (LKE) transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($4.8 million in the quarter) and corporate overhead expenses associated with REIT activities ($2.8 million in the quarter). The net tax benefit from REIT activities was $5.7 million compared to $5.1 million in the first quarter of 2004.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate (millions of dollars):

	Three months ended March 31,
	2005	%	2004	%
Income tax provision at the U.S. statutory rate	$(12.1)	(35.0)	$(11.2)	(35.0)
State and local income taxes, net of federal benefit	(0.2)	(0.7)	(0.4)	(1.4)
REIT income not subject to federal tax	5.7	16.6	5.1	15.8
Foreign operations, primarily rate differentials	0.1	0.5	0.3	0.9
Tax benefit on U.S. export sales	0.6	1.8	0.5	1.7
Permanent differences	0.2	0.5	(0.1)	(0.3)
Tax credits and other, net	—	(0.2)	(0.5)	(1.1)

Income tax provision before discrete items	(5.7)	(16.5)	(6.3)	(19.4)

Foreign exchange rate change on U.S. tax from undistributed foreign earnings	(1.1)	(3.2)	—	—
Tax benefit from favorable final IRS audit settlement	9.5	27.6	—	—
Non-realizability of New Zealand tax credits on U.S. withholding tax for prior years’ intercompany note interest	(2.9)	(8.4)	—	—
Reversal of deferred tax liability-REIT conversion	—	—	77.9	242.3
U.S. tax on prior undistributed foreign earnings	—	—	(28.2)	(87.8)

Income tax (provision)/benefit as reported	$(0.2)	(0.5)	$43.4	135.1

The Company has $22 million of proceeds from real estate sales designated to pursue timberland purchases qualifying for tax free LKE treatment which could reduce 2005 tax expense by $7 million and the effective tax rate by 5 percentage points.

Other Items

The Company expects second quarter 2005 earnings to be slightly above the first quarter, excluding the $9.5 million tax benefit from an IRS audit settlement, primarily due to higher prices and volume in timber and performance fibers partially offset by lower real estate sales.

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities of $76 million for the first quarter of 2005 was $6 million below the first quarter of 2004, primarily due to increased working capital requirements. Cash provided by operating activities financed capital expenditures of $20 million, dividends of $31 million, and a $20 million increase in restricted cash (held for potential LKE timberland acquisitions) resulting in a $12 million increase in cash compared to December 31, 2004. Cash flow used for financing activities increased $2 million to $23 million primarily due to a $3 million increase in dividends paid, a $4 million decrease in proceeds from the exercise of stock options and a $5 million increase in short-term debt. The Company had $89 million and $77 million of cash invested as of March 31, 2005 and December 31, 2004, respectively, which consisted of marketable securities with maturities at date of acquisition of 90 days or less. Interest payments on the $485 million Rayonier Forest Resources, L.P. (RFR) installment notes of $20.5 million are made semi-annually, with the next payment scheduled for June 30, 2005.

At March 31, 2005 debt was $661 million, $2 million above the December 31, 2004 level due to an increase in short-term borrowings. The debt-to-capital ratio at March 31, 2005 improved to 45.0 percent from 45.3 percent at December 31, 2004, primarily due to increases in shareholders’ equity from net income and the issuance of common shares under incentive compensation plans.

There were no pension contributions made during the first quarter of 2005 or 2004; however, the Company anticipates making discretionary payments ranging from $6 million to $11 million in 2005. While no assurances can be given, dividend levels for the remaining three quarters of 2005 are expected to remain at the first quarter of 2005 level of $0.62 cents per share, which was 10.7 percent above the prior year quarterly dividend. Pre-tax spending for environmental costs in 2005 is expected to be approximately $12 million. Capital expenditures for 2005, excluding any acquisition opportunities, are expected to be at the prior year level of approximately $90 million.

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

EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. EBITDA of $84.4 million was $4.1 million above the first quarter of 2004 primarily due to higher operating income.

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three months ended March 31,
	2005	2004
Cash Provided by Operating Activities	$75.8	$82.0
Non-cash cost basis of real estate sold	(4.0)	(7.9)
Income tax expense (benefit)	0.2	(43.4)
Interest expense	12.3	11.1
Working capital increase (decrease)	1.5	(18.6)
Other balance sheet changes	(1.4)	57.1

EBITDA	$84.4	$80.3

A non-cash expense critical to the economics of our Timber and Real Estate core business is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for each the three months ended March 31, 2005 and 2004, totaled $88 million.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing LKE benefits). The Company defines Cash Available for Distribution (CAD) as Cash Provided by Operating Activities less capital spending, the tax benefit on the exercise of stock options, the tax benefits associated with certain strategic acquisitions and the change in committed cash. Committed cash represents outstanding checks that have been drawn on the Company’s zero balance bank accounts but have not been paid. In compliance with Securities and Exchange Commission requirements for non-GAAP measures, the Company also reduces CAD by mandatory debt repayments resulting in the Company’s measure entitled “Adjusted CAD.”

Adjusted CAD for the three months ended March 31, 2005, was $59.2 million, $46.4 million favorable to the prior year period. The increase is primarily due to lower mandatory debt repayments ($50 million) offset by a decrease in cash provided by operating activities ($6.2 million). The Adjusted CAD generated in the current period is not necessarily indicative of amounts that may be generated in future periods.

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the three months ended March 31:

	Three months ended March 31,
	2005	2004
Cash Provided by Operating Activities	$75.8	$82.0
Capital spending, net	(20.3)	(19.5)
Change in committed cash	5.5	2.2
Tax benefit on exercise of stock options	(1.0)	(1.1)

Cash Available for Distribution	60.0	63.6
Mandatory debt repayments*	(0.8)	(50.8)

Adjusted Cash Available for Distribution	$59.2	$12.8

*	The mandatory repayments in 2004 include $50 million of debt that matured during the period and was refinanced through the Company’s bank facility. No discretionary debt repayments were made in the first quarter of 2005 or 2004.

Liquidity Facilities

In connection with the Company’s $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. In addition, there are covenant requirements in effect for RFR’s installment notes on the ratio of cash flow available for fixed charges to fixed charges.

Covenant Funds from Operations (Covenant FFO) is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold. This dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant FFO plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters.

The covenants listed below are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect for Rayonier as of March 31, 2005 were as follows:

	Covenant Requirement	Actual ratio at March 31, 2005	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	6.98 to 1	4.48
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.99 to 1	2.01
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	6.58 to 1	4.08
Dividends paid should not exceed 90 percent of Covenant FFO	90%	35%	55%

The Company is currently in compliance with all of its financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the Company’s RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments and activities, or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. At March 31, 2005 the amount of excess proceeds was approximately $16 million, which excludes $15 million of restricted proceeds segregated for potential reinvestment in LKE properties.

Equity Resources

In 1996, the Company began a Common Share repurchase program to minimize the dilutive effect on earnings per share of its employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares actually issued to employees during the year. In October 2000, the Company’s Board of Directors authorized the purchase of an additional 1.5 million shares. These shares were authorized separately from the 1.5 percent of outstanding shares anti-dilutive program, neither of which have expiration dates. Below is a summary of the share repurchases.

	Three Months Ended March 31,
	2005	2004
Shares authorized for repurchase	2,065,313	2,050,925
Shares repurchased	—	—
Cost of repurchased shares	$—	$—
Average cost per share	$—	$—

At March 31, 2005, the Company has $247 million available under its $500 million shelf registration filed with the Securities and Exchange Commission in 2003 and 7,000,000 common shares under an acquisition shelf registration on Form S-4 which was filed in 2004.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

No material changes to the Company’s guarantees or financial instruments such as letters of credit and surety bonds occurred during the first three months of 2005. See Note 10-Guarantees, for outstanding letters of credit, surety bonds and guarantees outstanding as of March 31, 2005.

Segment EBITDA

EBITDA (defined above) is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three months ended March 31, 2005 and 2004 was as follows (millions of dollars):

	Three Months Ended March 31,
	2005	2004
EBITDA *
Timber and Real Estate	$56.9	$62.0
Performance Fibers	28.4	24.5
Wood Products	5.9	4.1
Other Operations	0.3	2.3
Corporate and other	(7.1)	(12.6)

Total	$84.4	$80.3

*	Item 5(a) provides a reconciliation of Cash Provided by Operating Activities by segment to EBITDA by segment for the three-month periods presented above.

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

Cyclical pricing of commodity market paper pulp ultimately influences Performance Fibers prices, particularly in the Absorbent Materials product line. However, since Rayonier is a non-integrated producer of specialized Performance Fibers for non-papermaking end uses, its high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices with peaks and valleys less severe.

Most of Rayonier’s revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk in its New Zealand operation related to foreign currency pricing and costs and periodically enters into foreign currency forward contracts to hedge the risks of foreign currency fluctuations. At March 31, 2005, the Company held foreign currency contracts maturing through June 2005 totaling $3.1 million. The fair value of outstanding foreign currency contracts at March 31, 2005 was an asset of approximately $0.5 million. Market risk resulting from a hypothetical 7-cent change in the New Zealand dollar/U.S. dollar exchange rate on the outstanding foreign currency contracts amounts to an approximate change of $0.5 million in pre-tax income/loss.

The fair market value of the Company’s long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost effectively place the debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At March 31, 2005, the Company had two interest rate swap agreements maturing in 2007 that resulted in a liability with a fair market value of $2.5 million.

The Company periodically enters into commodity forward contracts to fix portions of its fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. The Company does not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. The Company’s natural gas and fuel oil contracts do not qualify for hedge accounting and as such mark-to-market adjustments are recorded in “Other Operating Income, net”. See Note 9–Financial Instruments, for outstanding fuel oil and natural gas contracts at March 31, 2005 as well as gains and losses recognized from such contracts.

For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2004 Annual Report on Form 10-K.

Safe Harbor

Comments about anticipated demand, pricing, expenses, volumes, earnings, real estate sales and timberland acquisitions are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for or supply of cellulose specialties, absorbent materials, timber, wood products or real estate and entry of new competitors into these markets; adverse weather conditions affecting production, timber availability and sales, or distribution; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of real estate transactions; changes in law or policy that might limit or restrict the development of real estate, particularly in the southeastern U.S.; the ability of the Company to identify and complete timberland acquisitions; the Company’s ability to satisfy complex rules in order to qualify as a REIT; the availability of tax deductions and the ability of the Company to complete tax-efficient exchanges of real estate; and implementation or revision of governmental policies and regulations affecting the environment, endangered species, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see the Company’s 2004 Annual Report on Form10-K on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that its objectives are achieved.

Based on an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q by the Company’s management, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls were effective as of March 31, 2005.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11-Contingencies, in the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which is hereby incorporated by reference.

Item 5(a). Selected Supplemental Financial Data

	Three Months Ended
	March 31, 2005	March 31, 2004
Timber and Real Estate
Sales volume - Timber
Northwest U.S., in millions of board feet	76	88
Southeast U.S., in thousands of short green tons	1,221	1,249
New Zealand, in thousands of metric tons	94	106

Timber sales volume - Intercompany
Southeast U.S., in thousands of short green tons	21	—
New Zealand, in thousands of metric tons	1	—
Acres sold	10,748	17,050

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	107	101
Absorbent materials, in thousands of metric tons	67	68
Production as a percent of capacity	98.0%	97.9%

Wood Products
Lumber sales volume, in millions of board feet	83	83
Medium-density fiberboard sales volume, in thousands of cubic meters	39	39

Item 5(a). Selected Supplemental Financial Data (millions of dollars)

	Three Months Ended
	March 31, 2005	March 31, 2004
Geographical Data (Non-U.S.)
Sales
New Zealand	$20.3	$19.8
Other	2.7	6.0

Total	$23.0	$25.8

Operating income (loss)
New Zealand	$2.6	$(1.0)
Other	(0.1)	(0.5)

Total	$2.5	$(1.5)

Timber
Sales
Northwest U.S.	$26.3	$24.2
Southeast U.S.	20.9	23.5
New Zealand	4.7	5.4

Total	$51.9	$53.1

Operating income
Northwest U.S.	$16.4	$13.9
Southeast U.S.	6.4	8.3
New Zealand	0.9	0.6

Total	$23.7	$22.8

Item 5(a). Selected Supplemental Financial Data (millions of dollars)

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

	Timber and Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended March 31, 2005
Cash provided by operating activities	$72.4	$25.8	$1.5	$(3.7)	$(20.2)	$75.8
Less: Non-cash cost basis of real estate sold	(4.0)	—	—	—	—	(4.0)
Add: Income tax expense	—	—	—	—	0.2	0.2
Interest expense	—	—	—	—	12.3	12.3
Working capital increases (decreases)	(8.5)	2.7	4.5	2.1	0.7	1.5
Other balance sheet changes	(3.0)	(0.1)	(0.1)	1.9	(0.1)	(1.4)

EBITDA	$56.9	$28.4	$5.9	$0.3	$(7.1)	$84.4

Three Months Ended March 31, 2004
Cash provided by operating activities	$75.0	$15.7	$1.4	$5.6	$(15.7)	$82.0
Less: Non-cash cost basis of real estate sold	(7.9)	—	—	—	—	(7.9)
Income tax benefit	—	—	—	—	(43.4)	(43.4)
Add: Interest expense	—	—	—	—	11.1	11.1
Working capital increases (decreases)	(8.8)	7.6	2.8	(2.8)	(17.4)	(18.6)
Other balance sheet changes	3.7	1.2	(0.1)	(0.5)	52.8	57.1

EBITDA	$62.0	$24.5	$4.1	$2.3	$(12.6)	$80.3

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index

(b) Reports on Form 8-K:

1)	On January 25, 2005, Rayonier filed a report on Form 8-K to announce fourth quarter 2004 earnings.

2)	On February 25, 2005, Rayonier filed a report on Form 8-K to announce an increase in its 2005 first quarter dividend to 62 cents per share.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Vice President and
Corporate Controller

April 27, 2005

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