Form 10-Q
period 2005-06-30
RAYONIER INC
filed 2005-07-27
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 22, 2005 there were outstanding 50,465,047 Common Shares of the Registrant.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
SALES	$290,287	$326,633	$565,259	$610,463

Costs and Expenses
Cost of sales	227,040	240,950	444,366	464,514
Selling and general expenses	15,260	14,440	29,800	32,268
Other operating (income) / expense, net	(915)	19	(5,116)	(594)

	241,385	255,409	469,050	496,188

OPERATING INCOME	48,902	71,224	96,209	114,275
Interest expense	(12,827)	(11,889)	(25,140)	(23,013)
Interest and miscellaneous income, net	1,042	288	1,531	1,053

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	37,117	59,623	72,600	92,315
Income tax benefit (expense)	4,458	(14,834)	3,815	28,665

INCOME FROM CONTINUING OPERATIONS	41,575	44,789	76,415	120,980

DISCONTINUED OPERATIONS, NET (Note 6)
Loss on discontinued operations, net of income tax (expense) benefit of $9,863, ($88), $10,329, and ($181)	(24,699)	(1,076)	(25,080)	(1,732)

NET INCOME	16,876	43,713	51,335	119,248

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on hedged transactions, net of income tax benefit of $358, $573, $262, and $526	(229)	(367)	(410)	(822)
Foreign currency translation adjustment	(4,345)	(6,116)	(656)	(4,828)
Minimum pension liability adjustments	—	—	—	(2,496)

COMPREHENSIVE INCOME	$12,302	$37,230	$50,269	$111,102

EARNINGS (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.83	$0.90	$1.52	$2.45
Discontinued Operations	(0.49)	(0.02)	(0.50)	(0.04)

Net Income	$0.34	$0.88	$1.02	$2.41

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.81	$0.88	$1.49	$2.38
Discontinued Operations	(0.48)	(0.02)	(0.49)	(0.03)

Net Income	$0.33	$0.86	$1.00	$2.35

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,315	$84,117
Accounts receivable, less allowance for doubtful accounts of $1,470 and $1,271	88,060	87,483
Inventory
Finished goods	57,790	60,155
Work in process	7,874	7,908
Raw materials	7,538	6,863
Manufacturing and maintenance supplies	8,210	7,814

Total inventory	81,412	82,740
Timber purchase agreements	3,432	6,419
Other current assets	42,156	27,237
Assets held for sale	50,439	77,248

Total current assets	401,814	365,244

TIMBER PURCHASE AGREEMENTS	4,221	2,440
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,040,418	1,053,481
PROPERTY, PLANT AND EQUIPMENT
Land	20,226	19,989
Buildings	115,147	114,384
Machinery and equipment	1,215,009	1,198,903

Total property, plant and equipment	1,350,382	1,333,276
Less - accumulated depreciation	(971,054)	(936,161)

	379,328	397,115

OTHER ASSETS	108,684	111,407

	$1,938,664	$1,933,886

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$65,930	$72,487
Bank loans and current maturities	63,575	48,575
Accrued taxes	39,652	45,562
Accrued payroll and benefits	16,115	24,043
Accrued interest	5,633	5,093
Accrued customer incentives	8,278	9,077
Other current liabilities	29,217	20,635
Current reserves for dispositions and discontinued operations	12,711	12,126
Liabilities associated with assets held for sale	3,912	4,928

Total current liabilities	245,023	242,526

DEFERRED INCOME TAXES	38,821	46,447
LONG-TERM DEBT	623,228	610,290
NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	128,539	133,928
OTHER NON-CURRENT LIABILITIES	101,512	100,108
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 50,439,361
and 49,977,553 shares issued and outstanding	406,536	393,513
Retained earnings	390,476	401,479
Accumulated other comprehensive income	330	1,396

	797,342	796,388

	$1,934,465	$1,929,687

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Income from continuing operations	$76,415	$120,980
Non-cash items included in income:
Depreciation, depletion and amortization	71,998	75,256
Non-cash cost of real estate sales	6,003	9,245
Deferred income tax benefit	(12,584)	(44,586)
Increase in accounts receivable	(614)	(11,549)
(Increase) decrease in inventory	(2,712)	208
Decrease in accounts payable	(6,565)	(5,081)
Increase in current timber purchase agreements and other current assets	(12,811)	(547)
Increase in accrued liabilities	2,044	22,039
Increase in other non-current liabilities	3,790	2,342
Decrease (increase) in timber purchase agreements and other assets	2,770	(7,167)
Expenditures for dispositions and discontinued operations	(4,804)	(3,409)

CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	122,930	157,731

CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	965	14

INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales and retirements	(43,645)	(34,835)
Increase in restricted cash (Note 8)	(1,998)	(30,462)

CASH USED FOR INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(45,643)	(65,297)

CASH USED FOR INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	(274)	(719)

FINANCING ACTIVITIES
Issuance of debt	75,000	116,000
Repayment of debt	(46,545)	(117,545)
Dividends paid	(62,245)	(55,390)
Issuance of common shares	7,967	10,030

CASH USED FOR FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(25,823)	(46,905)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43	(179)

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	52,198	44,645
Balance, beginning of year	84,117	21,397

Balance, end of period	$136,315	$66,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$23,867	$22,529

Income taxes	$5,898	$814

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. The Statement replaces Accounting Principles Board Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. This interpretation states that the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143 refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company’s financial condition, results of operations and cash flows were not impacted by the adoption of FIN 47 in the second quarter of 2005.

In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that all stock-based compensation, including options, be expensed at fair value as of the grant date over the vesting period. Companies will be required to use an option pricing model to determine compensation expense, consistent with the model used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (i.e., Black-Scholes or Binomial). In April 2005, the SEC issued a release to amend the effective date of compliance with SFAS No. 123R to the first quarter of the first fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact on its financial condition, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the Act) includes tax relief for domestic manufacturers by providing a tax deduction of up to 9 percent (when fully phased-in) of the lesser of “qualified production activities income” (as defined by the Act) or taxable income. In conjunction with creating this new deduction, the Act phases out the current Extraterritorial Income Exclusion (EIE) over the next two years. The FSP requires that the new deduction be accounted for as a special deduction because it is based on the future performance of specific activities, including level of wages. The Company has adopted the provisions of FSP 109-1 in 2005 and expects to record a tax benefit of approximately $0.8 million greater than the 2004 benefit under the EIE.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. SFAS No.109 requires adjustment of deferred tax assets and liabilities for the effect of a change in tax rates in the period that includes the enactment date of the Act. The purpose of this FSP was to grant companies additional time to evaluate the effect of the Act on their plans for reinvestment or repatriation of foreign earnings, postpone recognition until such determination is made and to provide guidance for disclosures during reporting periods when determination has not yet been made. The FSP requires disclosure of a company’s status of its determination, its expected date of completion and a range of reasonably possible amounts considered for repatriation, including the related tax effects of doing so. The Company complied with the accounting and reporting guidance outlined in the FSP in 2004. The Company expects to complete its determination of foreign earnings to be repatriated in the third quarter of 2005. See also Note 7 - Income Taxes.

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

In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a prescription drug benefit under Medicare Part D to those employers that sponsor postretirement health care plans that provide prescription drug benefits to participants that are actuarially equivalent to Medicare Part D. This FSP provides reporting guidance for companies that have not made an actuarial determination and accounting guidance for when the determination is made. The Company adopted the provisions of FSP 106-2 in the first quarter of 2005; see Note 15—Employee Benefit Plans.

Reclassifications

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2.	SUBSEQUENT EVENT

On July 15, 2005, Rayonier entered into an agreement to sell its New Zealand forests (118,000 acres) having a book value of $112 million, for approximately $184 million (based on a New Zealand /U.S. dollar exchange rate of 0.68), and simultaneously entered into a joint venture arrangement with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management. The joint venture has also entered into an agreement to purchase 235,000 acres of New Zealand forests from Carter Holt Harvey (CHH), an Australasian forest products company, for approximately $296 million. The joint venture will use its investors’ capital investment and approximately $255 million of bank borrowings to purchase the Rayonier and CHH forestry assets. At a 49.7 percent level of investment, the sale of Rayonier’s forests will result in $67 million in cash proceeds (before cash taxes of $6 million), net of its initial investment in the joint venture, and a $28 million after-tax gain on the non-deferred portion of the sale of forests (38 percent of the total gain of $73 million). Rayonier has provided a letter of credit, in the amount of $25 million, as part of the bid process on the CHH forests purchase.

Rayonier will have an investment in the joint venture of between 40 percent and 49.7 percent, dependent upon additional third-party debt subscriptions and the joint venture’s level of debt. At a 40 percent investment level, cash proceeds will be $82 million and a $38 million after-tax gain will be recognized. Rayonier’s investment in the joint venture will be accounted for using the equity method of accounting. In addition, Rayonier will manage the joint venture. Closure of the transactions is expected in the fourth quarter of 2005.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

3.	INCOME PER COMMON SHARE

The following table provides details of the calculation of basic and diluted income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income from continuing operations	$41,575	$44,789	$76,415	$120,980
Loss from discontinued operations	(24,699)	(1,076)	(25,080)	(1,732)

Net income	$16,876	$43,713	$51,335	$119,248

Shares used for determining basic earnings per common share	50,217,948	49,557,582	50,169,207	49,449,037
Dilutive effect of:
Stock options	955,130	906,890	916,502	957,089
Contingent performance and restricted shares	434,995	427,144	433,355	427,144

Shares used for determining diluted earnings per common share	51,608,073	50,891,616	51,519,064	50,833,270

Basic earnings (loss) per common share:
Continuing operations	$0.83	$0.90	$1.52	$2.45
Discontinued operations	(0.49)	(0.02)	(0.50)	(0.04)

Net income	$0.34	$0.88	$1.02	$2.41

Diluted earnings (loss) per common share:
Continuing operations	$0.81	$0.88	$1.49	$2.38
Discontinued operations	(0.48)	(0.02)	(0.49)	(0.03)

Net income	$0.33	$0.86	$1.00	$2.35

4.	INCENTIVE STOCK PLANS

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

Pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table provides a reconciliation for the three months and six months ended June 30, 2005 and 2004 that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, Accounting for Stock Based Compensation, net of related income tax effects, and shows the reported and pro forma earnings per share amounts.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$16,876	$43,713	$51,335	$119,248
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	1,906	1,700	2,715	2,998
Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,568)	(1,659)	(3,147)	(3,370)

Pro forma net income	$17,214	$43,754	$50,903	$118,876

Earnings per share:
Basic, as reported	$0.34	$0.88	$1.02	$2.41
Basic, pro forma	$0.34	$0.88	$1.01	$2.40
Diluted, as reported	$0.33	$0.86	$1.00	$2.35
Diluted, pro forma	$0.33	$0.86	$0.99	$2.34

5.	REAL ESTATE INVESTMENT TRUST (REIT) - LEGAL AND TAX CONVERSION

The Company converted to a Real Estate Investment Trust (REIT) on January 1, 2004. The Company is generally not required to pay federal income taxes on its U.S. timber harvest operations and other REIT qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The REIT-qualifying operations are conducted primarily by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). Other non-REIT qualifying and foreign operations, which will continue to pay corporate-level income tax, have been transferred to Rayonier TRS Holdings Inc., a wholly-owned subsidiary of Rayonier Inc. Rayonier TRS Holdings Inc. and its subsidiaries are sometimes referred to collectively as the “taxable REIT subsidiaries” (TRS). These operations include the Company’s Performance Fibers, New Zealand timber, and Wood Products businesses, as well as the Company’s Higher and Better Use (HBU) real estate sales activities. REIT conversion costs totaled $5 million for the six months ended June 30, 2004.

6.	MEDIUM-DENSITY FIBERBOARD BUSINESS - HELD FOR SALE

On June 28, 2005, the Company’s Board of Directors approved a plan to sell its Medium-Density Fiberboard (MDF) business located in New Zealand. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an after-tax loss of $24.1 million to adjust the MDF assets to fair market value less cost to sell. MDF’s operating results have been segregated from continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations for all periods presented and the assets and liabilities associated with the MDF facility have been classified as “Assets Held for Sale” and “Liabilities Associated with Assets Held for Sale” in the Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004. The MDF operations and associated assets were previously reported in the Company’s Wood Products segment.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Operating results of the discontinued operation are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$11,461	$10,267	$22,851	$20,150
Operating loss, including impairment loss	$(34,562)	$(988)	$(35,409)	$(1,551)
Impairment loss, net of income tax benefit of $9,136	$(24,102)	$—	$(24,102)	$—
Net loss from discontinued operations	$(24,699)	$(1,076)	$(25,080)	$(1,732)

The Consolidated Balance Sheets include assets and liabilities of discontinued operations as follows:

	June 30, 2005	December 31, 2004
Assets
Accounts receivable, net	$3,076	$3,993
Inventory	8,156	8,202
Other current assets	6,933	(3,692)
Property and equipment, net	29,857	66,203
Other assets	2,417	2,542

Total assets held for sale	$50,439	$77,248

Liabilities
Accounts payable	2,158	3,775
Other current liabilities	1,754	1,153

Total liabilities associated with assets held for sale	$3,912	$4,928

7.	INCOME TAXES

As a REIT, if certain requirements are met, only the taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property within the REIT during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland that will be sold within the ten year built-in gain period and retained a deferred tax liability for the expected income tax on such built-in gains. All deferred tax liabilities and assets related to taxable REIT subsidiaries were retained. The remaining deferred tax liability of $78 million resulting from U.S. timberland temporary differences was reversed in the first quarter of 2004 and recorded as an income tax benefit. In addition, as a REIT, the Company can be subject to a 100 percent tax on the gain from entering into prohibited transactions. The Company believes it did not engage in any prohibited transactions during the three and six months ended June 30, 2005 and during 2004.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Under current law, the built-in gains tax from the sale of REIT property can be eliminated if sales proceeds from relinquished properties are reinvested in similar property within required time periods as outlined in Internal Revenue Code (IRC) Section 1031 regarding like-kind exchanges (LKE), so long as the replacement property is owned at least until expiration of the ten-year built-in gain period (which began on January 1, 2004) or exchanged for other property. However, this does not restrict the Company’s ability to sell timber on a pay-as-cut basis from such replacement property during the ten-year built-in gain period. During the six months ended June 30, 2005, the Company has completed LKE transactions for $6.7 million of its real estate sales which will result in tax benefits of $1.8 million, $0.9 million of which has been recognized to date. No LKE tax benefits were recorded during the first six months of 2004.

Prior to March 31, 2004, the Company did not provide for taxes on approximately $123 million of undistributed foreign earnings as it intended to reinvest such earnings overseas in the future. Following the conversion to a REIT, this strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, in 2004, the Company recognized $33.9 million of tax expense on undistributed foreign earnings that it expects will ultimately be repatriated. Since repatriation has not occurred, the tax payable fluctuates due to exchange rate changes and in the second quarter of 2005, the Company recorded a $2.5 million tax benefit which included the reversal of $1.1 million of tax expense recorded in the first quarter. The Company has not recognized tax expense of approximately $5 million related to $20 million of undistributed foreign earnings intended to remain permanently reinvested overseas.

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. In 2005, the Company may elect to repatriate qualifying earnings approximating $157 million (based on a .6955 exchange rate at June 30, 2005). The Company has started an evaluation of the effects of the Act’s provisions on repatriation; however, the Company may not be able to complete this evaluation until after Congress passes the proposed technical corrections bill related to the repatriation provisions and/or the Treasury Department provides additional clarifying language. The Company expects to complete its evaluation of the effects of the repatriation provision in the third quarter of 2005.

Prior to filing the Company’s first quarter 2005 Form 10-Q, Rayonier executed a settlement agreement with the Internal Revenue Service (IRS) regarding a disputed issue for its 1996 and 1997 taxable years. The Company reversed the final $9.5 million of a tax reserve previously established for this issue which was required to be recorded in the first quarter.

In June 2005, Rayonier reached an agreement with the IRS regarding disputed issues for its 1998 and 1999 taxable years, resulting in the reversal in the second quarter of 2005 of a $7.2 million reserve previously established for these issues. The Company expects cash refunds of approximately $3 million for tax deposits previously paid on these issues.

The Company has other matters under review by various taxing authorities, including the IRS. The Company believes its positions on these matters as well as others, including some for which a Notice of Proposed Adjustment has been received, are technically sound and its tax reserves at June 30, 2005 adequately reflect the probable resolution regarding potential adjustments by the taxing authorities. Nevertheless, it is reasonably possible that the final resolution of these matters could result in an additional tax liability of up to $8 million above established reserves.

8.	RESTRICTED CASH - LIKE-KIND EXCHANGES

The Company continues to pursue additional LKE opportunities. The proceeds from real estate sales must be deposited with a third party Section 1031 intermediary in order to qualify for LKE treatment if a suitable replacement property is acquired. As of June 30 2005, and December 31, 2004, the Company had $4.2 million and $2.2 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other Assets”.

In the event that the LKE purchases are not completed, the proceeds will be returned and reclassified as available cash after 180 days. At June 30, 2005, and December 31, 2004, the Company had $15.7 million and $3.5 million, respectively, deposited with a Section 1031 intermediary recorded in “Other Current Assets” from real estate sales that were not matched with LKE purchases, which will be reclassified to “Cash and Cash Equivalents” in the third quarter of 2005.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

9.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the six months ended June 30, 2005 and the year ended December 31, 2004 is shown below.

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
(Share and per share amounts not in thousands)

Balance, January 1, 2004	49,018,316	$364,810	$355,956	$(9,660)	$711,106
Net income			156,901		156,901
Dividends ($2.24 per share)			(111,378)		(111,378)
Issuance of shares under incentive stock plans	959,237	24,323			24,323
Unrealized loss on hedged transactions				(338)	(338)
Minimum pension liability adjustments				(217)	(217)
Tax benefit on exercise of stock options		4,380			4,380
Foreign currency translation adjustment				11,611	11,611

Balance, December 31, 2004	49,977,553	393,513	401,479	1,396	796,388
Net income			51,335		51,335
Dividends ($1.24 per share)			(62,338)		(62,338)
Issuance of shares under incentive stock plans	461,808	10,791			10,791
Unrealized loss on hedged transactions				(410)	(410)
Tax benefit on exercise of stock options		2,232			2,232
Foreign currency translation adjustment				(656)	(656)

Balance, June 30, 2005	50,439,361	$406,536	$390,476	$330	$797,342

10.	SEGMENT INFORMATION

Rayonier operates in three reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber and Real Estate, Performance Fibers and Wood Products. The Company’s remaining operations are combined and reported in a category called “Other Operations” as permitted by SFAS No. 131.

In June 2005, the Company’s MDF business was classified as held for sale and its operations are shown as discontinued operations (see Note 6, Medium-Density Fiberboard Business – Held for Sale). These operations were previously included in the Wood Products segment. The Wood Products segment amounts shown below have been restated to exclude the MDF business.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and dispositions were as follows:

	June 30, 2005	December 31, 2004
ASSETS
Timber and Real Estate	$1,147,705	$1,146,795
Performance Fibers	478,208	489,383
Wood Products	46,913	44,121
Other Operations	29,552	29,936
Corporate	176,302	136,965
Assets Held for Sale (Note 6)	50,439	77,248
Dispositions	5,346	5,239

TOTAL	$1,934,465	$1,929,687

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
SALES
Timber and Real Estate	$69,223	$89,728	$144,736	$176,091
Performance Fibers	153,283	152,407	296,227	285,333
Wood Products	36,348	34,455	66,896	62,115
Other Operations	31,504	50,315	57,790	87,220
Intersegment Eliminations	(71)	(272)	(390)	(296)

TOTAL	$290,287	$326,633	$565,259	$610,463

OPERATING INCOME (LOSS)
Timber and Real Estate	$33,792	$55,071	$72,812	$101,608
Performance Fibers	18,505	18,370	30,886	24,461
Wood Products	5,781	6,077	9,031	7,331
Other Operations	(382)	1,946	(196)	4,248
Corporate and other	(8,794)	(10,240)	(16,324)	(23,373)

TOTAL	$48,902	$71,224	$96,209	$114,275

DEPRECIATION, DEPLETION AND AMORTIZATION
Timber and Real Estate	$15,499	$17,170	$33,299	$32,320
Performance Fibers	18,653	20,509	34,635	38,722
Wood Products	1,837	2,044	3,584	3,786
Other Operations	156	139	306	266
Corporate and other	87	89	174	162

TOTAL	$36,232	$39,951	$71,998	$75,256

Operating income (loss), as stated in the preceding tables and as presented in the Condensed Consolidated Statements of Income and Comprehensive Income, is equal to Segment income (loss). The income (loss) items below “Operating income” in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest (expense) income, miscellaneous income (expense) and income tax (expense) benefit are not considered by Company management to be part of segment operations.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

11.	FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

In the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2005, gains of approximately $0.5 million and $0.8 million, respectively, were recorded on foreign currency contracts that matured, plus the time value changes for outstanding contracts. The Company recorded gains of approximately $0.4 million and $1.2 million for the three and six months ended June 30, 2004, respectively. At December 31, 2004, the Company also had an unrealized mark-to-market after tax gain of approximately $0.4 million in “Accumulated Other Comprehensive Income (Loss)” (AOCI) in the Consolidated Balance Sheet. There were no outstanding foreign currency contracts as of June 30, 2005.

Interest Rate Swap Agreements

In April 2003, RFR entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as interest expense. The swap agreement settles every June 30 and December 31, until maturity. During both the three and six months ended June 30, 2005, this swap agreement reduced the Company’s interest expense by $0.1 million. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in a liability of approximately $0.6 million and a corresponding decrease in debt at June 30, 2005.

In April 2004, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and six months ended June 30, 2005, this swap agreement reduced the Company’s interest expense by $0.1 million and $0.2 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in a liability of approximately $0.7 million and a corresponding decrease in debt at June 30, 2005.

Commodity Swap Agreements

The Company periodically enters into commodity forward contracts to fix some of its fuel oil costs at its Performance Fibers mills. The Company’s fuel oil contracts do not qualify for hedge accounting under SFAS No. 133 and instead are required to be marked-to-market. During the three and six months ended June 30, 2005, the Company’s realized gain on fuel oil forward contracts that matured was $0.9 million and $1.0 million, respectively. The realized gain recorded on fuel oil forward contracts maturing during both the three and six months ended June 30, 2004 was $0.4 million. The mark-to-market valuation of outstanding fuel oil forward contracts at June 30, 2005 and December 31, 2004 resulted in an asset of $2.0 million and a liability of $0.1 million, respectively. The mark-to-market adjustments are recorded in “Other Operating Income/Expense.”

A summary of outstanding fuel oil forward contracts as of June 30, 2005 is shown below:

Volume (barrels)	Average price per barrel	Maturity	Percentage of Estimated Consumption
115,000	$28.83	3rd quarter 2005	66%
110,000	$35.12	4th quarter 2005	51%
25,000	$38.25	1st quarter 2006	12%
25,000	$38.35	2nd quarter 2006	16%
30,000	$38.30	3rd quarter 2006	19%

During the three and six months ended June 30, 2005, the Company realized a $22 thousand gain and a $0.1 million loss on natural gas forward contracts that matured, respectively. The mark-to-market valuation of outstanding natural gas contracts at June 30, 2005 and December 31, 2004 resulted in an asset of $0.2 million and a liability of $0.2 million, respectively. The mark-to-market adjustments are recorded in “Other Operating Income/Expense.”

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Below is a summary of outstanding natural gas forward contracts as of June 30, 2005:

Volume (Decatherms)	Average price per Decatherm	Maturity	Percentage of Estimated Quarterly Consumption
175,000	$6.65	3rd quarter 2005	74%
100,000	$7.06	4th quarter 2005	35%
30,000	$7.96	1st quarter 2006	14%

12.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of June 30, 2005, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$76,948	$61,410
Guarantees (2) and (3)	130,627	125,043
Surety bonds (4)	10,633	2,070

Total	$218,208	$188,523

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2005 and 2006 and are typically rolled over as required. See also Note 2, Subsequent Event.

(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bank pursuant to the bond. The Company would have to perform under the guarantee and seek legal redress from the owner if the owner’s bank defaulted on the bond. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of June 30, 2005, two payments remained outstanding, estimated at $1.5 million per year. This guarantee expires in 2007.

In 2004, the Company sold approximately 15,000 acres of timberland in a single transaction for approximately $25 million. As payment for this property a 15-year installment note was received from the buyer, with a fixed interest rate of 5.17 percent. In addition, the buyer delivered an irrevocable letter of credit from a major banking institution that secures all payments of principal and interest under the installment note. The Company monetized the note by contributing the note and the letter of credit to a bankruptcy-remote limited liability subsidiary that meets the requirements of a qualified special purpose entity (QSPE) as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As such, the QSPE is not consolidated in the Company’s financial statements. Using the installment note and the letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes with a fixed interest rate of 5 percent and remitted cash of $22.5 million to the Company. At closing the Company had a retained interest of $2.5 million in the QSPE. In conjunction with this timberland sale and note monetization, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of the QSPE. At June 30, 2005, the Company had a liability of $43 thousand to reflect the fair market value of its obligation to perform under the make-whole agreement.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

(3)	In conjunction with the Company’s $250 million revolving credit facility, Rayonier guarantees the borrowings of RFR and TRS. Additionally, TRS guarantees the borrowings of Rayonier Inc. At June 30, 2005, TRS had $125 million of debt outstanding on the facility that is guaranteed by Rayonier.

(4)	Rayonier has issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2005 and 2006 and are renewed as required. In 1996, the Company was required to issue a bond to cover future potential closure costs for the MDF plant in New Zealand.

13.	CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the 2004 Annual Report on Form 10-K.

Legal Proceedings

The Company is involved in various legal actions, including environmental matters that are discussed more fully in Note 14-Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Between 1985 and 1995, Southern Wood Piedmont Company (SWP, a wholly owned subsidiary of the Company) sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor in Louisiana for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Department of Justice (DOJ) and the State of Louisiana, through its Department of Environmental Quality (LDEQ), in United States District Court for the Western District of Louisiana (the Court) against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that are still owned and retained by the processor. SWP, DOJ and LDEQ have been engaged in discussions regarding a settlement of this matter. On July 14, 2005 DOJ filed a motion to dismiss SWP’s Amended Complaint in Intervention in this case and, in the event the SWP’s complaint was not dismissed by the Court, DOJ filed an answer to the complaint. DOJ also asked the Court for leave to file a counterclaim against SWP and the Company, which would assert claims for cost recovery under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) in respect of the investigation and remediation of the sites owned by the third party processor. Trial in this matter is currently scheduled for November 2005. If no settlement is reached in this matter, the Company will vigorously defend itself. The Company believes that reserves at June 30, 2005 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute.

The Company received an April 22, 2005 letter from the Environmental Protection Division of the Georgia Department of Natural Resources, which identified it as a responsible party under the Georgia Hazardous Site Response Act for potential polychlorinated biphenyl (PCB) contamination allegedly originating from a third party-owned site in Jesup, Georgia. Approximately 60 other parties received similar letters. It is unclear at this time as to the nature, extent or scope of any potential contamination from the site. The Company is currently unable to estimate the amount or probability of any potential exposure.

Environmental Matters

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and CERCLA. Management closely monitors its environmental responsibilities, and similar state laws and regulations, and believes that the Company is in substantial compliance with current environmental requirements. It is the opinion of management that substantial expenditures over the next ten years will be required in the area of environmental compliance. During 2005 and 2006, Rayonier expects spending on environmental capital projects to be approximately $6 million per year, primarily related to Cluster Rule compliance as discussed below.

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

During the three and six months ended June 30, 2005, expenditures of $3.1 million and $4.8 million for monitoring and remediation activities were charged to the reserves, respectively. An analysis of activity in the reserves for dispositions and discontinued operations for the six months ended June 30, 2005 and the year ended December 31, 2004, is as follows:

	June 30, 2005	December 31, 2004
Balance, January 1	$146,054	$153,625
Expenditures charged to reserves	(4,804)	(7,801)
Additions to reserve	—	460
Reclassifications and other adjustments	—	(230)

Balance, end of period	141,250	146,054
Less: Current portion	(12,711)	(12,126)

Non-current portion	$128,539	$133,928

Rayonier has identified three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as individually material and separate disclosure was presented in the Company’s 2004 Annual Report on Form 10-K. There have not been any significant changes in these sites’ reserve requirements for the six months ended June 30, 2005, and therefore separate disclosure is not presented herein. For an analysis of the reserve activity for the two years ended December 31, 2004 and a brief description of these individually material sites, see the Company’s 2004 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites. As of June 30, 2005, this amount is estimated at $4 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, and changes in laws, regulations and administrative interpretations and in environmental remediation technology. Excluded from this estimate are two sites for which the Company is not able to determine reasonably possible additional losses. Evaluation of these sites is in preliminary stages.

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

As of June 30, 2005 and December 31, 2004, Rayonier had $8 million of receivables from insurance claims, net of reserves for uncollectibility, included in “Other Assets.” Such receivables represent the Company’s claim for reimbursements in connection with property damage settlements relating to SWP’s wood preserving and ERD discontinued operations.

In respect of such claim, on May 2, 2005 the Company was awarded $16.2 million in connection with arbitration proceedings against ITT Industries, Inc. (as successor-in-interest to Rayonier’s former parent ITT Corporation, or “ITT”) over the distribution of environmental litigation insurance recoveries. On May 3, 2005, ITT filed a petition to vacate the award in the U.S. District Court for the Southern District of New York. On July 21, 2005, the court denied ITT’s motion and confirmed the award. It is unclear whether ITT will appeal this decision, and the timing and amount of any ultimate recovery are uncertain at this time.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

15.	EMPLOYEE BENEFIT PLANS

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$1,825	$1,681	$152	$173
Interest cost	3,250	3,147	540	482
Expected return on plan assets	(3,550)	(3,441)	—	—
Amortization of prior service cost	350	392	71	77
Amortization of losses	1,125	781	264	189

Net periodic benefit cost	$3,000	$2,560	$1,027	$921

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$3,650	$3,434	$303	$346
Interest cost	6,500	6,102	1,077	964
Expected return on plan assets	(7,100)	(6,417)	—	—
Amortization of prior service cost	700	752	141	154
Amortization of losses	2,250	1,572	526	378
Amortization of transition asset	—	(1)	—	—

Net periodic benefit cost	$6,000	$5,442	$2,047	$1,842

The Company does not have any required pension plan contributions for 2005; however, discretionary contributions ranging from $11 million to $26 million are expected this year.

In the first quarter of 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plans is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As such, FASB Staff Position 106-2 was retroactively applied to the date of enactment. As a result, the Company’s 2005 net periodic postretirement medical benefits cost decreased by a de minimus amount while its accumulated projected benefit obligation decreased by $0.3 million.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Foreign currency translation adjustments	$33,114	$33,770
Unrealized gains on hedged transactions	—	410
Minimum pension liability adjustments	(32,784)	(32,784)

Total	$330	$1,396

During the six months ended June 30, 2005, the decrease in net foreign currency translation adjustments was due to the change in the New Zealand to U.S. dollar exchange rate.

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

Segment Information

Rayonier operates in three reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber and Real Estate, Performance Fibers, and Wood Products. The Timber and Real Estate segment’s strategies include buying, selling and managing timber and timberlands, as well as selling higher and better use (HBU) real estate to be used for conservation, development and large tract preservation. For presentation purposes, the Company classifies its sales activities into Timber sales and Real Estate sales. Timber sales include all activities that relate to the harvesting of timber, while Real Estate sales include the sale of all land, including those designated for HBU. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment solely includes the Company’s lumber operations (previously, the Company’s Medium Density Fiberboard (MDF) operations were included). The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

The Company has committed to a plan to sell its MDF business in New Zealand which requires discontinued operations treatment. As such, the Wood Products segment has been restated to exclude the operations and assets of MDF in all periods presented. See Note 6 – Medium-Density Fiberboard Business – Held for Sale to Condensed Consolidated Financial Statements for additional information.

Operating income (loss), as stated in the following table and as presented in the Condensed Consolidated Statements of Income and Comprehensive Income, is equal to segment income (loss). The income (loss) items below “Operating income” in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest, miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

Results of Operations, Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004.

Sales of $290 million and $565 million and operating income of $49 million and $96 million for the three and six months ended June 30, 2005, respectively, decreased over the prior year periods due primarily to the absence of a $26 million sale of timber lease rights that occurred in April 2004 and contributed $24 million in operating income to that year’s results, partly offset by improved performance fibers and timber sales and operating income in 2005. As a result, income from continuing operations, net income, and earnings per share for the three and six months ended June 30, 2005 were also below the same prior year periods. Income tax benefits from continuing operations for the three and six months ended June 30, 2005 were $4.5 million and $3.8 million compared to income tax expense of $14.8 million and an income tax benefit of $28.7 million for the three and six months ended June 30, 2004. The income tax benefit for the six months ended 2005 included $16.7 million of tax benefits from favorable IRS audit settlements while the six months ended June 30, 2004 included a net tax benefit of $49.7 million associated with two REIT conversion related items. Net income for the six months ended June 30, 2005 and 2004, excluding the $16.7 million tax benefits from favorable IRS settlements in 2005, and the $49.7 million tax benefit from the REIT conversion in 2004, was $34.6 million and $69.6 million, respectively.

Financial Information (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales
Timber and Real Estate
Timber	$54.6	$49.3	$106.5	$102.4
Real Estate	14.6	40.4	38.2	73.7

Total Timber and Real Estate	69.2	89.7	144.7	176.1

Performance Fibers
Cellulose Specialties	108.1	107.2	209.1	200.3
Absorbent Materials	45.2	45.2	87.1	85.0

Total Performance Fibers	153.3	152.4	296.2	285.3

Wood Products	36.3	34.5	66.9	62.1
Other operations	31.5	50.3	57.8	87.2
Intersegment Eliminations	—	(0.3)	(0.4)	(0.3)

Total Sales	$290.3	$326.6	$565.2	$610.4

Operating Income (Loss)
Timber and Real Estate
Timber	$23.2	$20.1	$46.8	$42.9
Real Estate	10.6	35.0	26.0	58.7

Total Timber and Real Estate	33.8	55.1	72.8	101.6

Performance Fibers	18.5	18.4	30.9	24.5
Wood Products	5.8	6.1	9.0	7.3
Other operations	(0.4)	1.9	(0.2)	4.3
Corporate and other expenses / eliminations	(8.8)	(10.3)	(16.3)	(23.4)

Total Operating Income	48.9	71.2	96.2	114.3
Interest Expense	(12.8)	(11.9)	(25.1)	(23.0)
Interest / Other Income	1.0	0.3	1.5	1.0
Income tax (expense) benefit	4.5	(14.8)	3.8	28.7

Income from Continuing Operations	41.6	44.8	76.4	121.0

Discontinued Operations, Net	(24.7)	(1.1)	(25.1)	(1.7)

Net Income	$16.9	$43.7	$51.3	$119.3

Diluted Earnings Per Share	$0.33	$0.86	$1.00	$2.35

Timber and Real Estate

Second quarter sales declined by approximately $20 million, year over year, primarily due to the absence of a major sale of timber lease rights on approximately 5,500 acres in the second quarter of 2004.

In the Northwest U.S., timber prices improved in the three and six months ended June 30, 2005 due to continued strong demand from lumber mills and lower imports of Canadian timber due to a weaker U.S. dollar. Northwest volumes decreased due to the abnormally high 2004 harvest levels resulting from the deferral of fourth quarter 2003 sales contracts as a result of term revisions the Company made in preparation for its REIT conversion on January 1, 2004. In the Southeast U.S., timber prices were relatively unchanged when compared to the prior year second quarter while volumes were higher due to the third quarter 2004 timberland acquisition of 83,000 acres in Alabama. During the six months ended June 30, 2005, volumes increased slightly, while prices were lower due to the sale of salvage timber in the early part of 2005 as a result of the major hurricanes in 2004. In New Zealand, pine prices increased during the three and six months ended June 30, 2005 due to favorable foreign exchange rates, while volumes decreased slightly.

Sales (in millions)

		Changes Attributable to:
	2004*	Price	Volume	Mix/Other*	Foreign Exchange	2005
Three months ended June 30,
Timber	$49.3	$6.1	$(1.6)	$0.2	$0.6	$54.6
Real Estate	40.4	(8.5)	8.7	(26.0)	—	14.6

Total Sales	$89.7	$(2.4)	$7.1	$(25.8)	$0.6	$69.2

Six months ended June 30,
Timber	$102.4	$10.0	$(6.9)	$0.2	$0.8	$106.5
Real Estate	73.7	(6.5)	(3.0)	(26.0)	—	38.2

Total Sales	$176.1	$3.5	$(9.9)	$(25.8)	$0.8	$144.7

Operating income for the quarter declined by $21 million due primarily to lower real estate sales offset by higher timber income primarily due to the strong prices in the Northwest U.S. The nature of real estate sales is such that year over year fluctuations may be material due to the uncertain timing of such transactions. For the six months ended June 30, operating income decreased due to the absence of the major timber lease rights sale in second quarter 2004, offset by higher timber operating income.

Operating Income (in millions)

		Changes Attributable to:
	2004*	Price	Volume	Mix/Costs*	Foreign Exchange	2005
Three months ended June 30,
Timber	$20.1	$6.7	$(1.8)	$(1.7)	$(0.1)	$23.2
Real Estate	35.0	(8.5)	8.5	(24.4)	—	10.6

Total Operating Income	$55.1	$(1.8)	$6.7	$(26.1)	$(0.1)	$33.8

Six months ended June 30,
Timber	$42.9	$10.8	$(3.6)	$(3.0)	$(0.3)	$46.8
Real Estate	58.7	(6.5)	0.5	(26.7)	—	26.0

Total Operating Income	$101.6	$4.3	$(3.1)	$(29.7)	$(0.3)	$72.8

*	2004 includes the sale of timber lease rights on approximately 5,500 acres that contributed $26 million in sales and $24 million in operating income.

See also Note 2, Subsequent Event.

Performance Fibers

Sales during the second quarter 2005 were relatively unchanged compared to the prior year; however, for the six months ended June 30, sales improved 4 percent as a result of increased prices in both cellulose specialties and absorbent materials product lines.

Cellulose Specialties prices increased three percent in both the three and six months ended June 30, 2005, compared to the same periods in 2004 primarily as a result of strong market demand for acetate pulp. Second quarter 2005 volume decreased while year to date volumes improved due to the strong acetate market and production efficiencies realized at both the Fernandina Beach, FL and Jesup, GA mills.

Absorbent Materials prices increased eight percent in both the three and six months ended June 30, 2005. These increases were primarily a result of strong fluff pulp market conditions that continued from the first quarter. Volumes declined in the second quarter and six months ended 2005 primarily as a result of lower production at the Jesup, GA mill in an effort to increase production of higher value Cellulose Specialties.

Sales (in millions)

		Changes Attributable to:
	2004	Price	Volume	Mix/Other	2005
Three months ended June 30,
Cellulose Specialties	$107.2	$2.9	$(2.0)	$—	$108.1
Absorbent Materials	45.2	3.0	(3.0)	—	45.2

Total Sales	$152.4	$5.9	$(5.0)	$—	$153.3

Six months ended June 30,
Cellulose Specialties	$200.3	$5.2	$3.6	$—	$209.1
Absorbent Materials	85.0	6.1	(4.0)	—	87.1

Total Sales	$285.3	$11.3	$(0.4)	$—	$296.2

Operating income was relatively unchanged in the second quarter 2005 compared to prior year; however, operating income for the six month period improved primarily due to higher prices slightly offset by increased caustic and energy costs.

Operating Income (in millions)

		Changes Attributable to:
	2004	Price	Volume	Mix /Other	Costs	2005
Three months ended June 30,

Total Operating Income	$18.4	$5.9	$(0.6)	$0.7	$(5.9)	$18.5

Six months ended June 30,

Total Operating Income	$24.5	$11.3	$0.4	$1.3	$(6.6)	$30.9

Wood Products

The Company has committed to a plan to sell its MDF business in New Zealand which requires disclosure as a discontinued operation. As such, the Wood Products segment has been restated to exclude the operations and assets of MDF in all periods presented. See Note 6 – Medium-Density Fiberboard Business – Held for Sale to Condensed Consolidated Financial Statements for additional information.

Lumber sales increased 5 percent and 8 percent during the three and six months ended June 30, 2005, respectively, due to higher prices as strong demand from the housing market and reduced Canadian imports resulting from the weaker U.S. dollar and continuing trade tariffs. Volumes remained relatively unchanged during the second quarter and six months ended June 30, 2005.

Sales (in millions)

		Changes Attributable to:
	2004	Price	Volume	Mix / Other	2005
Three months ended June 30,

Total Sales	$34.5	$2.2	$(0.1)	$(0.3)	$36.3

Six months ended June 30,

Total Sales	$62.1	$5.5	$(0.1)	$(0.6)	$66.9

Operating income was relatively unchanged during the second quarter as higher lumber prices were offset by increased wood and conversion costs. For the six months ended, operating income increased as higher prices more than offset the increase in wood costs.

Operating Income (in millions)

		Changes Attributable to:
	2004	Price	Mix/Other	Costs	2005
Three months ended June 30,

Total Operating Income	$6.1	$2.2	$(0.8)	$(1.7)	$5.8

Six months ended June 30,

Total Operating Income	$7.3	$5.5	$(0.9)	$(2.9)	$9.0

Other Operations

Sales for the second quarter and six months ended 2005 declined primarily due to weaker trading activity and lower coal extractions. Other operating income decreased in both the second quarter and six months ended June 30, 2005 due to lower trading margins and coal income.

Corporate and Other Expenses / Eliminations

Corporate and other expenses of $8.8 million in the second quarter of 2005 decreased $1.5 million from the prior year quarter. The decrease is primarily due to lower incentive compensation costs of approximately $1.1 million and reduced legal fees of approximately $0.4 million. For the six months ended June 30, 2005, corporate and other expenses of $16.3 million were $7.1 million below prior year principally due to the absence of REIT conversion costs.

Other Income / Expense

Interest expense of $12.8 million in the second quarter of 2005 was $0.9 million above the comparable prior year period due to increased short term borrowings at the TRS from the purchase of real estate from RFR, and higher interest rates. For the six months ended June 30, interest expense was $25.1 million, $2.1 million above the comparable prior year period due to higher debt levels and interest rates.

Interest and miscellaneous income of $1.0 million in the second quarter of 2005 was $0.7 million above prior year, while the year to date amount was $0.5 million higher due to increased interest income.

Provision for Income Taxes from Continuing Operations

The effective tax rates for the second quarter and first six months of 2005, before discrete items, decreased from 27.6 percent to 14.1 percent, and from 24.5 percent to 15.7 percent, respectively, compared to the prior year periods. The decreased rates were the result of increased tax benefits from REIT income, lower taxes on foreign operations due to foreign exchange translation and higher state tax benefits, partially offset by reduced tax benefits from U. S. export sales.

The Company’s overall net tax benefit of $3.8 million for the first six months of 2005 included the following three discrete adjustments:

i.	favorable IRS audit settlements ($9.5 million first quarter benefit, $7.2 million second quarter benefit),

ii.	the recognition of non-realizable New Zealand tax credits on U.S. withholding tax for prior years’ intercompany note interest ($2.9 million first quarter expense), and

iii.	the effect of foreign exchange rate changes on U.S. tax on undistributed foreign earnings ($1.1 million first quarter expense, $2.5 million second quarter benefit).

In the first six months of 2004, the Company’s overall tax benefit of $28.7 million included the following three discrete adjustments:

i.	a reversal of deferred taxes resulting from the REIT conversion (a $77.9 million benefit),

ii.	a related change in business strategy regarding repatriation of foreign earnings (a $28.2 million expense), and

iii.	the effect of foreign exchange rate changes on U.S. tax on undistributed foreign earnings (a $1.6 million benefit).

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with becoming a REIT, under which the Company’s U.S. timberland operations are not subject to federal income taxes if applicable distribution, income, asset and shareholder tests are met, as well as LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($4.7 million in the quarter) and corporate overhead expenses associated with REIT activities ($2.9 million in the quarter). The net tax benefit from REIT activities was $7.3 million compared to $7.7 million in the second quarter of 2004. The Company’s net tax benefit from REIT activities for the six months ended June 30, 2005 and 2004 was $13.0 million and $12.8 million, respectively. During the second quarter of 2005 the Company completed a $6.7 million like-kind exchange (LKE) which resulted in a tax benefit of $1.8 million, $0.9 million of which was recognized during the six months ended June 30, 2005. No LKE tax benefits were recorded during the six months ended June 30, 2004.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and six months ended June 30 (millions of dollars):

	Three months ended June 30,
	2005	%	2004	%
Income tax provision from continuing operations at U.S. statutory rate	$(13.0)	(35.0)	$(20.9)	(35.0)
State and local income taxes, net of federal benefit	(0.1)	(0.3)	(1.0)	(1.7)
REIT income not subject to federal tax	7.3	19.7	7.7	12.9
Foreign operations, primarily rate differentials	0.4	1.1	(3.2)	(5.5)
Tax benefit on U.S. export sales	0.5	1.3	1.1	1.9
Permanent differences	0.1	0.2	0.3	0.5
Tax credits and other, net	(0.4)	(1.1)	(0.4)	(0.7)

Income tax provision from continuing operations before discrete items	(5.2)	(14.1)	(16.4)	(27.6)
Tax benefit from IRS audit settlement	7.2	19.4	—	—
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	2.5	6.7	1.6	2.8

Income tax benefit/(provision) from continuing operations as reported	$4.5	12.0	$(14.8)	(24.8)

	Six months ended June 30,
	2005	%	2004	%
Income tax provision from continuing operations at U. S. statutory rate	$(25.4)	(35.0)	$(32.3)	(35.0)
State and local income taxes, net of federal benefit	(0.5)	(0.7)	(1.4)	(1.5)
REIT income not subject to federal tax	13.0	18.0	12.8	13.9
Foreign operations, primarily rate differentials	0.5	0.7	(2.9)	(3.0)
Tax benefit on U.S. export sales	1.1	1.5	1.6	1.7
Permanent differences	0.3	0.3	0.5	0.4
Tax credits and other, net	(0.4)	(0.5)	(0.9)	(1.0)

Income tax provision from continuing operations before discrete items	(11.4)	(15.7)	(22.6)	(24.5)
Tax benefits from IRS audit settlements	16.7	23.0	—	—
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	1.4	1.9	1.6	1.7
Non-realizability of New Zealand tax credits on U.S. withholding tax for prior years’ intercompany note interest	(2.9)	(4.0)	—	—
Reversal of deferred tax liability-REIT conversion	—	—	77.9	84.4
U.S. tax on prior undistributed foreign earnings	—	—	(28.2)	(30.5)

Income tax benefit from continuing operations as reported	$3.8	5.2	$28.7	31.1

Discontinued Operations

In June 2005, the Company’s Board of Directors authorized the sale of its MDF business located in New Zealand. The MDF operations qualify for separate discontinued operations treatment in the Company’s Consolidated Financial Statements. The Company had a net loss of $24.7 million or $0.48 per share from discontinued operations in the second quarter of 2005. This consisted of a net loss from operations of $0.6 million and a net loss of $24.1 million on the write down of MDF’s assets to net realizable value. For the six months ended June 30, 2005, the net loss from discontinued operations was $25.1 million or $0.49 per share.

A reconciliation of the income tax provision for discontinued operations at the U. S. statutory rate to the reported provision for income taxes follows:

	Three months ended June 30,
	2005	%	2004	%
Income tax benefit from discontinued operations at U. S. statutory rate	$12.1	35.0	$0.3	35.0
State and local income taxes, net of federal benefit	0.4	1.2	—	—
Permanent differences related to foreign exchange rate changes	(2.6)	(7.7)	(0.4)	(43.9)

Income tax benefit (provision) from discontinued operations as reported	$9.9	28.5	$(0.1)	(8.9)

	Six months ended June 30,
	2005	%	2004	%
Income tax benefit from discontinued operations at U. S. statutory rate	$12.4	35.0	$0.5	35.0
State and local income taxes, net of federal benefit	0.4	1.2	—	—
Permanent differences related to foreign exchange rate changes	(2.5)	(7.0)	(0.7)	(46.7)

Income tax benefit (provision) from discontinued operations as reported	$10.3	29.2	$(0.2)	(11.7)

Outlook

The Company’s third quarter 2005 income from continuing operations is expected to be comparable to second quarter, excluding the tax benefit of $7.2 million (from an IRS audit settlement), due to significantly improved real estate earnings partly offset by lower results in performance fibers due to higher costs and reduced foreign exchange related tax benefits. Earnings are expected to well exceed third quarter 2004 primarily due to stronger U.S. timber prices and real estate results.

Liquidity and Capital Resources

Cash Flow

Cash flow provided by operating activities of $123 million for the first six months of 2005 was $35 million below the prior year period, primarily due to lower operating income and higher working capital requirements. Cash provided by operating activities was used to provide capital expenditures of $44 million and to pay dividends of $62 million, while also contributing to the June 30, 2005 ending cash balance by approximately $52 million when compared to year end. Cash used for investing activities for the six months of 2005 decreased $19 million to $46 million compared to the prior year period. The decrease was primarily due to lower restricted cash (held for possible LKE land acquisitions) partly offset by increased capital expenditures. Cash used for financing activities for the six months of 2005 decreased $21 million to $26 million compared to the prior year period. The Company’s cash dividend increased $7 million during the first six months of 2005, while short term borrowings in the TRS increased $30 million due to intercompany activity. Proceeds from the exercise of stock options decreased $2 million in the first six months of 2005 to $8 million compared to $10 million in 2004. The Company had $136 million of cash and cash equivalents at June 30, 2005, consisting of marketable securities with maturities at date of acquisition of 90 days or less, compared to $84 million at December 31, 2004.

At June 30, 2005, debt was $687 million, $28 million above the December 31, 2004 balance. The debt-to-capital ratio at June 30, 2005 weakened slightly to 46.3 percent from 45.3 percent at December 31, 2004, primarily due to the increase in short term borrowings during the first six months of 2005.

There were no pension contributions made during the first six months of 2005 compared to a $10 million discretionary contribution made in June 2004. The Company anticipates making discretionary payments ranging from $11 million to $26 million before year-end. While no assurances can be given, dividends for the fourth quarter of 2005 are expected to remain at the third quarter level of $0.62 cents per share, which was 10.7 percent above the prior year quarterly dividend. Pre-tax spending for environmental costs in 2005 is expected to be approximately $12 million. Capital expenditures for 2005, excluding any significant acquisition opportunities, are expected to total $96 million.

In July 2005, the Company entered into a consortium, led by RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management, that will purchase Rayonier’s New Zealand forest assets for approximately $184 million and certain Carter Holt Harvey forest assets for $296 million. The Company plans to invest between $101 million and $117 million in the consortium, resulting in net cash proceeds ranging from $67 million to $83 million. The sale and investment are expected to take place in the fourth quarter of 2005. See also Note 2 - Subsequent Event.

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

EBITDA and Adjusted CAD have been restated to exclude the discontinued operations of New Zealand’s MDF business for all periods presented.

EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. For the three and six months ended June 30, 2005, EBITDA was $86.2 million and $169.7 million, $25.2 million and $20.9 million below the prior year periods, respectively. The decrease in EBITDA for both periods was primarily due to higher operating income during 2004 from higher real estate closings in the first half of the year.

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,
	2005	2004
Cash Provided by Operating Activities of Continuing Operations	$47.5	$74.5
Non-cash cost basis of real estate sold	(2.0)	(1.3)
Income tax (expense) benefit	(4.5)	14.8
Interest expense	12.8	12.0
Working capital increase	21.0	15.8
Other balance sheet changes	11.4	(4.4)

EBITDA	$86.2	$111.4

	Six Months Ended June 30,
	2005	2004
Cash Provided by Operating Activities of Continuing Operations	$122.9	$157.7
Non-cash cost basis of real estate sold	(6.0)	(9.2)
Income tax (expense) benefit	(3.8)	(28.7)
Interest expense	25.1	23.1
Working capital increase (decrease)	20.1	(7.8)
Other balance sheet changes	11.4	55.5

EBITDA	$169.7	$190.6

A non-cash expense critical to the economics of our Timber and Real Estate business is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the three and six months ended June 30, 2005 totaled $88.2 million and $175.7 million, respectively.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing like-kind exchange benefits). The Company defines Cash Available for Distribution (CAD) as Cash Provided by Operating Activities of Continuing Operations less capital spending, the tax benefit on the exercise of stock options, the tax benefits associated with certain strategic acquisitions and the change in committed cash. Committed cash represents outstanding checks that have been drawn on the Company’s zero balance bank accounts but have not been paid. In compliance with recent Securities and Exchange Commission requirements for non-GAAP measures, the Company also reduces CAD by mandatory debt repayments resulting in the Company’s measure entitled “Adjusted CAD.”

Adjusted CAD for the six months ended June 30, 2005, was $92.1 million, $22.4 million favorable to the prior year period. The increase is due to the lower mandatory debt repayments ($50 million), the release of restricted cash ($12.0 million) (see Note 8 - Restricted Cash—Like-Kind Exchanges) and the change in committed cash ($5.5 million) offset by lower cash provided by operating activities of continuing operations ($34.8 million) and higher capital spending ($8.9 million). The Adjusted Cash Available for Distribution generated in the current period is not necessarily indicative of amounts that may be generated in future periods.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Adjusted CAD for the six months ended June 30:

	Six Months Ended June 30,
	2005	2004
Cash provided by Operating Activities of Continuing Operations	$122.9	$157.7
Capital spending, net	(43.7)	(34.8)
Change in committed cash	5.5	—
LKE tax benefits	(0.9)	—
Release of restricted cash*	12.0	—
Tax benefit on exercise of stock options	(2.2)	(1.7)

Cash Available for Distribution	93.6	121.2
Mandatory debt repayments**	(1.5)	(51.5)

Adjusted Cash Available for Distribution	$92.1	$69.7

*	Released July 19, 2005.
**	The mandatory repayments in 2004 included $50 million of debt that matured during the period and was refinanced through the Company’s bank facility. No discretionary debt repayments were made in the first six months of 2005 or 2004.

Liquidity Facilities

In connection with the $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. In addition, there are covenant requirements in effect for Rayonier Forest Resources, L.P. (RFR) on the ratio of cash flow available for fixed charges to fixed charges. At June 30, 2005, the Company had available borrowings of $125 million under the revolving credit facility.

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

The covenants listed below are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect for Rayonier as of June 30, 2005 were as follows:

	Covenant Requirement	Actual ratio at June 30, 2005	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	6.28 to 1	3.78
Total debt to Covenant EBITDA should not exceed	4.00 to 1	2.25 to 1	1.75
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	5.72 to 1	3.22
Dividends paid should not exceed 90 percent of Covenant FFO	90%	45%	45%

The Company is currently in compliance with all of its financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the Company’s RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of approximately $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. At June 30, 2005 the amount of excess proceeds was approximately $31 million.

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

At June 30, 2005, the Company has $247 million available under its $500 million shelf registration filed with the Securities and Exchange Commission in 2003. As authorized by the Company’s Board of Directors, an acquisition shelf registration on Form S-4 covering 7,000,000 common shares was declared effective on May 10, 2004.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

The Company’s guarantee for the annual payment of the New Zealand Crown Forest licenses has two years remaining since the May 2005 payment was made. With the exception of the $30 million increase in intercompany guarantees (Rayonier guarantees the TRS’ third party debt) on the revolving credit facility, no other material changes to the Company’s guarantees or financial instruments such as letters of credit and surety bonds occurred during the first six months of 2005. See Note 12 - Guarantees, for details on the outstanding letters of credit, surety bonds and total guarantees outstanding as of June 30, 2005.

Segment EBITDA

EBITDA (defined above) is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and six months ended June 30, 2005 and 2004 was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EBITDA *
Timber and Real Estate	$50.0	$72.5	$106.9	$134.5
Performance Fibers	37.2	39.1	65.6	63.6
Wood Products	7.5	8.1	12.5	11.1
Other Operations	(0.2)	2.2	0.1	4.5
Corporate and other	(8.3)	(10.5)	(15.4)	(23.1)

Total	$86.2	$111.4	$169.7	$190.6

*	Item 5(a) provides a reconciliation of Cash Provided by Operating Activities of Continuing Operations by segment to EBITDA by segment for the three and six month periods presented above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including changes in foreign exchange rates, interest rates and commodity prices. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading or speculative purposes. See Note 11 - Financial Instruments included in the Notes to the Condensed Consolidated Financial Statements.

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

Most of Rayonier’s revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk in its New Zealand operation related to foreign currency pricing and costs and periodically enters into foreign currency forward contracts to hedge the risks of foreign currency fluctuations. At June 30, 2005, there were no outstanding foreign currency contracts to purchase New Zealand dollars.

The fair market value of the Company’s long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost effectively place the debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At June 30, 2005, the Company had two interest rate swap agreements both maturing in 2007 that resulted in a liability with a fair market value of $1.3 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The Company periodically enters into commodity forward contracts to fix some of its fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil and natural gas prices. The Company does not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. The Company’s natural gas and fuel oil contracts do not qualify for hedge accounting and as such mark-to-market adjustments are recorded in “Other Operating

(Income) Expense, net.” See Note 11 - Financial Instruments for outstanding forward contracts at June 30, 2005 as well as gains and losses recognized from such contracts.

For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2004 Annual Report on Form 10-K.

Safe Harbor

Comments relating to anticipated demand, pricing, earnings, tax planning opportunities and rates, and real estate sales and development opportunities are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: the ability of the Company, and the New Zealand joint venture in which it participates, to fulfill the conditions necessary to complete the transactions described in this report, including, without limitation, receipt of approval of the New Zealand Overseas Investment Commission, and the ability of the Company to effectuate a sale of its MDF business on acceptable terms. In addition, future results could be affected by changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for or supply of cellulose specialties, absorbent materials, timber, wood products or real estate and entry of new competitors into these markets; adverse weather conditions affecting production; timber availability and sales, or distribution; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of real estate sale transactions; changes in law or policy that might limit or restrict the development of real estate, particularly in the southeastern U.S.; the ability of the Company to identify and complete timberland and higher-value real estate acquisitions; the Company’s ability to satisfy complex rules in order to qualify as a REIT; the availability of tax deductions and the ability of the Company to complete tax-efficient exchanges of real estate; and implementation or revision of governmental policies and regulations affecting the environment, endangered species, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see the Company’s most recent Form 10-K on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that its objectives are achieved.

Based on an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q by the Company’s management, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of disclosure controls were effective as of June 30, 2005.

There were no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Notes 13 and 14 of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 19, 2005 (the “Annual Meeting”). At that meeting, four directors were elected as follows:

	Votes For	Votes Withheld
Directors of Class II, Terms Expire in 2008
James H. Hance, Jr.	44,999,507	962,314
Paul G. Kirk, Jr.	45,326,226	635,594
Carl S. Sloane	45,349,521	612,299
Director of Class III, Term Expires in 2006
Richard D. Kincaid	45,538,712	423,109

The following directors’ terms of office also continued after the Annual Meeting: Rand V. Araskog, Ronald M. Gross, Thomas I. Morgan, W. Lee Nutter, Katherine D. Ortega and Ronald Townsend.

Abstentions and broker non-votes, as well as votes withheld, were not counted for or against a nominee.

Item 5(a).	Selected Supplemental Financial Data

	Three Months Ended			Six Months Ended
	June 30, 2005	June 30, 2004		June 30, 2005	June 30, 2004
Timber and Real Estate
Sales volume - Timber
Northwest U.S., in millions of board feet	69	81		145	169
Southeast U.S., in thousands of short green tons	1,206	1,140		2,427	2,389
New Zealand, in thousands of metric tons	143	158		237	264

Timber sales volume -
Intercompany
Southeast U.S., in thousands of short green tons	2	21		23	21
New Zealand, in thousands of metric tons	1	—		2	—

Acres sold	6,185	10,831	*	16,934	27,881	*

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	113	115		220	216
Absorbent materials, in thousands of metric tons	69	75		136	143
Production as a percent of capacity	102.8%	99.8%		102.6%	98.9%

Wood Products
Lumber sales volume, in millions of board feet	90	91		173	174

*	Includes 5,487 acres associated with a Northeast Florida sale ($26 million) in which we had timber lease rights.

Item 5(a).	Selected Supplemental Financial Data (millions of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Geographical Data (Non-U.S.)
Sales
New Zealand	$14.1	$14.1	$23.0	$24.0
Other	2.8	9.4	5.5	15.4

Total	$16.9	$23.5	$28.5	$39.4

Operating income (loss)
New Zealand	$0.8	$1.4	$1.5	$1.8
Other	(0.5)	(0.5)	(0.6)	(1.0)

Total	$0.3	$0.9	$0.9	$0.8

Timber
Sales
Northwest U.S.	$26.0	$22.0	$52.3	$46.2
Southeast U.S.	21.6	20.6	42.5	44.1
New Zealand	6.9	6.7	11.6	12.1

Total	$54.5	$49.3	$106.4	$102.4

Operating income
Northwest U.S.	$16.0	$11.9	$32.4	$25.8
Southeast U.S.	5.8	6.2	12.2	14.5
New Zealand	1.3	2.0	2.2	2.6

Total	$23.1	$20.1	$46.8	$42.9

Item 5(a).	Selected Supplemental Financial Data (millions of dollars)

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

	Timber and Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended June 30, 2005
Cash provided by operating activities of continuing operations	$37.6	$28.8	$6.9	$2.5	$(28.3)	$47.5
Less: Non-cash cost basis of real estate sold	(1.7)	—	—	(0.3)	—	(2.0)
Income tax benefit	—	—	—	—	(4.5)	(4.5)
Add: Interest expense	—	—	—	—	12.8	12.8
Working capital increases (decreases)	9.4	8.3	0.7	(2.0)	4.6	21.0
Other balance sheet changes	4.7	0.1	(0.1)	(0.4)	7.1	11.4

EBITDA	$50.0	$37.2	$7.5	$(0.2)	$(8.3)	$86.2

Three Months Ended June 30, 2004
Cash provided by operating activities from continuing operations	$80.0	$30.6	$7.6	$(0.6)	$(43.1)	$74.5
Less: Non-cash cost basis of real estate sold	(1.1)	—	—	(0.2)	—	(1.3)
Add: Income tax expense	—	—	—	—	14.8	14.8
Interest expense	—	—	—	—	12.0	12.0
Working capital increases (decreases)	(3.6)	8.3	0.5	3.2	7.4	15.8
Other balance sheet changes	(2.8)	0.2	—	(0.2)	(1.6)	(4.4)

EBITDA	$72.5	$39.1	$8.1	$2.2	$(10.5)	$111.4

Six Months Ended June 30, 2005
Cash provided by operating activities from continuing operations	$110.0	$54.6	$8.5	$(1.2)	$(49.0)	122.9
Less: Non-cash cost basis of real estate sold	(5.7)	—	—	(0.3)	—	(6.0)
Income tax benefit	—	—	—	—	(3.8)	(3.8)
Add: Interest expense	—	—	—	—	25.1	25.1
Working capital increases (decreases)	0.9	11.0	4.1	0.1	4.0	20.1
Other balance sheet changes	1.7	—	(0.1)	1.5	8.3	11.4

EBITDA	$106.9	$65.6	$12.5	$0.1	$(15.4)	$169.7

Six Months Ended June 30, 2004
Cash provided by operating activities from continuing operations	$154.0	$46.3	$8.8	$6.0	$(57.4)	$157.7
Less: Non-cash cost basis of real estate sold	(9.0)	—	—	(0.2)	—	(9.2)
Income tax benefit	—	—	—	—	(28.7)	(28.7)
Add: Interest expense	—	—	—	—	23.1	23.1
Working capital increases (decreases)	(11.4)	15.9	2.3	(0.6)	(14.0)	(7.8)
Other balance sheet changes	0.9	1.4	—	(0.7)	53.9 (a)	55.5

EBITDA	$134.5	$63.6	$11.1	$4.5	$(23.1)	$190.6

(a)	Includes reversal of deferred taxes not required after REIT conversion partly offset by additional taxes for repatriation of foreign earnings.

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index

(b)	Reports on Form 8-K:

1)	On April 26, 2005, Rayonier filed a report on Form 8-K to announce first quarter 2005 earnings.

2)	On May 9, 2005, Rayonier filed a report on Form 8-K to announce that on May 2, 2005 the Company was awarded $16.2 million in connection with arbitration proceedings against ITT Industries, Inc. over the distribution of environmental litigation insurance recoveries.

3)	On May 24, 2005, Rayonier filed a report on Form 8-K to announce that Gordon I. Ulmer retired from the Company’s Board of Directors in accordance with the Board’s mandatory retirement age policy.

4)	On May 25, 2005, Rayonier filed a report on Form 8-K to announce that the Company formed a real estate company, TerraPointe LLC, to maximize the value of the Company’s HBU properties.

5)	On July 20, 2005, Rayonier filed a report on Form 8-K that provides details on New Zealand forests sale/investment, exit from MDF business, and other items. (Subsequent event)

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Vice President and Corporate Controller

July 26, 2005

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	None

3.2	By-laws	None

4	Instruments defining the rights of security holders, including indentures.	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission.

10.38	Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Bank AG (Sydney Branch), Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests	Filed herewith

10.39	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Filed herewith

11	Statement re: computation of per share earnings	Not required to be filed

12	Statement re: computation of ratios	Filed herewith

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

19	Report furnished to security holders	None

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	None

24	Power of attorney	None

31	Certifications	Filed herewith

32	Certification of periodic financial reports under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith