Form 10-Q/A
period 2005-06-30
RAYONIER INC
filed 2005-07-27
CIK 52827

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

FORM 10-Q/A

Rayonier Inc. is amending its June 30, 2005 quarterly report on Form 10-Q to correct an inadvertent error made during the Edgarization process resulting in an incorrect asset total for June 30, 2005 and an incorrect liabilities and shareholder’s equity total for December 31, 2004.

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

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,315	$84,117
Accounts receivable, less allowance for doubtful accounts of $1,470 and $1,271	88,060	87,483
Inventory
Finished goods	57,790	60,155
Work in process	7,874	7,908
Raw materials	7,538	6,863
Manufacturing and maintenance supplies	8,210	7,814

Total inventory	81,412	82,740
Timber purchase agreements	3,432	6,419
Other current assets	42,156	27,237
Assets held for sale	50,439	81,447

Total current assets	401,814	369,443

TIMBER PURCHASE AGREEMENTS	4,221	2,440
TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,040,418	1,053,481
PROPERTY, PLANT AND EQUIPMENT
Land	20,226	19,989
Buildings	115,147	114,384
Machinery and equipment	1,215,009	1,198,903

Total property, plant and equipment	1,350,382	1,333,276
Less - accumulated depreciation	(971,054)	(936,161)

	379,328	397,115

OTHER ASSETS	108,684	111,407

	$1,934,465	$1,933,886

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$65,930	$72,487
Bank loans and current maturities	63,575	48,575
Accrued taxes	39,652	45,562
Accrued payroll and benefits	16,115	24,043
Accrued interest	5,633	5,093
Accrued customer incentives	8,278	9,077
Other current liabilities	29,217	20,635
Current reserves for dispositions and discontinued operations	12,711	12,126
Liabilities associated with assets held for sale	3,912	9,127

Total current liabilities	245,023	246,725

DEFERRED INCOME TAXES	38,821	46,447
LONG-TERM DEBT	623,228	610,290
NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	128,539	133,928
OTHER NON-CURRENT LIABILITIES	101,512	100,108
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 50,439,361
and 49,977,553 shares issued and outstanding	406,536	393,513
Retained earnings	390,476	401,479
Accumulated other comprehensive income	330	1,396

	797,342	796,388

	$1,934,465	$1,933,886

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Operating results of the discontinued operation are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$11,461	$10,267	$22,851	$20,150
Operating loss, including impairment loss	$(34,562)	$(988)	$(35,409)	$(1,551)
Impairment loss, net of income tax benefit of $9,136	$(24,102)	$—	$(24,102)	$—
Net loss from discontinued operations	$(24,699)	$(1,076)	$(25,080)	$(1,732)

The Consolidated Balance Sheets include assets and liabilities of discontinued operations as follows:

	June 30, 2005	December 31, 2004
Assets
Accounts receivable, net	$3,076	$3,993
Inventory	8,156	8,202
Other current assets	6,933	507
Property and equipment, net	29,857	66,203
Other assets	2,417	2,542

Total assets held for sale	$50,439	$81,447

Liabilities
Accounts payable	2,158	3,775
Other current liabilities	1,754	5,352

Total liabilities associated with assets held for sale	$3,912	$9,127

7.	INCOME TAXES

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and dispositions were as follows:

	June 30, 2005	December 31, 2004
ASSETS
Timber and Real Estate	$1,147,705	$1,146,795
Performance Fibers	478,208	489,383
Wood Products	46,913	44,121
Other Operations	29,552	29,936
Corporate	176,302	136,965
Assets Held for Sale (Note 6)	50,439	81,447
Dispositions	5,346	5,239

TOTAL	$1,934,465	$1,933,886

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
SALES
Timber and Real Estate	$69,223	$89,728	$144,736	$176,091
Performance Fibers	153,283	152,407	296,227	285,333
Wood Products	36,348	34,455	66,896	62,115
Other Operations	31,504	50,315	57,790	87,220
Intersegment Eliminations	(71)	(272)	(390)	(296)

TOTAL	$290,287	$326,633	$565,259	$610,463

OPERATING INCOME (LOSS)
Timber and Real Estate	$33,792	$55,071	$72,812	$101,608
Performance Fibers	18,505	18,370	30,886	24,461
Wood Products	5,781	6,077	9,031	7,331
Other Operations	(382)	1,946	(196)	4,248
Corporate and other	(8,794)	(10,240)	(16,324)	(23,373)

TOTAL	$48,902	$71,224	$96,209	$114,275

DEPRECIATION, DEPLETION AND AMORTIZATION
Timber and Real Estate	$15,499	$17,170	$33,299	$32,320
Performance Fibers	18,653	20,509	34,635	38,722
Wood Products	1,837	2,044	3,584	3,786
Other Operations	156	139	306	266
Corporate and other	87	89	174	162

TOTAL	$36,232	$39,951	$71,998	$75,256

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

Item 4. Controls and Procedures

Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q/A, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that its objectives are achieved.

Based on an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q/A by the Company’s management, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of disclosure controls were effective as of June 30, 2005.

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
Hans E. Vanden Noort
Vice President and Corporate Controller

July 27, 2005

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	None

3.2	By-laws	None

4	Instruments defining the rights of security holders, including indentures.	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission.

10.38	Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Bank AG (Sydney Branch), Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests	Incorporated by reference to Exhibit 10.38 to the Registrant’s June 30, 2005 Form 10-Q.

10.39	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant’s June 30, 2005 Form 10-Q.

11	Statement re: computation of per share earnings	Not required to be filed

12	Statement re: computation of ratios	Incorporated by reference to Exhibit 12 to the Registrant’s June 30, 2005 Form 10-Q.

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

19	Report furnished to security holders	None

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	None

24	Power of attorney	None

31	Certifications	Filed herewith

32	Certification of periodic financial reports under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith