Form 10-Q
period 2005-09-30
RAYONIER INC
filed 2005-10-27
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 21, 2005 there were outstanding 75,852,209 Common Shares of the Registrant.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
SALES	$299,536	$267,853	$864,795	$878,315

Costs and Expenses
Cost of sales	237,739	224,621	682,105	689,135
Selling and general expenses	16,932	12,621	46,732	44,888
Other operating (income) / expense, net	(6,090)	(1,555)	(11,206)	(2,149)

	248,581	235,687	717,631	731,874

OPERATING INCOME	50,955	32,166	147,164	146,441
Interest expense	(9,772)	(11,597)	(34,912)	(34,611)
Interest and miscellaneous income, net	11,875	737	13,405	1,790

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	53,058	21,306	125,657	113,620
Income tax benefit	21,837	3,774	25,652	32,439

INCOME FROM CONTINUING OPERATIONS	74,895	25,080	151,309	146,059

DISCONTINUED OPERATIONS, NET (Note 8)
Income (loss) on discontinued operations, net of income tax benefit (expense) of $130, $14, $10,459, and ($166)	123	(955)	(24,956)	(2,687)

NET INCOME	75,018	24,125	126,353	143,372

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on hedged transactions, net of income tax benefit (expense) of ($147), $231, and $315	—	262	(410)	(560)
Foreign currency translation adjustment	(5,366)	6,551	(6,021)	1,722
Minimum pension liability adjustments	—	—	—	(2,496)

COMPREHENSIVE INCOME	$69,652	$30,938	$119,922	$142,038

EARNINGS (LOSS) PER COMMON SHARE (Note 2)
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.99	$0.34	$2.00	$1.96
Discontinued Operations	—	(0.01)	(0.33)	(0.04)

Net Income	$0.99	$0.33	$1.67	$1.92

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.96	$0.33	$1.95	$1.90
Discontinued Operations	—	(0.01)	(0.32)	(0.03)

Net Income	$0.96	$0.32	$1.63	$1.87

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$109,584	$84,117
Accounts receivable, less allowance for doubtful accounts of $1,503 and $1,271	101,413	87,483
Inventory
Finished goods	61,212	60,155
Work in process	7,191	7,908
Raw Materials	7,278	6,863
Manufacturing and maintenance supplies	7,948	7,814

Total inventory	83,629	82,740
Timber purchase agreements	2,423	6,419
Other current assets	44,595	27,237
Assets of discontinued operations (Note 8)	—	81,447

Total current assets	341,644	369,443

TIMBER PURCHASE AGREEMENTS	4,202	2,440

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,035,366	1,053,481

PROPERTY, PLANT AND EQUIPMENT
Land	19,950	19,989
Buildings	117,300	114,384
Machinery and equipment	1,215,181	1,198,903

Total property, plant and equipment	1,352,431	1,333,276
Less - accumulated depreciation	(986,696)	(936,161)

	365,735	397,115

OTHER ASSETS	109,400	111,407

	$1,856,347	$1,933,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$56,566	$72,487
Dividends payable	35,653	—
Bank loans and current maturities	33,605	48,575
Accrued taxes	43,462	45,562
Accrued payroll and benefits	21,990	24,043
Accrued interest	12,853	5,093
Accrued customer incentives	7,582	9,077
Other current liabilities	34,381	20,635
Current reserves for dispositions and discontinued operations	13,241	12,126
Liabilities associated with discontinued operations	—	9,127

Total current liabilities	259,333	246,725

DEFERRED INCOME TAXES (Note 5)	5,093	46,447

LONG-TERM DEBT	556,247	610,290

NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	126,175	133,928

OTHER NON-CURRENT LIABILITIES	102,282	100,108

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 75,858,366 and 74,966,330 shares issued and outstanding	413,760	393,513
Retained earnings	398,492	401,479
Accumulated other comprehensive income	(5,035)	1,396

	807,217	796,388

	$1,856,347	$1,933,886

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Income from continuing operations	$151,309	$146,059
Non-cash items included in income:
Depreciation, depletion and amortization	109,195	110,399
Non-cash cost of real estate sales	10,384	9,956
Deferred income tax benefit	(33,977)	(46,799)
(Increase) decrease in accounts receivable	(14,292)	446
Increase in inventory	(8,759)	(8,590)
Decrease in accounts payable	(15,920)	(4,616)
Decrease (increase) in current timber purchase agreements and other current assets	2,764	(5,800)
Increase in accrued liabilities	6,285	43,764
Increase in other non-current liabilities	6,565	6,216
Increase in timber purchase agreements and other assets	(867)	(13,799)
Expenditures for dispositions and discontinued operations	(6,638)	(4,869)

CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	206,049	232,367

CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	7,895	1,735

INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales and retirements	(51,455)	(52,668)
Increase in restricted cash (Note 6)	(13,520)	—
Purchase of timberlands	(12,890)	(89,264)

CASH USED FOR INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(77,865)	(141,932)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	39,467	(908)

FINANCING ACTIVITIES
Issuance of debt	95,000	116,000
Repayment of debt	(162,803)	(118,772)
Dividends paid	(93,546)	(83,263)
Issuance of common shares	11,334	14,669

CASH USED FOR FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(150,015)	(71,366)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(64)	257

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	25,467	20,153
Balance, beginning of year	84,117	21,397

Balance, end of period	$109,584	$41,550

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$25,936	$23,189

Income taxes	$17,166	$1,542

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. The Statement replaces Accounting Principles Board Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine the period specific or cumulative effect of the change. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that all stock-based compensation, including options, be expensed at fair value as of the grant date over the vesting period. Companies will be required to use an option pricing model (i.e., Black-Scholes or Binomial) to determine compensation expense, consistent with the model used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. In April 2005, the SEC issued a release to amend the effective date of compliance with SFAS No. 123R to the first quarter of the first fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact on its financial condition, results of operations and cash flows.

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

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. SFAS No.109 requires adjustment of deferred tax assets and liabilities for the effect of a change in tax rates in the period that includes the enactment date of the Act. The purpose of this FSP was to grant companies additional time to evaluate the effect of the Act on their plans for reinvestment or repatriation of foreign earnings, postpone recognition until such determination is made and to provide guidance for disclosures during reporting periods when determination has not yet been made. The FSP requires disclosure of a company’s status of its determination, its expected date of completion and a range of reasonably possible amounts considered for repatriation, including the related tax effects of doing so. The Company complied with the reporting guidance outlined in the FSP in 2004 and completed its determination of foreign earnings to be repatriated in the third quarter of 2005. See Note 5 - Income Taxes.

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

In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a prescription drug benefit under Medicare Part D to those employers that sponsor postretirement health care plans that provide prescription drug benefits to participants that are actuarially equivalent to Medicare Part D. This FSP provides reporting guidance for companies that have not made an actuarial determination and accounting guidance for when the determination is made. The Company adopted the provisions of FSP 106-2 in the first quarter of 2005; see Note 14 - Employee Benefit Plans.

Reclassifications

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. INCOME PER COMMON SHARE

On September 14, 2005, the Company announced that its board of directors approved a three-for-two stock split in the form of a stock dividend. The additional shares were distributed on October 17, 2005 to shareholders of record on October 3, 2005. Under the requirements of SFAS No. 148, Earnings Per Share, the Company has reflected the impact of the stock split for all periods presented in the following table which provides details of the calculation of basic and diluted income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income from continuing operations	$74,895	$25,080	$151,309	$146,059
Income (loss) from discontinued operations	123	(955)	(24,956)	(2,687)

Net income	$75,018	$24,125	$126,353	$143,372

Shares used for determining basic earnings per common share	75,658,512	74,580,075	75,390,193	74,309,063
Dilutive effect of:
Stock options	1,362,131	1,464,356	1,376,305	1,451,271
Contingent performance and restricted shares	732,522	640,716	724,225	640,716

Shares used for determining diluted earnings per common share	77,753,165	76,685,147	77,490,723	76,401,050

Basic earnings (loss) per common share:
Continuing operations	$0.99	$0.34	$2.00	$1.96
Discontinued operations	—	(0.01)	(0.33)	(0.04)

Net income	$0.99	$0.33	$1.67	$1.92

Diluted earnings (loss) per common share:
Continuing operations	$0.96	$0.33	$1.95	$1.90
Discontinued operations	—	(0.01)	(0.32)	(0.03)

Net income	$0.96	$0.32	$1.63	$1.87

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

3. INCENTIVE STOCK PLANS

The Company accounts for stock based compensation using the intrinsic value-based method under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock Plan and Management Bonus Plan (the 2004 Plan). The 2004 Plan provides for 2.5 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations.

Pursuant to the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table provides a reconciliation for the three and nine months ended September 30, 2005 and 2004 that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, Accounting for Stock Based Compensation, net of related income tax effects, and shows the reported and pro forma earnings per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$75,018	$24,125	$126,353	$143,372

Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	3,056	1,367	5,771	4,365

Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(2,347)	(1,655)	(5,493)	(5,025)

Pro forma net income	$75,727	$23,837	$126,631	$142,712

Earnings per share *
Basic, as reported	$0.99	$0.33	$1.67	$1.92
Basic, pro forma	$1.00	$0.32	$1.68	$1.92

Diluted, as reported	$0.96	$0.32	$1.63	$1.87
Diluted, pro forma	$0.97	$0.31	$1.63	$1.87

*	Earnings per share amounts reflect the three-for-two stock split on October 17, 2005.

4. REAL ESTATE INVESTMENT TRUST (REIT) - LEGAL AND TAX CONVERSION

The Company converted to a Real Estate Investment Trust (REIT) on January 1, 2004. The Company is generally not required to pay federal income taxes on its U.S. timber harvest operations and other REIT qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The REIT qualifying operations are conducted primarily by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). Other non-REIT qualifying and foreign operations, which will continue to pay corporate-level income tax, have been transferred to Rayonier TRS Holdings Inc., a wholly-owned subsidiary of Rayonier Inc. Rayonier TRS Holdings Inc. and its subsidiaries are sometimes referred to collectively as the “taxable REIT subsidiaries” (TRS). These operations include the Company’s Performance Fibers, New Zealand timber, and Wood Products businesses, as well as the Company’s Higher and Better Use (HBU) real estate sales activities. REIT conversion costs totaled $5 million and were recorded as selling and general expenses for the nine months ended September 30, 2004.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The Company sold its New Zealand timber assets in October 2005 and entered into a joint venture (JV) that includes Rayonier’s forest assets as well as Carter Holt Harvey, an Australasian forest products company, timberlands. The activities of the JV are REIT qualifying and the Company will generally not be required to pay federal income taxes on its proportionate income. See Note 16 – Subsequent Event for additional information regarding the JV formation.

5. INCOME TAXES

General REIT Requirements

As a REIT, if certain requirements are met, only the taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on property held upon REIT conversion at January 1, 2004) on taxable sales of such property by the REIT during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland (and other assets) that will be sold within the ten year built-in gain period and retained a deferred tax liability for the expected income tax on such built-in gains. All deferred tax liabilities and assets related to the taxable REIT subsidiaries were retained. The remaining deferred tax liability of $78 million resulting primarily from U.S. timberland temporary differences was reversed in the first quarter of 2004 and recorded as an income tax benefit.

As a REIT, the Company can be subject to a 100 percent tax on the gain from entering into “prohibited transactions.” The Company believes it did not engage in any prohibited transactions during the three and nine months ended September 30, 2005 and during 2004.

Built-In Gains Tax

Under current law, the built-in gains tax from the sale of timberlands (REIT property) can be deferred and eliminated if sales proceeds from relinquished properties are reinvested in similar property within the requirements of Internal Revenue Code (IRC) Section 1031 regarding like-kind exchanges (LKE), so long as the replacement property is owned at least until expiration of the ten-year built-in gain period (which began on January 1, 2004). However, this does not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the ten-year built-in gain period. During the nine months ended September 30, 2005, the Company has completed LKE transactions for $9.5 million of its timberland real estate sales which will result in tax benefits of $2.7 million, $2.0 million of which has been recognized to date. During the first nine months of 2004, the Company completed an $89 million LKE transaction, which resulted in a tax benefit of $11 million, $10 million of which was recognized in the first nine months of September 30, 2004.

Undistributed Foreign Earnings

Prior to March 31, 2004, the Company did not provide for U.S. taxes on undistributed foreign earnings including approximately $123 million of undistributed foreign earnings it intended to permanently reinvest overseas. Following the Company’s conversion to a REIT, this strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, during 2004, the Company recognized $33.9 million of tax expense on undistributed foreign earnings that it expected to ultimately repatriate. On October 22, 2004, the American Jobs Creation Act (the Act) was signed into law. The Act included a deduction of 85 percent of certain foreign earnings that are repatriated. During the third quarter of 2005 the Company completed its evaluation of the effects of the repatriation provision and finalized its plan to repatriate qualifying earnings approximating $154 million (based on a .6927 exchange rate for the New Zealand dollar at October 3, 2005) pursuant to the Act. Prior to filing the Company’s third quarter 2005 Form 10-Q, the repatriation of such earnings was completed and accordingly a $25.8 million tax benefit was recognized during the third quarter representing the reversal of tax expense previously recorded related to such foreign earnings. The Company has not recognized tax expense related to undistributed foreign earnings it still intends to permanently reinvest overseas. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practical at this time, but is not considered material.

Tax Audits

Prior to filing the first quarter 2005 Form 10-Q, Rayonier executed a settlement agreement with the Internal Revenue Service (IRS) regarding a disputed issue for its 1996 and 1997 taxable years. The Company reversed the final $9.5 million of federal tax reserves previously established for this issue in the first quarter of 2005. The Company reversed the final $1.7 million of state tax reserves previously established for this issue in the third quarter of 2005 upon the filing of amended state tax returns reflecting the IRS settlement.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In June 2005, Rayonier reached an agreement with the IRS regarding disputed audit issues for its 1998 and 1999 taxable years, resulting in the second quarter reversal of a $7.2 million liability previously established for these issues. The Company executed the settlement agreement in respect of these matters during the third quarter of 2005. The Company expects to receive cash refunds of approximately $3 million for tax deposits previously paid on the disputed issues.

In August 2005, the IRS completed its field examination of taxable years 2000, 2001 and 2002. Rayonier reached an agreement with the IRS regarding certain disputed issues for those years, resulting in the reversal in the third quarter of 2005 of a $3.3 million reserve previously established for these issues. The Company has appealed the IRS’ findings for “unagreed” issues and cannot predict the ultimate outcome and resolution of the disputed items at this time.

The Company has other matters under review by various taxing authorities, including the IRS items noted above. The Company believes its positions on these matters as well as others, including the unagreed issues, are technically sound and its tax reserves at September 30, 2005 adequately reflect the probable resolution of these items. Nevertheless, it is reasonably possible that the final resolution of these matters could result in an additional tax liability of up to $5 million above established reserves.

As a result of lower than expected interest payments due on the IRS settlements discussed herein, the Company reversed approximately $3.0 million in interest reserves in the third quarter of 2005. In addition, the Company recorded $2.4 million of interest income relating to these settlements.

Provision for Income Taxes from Continuing Operations

The effective tax rates, before discrete items, increased from a benefit of 18.7 percent in the third quarter of 2004, to a provision of 10.6 percent in the third quarter of 2005. The rate increased due to lower LKE tax benefits, lower state tax benefits and higher taxes on foreign operations due to foreign exchange translation. In the nine months ended September 30, 2005, the effective tax rate decreased slightly from a provision of 16.3 percent to a provision of 13.9 percent primarily due to lower taxes on foreign operations.

The Company’s overall net tax benefit of $25.7 million for the first nine months of 2005 included the following discrete adjustments:

i.	the recognition of non-realizable New Zealand tax credits on U.S. withholding tax for prior years’ intercompany note interest ($2.9 million first quarter expense),

ii.	favorable IRS audit settlements, including the adjustment of accrued interest expense/income ($9.5 million first quarter benefit, $7.2 million second quarter benefit, and $3.1 million third quarter benefit),

iii.	the effect of foreign exchange rate changes on U.S. tax on undistributed foreign earnings ($1.1 million first quarter expense, $2.5 million second quarter benefit, and $0.2 million third quarter benefit),

iv.	a U. S. tax benefit on repatriation of foreign earnings ($25.8 million third quarter benefit), and

v.	tax expense on a favorable arbitration award ($3.0 million third quarter expense).

In the first nine months of 2004, the Company’s overall tax benefit of $32.4 million included the following discrete adjustments:

i.	a reversal of deferred taxes resulting from the REIT conversion ($77.9 million first quarter benefit),

ii.	a related change in business strategy regarding repatriation of foreign earnings ($28.2 million first quarter expense), and

iii.	return to accrual adjustments ($1.4 million third quarter benefit).

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT, under which the Company’s U.S. timberland operations are not subject to income taxes if applicable distribution, income, asset and shareholder tests are met, and LKE transactions. The net tax benefit from REIT activities was $7.2 million compared to $8.0 million in the third quarter of 2004. The Company’s net tax benefit from REIT activities for the nine months ended September 30, 2005 and 2004 was $20.1 million and $20.8 million, respectively. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($14.8 million) and corporate overhead expenses associated with REIT activities ($9.9 million). During the first nine months of 2005, the Company completed $9.5 million of LKE transactions which resulted in a tax benefit of $2.7 million, $2.0 million of which was recognized in the first nine months of September 30, 2005. During the first nine months of 2004, the Company completed an $89 million LKE transaction, which resulted in a tax benefit of $11 million, $10 million of which was recognized in the first nine months of September 30, 2004.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The following tables reconcile the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and nine months ended September 30 (millions of dollars):

	Three months ended September 30,
	2005	%		2004	%
Income tax provision from continuing operations at U.S. statutory rate	$(18.6)	(35.0)		$(7.4)	(35.0)
State and local income taxes, net of federal benefit	(0.3)	(0.7)		0.8	3.8
REIT income not subject to federal tax	7.2	13.6		8.0	37.6
Foreign operations*	1.2	2.2		2.5	11.7
Tax benefit on U.S. export sales	0.9	1.7		0.5	2.3
Permanent differences	0.3	0.6		(0.1)	(0.4)
Discrete items included in pretax income	4.9	6.5	**	—	—
Tax credits and other, net	0.2	0.5		(0.3)	(1.3)

Income tax (provision) benefit from continuing operations before discrete items	$(4.2)	(10.6)		$4.0	18.7

Favorable IRS audit settlements, including interest	3.1	6.9	**	—	—
Tax on favorable arbitration award	(3.0)	(3.9	) **	—	—
U.S. tax benefit on repatriation of foreign earnings	25.8	48.6		—	—
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	0.2	0.4		(1.6)	(7.6)
Return to accrual adjustments	(0.1)	(0.2)		1.4	6.6

Income tax benefit from continuing operations as reported	$21.8	41.2		$3.8	17.7

*	Primarily from foreign exchange and rate differentials.
**	Adjusted for change in pre-tax income due to discrete items.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Nine months ended September 30,
	2005	%	2004	%
Income tax provision from continuing operations at U. S. statutory rate	$(44.0)	(35.0)	$(39.8)	(35.0)
State and local income taxes, net of federal benefit	(0.8)	(0.6)	(0.6)	(0.5)
REIT income not subject to federal tax	20.1	16.0	20.8	18.3
Foreign operations*	1.7	1.4	0.2	0.2
Tax benefit on U.S. export sales	2.0	1.6	2.1	1.8
Permanent differences	0.6	0.5	(0.3)	(0.3)
Discrete items included in pretax income	4.9	2.2 **	—	—
Tax credits and other, net	—	—	(1.1)	(0.8)

Income tax provision from continuing operations before discrete items	$(15.5)	(13.9)	$(18.7)	(16.3)

Favorable IRS audit settlements, including interest	19.8	16.4 **	—	—
Tax on favorable arbitration award	(3.0)	(1.4)**	—	—
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	1.6	1.3	—	—
U.S. tax benefit on repatriation of foreign earnings	25.8	20.5	—	—
Non-realizability of New Zealand tax credits on U.S. withholding tax for prior years’ intercompany note interest	(2.9)	(2.4)	—	—
Reversal of deferred tax liability-REIT conversion	—	—	77.9	68.6
U.S. tax on prior undistributed foreign earnings	—	—	(28.2)	(24.8)
Return to accrual adjustments	(0.1)	(0.1)	1.4	1.2

Income tax benefit from continuing operations as reported	$25.7	20.4	$32.4	28.7

*	Primarily from foreign exchange and rate differentials.
**	Adjusted for change in pre-tax income due to discrete items.

Provision for Income Taxes from Discontinued Operations

On June 28, 2005, the Board of Directors approved a plan to sell its Medium-Density Fiberboard (MDF) business located in New Zealand and on August 28, 2005, the Company completed the sale. The Company received approximately $40 million from Dongwha Hong Kong International Limited for the MDF business which resulted in an insignificant gain in the third quarter of 2005. The Company had net income of $0.1 million and a net loss of $1.0 million from discontinued operations during the three months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, the Company recorded losses of $25 million and $2.7 million, respectively. The 2005 loss included a $24.1 million after-tax loss on the write down of MDF’s assets to net realizable value. See Note 8 - Sale of Medium-Density Fiberboard Business, for additional information.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

A reconciliation of the income tax provision for discontinued operations at the U. S. statutory rate to the reported provision for income taxes follows:

	Three months ended September 30,
	2005	%		2004	%
Income tax benefit from discontinued operations at U. S. statutory rate	$—	—		$0.3	35.0
Permanent differences related to foreign exchange rate changes	0.1	N/M	*	(0.3)	(35.0)

Income tax benefit from discontinued operations as reported	$0.1	N/M	*	$—	—

*	N/M = Not Meaningful

	Nine months ended September 30,
	2005	%	2004	%
Income tax benefit from discontinued operations at U. S. statutory rate	$12.4	35.0	$1.0	35.0
State and local income taxes, net of federal benefit	0.4	1.2	—	—
Permanent differences related to foreign exchange rate changes	(2.4)	(6.7)	(1.2)	(41.6)

Income tax benefit (provision) from discontinued operations as reported	$10.4	29.5	$(0.2)	(6.6)

6. RESTRICTED CASH

The Company continues to pursue additional opportunities for like-kind exchanges of real estate under Section 1031 of the Internal Revenue Code. The proceeds from real estate sales must be deposited with a third party intermediary in order to qualify for LKE treatment if a suitable replacement property is acquired. As of September 30, 2005 and December 31, 2004, the Company had $1.8 million and $2.2 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other Assets” which were deposited with an LKE intermediary. In the event that the LKE purchases are not completed, the proceeds will be returned to the Company and reclassified as available cash after 180 days. At December 31, 2004, the Company had $3.5 million deposited with an intermediary recorded in “Other Current Assets” from real estate sales not matched with LKE purchases, which was returned to Rayonier in January 2005.

At September 30, 2005, the Company had $17.5 million deposited with the Bank of New Zealand as security for a line of credit provided by the Bank of New Zealand in connection with the joint venture’s purchase of New Zealand forests owned by Carter Holt Harvey (See Note 16 - Subsequent Event). The $17.5 million deposit was recorded in Other Current Assets at September 30, 2005, and was returned to the Company in October 2005.

7. SHAREHOLDERS’ EQUITY

On September 14, 2005, the Company announced that its board of directors approved a three-for-two stock split in the form of a stock dividend and declared a 13.7 percent increase in the fourth quarter 2005 cash dividend to $0.47 per share on a post-split basis. The additional shares were distributed on October 17, 2005 to shareholders of record on October 3, 2005. The Company paid $0.4 million to settle fractional shares that resulted from the stock split. The fourth quarter dividend will be paid on December 30, 2005, to shareholders of record on December 9, 2005. The impact of the stock split for common shares is reflected for all periods presented in the following table.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

An analysis of shareholders’ equity for the nine months ended September 30, 2005 and the year ended December 31, 2004 is shown below.

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
(Share and per share amounts not in thousands)	Shares	Amount

Balance, January 1, 2004	73,527,474	$364,810	$355,956	$(9,660)	$711,106
Net income			156,901		156,901
Dividends ($1.49 per share)			(111,378)		(111,378)
Issuance of shares under incentive stock plans	1,438,856	24,323			24,323
Unrealized loss on hedged transactions				(338)	(338)
Minimum pension liability adjustments				(217)	(217)
Tax benefit on exercise of stock options		4,380			4,380
Foreign currency translation adjustment				11,611	11,611

Balance, December 31, 2004	74,966,330	393,513	401,479	1,396	796,388

Net income			126,353		126,353
Dividends ($1.24 per share)			(129,340)		(129,340)
Issuance of shares under incentive stock plans	892,036	17,013			17,013
Unrealized loss on hedged transactions				(410)	(410)
Tax benefit on exercise of stock options		3,234			3,234
Foreign currency translation adjustment				(6,021)	(6,021)

Balance, September 30, 2005	75,858,366	$413,760	$398,492	$(5,035)	$807,217

8. SALE OF MEDIUM-DENSITY FIBERBOARD BUSINESS

On June 28, 2005, the Board of Directors approved a plan to sell the Company’s Medium-Density Fiberboard (MDF) business located in New Zealand and on August 28, 2005, the Company completed the sale. The Company received approximately $40 million from Dongwha Hong Kong International Limited for the MDF business which resulted in an insignificant gain in the third quarter of 2005. Prior to the sale, in the second quarter of 2005, an after-tax loss of $24.1 million was recorded to adjust the MDF assets to fair market value. The operations of MDF qualify as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The operating results of MDF have been segregated from continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented and the assets and liabilities associated with the MDF facility have been classified as “Assets of Discontinued Operations” and “Liabilities Associated with Discontinued Operations” in the Condensed Consolidated Balance Sheet at December 31, 2004. The MDF operations and associated assets were previously reported in the Company’s Wood Products segment.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Operating results of the discontinued operation are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$9,022	$11,027	$31,873	$31,177
Operating loss, including impairment loss	$(6)	$(969)	$(35,415)	$(2,520)
Impairment loss, net of income tax benefit of $9,136	$—	$—	$(24,102)	$—
Loss from sale of discontinued operations	$(27)	$—	$(27)	$—
Net income (loss) from discontinued operations	$123	$(955)	$(24,956)	$(2,687)

The Consolidated Balance Sheet included assets and liabilities of discontinued operations as follows:

December 31, 2004
Assets
Accounts receivable, net	$3,993
Inventory	8,202
Other current assets	507
Property and equipment, net	66,203
Other assets	2,542

Total assets of discontinued operations	$81,447

Liabilities
Accounts payable	$3,775
Other current liabilities	5,352

Total liabilities associated with discontinued operations	$9,127

9. SEGMENT INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Prior to the third quarter of 2005, Rayonier operated in three reportable business segments: Timber and Real Estate, Performance Fibers, and Wood Products. The Timber and Real Estate segment’s strategies included buying, selling and managing timber and timberlands, as well as selling higher and better use (HBU) real estate to be used for conservation, development and large tract preservation. The Company announced that it had formed a real estate company, TerraPointe, LLC, to maximize the value of its HBU properties. Under the new structure, the real estate operations are considered a separate operating and reportable business segment as defined by SFAS No. 131.

As such, Rayonier now operates in the four reportable business segments noted above. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for HBU. In the future, the real estate segment may include revenue generated from land with entitlements and infrastructure improvements, some of which may be in joint ventures with developers. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

The Company is currently in the process of determining separate balance sheet information for the Timber and Real Estate segments. The depletion expense in the Real Estate segment is the allocation of the cost of standing timber sold in connection with the sale of the respective land parcels.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In August 2005, the Company sold its MDF business and the operations are shown as discontinued operations (see Note 8 - Sale of Medium-Density Fiberboard Business). These operations were previously included in the Wood Products segment. The Wood Products segment amounts shown below have been restated to exclude the MDF business.

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and dispositions were as follows:

	September 30, 2005	December 31, 2004
ASSETS
Timber and Real Estate	$1,155,410	$1,146,795
Performance Fibers	485,570	489,383
Wood Products	40,908	44,121
Other Operations	27,169	29,936
Corporate	142,047	136,965
Discontinued Operations	—	81,447
Dispositions	5,243	5,239

TOTAL	$1,856,347	$1,933,886

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
SALES
Timber	$45,410	$39,184	$151,869	$141,597
Real Estate	27,651	7,282	65,928	80,959
Performance Fibers	159,095	142,644	455,322	427,976
Wood Products	35,546	33,214	102,442	95,329
Other Operations	32,154	45,766	89,944	132,987
Intersegment Eliminations	(320)	(237)	(710)	(533)

TOTAL	$299,536	$267,853	$864,795	$878,315

OPERATING INCOME (LOSS)
Timber	$16,419	$12,558	$63,239	$55,481
Real Estate	21,785	4,929	47,777	63,614
Performance Fibers	15,623	16,722	46,508	41,183
Wood Products	4,554	4,961	13,584	12,293
Other Operations	595	709	401	4,956
Corporate and other	(8,021)	(7,713)	(24,345)	(31,086)

TOTAL	$50,955	$32,166	$147,164	$146,441

DEPRECIATION, DEPLETION AND AMORTIZATION
Timber	$14,608	$11,692	$44,474	$40,755
Real Estate	973	351	4,406	3,608
Performance Fibers	19,566	20,196	54,201	58,919
Wood Products	1,809	2,666	5,393	6,452
Other Operations	151	143	458	408
Corporate and other	90	96	263	257

TOTAL	$37,197	$35,144	$109,195	$110,399

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

10. FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

In conjunction with the repatriation of foreign earnings plan, (see Note 5 - Income Taxes) the qualifying earnings of Rayonier International Financial Services Limited (RIFSL), a wholly owned subsidiary of Rayonier, were repatriated on August 12, 2005 and October 5, 2005. RIFSL received a $227.8 million New Zealand dollar (NZD) payment on an intercompany note denominated in New Zealand dollars in October 2005. The Company recorded a $2.4 million gain from revaluing the intercompany note to the month-end NZD/USD foreign exchange rate in “Interest and miscellaneous income, net”. In order to minimize the economic exposure from foreign exchange rates, RIFSL entered into a foreign currency forward to hedge the conversion of New Zealand dollars to U.S. dollars. At September 30, 2005 the Company had an unrealized mark-to-market loss of approximately $2.5 million recorded in “Interest and miscellaneous income, net” on this forward currency contract.

The Company entered into forward currency contracts to hedge the New Zealand dollar denominated operating expenses of its Medium-Density Fiberboard Business which was sold on August 28, 2005 (see Note 8 – Sale of Medium-Density Fiberboard Business). For the nine months ended September 30, 2005, the Company recorded a gain of approximately $0.8 million on foreign currency contracts that matured, plus the time value changes for outstanding contracts. For the three and nine months ended September 30, 2004, the Company recorded gains of approximately $0.1 million and $1.3 million, respectively. With the exception of the contract discussed in the previous paragraph, there were no outstanding foreign currency forwards at September 30, 2005. At December 31, 2004, the Company had an unrealized mark-to-market after tax gain of $0.4 million in “Accumulated Other Comprehensive Income (Loss)” (AOCI) in the Consolidated Balance Sheet.

Interest Rate Swap Agreements

In April 2003, RFR entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and nine months ended September 30, 2005, this swap agreement increased the Company’s interest expense by $0.1 million and reduced the Company’s interest expense by $44 thousand, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at September 30, 2005 resulted in a liability of approximately $1.0 million and a corresponding decrease in debt.

In April 2004, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and nine months ended September 30, 2005, this swap agreement increased the Company’s interest expense by an insignificant amount and decreased the Company’s interest expense by $0.1 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at September 30, 2005 resulted in a liability of approximately $1.0 million and a corresponding decrease in debt.

Commodity Swap Agreements

The Company enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The Company’s commodity forward contracts do not qualify for hedge accounting under SFAS No. 133 and instead are required to be marked-to-market.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

During the three and nine months ended September 30, 2005, the Company’s realized gain on fuel oil forward contracts that matured was $1.1 million and $2.1 million, respectively, compared to a loss of $0.1 million and a gain of $0.4 million, respectively, during the prior year periods. The mark-to-market valuation of outstanding fuel oil forward contracts at September 30, 2005 and December 31, 2004 resulted in an asset of $2.7 million and a liability of $0.1 million, respectively. The mark-to-market adjustments are recorded in “Other Operating Income/Expense.”

A summary of outstanding fuel oil forward contracts as of September 30, 2005 is shown below:

Volume (barrels)	Average price per barrel	Maturity	Percentage of Estimated Consumption
135,000	$36.20	4th quarter 2005	62%
55,000	$40.70	1st quarter 2006	26%
50,000	$40.88	2nd quarter 2006	32%
55,000	$40.78	3rd quarter 2006	35%

During the three and nine months ended September 30, 2005, the Company realized gains of $0.3 million and $0.2 million, respectively on natural gas forward contracts that matured. The mark-to-market valuation of outstanding natural gas contracts at September 30, 2005 and December 31, 2004 resulted in an asset of $1.0 million and a liability of $0.2 million, respectively. The mark-to-market adjustments are recorded in “Other Operating Income/Expense.”

Below is a summary of outstanding natural gas forward contracts as of September 30, 2005:

Volume (Decatherms)	Average price per Decatherm	Maturity	Percentage of Estimated Quarterly Consumption
100,000	$7.06	4th quarter 2005	35%
60,000	$9.01	1st quarter 2006	27%
30,000	$8.41	2nd quarter 2006	19%
30,000	$8.42	3rd quarter 2006	15%
30,000	$8.80	4th quarter 2006	11%

11. GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of September 30, 2005, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$76,948	$61,410
Guarantees (2) and (3)	35,565	30,043
Surety bonds (4)	9,204	1,942

Total	$121,717	$93,395

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2005 and 2006 and are typically rolled over as required.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

(2)	In conjunction with the sale of the New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bank pursuant to the bond. The Company would have to perform under the guarantee and seek legal redress from the owner if the owner’s bank defaulted on the bond. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of September 30, 2005, two payments remained outstanding, estimated at $1.5 million per year. This guarantee expires in 2007.

In 2004, the Company sold approximately 15,000 acres of timberland in a single transaction for approximately $25 million. As payment for this property a 15-year installment note was received from the buyer, with a fixed interest rate of 5.17 percent. In addition, the buyer delivered an irrevocable letter of credit from a major banking institution that secures all payments of principal and interest under the installment note. The Company monetized the note by contributing the note and the letter of credit to a bankruptcy-remote limited liability subsidiary that meets the requirements of a qualified special purpose entity (QSPE) as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As such, the QSPE is not consolidated in the Company’s financial statements. Using the installment note and the letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes with a fixed interest rate of 5 percent and remitted cash of $22.5 million to the Company. At closing, the Company had a retained interest of $2.5 million in the QSPE. In conjunction with this timberland sale and note monetization, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of the QSPE. At September 30, 2005, the Company had a liability of $43 thousand to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)	In conjunction with the Company’s $250 million revolving credit facility, Rayonier guarantees the borrowings of RFR and TRS. Additionally, TRS guarantees the borrowings of Rayonier Inc. At September 30, 2005, TRS had $30 million of debt outstanding on the facility that is guaranteed by Rayonier and is included in its consolidated financial statements.

(4)	Rayonier has issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2005 and 2006 and are renewed as required.

12. CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the 2004 Annual Report on Form 10-K.

Legal Proceedings

The Company is involved in various legal actions, including environmental matters that are discussed more fully in Note 13-Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company’s consolidated financial position or results of operations.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Between 1985 and 1995, Southern Wood Piedmont Company (SWP, a wholly owned subsidiary of the Company) sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor in Louisiana for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Department of Justice (DOJ) and the State of Louisiana, through its Department of Environmental Quality (LDEQ), in United States District Court for the Western District of Louisiana (the Court) against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that are still owned and retained by the processor. SWP, DOJ and LDEQ have been engaged in discussions regarding a settlement of this matter. On July 14, 2005 DOJ filed a motion to dismiss SWP’s Amended Complaint in Intervention in this case and, in the event the SWP complaint was not dismissed by the Court, DOJ filed an answer to the complaint. DOJ also asked the Court for leave to file a counterclaim against SWP and the Company, which would assert claims for cost recovery under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) in respect of the investigation and remediation of the sites owned by the third party processor. Trial in this matter is currently scheduled for December 2005; however, it is likely to be postponed for several months due to the effects of Hurricane Katrina on the court system in Louisiana and the ongoing settlement discussions. If no settlement is reached in this matter, the Company will vigorously defend itself. The Company believes that reserves at September 30, 2005 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute.

The Company received an April 22, 2005 letter from the Environmental Protection Division of the Georgia Department of Natural Resources (EPD), which identified it as a responsible party under the Georgia Hazardous Site Response Act for potential polychlorinated biphenyl (PCB) contamination allegedly originating from a third party-owned site in Jesup, Georgia. Approximately 60 other parties received similar letters. It is unclear at this time as to the nature, extent or scope of any potential contamination from the site. The Company is currently unable to estimate the amount or probability of any potential exposure.

In the third quarter, the Company advised EPD of the results of certain testing undertaken by the Company at its Jesup, Georgia mill. This testing related to potential non-capture of certain methanol emissions during a particular stage of the mill’s pulp manufacturing process. The potential non-capture at issue appears to have taken place during portions of three years between 2001 and 2004. While the Company’s position is that no applicable law or regulation has been violated, EPD was voluntarily notified by the Company. Discussions with EPD over this matter are ongoing, and there can be no assurances as to the outcome. The Company is currently unable to estimate the amount or probability of potential exposure.

On September 10, 2005 the Company received a favorable arbitration ruling in connection with a dispute over property tax assessments for tax years 2002 – 2004 for the Jesup mill real and personal property located in Wayne County, Georgia (the County). The Company and the Board of Assessors of Wayne County executed an agreement which, among other things, provided that the parties would resolve the dispute through binding arbitration, and on December 22, 2004, the arbitration agreement was approved by the Superior Court of the County. The arbitrators issued a decision on September 10, 2005, which will result in the County owing the Company approximately $5.1 million in refund of excess taxes paid. Additionally, the Company would reverse its $2.8 million accrued property tax balance. The Company has not yet received a tax assessment for the 2005 tax year for the above mentioned property. The County has publicly stated that it will appeal the ruling and accordingly, the effects of the arbitrators’ decisions have not been recorded in the Company’s financial statements as of September 30, 2005.

Environmental Matters

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and CERCLA. Management closely monitors its environmental responsibilities, and similar state laws and regulations, and believes that the Company is in substantial compliance with current environmental requirements. In addition to ongoing compliance with laws and regulations, the Company’s facilities operate in accordance with various permits, which are issued by state and federal environmental agencies. Many of these permits impose operating conditions on the Company which require significant expenditures to ensure permit compliance. In addition, upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions in response to new environmental laws and regulations, or more stringent interpretations of existing laws and regulations. It is the opinion of management that substantial expenditures over the next ten years will be required in the area of environmental compliance. During 2005 and 2006, Rayonier expects spending on environmental capital projects, exclusive of discontinued operations described in Note 13 - Reserves for Dispositions and Discontinued Operations, to be approximately $6 million and $2 million, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The EPA finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s two Performance Fibers dissolving pulp mills and two other similar mills. In late 2003, EPA informed the Company that it was delegating its Cluster Rule rulemaking authority for these four mills to the environmental agencies of the respective states. Rayonier will continue to work with the EPA and the applicable state environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the five year period of 2005-2009 associated with Cluster Rule compliance and other environmental regulations are not expected to exceed $25 million at the Performance Fibers mills. Such capital expenditures are not expected to cause the Company’s 2005 total annual capital spending to exceed $90 million excluding strategic investments.

Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may in certain cases prevent timber harvesting, road building and other activities on private lands, including a portion of the Company’s timberlands. Over the past several years, the harvest of timber from the Company’s timberlands in the State of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the Washington timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report. The Washington Forest Practices Board has adopted rules implementing the Forests and Fish Report that further restrict timber harvesting within buffers along streams with fish habitat. All of these restrictions have caused Rayonier to restructure and reschedule some harvest plans and have reduced the total acreage and volume of timber available for harvest. For the most part, however, the Company expects that these restrictions will not impact its ability to sustain past harvest levels in the foreseeable future.

13. RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

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

During the three and nine months ended September 30, 2005, expenditures of $2.1 million and $6.6 million for monitoring and remediation activities were charged to the reserves, respectively. An analysis of activity in the reserves for dispositions and discontinued operations for the nine months ended September 30, 2005 and the year ended December 31, 2004, is as follows:

	September 30, 2005	December 31, 2004
Balance, January 1	$146,054	$153,625
Expenditures charged to reserves	(6,638)	(7,801)
Additions to reserve	—	460
Reclassifications and other adjustments	—	(230)

Balance, end of period	139,416	146,054
Less: Current portion	(13,241)	(12,126)

Non-current portion	$126,175	$133,928

Rayonier has identified three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as individually material and separate disclosure was presented in the Company’s 2004 Annual Report on Form 10-K. There have not been any significant changes in these sites’ reserve requirements for the nine months ended September 30, 2005, and therefore separate disclosure is not presented herein. For an analysis of the reserve activity for the two years ended December 31, 2004 and a brief description of these individually material sites, see the Company’s 2004 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves for PRP sites. As of September 30, 2005, this amount is estimated at $8 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, and changes in laws, regulations and administrative interpretations and in environmental remediation technology. Excluded from this estimate are two sites for which the Company is not able to determine reasonably possible additional losses. Evaluation of these sites is in preliminary stages.

Rayonier currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2005 and 2006 will be approximately $9 million and $12 million per year, respectively. Such costs will be charged against Rayonier’s reserves for dispositions and discontinued operations, which include environmental monitoring and remediation costs. The Company believes established reserves are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and contamination source control.

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

On August 19, 2005, the Company received a $16.2 million arbitration award from proceedings against ITT Industries, Inc. (as successor-in-interest to Rayonier’s former parent ITT Corporation) over the distribution of environmental litigation insurance recoveries in connection with property damage settlements relating to SWP’s wood preserving and ERD discontinued operations. Upon receipt of the settlement funds, the Company recorded $6.4 million of non-operating income, $1.4 million of interest income and $0.4 million of operating income, with the remaining $8 million applied against an existing receivable.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

14. EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for the Company’s pension and postretirement plans for the three and nine months ended September 30, 2005 and 2004, respectively, are shown in the following table:

Components of Net Periodic Benefit Cost

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Service cost	$1,825	$1,709	$156	$173
Interest cost	3,250	3,051	541	482
Expected return on plan assets	(3,550)	(3,404)	—	—
Amortization of prior service cost	350	376	72	77
Amortization of losses	1,125	786	254	189
Amortization of transition asset	—	(1)	—	—

Net periodic benefit cost	$3,000	$2,517	$1,023	$921

Components of Net Periodic Benefit Cost

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$5,475	$5,143	$459	$519
Interest cost	9,750	9,153	1,618	1,446
Expected return on plan assets	(10,650)	(9,821)	—	—
Amortization of prior service cost	1,050	1,128	213	231
Amortization of losses	3,375	2,358	780	567
Amortization of transition asset	—	(2)	—	—

Net periodic benefit cost	$9,000	$7,959	$3,070	$2,763

The Company does not have any required pension plan contributions for 2005; however, the Company made a discretionary payment of $15 million during the third quarter of 2005 and may make additional contributions up to $15 million prior to year-end.

In the first quarter of 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plans is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As such, FASB Staff Position 106-2 was retroactively applied to the date of enactment. As a result, the Company’s 2005 net periodic postretirement medical benefits cost decreased by a de minimus amount, while its accumulated projected benefit obligation decreased by $0.3 million.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Foreign currency translation adjustments	$27,749	$33,770
Unrealized gains on hedged transactions	—	410
Minimum pension liability adjustments	(32,784)	(32,784)

Total	$(5,035)	$1,396

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

During the nine months ended September 30, 2005, the decrease in net foreign currency translation adjustments was primarily due to the change in the New Zealand to U.S. dollar exchange rate.

16. SUBSEQUENT EVENT

On October 3, 2005, the Company completed transactions relating to entry into a joint venture arrangement with RREEF Infrastructure (JV), the global infrastructure investing arm of Deutsche Asset Management, under which the JV purchased approximately 353,000 acres of New Zealand timberlands. The JV used investor capital of approximately $245 million and secured bank debt of approximately $260 million to purchase Rayonier New Zealand’s (RNZ, a wholly-owned subsidiary of Rayonier Inc.) forests consisting of 118,000 acres for approximately $187 million and 235,000 acres of New Zealand forests from Carter Holt Harvey (CHH), an Australasian forest products company, for approximately $301 million. The Company’s investment of approximately $122 million, representing a 49.7% equity interest in the JV, was made primarily by Rayonier Inc. (REIT). In addition to having an equity investment, Rayonier will serve as the manager of the JV forests.

The sale of Rayonier’s forests resulted in $65 million in cash proceeds, net of the Company’s initial investment in the JV, and an approximate $30 million after-tax gain (based on the proportion of non-Rayonier (outside) interest in the JV on the date of sale). As part of the JV structuring and bid process, Rayonier, on behalf of the JV, deposited $17.5 million with the Bank of New Zealand as security for the CHH New Zealand forests. The deposit was returned to the Company upon closing of the JV transaction. In addition, RNZ is required to guarantee its annual Crown Forest License obligations of approximately $0.6 million which were transferred to the JV when its forests were sold to the JV. RNZ is obligated for five years on its previous Crown Forest license obligations; however the JV is the primary obligor. The JV has posted a bank performance bond with the New Zealand government and, if the JV fails to pay the Crown Forest license obligations, the New Zealand government will demand payment from the JV’s bank pursuant to the bond. RNZ would have to perform under the guarantee and seek redress from the JV if the JV’s bank defaulted on the bond.

Rayonier’s 49.7 percent investment in the JV will be accounted for using the equity method of accounting. Income from the JV will be included in operating income. The JV’s timber harvest operations are subject to New Zealand income taxes, however they are REIT qualifying activities in the U.S. and therefore, the Company generally will not be required to pay U.S. federal income taxes on its equity investment income.

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

Segment Information

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Prior to the third quarter of 2005, Rayonier operated in three reportable business segments: Timber and Real Estate, Performance Fibers, and Wood Products. The Timber and Real Estate segment’s strategies included buying, selling and managing timber and timberlands, as well as selling higher and better use (HBU) real estate to be used for conservation, development and large tract preservation. The Company announced that it had formed a real estate company, TerraPointe, LLC, to maximize the value of its HBU properties. Under the new structure, the real estate operations are considered a separate operating and reportable business segment as defined by SFAS No. 131.

As such, Rayonier now operates in the four reportable business segments noted above. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for HBU. In the future, the real estate segment may include revenue generated from land with entitlements and infrastructure improvements, some of which may be in joint ventures with developers. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised solely of the Company’s lumber operations. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

In the third quarter of 2005, the Company sold its MDF business in New Zealand. As such, the Wood Products segment has been restated to exclude the operations and assets of MDF in all periods presented. See Note 8 – Sale of Medium-Density Fiberboard Business for additional information.

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

Results of Operations, Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004.

Sales of $300 million and operating income of $51 million for the three months ended September 30, 2005 increased from the prior year period due to strong market demand. For the nine months ended September 30, sales of $865 million decreased primarily due to the absence of a $26 million sale of timber lease rights that occurred in April 2004. Operating income of $147 million for the nine months increased slightly as improved price realization more than offset a rise in costs and lower real estate sales. In addition to these items, income from continuing operations rose for the three and nine months ended September 30, 2005 compared to prior year periods primarily due to a favorable arbitration award, tax benefits related to the repatriation of foreign earnings and favorable IRS audit settlements.

Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales
Timber	$45.5	$39.2	$151.9	$141.6
Real Estate	27.6	7.3	65.9	81.0
Performance Fibers
Cellulose Specialties	114.8	103.3	323.9	303.6
Absorbent Materials	44.3	39.4	131.4	124.4

Total Performance Fibers	159.1	142.7	455.3	428.0

Wood Products	35.6	33.2	102.5	95.3
Other operations	32.1	45.8	89.9	133.0
Intersegment Eliminations	(0.4)	(0.3)	(0.7)	(0.6)

Total Sales	$299.5	$267.9	$864.8	$878.3

Operating Income (Loss)
Timber	$16.4	$12.6	$63.2	$55.5
Real Estate	21.8	4.9	47.8	63.6
Performance Fibers	15.6	16.7	46.5	41.2
Wood Products	4.6	5.0	13.6	12.3
Other operations	0.6	0.7	0.4	5.0
Corporate and other expenses / eliminations	(8.0)	(7.7)	(24.3)	(31.2)

Total Operating Income	51.0	32.2	147.2	146.4
Interest Expense	(9.8)	(11.6)	(34.9)	(34.6)
Interest / Other Income	11.9	0.7	13.4	1.9
Income tax (expense) benefit	21.8	3.8	25.7	32.4

Income from Continuing Operations	74.9	25.1	151.4	146.1

Discontinued Operations, Net	0.1	(1.0)	(25.0)	(2.7)

Net Income	$75.0	$24.1	$126.4	$143.4

Diluted Earnings Per Share	$0.96	$0.32	$1.63	$1.87

Timber

Sales for the three and nine months ended September 30, 2005 increased from the corresponding prior year periods by approximately $6 million and $10 million, respectively.

In the Northwest U.S., prices improved as a result of continued strong demand from lumber mills and lower imports of Canadian timber due to a weaker U.S. dollar. Northwest volumes decreased from the unusually high 2004 harvest levels resulting from the deferral of bidding out fourth quarter 2003 sales as a result of term revisions the Company made in preparation for its REIT conversion on January 1, 2004. In the Southeast U.S., prices were relatively unchanged compared to the prior year third quarter, but were down for the nine month period because of salvage timber sales in early 2005 resulting from major hurricanes in 2004. Southeast volumes rose in 2005 for both the three and nine month periods primarily due to the 2004 timberland acquisition of 83,000 acres in Alabama. In New Zealand, sales decreased slightly during the three months ended September 30, 2005 because of weaker export markets, but increased for the nine months ended September 30, 2005 due to favorable foreign exchange rates.

Sales (in millions)		Changes Attributable to:				2005
	2004	Price	Volume	Mix/Other	Foreign Exchange
Three months ended September 30, Total Sales	$39.2	$4.2	$1.8	$—	$0.3	$45.5

Nine months ended September 30, Total Sales	$141.6	$14.1	$(5.2)	$0.2	$1.2	$151.9

Operating income for the three and nine months ended September 30, 2005 increased by $4 million and $8 million, respectively, due to the strong prices in the Northwest U.S. and a $1.2 million favorable lawsuit settlement more than offsetting the decline in volume resulting from the unusually high 2004 harvest levels and a higher depletion rate as a result of acquisitions and increased transportation costs.

Operating Income (in millions)		Changes Attributable to:				2005
	2004	Price	Volume	Mix/Costs	Foreign Exchange
Three months ended September 30, Total Operating Income	$12.6	$4.2	$(0.6)	$0.1	$0.1	$16.4

Nine months ended September 30, Total Operating Income	$55.5	$14.1	$(4.0)	$(2.5)	$0.1	$63.2

See Note 16 – Subsequent Event for a discussion of the future changes in this segment resulting from the JV formation.

Real Estate

In conjunction with the formation of TerraPointe, the Company’s real estate holdings in the Southeast have been segregated into two groups; developmental properties and rural properties. Developmental properties are predominantly located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL, while the rural properties essentially include the balance of our ownership in the Southeast. The Company’s Northwest real estate sales comprise the Other category.

Sales during the third quarter 2005 increased by approximately $20 million over the prior year period primarily as a result of increased acreage. The Company did not close any significant transactions in the third quarter of 2004. For the nine months ended September 30, 2005 sales declined approximately $15 million over the prior year which included one large sale of timber lease rights on approximately 5,500 acres that contributed $26 million in sales. The nature of real estate sales is such that year over year fluctuations may be material due to the uncertain timing of entry into and closure of such transactions.

Sales (in millions)	2004	Changes Attributable to:			2005
		Price	Volume	Mix/Other*
Three months ended September 30,
Development	$3.8	$0.7	$9.7	$—	$14.2
Rural	2.7	(3.2)	13.7	—	13.2
Other	0.8	0.1	(0.7)	—	0.2

Total Sales	$7.3	$(2.4)	$22.7	$—	$27.6

Nine months ended September 30,
Development	$14.8	$0.5	$7.1	$—	$22.4
Rural	62.2	1.0	2.2	(26.0)	39.4
Other	4.0	(0.3)	0.4	—	4.1

Total Sales	$81.0	$1.2	$9.7	$(26.0)	$65.9

Operating income rose by $17 million in the third quarter of 2005 compared to the third quarter of 2004 due to increased acreage sold partly offset by a decrease in cost per acre due to mix. For the nine months ended September 30, operating income declined by approximately $16 million over the prior year which included a sale of timber lease rights on approximately 5,500 acres that contributed $24 million in operating income.

Operating Income (in millions)	2004	Changes Attributable to:			2005
		Price	Volume	Mix/Costs*
Three months ended September 30, Total Operating Income	$4.9	$(2.4)	$19.1	$0.2	$21.8

Nine months ended September 30, Total Operating Income	$63.6	$1.2	$4.6	$(21.6)	$47.8

*	2004 includes the sale of timber lease rights on approximately 5,500 acres that contributed $26 million in sales and $24 million in operating income.

Performance Fibers

Sales during the three and nine months ended September 30, 2005 increased by $16 million and $27 million, respectively, from the comparative periods in 2004 primarily due to price increases in both cellulose specialties and absorbent materials as a result of strong market demand. Volume increased for the three and nine month periods in cellulose specialties as a result of a strong acetate market and production efficiencies realized at both the Fernandina Beach, FL and Jesup, GA mills.

Absorbent materials volumes increased in the third quarter from the prior year period due to the strong fluff pulp market. Volumes declined for the nine months ended September 30, 2005 primarily as a result of inefficiencies related to fluff pulp production and an effort to increase production of higher value cellulose specialties grades.

Sales (in millions)	2004	Changes Attributable to:			2005
		Price	Volume	Mix/Other
Three months ended September 30,
Cellulose Specialties	$103.3	$4.7	$6.8	$—	$114.8
Absorbent Materials	39.4	3.0	2.2	(0.3)	44.3

Total Sales	$142.7	$7.7	$9.0	$(0.3)	$159.1

Nine months ended September 30,
Cellulose Specialties	$303.6	$9.9	$10.4	$—	$323.9
Absorbent Materials	124.4	9.3	(2.0)	(0.3)	131.4

Total Sales	$428.0	$19.2	$8.4	$(0.3)	$455.3

Operating income in the third quarter of 2005 declined by $1 million from the prior year period due to increases in wood, caustic and energy costs; however, for the nine month period, operating income increased as improved price realization more than offset the rise in costs.

Operating Income (in millions)	2004	Changes Attributable to:				2005
		Price	Volume	Mix /Other	Costs
Three months ended September 30, Total Operating Income	$16.7	$7.7	$1.2	$(0.4)	$(9.6)	$15.6

Nine months ended September 30, Total Operating Income	$41.2	$19.2	$1.6	$0.7	$(16.2)	$46.5

On October 21, 2005, Weyerhaeuser Co. announced plans to permanently close its 155,000 metric ton specialty pulp mill located in Cosmopolis, Washington sometime in 2006. The mill is a major competitor in the cellulose acetate market. The ultimate impact of this closure has yet to be determined.

Wood Products

In the third quarter of 2005, the Company sold its MDF business in New Zealand. As such, the Wood Products segment has been restated to exclude the operations and assets of MDF in all periods presented. See Note 8 – Sale of Medium-Density Fiberboard Business, for additional information.

Lumber sales increased $2 million and $7 million, respectively during the three and nine months ended September 30, 2005 compared to the prior year periods due to higher prices resulting from continued strong demand in the housing market, lower imports and perceived supply shortages due to hurricane Katrina. Volumes remained relatively unchanged during the third quarter and nine months ended September 30, 2005.

Sales (in millions)	2004	Changes Attributable to:			2005
		Price	Volume	Mix /Other
Three months ended September 30, Total Sales	$33.2	$1.2	$0.7	$0.5	$35.6

Nine months ended September 30, Total Sales	$95.3	$6.7	$0.5	$—	$102.5

For the nine months ended September 30, 2005, operating income increased from the prior year period as improved prices more than offset higher wood costs; however, operating income for the third quarter of 2005 declined slightly due to the increased costs.

Operating Income (in millions)	2004	Changes Attributable to:				2005
		Price	Volume	Mix/Other	Costs
Three months ended September 30, Total Operating Income	$5.0	$1.2	$0.1	$0.3	$(2.0)	$4.6

Nine months ended September 30, Total Operating Income	$12.3	$6.7	$0.1	$(0.6)	$(4.9)	$13.6

Other Operations

Sales and operating income for the three and nine months ended September 30, 2005 declined from the prior year periods due primarily to weaker trading activity and lower coal extractions.

Corporate and Other Expenses / Eliminations

Corporate and other expenses were relatively flat in the third quarter of 2005 versus the prior year quarter, but for the nine month period were $7 million, or 22 percent, below prior year. The decline was primarily due to the absence of REIT conversion costs and lower legal expenses somewhat offset by higher stock price-based incentive compensation costs in 2005.

Other Income / Expense

Interest expense of $10 million in the third quarter of 2005 was $2 million below the comparative prior year period due to IRS audit settlements (see Note 5 – Income Taxes) resulting in the reversal of previously accrued interest on potential tax liabilities which did not materialize. For the nine months ended September 30, 2005 interest expense was $35 million, which was comparable to the comparative prior year period as higher debt levels and interest rates were offset by the reversal of previously accrued interest.

Interest/Other income was $12 million and $13 million for the three and nine months ended September 30, 2005, respectively, compared to $1 million and $2 million for the prior year periods. On August 19, 2005, the Company received a $16.2 million arbitration award from proceedings against ITT Industries, Inc. (as successor-in-interest to Rayonier’s former parent ITT Corporation) over the distribution of environmental litigation insurance recoveries in connection with settlements relating to discontinued operations. Upon receipt of the settlement funds, the Company recorded $6.4 million of non-operating income, $1.4 million of interest income and $0.4 million of operating income, with the remaining $8 million applied against an existing receivable. The Company also received $1.9 million of insurance settlement proceeds during the third quarter of 2005.

Provision for Income Taxes from Continuing and Discontinued Operations

See Note 5 - Income Taxes of the Notes to the Condensed Consolidated Financial Statements set forth in Part I of this Report, which is hereby incorporated by reference.

Outlook

Fourth quarter 2005 results are expected to be well above fourth quarter 2004 due to increased real estate sales and higher prices for U.S. timber and cellulose specialty products, but somewhat below third quarter 2005 (excluding tax benefits relating to repatriation of foreign earnings, favorable IRS audit settlements, and a favorable arbitration award) due to increased performance fibers manufacturing costs partially offset by higher volumes of cellulose specialty products and Northwest timber.

Liquidity and Capital Resources

Cash Flow

Cash provided by operating activities of $206 million for the first nine months of 2005 was $26 million below the prior year period, primarily due to higher working capital requirements partly offset by increased net income (excluding non-cash items). Cash provided by operating activities and the $40 million of proceeds from the sale of the medium-density fiberboard business were used to fund capital expenditures of $51 million and timberland acquisitions of $13 million, reduce debt by $68 million and to pay dividends of $94 million. This also contributed to the September 30, 2005 ending cash balance of $110 million, which was $26 million above the December 31, 2004 balance. Cash used for investing activities for the first nine months of 2005 decreased to $78 million from $142 million in the prior year period. The decrease was primarily due to lower timberland acquisitions offset by a $14 million increase in restricted cash (see Note 6 - Restricted Cash). Cash used for financing activities for the first nine months of 2005 increased $79 million to $150 million compared to the prior year period reflecting $65 million of higher debt repayments and a $10 million increase in dividends. Proceeds from the exercise of stock options decreased $4 million in the first nine months of 2005 to $11 million compared to 2004.

At September 30, 2005, debt was $590 million, $69 million below the December 31, 2004 balance. The debt-to-capital ratio at September 30, 2005 strengthened to 42.2 percent from 45.3 percent at December 31, 2004, primarily due to the decrease in short term borrowings at September 30, 2005.

The Company made a $15 million discretionary pension contribution during the first nine months of 2005 compared to $10 million during the comparable 2004 period. The Company may make additional discretionary payments of up to $15 million before year-end. The Company has announced a 13.7 percent increase in the fourth quarter 2005 cash dividend to 47 cents per share on a post-split basis. Pre-tax spending for environmental costs in 2005 is expected to be approximately $9 million. Capital expenditures for 2005, excluding timberland acquisition opportunities, are expected to remain at the 2004 level of $90 million.

In October 2005, the Company entered into a joint venture, led by RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management, which purchased Rayonier’s New Zealand forest assets for approximately $187 million and certain Carter Holt Harvey forest assets for $301 million. The Company invested $122 million in the joint venture, resulting in net cash proceeds of approximately $65 million. The sale and investment will be recorded in the fourth quarter of 2005. See Note 16 - Subsequent Event, for additional information regarding the formation of the joint venture.

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

EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. For the three and nine months ended September 30, 2005, EBITDA was $100.1 million and $269.7 million, $32 million and $11.1 million above the prior year periods, respectively. The 2005 increases over the prior year periods were due primarily to higher operating income.

Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,
	2005	2004
Cash Provided by Operating Activities of Continuing Operations	$83.2	$74.7
Non-cash cost basis of real estate sold	(4.4)	(0.7)
Income tax benefit	(21.8)	(3.8)
Interest expense	9.8	11.5
Working capital increase (decrease)	9.8	(20.7)
Other balance sheet changes	23.5	7.1

EBITDA	$100.1	$68.1

	Nine Months Ended September 30,
	2005	2004
Cash Provided by Operating Activities of Continuing Operations	$206.1	$232.4
Non-cash cost basis of real estate sold	(10.4)	(10.0)
Income tax benefit	(25.7)	(32.5)
Interest expense	35.0	34.6
Working capital increase (decrease)	29.9	(28.5)
Other balance sheet changes	34.8	62.6

EBITDA	$269.7	$258.6

A non-cash expense critical to the economics of our Real Estate business is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the three and nine months ended September 30, 2005 totaled $104.5 million and $280.1 million, respectively.

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

Adjusted CAD for the nine months ended September 30, 2005, was $157 million, $61 million favorable to the prior year period. The increase is due to the decrease in committed cash ($7 million), reduced LKE tax benefits ($28 million) and lower mandatory debt repayments ($50 million) offset by lower cash provided by operating activities of continuing operations ($26 million). The Adjusted Cash Available for Distribution generated in the current period is not necessarily indicative of amounts that may be generated in future periods. Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Adjusted CAD for the nine months ended September 30:

	Nine Months Ended September 30,
	2005	2004
Cash provided by Operating Activities of Continuing Operations	$206.1	$232.4
Capital spending, net	(51.5)	(52.7)
Decrease in committed cash	10.0	2.8
LKE tax benefits	(2.0)	(30.1)
Tax benefit on exercise of stock options	(3.2)	(3.5)

Cash Available for Distribution	159.4	148.9
Mandatory debt repayments*	(2.8)	(52.8)

Adjusted Cash Available for Distribution	$156.6	$96.1

*	The mandatory repayments in 2004 included $50 million of debt that matured during the period and was refinanced through the Company’s bank facility. Discretionary debt repayments of $65 million were made in the first nine months of 2005. No discretionary repayments were made during the nine months ended September 30, 2004.

Liquidity Facilities

In connection with the $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. In addition, there are covenant requirements in effect for Rayonier Forest Resources, L.P. (RFR) on the ratio of cash flow available for fixed charges to fixed charges. At September 30, 2005, the Company had available borrowings of $220 million under the revolving credit facility.

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

The covenants listed below are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect for Rayonier as of September 30, 2005 were as follows:

	Covenant Requirement	Actual ratio at September 30, 2005	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	7.28	4.78
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.74	2.26
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	4.99	2.49
Dividends paid should not exceed 90 percent of Covenant FFO	90%	54%	36%

The Company is currently in compliance with all of its financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the Company’s RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of approximately $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. At September 30, 2005 the amount of excess proceeds was approximately $31 million.

Equity Resources

In 1996, the Company began a Common Share repurchase program to minimize the dilutive effect of earnings per share of its employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares actually issued to employees during the year. The Company’s Board of Directors previously authorized the repurchase of an additional 1.4 million shares. These shares were authorized separately from the 1.5 percent of outstanding shares anti-dilutive program, neither of which have expiration dates. Below is a summary of the share repurchases.

	Nine Months Ended September 30,
	2005	2004
Shares authorized for repurchase*	3,097,970	3,076,388
Shares repurchased	—	—
Cost of repurchased shares	$—	$—
Average cost per share	$—	$—

*	Shares are restated to reflect effect of three-for-two stock split.

At September 30, 2005, the Company has $247 million available under its $500 million universal shelf registration filed with the Securities and Exchange Commission in 2003. As authorized by the Company’s Board of Directors, an acquisition shelf registration on Form S-4 covering 7,000,000 common shares was declared effective on May 10, 2004.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

The Company’s guarantee for the annual payment of the New Zealand Crown Forest licenses has two years remaining since the May 2005 payment was made. With the exception of the $95 million decrease in intercompany guarantees (Rayonier guarantees the TRS’ third party debt) on the revolving credit facility, no other material changes to the Company’s guarantees or financial instruments such as letters of credit and surety bonds occurred during the first nine months of 2005. See Note 11 - Guarantees, for details on the outstanding letters of credit, surety bonds and total guarantees outstanding as of September 30, 2005.

In conjunction with the previously described New Zealand joint venture (JV) formation in October 2005, Rayonier New Zealand (RNZ) is required to guarantee its annual Crown Forest License obligations of approximately $0.6 million that were transferred to the JV when its forests were sold to the joint venture (see Note 16 - Subsequent Event, for details on the New Zealand joint venture). RNZ is obligated for five years on its previous Crown Forest license obligations; however the JV is the primary obligor. The JV has posted a bank performance bond with the New Zealand government and, if the JV fails to pay the Crown Forest license obligations, the New Zealand government will demand payment from the JV’s bank pursuant to the bond. RNZ would have to perform under the guarantee and seek redress from the JV if the JV’s bank defaulted on the bond.

Segment EBITDA

EBITDA (defined above) is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and nine months ended September 30, 2005 and 2004 was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EBITDA *
Timber and Real Estate **	$54.3	$29.6	$161.1	$164.1
Performance Fibers	35.3	37.2	100.9	100.8
Wood Products	6.4	7.6	19.0	18.7
Other Operations	0.8	1.0	0.9	5.4
Corporate and other	3.3	(7.3)	(12.2)	(30.4)

Total	$100.1	$68.1	$269.7	$258.6

*	Item 5(a) provides a reconciliation of Cash Provided by Operating Activities of Continuing Operations by segment to EBITDA by segment for the three and nine month periods presented above.
**	The Timber and Real Estate segment became two reportable segments in the third quarter of 2005; however, the Company is currently in the process of classifying the assets and liabilities of the Timber and Real Estate businesses. Therefore, a combined presentation of segment EBITDA is reflected for Timber and Real Estate. See Note 9 - Segment Information, for additional information regarding the segment change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

The Company is exposed to various market risks, including changes in foreign exchange rates, interest rates and commodity prices. The Company’s objective is to minimize the economic impact of these market risks. Derivatives are used in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into financial instruments for trading or speculative purposes. See Note 10 - Financial Instruments, for additional information on hedging activities.

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

Most of Rayonier’s revenues and expenses are U.S. dollar-denominated. However, the Company does have some risk in its New Zealand operation related to foreign currency pricing and costs and periodically enters into foreign currency forward contracts to hedge the risks of foreign currency fluctuations. At September 30, 2005, there were no foreign currency contracts associated with normal operating activities. However, the Company had an outstanding foreign currency contract to sell $227.8 million New Zealand dollars received from the sale of its New Zealand forests to the JV (see Note 16 – Subsequent Event) that matured on October 3, 2005. In August 2005, the Company entered into an option contract to purchase $138.9 million New Zealand dollars at a rate of 0.745. The option expired unexercised on September 29, 2005 and had no impact on the Company’s Condensed Consolidated Financial Statements.

The fair market value of the Company’s long-term fixed interest rate debt is subject to interest rate risk; however, Rayonier intends to hold most of its debt until maturity. Rayonier periodically enters into interest rate swap agreements to manage its exposure to interest rate changes, or in back-to-back arrangements at the time debt is issued in order to cost effectively place the debt. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At September 30, 2005, the Company had two interest rate swap agreements, both maturing in 2007, which resulted in a liability with a fair market value of $2.0 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The Company periodically enters into commodity forward contracts to fix some of its fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil and natural gas prices. The Company does not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. The Company’s natural gas and fuel oil contracts do not qualify for hedge accounting and as such mark-to-market adjustments are recorded in “Other Operating (Income) Expense, net.” See Note 10 - Financial Instruments for outstanding forward contracts at September 30, 2005 as well as gains and losses recognized from such contracts.

For a full description of the Company’s market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2004 Annual Report on Form 10-K.

Safe Harbor

Statements regarding anticipated demand, pricing, manufacturing costs, earnings, and real estate sales are “forward-looking statements” made pursuant to the safe harbor provisions of federal securities laws. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for, or supply of, cellulose specialty products, absorbent materials, timber, wood products or real estate and entry of new competitors into these markets; adverse weather conditions affecting production, timber availability and sales, or distribution; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the closing of real estate sale transactions; changes in law or policy that might limit or restrict the development of real estate; the ability of the company to identify and complete timberland and higher-value real estate acquisitions; the company’s ability to satisfy complex rules in order to qualify as a REIT; the availability of tax deductions and the ability of the company to complete tax-efficient exchanges of real estate; and implementation or revision of governmental policies and regulations affecting the environment, endangered species, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see the company’s most recent Form 10-K on file with the Securities and Exchange Commission. Rayonier assumes no obligation to update these statements except as may be required by law.

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

Based on an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, the Company’s principal executive officer and co-principal financial officers have concluded that the Company’s disclosure controls were effective as of September 30, 2005. See Form 8-K filed on October 25, 2005 for additional information regarding the co-principal financial officers of the Company.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 12 and 13 of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of common stock during the third quarter of 2005. The Company is authorized, through its Common Share repurchase program, to repurchase 3,097,970 and 3,076,388 shares as of September 30, 2005 and 2004, respectively. These available shares have been restated to reflect the effect of the three-for-two stock split announced by the Company on September 14, 2005.

Item 5(a). Selected Supplemental Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Timber and Real Estate
Sales volume - Timber
Northwest U.S., in millions of board feet	48	61	193	230
Southeast U.S., in thousands of short green tons	1,080	842	3,507	3,231
New Zealand, in thousands of metric tons	191	173	428	437

Timber sales volume - Intercompany
Southeast U.S., in thousands of short green tons	18	8	41	29
New Zealand, in thousands of metric tons	1	7	3	7

Real Estate
Acres sold
TerraPointe - Development	2,411	675	4,937	3,500
TerraPointe - Rural	7,930	1,284	22,107	26,297
Northwest U.S.	44	174	275	217

Total	10,385	2,133	27,319	30,014	*

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	120	112	340	328
Absorbent materials, in thousands of metric tons	65	61	201	204
Production as a percent of capacity	103.8%	98.5%	103.1%	98.9%

Wood Products
Lumber sales volume, in millions of board feet	89	87	262	261

*	Includes 5,487 acres associated with a Northeast Florida sale ( $26 million) of timber lease rights.

Item 5(a). Selected Supplemental Financial Data (millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Geographical Data (Non-U.S.)
Sales
New Zealand	$13.1	$12.2	$36.1	$36.2
Other	1.6	7.1	7.1	22.5

Total	$14.7	$19.3	$43.2	$58.7

Operating income (loss)
New Zealand	$1.5	$1.8	$3.0	$3.6
Other	(0.8)	(1.0)	(1.4)	(2.0)

Total	$0.7	$0.8	$1.6	$1.6

Timber
Sales
Northwest U.S.	$18.8	$17.0	$71.1	$63.2
Southeast U.S.	19.1	14.9	61.6	59.0
New Zealand	7.6	7.3	19.2	19.4

Total	$45.5	$39.2	$151.9	$141.6

Operating income
Northwest U.S.	$8.8	$8.0	$41.2	$33.8
Southeast U.S.	5.9	2.7	18.1	17.2
New Zealand	1.7	1.9	3.9	4.5

Total	$16.4	$12.6	$63.2	$55.5

Item 5(a). Selected Supplemental Financial Data (millions of dollars)

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

	Timber and Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and Other	Total
Three Months Ended September 30, 2005
Cash provided by operating activities of continuing operations	$61.8	$19.7	$8.6	$2.8	$(9.7)	$83.2
Less: Non-cash cost basis of real estate sold	(4.1)	—	—	(0.3)	—	(4.4)
Income tax benefit	—	—	—	—	(21.8)	(21.8)
Add: Interest expense	—	—	—	—	9.8	9.8
Working capital increases (decreases)	1.0	16.3	(2.2)	(1.7)	(3.6)	9.8
Other balance sheet changes	(4.4)	(0.7)	—	—	28.6 (a)	23.5

EBITDA	$54.3	$35.3	$6.4	$0.8	$3.3	$100.1

Three Months Ended September 30, 2004
Cash provided by operating activities from continuing operations	$26.9	$47.0	$8.2	$6.2	$(13.6)	$74.7
Less: Non-cash cost basis of real estate sold	(0.5)	—	—	(0.2)	—	(0.7)
Income tax benefit	—	—	—	—	(3.8)	(3.8)
Add: Interest expense	—	—	—	—	11.5	11.5
Working capital increases (decreases)	(0.1)	(9.5)	(0.6)	(5.1)	(5.4)	(20.7)
Other balance sheet changes	3.3	(0.3)	—	0.1	4.0	7.1

EBITDA	$29.6	$37.2	$7.6	$1.0	$(7.3)	$68.1

Nine Months Ended September 30, 2005
Cash provided by operating activities from continuing operations	$171.8	$74.3	$17.1	$1.6	$(58.7)	$206.1
Less: Non-cash cost basis of real estate sold	(9.8)	—	—	(0.6)	—	(10.4)
Income tax benefit	—	—	—	—	(25.7)	(25.7)
Add: Interest expense	—	—	—	—	35.0	35.0
Working capital increases (decreases)	1.9	27.3	1.9	(1.6)	0.4	29.9
Other balance sheet changes	(2.8)	(0.7)	—	1.5	36.8 (a)	34.8

EBITDA	$161.1	$100.9	$19.0	$0.9	$(12.2)	$269.7

Nine Months Ended September 30, 2004
Cash provided by operating activities from continuing operations	$180.9	$93.3	$17.0	$12.2	$(71.0)	$232.4
Less: Non-cash cost basis of real estate sold	(9.5)	—	—	(0.5)	—	(10.0)
Income tax benefit	—	—	—	—	(32.5)	(32.5)
Add: Interest expense	—	—	—	—	34.6	34.6
Working capital increases (decreases)	(11.5)	6.4	1.7	(5.7)	(19.4)	(28.5)
Other balance sheet changes	4.2	1.1	—	(0.6)	57.9 (b)	62.6

EBITDA	$164.1	$100.8	$18.7	$5.4	$(30.4)	$258.6

(a)	Includes U.S. tax benefit on repatriation of foreign earnings ($25.8) million and favorable tax settlements, net of interest.
(b)	Includes reversal of deferred taxes not required after REIT conversion partly offset by additional taxes for repatriation of foreign earnings.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index

(b)	Reports on Form 8-K:

1)	On July 20, 2005, Rayonier filed a report on Form 8-K that provides details on New Zealand forests sale/investment, exit from MDF business, and other items.

2)	On July 26, 2005, Rayonier filed a report on Form 8-K to announce second quarter 2005 earnings.

3)	On August 1, 2005, Rayonier filed a report on Form 8-K to announce that it entered into a material definitive agreement to sell its medium-density fiberboard business.

4)	On September 1, 2005, Rayonier filed a report on Form 8-K to announce that it closed the sale of its medium-density-fiberboard business and provided information on Rayonier’s New Zealand forests transactions, the repatriation of foreign earnings and the receipt of payment awarded in connection with the previously announced arbitration with ITT Industries.

5)	On September 15, 2005, Rayonier filed a report on Form 8-K to announce that the Board of Directors of Rayonier Inc. approved a three-for-two stock split and a cash dividend increase and declaration.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Senior Vice President and
Chief Accounting Officer

October 27, 2005

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Amended and restated articles of incorporation	No Amendments

3.2	By-laws	No Amendments

4	Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission.

10.2	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan)	Filed herewith

11	Statement re: computation of per share earnings	Not required to be filed

12	Statement re: computation of ratios	Filed herewith

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

19	Report furnished to security holders	None

22	Published report regarding matters	None

submitted to vote of security holders

23	Consents of experts and counsel	None

24	Power of attorney	None

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.3	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith