Form 10-K
period 2005-12-31
RAYONIER INC
filed 2006-03-03
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            YES  ☒        NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.            YES  ☐        NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.            YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             YES  ☐        NO  ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2005 was $2,581,176,493 based on the closing sale price as reported on the New York Stock Exchange.

As of February 20, 2006, there were outstanding 76,353,536 Common Shares of the Registrant.

Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission in connection with the 2006 annual meeting of the shareholders of the registrant scheduled to be held May 18, 2006, are incorporated by reference in Part III of the Form 10-K.

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

i

INDEX TO FINANCIAL STATEMENTS
Page

Management’s Report on Internal Control over Financial Reporting	F-1

Reports of Independent Registered Public Accounting Firm	F-2 – F-3

Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2005	F-4

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-5

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7 – F-38

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts	F-39

All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F-40

Exhibit Index	F-41 – F-44

ii

PART I

When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier” we mean Rayonier Inc. and its consolidated subsidiaries. References in Items 1 through 7 to Notes to Financial Statements refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this form.

This Annual Report on Form 10-K contains forward-looking statements based on management’s current expectations and beliefs, including estimates and projections about our business and industry. These statements include, but are not limited to, information regarding demand for our products, pricing, costs, volume, earnings, real estate sales and development transactions, and timberland and real estate acquisitions. Forward-looking statements may be identified by the use of terms such as “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “believes,” and similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, those set forth below under Item 1A “Risk Factors.” The forward-looking statements in this report apply only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. Readers should carefully review the risk factors set forth in other reports or documents we file or furnish from time to time with the Securities and Exchange Commission (SEC) after the date of this Form 10-K. Rayonier assumes no obligation to update these statements except as may be required by law.

Item 1.	BUSINESS

General

We are a leading international forest products company primarily engaged in activities associated with timberland management, the sale and development of real estate, and the production and sale of high value-added performance cellulose fibers. We own, lease or manage approximately 2.5 million acres of timberland and real estate located in the United States, New Zealand and Australia, and own and operate two performance fibers mills in the United States. Our corporate strategy is to pursue strategic growth opportunities for our Timber segment, further develop the Real Estate segment (a new reportable segment in 2005, primarily consisting of TerraPointe LLC), and strengthen our position as a premier worldwide supplier of performance fibers. We also manufacture lumber in three sawmills in Georgia and engage in the trading of logs and wood products. For information on sales, operating income and identifiable assets by reportable segment, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 — Segment and Geographical Information.

We originated as the Rainier Pulp & Paper Company founded in Shelton, WA in 1926. In 1937, we became “Rayonier Incorporated,” a public company traded on the New York Stock Exchange (NYSE), until 1968, when we became a wholly-owned subsidiary of ITT Corporation (ITT). On February 28, 1994, Rayonier again became an independent public company after ITT distributed all of Rayonier’s Common Shares to ITT stockholders. Our shares are publicly traded on the NYSE under the symbol RYN. We are a North Carolina corporation with executive offices located at 50 North Laura Street, Jacksonville, FL 32202. Our telephone number is (904) 357-9100.

Effective January 1, 2004, we restructured the Company as a real estate investment trust (REIT). Under this structure, we are generally not required to pay federal income taxes on our timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. However, we are subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property by our REIT during the first ten years following our election to be taxed as a REIT. Our U.S. timber operations are conducted by a wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). We transferred our non REIT-qualifying operations, which continue to pay corporate-level tax on earnings, to our wholly-owned taxable subsidiary, Rayonier TRS Holdings Inc. (TRS). These operations include our Performance Fibers, Wood Products and trading businesses, as well as the sale and development of high value real estate (referred to as higher and better use, or “HBU properties”).

An increasing portion of our acreage has become, or is emerging as, more valuable for development, recreational or conservation purposes than for growing timber. To maximize the value of these properties, we expanded our focus from sales of medium and large tracts of land to include more value-added activities such as seeking entitlements and implementing infrastructure improvements directly or in participation with other developers. In 2005, we established a real estate subsidiary, TerraPointe LLC, to lead these development activities, a president was elected to head TerraPointe and senior executives were recruited to expand the organization. Under this new structure, our real estate operations are considered a separate operating and reportable business segment as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.

In 2005, we entered into a joint venture (JV) with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management, under which the JV purchased approximately 354,000 acres of New Zealand timberlands, including 118,000 acres from Rayonier. In addition to having an equity investment in the JV, we manage the timberlands of the JV. The JV’s timber harvest operations are subject to New Zealand income taxes; however they are REIT-qualifying and therefore, we will generally not be required to pay U.S. federal income taxes on our equity earnings. See Note 6 — Joint Venture Investment for additional information.

Also in 2005, we sold our medium-density fiberboard (MDF) business in New Zealand. As such, the Wood Products segment has been restated to exclude the operations and assets of MDF for all periods presented. See Note 7 — Sale of Medium-Density Fiberboard Business (MDF) for additional information.

Timber

Our Timber segment owns, leases or manages approximately 2.4 million acres of timberlands, sells standing timber at auction to third parties, and sells delivered logs. See chart in Item 2 — Properties for additional information.

Our Southeastern U.S. timberlands consist of approximately 1.6 million acres located in Georgia, Florida and Alabama. These timberlands’ proximity to pulp, paper and wood products facilities results in significant competition for the purchase of timber. Approximately 50 percent of our timber harvest represents high-value timber sold primarily to lumber mills. The balance is used for making pulp and paper. Softwoods are the predominant species on our Southeastern U.S. timberlands and include loblolly and slash pine, while hardwoods include red oak, sweet gum, black gum, red maple, cypress and green ash.

Our Northwestern U.S. timberlands consist of approximately 371,000 acres primarily on the Olympic Peninsula in Western Washington State and consist primarily of softwood second growth trees with approximately 60 percent hemlock and the remainder Douglas fir, western red cedar and spruce. Our hardwood timber stands consist principally of red alder and maple.

As previously mentioned, we entered into a JV during 2005. Our investment of approximately $122 million, representing a 49.7 percent equity interest, was made primarily by our REIT. In addition to having an equity investment, we manage the JV’s 354,000 acres of timberlands for which we receive a management fee. See Note 6 — Joint Venture Investment for additional information on the JV.

We manage timberlands to scientifically develop them to their maximum value. The average rotation (harvest) age for timber from the Southeastern U.S. (primarily Southern pine) is 21 years. The average harvest age for timber from the Northwestern U.S. (primarily hemlock and Douglas fir) is 50 years with a target age of 40 years. Timber in the Southeast is primarily saw-timber and pulpwood, while timber in the Northwest is primarily saw-timber.

We manage timberlands in conformity with the requirements of the Sustainable Forestry Initiative® (SFI) program. A key to success is the application of our extensive silvicultural expertise to species selection for plantations, soil preparation, thinning of timber stands, pruning of selected species, fertilization, and careful timing of the harvest, all of which are designed to maximize value while complying with environmental requirements. Through such practices, we have increased volume per acre of managed timber available for harvest from our Southeastern U.S. timberlands by approximately 2 percent per year. This is a primary factor behind an increasing pine harvest trend over the past 15 years.

The following table sets forth timberland acres (in thousands) as of December 31, 2005, by region and by timber classification:

Region	Softwood Plantations	Hardwood Lands	Non-Forest	Total *
Southeast U.S.	1,076	497	24	1,597
Northwest U.S.	285	7	79	371
New Zealand **	346	8	—	354
Australia ***	114	—	—	114

Total	1,821	512	103	2,436

*	Excludes approximately 37 thousand acres of HBU land currently held by the Real Estate segment.
**	Acres under Rayonier management, owned and leased by the JV.
***	Acres under Rayonier management.

Softwood merchantable timber inventory is an estimate of timber volume based on the earliest economically harvestable age. Hardwood inventory is an estimate of timber volume available for harvest. Estimates are based on an inventory system that continually involves periodic statistical sampling. Adjustments are made on the basis of growth estimates, harvest information and market conditions which may impact the economical harvesting of timber located in wetlands, or other marginal geographic areas. Timber located in swamplands, restricted and environmentally sensitive areas is not included in the merchantable inventory shown below.

The following table sets forth the estimated volumes of merchantable timber by location and type, as of December 31, 2005:

Region	Softwood	Hardwood	Total	Equivalent total, in thousands of short green tons	%
Southeast, in thousands of short green tons	29,472	18,540	48,012	48,012	85
Northwest, in millions of board feet	1,092	97	1,189	8,561	15

				56,573	100

Real Estate

In 2005, we expanded our focus from sales of medium and large tracts of land to include more value-added activities, such as seeking entitlements and implementing infrastructure improvements directly or in participation with other developers, and we established a real estate subsidiary, TerraPointe LLC, to lead these development activities.

Our real estate holdings are primarily in the Southeast U.S. We segregate these real estate holdings into two groups: development and rural properties. Development properties are predominantly located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL, while the rural properties essentially include the balance of our ownership in the Southeast. Our real estate holdings in the Northwest comprise the Other category.

Real estate sales for the three years ended December 31, 2005, are summarized in the following table:

	2005		2004		2003
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Development	6,036	$6,943	4,786	$5,110	7,320	$4,891
Rural	23,587	$1,797	29,282	$2,278	28,669	$2,119
Other	403	$3,805	1,838	$2,661	4,606	$2,059

Total Acres Sold	30,026		35,906		40,595

Performance Fibers

We are a leading manufacturer of high performance cellulose fibers with production facilities in Jesup, GA and Fernandina Beach, FL, which have a combined annual capacity of approximately 740,000 metric tons. To meet customers’ needs, these facilities are capable of manufacturing more than 25 different grades of performance fibers. The Jesup facility can produce approximately 590,000 metric tons, or 80 percent of our total capacity and the Fernandina Beach facility can produce approximately 150,000 metric tons, or 20 percent of our total capacity. Sixty-two percent of Performance Fibers sales are exported primarily to customers in Asia, Europe and Latin America. Eighty-seven percent of Performance Fibers sales are made directly by Rayonier personnel, with the remainder made through independent sales agents.

This segment includes two major product lines — Cellulose Specialties and Absorbent Materials.

Cellulose Specialties — We are one of the world’s leading producers of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form to produce cellulose acetate and ethers that create high value, technologically demanding products. Our products are used in a wide variety of end uses such as: acetate textile fibers, cigarette filters, rigid packaging, LCD screens, photographic film, impact-resistant plastics, high-tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, food casings, food products, thickeners for oil well-drilling muds, lacquers, paints, printing inks, and explosives. In addition, cellulose specialties include high value specialty paper applications used for decorative laminates, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry.

Absorbent Materials — We are a supplier of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

We sold our 12,000 ton per-year Engineered Absorbent Materials (EAM) facility in November 2005. In 2005, this facility accounted for approximately 8 percent of Absorbent Materials sales and 1 percent of the Company’s total consolidated sales.

Wood Products

Our Wood Products business segment primarily manufactures and sells dimension lumber used in construction applications. We operate three lumber manufacturing facilities in the U.S. that produce Southern pine lumber, which is generally used for residential and industrial construction. The mills, located in Baxley, Swainsboro and Eatonton, GA, have a combined annual capacity of approximately 365 million board feet of lumber, while also producing approximately 730,000 tons of wood chips for pulp and paper manufacturing. Lumber sales are primarily to customers in the Southeastern U.S. Rayonier personnel sell the majority of the lumber; however a portion of our sales are made through independent agents. Approximately 75 percent of our lumber mills’ wood chip production is sold at market prices to our Jesup, GA performance fibers facility. In 2005, these purchases represented approximately 17 percent of that facility’s total wood consumption.

On August 28 2005, we completed the sale of our MDF business to Dongwha Hong Kong International Limited for approximately $40 million. As a result, the Wood Products segment has been restated to exclude the operations and assets of MDF in all periods presented. See Note 7 — Sale of Medium-Density Fiberboard Business (MDF) for additional information.

Other

The primary business of our Other segment is trading logs, lumber and wood panel products. We operate domestic and export log trading businesses in the Northwest U.S., New Zealand and Chile. All of the sales from our Northwest U.S. and New Zealand log trading operations are sourced externally. Our Chilean log trading activity includes domestic purchases and sales. We also purchase and trade lumber and wood panel products in both domestic and export markets, and derive royalty income from coal mining activity on our timberlands in Lewis County, Washington.

Discontinued Operations and Dispositions

Discontinued operations include our MDF business sold in 2005 and our New Zealand East Coast timberland operations and associated assets sold in 2002. The Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows and the related Notes have been reclassified to present the results of these operations as discontinued operations.

Dispositions and other discontinued operations include our Port Angeles, WA performance fibers mill that was closed in 1997; our wholly-owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations other than remedial activities in 1989; our Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. See Note 15 — Reserves for Dispositions and Discontinued Operations for additional information.

Foreign Sales and Operations

Sales by geographical destination for the three years ended December 31, 2005 were as follows (in millions):

	Sales by Destination
	2005	%	2004	%	2003	%
United States	$739	63	$736	63	$667	63
Europe	161	14	134	11	128	12
Japan	72	6	80	7	73	7
China	61	5	66	6	62	6
Other Asia	52	4	54	5	40	3
Latin America	37	3	31	3	30	3
New Zealand	30	2	30	2	30	3
Canada	20	2	20	2	22	2
All other	9	1	12	1	8	1

	$1,181	100	$1,163	100	$1,060	100

A large majority of our sales to foreign countries are denominated in U.S. dollars. Sales from non-U.S. operations comprised approximately 5 percent of total 2005 sales. See Note 3 — Segment and Geographical Information for additional information.

Patents

We have patents and pending patent applications that relate to our proprietary Performance Fibers products and processes and intend to take such steps as are necessary to protect our patents and file applications for future inventions that are deemed important to our business operations. Our U.S. patents have a duration period of 20 years from the date of filing.

Competition

Our timberlands are located in two major timber-growing regions (the Northwest and Southeast U.S.), where timber markets are fragmented. In the Northwest, The Campbell Group, Hancock Timber Resource Group, Green Diamond Resource Company, Weyerhaeuser, and Washington State (Department of Natural Resources) are significant competitive suppliers. Other competition in the Northwest arises from log imports from Canada. In the Southeast, we compete with Plum Creek Timber Company, International Paper, timber investment management organizations (TIMOs), and many small, non-industrial land owners. In all markets, price is the principal method of competition. In 2005, International Paper, a major Southeast U.S. timberland owner, announced plans to sell substantially all of its timberlands. It is currently not known who will purchase these properties and the impact, if any, the sales will have on competition in this region.

We market Performance Fibers worldwide against strong competition from domestic and foreign producers. Our major competitors include International Paper, Weyerhaeuser, Koch Industries, Buckeye Technologies, and Saiccor. Pricing, product performance, and technical service are principal methods of competition. In October 2005, Weyerhauser announced plans to permanently close its 155,000 metric ton cellulose specialty pulp mill located in Cosmopolis, Washington in 2006. Separately, Saiccor announced a 200,000 ton per year expansion at one of its cellulose specialty pulp mills in South Africa, and Sateri International announced construction of a 360,000 ton per year cellulose specialty pulp mill in Bahia, Brazil. The status of these projects is currently unclear, although it is possible that one or both of them could be producing product in 2007. The aggregate impact of the facility closure and potential new market capacity is not expected to adversely affect the results of our Performance Fibers segment in 2006, although there can be no assurances as to the effects for 2007 and beyond given the current uncertainty of market dynamics.

Our Wood Products business competes with a number of lumber producers throughout the U.S. and Canada but particularly with sawmills throughout Georgia and Florida. Our lumber business represents less than one-half of one percent of North American capacity.

Customers

In 2005, no single customer or group of customers under common control represented 10 percent or more of our consolidated sales; however two customers comprised 10 and 18 percent, respectively, of the Performance Fibers segment’s sales, and one customer comprised 16 percent of the Timber segment’s sales. The loss of any of these customers could have a material adverse effect on these segments’ results of operations.

In 2004, a group of customers under the common control of Eastman Chemical Company and its affiliates represented approximately 20 percent of our Performance Fibers segment’s sales and 11 percent of our consolidated sales.

In 2003, no single customer or group of customers under common control represented 10 percent or more of any segment’s sales or our consolidated sales.

Seasonality

Our Timber segment sales are generally lower in the third quarter due to greater availability of non-Rayonier timber during the drier summer harvesting period, particularly in the Northwestern U.S. Our Wood Products segment may experience higher seasonal demand in the second quarter primarily due to increased new housing construction. Our Performance Fibers segment’s results are normally not impacted by seasonal changes.

Environmental Matters

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Note 16 — Contingencies.

Raw Materials

The manufacture of performance fibers and lumber requires significant amounts of wood and recycled fiber. In the U.S., timber harvesting is restricted by weather conditions, which at times affect our ability to harvest, legal challenges and pressure from various environmental groups. Supply is also subject to price changes in wood products and in pulp and paper markets, which can result in increased demand for timber.

In 2005, hardwood pricing increased modestly from 2004 levels, primarily due to higher transportation costs and a weather-related reduction in supply. Our Performance Fibers mills and Southeast U.S. lumber facilities obtain their logs through open market purchases made by our wood procurement organization, which negotiates prices with independent third party suppliers who deliver to our facilities. In some cases, third party logging contractors may have purchased timber cutting rights from our timberlands in Georgia and Florida (generally through a sealed bid process).

Performance fibers manufacturing also requires significant amounts of fuel oil and natural gas. These raw materials are subject to significant changes in prices and availability, which could adversely impact our future operating results. We continually pursue reductions in usage and costs of other key raw materials, supplies and contract services at our Performance Fibers and lumber mills and do not foresee any material constraints in the near term from pricing or availability.

Research and Development

In Jesup, GA, we maintain one of the preeminent research facilities and staff in the industry. Our research and development efforts are directed primarily at further developing existing core products and technologies, improving the quality of cellulose fiber grades, absorbent materials and related products, improving manufacturing efficiency and environmental controls, and reducing fossil fuel consumption.

The research and development activities of our timber operations include genetic tree improvement programs as well as applied silvicultural programs to identify management practices that will improve financial returns from our timber assets.

Our total research and development expenditures were approximately $6 million in 2005, $7 million in 2004, and $9 million in 2003.

Employee Relations

We currently employ approximately 2,000 people, of whom approximately 1,900 are in the United States, and 45 percent are covered by labor contracts. Most of our hourly employees are represented by one of several labor unions. Labor relations are maintained in a normal and satisfactory manner.

In August and December 2001, Jesup’s labor agreements, covering approximately 650 hourly employees, were extended through June 30, 2008. In December of 2005, prior to the expiration of the April 2001 Fernandina labor agreements covering approximately 250 hourly employees, the two unions representing these employees approved a four-year contract which will run through 2009. There were no changes to the Jesup labor contracts in 2005.

Sustainable Forestry

While it is our objective to increase future wood supply through forest management programs that increase timberland productivity, we have a longstanding commitment to meet the highest levels of forest stewardship and to promote sustainable forestry practices throughout the industry. As a member of the American Forest and Paper Association, we subscribe to the SFI program, a comprehensive system of environmental principles, objectives and performance measures that combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Our U.S. timberlands and wood procurement practices have been audited and certified by an independent third party under the SFI program. The independent certification verifies that we meet strict requirements for growing and harvesting trees in an environmentally responsible manner that protects natural resources, renews forests, creates biological diversity, and enhances wildlife protection. In addition, the JV participates in various environmental initiatives such as the Forest Owners Association and the New Zealand Forest Accord.

Availability of Reports and Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available to the public free of charge in the Investor Relations section of our website (www.rayonier.com), shortly after electronically filing such material with, or furnishing it to, the SEC. Our corporate governance guidelines and charters of all Committees of our Board of Directors are also available on our website. These documents are also available in print, free of charge, to any investor upon request to: Investor Relations Department, Rayonier Inc., 50 North Laura Street, Jacksonville, Florida 32202.

Item 1A.	RISK FACTORS

Our operations are subject to a number of risks, including those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this report. If any of the following risks actually occur, our business, financial condition or operating results as well as the market price of our securities could be materially adversely affected.

Business and Operating Risks

The cyclical nature of our businesses could adversely affect our results of operations.

Our financial performance is affected by the cyclical nature of the forest products and real estate industries. The markets for timber, real estate, cellulose specialties products and wood products are influenced by a variety of factors beyond our control. For example, the demand for real estate can be affected by changes in interest rates, local economic conditions and population growth and demographics; the demand for saw timber is primarily affected by the level of new residential and commercial construction activity, while supply of timber and logs has historically increased during favorable pricing environments.

Changes in global market trends and world events could impact customer demand.

The global reach of our business, particularly our Performance Fibers business and our interest in the JV, causes us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in the U.S. Adverse changes in the following factors, among others, could have a negative impact on our business and results of operations:

•	effects of exposure to currency other than the United States dollar;

•	regulatory, social, political, labor or economic conditions in a specific country or region; and

•	trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, and import and export licensing requirements.

The forest products and real estate industries are highly competitive.

Many of our competitors in the forest products businesses have substantially greater financial and operating resources and own more timberlands than we do. Some of our forest products competitors may also be lower-cost producers in some of the businesses in which we operate. In addition, wood products are subject to significant competition from a variety of non-wood and engineered wood products. We are also subject to competition from forest products, including logs, imported from foreign sources to the United States as well as to the export markets served by us. To the extent there is a significant increase in competitive pressures from substitute products or other domestic or foreign suppliers, our business could be substantially adversely affected. With respect to our real estate business, we are currently transitioning from a bulk land seller to obtaining entitlements and initiating improvements through partnerships with other developers. As a result, many of our competitors in this segment have greater experience in real estate development than we do.

Changes in energy and raw materials prices could impact our operating results and financial condition.

Energy and raw material costs, such as oil, natural gas, wood, and chemicals are a significant operating expense, particularly for our Performance Fibers and Wood Products businesses. The prices of raw materials and energy can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control such as changing economic conditions, political unrest and instability in energy-producing nations, and supply and demand considerations. For example, oil and natural gas costs have increased substantially in recent years and we have recently experienced, at times, a limited availability of hardwood which has resulted in increased production costs for some Performance Fibers products. Increases in production costs could have a material adverse effect on our business, financial condition and results of operations.

Our businesses are subject to extensive environmental laws and regulations that may restrict or adversely impact our ability to conduct our business.

If regulatory and environmental permits are delayed, restricted or rejected, a variety of operations on our timberlands could be delayed or restricted. In connection with a variety of operations on our properties, we are required to seek permission from agencies in the states and countries in which we operate to perform certain activities. Any of these agencies could delay review of, or reject, any of our filings. Any delay associated with a filing could result in a delay or restriction in replanting, thinning, insect control, fire control or harvesting, any of which could have an adverse effect on our operating results. For example, in Washington State, we are required to file a Forest Practice Application for each unit of timberland to be harvested. These applications may be denied or restricted by the regulatory agency or appealed by other parties, including citizen groups. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results. In addition, many of our capital projects require various environmental permits. Delays in obtaining these permits could have an adverse effect on our results of operations.

Environmental groups and interested individuals may seek to delay or prevent a variety of operations on our timberlands. We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states and countries where we own, lease or manage timberlands. In Washington State, environmental groups and interested individuals may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. These and other challenges could materially delay or prevent operations on our properties. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from implementing our operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands. Among the remedies that could be enforced in a lawsuit is a judgment entirely preventing or restricting harvesting on a portion of our timberlands.

The impact of existing regulatory restrictions on future harvesting activities may be underestimated. Federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. The threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the area subject to restriction will vary depending on the protected species at issue, the time of year and other factors, but can range from less than one to several thousand acres. A number of species that naturally live on or near our timberlands, including the northern spotted owl, marbled murrelet, bald eagle, several species of salmon and trout in the Northwest, and the red cockaded woodpecker, bald eagle, wood stork, red hill salamander, and flatwoods salamander in the Southeast, are protected under the Federal Endangered Species Act or similar state laws. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if regulations become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.

Our manufacturing operations, and in particular our Performance Fibers and Wood Products mills, are subject to stringent environmental laws and regulations concerning air emissions, wastewater discharge, water usage and waste handling and disposal. Many of our operations are subject to stringent environmental laws and regulations and permits which contain conditions that govern how we operate our facilities and, in many cases, how much product we can produce. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. It is expected that, overall, these costs will likely increase over time as environmental laws, regulations and permit conditions become more stringent.

We currently own or may acquire properties which may require environmental remediation or otherwise be subject to environmental and other liabilities. We currently own, or formerly operated, manufacturing facilities and discontinued operations, or may acquire timberlands and other properties, which are subject to environmental liabilities, such as cleanup of hazardous material contamination and other existing or potential liabilities of which we are not currently aware. While timberlands without any prior history of industrial development do not generally carry as high a risk of environmental contamination as current and former manufacturing operations, the cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect financial results. Although we believe we have adequate reserves for the investigation and remediation of our current properties, there can be no assurance that actual expenditures will not exceed our expectations.

Environmental laws and regulations are constantly changing, and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, operate our manufacturing facilities and/or develop real estate. These laws and regulations may relate to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics, air and water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased markedly and the enforcement of these laws and regulations has intensified. We believe that these laws and regulations will continue to become more restrictive and over time could adversely affect our operating results.

Development of real estate entails a lengthy, uncertain and costly approval process.

Development of real estate entails an extensive approval process involving overlapping regulatory jurisdictions. For example, in Florida, real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land use and development regulations. In addition, in Florida, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact (DRI) application. Compliance with the Growth Management Act, local land development regulations and the DRI process is usually lengthy and costly and significant conditions can be imposed on a developer with respect to a particular project. Any of these issues can be expected to materially affect the cost and timing of our real estate development activities.

Other issues affecting real estate development include the availability of potable water for new development projects. For example, in Georgia, the Legislature recently enacted the Comprehensive Statewide Watershed Management Planning Act (the “Watershed Management Act”), which, among other things, created a governmental entity called the Georgia Water Council which is charged with preparing a comprehensive water management plan for the state and presenting it to the Georgia Legislature for adoption no later than 2008. It is unclear at this time what this plan will provide or how it will affect the cost and timing of real estate development along the I-95 “coastal corridor” in southern Georgia, where the Company has significant real estate holdings.

Changes in the interpretation or enforcement of these laws, the enactment of new laws regarding the use and development of real estate, or the identification of new facts regarding our properties could lead to new or greater costs, delays and liabilities that could materially adversely affect our business, profitability or financial condition.

Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.

A number of factors, including changes in demographics, a slowing of commercial or residential real estate development, particularly along the I-95 “coastal corridor” in Florida and Georgia, could reduce the demand for such properties and negatively affect our results of operations.

In addition, there are inherent uncertainties in the timing of real estate transactions that could adversely affect our operating results. Delays in the completion of transactions or the termination of potential transactions can be caused by factors beyond our control. These events have in the past and may in the future adversely affect our operating results.

Our joint venture partners may have interests that differ from ours and may take actions that adversely affect us.

We participate in a joint venture in New Zealand, and may enter into other joint venture projects; for example, as part of our real estate development strategy. A joint venture involves special risks such as:

•	not having voting control over the joint venture;

•	the venture partner at any time may have economic or business interests or goals that are inconsistent with ours;

•	the venture partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the investment; and

•	the venture partner could experience financial difficulties.

Actions by our venture partners may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement or have other adverse consequences.

We may be unsuccessful in carrying out our acquisition strategy.

We intend to pursue acquisitions of strategic timberland and real estate properties. Our timberland and real estate acquisitions may not perform in accordance with our expectations. We anticipate financing any such acquisitions through cash from operations, borrowings under our credit facilities, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. Our inability to finance acquisitions on favorable terms or the failure of any acquisitions to perform to our expectations, could adversely affect our operating results.

Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.

Approximately 45 percent of our work force is unionized. These workers are almost exclusively in our Performance Fibers business. As a result, we are required to negotiate the wages, benefits and other terms with many of our employees collectively. Our financial results could be adversely affected if labor negotiations were to restrict the efficiency of our operations. Our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. If the unionized employees were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of debt and the capacity to incur significant additional debt.

As of December 31, 2005, we had $559 million of debt outstanding. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations and Off-Balance Sheet Arrangements for the payment schedule of our long-term debt obligations. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements. Moreover, we have the borrowing capacity to incur significant additional debt and may do so if we enter into one or more strategic, merger, acquisition or other corporate or investment opportunities, or otherwise invest capital in one or more of our businesses. However, failure to generate sufficient cash as our debt becomes due, or to renew credit lines prior to their expiration, may adversely affect our business, financial condition, operating results, and cash flow.

Weather and other natural conditions may limit our timber harvest and sales.

Weather conditions, timber growth cycles and restrictions on access may limit harvesting of our timberlands, as may other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters.

We do not insure against losses of timber from any causes, including fire.

The volume and value of timber that can be harvested from our timberlands may be reduced by fire, insect infestation, severe weather, disease, natural disasters, and other causes beyond our control. A reduction in our timber inventory could adversely affect our financial results and cash flows. As is typical in the industry, we do not maintain insurance for any loss to our timber, including losses due to these causes.

A significant portion of the timberland that we own, lease or manage is concentrated in limited geographic areas.

We own, lease or manage approximately 2.5 million acres of timberland and real estate located primarily in the United States and New Zealand. Approximately 1.6 million acres are located principally in Georgia, Florida and Alabama. Accordingly, if the level of production from these forests substantially declines, or if the demand for timber in those regions declines, it could have a material adverse effect on our overall production levels and our revenues.

We are dependent upon attracting and retaining key personnel.

We believe that our success depends, to a significant extent, upon our ability to attract and retain key senior management and operations management personnel. Our failure to recruit and retain these key personnel could adversely affect our financial condition or results of operations.

Market interest rates may influence the price of our common shares.

One of the factors that may influence the price of our common shares will be the annual dividend yield as compared to yields on other financial instruments. Thus, an increase in market interest rates will result in higher yields on other financial instruments, which could adversely affect the price of our common shares.

REIT and Tax-Related Risks

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we will have reduced funds available for distribution to our shareholders because our income will be subject to taxation at regular corporate rates.

We intend to operate in accordance with REIT qualifications under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally will not pay corporate-level tax on income we distribute to our shareholders (other than the income of TRS) as long as we distribute at least 90 percent of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). Qualification as a REIT involves the application of highly technical and complex provisions of the Code, which are subject to change, perhaps retroactively, and which are not entirely within our control. We cannot assure that we will qualify as a REIT or be able to remain so qualified or that new legislation, U.S. Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

If in any taxable year we fail to qualify as a REIT, we will suffer the following negative results:

•	we will not be allowed a deduction for distributions to shareholders in computing our taxable income; and

•	we will be subject to federal income tax on our REIT taxable income at regular corporate rates.

In addition, we will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain provisions of the Code. As a result, our net income and the funds available for distribution to our shareholders could be reduced for up to five years or longer.

If we fail to qualify as a REIT, we may need to borrow funds or liquidate some investments or assets to pay the additional tax liability. Accordingly, funds available for distribution to our shareholders would be reduced.

The extent of our use of taxable REIT subsidiaries may affect the price of our common shares relative to the share price of other REITs.

We conduct a portion of our business activities through one or more taxable REIT subsidiaries. Our use of taxable REIT subsidiaries enables us to engage in non-REIT qualifying business activities such as the production and sale of performance fibers and wood products, real estate development, sales and development of HBU property and timberlands (as a dealer), sales of logs and lump-sum sales of timber. Taxable REIT subsidiaries are corporations subject to corporate-level tax. Therefore, we pay income taxes on the income generated by our taxable REIT subsidiaries. Under the Code, no more than 20 percent of the value of the gross assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to increase the size of our taxable REIT subsidiaries’ operations. Furthermore, our use of taxable REIT subsidiaries may cause the market to value our common shares differently than the shares of other REITs, which may not use taxable REIT subsidiaries as extensively as we use them.

Lack of shareholder ownership and transfer restrictions in our articles of incorporation may affect our ability to qualify as a REIT.

In order to qualify as a REIT, an entity cannot have five or fewer individuals who own, directly or indirectly after applying attribution of ownership rules, 50 percent or more of its outstanding voting shares during the last six months in each calendar year. Although it is not required by law or the REIT provisions of the Code, almost all REITs have adopted ownership and transfer restrictions in their articles of incorporation or organizational documents which seek to assure compliance with that rule. While we are not in violation of the ownership rules, we do not have, nor do we have any current plans to adopt, share ownership and transfer restrictions. As such, the possibility exists, however remote, that five or fewer individuals could acquire 50 percent or more of our outstanding voting shares, which could result in our disqualification as a REIT.

We may be limited in our ability to fund distributions using cash generated through our taxable REIT subsidiaries.

Our ability to receive dividends from our taxable REIT subsidiaries is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75 percent of gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of qualifying real estate income and no more than 25 percent of our gross income may consist of dividends from our taxable REIT subsidiaries and other non-qualifying income.

This limitation on our ability to receive dividends from our taxable REIT subsidiaries may impact our ability to fund distributions to stockholders using cash flows from our taxable REIT subsidiaries. Despite these restrictions, we have the ability to transfer cash from our taxable REIT subsidiaries to our REIT through intercompany real estate sales. However, these transactions would be subject to federal income tax. The net income of our taxable REIT subsidiaries is not required to be distributed to us, and income that is not distributed will not be subject to the 90 percent income distribution requirement.

Certain of our business activities are potentially subject to prohibited transactions tax.

As a REIT, we will be subject to a 100 percent tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales of performance fibers and wood products which we produce, sales of logs and lump-sum sales of timber, sales of timberlands or other real estate (as a dealer) and certain development activities relating to real estate, could, in certain circumstances, constitute prohibited transactions.

We intend to avoid the 100 percent prohibited transactions tax by conducting activities that would otherwise be prohibited transactions through one or more taxable REIT subsidiaries. We may not, however, always be able to identify timberland properties that will become part of our “dealer” real estate sales business. Therefore, if we sell timberlands which we incorrectly identify as property not held for sale to customers in the ordinary course of business or which subsequently become properties held for sale to customers in the ordinary course of business, we face the potential of being subject to the 100 percent prohibited transactions tax.

We will have potential deferred and contingent tax liabilities.

We will be subject to a federal corporate-level tax at the highest regular corporate rate (currently 35 percent) on any gain recognized from a taxable sale of any asset which we held at January 1, 2004, the effective date of our REIT status election, that occurs within ten years of that date. However, we will be subject to such tax only to the extent of the difference between our tax basis and the fair market value of those assets as of January 1, 2004 (the “built-in-gain”). Gain from a taxable sale of those assets occurring more than ten years after January 1, 2004 will not be subject to this corporate-level tax.

In addition, the IRS may assert liabilities against us for corporate income taxes for taxable years prior to the time we qualified as a REIT, in which case we will owe these taxes plus interest and penalties, if any. Moreover, any increase in taxable income for those years will result in an increase in accumulated earnings and profits, or E&P, which could cause us to pay an additional taxable distribution to our then-existing shareholders within 90 days of the relevant determination.

Our cash dividends are not guaranteed and may fluctuate.

Generally, REITs are required to distribute 90 percent of their taxable income. However, REITs are required to distribute only their ordinary taxable income and not their net capital gains income. Accordingly, we do not believe that we are required to distribute material amounts of cash given that substantially all of our taxable income is treated as capital gains income. Our Board of Directors, in its sole discretion, determines the amount of quarterly dividends to be provided to our stockholders based on consideration of a number of factors. These include, but are not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

We may not be able to complete like-kind exchange transactions for all real estate we sell.

When we sell real estate, we generally seek to match these sales with the acquisition of suitable replacement real estate. This allows us to claim “like-kind exchange” treatment for these transactions under section 1031 and related regulations of the Code. This matching of sales and purchases provides us with significant tax benefits, most importantly the deferral of any gain on the property sold until ultimate disposition of the replacement property. While we attempt to complete like-kind exchanges wherever practical, we will not be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms and inability to complete a qualifying like-kind exchange transaction within the timeframes required by the Code. The inability to obtain like-kind exchange treatment would result in the payment of taxes with respect to the property sold, and a corresponding reduction in earnings and cash available for distribution to shareholders as dividends.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

The following table details the significant properties we own, lease, or manage by reportable segment:

Segment	Location	Total Acres	Fee-Owned Acres	Long-Term Leased Acres	Managed Acres
Timber	Southeast U.S.	1,597,239	1,344,879	252,360	—
	Northwest U.S.	371,423	370,797	626	—
	New Zealand*	353,561	—	—	353,561
	Australia**	113,793	—	—	113,793

	Total Timber Acres	2,436,016	1,715,676	252,986	467,354
Real Estate	Southeast U.S.	37,061	37,061	—	—

Total Timberland and Real Estate Acres		2,473,077	1,752,737	252,986	467,354

		Capacity/Function		Owned/Leased
Performance Fibers	Jesup, Georgia	590,000 metric tons of pulp		Owned
	Fernandina Beach, Florida	150,000 metric tons of pulp		Owned
	Jesup, Georgia	Research Facility		Owned

Wood Products***	Baxley, Georgia	165 million board feet of lumber		Owned
	Swainsboro, Georgia	120 million board feet of lumber		Owned
	Eatonton, Georgia	80 million board feet of lumber		Owned

Corporate and Other	Jacksonville, FL	Corporate Headquarters		Leased

*	Acres under Rayonier management, owned by the JV.
**	Acres under Rayonier management.
***	These locations also have a combined annual capacity of approximately 730,000 tons of wood chips for pulp and paper manufacturing.

In addition, our wholly-owned subsidiary, SWP, which ceased operations in 1989 except for environmental remedial activities, owns 867 acres of land.

Item 3.	LEGAL PROCEEDINGS

We are engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 15 — Reserves for Dispositions and Discontinued Operations and Note 16 — Contingencies.

Between 1985 and 1995, SWP sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor in Louisiana for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Department of Justice (DOJ) and the State of Louisiana, through its Department of Environmental Quality (LDEQ), in United States District Court for the Western District of Louisiana (the Court) against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that are still owned and retained by the processor. SWP, DOJ and LDEQ have been engaged in discussions regarding a settlement of this matter. On July 14, 2005, DOJ filed a motion to dismiss SWP’s Amended Complaint in Intervention in this case and, in the event the SWP complaint was not dismissed by the Court, filed an answer to the complaint. DOJ also asked the Court for leave to file a counterclaim against SWP and the Company, which would assert claims for cost recovery under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) in respect of the investigation and remediation of the sites owned by the third party processor. Trial in this matter is currently scheduled for June 2006, although potential settlement alternatives are being explored. If no settlement is reached in this matter, we will vigorously defend ourselves. We believe that reserves at December 31, 2005 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute.

In 1998, the EPA and the New Jersey Department of Environmental Protection (DEP) filed separate lawsuits against the Company, and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (Combe). It is alleged that the Company’s former Eastern

Research Division (ERD) in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. We are working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered, nonbinding alternative dispute resolution process is ongoing and it is expected that the court-appointed neutral will issue a report and recommendations in 2006. Settlement discussions have not substantially progressed to date, but are expected to accelerate upon issuance of the neutral’s report. We believe that reserves at December 31, 2005 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

The Company has been named as a defendant in various other lawsuits and claims arising in the normal course of business. We believe that we have meritorious defenses in connection with such lawsuits and claims, and intend to vigorously contest each of them. In our opinion, the results of these other lawsuits and claims, either individually or in the aggregate, are not expected to have a material effect on our financial position, results of operations, or cash flow.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF RAYONIER

W. Lee Nutter, 62, Chairman, President and Chief Executive Officer — Mr. Nutter joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President, Timber and Wood in 1984, Vice President, Forest Products in 1985, Senior Vice President, Operations in 1986 and Executive Vice President in 1987. He was elected President and Chief Operating Officer and a director of Rayonier in 1996 and to his current position effective January 1999. Mr. Nutter serves on the Board of Directors of Republic Services, Inc. and on the Board of Directors of the National Council for Air and Stream Improvement. He is also a member of the North Florida Regional Board of SunTrust Bank. Mr. Nutter holds a B.A. in Business Administration from the University of Washington and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Paul G. Boynton, 41, Senior Vice President, Performance Fibers — Mr. Boynton joined Rayonier in 1999 as Director, Specialty Pulp Marketing and Sales. He was elected Vice President, Performance Fibers Marketing and Sales in October 1999, Vice President, Performance Fibers in January 2002, and to his current position effective July 2002. Prior to joining Rayonier, he held positions with 3M Corporation from 1990 to 1999, most recently as Global Brand Manager, 3M Home Care Division (global manufacturer and marketer of cleaning tool products). He holds a B.S. in mechanical engineering from Iowa State University, an M.B.A. from the University of Iowa, and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Timothy H. Brannon, 58, Senior Vice President, Forest Resources and Wood Products — Mr. Brannon joined Rayonier in 1972 at its Southern Wood Piedmont subsidiary (SWP). He was named Vice President and Chief Operating Officer of SWP in 1983 and President in 1992. Mr. Brannon was elected Rayonier’s Vice President and Director, Performance Fibers Marketing and Sales in 1994, Vice President, Asia Pacific and Managing Director, Rayonier New Zealand in 1998 and to his current position effective March 2002. He holds a B.A. in psychology from Tulane University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

W. Edwin Frazier, III, 48, Senior Vice President, Administration and Corporate Secretary — Mr. Frazier was promoted to his current position in July 2004. He joined Rayonier in 1999 as Assistant General Counsel, was promoted to Associate General Counsel in 2000 and elected Corporate Secretary in 2001. Mr. Frazier was named Vice President Governance and Corporate Secretary in 2003. From 1991 to 1999, Mr. Frazier was with the legal department of Georgia-Pacific Corporation (a global manufacturer and marketer of tissue, packaging, paper, building products and related chemicals), last serving as Chief Counsel — Corporate. Prior to that, he practiced corporate law with Troutman Sanders in Atlanta. Mr. Frazier holds a B.S. in Business Administration from the University of Tennessee, a J.D. from Emory University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Michael R. Herman, 43, Vice President and General Counsel and Assistant Secretary — Mr. Herman joined Rayonier in 2003 as Vice President and General Counsel and was elected to his current position in October 2003. Prior to joining Rayonier, he served as Vice President and General Counsel of GenTek Inc. (a publicly-traded global manufacturing conglomerate) and in other positions in GenTek’s legal department from 1992 to August 2003. GenTek Inc. filed a voluntary petition for protection under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court for the District of Delaware in October of 2002, and the Bankruptcy Court approved a plan of reorganization for GenTek in November 2003 which resulted in GenTek’s emergence from bankruptcy. Mr. Herman was previously counsel to IBM’s Integrated Systems Solutions Corporation and an Associate with the law firm of Shearman & Sterling. He holds a B.A. in Economics and English from Binghamton University and a J.D. from St. John’s University School of Law.

Carl E. Kraus, 58, Senior Vice President, Finance and Chief Investment Officer of TerraPointe LLC — Mr. Kraus joined Rayonier in 2005, and was elected to his current position in October 2005. Prior to joining Rayonier, he served as Senior Vice President, Chief Financial and Investment Officer and Treasurer of Kramont Realty Trust (a shopping center REIT) from 2002 until it was acquired in 2005 and as Chief Financial Officer for Philips International Realty Corp. (a shopping center REIT) from 1999 to 2002. Mr. Kraus graduated from Temple University and is a Certified Public Accountant.

Charles Margiotta, 53, Senior Vice President, Business Development and President of TerraPointe LLC — Mr. Margiotta joined Rayonier in 1976, was named Managing Director, Rayonier New Zealand in 1992, Vice President, Forest & Wood Products in 1997, Vice President, Corporate Development & Strategic Planning in 1998 and was elected to his current position in May 2005. Mr. Margiotta holds a B.B.A. from Pace University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Hans E. Vanden Noort, 47, Senior Vice President and Chief Accounting Officer — Mr. Vanden Noort joined Rayonier as Corporate Controller in 2001, and was elected to his current position in August 2005. Prior to joining Rayonier, he held a number of senior management positions with Baker Process, a division of Baker Hughes, Inc. (manufacturer of oilfield service equipment and supplies), most recently as Vice President of Finance and Administration. Mr. Vanden Noort holds a B.B.A. in accounting from the University of Cincinnati, an M.B.A. from the University of Michigan and is a Certified Public Accountant.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Prices of our Common Shares; Dividends

The table below reflects the range of market prices of our Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which our shares are listed, under the trading symbol RYN.

On September 14, 2005, we announced that our Board of Directors approved a three-for-two stock split. The stock split was affected in the form of a stock dividend and on October 17, 2005, one additional share of common stock for every two shares held was issued to shareholders of record on October 3, 2005. Amounts shown below prior to the stock split have been restated.

	High	Low	Composite Volume	Regular Dividends
2005
Fourth Quarter	$41.68	$34.00	23,582,300	$0.47
Third Quarter	$38.65	$34.79	25,405,350	$0.41
Second Quarter	$36.67	$32.27	26,014,500	$0.41
First Quarter	$33.97	$29.01	36,550,050	$0.41

2004
Fourth Quarter	$33.12	$29.94	25,021,350	$0.37
Third Quarter	$31.69	$28.86	24,936,450	$0.37
Second Quarter	$29.71	$25.01	32,674,200	$0.37
First Quarter	$29.95	$26.21	33,904,500	$0.37

On February 28, 2006, we announced a first quarter dividend of 47 cents per share payable March 31, 2006, to shareholders of record on March 10, 2006.

There were approximately 12,109 shareholders of record of our Common Shares on February 20, 2006.

Sales of Unregistered Securities

Periodically, we issue shares of our common stock to each of our non-management directors as part of their compensation. These shares are not registered and must be sold in reliance on an exemption from the Securities Act of 1933.

Issuer Repurchases

In 1996, we began a Common Share repurchase program to minimize the dilutive effect on earnings per share of our employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000 and July 2003, our Board of Directors authorized the purchase of additional shares totaling 1.4 million. These shares were authorized separately from the 1.5 percent of outstanding shares anti-dilutive program, neither of which have expiration dates. No shares under these repurchase plans or otherwise were repurchased in 2005, 2004 or 2003. Below is a summary of shares authorized for repurchase for 2005, 2004 and 2003.

	2005	2004	2003
Shares authorized for repurchase	2,066,763	2,052,375	1,732,891
Shares repurchased	—	—	—

Item 6.	SELECTED FINANCIAL DATA

The following historical financial data for each of the five years in the period ended December 31, 2005 is derived from, and should be read in conjunction with, our Consolidated Financial Statements.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollar amounts in millions, except per share data)
Profitability
Sales(1)	$1,181	$1,163	$1,060	$1,080	$1,088
Operating income(1)	183	173	106	130	149
Provision for dispositions(2)	(3)	—	—	(3)	—
Income from continuing operations(8)	208	160	53	54	55
Net income	183	157	50	54	58
Income from continuing operations:
Per share — Diluted(3)	2.68	2.09	0.82	0.85	0.88
Per share — Basic(3)	2.75	2.15	0.84	0.86	0.89
Net income
Per share — Diluted(3)	2.36	2.05	0.77	0.86	0.93
Per share — Basic(3)	2.42	2.11	0.79	0.87	0.94

Financial Condition:
Total assets	$1,839	$1,944	$1,840	$1,889	$2,040
Total debt	559	659	618	653	865
Book value	885	796	711	710	709
Book value — per share(3)	11.63	10.62	9.67	11.38	11.52

Cash Flow:
Cash provided by operating activities	$254	$292	$201	$246	$222
Cash used for investing activities	(24)	(179)	(90)	(76)	(74)
Cash used for financing activities	(216)	(52)	(115)	(242)	(158)
Capital expenditures	85	88	84	77	74
Purchase of timberlands	24	89	—	—	—
Depreciation, depletion and amortization	147	146	151	158	166
Cash dividends paid(4)	129	111	105	40	39

Non-GAAP Financial Measures:
EBITDA(5)	$378	$319	$259	$294	$319
Adjusted cash available for distribution(6)	163	113	104	82	127
Debt to EBITDA	1.5 to 1	2.1 to 1	2.4 to 1	2.2 to 1	2.7 to 1

Performance Ratios(%):
Operating income to sales	16	15	10	12	14
Return on equity(7)	14	15	7	8	8
Return on capital(7)	11	11	7	7	7
Debt to capital	39	45	47	48	55

Other:
Timberland and real estate acres — owned, leased, or managed, in thousands of acres	2,473	2,155	2,107	2,151	2,267
Dividends paid — per share	$1.71	$1.49	$5.62	$0.64	$0.64

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Operating Data:
Timber
Timber sales volume
Northwest U.S. — in millions of board feet	263	285	225	252	251
Southeast U.S. — in thousands of short green tons	4,832	4,291	4,524	4,881	5,395
New Zealand — in thousands of metric tons*	464	646	632	805	793
Real Estate — acres sold	30,026	35,906	40,595	44,256	67,417
Performance Fibers
Sales volume (thousands of metric tons)
Cellulose Specialties	470	453	435	435	423
Absorbent Materials	276	266	273	271	284
Production as a percent of capacity	100%	99%	97%	99%	97%
Wood Products
Lumber sales volume — in millions of board feet	351	347	310	325	279
Geographical Data (Non-U.S.)
Sales
New Zealand	$49	$50	$45	$49	$36
Other	10	26	12	41	40

Total	$59	$76	$57	$90	$76

Operating Income (Loss)
New Zealand	$1	$5	$7	$9	$4
Other	—	—	(1)	2	(1)

Total	$1	$5	$6	$11	$3

Timber
Sales
Northwest U.S.	$99	$81	$58	$65	$66
Southeast U.S.	86	77	75	86	99
New Zealand	23	28	20	21	24

Total	$208	$186	$153	$172	$189

Operating Income
Northwest U.S.	$55	$42	$27	$44	$46
Southeast U.S.	30	24	20	27	41
New Zealand	2	6	5	5	7

Total	$87	$72	$52	$76	$94

EBITDA(9)
Timber	$185.3	$128.2	$108.5	$137.5	$156.6
Real Estate**	68.4	79.7	96.3	61.4	72.3
Performance Fibers	130.2	125.1	77.6	118.1	117.9
Wood Products	23.5	22.3	7.4	(2.8)	(2.1)
Other Operations	1.7	6.9	0.2	(2.4)	(4.1)
Corporate and other	(31.1)	(43.6)	(31.4)	(18.3)	(21.5)

Total	$378.0	$318.6	$258.6	$293.5	$319.1

*	2005 reflects sales through October 4, 2005, prior to the JV formation.
**	Real Estate became a reportable segment in 2005.

(1)	On August 28, 2005, we sold our MDF business. MDF results have been reclassified to discontinued operations. In addition, operating income excludes the gain from the sale of New Zealand timberlands.
(2)	Primarily related to environmental reserves for the closed Port Angeles Mill.
(3)	Restated to reflect the October 17, 2005 and June 12, 2003 three-for-two stock splits.
(4)	2003 includes regular dividends of $44 million, and a special cash dividend of $61 million that was made as part of a required accumulated earnings and profits distribution in connection with the Company’s conversion to a REIT on January 1, 2004.
(5)	EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion and amortization. EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. See table in Item 7 — Management’s Discussion and Analysis for a reconciliation of Cash Provided by Operating Activities to EBITDA.
(6)	Adjusted Cash Available for Distribution (Adjusted CAD) is defined as Cash Provided by Operating Activities less capital spending, tax benefits on the exercise of stock options, tax benefits associated with certain strategic acquisitions, changes in committed cash, mandatory debt repayments and proceeds from matured energy forward contracts. Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and for strategic acquisitions net of associated financing. See table in Item 7 — Management’s Discussion and Analysis for a reconciliation of Cash Provided by Operating Activities to Adjusted CAD.
(7)	Based on income in from continuing operations and excludes items of interest “a” through “d”, “f”, and “g” — see note 8 below for details.
(8)	Included in the calculation of income from continuing operations are certain items that are infrequent in occurrence and are, in the eyes of management, important to understand the financial performance or liquidity of the Company in the comparative annual periods being reported. These “items of interest” and their effect on income from continuing operations for the periods presented were as follows:

	Increase/(decrease) to Income from Continuing Operations for the Year Ended December 31,
Items of Interest, net of tax	2005	2004	2003	2002	2001
Gain on sale of New Zealand timber assets(a)	$30.5	$—	$—	$—	$—
Prior years IRS audit settlements including adjustment of accrued interest(b)	24.9	—	2.3	—	—
Tax benefit on repatriated earnings(c)	25.4	—	—	—	—
Arbitration award(d)	5.2	—	—	—	—
Disposition reserve(e)	(1.9)	—	—	(1.7)	—
Reversal of deferred tax(f)	—	77.9	—	—	—
U.S. tax on undistributed foreign earnings(g)	—	(28.2)	—	—	—
REIT expense(h)	—	(4.0)	(5.1)	—	—
Northwest US harvest delay(i)	—	2.7	(2.7)	—	—
Tax benefit on loan settlements(j)	—	—	3.6	2.0	—

(a)	On October 3, 2005, we sold our New Zealand timber assets to the JV.
(b)	Tax benefits from the favorable resolution of tax audits for prior years and related interest.
(c)	Lower U.S. tax benefit related to the repatriation of undistributed foreign earnings.
(d)	Gain from an arbitration award related to the sharing of insurance proceeds by our former parent company.
(e)	Primarily related to an environmental reserve for the closed Port Angeles, WA mill.
(f)	Reversal of timber-related deferred taxes not required after REIT conversion.
(g)	Additional U.S. tax for eventual repatriation of undistributed foreign earnings generated prior to March 31, 2004.
(h)	REIT conversion expenses.
(i)	Delayed harvest and revenue recognition in the Northwest U.S., resulting from change from lump-sum to pay-as-cut contracts in anticipation of converting to a REIT.
(j)	Tax benefit on foreign exchange loss related to settlement of New Zealand dollar denominated intercompany loans.

(9)	EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. The tables below reconcile Cash Provided by Operating Activities from Continuing Operations by segment to EBITDA by segment for the five years ended December 31, 2005.

Reconciliation of Cash Provided by Operating Activities from Continuing

Operations by Segment to EBITDA by Segment

(Dollars in Millions)

		Timber	Real Estate*	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
2005
Cash provided by operating activities		$160.5	$82.0	$123.4	$22.2	$(3.9)	$(130.1)	$254.1
Less:	Non-cash cost basis of real estate sold	—	(11.0)	—	—	(0.8)	—	(11.8)
	Income tax benefit	—	—	—	—	—	(16.9)	(16.9)
Add:	Gain on New Zealand asset sale	36.9	—	—	—	—	—	36.9
	Interest, net	—	—	—	—	—	38.8	38.8
	Working capital (decreases) increases	(5.3)	(2.9)	2.4	1.3	4.7	23.4	23.6
	Other balance sheet changes	(6.8)	0.3	4.4	—	1.7	53.7	53.3

EBITDA		$185.3	$68.4	$130.2	$23.5	$1.7	$(31.1)	$378.0

2004
Cash provided by operating activities		$126.2	$83.9	$125.8	$22.6	$17.8	$(84.0)	$292.3
Less:	Non-cash cost basis of real estate sold	—	(10.5)	—	—	(0.5)	—	(11.0)
	Income tax benefit	—	—	—	—	—	(33.6)	(33.6)
Add:	Interest, net	—	—	—	—	—	44.1	44.1
	Working capital (decreases) increases	(6.4)	3.5	(2.6)	(0.3)	(9.8)	(21.8)	(37.4)
	Other balance sheet changes	8.4	2.8	1.9	—	(0.6)	51.7	64.2

EBITDA		$128.2	$79.7	$125.1	$22.3	$6.9	$(43.6)	$318.6

2003
Cash provided by operating activities		$128.2	$102.5	$73.3	$5.2	$—	$(107.9)	$201.3
Less:	Non-cash cost basis of real estate sold	—	(5.5)	—	—	(0.4)	—	(5.9)
Add:	Income tax expense	—	—	—	—	—	6.1	6.1
	Interest, net	—	—	—	—	—	46.0	46.0
	Working capital (decreases) increases	(16.2)	(0.7)	3.4	1.9	1.9	29.3	19.6
	Other balance sheet changes	(3.5)	—	0.9	0.3	(1.3)	(4.9)	(8.5)

EBITDA		$108.5	$96.3	$77.6	$7.4	$0.2	$(31.4)	$258.6

2002
Cash provided by operating activities		$137.9	$72.3	$118.0	$(3.9)	$11.1	$(89.5)	$245.9
Less:	Non-cash cost basis of real estate sold	—	(11.1)	—	—	(2.6)	—	(13.7)
Add:	Income tax expense	—	—	—	—	—	15.7	15.7
	Interest, net	—	—	—	—	—	59.8	59.8
	Working capital increases (decreases)	2.8	0.2	(12.7)	0.1	(7.8)	7.9	(9.5)
	Other balance sheet changes	(3.2)	—	12.8	1.0	(3.1)	(12.2)	(4.7)

EBITDA		$137.5	$61.4	$118.1	$(2.8)	$(2.4)	$(18.3)	$293.5

2001
Cash provided by operating activities		$150.3	$81.2	$136.6	$(0.9)	$(3.0)	$(142.0)	$222.2
Less:	Non-cash cost basis of real estate sold	—	(9.1)	—	—	(0.9)	—	(10.0)
Add:	Income tax expense	—	—	—	—	—	26.4	26.4
	Interest, net	—	—	—	—	—	67.5	67.5
	Working capital increases (decreases)	6.5	0.2	(19.0)	(2.3)	2.6	14.9	2.9
	Other balance sheet changes	(0.2)	—	0.3	1.1	(2.8)	11.7	10.1

EBITDA		$156.6	$72.3	$117.9	$(2.1)	$(4.1)	$(21.5)	$319.1

*	Real Estate became a reportable segment in 2005.

Item 7.	M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our revenues, operating income and cash flows are primarily derived from three core business segments: Timber, Real Estate and Performance Fibers. We own or lease (under long-term agreements) approximately 2.0 million acres of timberland and real estate in Florida, Georgia, Alabama and Washington and are the 7th largest private landowner in the United States. In New Zealand, we have a 49.7 percent interest in a JV which owns or leases approximately 354,000 acres of timberland. Our Real Estate segment seeks to maximize the value of those properties which are more valuable for development, recreational or conservation uses than for growing timber. Our Performance Fibers business has been a supplier of premier cellulose specialty grades of pulp for over seventy-five years.

We have consistently produced strong cash flows and operating results by focusing on the following critical financial measures: operating income, EBITDA, adjusted cash available for distribution, debt to capital ratio, return on equity, return on fair market value (Timber and Real Estate) and return on capital employed (Performance Fibers). In addition to these financial measures, we also focus on cash available for distribution, in total and on a per-share basis. Key non-financial measures include safety performance, quality, production as a percent of capacity and various yield statistics.

Our focus is on maximizing returns for shareholders and generating consistently strong cash flows. As a REIT, we expect to be more competitive in pursuing timberland acquisitions to further grow the Company and ultimately distribute more earnings to shareholders in a tax efficient manner. During 2005, the quarterly dividend was increased twice by 11 and 14 percent in February and October, respectively, resulting in the annual dividend increasing to $129 million from $111 million in 2004.

Since 1999, we have used cash flow to reduce debt by approximately $600 million, resulting in a current debt-to-capital ratio of 39 percent. We believe that a debt-to-capital range of 40 to 50 percent is appropriate to keep our weighted average cost of capital low while maintaining an investment grade debt rating and retaining the flexibility to actively pursue growth opportunities. Accordingly, we do not expect to significantly reduce debt in 2006 and, in connection with appropriate growth opportunities, may incur additional debt that causes us to exceed the debt-to-capital range mentioned above.

Operational Strategies

Timber is sold primarily through an auction process, although in the Northwest U.S. we also market timber through log supply agreements. Timber is treated as a stand-alone business, requiring our mills and trading groups to compete with third-party bidders for timber at auction. This promotes realizing market value, generating a true reflection of fair value returns in Timber, while also minimizing the possibility of our manufacturing facilities being subsidized with below-market cost wood. We also focus on optimizing timber returns by continually improving productivity and yields through advanced silvicultural practices which take into account soil, climate and biological considerations.

An increasing portion of our acreage has become, or is emerging as, more valuable for development, recreational or conservation purposes than for growing timber. To maximize the value of those properties, we changed our strategy from selling real estate in bulk to becoming more involved in the development of these properties. In 2005, we established a real estate subsidiary, TerraPointe LLC, to lead these development activities and we are currently discussing a number of projects with potential development partners.

In Performance Fibers, the focus has been to improve our position as a premier supplier of cellulose specialties while reducing participation in the more commodity-oriented absorbent materials (primarily fluff pulp) market. We are a market leader in cellulose specialties, utilizing our considerable technical applications expertise to customize product to exacting specifications, which allows differentiation from most other competitors. Conversely, fluff pulp is a semi-commodity with little opportunity for differentiation other than by price, although we do explore ways to enhance the value of these fibers. There are a number of much larger companies in the fluff pulp market and we are not a market leader. We have been successful in executing a strategy of shifting production from absorbent materials to cellulose specialties. In 2005 and 2004, 63 percent of volume was cellulose specialties, versus 61 percent in 2003. Since a further significant shift of volume to cellulose specialties will be operationally limited, our focus will be on improving product mix within cellulose specialties.

Cost control is a critical element to remaining competitive in the performance fibers markets. The keys to success are operating continuously, safely, and efficiently while closely managing raw materials and conversion costs. Capital expenditures typically are directed toward cost reduction and efficiency projects. We use a significant amount of fossil fuels to operate our mills. With the recent surge in energy prices we have initiated a number of capital projects to reduce fossil fuel consumption. As a result, we expect 2006 capital expenditures to increase to approximately $106 million.

Industry and Market Conditions

Market conditions over the past three years have shown improvement. In U.S. timber markets, prices have steadily increased since late 2003 as demand for lumber increased due to strong housing, commercial construction and industrial sectors, a competitive exchange rate and tariffs imposed on wood imports from Canada. In the Southeast U.S., the impact of three major hurricanes in 2004 resulted in lower volumes and some temporary price erosion before gradual improvement in 2005.

Our Southeast U.S. HBU properties have consistently generated strong interest which increased throughout 2005, especially after the formation of TerraPointe LLC.

In Performance Fibers, cellulose specialties’ market demand remains strong. Sales are typically made using one to five year contracts which establish prices and target volumes at the beginning of the year and buffer some of the changes in supply and demand. Our recognized technical and market leadership has allowed us to maintain relatively stable pricing across our cellulose specialties product lines. In 2003, International Paper closed its Natchez, Mississippi mill, a major cellulose specialties competitor, taking approximately 260,000 tons of capacity out of the market. This was the primary driver of 2004 and 2005 price and volume increases in cellulose specialties. In 2005, Weyerhaueser announced plans to permanently close its 155,000 metric ton cellulose specialty mill located in Cosmopolis, Washington, in 2006. Despite these closures, we expect additional capacity to come on-line from competitors in the Southern hemisphere sometime in 2007 through 2009.

Over the past three years, absorbent materials industry capacity has met demand resulting in a relatively small pricing range. However, absorbent materials prices strengthened in 2005, consistent with the commodity paper pulp market, while volumes improved. Sales of absorbent materials are typically made with an annual volume agreement that allows price to move with the market during the year.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, reported in this Annual Report on Form 10-K. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions.

Merchantable inventory and depletion costs as determined by forestry timber harvest models

Significant assumptions and estimates are used in the recording of timberland inventory cost and depletion. We employ a forestry technical services group at each of our timberland management locations. Merchantable standing timber inventory is estimated annually, using industry-standard computer software. The inventory calculation takes into account growth, in-growth (annual transfer of oldest pre-merchantable age class into the merchantable inventory), timberland sales and the annual harvest specific to each business unit. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors. An annual depletion rate is established at each business unit by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our results, in particular, timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3 percent company-wide change in estimated standing merchantable inventory would cause 2005 depletion expense to change by approximately $1.7 million.

In 2005, we acquired 3,531 acres of timberland in the Northwest U.S. resulting in a higher depletion rate which increased depletion expense by approximately $0.7 million. It is anticipated that the full year 2006 impact will increase depletion expense by approximately $1.4 million. In 2004, we acquired 83,000 acres of timberland in the Southeast U.S. resulting in a higher depletion rate which increased depletion expense by approximately $2.4 million and $0.9 million in 2005 and 2004, respectively.

Depreciation of long-lived assets as specifically affected by economic obsolescence

Depreciation expense is computed using the units-of-production method for the Performance Fibers plants and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. We believe that these depreciation methods are the most appropriate under the circumstances as they most closely match revenues with expenses versus other generally accepted accounting methods. Long-lived assets are periodically reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Cash flows used in such impairment analyses are based on budgeted results, which take into account recent sales and cost data as well as macroeconomic drivers including customer demand, industry capacity and foreign exchange rates. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition and other causes.

Environmental costs associated with dispositions and discontinued operations

At December 31, 2005, we have $140 million of accrued liabilities for environmental costs relating to past dispositions and discontinued operations, which is expected to be spent over the next 20 years. See Note 15 – Reserves for Dispositions and Discontinued Operations for additional information. Significant estimates are used in determining the proper value of these obligations at a given point in time, especially due to their long-term nature. Typically, these cost estimates do not vary significantly on a quarter to quarter basis. Factors affecting these estimates include, but are not limited to, technological and regulatory changes, results from ongoing work and management’s judgment. We periodically review our environmental liabilities and also engage third party consultants to assess the extent of additional work required due to changes in applicable law and new technologies potentially affecting the remediation of contaminated sites. A material change in any of the estimates could have a favorable or unfavorable effect on the results of our operations. The most recent material change in estimate occurred in 2005, when reserves were increased by $3 million for revised estimates of remediation costs required at the closed Port Angeles, Washington mill site.

Expenditures for all such environmental costs totaled $9 million in 2005 and are expected to increase to $12 million in 2006, primarily as a result of increased spending required at our Washington State and Southern Wood Piedmont sites. Annual expenditures in 2007 and 2008 are expected to be approximately $12 million.

Determining the adequacy of pension assets and liabilities

We have four qualified benefit plans which cover substantially our entire U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to participants in the qualified plans. Pension expense for all plans was $12.1 million in 2005. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of these assumptions, management and actuaries exercise some degree of judgment when selecting these assumptions. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.

In determining pension expense in 2005, a $14.3 million return was assumed based on an expected long-term rate of return of 8.5 percent. The actual return for 2005 was $19.4 million. This long-term return assumption (calculated using geometric/compound averaging) was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual annualized rate of return of 10.5 percent from 1994 (the date of our spin-off from ITT Corporation) through 2005. We periodically review this assumption for reasonableness and have determined that the 2006 long-term rate of return assumption will remain at 8.5 percent. At December 31, 2005 our asset mix consisted of 67 percent equities, 29 percent bonds and 4 percent real estate. We do not expect this mix to change materially in the near future.

In determining future pension obligations, we use a discount rate which is based on rates supplied by our actuary. The actuarial rates are developed by models which incorporate high quality (AAA and AA rated), long-term corporate bond rates into their calculations. The discount rate at December 31, 2005 of 5.75 percent declined from the year-end 2004 rate of 6.0 percent, causing Projected Benefit Obligation (PBO) to increase by $8.3 million.

We expect 2006 pension expense to increase to $12.3 million from $12.1 million in 2005 primarily due to the decrease in the discount rate from 6.0 percent to 5.75 percent. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. The sensitivity of pension expense and obligations to changes in economic assumptions is highlighted below:

Impact on :
Change in Assumption	Pension Expense	PBO
25 bp decrease in discount rate	+ 0.9 million	+ 8.3 million
25 bp increase in discount rate	- 1.0 million	- 6.8 million
25 bp decrease in long-term return on assets	+ 0.5 million
25 bp increase in long-term return on assets	- 0.5 million

The Company’s pension plans were underfunded by $38.3 million at December 31, 2005, an $8.2 million improvement to the December 31, 2004 position primarily due to discretionary contributions of $27.5 million made during 2005. In 2004, discretionary contributions of $20.6 million were made; in addition, $0.4 million of minimum funding requirements were made for the 2003 plan year. There were no minimum funding requirements for the 2005 plan year. There are no required quarterly pension contributions for 2006; however, we expect to contribute between $11 million and $15 million to further reduce the underfunding. Future requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates, other employee related matters and changes in legislation.

Realizability of both recorded and unrecorded tax assets and liabilities

With the conversion to REIT status effective January 1, 2004, our income tax provision and deferred tax balances changed materially. Certain activities no longer require tax provisions, and the opportunity to capture tax benefits associated with our REIT status has increased. The realization of these tax opportunities requires extensive planning and in many cases is dependent upon events in the future and our strategy in structuring transactional terms and conditions. As a result, our effective tax rate and the amount of taxes paid during various fiscal periods can vary greatly. Also, our projection of estimated tax for the year and our provision for quarterly taxes, in accordance with SFAS No. 109, Accounting for Income Taxes, could result in greater variability than in the past. Similarly, the opportunity to realize certain deferred tax assets, or to estimate deferred tax liabilities, may be more subjective than in the past.

For example, we have recorded certain deferred tax assets that management believes will be realized in future periods. These assets are reviewed periodically in order to assess their realizability. This review requires us to make assumptions and estimates about future profitability affecting the realization of these tax benefits. If the review indicates that the realizability may be less than likely, a valuation allowance is made at that time.

See Note 9 — Income Taxes for additional policies relating to income taxes.

Revenue Recognition

Revenue recognition policies are critical to the preparation of our financial statements in accordance with generally accepted accounting principles. See Note 2 — Summary of Significant Accounting Policies for a discussion of our revenue recognition policies.

Analysis of our results of operations for three years ended December 31, 2005.

	Year Ended December 31,
Financial Information (in millions)	2005	2004	2003
Sales
Timber	$208	$186	$153
Real Estate
Development	42	25	36
Rural	42	67	61
Other	2	4	9

Total Real Estate Sales	86	96	106
Performance Fibers
Cellulose Specialties	449	419	378
Absorbent Materials	179	163	156

Total Performance Fibers	628	582	534
Wood Products	137	126	97
Other operations	123	174	172
Intersegment Eliminations	(1)	(1)	(2)

Total Sales	$1,181	$1,163	$1,060

Operating Income (Loss)
Timber	$87	$72	$52
Real Estate	64	75	87
Performance Fibers	53	47	(3)
Wood Products	16	13	—
Other Operations	1	6	—
Corporate	(37)	(40)	(30)
Intersegment eliminations and other (Including Corporate FX)	(1)	—	—

Total Operating Income	$183	$173	$106
Gain on Sale of New Zealand Timberlands	37	—	—
Interest Expense	(47)	(47)	(49)
Interest/Other Income	18	1	2
Income Tax Benefit/(Expense)	17	33	(6)

Income from Continuing Operations	$208	$160	$53
Loss from Discontinued Operations	(25)	(3)	(3)

Net Income	$183	$157	$50

Results of Operations, 2005 versus 2004

Timber

In the Northwest U.S., 2005 timber sales improved as prices increased 39 percent over the prior year due to a strong housing market and a reduced log supply from Canada. Our volume declined from 2004 as Northwest timber volume benefited from the deferral of fourth quarter 2003 sales as a result of contract term revisions made in preparation for our REIT conversion on January 1, 2004.

In the Southeast U.S., prices were relatively unchanged compared to the prior year, but pine and hardwood volume rose 13 percent primarily as a result of the 2004 timberland acquisition of 83,000 acres in Alabama.

In New Zealand, sales declined from the prior year primarily due to the fourth quarter sale of our timberlands to a JV in which we hold a 49.7 percent interest. Our equity in the earnings of the JV is included in timber operations. For the fourth quarter of 2005, a loss of $1.4 million was recorded due to start-up costs and delays in harvesting activities.

		Changes Attributable to:
Sales (in millions)	2004	Price	Volume/ Mix	Other	2005
Total Sales	$186	$22	$(3)	$3	$208

Operating income increased from the prior year due to strong prices in the Northwest U.S., a $1.2 million favorable lawsuit settlement and higher sales volumes in the Southeast U.S. more than offsetting a higher depletion rate as a result of acquisitions, increased transportation costs and the JV’s start-up costs.

		Changes Attributable to:
Operating Income (in millions)	2004	Price	Volume/ Mix	Costs/ Other	2005
Total Operating Income	$72	$22	$(2)	$(5)	$87

Real Estate

In conjunction with the formation of TerraPointe, our real estate holdings in the Southeast have been segregated into two groups: development properties and rural properties. Development properties are predominately located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL, while the rural properties essentially include the balance of our ownership in the Southeast. The Other category is comprised of our Northwest real estate holdings.

In 2005, real estate sales and operating income declined from 2004 which included a sale of timber lease rights on approximately 5,500 acres that contributed $26 million in sales and $24 million in operating income (included in the Other columns below). Excluding the 2004 timber lease rights sale, 2005 sales and operating income increased by $16 million and $13 million, respectively, primarily due to higher volume and price per acre in the development group. The nature of our real estate sales is such that year over year fluctuations may be material due to the uncertain timing of transactions.

			Changes Attributable to:
Sales (in millions)		2004	Price	Volume/ Mix	Other	2005
Development		$25	$11	$6	$—	$42
Rural		67	2	(1)	(26)	42
Other		4	1	(3)	—	2

Total Sales		$96	$14	$2	$(26)	$86

		Changes Attributable to:
Operating Income (in millions)	2004	Price	Volume/ Mix	Costs	Other	2005
Total Operating Income	$75	$14	$—	$(1)	$(24)	$64

Performance Fibers

In 2005, strong market demand for cellulose specialties resulted in an average price increase of $29 per ton, or 3 percent. Additionally, production efficiencies and fewer maintenance shut-down days in 2005 resulted in a 6 percent volume increase.

The average price of absorbent materials increased by $36 per ton or 6 percent, due to slightly stronger market conditions, and sales volume increased 4 percent.

		Changes Attributable to:
Sales (in millions)	2004	Price	Volume/ Mix	2005
Cellulose Specialties	$419	$14	$16	$449
Absorbent Materials	163	10	6	179

Total Sales	$582	$24	$22	$628

Price and volume increases in both cellulose specialties and absorbent materials more than offset higher wood, chemical and energy costs.

		Changes Attributable to:
Operating Income (in millions)	2004	Price	Costs	2005
Total Operating Income	$47	$24	$(18)	$53

Wood Products

Our lumber sales increased from 2004. We realized a 7 percent price increase due to continued strong demand in the housing market and curtailed imports.

		Changes Attributable to:
Sales (in millions)	2004	Price	Volume	2005
Total Sales	$126	$9	$2	$137

In 2005, operating income increased from the prior year as improved prices more than offset higher wood costs.

		Changes Attributable to:
Operating Income (in millions)	2004	Price	Costs	2005
Total Operating Income	$13	$9	$(6)	$16

In the third quarter of 2005, we sold our MDF business. As such, the Wood Products segment has been restated to exclude the operations and assets of MDF in all periods presented. See Note 7 — Sale of Medium-Density Fiberboard Business (MDF) for additional information.

Other Operations

Sales and operating income for 2005 declined as a result of weaker trading activity and lower royalty income from coal extractions. We have no immediate plans to exit these non-core businesses.

Corporate and Other Expenses/Eliminations

Corporate and other expenses were $2 million below 2004 reflecting the absence of REIT conversion costs and lower legal expenses somewhat offset by higher stock price-based incentive compensation costs.

Gain on Sale of New Zealand Timberlands

See Note 6 — Joint Venture Investment for a discussion of the sale of our New Zealand timberlands.

Interest Expense

Interest expense for 2005 was comparable to 2004 as higher average debt levels and interest rates were offset by the reversal of previously accrued interest from Internal Revenue Service (IRS) audit settlements.

Interest/Other Income

Interest and other income was $18 million compared to $1 million for the prior year. On August 19, 2005, we received a $16.2 million arbitration award from proceedings against ITT Industries, Inc. (as successor-in-interest to our former parent ITT Corporation) over the distribution of environmental litigation insurance recoveries in connection with settlements relating to discontinued operations. Upon receipt of the settlement funds, we recorded $6.4 million of non-operating income, $1.4 million of interest income and $0.4 million of operating income, with the remaining $8 million applied against an existing receivable. We also received $1.9 million of insurance settlement proceeds, recognized a $1.8 million gain on the sale of the EAM manufacturing facility and recorded $2.4 million of interest income from favorable IRS settlements.

Income Tax Benefit/(Expense)

See Note 9 — Income Taxes for information regarding the provision for income taxes.

Outlook

Entering 2006, we have well-positioned core businesses and continue to experience strong demand and pricing for most of our products, particularly real estate properties and premium cellulose specialties. As a result, excluding special items, we expect full-year earnings somewhat above 2005, despite a first quarter that will be below fourth quarter 2005, primarily due to the timing of real estate transactions.

In Real Estate, we continue to focus on building additional value through development of our properties, while in Performance Fibers we recently implemented price increases for 2006 for cellulose specialties. In addition, contracts for most of our cellulose specialties volume, including all acetate sales, provide for a surcharge to help offset the sharp rise in energy costs.

Results of Operations, 2004 versus 2003

Timber

In the Northwest U.S., our 2004 timber sales and operating income improved as our timber prices and volume rose 14 percent and 26 percent, respectively, compared to prior year. In general, the demand for timber in this region increased as the demand for lumber rose due to the strong housing market. Increased demand, coupled with a reduced log supply from Canada as the U.S. dollar weakened, also created favorable market conditions. In addition, our 2004 Northwest timber volume reflected harvesting on contracts delayed from being sold in the fourth quarter of 2003 in order to utilize our new REIT status in 2004. See Item 1—Business for additional information on our REIT conversion.

In the Southeast U.S., 2004 timber sales and operating income increased from 2003 primarily as a result of an 8 percent increase in pine prices as the strong housing market contributed to increased demand. Higher pine prices were partly offset by lower volumes due to the impact of three major hurricanes and wet weather conditions during the latter part of 2004. Compared to 2003, pine and hardwood volumes declined 3 percent and 20 percent, respectively, while hardwood prices decreased 2 percent. We estimate these hurricane-related market conditions reduced our 2004 operating income by approximately $3 million.

In New Zealand, 2004 timber sales and operating income also increased due to stronger demand and to operating the Queen Charlotte forest for all of 2004 compared to only part of the year in 2003. Timber volumes increased 2 percent, while radiata pine prices (converted to U.S. dollars) increased 13 percent in New Zealand due to the strong local currency as well as product mix.

		Changes Attributable to:
Sales (in millions)	2003	Price	Volume / Mix	Other	Foreign Exchange	2004
Total Sales	$153	$15	$15	$1	$2	$186

		Changes Attributable to:
Operating Income (in millions)	2003	Price	Volume / Mix	Costs/ Other	Foreign Exchange	2004
Total Operating Income	$52	$15	$3	$(2)	$4	$72

Real Estate

In 2004, we sold timber lease rights on approximately 5,500 acres that contributed $26 million in sales and $24 million in operating income. However, real estate sales and operating income decreased due to lower acreage sales in 2004. The nature of real estate sales is such that year over year fluctuations may be material due to the uncertainty in the timing of development and conservation land sale opportunities and in the closing of real estate transactions.

		Changes Attributable to:
Sales (in millions)	2003	Price	Volume / Mix	Other	2004
Development	$36	$1	$(12)	$—	$25
Rural	61	(10)	(10)	26	67
Other	9	1	(6)	—	4

Total Sales	$106	$(8)	$(28)	$26	$96

		Changes Attributable to:
Operating Income (in millions)	2003	Price	Volume / Mix	Other	2004
Total Operating Income	$87	$(8)	$(28)	$24	$75

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

		Changes Attributable to:
Sales (in millions)	2003	Price	Volume	2004
Cellulose Specialties	$378	$25	$16	$419
Absorbent Materials	156	11	(4)	163

Total Sales	$534	$36	$12	$582

Performance Fibers operating income of $47 million in 2004 compared to an operating loss of $3 million in 2003. The improvement was primarily the result of stronger prices and lower hardwood (due to absence of severe weather-related hardwood shortages), chemical and energy costs.

		Changes Attributable to:
Operating Income/(Loss) (in millions)	2003	Price	Volume	Costs / Mix	2004
Total Operating Income/(Loss)	$(3)	$36	$2	$12	$47

Wood Products

Lumber sales prices and volumes increased 16 percent and 12 percent, respectively, over the prior year. Domestic lumber markets strengthened in 2004 due to strong housing starts and reduced Canadian imports resulting from the weaker U.S. dollar and trade tariffs.

		Changes Attributable to:
Sales (in millions)	2003	Price	Volume	2004
Total Sales	$97	$17	$12	$126

Lumber results improved due to the higher sales prices and volumes partly offset by an increase in raw material and production costs.

		Changes Attributable to:
Operating Income (in millions)	2003	Price	Costs	2004
Total Operating Income	$—	$17	$(4)	$13

Other Operations

Trading sales of $174 million were $2 million above 2003 while operating income of $6 million compared favorably to a break-even operating income in 2003. Operating income improved due to higher trading margins and stronger coal royalty income. In 2003, we consolidated certain operations in our non-core businesses in order to improve operating margins; however, there are no immediate plans to exit these businesses.

Corporate and Other Expenses/Eliminations

Corporate and other expenses of $40 million were $10 million above 2003 principally due to higher legal fees and the absence of prior year’s favorable balance sheet foreign exchange translation gains.

Interest Expense

Interest expense of $47 million was $2 million below the prior year due to lower rates.

Interest/Other Income

Interest and other income of $1 million, relating primarily to interest income earned on cash and cash equivalents, was $1 million below 2003.

Provision for Income Taxes

See Note 9 — Income Taxes for information regarding the provision for income taxes.

Liquidity and Capital Resources

Cash Flow

On a historical basis, our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings help fund cyclicality and seasonality in working capital needs. Long-term debt has historically been used to fund major acquisitions.

In 2005, cash provided by operating activities from continuing operations of $254 million decreased $38 million from 2004. This decrease was primarily due to $30 million of higher income taxes paid and a $6 million increase in discretionary pension contributions. Cash used for investing activities was $155 million below 2004, reflecting $65 million in net cash proceeds generated from the sale of our New Zealand timberlands and $66 million of lower timberland acquisition spending. In addition, the sale of our MDF facility generated approximately $40 million of cash, while the sale of our EAM facility generated approximately $13 million. These cash flows enabled us to reduce debt by $99 million, finance strategic timberland acquisitions and capital expenditures of $24 million and $85 million, respectively, and pay dividends of $129 million. The cash dividends reflect an $18 million increase over prior year. Other financing proceeds include $15 million from the exercise of stock options, a $3 million decrease from 2004. Our debt-to-capital ratio of 39 percent improved from 45 percent at year end as a result of the significant debt reduction and higher net income, partly offset by the increased dividends. Our percentage of debt with fixed interest rates was 73 percent as of December 31, 2005 and 62 percent as of December 31, 2004. As of December 31, 2005, cash and cash equivalents were $146 million, a $62 million increase over the prior year end. The cash equivalents consist of marketable securities with maturities at the date of acquisition of 90 days or less.

Capital expenditures in 2006 are forecast to be approximately $106 million, while dividend payments are expected to increase from $129 million to $144 million in 2006. Cash payments for income taxes in 2006 are anticipated to be between $30 million and $35 million. No significant debt reduction is expected in 2006. We made discretionary pension contributions of $28 million in 2005 and $21 million in 2004, which helped reduce our unfunded status. We anticipate making pension contributions ranging from $11 to $15 million in 2006. We anticipate 2006 pre-tax expenditures of $12 million for environmental costs related to our discontinued operations. See Environmental Regulation for further information.

Cash provided by operating activities from continuing operations of $292 million in 2004 increased $91 million from 2003. This increase was due to higher operating income, a $19 million income tax refund relating to 2003 and lower working capital requirements partly offset by a $10 million increase in pension plan contributions. The operating cash flow generated was used to purchase 83,000 acres of timberlands in Alabama for $89 million, finance capital expenditures of $88 million and pay dividends of $111 million. Excluding the $61 million special dividend paid in connection with the REIT conversion in 2003, cash dividends increased $67 million over prior year. Debt also increased $40 million in 2004 as the TRS used its long-term credit facility to finance an intercompany purchase of REIT timberlands (discussed below), to fund a $12 million dividend to the REIT and to refinance $50 million of its 6.15 percent medium-term notes. Despite these increases, our debt-to-capital ratio of 45 percent improved from 47 percent in 2003 as a result of higher net income associated primarily with the net benefit of the two first quarter discrete tax adjustments, partly offset by the higher level of dividends. The percentage of debt with fixed interest rates was 62 percent as of December 31, 2004 and 74 percent as of December 31, 2003. Other financing activities included proceeds from the exercise of stock options of $18 million, which decreased $6 million from 2003. As of December 31, 2004, cash and cash equivalents of $84 million increased $63 million over the prior year end level, while cash investments of $77 million increased $60 million. The cash investments consist of marketable securities with maturities at the date of acquisition of 90 days or less.

In the fourth quarter of 2004, RFR sold approximately $45 million of timberlands to the TRS for subsequent sale to third parties. This intercompany land sale resulted in a taxable gain to the REIT (due to the excess of fair market value over tax basis) requiring it to pay $13 million in income taxes. The TRS financed the purchase by borrowing approximately $40 million from our unsecured revolving credit facility. For financial reporting purposes all sales and costs from this transaction were eliminated upon consolidation; however, TRS’ borrowings from the long-term credit facility and cash proceeds residing at RFR were not. As a result of this transaction and other working capital needs of the TRS ($5 million), our borrowings from the revolving line of credit increased $45 million in 2004.

Liquidity Performance Indicators

The discussion below is presented to enhance the reader’s understanding of our liquidity, our ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings from Continuing Operations before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDA), and Adjusted Cash Available for Distribution (Adjusted CAD). These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our financial condition and cash generating ability. EBITDA is defined by the Securities and Exchange Commission; however, Adjusted CAD as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA is a non-GAAP measure of our operating cash generating capacity. In 2005, EBITDA was $378 million, a $59 million increase over 2004 primarily due to higher operating results in all of our core product lines and the non-operating gain from the sale of our New Zealand timberlands. EBITDA was $319 million in 2004, an increase of $60 million over 2003, primarily due to higher operating results in our performance fibers and wood products segments. In 2003, EBITDA was $259 million, a decrease of $35 million from 2002 primarily due to lower operating results.

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the five-year period ended December 31, 2005 (in millions of dollars):

	2005	2004	2003	2002	2001
Cash provided by operating activities	$254.1	$292.3	$201.3	$245.9	$222.2
Gain on sale of New Zealand timberlands	36.9	—	—	—	—
Non-cash cost basis of real estate sold	(11.8)	(11.0)	(5.9)	(13.7)	(10.0)
Income tax (benefit) expense	(16.9)	(33.6)	6.1	15.7	26.4
Interest, net	38.8	44.1	46.0	59.8	67.5
Working capital increases (decreases)	23.6	(37.4)	19.6	(9.5)	2.9
Other balance sheet changes	53.3	64.2	(8.5)	(4.7)	10.1

EBITDA	$378.0	$318.6	$258.6	$293.5	$319.1

A non-cash expense critical to the economics of both our Timber and Real Estate core businesses is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the five years ended December 31, 2005, 2004, 2003, 2002 and 2001 totaled $390 million, $330 million, $265 million, $307 million and $329 million, respectively.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchasing common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing LKE tax benefits). We define Cash Available for Distribution (CAD) as Cash Provided by Operating Activities less capital spending, the tax benefit on the exercise of stock options, the tax benefits associated with certain strategic acquisitions, the change in committed cash and the proceeds from matured energy forward contracts. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with Securities and Exchange Commission requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments resulting in the measure entitled “Adjusted CAD.”

Adjusted CAD was $163 million in 2005, an increase of $50 million from 2004 primarily due to the absence of $50 million in mandatory 2004 debt repayments, and $27 million of reduced LKE tax benefits, partially offset by approximately $38 million of lower operating cash flows. In 2004, Adjusted CAD was $113 million, $9 million above the prior year due to $91 million of higher cash provided by operating activities partly offset by $30 million in LKE tax benefits. In addition, mandatory debt repayments were higher in 2004 by $50 million (subsequently refinanced), further reducing Adjusted CAD. Adjusted CAD was $104 million in 2003, $22 million above the $82 million generated in 2002. This increase was primarily due to lower mandatory debt repayments in 2003 of $80 million, partially offset by lower cash provided by operating activities and higher capital expenditures. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five-year period ended December 31, 2005 (in millions):

	2005	2004	2003	2002	2001
Cash provided by operating activities	$254.1	$292.3	$201.3	$245.9	$222.2
Capital spending, net	(85.2)	(87.7)	(84.4)	(75.9)	(73.6)
Purchase of assets previously leased	—	—	(5.4)	—	—
LKE tax benefits on third party real estate sales*	(3.2)	(11.3)	—	(0.7)	—
LKE tax benefits on intercompany real estate sales*	—	(19.0)	—	—	—
Change in committed cash	1.8	(3.5)	0.4	(1.7)	7.1
Tax benefit on exercise of stock options	(4.6)	(4.4)	(4.8)	(2.5)	(1.5)
Proceeds from matured energy forward contracts	3.9	—	—	—	—

CAD	166.8	166.4	107.1	165.1	154.2
Mandatory debt repayments**	(3.6)	(53.6)	(3.5)	(83.2)	(26.8)

Adjusted CAD	$163.2	$112.8	$103.6	$81.9	$127.4

*	Represents income taxes that would have been paid had the Company not completed the LKE transactions.
**	Mandatory repayments represent debt that matured and settled during the same year. In addition to the mandatory payments, discretionary debt repayments of $95.0 million, $0, $30.0 million, $130.0 million and $99.5 million were made in 2005, 2004, 2003, 2002 and 2001 respectively.

Liquidity Facilities

In November 2003, we negotiated a $250 million unsecured revolving credit facility with a group of banks that replaced the previous $170 million facility and RFR’s $75 million facility. This facility, which allows the parent company, Rayonier Inc. and its subsidiaries, TRS and RFR, to borrow up to a combined total of $250 million, expires in November 2006. We plan to refinance the facility before it expires. At December 31, 2005 and 2004, there were $0 and $95 million of outstanding borrowings on the revolving credit facility, respectively. Of the $95 million outstanding on the revolving credit facility as of December 31, 2004, $50 million was from refinancing medium term notes that matured in February 2004, while the remaining $45 million was primarily due to financing the intercompany timberland sale from RFR to the TRS. There were no borrowings outstanding as of December 31, 2003. Standard & Poor’s Ratings Services assigned the facility and our long-term debt a ‘BBB-’ investment grade rating with a ‘Positive’ outlook. Moody’s Investors Service assigned the facility and our long-term debt a ‘Baa3’ investment grade rating with a ‘Stable’ outlook.

In conjunction with our $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. A dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds From Operations (Covenant FFO) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold. In addition, there are covenant requirements for RFR setting a minimum ratio of cash flow to fixed charges.

The covenants listed below are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect as of December 31, 2005, were as follows:

	Covenant Requirement	Actual ratio at December 31, 2005	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.50 to 1	6.00
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.41 to 1	2.59
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	3.93 to 1	1.43
Dividends paid should not exceed 90 percent of Covenant FFO	90%	42%	48%

We are currently in compliance with all of our financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. As of December 31, 2005 and 2004, the amount of excess proceeds was approximately $31 million and $16 million, respectively.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

In addition to using cash flow from operations, we finance our operations through the issuance of debt, and by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Balance Sheet, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.

The following table aggregates contractual financial obligations as of December 31, 2005 and anticipated cash spending by period:

	Total	Payments Due by Period
Contractual Financial Obligations (000’s)		2006	2007-2008	2009-2010	Thereafter
Current maturities of long-term debt	$3,310	$3,310	$—	$—	$—
Long-term debt	557,770	—	141,890	148,780	267,100
Interest payments on long-term debt *	238,852	45,924	80,311	55,120	57,497
Operating leases—timberland **	90,041	4,715	9,398	9,178	66,750
Operating leases—PP&E, offices	15,476	3,173	4,562	3,455	4,286
Purchase obligations	958	624	334	—	—
Other long-term liabilities	2,587	930	473	473	711

Total contractual cash obligations	$908,994	$58,676	$236,968	$217,006	$396,344

*	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2005.
**	The majority of timberland leases are subject to escalation clauses based on either the Consumer Price Index or the Producer Price Index.

The nature and purpose of our off-balance sheet arrangements are to provide credit support for certain suppliers/vendors and customers in case of their default on critical Company-related obligations, and collateral for certain self-insurance programs that we maintain. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered to be a source of liquidity or capital resource and do not expose us to material risks or material unfavorable financial impacts.

The following table aggregates financial commitments as of December 31, 2005:

Financial Commitments (000’s)	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit(1)	$78,146	$62,104
Guarantees(2)	11,262	96
Surety bonds(3)	7,219	1,940

Total financial commitments	$96,627	$64,140

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit will expire at various dates during 2006 and are typically rolled over as required.

(2)	In conjunction with the sale of our New Zealand timberlands to the JV in October 2005 (see Note 6 — Joint Venture Investment for additional information), we guaranteed five years of Crown Forest license obligations with annual potential payments of approximately $1.2 million. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. We would have to perform if the bank defaulted on the bond. A $54 thousand liability, representing our obligation to perform, was recorded in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This guarantee expires in 2010.

In conjunction with the sale of our New Zealand East Coast timber operations in 2002, we guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bankers pursuant to the bond. We would have to perform under the guarantee and seek legal redress from the owner if the bankers defaulted on the bond. We expect the owner’s bond to be sufficient to cover the license obligations. As of December 31, 2005, two years of obligations remained, estimated at $1.5 million per year. This guarantee expires in 2007.

In 2004, we sold approximately 15,000 acres of timberland for approximately $25 million. A 15-year installment note was received from the buyer, with a fixed interest rate of 5.17 percent. In addition, the buyer delivered an irrevocable letter of credit from a major banking institution that secures all payments of principal and interest under the installment note. We monetized the note by contributing the note and the letter of credit to a bankruptcy-remote limited liability subsidiary that meets the requirements of a qualified special purpose entity (QSPE) as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As such, the QSPE is not consolidated in our financial statements. Using the installment note and the letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes with a fixed interest rate of 5 percent and remitted cash of $22.5 million to the Company. At closing, we recorded a retained interest of $2.8 million in the QSPE. In conjunction with this timberland sale and note monetization, we issued a make-whole agreement pursuant to which we guaranteed $2.5 million of obligations of the QSPE. The fair market value of the guarantee of $43 thousand was recorded to reflect the obligation to perform under the make-whole agreement.

In conjunction with our $250 million revolving credit facility, Rayonier Inc. guarantees the borrowings of RFR and TRS. Additionally, TRS guarantees the borrowings of Rayonier Inc. There were no outstanding borrowings on our revolving credit facility at December 31, 2005. At December 31, 2004, TRS had $95 million of debt outstanding on the facility that was guaranteed by Rayonier. See Note 12 – Debt for additional information on the revolving credit facility.

(3)	We issue surety bonds primarily to secure timber in the State of Washington and to provide collateral for the workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2006 and 2007 and are renewed as required.

In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7,000,000 common shares for the acquisition of other businesses, assets or properties. As of December 31, 2005, no common shares have been offered or issued under the S-4 shelf registration. In September 2003, we completed a Form S-3 shelf registration statement to offer $500 million of new public debt and/or equity securities. This registration statement replaced the previous $150 million shelf registration which was subsequently deregistered. On December 19, 2003, 6.4 million common shares were issued under the S-3 shelf registration as part of a special stock dividend paid in conjunction with our conversion to a REIT. The fair market value of the shares at the day of issuance was $253 million, leaving $247 million available under the $500 million shelf registration at December 31, 2005.

New Accounting Standards

See Note 2 — Summary of Significant Accounting Policies for our discussion of recently issued accounting pronouncements that will affect our financial results and disclosures in future periods.

Environmental Regulation

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, and state laws and regulations governing similar activities. Our management closely monitors our environmental responsibilities, and believes that we are in substantial compliance with current environmental requirements. However, significant expenditures over the next 10 years will be required in the area of environmental compliance. During 2005, 2004 and 2003, we spent approximately $6 million, $7 million and $10 million, respectively, for capital projects related to environmental compliance for ongoing operations. During 2006 and 2007, our spending is expected to decrease to approximately $4 million and $2 million per year, respectively, on such capital projects.

The Environmental Protection Agency (EPA) finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing our two Performance Fibers dissolving pulp mills and two other similar mills. (The EPA uses the term “Cluster Rules” to identify parallel rule-making for water and air technology-based discharge limits for pulp and paper mills.) In late 2003, EPA informed us that it was delegating its Cluster Rule rulemaking authority for these four mills to the environmental agencies of the respective states. We will continue to work with the EPA and the applicable state environmental authorities to establish such rules for our mills, but the timing and costs associated with such rulemaking are uncertain. It is our opinion that capital costs to be incurred over the next five years (2006—2010) associated with Cluster Rule compliance and other environmental regulations are not expected to exceed $21 million. Such capital expenditures are not expected to cause total capital expenditures, including those relating to environmental, to exceed an annual average of $100 million to $110 million.

Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may prevent timber harvesting, road building and other activities on private lands, including a portion of our timberlands. In the Northwest, in particular, over the past several years the harvest of timber from parts of our timberlands in the State of Washington has been both temporarily and permanently restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report, which led the Washington Forest Practices Board to adopt rules further restricting timber harvesting within buffers along streams with fish habitat. All of these restrictions have caused us over time to restructure and reschedule our harvest plans and have reduced the total volume of timber available for harvest. For the most part, however, these restrictions had been anticipated and we expect to sustain past harvest levels in the foreseeable future.

We currently estimate that expenditures during 2006 and 2007 for environmental remediation and monitoring costs for all dispositions and discontinued operations will total approximately $12 million per year. Such costs, including monitoring and remediation costs, will be charged against our reserves for estimated environmental obligations which we believe are sufficient for costs expected to be incurred over the next 20 years. At December 31, 2005, these accrued liabilities totaled approximately $140 million. The actual future environmental costs will be dependent on the outcome of negotiations with federal and state agencies and may also be affected by changes in applicable laws and regulations, the exercise of discretion in interpretation of applicable law and regulations by governmental agencies and changes in environmental remediation technology. Based on information currently available, we do not believe that any future changes in estimates would materially affect our consolidated financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market and Other Economic Risks

We are exposed to various market risks, including changes in interest rates, commodity prices and foreign exchange rates. Our objective is to minimize the economic impact of these market risks. We use derivatives in accordance with policies and procedures approved by the Finance Committee of the Board of Directors; derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes.

Cyclical pricing of commodity market paper pulp ultimately influences Performance Fibers prices, particularly in the Absorbent Materials product line. However, since we are a non-integrated producer of specialized Performance Fibers for non-papermaking end uses, our high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices with peaks and valleys that are less severe.

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At December 31, 2005, two interest rate swap agreements were held. One agreement with a notional amount of $50 million swaps a fixed 8.288 percent interest rate for a six-month LIBOR rate plus 4.7825 percent. The second agreement with a notional amount of $40 million swaps a fixed 8.288 percent interest rate for a six-month LIBOR rate plus 4.99 percent. The fair value of these interest rate swaps at year-end, which mature in 2007, was a liability of $2.5 million. The market risk resulting from a one percentage point (100 basis points) change in the six-month LIBOR rate amounts to an approximate change of $0.9 million in our pre-tax income/loss.

The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk; however, we intend to hold most of our debt until maturity. Occasionally, when favorable economic conditions exist, we opt to refinance callable bonds. The estimated fair value of our fixed-rate debt at December 31, 2005, was $451 million compared to $407 million in carrying value. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2005, would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $21 million.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. A hypothetical 10 percent increase/decrease in the prevailing price of natural gas and fuel oil would result in a change of $0.4 million and $1.2 million, respectively, in our pre-tax income/loss. Our natural gas and fuel oil contracts do not qualify for hedge accounting and as such mark-to-market adjustments are recorded in “Other operating (income) expense, net.”

Primarily all of our revenues and expenses are U.S. dollar-denominated. However, the JV is subject to the risks of foreign currency fluctuations. At December 31, 2005, all forward foreign currency contracts to purchase New Zealand dollars had matured.

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

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.

Based on an evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, the Chief Executive Officer and Co-Principal Financial Officers concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2005.

In the quarter ended December 31, 2005, based upon the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, there were no changes in the Company’s internal controls over financial reporting that would materially affect or are reasonably likely to affect our internal control over financial reporting.

See Management’s Report on Internal Control over Financial Reporting at F-1, followed by the Reports of Independent Registered Public Accounting Firm.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to directors is incorporated by reference to the information in the section entitled “Election of Directors” and “Report of the Audit Committee” in the Proxy Statement. The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The information called for by Item 10 with respect to executive officers is either set forth above in Part I under the caption Executive Officers of Rayonier or incorporated herein by reference to the definitive proxy statement referred to above.

Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive, financial and accounting officers, is available on our website, www.rayonier.com. Recent amendments to the Code of Corporate Conduct have been posted on our website. Any other amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on such website.

On July 11, 2005, we filed with the New York Stock Exchange (NYSE) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance Standards as required by Section 303A-12(a). In addition, we have filed, as exhibits to the annual report on Form 10-K for the year ended December 31, 2005, the applicable certifications of our Chief Executive Officer and Co-Principal Financial Officers required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference from the section entitled “Share Ownership” in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated herein by reference from the section entitled “Election of Directors” in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference from the section entitled “Report of the Audit Committee” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this report:

(1)	See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.

(2)	See Schedule II — Valuation and Qualifying Accounts. All other financial statement schedules have been omitted because they are not applicable, the required matter is not present or the required information has otherwise been supplied in the financial statements or the notes thereto.

(3)	See Exhibit Index on pages F-41 through F-44 for a list of the exhibits filed or incorporated herein as part of this report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

The management of Rayonier Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our system of internal controls over financial reporting was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Co-Principal Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is on page F-3.

W. L. Nutter
Chairman, President and Chief Executive Officer
February 28, 2006

H. E. Vanden Noort
Senior Vice President, Chief Accounting Officer and Co-Principal Financial Officer
February 28, 2006

C. E. Kraus
Senior Vice President, Finance and Co-Principal Financial Officer
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index to Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Certified Public Accountants

Jacksonville, Florida

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rayonier Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated February 28, 2006, expressed an unqualified opinion on those financial statements and financial statement schedules.

Certified Public Accountants

Jacksonville, Florida

February 28, 2006

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31,

(Thousands of dollars, except per share data)

	2005	2004	2003
SALES	$1,180,708	$1,162,778	$1,059,584

Costs and Expenses
Cost of sales	942,103	937,039	905,562
Selling and general expenses	64,403	59,297	54,739
Other operating (income) expense, net	(10,401)	(6,184)	(6,748)

	996,105	990,152	953,553
Equity in loss of New Zealand joint venture	(1,411)	—	—

OPERATING INCOME	183,192	172,626	106,031
Gain on sale of New Zealand timberlands	36,968	—	—

INCOME FROM CONTINUING OPERATIONS, INCLUDING GAIN ON SALE OF NEW ZEALAND TIMBERLANDS	220,160	172,626	106,031
Interest expense	(46,961)	(46,718)	(48,738)
Interest and miscellaneous income, net	17,648	506	1,894

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	190,847	126,414	59,187
Income tax benefit (provision)	16,948	33,649	(6,083)

INCOME FROM CONTINUING OPERATIONS	207,795	160,063	53,104

DISCONTINUED OPERATIONS, NET (Note 7)
Income (loss) on discontinued operations, net of income tax benefit (expense) of $10,459, ($196), and $278	(24,956)	(3,162)	(3,132)

NET INCOME	182,839	156,901	49,972

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on hedged transactions, net of income tax benefit (expense) of $230, $191 and ($25)	(410)	(339)	44
Foreign currency translation adjustment	(9,705)	11,611	22,159
Minimum pension liability adjustment	16,323	(217)	(925)

COMPREHENSIVE INCOME	$189,047	$167,956	$71,250

EARNINGS (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$2.75	$2.15	$0.84
Discontinued Operations	(0.33)	(0.04)	(0.05)

Net Income	$2.42	$2.11	$0.79

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$2.68	$2.09	$0.82
Discontinued Operations	(0.32)	(0.04)	(0.05)

Net Income	$2.36	$2.05	$0.77

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollars in thousands unless otherwise noted)

	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146,227	$84,117
Accounts receivable, less allowance for doubtful accounts of $1,158 and $1,271	88,378	87,483
Inventory	85,545	76,660
Other current assets	33,948	39,736
Assets of discontinued operations (Note 7)	—	81,447

Total current assets	354,098	369,443

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	927,019	1,053,481
PROPERTY, PLANT AND EQUIPMENT
Land	20,896	19,989
Buildings	114,644	114,384
Machinery and equipment	1,216,864	1,198,903

Total property, plant and equipment	1,352,404	1,333,276
Less—accumulated depreciation	(991,094)	(936,161)

	361,310	397,115

INVESTMENT IN JOINT VENTURE	81,648	—
OTHER ASSETS	114,989	124,281

	$1,839,064	$1,944,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$66,362	$62,774
Bank loans and current maturities	3,310	48,575
Accrued taxes	19,634	45,562
Accrued payroll and benefits	23,380	24,043
Accrued interest	1,924	5,093
Accrued customer incentives	9,087	9,077
Other current liabilities	33,951	30,348
Current reserves for dispositions and discontinued operations	12,422	12,126
Liabilities associated with discontinued operations (Note 7)	—	9,127

Total current liabilities	170,070	246,725

DEFERRED INCOME TAXES	32,236	56,881
LONG-TERM DEBT	555,213	610,290
NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	127,960	133,928
OTHER NON-CURRENT LIABILITIES	68,733	100,108

CONTINGENCIES AND COMMITMENTS (Notes 16 and 18)

SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 76,092,566 and 74,966,330 shares issued and outstanding	422,364	393,513
Retained earnings	454,884	401,479
Accumulated other comprehensive income	7,604	1,396

	884,852	796,388

	$1,839,064	$1,944,320

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands, except per share data)

	2005	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	$207,795	$160,063	$53,104
Non-cash items included in income:
Depreciation, depletion and amortization	147,388	146,458	150,602
Non-cash cost of real estate sales	11,845	11,006	5,853
Gain on sale of New Zealand timberlands	(36,968)	—	—
Deferred income tax (benefit) provision	(47,592)	(52,463)	1,389
Other	(1,378)	—	—
(Increase) decrease in accounts receivable	(1,422)	2,069	6,742
(Increase) decrease in inventory	(9,624)	1,775	(558)
(Decrease) increase in accounts payable	(969)	5,668	(3,966)
Decrease in current timber purchase agreements and other current assets	7,177	8,244	1,059
(Decrease) increase in accrued liabilities	(11,846)	19,672	(19,122)
Increase in other non-current liabilities	8,758	8,566	11,699
(Increase) decrease in non-current timber purchase agreements and other assets	(10,322)	(10,933)	4,381
Expenditures for dispositions and discontinued operations	(8,697)	(7,801)	(9,885)

CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	254,145	292,324	201,298

CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	7,762	3,104	6,913

INVESTING ACTIVITIES
Proceeds from the sale of NZ timberlands	186,771	—	—
Investment in NZ joint venture	(121,930)	—	—
Capital expenditures	(85,261)	(87,670)	(84,376)
Purchase of timberlands	(23,527)	(89,264)	—
Purchase of assets previously leased	—	—	(5,363)
Proceeds from the sale of other assets	13,054	—	—
Proceeds from matured energy forward contracts	3,853	—	—
Decrease (increase) in restricted cash	3,297	(2,212)	—

CASH USED FOR INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(23,743)	(179,146)	(89,739)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	39,600	(1,639)	(893)

FINANCING ACTIVITIES
Issuance of debt	150,000	188,000	137,500
Repayment of debt	(248,575)	(146,545)	(171,020)
Dividends paid	(129,249)	(111,197)	(105,350)
Issuance of common shares	15,121	17,743	23,699
Payment on forward currency contract	(2,506)	—	—
Cash in lieu of fractional shares	(356)	—	(173)

CASH USED FOR FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(215,565)	(51,999)	(115,344)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(89)	76	238

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	62,110	62,720	2,473
Balance, beginning of year	84,117	21,397	18,924

Balance, end of year	$146,227	$84,117	$21,397

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period:
Interest	$48,502	$44,817	$50,777

Income taxes	$29,009	$(579)	$18,420

Non-cash investing activity:
Capital assets purchased on account	$4,561	$—	$—

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS

Effective January 1, 2004, the Company was restructured to qualify as a Real Estate Investment Trust (REIT). It is generally not required to pay federal income taxes on its U.S. timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property from the REIT during the first ten years following the election to be taxed as a REIT. The U.S. timber operations are conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). Non-REIT-qualifying and foreign operations, which continue to pay corporate-level tax on earnings, were transferred to Rayonier TRS Holdings Inc. (TRS), a wholly-owned taxable REIT subsidiary of Rayonier Inc. These operations include the Performance Fibers and Wood Products businesses as well as the Real Estate segment’s marketing of high value property (referred to as higher and better use, “HBU”).

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. See Note 3 — Segment and Geographical Information for information regarding the restructure of the former Timber and Real Estate segment into separate operating and reportable business segments.

Timber

Rayonier owns, leases, or manages approximately 2.4 million acres of timberlands located in the U.S., New Zealand and Australia. The Company’s Timber segment includes all activities that relate to the harvesting of timber in addition to managing timberlands and selling timber and logs to third parties.

Real Estate

Rayonier has invested in timberlands seeking to maximize its total return from a full cycle of ownership, which now includes developing or selling portions of its asset base to capture the appreciated value. An increasing portion of Rayonier’s acreage has become, or is emerging as, more valuable for development, recreational or conservation purposes than for growing of timber. In 2005, the Company expanded its focus from sales of medium and large tracts of land to include more value-added activities, such as seeking entitlements and implementing infrastructure improvements directly or in participation with other developers, and established a real estate subsidiary, TerraPointe LLC, to lead these development activities.

Performance Fibers

Rayonier is a manufacturer of high-performance cellulose fibers with two production facilities in Jesup, GA and Fernandina Beach, FL, which have a combined annual capacity of approximately 740,000 metric tons. These fiber products are sold throughout the world to industrial companies that produce a wide variety of products. Approximately 62 percent of performance fiber sales are to export customers, primarily in Europe, Asia and Latin America.

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

Wood Products

The Company operates and sells dimension and specialty lumber products through three lumber manufacturing facilities in the U.S. In 2005, Rayonier sold its medium-density fiberboard (MDF) business located in New Zealand and, as a result, restated prior years to reflect the operating results of MDF as discontinued operations. See Note 7 — Sale of Medium-Density Fiberboard Business (MDF) for additional information.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS (Continued)

Other

Rayonier operates log trading businesses in the Northwest U.S., New Zealand and Chile, including exporting logs from New Zealand and Chile. The Company also trades wood products, purchasing lumber and wood panel products for sale in both domestic and export markets, and derives royalty income from coal mining activity on its timberlands in Lewis County, Washington.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rayonier and its subsidiaries, in which it has a majority ownership or controlling interest. All intercompany balances and transactions are eliminated. For income tax purposes, the Company files two U.S. federal tax returns, one for REIT operations and a consolidated filing for TRS operations, and several foreign subsidiaries are taxed in foreign jurisdictions.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation; SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) supersedes Accounting Principals Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that all stock-based compensation, including options, be expensed at fair value as of the grant date over the vesting period. Companies will be required to use an option pricing model (i.e., Black-Scholes or Binomial) to determine compensation expense, consistent with the model used in the required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective transition method. The stock-based compensation expense for 2006 is not expected to be materially different than the expense recorded in 2005 under APB No. 25. The Company’s stock option plans provide for immediate vesting upon retirement and, in accordance with SFAS No. 123(R), all stock options granted to retirement eligible employees after January 1, 2006 will be expensed upon grant. The Company will continue to allocate the expense for unvested stock options granted prior to January 1, 2006 over the vesting period, unless the employee retires. See Note 19 — Incentive Stock Plans for additional information about the Company’s stock-based compensation awards.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the Act) includes tax relief for domestic manufacturers by providing a tax deduction of up to 9 percent (when fully phased-in) of the lesser of “qualified production activities income” (as defined by the Act) or taxable income. In conjunction with creating this new deduction, the Act phases out the current Extraterritorial Income Exclusion (EIE) over the next two years. The FSP requires that the new deduction be accounted for as a special deduction because it is based on the future performance of specific activities, including level of wages. The Company adopted the provisions of FSP 109-1 in 2005 and recorded a tax benefit comparable to that under the EIE in 2004.

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. SFAS No. 109 requires adjustment of deferred tax assets and liabilities for the effect of a change in tax rates in the period that includes the enactment date of the Act. The purpose of this

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FSP was to grant companies additional time to evaluate the effect of the Act on their plans for reinvestment or repatriation of foreign earnings, postpone recognition until such determination is made and to provide guidance for disclosures during reporting periods when determination has not yet been made. The FSP requires disclosure of a company’s status of its determination, its expected date of completion and a range of reasonably possible amounts considered for repatriation, including the related tax effects of doing so. The Company repatriated qualifying earnings during the third and fourth quarters of 2005 and has substantially completed the required reinvestment of the dividends in the U.S. as required by the Act. See Note 9 — Income Taxes.

In November 2004, the FASB issued SFAS No. 151, Amendment of ARB No. 43, Chapter 4. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4 — Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted the standard on January 1, 2006, which did not have a material impact on its financial condition, results of operations or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits with maturities at date of acquisition of three months or less.

Inventory

Inventories are valued at the lower of cost or market. The costs of manufactured performance fibers are determined on the first-in, first-out (FIFO) basis. Other products are valued on an average cost basis. Inventory costs include material, labor and manufacturing overhead. Physical counts of inventories are taken at least annually. The need for a provision for estimated losses from obsolete, excess or slow-moving inventories is reviewed periodically.

HBU real estate properties that are expected to be sold within one year are included in inventory, while properties that are expected to be sold after one year are included in “Other assets.”

Equity Method Investments

In 2005, the Company entered into a joint venture (JV) with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management. The Company’s investment of approximately $122 million, representing a 49.7 percent equity interest, was made primarily by its REIT. The Company accounts for its interest in the JV under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. Rayonier does not have a controlling financial interest but exerts significant influence over the JV’s operating and financial policies.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

time the timber is harvested or the timberland is sold, based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Timber is stated at the lower of cost or market value.

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

The Company depreciates its assets using units-of-production and straight-line depreciation methods. At its Performance Fibers facilities, the units-of-production method is used for all assets except office, lab, and transportation equipment which are depreciated using the straight-line method over 10 to 15 years. In addition, all of the assets at the Company’s sawmills are depreciated using the straight-line method over 3 to 15 years. Buildings and land improvements are depreciated using the straight-line method over 25 to 35 years and 15 to 25 years, respectively. Rayonier normally claims the maximum depreciation deduction allowable for tax purposes.

The Company utilizes the accrue-in-advance method within the fiscal year to record reserves for planned annual major maintenance during shut down at its two Performance Fibers mills. Routine repair and maintenance costs are expensed as incurred. The major types of maintenance costs accrued as required by Emerging Issues Task Force Topic D-88, Planned Major Maintenance Activities, include, but are not limited to, repair and operating labor, supplies and purchased services. No major maintenance accruals were outstanding at December 31, 2005 or 2004.

Foreign Currency Translation

The functional currency of the Company’s New Zealand-based operations and its JV investment is the New Zealand dollar. All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the respective balance sheet dates with the resulting translation gain or loss recorded as a separate component of accumulated other comprehensive income/(loss), (AOCI), within shareholders’ equity.

Financial Instruments

The Company is exposed to various market risks, including changes in interest rates, commodity prices and foreign exchange rates. The Company’s objective is to partially mitigate the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee, whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into such financial instruments for trading or speculative purposes.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative financial instruments such as interest rate swap agreements and foreign exchange contracts be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Transactions that provide for the forward purchase or sale of raw materials are not included in the financial statements until physical delivery of the product, as these transactions are done in the normal course of business and qualify for treatment as normal purchases and sales under SFAS No. 133.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Commodity Swap Agreements

The Company periodically enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil and natural gas prices. The Company’s commodity agreements do not qualify for hedge accounting and are marked to market. Gains or losses resulting from the valuation are recorded in “Other operating income, net.”

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

Revenue Recognition

The Company generally recognizes revenues when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred, (iii) the Company’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

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

Real estate sales are recorded when title passes and when full payment or a minimum down payment of 25 percent is received and full collectibility is assured, in compliance with SFAS No. 66, Accounting for Sales of Real Estate. If a down payment of less than 25 percent is received at closing, the Company records revenue based on the installment method. The Company follows the same revenue recognition policy when recording intercompany real estate sales from the REIT to the TRS and eliminates these transactions on a consolidated basis.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue from domestic sales of Performance Fibers products is recorded when goods are shipped and title passes. Foreign sales of Performance Fibers products are recorded when the customer or agent receives the goods and title passes.

Lumber sales are recorded when the goods are shipped and title passes.

The Company’s Other segment includes log and wood products trading sales. In the Northwest U.S. and in Chile, all log trading sales are domestic and revenue is recorded when the goods are received by the customer and title passes. In New Zealand, approximately half of the log trading sales are exported. Domestic New Zealand sales are recorded when the goods are received by the customer and title passes. Revenue on export sales is recorded when the goods are shipped to the customer and title passes.

Revenue is recognized on domestic wood products trading sales when the product arrives at the contracted destination and title passes. Export wood products trading revenue is recognized when the product is shipped and title passes.

Freight and handling costs

Costs for freight and handling are reported in cost of sales.

Environmental Costs

Rayonier expenses environmental costs related to ongoing businesses resulting from current operations. Expenditures that meaningfully extend the life or increase the efficiency of operating assets are capitalized. The Company expenses environmental obligations related to dispositions or discontinued operations from which no current or future benefit is discernible and accrues its obligation to remediate and monitor environmental liabilities. These obligations are projected for a span of up to 20 years from inception of individual projects and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2006 through 2025, reflects the time in which potential future costs are both estimable and probable and are reviewed annually and adjusted when necessary, based on technological, regulatory or other changes that may affect them. The Company will accrue additional expense as new obligations become probable beyond the time frame of the initial reserve. Environmental reserves are reflected in current and non-current “Reserves for dispositions and discontinued operations” in the Consolidated Balance Sheet.

Research and Development

Research and development efforts are directed primarily at further developing existing core products and technologies, improving the quality of cellulose fiber grades, absorbent materials and related products, improving manufacturing efficiency, reducing energy needs and developing improved environmental controls. Research activities related to timberland operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve financial returns from timberland assets. Research and development costs are expensed as incurred and aggregated $6.2 million, $7.3 million and $9.2 million in 2005, 2004 and 2003, respectively.

Income Taxes

Deferred income taxes are provided using the asset and liability method under the provisions of SFAS No. 109, Accounting for Income Taxes. Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. U.S. income taxes have not been provided on foreign earnings that the Company intends to permanently reinvest overseas.

Stock-Based Employee Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value based method under APB No. 25. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) which expired as to new grants on December 31, 2003, provided for the grant of up to 4.5 million common shares of incentive stock options, non-qualified stock options, stock appreciation rights,

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

performance shares and restricted stock, subject to certain limitations. Outstanding awards under the 1994 Plan were adjusted for the June 2003 stock split, the December 2003 stock dividend, and the October 2005 stock split. The exercise price of each non-qualified stock option equaled the market price of the Company’s stock on the date of grant. The non-qualified stock option’s maximum term, under the 1994 plan, is 10 years and two days from the date of grant. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock and Management Bonus Plan (the 2004 Plan). The 2004 Plan, as amended in May 2004 by shareholder approval, provides for 4.5 million common shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Outstanding awards under the 2004 Plan were adjusted for the October 2005 stock split. The 2004 Plan’s provision regarding exercise price of each non-qualified stock option is the same as the 1994 Plan discussed above. The non-qualified stock option’s maximum term, under the 2004 plan, is 10 years from the date of grant.

Pursuant to the disclosure requirements of SFAS No. 148, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts. See Note 19 — Incentive Stock Plans for additional information regarding the Company’s stock options.

	2005	2004	2003
Net income, as reported	$182,839	$156,901	$49,972
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	8,016	6,594	7,007
Total stock-based employee compensation cost determined under fair value method, net of related tax effects	(7,278)	(6,619)	(6,258)

Pro forma net income	$183,577	$156,876	$50,721

* Earnings per share:
Basic, as reported	$2.42	$2.11	$0.79
Basic, pro forma	$2.43	$2.11	$0.80

Diluted, as reported	$2.36	$2.05	$0.77
Diluted, pro forma	$2.36	$2.05	$0.78

*	Earnings per share amounts for 2004 and 2003 have been restated to reflect the three-for-two stock split on October 17, 2005.

Pension and Postretirement Benefits

Rayonier records pension and postretirement costs and liabilities, including an additional minimum liability, in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106(R), Employers’ Accounting for Postretirement Benefits Other Than Pensions. Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, health care cost trends, and longevity and service lives of employees. Management reviews and updates these assumptions periodically. See Note 20 — Employee Benefit Plans, for the disclosures required by SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

Reclassifications

Certain 2004 and 2003 amounts have been reclassified to agree with the current year presentation.

3.	SEGMENT AND GEOGRAPHICAL INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131: Timber, Real Estate, Performance Fibers, and Wood Products. Prior to the third quarter of 2005, Rayonier operated in three reportable business segments: Timber and Real Estate, Performance Fibers, and Wood Products. The Timber and Real Estate segment’s strategies included buying,

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

selling and managing timber and timberlands, as well as selling higher and better use (HBU) real estate to be used for conservation, development and large tract preservation. During the third quarter of 2005, the Company expanded its focus from sales of medium and large tracts of land to include more value-added activities, such as seeking entitlements and implementing infrastructure improvements directly or in participation with other developers, and established a real estate subsidiary, TerraPointe LLC, to lead these development activities. Under the new structure, the real estate operations are considered a separate operating and reportable business segment as defined by SFAS No. 131. Prior period operating results of the Timber and Real Estate segments presented herein conform to the new segment structure.

Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for HBU. In the future, the real estate segment may include revenue generated from properties with entitlements and infrastructure improvements, some of which may be in participation with developers. The assets of the Real Estate segment include HBU property held by TerraPointe and parcels under contract previously in the Timber segment. Allocations of depletion expense and non-cash costs of land sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. The accounting policies of all operating segments are the same as those described in Note 2 — Summary of Significant Accounting Policies. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Operating income/(loss), as stated in the following table and as presented in the Consolidated Statements of Income and Comprehensive Income, is equal to segment income/(loss). The income/(loss) items below “Operating income” in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest, miscellaneous income/(expense) and income tax (expense)/benefit, are not considered by Company management to be part of segment operations.

In 2005, the Company entered into a joint venture (JV) with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management, under which the JV purchased approximately 354,000 acres of New Zealand timberlands, including 118,000 acres from Rayonier. The Company’s investment of approximately $122 million, representing a 49.7 percent equity interest, was made primarily by its REIT. In addition to having an equity investment, the Company manages the JV’s 354,000 acres of timberlands for which it receives a management fee. The JV is included in the Timber segment. See Note 6 — Joint Venture Investment for additional information on the JV.

In August 2005, the Company sold its MDF business and the operations are now shown as discontinued operations (see Note 7 — Sale of Medium-Density Fiberboard Business (MDF)). These operations were previously included in the Wood Products segment, which has been restated to exclude the operations and assets of MDF for all periods presented.

In 2005, no single customer or group of customers under common control represented 10 percent or more of the Company’s consolidated sales; however, two customers comprised 10 and 18 percent of the Performance Fibers segment’s sales, and one customer comprised 16 percent of the Timber segment’s sales. The loss of any of these customers could have a material adverse effect on these segments’ results of operations.

In 2004, a group of customers under the common control of Eastman Chemical Company and its affiliates represented approximately 20 percent of the Performance Fibers segment’s sales and 11 percent of the Company’s consolidated sales.

In 2003, no single customer or group of customers under common control represented 10 percent or more of any segment’s sales or the Company’s consolidated sales.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Segment information for each of the three years ended December 31, 2005, follows (in millions of dollars):

	Sales			Operating Income/ (Loss)
	2005	2004	2003	2005	2004	2003
Timber	$208	$186	$153	$87	$72	$52
Real Estate *	86	96	106	64	75	87
Performance Fibers	628	582	534	53	47	(3)
Wood Products	137	126	97	16	13	—
Other	123	174	172	1	6	—
Corporate and eliminations **	(1)	(1)	(2)	(38)	(40)	(30)

Total	$1,181	$1,163	$1,060	$183	$173	$106

*	Operating income includes a charge for the non-cash cost of real estate sold of $11 million, $10 million and $6 million in 2005, 2004 and 2003, respectively.
**	Includes unallocated corporate expenses and intersegment eliminations.

	Gross Capital Expenditures			Depreciation, Depletion and Amortization			Identifiable Assets
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Timber *	$58	$124	$34	$61	$56	$57	$959	$1,118	$1,033
Real Estate	—	—	—	4	4	9	30	39	30
Performance Fibers	45	47	44	75	77	78	460	489	518
Wood Products	5	5	11	7	8	6	40	44	47
Other	1	1	2	—	1	1	35	30	41
Corporate	—	—	—	—	—	—	310	137	82
Dispositions	—	—	—	—	—	—	5	5	5
Discontinued Operations	—	—	—	—	—	—	—	82	84

Total	$109	$177	$91	$147	$146	$151	$1,839	$1,944	$1,840

*	Timber gross capital expenditures include strategic acquisitions of $24 million and $89 million in 2005 and 2004, respectively. Timber assets include the $82 million equity method investment in the JV.

Product Line Information

Sales by product line for each of the three years ended December 31, 2005, were as follows (in millions of dollars):

	Year Ended December 31,
	2005	2004	2003
Timber	$208	$186	$153
Real Estate
Rural	42	25	36
Development	42	67	61
Other	2	4	9

Total Real Estate	$86	$96	$106

Performance Fibers
Cellulose Specialties	449	419	378
Absorbent Materials	179	163	156

Total Performance Fibers	$628	$582	$534

Wood Products	137	126	97
Other	123	174	172
Intersegment Eliminations	(1)	(1)	(2)

Total Sales	$1,181	$1,163	$1,060

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Geographical Operating Information

Information by geographical operating area for each of the three years ended December 31, 2005, was as follows (in millions of dollars):

	Sales			Operating Income/(Loss)			Identifiable Assets
	2005	2004	2003	2005	2004	2003	2005	2004	2003
United States	$1,122	$1,087	$1,003	$182	$168	$100	$1,731	$1,680	$1,578
New Zealand	49	50	45	1	5	7	97	227	207
All Other	10	26	12	—	—	(1)	11	37	55

Total	$1,181	$1,163	$1,060	$183	$173	$106	$1,839	$1,944	$1,840

Rayonier’s sales by destination for each of the three years ended December 31, 2005, were as follows (in millions of dollars):

	Sales by Destination
	2005	%	2004	%	2003	%
United States	$739	63	$736	63	$667	63
Europe	161	14	134	11	128	12
Japan	72	6	80	7	73	7
China	61	5	66	6	62	6
Other Asia	52	4	54	5	40	3
Latin America	37	3	31	3	30	3
New Zealand	30	2	30	2	30	3
Canada	20	2	20	2	22	2
All other	9	1	12	1	8	1

Total Sales	$1,181	100	$1,163	100	$1,060	100

The majority of sales to foreign countries are denominated in U.S. dollars.

4.	LIKE-KIND EXCHANGES AND RESTRICTED CASH

Under current law, the built-in gains tax from the sale of REIT property referred to in Note 9 — Income Taxes can be eliminated if sales proceeds from relinquished properties are reinvested in similar property within required time periods as outlined in Internal Revenue Code (IRC) Section 1031 regarding like-kind exchanges (LKE), so long as the replacement property is owned at least until expiration of the built-in gain period (ten-year period which began on January 1, 2004). However, this does not restrict the Company’s ability to sell timber on a pay-as-cut basis from such replacement property during the built-in gain period. In 2005 and 2004, the Company realized a tax benefit of $3.2 million or $0.04 per share, and $11.3 million or $0.15 per share, respectively, resulting from LKE of real estate.

The proceeds from real estate sales are accounted for as restricted cash and must be deposited with a third party intermediary in order to qualify for LKE treatment if a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company and reclassified as available cash after 180 days. As of December 31, 2005 and 2004, the Company had $2.5 million and $2.2 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other assets”, which were deposited with an LKE intermediary. At December 31, 2004, the Company had $3.5 million deposited with an LKE intermediary recorded in “Other current assets” from real estate sales not matched with LKE purchases, which was returned to Rayonier in January 2005.

5.	FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

The qualifying earnings of Rayonier International Financial Services Limited (RIFSL), a wholly owned subsidiary of TRS, were repatriated on August 12, 2005 and October 5, 2005. RIFSL received a $227.8 million New Zealand dollar (NZD)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

5.	FINANCIAL INSTRUMENTS (Continued)

payment on intercompany notes denominated in New Zealand dollars on October 3, 2005. On August 1, 2005, the Company began recording the impact of the fluctuations in the New Zealand dollar in its Consolidated Statements of Income and Comprehensive Income, since Rayonier New Zealand Limited (RNZ) intended to repay the intercompany notes. Prior to the settlement of these notes, the Company recorded a $2.4 million gain from revaluing the intercompany notes to the September 30, 2005 NZD/USD foreign exchange rate in “Interest and miscellaneous income, net.” In order to minimize the economic exposure from exchange rates, RIFSL entered into a foreign currency forward to hedge the conversion of New Zealand dollars to U.S. dollars. The contract matured on October 3, 2005 and the Company recorded a loss of $2.5 million on this forward currency contract.

In the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2005 and 2004, gains of approximately $0.8 million and $1.7 million, respectively, were recorded on foreign currency contracts primarily reflecting realized gains on matured contracts, plus the time value changes for outstanding contracts. In 2005 and 2004, the gains and losses representing the change in the forward contracts’ time value, which are excluded for purposes of measuring the contracts’ effectiveness, were insignificant and recorded in earnings over the life of the contracts. The Company had mark-to-market unrealized after-tax gains of approximately $0.4 million in AOCI in the Consolidated Balance Sheet as of December 31, 2004.

The Company had no outstanding foreign currency contracts at December 31, 2005. At December 31, 2004, the Company held $4.6 million of New Zealand foreign currency contracts maturing through June 2005. The largest amount of foreign currency forward contracts outstanding during 2005 and 2004 totaled $7.5 million and $10 million, respectively.

Interest Rate Swap Agreements

In April 2003, RFR entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to a six-month LIBOR plus 4.99 percent rate and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect from the interest rate swap is recorded as interest expense. During the years ended December 31, 2005 and 2004, this swap increased the Company’s interest expense by an immaterial amount and reduced the Company’s interest expense by $0.7 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at December 31, 2005 resulted in a liability of approximately $1.2 million and a corresponding decrease in debt.

In April 2004, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable maturing on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the years ended December 31, 2005 and 2004, this swap reduced the Company’s interest expense by $0.1 million and $0.6 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at December 31, 2005 resulted in a liability of approximately $1.3 million and a corresponding decrease in debt.

Commodity Swap Agreements

During the years ended December 31, 2005 and 2004, the Company realized gains of $3.1 million and $0.5 million, respectively, on fuel oil forward contracts that matured. The mark-to-market valuation on outstanding fuel oil forward contracts at December 31, 2005 and 2004 resulted in an asset of $0.8 million and a liability of $0.1 million, respectively. The mark-to-market adjustments were recorded in “Other operating income/expense.”

During the years ended December 31, 2005 and 2004, the Company realized gains of $0.8 million and $0.1 million, respectively, on natural gas forward contracts that matured. The mark-to-market valuation on outstanding natural gas forward contracts at December 31, 2005 and 2004 resulted in an asset of $0.3 million and a liability of $0.2 million, respectively. The mark-to-market adjustments were recorded in “Other operating income/expense.”

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

5.	FINANCIAL INSTRUMENTS (Continued)

At December 31, 2005 and 2004, the estimated fair values of Rayonier’s financial instruments were as follows:

	2005		2004
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$146,227	$146,227	$84,117	$84,117
Long-term debt	$(555,213)	$(602,217)	$(610,290)	$(660,020)
Foreign currency forward contracts	$—	$—	$685	$685
Interest rate swap agreements	$(2,557)	$(2,557)	$(790)	$(790)
Commodity swap agreements	$1,037	$1,037	$(294)	$(294)

See Note 2 — Summary of Significant Accounting Policies — Financial Instruments, for the methods and assumptions used in estimating the fair values of financial instruments.

6.	JOINT VENTURE INVESTMENT

On October 3, 2005, the Company entered into a JV arrangement with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management, under which the JV purchased approximately 354,000 acres of New Zealand timberlands. The JV used investor capital of approximately $245 million and secured bank debt of approximately $260 million to purchase RNZ’s (a wholly-owned subsidiary of Rayonier Inc.) forests consisting of 118,000 acres for approximately $187 million and 236,000 acres of New Zealand forests from Carter Holt Harvey (CHH), an Australasian forest products company, for approximately $301 million. The Company’s investment of approximately $122 million represents a 49.7 percent equity interest in the JV. The Company may reduce its equity interest in the future. In addition to having an equity investment, RNZ is serving as the manager of the JV forests.

The sale of RNZ’s forests resulted in $65 million in cash proceeds, net of the Company’s investment in the JV, and a $73 million gain, of which $37 million was recognized (based on the proportion of non-Rayonier (outside) interest in the JV on the date of sale) and the remaining $36 million was deferred. Rayonier’s investment in the JV is accounted for using the equity method of accounting. Income from the JV is reported in the Timber segment as operating income since the Company will manage the forests and its JV interest is an extension of RNZ’s operations. The JV is subject to New Zealand income taxes, however its timber harvest operations are REIT-qualifying and therefore, the Company generally is not required to pay U.S. federal income taxes on its equity investment income.

In the fourth quarter of 2005, Rayonier recorded a loss of $1.4 million due to JV start-up costs and delays in harvesting activities. Rayonier’s equity method investment at December 31, 2005 was $82 million, while its proportionate share of the fair market value of the JV’s net assets at December 31, 2005 was $118 million. The difference represents Rayonier’s unrecognized gain which will be recognized as timber and timberland is sold.

The Company’s recorded investment in the JV at December 31, 2005 was derived as follows (in millions of dollars):

2005
Initial investment in JV	$121.9
Deferred gain	(36.6)
Equity in loss of JV	(1.4)
Foreign exchange translation loss/other	(2.2)

Total	$81.7

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

6.	JOINT VENTURE INVESTMENT (Continued)

Summarized financial information for the JV during 2005 and at December 31, 2005 is as follows (in millions):

2005
Sales	$21.7
Operating loss	$(2.1)
Pretax loss from operations	$(10.4)
Net loss*	$(6.9)

December 31**
Current assets	$19.8
Timber and timberlands	528.6

Total assets	$548.4

Current liabilities	$14.9
Noncurrent liabilities	298.3
Partners’ capital	235.2

Total liabilities and equity	$548.4

*	The Company’s equity interest in the net loss of $1.4 million excludes interest on partners’ debt and includes the amortization of deferred gain.
**	The final purchase price allocation has not been completed for the JV.

7.	SALE OF MEDIUM-DENSITY FIBERBOARD BUSINESS (MDF)

In August 2005, the Company sold its MDF business located in New Zealand to Dongwha Hong Kong International Limited for approximately $40 million. The sale resulted in an insignificant gain. Prior to the sale, in the second quarter of 2005, an after-tax loss of $24.1 million was recorded to adjust the MDF assets to fair market value. The operations of MDF qualify as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The operating results of MDF have been segregated from continuing operations in the Consolidated Statements of Income and Comprehensive Income for all periods presented and the assets and liabilities associated with the MDF facility have been classified as “Assets of discontinued operations” and “Liabilities associated with discontinued operations” in the Consolidated Balance Sheet at December 31, 2004. The MDF operations and associated assets were previously reported in the Company’s Wood Products segment.

Operating results of the discontinued operation are summarized below:

	Twelve Months Ended December 31,
	2005	2004	2003
Sales	$31,873	$44,218	$41,267
Operating loss, including impairment loss	$(35,415)	$(2,966)	$(3,410)
Impairment loss, net of income tax benefit of $9,136	$(24,102)	$—	$—
Loss from sale of discontinued operations	$(27)	$—	$—
Net loss from discontinued operations	$(24,956)	$(3,162)	$(3,132)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

7.	SALE OF MEDIUM-DENSITY FIBERBOARD BUSINESS (MDF) (Continued)

The Consolidated Balance Sheet included assets and liabilities of discontinued operations as follows:

December 31, 2004
Assets
Accounts receivable, net	$3,993
Inventory	8,202
Other current assets	507
Property and equipment, net	66,203
Other assets	2,542

Total assets of discontinued operations	$81,447

Liabilities
Accounts payable	$3,775
Other current liabilities	5,352

Total liabilities associated with discontinued operations	$9,127

8.	OTHER ASSETS

Other assets include prepaid pension costs, long-term receivables, manufacturing and maintenance supplies not expected to be utilized within the next 12 months, HBU real estate inventory not expected to be sold within the next 12 months, and other deferred expenses including debt issuance and capitalized software costs. Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method and totaled $1.0 million, $1.0 million and $2.3 million in 2005, 2004 and 2003, respectively. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. Amortization of deferred software costs totaled $1.0 million, $1.6 million, and $2.7 million in 2005, 2004 and 2003, respectively.

9.	INCOME TAXES

The components of “Income from continuing operations, before income taxes” consist of U.S. income of $139.1 million, $111.1 million and $30.6 million, and foreign income of $51.7 million, $15.3 million and $28.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The benefit from/(provision for) income taxes from continuing operations consist of the following:

	2005	2004	2003
Current
U.S. federal	$(25,637)	$(15,755)	$(2,687)
State and local	514	(977)	(183)
Foreign	(5,521)	(2,082)	(1,824)

	(30,644)	(18,814)	(4,694)

Deferred
U.S. federal	51,845	48,643	(2,101)
State and local	660	(86)	(185)
Foreign	(4,913)	3,906	897

	47,592	52,463	(1,389)

Total	$16,948	$33,649	$(6,083)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

Deferred income taxes result from recording revenues and expenses for financial reporting in one period but in different periods for tax reporting purposes. The nature of the temporary differences and the resulting net deferred tax liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Gross deferred tax assets:
Reserves for dispositions and discontinued operations	$51,609	$56,642
Gains on timberland sales	11,700	6,485
Employee benefits	27,717	34,812
Foreign and state NOL carryforwards	13,564	43,858
State tax credit carryforwards	10,242	8,357
Other	11,398	22,363

	126,230	172,517

Gross deferred tax liabilities:
Accelerated depreciation and depletion	(88,300)	(129,138)
Tax on undistributed foreign earnings	—	(32,900)
Pension and other employee benefits	(31,015)	(26,155)
Other	(2,271)	(5,631)

	(121,586)	(193,824)

Less: Valuation allowance	(18,626)	(16,745)

Net deferred tax liability	$(13,982)	$(38,052)

Current net deferred tax asset	$14,056	$8,395
Noncurrent deferred tax asset	4,198	10,434
Noncurrent net deferred tax liability	(32,236)	(56,881)

Net deferred tax liability	$(13,982)	$(38,052)

Included in the above table are foreign and state net operating loss (NOL) and state tax credit carryforwards. At December 31, 2005, the Company had New Zealand NOL carryforwards of $16 million with an indefinite carryforward period. The Company also had $149.3 million of state NOL carryforwards and $10.2 million of Georgia state tax credit carryforwards. In general, the state NOL and credit carryforwards have an expiration term of 15 years. Based on its expectation regarding realization of these state tax benefits, the Company has recorded an $18.6 million valuation allowance representing the entire amount of the state tax benefits, as of December 31, 2005. Management believes that it will obtain the full benefit of the remaining net deferred tax assets based on its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to reverse.

In 2005 and 2004, the Company recorded tax benefits of $6.2 million and $4.4 million, respectively, related to the exercise of stock options. These amounts were credited directly to shareholders’ equity and are not included in the consolidated tax provisions.

General REIT Requirements

As a REIT, if certain requirements are met, only the taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on property held upon REIT conversion at January 1, 2004) on taxable sales of such property by the REIT during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland (and other assets) that will be sold within the ten year built-in gain period and retained a deferred tax liability for the book/tax basis difference for the expected income tax on such built-in gains. All deferred tax liabilities and assets related to the taxable REIT subsidiaries were retained. The remaining deferred tax liability of $78 million resulting primarily from U.S. timberland temporary differences was reversed in the first quarter of 2004 and recorded as an income tax benefit.

As a REIT, the Company can be subject to a 100 percent tax on the gain from entering into “prohibited transactions.” The Company believes it did not engage in any prohibited transactions during 2005 and 2004.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31, 2005 and 2004. Per share amounts shown below prior to the stock split occurring on October 17, 2005 have been restated.

	2005	2004
Capital gain	$1.35	$1.02
Non-taxable return of capital	0.36	0.47

Total cash distributions	$1.71	$1.49

Built-In Gains Tax

Under current law, the built-in gains tax from the sale of timberlands (REIT property) can be deferred and eliminated if sales proceeds from relinquished properties are reinvested in similar property within the requirements of Internal Revenue Code (IRC) Section 1031 regarding LKE, so long as the replacement property is owned at least until expiration of the ten-year built-in gain period (which began on January 1, 2004). However, this does not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the ten-year built-in gain period.

Undistributed Foreign Earnings

Prior to March 31, 2004, the Company did not provide for U.S. taxes on undistributed foreign earnings including approximately $123 million of undistributed foreign earnings it intended to permanently reinvest overseas. Following the Company’s conversion to a REIT, this strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, during 2004, the Company recognized $33.9 million of tax expense on undistributed foreign earnings that it expected to ultimately repatriate. On October 22, 2004, the American Jobs Creation Act (the Act) was signed into law. The Act included a deduction of 85 percent of certain foreign earnings that were repatriated prior to December 31, 2005. During 2005, the Company repatriated qualifying earnings approximating $154 million, and substantially completed the required reinvestment of the dividends in the U.S. Accordingly, a tax benefit of $25.4 million was recorded in 2005.

Tax Audits

In April 2005, Rayonier executed a settlement agreement with the Internal Revenue Service (IRS) regarding a disputed issue for its 1996 and 1997 taxable years. The Company reversed the final $9.5 million of federal tax reserves previously established for this issue in the first quarter of 2005 and reversed the final $1.7 million of state tax reserves in the third quarter of 2005 upon the filing of amended state tax returns reflecting the IRS settlement.

In June 2005, Rayonier reached an agreement with the IRS regarding disputed issues for its 1998 and 1999 taxable years, resulting in the second quarter reversal of a $7.2 million liability previously established for these issues. The Company expects to receive cash refunds of approximately $1.8 million for tax deposits previously paid on the disputed issues.

In August 2005, the IRS completed its field examination of taxable years 2000, 2001 and 2002. Rayonier reached an agreement with the IRS regarding certain disputed issues for those years, resulting in the third quarter reversal of a $3.1 million reserve previously established for these issues. The Company has appealed the IRS’ findings for “unagreed” issues and cannot predict the ultimate outcome and resolution of the disputed items at this time. The Company is in a net overpayment position of approximately $9.0 million before consideration of the disputed items.

The Company has other matters under review by various taxing authorities, including the IRS items noted above. The Company believes its positions on these matters as well as others, including the unagreed issues, are technically sound and its tax reserves at December 31, 2005 adequately reflect the probable resolution of these items. Nevertheless, it is reasonably possible that the final resolution of these matters could result in an additional tax liability of up to $8.5 million above established reserves.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

Provision for Income Taxes from Continuing Operations

The effective tax rate, before discrete items, increased from 11.4 percent in 2004, to 14.2 percent in 2005 due to lower LKE tax benefits and non-U.S. operations tax benefits.

The Company’s overall net tax benefit of $16.9 million for 2005 included the following discrete adjustments:

i.	the recognition of non-realizable New Zealand tax credits on U.S. withholding tax for prior years’ intercompany note interest ($2.9 million expense),

ii.	favorable IRS audit settlements, including the adjustment of accrued interest expense/income ($19.8 million benefit),

iii.	the effect of foreign exchange rate changes on U.S. tax on undistributed foreign earnings ($1.6 million benefit),

iv.	a U.S. tax benefit on repatriation of foreign earnings ($25.4 million benefit),

v.	tax expense on a favorable arbitration award ($3.0 million expense),

vi.	favorable adjustment of employee related costs between non-taxable and taxable entities ($1.5 million benefit), and

vii.	return to accrual adjustments ($0.3 million expense).

The Company’s overall tax benefit of $33.6 million for 2004 included the following discrete adjustments:

i.	a reversal of deferred taxes resulting from the REIT conversion ($77.9 million benefit),

ii.	the establishment of a liability for repatriation of foreign earnings ($28.2 million expense),

iii.	return to accrual adjustments ($1.4 million benefit), and

iv.	the effect of foreign exchange rate changes on U.S. tax on undistributed foreign earnings ($3.0 million expense).

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($19.1 million) and corporate overhead expenses associated with REIT activities ($13.9 million). The Company’s net tax benefit from REIT activities for 2005 was $28.3 million. During 2005, the Company completed LKE transactions for $10.2 million of its timberland real estate sales which resulted in tax benefits of $3.2 million. During 2004, the Company completed an $89 million LKE transaction, which resulted in a tax benefit of $11.3 million.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

A reconciliation of the income tax provision at the U.S. statutory rate to the reported provision for income taxes follows:

	2005	%	2004	%	2003	%
Income tax provision from continuing operations at U.S. statutory rate	$(66,797)	(35.0)	$(44,244)	(35.0)	$(20,715)	(35.0)
State and local taxes, net of federal benefit	(1,028)	(0.5)	(638)	(0.5)	(272)	(0.5)
REIT income not subject to federal tax	28,255	14.8	24,506	19.4	—	—
Foreign operations*	6,896	3.6	4,451	3.5	11,416	19.3
Tax benefit on foreign sales	2,560	1.3	2,359	1.8	1,416	2.4
Permanent differences	257	0.1	856	0.7	1,051	1.8
Discrete items included in pretax income	4,920	1.6 **	—	—	—	—
Tax credits and other, net	(214)	(0.1)	(1,671)	(1.3)	(1,051)	(1.8)

Income tax provision from continuing operations before discrete items	(25,151)	(14.2)	(14,381)	(11.4)	(8,155)	(13.8)
U.S. tax benefit on repatriation of foreign earnings	25,400	13.3	—	—	—	—
Favorable IRS audit settlements, including adjustment of accrued interest expense/income	19,837	11.0 **	—	—	2,323	3.9
Tax on favorable arbitration award	(2,977)	(1.2)**	—	—	—	—
Non-realizability of New Zealand tax credits on U.S. withholding tax for prior years’ intercompany note interest	(2,955)	(1.5)	—	—	—	—
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	1,600	0.8	(3,000)	(2.4)	—	—
Favorable adjustment of employee related costs between non-taxable and taxable entities	1,462	0.8	—	—	—	—
Return to accrual adjustment	(268)	(0.2)	1,376	1.1	(251)	(0.4)
Reversal of deferred tax liability—REIT conversion	—	—	77,854	63.1	—	—
U.S. tax on prior undistributed foreign earnings	—	—	(28,200)	(22.9)	—	—

Income tax benefit/(provision) from continuing operations as reported	$16,948	8.8	$33,649	27.5	$(6,083)	(10.3)

*	Primarily from foreign exchange and rate differentials.
**	Adjusted for change in pretax income due to discrete items.

On June 28, 2005, the Board of Directors approved a plan to sell the MDF business located in New Zealand and on August 28, 2005, the Company completed the sale. During the years ended December 31, 2005, 2004 and 2003, the Company’s pre-tax losses from the MDF business were $35.4 million $3.0 million, and $3.4 million, respectively. See Note 7 — Sale of Medium-Density Fiberboard Business (MDF) for additional information.

A reconciliation of the income tax provision from discontinued operations at the U.S. statutory rate to the reported provision for income taxes follows:

	2005	%	2004	%	2003	%
Income tax benefit from discontinued operations at U.S. statutory rate	$12,395	35.0	$1,038	35.0	$1,193	35.0
State and local income tax benefit	425	1.2	36	1.2	38	1.1
Permanent differences related to foreign exchange rate changes	(2,361)	(6.7)	(1,270)	(42.8)	(953)	(27.9)

Income tax benefit/(provision) from discontinued operations as reported	$10,459	29.5	$(196)	(6.6)	$278	8.2

10.	INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE

Basic earnings per share (EPS) is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, contingent performance shares and restricted shares. In 2005, there were 26,500 stock options that

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

10.	INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE (Continued)

were excluded from the computation of diluted EPS due to their anti-dilutive effect. In 2004, there were no stock options, contingent performance shares or restricted shares that were excluded from the computation of diluted EPS due to their anti-dilutive effect; however, in 2003, 322,800 were excluded under those circumstances.

The following table provides details of the calculation of basic and diluted EPS for 2005, 2004 and 2003:

	2005	2004*	2003*
Income from continuing operations**	$207,795	$160,063	$53,104

Shares used for determining basic EPS	75,504,800	74,445,864	63,394,252
Dilutive effect of:
Stock options	1,413,135	1,446,683	686,351
Contingent shares and restricted shares	726,317	640,716	546,320

Shares used for determining diluted EPS	77,644,252	76,533,263	64,626,923

*	Share amounts have been restated to reflect the October 17, 2005 three-for-two stock split.
**	Income from continuing operations for 2004 and 2003 have been restated for the sale of the MDF business in 2005. See Note 7 — Sale of Medium-Density Fiberboard Business (MDF) for more information.

On December 19, 2003, the Company paid a special dividend in conjunction with its conversion to a REIT. The dividend consisted of 9,527,963 shares of common stock and $61 million in cash. The following reflects the pro forma results giving effect to the common stock dividend on January 1, 2003 for diluted earnings per share for the year ended December 31, 2003:

2003
Income from continuing operations	$53,104

Diluted earnings per share:
As reported	$0.82
Pro forma	$0.72

11.	INVENTORY

As of December 31, 2005 and 2004, Rayonier’s inventory included the following:

	2005	2004
Finished goods*	$65,214	$60,155
Work in progress	8,666	7,908
Raw materials	10,013	6,863
Manufacturing and maintenance supplies	1,652	1,734

Total inventory	$85,545	$76,660

*	Includes $9.9 million and $9.7 million of HBU real estate held for sale at December 31, 2005 and 2004, respectively.

12.	DEBT

Rayonier’s debt included the following at December 31, 2005 and 2004:

	2005	2004
Revolving credit facility borrowings at a weighted average interest rate of 3.46%	$—	$95,000
Term loans due 2006 at interest rates of 5.67% at December 31, 2005 and 3.63% at December 31, 2004	2,795	5,885
Pollution control and industrial revenue bonds due 2006-2020 at variable interest rates of 4.73% to 6.20%	73,285	73,770
Installment notes due 2007-2014 at fixed interest rates of 8.29% to 8.64%	485,000	485,000
Interest rate swap carrying value	(2,557)	(790)

Total debt	558,523	658,865
Less: Current maturities	(3,310)	(48,575)

Long-term debt	$555,213	$610,290

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

12.	DEBT (Continued)

Principal payments due during the next five years and thereafter are as follows:

2006	$3,310
2007	118,005
2008	23,885
2009	148,120
2010	660
Thereafter	267,100

Total Debt	$561,080

Rayonier has the ability to borrow up to $250 million under an unsecured revolving credit facility that expires in November 2006. The Company plans to refinance the facility before it expires. During 2004, the Company utilized $50 million of the revolving credit facility to refinance the medium term notes that matured and $45 million was utilized by the TRS to purchase timberland from RFR, for a total of $95 million. These borrowings were subsequently repaid in 2005. The Company had $235 million and $141 million of available borrowings at December 31, 2005 and 2004, respectively. The 2005 and 2004 available borrowings have been reduced by $15 million and $14 million of standby letters of credit issued under the facility, respectively. In addition to the credit facility, the Company has on file with the Securities and Exchange Commission, a shelf registration statement to offer $500 million of new public debt and equity securities, of which, $247 million was available at December 31, 2005 and 2004.

The Company reduced its long-term debt by $99 million in 2005 primarily due to strong operating cash flows, net proceeds from the monetization of the New Zealand timber assets and the sale of the MDF business. During 2004, the Company increased its long-term debt by $45 million.

The carrying value of long-term debt was decreased by $2.5 million and $0.8 million, as of December 31, 2005 and 2004, respectively, to reflect the fair market value of the interest rate swaps held. See Note 5 — Financial Instruments for more information.

In connection with the Company’s long term debt and $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. In addition, there are covenant requirements in effect for RFR setting a minimum ratio of cash flow to fixed charges.

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

The covenants are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect for Rayonier as of December 31, 2005, were as follows:

	Covenant Requirement	Actual ratio at December 31, 2005	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.50 to 1	6.00
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.41 to 1	2.59
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	3.93 to 1	1.43
Dividends paid should not exceed 90 percent of Covenant FFO	90%	42%	48%

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

12.	DEBT (Continued)

once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. As of December 31, 2005 and 2004 the amount of excess proceeds was approximately $31 million and $16 million, respectively.

As part of the Company’s REIT conversion and related restructuring, assets and debt were generally separated into two operating groups. One, RFR, owns most of the Company’s REIT eligible assets and conducts most of the REIT eligible activities. The other, TRS, directly and indirectly owns all other assets, conducts the activities not generally eligible for a REIT and, in the restructuring, assumed some debt of the Company and RFR in order to ensure that each of the operating groups has a capital structure appropriate to their business. The debt remaining in RFR and the parent company, with an associated deductible annual interest expense of $19 million, will not generate a tax benefit for the Company as it did prior to 2004 because as a REIT, it is not expected to have an ordinary income tax liability. Similarly, other costs borne by the Company or RFR which ordinarily are deductible for determining taxable income will not generally reduce the Company’s tax liability.

13.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for each of the three years ended December 31, 2005 is shown below. In the first quarter 2005, the Company’s quarterly dividend increased to $0.41 per common share and in the fourth quarter 2005 the Company’s quarterly dividend increased to $0.47 per common share which was $0.10 per share above the fourth quarter 2004 dividend. On September 14, 2005, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a stock dividend. On October 17, 2005, one additional share of common stock was issued for every two shares held to shareholders of record on October 3, 2005. The common share and dividends per share amounts for 2004 and 2003 shown below have been restated to reflect the 2005 stock split.

				Accumulated Other Comprehensive Income/(Loss)
	Common Shares		Retained Earnings		Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2003	62,363,690	$76,613	$664,037	$(30,938)	$709,712
Net income	—	—	49,972	—	49,972
Dividends ($0.70 per share)	—	—	(44,248)	—	(44,248)
Special dividend—common stock	9,527,963	252,650	(252,650)	—	—
Special dividend—cash	—	—	(61,155)	—	(61,155)
Cash in lieu of fractional shares	—	(173)	—	—	(173)
Issuance of shares under incentive stock plans	1,635,821	30,951	—	—	30,951
Unrealized gain on hedged transactions	—	—	—	44	44
Minimum pension liability adjustment	—	—	—	(925)	(925)
Tax benefit on exercise of stock options	—	4,769	—	—	4,769
Foreign currency translation adjustment	—	—	—	22,159	22,159

Balance, December 31, 2003	73,527,474	$364,810	$355,956	$(9,660)	$711,106

Net income	—	—	156,901	—	156,901
Dividends ($1.49 per share)	—	—	(111,378)	—	(111,378)
Issuance of shares under incentive stock plans	1,438,856	24,323	—	—	24,323
Unrealized loss on hedged transactions	—	—	—	(338)	(338)
Minimum pension liability adjustment	—	—	—	(217)	(217)
Tax benefit on exercise of stock options	—	4,380	—	—	4,380
Foreign currency translation adjustment	—	—	—	11,611	11,611

Balance, December 31, 2004	74,966,330	$393,513	$401,479	$1,396	$796,388

Net income	—	—	182,839	—	182,839
Dividends ($1.71 per share)	—	—	(129,434)	—	(129,434)
Issuance of shares under incentive stock plans	1,132,390	23,029	—	—	23,029
Cash in lieu of fractional shares	(6,154)	(356)	—	—	(356)
Unrealized loss on hedged transactions	—	—	—	(410)	(410)
Minimum pension liability adjustment	—	—	—	16,323	16,323
Tax benefit on exercise of stock options	—	6,178	—	—	6,178
Foreign currency translation adjustment	—	—	—	(9,705)	(9,705)

Balance, December 31, 2005	76,092,566	$422,364	$454,884	$7,604	$884,852

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) was comprised of the following as of December 31, 2005 and 2004:

	2005	2004
Foreign currency translation adjustments	$24,065	$33,770
Unrealized gains on hedged transactions, net of tax	—	410
Minimum pension liability adjustments, net of tax	(16,461)	(32,784)

Total	$7,604	$1,396

15.	RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include Rayonier’s Port Angeles, WA mill, which was closed in 1997; its wholly owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations in 1989 except for remedial activities; its Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or comparable state statutes relating to ten former wood processing sites where the Company no longer operates.

An analysis of activity in the reserves for dispositions and discontinued operations for the two years ended December 31, 2005, is as follows:

	2005	2004
Balance, January 1,	$146,054	$153,625
Expenditures charged to reserves	(8,697)	(7,801)
Additions to reserves	3,025	460
Reclassifications and other adjustments	—	(230)

Balance, December 31,	140,382	146,054
Less: Current portion	(12,422)	(12,126)

Non-current portion	$127,960	$133,928

Rayonier has identified specific reserves for three SWP sites, (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as material and requiring separate disclosure. An analysis of the reserve activity for the two years ended December 31, 2005 is as follows:

	RESERVE ACTIVITY (in millions) as of December 31,
Sites	2003	Expenditures	Revisions to Estimates*	2004	Expenditures	Revisions to Estimates*	2005
Augusta, GA	$19.5	$(0.7)	$—	$18.8	$(0.8)	$(0.6)	$17.4
Spartanburg, SC	18.9	(0.7)	—	18.2	(0.9)	(0.1)	17.2
East Point, GA	13.6	(0.5)	0.7	13.8	(0.4)	(0.7)	12.7
Other SWP sites	83.1	(2.4)	(0.7)	80.0	(4.7)	1.4	76.7

Total SWP	135.1	(4.3)	—	130.8	(6.8)	—	124.0
Port Angeles, WA	12.5	(3.1)	(0.4)	9.0	(1.6)	1.1	8.5
All other sites	6.0	(0.4)	0.7	6.3	(0.3)	1.9	7.9

TOTAL	$153.6	$(7.8)	$0.3	$146.1	$(8.7)	$3.0	$140.4

*	Includes reclassifications between the reserves.

A brief description of each of these sites is as follows:

Augusta, Georgia — SWP operated a wood treating plant at this site from 1928 to 1988 and is the only known PRP. The majority of visually contaminated surface soils have been removed, and currently remediation activities consist of a groundwater recovery system. The site operates under a 10-year Resource Conservation and Recovery Act (RCRA)/Hazardous and Solid Waste Amendments of 1984 hazardous waste permit, which expires in 2014. Current cost estimates could change if discharge volumes increase or decrease drastically or if changes to current remediation activities are required in the future. Total spending to date at December 31, 2005 was $60.8 million. The Company’s current reserves cover its obligations for remaining remedial and monitoring activities through 2025.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

15.	RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Continued)

Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989 and is the only known PRP at this site. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone-sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. The cost estimate for this site includes cleanup of an adjoining area also owned by SWP, which appears to have received runoff from a portion of the former operating plant. SWP is currently awaiting applicable permits prior to starting the cleanup of the adjoining property. Total spending to date at December 31, 2005 was $33.8 million. The Company’s current reserves cover its obligations for remaining remedial and monitoring activities through 2025.

East Point, Georgia — SWP operated a wood preserving facility at this site from 1908 to 1984 which is subject to a 30-year RCRA hazardous waste facility permit, the conditions of which are renewed every 10 years. The facility has active remedial measures in place, although limited additional remedial measures may be necessary. Total spending to date at December 31, 2005 was $14.6 million. The Company’s current reserves cover its obligations for remaining remedial and monitoring activities through 2025. Also included in the reserves for the SWP sites are soil remediation costs related to the recycling of 150,000 tons of contaminated soil by a third-party processor in Louisiana. See Note 16 — Contingencies for additional information.

Port Angeles, Washington — Rayonier operated a dissolving sulfite pulp mill on a 70-acre site on Port Angeles, Washington’s harbor from 1930 to 1997. The mill was dismantled in 1997 and 1998 and was evaluated for Superfund listing by the U.S. Environmental Protection Agency (EPA) during the same period. The EPA subsequently deferred the site to the State of Washington in May 2000. Mill demolition, extensive investigation and several interim clean up actions for petroleum and PCB contamination have been completed; however, reserves for this site of approximately $8.5 million are required at December 31, 2005 for further remediation and monitoring costs.

Cumulative environmental and disposition spending for all other sites included in the reserves was $102 million as of December 31, 2005.

Rayonier currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2006 and 2007 will be approximately $12 million per year. Such costs will be charged against reserves for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. The Company believes established reserves are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves. As of December 31, 2005, this amount could range up to $29 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies, and in environmental remediation technology.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

16.	CONTINGENCIES

From time to time , Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters.

Legal Proceedings

The Company is involved in various legal actions, including those involving environmental matters that are discussed more fully in Note 15 — Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Between 1985 and 1995, SWP (a wholly owned subsidiary of the Company) sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites (East Point) to a third-party processor in Louisiana for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Department of Justice (DOJ) and the State of Louisiana, through its Department of Environmental Quality (LDEQ), in United States District Court for the Western District of Louisiana (the Court) against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that are still owned and retained by the processor. SWP, DOJ and LDEQ have been engaged in discussions regarding a settlement of this matter. On July 14, 2005 DOJ filed a motion to dismiss SWP’s Amended Complaint in Intervention in this case and, in the event the SWP complaint was not dismissed by the Court, DOJ filed an answer to the complaint. DOJ also asked the Court for leave to file a counterclaim against SWP and the Company, which would assert claims for cost recovery under CERCLA in respect of the investigation and remediation of the sites owned by the third party processor. Trial in this matter is currently scheduled for June 2006, although potential settlement alternatives are being explored. If no settlement is reached in this matter, the Company will vigorously defend itself. The Company believes that its reserves at December 31, 2005 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute.

In 1998, the EPA and the New Jersey Department of Environmental Protection (DEP) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (Combe). It is alleged that the Company’s former ERD in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered, nonbinding alternative dispute resolution process is ongoing and it is expected that the court-appointed neutral will issue a report and recommendations sometime in 2006. Settlement discussions have not substantially progressed to date, but are expected to accelerate upon issuance of the neutral’s report. The Company believes that its reserves at December 31, 2005 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

The Company received an April 22, 2005 letter from the Environmental Protection Division of the Georgia Department of Natural Resources (EPD), which identified it as a responsible party under the Georgia Hazardous Site Response Act for potential polychlorinated biphenyl (PCB) contamination allegedly originating from a third party-owned site in Jesup, Georgia. Approximately 60 other parties received similar letters. It is unclear at this time as to the nature, extent or scope of any potential contamination at the site. The Company is currently unable to estimate the amount and probability of any potential exposure.

In the third quarter of 2005, the Company advised EPD of the results of certain testing undertaken by the Company at its Jesup, Georgia mill. This testing related to potential non-capture of certain methanol emissions during a particular stage of the mill’s pulp manufacturing process. The potential non-capture at issue appears to have taken place during portions of three years between 2001 and 2004. While the Company’s position is that no applicable law or regulation has been violated, EPD was voluntarily notified by the Company. To date, no notices of violation or citations have been issued by EPD. Discussions with EPD over this matter are ongoing, and there can be no assurances as to the outcome. The Company believes that its reserves at December 31, 2005 adequately reflect the probable costs to be incurred upon the ultimate resolution of this matter.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

16.	CONTINGENCIES (Continued)

The Company and the Board of Assessors of Wayne County, Georgia (the County) executed an agreement which, among other things, provided that the parties would resolve a property tax dispute through binding arbitration, and on December 22, 2004, the arbitration agreement was approved by the Georgia Superior Court (the Court). On September 10, 2005, after completion of a six-day arbitration, the Company received a favorable arbitration ruling in connection with a dispute over property tax assessments for tax years 2002 to 2004 for the Jesup mill real and personal property located in the County. The arbitrators’ decision will result in the County owing the Company a refund of approximately $5.1 million for excess taxes paid. Additionally, the decision would allow the Company to reverse its $2.8 million accrued property tax balance. In December 2005, the County filed motions with the Court claiming, among other things, that it did not have the power and authority to enter into the arbitration agreement with Rayonier, and that the arbitrators’ favorable decision should be vacated. The Company is vigorously opposing the County’s motions. Due to the County’s actions, and in compliance with SFAS No. 5, Accounting for Contingencies, no refund for excess taxes paid or adjustment for taxes accrued have been recorded in the Company’s financial statements as of December 31, 2005.

Environmental Matters

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and CERCLA and similar state laws and regulations. Management closely monitors its environmental responsibilities, and believes that the Company is in substantial compliance with current environmental requirements. In addition to ongoing compliance with laws and regulations, the Company’s facilities operate in accordance with various permits, which are issued by state and federal environmental agencies. Many of these permits impose operating conditions on the Company which require significant expenditures to ensure permit compliance. In addition, upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions in response to new environmental laws and regulations, or more stringent interpretations of existing laws and regulations. It is the opinion of management that substantial expenditures over the next ten years will be required in the area of environmental compliance. During 2006 and 2007, Rayonier expects spending on environmental capital projects, exclusive of discontinued operations described in Note 15 — Reserves for Dispositions and Discontinued Operations, to be approximately $4 million and $2 million, respectively.

The EPA finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s two Performance Fibers dissolving pulp mills and two other similar mills. (The EPA uses the term “Cluster Rules” to identify parallel rule-making for water and air technology-based discharge limits for pulp and paper mills.) In late 2003, EPA informed Rayonier that it was delegating its Cluster Rule rulemaking authority for these four mills to the environmental agencies of the respective states. Rayonier will continue to work with the EPA and the applicable state environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next five years (2006 - 2010) associated with Cluster Rule compliance and other environmental regulations are not expected to exceed $21 million. Such capital expenditures are not expected to cause total capital expenditures to exceed an annual average of $100 million to $110 million.

Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may in certain cases prevent timber harvesting, road building and other activities on private lands, including a portion of the Company’s timberlands. Over the past several years, the harvest of timber from the Company’s timberlands in the State of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report, which led the Washington Forest Practices Board to adopt rules further restricting timber harvesting within buffers along streams with fish habitat. All of these restrictions have caused Rayonier over time to restructure and reschedule its harvest plans and have reduced the total volume of timber available for harvest. For the most part, however, the Company anticipated these restrictions and expects to sustain past harvest levels in the foreseeable future.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

17.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs, and State and foreign governmental agencies. As of December 31, 2005, the following financial guarantees were outstanding:

Financial Commitments (000’s)	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit(1)	$78,146	$62,104
Guarantees(2)	11,262	96
Surety bonds(3)	7,219	1,940

Total financial commitments	$96,627	$64,140

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance coverages, primarily workers’ compensation and pollution requirements. These letters of credit will expire at various dates during 2006 and are typically rolled over as required.

(2)	In conjunction with the sale of Rayonier’s New Zealand timberlands to the JV in October 2005 (see Note 6 — Joint Venture Investment for additional information), the Company guaranteed five years of Crown Forest license obligations with annual potential payments of approximately $1.2 million. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. The Company would have to perform if the bank defaulted on the bond. A $54 thousand liability, representing Rayonier’s obligation to perform, was recorded in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This guarantee expires in 2010.

In conjunction with the sale of Rayonier’s New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bankers pursuant to the bond. Rayonier would have to perform under the guarantee and seek legal redress from the owner if the bankers defaulted on the bond. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of December 31, 2005, two years of obligations remained, estimated at $1.5 million per year. This guarantee expires in 2007.

In 2004, the Company sold approximately 15,000 acres of timberland for approximately $25 million. A 15-year installment note was received from the buyer, with a fixed interest rate of 5.17 percent. In addition, the buyer delivered an irrevocable letter of credit from a major banking institution that secures all payments of principal and interest under the installment note. The Company monetized the note by contributing the note and the letter of credit to a bankruptcy-remote limited liability subsidiary that meets the requirements of a qualified special purpose entity (QSPE) as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As such, the QSPE is not consolidated in the Company’s financial statements. Using the installment note and the letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes with a fixed interest rate of 5 percent and remitted cash of $22.5 million to the Company. At closing, the Company recorded a retained interest of $2.8 million in the QSPE. In conjunction with this timberland sale and note monetization, the Company issued a make-whole agreement pursuant to which Rayonier guaranteed $2.5 million of obligations of the QSPE. The fair market value of the guarantee of $43 thousand was recorded to reflect the obligation to perform under the make-whole agreement.

In conjunction with the Company’s $250 million revolving credit facility, Rayonier Inc. guarantees the borrowings of RFR and TRS. Additionally, TRS guarantees the borrowings of Rayonier Inc. There were no outstanding borrowings on the Company’s revolving credit facility at December 31, 2005. At December 31, 2004, TRS had $95 million of debt outstanding on the facility that was guaranteed by Rayonier. See Note 12 — Debt for additional information on the revolving credit facility.

(3)	The Company issues surety bonds primarily to secure timber in the State of Washington and to provide collateral for the workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2006 and 2007 and are renewed as required.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

18.	COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $4.1 million, $4.1 million and $6.9 million in 2005, 2004 and 2003, respectively. The Company also has long-term leases on certain timberlands in the Southeast U.S. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally noncancellable and require minimum annual rental payments. Total expense for long-term leases on timberlands amounted to $5.3 million, $5.6 million, and $5.4 million in 2005, 2004, and 2003, respectively. The future minimum lease payments table excludes New Zealand Crown Forest License agreements which are now part of the JV. See Note 6 — Joint Venture Investment.

At December 31, 2005, the future minimum payments under noncancellable operating and timberland leases were as follows:

	Operating Leases*	Timberland Leases**	Total
2006	$3,173	$4,715	$7,888
2007	2,362	4,699	7,061
2008	2,200	4,699	6,899
2009	1,770	4,589	6,359
2010	1,685	4,589	6,274
Thereafter through 2036	4,286	66,750	71,036

	$15,476	$90,041	$105,517

*	Amounts exclude sublease income of $0.3 million in 2006.
**	The majority of timberland leases are subject to escalation clauses based on either the Consumer Price Index or Producer Price Index.

19.	INCENTIVE STOCK PLANS

The Company applies the intrinsic value based method of APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock plans. See Note 2 — Summary of Significant Accounting Policies — Stock-based Compensation for a presentation of pro forma net income and earnings per share information pursuant to the disclosure requirements of SFAS No. 148 and a description of the 1994 and 2004 Rayonier Incentive Stock plans. All share and share price amounts have been restated to reflect the three-for-two stock split on October 17, 2005. Restatements do not affect the aggregate cost of the options granted.

Restricted stock granted under the 2004 and 1994 Plans vest upon completion of a three-year period. During 2005, 2004 and 2003, 30,000, 45,000 and 42,731 restricted shares were granted at a weighted average price of $34.06, $28.98 and $16.57, respectively, per share.

In 2005, 2004 and 2003, 231,788, 209,925 and 288,441 common shares of Company stock were reserved for contingent performance shares, with grant-date fair values of $32.27, $27.72 and $17.22, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31:

	2005	2004	2003
Dividend yield	5.1%	5.4%	3.0%
Expected volatility	31.0%	31.8%	30.3%
Risk-free rate	3.9%	3.8%	3.9%
Expected life (in years)	6.7	6.7	7.0
Fair value of options granted	$6.62	$5.47	$5.47

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	INCENTIVE STOCK PLANS (Continued)

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented below:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	4,154,293	$17.98	5,151,876	$16.79	5,693,057	$15.34
Granted	526,236	$32.55	232,500	$27.72	1,228,140	$19.95
Exercised	(947,500)	$15.96	(1,205,796)	$14.71	(1,676,285)	$14.14
Canceled	(45,071)	$24.85	(24,287)	$21.51	(93,036)	$17.39

Outstanding at end of year	3,687,958	$20.50	4,154,293	$17.98	5,151,876	$16.79

Options exercisable at year-end	2,729,135	$18.00	2,902,541	$16.62	3,965,513	$15.73

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$12.49 - $15.96	838,099	$14.68	3.6	838,099	$14.68
$16.39 - $17.51	1,239,082	$17.29	5.6	1,005,052	$17.30
$18.09 - $19.00	563,026	$18.59	6.0	563,026	$18.59
$22.53 - $27.72	533,376	$27.50	8.0	300,833	$27.44
$32.27 - $40.65	514,375	$32.56	9.1	22,125	$32.27

Total	3,687,958			2,729,135

20.	EMPLOYEE BENEFIT PLANS

The Company has four qualified non-contributory defined benefit pension plans covering substantially all of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. Certain plans are subject to union negotiation. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

The following tables set forth the change in projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the years ended December 31:

	Pension		Postretirement
	2005	2004	2005	2004
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$215,850	$201,814	$37,642	$30,830
Service cost	6,973	6,861	613	607
Interest cost	13,173	12,202	2,157	1,950
Actuarial loss	15,760	4,297	3,988	7,221
Plan amendments	2,333	—	—	—
Benefits paid	(10,032)	(9,324)	(4,327)	(2,966)

Projected benefit obligation at end of year	$244,057	$215,850	$40,073	$37,642

Change in Plan Assets
Fair value of plan assets at beginning of year	$169,394	$137,373	$—	$—
Actual return on plan assets	19,421	20,800	—	—
Employer contributions	27,497	21,291	4,327	2,966
Benefits paid	(10,032)	(9,324)	(4,327)	(2,966)
Other expense	(505)	(746)	—	—

Fair value of plan assets at end of year	$205,775	$169,394	$—	$—

Reconciliation of Funded Status at End of Year
Funded status	$(38,282)	$(46,456)	$(40,073)	$(37,642)
Unrecognized prior service cost	10,533	9,622	3,149	3,432
Unrecognized actuarial net loss	66,640	60,288	20,751	17,803
Unrecognized net transition asset	—	—	—	—

Net prepaid /(accrued) benefit cost	$38,891	$23,454	$(16,173)	$(16,407)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Prepaid benefit cost	$49,777	$32,026	$—	$—
Accrued benefit liability	(33,414)	(65,322)	(16,173)	(16,407)
Intangible asset	1,337	9,891	—	—
Accumulated other comprehensive loss	21,191	46,859	—	—

Net amount recognized	$38,891	$23,454	$(16,173)	$(16,407)

For plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the years ended December 31:

	2005	2004
Projected benefit obligation	$131,777	$215,850
Accumulated benefit obligation	112,682	202,691
Fair value of plan assets	87,017	169,394

The provisions of SFAS No. 87, Employers’ Accounting for Pensions require recording an additional minimum liability when the accumulated benefit obligation exceeds plan assets. As a result, the Company had an additional minimum liability of $22.5 million and $56.8 million at December 31, 2005 and 2004, respectively, recorded in “Other non-current liabilities” in the Consolidated Balance Sheet. This additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. An intangible asset of $1.3 million and $9.9 million was included in “Other assets” in the Consolidated Balance Sheet as of December 31, 2005 and 2004, respectively. The remaining offset of $16.5 million and $32.8

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

million, net of related tax benefits of $4.7 million and $14.1 million, as of December 31, 2005 and 2004, respectively, was included as a component of Shareholders’ Equity in AOCI.

The following tables set forth the components of net pension and postretirement benefit cost and the amount of additional minimum liability included in accumulated other comprehensive income/(loss) for the three years ended December 31:

	Pension			Postretirement
	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$6,973	$6,861	$6,640	$613	$607	$643
Interest cost	13,173	12,202	11,203	2,157	1,950	1,933
Expected return on plan assets	(14,298)	(13,095)	(12,710)	—	—	—
Amortization of prior service cost	1,421	1,504	1,602	283	283	288
Amortization of losses	4,791	3,141	1,347	1,040	745	613
Amortization of transition asset	—	(2)	(198)	—	—	—

Net periodic benefit cost	$12,060	$10,611	$7,884	$4,093	$3,585	$3,477

	Pension
	2005	2004	2003
(Decrease)/increase in minimum liability included in accumulated other comprehensive income/(loss)	$(16,323)	$217	$925

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension		Postretirement
	2005	2004	2005	2004
Assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.50%	4.50%	—	—
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

At December 31, 2005, the plans’ discount rate decreased from 6.0 percent to 5.75 percent, which closely approximates interest rates on high quality, long-term obligations. Effective January 1, 2006, the expected return on plan assets remained at 8.5 percent which is based on historical long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return since the Company’s spin-off from ITT in 1994. The Company’s external consultants utilize this information in developing assumptions for returns, risks and correlation of asset classes which is then used to establish the asset allocation ranges.

The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2005	2004
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2011	2011

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$86	$(78)
Accumulated postretirement benefit obligation	$1,002	$(925)

Investment of Plan Assets

The Company’s pension plans’ asset allocation at December 31, 2005 and 2004, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2005	2004
Domestic Equity Securities	39.9%	42.2%	40-45%
International Equity Securities	27.3%	26.1%	20-30%
Domestic Fixed Income Securities	25.0%	23.7%	25-30%
International Fixed Income Securities	4.3%	4.5%	4-6%
Real Estate	3.5%	3.5%	2-4%

Total	100%	100%

The Rayonier Pension Fund Trust and Investment Committee and the Finance Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various styles will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2005 and 2004.

Cash Flows

Expected benefit payments over future years are as follows:

	Pension Benefits	Postretirement Benefits
2006	$10,620	$2,724
2007	$11,443	$2,705
2008	$12,251	$2,778
2009	$13,147	$2,894
2010	$14,091	$3,015
2011 -2015	$84,260	$15,727

The Company anticipates making discretionary pension contributions ranging from $11 million to $15 million in 2006.

Defined Contribution Plans

The Company also provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $2.5 million, $2.5 million, and $2.4 million in 2005, 2004 and 2003, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $77.7 million and $67.6 million at December 31, 2005 and 2004, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.	QUARTERLY RESULTS FOR 2005 and 2004 (UNAUDITED)

(Thousands of dollars, except per share amounts)	Quarter Ended								Total Year
	March 31		June 30		Sept. 30		Dec. 31
2005*
Sales	$274,972		$290,287		$299,537		$315,912		$1,180,708
Operating Income	47,308		48,902		50,955		36,027		183,192
Net income	34,459	(1)	16,876	(2)	75,018	(3)	56,486	(4)	182,839
Basic EPS	0.46		0.22		0.99		0.75		2.42
Diluted EPS	0.45		0.22		0.96		0.73		2.36
2004*
Sales	$283,829		$326,633		$267,853		$284,463		$1,162,778
Operating Income	43,050		71,224		32,166		26,186		172,626
Net income	75,535	(5)	43,713		24,125		13,528		156,901
Basic EPS	1.01		0.59		0.33		0.18		2.11
Diluted EPS	0.98		0.57		0.32		0.18		2.05

*	2004 and first quarter 2005 sales and operating income have been restated to exclude the MDF discontinued operation.
(1)	First quarter 2005 included tax benefit for prior years’ IRS audit settlement of $9.5 million.
(2)	Second quarter 2005 included tax benefit for prior years’ IRS audit settlement of $7.2 million and a loss on discontinued operations of $24.7 million.
(3)	Third quarter 2005 included a tax benefit of $25.8 million associated with the repatriation of foreign earnings; tax benefits and adjustment of accrued interest expense/income of $8.2 million resulting from IRS audit settlements; and a favorable non-operating income adjustment of $5.2 million resulting from an arbitration award.
(4)	Fourth quarter 2005 included a $30.5 million gain on the sale of New Zealand timberlands to the JV.
(5)	First quarter ended March 31, 2004 included the reversal of timber-related deferred taxes not required after REIT conversion of $77.9 million and additional U.S. tax for repatriation of undistributed foreign earnings of ($28.2) million.

22.	SUBSEQUENT EVENT

On February 28, 2006, the Company announced a first quarter dividend of 47 cents per share payable March 31, 2006, to shareholders of record on March 10, 2006.

RAYONIER INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004, and 2003 (In Thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions(1)	Balance at End of Year

Year ended December 31, 2005
Allowance for doubtful accounts	$1,271	$298	$(411)	$1,158
Maintenance accrual	—	10,608	(10,608)	—

Total	$1,271	$10,906	$(11,019)	$1,158

Year ended December 31, 2004
Allowance for doubtful accounts	$2,225	$57	$(1,011)	$1,271
Maintenance accrual	1,526	17,275	(18,801)	—

Total	$3,751	$17,332	$(19,812)	$1,271

Year ended December 31, 2003
Allowance for doubtful accounts	$2,665	$87	$(527)	$2,225
Maintenance accrual	1,500	14,575	(14,549)	1,526

Total	$4,165	$14,662	$(15,076)	$3,751

(1)	Primarily collections, payments and adjustments to required reserves.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Accounting Officer

March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ W. L. NUTTER W. L. Nutter (Principal Executive Officer)	Chairman of the Board, President, Chief Executive Officer and Director	March 1, 2006

/S/ CARL E. KRAUS Carl E. Kraus (Principal Financial Officer)	Senior Vice President, Finance	March 1, 2006

/S/ HANS E. VANDEN NOORT Hans E. Vanden Noort (Principal Accounting Officer)	Senior Vice President and Chief Accounting Officer	March 1, 2006

* Rand V. Araskog	Director

* Ronald M. Gross	Director

* James H. Hance, Jr.	Director

* Richard D. Kincaid	Director

* Paul G. Kirk, Jr.	Director

* Thomas I. Morgan	Director

* Katherine D. Ortega	Director

* Carl S. Sloane	Director

* Ronald Townsend	Director

*By:	/s/ HANS E. VANDEN NOORT	March 1, 2006
Hans E. Vanden Noort Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Purchase and Sale Agreement dated July 28, 1999 between Rayonier Inc. and Jefferson Smurfit Corporation (U.S.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.2	First Amendment to the Purchase and Sale Agreement dated October 25, 1999 between Rayonier Inc. and Jefferson Smurfit Corporation (U.S.)	Incorporated by reference to Exhibit 2.2 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.3	Assignment and Assumption Agreement dated October 25, 1999 between Jefferson Smurfit Corporation (U.S.) and Timber Capital Holdings LLC	Incorporated by reference to Exhibit 2.3 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.4	Assignment Agreement dated October 25, 1999 between Rayonier Inc. and Rayonier Timberlands Operating Company, L.P	Incorporated by reference to Exhibit 2.4 to the Registrant’s November 12, 1999 Form 8-K/A, Amendment No. 1

2.5	Contribution, Conveyance and Assumption Agreement dated December 18, 2003 by and among Rayonier Inc., Rayonier Timberlands Operating Company, L.P., Rayonier Timberlands, L.P., Rayonier Timberlands Management, LLC, Rayonier Forest Resources, LLC, Rayland, LLC, Rayonier TRS Holdings Inc., Rayonier Minerals, LLC, Rayonier Forest Properties, LLC, Rayonier Wood Products, LLC, Rayonier Wood Procurement, LLC, Rayonier International Wood Products, LLC, Rayonier Forest Operations, LLC, Rayonier Properties, LLC and Rayonier Performance Fibers, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s June 30, 2004 Form 10-Q

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s December 31, 2003 Form 10-K

4.1	Indenture dated as of September 1, 1992 between the Company and Bankers Trust Company, as Trustee, with respect to certain debt securities of the Company	Incorporated by reference to Exhibit 4.1 to the Registrant’s December 31, 1993 Form 10-K

4.2	First Supplemental Indenture dated as of December 13, 1993	Incorporated by reference to Exhibit 4.2 to the Registrant’s December 31, 1993 Form 10-K

4.3	Three-Year Revolving Credit Agreement dated effective November 24, 2003 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Timberlands Operating Company, L.P. as Borrowers, the banks named therein as Initial Lenders, and Credit Suisse First Boston as Administrative Agent for the Lenders	Incorporated by reference to Exhibit 4.3 to the Registrant’s December 31, 2003 Form 10-K

4.4	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

4.5	Form S-4 Registration Statement	Incorporated by referenced to the Registrant’s April 26, 2004 S-4 Filing

4.6	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant’s May 6, 2004 S-4/A Filing

4.7	Other instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any other instrument defining the rights of holders of the Registrant’s long-term debt upon request of the Commission

Exhibit No.	Description	Location

9	Voting trust agreement	None

10.1	Rayonier 1994 Incentive Stock Plan, as amended	Filed herewith

10.2	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan)	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2005 Form 10-Q

10.3	Rayonier Investment and Savings Plan for Salaried Employees	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.4	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.5	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002	Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2003 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2003 Form 10-K

10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2003 Form 10-K

10.9	Form of Indemnification Agreement between Rayonier Inc. and its Directors and Officers	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 1993 Form 10-K

10.10	Rayonier Inc. Excess Benefit Plan	Incorporated by reference to Exhibit 10.10 to the Registrant’s December 31, 1993 Form 10-K

10.11	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.12	Rayonier Inc. Excess Savings and Deferred Compensation Plan	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 1997 Form 10-K

10.13	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements	Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 1995 Form 10-K

10.14	Form of Indemnification Agreement between Registrant and directors of Rayonier Forest Resources Company, its wholly owned subsidiary which is Managing General Partner of Rayonier Timberlands, L.P., who are not also directors of Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 1994 Form 10-Q

10.15	Description of Rayonier 1994 Incentive Stock Plan Contingent Performance Share Awards	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 1994 Form 10-Q

10.16	Form of Rayonier 1994 Incentive Stock Plan Contingent Performance Share Award Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 1994 Form 10-Q

10.17	Form of Rayonier 1994 Incentive Stock Plan Restricted Share Award Agreement	Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 1995 Form 10-K

10.18	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.19	Rayonier Substitute Stock Option Plan	Incorporated by reference to Exhibit 4(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-52891)

10.20	Form of Rayonier Substitute Stock Option Award Agreements	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1995 Form 10-K

10.21	Rayonier 2004 Incentive Stock and Management Bonus Plan, as amended	Filed herewith

Exhibit No.	Description	Location

10.22	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.23	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

10.24	Description of 2004 Rayonier Incentive Stock and Management Bonus Plan Performance Share Awards	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2003 Form 10-K

10.25	Split-Dollar Life Insurance Agreement dated June 22, 1994 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 1994 Form 10-Q

10.26	Amendment to Split-Dollar Life Insurance Agreement, dated July 22, 1997	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1997 Form 10-K

10.27	Deferred Compensation / Supplemental Retirement Agreement dated June 28, 1994 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 1994 Form 10-Q

10.28	Amendment to Deferred Compensation / Supplemental Retirement Agreement, dated July 22, 1997	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1997 Form 10-K

10.29	Consulting Agreement dated October 19, 1998 between Rayonier Inc. and Ronald M. Gross	Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 1998 Form 10-K

10.30	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 1999 Form 10-K

10.31	Change in Control Agreement for W. Lee Nutter.	Incorporated by reference to Exhibit 10.23 to the Registrant’s September 30, 2001, Form 10-Q

10.32	Retention Agreement dated December 31, 2003 with Paul G. Boynton	Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2003 Form 10-K

10.33	Trust Agreement for the Rayonier Inc. Legal Resources Trust	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.34	Trust Agreement for the Rayonier Inc. Supplemental Senior Executive Severance Pay Plan and the Change in Control Agreement for W. Lee Nutter Executive Severance Trust	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K

10.35	Description of Rayonier Key Executive Insurance Program f/k/a Rayonier Split-Dollar Life Insurance/Deferred Compensation Retention Benefit Program	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2002 Form 10-K

10.36	Waiver, Release and Non-Disclosure Agreement between Rayonier Inc. and William S. Berry dated March 15, 2002	Incorporated by reference to Exhibit 10.27 to the Registrant’s December 31, 2002 Form 10-K

10.37	2005 Annual Corporate Bonus Program	Incorporated by reference to Exhibit 10.37 to the Registrant’s December 31, 2004 Form 10-K

10.38	Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutsche Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests	Incorporated by reference to Exhibit 10.38 to the Registrant’s June 30, 2005 Form 10-Q

10.39	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant’s June 30, 2005 Form 10-Q

10.40	Description of Rayonier 2006 Performance Share Award Program	Incorporated by reference to Exhibit 10.1 to the Registrant’s December 14, 2005 Form 8-K

Exhibit No.	Description	Location

11	Statement re computation of per share earnings	Not required to be filed

12	Statements re computation of ratios	Filed herewith

13	Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14	Code of Ethics	Not required to be filed

16	Letter re change in certifying accountant	Not applicable

18	Letter re change in accounting principles	Not applicable

21	Subsidiaries of the Registrant	Filed herewith

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of experts and counsel	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Co-Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Co-Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith