Form 10-Q
period 2006-03-31
RAYONIER INC
filed 2006-04-27
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 1-6780

RAYONIER INC.

Incorporated in the State of North Carolina

I.R.S. Employer Identification Number 13-2607329

50 North Laura Street, Jacksonville, FL 32202

(Principal Executive Office)

Telephone Number: (904) 357-9100

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 21, 2006 there were outstanding 76,521,187 Common Shares of the Registrant.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands unless otherwise noted)

	Three Months Ended March 31,
	2006	2005
SALES	$277,153	$274,972

Costs and Expenses
Cost of sales	224,151	217,325
Selling and general expenses	16,184	14,540
Other operating income, net	(1,230)	(4,201)

	239,105	227,664
Equity in loss of New Zealand joint venture	(749)	—

OPERATING INCOME	37,299	47,308
Interest expense	(12,189)	(12,313)
Interest and miscellaneous income, net	2,199	488

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27,309	35,483
Income tax expense	(4,005)	(643)

INCOME FROM CONTINUING OPERATIONS	23,304	34,840

DISCONTINUED OPERATIONS, NET
Loss on discontinued operations, net of income tax benefit of $0 and $465	—	(381)

NET INCOME	23,304	34,459

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on hedged transactions, net of income tax benefit of $0 and $97	—	(181)
Foreign currency translation adjustment	(7,667)	3,689

COMPREHENSIVE INCOME	$15,637	$37,967

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE
Continuing Operations	$0.31	$0.46
Discontinued Operations	—	—

Net Income	$0.31	$0.46

DILUTED EARNINGS PER SHARE
Continuing Operations	$0.30	$0.45
Discontinued Operations	—	—

Net Income	$0.30	$0.45

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,179	$146,227
Accounts receivable, less allowance for doubtful accounts of $1,158 and $1,158	96,018	88,378
Inventory
Finished goods	57,574	65,214
Work in process	7,865	8,666
Raw materials	10,010	10,013
Manufacturing and maintenance supplies	1,742	1,652

Total inventory	77,191	85,545
Other current assets	49,143	33,948

Total current assets	348,531	354,098

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	925,456	927,019
PROPERTY, PLANT AND EQUIPMENT
Land	20,969	20,862
Buildings	114,525	114,678
Machinery and equipment	1,245,479	1,216,864

Total property, plant and equipment	1,380,973	1,352,404
Less - accumulated depreciation	(1,005,189)	(991,094)

	375,784	361,310

INVESTMENT IN JOINT VENTURE	72,541	81,648

OTHER ASSETS	112,208	114,989

	$1,834,520	$1,839,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$76,295	$66,362
Bank loans and current maturities	2,538	3,310
Accrued taxes	19,029	19,634
Accrued payroll and benefits	16,141	23,380
Accrued interest	12,663	1,924
Accrued customer incentives	5,465	9,087
Other current liabilities	34,498	33,951
Current reserves for dispositions and discontinued operations	13,163	12,422

Total current liabilities	179,792	170,070

DEFERRED INCOME TAXES	32,212	32,236

LONG-TERM DEBT	555,157	555,213

NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	123,985	127,960
OTHER NON-CURRENT LIABILITIES	67,507	68,733

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 76,490,949 and 76,092,566 shares issued and outstanding	433,672	422,364
Retained earnings	442,258	454,884
Accumulated other comprehensive (loss) income	(63)	7,604

	875,867	884,852

	$1,834,520	$1,839,064

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Income from continuing operations	$23,304	$34,840
Non-cash items included in income:
Depreciation, depletion and amortization	32,401	35,765
Non-cash cost of real estate sales	847	3,965
Deferred income tax (benefit) provision	(492)	(205)
Non-cash stock-based incentive compensation expense	3,599	—
Loss on matured forward energy contracts	257	—
Equity in loss of New Zealand JV investment	749	—
Increase in accounts receivable	(7,981)	(946)
Decrease (increase) in inventory	7,501	(1,037)
Increase (decrease) in accounts payable	4,404	(2,395)
(Increase) decrease in other current assets	(14,998)	1,577
(Decrease) increase in accrued liabilities	(141)	3,038
Increase in other non-current liabilities	1,127	994
Decrease in other assets	3,473	1,753
Expenditures for dispositions and discontinued operations	(3,234)	(1,747)

CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	50,816	75,602

CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	169

INVESTING ACTIVITIES
Capital expenditures	(36,462)	(20,083)
Purchase of timberlands	(4,323)	—
Proceeds from matured energy forward contracts	239	—
Decrease (increase) in restricted cash	84	(20,130)

CASH USED FOR INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(40,462)	(40,213)

CASH USED FOR INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	(231)

FINANCING ACTIVITIES
Issuance of debt	34,000	30,000
Repayment of debt	(34,772)	(25,773)
Dividends paid	(35,894)	(31,108)
Issuance of common shares	4,099	3,611
Excess tax benefits from stock-based compensation (Note 3)	1,770	—

CASH USED FOR FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(30,797)	(23,270)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	395	12

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(20,048)	12,069
Balance, beginning of year	146,227	84,117

Balance, end of period	$126,179	$96,186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$1,221	$1,415

Income taxes	$6,737	$4,308

Non-cash investing activity:
Capital assets purchased on account	$5,467	$—

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (Rayonier or the Company), reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating, and therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2005 Annual Report on Form 10-K.

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company adopted SFAS No. 154 on January 1, 2006, which did not have an impact on its financial position, cash flows or results of operations.

In November 2004, the FASB issued SFAS No. 151, Amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4 - Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted the standard on January 1, 2006, which did not have an impact on its financial condition, results of operations or cash flows.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

2.	INCOME PER COMMON SHARE

All 2005 share amounts presented in the following table and hereafter have been restated to reflect the Company’s October 17, 2005 three-for-two stock split. The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2006	2005
Income from continuing operations	$23,304	$34,840
Loss from discontinued operations	—	(381)

Net income	$23,304	$34,459

Shares used for determining basic earnings per common share	76,289,274	75,179,885
Dilutive effect of:
Stock options	1,419,832	1,318,236
Contingent performance and restricted shares	297,667	647,547

Shares used for determining diluted earnings per common share	78,006,773	77,145,668

Basic earnings per common share:
Continuing operations	$0.31	$0.46
Discontinued operations	—	—

Net income	$0.31	$0.46

Diluted earnings per common share:
Continuing operations	$0.30	$0.45
Discontinued operations	—	—

Net income	$0.30	$0.45

3.	INCENTIVE STOCK PLANS

Accounting Prior to Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related Accounting Interpretations thereof, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No compensation expense was recognized in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2005 for stock options under APB No. 25. The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective basis, which requires stock-based compensation to be accounted for under the fair value method.

At March 31, 2006, the Company had two stock-based employee compensation plans. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock and Management Bonus Plan (the 2004 Plan), which had been approved by shareholders. The 2004 Plan provides for 4.5 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The Company has issued non-qualified stock options, performance shares and restricted stock under both of the plans. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Summary of Impact of SFAS No. 123(R)

Total compensation cost recorded in “Selling and general expenses” for stock-based compensation was $3.6 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. Included in the compensation cost for the three months ended March 31, 2006 was $0.2 million related to stock option awards for retirement eligible employees that were granted prior to the adoption of SFAS No. 123(R), which is being recognized over the three-year vesting period. All stock option awards to retirement eligible employees subsequent to the adoption of SFAS No. 123(R) are expensed immediately. The $3.6 million stock-based compensation expense recorded in the first quarter of 2006 reflects $2.1 million for stock options of which $1.4 million was for stock options granted to retirement-eligible employees in January 2006. The SFAS No. 123(R) compensation expense is expected to be approximately $2.1 million for each of the remaining three quarters of 2006.

As a result of adopting SFAS No. 123(R), the Company’s pre-tax income and net income for the three months ended March 31, 2006 are $0.7 million and $0.5 million lower than what would have been reported under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have each been $0.31 if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.31 and $0.30, respectively. Tax benefits recognized related to stock-based compensation for the three months ended March 31, 2006 and 2005 were $0.3 million and $0.4 million, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the $1.8 million of cash flows resulting from the tax benefits in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.

Pro Forma Disclosures for the Three Months Ended March 31, 2005

Pursuant to the requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company continues to provide the following disclosure for income statement periods presented prior to the adoption of SFAS No. 123(R). The following table provides a reconciliation for the three months ended March 31, 2005 that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, net of related income tax effects, and shows the reported and pro forma earnings per share amounts:

Three Months Ended March 31, 2005
Net income, as reported	$34,459
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	972
Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,742)

Pro forma net income	$33,689

Earnings per share:
Basic, as reported	$0.46
Basic, pro forma	$0.45

Diluted, as reported	$0.45
Diluted, pro forma	$0.44

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Fair Value Calculations by Award

Restricted Stock

Restricted stock granted under the 1994 and 2004 Plans generally vest upon completion of a three-year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. As of March 31, 2006, there was $1.2 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted-average period of 1.4 years. The total intrinsic value of restricted stock outstanding at March 31, 2006 and 2005 was $3.5 million and $3.4 million, respectively. During the three months ended March 31, 2006, the Company canceled 8,217 common shares to pay the minimum withholding tax requirements on the participants’ behalf.

A summary of the Company’s restricted stock plans as of March 31, 2006 and 2005 and changes during the three months ended is presented below:

	2006		2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Restricted Shares at January 1,	117,731	$25.77	131,796	$21.48
Granted	2,500	$41.34	15,000	$32.27
Vested	(42,731)	$16.57	(44,065)	$18.59

Nonvested Restricted Shares at March 31,	77,500	$31.35	102,731	$24.30

Performance Shares

The Company’s performance shares generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon total shareholder return versus peer groups. Under APB No. 25, the Company’s performance shares were expensed using the closing market price of the Company’s common stock at each reporting date, adjusted for an estimate of the ultimate number of shares to be issued. Upon adoption of SFAS No. 123(R), all performance share awards granted after January 1, 2006 are valued by an independent third party using a Monte Carlo simulation model. The fair value of awards granted prior to 2006 is equal to the share price of the Company’s stock on the date of grant. Compensation cost is based on the number of shares expected to be awarded upon vesting. The Company allows for the cash settlement of performance share awards to pay the minimum required withholding tax. During the three months ended March 31, 2006 and 2005, $3.9 million and $2.2 million in cash was used to pay the minimum withholding tax requirements in lieu of receiving common shares, respectively. As of March 31, 2006, there was $8.6 million of unrecognized compensation cost related to the Company’s performance share awards. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total intrinsic value of outstanding performance shares at March 31, 2006 and 2005 was $22.4 million and $18.0 million, respectively.

The following chart provides a tabular overview of the assumptions used by an independent third party in calculating the fair value of the awards granted in the three months ended March 31, 2006:

2006
Dividend yield	4.4%
Expected volatility	21.2%
Risk-free rate	4.4%
Expected market risk-premium	8.5%
Beta	0.92

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

A summary of the status of the Company’s performance share plans as of March 31, 2006 and 2005, and changes during the three months then ended, is presented below:

	2006		2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Performance Shares at January 1,	614,795	$24.05	640,719	$20.00
Granted	148,000	$36.25	132,450	$32.27
Vested	(272,420)	$17.22	(228,349)	$18.59

Nonvested Performance Shares at March 31,	490,375	$31.52	544,820	$23.58

Non-Qualified Employee Stock Options

The exercise price of each non-qualified stock option granted under both the 1994 and 2004 plans is equal to the market price of the Company’s stock on the date of grant. Under the 1994 plan, the non-qualified stock option’s maximum term is 10 years and two days from the date of grant and 10 years from the date of grant under the 2004 plan. Awards vest ratably over three years. Under APB No. 25, no compensation expense was recorded for stock options. Under SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical volatility, while the expected term is based on prior employee exercise behavior. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis. The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three months ended March 31:

	2006	2005
Dividend yield	4.6%	5.1%
Expected volatility	30.2%	31.1%
Risk-free rate	4.3%	3.9%
Expected life (in years)	6.3	6.7
Fair value per share of options granted	$9.03	$9.80

A summary of the status of the Company’s stock option plans as of March 31, 2006 and changes during the three months ended is presented below:

	2006
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1,	3,687,958	$20.50
Granted	396,150	$41.34
Exercised	(222,549)	$18.42
Canceled	(1,575)	$38.80

Options outstanding at March 31,	3,859,984	$22.75	5.1	$88,162

Options vested and expected to vest as of March 31,	3,817,245	$22.62	5.1	$87,700

Options exercisable at March 31,	2,988,866	$18.95	4.9	$79,611

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $5.5 million and $4.1 million, respectively. The total fair value of options that vested during the three months ended March 31, 2006 and 2005 was $2.5 million and $2.9 million, respectively. As of March 31, 2006, there was $4.5 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years.

4.	INCOME TAXES

Effective January 1, 2004, the Company was restructured to qualify as a real estate investment trust (REIT).

General REIT Requirements

As a REIT, if applicable Internal Revenue Code (IRC) requirements are met, only the Company’s taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on property held by the Company upon REIT conversion at January 1, 2004) on taxable sales of such property during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland (and other assets) that will be sold within the ten-year built-in gain period and retained deferred tax liabilities for such built-in gains. All deferred tax liabilities and assets related to the taxable REIT subsidiaries were retained.

Under current law, the built-in gains tax from the sale of timberlands can be deferred and eventually eliminated if sales proceeds from relinquished properties are reinvested in similar property within the requirements of IRC Section 1031 regarding like-kind exchanges (LKE), so long as the replacement property is owned at least until expiration of the ten-year built-in gain period on December 31, 2013. However, this does not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the ten-year built-in gain period.

As a REIT, the Company can be subject to a 100 percent tax on the gain from entering into “prohibited transactions.” The Company believes it did not engage in any prohibited transactions during the three months ended March 31, 2006 and during 2005.

Undistributed Foreign Earnings

Prior to March 31, 2004, the Company did not provide for U.S. taxes on undistributed foreign earnings including approximately $123 million of undistributed foreign earnings it intended to permanently reinvest overseas. Following the Company’s conversion to a REIT, this strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, during 2004, the Company recognized tax expense on undistributed foreign earnings that it expected to ultimately repatriate. During the first quarter of 2005, the Company recognized $1.1 million of tax expense related to exchange rate changes on these undistributed foreign earnings. During the fourth quarter of 2005, the Company repatriated these previously undistributed foreign earnings.

Tax Audits

In the first quarter of 2006, the Company reversed $0.5 million of state tax reserves, as a result of favorable tax audit settlements related to 1998 and 1999. Prior to filing its first quarter 2005 Form 10-Q, Rayonier executed a settlement agreement with the Internal Revenue Service (IRS) regarding a disputed issue for its 1996 and 1997 taxable years. The Company reversed the final $9.5 million of federal tax reserves previously established for this issue in the first quarter of 2005.

In the third quarter of 2005, the IRS completed its field examination of tax years 2000, 2001 and 2002. Rayonier reached an agreement with the IRS regarding certain issues for those years. The Company has appealed the IRS’ findings for “unagreed” issues and cannot predict the ultimate outcome and resolution of the disputed items at this time. The Company is in a net overpayment position of approximately $9.0 million before consideration of the disputed items.

The Company has other matters under review by various taxing authorities, including the items noted above. The Company believes its positions on these matters as well as others, including the unagreed issues, are technically sound and its tax reserves at March 31, 2006 adequately reflect the probable resolution of these items. Nevertheless, it is reasonably possible that the final resolution of these matters could result in additional tax liability of up to $8.5 million above established reserves.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Provision for Income Taxes from Continuing Operations

The effective tax rate, before discrete items, decreased from 17.2 percent in the first quarter of 2005, to 16.4 percent in the first quarter of 2006. The rate decreased primarily due to a forecasted reduction in taxable REIT land sales in 2006 versus 2005.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and the effect of LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($5.3 million) and corporate overhead expenses associated with REIT activities ($3.8 million). The net tax benefit from REIT activities was $4.8 million compared to $5.7 million in the first quarter of 2005. The Company recognized $0.9 million in LKE tax benefits during the three months ended March 31, 2006 and expects to achieve $6 million in LKE tax benefits for the full year 2006. The Company did not recognize any LKE tax benefits during the three months ended March 31, 2005.

The following tables reconcile the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate (millions of dollars):

	Three months ended March 31,
	2006	%	2005	%
Income tax (provision) benefit from continuing operations at U.S. statutory rate	$(9.6)	(35.0)	$(12.4)	(35.0)
State and local income taxes, net of federal benefit	(0.2)	(0.7)	(0.2)	(0.7)
REIT income not subject to federal tax	4.8	17.6	5.7	16.1
Foreign operations*	—	—	0.1	0.4
Tax benefit on U.S. export sales	0.3	1.0	0.6	1.7
Permanent differences	0.2	0.7	0.1	0.3

Income tax (provision) benefit from continuing operations before discrete items	$(4.5)	(16.4)	$(6.1)	(17.2)
Favorable IRS audit settlements	0.5	1.8	9.5	26.8
Unrealizable New Zealand tax credits for U.S. withholding tax paid	—	—	(2.9)	(8.2)
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	—	—	(1.1)	(3.1)

Income tax (provision) benefit from continuing operations as reported	$(4.0)	(14.6)	$(0.6)	(1.7)

*	Primarily from foreign exchange and rate differentials.

Provision for Income Taxes from Discontinued Operations

On June 28, 2005, the Board of Directors approved a plan to sell the Medium-Density Fiberboard (MDF) business located in New Zealand and on August 28, 2005, the Company completed the sale. During the three months ended March 31, 2005, the Company had a pre-tax loss from its MDF business of $0.8 million. See Note 7 - Sale of Medium-Density Fiberboard Business, for additional information.

A reconciliation of the income tax benefit from discontinued operations at the U. S. statutory rate to the reported benefit follows:

	Three months ended March 31,
	2005	%
Income tax benefit from discontinued operations at U. S. statutory rate	$0.3	35.0
State and local income taxes	—	0.7
Permanent differences related to foreign exchange rate changes	0.2	19.3

Income tax benefit from discontinued operations as reported	$0.5	55.0

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

5.	LIKE-KIND EXCHANGES AND RESTRICTED CASH

In order to qualify for like-kind exchange (LKE) treatment, proceeds from real estate sales must be deposited with a third party intermediary and accounted for as restricted cash until a qualifying replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company and reclassified as available cash after 180 days. As of March 31, 2006 and December 31, 2005, the Company had $2.4 million and $2.5 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other assets”, which were on deposit with an LKE intermediary.

6.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the three months ended March 31, 2006 and the year ended December 31, 2005 is shown below:

(Share and per share amounts not in thousands)	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2005	74,966,330	$393,513	$401,479	$1,396	$796,388
Net income	—	—	182,839	—	182,839
Dividends ($1.71 per share)	—	—	(129,434)	—	(129,434)
Issuance of shares under incentive stock plans	1,132,390	23,029	—	—	23,029
Cash in lieu of fractional shares	(6,154)	(356)	—	—	(356)
Unrealized loss on hedged transactions	—	—	—	(410)	(410)
Minimum pension liability adjustments	—	—	—	16,323	16,323
Tax benefit on exercise of stock options	—	6,178	—	—	6,178
Foreign currency translation adjustment	—	—	—	(9,705)	(9,705)

Balance, December 31, 2005	76,092,566	$422,364	$454,884	$7,604	$884,852

Net income	—	—	23,304	—	23,304
Dividends ($0.47 per share)	—	—	(35,930)	—	(35,930)
Issuance of shares under incentive stock plans	398,383	9,538	—	—	9,538
Tax benefit on stock-based compensation	—	1,770	—	—	1,770
Foreign currency translation adjustment	—	—	—	(7,667)	(7,667)

Balance, March 31, 2006	76,490,949	$433,672	$442,258	$(63)	$875,867

7.	SALE OF MEDIUM-DENSITY FIBERBOARD BUSINESS (MDF)

On August 28, 2005, the Company completed the sale of its MDF business to Dongwha Hong Kong International Limited for approximately $40 million. The sale resulted in an insignificant gain in the third quarter of 2005. Prior to the sale, in the second quarter of 2005, an after-tax loss of $24.1 million was recorded to adjust the MDF assets to fair market value. The operations of MDF qualified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The operating results of MDF were segregated from continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2005.

Operating results of the discontinued operation are summarized below:

Three Months Ended March 31, 2005
Sales	$11,390
Operating loss	$(846)
Net loss from discontinued operations	$(381)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

8.	JOINT VENTURE INVESTMENT

On October 3, 2005, the Company entered into a joint venture (JV) arrangement with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management, under which the JV purchased approximately 354,000 acres of New Zealand timberlands. The JV used investor capital of approximately $245 million and secured bank debt of approximately $260 million to purchase Rayonier New Zealand Limited’s (RNZ, a wholly-owned subsidiary of Rayonier Inc.) forests consisting of 118,000 acres for approximately $187 million and 236,000 acres of New Zealand forests from Carter Holt Harvey (CHH), an Australasian forest products company, for approximately $301 million. The Company’s investment represents a 49.7 percent equity interest in the JV. The Company is actively attempting to sell down its share to 40 percent (see Note 16, Subsequent Event). In addition to the Company having an equity investment, RNZ serves as the manager of the JV forests.

The sale of RNZ’s forests in 2005 resulted in $65 million in cash proceeds, net of the Company’s investment in the JV, and a $73 million gain, of which $37 million was recognized (based on the proportion of non-Rayonier (outside) interests in the JV on the date of sale) and the remaining $36 million was deferred. Rayonier’s investment in the JV is accounted for using the equity method of accounting. Income from the JV is reported in the Timber segment as operating income since the Company manages the forests and its JV interest is an extension of RNZ’s operations. The JV is subject to New Zealand income taxes, however its timber harvest operations are REIT-qualifying and therefore, the Company generally is not required to pay U.S. federal income taxes on its equity investment income.

In the first quarter of 2006, the Company recorded a loss of $0.7 million on its JV investment as export sales were negatively impacted by the strong New Zealand dollar. Rayonier’s equity method investment at March 31, 2006 was $72.5 million, while its proportionate share of the fair market value of the JV’s net assets at March 31, 2006 was $104.2 million. The difference represents the Company’s unrecognized gain from the sale of timberland which will be recognized as timber and timberland is sold.

A rollforward of the Company’s investment in the JV for the three months ended March 31, 2006 and from inception on October 3, 2005 through December 31, 2005 follows (in millions):

	March 31, 2006	December 31, 2005
Balance at beginning of period	$81.7	$85.3
Equity in loss of JV	(0.7)	(1.4)
Foreign exchange translation loss/other	(8.5)	(2.2)

Balance at end of period	$72.5	$81.7

Summarized financial information for the JV at March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 is as follows (in millions):

March 31, 2006
Sales	$20.8
Operating income/(loss)	$—
Pretax loss from operations	$(7.7)
Net loss*	$(5.2)

	March 31, 2006 **	December 31, 2005 **
Current assets	$23.9	$19.8
Timber and timberlands	479.7	528.6

Total assets	$503.6	$548.4

Current liabilities	$23.2	$14.9
Noncurrent liabilities	270.7	298.3
Partners’ debt and capital	209.7	235.2

Total liabilities and equity	$503.6	$548.4

*	The Company’s equity interest in the net loss of $0.7 million excludes interest on partners’ debt and includes the amortization of deferred gain.
**	The final purchase price allocation has not been completed for the JV.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

9.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. The Real Estate segment includes the sale of all properties, including those designated for HBU. In the future, the Real Estate segment may include revenue generated from land with entitlements and infrastructure improvements, some of which may be through joint ventures. The assets of the Real Estate segment include HBU property held by TerraPointe and timberlands under contract previously reported in the Timber segment. Allocations of depletion expense and the non-cash cost basis of real estate sold are recorded when the Real Estate segment reports the sale of an asset from the Timber segment. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

In August 2005, the Company sold its MDF business and the operations are shown as discontinued operations (see Note 7 - Sale of Medium-Density Fiberboard Business). These operations were previously included in the Wood Products segment. The Wood Products segment amounts shown below have been restated to exclude the MDF business.

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and dispositions were as follows:

	March 31, 2006	December 31, 2005
ASSETS
Timber	$909,550	$959,369
Real Estate	24,947	29,594
Performance Fibers	478,843	459,961
Wood Products	40,957	39,780
Other Operations	36,428	34,997
Corporate	338,563	310,200
Dispositions	5,232	5,163

TOTAL	$1,834,520	$1,839,064

	Three Months Ended March 31,
	2006	2005
SALES
Timber	$54,474	$51,862
Real Estate	13,067	23,651
Performance Fibers	145,982	142,944
Wood Products	31,560	30,549
Other Operations	32,110	26,287
Corporate and other	(40)	(321)

TOTAL	$277,153	$274,972

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended March 31,
	2006	2005
OPERATING INCOME (LOSS)
Timber	$23,870	$23,662
Real Estate *	10,176	15,358
Performance Fibers	10,257	12,381
Wood Products	2,564	3,250
Other Operations	(397)	186
Corporate and other	(9,171)	(7,529)

TOTAL	$37,299	$47,308

*	Includes non-cash cost basis of real estate sold during the three months ended March 31, 2006 and 2005 of $1 million and $4 million, respectively.

	Three Months Ended March 31,
	2006	2005
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber	$14,928	$14,617
Real Estate	443	3,183
Performance Fibers	15,011	15,982
Wood Products	1,784	1,747
Other Operations	144	150
Corporate and other	91	86

TOTAL	$32,401	$35,765

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

Interest Rate Swap Agreements

Rayonier Forest Resources, L.P. (RFR), a wholly owned subsidiary of Rayonier, entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable which matures on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three months ended March 31, 2006 and 2005, this swap agreement increased interest expense by $0.1 million and reduced interest expense by an insignificant amount, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at both March 31, 2006 and December 31, 2005 resulted in a liability of approximately $1.2 million and a corresponding decrease in debt.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In addition, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable which also matures on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three months ended March 31, 2006 and 2005, this swap agreement increased the Company’s interest expense by $0.2 million and reduced interest expense by $0.1 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at March 31, 2006 and December 31, 2005 resulted in a liability of approximately $1.4 million and $1.3 million, respectively, with corresponding decreases in debt.

Commodity Swap Agreements

The Company enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The Company’s commodity forward contracts do not qualify for hedge accounting under SFAS No. 133 and instead are required to be marked-to-market.

During the three months ended March 31, 2006, the Company’s realized gains on fuel oil forward contracts that matured of $0.5 million compared to $0.1 million during the prior year period. The mark-to-market valuation of outstanding fuel oil forward contracts at both March 31, 2006 and December 31, 2005 resulted in an asset of $0.8 million. The mark-to-market adjustments are recorded in “Other Operating Income/Expense.”

During the three months ended March 31, 2006 and 2005, the Company realized losses on natural gas forward contracts that matured of $0.3 million and $0.1 million, respectively. The mark-to-market valuation of outstanding natural gas contracts at March 31, 2006 and December 31, 2005 resulted in a liability of $0.2 million and an asset of $0.3 million, respectively. The mark-to-market adjustments are recorded in “Other Operating Income/Expense.”

11.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of March 31, 2006, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$79,136	$62,104
Guarantees (2) and (3)	10,524	96
Surety bonds (4)	7,254	1,883

Total	$96,914	$64,083

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2006 and 2007 and are typically renewed as required.
(2)	In conjunction with the sale of RNZ’s timberlands to the JV in October 2005, the Company guaranteed five years of Crown Forest license obligations with annual payments of approximately $1.1 million. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. The Company would have to perform if the bank defaulted on the bond. A $54 thousand liability, representing Rayonier’s obligation to perform, was recorded in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This guarantee expires in 2010.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In conjunction with the sale of its New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bank pursuant to the bond. The Company would have to perform under the guarantee and seek legal redress from the owner if the owner’s bank defaulted on the bond. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of March 31, 2006, two annual payments, estimated at $1.3 million each, remain. This guarantee expires in 2007.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At March 31, 2006 and December 31, 2005, the Company had a liability of $43 thousand to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)	In conjunction with the Company’s $250 million revolving credit facility, Rayonier guarantees the borrowings of RFR and Rayonier TRS Holdings Inc. (TRS). Additionally, TRS guarantees the borrowings of Rayonier Inc. At March 31, 2006, there were no outstanding borrowings on the Company’s revolving credit facility.

(4)	Rayonier has issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2006 and 2007 and are renewed as required.

12.	CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the 2005 Annual Report on Form 10-K.

Legal Proceedings

The Company is involved in various legal actions, including those involving environmental matters that are discussed more fully in Note 13 - Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Between 1985 and 1995, Southern Wood Piedmont Company (SWP, a wholly-owned subsidiary of the Company) sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites (East Point) to a third-party processor in Louisiana for recycling. The processing facility closed in 1995 and is the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Department of Justice (DOJ) and the State of Louisiana, through its Department of Environmental Quality (LDEQ), in United States District Court for the Western District of Louisiana (the Court) against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that are still owned and retained by the processor. SWP, DOJ and LDEQ have been engaged in discussions regarding a settlement of this matter. On July 14, 2005, DOJ filed a motion to dismiss SWP’s Amended Complaint in Intervention in this case and, in the event the SWP complaint was not dismissed by the Court, DOJ filed an answer to the complaint. DOJ also asked the Court for leave to file a counterclaim against SWP and the Company, which would assert claims for cost recovery under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) in respect of the investigation and remediation of the sites owned by the third party processor. Trial in this matter against SWP is currently scheduled for June 2006, although potential settlement alternatives are being explored. If no settlement is reached in this matter, the Company will vigorously defend itself. The Company believes that its reserves at March 31, 2006 adequately reflect the probable costs to be incurred upon the ultimate resolution of the dispute.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In 1998, the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (DEP) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (Combe). It is alleged that the Company’s former Eastern Research Division (ERD) in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered, nonbinding alternative dispute resolution process is ongoing and in March of 2006 a court-appointed neutral issued a report and recommendations, which are currently being reviewed. Settlement discussions have not substantially progressed to date, but may commence now that the neutral’s report has been issued. The Company believes that its reserves at March 31, 2006 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

The Company received an April 22, 2005 letter from the Environmental Protection Division of the Georgia Department of Natural Resources (EPD), which identified it as a responsible party under the Georgia Hazardous Site Response Act for potential polychlorinated biphenyl (PCB) contamination allegedly originating from a third-party owned site in Jesup, Georgia. Approximately 60 other parties received similar letters. It is unclear at this time as to the nature, extent or scope of any potential contamination at the site. The Company is currently unable to estimate the amount and probability of any potential exposure.

In the third quarter of 2005, the Company advised EPD of the results of certain testing undertaken by the Company at its Jesup, Georgia mill. This testing related to potential non-capture of certain methanol emissions during a particular stage of the mill’s pulp manufacturing process. The potential non-capture at issue appears to have taken place during portions of three years between 2001 and 2004. While the Company’s position is that no applicable law or regulation has been violated, EPD was voluntarily notified by the Company. To date, no notices of violation or citations have been issued by EPD. Discussions with EPD over this matter are ongoing, and there can be no assurances as to the outcome. The Company believes that its reserves at March 31, 2006 adequately reflect the probable costs to be incurred upon the ultimate resolution of this matter.

The Company and the Board of Assessors of Wayne County, Georgia (the County) executed an agreement which, among other things, provided that the parties would resolve a property tax dispute relating to the Jesup mill property for the tax years 2002 to 2004 through binding arbitration, and on December 22, 2004, the arbitration agreement was approved by the Georgia Superior Court (the Court). On September 10, 2005, after completion of six-day arbitration, the Company received a favorable arbitration ruling. The arbitrators’ decision will result in the County owing the Company a refund of approximately $5.1 million for excess taxes paid. Additionally, the decision would allow the Company to reverse its $2.8 million accrued property tax balance. In December 2005, the County filed motions with the Court claiming that it did not have the power and authority to enter into the arbitration agreement with Rayonier, and that the arbitrators’ decision should be vacated. On March 24, 2006, the Court upheld the validity of the arbitration agreement (with the exception of one provision governing the calculation of certain future years’ taxes, which does not affect the amount of the refund for 2002 to 2004 tax years), and confirmed the decision rendered by the panel of arbitrators. The County has filed an appeal of the Court’s decision. Due to the County’s actions, and in compliance with SFAS No. 5, Accounting for Contingencies, no refund for excess taxes paid or adjustment for taxes accrued has been recorded in the Company’s financial statements as of March 31, 2006.

Environmental Matters

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA and similar state laws and regulations. Management closely monitors its environmental responsibilities, and believes that the Company is in substantial compliance with current environmental requirements. In addition to ongoing compliance with laws and regulations, the Company’s facilities operate in accordance with various permits, which are issued by state and federal environmental agencies. Many of these permits impose operating conditions on the Company which require significant expenditures to ensure compliance. In addition, upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions in response to new environmental laws and regulations, or more stringent interpretations of existing laws and regulations. It is the opinion of management that substantial expenditures over the next ten years will be required in the area of environmental compliance. During 2006 and 2007, Rayonier expects spending on environmental capital projects, exclusive of discontinued operations described in Note 13 - Reserves for Dispositions and Discontinued Operations, to be approximately $4 million and $2 million, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The EPA finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s two Performance Fibers dissolving pulp mills and two other similar mills. (The EPA uses the term “Cluster Rules” to identify parallel rule-making for water and air technology-based discharge limits for pulp and paper mills.) In late 2003, EPA informed Rayonier that it was delegating its Cluster Rule rulemaking authority for these four mills to the environmental agencies of the respective states. Rayonier will continue to work with the EPA and the applicable state environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next five years (2006 - 2010) associated with Cluster Rule compliance and other environmental regulations are not expected to exceed $21 million. Such capital expenditures are not expected to cause total capital expenditures of the Company to exceed an annual average of $100 million to $110 million.

Federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may in certain cases prevent timber harvesting, road construction and other activities on private lands, including a portion of the Company’s timberlands. Over the past several years, the harvest of timber from the Company’s timberlands in the State of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report, which led the Washington Forest Practices Board to adopt rules further restricting timber harvesting within buffers along streams with fish habitat. All of these restrictions have caused Rayonier over time to restructure and reschedule its harvest plans and have reduced the total volume of timber available for future harvest.

13.	RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include Rayonier’s Port Angeles, WA mill, which was closed in 1997; SWP, which ceased operations in 1989 except for remedial activities; ERD, which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP has been designated a potentially responsible party (PRP), or has had other claims made against it, under CERCLA and/or comparable state statutes relating to ten former wood processing sites which are no longer operating.

An analysis of activity in the reserves for dispositions and discontinued operations for the three months ended March 31, 2006 and the year ended December 31, 2005, is as follows:

	March 31, 2006	December 31, 2005
Balance, January 1,	$140,382	$146,054
Expenditures charged to reserves	(3,234)	(8,697)
Additions to reserves	—	3,025

Balance, end of period	137,148	140,382
Less: Current portion	(13,163)	(12,422)

Non-current portion	$123,985	$127,960

Rayonier has identified specific reserves for three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as material and requiring separate disclosure which was presented in the Company’s 2005 Annual Report on Form 10-K. There have not been any significant changes in these sites’ reserve requirements for the three months ended March 31, 2006, and therefore separate disclosure is not presented herein. For an analysis of the reserve activity for the three years ended December 31, 2005 and a brief description of these individually material sites, see the Company’s 2005 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

Rayonier currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2006 and 2007 will approximate $13 and $12 million, respectively. Such costs will be charged against reserves for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. The Company believes established reserves are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves. As of March 31, 2006, this amount could range up to $29 million and arises from uncertainty over the effectiveness of remedial measures, changes in remediation technology, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

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

14.	EMPLOYEE BENEFIT PLANS

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

The Company has closed enrollment in its pension and postretirement medical plans to new salaried employees hired after December 31, 2005. New salaried employees will automatically be enrolled in the Company’s 401(k) plan and will receive an enhanced retirement contribution.

The net periodic benefit cost for the Company’s pension and postretirement plans for the three months ended March 31, 2006 and 2005 are shown in the following table:

Components of Net Periodic Benefit Cost

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$1,935	$1,825	$180	$151
Interest cost	3,433	3,250	585	537
Expected return on plan assets	(4,062)	(3,550)	—	—
Amortization of prior service cost	374	350	71	70
Amortization of losses	1,277	1,125	341	262

Net periodic benefit cost	$2,957	$3,000	$1,177	$1,020

The Company does not have any required pension plan contributions for 2006; however, the Company anticipates making discretionary pension contributions ranging from $11 million to $15 million in 2006.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Foreign currency translation adjustments	$16,398	$24,065
Minimum pension liability adjustments, net of tax	(16,461)	(16,461)

Total	$(63)	$7,604

During the three months ended March 31, 2006, the decrease in net foreign currency translation adjustments was primarily due to the change in the New Zealand to U.S. dollar exchange rate.

16.	SUBSEQUENT EVENT

On April 21, 2006, RNZ and its JV partners entered into an agreement to sell 35 percent of the JV to AMP Investment Services Limited and subsidiaries. As a result, the Company’s investment in the JV will decrease from 49.7 percent to 40 percent.

The Company expects to receive net cash proceeds of approximately $23 million (based on a $US/$NZ exchange rate of 0.63), and recognize an after-tax gain of approximately $6 million, or $0.08 per share, which includes approximately $5 million of previously deferred gain. RNZ will continue to manage the timberlands owned by the JV.

The transaction, which is expected to close in the second quarter, is subject to the approval of the New Zealand Overseas Investment Office and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report on Form 10-K.

Segment Information

We operate in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real estate sales include the sale of all properties, including those designated for HBU. In the future, our real estate segment may include revenue generated from properties with entitlements and infrastructure improvements, some of which may be through joint ventures. The assets of our Real Estate segment include HBU property held by TerraPointe and timberlands under contract previously reported in the Timber segment. Allocations of depletion expense and non-cash costs of land sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of our lumber operations. Our remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. We evaluate financial performance based on the operating income of the segments.

Operating income/(loss), as stated in the following table and as presented in the Consolidated Statements of Income and Comprehensive Income, is equal to segment income/(loss). The income/(loss) items below “Operating income” in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest, miscellaneous income/(expense) and income tax (expense)/benefit, are not considered by management to be part of segment operations.

In 2005, we entered into a joint venture (JV) with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management, under which the JV purchased approximately 354,000 acres of New Zealand timberlands, including 118,000 acres from Rayonier. Our investment at March 31, 2006 of $72.5 million represents a 49.7 percent equity interest. We are actively attempting to sell down our share to 40 percent. In addition to having an equity investment, we manage the JV’s 354,000 acres of timberlands for which we receive a management fee. The JV is included in the Timber segment. See Note 8 – Joint Venture Investment and Note 16 – Subsequent Event for additional information on the JV.

In August 2005, we sold our MDF business and the operations are now shown as discontinued operations (see Note 7 – Sale of Medium-Density Fiberboard Business (MDF)). These operations were previously included in the Wood Products segment, which has been restated to exclude the operations and assets of MDF for all periods presented.

Results of Operations, Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Financial Information (in millions)	Three Months Ended March 31,
	2006	2005
Sales

Timber	$54.4	$51.9

Real Estate
Development	6.4	6.1
Rural	6.7	17.5
Other	—	—

Total Real Estate	13.1	23.6

Performance Fibers
Cellulose Specialties	106.7	101.1
Absorbent Materials	39.3	41.9

Total Performance Fibers	146.0	143.0

Wood Products	31.6	30.5

Other operations	32.1	26.3
Intersegment Eliminations	—	(0.3)

Total Sales	$277.2	$275.0

Operating Income (Loss)
Timber	$23.8	$23.7
Real Estate	10.2	15.3
Performance Fibers	10.3	12.4
Wood Products	2.6	3.2
Other operations	(0.4)	0.2
Corporate and other expenses / eliminations	(9.2)	(7.5)

Total Operating Income	37.3	47.3
Interest Expense	(12.2)	(12.3)
Interest / Other income	2.2	0.4
Income tax expense	(4.0)	(0.6)

Income from Continuing Operations	23.3	34.8

Loss from Discontinued Operations	—	(0.4)

Net Income	$23.3	$34.4

Timber

Sales for the three months ended March 31, 2006 increased from the prior year period by $2.5 million primarily due to increased prices in our Southeast and Northwest regions partially offset by lower New Zealand sales.

In the first quarter of 2006, the Southeast realized a 15 percent and an 8 percent increase in pine prices and volume, respectively. The improvements resulted from strong sawlog demand in 2006. In the first quarter of 2005, average Southeast prices were unusually low due to the sale of salvage timber as a result of three major hurricanes in the latter part of 2004.

In the Northwest, average prices increased 4 percent over the prior year due to continued strong demand from lumber mills and lower imports of Canadian timber due to a weaker U.S. dollar. Volumes were consistent with 2005 levels.

Beginning in the fourth quarter of 2005, our New Zealand operations consist of a JV in which we hold a 49.7 percent interest reported under the equity method and the management of the JV timberlands. Our equity in the earnings/loss of the JV is included in timber operating income.

Sales (in millions)	2005	Changes Attributable to:			2006
		Price	Volume/Mix	Other
Three months ended March 31,
Total Sales	$51.9	$4.2	$0.3	$(2.0)	$54.4

Operating income was consistent with prior year as price gains in the Southeast and Northwest were offset by the Northwest’s higher depletion rate as a result of acquisitions and increased transportation costs. Additionally, we recognized a $0.7 million loss from our equity holdings in the JV as export sales were negatively impacted by the strong New Zealand dollar.

Operating Income (in millions)	2005	Changes Attributable to:			2006
		Price	Volume/Mix	Cost/Other
Three months ended March 31,
Total Operating Income	$23.7	$4.2	$(0.2)	$(3.9)	$23.8

Real Estate

In conjunction with the formation of TerraPointe, our real estate holdings in the Southeast have been segregated into two groups; development properties and rural properties. Development properties are predominantly located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL, while the rural properties essentially include the balance of our ownership in the Southeast. Our Northwest real estate sales comprise the Other category.

During the first quarter of 2006, sales and operating income decreased over the prior year period. Although prices improved, volume was lower. This decline reflects our transition from selling bulk land to focusing more on value-added development activities, as well as the inherent uncertainty in the timing of real estate transactions.

Sales (in millions)	2005	Changes Attributable to:		2006
		Price	Volume
Three months ended March 31,
Development	$6.1	$3.4	$(3.1)	$6.4
Rural	17.5	1.6	(12.4)	6.7
Other	—	—	—	—

Total Sales	$23.6	$5.0	$(15.5)	$13.1

Operating Income (in millions)	2005	Changes Attributable to:		2006
		Price	Volume
Three months ended March 31,
Total Operating Income	$15.3	$5.0	$(10.1)	$10.2

Performance Fibers

In the first quarter of 2006, strong market demand for cellulose specialties resulted in an average price increase of $79 per ton, or 8 percent. This price increase included a fuel oil surcharge of $29 per ton totaling $2.3 million on all acetate volume and other cellulose specialty volume allowable by contract. The improvement in pricing was offset by an unexpected timing shift in a major customer’s volume requirements and a greater number of scheduled maintenance shut-down days in the first quarter of 2006 versus the first quarter of 2005.

Sales of absorbent materials decreased primarily due to the fourth quarter 2005 disposition of our Engineered Absorbent Materials facility which contributed $3.1 million in sales for the first quarter of 2005. Excluding this impact, absorbent materials sales increased slightly in the first quarter of 2006 due to product mix.

Sales (in millions)	2005	Changes Attributable to:			2006
		Price	Volume/Mix	Other
Three months ended March 31,
Cellulose Specialties	$101.1	$8.2	$(2.6)	$—	$106.7
Absorbent Materials	41.9	0.8	(0.2)	(3.2)	39.3

Total Sales	$143.0	$9.0	$(2.8)	$(3.2)	$146.0

Operating income in the first quarter of 2006 declined by $2.1 million from the prior year period as increases in raw materials and energy costs more than offset the improved cellulose specialties pricing.

Operating Income (in millions)	2005	Changes Attributable to:				2006
		Price	Volume/Mix	Costs	Other
Three months ended March 31,
Total Operating Income	$12.4	$9.0	$(0.4)	$(11.0)	$0.3	$10.3

Wood Products

Lumber sales increased compared to the prior year period due to slightly higher prices and volume resulting from continued strong demand in the housing market and lower imports.

Sales (in millions)	2005	Changes Attributable to:			2006
		Price	Volume/Mix	Other
Three months ended March 31,
Total Sales	$30.5	$0.3	$0.5	$0.3	$31.6

For the three months ended March 31, 2006, operating income decreased from the prior year as higher wood costs more than offset the increased prices.

Operating Income (in millions)	2005	Changes Attributable to:				2006
		Price	Volume/Mix	Costs	Other
Three months ended March 31,
Total Operating Income	$3.2	$0.3	$0.1	$(1.2)	$0.2	$2.6

Other Operations

While sales for the three months ended March 31, 2006 increased due to stronger trading activity, an operating loss was recognized for the period. We have no immediate plans to exit these non-core businesses.

Corporate and Other Expenses / Eliminations

In the first quarter of 2006, corporate and other expenses increased $1.7 million primarily due to $2.1 million of stock option expense related to our adoption of SFAS No. 123(R). See Note 3 – Incentive Stock Plans for the disclosures required under SFAS No. 123(R).

Other Income / Expense

Interest expense for the first quarter was comparable to the prior year period as lower average debt levels were offset by higher interest rates.

Interest/Other income improved by approximately $1.8 million from the prior year due to higher cash levels in 2006.

Provision for Income Taxes from Continuing and Discontinued Operations

See Note 4 – Income Taxes of the Notes to the Condensed Consolidated Financial Statements set forth in Part I of this Report, which is hereby incorporated by reference.

Outlook

We expect second quarter 2006 net income to be somewhat above the first quarter with improved cellulose specialties volume and product mix and higher Northwest timber prices partly offset by increased performance fibers manufacturing costs. However, earnings are expected to be somewhat below second quarter 2005, excluding special items, primarily due to higher performance fibers manufacturing costs partly offset by improved prices for cellulose specialties and Southeast timber. Based on strong demand and pricing for cellulose specialties, U.S. timber and Southeast real estate, we continue to believe that full-year earnings will be somewhat above 2005, excluding special items. The second half of the year is expected to be much stronger than the first, particularly due to increased real estate transactions.

Liquidity and Capital Resources

Cash Flow

Cash provided by operating activities of $51 million for the first quarter of 2006 was $25 million below the prior year period, primarily due to lower operating income and higher working capital. Cash used for investing activities of $40 million for the first three months of 2006 was comparable to the same prior year period. Capital expenditures and timberland purchases of $41 million increased $21 million over the prior year period while restricted cash deposits decreased by an insignificant amount in 2006, compared to a $20 million increase in 2005. Cash used for financing activities increased $8 million in the first quarter reflecting higher dividend payments which increased $0.06 per share (adjusted for the October 17, 2005 stock-split), or $5 million, and the absence of short term debt borrowings in 2006. This increase was partly offset by the classification of $2 million of excess tax benefit from stock options in financing cash flows as a result of adopting SFAS No. 123(R) and slightly higher proceeds from the exercise of stock options. Cash and cash equivalents totaled $126 million and $146 million as of March 31, 2006 and December 31, 2005, respectively, and consisted primarily of marketable securities with maturities at date of acquisition of 90 days or less.

At March 31, 2006, debt was $558 million, slightly below the December 31, 2005 balance of $559 million. Our debt-to-capital ratio at March 31, 2006 remained at 39 percent, consistent with the December 31, 2005 ratio.

There were no pension contributions made during the first quarter of 2006 or 2005; however we anticipate making discretionary contributions ranging from $11 million to $15 million in the next nine months. Income tax payments in the first quarter of 2006 totaled $7 million compared to $4 million in 2005. We expect full year income tax payments to be $28 million, approximately $1 million below the prior year. We expect 2006 capital expenditures, excluding strategic acquisitions, of approximately $106 million. First quarter 2006 pre-tax spending for environmental costs related to dispositions and discontinued operations was $3 million; full year expenditures of approximately $12 million are anticipated.

Liquidity Performance Indicators

The discussion below is presented to enhance the reader’s understanding of our ability to generate cash, our liquidity and our ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings from Continuing Operations before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDA), and Adjusted Cash Available for Distribution (Adjusted CAD). These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures. We consider these measures to be important to estimate the enterprise and shareholder values of Rayonier as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our financial condition and cash generating ability. EBITDA is defined by the Securities and Exchange Commission (SEC); however, Adjusted CAD as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA and Adjusted CAD for the three months ended March 31, 2005 have been restated to exclude the discontinued operations of the MDF business. EBITDA is a non-GAAP measure of our operating cash generating capacity. For the three months ended March 31, 2006, EBITDA was $70 million, $13 million below the prior year period primarily due to lower operating income. Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2006	2005
Cash Provided by Operating Activities of Continuing Operations	$50.8	$75.6
Non-cash cost basis of real estate sold	(0.8)	(4.0)
Income tax expense	4.0	0.6
Interest expense, net	10.0	11.7
Working capital increase	11.9	—
Other balance sheet changes	(5.8)	(0.7)

EBITDA	$70.1	$83.2

A non-cash expense critical to the economics of our Real Estate business is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the three months ended March 31, 2006 and 2005 totaled $70.9 million and $87.2 million, respectively.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchasing our common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing like-kind exchange benefits). We define Cash Available for Distribution (CAD) as Cash Provided by Operating Activities of Continuing Operations less capital spending, adjusted for equity based compensation amounts, proceeds from matured energy forward contracts, the tax benefits associated with certain strategic acquisitions and the change in committed cash. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the tax benefits from the exercise of stock options were included in cash provided by operating activities and therefore deducted to arrive at Adjusted CAD. Under SFAS No. 123(R), cash flows provided by excess tax benefits from stock-based compensation are required to be presented in the Financing Activities section of the Consolidated Statement of Cash Flows and are therefore no longer a reconciling item. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we also reduce CAD by mandatory debt repayments resulting in the measure entitled “Adjusted CAD.”

Adjusted CAD for the three months ended March 31, 2006 was $23 million, $39 million below the prior year period. The decrease is due to lower cash provided by operating activities resulting from reduced operating income and higher working capital requirements, and increased capital expenditures. The Adjusted Cash Available for Distribution generated in the current period is not necessarily indicative of amounts that may be generated in future periods. Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2006	2005
Cash provided by Operating Activities of Continuing Operations	$50.8	$75.6
Capital spending, net	(36.5)	(20.1)
Proceeds from matured energy contracts	0.2	—
Decrease in committed cash	5.9	5.5
Equity-based compensation adjustments	4.2	1.2
LKE tax benefits	(0.9)	—

Cash Available for Distribution	23.7	62.2
Mandatory debt repayments*	(0.8)	(0.8)

Adjusted Cash Available for Distribution	$22.9	$61.4

*	No discretionary repayments were made during the three months ended March 31, 2006 and 2005.

Liquidity Facilities

In connection with our $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. In addition, there are covenant requirements in effect for RFR setting a minimum ratio of cash flow available for fixed charges to fixed charges. At March 31, 2006 and December 31, 2005 the available borrowings were $235 million under the revolving credit facility, reduced by $15 million of standby letters of credit previously issued. The facility expires in November 2006 and we plan to refinance it before expiration.

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

The covenants listed below are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect as of March 31, 2006 were as follows:

	Covenant Requirement	Actual ratio at March 31, 2006	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.12 to 1	5.62
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.48 to 1	2.52
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	3.88 to 1	1.38
Dividends paid should not exceed 90 percent of Covenant FFO	90%	41%	49%

We are currently in compliance with all of our financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of approximately $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. At March 31, 2006 and December 31, 2005 the amount of excess proceeds was approximately $31 million.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

No material changes to guarantees or financial instruments such as letters of credit and surety bonds occurred during the first three months of 2006. See Note 11 - Guarantees, for details on the letters of credit, surety bonds and total guarantees outstanding as of March 31, 2006.

Segment EBITDA

EBITDA is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three months ended March 31, 2006 and 2005 was as follows (millions of dollars):

	Three Months Ended March 31,
	2006	2005
EBITDA *
Timber	$39.1	$38.5
Real Estate	10.7	18.5
Performance Fibers	25.4	28.5
Wood Products	4.3	5.0
Other Operations	(0.1)	0.3
Corporate and other	(9.3)	(7.6)

Total	$70.1	$83.2

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended March 31, 2006
Cash provided by operating activities of continuing operations	$37.2	$7.5	$29.6	$0.7	$0.6	$(24.8)	$50.8
Less: Non-cash cost basis of real estate sold	—	(0.8)	—	—	—	—	(0.8)
Add: Income tax expense	—	—	—	—	—	4.0	4.0
Interest, net	—	—	—	—	—	10.0	10.0
Working capital increases (decreases)	4.5	4.0	(4.2)	3.6	(0.9)	4.9	11.9
Other balance sheet changes	(2.6)	—	—	—	0.2	(3.4)	(5.8)

EBITDA	$39.1	$10.7	$25.4	$4.3	$(0.1)	$(9.3)	$70.1

Three Months Ended March 31, 2005
Cash provided by operating activities of continuing operations	$45.9	$26.5	$25.8	$1.6	$(3.7)	$(20.5)	$75.6
Less: Non-cash cost basis of real estate sold	—	(4.0)					(4.0)
Add: Income tax expense	—	—	—	—	—	0.6	0.6
Interest, net	—	—	—	—	—	11.7	11.7
Working capital increases (decreases)	(4.8)	(3.7)	2.7	3.4	2.1	0.3	—
Other balance sheet changes	(2.6)	(0.3)	—		1.9	0.3	(0.7)

EBITDA	$38.5	$18.5	$28.5	$5.0	$0.3	$(7.6)	$83.2

*	Unusual, non-trade intercompany items between the segments have been eliminated.

The following tables provide sales volumes by segment:

	Three Months Ended
	March 31, 2006	March 31, 2005
Timber
Northwest U.S., in millions of board feet	75	76
Southeast U.S., in thousands of short green tons	1,247	1,221
Timber sales volume -
Intercompany
Northwest U.S., in millions of board feet	—	—
Southeast U.S., in thousands of short green tons	—	21
Real Estate
Acres sold
TerraPointe - Development	744	1,520
TerraPointe - Rural	2,660	9,148
Northwest U.S.	—	80

Total	3,404	10,748
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	104	107
Absorbent materials, in thousands of metric tons	65	67
Production as a percent of capacity	98.9%	98.0%
Lumber
Sales volume, in millions of board feet	84	83

The following tables provide sales by geographic location:

	Three Months Ended
	March 31, 2006	March 31, 2005
Geographical Data (Non-U.S.)
Sales
New Zealand	$5.5	$8.9
Other	4.5	2.7

Total	$10.0	$11.6

Operating income (loss)
New Zealand	$(1.1)	$0.5
Other	(0.4)	(0.2)

Total	$(1.5)	$0.3

Timber
Sales
Northwest U.S.	$27.1	$26.3
Southeast U.S.	25.0	20.9
New Zealand	2.3	4.7

Total	$54.4	$51.9

Operating income
Northwest U.S.	$16.0	$16.4
Southeast U.S.	8.9	6.4
New Zealand	(1.1)	0.9

Total	$23.8	$23.7

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

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

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk; however, we intend to hold most of our debt until maturity. We periodically enter into interest rate swap agreements to manage exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At March 31, 2006, we had two interest rate swap agreements, both maturing in 2007, which resulted in a liability with a fair market value of $2.6 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. A hypothetical 10 percent increase/decrease in the prevailing market price of natural gas and fuel oil would result in a change of $0.2 million and $0.7 million, respectively, in our pre-tax income. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. Our natural gas and fuel oil contracts do not qualify for hedge accounting and as such mark-to-market adjustments are recorded in “Other operating income, net.” See Note 10 – Financial Instruments for outstanding forward contracts at March 31, 2006 as well as gains and losses recognized from such contracts.

Primarily all of our revenues and expenses are U.S. dollar-denominated. However, the JV is subject to the risks of foreign currency fluctuations (See Note 8 – Joint Venture Investment for additional information on the JV). At March 31, 2006, there were no outstanding forward foreign currency contracts to purchase New Zealand dollars.

For a full description of our market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2005 Annual Report on Form 10-K.

Safe Harbor

Statements in this Form 10-Q regarding anticipated earnings, demand and pricing for our products, manufacturing costs, and real estate transactions, among others, are “forward-looking statements” made pursuant to the safe harbor provisions of federal securities laws. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements: changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for, or supply of, cellulose specialty products, absorbent materials, timber, wood products or real estate and entry of new competitors into these markets; adverse weather conditions affecting production, timber availability and sales, or distribution; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the entry into or closing of real estate sale transactions; changes in law or policy that might condition, limit or restrict the development of real estate; the ability of the Company to identify and complete timberland and higher-value real estate acquisitions; the Company’s ability to continue to qualify as a REIT; the ability of the Company to complete tax-efficient exchanges of real estate; and implementation or revision of governmental policies and regulations affecting the environment, endangered species, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see the Company’s most recent Form 10-K on file with the Securities and Exchange Commission. Rayonier assumes no obligation to update these statements except as may be required by law.

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

Based on an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Co-Principal Financial Officers, concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2006.

In the quarter ended March 31, 2006, based upon the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, there were no changes in our internal controls over financial reporting that would materially affect or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 12 and 13 of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which are hereby incorporated by reference.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005. For a full description of these risk factors, please refer to Item 1A, Risk Factors, in the 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized, through its Common Share repurchase program, to repurchase 2,458,488 and 2,066,763 shares as of March 31, 2006 and 2005, respectively.

The following chart provides the required disclosures with regard to stock repurchases:

Period	Total Number of Shares Purchased *	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2006 to January 31, 2006	3,334	$39.85	—	—
February 1, 2006 to February 28, 2006	4,883	$42.90	—	—
March 1, 2006 to March 31, 2006	—	—	—	—

Total	8,217		—	—

*	Shares repurchased during the three months ended March 31, 2006 were to satisfy the minimum tax withholding requirements related to the payout of restricted shares under the 1994 Rayonier Incentive Stock Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of Rayonier during the first quarter of 2006.

Item 5. Other Information

On April 21, 2006, Rayonier New Zealand Limited (RNZ), a wholly-owned subsidiary of the Company, together with Deutsche Bank AG, Sydney Branch, Cameron Partners Limited, and Matariki Forests Australia PTY Limited (Matariki), entered into an agreement (the Agreement) to sell portions of their interests in the Matariki Forest Group (the JV) to AMP Investment Services Limited (AMPI), AMP Investment Services PTY Limited (AMP PTY) and AMP Life Limited (AMP Life), as well as other related agreements. AMPI, AMP PTY and AMP Life are Australian entities and are collectively referred to herein as the Purchasers.

Pursuant to the Agreement, among other things, the Company will sell 9.72% of its interest in the JV to the Purchasers. As a result of these transactions, the Company is expected to receive net cash proceeds of approximately $23 million (based on a $US/NZ exchange rate of 0.63), and expects to recognize an after-tax gain of approximately $6 million, or $0.08 per share, which includes approximately $5 million of previously deferred gain. The Company will own a 40% interest in the JV after consummation of the transactions contemplated by the Agreement and will continue to manage the timberlands owned by the JV.

The transaction, which is expected to close in the second quarter, is subject to the approval of the New Zealand Overseas Investment Office and other customary closing conditions.

Item 6. Exhibits

10.1	Retention Agreement dated March 21, 2006 between Rayonier Inc. and Paul G. Boynton	Incorporated by reference to Exhibit 10.1 from the Registrant’s March 24, 2006 Form 8-K

10.2	Rayonier Annual Corporate Bonus Program	Incorporated by reference to Exhibit 10.1 from the Registrant’s March 3, 2006 Form 8-K

12	Statement re: computation of ratios	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.3	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Senior Vice President and
Chief Accounting Officer

April 27, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Retention Agreement dated March 21, 2006 between Rayonier Inc. and Paul G. Boynton	Incorporated by reference to Exhibit 10.1 from the Registrant’s March 24, 2006 Form 8-K

10.2	Rayonier Annual Corporate Bonus Program	Incorporated by reference to Exhibit 10.1 from the Registrant’s March 3, 2006 Form 8-K

12	Statement re: computation of ratios

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act