Form 10-Q
period 2006-06-30
RAYONIER INC
filed 2006-08-02
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 21, 2006, there were outstanding 76,570,449 Common Shares of the Registrant.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
SALES	$312,122	$290,287	$589,274	$565,259

Costs and Expenses
Cost of sales	247,429	227,040	471,580	444,366
Selling and general expenses	14,436	15,260	30,620	29,800
Other operating income, net	(818)	(915)	(2,050)	(5,116)

	261,047	241,385	500,150	469,050
Equity in loss of New Zealand joint venture	(99)	—	(848)	—

OPERATING INCOME	50,976	48,902	88,276	96,209
Gain on sale of portion of New Zealand joint venture	7,769	—	7,769	—

INCOME FROM CONTINUING OPERATIONS, INCLUDING GAIN ON SALE OF PORTION OF NEW ZEALAND JOINT VENTURE	58,745	48,902	96,045	96,209
Interest expense	(11,874)	(12,827)	(24,063)	(25,140)
Interest and miscellaneous income, net	1,781	1,042	3,979	1,531

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	48,652	37,117	75,961	72,600
Income tax (expense) benefit	(5,874)	4,458	(9,879)	3,815

INCOME FROM CONTINUING OPERATIONS	42,778	41,575	66,082	76,415

DISCONTINUED OPERATIONS, NET
Loss on discontinued operations, net of income tax benefit of $9,863 and $10,329	—	(24,699)	—	(25,080)

NET INCOME	42,778	16,876	66,082	51,335

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on hedged transactions, net of income tax benefit of $358 and $262	—	(229)	—	(410)
Foreign currency translation adjustment	(1,035)	(4,345)	(8,704)	(656)

COMPREHENSIVE INCOME	$41,743	$12,302	$57,378	$50,269

EARNINGS (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.56	$0.55	$0.87	$1.01
Discontinued Operations	—	(0.33)	—	(0.33)

Net Income	$0.56	$0.22	$0.87	$0.68

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.55	$0.54	$0.85	$0.99
Discontinued Operations	—	(0.32)	—	(0.32)

Net Income	$0.55	$0.22	$0.85	$0.67

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$165,020	$146,227
Accounts receivable, less allowance for doubtful accounts of $1,108 and $1,158	105,605	88,378
Inventory
Finished goods	56,192	65,214
Work in process	8,481	8,666
Raw materials	8,051	10,013
Manufacturing and maintenance supplies	1,775	1,652

Total inventory	74,499	85,545
Other current assets	58,212	33,948

Total current assets	403,336	354,098

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	917,253	927,019

PROPERTY, PLANT AND EQUIPMENT
Land	21,386	20,862
Buildings	115,325	114,678
Machinery and equipment	1,250,795	1,216,864

Total property, plant and equipment	1,387,506	1,352,404
Less - accumulated depreciation	(1,018,725)	(991,094)

	368,781	361,310

INVESTMENT IN JOINT VENTURE	55,917	81,648

OTHER ASSETS	114,347	114,989

	$1,859,634	$1,839,064

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$80,034	$66,362
Bank loans and current maturities	1,765	3,310
Accrued taxes	36,776	19,634
Accrued payroll and benefits	14,582	23,380
Accrued interest	2,970	1,924
Accrued customer incentives	6,976	9,087
Other current liabilities	36,842	33,951
Current reserves for dispositions and discontinued operations	11,844	12,422

Total current liabilities	191,789	170,070

DEFERRED INCOME TAXES	34,778	32,236

LONG-TERM DEBT	554,691	555,213

NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	124,068	127,960

OTHER NON-CURRENT LIABILITIES	69,275	68,733

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 76,570,449 and 76,092,566 shares issued and outstanding	437,087	422,364
Retained earnings	449,046	454,884
Accumulated other comprehensive (loss) income	(1,100)	7,604

	885,033	884,852

	$1,859,634	$1,839,064

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, unless otherwise noted)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Income from continuing operations	$66,082	$76,415
Non-cash items included in income:
Depreciation, depletion and amortization	66,611	71,998
Non-cash cost of real estate sales	4,504	6,003
Gain on sale of portion of New Zealand joint venture (Note 8)	(7,769)	—
Deferred income tax benefit	(3,571)	(12,584)
Non-cash stock-based incentive compensation expense	5,799	—
Other	1,530	—
Increase in accounts receivable	(17,507)	(614)
Decrease (increase) in inventory	6,815	(2,712)
Increase (decrease) in accounts payable	15,349	(6,565)
Increase in other current assets	(16,053)	(12,811)
Increase in accrued liabilities	2,927	2,044
Increase in other non-current liabilities	1,654	3,790
Decrease in other assets	11,849	2,770
Expenditures for dispositions and discontinued operations	(5,108)	(4,804)

CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	133,112	122,930

CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	965

INVESTING ACTIVITIES
Capital expenditures	(61,616)	(43,645)
Purchase of timberlands	(4,324)	—
Proceeds from sale of portion of New Zealand joint venture	21,770	—
Proceeds from matured energy forward contracts	674	—
Increase in restricted cash	(4,240)	(1,998)

CASH USED FOR INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(47,736)	(45,643)

CASH USED FOR INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	(274)

FINANCING ACTIVITIES
Issuance of debt	66,000	75,000
Repayment of debt	(67,545)	(46,545)
Dividends paid	(71,841)	(62,245)
Issuance of common shares	5,345	7,967
Repurchase of common shares	(472)	—
Excess tax benefits from stock-based compensation (Note 3)	2,211	—

CASH USED FOR FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(66,302)	(25,823)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(281)	43

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	18,793	52,198
Balance, beginning of year	146,227	84,117

Balance, end of period	$165,020	$136,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$22,735	$23,867

Income taxes	$9,983	$5,898

Non-cash investing activity:
Capital assets purchased on account	$(1,672)	$—

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (Rayonier or the Company), reflect all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the results of operations, the financial position and the cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating, and therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2005 Annual Report on Form 10-K.

New Accounting Standards

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the potential impact this Interpretation will have on its financial position, cash flows and results of operations.

2.	INCOME PER COMMON SHARE

All 2005 share amounts presented in the following table and hereafter have been restated to reflect the Company’s October 17, 2005 three-for-two stock split. The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income from continuing operations	$42,778	$41,575	$66,082	$76,415
Loss from discontinued operations	—	(24,699)	—	(25,080)

Net income	$42,778	$16,876	$66,082	$51,335

Shares used for determining basic earnings per common share	76,465,269	75,326,922	76,377,976	75,253,811

Dilutive effect of:
Stock options	1,177,197	1,432,695	1,299,922	1,374,752
Performance and restricted shares	326,666	652,493	311,900	650,033

Shares used for determining diluted earnings per common share	77,969,132	77,412,110	77,989,798	77,278,596

Basic earnings (loss) per common share:
Continuing operations	$0.56	$0.55	$0.87	$1.01
Discontinued operations	—	(0.33)	—	(0.33)

Net income	$0.56	$0.22	$0.87	$0.68

Diluted earnings (loss) per common share:
Continuing operations	$0.55	$0.54	$0.85	$0.99
Discontinued operations	—	(0.32)	—	(0.32)

Net income	$0.55	$0.22	$0.85	$0.67

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

3.	INCENTIVE STOCK PLANS

Accounting Prior to Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related Accounting Interpretations thereof, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No compensation expense was recognized in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2005 for stock options under APB No. 25. The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective basis, which requires stock-based compensation to be accounted for under the fair value method.

At June 30, 2006, the Company had two stock-based employee compensation plans. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock and Management Bonus Plan (the 2004 Plan), after shareholder approval was obtained. The 2004 Plan provides for 4.5 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The Company has issued non-qualified stock options, performance shares and restricted stock under both of the plans. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.

Summary of Impact of SFAS No. 123(R)

Total compensation cost recorded in “Selling and general expenses” for stock-based compensation was $2.2 million and $2.7 million for the three months ended June 30, 2006 and 2005, respectively and $5.8 million and $3.9 million for the six months ended June 30, 2006 and 2005, respectively. Included in the compensation cost for the three and six months ended June 30, 2006 was $0.2 million and $0.4 million related to stock option awards for retirement eligible employees that were granted prior to the adoption of SFAS No. 123(R), which is being recognized over the three-year vesting period. All stock option awards to retirement eligible employees subsequent to the adoption of SFAS No. 123(R) are expensed immediately. The $5.8 million stock-based compensation expense recorded in the first six months of 2006 includes $2.8 million for stock options of which $1.4 million was for stock options granted to retirement-eligible employees and expensed immediately in January 2006. The SFAS No. 123(R) compensation expense is expected to be approximately $2.3 million for each of the remaining two quarters of 2006.

As a result of adopting SFAS No. 123(R), the Company’s pre-tax income for the three and six months ended June 30, 2006 is $2.3 million and $2.2 million below what would have been reported under APB No. 25, respectively. Net income for the three months and six months ended June 30, 2006 is $1.8 million and $1.7 million lower than what would have been reported under APB No. 25, respectively. Basic and diluted earnings per share for the three and six months ended June 30, 2006 would have each been $0.58 and $0.57 per share and $0.89 and $0.87 per share, respectively, if the Company had not adopted SFAS No. 123(R). This compares to actual basic and diluted earnings per share of $0.56 and $0.55 per share and $0.87 and $0.85 per share, respectively. Tax benefits recognized related to stock-based compensation for the three months ended June 30, 2006 and 2005 were $0.6 million and $0.7 million, respectively, and $0.9 million and $1.1 million, for the six months ended, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the $2.2 million of cash flows resulting from tax benefits in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Pro Forma Disclosures for the Three and Six Months Ended June 30, 2005

Pursuant to the requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company continues to provide the following disclosure for income statement periods presented prior to the adoption of SFAS No. 123(R). The following table provides a reconciliation for the three and six months ended June 30, 2005 that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, net of related income tax effects, and shows the reported and pro forma earnings per share amounts:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$16,876	$51,335

Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	2,080	3,052

Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,742)	(3,454)

Pro forma net income	$17,214	$50,933

Earnings per share:
Basic, as reported	$0.22	$0.68
Basic, pro forma	$0.23	$0.68

Diluted, as reported	$0.22	$0.67
Diluted, pro forma	$0.22	$0.66

Fair Value Calculations by Award

Restricted Stock

Restricted stock granted under the 1994 and 2004 Plans generally vests upon completion of a three-year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. As of June 30, 2006, there was $1.4 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 1.2 years. The total intrinsic value of restricted stock outstanding at June 30, 2006 and 2005 was $2.9 million and $3.0 million, respectively. During the six months ended June 30, 2006, the Company canceled 8,217 common shares to pay the minimum withholding tax requirements on the participants’ behalf.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

A summary of the Company’s restricted stock plans as of and for the six months ended June 30, 2006 is presented below:

	2006
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Restricted Shares at January 1	117,731	$25.77
Granted	14,500	$39.64
Vested	(42,731)	$16.57

Nonvested Restricted Shares at June 30	89,500	$32.41

Performance Shares

The Company’s performance shares generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon total shareholder return versus peer groups. Under APB No. 25, the Company’s performance shares are expensed using the closing market price of the Company’s common stock at each reporting date, adjusted for an estimate of the ultimate number of shares to be issued. Upon adoption of SFAS No. 123(R), all performance share awards granted after January 1, 2006 are valued by an independent third party using a Monte Carlo simulation model. The fair value of awards granted prior to 2006 is equal to the share price of the Company’s stock on the date of grant. Compensation cost is based on the number of shares expected to be awarded upon vesting. The Company allows for the cash settlement of performance share awards to pay the minimum required withholding tax. During the six months ended June 30, 2006 and 2005, $3.9 million and $2.2 million in cash was used to pay the minimum withholding tax requirements in lieu of receiving common shares, respectively. As of June 30, 2006, there was $7.4 million of unrecognized compensation cost related to the Company’s performance share awards. This cost is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic value of non-vested outstanding performance shares at June 30, 2006 and 2005 was $17.9 million and $18.5 million, respectively.

Expected volatility, dividend yield and beta were estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The following chart provides a tabular overview of the assumptions used by an independent third party in calculating the fair value of the awards granted in the six months ended June 30, 2006:

2006
Dividend yield	4.4%
Expected volatility	21.2%
Risk-free rate	4.4%
Expected market risk-premium	8.5%
Beta	0.92

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

A summary of the status of the Company’s performance share plans as of and for the six months ended June 30, 2006 is presented below:

	2006
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Performance Shares at January 1	614,795	$24.05
Granted	148,000	$36.25
Vested	(272,420)	$17.22

Nonvested Performance Shares at June 30	490,375	$31.52

Non-Qualified Employee Stock Options

The exercise price of each non-qualified stock option granted under both the 1994 and 2004 plans is equal to the market price of the Company’s stock on the date of grant. Under the 1994 plan, the maximum term is 10 years and two days from the date of grant while under the 2004 Plan, the maximum term is 10 years from the grant date. Awards vest ratably over three years. Under APB No. 25, no compensation expense was recorded for stock options. Under SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical volatility, while the expected term is based on prior exercise behavior. The historical volatility for each grant is based on the change in daily market price of the Company’s common stock over the expected life of the award. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis. The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the six months ended June 30:

	2006	2005
Dividend yield	4.6%	5.1%
Expected volatility	30.2%	31.1%
Risk-free rate	4.3%	3.9%
Expected life (in years)	6.3	6.7
Fair value per share of options granted	$9.03	$6.54

A summary of the status of the Company’s stock option plans as of and for the six months ended June 30, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1	3,687,958	$20.50
Granted	396,150	$41.34
Exercised	(302,052)	$17.70
Canceled	(5,800)	$34.05

Options outstanding at June 30	3,776,256	$22.89	5.0	$53,616

Options vested and expected to vest as of June 30	3,733,845	$22.75	5.0	$53,467

Options exercisable at June 30	2,910,613	$19.05	4.8	$51,020

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $7.7 million and $9.2 million, respectively. The total fair value of options that vested during the six months ended June 30, 2006 and 2005 was $2.5 million and $2.9 million, respectively. As of June 30, 2006, there was $3.8 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 1.8 years.

4.	INCOME TAXES

The Company is a real estate investment trust (REIT).

General REIT Requirements

As a REIT, if applicable Internal Revenue Code (IRC) requirements are met, only the Company’s taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on property held by the Company upon REIT conversion at January 1, 2004) on taxable sales of such property during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland and other assets that will be sold within the ten-year built-in gain period and retained deferred tax liabilities for such built-in gains. All deferred tax liabilities and assets related to the taxable REIT subsidiaries were retained.

Under current law, the built-in gains tax from the sale of timberlands can be deferred if sales proceeds from relinquished properties are reinvested in similar property consistent with the requirements of IRC Section 1031 regarding like-kind exchanges (LKE), and eliminated if the replacement property is owned at least until expiration of the ten-year built-in gain period on December 31, 2013. The Company’s ability to harvest timber on a pay-as-cut basis from such replacement property is not restricted during the ten-year built-in gain period.

As a REIT, the Company can be subject to a 100 percent tax on the gain from entering into “prohibited transactions.” The Company believes it did not engage in any prohibited transactions during the six months ended June 30, 2006 or 2005.

Undistributed Foreign Earnings

Prior to March 31, 2004, the Company did not provide for U.S. taxes on all undistributed foreign earnings as it intended to permanently reinvest its undistributed foreign earnings overseas. Following the Company’s conversion to a REIT, this strategy was reevaluated with a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, during 2004, the Company recognized tax expense on approximately $123 million of undistributed foreign earnings that it expected to ultimately repatriate. During the first six months of 2005, the Company recognized $1.4 million of tax benefits related to exchange rate fluctuations on these undistributed foreign earnings. During the fourth quarter of 2005, the Company repatriated these previously undistributed foreign earnings.

The Company has undistributed foreign earnings it intends to permanently reinvest oversees, including all future foreign earnings. Therefore, no U.S. taxes have been provided on undistributed foreign earnings.

Tax Audits

Prior to filing its first quarter 2005 Form 10-Q, the Company executed a settlement agreement with the Internal Revenue Service (IRS) regarding a disputed issue for its 1996 and 1997 taxable years. The Company reversed the final $9.5 million of federal tax reserves previously established for this issue in the first quarter of 2005.

In June 2005, the Company reached an agreement with the IRS regarding disputed issues for its 1998 and 1999 taxable years, resulting in the reversal in the second quarter of 2005 of a $7.2 million reserve previously established for these issues. In the first quarter of 2006, the Company reversed $0.5 million of state tax reserves, as a result of the favorable IRS settlements related to 1998 and 1999.

In the third quarter of 2005, the IRS completed its field examination of tax years 2000, 2001 and 2002. The Company reached an agreement with the IRS regarding certain issues for those years. The Company has appealed the IRS’ findings for “unagreed” issues and cannot predict the ultimate outcome and resolution of the disputed items at this time. The Company is in a net overpayment position of approximately $9.0 million before consideration of the disputed items.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The Company has other matters under review by various taxing authorities, including the items noted above. The Company believes its positions on these matters as well as others, including the unagreed issues, are technically sound and its tax reserves at June 30, 2006 adequately reflect the probable resolution of these items. Nevertheless, it is reasonably possible that the final resolution of these matters could result in additional tax liability of up to $8.5 million above established reserves.

Provision for Income Taxes from Continuing Operations

The effective tax rate before discrete items was 14.0 percent in the second quarter of 2006 compared to 14.1 percent in the second quarter of 2005. Compared to the first quarter, the effective rate decreased 2.4 percent primarily due to foreign earnings taxed at a rate lower than the U.S. statutory rate. Through June 30, the effective tax rate before discrete items was 14.9 percent compared to 15.7 percent for the comparable period in 2005 primarily due to U.S. taxes recorded on undistributed foreign earnings in 2005.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and the effect of LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($4.9 million in the quarter) and corporate overhead expenses associated with REIT activities ($2.9 million in the quarter). The net tax benefit from REIT activities was $8.7 million compared to $7.3 million in the second quarter of 2005. The Company’s net tax benefit from REIT activities for the six months ended June 30, 2006 and 2005 was $13.5 million and $13.0 million, respectively.

In determining its effective tax rate, the Company estimates it will complete LKE transactions for $23.6 million of its real estate sales which will result in tax benefits of $6.7 million, $2.6 million of which has been recognized to date. During the six months ended June 30, 2005, the Company completed LKE transactions for $6.7 million of its real estate sales and realized tax benefits of $0.9 million.

The following tables reconcile the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and six months ended June 30 (millions of dollars):

	Three months ended June 30,
	2006	%	2005	%
Income tax (provision) benefit from continuing operations at U.S. statutory rate	$(17.0)	(35.0)	$(13.0)	(35.0)
State and local income taxes, net of federal benefit	(0.4)	(0.8)	(0.1)	(0.3)
REIT income not subject to federal tax	8.7	17.9	7.3	19.7
Foreign operations*	1.7	3.5	0.4	1.1
Tax benefit on U.S. export sales	0.5	1.0	0.5	1.3
Permanent differences	—	—	0.1	0.2
Tax credits and other, net	(0.3)	(0.6)	(0.4)	(1.1)

Income tax (provision) benefit from continuing operations before discrete items	$(6.8)	(14.0)	$(5.2)	(14.1)
Return to accrual adjustments	0.9	1.9	—	—
Favorable IRS audit settlements	—	—	7.2	19.4
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	—	—	2.5	6.7

Income tax (provision) benefit from continuing operations as reported	$(5.9)	(12.1)	$4.5	12.0

*	Primarily from foreign exchange and rate differentials.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Six months ended June 30,
	2006	%	2005	%
Income tax (provision) benefit from continuing operations at U.S. statutory rate	$(26.6)	(35.0)	$(25.4)	(35.0)
State and local income taxes, net of federal benefit	(0.6)	(0.7)	(0.5)	(0.7)
REIT income not subject to federal tax	13.5	17.7	13.0	18.0
Foreign operations*	1.7	2.2	0.5	0.7
Tax benefit on U.S. export sales	0.8	1.0	1.1	1.5
Permanent differences	0.2	0.3	0.3	0.3
Tax credits and other, net	(0.3)	(0.4)	(0.4)	(0.5)

Income tax (provision) benefit from continuing operations before discrete items	$(11.3)	(14.9)	$(11.4)	(15.7)

Return to accrual adjustments	0.9	1.2	—	—
Favorable IRS audit settlements	0.5	0.7	16.7	23.1
Unrealizable New Zealand tax credits for U.S. withholding tax paid	—	—	(2.9)	(4.0)
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	—	—	1.4	1.9

Income tax (provision) benefit from continuing operations as reported	$(9.9)	(13.0)	$3.8	5.3

*	Primarily from foreign exchange and rate differentials.

Provision for Income Taxes from Discontinued Operations

On June 28, 2005, the Board of Directors approved a plan to sell the Medium-Density Fiberboard (MDF) business located in New Zealand and on August 28, 2005, the Company completed the sale. During the three and six months ended June 30, 2005, the Company had a pre-tax loss from its MDF business of $34.6 million and $35.4 million, respectively. See Note 7 - Sale of Medium-Density Fiberboard Business, for additional information.

A reconciliation of the income tax benefit from discontinued operations at the U. S. statutory rate to the reported benefit follows:

	Three months ended June 30,		Six months ended June 30,
	2005	%	2005	%
Income tax benefit from discontinued operations at U. S. statutory rate	$12.1	35.0	$12.4	35.0
State and local income taxes	0.4	1.2	0.4	1.2
Permanent differences related to foreign exchange rate changes	(2.6)	(7.7)	(2.5)	(7.0)

Income tax benefit from discontinued operations as reported	$9.9	28.5	$10.3	29.2

5.	LIKE-KIND EXCHANGES AND RESTRICTED CASH

In order to qualify for LKE treatment, proceeds from real estate sales must be deposited with a third party intermediary and accounted for as restricted cash until qualifying replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company and reclassified as available cash after 180 days. As of June 30, 2006 and December 31, 2005, the Company had $6.7 million and $2.5 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other assets”, which were on deposit with an LKE intermediary.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

6.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the six months ended June 30, 2006 and the year ended December 31, 2005 is shown below:

(Share and per share amounts not in thousands)	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2005	74,966,330	$393,513	$401,479	$1,396	$796,388
Net income	—	—	182,839	—	182,839
Dividends ($1.71 per share)	—	—	(129,434)	—	(129,434)
Issuance of shares under incentive stock plans	1,132,390	23,029	—	—	23,029
Cash in lieu of fractional shares	(6,154)	(356)	—	—	(356)
Unrealized loss on hedged transactions	—	—	—	(410)	(410)
Minimum pension liability adjustments	—	—	—	16,323	16,323
Tax benefit on exercise of stock options	—	6,178	—	—	6,178
Foreign currency translation adjustment	—	—	—	(9,705)	(9,705)

Balance, December 31, 2005	76,092,566	$422,364	$454,884	$7,604	$884,852

Net income	—	—	66,082	—	66,082
Dividends ($0.94 per share)	—	—	(71,920)	—	(71,920)
Issuance of shares under incentive stock plans	489,883	12,984	—	—	12,984
Repurchase of common shares	(12,000)	(472)			(472)
Tax benefit on stock-based compensation	—	2,211	—	—	2,211
Foreign currency translation adjustment	—	—	—	(8,704)	(8,704)

Balance, June 30, 2006	76,570,449	$437,087	$449,046	$(1,100)	$885,033

7.	SALE OF MEDIUM-DENSITY FIBERBOARD BUSINESS (MDF)

On August 28, 2005, the Company completed the sale of its MDF business to Dongwha Hong Kong International Limited for approximately $40 million. The sale resulted in an insignificant gain in the third quarter of 2005. Prior to the sale, in the second quarter of 2005, an after-tax loss of $24.1 million was recorded to adjust the MDF assets to fair market value. The operations of MDF qualified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The operating results of MDF were segregated from continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2005.

Operating results of the discontinued operation are summarized below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Sales	$11,461	$22,851
Operating loss	$(34,563)	$(35,409)
Net loss from discontinued operations	$(24,699)	$(25,080)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

8.	JOINT VENTURE INVESTMENT

On October 3, 2005, the Company entered into a joint venture (JV) arrangement with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management (RREEF), under which the JV purchased approximately 354,000 acres of New Zealand timberlands. The JV used investor capital of approximately $245 million and secured bank debt of approximately $260 million to purchase Rayonier New Zealand Limited’s (RNZ, a wholly-owned subsidiary of Rayonier Inc.) forests consisting of 118,000 acres for approximately $187 million and 236,000 acres of New Zealand forests from Carter Holt Harvey (CHH), an Australasian forest products company, for approximately $301 million. The Company’s initial investment represented a 49.7 percent equity interest in the JV. In addition to the Company having an equity investment, RNZ serves as the manager of the JV forests.

The sale of RNZ’s forests in 2005 resulted in $65 million in cash proceeds, net of the Company’s investment in the JV, and a $73 million gain, of which $37 million was recognized (based on the proportion of non-Rayonier (outside) interests in the JV on the date of sale) and the remaining $36 million was deferred.

On June 30, 2006, the Company reduced its investment in the JV from 49.7 percent to 40 percent. AMP Capital Investors Limited, a subsidiary of the Australian Corporation AMP Limited, purchased a total interest in the JV of 35 percent, of which 9.7 percent was from RNZ and the remainder from RREEF. The Company received approximately $21.8 million in cash proceeds and recorded an after-tax gain of $6.5 million or $0.08 per common share. The total after-tax gain includes approximately $4.9 million of previously deferred gain from RNZ’s October 3, 2005 timberland sale to the JV.

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

In the three and six months ended June 30, 2006, the Company recorded losses of $0.1 million and $0.8 million, respectively, on its JV investment as sales were negatively impacted by limited export shipping capacity and higher freight rates due to fuel cost increases. Rayonier’s equity method investment at June 30, 2006 was $55.9 million, while its proportionate share of the JV’s net assets at June 30, 2006 was $81 million. The difference primarily represents the Company’s unrecognized gain from the sale of timberland which will be recognized as timber and timberland is sold.

A rollforward of the Company’s investment in the JV for the six months ended June 30, 2006 and from inception on October 3, 2005 through December 31, 2005 follows (in millions):

	June 30, 2006	December 31, 2005
Balance at beginning of period	$81.7	$85.3
Equity in loss of JV	(0.8)	(1.4)
Foreign exchange translation loss/other	(11.1)	(2.2)
Partial sale of investment	(13.9)	—

Balance at end of period	$55.9	$81.7

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Summarized financial information for the JV as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 is as follows (in millions):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Sales	$31.8	$52.6
Operating income/(loss)	$1.3	$1.3
Pretax loss from operations	$(6.6)	$(14.3)
Net loss*	$(4.4)	$(9.6)

	June 30, 2006 **	December 31, 2005 **
Current assets	$25.0	$19.8
Timber and timberlands	468.1	528.6

Total assets	$493.1	$548.4

Current liabilities	$25.3	$14.9
Noncurrent liabilities	265.2	298.3
Partners’ debt and capital	202.6	235.2

Total liabilities and equity	$493.1	$548.4

*	The Company’s equity interest in the JV’s net losses of $4.4 million and $9.6 million, respectively, excludes interest of $3.4 million and $6.8 million, respectively, on debt owed to partners and includes $0.6 million and $0.9 million of deferred gain amortization, respectively.
**	The final purchase price allocation has not been completed for the JV.

9.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. The Real Estate segment includes the sale of all properties, including those designated for higher and better use (HBU). In the future, the Real Estate segment may include revenue generated from land with entitlements and infrastructure improvements, some of which may be through joint ventures. The assets of the Real Estate segment include HBU property held by TerraPointe LLC (TerraPointe), a wholly-owned real estate subsidiary of the Company, and timberlands under contract previously reported in the Timber segment. Allocations of depletion expense and the non-cash cost basis of real estate sold are recorded when the Real Estate segment reports the sale of an asset from the Timber segment. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and dispositions were as follows:

	June 30, 2006	December 31, 2005
ASSETS
Timber	$1,033,880	$1,032,833	*
Real Estate	22,649	29,594
Performance Fibers	483,503	459,962
Wood Products	38,495	39,781
Other Operations	33,761	34,998
Corporate	242,180	236,733	*
Dispositions	5,166	5,163

TOTAL	$1,859,634	$1,839,064

*	The Company revised the December 31, 2005 Timber assets amount (previously reported as $959 million) and Corporate assets amount (previously reported as $310 million) to correct the classification of the investment in the JV.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
SALES
Timber	$61,038	$54,597	$115,512	$106,459
Real Estate	17,822	14,626	30,889	38,277
Performance Fibers	165,859	153,283	311,841	296,227
Wood Products	32,243	36,348	63,803	66,896
Other Operations	35,248	31,504	67,358	57,790
Corporate and other	(88)	(71)	(129)	(390)

TOTAL	$312,122	$290,287	$589,274	$565,259

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OPERATING INCOME (LOSS)
Timber	$29,705	$23,158	$53,576	$46,821
Real Estate **	10,969	10,634	21,145	25,991
Performance Fibers	15,760	18,505	26,017	30,886
Wood Products	1,990	5,781	4,554	9,031
Other Operations	362	(382)	(35)	(196)
Corporate and other	(7,810)	(8,794)	(16,981)	(16,324)

TOTAL	$50,976	$48,902	$88,276	$96,209

**	Includes non-cash cost basis of real estate sold during the three and six months ended June 30, 2006 and 2005 of $4 million and $5 million, and $2 million and $6 million, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber	$13,528	$15,264	$28,507	$29,881
Real Estate	913	235	1,360	3,419
Performance Fibers	17,338	18,653	32,444	34,634
Wood Products	1,805	1,837	3,589	3,584
Other Operations	147	156	297	306
Corporate and other	171	87	414	174

TOTAL	$33,902	$36,232	$66,611	$71,998

Operating income (loss), as stated in the preceding tables and as presented in the Condensed Consolidated Statements of Income and Comprehensive Income, is equal to Segment income (loss). The income (loss) items below “Operating income” in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest (expense) income, miscellaneous income (expense), income tax (expense) benefit and the gain on sale of a portion of the New Zealand JV, are not considered by Company management to be part of segment operations.

10.	FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

Rayonier Forest Resources, L.P. (RFR), a wholly owned subsidiary of Rayonier, entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable which matures on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and six months ended June 30, 2006, this swap agreement increased interest expense by $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2005, this swap agreement reduced the Company’s interest expense by $0.1 million. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at June 30, 2006 and December 31, 2005 resulted in a liability of approximately $1.4 million and $1.2 million, respectively with corresponding decreases in debt.

In addition, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable which also matures on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and six months ended June 30, 2006, this swap agreement increased the Company’s interest expense by $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2005, the swap agreement reduced interest expense by $0.1 million and $0.2 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at June 30, 2006 and December 31, 2005 resulted in a liability of approximately $1.6 million and $1.3 million, respectively, with corresponding decreases in debt.

Commodity Swap Agreements

The Company enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The Company’s commodity forward contracts do not qualify for hedge accounting under SFAS No. 133 and instead are required to be marked-to-market.

During the three and six months ended June 30, 2006, the Company realized gains on matured fuel oil forward contracts of $0.5 and $1.1 million, respectively. The realized gain recorded on fuel oil forward contracts maturing during the three and six months ended June 30, 2005 was $0.9 million and $1.0 million, respectively. The mark-to-market valuation of outstanding fuel oil forward contracts at June 30, 2006 and December 31, 2005 resulted in an asset of $0.7 million and $0.8 million, respectively. The mark-to-market adjustments are recorded in “Other Operating Income/Expense.”

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

During the three and six months ended June 30, 2006, the Company realized losses on matured natural gas forward contracts of $0.1 and $0.4 million, respectively. During the three and six months ended June 30, 2005, the Company realized a $22 thousand gain and a $0.1 million loss on natural gas forward contracts that matured, respectively. The mark-to-market valuation of outstanding natural gas forward contracts at June 30, 2006 and December 31, 2005 resulted in a liability of $0.2 million and an asset of $0.3 million, respectively. The mark-to-market adjustments are recorded in “Other Operating Income/Expense.”

11.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of June 30, 2006, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$79,136	$61,509
Guarantees (2) and (3)	8,045	96
Surety bonds (4)	7,239	1,701

Total	$94,420	$63,306

(1)	Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2006 and 2007 and are typically renewed as required.

(2)	In conjunction with the sale of RNZ’s timberlands to the JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. The Company would have to perform if the bank defaulted on the bond. A $54 thousand liability, representing Rayonier’s obligation to perform, was recorded in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As of June 30, 2006, four annual payments of $1.0 million each remain. This guarantee expires in 2010.

In conjunction with the sale of its New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bank pursuant to the bond. The Company would have to perform under the guarantee and seek legal redress from the owner if the owner’s bank defaulted on the bond. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of June 30, 2006, one annual payment, estimated at $1.3 million, remains. This guarantee expires in 2007.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At June 30, 2006 and December 31, 2005, the Company had a liability of $43 thousand to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)	In conjunction with the Company’s $250 million revolving credit facility, Rayonier guarantees the borrowings of RFR and Rayonier TRS Holdings Inc. (TRS). Additionally, TRS guarantees the borrowings of Rayonier Inc. At June 30, 2006 and December 31, 2005, there were no outstanding borrowings covered by these guarantees.

(4)	Rayonier has issued surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2006 and 2007 and are renewed as required.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

12.	CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the 2005 Annual Report on Form 10-K.

Legal Proceedings

The Company is involved in various legal actions, including those involving environmental matters that are discussed more fully in Note 13 - Reserves for Dispositions and Discontinued Operations. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on its consolidated financial position or results of operations.

Between 1985 and 1995, Southern Wood Piedmont Company (SWP, a wholly-owned subsidiary of the Company) sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor in Louisiana for recycling. The processing facility, referred to as the Marine Shale Processors (MSP) facility, closed in 1995 and has been the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Department of Justice (DOJ), the U.S. Environmental Protection Agency (EPA) and the State of Louisiana, through its Department of Environmental Quality (LDEQ), in United States District Court for the Western District of Louisiana (the Court) against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that were placed at another site, referred to as the RPI site, which is owned by an affiliate of the owner of the MSP facility. SWP, DOJ, EPA and LDEQ have been engaged in discussions regarding a settlement of this matter. A trial had been scheduled for June of 2006, in which DOJ, EPA and LDEQ were primarily asserting claims for cost recovery under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) in respect of the investigation and remediation of the MSP facility and the RPI site. In advance of the scheduled June 2006 trial date, the Company reached a settlement with DOJ, EPA and LDEQ under which SWP will oversee and pay for certain remedial activities to be performed at the RPI site, and pay DOJ and LDEQ $0.2 million. In exchange for these commitments, the Company will receive, among other things, a “covenant not to sue” from DOJ, EPA and LDEQ for any claims relating to the MSP facility and the RPI site, and contribution protection under the applicable provisions of CERCLA against suits by third parties relating thereto. This settlement, which was reflected in a consent decree lodged with the Court on June 6, 2006, is expected to receive final approval of the Court shortly after closure of the public comment period on July 31, 2006. The Company believes that its reserves at June 30, 2006 adequately reflect the probable costs to be incurred through the ultimate completion of the Company’s obligations under the consent decree.

In 1998, EPA and the New Jersey Department of Environmental Protection (DEP) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (Combe). It is alleged that the Company’s former Eastern Research Division (ERD) in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered, nonbinding alternative dispute resolution process is ongoing and in March of 2006 a court-appointed neutral issued a report and recommendations, which are currently being reviewed by all parties. Settlement discussions have not substantially progressed to date, but may commence now that the neutral’s report has been issued. The Company believes that its reserves at June 30, 2006 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

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

In the third quarter of 2005, the Company advised EPD of the results of certain testing undertaken by the Company at its Jesup, Georgia mill. This testing related to potential non-capture of certain methanol emissions during a particular stage of the mill’s pulp manufacturing process. The potential non-capture at issue appears to have taken place during portions of three years between 2001 and 2004. While the Company’s position is that no applicable law or regulation has been violated, EPD was voluntarily notified by the Company. To date, no notices of violation or citations have been issued by EPD. Discussions with EPD over this matter are ongoing, and there can be no assurances as to the outcome. The Company believes that its reserves at June 30, 2006 adequately reflect the probable costs to be incurred upon the ultimate resolution of this matter.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The Company and the Board of Assessors of Wayne County, Georgia (the County) executed an agreement which, among other things, provided that the parties would resolve a property tax dispute relating to the Jesup mill property for the tax years 2002 to 2004 through binding arbitration. On December 22, 2004, the arbitration agreement was approved by the Georgia Superior Court (the Court). On September 10, 2005, after completion of six-day arbitration, the Company received a favorable arbitration ruling. The arbitrators’ decision resulted in the County owing the Company a refund of approximately $5.1 million for excess taxes paid. Additionally, the decision would allow the Company to reverse its $2.8 million accrued property tax balance. In December 2005, the County filed motions with the Court claiming that it did not have the power and authority to enter into the arbitration agreement with Rayonier, and that the arbitrators’ decision should be vacated. On March 24, 2006, the Court upheld the validity of the arbitration agreement (with the exception of one provision governing the calculation of certain future years’ taxes, which does not affect the amount of the refund for 2002 to 2004 tax years), and confirmed the decision rendered by the panel of arbitrators. The County filed an appeal of the Court’s decision. In July, the Company and the County reached an agreement in principle to resolve this dispute, subject to mutual agreement on final documentation. The tentative agreement, among other things, establishes a fair market value assessment for the mill and research and development facility for each of the years 2002 through 2006, and a framework for computing the fair market value of these properties for years 2007 through 2011. The tentative agreement would also resolve several other ancillary issues related to this matter. The proposed settlement will require approvals of the Wayne County Commission and Board of Assessors. Based on this tentative agreement, and in compliance with SFAS No. 5, Accounting for Contingencies, no adjustment for taxes previously accrued has been recorded in the Company’s financial statements as of June 30, 2006.

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

The EPA finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s two Performance Fibers dissolving pulp mills and two other similar mills. (The EPA uses the term “Cluster Rules” to identify parallel rule-making for water and air technology-based discharge limits for pulp and paper mills.) In late 2003, the EPA informed Rayonier that it was delegating its Cluster Rule rulemaking authority for these four mills to the environmental agencies of the respective states. Rayonier will continue to work with the EPA and the applicable state environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. In the opinion of management, capital costs to be incurred over the next five years (2006—2010) associated with Cluster Rule compliance and other environmental regulations are not expected to exceed $21 million. Such capital expenditures are not expected to cause total capital expenditures of the Company to exceed an annual average of $90 million to $100 million.

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

An analysis of activity in the reserves for dispositions and discontinued operations for the six months ended June 30, 2006 and the year ended December 31, 2005, is as follows:

	June 30, 2006	December 31, 2005
Balance, January 1,	$140,382	$146,054
Expenditures charged to reserves	(5,108)	(8,697)
Additions to reserves	638	3,025

Balance, end of period	135,912	140,382
Less: Current portion	(11,844)	(12,422)

Non-current portion	$124,068	$127,960

Rayonier has identified specific reserves for three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as material and requiring separate disclosure which was presented in the Company’s 2005 Annual Report on Form 10-K. There have not been any significant changes in these sites’ reserve requirements for the six months ended June 30, 2006, and therefore separate disclosure is not presented herein; however, in the second quarter, we recorded a charge of $0.6 million relating to additional investigation to be performed in connection with the Port Angeles, WA site. For an analysis of the reserve activity for the three years ended December 31, 2005 and a brief description of these individually material sites, see the Company’s 2005 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

Rayonier currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2006 and 2007 will approximate $12 million each year. Such costs will be charged against reserves for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. The Company believes established reserves are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves. As of June 30, 2006, this amount could range up to $29 million and arises from uncertainty over the effectiveness of remedial measures, changes in remediation technology, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors, including but not limited to significant changes in discharge volumes, requirements to perform additional or different remediation, changes in environmental remediation technology, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, a site’s potential for Brownfields (environmentally impacted site considered for re-development), or other similar projects, could accelerate expenditures as well as impact the amount and/or type of remediation required, as could new laws, regulations and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies. For example, regulatory agencies in Washington and Florida are currently proposing new rules that, if fully implemented, would tighten the remedial standards for certain contaminants present in on- and off-site soils. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

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

The Company has closed enrollment in its pension and postretirement medical plans to new salaried employees hired after December 31, 2005. New salaried employees will automatically be enrolled in the Company’s 401(k) plan and receive an enhanced contribution.

The net periodic benefit cost for the Company’s pension and postretirement plans for the three and six months ended June 30, 2006 and 2005 are shown in the following tables:

Components of Net Periodic Benefit Cost

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Service cost	$2,046	$1,825	$206	$152
Interest cost	3,631	3,250	680	540
Expected return on plan assets	(4,295)	(3,550)	—	—
Amortization of prior service cost	396	350	315	71
Amortization of losses	1,350	1,125	270	264

Net periodic benefit cost	$3,128	$3,000	$1,471	$1,027

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$3,981	$3,650	$385	$303
Interest cost	7,064	6,500	1,266	1,077
Expected return on plan assets	(8,357)	(7,100)	—	—
Amortization of prior service cost	770	700	386	141
Amortization of losses	2,627	2,250	611	526

Net periodic benefit cost	$6,085	$6,000	$2,648	$2,047

The Company does not have any required pension plan contributions for 2006; however, the Company anticipates making discretionary pension contributions ranging from $11 million to $15 million in 2006.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Foreign currency translation adjustments	$15,361	$24,065
Minimum pension liability adjustments, net of tax	(16,461)	(16,461)

Total	$(1,100)	$7,604

During the six months ended June 30, 2006, the decrease in net foreign currency translation adjustments was primarily due to the change in the New Zealand to U.S. dollar exchange rate.

16.	SUBSEQUENT EVENT

On July 21, 2006, the Company’s Board of Directors declared a third quarter cash dividend of 47 cents per common share, payable September 29, 2006, to shareholders of record on September 8, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor

Except for historical information, the statements made in this Form 10-Q are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements, which include statements regarding anticipated markets and market growth, earnings, cash flow, revenues, contracts, volumes, demand, pricing, costs, cost structure and other statements relating to Rayonier’s financial and operational performance, in some cases are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “anticipate,” and other similar language. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements contained in this release: changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for, or supply of, cellulose specialty products, absorbent materials, timber, wood products or real estate and entry of new competitors into these markets; adverse weather conditions affecting production, timber availability and sales, or distribution; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the entry into or closing of real estate sale transactions; changes in law or policy that might condition, limit or restrict the development of real estate; the ability of the Company to identify and complete timberland and higher-value real estate acquisitions; the Company’s ability to continue to qualify as a REIT; the ability of the Company to complete tax-efficient exchanges of real estate; and implementation or revision of governmental policies and regulations affecting the environment, endangered species, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see the Company’s most recent Form 10-K on file with the Securities and Exchange Commission. Rayonier assumes no obligation to update these statements except as may be required by law.

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

Segment Information

We operate in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales include the sale of all properties, including those designated for higher and better use (HBU). In the future, the Real Estate segment may include revenue generated from properties with entitlements and infrastructure improvements, some of which may be through joint ventures. The assets of the Real Estate segment include HBU property held by TerraPointe, the Company’s real estate subsidiary, and timberlands under contract previously reported in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of the lumber operations. Our remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. We evaluate financial performance based on the operating income of the segments.

Operating income/(loss), as stated in the following table and presented in the Consolidated Statements of Income and Comprehensive Income, is equal to segment income/(loss). The income/(loss) items below “Operating income” in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest, miscellaneous income/(expense), income tax (expense)/benefit and the gain on sale of a portion of the New Zealand joint venture (JV), are not considered by management to be part of segment operations.

In 2005, we entered into a JV with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management, under which the JV purchased approximately 354,000 acres of New Zealand timberlands, including 118,000 acres from Rayonier. Our investment at June 30, 2006 of $55.9 million represents a 40 percent equity interest, which was reduced from 49.7 percent due to a sale in the second quarter. In addition to having an equity investment, we manage the JV’s 354,000 acres of timberlands for a fee. The JV is included in the Timber segment. See Note 8 – Joint Venture Investment for additional information on the JV.

In August 2005, we sold our MDF business and the operations are now shown as discontinued operations (see Note 7 – Sale of Medium-Density Fiberboard Business (MDF)). These operations were previously included in the Wood Products segment, which has been restated to exclude the operations and assets of MDF for all periods presented.

Results of Operations, Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005.

Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales
Timber	$61.1	$54.5	$115.5	$106.4
Real Estate
Development	0.1	5.2	6.5	11.3
Rural	17.7	8.9	24.4	26.4
Other	—	0.6	—	0.6

Total Real Estate	17.8	14.7	30.9	38.3

Performance Fibers
Cellulose Specialties	126.4	108.0	233.1	209.1
Absorbent Materials	39.4	45.2	78.7	87.1

Total Performance Fibers	165.8	153.2	311.8	296.2

Wood Products	32.2	36.4	63.8	66.9

Other operations	35.3	31.5	67.4	57.8

Intersegment Eliminations	(0.1)	—	(0.1)	(0.3)

Total Sales	$312.1	$290.3	$589.3	$565.3

Operating Income (Loss)
Timber	$29.8	$23.1	$53.6	$46.8

Real Estate	10.9	10.7	21.1	26.0

Performance Fibers	15.7	18.5	26.0	30.9

Wood Products	2.0	5.8	4.6	9.0

Other operations	0.4	(0.4)	—	(0.2)

Corporate and other expenses / eliminations	(7.8)	(8.8)	(17.0)	(16.3)

Total Operating Income	51.0	48.9	88.3	96.2

Gain on sale of portion of New Zealand JV	7.8	—	7.8	—

Interest Expense	(11.9)	(12.8)	(24.1)	(25.1)

Interest / Other income	1.8	1.0	4.0	1.5

Income tax (expense) benefit	(5.9)	4.5	(9.9)	3.8

Income from Continuing Operations	42.8	41.6	66.1	76.4

Loss from Discontinued Operations	—	(24.7)	—	(25.1)

Net Income	$42.8	$16.9	$66.1	$51.3

Diluted Earnings Per Share	$0.55	$0.22	$0.85	$0.67

Timber

Sales for the three and six months ended June 30, 2006 increased from the prior year periods by approximately $7 million and $9 million, respectively, as higher sales in the Southeast and Northwest regions more than offset the change in New Zealand operations. Beginning in the fourth quarter of 2005, the New Zealand timber operations consist of a JV which we currently hold a 40 percent investment and management of the timberlands. Our investment is accounted for under the equity method and our equity in the earnings/loss of the JV is included in timber operating income.

In the Southeast, sawlog demand was strong earlier in 2006, but significantly softened in the second quarter. As a result, our harvested volumes increased 2 percent for the six month period, but were down 4 percent for the quarter. The decline in demand had minimal impact on sales price as 90 percent of the timber was under contract. Average prices for the three and six months ended June 30, 2006 were 10 percent and 13 percent above prior year periods.

The Northwest’s prices and volume increased 4 percent and 29 percent, respectively, for the second quarter and 6 percent and 13 percent, respectively, for the six month period. Market prices rose as spring flooding limited log supply and a weaker US dollar reduced Canadian imports.

Sales (in millions)		Changes Attributable to:
	2005	Price	Volume/Mix	Other*	2006
Three months ended June 30,
Total Sales	$54.5	$3.3	$7.2	$(3.9)	$61.1

Six months ended June 30,
Total Sales	$106.4	$7.9	$7.2	$(6.0)	$115.5

*	Includes the impact of RNZ’s 2005 sales.

Operating income was above prior year periods due to price and volume improvements in our Southeast and Northwest regions.

Operating Income (in millions)		Changes Attributable to:
	2005	Price	Volume/Mix	Cost/Other	2006
Three months ended June 30,
Total Operating Income	$23.1	$3.3	$4.6	$(1.2)	$29.8

Six months ended June 30,
Total Operating Income	$46.8	$7.9	$4.2	$(5.3)	$53.6

Real Estate

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

During the second quarter of 2006, sales increased by approximately $3 million and operating income improved slightly over the prior year period as significantly higher rural sales offset reduced development sales. For the six months ended June 30, 2006, sales and operating income declined approximately $7 million and $5 million, respectively, over the prior year. The nature of real estate sales is such that year over year fluctuations may be material due to the uncertain timing of entry into and closure of transactions.

Sales (in millions)		Changes Attributable to:
	2005	Price	Volume	2006
Three months ended June 30,
Development	$5.2	$—	$(5.1)	$0.1
Rural	8.9	0.8	8.0	17.7
Other	0.6	—	(0.6)	—

Total Sales	$14.7	$0.8	$2.3	$17.8

Six months ended June 30,
Development	$11.3	$3.2	$(8.0)	$6.5
Rural	26.4	1.5	(3.5)	24.4
Other	0.6	—	(0.6)	—

Total Sales	$38.3	$4.7	$(12.1)	$30.9

Operating Income (in millions)		Changes Attributable to:
	2005	Price	Volume	2006
Three months ended June 30,
Total Operating Income	$10.7	$0.8	$(0.6)	$10.9

Six months ended June 30,
Total Operating Income	$26.0	$4.7	$(9.6)	$21.1

Performance Fibers

In the three and six months ended June 30, 2006, cellulose specialty sales improved by $18 million and $24 million, respectively. Market demand for cellulose specialties resulted in average price increases of $93 per ton and $87 per ton, or 10 percent and 9 percent, respectively. These price increases included a fuel oil surcharge of $29 per ton on all acetate volume and other cellulose specialty volume allowable by contract totaling $5 million for the six month period. Volumes also contributed favorably to sales, increasing from prior year periods primarily due to a timing shift in customers’ orders.

Sales of absorbent materials decreased primarily due to the fourth quarter 2005 disposition of our Engineered Absorbent Materials (EAM) facility which contributed $3.5 million and $7.2 million in sales for the three and six months ended June 30, 2005. Excluding this impact, absorbent materials sales volume declined in the second quarter and first half of 2006 as we focused on selling greater volumes of cellulose specialties, a higher margin product.

Sales (in millions)		Changes Attributable to:
	2005	Price	Volume/Mix	Other *	2006
Three months ended June 30,
Cellulose Specialties	$108.0	$11.2	$7.2	$—	$126.4
Absorbent Materials	45.2	0.3	(2.9)	(3.2)	39.4

Total Sales	$153.2	$11.5	$4.3	$(3.2)	$165.8

Six months ended June 30,
Cellulose Specialties	$209.1	$19.5	$4.5	$—	$233.1
Absorbent Materials	87.1	1.1	(3.0)	(6.5)	78.7

Total Sales	$296.2	$20.6	$1.5	$(6.5)	$311.8

*	Includes the impact of EAM's 2005 sales.

For the periods presented, operating income in 2006 declined by $2.8 million and $4.9 million from the prior year periods due to increases in raw materials, energy and scheduled maintenance costs. Also negatively impacting operating income was an additional $1 million in costs associated with unexpected equipment repairs.

Operating Income (in millions)

		Changes Attributable to:
	2005	Price	Volume/Mix	Costs	Other*	2006
Three months ended June 30,
Total Operating Income	$18.5	$11.5	$1.1	$(17.0)	$1.6	$15.7

Six months ended June 30,
Total Operating Income	$30.9	$20.6	$0.5	$(28.0)	$2.0	$26.0

*	Includes the impact of EAM’s 2005 operating income.

Wood Products

Lumber sales decreased compared to the prior year periods primarily due to lower prices. Prices declined by 14 percent and 7 percent, respectively, for the three and six months ended June 30, 2006 as a result of reduced demand in the housing market.

Sales (in millions)

		Changes Attributable to:
	2005	Price	Volume/Mix	Other	2006
Three months ended June 30,
Total Sales	$36.4	$(5.3)	$0.9	$0.2	$32.2

Six months ended June 30,
Total Sales	$66.9	$(4.9)	$1.2	$0.6	$63.8

For the three and six months ended June 30, 2006, operating income decreased from the prior year periods due to lower selling prices.

Operating Income (in millions)

		Changes Attributable to:
	2005	Price	Volume/Mix	Costs	Other	2006
Three months ended June 30,
Total Operating Income	$5.8	$(5.3)	$0.2	$0.5	$0.8	$2.0

Six months ended June 30,
Total Operating Income	$9.0	$(4.9)	$0.2	$(0.7)	$1.0	$4.6

Other Operations

Sales of $35 million and $67 million for the three and six months ended June 30, 2006, respectively, were $4 million and $10 million higher than the prior year periods due to stronger trading activity. We have no immediate plans to exit these non-core businesses.

Corporate and Other Expenses / Eliminations

Corporate and Other Expenses of $7.8 million declined by $1 million in the second quarter from the prior year period due to lower expense relating to stock based incentive compensation. Expenses increased $0.7 million in the six months ended June 30, 2006 compared to the prior year periods primarily due to higher expense relating to stock based incentive compensation in the first quarter of 2006 related to our adoption of SFAS No. 123(R). See Note 3 – Incentive Stock Plans for additional information.

Gain on Partial Sale of New Zealand JV

In the second quarter of 2006, we sold a portion of our interest in the New Zealand JV, reducing our investment from 49.7 percent to 40 percent. See Note 8 - Joint Venture Investment for details of the transaction.

Other Income / Expense

Interest expense declined for the three and six months ended June 30, 2006 compared to the prior year periods as lower average debt levels more than offset higher interest rates.

Interest/Other income of $1.8 million and $4.0 million for the three and six months ended June 30, 2006, respectively, improved by approximately $0.8 million and $2.5 million due to increased interest income resulting from higher cash levels in 2006.

Provision for Income Taxes from Continuing and Discontinued Operations

See Note 4 - Income Taxes of the Notes to the Condensed Consolidated Financial Statements set forth in Part I of this Report, which is hereby incorporated by reference.

Outlook

Third quarter 2006 results are expected to be above the second quarter (excluding special items), due to higher real estate sales partly offset by seasonally lower Northwest timber volume. In addition, earnings are anticipated to be above third quarter 2005 primarily due to increased real estate sales and higher cellulose specialties prices partly offset by lower lumber prices and higher performance fibers manufacturing costs.

Liquidity and Capital Resources

Cash Flow

Cash provided by operating activities of $133 million for the six months ended June 30, 2006 was $10 million above the prior year period, primarily due to reduced working capital requirements partly offset by lower operating income. Cash used for investing activities of $48 million for the first six months of 2006 was $2 million above 2005’s comparable period. Capital expenditures and timberland purchases totaled $66 million, an increase of $22 million over the prior year period while restricted cash deposits increased by $4 million in 2006, compared to a $2 million increase in 2005. In addition, cash used for investing activities for the six months ended June 30, 2006 was reduced by $22 million of proceeds from the sale of a portion of the New Zealand JV. Cash used for financing activities of $66 million increased $40 million during the six months ended June 30, 2006 reflecting the absence of $28 million of short term debt borrowings, higher quarterly dividend payments which increased $0.06 per share (adjusted for the October 17, 2005 stock-split), or $10 million and $3 million of lower proceeds from the exercise of stock options. This increase was partly offset by the classification of $2 million of excess tax benefit from stock options in financing cash flows as a result of adopting SFAS No. 123(R). Cash and cash equivalents totaled $165 million and $146 million as of June 30, 2006 and December 31, 2005, respectively, and consisted primarily of marketable securities with maturities at date of acquisition of 90 days or less.

At June 30, 2006, debt was $556 million, slightly below the December 31, 2005 balance of $559 million. Our debt-to-capital ratio at June 30, 2006 remained at 39 percent.

There were no pension contributions made during the six months ended June 30, 2006 or 2005; however we anticipate making discretionary contributions ranging from $11 million to $15 million in the next six months. Income tax payments in the first six months of 2006 totaled $10 million compared to $6 million in 2005. We expect full year income tax payments to be $30 million, approximately $1 million above the prior year. We also expect 2006 capital expenditures, excluding strategic acquisitions, of approximately $107 million. Pre-tax spending for environmental costs related to dispositions and discontinued operations during the six months ended was $5 million; full year expenditures of approximately $12 million are anticipated.

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

EBITDA and Adjusted CAD for the three and six months ended June 30, 2005 have been restated to exclude the discontinued operations of the MDF business. EBITDA is a non-GAAP measure of our operating cash generating capacity. For the three months ended June 30, 2006, EBITDA was $92.4 million, $7.2 million above the prior year period primarily due to favorable operating income in the Timber segment and the gain on sale of a portion of the New Zealand JV, partly offset by lower Performance Fibers and Wood Products operating results. EBITDA for the six months ended June 30, 2006 was $162.5 million, $5.9 million below the prior year period due to lower Performance Fibers, Real Estate and Wood Products operating income, partly offset by higher Timber segment earnings. Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,
	2006	2005
Cash Provided by Operating Activities of Continuing Operations	$82.3	$47.4
Gain on sale of portion of New Zealand joint venture	7.8	—
Non-cash cost basis of real estate sold	(3.7)	(2.0)
Income tax expense (benefit)	5.9	(4.5)
Interest expense, net	9.9	11.6
Working capital changes	(1.5)	20.1
Other balance sheet changes	(8.3)	12.6

EBITDA	$92.4	$85.2

	Six Months Ended June 30,
	2006	2005
Cash Provided by Operating Activities of Continuing Operations	$133.1	$122.9
Gain on sale of portion of New Zealand joint venture	7.8	—
Non-cash cost basis of real estate sold	(4.5)	(6.0)
Income tax expense (benefit)	9.9	(3.8)
Interest expense, net	19.9	23.3
Working capital changes	9.0	20.1
Other balance sheet changes	(12.7)	11.9

EBITDA	$162.5	$168.4

A non-cash expense of our Real Estate business is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the three and six months ended June 30, 2006 and 2005 totaled $96.1 million and $87.2 million and $167.0 million and $174.4 million, respectively.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchasing our common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing like-kind exchange benefits). We define Cash Available for Distribution (CAD) as Cash Provided by Operating Activities of Continuing Operations less capital spending, adjusted for equity based compensation amounts, proceeds from matured energy forward contracts, the tax benefits associated with certain strategic acquisitions and the change in committed cash. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the tax benefits from the exercise of stock options were included in cash provided by operating activities and therefore deducted to arrive at Adjusted CAD. Under SFAS No. 123(R), cash flows provided by excess tax benefits from stock-based compensation are required to be presented in the “Financing Activities” section of the Consolidated Statement of Cash Flows and are therefore no longer a reconciling item. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we also reduce CAD by mandatory debt repayments resulting in the measure entitled “Adjusted CAD.”

Adjusted CAD for the six months ended June 30, 2006 was $80 million, $14 million below the prior year period. The decrease is primarily due to higher capital spending on energy savings projects, offset by increased cash provided by operating activities. The Adjusted Cash Available for Distribution generated in the current period is not necessarily indicative of amounts that may be generated in future periods. Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2006	2005
Cash provided by Operating Activities of Continuing Operations	$133.1	$122.9
Capital spending	(61.6)	(43.7)
Proceeds from matured energy contracts	0.7	—
Decrease in committed cash	7.9	5.5
Equity-based compensation adjustments	4.2	—
Release of restricted cash	—	12.0
LKE tax benefits	(2.6)	(0.9)

Cash Available for Distribution	81.7	95.8
Mandatory debt repayments*	(1.5)	(1.5)

Adjusted Cash Available for Distribution	$80.2	$94.3

*	No discretionary repayments were made during the six months ended June 30, 2006 and 2005.

Liquidity Facilities

In connection with our $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. In addition, there are covenant requirements in effect for RFR setting a minimum ratio of cash flow available for fixed charges to fixed charges. At June 30, 2006 and December 31, 2005 the available borrowing capacity was $234 million under the revolving credit facility, due to $16 million of standby letters of credit previously issued. The facility expires in November 2006 and we expect to refinance it with a new facility in the third quarter of 2006.

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

The covenants listed below are calculated on a trailing 12-month basis. The most restrictive long-term debt covenants in effect as of June 30, 2006 were as follows:

	Covenant Requirement	Actual ratio at June 30, 2006	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.64	6.14
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.42	2.58
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	4.08	1.58
Dividends paid should not exceed 90 percent of Covenant FFO	90%	42%	48%

We are currently in compliance with all of our financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of approximately $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. At June 30, 2006 and December 31, 2005 the amount of excess proceeds was approximately $31 million.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

No material changes to guarantees or financial instruments such as letters of credit and surety bonds occurred during the first six months of 2006. See Note 11 - Guarantees, for details on the letters of credit, surety bonds and total guarantees outstanding as of June 30, 2006.

Segment EBITDA

EBITDA is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and six months ended June 30, 2006 and 2005 was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
EBITDA
Timber	$51.1	$38.4	$89.9	$76.7
Real Estate	11.8	10.9	22.5	29.4
Performance Fibers	33.1	37.3	58.5	65.7
Wood Products	3.8	7.6	8.1	12.6
Other Operations	0.5	(0.2)	0.3	0.1
Corporate and other	(7.9)	(8.8)	(16.8)	(16.1)

Total	$92.4	$85.2	$162.5	$168.4

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and Other	Total
Three Months Ended June 30, 2006
Cash provided by operating activities of continuing operations	$53.1	$18.7	$14.8	$6.3	$7.1	$(17.7)	$82.3
Less: Non-cash cost basis of real estate sold	—	(3.7)	—	—	—	—	(3.7)
Add: Gain on sale of portion of New Zealand JV	7.8	—	—	—	—	—	7.8
Income tax expense	—	—	—	—	—	5.9	5.9
Interest, net	—	—	—	—	—	9.9	9.9
Working capital increases (decreases)	(6.8)	(3.1)	18.2	(2.5)	(6.4)	(0.9)	(1.5)
Other balance sheet changes	(3.0)	(0.1)	0.1	—	(0.2)	(5.1)	(8.3)

EBITDA	$51.1	$11.8	$33.1	$3.8	$0.5	$(7.9)	$92.4

Three Months Ended June 30, 2005
Cash provided by operating activities of continuing operations	$37.4	$(0.4)	$29.0	$6.9	$2.5	$(28.0)	$47.4
Less: Non-cash cost basis of real estate sold	—	(1.7)	—	—	(0.3)	—	(2.0)
Income tax benefit	—	—	—	—	—	(4.5)	(4.5)
Add: Interest, net	—	—	—	—	—	11.6	11.6
Working capital increases (decreases)	(1.4)	10.9	8.3	0.7	(2.0)	3.6	20.1
Other balance sheet changes	2.4	2.1	—	—	(0.4)	8.5	12.6

EBITDA	$38.4	$10.9	$37.3	$7.6	$(0.2)	$(8.8)	$85.2

Six Months Ended June 30, 2006
Cash provided by operating activities of continuing operations	$96.9	$26.2	$44.4	$7.0	$7.6	$(49.0)	$133.1
Less: Non-cash cost basis of real estate sold	—	(4.5)	—	—	—	—	(4.5)
Add: Gain on sale of portion of New Zealand JV	7.8	—	—	—	—	—	7.8
Income tax expense	—	—	—	—	—	9.9	9.9
Interest, net	—	—	—	—	—	19.9	19.9
Working capital increases (decreases)	(2.3)	0.9	14.0	1.1	(7.3)	2.6	9.0
Other balance sheet changes	(12.5)	(0.1)	0.1	—	—	(0.2)	(12.7)

EBITDA	$89.9	$22.5	$58.5	$8.1	$0.3	$(16.8)	$162.5

Six Months Ended June 30, 2005
Cash provided by operating activities of continuing operations	$83.1	$26.1	$54.7	$8.5	$(1.2)	$(48.3)	$122.9
Less: Non-cash cost basis of real estate sold	—	(5.7)	—	—	(0.3)	—	(6.0)
Income tax benefit	—	—	—	—	—	(3.8)	(3.8)
Add: Interest, net	—	—	—	—	—	23.3	23.3
Working capital increases (decreases)	(6.2)	7.2	11.0	4.1	0.1	3.9	20.1
Other balance sheet changes	(0.2)	1.8	—	—	1.5	8.8	11.9

EBITDA	$76.7	$29.4	$65.7	$12.6	$0.1	$(16.1)	$168.4

The following tables provide sales volumes by segment:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Timber
Northwest U.S., in millions of board feet	89	69	164	145
Southeast U.S., in thousands of short green tons	1,204	1,206	2,451	2,427
Real Estate
Acres sold
Development	7	1,006	751	2,526
Rural	9,613	5,031	12,273	14,179
Northwest U.S.	4	149	4	229

Total	9,624	6,186	13,028	16,934
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	121	113	225	220
Absorbent materials, in thousands of metric tons	63	69	128	136
Production as a percent of capacity	99.2%	100.1%	99.0%	99.8%

Lumber
Sales volume, in millions of board feet	92	90	176	173

The following tables provide sales by geographic location:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Geographical Data (Non-U.S.)
Sales
New Zealand	$8.2	$14.1	$13.7	$23.0
Other	3.7	2.8	8.2	5.5

Total	$11.9	$16.9	$21.9	$28.5

Operating income (loss)
New Zealand	$(0.3)	$1.0	$(1.4)	$1.5
Other	(0.5)	(0.4)	(0.9)	(0.6)

Total	$(0.8)	$0.6	$(2.3)	$0.9

Timber
Sales
Northwest U.S.	$35.2	$26.0	$62.3	$52.3
Southeast U.S.	23.5	21.6	48.5	42.5
New Zealand	2.4	6.9	4.7	11.6

Total	$61.1	$54.5	$115.5	$106.4

Operating income
Northwest U.S.	$21.4	$16.0	$37.4	$32.4
Southeast U.S.	8.8	5.8	17.7	12.2
New Zealand	(0.4)	1.3	(1.5)	2.2

Total	$29.8	$23.1	$53.6	$46.8

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

Cyclical pricing of commodity market paper pulp ultimately influences prices of the Absorbent Materials product line in the Performance Fibers business. However, since we are a non-integrated producer of specialized Performance Fibers for non-papermaking end uses, our high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices with peaks and valleys that are less severe.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk; however, we intend to hold most of our debt until maturity. We periodically enter into interest rate swap agreements to manage exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At June 30, 2006, we had two interest rate swap agreements, both maturing in 2007, which resulted in a liability with a fair market value of $3.0 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. A hypothetical 10 percent increase/decrease in the prevailing market price of natural gas and fuel oil would result in a change of $0.2 million and $0.4 million, respectively, in our pre-tax income. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. Our natural gas and fuel oil contracts do not qualify for hedge accounting and as such mark-to-market adjustments are recorded in “Other operating income, net.” See Note 10—Financial Instruments for outstanding forward contracts at June 30, 2006 as well as gains and losses recognized from such contracts.

Primarily all of our revenues and expenses are U.S. dollar-denominated. However, the JV is subject to the risks of foreign currency fluctuations (See Note 8 – Joint Venture Investment for additional information on the JV). At June 30, 2006, there were no outstanding forward foreign currency contracts to purchase New Zealand dollars.

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

Based on an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Co-Principal Financial Officers, concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2006.

In the quarter ended June 30, 2006, based upon the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, there were no changes in our internal controls over financial reporting that would materially affect or are reasonably likely to affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized, through its common share repurchase program, to repurchase 2,446,488 and 2,066,763 shares as of June 30, 2006 and 2005, respectively.

The following chart provides the required disclosures with regard to stock repurchases:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2006 to April 30, 2006	—		$—	—	—
May 1, 2006 to May 31, 2006	12,000	*	$39.29	—	—
June 1, 2006 to June 30, 2006	—		$—	—	—

Total	12,000			—	—

*	The Company issued 12,000 shares of restricted stock to its Board of Directors on May 19, 2006.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 18, 2006 (the “Annual Meeting”). At that meeting, three directors were elected as follows:

	Votes For	Votes Withheld
Directors of Class III, Terms Expire in 2009
Richard D. Kincaid	68,100,753	908,068
W. Lee Nutter	67,835,690	1,179,131
Ronald Townsend	67,800,141	1,208,680

The following directors’ terms of office also continued after the Annual Meeting: Ronald M. Gross, James H. Hance, Jr., Paul G. Kirk, Jr., Thomas I. Morgan, Katherine D. Ortega and Carl S. Sloane.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.2	By-laws	Incorporated by reference to Exhibit 3.2 from the Registrant’s May 24, 2006 Form 8-K

10.1	Rayonier 1994 Incentive Stock Plan, as amended	Filed herewith

10.2	Rayonier 2004 Incentive Stock and Management Bonus Plan, as amended	Filed herewith

12	Statement re: computation of ratios	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.3	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Senior Vice President and
Chief Accounting Officer

August 2, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
3.2	By-laws: Incorporated by reference to Exhibit 3.2 from the Registrant’s May 24, 2006 Form 8-K

10.1	Rayonier 1994 Incentive Stock Plan, as amended

10.2	Rayonier 2004 Incentive Stock and Management Bonus Plan, as amended

12	Statement re: computation of ratios

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act