Form 10-Q
period 2006-09-30
RAYONIER INC
filed 2006-10-26
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 20, 2006, there were outstanding 76,646,621 Common Shares of the Registrant.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
SALES	$312,029	$299,536	$901,303	$864,795

Costs and Expenses
Cost of sales	231,456	237,739	703,035	682,105
Selling and general expenses	14,487	16,932	45,107	46,732
Other operating expense (income), net	202	(6,090)	(1,848)	(11,206)

	246,145	248,581	746,294	717,631
Equity in loss of New Zealand joint venture	(136)	—	(985)	—

OPERATING INCOME	65,748	50,955	154,024	147,164
Gain on sale of portion of New Zealand joint venture	—	—	7,769	—

INCOME FROM CONTINUING OPERATIONS, INCLUDING GAIN ON SALE OF PORTION OF NEW ZEALAND JOINT VENTURE	65,748	50,955	161,793	147,164
Interest expense	(11,057)	(9,772)	(35,120)	(34,912)
Interest and miscellaneous income, net	3,093	11,875	7,072	13,405

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,784	53,058	133,745	125,657
Income tax (expense) benefit	(2,748)	21,837	(12,627)	25,652

INCOME FROM CONTINUING OPERATIONS	55,036	74,895	121,118	151,309

DISCONTINUED OPERATIONS, NET
Income/(loss) on discontinued operations, net of income tax benefit of $130 and $10,459	—	123	—	(24,956)

NET INCOME	55,036	75,018	121,118	126,353

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on hedged transactions, net of income tax benefit of $231	—	—	—	(410)
Foreign currency translation adjustment	6,769	(5,366)	(1,935)	(6,021)

Minimum pension liability adjustments	—	—	—	—

COMPREHENSIVE INCOME	$61,805	$69,652	$119,183	$119,922

EARNINGS (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.71	$0.99	$1.58	$2.00
Discontinued Operations	—	—	—	(0.33)

Net Income	$0.71	$0.99	$1.58	$1.67

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.70	$0.96	$1.55	$1.95
Discontinued Operations	—	—	—	(0.32)

Net Income	$0.70	$0.96	$1.55	$1.63

See Notes to Condensed Consolidated Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$168,885	$146,227
Accounts receivable, less allowance for doubtful accounts of $1,109 and $1,158	86,786	88,378
Inventory
Finished goods	58,380	65,214
Work in process	8,459	8,666
Raw materials	8,556	10,013
Manufacturing and maintenance supplies	1,883	1,652

Total inventory	77,278	85,545
Other current assets	57,879	33,948

Total current assets	390,828	354,098

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	906,872	927,019

PROPERTY, PLANT AND EQUIPMENT
Land	21,019	20,896
Buildings	115,690	114,644
Machinery and equipment	1,255,377	1,216,864

Total property, plant and equipment Total property, plant and equipment	1,392,086	1,352,404
Less - accumulated depreciation	(1,032,187)	(991,094)

	359,899	361,310

INVESTMENT IN JOINT VENTURE	58,715	81,648

OTHER ASSETS	155,629	114,989

	$1,871,943	$1,839,064

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$58,922	$66,362
Bank loans and current maturities	1,175	3,310
Accrued taxes	39,273	19,634
Accrued payroll and benefits	18,577	23,380
Accrued interest	12,257	1,924
Accrued customer incentives	8,202	9,087
Other current liabilities	35,157	33,951
Current reserves for dispositions and discontinued operations	12,311	12,422

Total current liabilities	185,874	170,070

DEFERRED INCOME TAXES	25,155	32,236

LONG-TERM DEBT	555,120	555,213

NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	121,300	127,960

OTHER NON-CURRENT LIABILITIES	69,469	68,733

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 76,646,621 and 76,092,566 shares issued and outstanding	441,295	422,364
Retained earnings	468,061	454,884
Accumulated other comprehensive income	5,669	7,604

	915,025	884,852

	$1,871,943	$1,839,064

See Notes to Condensed Consolidated Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, unless otherwise noted)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Income from continuing operations	$121,118	$151,309
Non-cash items included in income:
Depreciation, depletion and amortization	98,798	109,195
Non-cash cost of real estate sales	10,818	10,384
Gain on sale of portion of New Zealand joint venture (Note 8)	(7,769)	—
Deferred income tax benefit	(9,317)	(33,977)
Non-cash stock-based incentive compensation expense	8,099	—
Other	1,511	—
Decrease (increase) in accounts receivable	1,505	(14,292)
Decrease (increase) in inventory	26	(8,759)
Increase (decrease) in accounts payable	227	(15,920)
(Increase) decrease in other current assets	(19,581)	2,764
Increase in accrued liabilities	22,012	6,285
Increase in other non-current liabilities	2,751	6,565
Increase in other assets	(440)	(867)
Expenditures for dispositions and discontinued operations	(7,409)	(6,638)

CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	222,349	206,049

CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	7,895

INVESTING ACTIVITIES
Capital expenditures	(87,992)	(51,455)
Purchase of timberlands	(9,387)	(12,890)
Purchase of real estate	(21,101)	—
Proceeds from sale of portion of New Zealand joint venture	21,770	—
Proceeds from matured energy forward contracts	920	—
Increase in restricted cash	(3,599)	(13,520)

CASH USED FOR INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(99,389)	(77,865)

CASH PROVIDED BY INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	39,467

FINANCING ACTIVITIES
Issuance of debt	93,000	95,000
Repayment of debt	(95,685)	(162,803)
Dividends paid	(107,820)	(93,546)
Issuance of common shares	7,013	11,334
Repurchase of common shares	(526)	—
Excess tax benefits from stock-based compensation (Note 3)	2,505	—

CASH USED FOR FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(101,513)	(150,015)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,211	(64)

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	22,658	25,467
Balance, beginning of year	146,227	84,117

Balance, end of period	$168,885	$109,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$24,466	$25,936

Income taxes	$22,848	$17,166

Non-cash investing activity:
Capital assets purchased on account	$5,384	$—

See Notes to Condensed Consolidated Financial Statements

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (Rayonier or the Company), reflect all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating, and therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2005 Annual Report on Form 10-K.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification and interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact this FIN will have on its financial position, cash flows and results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify errors using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying a misstatement as material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has not determined the effect, if any, the adoption of this SAB will have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this Statement will have on its results of operations or financial position.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed. FSP AUG AIR-1 is applicable to entities in all industries for fiscal years beginning after December 15, 2006, and must be retrospectively applied. The Company is in the process of determining the potential impact this FSP will have on its financial position, cash flows and results of operations.

The FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), in September 2006. This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. The Statement also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under current pension accounting rules, as well as modifies the timing of reporting. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company is in the process of determining the impact SFAS 158 will have on its financial condition, results of operations and cash flows.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

2.	INCOME PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income from continuing operations	$55,036	$74,895	$121,118	$151,309
Income/(Loss) from discontinued operations	—	123	—	(24,956)

Net income	$55,036	$75,018	$121,118	$126,353

Shares used for determining basic earnings per common share	76,508,135	75,658,512	76,421,839	75,390,193

Dilutive effect of:
Stock options	1,190,336	1,362,131	1,290,432	1,376,305
Performance and restricted shares	363,748	732,522	327,111	724,225

Shares used for determining diluted earnings per common share	78,062,219	77,753,165	78,039,382	77,490,723

Basic earnings (loss) per common share:
Continuing operations	$0.71	$0.99	$1.58	$2.00
Discontinued operations	—	—	—	(0.33)

Net income	$0.71	$0.99	$1.58	$1.67

Diluted earnings (loss) per common share:
Continuing operations	$0.70	$0.96	$1.55	$1.95
Discontinued operations	—	—	—	(0.32)

Net income	$0.70	$0.96	$1.55	$1.63

3.	INCENTIVE STOCK PLANS

Accounting Prior to Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related Accounting Interpretations thereof, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No compensation expense was recognized in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2005 for stock options under APB No. 25. The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method, which requires stock-based compensation to be accounted for at fair value.

At September 30, 2006, the Company had two stock-based employee compensation plans. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock and Management Bonus Plan (the 2004 Plan), after shareholder approval was obtained. The 2004 Plan provides for 4.5 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The Company has issued non-qualified stock options, performance shares and restricted stock under both of the plans. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Summary of Impact of SFAS No. 123(R)

Total compensation cost recorded in “Selling and general expenses” for stock-based compensation was $2.3 million and $4.2 million for the three months ended September, 2006 and 2005, respectively, and $8.1 million for both the nine months ended September 30, 2006 and 2005. Included in the compensation cost for the three and nine months ended September 30, 2006 was $0.2 million and $0.6 million related to stock option awards for retirement eligible employees that were granted prior to the adoption of SFAS No. 123(R), which is being recognized over a three-year vesting period. All stock option awards to retirement eligible employees subsequent to the adoption of SFAS No. 123(R) are expensed immediately. The $8.1 million stock-based compensation expense recorded in the first nine months of 2006 includes $3.6 million for stock options, of which $1.4 million was for stock options granted to retirement-eligible employees. The SFAS No. 123(R) compensation expense is expected to be approximately $2.4 million for the fourth quarter of 2006.

The Company’s pre-tax income for the three and nine months ended September 30, 2006 is $0.3 million and $2.5 million below what would have been reported under APB No. 25, respectively. The following table illustrates the impact SFAS No. 123(R) has had on the Company’s net income and earnings per share:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net income, as reported	$55,036	$121,118
Adjustment to reflect APB No. 25 stock-based compensation expense, net of related tax effects	255	1,948

Pro forma net income	$55,291	$123,066

Earnings per share:

Basic, as reported	$0.71	$1.58
Basic, pro forma	$0.71	$1.61

Diluted, as reported	$0.70	$1.55
Diluted, pro forma	$0.70	$1.58

Tax benefits recognized related to stock-based compensation for the three months ended September 30, 2006 and 2005 were $0.9 million and $0.6 million, respectively, and $1.8 million and $1.7 million, for the comparable nine months ended, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the $2.5 million of cash flows as of September 30, 2006 resulting from tax benefits in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Pro Forma Disclosures for the Three and Nine Months Ended September 30, 2005

Pursuant to the requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company continues to provide the following disclosure for income statement periods presented prior to the adoption of SFAS No. 123(R). The following table provides a reconciliation for the three and nine months ended September 30, 2005 that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, net of related income tax effects, and shows the reported and pro forma earnings per share amounts:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$75,018	$126,353

Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	3,253	6,305

Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(2,544)	(6,027)

Pro forma net income	$75,727	$126,631

Earnings per share:

Basic, as reported	$0.99	$1.67
Basic, pro forma	$1.00	$1.68

Diluted, as reported	$0.96	$1.63
Diluted, pro forma	$0.97	$1.63

Fair Value Calculations by Award

Restricted Stock

Restricted stock granted under the 1994 and 2004 Plans generally vests upon completion of a three-year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. As of September 30, 2006, there was $1.2 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 0.9 years. The total intrinsic value of restricted stock outstanding was $3.0 million at both September 30, 2006 and 2005. During the nine months ended September 30, 2006, the Company canceled 8,217 common shares to pay the minimum withholding tax requirements on the participants’ behalf.

A summary of the Company’s restricted stock plans as of and for the nine months ended September 30, 2006 is presented below:

	2006
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Restricted Shares at January 1,	117,731	$25.77
Granted	15,943	$39.50
Vested	(42,731)	$16.57

Nonvested Restricted Shares at September 30,	90,943	$32.50

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Performance Shares

The Company’s performance shares generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon total shareholder return versus selected peer group companies. Under APB No. 25, the Company’s performance shares were expensed using the closing market price of the Company’s common stock at each reporting date, adjusted for an estimate of the ultimate number of shares to be issued. Upon adoption of SFAS No. 123(R), all performance share awards granted after January 1, 2006 are valued by an independent third party using a Monte Carlo simulation model. The fair value of awards granted prior to 2006 is equal to the share price of the Company’s stock on the date of grant. Compensation cost is based on the number of shares expected to be awarded upon vesting. The Company allows for the cash settlement of performance share awards to pay the minimum required withholding tax. During the nine months ended September 30, 2006 and 2005, $3.9 million and $2.2 million in cash was used to pay the minimum withholding tax requirements in lieu of receiving common shares, respectively. As of September 30, 2006, there was $6.2 million of unrecognized compensation cost related to the Company’s performance share awards. This cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of non-vested outstanding performance shares at September 30, 2006 and 2005 was $18.2 million and $23.1 million, respectively.

Expected volatility, dividend yield and beta were estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The following chart provides a tabular overview of the assumptions used by an independent third party in calculating the fair value of the awards granted in the nine months ended September 30, 2006:

2006
Dividend yield	4.4%
Expected volatility	21.2%
Risk-free rate	4.4%
Expected market risk-premium	8.5%
Beta	0.92

A summary of the status of the Company’s performance share plans as of and for the nine months ended September 30, 2006 is presented below:

	2006
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Performance Shares at January 1,	614,795	$24.05
Granted	148,000	$36.25
Vested	(272,420)	$17.22

Nonvested Performance Shares at September 30,	490,375	$31.52

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Non-Qualified Employee Stock Options

The exercise price of each non-qualified stock option granted under both the 1994 and 2004 plans is equal to the closing market price of the Company’s stock on the date of grant. Under the 1994 plan, the maximum term is 10 years and two days from the date of grant while under the 2004 Plan, the maximum term is 10 years from the grant date. Awards vest ratably over three years. Under APB No. 25, no compensation expense was recorded for stock options. Under SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility for each grant and is calculated using the change in the daily market price of the Company’s common stock over the expected life of the award. The expected life is based on prior exercise behavior. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis. The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the nine months ended September 30:

	2006	2005
Dividend yield	4.6%	5.1%
Expected volatility	30.2%	31.1%
Risk-free rate	4.3%	3.9%
Expected life (in years)	6.3	6.7
Fair value per share of options granted	$9.03	$6.59

A summary of the status of the Company’s stock option plans as of and for the nine months ended September 30, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1,	3,687,958	$20.50
Granted	398,650	$41.32
Exercised	(378,221)	$18.54
Canceled	(5,925)	$33.91

Options outstanding at September 30,	3,702,462	$22.92	5.8	$54,039

Options vested and expected to vest as of September 30,	3,657,962	$22.77	5.8	$53,880

Options exercisable at September 30,	2,841,162	$19.00	5.0	$51,274

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $9.0 million and $13.2 million, respectively. The total fair value of options that vested during the nine months ended September 30, 2006 and 2005 was $2.5 million and $3.0 million, respectively. As of September 30, 2006, there was $3.1 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 1.7 years.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

4.	INCOME TAXES

The Company is a real estate investment trust (REIT).

General REIT Requirements

As a REIT, if applicable Internal Revenue Code (IRC) requirements are met, only the Company’s taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on property held by the Company upon REIT conversion at January 1, 2004) on taxable sales of such property during the first ten years following the election to be taxed as a REIT. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company estimated the amount of timberland and other assets that will be sold in taxable transactions within the ten-year built-in gain period and retained deferred tax liabilities for such items. All deferred tax liabilities and assets related to the taxable REIT subsidiaries were also retained.

Under current law, the built-in gains tax from the sale of our REIT-owned timberlands can be deferred if sales proceeds from relinquished properties are reinvested in similar property consistent with the requirements of IRC Section 1031 regarding like-kind exchanges (LKE), and eliminated if the replacement property is owned at least until expiration of the ten-year built-in gain period on December 31, 2013. The Company’s ability to harvest timber on a pay-as-cut basis from such replacement property is not restricted during the ten-year built-in gain period.

As a REIT, the Company can be subject to a 100 percent tax on the gain from entering into “prohibited transactions.” The Company believes it did not engage in any prohibited transactions during the nine months ended September 30, 2006 or 2005.

Undistributed Foreign Earnings

Prior to March 31, 2004, the Company did not provide for U.S. taxes on all undistributed foreign earnings as it intended to permanently reinvest its undistributed foreign earnings overseas. Following the Company’s conversion to a REIT, this strategy was reevaluated based on a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, during 2004, the Company recognized tax expense on approximately $123 million of undistributed foreign earnings that it expected to ultimately repatriate. During the first nine months of 2005, the Company recognized $1.6 million of tax benefits related to exchange rate fluctuations on these undistributed foreign earnings. During the fourth quarter of 2005, the Company repatriated these previously undistributed foreign earnings.

The Company has undistributed foreign earnings it intends to permanently reinvest overseas. Therefore, no U.S. taxes have been provided on these earnings. The Company intends to reinvest all future foreign earnings.

Taxing Authority Examinations

In the third quarter of 2006, the Company executed a settlement agreement with the Internal Revenue Service (IRS) regarding disputed issues for its 2000, 2001 and 2002 tax years, resulting in the reversal of $4.8 million of federal tax liabilities and reserves previously established for these years.

In 2005, the Company executed a settlement agreement with the IRS regarding a disputed issue for its 1996 and 1997 taxable years. The Company reversed the final $9.5 million of federal tax reserves previously established for this issue in the first quarter of 2005.

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

The Company has other matters under review by various taxing authorities, including the examination of tax years 2003 and 2004 by the IRS. The Company believes its reported tax positions are technically sound and its tax reserves at September 30, 2006 adequately reflect the probable resolution of these items.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Provision for Income Taxes from Continuing Operations

The effective tax rate before discrete items was 14.2 percent and 14.6 percent for the three and nine months ended September 30, 2006, respectively, compared to 10.6 percent and 13.9 percent for the comparable periods in 2005. The increase from 2005 was largely due to the absence of research and development tax credits and a lower level of excluded foreign sales due to the phase-out of this tax benefit, partially offset by higher REIT income. The effective tax rate in the third quarter of 2005 also benefited from favorable foreign exchange rates.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and the effect of LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($5.1 million in the quarter) and corporate overhead expenses associated with REIT activities ($2.8 million in the quarter). The net tax benefit from REIT activities was $11.6 million compared to $7.2 million in the third quarter of 2005. The Company’s net tax benefit from REIT activities for the nine months ended September 30, 2006 and 2005 was $25.1 million and $20.1 million, respectively.

In determining its effective tax rate, the Company estimates that during 2006 it will complete LKE transactions for $28.0 million of its real estate sales which will result in tax benefits of $5.8 million, $4.1 million of which have been recognized during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Company completed LKE transactions for $9.5 million of its real estate sales and realized tax benefits of $2.0 million.

The following tables reconcile the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and nine months ended September 30, (millions of dollars):

	Three months ended September 30,
	2006	%	2005	%
Income tax (provision) benefit from continuing operations at U.S. statutory rate	$(20.2)	(35.0)	$(18.6)	(35.0)
State and local income taxes, net of federal benefit	(0.3)	(0.5)	(0.3)	(0.7)
REIT income not subject to federal tax	11.6	20.1	7.2	13.6
Foreign operations*	0.2	0.3	1.2	2.2
Tax benefit on U.S. export sales	—	—	0.9	1.7
Permanent differences	0.2	0.3	0.3	0.6
Tax credits and other, net	0.4	0.6	0.2	0.5
Discrete items included in pretax income	—	—	4.9	6.5 **

Income tax (provision) benefit from continuing operations before discrete items	$(8.1)	(14.2)	$(4.2)	(10.6)

Favorable IRS audit settlements	4.8	8.3	3.1	6.9 **
Reversal of prior year built-in gain reserve	2.8	4.9	—	—
Prior year foreign tax credit reserve	(1.0)	(1.7)	—	—
Return to accrual adjustments	(1.2)	(2.1)	(0.1)	(0.2)
U.S. tax benefit on repatriation of foreign earnings	—	—	25.8	48.6
Tax on favorable arbitration award	—	—	(3.0)	(3.9)**
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	—	—	0.2	0.4

Income tax (provision) benefit from continuing operations as reported	$(2.7)	(4.8)	$21.8	41.2

*	Primarily from foreign exchange and rate differentials.
**	Adjusted for change in pre-tax income due to discrete items.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Nine months ended September 30,
	2006	%	2005	%
Income tax (provision) benefit from continuing operations at U.S. statutory rate	$(46.8)	(35.0)	$(44.0)	(35.0)
State and local income taxes, net of federal benefit	(0.9)	(0.7)	(0.8)	(0.6)
REIT income not subject to federal tax	25.1	18.8	20.1	16.0
Foreign operations*	1.9	1.4	1.7	1.4
Tax benefit on U.S. export sales	0.8	0.6	2.0	1.6
Permanent differences	0.4	0.3	0.4	0.3
Tax credits and other, net	0.1	—	0.2	0.2
Discrete tax items included in pretax income	—	—	4.9	2.2 **

Income tax (provision) benefit from continuing operations before discrete items	$(19.4)	(14.6)	$(15.5)	(13.9)

Favorable IRS audit settlements	5.3	4.0	19.8	16.4 **
Reversal of prior year built-in gain reserve	2.8	2.1	—	—
Prior year foreign tax credit reserve	(1.0)	(0.7)	—	—
Return to accrual adjustments	(0.3)	(0.2)	(0.1)	(0.1)
U.S. tax benefit on repatriation of foreign earnings	—	—	25.8	20.5
Tax on favorable arbitration award	—	—	(3.0)	(1.4)**
Unrealizable New Zealand tax credits for U.S. withholding tax paid	—	—	(2.9)	(2.4)
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	—	—	1.6	1.3

Income tax (provision) benefit from continuing operations as reported	$(12.6)	(9.4)	$25.7	20.4

*	Primarily from foreign exchange and rate differentials.
**	Adjusted for change in pre-tax income due to discrete items.

Provision for Income Taxes from Discontinued Operations

On August 28, 2005, the Company’s Medium-Density Fiberboard (MDF) business located in New Zealand was sold. During the nine months ended September 30, 2005, the Company had a pre-tax loss from its MDF business of $35.4 million. See Note 7 - Sale of Medium-Density Fiberboard Business, for additional information.

A reconciliation of the income tax benefit from discontinued operations at the U.S. statutory rate to the reported benefit follows:

	Three months ended September 30,			Nine months ended September 30,
	2005	%		2005	%
Income tax benefit from discontinued operations at U. S. statutory rate	$—	—		$12.4	35.0
State and local income taxes	—	—		0.4	1.2
Permanent differences related to foreign exchange rate changes	0.1	N/M	*	(2.4)	(6.7)

Income tax benefit from discontinued operations as reported	$0.1	N/M	*	$10.4	29.5

*	N/M = Not meaningful.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

5.	LIKE-KIND EXCHANGES AND RESTRICTED CASH

In order to qualify for LKE treatment, proceeds from real estate sales must be deposited with a third party intermediary and accounted for as restricted cash until qualifying replacement property is acquired. In the event that LKE purchases are not completed within 180 days, the proceeds are returned to the Company and classified as cash. As of September 30, 2006 and December 31, 2005, the Company had $6.1 million and $2.5 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other assets”, which were on deposit with a LKE intermediary.

6.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the nine months ended September 30, 2006 and the year ended December 31, 2005 is shown below:

(Share and per share amounts not in thousands)	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2005	74,966,330	$393,513	$401,479	$1,396	$796,388
Net income	—	—	182,839	—	182,839
Dividends ($1.71 per share)	—	—	(129,434)	—	(129,434)
Issuance of shares under incentive stock plans	1,132,390	23,029	—	—	23,029
Cash in lieu of fractional shares	(6,154)	(356)	—	—	(356)
Unrealized loss on hedged transactions	—	—	—	(410)	(410)
Minimum pension liability adjustments	—	—	—	16,323	16,323
Tax benefit on exercise of stock options	—	6,178	—	—	6,178
Foreign currency translation adjustment	—	—	—	(9,705)	(9,705)

Balance, December 31, 2005	76,092,566	$422,364	$454,884	$7,604	$884,852

Net income	—	—	121,118	—	121,118
Dividends ($1.41 per share)	—	—	(107,941)	—	(107,941)
Issuance of shares under incentive stock plans	566,055	16,952	—	—	16,952
Repurchase of common shares	(12,000)	(526)			(526)
Tax benefit on stock-based compensation	—	2,505	—	—	2,505
Foreign currency translation adjustment	—	—	—	(1,935)	(1,935)

Balance, September 30, 2006	76,646,621	$441,295	$468,061	$5,669	$915,025

7.	SALE OF MEDIUM-DENSITY FIBERBOARD BUSINESS (MDF)

On August 28, 2005, the Company completed the sale of its MDF business to Dongwha Hong Kong International Limited for approximately $40 million. The sale resulted in an insignificant gain in the third quarter of 2005. Prior to the sale, in the second quarter of 2005, an after-tax loss of $24.1 million was recorded to adjust the MDF assets to fair market value. The operations of MDF qualified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The operating results of MDF were segregated from continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2005.

Operating results of the discontinued operation are summarized below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Sales	$9,022	$31,873
Operating loss	$(6)	$(35,415)
Net income (loss) from discontinued operations	$123	$(24,956)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

8.	JOINT VENTURE INVESTMENT

On October 3, 2005, the Company entered into a joint venture (JV) arrangement with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management (RREEF), under which the JV purchased approximately 354,000 acres of New Zealand timberlands. The JV used investor capital of approximately $245 million and secured bank debt of approximately $260 million to purchase Rayonier New Zealand Limited’s (RNZ, a wholly-owned subsidiary of Rayonier Inc.) forests consisting of 118,000 acres for approximately $187 million and 236,000 acres of New Zealand forests and related businesses from Carter Holt Harvey (CHH), an Australasian forest products company, for approximately $301 million. The Company’s initial investment represented a 49.7 percent equity interest in the JV. In addition to the Company having an equity investment, RNZ serves as the manager of the JV forests.

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

A portion of Rayonier’s equity method investment is at historical cost which generates a difference between the book value of the Company’s investment and its proportionate share of the JV’s net assets. The difference represents the Company’s unrecognized gain from the initial sale of timberland to the JV, which will be recognized as timber and timberland is sold to third parties.

A rollforward of the Company’s investment in the JV for the nine months ended September 30, 2006 and from inception on October 3, 2005 through December 31, 2005 follows (in millions):

	September 30, 2006	December 31, 2005
Balance at beginning of period	$81.7	$85.3
Equity in loss of JV	(1.0)	(1.4)
Foreign exchange translation loss	(3.5)	(0.5)
Interest income*	(4.6)	(1.7)
Partial sale of investment	(13.9)	—

Balance at end of period	$58.7	$81.7

*

The Company records interest income as equity in earnings of the JV with the offset as current interest receivable. The interest receivable as of September 30, 2006 and December 31, 2005 was $4.2 million and $1.7 million, respectively. The September 30, 2006 interest receivable reflects a $1.4 million payment received in the third quarter from the JV.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Summarized financial information for the JV for the three and nine months ended September 30, 2006 and at September 30 and December 31, 2005 is as follows (in millions) and reflects the final purchase price allocation:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Sales	$38.8	$91.4
Operating (loss)/income	$(0.1)	$1.2
Pretax loss from operations	$(8.5)	$(22.8)
Net loss*	$(5.7)	$(15.3)

	September 30, 2006	December 31, 2005
Current assets	$27.1	$17.6
Timber and timberlands	435.1	461.6
Goodwill	38.5	39.5

Total assets	$500.7	$518.7

Current liabilities	$32.0	$14.9
Noncurrent liabilities	288.7	304.4
Partners’ debt and capital	180.0	199.4

Total liabilities and equity	$500.7	$518.7

*

The Company’s equity interest in the JV’s net losses during the three and nine months ended September 30, 2006 of $5.7 million and $15.3 million, respectively, excludes interest of $1.4 million and $4.6 million, respectively, on debt owed to partners and includes $0.6 million and $1.5 million of deferred gain amortization, respectively.

9.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. The Real Estate segment includes the sale of all properties, including those designated for higher and better use (HBU). In the future, the Real Estate segment will include revenue generated from land with entitlements and infrastructure improvements, some of which may be through joint ventures or from participation arrangements. The assets of the Real Estate segment include HBU property held by TerraPointe LLC (TerraPointe), a wholly-owned real estate subsidiary of the Company, and timberlands under contract previously reported in the Timber segment. Allocations of depletion expense and the non-cash cost basis of real estate sold are recorded when the Real Estate segment reports the sale of an asset from the Timber segment. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate and dispositions were as follows:

	September 30, 2006	December 31, 2005
ASSETS
Timber	$1,008,612	$1,032,833
Real Estate	37,808	29,594
Performance Fibers	468,546	459,962
Wood Products	37,226	39,781
Other Operations	32,336	34,998
Corporate	282,258	236,733
Dispositions	5,157	5,163

TOTAL	$1,871,943	$1,839,064

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
SALES
Timber	$44,290	$45,410	$159,803	$151,868
Real Estate	46,278	27,651	77,166	65,928
Performance Fibers	163,470	159,095	475,311	455,322
Wood Products	26,273	35,546	90,076	102,442
Other Operations	31,773	32,154	99,131	89,944
Corporate and other	(55)	(320)	(184)	(709)

TOTAL	$312,029	$299,536	$901,303	$864,795

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
OPERATING INCOME (LOSS)
Timber	$17,099	$16,419	$70,674	$63,240
Real Estate **	37,604	21,785	58,750	47,777
Performance Fibers	21,158	15,623	47,175	46,508
Wood Products	(3,226)	4,554	1,328	13,584
Other Operations	131	595	96	400
Corporate and other	(7,018)	(8,021)	(23,999)	(24,345)

TOTAL	$65,748	$50,955	$154,024	$147,164

**	Includes non-cash cost basis of real estate sold during the three and nine months ended September 30, 2006 and 2005 of $6 million and $11 million, and $4 million and $10 million, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber	$10,260	$14,608	$38,767	$44,474
Real Estate	16	973	1,376	4,406
Performance Fibers	19,791	19,566	52,235	54,201
Wood Products	1,776	1,809	5,365	5,393
Other Operations	148	151	445	458
Corporate and other	196	90	610	263

TOTAL	$32,187	$37,197	$98,798	$109,195

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

Interest Rate Swap Agreements

Rayonier Forest Resources, L.P. (RFR), a wholly owned subsidiary of Rayonier, entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable which matures on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and nine months ended September 30, 2006, this swap agreement increased interest expense by $0.2 million and $0.5 million, respectively. During the three and nine months ended September 30, 2005, this swap agreement increased the Company’s interest expense by $0.1 million and reduced the Company’s interest expense by $44 thousand, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at September 30, 2006 and December 31, 2005 resulted in a liability of approximately $1.0 million and $1.2 million, respectively, with corresponding decreases recorded in debt.

In addition, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable which also matures on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS No. 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and nine months ended September 30, 2006, this swap agreement increased the Company’s interest expense by $0.3 million and $0.6 million, respectively. During the three and nine months ended September 30, 2005, the swap agreement decreased interest expense by an insignificant amount and $0.1 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at September 30, 2006 and December 31, 2005 resulted in a liability of approximately $1.1 million and $1.3 million, respectively, with corresponding decreases recorded in debt.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

During the three and nine months ended September 30, 2006, the Company realized gains on matured fuel oil forward contracts of $0.4 million and $1.5 million, respectively. The realized gain recorded on fuel oil forward contracts maturing during the three and nine months ended September 30, 2005 was $1.1 million and $2.1 million, respectively. The mark-to-market valuation of outstanding fuel oil forward contracts at September 30, 2006 and December 31, 2005 resulted in a liability of $0.4 million and an asset of $0.8 million, respectively. The mark-to-market adjustments are recorded in “Other Operating Income/Expense”.

During the three and nine months ended September 30, 2006, the Company realized losses on matured natural gas forward contracts of $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2005, the Company realized gains of $0.3 million and $0.2 million, respectively on natural gas forward contracts that matured. The mark-to-market valuation of outstanding natural gas forward contracts at September 30, 2006 and December 31, 2005 resulted in a liability of $0.2 million and an asset of $0.3 million, respectively. The mark-to-market adjustments are recorded in “Other Operating Income/Expense”.

11.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of September 30, 2006, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$79,136	$64,140
Guarantees (2) and (3)	8,478	96
Surety bonds (4)	8,819	1,668

Total	$96,433	$65,904

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

(2)

In conjunction with the sale of RNZ’s timberlands to the JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaulted on the bond, the Company would then have to perform. A $54 thousand liability, representing the estimated fair value of Rayonier’s obligation to perform, was recorded in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As of September 30, 2006, four annual payments, of $1.1 million each, remain. This guarantee expires in 2010.

In conjunction with the sale of its New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bank pursuant to the bond. If the owner’s bank defaulted on the bond, the Company would have to perform under the guarantee and seek legal redress from the owner. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of September 30, 2006, one annual payment, estimated at $1.4 million, remains. This guarantee expires in 2007.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At September 30, 2006 and December 31, 2005, the Company had a liability of $43 thousand to reflect the fair market value of its obligation to perform under the make-whole agreement.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

(3)

In conjunction with the Company’s $250 million revolving credit facility renegotiated in August 2006, Rayonier continues to guarantee the borrowings of RFR and Rayonier TRS Holdings Inc. (TRS). Additionally, TRS also continues to guarantee the borrowings of Rayonier Inc. At September 30, 2006 and December 31, 2005, there were no outstanding borrowings covered by these guarantees.

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

Between 1985 and 1995, Southern Wood Piedmont Company (SWP, a wholly-owned subsidiary of the Company) sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor in Louisiana for recycling. The processing facility, referred to as the Marine Shale Processors (MSP) facility, closed in 1995 and has been the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Department of Justice (DOJ), the U.S. Environmental Protection Agency (EPA) and the State of Louisiana, through its Department of Environmental Quality (LDEQ), in United States District Court for the Western District of Louisiana (the Court) against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that were placed at another site, referred to as the RPI site, which is owned by an affiliate of the owner of the MSP facility. SWP, DOJ, EPA and LDEQ have been engaged in discussions regarding a settlement of this matter. A trial had been scheduled for June of 2006, in which DOJ, EPA and LDEQ were primarily asserting claims for cost recovery under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) in respect of the investigation and remediation of the MSP facility and the RPI site. In advance of the scheduled June 2006 trial date, the Company reached a settlement with DOJ, EPA and LDEQ under which SWP will oversee and pay for certain remedial activities to be performed at the RPI site, and pay DOJ and LDEQ $0.2 million. In exchange for these commitments, the Company will receive, among other things, a “covenant not to sue” from DOJ, EPA and LDEQ for any claims relating to the MSP facility and the RPI site, and contribution protection under the applicable provisions of CERCLA against suits by third parties relating thereto. This settlement, which was reflected in a consent decree, was approved by the Court on September 11, 2006. The Company believes that its reserves at September 30, 2006 adequately reflect the probable costs to be incurred through the ultimate completion of the Company’s obligations under the consent decree.

In 1998, EPA and the New Jersey Department of Environmental Protection (DEP) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (Combe). It is alleged that the Company’s former Eastern Research Division (ERD) in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered, nonbinding alternative dispute resolution process is ongoing and in March of 2006 a court-appointed neutral issued a report and recommendations, which are currently being reviewed by all parties. Settlement discussions have not substantially progressed to date, but may commence now that the neutral’s report has been issued. The Company believes that its reserves at September 30, 2006 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

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

In the third quarter of 2005, the Company advised EPD of the results of certain testing undertaken by the Company at its Jesup, Georgia mill. This testing related to potential non-capture of certain methanol emissions during a particular stage of the mill’s pulp manufacturing process. The potential non-capture at issue appears to have taken place during portions of three years between 2001 and 2004. While the Company’s position is that no applicable law or regulation has been violated, EPD was voluntarily notified by the Company. No notices of violation or citations were issued by EPD. On September 13, 2006, the Company and EPD entered into a consent decree under which, without admitting any liability, the Company agreed to pay a penalty of $100,000 and received credit for performance of an environmental project. On September 29, 2006, EPD issued a letter indicating that all requirements of the consent decree had been completed.

The Company and the Board of Assessors of Wayne County, Georgia (the County) executed an agreement which, among other things, provided that the parties would resolve a property tax dispute relating to the Jesup mill property for the tax years 2002 to 2004 through binding arbitration. On December 22, 2004, the arbitration agreement was approved by the Georgia Superior Court (the Court). On September 10, 2005, after completion of a six-day arbitration, the Company received a favorable arbitration ruling. The arbitrators’ decision resulted in the County owing the Company a refund of approximately $5.1 million for excess taxes paid. Additionally, the decision would have allowed the Company to reverse its $2.8 million accrued property tax balance. In December 2005, the County filed motions with the Court claiming that it did not have the power and authority to enter into the arbitration agreement with Rayonier, and that the arbitrators’ decision should be vacated. On March 24, 2006, the Court upheld the validity of the arbitration agreement (with the exception of one provision governing the calculation of certain future years’ taxes, which does not affect the amount of the refund for 2002 to 2004 tax years), and confirmed the decision rendered by the panel of arbitrators. The County filed an appeal of the Court’s decision. In July, the Company and the County reached an agreement in principle to resolve this dispute, subject to mutual agreement on final documentation. The tentative agreement, among other things, establishes a fair market value assessment for the mill and research and development facility for each of the years 2002 through 2006, and a framework for computing the fair market value of these properties for years 2007 through 2011. The tentative agreement would also resolve several other ancillary issues related to this matter. The proposed settlement will require approvals of the Wayne County Commission and Board of Assessors. Based on this tentative agreement (for which final documents are currently being negotiated), and in compliance with SFAS No. 5, Accounting for Contingencies, no adjustment for taxes previously accrued has been recorded in the Company’s financial statements as of September 30, 2006.

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

The EPA uses the term “Cluster Rules” to identify parallel rule-making for water and air technology-based discharge limits for pulp and paper mills. The EPA finalized its Cluster Rules governing air emissions in 1998 but, due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s two Performance Fibers dissolving pulp mills and two other similar mills. In late 2003, the EPA informed Rayonier that it was delegating its Cluster Rule rulemaking authority for these four mills to the environmental agencies of the respective states. Rayonier will continue to work with the EPA and the applicable state environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

With respect to forestry, federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may in certain cases prevent timber harvesting, road construction and other activities on private lands, including a portion of the Company’s timberlands. Over the past several years, the harvest of timber from the Company’s timberlands in the State of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report, which led the Washington Forest Practices Board to adopt rules further restricting timber harvesting within buffers along streams with fish habitat. All of these restrictions have caused Rayonier over time to restructure and reschedule its harvest plans and have reduced the total volume of timber available for future harvest.

13.	RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include Rayonier’s Port Angeles, WA mill, which was closed in 1997; SWP, which ceased operations in 1989 except for investigation and remediation activities; ERD, which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP has been designated a potentially responsible party (PRP), or has had other claims made against it, under CERCLA and/or federal or state statutes relating to the investigation and remediation of environmentally-impacted sites, with respect to ten former wood processing sites which are no longer operating.

An analysis of activity in the reserves for dispositions and discontinued operations for the nine months ended September 30, 2006 and the year ended December 31, 2005, is as follows:

	September 30, 2006	December 31, 2005
Balance, January 1,	$140,382	$146,054
Expenditures charged to reserves	(7,409)	(8,697)
Additions to reserves	638	3,025

Balance, end of period	133,611	140,382
Less: Current portion	(12,311)	(12,422)

Non-current portion	$121,300	$127,960

Rayonier has identified specific reserves for three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as material and requiring separate disclosure which was presented in the Company’s 2005 Annual Report on Form 10-K. There have not been any significant changes in these sites’ reserve requirements for the nine months ended September 30, 2006, and therefore separate disclosure is not presented herein; however, in the second quarter, we recorded a charge of $0.6 million relating to additional investigation to be performed in connection with the Port Angeles, WA site. For an analysis of the reserve activity for the three years ended December 31, 2005 and a brief description of these individually material sites, see the Company’s 2005 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

Rayonier currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2006 and 2007 will approximate $11 million and $12 million, respectively. Such costs will be charged against reserves for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. The Company believes established reserves are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves. As of September 30, 2006, this amount could range up to $29 million and arises from uncertainty over the effectiveness of remedial measures, changes in remediation technology, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors, including but not limited to significant changes in discharge and waste disposal volumes, requirements to perform additional or different remediation, changes in environmental remediation technology, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, a site’s potential for Brownfields (environmentally impacted site considered for re-development) or other similar projects, could accelerate expenditures as well as impact the amount and/or type of remediation required, as could new laws, regulations and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies. For example, regulatory agencies in Washington and Florida are currently proposing new rules that, if fully implemented, would tighten the remedial standards for certain contaminants present in on-and- off-site soils. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

14.	EMPLOYEE BENEFIT PLANS

The Company has four qualified non-contributory defined benefit pension plans covering substantially all of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. Certain plans are subject to periodic union negotiation. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

The Company has closed enrollment in its pension and postretirement medical plans to new salaried employees hired after December 31, 2005. New salaried employees will automatically be enrolled in the Company’s 401(k) plan and receive an enhanced contribution.

The net periodic benefit cost for the Company’s pension and postretirement plans for the three and nine months ended September 30, 2006 and 2005 are shown in the following tables:

Components of Net Periodic Benefit Cost

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Service cost	$1,839	$1,825	$193	$156
Interest cost	3,264	3,250	632	541
Expected return on plan assets	(3,862)	(3,550)	—	—
Amortization of prior service cost	356	350	192	72
Amortization of losses	1,214	1,125	305	254

Net periodic benefit cost	$2,811	$3,000	$1,322	$1,023

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$5,820	$5,475	$578	$459
Interest cost	10,328	9,750	1,898	1,618
Expected return on plan assets	(12,219)	(10,650)	—	—
Amortization of prior service cost	1,126	1,050	578	213
Amortization of losses	3,841	3,375	916	780

Net periodic benefit cost	$8,896	$9,000	$3,970	$3,070

The Company does not have any required pension plan contributions for 2006; however, the Company made a discretionary contribution of $12 million during the third quarter of 2006. Further contributions are not expected in the fourth quarter of 2006.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Foreign currency translation adjustments	$22,130	$24,065
Minimum pension liability adjustments, net of tax	(16,461)	(16,461)

Total	$5,669	$7,604

During the nine months ended September 30, 2006, the change in net foreign currency translation adjustments reflects the change in the New Zealand to U.S. dollar exchange rate.

16.	TIMBERLAND ACQUISITION

In August 2006, the Company entered into agreements to purchase approximately 176,000 acres of timberlands in six states (New York, Texas, Oklahoma, Arkansas, Alabama and Louisiana) for approximately $160 million, subject to normal purchase price adjustments, from funds managed by GMO Renewable Resources, LLC. The transaction is expected to close in the fourth quarter of 2006.

17.	SUBSEQUENT EVENT

On October 20, 2006, the Company’s Board of Directors declared a fourth quarter cash dividend of 47 cents per common share, payable December 29, 2006, to shareholders of record on December 8, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor

Except for historical information, the statements made in this Form 10-Q are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements, which include statements regarding anticipated markets and market growth, earnings, cash flow, revenues, contracts, volumes, demand, pricing, costs, cost structure and other statements relating to Rayonier’s financial and operational performance, in some cases are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “anticipate,” and other similar language. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements contained in this Form 10-Q: changes in global market trends and world events; interest rate and currency movements; fluctuations in demand for, or supply of, cellulose specialty products, absorbent materials, timber, wood products or real estate and entry of new competitors into these markets; adverse weather conditions affecting production, timber availability and sales, or distribution; changes in production costs for wood products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the entry into or closing of real estate sale transactions; changes in law, policy or political environment that might condition, limit or restrict the development of real estate; the ability of the Company to identify and complete timberland and higher-value real estate acquisitions; the Company’s ability to continue to qualify as a REIT; the ability of the Company to complete tax-efficient exchanges of real estate; and implementation or revision of governmental policies and regulations affecting the environment, endangered species, timber harvesting, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see Item 1A-”Risk Factors” in the Company’s most recent Form 10-K on file with the Securities and Exchange Commission. Rayonier assumes no obligation to update these statements except as may be required by law.

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

Segment Information

We operate in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales include the sale of all properties, including those designated for higher and better use (HBU). In the future, the Real Estate segment will include revenue generated from properties with entitlements and infrastructure improvements, some of which may be through joint ventures or from participation arrangements. The assets of the Real Estate segment include HBU property held by TerraPointe, the Company’s real estate subsidiary, and timberlands under contract previously reported in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of lumber operations. Our remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS No. 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. We evaluate financial performance based on the operating income of the segments.

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

In 2005, we entered into a JV with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management, under which the JV purchased approximately 354,000 acres of New Zealand timberlands, including 118,000 acres from Rayonier. Our investment at September 30, 2006 of $58.7 million represents a 40 percent equity interest, which was reduced from 49.7 percent due to a sale in the second quarter of 2006. In addition to having an equity investment, we manage the JV’s 354,000 acres of timberlands for a fee. The JV is included in the Timber segment. See Note 8 – Joint Venture Investment for additional information on the JV.

In August 2005, we sold our MDF business and the operations are now shown as discontinued operations (see Note 7 – Sale of Medium-Density Fiberboard Business (MDF)). These operations were previously included in the Wood Products segment, which has been restated to exclude the operations and assets of MDF for all periods presented.

Results of Operations, Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005.

Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales

Timber	$44.3	$45.4	$159.8	$151.9

Real Estate
Development	43.5	14.2	50.0	25.5
Rural	2.4	13.2	26.7	39.5
Other	0.4	0.2	0.5	0.9

Total Real Estate	46.3	27.6	77.2	65.9

Performance Fibers
Cellulose Specialties	120.3	114.8	353.3	323.9
Absorbent Materials	43.2	44.3	122.0	131.4

Total Performance Fibers	163.5	159.1	475.3	455.3

Wood Products	26.3	35.6	90.1	102.5

Other operations	31.7	32.1	99.1	89.9

Intersegment Eliminations	(0.1)	(0.3)	(0.2)	(0.7)

Total Sales	$312.0	$299.5	$901.3	$864.8

Operating Income (Loss)

Timber	$17.1	$16.4	$70.7	$63.2

Real Estate	37.6	21.8	58.8	47.8

Performance Fibers	21.2	15.6	47.2	46.5

Wood Products	(3.2)	4.6	1.3	13.6

Other operations	0.1	0.6	0.1	0.4

Corporate and other expenses / eliminations	(7.1)	(8.0)	(24.1)	(24.3)

Total Operating Income	65.7	51.0	154.0	147.2

Gain on sale of portion of New Zealand JV	—	—	7.8	—

Interest Expense	(11.0)	(9.8)	(35.1)	(34.9)

Interest / Other income	3.0	11.9	7.0	13.4

Income tax (expense) benefit	(2.7)	21.8	(12.6)	25.7

Income from Continuing Operations	55.0	74.9	121.1	151.4

Income (Loss) from Discontinued Operations	—	0.1	—	(25.0)

Net Income	$55.0	$75.0	$121.1	$126.4

Diluted Earnings Per Share	$0.70	$0.96	$1.55	$1.63

Timber

While sales were down $1 million for the quarter compared to last year, sales for the nine months ended September 30, 2006 increased $8 million from the prior year period as strong results in the Southeast and Northwest regions more than offset the impact of a change in New Zealand operations. Beginning in the fourth quarter of 2005, the New Zealand timber operations consist of a JV in which we currently hold a 40 percent investment and provide management of the timberlands. Our investment is accounted for under the equity method and our equity in the earnings/loss of the JV is included in Timber operating income.

In the Southeast, sawlog demand was strong earlier in 2006, but significantly softened in the third quarter. As a result, our harvested volumes decreased 14 percent and 4 percent for the three and nine month periods, respectively. The decline in demand had minimal impact on third quarter sales price as 90 percent of the timber was already under contract.

Even with a decline in lumber demand, Northwest stumpage prices and volume increased 2 percent and 24 percent, respectively, for the third quarter and 3 percent and 16 percent, respectively, for the nine month period. Timber supply was limited due to fire restrictions and reduced Canadian imports resulting from a weaker U.S. dollar.

Sales (in millions)	2005	Changes Attributable to:			2006
		Price	Volume/Mix	Other*
Three months ended September 30,
Total Sales	$45.4	$1.6	$1.5	$(4.2)	$44.3

Nine months ended September 30,
Total Sales	$151.9	$9.5	$8.7	$(10.3)	$159.8

* Includes the impact of RNZ’s 2005 sales.

Operating income was above prior year periods due to price and volume improvements in our Northwest region. In the Southeast region declining volumes were offset by higher prices.

Operating Income (in millions)	2005	Changes Attributable to:			2006
		Price	Volume/Mix	Cost/Other*
Three months ended September 30,
Total Operating Income	$16.4	$1.6	$1.0	$(1.9)	$17.1

Nine months ended September 30,
Total Operating Income	$63.2	$9.5	$5.4	$(7.4)	$70.7

* Includes the JV results.

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

During the three and nine months ended September 30, 2006, sales and operating income increased as higher development sales offset lower rural sales. Third quarter 2006 results include a $22.6 million development participation sale which closed in September. The nature of real estate is such that year over year fluctuations may be material due to the uncertain timing of entry into and closure of transactions.

Sales (in millions)	2005	Changes Attributable to:		2006
		Price	Volume
Three months ended September 30,
Development	$14.2	$16.4	$12.9	$43.5
Rural	13.2	—	(10.8)	2.4
Other	0.2	—	0.2	0.4

Total Sales	$27.6	$16.4	$2.3	$46.3

Nine months ended September 30,
Development	$25.5	$22.3	$2.2	$50.0
Rural	39.5	2.2	(15.0)	26.7
Other	0.9	0.3	(0.7)	0.5

Total Sales	$65.9	$24.8	$(13.5)	$77.2

Operating Income (in millions)	2005	Changes Attributable to:		2006
		Price	Volume
Three months ended September 30,
Total Operating Income	$21.8	$16.4	$(0.6)	$37.6

Nine months ended September 30,
Total Operating Income	$47.8	$24.8	$(13.8)	$58.8

Performance Fibers

In the three and nine months ended September 30, 2006, cellulose specialty sales improved by approximately $6 million and $29 million, respectively. Strong market demand for cellulose specialties resulted in average price increases of 11.8 percent and 9.1 percent, respectively. These price increases included a fuel oil surcharge on all acetate volume and other cellulose specialty volume allowable by contract totaling $9 million for the nine month period. The unfavorable volume changes from prior year periods were primarily due to a timing shift in customers’ orders from the third quarter to the fourth quarter of 2006.

Sales of absorbent materials decreased primarily due to the fourth quarter 2005 disposition of our Engineered Absorbent Materials (EAM) facility which contributed $3.9 million and $11.0 million in sales for the three and nine month periods, respectively. Excluding this impact, absorbent materials sales volume increased in the third quarter due to the timing of customer orders.

Sales (in millions)	2005	Changes Attributable to:			2006
		Price	Volume/Mix	Other *
Three months ended September 30,
Cellulose Specialties	$114.8	$12.7	$(7.2)	$—	$120.3
Absorbent Materials	44.3	(0.7)	2.8	(3.2)	43.2

Total Sales	$159.1	$12.0	$(4.4)	$(3.2)	$163.5

Nine months ended September 30,
Cellulose Specialties	$323.9	$32.1	$(2.7)	$—	$353.3
Absorbent Materials	131.4	0.5	(0.4)	(9.5)	122.0

Total Sales	$455.3	$32.6	$(3.1)	$(9.5)	$475.3

* Includes the impact of EAM’s 2005 sales.

For the periods presented, operating income in 2006 improved by $5.6 million and $0.7 million from the prior year periods as price increases offset rising costs of raw materials, energy and scheduled maintenance.

Operating Income (in millions)	2005	Changes Attributable to:				2006
		Price	Volume/Mix	Costs	Other*
Three months ended September 30,
Total Operating Income	$15.6	$12.0	$(0.9)	$(4.8)	$(0.7)	$21.2

Nine months ended September 30,
Total Operating Income	$46.5	$32.6	$(0.4)	$(32.8)	$1.3	$47.2

* Includes the impact of EAM’s 2005 operating income.

Wood Products

Lumber sales decreased compared to the prior year periods primarily due to price declines of 27 percent and 14 percent for the three and nine months ended September 30, 2006, respectively, as a result of reduced demand in the housing market and higher quantities of Canadian imported lumber. The increase in imports was in anticipation of a 15 percent export tax that was imposed on Canadian exported lumber to the U.S. beginning October 12, 2006, pursuant to the recently signed 2006 Softwood Trade Agreement.

Sales (in millions)	2005	Changes Attributable to:			2006
		Price	Volume/Mix	Other
Three months ended September 30,
Total Sales	$35.6	$(9.6)	$0.9	$(0.6)	$26.3

Nine months ended September 30,
Total Sales	$102.5	$(14.5)	$2.1	$—	$90.1

For the three and nine months ended September 30, 2006, operating income decreased from the prior year periods due to lower selling prices.

Operating Income/(loss) (in millions)	2005	Changes Attributable to:			2006
		Price	Volume/Mix	Costs
Three months ended September 30,
Total Operating Income/(Loss)	$4.6	$(9.6)	$(0.3)	$2.1	$(3.2)

Nine months ended September 30,
Total Operating Income	$13.6	$(14.5)	$0.8	$1.4	$1.3

Other Operations

Sales of $99.1 million for the nine months ended September 30, 2006 were $9.2 million above the prior year period due to stronger trading activity, while sales in the third quarter were comparable. We have no immediate plans to exit these non-core businesses.

Corporate and Other Expenses / Eliminations

Corporate and Other Expenses was $1 million lower in the third quarter than the prior year period, but flat for the nine month comparison. The third quarter decline was primarily due to lower stock based incentive compensation expense partially offset by a $1.9 million favorable insurance settlement in the third quarter of 2005.

Gain on Partial Sale of New Zealand JV

In the second quarter of 2006, we sold a portion of our interest in the New Zealand JV, reducing our investment from 49.7 percent to 40 percent. See Note 8 - Joint Venture Investment for details of the transaction.

Other Income / Expense

In comparison to the prior year periods, interest expense was flat for the nine months, but increased in the quarter by $1 million. The increased expense in the quarter reflects higher interest rates partly offset by lower debt levels. Additionally, in the third quarter of 2005, as a result of IRS settlements, we were able to reverse previously accrued interest on potential liabilities that did not materialize.

The $9 million and $6 million decline in interest and other income for the three and nine months ended September 30, 2006, respectively, largely resulted from an arbitration award that was received in the third quarter of 2005 partly offset by higher interest income due to greater cash levels in 2006.

Provision for Income Taxes from Continuing and Discontinued Operations

The effective tax rate before discrete items was 14.2 percent and 14.6 percent for the three and nine months ended September 30, 2006, respectively, compared to 10.6 percent and 13.9 percent for the comparable periods in 2005. The increase from 2005 was largely due to the absence of research and development tax credits and a lower level of excluded foreign sales due to the phase-out of this tax benefit, partially offset by higher REIT income. The effective tax rate in the third quarter of 2005 also benefited from favorable foreign exchange rates.

See Note 4 - Income Taxes of the Notes to the Condensed Consolidated Financial Statements for additional information.

Outlook

We continue to expect full year earnings to be above 2005. Fourth quarter results are expected to be less than the third quarter, primarily due to lower real estate sales and a higher effective tax rate, but somewhat above fourth quarter 2005 due to higher cellulose specialties prices, reduced Performance Fibers costs and increased real estate sales, partly offset by weaker lumber prices.

Although our timber, real estate and wood products businesses have begun to feel the effects of the housing slowdown, we remain optimistic that as we enter 2007 the impact will be somewhat mitigated by the mix and geographical diversity of our businesses. In addition, global demand remains exceptionally strong for our high-value specialty cellulose products and is expected to result in significant price improvement with the completion of annual pricing negotiations under multi-year contracts.

Liquidity and Capital Resources

Cash Flow

Cash provided by operating activities of $222 million for the nine months ended September 30, 2006 was $16 million above the prior year period, as lower working capital requirements exceeded a decrease in operating income (excluding non-cash items). Cash used for investing activities of $99 million for the first nine months of 2006 was $22 million above prior year’s comparable period. Capital expenditures, and purchases of timberland and real estate totaled $118 million, an increase of $54 million over the prior year period while the increase in restricted cash deposits was $4 million during the nine months ended September 30, 2006, compared to $14 million in 2005. In addition, cash used for investing activities for the nine months ended September 30, 2006 was offset by $22 million of proceeds from the sale of a portion of the New Zealand JV. Cash used for financing activities of $102 million decreased $49 million during the nine months ended September 30, 2006, reflecting $65 million of lower debt repayments partially offset by higher quarterly dividend payments which increased $0.06 per share (adjusted for the October 17, 2005 stock-split), or $14 million, and $4 million of lower proceeds from the exercise of stock options. The classification of $3 million of excess tax benefits from stock options in financing cash flows as a result of adopting SFAS No. 123(R) also positively impacted the cash used for financing activities. Cash and cash equivalents totaled $169 million and $146 million as of September 30, 2006 and December 31, 2005, respectively, and consisted primarily of marketable securities with maturities at date of acquisition of 90 days or less. At September 30, 2006, debt was $556 million, slightly below the December 31, 2005 balance of $559 million. Our debt-to-capital ratio at September 30, 2006 was 38 percent, a 1 percentage point improvement from the December 31, 2005 ratio.

We made a $12 million discretionary pension contribution during the first nine months of 2006 compared to $10 million during the comparable 2005 period. We do not anticipate making any additional contributions in the fourth quarter of 2006. Income tax payments in the first nine months of 2006 totaled $23 million compared to $17 million in 2005. We expect full year income tax payments to be $38 million; however, if expected refunds are received in the fourth quarter this amount will be $30 million, comparable with the prior year. We also expect 2006 capital expenditures, excluding strategic acquisitions, of approximately $105 million to $110 million. During 2006 and 2007, Rayonier expects spending on environmental capital projects, exclusive of discontinued operations to be approximately $4 million and $6 million, respectively. Spending for environmental costs related to dispositions and discontinued operations during the nine months ended was $7 million; full year expenditures of approximately $11 million are anticipated. Capital costs to be incurred over the next five years (2007—2011) associated with Cluster Rule compliance and other environmental-related projects are not expected to exceed $47 million. The increase in projected capital spending from the estimates presented in the 10-Q for the second quarter of 2006 relates primarily to projects relating to waste water and effluent management in the Performance Fibers segment.

In August 2006, we entered into agreements to purchase approximately 176,000 acres of timberland in six states for approximately $160 million, subject to normal purchase price adjustments. The transaction is expected to close in the fourth quarter of 2006 using available cash and cash equivalents.

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

EBITDA and Adjusted CAD for the three and nine months ended September 30, 2005 have been restated to exclude the discontinued operations of the MDF business. EBITDA is a non-GAAP measure of our operating cash generating capacity. For the three months ended September 30, 2006, EBITDA was $98.0 million, $1.9 million above the prior year period. EBITDA for the nine months ended September 30, 2006 was $260.5 million, $4.1 million below the prior year period. Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash Provided by Operating Activities of Continuing Operations	$89.2	$83.2	$222.3	$206.1
Gain on sale of portion of New Zealand joint venture	—	—	7.8	—
Non-cash cost basis of real estate sold	(6.3)	(4.4)	(10.8)	(10.4)
Income tax expense (benefit)	2.7	(21.9)	12.6	(25.7)
Interest expense, net	8.1	5.7	28.0	29.0
Working capital changes	(13.1)	9.8	(4.1)	29.9
Other balance sheet changes	17.4	23.8	4.7	35.7

EBITDA	$98.0	$96.2	$260.5	$264.6

An expense of our Real Estate business is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the three and nine months ended September 30, 2006 and 2005 totaled $104.3 million and $271.3 million and $100.6 million and $275 million, respectively.

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

Adjusted CAD for the nine months ended September 30, 2006 was $143.6 million, $15 million below the prior year period. The decrease is primarily due to higher capital spending on energy savings projects (primarily a new biomass boiler at our Performance Fibers Fernandina Mill) partially offset by increased cash provided by operating activities. The Adjusted Cash Available for Distribution generated in the current period is not necessarily indicative of amounts that may be generated in future periods. Below is a reconciliation of Cash Provided by Operating Activities of Continuing Operations to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2006	2005
Cash provided by Operating Activities of Continuing Operations	$222.3	$206.1
Capital spending	(87.9)	(51.5)
Proceeds from matured energy contracts	0.9	—
Decrease in committed cash	10.9	10.0
Equity-based compensation adjustments	4.2	(1.0)
LKE tax benefits	(4.1)	(2.0)

Cash Available for Distribution	146.3	161.6
Mandatory debt repayments*	(2.7)	(2.8)

Adjusted Cash Available for Distribution	$143.6	$158.8

*	No discretionary debt repayments were made during the nine months ended September 30, 2006 and 2005.

Liquidity Facilities

In August 2006, we negotiated a new $250 million unsecured revolving credit facility to replace our previous facility which was scheduled to expire in November 2006. This facility includes an accordion feature which allows additional borrowing requests over the $250 million, in $25 million increments up to an incremental $100 million. The new facility expires in August 2011. As with the previous facility, certain covenants must continue to be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. In addition, there are covenant requirements in effect for RFR setting a minimum ratio of cash flow available for fixed charges to fixed charges. At September 30, 2006, the available borrowing capacity was $234 million under the revolving credit facility, due to $16 million of standby letters of credit previously issued.

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

The covenants listed below which are the most significant financial covenants in effect as of September 30, 2006 are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at September 30, 2006	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.42	5.92
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.40	2.60
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	5.40	2.90
Dividends paid should not exceed 90 percent of Covenant FFO	90%	32%	58%

We are currently in compliance with all of our financial covenants. In addition to the financial covenants listed above, the credit agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier, among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of approximately $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. In the third quarter of 2006, excess proceeds of approximately $69 million were offered to the note holders, who declined the offer of prepayment. Therefore, the amount of excess proceeds was reset to zero pursuant to the terms of the applicable covenant.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

No material changes to guarantees or financial instruments such as letters of credit and surety bonds occurred during the first nine months of 2006. See Note 11 - Guarantees, for details on the letters of credit, surety bonds and total guarantees outstanding as of September 30, 2006.

Segment EBITDA

EBITDA is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and nine months ended September 30, 2006 and 2005 was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
EBITDA
Timber	$27.3	$31.0	$117.2	$107.7
Real Estate	37.7	22.9	60.2	52.3
Performance Fibers	40.9	35.2	99.4	100.9
Wood Products	(1.4)	6.4	6.7	19.0
Other Operations	0.2	0.8	0.5	0.9
Corporate and other	(6.7)	(0.1)	(23.5)	(16.2)

Total	$98.0	$96.2	$260.5	$264.6

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and Other	Total
Three Months Ended September 30, 2006
Cash provided by operating activities of continuing operations	$24.7	$39.8	$37.7	$0.8	$(2.0)	$(11.8)	$89.2
Less: Non-cash cost basis of real estate sold	—	(6.2)	—	—	(0.1)	—	(6.3)
Add: Income tax expense	—	—	—	—	—	2.7	2.7
Interest, net	—	—	—	—	—	8.1	8.1
Working capital increases (decreases)	(1.3)	0.7	2.4	(2.2)	2.1	(14.8)	(13.1)
Other balance sheet changes	3.9	3.4	0.8	—	0.2	9.1	17.4

EBITDA	$27.3	$37.7	$40.9	$(1.4)	$0.2	$(6.7)	$98.0

Three Months Ended September 30, 2005
Cash provided by operating activities of continuing operations	$32.0	$29.8	$19.6	$8.6	$2.5	$(9.3)	$83.2
Less: Non-cash cost basis of real estate sold	—	(4.1)	—	—	(0.3)	—	(4.4)
Income tax benefit	—	—	—	—	—	(21.9)	(21.9)
Add: Interest, net	—	—	—	—	—	5.7	5.7
Working capital increases (decreases)	(0.4)	1.0	16.3	(2.2)	(1.4)	(3.5)	9.8
Other balance sheet changes	(0.6)	(3.8)	(0.7)	—	—	28.9	23.8

EBITDA	$31.0	$22.9	$35.2	$6.4	$0.8	$(0.1)	$96.2

Nine Months Ended September 30, 2006
Cash provided by operating activities of continuing operations	$121.6	$65.6	$82.1	$7.8	$5.6	$(60.4)	$222.3
Less: Non-cash cost basis of real estate sold	—	(10.7)	—	—	(0.1)	—	(10.8)
Add: Gain on sale of portion of New Zealand JV	7.8	—	—	—	—	—	7.8
Income tax expense	—	—	—	—	—	12.6	12.6
Interest, net	—	—	—	—	—	28.0	28.0
Working capital increases (decreases)	(3.6)	1.6	16.7	(1.1)	(5.2)	(12.5)	(4.1)
Other balance sheet changes	(8.6)	3.7	0.6	—	0.2	8.8	4.7

EBITDA	$117.2	$60.2	$99.4	$6.7	$0.5	$(23.5)	$260.5

Nine Months Ended September 30, 2005
Cash provided by operating activities of continuing operations	$115.1	$65.4	$74.3	$17.1	$1.0	$(66.8)	$206.1
Less: Non-cash cost basis of real estate sold	—	(9.8)	—	—	(0.6)	—	(10.4)
Income tax benefit	—	—	—	—	—	(25.7)	(25.7)
Add: Interest, net	—	—	—	—	—	29.0	29.0
Working capital increases (decreases)	(6.6)	(1.3)	27.3	1.9	(1.0)	9.6	29.9
Other balance sheet changes	(0.8)	(2.0)	(0.7)	—	1.5	37.7	35.7

EBITDA	$107.7	$52.3	$100.9	$19.0	$0.9	$(16.2)	$264.6

The following tables provide sales volumes by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Timber
Northwest U.S., in millions of board feet	59	48	223	193
Southeast U.S., in thousands of short green tons	926	1,080	3,377	3,507

Real Estate
Acres sold
Development	4,606	2,411	5,357	4,937
Rural	1,426	7,930	13,699	22,107
Northwest U.S.	58	44	62	275

Total	6,090	10,385	19,118	27,319

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	112	120	337	340
Absorbent materials, in thousands of metric tons	68	65	196	201
Production as a percent of capacity	101.9%	100.9%	100.1%	100.2%

Lumber
Sales volume, in millions of board feet	91	89	267	262

The following table provides sales and operating income (loss) by geographic location:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Geographical Data (Non-U.S.)
Sales
New Zealand	$8.5	$13.1	$22.2	$36.1
Other	3.5	1.6	11.7	7.1

Total	$12.0	$14.7	$33.9	$43.2

Operating income (loss)
New Zealand	$(0.1)	$1.5	$(1.5)	$3.0
Other	(0.3)	(0.8)	(1.2)	(1.4)

Total	$(0.4)	$0.7	$(2.7)	$1.6

Timber
Sales
Northwest U.S.	$24.4	$18.8	$86.7	$71.1
Southeast U.S.	17.2	19.1	65.7	61.6
New Zealand	2.7	7.5	7.4	19.2

Total	$44.3	$45.4	$159.8	$151.9

Operating income
Northwest U.S.	$12.6	$8.8	$50.0	$41.2
Southeast U.S.	4.3	5.9	22.0	18.1
New Zealand	0.2	1.7	(1.3)	3.9

Total	$17.1	$16.4	$70.7	$63.2

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

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk; however, we intend to hold most of our debt until maturity. We periodically enter into interest rate swap agreements to manage exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At September 30, 2006, we had two interest rate swap agreements, both maturing in 2007, which resulted in a liability with a fair market value of $2.1 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. A hypothetical 10 percent increase/decrease in the prevailing market price of natural gas and fuel oil would result in a change of $0.1 million and $0.6 million, respectively, in our annual pre-tax income. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. Our natural gas and fuel oil contracts do not qualify for hedge accounting and as such mark-to-market adjustments are recorded in “Other operating income, net.” See Note 10 - Financial Instruments for outstanding forward contracts at September 30, 2006 as well as gains and losses recognized from such contracts.

Primarily all of our revenues and expenses are U.S. dollar-denominated. However, the JV is subject to the risks of foreign currency fluctuations (See Note 8 – Joint Venture Investment for additional information on the JV). At September 30, 2006, there were no outstanding forward foreign currency contracts to purchase New Zealand dollars.

For a full description of our market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)), are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.

Based on an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Co-Principal Financial Officers, concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2006.

In the quarter ended September 30, 2006, based upon the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, there were no changes in our internal controls over financial reporting that would materially affect or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 12 and 13 of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which are hereby incorporated by reference.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005. For a full description of these risk factors, please refer to Item 1A, Risk Factors, in the 2005 Annual Report on Form 10-K. In addition, please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of other factors that could affect the Company’s financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized, through its common share repurchase program, to repurchase 2,445,045 and 2,066,763 shares as of September 30, 2006 and 2005, respectively.

The following chart provides the required disclosures with regard to stock repurchases:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2006 to July 31, 2006	1,443	*	$37.44	—	—
August 1, 2006 to August 31, 2006	—		$—	—	—
September 1, 2006 to September 30, 2006	—		$—	—	—

Total	1,443			—	—

*	The Company issued 1,443 shares of restricted stock to a member of its Board of Directors on July 21, 2006.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of Rayonier during the third quarter of 2006.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Five Year Revolving Credit Agreement among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Forest Resources, L.P. as borrowers, and the lenders and issuing banks from time to time parties thereto	Incorporated by reference from Exhibit 10.1 of the Registrant’s August 10, 2006 Form 8-K

12	Statement re: computation of ratios	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.3	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC. (Registrant)

BY:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Senior Vice President and
Chief Accounting Officer

October 26, 2006