Form 10-K
period 2006-12-31
RAYONIER INC
filed 2007-02-27
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-6780

RAYONIER INC.

Incorporated in the State of North Carolina

I.R.S. Employer Identification No. 13-2607329

50 NORTH LAURA STREET,

JACKSONVILLE, FL 32202

(Principal Executive Office)

Telephone Number: (904) 357-9100

Securities registered pursuant to Section 12(b) of the Exchange Act,

all of which are registered on the New York Stock Exchange:

Common Shares

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒         NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.         YES ☐         NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.         YES ☒         NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        YES ☐         NO ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2006 was $2,823,845,652 based on the closing sale price as reported on the New York Stock Exchange.

As of February 19, 2007, there were outstanding 77,240,771 Common Shares of the registrant.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2007 annual meeting of the shareholders of the registrant scheduled to be held May 17, 2007, are incorporated by reference in Part III hereof.

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

i

INDEX TO FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	F-1

Reports of Independent Registered Public Accounting Firm	F-2 - F-3

Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2006	F-4

Consolidated Balance Sheets at December 31, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2006	F-6

Notes to Consolidated Financial Statements	F-7 - F-42

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts	F-43

All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F-44

Exhibit Index

ii

PART I

When we refer to “we”, “us”, “our”, “the Company”, or “Rayonier”, we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this Report.

Except for historical information, the statements made in this Annual Report on Form 10-K are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements, which may include statements regarding anticipated earnings, revenues, volumes, pricing, costs and other statements relating to Rayonier’s financial and operational performance and business strategies, in some cases are identified by the use of words such as “may”, “will”, “should”, “expect”, “estimate”, “believe”, “anticipate” and other similar language. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements contained in this release; changes in global market trends and world events; interest rate and currency movements; changes in key management personnel; fluctuations in demand for, or supply of, cellulose specialty products, absorbent materials, timber, wood products or real estate and entry of new competitors into these markets; adverse weather conditions affecting products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the entry into or closing of real estate sale transactions; changes in law, policy or political environment that might condition, limit or restrict the development of real estate; the ability of the company to identify and complete timberland and higher-value real estate acquisitions; the company’s ability to continue to qualify as a REIT; the ability of the company to complete tax-efficient exchanges of real estate; and implementation or revision of governmental policies, laws and regulations affecting the environment, endangered species, timber harvesting, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see Item 1A-Risk Factors. Rayonier assumes no obligation to update these statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports to the SEC.

Item 1.	BUSINESS

General

We are a leading international forest products company primarily engaged in activities associated with timberland management, the sale and development of real estate, and the production and sale of high value specialty cellulose fibers. We own, lease or manage approximately 2.7 million acres of timberland and real estate located in the United States, New Zealand and Australia. We believe that Rayonier is the fifth largest private timberland owner in the U.S. Included in this property is over 200,000 acres of high value real estate located primarily along the coastal corridor from Savannah, Georgia to Daytona Beach, Florida. We often refer to this as the “coastal corridor.” We also own and operate two specialty cellulose mills in the United States. Our corporate strategy is to pursue strategic growth opportunities in our Timber segment, further develop the Real Estate segment, and strengthen our position as a premier worldwide supplier of high value specialty cellulose products in the Performance Fibers segment primarily through cost reduction investments and product enhancements. In addition, we manufacture lumber in three sawmills in Georgia and engage in the trading of logs and wood products. For information on sales, operating income and identifiable assets by reportable segment, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 — Segment and Geographical Information.

We originated as the Rainier Pulp & Paper Company founded in Shelton, WA in 1926. In 1937, we became “Rayonier Incorporated,” a public company traded on the New York Stock Exchange (NYSE), until 1968 when we became a wholly-owned subsidiary of ITT Corporation (ITT). On February 28, 1994, Rayonier again became an independent public company after ITT distributed all of Rayonier’s Common Shares to ITT stockholders. Our shares are publicly traded on the NYSE under the symbol RYN. We are a North Carolina corporation with executive offices located at 50 North Laura Street, Jacksonville, FL 32202. Our telephone number is (904) 357-9100.

Effective January 1, 2004, we restructured the Company as a real estate investment trust (REIT). Under this structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. However, we are subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property by our REIT during the first ten years following our election to be taxed as a REIT. Our principal businesses are conducted through two entities. Our U.S. timber operations are conducted by a wholly-owned REIT subsidiary, Rayonier Forest Resources, L.P. (RFR). Our non REIT-qualifying operations, which continue to pay corporate-level tax on earnings, are held under our wholly-owned taxable subsidiary, Rayonier TRS Holdings Inc. (TRS). These operations include our Performance Fibers, Wood Products and trading businesses, as well as the sale and development of high value real estate (referred to as higher and better use, or “HBU properties”).

A significant portion of our acreage has become, or is emerging as, more valuable for development, recreational or conservation purposes than for growing timber. To maximize the value of these properties, we expanded our focus from sales of medium and large tracts of land to include more value-added activities such as seeking entitlements in participation with other developers. Our real estate operations are considered a separate operating and reportable business segment.

In 2006, we acquired 228,000 acres of timberland in six states for an aggregate $272 million, which increased our geographic footprint and species mix.

In 2005, we entered into a joint venture (JV) with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management, under which the JV purchased approximately 354,000 acres of New Zealand timberlands, including 118,000 acres from Rayonier. Our initial investment of approximately $122 million, representing a 49.7 percent equity interest, was made primarily by our REIT. In June 2006, AMP Capital Investors Limited, a subsidiary of the Australian corporation AMP Limited, purchased a total interest in the JV of 35 percent, of which 9.7 percent was from Rayonier and the remainder from RREEF, thereby reducing our investment in the JV from 49.7 percent to 40 percent. The JV’s timber harvest operations are subject to New Zealand income taxes; however, they are REIT-qualifying and therefore we will generally not be required to pay U.S. federal income taxes on our equity earnings. In addition to having an equity investment in the JV, we manage its timberlands for which we receive a management fee.

Timber

Our Timber segment owns, leases or manages approximately 2.6 million acres of timberlands, sells standing timber (primarily at auction to third parties) and delivered logs. See chart in Item 2 – Properties for additional information.

Timberland purchases in 2006 expanded our Southern U.S. timberland holdings to 1.7 million acres in Georgia, Florida, Alabama, Oklahoma, Arkansas, Texas and Louisiana. Their proximity to pulp, paper and wood products facilities results in significant demand for our timber. Approximately 50 percent of the timber harvest represents high-value timber sold primarily to lumber and plywood mills. The balance is used for making pulp, paper, and oriented strand board. Softwoods are the predominant species on our Southern U.S. timberlands and include loblolly and slash pine. Hardwoods on our Southern U.S. timberlands include red oak, sweet gum, black gum, red maple, cypress, green ash, and black cherry.

In 2006, we also acquired approximately 75,000 acres of timberland in New York State, located within the boundaries of the Adirondack State Park. The timber on this property is predominantly (90 percent) hardwood, including high-value black cherry, sugar maple sawtimber and a variety of other species. Spruce, fir and hemlock are the predominant softwood species on the property which are intermingled with the hardwood trees.

Our Northwestern U.S. timberlands are approximately 370,000 acres of primarily softwood second growth timber on the Olympic Peninsula in Western Washington State with approximately 60 percent hemlock and the remainder Douglas fir, western red cedar and spruce. Our hardwood timber stands consist principally of red alder and maple.

On June 30, 2006, we reduced the investment in our New Zealand JV from 49.7 percent to 40 percent. In addition to the New Zealand JV, our New Zealand subsidiary also manages a 114,000 acre 50/50 softwood joint venture estate in Tasmania, Australia owned by Forestry Tasmania and GMO, a U.S. based Timber Investment Management Organization (TIMO).

We use advanced forest management practices to maximize the value of our timberlands. The average rotation (harvest) age for timber from the Southern U.S. (primarily Southern pine), is between 21 to 24 years. Our Southern U.S. timber is primarily a mix of sawtimber and pulpwood with a higher concentration of sawtimber due to the 2006 timberland acquisitions. The average harvest age for timber from the Northwestern U.S. (primarily hemlock and Douglas fir) is 50 years with a target age of 40 years. Timber in the Northwest is primarily sawtimber. The average harvest age for the New York timberlands is estimated to be between 60 to 80 years and is comprised of both pulpwood and sawtimber.

We manage timberlands in conformity with the requirements of the Sustainable Forestry Initiative® (SFI) program. A key to success is the application of our extensive stand level silvicultural expertise for species selection, soil preparation, fertilization, herbaceous weed control, pruning of selected species, and careful timing of the harvest, all of which are designed to maximize value while complying with environmental requirements. Through such practices, we have increased volume per acre of managed timber available for harvest from our Southern U.S. timberlands which has been a primary factor behind an increasing pine harvest trend over the past 15 years.

Below is a table that sets forth timberland acres (in thousands) as of December 31, 2006, by region and by timber classification. Non-Forest acres include those acres unavailable for commercial timberland use and are primarily comprised of roads, regulatory restricted riparian management zones and wetlands.

Location	Softwood Plantations	Hardwood Lands	Non-Forest	Total
Southern U.S.*	1,152	492	49	1,693
Northwest U.S.	283	—	87	370
New Zealand **	346	5	—	351
Australia ***	114	—	—	114
New York	—	68	7	75

Total	1,895	565	143	2,603

*	Excludes approximately 38 thousand leased acres that are held for sale at December 31, 2006.
**	Acres under Rayonier management, owned and leased by the New Zealand JV.
***	Acres under Rayonier management.

Softwood merchantable timber inventory is an estimate of timber volume based on the earliest economically harvestable age. Hardwood inventory is an estimate of timber volume available for harvest. Estimates are based on an inventory system that continually involves periodic statistical sampling. Adjustments are made on the basis of growth estimates, harvest information, environmental restrictions and market conditions. Timber located in swamplands, restricted or environmentally sensitive areas is not included in the merchantable inventory shown below.

Effective January 1, 2007, Rayonier’s Northwest timber business unit decreased the age at which it moves timber into its merchantable timber pool from 41 to 35 years. This change added 338 million board feet (36 percent) of timber to the merchantable pool. The anticipated impact of this change on 2007 depletion expense is an increase of $0.5 million.

The following table sets forth the estimated volumes of merchantable timber by location and type, as of December 31, 2006:

Location	Softwood	Hardwood	Total*	Equivalent total, in thousands of short green tons	%
Southern, in thousands of short green tons	33,490	19,229	52,719	52,719	80
Northwest, in millions of board feet	1,200	89	1,289	9,281	14
New York, in thousands of short green tons	369	3,340	3,709	3,709	6

				65,709	100

*	Excludes merchantable standing timber on acres held for sale as of December 31, 2006.

Real Estate

Our HBU real estate holdings are primarily in the Southern U.S. We segregate these real estate holdings into two groups: development and rural properties. Development properties are predominantly located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL, while the rural properties essentially include the balance of our ownership in the South. Our real estate holdings in the Northwest comprise the Other category in the following table.

In 2006, TerraPointe LLC (TerraPointe), our real estate development subsidiary closed two “participation” transactions implementing our strategy to increase value by partnering with developers and participating in the downstream revenues of property development. For the first transaction, the Company received $10 million in cash at closing and has the option to receive $17.5 million when the property is entitled, or at that time, to convert the balance ($17.5 million) to a participation arrangement where Rayonier would receive a percentage of gross revenue from the sales of home lots. The second transaction was for $28.3 million, of which $22.6 million was received at closing and the remaining $5.7 million will be earned when the purchaser builds and sells homes to third parties. Both of these transactions involved approximately 2,000 acres in North Florida and were with southeastern U.S. developers.

Sales for the three years ended December 31, 2006, are summarized in the following table:

	2006		2005		2004
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Development	9,377	$7,713	6,036	$6,943	4,786	$5,110
Rural	16,099	$2,297	23,587	$1,797	29,282	$2,278
Other	775	$3,510	403	$3,805	1,838	$2,661

Total Acres Sold	26,251		30,026		35,906

Performance Fibers

We are a leading manufacturer of high value specialty cellulose fibers with production facilities in Jesup, GA and Fernandina Beach, FL, which have a combined annual capacity of approximately 740,000 metric tons. To meet customers’ needs, these facilities are capable of manufacturing more than 25 different grades of performance fibers. The Jesup facility can produce approximately 590,000 metric tons, or 80 percent of our total capacity and the Fernandina Beach facility can produce approximately 150,000 metric tons, or 20 percent of our total capacity. Sixty-one percent of Performance Fibers sales are exported, primarily to customers in Asia, Europe and Latin America. Eighty-nine percent of Performance Fibers sales are made directly by Rayonier personnel, with the remainder through independent sales agents. In July 2006, we entered into long-term contracts with the world’s largest manufacturers of acetate-based products and other key customers that extend into 2011 and represent nearly 80 percent of our high value cellulose specialties production.

This segment includes two major product lines — Cellulose Specialties and Absorbent Materials.

Cellulose Specialties — We are one of the world’s leading producers of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form to produce cellulose acetate and ethers that create high value, technologically demanding products. Our products are used in a wide variety of end uses such as: acetate textile fibers, cigarette filters, rigid packaging, liquid crystal display (LCD) screens, photographic film, impact-resistant plastics, high-tenacity rayon yarn for tires and industrial hoses, pharmaceuticals, cosmetics, detergents, food casings, food products, thickeners for oil well-drilling muds, lacquers, paints, printing inks, and explosives. In addition, cellulose specialties include high value specialty paper applications used for decorative laminates, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry.

Absorbent Materials — We are a producer of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

Wood Products

Our Wood Products business segment manufactures and sells dimension lumber. We operate three lumber manufacturing facilities in the U.S. that produce Southern pine lumber, which is generally used for residential and industrial construction. Located in Baxley, Swainsboro and Eatonton, GA, the mills have a combined annual capacity of approximately 390 million board feet of lumber and 750,000 tons of wood chips. Lumber sales are primarily made by Rayonier personnel to customers in the Southeastern U.S. Approximately 75 percent of our lumber mills’ wood chip production is sold at market prices to our Jesup, GA performance fibers facility. In 2006, these purchases represented approximately 16 percent of that facility’s total wood consumption.

On August 28, 2005, we completed the sale of our MDF business to Dongwha Hong Kong International Limited for approximately $40 million. As a result, the Wood Products segment has been restated to exclude the operations and assets of MDF in all periods presented.

Other

The primary business of our Other segment is trading logs, lumber and wood panel products. We operate domestic and export log trading businesses in the Northwest U.S., New Zealand and Chile. All of the sales from our Northwest U.S. and New Zealand log trading operations are sourced externally. Our Chilean log trading activity includes domestic purchases and sales. We also purchase and trade lumber and wood products in both domestic and export markets. The Other segment has historically included royalty income from coal mining activity on our timberlands in Lewis County, Washington. In 2006, the amount of royalty income included in this segment totaled $3.0 million. Effective November 2006, TransAlta, the third party operator of the mine, ceased their operations in Lewis County; therefore, future periods will not include royalty income.

Discontinued Operations and Dispositions

Discontinued operations include our MDF business sold in 2005. The Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows and the related Notes have been reclassified to present the results of these operations as discontinued operations.

Dispositions and other discontinued operations include our Port Angeles, WA performance fibers mill that was closed in 1997; our wholly-owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations other than environmental remediation activities in 1989; our Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. See Note 15 — Reserves for Dispositions and Discontinued Operations for additional information.

Foreign Sales and Operations

Sales by geographical destination for the three years ended December 31, 2006 were as follows (in millions):

	Sales by Destination
	2006	%	2005	%	2004	%
United States	$777	63	$739	63	$736	63
Europe	167	14	161	14	134	11
Japan	88	7	72	6	80	7
China	79	6	61	5	66	6
Other Asia	37	3	52	4	54	5
Latin America	30	2	37	3	31	3
New Zealand	21	2	30	2	30	2
Canada	12	1	20	2	20	2
All other	19	2	9	1	12	1

	$1,230	100	$1,181	100	$1,163	100

A large majority of sales to foreign countries are denominated in U.S. dollars. Sales from non-U.S. operations comprised approximately 4 percent of total 2006 sales. See Note 3 — Segment and Geographical Information for additional information.

Intellectual Property

We own numerous patents, trade secrets and know-how, particularly relating to our Performance Fibers business. We intend to continue to take such steps as are necessary to protect our products and processes, including filing patent applications for future inventions that are deemed important to our business operations. Our U.S. patents have a duration of 20 years from the date of filing.

Competition

Our timberlands are located in three major timber-growing regions (the Northwest, Northeast and Southern U.S.), where timber markets are fragmented. In the Northwest, The Campbell Group, Hancock Timber Resource Group, Green Diamond Resource Company, Weyerhaeuser, Longview Fibre, Port Blakely Tree Farms, and Washington State (Department of Natural Resources) are significant competitive suppliers. Other competition in the Northwest arises from log imports from Canada. In the Southern region, we compete with Plum Creek Timber Company, Weyerhaeuser, TIMOs such as Timberstar and Resource Management Services, who purchased large portions of the timberland sold by International Paper in 2006, and many small, non-industrial land owners. In all markets, price is the principal method of competition.

In Performance Fibers, we market high purity, specialty cellulose fibers worldwide against strong competition from domestic and foreign producers. Major competitors include Buckeye Technologies Inc., Borregaard, and Sappi Saiccor. Pricing, product performance, and technical service are principal methods of competition. During 2005, Sappi Saiccor announced a 200,000 ton per year expansion at one of its cellulose specialty pulp mills in South Africa, and Sateri International announced construction of a 360,000 ton per year cellulose specialty pulp mill in Bahia, Brazil. The status of these projects is currently unclear, although it is possible that one or both of them could be producing product in 2007. In May 2006, Neucel Specialty Cellulose Ltd. restarted a 160,000 ton cellulose specialty mill located in Port Alice, British Columbia. In September 2006, Weyerhauser closed its 155,000 metric ton cellulose specialty pulp mill located in Cosmopolis, Washington; however, in January 2007 they announced a potential sale of the mill to private investors which, if consummated, could return the mill to cellulose specialty production. The aggregate impact of facility closures and potential new market capacity is not expected to adversely affect the results of our Performance Fibers segment in 2007; however, it is likely that these market dynamics will impact our business in 2008 and beyond.

Our Wood Products business competes with a number of lumber producers throughout the U.S. and Canada, but particularly with sawmills throughout Georgia and Florida. Our lumber business represents less than one-half of one percent of North American capacity.

Customers

In 2006, a group of customers under the common control of Eastman Chemical Company and its affiliates represented approximately 20 percent of the Performance Fibers segment’s sales and 11 percent of our consolidated sales. Another customer of the Performance Fibers segment comprised 12 percent of the segment’s sales. In the Wood Products segment, one customer comprised 11 percent of segment sales and in the Trading segment, 18 percent of its sales were to a single customer. The loss of any of these customers could have a material adverse effect on these segments’ results of operations.

Backlogged Orders

We do not consider backlog to be a significant indicator of the level of future Performance Fibers sales. We manufacture our products based on existing orders as well as projections of future orders. Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered an indicator of our ability to achieve any particular level of revenue.

Seasonality

Our Timber segment sales are generally lower in the third quarter due to greater availability of non-Rayonier timber during the drier summer harvesting period, particularly in the Northwestern U.S. Our Wood Products segment may experience higher seasonal demand in the second quarter primarily due to increased new housing construction. Our Performance Fibers and Real Estate segments’ results are normally not impacted by seasonal changes.

Environmental Matters

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Note 16 — Contingencies.

Raw Materials

The manufacture of our performance fibers products and lumber requires significant amounts of wood. Timber harvesting can be restricted by adverse weather conditions, legal challenges and pressure from various environmental groups. The supply of timber is directly affected by price and demand fluctuations in wood products and in pulp and paper markets.

In 2006, hardwood pricing decreased modestly from 2005 levels, primarily due to ample supply caused by favorable weather conditions. Our Performance Fibers and lumber mills obtain their logs through open market purchases made by our wood procurement organization, which negotiates prices and volumes with independent third party suppliers who deliver to our facilities. In some cases, third party logging contractors may have purchased timber cutting rights from our timberlands in Georgia and Florida (generally through a sealed bid process).

Performance Fibers manufacturing also requires significant amounts of fuel oil and natural gas. These raw materials are subject to significant changes in prices and availability, which could adversely impact our future operating results. With the recent surge in energy prices, we initiated a number of capital projects to reduce fossil fuel consumption, including a recently completed power boiler replacement which is expected to consume primarily wood waste and will significantly reduce oil usage. We continually pursue reductions in usage and costs of other key raw materials, supplies and contract services at our Performance Fibers and lumber mills and do not foresee any material constraints in the near term from pricing or availability.

Research and Development

In Jesup, GA, at our research and development facility, our research and development efforts are directed primarily at further developing existing core products and technologies, improving the quality of cellulose fiber grades, absorbent materials and related products, improving manufacturing efficiency and environmental controls, and reducing fossil fuel consumption.

The research and development activities of our timber operations include genetic tree improvement and applied silvicultural programs to identify management practices that will improve financial returns from our timber assets.

Our research and development expenditures were approximately $6 million in both 2006 and 2005, and $7 million in 2004.

Employee Relations

We currently employ approximately 2,000 people, of whom approximately 1,900 are in the United States. Approximately 900 of our hourly Performance Fibers employees are covered by labor contracts. The majority of our hourly employees are represented by one of several labor unions. We believe relations with our employees are satisfactory.

In August and December 2001, labor agreements covering approximately 660 hourly employees at our Jesup mill were extended through June 30, 2008. In December of 2005, two labor unions representing approximately 220 hourly employees at our Fernandina mill approved a four-year contract, which expires on April 30, 2010. There were no changes to our labor contracts in 2006.

Sustainable Forestry

While it is our objective to maximize future wood supply through forest management programs that increase timberland productivity, we have a longstanding commitment to meet the highest levels of forest stewardship and to promote sustainable forestry practices throughout the industry. As a member of the American Forest and Paper Association, we subscribe to the SFI program, a comprehensive system of environmental principles, objectives and performance measures that combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Most of our U.S. timberlands and wood procurement practices have been audited and certified by an independent third party under the SFI program. The recently purchased properties in Texas, Louisiana, Oklahoma, Arkansas, Alabama and New York have been managed to be compliant with SFI standards by the prior owners, but were not audited or certified under the SFI program. It is our intent, and efforts are currently underway, to have these properties audited and certified by an independent third party under the SFI program by the end of 2007. The independent certification verifies that we meet strict requirements for growing and harvesting trees in an environmentally responsible manner that protects natural resources, renews forests, creates biological diversity, and enhances wildlife protection. In addition, our New Zealand JV participates in various environmental initiatives such as the Forest Owners Association, the New Zealand Forest Accord and the Forest Stewardship Council.

Availability of Reports and Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 14 of the Securities Exchange Act of 1934 are made available to the public free of charge in the Investor Relations section of our website (www.rayonier.com), shortly after we electronically file such material with, or furnish them to, the SEC. Our corporate governance guidelines and charters of all Committees of our Board of Directors are also available on our website. These documents are also available in print, free of charge, to any investor upon request to: Investor Relations Department, Rayonier Inc., 50 North Laura Street, Jacksonville, Florida 32202.

Item 1A.	RISK FACTORS

Our operations are subject to a number of risks, including those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this report. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.

Business and Operating Risks

The cyclical nature of our businesses could adversely affect our results of operations.

Our financial performance is affected by the cyclical nature of the forest products and real estate industries. The markets for timber, real estate, performance fibers and wood products are influenced by a variety of factors beyond our control. For example, the demand for real estate can be affected by changes in interest rates, local economic conditions, population growth and demographics. The demand for sawtimber is primarily affected by the level of new residential and commercial construction activity. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices.

The forest products and real estate industries are highly competitive.

Many of our competitors in the forest products businesses have substantially greater financial and operating resources and own more timberlands than we do. Some of our forest products competitors may also be lower-cost producers in some of the businesses in which we operate. In addition, wood products are subject to significant competition from a variety of non-wood and engineered wood products. We are also subject to competition from various forest products, including logs, imported from foreign countries to the United States as well as to the export markets served by us. To the extent there is a significant increase in competitive pressures from substitute products or other domestic or foreign suppliers, our business could be substantially adversely affected. With respect to our real estate business, we are continuing the transition from a bulk land seller to engaging in value-added real estate development activities, including obtaining entitlements and entering into joint venture, participation and other development-related arrangements. Many of our competitors in this segment have greater experience in real estate development than we do.

Changes in energy and raw materials prices could impact our operating results and financial condition.

Energy and raw material costs, such as oil, natural gas, wood, and chemicals are a significant operating expense, particularly for the Performance Fibers and Wood Products businesses. The prices of raw materials and energy can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control such as changing economic conditions, political unrest and instability in energy-producing nations, and supply and demand considerations. For example, oil and natural gas costs have increased substantially in recent years and we have experienced, at times, a limited availability of hardwood which has resulted in increased production costs for some Performance Fibers products. Increases in production costs could have a material adverse effect on our business, financial condition and results of operations.

Changes in global market trends and world events could impact customer demand.

The global reach of our business, particularly the Performance Fibers business and our interest in the New Zealand JV, causes us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in the U.S. Adverse changes in the following factors, among others, could have a negative impact on our business and results of operations:

•	effects of exposure to currencies other than the United States dollar;

•	regulatory, social, political, labor or economic conditions in a specific country or region; and

•

trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, and import and export licensing requirements.

Our businesses are subject to extensive environmental laws and regulations that may restrict or adversely impact our ability to conduct our business.

If regulatory and environmental permits are delayed, restricted or rejected, a variety of operations could be delayed or restricted. In connection with a variety of operations on our properties, we are required to seek permission from agencies in the states and countries in which we operate to perform certain activities. Any of these agencies could delay review of, or reject, any of our filings. In our Timber business, any delay associated with a filing could result in a delay or restriction in replanting, thinning, insect control, fire control or harvesting, any of which could have an adverse effect on our operating results. For example, in Washington State, we are required to file a Forest Practice Application for each unit of timberland to be harvested. These applications may be denied, conditioned or restricted by the regulatory agency or appealed by other parties, including citizen groups. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results. In our Performance Fibers and Wood Products businesses, many modifications and capital projects at our manufacturing facilities require an environmental permit, or an amendment to an existing permit. Delays in obtaining these permits could have an adverse effect on our results of operations.

Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states and countries where we own, lease or manage timberlands, and operate mills. For example, in Washington State, environmental groups and interested individuals may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. These and other challenges could materially delay or prevent operations on our properties. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits or implementing capital improvements or our operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands. Among the remedies that could be enforced in a lawsuit is a judgment preventing or restricting harvesting on a portion of our timberlands, or adversely affecting the projected operating benefits or cost of capital projects at our mills.

The impact of existing regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. The threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the area subject to restriction will vary depending on the protected species at issue, the time of year and other factors, but can range from less than one to several thousand acres. A number of species that naturally live on or near our timberlands, including the northern spotted owl, marbled murrelet, bald eagle, several species of salmon and trout in the Northwest, and the red cockaded woodpecker, bald eagle, wood stork, red hill salamander, and flatwoods salamander in the Southeast, are protected under the Federal Endangered Species Act or similar state laws. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if regulations become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.

Our manufacturing operations, and in particular our Performance Fibers and Wood Products mills, are subject to stringent environmental laws and regulations concerning air emissions, wastewater discharge, water usage and waste handling and disposal. Many of our operations are subject to stringent environmental laws and regulations and permits which contain conditions that govern how we operate our facilities and, in many cases, how much product we can produce. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. It is expected that, overall, these costs will likely increase over time as environmental laws, regulations and permit conditions become more stringent, and as the expectations of the communities in which we operate become more demanding.

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

Environmental laws and regulations are constantly changing, and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, operate our manufacturing facilities and/or develop real estate. These laws and regulations may relate to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics, protection and restoration of natural resources, air and water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased markedly and the enforcement of these laws and regulations has intensified. We believe that these laws and regulations will continue to become more restrictive and over time could adversely affect our operating results.

Development of real estate entails a lengthy, uncertain and costly approval process.

Development of real estate entails extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require various approvals, permits and consents from federal, state and local governing and regulatory bodies. For example, in Florida, real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land use and development regulations. In addition, in Florida, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact (DRI) application. Compliance with the Growth Management Act, local land development regulations and the DRI process is usually lengthy and costly and significant conditions can be imposed on a developer with respect to a particular project. In addition, development of properties containing delineated wetlands may require one or more permits from the federal government. Any of these issues can materially affect the cost and timing of our real estate development activities.

The real estate development and entitlement process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure the necessary approvals and permits. A significant amount of our development property is located in counties in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, infrastructure and funding for same, and the requirements of state law, especially in the case of Florida under the Growth Management Act and DRI process.

Other issues affecting real estate development include the availability of potable water for new development projects. For example, in Georgia, the Legislature recently enacted the Comprehensive Statewide Watershed Management Planning Act (the “Watershed Management Act”), which, among other things, created a governmental entity called the Georgia Water Council which is charged with preparing a comprehensive water management plan for the state and presenting it to the Georgia Legislature for adoption no later than 2008. It is unclear at this time what this plan will provide or how it will affect the cost and timing of real estate development along the I-95 coastal corridor in southern Georgia, where the Company has significant real estate holdings.

Changes in the interpretation or enforcement of these laws, the enactment of new laws regarding the use and development of real estate, changes in the political composition of state and local governmental bodies, and the identification of new facts regarding our properties could lead to new or greater costs, delays and liabilities that could materially adversely affect our business, profitability or financial condition.

Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.

A number of factors, including changes in demographics, and a slowing of commercial or residential real estate development, particularly along the I-95 coastal corridor in Florida and Georgia, could reduce the demand for such properties and negatively affect our results of operations.

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

We participate in a joint venture in New Zealand, and may enter into other joint venture projects; for example, as part of our real estate development strategy. A joint venture involves potential risks such as:

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

We may be unsuccessful in carrying out, our acquisition strategy.

We intend to pursue acquisitions of strategic timberland and real estate properties. Our timberland and real estate acquisitions may not perform in accordance with our expectations. We anticipate financing any such acquisitions through cash from operations, borrowings under our credit facilities, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. The failure of any acquisitions to perform to our expectations could adversely affect our operating results.

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

We own, lease or manage approximately 2.7 million acres of timberland and real estate located primarily in the United States and New Zealand. Approximately 1.7 million acres are located in Georgia, Florida, Alabama, Arkansas, Louisiana, Texas and Oklahoma. Accordingly, if the level of production from these forests substantially declines, or if the demand for timber in those regions declines, it could have a material adverse effect on our overall production levels and our revenues.

We are dependent upon attracting and retaining key personnel.

We believe that our success depends, to a significant extent, upon our ability to attract and retain key senior management and operations management personnel. Our failure to recruit and retain these key personnel could adversely affect our financial condition or results of operations. Our Chairman, President and Chief Executive Officer, W. Lee Nutter has publicly announced his plan to retire in 2007. Although a search is currently underway for Mr. Nutter’s successor, no assurances can be given to the effect his replacement will have on our results of operations, financial condition, or stock price.

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

As of December 31, 2006, we had $661 million of debt outstanding. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations and Off-Balance Sheet Arrangements for the payment schedule of our long-term debt obligations. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements. Moreover, we have the borrowing capacity to incur significant additional debt and may do so if we enter into one or more strategic, merger, acquisition or other corporate or investment opportunities, or otherwise invest capital in one or more of our businesses. However, failure to generate sufficient cash as our debt becomes due, or to renew credit lines prior to their expiration, may adversely affect our business, financial condition, operating results, and cash flow.

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

If in any taxable year we fail to qualify as a REIT, we will suffer the following negative results:

•	we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income; and

•	we will be subject to federal income tax on our REIT taxable income at regular corporate rates.

In addition, we will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain provisions of the Code. As a result, our net income and the cash available for distribution to our shareholders could be reduced for up to five years or longer.

If we fail to qualify as a REIT, we may need to borrow funds or liquidate some investments or assets to pay the additional tax liability. Accordingly, cash available for distribution to our shareholders would be reduced.

The extent of our use of taxable REIT subsidiaries may affect the price of our common shares relative to the share price of other REITs.

We conduct a portion of our business activities through one or more taxable REIT subsidiaries. Our use of taxable REIT subsidiaries enables us to engage in non-REIT qualifying business activities such as the production and sale of performance fibers and wood products, real estate development, sales and development of HBU property and timberlands (as a dealer) and sales of logs. Taxable REIT subsidiaries are subject to corporate-level tax. Therefore, we pay income taxes on the income generated by our taxable REIT subsidiaries. Under the Code, no more than 20 percent of the value of the gross assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to increase the size of our taxable REIT subsidiaries’ operations. Furthermore, our use of taxable REIT subsidiaries may cause the market to value our common shares differently than the shares of other REITs, which may not use taxable REIT subsidiaries as extensively as we use them.

Lack of shareholder ownership and transfer restrictions in our articles of incorporation may affect our ability to qualify as a REIT.

In order to qualify as a REIT, an entity cannot have five or fewer individuals who own, directly or indirectly after applying attribution of ownership rules, 50 percent or more of its outstanding voting shares during the last six months in each calendar year. Although it is not required by law or the REIT provisions of the Code, almost all REITs have adopted ownership and transfer restrictions in their articles of incorporation or organizational documents which seek to assure compliance with that rule. While we are not in violation of the ownership rules, we do not have, nor do we have any current plans to adopt, share ownership and transfer restrictions. As such, the possibility exists that five or fewer individuals could acquire 50 percent or more of our outstanding voting shares, which could result in our disqualification as a REIT.

We may be limited in our ability to fund distributions using cash generated through our taxable REIT subsidiaries.

The ability for the REIT to receive dividends from taxable REIT subsidiaries is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75 percent of gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of qualifying real estate income and no more than 25 percent of our gross income may consist of dividends from our taxable REIT subsidiaries and other non-qualifying income.

This limitation on our ability to receive dividends from our taxable REIT subsidiaries may impact our ability to fund distributions to stockholders using cash flows from our taxable REIT subsidiaries. The net income of our taxable REIT subsidiaries is not required to be distributed, and income that is not distributed will not be subject to the 90 percent income distribution requirement.

Certain of our business activities are potentially subject to prohibited transactions tax.

As a REIT, we will be subject to a 100 percent tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales of performance fibers and wood products which we produce and sales of logs constitute prohibited transactions. In addition, sales of timberlands or other real estate (as a dealer) and certain development activities relating to real estate could, in certain circumstances, constitute prohibited transactions.

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

We may have adjustments to deferred and contingent tax liabilities.

We will be subject to a federal corporate-level tax at the highest regular corporate rate (currently 35 percent) on any gain recognized from a taxable sale of any asset which we held at January 1, 2004, the effective date of our REIT election, that occurs within ten years of that date. However, we will be subject to such tax only to the extent of the difference between our tax basis and the fair market value of those assets as of January 1, 2004 (the “built-in-gain”). Gain from a taxable sale of those assets occurring more than ten years after January 1, 2004 will not be subject to this corporate-level tax.

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

Generally, REITs are required to distribute 90 percent of their taxable income. However, REITs are required to distribute only their ordinary taxable income and not their net capital gains income. Accordingly, we do not believe that we are required to distribute material amounts of cash since substantially all of our taxable income is treated as capital gains income. Our Board of Directors, in its sole discretion, determines the amount of quarterly dividends to be provided to our stockholders based on consideration of a number of factors. These include, but are not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

We may not be able to complete desired like-kind exchange transactions for timberlands and real estate we sell.

When we sell timberlands and real estate, we generally seek to match these sales with the acquisition of suitable replacement real estate. This allows us to claim “like-kind exchange” treatment for these transactions under section 1031 and related regulations of the Code. This matching of sales and purchases provides us with significant tax benefits, most importantly the deferral of any gain on the property sold until ultimate disposition of the replacement property. For example, we frequently utilize like-kind exchanges to transfer HBU properties from RFR to TerraPointe. While we attempt to complete like-kind exchanges wherever practical, we will not be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms, inability to complete a qualifying like-kind exchange transaction within the timeframes required by the Code and if we incorrectly identify real estate as property not held for sale to customers in the ordinary course of business or which subsequently becomes real estate held for sale to customers in the ordinary course of business. The inability to obtain like-kind exchange treatment would result in the payment of taxes with respect to the property sold, and a corresponding reduction in earnings and cash available for distribution to shareholders as dividends.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table details the significant properties we own, lease, or manage by reportable segment:

Segment	Location	Total Acres	Fee-Owned Acres	Long-Term Leased Acres	Managed Acres
Timber	Southern U.S.	1,693,077	1,445,654	247,423	—
	Northwest U.S.	370,446	370,446	—	—
	New Zealand *	350,938	—	—	350,938
	Australia **	113,793	—	—	113,793
	New York	75,133	75,133	—	—

Total Timber Acres		2,603,387	1,891,233	247,423	464,731
Real Estate	Southeast U.S.	40,090	40,090	—	—
Leased Timberlands-Held For Sale		37,725	—	37,725	—

Total Timberland and Real Estate Acres		2,681,202	1,931,323	285,148	464,731

		Capacity/Function	Owned/Leased
Performance Fibers	Jesup, Georgia	590,000 metric tons of pulp	Owned
	Fernandina Beach, Florida	150,000 metric tons of pulp	Owned
	Jesup, Georgia	Research Facility	Owned

Wood Products***	Baxley, Georgia	180 million board feet of lumber	Owned
	Swainsboro, Georgia	120 million board feet of lumber	Owned
	Eatonton, Georgia	90 million board feet of lumber	Owned

Corporate and Other	Jacksonville, FL	Corporate Headquarters	Leased

*	Acres under Rayonier management, owned by the New Zealand JV (Rayonier owns a 40 percent interest).
**	Acres under Rayonier management.
***	These locations also have a combined annual capacity of approximately 750,000 tons of wood chips for pulp and paper manufacturing.

Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. During 2006, our manufacturing facilities generally produced at planned capacity levels and there were no unplanned material idle times.

We also own a wood fiber facility in Jarratt, Virginia which has an annual capacity of 250,000 short green tons of chips. In January 2007, we purchased wood fiber facilities in Eastman, GA, Barnesville, GA and Offerman, GA, with the capacity to produce 2.3 million short green tons of wood chips.

In addition, our wholly-owned subsidiary, SWP, which ceased operations in 1989 except for environmental remedial activities, owns 864 acres of land.

Item 3.	LEGAL PROCEEDINGS

We are engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 15 — Reserves for Dispositions and Discontinued Operations and Note 16 — Contingencies.

The Company has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While we have procured reasonable and customary insurance covering risks normally occurring in connection with our businesses, we have in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers compensation, property insurance, and general liability. In our opinion, these other lawsuits and claims, either individually or in the aggregate, are not expected to have a material effect on our financial position, results of operations, or cash flow.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 2006.

Item 4A.	EXECUTIVE OFFICERS OF RAYONIER

W. Lee Nutter, 63, Chairman, President and Chief Executive Officer—Mr. Nutter joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President, Timber and Wood in 1984, Vice President, Forest Products in 1985, Senior Vice President, Operations in 1986 and Executive Vice President in 1987. He was elected President and Chief

Operating Officer and a director of Rayonier in 1996 and to his current position effective January 1999. Mr. Nutter serves on the Board of Directors of Republic Services, Inc. and the J. M. Huber Corporation, a privately-held diversified supplier of engineered materials, natural resources and technology services. Mr. Nutter also serves on the Board of Directors of the National Council for Air and Stream Improvement and the American Forest and Paper Association. He is also a member of the North Florida Regional Board of SunTrust Bank. Mr. Nutter holds a B.A. in Business Administration from the University of Washington and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Paul G. Boynton, 42, Senior Vice President, Performance Fibers—Mr. Boynton joined Rayonier in 1999 as Director, Specialty Pulp Marketing and Sales. He was elected Vice President, Performance Fibers Marketing and Sales in October 1999, Vice President, Performance Fibers in January 2002, and to his current position effective July 2002. Prior to joining Rayonier, he held positions with 3M Corporation from 1990 to 1999, most recently as Global Brand Manager, 3M Home Care Division (global manufacturer and marketer of cleaning tool products). He holds a B.S. in mechanical engineering from Iowa State University, an M.B.A. from the University of Iowa, and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Timothy H. Brannon, 59, Senior Vice President, Forest Resources and Wood Products—Mr. Brannon joined Rayonier in 1972 at its Southern Wood Piedmont subsidiary (SWP). He was named Vice President and Chief Operating Officer of SWP in 1983 and President in 1992. Mr. Brannon was elected Rayonier’s Vice President and Director, Performance Fibers Marketing and Sales in 1994, Vice President, Asia Pacific and Managing Director, Rayonier New Zealand in 1998 and to his current position effective March 2002. He holds a B.A. in psychology from Tulane University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

W. Edwin Frazier, III, 49, Senior Vice President, Administration and Corporate Secretary—Mr. Frazier was promoted to his current position in July 2004. He joined Rayonier in 1999 as Assistant General Counsel, was promoted to Associate General Counsel in 2000 and elected Corporate Secretary in 2001. Mr. Frazier was named Vice President Governance and Corporate Secretary in 2003. From 1991 to 1999, Mr. Frazier was with the legal department of Georgia-Pacific Corporation (a global manufacturer and marketer of tissue, packaging, paper, building products and related chemicals), last serving as Chief Counsel – Corporate. Prior to that, he practiced corporate law with Troutman Sanders in Atlanta. Mr. Frazier holds a B.S. in Business Administration from the University of Tennessee, a J.D. from Emory University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Hans E. Vanden Noort, 48, Senior Vice President and Chief Accounting Officer—Mr. Vanden Noort joined Rayonier as Corporate Controller in 2001, and was elected to his current position in August 2005. Prior to joining Rayonier, he held a number of senior management positions with Baker Process, a division of Baker Hughes, Inc. (manufacturer of oilfield service equipment and supplies), most recently as Vice President of Finance and Administration. Prior to that, he was with the public accounting firm of Ernst & Young. Mr. Vanden Noort holds a B.B.A. in accounting from the University of Cincinnati, an M.B.A. from the University of Michigan and is a Certified Public Accountant.

Carl E. Kraus, 59, Senior Vice President, Finance and Chief Investment Officer of TerraPointe LLC—Mr. Kraus joined Rayonier in 2005, and was elected to his current position in October 2005. Prior to joining Rayonier, he served as Senior Vice President, Chief Financial and Investment Officer and Treasurer of Kramont Realty Trust (a shopping center REIT) from 2002 until it was acquired in 2005 and as Chief Financial Officer for Philips International Realty Corp. (a shopping center REIT) from 1999 to 2002. Mr. Kraus graduated from Temple University and is a Certified Public Accountant.

Michael R. Herman, 44, Vice President, General Counsel and Assistant Secretary—Mr. Herman joined Rayonier in 2003 as Vice President and General Counsel and was elected to his current position in October 2003. Prior to joining Rayonier, he served as Vice President and General Counsel of GenTek Inc. (a publicly-traded global manufacturing conglomerate) and in other positions in GenTek’s legal department from 1992 to August 2003. GenTek Inc. filed a voluntary petition for protection under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court for the District of Delaware in October of 2002, and the Bankruptcy Court approved a plan of reorganization for GenTek in November 2003 which resulted in GenTek’s emergence from bankruptcy. Mr. Herman was previously counsel to IBM’s Integrated Systems Solutions Corporation and an associate with the law firm of Shearman & Sterling. He holds a B.A. in Economics and English from Binghamton University and a J.D. from St. John’s University School of Law.

Charles Margiotta, 54, Senior Vice President, Business Development and President of TerraPointe LLC—Mr. Margiotta joined Rayonier in 1976, was named Managing Director, Rayonier New Zealand in 1992, Vice President, Forest & Wood Products in 1997, Vice President, Corporate Development & Strategic Planning in 1998 and was elected to his current position in May 2005. Mr. Margiotta holds a B.B.A. from Pace University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of our Common Shares; Dividends

The table below reflects the range of market prices of our Common Shares as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which our shares are listed, under the trading symbol RYN. Amounts shown below for 2005 have been restated for the October 17, 2005 three-for-two stock split.

2006	High	Low	Dividends
Fourth Quarter	$42.19	$37.68	$0.47
Third Quarter	$40.78	$36.45	$0.47
Second Quarter	$47.50	$36.15	$0.47
First Quarter	$46.07	$39.70	$0.47

2005
Fourth Quarter	$41.68	$34.00	$0.47
Third Quarter	$38.65	$34.79	$0.41
Second Quarter	$36.67	$32.27	$0.41
First Quarter	$33.97	$29.01	$0.41

For information about covenants in our credit facility that could restrict our ability to pay cash dividends in the future, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Facilities.

On February 27, 2007, the Company announced a first quarter dividend of 47 cents per share payable March 30, 2007, to shareholders of record on March 9, 2007.

There were approximately 11,613 shareholders of record of our Common Shares on February 19, 2007.

Sales of Unregistered Securities

Periodically, we issue shares of our common stock to each of our non-management directors as part of their compensation. These shares are not registered and must be sold in reliance on an exemption from the Securities Act of 1933.

Issuer Repurchases

In 1996, we began a Common Share repurchase program to minimize the dilutive effect on earnings per share of our employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000 and July 2003, our Board of Directors authorized the purchase of additional shares totaling 1.4 million. These shares were authorized separately from the 1.5 percent of outstanding shares anti-dilutive program, neither of which have expiration dates. No shares under these repurchase plans or otherwise were repurchased in 2005 or 2004. Below is a summary of shares authorized for repurchase at December 31, 2006, 2005 and 2004:

	2006	2005	2004
Shares authorized for repurchase	2,444,227	2,066,763	2,052,375

The following table provides information with respect to share repurchases by the Company during the fiscal fourth quarter of 2006.

Fiscal Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006	—		$—	—	—
November 1, 2006 to November 30, 2006	—		$—	—	—
December 1, 2006 to December 31, 2006	818	*	$41.52	—	—

Total	818			—	—

*	The Company awarded 818 shares of restricted stock to a member of its Board of Directors on December 8, 2006.

Stock Performance Graph

This table compares the performance from 2001 – 2006 of Common Shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s 500), and two industry-specific indices (the Standard & Poor’s SuperComposite Paper and Forest Products Index, and the National Association of Real Estate Investment Trusts (“NAREIT”) Equity REIT Index).

The following Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $100 on December 31, 2001 with dividends reinvested

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Rayonier Inc.	$100	$92	$155	$192	$247	$266
S&P 500®	$100	$78	$100	$111	$117	$135
S&P© SuperComposite Paper & Forest Products Index	$100	$86	$118	$131	$126	$133
NAREIT Equity REIT	$100	$104	$142	$187	$210	$284

Item 6.	SELECTED FINANCIAL DATA

The following historical financial data for each of the five years in the period ended December 31, 2006 is derived from, and should be read in conjunction with, our Consolidated Financial Statements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollar amounts in millions, except per share data)
Profitability
Sales(1)	$1,230	$1,181	$1,163	$1,060	$1,080
Operating income before gain on sale of New Zealand timber assets(1)	222	183	173	106	130
Operating income(1)	230	220	173	106	130
Provision for dispositions(2)	—	(3)	—	—	(3)
Income from continuing operations(9)	171	208	160	53	54
Net income	176	183	157	50	54
Income from continuing operations:
Per share — Diluted(3)	2.19	2.68	2.09	0.82	0.85
Per share — Basic(3)	2.23	2.75	2.15	0.84	0.86
Net income
Per share — Diluted(3)	2.26	2.36	2.05	0.77	0.86
Per share — Basic(3)	2.30	2.42	2.11	0.79	0.87

Financial Condition:
Total assets	$1,963	$1,839	$1,944	$1,840	$1,889
Total debt	659	559	659	618	653
Book value	916	892	803	711	710
Book value — per share(3)	11.91	11.72	10.72	9.67	11.38

Cash Flow:
Cash provided by operating activities	$307	$254	$292	$201	$246
Cash used for investing activities	(385)	(24)	(179)	(90)	(76)
Cash used for financing activities	(30)	(216)	(52)	(115)	(242)
Capital expenditures, net	105	85	88	84	77
Purchase of timberlands and real estate	299	24	89	—	—
Depreciation, depletion and amortization	136	147	146	151	158
Cash dividends paid(4)	144	129	111	105	40

Non-GAAP Financial Measures:(5)
EBITDA(6)	$366	$378	$319	$259	$294
Adjusted cash available for distribution(7)	175	165	132	104	82
Debt to EBITDA	1.8 to 1	1.5 to 1	2.1 to 1	2.4 to 1	2.2 to 1

Performance Ratios(%):
Operating income to sales	19	19	15	10	12
Return on equity(8)	19	25	21	7	8
Return on capital(8)	11	14	11	4	4
Debt to capital	42	39	45	47	48

Other:
Timberland and real estate acres — owned, leased, or managed, in thousands of acres	2,681	2,473	2,155	2,107	2,151
Dividends paid — per share	$1.88	$1.71	$1.49	$5.62	$0.64

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Data:
Timber
Timber sales volume
Northwest U.S. — in millions of board feet	274	263	285	225	252
Southeast U.S. — in thousands of short green tons	4,740	4,832	4,291	4,524	4,881
New Zealand — in thousands of metric tons*	N/A	464	646	632	805

Real Estate — acres sold	26,251	30,026	35,906	40,595	44,256
Performance Fibers
Sales volume (thousands of metric tons)
Cellulose Specialties	474	470	453	435	435
Absorbent Materials	272	276	266	273	271
Production as a percent of capacity	101%	100%	99%	97%	99%

Wood Products
Lumber sales volume — in millions of board feet	350	351	347	310	325

Geographical Data (Non-U.S.)
Sales
New Zealand	$33	$49	$50	$45	$49
Other	15	10	26	12	41

Total	$48	$59	$76	$57	$90

Operating Income (Loss)
New Zealand	$(1)	$1	$5	$7	$9
Other	—	—	—	(1)	2

Total	$(1)	$1	$5	$6	$11

Timber
Sales
Northwest U.S.	$109	$99	$81	$58	$65
Southeast U.S.	88	86	77	75	86
New Zealand *	10	23	28	20	21

Total	$207	$208	$186	$153	$172

Operating Income (Loss)
Northwest U.S.	$60	$55	$42	$27	$44
Southeast U.S.	31	30	24	20	27
New Zealand	(1)	2	6	5	5

Total	$90	$87	$72	$52	$76

EBITDA(10)
Timber	$142.8	$146.9	$128.2	$108.5	$137.5
Real Estate	90.6	68.1	79.7	96.3	61.4
Performance Fibers	152.7	129.9	125.1	77.6	118.1
Wood Products	4.1	23.5	22.3	7.4	(2.8)
Other Operations	1.9	1.6	6.9	0.2	(2.4)
Corporate and other**	(26.6)	7.9	(43.6)	(31.4)	(18.3)

Total	$365.5	$377.9	$318.6	$258.6	$293.5

*	2006 reflects sales through October 4, 2005, prior to the JV formation.
**	Corporate and other includes a $7.8 million gain from partial sale of JV investment (2006) and a $37 million gain from the sale of New Zealand timberlands (2005).

(1)	On August 28, 2005 we sold our MDF business. MDF results have been reclassified to discontinued operations.
(2)	Primarily related to environmental reserves for the closed Port Angeles, WA mill.
(3)	Restated to reflect the October 17, 2005 and June 12, 2003 three-for-two stock splits.
(4)

2003 includes regular dividends of $44 million and a special cash dividend of $61 million that was made as part of a required accumulated earnings and profits distribution in connection with the Company’s conversion to a REIT on January 1, 2004.

(5)

This information includes two measures of financial results: Earnings from Continuing Operations before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDA) and Adjusted Cash Available for Distribution (Adjusted CAD). These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures included in this table. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our financial condition and cash generating ability. EBITDA is defined by the Securities and Exchange Commission; however, Adjusted CAD as defined may not be comparable to similarly titled measures reported by other companies.

(6)

EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion and amortization. EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. See table in Item 7 — Management’s Discussion and Analysis for a reconciliation of Cash Provided by Operating Activities to EBITDA.

(7)

Adjusted Cash Available for Distribution (Adjusted CAD) is defined as Cash Provided by Operating Activities less capital spending, adjusted for equity based compensation adjustment amounts, tax benefits associated with certain strategic acquisitions, changes in committed cash, mandatory debt repayments and proceeds from matured energy forward contracts. Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and for strategic acquisitions net of associated financing. See table in Item 7 — Management’s Discussion and Analysis for a reconciliation of Cash Provided by Operating Activities to Adjusted CAD.

(8)

Return on equity is calculated by dividing income from continuing operations by the average of the opening (1/1/XX) and ending (12/31/XX) shareholders’ equity for each period presented. Return on capital is calculated by dividing income from continuing operations by the sum of average shareholders’ equity and average outstanding debt.

(9)

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

	Increase/(decrease) to Income from Continuing Operations for the Year Ended December 31,
Items of Interest, net of tax	2006	2005	2004	2003	2002
Gain on sale of New Zealand assets(a)	$6.4	$30.5	$—	$—	$—
Prior years IRS audit settlements including resulting adjustments to accrued interest and deferred taxes(b)	9.0	24.9	—	2.3	—
Property tax settlement(c)	3.1	—	—	—	—
Tax benefit on repatriated earnings(d)	—	25.4	—	—	—
Arbitration award(e)	—	5.2	—	—	—
Disposition reserve(f)	—	(1.9)	—	—	(1.7)
Reversal of deferred tax(g)	—	—	77.9	—	—
U.S. tax on undistributed foreign earnings(h)	—	—	(28.2)	—	—
REIT expense(i)	—	—	(4.0)	(5.1)	—
Northwest US harvest delay(j)	—	—	2.7	(2.7)	—
Tax benefit on loan settlements(k)	—	—	—	3.6	2.0

(a)	In 2005, we sold our New Zealand timber assets to the JV as part of its formation and, in 2006, we sold a portion of our interest in the New Zealand JV.
(b)	Tax benefits from the favorable resolution of tax audits for prior years and related interest.
(c)	Reversal of prior years Jesup Mill property tax accruals due to settlement.
(d)	Lower U.S. tax benefit related to the repatriation of undistributed foreign earnings.
(e)	Gain from an arbitration award related to the sharing of insurance proceeds by our former parent company.
(f)	Primarily related to an environmental reserve for the closed Port Angeles, WA mill.
(g)	Reversal of timber-related deferred taxes not required after REIT conversion.
(h)	Additional U.S. tax for eventual repatriation of undistributed foreign earnings generated prior to March 31, 2004.
(i)	REIT conversion expenses.
(j)	Delayed harvest and revenue recognition in the Northwest U.S., resulting from change from lump-sum to pay-as-cut contracts in anticipation of converting to a REIT.
(k)	Tax benefit on foreign exchange loss related to settlement of New Zealand dollar denominated intercompany loans.

(10)

EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. The tables below reconcile Cash Provided by Operating Activities from Continuing Operations by segment to EBITDA by segment for the five years ended December 31, 2006.

Reconciliation of Cash Provided by Operating Activities from Continuing

Operations by Segment to EBITDA by Segment

(Dollars in Millions)

		Timber	Real Estate*	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
2006
Cash provided by operating activities		$158.3	$103.0	$127.3	$5.6	$13.6	$(100.9)	$306.9
Less:	Non-cash cost basis of real estate sold	—	(12.3)	—	—	(0.1)	—	(12.4)
Add:	Income tax expense	—	—	—	—	—	19.1	19.1
	Gain on sale of portion of New Zealand JV	—	—	—	—	—	7.8	7.8
	Interest, net	—	—	—	—	—	39.1	39.1
	Working capital (decreases) increases	(11.8)	0.2	24.6	(1.5)	(10.5)	(3.3)	(2.3)
	Other balance sheet changes	(3.7)	(0.3)	0.8	—	(1.1)	11.6	7.3

EBITDA		$142.8	$90.6	$152.7	$4.1	$1.9	$(26.6)	$365.5

2005
Cash provided by operating activities		$164.8	$80.8	$132.4	$22.3	$(4.6)	$(141.6)	$254.1
Less:	Non-cash cost basis of real estate sold	—	(11.0)	—	—	(0.8)	—	(11.8)
	Income tax benefit	—	—	—	—	—	(16.9)	(16.9)
Add:	Gain on New Zealand timberland sale	—	—	—	—	—	36.9	36.9
	Interest, net	—	—	—	—	—	38.8	38.8
	Working capital (decreases) increases	(3.6)	4.9	(2.4)	1.2	5.5	10.8	16.4
	Other balance sheet changes	(14.3)	(6.6)	(0.1)	—	1.5	79.9	60.4

EBITDA		$146.9	$68.1	$129.9	$23.5	$1.6	$7.9	$377.9

2004
Cash provided by operating activities		$126.2	$83.9	$125.8	$22.6	$17.8	$(84.0)	$292.3
Less:	Non-cash cost basis of real estate sold	—	(10.5)	—	—	(0.5)	—	(11.0)
	Income tax benefit	—	—	—	—	—	(33.6)	(33.6)
Add:	Interest, net	—	—	—	—	—	44.1	44.1
	Working capital (decreases) increases	(6.4)	3.5	(2.6)	(0.3)	(9.8)	(21.8)	(37.4)
	Other balance sheet changes	8.4	2.8	1.9	—	(0.6)	51.7	64.2

EBITDA		$128.2	$79.7	$125.1	$22.3	$6.9	$(43.6)	$318.6

2003
Cash provided by operating activities		$128.2	$102.5	$73.3	$5.2	$—	$(107.9)	$201.3
Less:	Non-cash cost basis of real estate sold	—	(5.5)	—	—	(0.4)	—	(5.9)
Add:	Income tax expense	—	—	—	—	—	6.1	6.1
	Interest, net	—	—	—	—	—	46.0	46.0
	Working capital (decreases) increases	(16.2)	(0.7)	3.4	1.9	1.9	29.3	19.6
	Other balance sheet changes	(3.5)	—	0.9	0.3	(1.3)	(4.9)	(8.5)

EBITDA		$108.5	$96.3	$77.6	$7.4	$0.2	$(31.4)	$258.6

2002
Cash provided by operating activities		$137.9	$72.3	$118.0	$(3.9)	$11.1	$(89.5)	$245.9
Less:	Non-cash cost basis of real estate sold	—	(11.1)	—	—	(2.6)	—	(13.7)
Add:	Income tax expense	—	—	—	—	—	15.7	15.7
	Interest, net	—	—	—	—	—	59.8	59.8
	Working capital increases (decreases)	2.8	0.2	(12.7)	0.1	(7.8)	7.9	(9.5)
	Other balance sheet changes	(3.2)	—	12.8	1.0	(3.1)	(12.2)	(4.7)

EBITDA		$137.5	$61.4	$118.1	$(2.8)	$(2.4)	$(18.3)	$293.5

*	Real Estate became a reportable segment in 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our revenues, operating income and cash flows are primarily derived from three core business segments: Timber, Real Estate and Performance Fibers. We own or lease (under long-term agreements) approximately 2.2 million acres of timberland and real estate in Georgia, Florida, Alabama, Oklahoma, Arkansas, Texas, Louisiana New York, Alabama and Washington and we believe we are the fifth largest private landowner in the United States. In addition, we have a 40 percent interest in a New Zealand JV which owns or leases approximately 351,000 acres of timberland, which we manage. In addition, we manage 114,000 acres of timberlands in Australia. Our Real Estate business seeks to maximize the value of those properties which are more valuable for development, recreational or conservation uses than for growing timber. Our Performance Fibers business has been a supplier of premier cellulose specialty grades of pulp for more than eighty years.

We have consistently produced strong cash flows and operating results by focusing on the following critical financial measures: segment operating income and EBITDA, adjusted cash available for distribution, debt to EBITDA ratio, debt to capital ratio, return on equity, return on fair market value (Timber and Real Estate) and return on capital employed (Performance Fibers). In addition to these financial measures, we also focus on cash available for distribution, in total and on a per-share basis. Key non-financial measures include safety and environmental performance, quality, production as a percent of capacity and various yield statistics.

Our focus is on maximizing returns for shareholders and generating consistently strong cash flows. As a REIT, we have become more competitive in pursuing timberland acquisitions to further grow the Company and acquired 228,000 acres of timberlands in 2006. Also in 2006, we increased our annual dividend paid per share to $1.88 per share, a 10 percent increase over 2005. Our 2007 dividend payments are expected to increase from $144 million to $146 million, assuming no change in the 2006 rate of $1.88 per share.

Since 1999, we have used cash flow to reduce debt by approximately $500 million, resulting in a current debt-to-capital ratio of 42 percent. We believe that a debt-to-EBITDA ratio of up to three times is appropriate to keep our weighted average cost of capital low while maintaining an investment grade debt rating as well as retaining the flexibility to actively pursue growth opportunities primarily in timber but also to some extent in real estate. Accordingly, we do not expect to significantly reduce debt in 2007 and, in connection with appropriate growth opportunities, may incur additional debt that causes us to exceed the debt-to-capital range mentioned above.

Operational Strategies

Timber is sold primarily through an auction process, although in the Northwest U.S. it is also marketed through log supply agreements. We operate Timber as a stand-alone business, requiring our mills and trading groups to compete with third-party bidders for timber at auction. This promotes realizing market value, generating a true measure of fair value returns in Timber and minimizing the possibility of our manufacturing facilities being subsidized with below-market cost wood. We also focus on optimizing timber returns by continually improving productivity and yields through advanced silvicultural practices which take into account soil, climate and biological considerations.

A significant portion of our acreage has become, or is emerging as, more valuable for development, recreational or conservation purposes than for growing timber. To maximize the value of those properties, we changed our strategy from selling real estate in bulk to engaging in value-added development activities for these properties. In 2005, we established a real estate subsidiary, TerraPointe LLC, to lead these development activities. In 2006 we entered our first “participation” agreements with two premier development partners, under which we retain an interest in development-related revenues from the properties.

In Performance Fibers, the focus has been to improve our position as a premier supplier of cellulose specialties while reducing participation in the more commodity-oriented absorbent materials (primarily fluff pulp) market. We are a market leader in cellulose specialties, utilizing our considerable technical applications expertise to customize product to exacting specifications, which allows differentiation from most other competitors. Conversely, fluff pulp is a semi-commodity with little opportunity for differentiation other than by price, although we do explore ways to enhance the value of these fibers. There are a number of much larger companies in the fluff pulp market and we are not a market leader. We have been successful in executing a strategy of shifting production from absorbent materials to cellulose specialties. In 2006, 64 percent of sales volume was cellulose specialties, versus 61 percent in 2003. Since a further significant shift of volume to cellulose specialties will be operationally limited, our focus will be on improving the product mix within cellulose specialties.

Cost control is a critical element to remaining competitive in the Performance Fibers markets. The keys to success are operating continuously, safely, and efficiently while closely managing raw materials and conversion costs. Capital expenditures typically are directed toward cost reduction, product enhancements and efficiency projects. We historically have used a significant amount of fossil fuels to operate our mills. With the surge in energy prices we initiated a number of capital projects to reduce fossil fuel consumption, including a recently completed power boiler replacement which is expected to consume primarily wood waste and significantly reduce oil usage. These projects resulted in 2006 capital expenditures above our historical $85 million to $90 million range. We expect capital expenditures (excluding strategic acquisitions) to range from $90 million to $95 million in 2007.

Industry and Market Conditions

Timber markets softened in the last half of 2006 after three years of steady increases. This softening was caused by the declining demand for lumber due to considerably weakened housing and construction markets. Lumber prices hit fourteen-year lows before settling at levels 25 percent below year-end 2005.

Our Southeast U.S. HBU properties have consistently generated strong interest which continued in early 2006, but then declined somewhat with the weakness in the housing market.

In Performance Fibers, cellulose specialties’ market demand remains strong. Sales are typically made under one to five year contracts which establish prices and target volumes at the beginning of the year and buffer some of the changes in supply and demand typically seen in worldwide commodity pulp and paper markets. In 2006, we secured long-term contracts for 80 percent of our high-value cellulose specialties production into 2011. Our recognized technical and market leadership has allowed us to maintain relatively stable pricing across our cellulose specialties product lines. In 2003, International Paper closed its Natchez, Mississippi mill, a major cellulose specialties competitor, taking approximately 260,000 tons of capacity out of the market. In 2006, Weyerhaeuser closed its 155,000 metric ton cellulose specialty mill located in Cosmopolis, Washington. These closures were the primary drivers of 2005 and 2006 price and volume increases in cellulose specialties. Weyerhaeuser has since announced a potential sale of the Cosmopolis mill, which could come back on-line in 2007. Additionally, we expect capacity to come on-line from competitors in the Southern hemisphere sometime in 2008 and 2009.

Over the past three years, absorbent materials industry capacity has met demand resulting in a relatively small pricing range. However, absorbent materials prices strengthened in 2006, consistent with the commodity paper pulp market, while volumes also improved. Sales of absorbent materials are typically made with an annual volume agreement that allows price to move with the market during the year.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, reported in our Annual Report on Form 10-K. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions.

Merchantable inventory and depletion costs as determined by forestry timber harvest models

Significant assumptions and estimates are used in the recording of timberland inventory cost and depletion. We employ a forestry technical services group at each of our timberland management locations. Merchantable standing timber inventory is estimated annually, using industry-standard computer software. The inventory calculation takes into account growth, in-growth (annual transfer of oldest pre-merchantable age class into merchantable inventory), timberland sales and the annual harvest specific to each business unit. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors. An annual depletion rate is established at each business unit for its particular regions by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our results, in particular, timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3 percent company-wide change in estimated standing merchantable inventory would cause 2006 depletion expense to change by approximately $1.5 million.

During the fourth quarter of 2006, Rayonier acquired approximately 228,000 acres of timberland located in six states resulting in a higher depletion rate which increased depletion expense by approximately $0.4 million. It is anticipated that the full year 2007 impact will increase depletion expense by approximately $17.7 million.

Effective January 1, 2007, Rayonier’s Northwest timber business unit decreased the age at which it moves timber into its merchantable timber pool from 41 to 35 years. This change added 338 million board feet (36 percent) of timber to the merchantable pool. The anticipated impact of this change on the 2007 depletion expense is an increase of $0.5 million.

Depreciation and impairment of long-lived assets

Depreciation expense is computed using the units-of-production method for the Performance Fibers plants and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. We believe that these depreciation methods are the most appropriate under the circumstances as they most closely match revenues with expenses versus other generally accepted accounting methods. Long-lived assets are periodically reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Cash flows used in such impairment analyses are based on budgeted projections, which take into account recent sales and cost data as well as macroeconomic drivers including customer demand, industry capacity and foreign exchange rates. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition and other causes.

Environmental costs associated with dispositions and discontinued operations

At December 31, 2006, we had $123 million of accrued liabilities for environmental costs relating to past dispositions and discontinued operations, which is expected to be spent over the next 20 years. See Note 15 – Reserves for Dispositions and Discontinued Operations for additional information. Significant estimates are used in determining the proper value of these obligations at a given point in time, especially due to their long-term nature. Typically, these cost estimates do not vary significantly on a quarter to quarter basis. Factors affecting these estimates include, but are not limited to, technological and regulatory changes, results from ongoing work and management’s judgment. We periodically review our environmental liabilities and also engage third party consultants to assess the extent of additional work required due to changes in applicable law and new technologies potentially affecting the remediation of contaminated sites. A material change in any of the estimates could have a favorable or unfavorable effect on the results of our operations. The most recent material change in estimate occurred in 2006, when reserves were decreased by $8 million primarily due to revised estimates of remediation costs required at our Southern Wood Piedmont sites.

Expenditures for all such environmental costs totaled $10 million in 2006 and are expected to increase to $11 million in 2007, primarily as a result of increased spending required at our Port Angeles, Washington former mill site. Annual expenditures in 2008 and 2009 are expected to be approximately $11 million and $7 million, respectively.

Determining the adequacy of pension assets and liabilities

We have four qualified benefit plans which cover substantially our entire U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to participants in the qualified plans. Pension expense for all plans was $12 million in 2006. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of these assumptions, management and actuaries exercise some degree of judgment when selecting these assumptions. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.

In determining pension expense in 2006, a $16.6 million return was assumed based on an expected long-term rate of return of 8.5 percent. The actual return for 2006 was $30.8 million or 14.9 percent. This long-term return assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual annualized rate of return of 10.8 percent from 1994 (the date of our spin-off from ITT Corporation) through 2006. We periodically review this assumption for reasonableness and have determined that the 2007 long-term rate of return assumption should remain at 8.5 percent. At December 31, 2006 our asset mix consisted of 66 percent equities, 30 percent bonds and 4 percent real estate. We do not expect this mix to change materially in the near future.

In determining future pension obligations, we use a discount rate which is based on rates supplied by our actuary. The actuarial rates are developed by models which incorporate high quality (AAA and AA rated), long-term corporate bond rates into their calculations. The discount rate at December 31, 2006 of 6.00 percent increased from the year-end 2005 rate of 5.75 percent.

We expect 2007 pension expense to decrease to $10 million from $12 million in 2006 primarily due to the increase in the discount rate from 5.75 percent to 6.00 percent and favorable returns in the past three years. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. The sensitivity of pension expense and obligations to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Pension Expense	PBO
25 bp decrease in discount rate	+ $0.8 million	+ $7.4 million
25 bp increase in discount rate	- $0.8 million	- $7.4 million
25 bp decrease in long-term return on assets	+ $0.5 million
25 bp increase in long-term return on assets	- $0.5 million

The Company’s pension plans were underfunded by $13.5 million at December 31, 2006, a $24.8 million improvement to the December 31, 2005 position primarily due to discretionary contributions of $12.6 million made during 2006 and favorable plan asset returns. There were no minimum funding requirements for the 2006 plan year. In 2005 and 2004, discretionary contributions of $27.5 and $20.6 million, respectively, were made. While there are no required contributions for 2007, we expect to contribute approximately $10 million. Future requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates, other employee related matters and requirements under the recently enacted Pension Protection Act.

Realizability of both recorded and unrecorded tax assets and liabilities

Our income tax provision and deferred tax balances changed materially upon the conversion to REIT status. As a REIT, certain operations are generally not subject to taxation. As a result, our effective tax rate and the amount of taxes paid during various fiscal periods can vary greatly. Also, our projection of estimated tax for the year and our provision for quarterly taxes, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), may have greater variability than in the past. Similarly, the opportunity to realize certain deferred tax assets, or to estimate deferred tax liabilities, may be more subjective than in the past.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This Interpretation clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification and interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt FIN 48 in the first quarter of 2007.

See Note 9 — Income Taxes for additional policies relating to income taxes.

Revenue Recognition

Revenue recognition policies are critical to the preparation of our financial statements in accordance with generally accepted accounting principles. See Note 2 — Summary of Significant Accounting Policies for a discussion of our revenue recognition policies.

Summary of our results of operations for three years ended December 31, 2006

	Year Ended December 31,
Financial Information (in millions)	2006	2005	2004
Sales
Timber	$207	$208	$186
Real Estate
Development	72	42	25
Rural	37	42	67
Other	3	2	4

Total Real Estate Sales	112	86	96
Performance Fibers
Cellulose Specialties	500	449	419
Absorbent Materials	172	179	163

Total Performance Fibers	672	628	582
Wood Products	111	137	126
Other operations	128	123	174
Intersegment Eliminations	—	(1)	(1)

Total Sales	$1,230	$1,181	$1,163

Operating Income (Loss)
Timber	$90	$87	$72
Real Estate	89	64	75
Performance Fibers	80	53	47
Wood Products	(3)	16	13
Other Operations	1	1	6
Corporate and Other Expenses/Eliminations	(35)	(38)	(40)

Operating Income Before Gain on Sale of Timber Assets	222	183	173
Gain on Sale of Timber Assets	8	37	—

Total Operating Income	230	220	173
Interest Expense	(49)	(47)	(47)
Interest/Other income	9	18	1
Income Tax (expense)/benefit	(19)	17	33

Income from Continuing Operations	$171	$208	$160
Income (Loss) from Discontinued Operations	5	(25)	(3)

Net Income	$176	$183	$157

Results of Operations, 2006 versus 2005

Timber

In the Northwest U.S., 2006 timber sales improved as prices and volume increased 4 percent over 2005 due to a strong housing market early in the year and reduced log supply from Canada.

In the Southeast U.S., prices were 3 percent above 2005 as strong sawlog demand earlier in 2006 more than offset weakening prices later in the year. Volumes declined slightly as a result of weakening timber demand for lumber products.

In New Zealand, sales declined from the prior year primarily due to the 2005 fourth quarter sale of our timberlands to a JV in which we hold a 40 percent interest. Our equity in the earnings of the JV is included in timber operations.

		Changes Attributable to:
Sales (in millions)	2005	Price	Volume/ Mix	Other*	2006
Total Sales	$208	$7	$3	$(11)	$207

*	Includes the impact of New Zealand’s 2005 sales.

Operating income increased from the prior year due to strong prices in the Northwest and Southeast U.S. and higher sales volumes in the Northwest U.S. more than offsetting lower earnings from New Zealand.

		Changes Attributable to:
Operating Income (in millions)	2005	Price	Volume/ Mix	Costs/ Other*	2006
Total Operating Income	$87	$7	$(1)	$(3)	$90

*

Includes the JV results. In the fourth quarter of 2006, we acquired 228,000 acres of timberland for $272 million, which had minimal impact on 2006 Timber segment results. See Note 3 — Segment and Geographical Information for additional information.

Real Estate

Our HBU real estate holdings are primarily in the Southern U.S. We segregate these real estate holdings into two groups: development and rural properties. Development properties are predominantly located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL, while the rural properties essentially include the balance of our ownership in the South. Our real estate holdings in the Northwest comprise the Other category.

In 2006, real estate sales and operating income increased from 2005 as higher development sales offset lower rural sales. In the fourth quarter of 2006, we closed on two “participation” transactions totaling $33 million. For the first transaction, we received $10 million in cash at closing and have the option to receive $17.5 million when the property is entitled, or at that time, to convert the balance ($17.5 million) to a participation arrangement where we would receive a percentage of gross revenue from the sales of home lots. The second transaction was for $28.3 million of which $22.6 million was received at closing and the remaining $5.7 million will be earned when the purchaser builds and sells homes to third parties. For both transactions, the cash received at closing was in excess of the minimum down payment requirement of 25 percent under SFAS No. 66, Accounting for Real Estate Sales, therefore the revenue recorded was based upon the proceeds received. All of our cost basis of the real estate sold and the related closing costs were expensed at closing.

		Changes Attributable to:
Sales (in millions)	2005	Price	Volume/ Mix	2006
Development	$42	$7	$23	$72
Rural	42	8	(13)	37
Other	2	—	1	3

Total Sales	$86	$15	$11	$112

		Changes Attributable to:
Operating Income (in millions)	2005	Price	Volume/ Mix	2006
Total Operating Income	$64	$15	$10	$89

Performance Fibers

In 2006, cellulose specialty sales improved by $51 million or 11 percent due to increased price and volume. Market demand for cellulose specialties resulted in an average price increase of $99 per ton, or 10 percent. This price increase included a fuel oil surcharge on all acetate and other cellulose specialty volume allowable by contract, totaling $14 million.

Sales of absorbent materials decreased $7 million primarily due to the fourth quarter 2005 disposition of our Engineered Absorbent Materials (EAM) facility which contributed $14 million in sales for 2005. EAM’s impact on sales was partly offset by a $3 million increase in by-product sales.

		Changes Attributable to:
Sales (in millions)	2005	Price	Volume/ Mix	Other *	2006
Cellulose Specialties	$449	$47	$4	$—	$500
Absorbent Materials	179	2	2	(11)	172

Total Sales	$628	$49	$6	$(11)	$672

*	Includes the impact of EAM’s 2005 sales.

Operating income in 2006 improved by $27 million, or 51 percent, from 2005. Cellulose Specialties’ price and volume increases and the reversal of prior year accruals after a favorable property tax settlement ($5 million) more than offset increased costs of raw materials, energy, labor and maintenance.

		Changes Attributable to:
Operating Income (in millions)	2005	Price	Volume/ Mix	Costs	Other*	2006
Total Operating Income	$53	$49	$1	$(30)	$7	$80

*	Includes the impact of EAM’s 2005 operating income and reversal of prior year property tax accruals.

Wood Products

Lumber prices declined 18 percent as a result of reduced demand in the housing market and higher quantities of Canadian imported lumber. The increase in imports was in anticipation of a 15 percent export tax that was imposed on Canadian exported lumber to the U.S. beginning October 12, 2006, pursuant to the recently signed 2006 Softwood Trade Agreement.

		Changes Attributable to:
Sales (in millions)	2005	Price	Volume	2006
Total Sales	$137	$(25)	$(1)	$111

Operating income decreased from the prior year primarily as a result of lower selling prices.

		Changes Attributable to:
Operating Income/(Loss) (in millions)	2005	Price	Volume/ Mix	Costs	2006
Total Operating Income/(Loss)	$16	$(25)	$1	$5	$(3)

Other Operations

Sales increased in 2006 as a result of higher royalty income from coal extractions while operating income was consistent with the prior year. Effective November 2006, Trans Alta, the third party mining operation, announced that they are ceasing their operations in Lewis County, Washington.

Corporate and Other Expenses/Eliminations

Corporate and Other Expense declined $3 million in 2006 from the prior year primarily due to reduced business development expense.

Gain on Sale of New Zealand Timber Assets

The gains on sale of New Zealand assets contributed $37 million in 2005 (timberland sale to a joint venture) and $8 million in 2006 (partial sale of investment in the joint venture). See Note 5 — Joint Venture Investment for details of the transactions.

Interest and Other Income/Expense

In comparison to the prior year, interest expense increased by $2 million primarily due to a litigation-related accrual and higher debt.

The $9 million decline in interest and other income in 2006 largely resulted from an arbitration award that was received in the third quarter of 2005 partly offset by increased interest income due to higher cash levels in 2006.

Income Tax (Expense)/Benefit

The 2006 effective tax rate before discrete items was 16.3 percent compared to 14.2 percent in 2005. The increase was primarily due to lower tax benefits from foreign operations, partly offset by higher REIT income. The 2005 rate included a $6.5 million tax benefit from the sale of New Zealand timber assets. Including discrete items, the 2006 effective tax rate was 10.0 percent compared to a benefit of 8.8 percent in 2005.

See Note 9 — Income Taxes for additional information regarding the provision for income taxes.

Outlook

Our focus in 2007 will be to integrate the 2006 timberland acquisitions into our operations, continue to move up the value chain in real estate through additional “participation” agreements and invest in high-return cost improvement projects at our Performance Fibers mills. We expect 2007 earnings to be generally in line with 2006. While we expect the housing slowdown will put pressure on timber and real estate markets in the near term, the impact should be mostly offset by our Performance Fibers business. First quarter 2007 results are expected to be slightly below first quarter 2006 primarily due to lower timber earnings.

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

		Changes Attributable to:
Sales (in millions)	2004	Price	Volume/ Mix	Other	2005
Development	$25	$11	$6	$—	$42
Rural	67	2	(1)	(26)	42
Other	4	1	(3)	—	2

Total Sales	$96	$14	$2	$(26)	$86

		Changes Attributable to:
Operating Income (in millions)	2004	Price	Costs	Other	2005
Total Operating Income	$75	$14	$(1)	$(24)	$64

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

		Changes Attributable to:
Sales (in millions)	2004	Price	Volume / Mix	2005
Cellulose Specialties	$419	$14	$16	$449
Absorbent Materials	163	10	6	179

Total Sales	$582	$24	$22	$628

Price and volume increases in both cellulose specialties and absorbent materials more than offset higher wood, chemical and energy costs.

		Changes Attributable to:
Operating Income (in millions)	2004	Price	Costs	2005
Total Operating Income	$47	$24	$(18)	$53

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

Gain on Sale of New Zealand Timber Assets

A $37 million gain from the sale of our New Zealand timberlands was recognized in 2005. See Note 5 — Joint Venture Investment for a discussion of the sale of our New Zealand timberlands.

Interest and Other Income/Expense

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

Income Tax (Expense)/Benefit

The effective tax rate, before discrete items, increased from 11.4 percent in 2004 to 14.2 percent in 2005 due to lower LKE tax benefits and non-U.S. operations tax benefits.

See Note 9 — Income Taxes for additional information regarding the provision for income taxes.

Liquidity and Capital Resources

Cash Flow

Historically, our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings help fund cyclicality and seasonality in working capital needs. Long-term debt has historically been used to fund major acquisitions.

In 2006, cash provided by operating activities from continuing operations of $307 million increased $53 million from 2005. The increase was primarily due to higher cash earnings and lower working capital requirements. Earnings rose primarily due to improvements in our Performance Fibers and Real Estate segments partly offset by lower earnings in the Wood Products segment. The favorable working capital requirements result from the timing of interest payments and inventory purchases partly offset by higher income tax payments and receivables.

Cash used for investing activities of $385 million for 2006 was $361 million above 2005. This was primarily due to two major timberland acquisitions ($272 million), the purchase of real estate previously leased ($21 million) and higher capital spending on energy savings projects, partly offset by $22 million of proceeds from the sale of a portion of our New Zealand joint venture interest. See Note 6 — Timberland Acquisitions, for additional information.

Cash used for financing activities for 2006 was $30 million, $186 million below 2005. This was primarily due to the increase in long-term debt of $100 million used to finance a portion of the 2006 timberland acquisitions versus debt repayments of $99 million in 2005, and a $15 million increase in dividends paid which reflects a 10 percent increase in the annual dividend paid per share.

Our debt-to-capital ratio of 42 percent increased from 39 percent at year end as a result of higher debt as discussed above and the adjustments to accumulated other comprehensive income/(loss) as a result of adopting Statement of Financial Accounting Standard (SFAS) No. 158. Our percentage of debt with fixed interest rates was 62 percent as of December 31, 2006 and 73 percent as of December 31, 2005. As of December 31, 2006, cash and cash equivalents were $40 million, a $106 million decrease from the prior year. The cash equivalents consist of marketable securities with maturities at the date of acquisition of 90 days or less.

In 2005, cash provided by operating activities from continuing operations of $254 million decreased $38 million from 2004. This decrease was primarily due to $30 million of higher income taxes paid and a $6 million increase in discretionary pension contributions. Cash used for investing activities was $155 million below 2004, reflecting $65 million in net cash proceeds generated from the sale of our New Zealand timberlands and $66 million of lower timberland acquisition spending. In addition, the sale of our MDF facility generated approximately $40 million of cash, while the sale of our EAM facility generated approximately $13 million. These cash flows enabled us to reduce debt by $99 million, finance strategic timberland acquisitions and capital expenditures of $24 million and $85 million, respectively, and pay dividends of $129 million. The cash dividends reflect an $18 million increase over prior year. Other financing proceeds include $15 million from the exercise of stock options, a $3 million decrease from 2004. Our debt-to-capital ratio of 39 percent improved from 45 percent in 2004 as a result of the significant debt reduction and higher net income, partly offset by the increased dividends. Our percentage of debt with fixed interest rates was 73 percent as of December 31, 2005 and 62 percent as of December 31, 2004. As of December 31, 2005, cash and cash equivalents were $146 million, a $62 million increase over the prior year end. The cash equivalents consist of marketable securities with maturities at the date of acquisition of 90 days or less.

We have $113 million of installment notes that will mature on December 31, 2007 which we plan to refinance by issuing public debt. Capital expenditures in 2007 are forecasted to be between $90 million and $95 million. Our 2007 dividend payments are expected to increase from $144 million to $146 million, assuming no change in the 2006 rate of $1.88 per share. Cash payments for income taxes in 2007 are anticipated to be between $25 million and $30 million. No significant debt reduction is expected in 2007. We made discretionary pension contributions of $12 million in 2006 and $28 million in 2005. In 2007 we anticipate making pension contributions of approximately $10 million, while expenditures for environmental costs related to our dispositions and discontinued operations are expected to be $11 million. See Environmental Regulation for further information.

Liquidity Performance Indicators

The discussion below is presented to enhance the reader’s understanding of our liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings from Continuing Operations before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDA), and Adjusted Cash Available for Distribution (Adjusted CAD). These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our financial condition and cash generating ability. EBITDA is defined by the Securities and Exchange Commission; however, Adjusted CAD as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA is a non-GAAP measure of operating cash generating capacity. In 2006, EBITDA was $366 million, a $12 million decrease over 2005 primarily due to the absence of the gain from the sale of our New Zealand timberlands partly offset by higher operating results in our Real Estate and Performance Fibers segments in 2006. EBITDA was $378 million in 2005, an increase of $59 million over 2004, primarily due to higher operating results in all of our core product lines and the gain from the sale of the New Zealand timberlands. EBITDA was $319 million in 2004, an increase of $60 million over 2003 primarily due to higher operating results in the Performance Fibers and Wood Products segments.

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the five-year period ended December 31, 2006 (in millions of dollars):

	2006	2005	2004	2003	2002
Cash provided by operating activities	$306.9	$254.1	$292.3	$201.3	$245.9
Gain on sale of New Zealand timber assets	7.8	36.9	—	—	—
Non-cash cost basis of real estate sold	(12.4)	(11.8)	(11.0)	(5.9)	(13.7)
Income tax expense (benefit)	19.1	(16.9)	(33.6)	6.1	15.7
Interest, net	39.1	38.8	44.1	46.0	59.8
Working capital (decreases) increases	(2.3)	16.4	(37.4)	19.6	(9.5)
Other balance sheet changes	7.3	60.4	64.2	(8.5)	(4.7)

EBITDA	$365.5	$377.9	$318.6	$258.6	$293.5

A non-cash expense critical to the economics of both our Timber and Real Estate core businesses is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the five years ended December 31, 2006, 2005, 2004, 2003 and 2002 totaled $ 378 million, $390 million, $330 million, $265 million and $307 million, respectively.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchasing common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing LKE tax benefits). We define Cash Available for Distribution (CAD) as Cash Provided by Operating Activities less capital spending, adjusted for equity based compensation amounts, the tax benefits associated with strategic acquisitions, the change in committed cash and the proceeds from matured energy forward contracts. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with Securities and Exchange Commission requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.”

Adjusted CAD was $175 million in 2006, a $10 million increase over 2005 primarily due to stronger operating earnings partly offset by higher capital spending and an increase in our committed cash as of December 31, 2006. Adjusted CAD was $165 million in 2005, an increase of $34 million from 2004 primarily due to the absence of $50 million in mandatory 2004 debt repayments and $8 million of reduced LKE tax benefits, partly offset by approximately $38 million of lower operating cash flows. In 2004, Adjusted CAD of $132 million was $28 million above the prior year due to $91 million of higher cash provided by operating activities partly offset by higher debt repayments and $11 million in LKE tax benefits. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five-year period ended December 31, 2006 (in millions):

	2006	2005	2004	2003	2002
Cash provided by operating activities	$306.9	$254.1	$292.3	$201.3	$245.9
Capital spending, net	(105.5)	(85.3)	(87.7)	(84.4)	(75.9)
Purchase of assets previously leased	—	—	—	(5.4)	—
LKE tax benefits on third party real estate sales*	(4.8)	(3.2)	(11.3)	—	(0.7)
Change in committed cash**	(19.1)	1.8	(3.5)	0.4	(1.7)
Equity based compensation adjustments/other	0.3	(2.3)	(4.4)	(4.8)	(2.5)
Proceeds from matured energy forward contracts	—	3.9	—	—	—

CAD	177.8	169.0	185.4	107.1	165.1
Mandatory debt repayments***	(3.3)	(3.6)	(53.6)	(3.5)	(83.2)

Adjusted CAD	$174.5	$165.4	$131.8	$103.6	$81.9

*	Represents income taxes that would have been paid had the Company not completed the LKE transactions.
**	Increase in 2006 represents interest on installment notes of $18 million.
***

Mandatory repayments represent debt that matured and settled during the same year. In addition to the mandatory payments, discretionary debt repayments of $0, $95.0 million, $0, $30.0 million and $130.0 million were made in 2006, 2005, 2004, 2003 and 2002, respectively.

Liquidity Facilities

In August 2006, we entered into a new $250 million unsecured revolving credit facility to replace the previous facility which was scheduled to expire in November 2006. This new facility includes an accordion feature which allows additional borrowing above $250 million, in $25 million increments, up to an aggregate $100 million, provided no default exists. The new facility expires in August 2011. At December 31, 2006, the available borrowing capacity was $131 million (excluding the accordion feature), due to borrowings to purchase timberlands in 2006 and $16 million attributable to standby letters of credit previously issued.

As with the previous facility, certain covenants must continue to be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. A dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds From Operations (Covenant FFO) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income, excluding gains or losses from debt restructuring and investments in marketable securities, plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold. Under a covenant relating to the $485 million of installment notes, RFR may not incur additional debt unless, at the time of incurrence and after presenting the proforma effects relating to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges.

In addition to the financial covenants listed above, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. During the third quarter of 2006, excess proceeds exceeded $50 million and approximately $69 million was offered to the note holders, who declined the offer of prepayment, which reset the excess proceeds to zero. As of December 31, 2006 and 2005, the amount of excess proceeds was $10 million and $31 million, respectively.

In December 2006, Standard & Poor’s Ratings Services raised its corporate debt rating of our long-term debt to a ‘BBB’ investment grade rating with a ‘Stable’ outlook while Moody’s Investors Service affirmed our ‘Baa3’ investment grade rating with a ‘Stable’ outlook.

The covenants listed below which are the most significant financial covenants in effect as of December 31, 2006 are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at December 31, 2006	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	7.94 to 1	5.44
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.71 to 1	2.29
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	7.31 to 1	4.81
Dividends paid should not exceed 90 percent of Covenant FFO	90%	38%	52%

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

The following table aggregates contractual financial obligations as of December 31, 2006 and anticipated cash spending by period:

	Total	Payments Due by Period
Contractual Financial Obligations (000’s)		2007	2008-2009	2010-2011	Thereafter
Current maturities of long-term debt	$3,550	$3,550	$—	$—	$—
Long-term debt	657,220	117,455	172,005	213,865	153,895
Interest payments on long-term debt *	219,806	51,965	79,816	51,772	36,253
Operating leases—timberland **	94,751	5,241	10,357	10,154	68,999
Operating leases & deeds—timberland held for sale***	15,613	1,581	2,878	2,584	8,570
Operating leases—PP&E, offices	12,807	2,973	4,601	2,476	2,757
Purchase obligations	1,143	631	512	—	—
Other long-term liabilities	1,656	237	473	473	473

Total contractual cash obligations	$1,006,546	$183,633	$270,642	$281,324	$270,947

*	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2006.
**	The majority of timberland leases are subject to escalation clauses based on either the Consumer Price Index or the Producer Price Index.
***	See Note 6-Timberland Acquisitions.

We utilize off-balance sheet arrangements to provide credit support for certain suppliers/vendors and customers in case of their default on critical obligations, and collateral for certain self-insurance programs that we maintain. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered to be a source of liquidity or capital resource and do not expose us to material risks or material unfavorable financial impacts.

The following table aggregates financial commitments as of December 31, 2006:

Financial Commitments (000’s)	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$79,136	$61,410
Guarantees (2)	111,850	103,096
Surety bonds (3)	8,498	1,657

Total financial commitments	$199,484	$166,163

(1)

Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2007 and are renewed as required.

(2)

In conjunction with the sale of timberlands to the JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaulted on the bond, the Company would then have to perform. As of December 31, 2006, four annual payments, of $1.2 million each, remain. This guarantee expires in 2010.

In conjunction with the sale of its New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bank pursuant to the bond. If the owner’s bank defaults on the bond, the Company would have to perform under the guarantee and seek legal redress from the owner. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of December 31, 2006, one annual payment, estimated at $1.5 million, remains. This guarantee expires in 2007.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At December 31, 2006 and 2005, the Company had a liability of $43 thousand to reflect the fair market value of its obligation to perform under the make-whole agreement.

In conjunction with the Company’s $250 million revolving credit facility renegotiated in August 2006, Rayonier continues to guarantee the borrowings of RFR and TRS. Additionally, TRS continues to guarantee the borrowings of Rayonier Inc. At December 31, 2006, TRS had $103 million of debt outstanding on the facility that is guaranteed by Rayonier.

(3)

Rayonier has issued surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2007 and are renewed as required.

In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7,000,000 common shares for the acquisition of other businesses, assets or properties. As of December 31, 2006, no common shares have been offered or issued under the S-4 shelf registration. In September 2003, we completed a Form S-3 shelf registration statement to offer $500 million of new public debt and/or equity securities. This registration statement replaced the previous $150 million shelf registration which was subsequently deregistered. On December 19, 2003, 6.4 million common shares were issued under the S-3 shelf registration as part of a special stock dividend paid in conjunction with our conversion to a REIT. The fair market value of the shares at the day of issuance was $253 million, leaving $247 million available under the $500 million shelf registration at December 31, 2006.

New Accounting Standards

See Note 2 — Summary of Significant Accounting Policies for our discussion of recently issued accounting pronouncements that will affect our financial results and disclosures in future periods.

Environmental Regulation

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA and similar state laws and regulations. Management closely monitors its environmental responsibilities, and believes that the Company is in substantial compliance with current environmental requirements. In addition to ongoing compliance with laws and regulations, the Company’s facilities operate in accordance with various permits, which are issued by state and federal environmental agencies. Many of these permits impose operating conditions on the Company which require significant expenditures to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions in response to new environmental laws and regulations, or more stringent interpretations of existing laws and regulations. During 2006, 2005 and 2004, we spent approximately $5 million, $6 million and $7 million, respectively, for capital projects related to environmental compliance for ongoing operations. During 2007 and 2008, our spending related to environmental compliance for continuing operations is expected to increase to approximately $11 million and $13 million per year, respectively, on such capital projects, and over the next five years, we expect aggregate environmental spending to total in the $60 million to $70 million range. The expected increase in environmental spending is largely due to wastewater treatment-related projects and Cluster Rule compliance at our Performance Fibers mills.

The EPA uses the term “Cluster Rules” to identify parallel rule-making for water and air technology-based discharge limits for pulp and paper mills. The EPA finalized its Cluster Rules governing air emissions in 1998, but due to the specialty nature of Rayonier’s Performance Fibers products and operations, the agency postponed finalizing water discharge rules and certain air emissions rules governing the Company’s two Performance Fibers dissolving pulp mills and two other similar mills (one of which has since closed). In late 2003, the EPA informed Rayonier that it was delegating its Cluster Rule rulemaking authority for these four mills to the environmental agencies of the respective states. Rayonier will continue to work with the EPA and the applicable state environmental authorities to establish such rules for its mills, but the timing and costs associated with such rulemaking are uncertain. Capital spending is not expected to cause total capital expenditures, excluding those related to strategic acquisitions, to exceed an annual average of $95 million.

With respect to forestry, federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit and may in certain cases prevent timber harvesting, road construction and other activities on private lands, including a portion of the Company’s timberlands. Over the past several years, our timber harvesting in the State of Washington has been restricted as a result of the listing of the northern spotted owl, the marbled murrelet and several species of salmon and trout as threatened species under the Endangered Species Act. In 1999, the timber industry and federal, state, local and tribal governments, entered into an agreement, known as the Forests and Fish Report, which led the Washington Forest Practices Board to adopt rules further restricting timber harvesting within buffers along streams with fish habitat. All of these restrictions have caused Rayonier over time to restructure and reschedule its harvest plans and have reduced the total volume of timber available for future harvest.

With respect to dispositions and discontinued operations, we currently estimate that expenditures during 2007 and 2008 for environmental remediation and monitoring costs will total approximately $11 million and $7 million, respectively. Such costs, including monitoring and remediation costs, will be charged against our reserves for estimated environmental obligations which we believe are sufficient for costs expected to be incurred over the next 20 years. At December 31, 2006, these accrued liabilities totaled approximately $123 million. The actual future environmental costs will be dependent on the outcome of negotiations with federal and state agencies and may also be affected by changes in applicable laws and regulations, the exercise of discretion in interpretation of applicable law and regulations by governmental agencies and changes in environmental remediation technology. Based on information currently available, we do not believe that any future changes in estimates would materially affect our consolidated financial position or results of operations.

Over time, the complexity and stringency of environmental laws and regulations have increased markedly, and in general, we believe that this trend will continue. As such, and as a result of all the factors discussed above, we believe that substantial expenditures will be required over the next ten years in the area of environmental compliance.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Other Economic Risks

We are exposed to various market risks, including changes in interest rates, commodity prices and foreign exchange rates. Our objective is to minimize the economic impact of these market risks. We use derivatives in accordance with policies and procedures approved by the Finance Committee of the Board of Directors. Derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes.

Cyclical pricing of commodity market paper pulp is one of the factors that influences Performance Fibers prices, particularly in the Absorbent Materials product line. However, since we are a non-integrated producer of specialized Performance Fibers for non-papermaking end uses, our high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices with pricing adjustments that are less severe. This risk is mitigated somewhat by the terms of our cellulose specialty contracts which are effective into 2011 for nearly 80 percent of our high value Cellulose Specialties production.

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At December 31, 2006, two interest rate swap agreements were held. One agreement with a notional amount of $50 million swaps a fixed 8.288 percent interest rate for a six-month LIBOR rate plus 4.7825 percent. The second agreement with a notional amount of $40 million swaps a fixed 8.288 percent interest rate for a six-month LIBOR rate plus 4.99 percent. The fair value of these interest rate swaps at year-end, which mature on December 31, 2007, was a liability of $1.8 million. The market risk resulting from a one percentage point (100 basis points) change in the six-month LIBOR rate amounts to an approximate change of $0.5 million in our pre-tax income/loss.

The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk; however, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2006, was $445 million compared to $406 million in carrying value. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2006, would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $17.9 million.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. A hypothetical 10 percent increase/decrease in the prevailing price of natural gas and fuel oil would result in a change of $48 thousand and $0.5 million, respectively, in our pre-tax income/loss. Our natural gas and fuel oil contracts do not qualify for hedge accounting and, as such, mark-to-market adjustments are recorded in “Other operating (income) expense, net.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page ii.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e)), are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Co-Principal Financial Officers, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2006.

With regard to the Company’s internal control over financial reporting as defined in paragraph (f) of SEC Rules 13a-15(f) and 15d-15(f), see Management’s Report on Internal Control over Financial Reporting at page F-1, followed by the Reports of Independent Registered Public Accounting Firm.

In the quarter ended December 31, 2006, based upon the evaluation required by paragraph (d) of SEC Rules 13a-15 and 15d-15, there were no changes in our internal controls over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The information called for by this Item with respect to executive officers is set forth above in Part I, Item 4A—Executive Officers of Rayonier.

Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive, financial and accounting officers, is available on our website, www.rayonier.com. Recent amendments to the Standards of Ethics and Code of Corporate Conduct have been posted on our website. Any other amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on such website.

On June 13, 2006, we filed with the New York Stock Exchange (NYSE) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance Standards as required by Section 303A-12(a). In addition, we have filed, as exhibits to the annual report on Form 10-K for the year ended December 31, 2006, the applicable certifications of our Chief Executive Officer and Co-Principal Financial Officers required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference from the section entitled “Share Ownership” in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference from the section entitled “Election of Directors” and “Corporate Governance” in the Proxy Statement.

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

(3)	See Exhibit Index for a list of the exhibits filed or incorporated herein as part of this report.

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

Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Co-Principal Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control —Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is on page F-3.

W. L. Nutter
Chairman, President and Chief Executive Officer
February 26, 2007

H. E. Vanden Noort
Senior Vice President, Chief Accounting Officer and Co-Principal Financial Officer
February 26, 2007

C. E. Kraus
Senior Vice President, Finance and Co-Principal Financial Officer
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index to Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Certified Public Accountants

Jacksonville, Florida

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rayonier Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans —  an amendment of FASB Statement No. 87, 88, 106 and 132(R) as of December 31, 2006.

Certified Public Accountants

Jacksonville, Florida

February 26, 2007

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31,

(Thousands of dollars, except per share data)

	2006	2005	2004
SALES	$1,229,807	$1,180,708	$1,162,778

Costs and Expenses
Cost of sales	952,743	942,103	937,039
Selling and general expenses	63,445	64,403	59,297
Other operating (income) expense, net	(8,818)	(10,401)	(6,184)

	1,007,370	996,105	990,152
Equity in loss of New Zealand joint venture	(610)	(1,411)	—

OPERATING INCOME BEFORE GAIN ON SALE OF NEW ZEALAND TIMBER ASSETS	221,827	183,192	172,626
Gain on sale of New Zealand timber assets	7,769	36,968	—

OPERATING INCOME	229,596	220,160	172,626
Interest expense	(48,905)	(46,960)	(46,718)
Interest and miscellaneous income, net	9,447	17,647	506

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	190,138	190,847	126,414
Income tax (provision) benefit	(19,055)	16,948	33,649

INCOME FROM CONTINUING OPERATIONS	171,083	207,795	160,063

DISCONTINUED OPERATIONS, NET (Note 7 and 15)
Income (loss) on discontinued operations, net of income tax benefit (expense) of ($3,201), $10,459 and ($196)	5,335	(24,956)	(3,162)

NET INCOME	176,418	182,839	156,901

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on hedged transactions, net of income tax benefit of $230 and $191	—	(410)	(339)
Foreign currency translation adjustment	3,226	(9,705)	11,611
Minimum pension liability adjustment	13,339	16,323	(217)

COMPREHENSIVE INCOME	$192,983	$189,047	$167,956

EARNINGS (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$2.23	$2.75	$2.15
Discontinued Operations	0.07	(0.33)	(0.04)

Net Income	$2.30	$2.42	$2.11

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$2.19	$2.68	$2.09
Discontinued Operations	0.07	(0.32)	(0.04)

Net Income	$2.26	$2.36	$2.05

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollars in thousands unless otherwise noted)

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,171	$146,227
Accounts receivable, less allowance for doubtful accounts of $560 and $1,158	100,309	88,378
Inventory	75,593	85,545
Other current assets	41,526	33,948
Timber assets held for sale (Note 6)	40,955	—

Total current assets	298,554	354,098

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,127,513	927,019
PROPERTY, PLANT AND EQUIPMENT
Land	25,291	20,896
Buildings	118,348	114,644
Machinery and equipment	1,221,305	1,216,864

Total property, plant and equipment	1,364,944	1,352,404
Less—accumulated depreciation	(1,011,164)	(991,094)

	353,780	361,310

INVESTMENT IN JOINT VENTURE	61,233	81,648
OTHER ASSETS	121,802	114,989

	$1,962,882	$1,839,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$73,758	$66,362
Bank loans and current maturities	3,550	3,310
Accrued taxes	16,296	19,634
Accrued payroll and benefits	24,879	23,380
Accrued interest	19,551	1,924
Accrued customer incentives	9,494	9,087
Other current liabilities	35,110	33,951
Current reserves for dispositions and discontinued operations	10,699	12,422

Total current liabilities	193,337	170,070

DEFERRED INCOME TAXES	—	25,217
LONG-TERM DEBT	655,447	555,213
NON-CURRENT RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	111,817	127,960
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 20)	73,303	50,638
OTHER NON-CURRENT LIABILITIES	12,716	18,095
CONTINGENCIES AND COMMITMENTS (Notes 16 and 18)
SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 76,879,826 and 76,092,566 shares issued and outstanding	450,636	422,364
Retained earnings	494,272	461,903
Accumulated other comprehensive income/(loss)	(28,646)	7,604

	916,262	891,871

	$1,962,882	$1,839,064

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands, except per share data)

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$176,418	$182,839	$156,901
(Income) loss from discontinued operations	(5,335)	24,956	3,162
Non-cash items included in income:
Depreciation, depletion and amortization	136,495	147,388	146,458
Non-cash cost of real estate sales	12,362	11,845	11,006
Non-cash stock-based incentive compensation expense	12,078	11,686	8,975
Gain on sale of New Zealand timber assets	(7,769)	(36,968)	—
Deferred income tax benefit	(19,300)	(47,592)	(52,463)
Other	1,772	(1,378)	—
(Increase) decrease in accounts receivable	(11,881)	(1,422)	2,069
Decrease (increase) in inventory	2,742	(9,624)	1,775
Increase (decrease) in accounts payable	11,349	(969)	5,668
(Increase) decrease in current timber purchase agreements and other current assets	(5,104)	7,177	8,244
Increase (decrease) in accrued liabilities	6,963	(15,465)	17,190
Increase in other non-current liabilities	1,080	691	2,073
Decrease (increase) in non-current timber purchase agreements and other assets	4,847	(10,322)	(10,933)
Expenditures for dispositions and discontinued operations	(9,789)	(8,697)	(7,801)

CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	306,928	254,145	292,324

CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	7,762	3,104

INVESTING ACTIVITIES
Capital expenditures	(105,462)	(85,261)	(87,670)
Purchase of timberlands	(277,778)	(23,527)	(89,264)
Purchase of real estate	(21,101)	—	—
Proceeds from the sale of NZ timberlands	—	186,771	—
Investment in NZ joint venture	—	(121,930)	—
Proceeds from sale of portion of New Zealand joint venture	21,770	—	—
Proceeds from the sale of other assets	—	13,054	—
Decrease (increase) in restricted cash	1,287	3,297	(2,212)
Other	(3,909)	3,853	—

CASH USED FOR INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(385,193)	(23,743)	(179,146)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	39,600	(1,639)

FINANCING ACTIVITIES
Issuance of debt	258,000	150,000	188,000
Repayment of debt	(158,310)	(248,575)	(146,545)
Dividends paid	(143,883)	(129,249)	(111,197)
Issuance of common shares	10,771	15,121	17,743
Excess tax benefits on stock based compensation	4,143	—	—
Payment on forward currency contract	—	(2,506)	—
Repurchase of common shares and cash in lieu of fractional shares	(560)	(356)	—

CASH USED FOR FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(29,839)	(215,565)	(51,999)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,048	(89)	76

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(106,056)	62,110	62,720
Balance, beginning of year	146,227	84,117	21,397

Balance, end of year	$40,171	$146,227	$84,117

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period:
Interest	$29,647	$48,502	$44,817

Income taxes	$38,956	$29,009	$(579)

Non-cash investing activity:
Capital assets purchased on account	$9,116	$13,029	$—

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS

Rayonier is a leading international forest products company primarily engaged in activities associated with timberland management, the sale and development of real estate, and the production and sale of high value specialty cellulose fibers. The Company owns, leases or manages approximately 2.7 million acres of timberland and real estate located in the United States, New Zealand and Australia. Included in this property is over 200,000 acres of high value real estate primarily along the coastal corridor from Savannah, Georgia to Daytona Beach, Florida. The Company also owns and operates two performance fibers mills in the United States. Our corporate strategy is to pursue strategic growth opportunities in our Timber segment, further develop the Real Estate segment, and strengthen our position as a premier worldwide supplier of performance fibers. In addition, the Company manufactures lumber in three sawmills in Georgia and engages in the trading of logs and wood products.

Rayonier operates in four reportable business segments as defined by Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131): Timber, Real Estate, Performance Fibers, and Wood Products. See Note 3 — Segment and Geographical Information for additional information.

Effective January 1, 2004, the Company was restructured to qualify as a Real Estate Investment Trust (REIT). The Company is generally not required to pay federal income taxes on its U.S. timber harvest earnings and other REIT operations contingent upon meeting applicable distribution, income, asset, shareholder and other tests. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property from the REIT during the first ten years following the election to be taxed as a REIT. The U.S. timber operations are conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). Non-REIT-qualifying and certain foreign operations, which continue to pay corporate-level tax on earnings, are held under Rayonier TRS Holdings Inc. (TRS), a wholly-owned taxable REIT subsidiary of Rayonier Inc. These operations include the Performance Fibers and Wood Products businesses as well as the Real Estate segment’s sale of high value property (referred to as higher and better use (HBU)).

Timber

Rayonier owns, leases, or manages approximately 2.6 million acres of timberlands located in the U.S., New Zealand and Australia. The Company’s Timber segment includes all activities that relate to the harvesting of timber in addition to managing timberlands and selling timber and logs to third parties. In 2006, the Company acquired 228,000 timberland acres in six states which increased its geographic footprint and species mix. The Company believes it is now the fifth largest private timberland owner in the U.S.

Real Estate

Rayonier has invested in timberlands seeking to maximize its total return from a full cycle of ownership, which now includes developing or selling portions of its asset base to capture the appreciated value. An increasing portion of Rayonier’s acreage has become, or is emerging as, more valuable for development, recreational or conservation purposes than for growing of timber. As a result, the Company established TerraPointe LLC in 2005 to expand its focus to include more value added real estate activities such as seeking entitlements and investing in infrastructure improvements directly or in participation with other developers.

Performance Fibers

Rayonier is a manufacturer of high-performance cellulose fibers with two production facilities in Jesup, GA and Fernandina Beach, FL, which have a combined annual capacity of approximately 740,000 metric tons. These fiber products are sold throughout the world to companies that produce a wide variety of products, including foods, pharmaceuticals, textiles, electronics and various industrial applications. Approximately 61 percent of performance fiber sales are to export customers, primarily in Europe, Asia and Latin America.

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

Absorbent Materials — Rayonier is a producer of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

Wood Products

The Company operates and sells dimension lumber products through three lumber manufacturing facilities in the U.S. In 2005, Rayonier sold its medium-density fiberboard (MDF) business located in New Zealand and, as a result, restated prior years to reflect the operating results of MDF as discontinued operations. See Note 7 — Sale of Medium-Density Fiberboard Business (MDF) for additional information.

Other

Rayonier operates log trading businesses in the Northwest U.S., New Zealand and Chile, including exporting logs from New Zealand and Chile. The Company also purchases and trades lumber and wood products in both domestic and export markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rayonier and its subsidiaries, in which it has a majority ownership or controlling interest. All intercompany balances and transactions are eliminated. For income tax purposes, the Company files two U.S. federal income tax returns, one for REIT operations and a consolidated filing for TRS operations as well as several state, local, and foreign income tax returns.

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

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification and interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007 and is in the process of determining the impact it will have on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements where the FASB requires or permits fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008 and has not yet determined the effect, if any, the adoption of SFAS 157 will have on its results of operations or financial position.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed. FSP AUG AIR-1 is applicable to entities in all industries for fiscal years beginning after December 15, 2006, and must be retrospectively applied. The Company has not yet determined the effect, if any, the adoption of FSP AUG AIR-1 will have on its results of operations or financial position.

The FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106 and 132(R) (SFAS 158), in September 2006. This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. The Statement also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under current pension accounting rules, as well as modifies the timing of reporting. SFAS 158 provides recognition and disclosure elements to be effective for fiscal years ending after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company recognized the funded status of its benefit plans in its Consolidated Balance Sheet as of December 31, 2006. See Note 20 — Employee Benefit Plans for additional information about the impact of SFAS 158 on the Company’s pension and other postretirement plans.

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

Equity Method Investments

The Company accounts for its interest in a New Zealand joint venture (JV) under the equity method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Rayonier does not have a controlling financial interest but exerts significant influence over the JV’s operating and financial policies.

Timber

Costs relating to acquiring, planting and growing of timber including real estate taxes, lease rental payments and site preparation are capitalized. Such accumulated costs attributed to merchantable timber are charged to cost of goods sold at the time the timber is harvested or the timberland is sold, based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Timber is stated at the lower of cost or market value.

Timber Purchase Agreements and Timber-Cutting Contracts

Rayonier purchases timber for use in its Performance Fibers, Wood Products and log trading operations. Timber that will be harvested within one year of the balance sheet date is classified as a current asset with the remainder classified as a non-current asset. Generally, the Company does not have sales contracts that are matched to specific timber purchase agreements; therefore Rayonier evaluates the realizability of timber purchases and timber-cutting contracts based on the estimated aggregate purchase price and harvesting cost of such timber and the sales values to be realized. Losses are recorded in the period that a determination is made that the aggregate costs in a major operating area will not be fully recoverable.

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

In 2006, the Company utilized the accrue-in-advance method within the fiscal year to account for planned annual major maintenance costs during shut down at its two Performance Fibers mills. Effective January 1, 2007, the Company adopted FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, and began utilizing the deferral method to account for these costs. Routine repair and maintenance costs are expensed as incurred. See also the previous discussion included in the New Accounting Standards section of this footnote regarding FSP AUG AIR-1.

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

Financial Instruments

The Company is exposed to various market risks, including changes in interest rates and commodity prices. The Company’s objective is to partially mitigate the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Finance Committee of the Board of Directors and are managed by a senior executive committee, whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into such financial instruments for trading or speculative purposes.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, requires that all derivative financial instruments such as interest rate swap agreements be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Transactions that provide for the forward purchase or sale of raw materials are not included in the financial statements until physical delivery of the product, as these transactions are done in the normal course of business and qualify for treatment as normal purchases and sales under SFAS 133.

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

contract amounts to existing debt or debt expected to be refinanced. The Company’s interest rate swaps qualify as fair value hedges under SFAS 133 and as such the net effect of the swaps is recorded as interest expense. In addition, the Company marks the interest rate swap agreements to market by recording an asset or liability and a corresponding increase or decrease in its long-term debt.

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

Revenue from the sale of timber is recorded when title passes to the buyer. Timber sales in the Southeast U.S. and Northwest U.S. are primarily made on a pay-as-cut basis. These contracts generally require a minimum 15 percent initial payment and title and risk of loss are transferred when the timber is cut.

Real estate sales are recorded when title passes and when full payment or a minimum down payment of 25 percent is received and full collectibility is assured, in compliance with SFAS 66, Accounting for Sales of Real Estate. If a down payment of less than 25 percent is received at closing or if full collectibility is not reasonably assured, the Company records revenue based on the installment method or cost recovery method. The Company follows the same revenue recognition policy when recording intercompany real estate sales from the REIT to the TRS and eliminates these transactions on a consolidated basis.

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

Zealand, approximately sixty-two percent of the log trading sales are exported. New Zealand domestic sales are recorded when the goods are received by the customer and title passes. Revenue on export sales is recorded when the goods are shipped to the customer and title passes.

Revenue is recognized on domestic wood products trading sales when the product arrives at the contracted destination and title passes. Export wood products trading revenue is recognized when the product is shipped and title passes.

Freight and handling costs

Costs for freight and handling are reported in cost of sales.

Environmental Costs

Rayonier expenses environmental costs related to ongoing businesses resulting from current operations. Expenditures that meaningfully extend the life or increase the efficiency of operating assets are capitalized. The Company expenses environmental obligations related to dispositions or discontinued operations from which no current or future benefit is discernible and accrues its obligation to remediate and monitor environmental liabilities. These obligations are projected for a span of up to approximately 20 years and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2007 through 2026, reflects the time in which potential future costs are both estimable and probable and are reviewed annually and adjusted when necessary, based on technological, regulatory or other changes that may affect them. As new information becomes available, the Company will either accrue additional or reverse recorded reserves. Environmental reserves are reflected in current and non-current “Reserves for dispositions and discontinued operations” in the Consolidated Balance Sheet.

Research and Development

Research and development efforts are directed primarily at further developing existing core products and technologies, improving the quality of cellulose fiber grades, absorbent materials and related products, improving manufacturing efficiency, reducing energy needs and developing improved environmental controls. Research activities related to timberland operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve financial returns from timberland assets. Research and development costs are expensed as incurred and aggregated $6 million for both 2006 and 2005 and $7 million in 2004.

Income Taxes

Deferred income taxes are provided using the asset and liability method under the provisions of SFAS 109. Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. U.S. income taxes have not been provided on foreign earnings that the Company intends to permanently reinvest overseas.

Stock-Based Employee Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related Accounting Interpretations thereof, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No compensation expense was recognized in the Consolidated Statements of Income and Comprehensive Income for 2005 or 2004 for stock options under APB 25. The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method, which requires stock-based compensation to be accounted for at fair value.

At December 31, 2006, the Company had two stock-based employee compensation plans. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock and Management Bonus Plan (the 2004 Plan), after shareholder approval was obtained. The 2004 Plan provides for 4.5 million shares to be granted for incentive stock options, non-qualified stock options, stock

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

See Note 19 — Incentive Stock Plans for additional information regarding the Company’s stock-based compensation.

Pension and Postretirement Benefits

Rayonier records pension and postretirement net periodic benefit cost in accordance with SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), and SFAS No. 106(R), Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106(R)). Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, health care cost trends, and longevity and service lives of employees. Management reviews and updates these assumptions periodically. In the Company’s Consolidated Balance Sheet at December 31, 2005, pension and postretirement assets and liabilities were accounted for in accordance with SFAS 87 and SFAS 106(R). Effective December 31, 2006, in accordance with SFAS 158, the Company recognized the overfunded or underfunded status of its pension and postretirement plans as an asset or liability, respectively, in its Consolidated Balance Sheet while recognizing the resulting changes in the asset and liability, net of tax in Accumulated Other Comprehensive Income/(Loss). See Note 20 —Employee Benefit Plans, for additional information about the Company’s pension and postretirement plans.

Reclassifications

Certain 2005 and 2004 amounts have been reclassified to agree with the current year presentation.

3.	SEGMENT AND GEOGRAPHICAL INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS 131: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for HBU. In 2006, the Real Estate segment entered into its first participation agreements with two developers as part of our strategy to move up the real estate value chain. For the first transaction, the Company received and recognized as revenue $10 million in cash at closing and has the option to receive $17.5 million when the property is entitled, or at that time, to convert the balance ($17.5 million) to a participation arrangement where Rayonier would receive a percentage of gross revenue from the sales of home lots. The second transaction was for $28.3 million, of which $22.6 million was received at closing and the remaining $5.7 million will be earned when the purchaser builds and sells homes to third parties. In the future, the real estate segment may also include revenue generated from properties with entitlements and infrastructure improvements. The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels under contract previously in the Timber segment. Allocations of depletion expense and non-cash costs of land sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Operating income/(loss) as presented in the Consolidated Statements of Income and Comprehensive Income, is equal to segment income/(loss). Certain income/(loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains/(losses) from asset dispositions, interest, miscellaneous income/(expense) and income tax (expense)/benefit, are not considered by Company management to be part of segment operations.

In 2005, the Company entered into a joint venture (JV) with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management. The Company’s initial investment in the JV represented a 49.7 percent equity interest. In 2006, the Company reduced its investment in the JV from 49.7 percent to 40 percent. In addition to having an equity investment, the Company provides timberland management services to the JV, for which it receives a fee. The Company’s investment in the JV is included in the Timber segment. See Note 5 — Joint Venture Investment for additional information on the JV.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

In August 2005, the Company sold its MDF business and the operations are shown as discontinued operations. These operations were previously included in the Wood Products segment, which was restated to exclude the operations and assets of MDF for all periods presented.

In 2006, a group of customers under common control represented approximately 11 percent of the Company’s consolidated sales. In 2005, no single customer or group of customers under common control represented 10 percent or more of the Company’s consolidated sales. In 2004, a group of customers under common control represented approximately 11 percent of the Company’s consolidated sales.

Segment information for each of the three years ended December 31, 2006, follows (in millions of dollars):

	Sales
	2006	2005	2004
Timber	$207	$208	$186
Real Estate	112	86	96
Performance Fibers	672	628	582
Wood Products	111	137	126
Other	128	123	174
Corporate and eliminations	—	(1)	(1)

Total	$1,230	$1,181	$1,163

	Operating Income/ (Loss)
	2006	2005	2004
Timber	$90	$87	$72
Real Estate *	89	64	75
Performance Fibers	80	53	47
Wood Products	(3)	16	13
Other	1	1	6
Corporate and eliminations **	(27)	(1)	(40)

Total	$230	$220	$173

*	Operating income includes a charge for the non-cash cost of real estate sold of $12 million, $12 million and $11 million in 2006, 2005 and 2004, respectively.
**	Corporate and eliminations includes a $7.8 million gain on sale of a partial interest in the New Zealand JV in 2006 and a $37.0 million gain on sale of New Zealand timberlands to the JV in 2005.

	Gross Capital Expenditures
	2006	2005	2004
Timber *	$309	$58	$124
Real Estate	21	—	—
Performance Fibers	69	45	47
Wood Products	6	5	5
Other	1	1	1

Total	$406	$109	$177

*	Timber gross capital expenditures include strategic acquisitions of $278 million, $24 million and $89 million in 2006, 2005 and 2004, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	Depreciation, Depletion and Amortization
	2006	2005	2004
Timber	$53	$61	$56
Real Estate	2	4	4
Performance Fibers	73	75	77
Wood Products	7	7	8
Other	—	—	1
Corporate	1	—	—

Total	$136	$147	$146

	Identifiable Assets
	2006	2005
Timber *	$1,255	$1,033
Real Estate	54	30
Performance Fibers	474	460
Wood Products	35	40
Other	29	35
Corporate / Discontinued Operations	116	241

Total	$1,963	$1,839

*	Timber assets as of December 31, 2006 and 2005 include $61 million and $82 million, respectively, for the Company’s equity method investment in the New Zealand JV.

Product Line Information

Sales by product line for each of the three years ended December 31, 2006, were as follows (in millions of dollars):

	Year Ended December 31,
	2006	2005	2004
Timber	$207	$208	$186
Real Estate
Rural	40	42	25
Development	72	42	67
Other	—	2	4

Total Real Estate	112	86	96

Performance Fibers
Cellulose Specialties	499	449	419
Absorbent Materials	173	179	163

Total Performance Fibers	672	628	582

Wood Products	111	137	126
Other	128	123	174
Intersegment Eliminations	—	(1)	(1)

Total Sales	$1,230	$1,181	$1,163

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Geographical Operating Information

Information by geographical operating area for each of the three years ended December 31, 2006, was as follows (in millions of dollars):

	Sales			Operating Income/(Loss)			Identifiable Assets
	2006	2005	2004	2006	2005	2004	2006	2005
United States	$1,182	$1,122	$1,087	$231	$219	$168	$1,863	$1,731
New Zealand	32	49	50	(1)	1	5	91	97
All Other	16	10	26	—	—	—	9	11

Total	$1,230	$1,181	$1,163	$230	$220	$173	$1,963	$1,839

Rayonier’s sales by destination for each of the three years ended December 31, 2006, were as follows (in millions of dollars):

	Sales by Destination
	2006	%	2005	%	2004	%
United States	$777	63	$739	63	$736	63
Europe	167	14	161	14	134	11
Japan	88	7	72	6	80	7
China	79	6	61	5	66	6
Other Asia	37	3	52	4	54	5
Latin America	30	2	37	3	31	3
Canada	21	2	20	2	20	2
New Zealand	19	2	30	2	30	2
All other	12	1	9	1	12	1

Total Sales	$1,230	100	$1,181	100	$1,163	100

The majority of sales to foreign countries are denominated in U.S. dollars.

4.	FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

The Company had no outstanding foreign currency contracts or settlements of foreign currency contracts during 2006.

The qualifying earnings of Rayonier International Financial Services Limited (RIFSL), a wholly owned subsidiary of TRS, were repatriated on August 12, 2005 and October 5, 2005. RIFSL received a $227.8 million New Zealand dollar (NZD) payment on intercompany notes denominated in New Zealand dollars on October 3, 2005. On August 1, 2005, the Company began recording the impact of the fluctuations in the New Zealand dollar in its Consolidated Statements of Income and Comprehensive Income, since Rayonier New Zealand Limited (RNZ), a wholly-owned subsidiary of Rayonier Inc., intended to repay the intercompany notes. Prior to the settlement of these notes, the Company recorded a $2.4 million gain from revaluing the intercompany notes to the September 30, 2005 NZD/USD foreign exchange rate in “Interest and miscellaneous income, net.” In order to minimize the economic exposure from exchange rates, RIFSL entered into a foreign currency forward to hedge the conversion of New Zealand dollars to U.S. dollars. The contract matured on October 3, 2005 and the Company recorded a loss of $2.5 million on this forward currency contract.

In the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2005 and 2004, gains of approximately $0.8 million and $1.7 million, respectively, were recorded on foreign currency contracts primarily reflecting realized gains on matured contracts, plus the time value changes for outstanding contracts. In 2005 and

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

4.	FINANCIAL INSTRUMENTS (Continued)

2004, the gains and losses representing the change in the forward contracts’ time value, which are excluded for purposes of measuring the contracts’ effectiveness, were insignificant and recorded in earnings over the life of the contracts. The gains and losses resulting from these foreign currency contracts are presented in the net losses from the discontinued operations of MDF in the Company’s Consolidated Statement of Income and Comprehensive Income. See Note 7 — Sale of Medium-Density Fiberboard Business (MDF).

At December 31, 2005, the Company had no outstanding New Zealand foreign currency contracts. The largest amount of foreign currency forward contracts outstanding during 2005 totaled $7.5 million.

Interest Rate Swap Agreements

RFR entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable which settles every June 30 and December 31 and matures on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.99 percent rate and qualifies as a fair value hedge under SFAS 133. As such, the net effect from the interest rate swap is recorded as interest expense. The swap increased the Company’s interest expense by $0.8 million and $0.1 million during 2006 and 2005, respectively. The swap reduced the Company’s interest expense by $0.7 million for the year ended December 31, 2004. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at December 31, 2006 and 2005 resulted in a liability of approximately $0.8 million and $1.2 million, respectively, with corresponding decreases in debt.

In addition, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable which also settles every June 30 and December 31 and matures on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap increased the Company’s interest expense by $0.9 million for the year ended December 31, 2006. The swap reduced the Company’s interest expense by $0.1 million and $0.6 million for the years ending December 31, 2005 and 2004, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at December 31, 2006 and 2005 resulted in liabilities of approximately $0.9 million and $1.3 million, respectively with corresponding decreases in debt.

Commodity Swap Agreements

During the years ended December 31, 2006, 2005 and 2004, the Company realized gains of $1.1 million, $3.1 million and $0.5 million, respectively, on fuel oil forward contracts that matured. The mark-to-market valuation on outstanding fuel oil forward contracts at December 31, 2006 and 2005 resulted in a liability of $0.4 million and an asset of $0.8 million, respectively. The mark-to-market adjustments are recorded in “Other operating income/expense.”

During the years ended December 31, 2006, 2005 and 2004, the Company realized a loss of $0.7 million and gains of $0.8 million and $0.1 million, respectively, on natural gas forward contracts that matured. The mark-to-market valuation on outstanding natural gas forward contracts at December 31, 2006 and 2005 resulted in a liability of $0.1 million and an asset of $0.3 million, respectively. The mark-to-market adjustments are recorded in “Other operating income/expense.”

Fair Value of Financial Instruments

At December 31, 2006 and 2005, the estimated fair values of Rayonier’s financial instruments were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Cash and cash equivalents	$40,171	$40,171	$146,227	$146,227
Long-term debt	$(655,447)	$(696,170)	$(555,213)	$(602,217)
Interest rate swap agreements	$(1,773)	$(1,773)	$(2,557)	$(2,557)
Commodity swap agreements	$(483)	$(483)	$1,037	$1,037

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

5.	JOINT VENTURE INVESTMENT

In 2005, the Company entered into a joint venture (JV) arrangement with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management (RREEF), under which the JV purchased approximately 354,000 acres of New Zealand timberlands. The JV used investor capital of approximately $245 million and secured bank debt of approximately $260 million to purchase RNZ’s forests consisting of 118,000 acres for approximately $187 million and 236,000 acres of New Zealand forests and related businesses from Carter Holt Harvey (CHH), an Australasian forest products company, for approximately $301 million. The Company’s initial investment represented a 49.7 percent equity interest in the JV. In addition to having an equity investment, RNZ provides timberland management services to the JV, for which it receives a fee. The sale of RNZ’s forests in 2005 resulted in $65 million in cash proceeds, net of the Company’s investment in the JV, and a $73 million gain, of which $37 million was recognized (based on the proportion of non-Rayonier (outside) interests in the JV on the date of sale) and the remaining $36 million was deferred.

On June 30, 2006, the Company reduced its investment in the JV from 49.7 percent to 40 percent. AMP Capital Investors Limited, a subsidiary of the Australasian corporation AMP Limited, purchased a total interest in the JV of 35 percent, of which 9.7 percent was from RNZ and the remainder from RREEF. The Company received approximately $21.8 million in cash proceeds and recorded an after-tax gain of $6.5 million or $0.08 per common share. The total after-tax gain includes approximately $4.9 million of previously deferred gain from RNZ’s October 3, 2005 timberland sale to the JV.

Rayonier’s investment in the JV is accounted for using the equity method of accounting. Income from the JV is reported in the Timber segment as operating income since the Company manages the forests and its JV interest is an extension of RNZ’s operations. The JV is subject to New Zealand income taxes; however, its timber harvest operations are within the REIT, and therefore the Company generally is not required to pay U.S. federal income taxes on its equity investment income.

A portion of Rayonier’s equity method investment is recorded at historical cost which generates a difference between the book value of the Company’s investment and its proportionate share of the JV’s net assets. The difference represents the Company’s unrecognized gain from RNZ’s sale of timberlands to the JV. The deferred gain will be recognized on a straight-line basis over the estimated number of years the JV expects to harvest from the timberlands.

A rollforward of the Company’s investment in the JV for the year ended December 31, 2006 and from inception on October 3, 2005 through December 31, 2005 follows (in millions):

	December 31, 2006	December 31, 2005
Balance at beginning of period	$81.7	$85.3
Equity in loss of JV	(0.6)	(1.4)
Foreign exchange translation gain (loss)/other	0.2	(0.5)
Interest income*	(6.2)	(1.7)
Partial sale of investment	(13.9)	—

Balance at end of period	$61.2	$81.7

*

The Company records interest income as equity in earnings of the JV with the offset as current interest receivable. The interest receivable as of December 31, 2006 and December 31, 2005 was $1.1 million and $1.7 million, respectively.

Summarized financial information for the JV for the year ended December 31, 2006 and from inception through December 31, 2005, and at December 31, 2006 and 2005 is as follows (in millions):

	Twelve months ended December 31, 2006	Three months ended December 31, 2005
Sales	$140.4	$21.7
Operating income/(loss)	$7.3	$(2.1)
Pretax loss from operations	$(26.6)	$(10.4)
Net loss*	$(17.8)	$(6.9)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

5.	JOINT VENTURE INVESTMENT (Continued)

	December 31, 2006	December 31, 2005**
Current assets	$27.1	$17.6
Timber and timberlands	452.3	463.7
Goodwill	38.7	37.4

Total assets	$518.1	$518.7

Current liabilities	$24.2	$14.9
Noncurrent liabilities	305.5	304.4
Partners’ debt and capital	188.4	199.4

Total liabilities and equity	$518.1	$518.7

*

The Company’s equity interest in the JV’s net losses during the twelve months ended December 31, 2006 and three months ended December 31, 2005 of $7.9 million and $3.4 million, respectively, excludes interest of $6.2 million and $1.7 million, respectively, on debt owed to partners and includes $1.1 million and $0.3 million of deferred gain amortization, respectively.

**	The summarized financial information at December 31, 2005 reflects the final purchase price allocation.

6.	TIMBERLAND ACQUISITIONS

During the fourth quarter of 2006, Rayonier acquired approximately 228,000 acres of timberland located in six states for $272 million. The largest single block of timberland (75,000 acres), located in New York, contains high-value hardwoods and is located close to strong hardwood and veneer markets in the U.S. and Canada. The remaining timberlands, which include timber deeds and leases, are in five Southern states with well-established saw timber and pulpwood markets: Texas, Oklahoma, Arkansas, Alabama and Louisiana. The Southern properties acquired are stocked primarily with loblolly pine. The Company accounted for the acquisitions as asset purchases.

As of December 31, 2006, approximately $41 million of timber deeds, leases and easements acquired in 2006 met the criteria to be classified as “held for sale” in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). These held for sale assets are classified as current assets in the Consolidated Balance Sheet and are accounted for at the lower of the carrying amount or estimated fair value less costs to sell. Approximately $6 million of the held for sale assets are under contract to be sold to the State of New York and the Trust for Public Land by mid-year 2007.

7.	SALE OF MEDIUM-DENSITY FIBERBOARD BUSINESS (MDF)

In August 2005, the Company sold its MDF business located in New Zealand to Dongwha Hong Kong International Limited for approximately $40 million. The impairment loss and the sale resulted in an after-tax loss of $24.1 million. The operations of MDF qualify as discontinued operations in accordance with SFAS 144. The operating results of MDF have been segregated from continuing operations in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2005 and 2004 and there were no assets or liabilities associated with the MDF facility included in the Consolidated Balance Sheet at December 31, 2005. The MDF operations and associated assets were previously reported in the Company’s Wood Products segment.

Operating results of the discontinued operation are summarized below:

	Twelve Months Ended December 31,
	2005	2004
Sales	$31,873	$44,218
Operating loss, including impairment loss	$(35,415)	$(2,966)
Impairment loss, net of income tax benefit of $9,136	$(24,102)	$—
Loss from sale of discontinued operations	$(27)	$—
Net loss from discontinued operations	$(24,956)	$(3,162)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

8.	OTHER ASSETS

The overall net position of the Company’s four pension plans at December 31, 2006 is underfunded; however, three of the Company’s pension plans are overfunded and the resulting pension assets are recorded in Other Assets. Also included are noncurrent deferred income taxes, restricted cash, HBU real estate inventory not expected to be sold within the next 12 months, long-term receivables, manufacturing and maintenance supplies not expected to be utilized within the next 12 months, and other deferred expenses including debt issuance and capitalized software costs.

In order to qualify for like-kind exchange (LKE) treatment, the proceeds from real estate sales must be deposited with a third party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company and reclassified as available cash after 180 days. As of December 31, 2006 and 2005, the Company had $1.2 million and $2.5 million, respectively, of proceeds from real estate sales classified as restricted cash in Other assets, which were deposited with an LKE intermediary.

Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method and totaled $1.0 million for each of the three years 2006, 2005 and 2004. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. Amortization of deferred software costs totaled $1.0 million, $1.0 million, and $1.6 million in 2006, 2005 and 2004, respectively.

9.	INCOME TAXES

The Company is a real estate investment trust (REIT).

General REIT Requirements

As a REIT, if applicable Internal Revenue Code (IRC) requirements are met, only the Company’s taxable REIT subsidiaries are subject to corporate income taxes. However, the Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on property held by the Company upon REIT conversion at January 1, 2004) on taxable sales of such property during the first ten years following the election to be taxed as a REIT. In accordance with SFAS 109, the Company estimated the amount of timberland and other assets that will be sold in taxable transactions within the ten-year built-in gain period and retained deferred tax liabilities for such items. All deferred tax liabilities and assets related to the taxable REIT subsidiaries were also retained.

As a REIT, the Company can be subject to a 100 percent tax on the gain from entering into “prohibited transactions.” The Company believes it did not engage in any prohibited transactions during 2006 and 2005.

Like-Kind Exchanges

Under current law, the built-in gains tax from the sale of REIT property can be eliminated if sales proceeds from relinquished properties are reinvested in similar property within required time periods as required by the Internal Revenue Service (IRS) regarding LKEs, so long as the replacement property is owned at least until expiration of the built-in gain period (ten-year period which began on January 1, 2004). However, this does not restrict the Company’s ability to sell timber on a pay-as-cut basis from such replacement property during the built-in gain period. During 2006, the Company completed LKE transactions for $27.7 million of its timberland real estate sales which resulted in tax benefits of $4.8 million. During 2005, the Company completed LKE transactions for $10.2 million of its timberland real estate sales which resulted in tax benefits of $3.2 million.

Undistributed Foreign Earnings

Prior to March 31, 2004, the Company did not provide for U.S. taxes on all undistributed foreign earnings as it intended to permanently reinvest its undistributed foreign earnings overseas. Following the Company’s conversion to a REIT, this strategy was reevaluated based on a greater likelihood of most future investments being made in U.S. timberlands. Accordingly, during 2004, the Company recognized tax expense on undistributed foreign earnings that it expected to ultimately repatriate. During 2005, the Company repatriated these previously undistributed foreign earnings under the special IRC provisions enacted as part of the American Jobs Creation Act of 2004 and recorded a tax benefit of $25.4 million.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

The Company has non-U.S. operations for which it has undistributed foreign earnings it intends to permanently reinvest overseas. Therefore, no U.S. taxes have been provided on these earnings. The Company intends to reinvest all future foreign earnings.

Tax Audits

In the third quarter of 2006, the Company reached a settlement with the IRS regarding disputed issues for its 2000, 2001 and 2002 tax years, resulting in the reversal of $4.9 million of federal tax liabilities and reserves previously established for these years. As a result of the settlement, the Company has a tax refund receivable at year-end of approximately $8.2 million (plus interest).

During 2005, the Company executed settlement agreements with the IRS regarding disputed issues for its 1996, 1997, 1998 and 1999 tax years. These settlements resulted in the reversal of: (i) $11.2 million of federal and state tax reserves related to tax years 1996 and 1997 and (ii) $7.7 million of federal and state tax reserves related to tax years 1998 and 1999.

Also during 2005, the IRS completed its field examination of taxable years 2000, 2001 and 2002. As a result of the completion of the field examination and “agreed” items, the Company reversed a $3.1 million federal tax reserve. The result of the settlement of the disputed items is disclosed above.

The Company has other matters under review by various taxing authorities, including the examination of tax years 2003 and 2004 by the IRS. The Company believes its reported tax positions are technically sound and its tax reserves at December 31, 2006 adequately reflect the probable resolution of these items. Nevertheless, it is reasonably possible that the final resolution of these matters could result in an additional tax liability of up to $12.5 million above established reserves.

Provision for Income Taxes from Continuing Operations

The components of “Income from continuing operations, before income taxes” consist of U.S. income of $179.2 million, $139.1 million and $111.1 million, and foreign income of $10.9 million, $51.7 million and $15.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The (provision for)/benefit from income taxes from continuing operations consists of the following:

	2006	2005	2004
Current
U.S. federal	$(36,915)	$(25,637)	$(15,755)
State and local	(962)	514	(977)
Foreign	(478)	(5,521)	(2,082)

	(38,355)	(30,644)	(18,814)

Deferred
U.S. federal	19,399	51,845	48,643
State and local	620	660	(86)
Foreign	(719)	(4,913)	3,906

	19,300	47,592	52,463

Total	$(19,055)	$16,948	$33,649

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

Deferred income taxes result from recording revenues and expenses for financial reporting in one period but in different periods for tax reporting purposes. The nature of the temporary differences and the resulting net deferred tax asset (liability) at December 31, 2006 and 2005 are as follows:

	2006	2005
Gross deferred tax assets:
Reserves for dispositions and discontinued operations	$46,292	$50,054
Gains on timberland sales	6,281	7,089
Employee benefits	41,930	23,100
Foreign and state NOL carryforwards	14,750	14,328
State tax credit carryforwards	8,745	10,242
Other	4,469	5,284

	122,467	110,097

Gross deferred tax liabilities:
Accelerated depreciation and depletion	(59,938)	(72,683)
Pension and other employee benefits	(17,268)	(16,766)
Other	(4,113)	(8,591)

	(81,319)	(98,040)
Less: Valuation allowance	(17,486)	(19,020)

Net deferred tax asset/(liability)	$23,662	$(6,963)

Current portion of deferred tax asset	$7,074	$14,056
Noncurrent portion of deferred tax asset	16,588	4,198
Noncurrent portion of deferred tax liability	—	(25,217)

Net deferred tax asset/(liability)	$23,662	$(6,963)

Included in the above table are foreign and state net operating loss (NOL) and state tax credit carryforwards. At December 31, 2006, the Company had New Zealand NOL carryforwards of $19.1 million with an indefinite carryforward period. The Company also had $155.5 million of state NOL carryforwards and $8.7 million of Georgia state tax credit carryforwards. In general, the state NOL and credit carryforwards have an expiration term of 15 years. Because the Company does not expect to realize these state tax benefits, a $17.5 million valuation allowance representing the entire amount of the state tax benefits was recorded as of December 31, 2006. The Company expects to obtain the full benefit of the remaining net deferred tax assets over the period of years that the temporary differences are expected to reverse.

In 2006 and 2005, the Company recorded tax benefits of $4.1 million and $6.2 million, respectively, related to stock-based compensation. These amounts were credited directly to shareholders’ equity and are not included in the consolidated tax provisions.

The effective tax rate, before discrete items, increased from 14.2 percent in 2005, to 16.3 percent in 2006 due to lower tax benefits from foreign operations, partly offset by higher REIT income. The 2005 rate included a $6.5 million tax benefit from the sale of New Zealand timber assets to the JV. The effective tax rate, including discrete items, was 10.0 percent in 2006 compared to an 8.8 percent benefit in 2005. See the reconciliation table below for details of these items.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($22.2 million) and corporate overhead expenses associated with REIT activities ($14.0 million). The Company’s net tax benefit from REIT activities for 2006 was $33.6 million.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

A reconciliation of the income tax provision at the U.S. statutory rate to the reported provision for income taxes follows:

	2006	%	2005	%	2004	%
Income tax (provision)/benefit from continuing operations at U.S. statutory rate	$(66,548)	(35.0)	$(66,797)	(35.0)	$(44,244)	(35.0)
State and local taxes, net of federal benefit	(1,170)	(0.6)	(1,028)	(0.5)	(638)	(0.5)
REIT income not subject to federal tax	33,597	17.7	28,255	14.8	24,506	19.4
Foreign operations *	2,109	1.1	6,896	3.6	4,451	3.5
Tax benefit on U.S. export sales	1,002	0.5	2,560	1.3	2,359	1.8
Permanent differences	122	0.1	257	0.1	856	0.7
Tax credits and other, net	(155)	(0.1)	(214)	(0.1)	(1,671)	(1.3)
Discrete items included in pretax income	—	—	4,920	1.6 **	—	—

Income tax (provision)/benefit from continuing operations before discrete items	(31,043)	(16.3)	(25,151)	(14.2)	(14,381)	(11.4)
Favorable IRS audit settlements, including adjustment of accrued interest expense/income	5,387	2.8	19,837	11.0 **	—	—
Reversal of prior year built-in gain reserve	4,186	2.2	—	—	—	—
Return to accrual adjustment	(291)	(0.2)	(268)	(0.2)	1,376	1.1
Prior year foreign tax credit reserve	(983)	(0.5)	—	—	—	—
Deferred tax adjustments	3,689	2.0	1,462	0.8	—	—
U.S. tax benefit on repatriation of foreign earnings	—	—	25,400	13.3	—	—
Tax on favorable arbitration award	—	—	(2,977)	(1.2)**	—	—
Foreign exchange rate change on U.S. tax from undistributed foreign earnings	—	—	1,600	0.8	(3,000)	(2.4)
Unrealizable New Zealand tax credits for U.S. withholding tax paid	—	—	(2,955)	(1.5)	—	—
Reversal of deferred tax liability—REIT conversion	—	—	—	—	77,854	63.1
U.S. tax on prior undistributed foreign earnings	—	—	—	—	(28,200)	(22.9)

Income tax (provision)/benefit from continuing operations as reported	$(19,055)	(10.0)	$16,948	8.8	$33,649	27.5

*	Primarily from foreign exchange and rate differentials.
**	Adjusted for change in pretax income due to discrete items.

Provision for Income Taxes from Discontinued Operations

In 2006, the Company reduced its environmental reserves by $8.5 million related to its previously closed Southern Wood Piedmont Company (SWP) sites. The closure was originally accounted for as a discontinued operation. In 2005, the Company sold its MDF business located in New Zealand and accounted for it as a discontinued operation. During the years ended December 31, 2005 and 2004, the Company’s pre-tax losses from MDF were $35.4 million and $3.0 million, respectively.

A reconciliation of the income tax provision from discontinued operations at the U.S. statutory rate to the reported provision for income taxes follows:

	2006	%	2005	%	2004	%
Income tax (provision)/benefit from discontinued operations at U.S. statutory rate	$(2,988)	35.0	$12,395	35.0	$1,038	35.0
State and local income tax (provision)/benefit	(213)	2.5	425	1.2	36	1.2
Permanent differences related to foreign exchange rate changes	—	—	(2,361)	(6.7)	(1,270)	(42.8)

Income tax (provision)/benefit from discontinued operations as reported	$(3,201)	37.5	$10,459	29.5	$(196)	(6.6)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

10.	INCOME FROM CONTINUING OPERATIONS AND NET INCOME PER COMMON SHARE

Basic earnings per share (EPS) is calculated by dividing income from continuing operations or net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing income from continuing operations or net income by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares and restricted shares. In 2006 and 2005, the stock options that were excluded from the computation of diluted EPS due to their anti-dilutive effect totaled 423,350 and 26,500, respectively. In 2004, there were no stock options, performance shares or restricted shares that were excluded from the computation of diluted EPS due to their anti-dilutive effect.

The following table provides details of the calculation of basic and diluted EPS from continuing operations, discontinued operations and net income for 2006, 2005 and 2004:

	2006	2005	2004
Income from continuing operations	$171,083	$207,795	$160,063
Income/(loss) from discontinued operations	5,335	(24,956)	(3,162)

Net income	$176,418	$182,839	$156,901

Shares used for determining basic earnings per common share	76,486,690	75,504,800	74,445,864
Dilutive effect of:
Stock options	1,263,194	1,413,135	1,446,683
Performance and restricted shares	408,807	726,317	640,716

Shares used for determining diluted earnings per common share	78,158,691	77,644,252	76,533,263

Basic earnings (loss) per common share:
Continuing operations	$2.23	$2.75	$2.15
Discontinued operations	0.07	(0.33)	(0.04)

Net income	$2.30	$2.42	$2.11

Diluted earnings (loss) per common share:
Continuing operations	$2.19	$2.68	$2.09
Discontinued operations	0.07	(0.32)	(0.04)

Net income	$2.26	$2.36	$2.05

11.	INVENTORY

As of December 31, 2006 and 2005, Rayonier’s inventory included the following:

	2006	2005
Finished goods *	$57,338	$65,214
Work in progress	7,823	8,666
Raw materials	8,496	10,013
Manufacturing and maintenance supplies	1,936	1,652

Total inventory	$75,593	$85,545

*	Includes $2.7 million and $9.9 million of HBU real estate held for sale at December 31, 2006 and 2005, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

12.	DEBT

Rayonier’s debt included the following at December 31, 2006 and 2005:

	2006	2005
Revolving credit facility borrowings at an interest rate of 5.92% at December 31, 2006	$103,000	$—
Installment notes due 2007-2014 at fixed interest rates of 8.29% to 8.64% at December 31, 2006	485,000	485,000
Pollution control and industrial revenue bonds due 2007-2020 at variable interest rates of 4.63% to 6.20% at December 31, 2006	72,770	73,285
Term loans due 2006 at interest rates of 5.67% at December 31, 2005	—	2,795

Subtotal	660,770	561,080
Interest rate swap carrying value	(1,773)	(2,557)

Total debt	658,997	558,523
Less: Current maturities	(3,550)	(3,310)

Long-term debt	$655,447	$555,213

Principal payments due during the next five years and thereafter are as follows:

2007	$121,005
2008	23,885
2009	148,120
2010	660
2011	213,205
Thereafter	153,895

Total Debt	$660,770

In August 2006, the Company entered into a new $250 million unsecured revolving credit facility to replace the previous facility which was scheduled to expire in November 2006. This new facility includes an accordion feature which allows additional borrowing requests over the $250 million, in $25 million increments, up to an aggregate $100 million, provided no default exists. The new facility expires in 2011. The Company had $131 million (excluding the accordion feature) and $235 million of available borrowings at December 31, 2006 and 2005, respectively. The 2006 and 2005 available borrowings have been reduced by $16 million and $15 million of standby letters of credit issued under the facility, respectively. In addition to the credit facility, the Company has on file with the Securities and Exchange Commission, a shelf registration statement to offer $500 million of new public debt and equity securities, of which $247 million was available at December 31, 2006 and 2005.

In 2006, the Company increased its long-term debt by borrowing $100 million under the new revolving credit facility to finance timberland acquisitions. The Company has $113 million of installment notes that will mature on December 31, 2007 which the Company plans to refinance by issuing public debt.

The carrying value of long-term debt was decreased by $1.8 million and $2.6 million, as of December 31, 2006 and 2005, respectively, to reflect the fair market value of the interest rate swaps held. See Note 4 — Financial Instruments for more information.

In connection with the Company’s long term debt and the new $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. The Company’s dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (Covenant FFO) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold. Under a covenant relating to the $485 million of installment notes, RFR may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

12.	DEBT (Continued)

application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At December 31, 2006, the Company is in compliance with all covenants disclosed herein.

The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2006, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at December 31, 2006	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	7.94 to 1	5.44
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.71 to 1	2.29
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	7.31 to 1	4.81
Dividends paid should not exceed 90 percent of Covenant FFO	90%	38%	52%

In addition to the financial covenants listed above, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest of cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During the third quarter of 2006, excess proceeds of approximately $69 million were offered to the note holders, who declined the offer of prepayment, which reset the excess proceeds to zero. As of December 31, 2006 and 2005, the amount of excess proceeds was $10 million and $31 million, respectively.

The previous $250 million unsecured revolving credit facility with a group of banks allowed the parent company, Rayonier Inc. and its subsidiaries, TRS and RFR, to borrow up to a combined total of $250 million. This facility was scheduled to expire in November 2006 but was replaced with a new $250 million unsecured revolving credit facility in August 2006. The Company was in compliance with all covenants under this facility in 2006 and 2005.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

13.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for each of the three years ended December 31, 2006 is shown below. On October 17, 2005, one additional share of common stock was issued for every two shares held to shareholders of record on October 3, 2005. The common share and dividends per share amounts for 2004 shown below have been restated to reflect the 2005 stock split.

				Accumulated Other Comprehensive Income/(Loss)
	Common Shares		Retained Earnings		Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	73,527,474	$364,810	$355,956	$(9,660)	$711,106
Error correction	—	—	7,019	—	7,019

Adjusted Balance, December 31, 2003	73,527,474	$364,810	$362,975	$(9,660)	$718,125
Net income	—	—	156,901	—	156,901
Dividends ($1.49 per share)	—	—	(111,378)	—	(111,378)
Issuance of shares under incentive stock plans	1,438,856	24,323	—	—	24,323
Unrealized loss on hedged transactions	—	—	—	(338)	(338)
Minimum pension liability adjustment	—	—	—	(217)	(217)
Tax benefit on exercise of stock-based compensation	—	4,380	—	—	4,380
Foreign currency translation adjustment	—	—	—	11,611	11,611

Balance, December 31, 2004	74,966,330	$393,513	$408,498	$1,396	$803,407

Net income	—	—	182,839	—	182,839
Dividends ($1.71 per share)	—	—	(129,434)	—	(129,434)
Issuance of shares under incentive stock plans	1,132,390	23,029	—	—	23,029
Cash in lieu of fractional shares	(6,154)	(356)	—	—	(356)
Unrealized loss on hedged transactions	—	—	—	(410)	(410)
Minimum pension liability adjustment	—	—	—	16,323	16,323
Tax benefit on exercise of stock-based compensation	—	6,178	—	—	6,178
Foreign currency translation adjustment	—	—	—	(9,705)	(9,705)

Balance, December 31, 2005	76,092,566	$422,364	$461,903	$7,604	$891,871

Net income	—	—	176,418	—	176,418
Dividends ($1.88 per share)	—	—	(144,049)	—	(144,049)
Issuance of shares under incentive stock plans	801,521	24,689	—	—	24,689
Repurchases of common shares	(14,261)	(560)	—	—	(560)
Minimum pension liability adjustment	—	—	—	13,339	13,339
Impact of adopting SFAS No. 158 (Note 20)	—	—	—	(52,815)	(52,815)
Tax benefit on exercise of stock-based compensation	—	4,143	—	—	4,143
Foreign currency translation adjustment	—	—	—	3,226	3,226

Balance, December 31, 2006	76,879,826	$450,636	$494,272	$(28,646)	$916,262

Subsequent to the issuance of the Company’s financial statements for the quarter ended September 30, 2006, the Company determined that its non-current deferred tax liability related to pensions was overstated by $7.0 million. Since this error originated prior to January 1, 2004, and did not have a material effect on any subsequent financial statement, the Company adjusted beginning Retained Earnings as of December 31, 2003.

The table below summarizes the tax characteristics of the cash dividend paid to shareholders for the years ended December 31, 2006 and 2005:

	2006	2005
Capital gain	$1.88	$1.35
Non-taxable return of capital	—	0.36

Total cash distributions	$1.88	$1.71

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) was comprised of the following as of December 31, 2006 and 2005:

	2006	2005
Foreign currency translation adjustments	$27,292	$24,065
Unrecognized components of pension and post-retirement plans, net of tax	(55,938)	—
Minimum pension liability adjustments, net of tax	—	(16,461)

Total	$(28,646)	$7,604

15.    RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include its Port Angeles, WA mill, which was closed in 1997; SWP, which ceased operations in 1989 except for investigation and remediation activities; Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or other federal or state statutes relating to the investigation and remediation of environmentally-impacted sites, with respect to ten former wood processing sites which are no longer operating.

An analysis of activity in the reserves for dispositions and discontinued operations for the two years ended December 31, 2006 follows:

	December 31, 2006	December 31, 2005
Balance, January 1,	$140,382	$146,054
Expenditures charged to reserves	(9,789)	(8,697)
(Reductions)/additions to reserves	(8,077)	3,025

Balance, end of period	122,516	140,382
Less: Current portion	(10,699)	(12,422)

Non-current portion	$111,817	$127,960

The Company has identified specific reserves for three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as material and requiring separate disclosure. An analysis of the reserve activity for the two years ended December 31, 2006 is as follows:

	Reserve Activity (in millions) as of December 31,
Sites	2004	Expenditures	Revisions to Estimates	2005	Expenditures	Revisions to Estimates *	2006
Augusta, GA	$18.8	$(0.8)	$(0.6)	$17.4	$(0.7)	$(3.1)	$13.6
Spartanburg, SC	18.2	(0.9)	(0.1)	17.2	(0.7)	(2.4)	14.1
East Point, GA	13.8	(0.4)	(0.7)	12.7	(0.5)	(0.8)	11.4
Other SWP sites	80.0	(4.7)	1.4	76.7	(5.6)	(2.4)	68.7

Total SWP	130.8	(6.8)	—	124.0	(7.5)	(8.7)	107.8
Port Angeles, WA	9.0	(1.6)	1.1	8.5	(1.9)	0.6	7.2
All other sites	6.3	(0.3)	1.9	7.9	(0.4)	—	7.5

TOTAL	$146.1	$(8.7)	$3.0	$140.4	$(9.8)	$(8.1)	$122.5

*

Includes $8.5 million reduction in the SWP reserves in 2006 that was recorded in Discontinued Operations, net of income tax expense of $3.2 million in the Consolidated Statements of Income and Comprehensive Income.

A brief description of each of these sites is as follows:

Augusta, Georgia — SWP operated a wood treating plant at this site from 1928 to 1988 and is the only known PRP. The majority of visually contaminated surface soils have been removed, and remediation activities currently consist at this site

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

15.	RESERVES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Continued)

of a groundwater recovery system. The site operates under a 10-year hazardous waste permit issued pursuant to the Resource Conservation and Recovery Act, as amended (RCRA), which expires in 2014. Current cost estimates could change if recovery or discharge volumes increase or decrease drastically, or if changes to current remediation activities are required in the future. Total spending to date at December 31, 2006 was $61.5 million. The Company’s current reserves cover its obligations for remaining remedial and monitoring activities through 2026.

Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989 and is the only known PRP at this site. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone-sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. The cost estimate for this site includes potential remediation of an adjoining area also owned by SWP, which appears to have received runoff from a portion of the former operating plant. Total spending to date at December 31, 2006 was $34.5 million. The Company’s current reserves cover its obligations for remaining remedial and monitoring activities through 2026.

East Point, Georgia — SWP operated a wood preserving facility at this site from 1908 to 1984. This site operates under a 10-year RCRA hazardous waste permit. Active remedial measures are currently ongoing, although limited additional remedial measures may be necessary in the future. Total spending to date at December 31, 2006 was $15.1 million. The Company’s current reserves cover its obligations for remaining remedial and monitoring activities through 2026.

Port Angeles, Washington — Rayonier operated a sulfite dissolving pulp mill on a 70-acre site in Port Angeles, Washington from 1930 to 1997. The mill was dismantled in 1997 and 1998 and was evaluated for CERCLA Superfund listing by the U.S. Environmental Protection Agency (EPA) during the same period. The EPA subsequently deferred listing the site on the Superfund and delegated responsibility for oversight to the State of Washington in May 2000. Mill demolition, extensive investigation and several interim clean up actions for petroleum and PCB contamination have been completed; however, reserves for this site of approximately $7.2 million are required at December 31, 2006 for further remediation and monitoring costs.

Also included in the reserves for the SWP sites are soil remediation costs related to the recycling of 150,000 tons of contaminated soil by a third-party processor in Louisiana. See Note 16 — Contingencies for additional information.

The Company currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2007 and 2008 will be approximately $11 million and $7 million, respectively. Such costs will be charged against reserves for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. The Company believes established reserves are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established reserves. As of December 31, 2006, this amount could range up to $30 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies, and in environmental remediation technology.

The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors, including but not limited to significant changes in discharge or treatment volumes, requirements to perform additional or different remediation, changes in environmental remediation technology, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, a site’s potential for Brownfields (environmentally impacted site considered for re-development), or other similar projects, could accelerate expenditures as well as impact the amount and/or type of remediation required, as could new laws, regulations and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

16.	CONTINGENCIES

Rayonier is engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 15 — Reserves for Dispositions and Discontinued Operations.

The Company has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While we have procured reasonable and customary insurance covering risks normally occurring in connection with our businesses, we have in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers compensation, property insurance, and general liability. In our opinion, these other lawsuits and claims, either individually or in the aggregate, are not expected to have a material effect on our financial position, results of operations, or cash flow.

Legal Proceedings

Between 1985 and 1995, SWP sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor in Louisiana for recycling. The processing facility, referred to as the Marine Shale Processors (MSP) facility, closed in 1995 and has been the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Department of Justice (DOJ), the U.S. Environmental Protection Agency (EPA) and the State of Louisiana, through its Department of Environmental Quality (LDEQ), in United States District Court for the Western District of Louisiana (the Court) against the owner of the processing facility. Also in dispute is disposal liability for approximately 150,000 tons of recycled material from sites operated by SWP that were placed at another site, referred to as the RPI site, which is owned by an affiliate of the owner of the MSP facility. A trial had been scheduled for June of 2006, in which DOJ, EPA and LDEQ were primarily asserting claims for cost recovery under CERCLA in respect of the investigation and remediation of the MSP facility and the RPI site. In advance of the scheduled June 2006 trial date, the Company reached a settlement with DOJ, EPA and LDEQ under which SWP will oversee and pay for certain remedial activities to be performed at the RPI site and pay DOJ and LDEQ $0.2 million. In exchange for these commitments, the Company will receive, among other things, a “covenant not to sue” from DOJ, EPA and LDEQ for any claims relating to the MSP facility and the RPI site, and contribution protection under the applicable provisions of CERCLA against suits by third parties relating thereto. This settlement, which was reflected in a consent decree, was approved by the Court on September 11, 2006. SWP has initiated performance of its remediation obligations under the consent decree. The Company believes that its reserves at December 31, 2006 adequately reflect the probable costs to be incurred through the ultimate completion of the Company’s obligations under the consent decree.

In 1998, EPA and the New Jersey Department of Environmental Protection (DEP) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (Combe). It is alleged that the Company’s former ERD in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered, nonbinding alternative dispute resolution process is ongoing and in March of 2006 a court-appointed neutral issued a report and recommendations. The Company believes that its reserves at December 31, 2006 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

In the third quarter of 2005, the Company advised the Environmental Protection Division of the Georgia Department of Natural Resources (EPD) of the results of certain testing undertaken by the Company at its Jesup, Georgia mill. This testing related to potential non-capture of certain methanol emissions during a particular stage of the mill’s pulp manufacturing process. The potential non-capture at issue appears to have taken place during portions of three years between 2001 and 2004. While the Company’s position is that no applicable law or regulation has been violated, EPD was voluntarily notified by the Company. No notices of violation or citations were issued by EPD. On September 13, 2006, the Company and EPD entered into a consent decree under which, without admitting any liability, the Company agreed to pay a penalty of $100,000 and received credit for performance of an environmental project. On September 29, 2006, EPD issued a letter indicating that all requirements of the consent decree had been completed.

In 2004, the Company and the Board of Assessors of Wayne County, Georgia (the County) executed an agreement which, among other things, provided that the parties would resolve a property tax dispute relating to the Jesup mill property for the tax years 2002 to 2004 through binding arbitration, and the arbitration agreement was approved by the Georgia Superior Court (the Court). On September 10, 2005, after completion of a six-day arbitration, the arbitrators ruled in favor of the Company, which

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

16.	CONTINGENCIES (Continued)

resulted in the County owing the Company a refund of approximately $5.1 million for excess taxes paid. Additionally, the decision would have allowed the Company to reverse its $2.8 million accrued property tax balance. In December 2005, the County filed motions with the Court claiming that it did not have the power and authority to enter into the arbitration agreement with Rayonier, and that the arbitrators’ decision should be vacated. On March 24, 2006, the Court upheld the validity of the arbitration agreement (with the exception of one provision governing the calculation of certain future years’ taxes, which does not affect the amount of the refund for 2002 to 2004 tax years), and confirmed the decision rendered by the panel of arbitrators. The County filed an appeal of the Court’s decision. In July, the Company and the County reached an agreement in principle to resolve this dispute, subject to mutual agreement on final documentation. In November 2006, an agreement settling the dispute was executed by all parties and the settlement was approved by the Wayne County Commission and Board of Assessors. The agreement, among other things, establishes a fair market value assessment for the mill and research and development facility for each of the years 2002 through 2006, and a framework for computing the fair market value of these properties for years 2007 through 2011. In addition, the Company agreed to reduce the amount of the refund owed to the Company to $3.2 million and forego collection so long as the County complied with the terms of the agreement. Based on this agreement and in compliance with SFAS No. 5, Accounting for Contingencies, the Company reversed previously accrued property taxes of approximately $4.9 million during 2006.

Environmental Matters

The Company is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, RCRA, CERCLA and similar state laws and regulations. Management closely monitors its environmental responsibilities, and believes that the Company is in substantial compliance with current environmental requirements. Notwithstanding Rayonier’s current compliance status, many of its operations are subject to stringent and constantly evolving environmental requirements which are often the result of legislation, regulation and negotiation. As such, contingencies in this area include, without limitation:

•

The Company’s manufacturing facilities operate in accordance with various permits, which often impose operating conditions that require significant expenditure to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions, which could adversely affect our operations.

•

As environmental laws, regulations and related judicial decisions and administrative interpretations change, our operations may be affected. For example, at our Performance Fibers mills, implementation of the EPA’s 1998 “Cluster Rules” (parallel rulemaking for air and water-based technology discharge limits for pulp and paper mills) with respect to certain portions of dissolving pulp mills has been delegated to the respective states, and since they have not yet been proposed, the timing and ultimate costs are uncertain.

•

In our forestry operations, federal, state and local laws and regulations intended to protect threatened and endangered species, as well as wetlands and waterways, limit, and in some cases may prevent, timber harvesting, road construction and other activities on private lands. For example, Washington has amongst the most stringent forestry laws and regulations in the country.

•	Over time, the complexity and stringency of environmental laws and regulations have increased markedly, and in general, management believes this trend will continue.

Given all of these contingencies, it is the opinion of management that substantial expenditures will be required over the next ten years in the area of environmental compliance.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

17.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of December 31, 2006, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$79,136	$61,410
Guarantees (2)	111,850	103,096
Surety bonds (3)	8,498	1,657

Total financial commitments	$199,484	$166,163

(1)

Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2007 and are typically renewed as required.

(2)

In conjunction with the sale of RNZ’s timberlands to the JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaulted on the bond, the Company would then have to perform. As of December 31, 2006, four annual payments, of $1.2 million each, remain. This guarantee expires in 2010.

In conjunction with the sale of its New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. In late 2003, the buyer defaulted on its loan payments to its creditors and went into receivership with the 2004 obligation paid by the receiver. The property was then re-sold. The new owner is the primary obligor and has posted a bank performance bond with the New Zealand government. If the new owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bank pursuant to the bond. If the owner’s bank defaults on the bond, the Company would have to perform under the guarantee and seek legal redress from the owner. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of December 31, 2006, one annual payment, estimated at $1.5 million, remains. This guarantee expires in 2007.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company entered into a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At December 31, 2006 and 2005, the Company had a liability of $43 thousand to reflect the fair market value of its obligation to perform under the make-whole agreement.

In August 2006, the Company entered into a new $250 million unsecured revolving credit facility to replace the previous facility which was scheduled to expire in November 2006. In conjunction with the new credit facility, Rayonier continues to guarantee the borrowings of RFR and TRS. Additionally, TRS continues to guarantee the borrowings of Rayonier Inc. At December 31, 2006, there were $103 million outstanding borrowings covered by these guarantees.

(3)

Rayonier has issued surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2007 and are renewed as required.

18.	COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $3.7 million, $4.1 million, and $4.1 million in 2006, 2005 and 2004, respectively. The Company also has long-term leases on certain timberlands in the Southern U.S. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally non-cancelable and require minimum annual rental payments. Total expense for long-term leases and deeds on timberlands amounted to $5.4 million, $5.3 million, and $5.6 million in 2006, 2005, and 2004, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

18.	COMMITMENTS (Continued)

At December 31, 2006, the future minimum payments under non-cancelable operating and timberland leases, including commitments for deeds and leases held for sale (see Note 6 — Timberland Acquisitions) were as follows:

	Operating Leases	Timberland Leases*	Timber Deeds & Leases Held for Sale	Total
2007	$2,973	$5,241	$1,581	$9,795
2008	2,656	5,238	1,586	9,480
2009	1,945	5,119	1,292	8,356
2010	1,814	5,107	1,292	8,213
2011	662	5,047	1,292	7,001
Thereafter through 2036	2,757	68,999	8,570	80,326

	$12,807	$94,751	$15,613	$123,171

*	The majority of timberland leases are subject to escalation clauses based on either the Consumer Price Index or Producer Price Index.

19.	INCENTIVE STOCK PLANS

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method, which requires stock-based compensation to be accounted for at fair value. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method under APB No. 25, Accounting for Stock Issued to Employees (APB 25), and related Accounting Interpretations thereof, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). No compensation expense was recognized in the Consolidated Statements of Income and Comprehensive Income during the years ending December 31, 2005 and 2004 for stock options under APB 25.

At December 31, 2006, the Company had two stock-based employee compensation plans. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. Effective January 1, 2004, the Company adopted the 2004 Rayonier Incentive Stock and Management Bonus Plan (the 2004 Plan). The 2004 Plan provides for 4.5 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The Company has issued non-qualified stock options, performance shares and restricted stock under both of the plans. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.

Summary of Impact of SFAS No. 123(R)

Total compensation cost recorded in “Selling and general expenses” for stock-based compensation was $12.1 million, $11.7 million and $9.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the compensation cost for the year ended December 31, 2006 was $0.8 million related to stock option awards for retirement eligible employees that were granted prior to the adoption of SFAS No. 123(R), which is being recognized over a three-year vesting period. All stock option awards to retirement eligible employees subsequent to the adoption of SFAS No. 123(R) are expensed immediately. The $12.1 million stock-based compensation expense recorded in 2006 includes $4.2 million for stock options, of which $1.5 million was for stock options granted to retirement-eligible employees.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	INCENTIVE STOCK PLANS (Continued)

The Company’s pre-tax income for the year ended December 31, 2006 is $1.2 million below what would have been reported under APB 25. The following table illustrates the impact SFAS 123(R) has had on the Company’s net income and earnings per share by excluding SFAS 123(R) stock-based compensation expense and including the expense that would have been recorded under APB 25:

Twelve Months Ended December 31, 2006
Net income, as reported	$176,418
Adjustment to reflect APB 25 stock-based compensation expense, net of related tax effects	936

Pro forma net income	$177,354

Earnings per share:
Basic, as reported	$2.30
Basic, pro forma	$2.31

Diluted, as reported	$2.26
Diluted, pro forma	$2.27

Tax benefits recognized related to stock-based compensation expense for the years ended December 31, 2006 and 2005 were $2.8 million and $2.6 million, respectively.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from stock-based compensation as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the $4.1 million of cash flows resulting from tax benefits in excess of the compensation cost recognized (excess tax benefits) in 2006 to be classified as a financing activity.

On November 10, 2005, the FASB issued FSP 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which provides a practical transition election for calculating the pool of excess income tax benefits. In 2006, the Company elected to adopt the simplified method presented in this FSP for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123(R).

Pro Forma Disclosures for the Years Ended December 31, 2005 and 2004

Pursuant to the requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), the Company continues to provide the following disclosure for income statement periods presented prior to the adoption of SFAS 123(R). The following table provides a reconciliation for the years ended December 31, 2005 and 2004 that adds back to reported net income the recorded expense under APB 25, net of related income tax effects, deducts the total fair value expense under SFAS 123, net of related income tax effects, and shows the reported and pro forma earnings per share amounts:

	Twelve Months Ended
	December 31, 2005	December 31, 2004
Net income, as reported	$182,839	$156,901
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	8,823	7,229
Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(8,085)	(7,254)

Pro forma net income	$183,577	$156,876

*Earnings per share:
Basic, as reported	$2.42	$2.11
Basic, pro forma	$2.43	$2.11

Diluted, as reported	$2.36	$2.05
Diluted, pro forma	$2.36	$2.05

*	Earnings per share amounts for 2004 have been restated to reflect the three-for-two stock split on October 17, 2005.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	INCENTIVE STOCK PLANS (Continued)

Fair Value Calculations by Award

Restricted Stock

Restricted stock granted under the 1994 and 2004 Plans generally vests upon completion of a three-year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. During 2006, 2005 and 2004, 16,761, 30,000, and 45,000 restricted shares were granted at a weighted average price of $39.61, $34.06, and $28.98, respectively, per share. As of December 31, 2006, there was $0.8 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 0.6 years. The total intrinsic value of restricted stock outstanding was $3.8 million, $4.7 million and $3.9 million at December 31, 2006, 2005 and 2004, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2006, 2005 and 2004 was $0.8 million, $0.7 million and $0.8 million, respectively. During the year ended December 31, 2006, the Company canceled 8,217 common shares to pay the minimum withholding tax requirements on the participants’ behalf.

A summary of the non-vested shares related to the Company’s restricted stock plans as of and for the year ended December 31, 2006 is presented below:

	2006
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	75,000	$31.01
Granted	16,761	$39.61
Vested	(30,000)	$27.72

Non-vested Restricted Shares at December 31,	61,761	$34.94

Performance Shares

The Company’s performance shares generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon total shareholder return versus selected peer group companies. Under APB 25, the Company’s performance shares were expensed using the closing market price of the Company’s common stock at each reporting date, adjusted for an estimate of the ultimate number of shares to be issued. Under SFAS 123(R), the performance share payout is based on a market condition, as such, awards granted after January 1, 2006 are valued by an independent third party using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date and compensation expense is not subsequently adjusted for the number of shares that are ultimately awarded. The fair value of awards granted prior to 2006 is equal to the share price of the Company’s stock on the date of grant adjusted for an estimate of the ultimate number of shares to be issued. The 1994 and 2004 Plans allow for the cash settlement of performance share awards to pay the minimum required withholding tax.

During the years ended December 31, 2006 and 2005, $3.9 million and $2.2 million in cash was used to pay the minimum withholding tax requirements in lieu of receiving common shares, respectively. In 2006, 2005 and 2004, 259,000, 231,788 and 209,925 common shares of Company stock were reserved for contingent performance shares, with grant-date fair values of $36.25, $32.27, and $27.72, respectively. As of December 31, 2006, there was $5.8 million of unrecognized compensation cost related to the Company’s performance share awards. This cost is expected to be recognized over a weighted average period of 1.6 years. The total intrinsic value of outstanding performance shares at December 31, 2006, 2005, and 2004 was $23.2 million, $24.5 million and $19.0 million, respectively. The total fair value of shares that vested during the years ended December 31, 2006, 2005 and 2004 was $5.8 million, $5.1 million and $3.3 million, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	INCENTIVE STOCK PLANS (Continued)

Expected volatility, dividend yield and beta were estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The following chart provides a tabular overview of the assumptions used by an independent third party in calculating the fair value of the awards granted in 2006:

2006
Expected volatility	21.2%
Expected market risk-premium	8.5%
Dividend yield	4.4%
Risk-free rate	4.4%
Beta	0.92

A summary of the status of the Company’s outstanding performance share plans as of and for the year ended December 31, 2006 is presented below:

	2006
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding Performance Shares at January 1,	614,795	$24.05
Granted	148,000	$36.25
Shares Distributed	(272,420)	$17.22
Performance Adjustment	74,172	$32.27

Outstanding Performance Shares at December 31,	564,547	$31.62

Non-Qualified Employee Stock Options

The exercise price of each non-qualified stock option granted under both the 1994 and 2004 plans is equal to the closing market price of the Company’s stock on the date of grant. Under the 1994 plan, the maximum term is 10 years and two days from the date of grant while under the 2004 Plan; the maximum term is 10 years from the grant date. Awards vest ratably over three years. Under APB 25, no compensation expense was recorded for stock options. Under SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility for each grant and is calculated using the change in the daily market price of the Company’s common stock over the expected life of the award. The expected life is based on prior exercise behavior. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis. The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31:

	2006	2005	2004
Expected volatility	30.2%	31.0%	31.8%
Dividend yield	4.6%	5.1%	5.4%
Risk-free rate	4.3%	3.9%	3.8%
Expected life (in years)	6.3	6.7	6.7
Fair value per share of options granted	$9.03	$6.62	$5.47
Fair value of options granted (in thousands of dollars)	$3,600	$3,484	$1,272

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	INCENTIVE STOCK PLANS (Continued)

A summary of the status of the Company’s stock option plans as of and for the year ended December 31, 2006 is presented below:

	2006
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1,	3,687,958	$20.50
Granted	398,650	$41.32
Exercised	(611,429)	$17.62
Canceled	(5,925)	$33.91

Options outstanding at December 31,	3,469,254	$23.38	5.8	$61,429

Options vested and expected to vest as of December 31,	3,431,666	$23.24	5.8	$61,222

Options exercisable at December 31,	2,683,987	$19.51	5.0	$57,814

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $14.7 million, $18.9 million and $17.5 million, respectively. The total fair value of options that vested during the years ended December 31, 2006, 2005 and 2004 was $2.9 million, $3.4 million and $4.1 million, respectively. As of December 31, 2006, there was $2.4 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

The FASB issued SFAS 158 in September 2006. This Statement requires recognition of an entity’s over (under) funded status of defined benefit plans in the statement of financial position. The Statement also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under current pension accounting rules. On December 31, 2006, the Company recognized the net underfunded status of its defined benefit pension plans in the Consolidated Balance Sheet.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

The following table illustrates the incremental effect of adopting SFAS 158 on individual line items in the Company’s Consolidated Balance Sheet at December 31, 2006:

Consolidated Balance Sheet Description	Before Adoption of SFAS 158	Adjustment	After Adoption of SFAS 158
Assets
Other assets	$52,392	(34,946)	$17,446
Total Assets	$1,997,828	(34,946)	$1,962,882

Liabilities
Accrued payroll and benefits liability	$—	4,073	$4,073
Deferred income tax liability (asset) *	$10,247	(22,870)	$(12,623)
Pension and other postretirement benefits liability	$35,542	36,666	$72,208

Shareholders’ Equity
Accumulated other comprehensive income (loss)	$(3,123)	(52,815)	$(55,938)
Total Shareholders’ Equity	$969,077	(52,815)	$916,262
Total Liabilities and Shareholders’ Equity	$1,997,828	(34,946)	$1,962,882

*

In compliance with SFAS No. 109, Accounting for Income Taxes, the Company nets its deferred tax assets and deferred tax liabilities. This table presents only the portion of net deferred taxes related to the pension and postretirement plans.

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

The following tables set forth the change in projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the years ended December 31:

	Pension		Postretirement
	2006	2005	2006	2005
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$244,057	$215,850	$40,073	$37,642
Service cost	7,408	6,973	640	613
Interest cost	13,988	13,173	2,470	2,157
Actuarial (gain) loss	(3,278)	15,760	(587)	3,988
Plan amendments	—	2,333	5,520	—
Benefits paid	(11,120)	(10,032)	(2,762)	(4,327)

Projected benefit obligation at end of year	$251,055	$244,057	$45,354	$40,073

Change in Plan Assets
Fair value of plan assets at beginning of year	$205,775	$169,394	$—	$—
Actual return on plan assets	30,762	19,421	—	—
Employer contributions	12,588	27,497	2,762	4,327
Benefits paid	(11,120)	(10,032)	(2,762)	(4,327)
Other expense	(431)	(505)	—	—

Fair value of plan assets at end of year	$237,574	$205,775	$—	$—

Reconciliation of Funded Status at End of Year
Funded status	$(13,481)	$(38,282)	$(45,354)	$(40,073)
Unrecognized prior service cost	N/A	10,533	N/A	3,149
Unrecognized actuarial net loss	N/A	66,640	N/A	20,751
Unrecognized net transition asset	N/A	—	N/A	—

Net prepaid /(accrued) benefit cost	$(13,481)	$38,891	$(45,354)	$(16,173)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Noncurrent assets	$17,446	$49,777	$—	$—
Current liabilities	(779)	—	(3,294)	—
Noncurrent liabilities	(30,148)	(33,414)	(42,060)	(16,173)
Intangible asset	N/A	1,337	N/A	—
Accumulated other comprehensive loss	N/A	21,191	N/A	—

Net amount recognized	$(13,481)	$38,891	$(45,354)	$(16,173)

Actuarial gains or losses and prior service costs or credits that have not yet been included in pension expense as of December 31, 2006 have been recognized as a component of ending AOCI as follows:

	Pension	Postretirement
	2006	2006
Prior service cost	$(9,036)	$(7,892)
Net losses	(43,933)	(18,855)
Deferred income benefit	15,250	8,528

AOCI	$(37,719)	$(18,219)

The accumulated benefit obligation for all of the Company’s defined benefit plans was $232,902 and $224,962 at December 31, 2006 and 2005, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the years ended December 31:

	2006	2005
Benefit obligation	$66,599	$131,777
Accumulated benefit obligation	$16,933	$112,682
Fair value of plan assets	$—	$87,017

The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$7,409	$6,973	$6,861	$640	$613	$607
Interest cost	13,988	13,173	12,202	2,470	2,157	1,950
Expected return on plan assets	(16,562)	(14,298)	(13,095)	—	—	—
Amortization of prior service cost	1,497	1,421	1,504	777	283	283
Amortization of losses	5,659	4,791	3,141	1,310	1,040	745
Amortization of transition asset	—	—	(2)	—	—	—

Net periodic benefit cost	$11,991	$12,060	$10,611	$5,197	$4,093	$3,585

Additional Information

	Pension
	2006	2005	2004
(Decrease)/increase in minimum liability included in accumulated other comprehensive income/(loss), net of tax	$(13,339)	$(16,323)	$217

The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost in 2007 are $4.0 million and $1.5 million, respectively. The estimated pre-tax net loss and prior service cost for the defined benefit postretirement plans that will be amortized from AOCI into net periodic benefit cost in 2007 are $1.3 million and $0.8 million, respectively.

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension		Postretirement
	2006	2005	2006	2005
Assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	4.50%	4.50%	—	—
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected long-term return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

At December 31, 2006, the plans’ discount rate increased from 5.75 percent to 6.0 percent, which closely approximates interest rates on high quality, long-term obligations. Effective January 1, 2007, the expected return on plan assets remained at 8.5 percent which is based on historical long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return since the Company’s spin-off from ITT in 1994. The Company’s external consultants utilize this information in developing assumptions for returns, risks and correlation of asset classes which is then used to establish the asset allocation ranges.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2006	2005
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2012	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$84	$(73)
Accumulated postretirement benefit obligation	$977	$(857)

Investment of Plan Assets

The Company’s pension plans’ asset allocation at December 31, 2006 and 2005, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2006	2005
Domestic Equity Securities	39.1%	39.9%	40-45%
International Equity Securities	27.3%	27.3%	20-30%
Domestic Fixed Income Securities	25.1%	25.0%	25-30%
International Fixed Income Securities	4.6%	4.3%	4-6%
Real Estate	3.9%	3.5%	2-4%

Total	100%	100%

The Rayonier Pension Fund Trust and Investment Committee and the Finance Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various styles will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2006 and 2005.

Cash Flows

Expected benefit payments in future years are as follows:

	Pension Benefits	Postretirement Benefits
2007	$11,574	$3,294
2008	$12,358	$3,347
2009	$13,274	$3,300
2010	$14,238	$3,424
2011	$15,118	$3,525
2012 -2016	$90,301	$17,762

The Company anticipates making discretionary pension contributions of approximately $10 million in 2007.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

Defined Contribution Plans

The Company also provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $2.6 million, $2.5 million, and $2.5 million in 2006, 2005 and 2004, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $73.2 million and $77.7 million at December 31, 2006 and 2005, respectively.

The Company closed enrollment in its pension and postretirement medical plans to salaried employees hired after December 31, 2005. These salaried employees are immediately eligible to participate in the Company’s 401(k) plan and receive an enhanced contribution. Company contributions charged to expense in 2006 related to this enhancement totaled $0.1 million.

21.	QUARTERLY RESULTS FOR 2006 and 2005 (UNAUDITED)

(Thousands of dollars, except per share amounts)	Quarter Ended								Total Year
	March 31		June 30		Sep. 30		Dec. 31
2006
Sales	$277,153		$312,122		$312,029		$328,503		$1,229,807
Operating Income	37,299		58,745	(1)	65,748		67,804	(2)	229,596
Net Income	23,304		42,778	(1)	55,036		55,300	(2)	176,418
Basic EPS	0.31		0.56		0.71		0.72		2.30
Diluted EPS	0.30		0.55		0.70		0.71		2.26
2005*
Sales	$274,972		$290,287		$299,537		$315,912		$1,180,708
Operating Income	47,308		48,902		50,955		72,995	(6)	220,160
Net Income	34,459	(3)	16,876	(4)	75,018	(5)	56,486	(6)	182,839
Basic EPS	0.46		0.22		0.99		0.75		2.42
Diluted EPS	0.45		0.22		0.96		0.73		2.36

*	First quarter 2005 sales and operating income have been restated to exclude the MDF discontinued operation.
(1)	Second quarter 2006 included a $7.8 million pre-tax ($6.5 million after-tax) gain from the sale of a portion of the New Zealand JV.
(2)

Fourth quarter 2006 included a $4.9 million pre-tax gain ($3.1 million after-tax gain) from a property tax settlement and a tax benefit for prior years’ IRS audit settlement and adjustment to deferred taxes of $5.1 million.

(3)	First quarter 2005 included a tax benefit for prior years’ IRS audit settlement of $9.5 million.
(4)	Second quarter 2005 included tax benefit for prior years’ IRS audit settlement of $7.2 million and a loss on discontinued operations of $24.7 million.
(5)

Third quarter 2005 included a tax benefit of $25.8 million associated with the repatriation of foreign earnings; tax benefits and adjustment of accrued interest expense/income of $8.2 million resulting from IRS audit settlements; and a favorable non-operating income adjustment of $5.2 million resulting from an arbitration award.

(6)	Fourth quarter 2005 included a $37.0 million pre-tax ($30.5 million after-tax) gain on the sale of New Zealand timberlands to the JV.

22.	SUBSEQUENT EVENT

Northwest U.S. Wood Products Trading Operations

In February 2007, the Company decided to close its wood products trading business, International Wood Products (IWP), headquartered in Portland, Oregon. IWP is part of the Company’s Other segment operations. Management expects the closure to be completed in the second quarter of 2007, which will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Dividend Declaration

On February 27, 2007, the Company announced a first quarter dividend of 47 cents per share payable March 30, 2007, to shareholders of record on March 9, 2007.

RAYONIER INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2006, 2005, and 2004

(In Thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions (1)	Balance at End of Year
Year ended December 31, 2006
Allowance for doubtful accounts	$1,158	$(604)	$6	$560
Maintenance accrual	—	17,127	(17,127)	—

Total	$1,158	$16,523	$(17,121)	$560

Year ended December 31, 2005
Allowance for doubtful accounts	$1,271	$298	$(411)	$1,158
Maintenance accrual	—	10,608	(10,608)	—

Total	$1,271	$10,906	$(11,019)	$1,158

Year ended December 31, 2004
Allowance for doubtful accounts	$2,225	$57	$(1,011)	$1,271
Maintenance accrual	1,526	17,275	(18,801)	—

Total	$3,751	$17,332	$(19,812)	$1,271

(1)	Primarily collections, payments and adjustments to required reserves.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Accounting Officer

February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ W. L. NUTTER W. L. Nutter (Principal Executive Officer)	Chairman of the Board, President, Chief Executive Officer and Director	February 27, 2007

/S/ CARL E. KRAUS Carl E. Kraus (Principal Financial Officer)	Senior Vice President, Finance	February 27, 2007

/S/ HANS E. VANDEN NOORT Hans E. Vanden Noort (Principal Accounting Officer)	Senior Vice President and Chief Accounting Officer	February 27, 2007

* C. David Brown, II	Director

* Ronald M. Gross	Director

* James H. Hance, Jr.	Director

* Richard D. Kincaid	Director

* Paul G. Kirk, Jr.	Director

* Thomas I. Morgan	Director

* Katherine D. Ortega	Director

Signature	Title	Date

* Carl S. Sloane	Director

* Lee M. Thomas	Director

* Ronald Townsend	Director

*By:	/s/ HANS E. VANDEN NOORT	February 27, 2007
Hans E. Vanden Noort Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Contribution, Conveyance and Assumption Agreement dated December 18, 2003 by and among Rayonier Inc., Rayonier Timberlands Operating Company, L.P., Rayonier Timberlands, L.P., Rayonier Timberlands Management, LLC, Rayonier Forest Resources, LLC, Rayland, LLC, Rayonier TRS Holdings Inc., Rayonier Minerals, LLC, Rayonier Forest Properties, LLC, Rayonier Wood Products, LLC, Rayonier Wood Procurement, LLC, Rayonier International Wood Products, LLC, Rayonier Forest Operations, LLC, Rayonier Properties, LLC and Rayonier Performance Fibers, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s June 30, 2004 Form 10-Q

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s May 24, 2006 Form 8-K

4.1	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

4.2	Form S-4 Registration Statement	Incorporated by referenced to the Registrant’s April 26, 2004 S-4 Filing

4.3	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant’s May 6, 2004 S-4/A Filing

10.1	Rayonier 1994 Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2006 Form 10-Q

10.2	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.3	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan)*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2005 Form 10-Q

10.4	Rayonier Investment and Savings Plan for Salaried Employees*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.5	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001*	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002*	Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2003 Form 10-K

10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2003 Form 10-K

10.9	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003*	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2003 Form 10-K

10.10	Form of Indemnification Agreement between Rayonier Inc. and its Directors and Officers*	Filed herewith

Exhibit No.	Description	Location

10.11	Rayonier Inc. Excess Benefit Plan*	Incorporated by reference to Exhibit 10.10 to the Registrant’s December 31, 1993 Form 10-K

10.12	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.13	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 1995 Form 10-K

10.14	Rayonier Inc. Excess Savings and Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 1997 Form 10-K

10.15	Rayonier 2004 Incentive Stock and Management Bonus Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2006 Form 10-Q

10.16	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.17	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

10.18	Description of 2004 Rayonier Incentive Stock and Management Bonus Plan Performance Share Awards*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2003 Form 10-K

10.19	Split-Dollar Life Insurance Agreement dated June 22, 1994 between Rayonier Inc. and Ronald M. Gross*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 1994 Form 10-Q

10.20	Amendment to Split-Dollar Life Insurance Agreement, dated July 22, 1997*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1997 Form 10-K

10.21	Deferred Compensation / Supplemental Retirement Agreement dated June 28, 1994 between Rayonier Inc. and Ronald M. Gross*	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 1994 Form 10-Q

10.22	Amendment to Deferred Compensation / Supplemental Retirement Agreement, dated July 22, 1997*	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1997 Form 10-K

10.23	Consulting Agreement dated October 19, 1998 between Rayonier Inc. and Ronald M. Gross*	Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 1998 Form 10-K

10.24	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Filed herewith

10.25	Change in Control Agreement for W. Lee Nutter.*	Incorporated by reference to Exhibit 10.23 to the Registrant’s September 30, 2001, Form 10-Q

10.26	Retention Agreement dated March 21, 2006 with Paul G. Boynton*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 24, 2006 Form 8-K

10.27	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.28	Trust Agreement for the Rayonier Inc. Supplemental Senior Executive Severance Pay Plan and the Change in Control Agreement for W. Lee Nutter Executive Severance Trust*	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K

10.29	Description of Rayonier Key Executive Insurance Program f/k/a Rayonier Split-Dollar Life Insurance/Deferred Compensation Retention Benefit Program*	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2002 Form 10-K

10.30	Annual Corporate Bonus Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 3, 2006 Form 8-K

Exhibit No.	Description	Location

10.31	Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests	Incorporated by reference to Exhibit 10.38 to the Registrant’s June 30, 2005 Form 10-Q

10.32	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant’s June 30, 2005 Form 10-Q

10.33	Description of Rayonier 2006 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s December 14, 2005 Form 8-K

10.34	Five Year Revolving Credit Agreement among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Forest Resources, L.P. as borrowers, and the lenders and issuing banks from time to time parties thereto	Incorporated by reference to Exhibit 10.1 of the Registrant’s August 10, 2006 Form 8-K

12	Statements re computation of ratios	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Co-Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Co-Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan.