Form 10-Q
period 2007-03-31
RAYONIER INC
filed 2007-04-26
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 20, 2007, there were outstanding 77,424,198 Common Shares of the Registrant.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
SALES	$299,729	$277,153

Costs and Expenses
Cost of sales	231,742	224,254
Selling and general expenses	15,845	16,184
Other operating income, net	(2,995)	(1,230)

	244,592	239,208
Equity in income (loss) of New Zealand joint venture	23	(749)

OPERATING INCOME	55,160	37,196
Interest expense	(13,619)	(12,189)
Interest and miscellaneous income, net	1,013	2,199

INCOME BEFORE INCOME TAXES	42,554	27,206
Provision for income taxes	(7,474)	(3,966)

NET INCOME	35,080	23,240

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(857)	(7,667)
Amortization of pension and postretirement costs	1,324	—

COMPREHENSIVE INCOME	$35,547	$15,573

EARNINGS PER COMMON SHARE
Basic earnings per share	$0.45	$0.30

Diluted earnings per share	$0.45	$0.30

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	March 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$28,471	$40,171
Accounts receivable, less allowance for doubtful accounts of $633 and $560	103,848	100,309
Inventory
Finished goods	42,778	57,338
Work in process	6,462	7,823
Raw materials	7,440	8,496
Manufacturing and maintenance supplies	1,844	1,936

Total inventory	58,524	75,593
Other current assets	58,995	43,242
Timber assets held for sale	41,793	40,955

Total current assets	291,631	300,270

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,112,785	1,127,513

PROPERTY, PLANT AND EQUIPMENT
Land	25,222	25,291
Buildings	123,252	118,348
Machinery and equipment	1,236,980	1,221,305

Total property, plant and equipment	1,385,454	1,364,944
Less—accumulated depreciation	(1,018,659)	(1,011,164)

	366,795	353,780

INVESTMENT IN JOINT VENTURE	59,889	61,233

OTHER ASSETS	136,395	121,802

	$1,967,495	$1,964,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$68,935	$73,758
Bank loans and current maturities	550	3,550
Accrued taxes	13,708	16,296
Accrued payroll and benefits	19,761	24,879
Accrued interest	12,678	19,551
Accrued customer incentives	5,970	9,494
Other current liabilities	39,603	35,110
Current liabilities for dispositions and discontinued operations	9,907	10,699

Total current liabilities	171,112	193,337

LONG-TERM DEBT	670,886	655,447

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	110,037	111,817

PENSION AND OTHER POSTRETIREMENT BENEFITS	75,070	73,303

OTHER NON-CURRENT LIABILITIES	14,185	12,716

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

SHAREHOLDERS’ EQUITY
Common shares, 120,000,000 shares authorized, 77,406,510 and 76,879,826 shares issued and outstanding	459,692	450,636
Retained earnings	494,692	495,988
Accumulated other comprehensive (loss) income	(28,179)	(28,646)

	926,205	917,978

	$1,967,495	$1,964,598

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$35,080	$23,240
Non-cash items included in income:
Depreciation, depletion and amortization	40,945	32,401
Non-cash cost of real estate sold	1,394	847
Non-cash stock-based incentive compensation expense	4,751	3,599
Deferred income tax benefit	(1,689)	(531)
Other	1,840	1,006
Increase in accounts receivable	(3,541)	(7,981)
Decrease in inventory	16,516	7,501
(Decrease) increase in accounts payable	(11,657)	4,404
Increase in current timber purchase agreements and other current assets	(15,819)	(14,895)
Decrease in accrued liabilities	(16,009)	(141)
Increase in other non-current liabilities	2,796	1,127
Decrease in non-current timber purchase agreements and other assets	367	3,473
Expenditures for dispositions and discontinued operations	(2,572)	(3,234)

CASH PROVIDED BY OPERATING ACTIVITIES	52,402	50,816

INVESTING ACTIVITIES
Capital expenditures	(31,376)	(36,462)
Purchase of timberlands and wood chipping facilities	(8,670)	(4,323)
(Increase) decrease in restricted cash	(14,037)	84
Other	7,219	239

CASH USED FOR INVESTING ACTIVITIES	(46,864)	(40,462)

FINANCING ACTIVITIES
Issuance of debt	80,000	34,000
Repayment of debt	(68,000)	(34,772)
Dividends paid	(36,300)	(35,894)
Issuance of common shares	5,051	4,099
Excess tax benefits on stock based compensation	2,178	1,770

CASH USED FOR FINANCING ACTIVITIES	(17,071)	(30,797)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(167)	395

CASH AND CASH EQUIVALENTS
Decrease in cash and cash equivalents	(11,700)	(20,048)
Balance, beginning of period	40,171	146,227

Balance, end of period	$28,471	$126,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING ACTIVITIES:
Cash paid during the period:
Interest	$20,230	$1,221

Income taxes	$6,755	$6,737

Non-cash investing activity:
Capital assets purchased on account	$15,950	$18,497

See Notes to Condensed Consolidated Financial Statements.

RAYONIER AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (Rayonier or the Company), reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating; therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). This Interpretation clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109). It prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification, and interest and penalties. The Company adopted FIN 48 on January 1, 2007. See Note 3 – Income Taxes for information regarding the impact of adopting this Interpretation on the Company’s results of operations and financial position.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (FSP AUG-AIR-1). This Staff Position prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method, which allowed the accrual of a liability over several reporting periods before the maintenance is performed. The Company adopted FSP AUG AIR-1 on January 1, 2007 by electing the deferral method and retrospectively applying its provisions to prior periods. The adjustment to the Company’s opening retained earnings as of January 1, 2005 was an increase of $7.0 million. The application of the deferral method to 2006 results had an immaterial impact, while 2005 income from continuing operations and net income decreased $5.3 million or $0.07 per diluted share due to the significant amount of maintenance costs capitalized in 2004 and amortized in 2005. The Company recorded $3.3 million of maintenance expense in the first quarter of 2007 and capitalized $12.3 million of maintenance costs incurred.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008 and has not yet determined the effect, if any, that the adoption will have on its results of operations or financial position.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

2.	INCOME PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2007	2006
Net income	$35,080	$23,240

Shares used for determining basic earnings per common share	77,130,711	76,289,274

Dilutive effect of:
Stock options	1,107,394	1,419,832
Contingent performance and restricted shares	290,116	297,667

Shares used for determining diluted earnings per common share	78,528,221	78,006,773

Basic earnings per common share:
Net income	$0.45	$0.30

Diluted earnings per common share:
Net income	$0.45	$0.30

3.	INCOME TAXES

The Company is a real estate investment trust (REIT); therefore, only the Company’s taxable REIT subsidiaries (which hold the Company’s non-REIT businesses) are subject to corporate income taxes if applicable Internal Revenue Code (Code) requirements are met. However, the Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on property held by the Company upon REIT conversion at January 1, 2004) on taxable sales of such property during the first ten years following its election to be taxed as a REIT. In accordance with SFAS 109, the Company estimated the amount of timberland and other assets that will be sold in taxable transactions within the ten-year built-in gain period and retained deferred tax liabilities for such items. All deferred tax liabilities and assets related to the taxable REIT subsidiaries have also been retained.

As a REIT, the Company can be subject to a 100 percent tax on the gain resulting from “prohibited transactions.” The Company believes it did not engage in any prohibited transactions during the three months ended March 31, 2007 and 2006.

Like-Kind Exchanges

Under current tax law, the built-in gain tax from the sale of REIT property can be eliminated if sales proceeds from “relinquished” properties are reinvested in similar property within the time periods required by the Code regarding like-kind exchanges (LKE), so long as the “replacement” property is owned at least until expiration of the ten-year built-in gain period (ten-year period which began on January 1, 2004). However, this does not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the ten-year built-in gain period.

Undistributed Foreign Earnings

The Company has undistributed foreign earnings from its non-U.S. operations, which it intends to permanently reinvest overseas. The Company also intends to reinvest all future foreign earnings overseas. Therefore, no U.S. taxes have been provided on these earnings.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Provision for Income Taxes

The effective tax rate, before discrete item(s), increased from 16.4 percent in the first quarter of 2006, to 16.7 percent in the first quarter of 2007. The rate increased primarily due to the repeal of the Extraterritorial Income Exclusion (tax benefit on U.S. export sales), partly offset by an increase in the Manufacturing Production Deduction (tax benefit on income from U.S. manufacturing operations) and a higher REIT benefit.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and the effect of LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($5.0 million) and corporate overhead expenses associated with REIT activities ($3.7 million). The net tax benefit from REIT activities for the first quarter of 2007 was $7.6 million compared to $4.8 million in the first quarter of 2006. The Company recognized $1.0 million in LKE tax benefits during the first quarter of 2007, compared to $0.9 million in the first quarter of 2006.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate (millions of dollars):

	Three months ended March 31,
	2007	%	2006	%
Income tax provision at U.S. statutory rate	$(14.9)	(35.0)	$(9.6)	(35.0)
State and local income taxes, net of federal benefit	(0.3)	(0.7)	(0.2)	(0.7)
REIT income not subject to federal tax	7.6	18.0	4.8	17.6
Permanent differences/other	0.5	1.0	0.5	1.7

Income tax provision before discrete items	$(7.1)	(16.7)	$(4.5)	(16.4)
Favorables IRS audit settlements	—	—	0.5	1.8
Other	(0.4)	(0.9)	—	—

Income tax provision as reported	$(7.5)	(17.6)	$(4.0)	(14.6)

Tax Audits

The following table provides detail of the tax years that remain subject to examination by the Internal Revenue Service (“IRS”) and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Periods
U.S. Internal Revenue Service	2003 – 2006

State of Florida	2000 – 2006

State of Georgia	2000 – 2006

State of Alabama	2000 – 2006

New Zealand Inland Revenue	2002 – 2006

In the third quarter of 2006, the Company reached a settlement with the IRS regarding disputed issues for its 2000, 2001 and 2002 tax years, resulting in the reversal of $4.9 million of federal tax liabilities previously established for these years. As a result of the settlement, the Company recorded a tax refund receivable of approximately $8.2 million (plus interest) which is expected to be received in the second quarter of 2007.

The Company has other matters under review by various taxing authorities, including the examination of tax years 2003 and 2004 by the IRS. The Company believes its reported tax positions are technically sound and its “uncertain” tax position liabilities at March 31, 2007 adequately reflect the probable resolution of these items.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

FIN 48 Disclosures

The Company adopted FIN 48 on January 1, 2007, which did not result in an adjustment to its opening balance of retained earnings. The disclosures associated with the adoption and the underlying “uncertain” tax positions follow:

(a)	The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at January 1, 2007 is $5.1 million.

(b)	The Company has recorded interest on the above unrecognized tax benefits of $1.1 million at January 1, 2007. The Company records interest (and penalties, if applicable) in non-operating expenses.

(c)	It is reasonably possible that within 12 months of January 1, 2007 the following unrecognized tax benefits could significantly increase or decrease:

(i)	U.S. federal tax issues relating to the deductibility of certain expenditures.

•	The event that would cause such a change is the completion of the IRS examination of tax years 2003 – 2004.

•	An estimate of the range of the reasonably possible change is a decrease of $1.9 million to an increase of $2.1 million.

(ii) Various state tax issues.

•	The event that would cause such a change is the examination of IRS settlements for tax years 2000 – 2002 by the appropriate state taxing authorities.

•	An estimate of the range of the reasonably possible change is a decrease of $0.4 million to an increase of $0.4 million.

4.	RESTRICTED DEPOSITS

In order to qualify for LKE treatment, cash proceeds from real estate sales must be deposited with a third party intermediary and accounted for as restricted cash until qualifying replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company and reclassified as cash after 180 days. As of March 31, 2007 and December 31, 2006, the Company had $15.2 million and $1.2 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other assets,” which were on deposit with an LKE intermediary.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

5.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the three months ended March 31, 2007 and the year ended December 31, 2006 is shown below:

(Share and per share amounts not in thousands)	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	76,092,566	$422,364	$461,903	$7,604	$891,871
New accounting rule for major maintenance (Note 1)	—	—	1,665	—	1,665
Net income (Note 1)	—	—	176,469	—	176,469
Dividends ($1.88 per share)	—	—	(144,049)	—	(144,049)
Issuance of shares under incentive stock plans	801,521	12,611	—	—	12,611
Stock-based compensation expense	—	12,078	—	—	12,078
Repurchase of common shares	(14,261)	(560)	—	—	(560)
Minimum pension liability adjustments	—	—	—	13,339	13,339
Impact of adopting SFAS No. 158	—	—	—	(52,815)	(52,815)
Tax benefit on exercise of stock options	—	4,143	—	—	4,143
Foreign currency translation adjustment	—	—	—	3,226	3,226

Balance, December 31, 2006	76,879,826	$450,636	$495,988	$(28,646)	$917,978

Net income	—	—	35,080	—	35,080
Dividends ($0.47 per share)	—	—	(36,376)	—	(36,376)
Issuance of shares under incentive stock plans	526,684	2,127	—	—	2,127
Stock-based compensation expense	—	4,751	—	—	4,751
Tax benefit on stock-based compensation	—	2,178	—	—	2,178
Amortization of pension and postretirement costs	—	—	—	1,324	1,324
Foreign currency translation adjustment	—	—	—	(857)	(857)

Balance, March 31, 2007	77,406,510	$459,692	$494,692	$(28,179)	$926,205

6.	JOINT VENTURE INVESTMENT

The Company holds a 40 percent interest in a joint venture (JV) that owns approximately 351,000 acres of New Zealand timberlands. Rayonier’s investment in the JV is accounted for using the equity method of accounting. In addition to the Company having an equity investment, Rayonier New Zealand Limited (RNZ), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests, for which it receives a fee. Income from the JV is reported in the Timber segment as operating income since the Company manages the forests and its JV interest is an extension of its operations. While the JV is subject to New Zealand income taxes, its timber harvest operations are held within the REIT; therefore, the Company generally is not required to pay U.S. federal income taxes on its equity investment income.

A portion of the Company’s equity method investment is recorded at historical cost which generates a difference between the book value of the Company’s investment and its proportionate share of the JV’s net assets. The difference represents the Company’s unrecognized gain from RNZ’s sale of timberlands to the JV. The deferred gain will be recognized on a straight-line basis over nine years (the estimated number of years the JV expects to harvest from the timberlands).

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

7.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131): Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. The Real Estate segment includes the sale of all properties, including those designated for higher and better use (HBU). In 2006, the Real Estate segment entered into its first participation agreements with two developers as part of the Company’s strategy to move up the real estate value chain and in the future, the real estate segment may also include revenue generated from properties with entitlements and infrastructure improvements. The assets of the Real Estate segment include HBU property held by TerraPointe LLC (TerraPointe), Rayonier’s wholly-owned real estate development subsidiary, and timberlands under contract previously reported in the Timber segment. Allocations of depletion expense and the non-cash cost basis of real estate sold are recorded when the Real Estate segment reports the sale of an asset from the Timber segment. The Performance Fibers segment includes two major product lines: Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate were as follows:

	March 31, 2007	December 31, 2006
ASSETS
Timber	$1,257,040	$1,255,443
Real Estate	68,122	53,583
Performance Fibers	486,806	476,148
Wood Products	34,159	35,234
Other Operations	27,238	29,252
Corporate/Other	94,130	114,938

TOTAL	$1,967,495	$1,964,598

	Three Months Ended March 31,
	2007	2006
SALES
Timber	$65,006	$54,474
Real Estate	20,997	13,067
Performance Fibers	166,381	145,982
Wood Products	19,693	31,560
Other Operations	27,607	32,110
Corporate and other	45	(40)

TOTAL	$299,729	$277,153

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended March 31,
	2007	2006
OPERATING INCOME(LOSS)
Timber	$26,267	$23,870
Real Estate	15,215	10,176
Performance Fibers	27,110	10,153
Wood Products	(3,328)	2,564
Other Operations	(1,281)	(397)
Corporate and other	(8,823)	(9,170)

TOTAL	$55,160	$37,196

	Three Months Ended March 31,
	2007	2006
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber	$21,773	$14,928
Real Estate	2,165	443
Performance Fibers	15,320	15,011
Wood Products	1,592	1,784
Other Operations	19	144
Corporate and other	76	91

TOTAL	$40,945	$32,401

Operating income (loss), as stated in the preceding tables and as presented in the Condensed Consolidated Statements of Income and Comprehensive Income, is equal to Segment income (loss). Certain income (loss) items below “Operating income” in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest (expense) income, miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

8.	FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

Rayonier Forest Resources, L.P. (RFR), a wholly-owned subsidiary of Rayonier Inc., previously entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable which matures on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). As such, the net effect from the interest rate swap is recorded as interest expense. The interest rate differentials on the swap agreement settle every June 30 and December 31, until maturity. During the three months ended March 31, 2007 and 2006, this swap agreement increased interest expense by $0.2 million and $0.1 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at both March 31, 2007 and December 31, 2006 resulted in a liability of approximately $0.6 million and $0.8 million, respectively, with a corresponding decrease in debt.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In addition, RFR holds an interest rate swap on $50 million of 8.288 percent fixed rate notes payable which also matures on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three months ended March 31, 2007 and 2006, this swap agreement increased the Company’s interest expense by $0.2 million and $0.2 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at March 31, 2007 and December 31, 2006 resulted in a liability of approximately $0.7 million and a liability of $0.9 million, respectively, with corresponding decreases in debt.

Commodity Swap Agreements

The Company enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The Company’s commodity forward contracts do not qualify for hedge accounting under SFAS 133 and instead are required to be marked-to-market.

During the three months ended March 31, 2007 and 2006, the Company realized a loss of $0.3 million and a gain of $0.5 million, respectively, on matured fuel oil forward contracts. The mark-to-market valuation of outstanding fuel oil forward contracts at March 31, 2007 and December 31, 2006 resulted in a deminimus liability and a $0.4 million liability, respectively. The mark-to-market adjustments are recorded in “Other operating income/expense.”

During the three months ended March 31, 2007 and 2006, the Company realized losses of $42 thousand and $0.3 million on matured natural gas forward contracts, respectively. The mark-to-market valuation of outstanding natural gas contracts at March 31, 2007 and December 31, 2006 resulted in a deminimus asset and a liability of $0.1 million, respectively. The mark-to-market adjustments are recorded in “Other operating income/expense.”

9.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of March 31, 2007, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$73,018	$63,067
Guarantees (2)	123,883	115,096
Surety bonds (3)	9,631	1,301

Total	$206,532	$179,464

(1)

Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2007 and are typically renewed as required.

(2)

In August 2006, the Company entered into a $250 million unsecured revolving credit facility. Under this agreement, the Company guarantees the borrowings of its subsidiaries, RFR and Rayonier TRS Holdings Inc. (TRS), and TRS guarantees the borrowings of the Company. At March 31, 2007, the TRS had $115.0 million of outstanding borrowings on the revolving credit facility guaranteed by the Company.

In conjunction with the sale of RNZ’s timberlands to the JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. The Company would have to perform if the bank defaulted on the bond. A deminimus liability, representing Rayonier’s obligation to perform, was recorded in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As of March 31, 2007, four annual payments, of $1.2 million each, remain. This guarantee expires in 2010.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In conjunction with the sale of its New Zealand East Coast timber operations in 2002, the Company guaranteed five years of Crown Forest license obligations. If the owner fails to pay the obligations, the New Zealand government will demand payment from the owner’s bank pursuant to the bond. The Company would have to perform under the guarantee and seek legal redress from the owner if the owner’s bank defaulted on the bond. The Company expects the owner’s bond to be sufficient to cover the license obligations. As of March 31, 2007, one annual payment, estimated at $1.5 million, remains. This guarantee expires in 2007.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At March 31, 2007 and December 31, 2006, the Company has recorded a deminimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier has issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2007 and are renewed as required.

10.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include its Port Angeles, WA mill, which was closed in 1997; Southern Wood Piedmont Company (SWP), which ceased operations in 1989 except for investigation and remediation activities; Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or other federal or state statutes relating to the investigation and remediation of environmentally-impacted sites, with respect to ten former wood processing sites which are no longer operating.

An analysis of activity in the liabilities for dispositions and discontinued operations for the three months ended March 31, 2007 and the year ended December 31, 2006, is as follows:

	March 31, 2007	December 31, 2006
Balance, January 1,	$122,516	$140,382
Expenditures charged to liabilities	(2,572)	(9,789)
(Reductions)/additions to liabilities	—	(8,077)

Balance, end of period	119,944	122,516
Less: Current portion	(9,907)	(10,699)

Non-current portion	$110,037	$111,817

Rayonier has identified specific liabilities for three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as material and requiring separate disclosure which was presented in the Company’s 2006 Annual Report on Form 10-K. There have not been any significant changes in these sites’ liability requirements for the three months ended March 31, 2007, and therefore separate disclosure is not presented herein. For an analysis of the liability activity for the three years ended December 31, 2006 and a brief description of these individually material sites, see the Company’s 2006 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The Company currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2007 and 2008 will be approximately $11 million and $7 million, respectively. Such costs will be charged against liabilities for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. The Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of March 31, 2007, this amount could range up to $30 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies, and in environmental remediation technology.

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

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the 2006 Annual Report on Form 10-K.

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

Legal Proceedings

In 1998, the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (DEP) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (Combe). It is alleged that the Company’s former ERD in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered, nonbinding alternative dispute resolution process is ongoing and in March of 2006 a court-appointed neutral issued a report and recommendations. The Company believes that its liabilities at March 31, 2007 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Environmental Matters

The Company is subject to stringent environmental laws and regulations concerning air emissions, water discharges, waste handling and disposal, and forestry operations. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, as amended, CERCLA, the Endangered Species Act, and similar state laws and regulations. Management closely monitors its environmental responsibilities, and believes that the Company is in substantial compliance with current environmental requirements. Notwithstanding Rayonier’s current compliance status, many of its operations are subject to stringent and constantly evolving environmental requirements which are often the result of legislation, regulation and negotiation. As such, contingencies in this area include, without limitation:

•

The Company’s manufacturing facilities operate in accordance with various permits, which often impose operating conditions that require significant expenditures to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions, which could adversely affect our operations and financial performance.

•

As environmental laws and regulations change, and administrative and judicial interpretations of new and existing laws and regulations are made, our operations may be adversely affected. For example, at our Performance Fibers mills, implementation of the EPA’s 1998 “Cluster Rules” (parallel rulemaking for air and water-based technology discharge limits for pulp and paper mills) with respect to certain portions of dissolving pulp mills has been delegated to the respective states, and since they have not yet been proposed, the timing and ultimate costs are uncertain.

•

In our forestry operations, federal, state and local laws and regulations intended to protect threatened and endangered animal and plant species and their habitat, as well as wetlands and waterways, limit, and in some cases may prevent, timber harvesting, road construction and other activities on private lands. For example, Washington, where the Company holds approximately 375,000 acres of timberlands, has among the most stringent forestry laws and regulations in the country.

•

Environmental requirements relating to real estate development, and especially in respect of wetland delineation and mitigation, stormwater management, drainage, waste disposal, and potable water supply and protection, may significantly impact the size, scope, timing, and financial returns of our projects. Moreover, multiple permits are often required for a project, and may involve a lengthy application process.

•

Over time, the complexity and stringency of environmental laws and regulations have increased significantly, and the cost of compliance with these laws and regulations has also increased. Similarly, the investigatory and remedial standards and requirements relating to our discontinued operations continue to tighten over time. In general, management believes these trends will continue.

Given all of these contingencies, it is the opinion of management that substantial expenditures will be required over the next ten years in the area of environmental compliance. See Note 10 – Liabilities for Dispositions and Discontinued Operations for additional information regarding the Company’s environmental liabilities.

12.	EMPLOYEE BENEFIT PLANS

The Company has four qualified non-contributory defined benefit pension plans which collectively cover substantially all of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

The Company closed enrollment in its pension and postretirement medical plans to salaried employees hired after December 31, 2005. Salaried employees hired after December 31, 2005 are automatically enrolled in the Company’s 401(k) plan and receive an enhanced retirement contribution.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The net periodic benefit cost for the Company’s pension and postretirement plans (medical and life insurance) for the three months ended March 31, 2007 and 2006 are shown in the following table:

Components of Net Periodic Benefit Cost

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$1,606	$1,935	$155	$180
Interest cost	3,245	3,433	562	585
Expected return on plan assets	(4,110)	(4,062)	—	—
Amortization of prior service cost	363	374	179	71
Amortization of losses	1,011	1,277	332	341

Net periodic benefit cost	$2,115	$2,957	$1,228	$1,177

The Company does not have any required pension plan contributions for 2007 and has not made any discretionary pension contributions during the three months ended March 31, 2007.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Foreign currency translation adjustments	$26,435	$27,292
Unrecognized components of employee benefit plans, net of tax	(54,614)	(55,938)

Total	$(28,179)	$(28,646)

During the three months ended March 31, 2007, the decrease in net foreign currency translation adjustments was due to the change in the New Zealand to U.S. dollar exchange rate. Amortization of unrecognized components of employee pension and postretirement plans of $1.3 million was recognized during the three months ended March 31, 2007.

14.	SUBSEQUENT EVENT

Forest Fires

Approximately 26,000 acres of Rayonier’s timberlands in Southeast Georgia have been impacted by wildfires that began mid-April. At the time the Company filed this report on Form 10-Q, the wildfires were not yet fully contained and the preliminary estimate of the impact on second quarter earnings is a loss of approximately $5 million to $7 million or 6 to 9 cents per share. Once the area is fully accessible, the Company will be able to more accurately assess the damage.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor

Except for historical information, the statements made in this Quarterly Report on Form IO-Q are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements, which may include statements regarding anticipated earnings, revenues, volumes, pricing, costs and other statements relating to Rayonier’s financial and operational performance and business strategies, in some cases are identified by the use of words such as “may,” “will, “ “should, “ “expect,” “estimate,” “believe,” “anticipate” and other similar language. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements contained in this release; changes in global market trends and world events; interest rate and currency movements; changes in key management personnel; fluctuations in demand for, or supply of, cellulose specialty products, absorbent materials, timber, wood products or real estate and entry of new competitors into these markets; adverse weather conditions and natural disasters affecting products or performance fibers, particularly for raw materials such as wood, energy and chemicals; unexpected delays in the entry into or closing of real estate sale transactions; changes in law, policy or political environment that might condition, limit or restrict the development of real estate; the ability of the company to identify and complete timberland and higher-value real estate acquisitions; the company’s ability to continue to qualify as a REIT; the ability of the company to complete timberland like-kind exchanges; and implementation or revision of governmental policies, laws and regulations affecting the environment, endangered species, timber harvesting, import and export controls or taxes, including changes in tax laws that could reduce the benefits associated with REIT status. For additional factors that could impact future results, please see Item 1A- “Risk Factors” in our most recent Form 1O-K filed with the U.S. Securities and Exchange Commission. Rayonier assumes no obligation to update these statements except as may be required by law.

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report on Form 10-K.

Segment Information

We operate in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131): Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales include the sale of all properties, including those designated for higher and better use (HBU). In 2006, the Real Estate segment entered into its first participation agreements with two developers as part of our strategy to move up the real estate value chain and in the future, the Real Estate segment may also include revenue generated from properties with entitlements and infrastructure improvements. The assets of the Real Estate segment include HBU property held by TerraPointe LLC (TerraPointe), the Company’s wholly-owned real estate development subsidiary, and timberlands under contract previously reported in the Timber segment. Allocations of depletion expense and non-cash costs of land sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of lumber operations. Our remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. We evaluate financial performance based on the operating income of the segments.

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

Results of Operations, Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Financial Information (in millions)	Three Months Ended March 31,
	2006	2007
Sales

Timber	$65.0	$54.4

Real Estate
Development	3.6	6.4
Rural	16.9	6.7
Other	0.5	—

Total Real Estate	21.0	13.1

Performance Fibers
Cellulose Specialties	129.5	106.7
Absorbent Materials	36.9	39.3

Total Performance Fibers	166.4	146.0

Wood Products	19.7	31.6

Other operations	27.6	32.1

Total Sales	$299.7	$277.2

Operating Income (Loss)

Timber	$26.3	$23.8

Real Estate	15.2	10.2

Performance Fibers	27.1	10.3

Wood Products	(3.3)	2.6

Other operations	(1.3)	(0.5)

Corporate and other expenses / eliminations	(8.8)	(9.2)

Total Operating Income	55.2	37.2

Interest Expense	(13.6)	(12.2)

Interest / Other income	1.0	2.2

Income tax expense	(7.5)	(4.0)

Net Income	$35.1	$23.2

Timber

Sales for the first quarter increased from the prior year period by approximately $11 million as higher demand in the Southern and Northwest regions more than offset a decline in pine prices in the South.

The South’s volumes increased 32 percent from the prior year period primarily due to our 2006 timberland acquisitions and strong market demand for pulpwood. Demand for sawlogs softened from a continued weak housing market. As a result, average prices for the quarter declined 6 percent compared to the prior year period.

The Northwest’s prices and volume increased 4 percent and 6 percent, respectively, for the quarter due to strong export and pulpwood demand.

Sales (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	Other	2007
Three months ended March 31,
Total Sales	$54.4	$(0.4)	$8.8	$2.2	$65.0

Operating income was above the prior year period due to the volume increases in our Southern and Northwest regions, price improvements in the Northwest and stronger results from our New Zealand joint venture.

Operating Income (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	Cost / Other	2007
Three months ended March 31,
Total Operating Income	$23.8	$(0.4)	$3.8	$(0.9)	$26.3

Real Estate

Our Southeast real estate holdings have been segregated into two groups: development and rural properties. Development properties are predominantly located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL, while the rural properties essentially include the balance of our real estate holdings in the Southeast. Our Northwest real estate sales comprise the Other category.

During the quarter, sales and operating income increased as higher prices and rural sales offset lower development sales. Compared to 2006, Real Estate sales in 2007 are expected to be lower due to the slow down in the housing market.

The nature of real estate is such that year over year fluctuations may be material due to the uncertain timing of entry into and closure of transactions.

Sales (in millions)	Changes Attributable to:
	2006	Price	Volume	2007
Three months ended March 31,
Development	$6.4	$2.6	$(5.4)	$3.6
Rural	6.7	2.1	8.1	16.9
Other	—	0.5	—	0.5

Total Sales	$13.1	$5.2	$2.7	$21.0

Operating Income (in millions)	Changes Attributable to:
	2006	Price	Volume	2007
Three months ended March 31,
Total Operating Income	$10.2	$5.2	$(0.2)	$15.2

Performance Fibers

In the first quarter, strong market demand for cellulose specialties resulted in an average price increase of $113 per ton, or 11 percent. In addition, volume increased from the prior year period due to a timing shift in customers’ requirements and fewer scheduled maintenance shut-down days.

Absorbent materials prices increased $57 per ton, or 10 percent, primarily due to stronger fluff prices. The improvement in pricing was offset by decreased volume resulting from a greater number of scheduled maintenance shut-down days.

Sales (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	2007
Three months ended March 31,
Cellulose Specialties	$106.7	$12.9	$9.9	$129.5
Absorbent Materials	39.3	3.2	(5.6)	36.9

Total Sales	$146.0	$16.1	$4.3	$166.4

Operating income in the first quarter increased by $16.8 million from the prior year period as increased prices more than offset higher maintenance, labor and chemicals costs.

Operating Income (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	Costs	2007
Three months ended March 31,
Total Operating Income	$10.3	$16.1	$4.2	$(3.5)	$27.1

Wood Products

Lumber sales and operating income decreased compared to the prior year quarter primarily due to lower prices and volume. Prices declined by 29 percent for the first quarter of 2007 reflecting reduced demand in the housing market.

Sales (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	2007
Three months ended March 31,
Total Sales	$31.6	$(7.9)	$(4.0)	$19.7

Operating Income (Loss) (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	Costs	2007
Three months ended March 31,
Total Operating Income (Loss)	$2.6	$(7.9)	$(0.3)	$2.3	$(3.3)

Other Operations

Sales of $27.6 million for the quarter were $4.5 million below the prior year period resulting from the closure of our wood products trading business, International Wood Products (IWP), in February 2007.

Corporate and Other Expenses / Eliminations

Corporate and other expenses were $0.4 million below 2006 primarily due to reduced spending on corporate development.

Other Income / Expense

Interest expense for the first quarter was $1.4 million above the prior year period as higher average debt levels were partially offset by lower interest rates.

Interest/other income was approximately $1.2 million lower than the prior year due to reduced interest income as a result of lower cash levels in 2007.

Provision for Income Taxes

The effective tax rate, before discrete items, increased from 16.4 percent in the first quarter of 2006, to 16.7 percent in the first quarter of 2007. The rate increased primarily due to the repeal of the Extraterritorial Income Exclusion (tax benefit on U.S. export sales), partly offset by an increase in the Manufacturing Production Deduction (tax benefit on income from U.S. manufacturing operations) and a higher REIT benefit.

See Note 3 - Income Taxes for additional information regarding the provision for income taxes.

Outlook

We expect 2007 earnings to be comparable to 2006, excluding the impact of the wildfires in Southeast Georgia and other special items. Although the housing slowdown continues to put pressure on our Timber and Real Estate businesses, we expect the impact will be offset by the strength of Performance Fibers.

Liquidity and Capital Resources

Cash Flow

Cash provided by operating activities of $52 million for the first quarter was $1 million above the prior year period, mainly due to higher operating income partly offset by increased working capital requirements primarily due to timing of interest payments on installment notes. Cash used for investing activities of $47 million for the first quarter increased $6 million from the same prior year period primarily due to a $14 million increase in like-kind exchange restricted cash deposits offset by lower capital spending. First quarter 2007 investing activities also include the purchase of wood chipping facilities for $9 million. Cash used for financing activities decreased $14 million reflecting higher net borrowings of $12 million. Cash and cash equivalents totaled $28 million and $40 million as of March 31, 2007 and December 31, 2006, respectively, and consisted primarily of marketable securities with maturities at date of acquisition of 90 days or less.

At March 31, 2007, debt was $671 million, $12 million above the December 31, 2006 balance of $659 million. Our debt-to-capital ratio at March 31, 2007 was 42 percent, consistent with the December 31, 2006 ratio.

There were no pension contributions made during the first quarter of 2007 or 2006; however, we anticipate making discretionary contributions ranging from $10 million to $20 million in the next nine months. Income tax payments totaled $7 million in the first quarter of 2007 and 2006, respectively. We expect 2007 net income tax payments of $28 million, approximately $11 million below the prior year primarily due to refunds of $8 million related to prior year tax audit settlements. Capital expenditures are expected to range from $90 to $95 million in 2007. First quarter 2007 pre-tax spending for environmental costs related to dispositions and discontinued operations was $3 million; full year expenditures of $12 million are anticipated.

Liquidity Performance Indicators

The discussion below is presented to enhance the reader’s understanding of our ability to generate cash, our liquidity and ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDA), and Adjusted Cash Available for Distribution (Adjusted CAD). These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures. We consider these measures to be important to estimate the enterprise and shareholder values of Rayonier as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our financial condition and cash generating ability. EBITDA is defined by the Securities and Exchange Commission (SEC); however, Adjusted CAD as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA is a non-GAAP measure of our operating cash generating capacity. For the three months ended March 31, 2007, EBITDA was $96 million, $26 million above the prior year period reflecting higher operating income in three of our four segments. Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2007	2006
Cash Provided by Operating Activities	$52.4	$50.8
Non-cash cost basis of real estate sold	(1.4)	(0.8)
Income tax expense	7.5	4.0
Interest expense, net	12.6	10.0
Working capital increase	29.6	10.4
Other balance sheet changes	(4.6)	(4.4)

EBITDA	$96.1	$70.0

A non-cash expense critical to the economics of our Real Estate business is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the three months ended March 31, 2007 and 2006 totaled $97.5 million and $70.8 million, respectively.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchasing our common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing like-kind exchange benefits). We define Cash Available for Distribution (CAD) as Cash Provided by Operating Activities less capital spending, adjusted for equity based compensation amounts, the tax benefits associated with certain strategic acquisitions, the change in committed cash and other items which include the proceeds from matured energy forward contracts and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we also reduce CAD by mandatory debt repayments resulting in the measure entitled “Adjusted CAD.”

Adjusted CAD for the three months ended March 31, 2007 was $61 million, $38 million above the prior year period. The increase is due to the change in committed cash primarily from the timing of interest payments and lower capital spending in 2007 due to the absence of capital expenditures on energy savings projects. The Adjusted Cash Available for Distribution generated in the current period is not necessarily indicative of amounts that may be generated in future periods. Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2006	2007
Cash provided by Operating Activities	$52.4	$50.8
Capital spending	(31.4)	(36.5)
Decrease in committed cash	27.8 (a)	5.9
Equity-based compensation adjustments	5.8	4.2
LKE tax benefits	(1.0)	(0.9)
Other	7.2	0.2

Cash Available for Distribution	60.8	23.7
Mandatory debt repayments	—	(0.8)

Adjusted Cash Available for Distribution	$60.8	$22.9

(a)	Primarily 2006 interest paid in 2007 and previously reflected as a reduction in 2006 Adjusted CAD.

Liquidity Facilities

In August 2006, we entered into a $250 million unsecured revolving credit facility to replace the previous facility which was scheduled to expire in November 2006. This facility includes an accordion feature which allows additional borrowing above $250 million, in $25 million increments, up to an aggregate $100 million, provided no default exists. The facility expires in August 2011. At March 31, 2007, the available borrowing capacity was $128 million (excluding the accordion feature), primarily due to borrowings to purchase timberlands in 2006, and $7 million attributable to previously issued standby letters of credit.

The credit facility requires us to meet certain covenants, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. A dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds From Operations (Covenant FFO) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income, excluding gains or losses from debt restructuring and investments in marketable securities, plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold. Under a covenant relating to $485 million of installment notes, Rayonier Forest Resources, L.P. (RFR), a wholly-owned REIT subsidiary, may not incur additional debt unless, at the time of incurrence and after presenting the pro forma effects relating to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges.

In addition to the financial covenants listed above, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. As of March 31, 2007 and December 31, 2006, the amount of excess proceeds was approximately $10 million.

The covenants listed below, which are the most significant financial covenants in effect as of March 31, 2007, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at March 31, 2007	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.21	5.71
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.63	2.37
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	7.65	5.15
Dividends paid should not exceed 90 percent of Covenant FFO	90%	44%	46%

Contractual Financial Obligations and Off-Balance Sheet Arrangements

No material changes to guarantees or financial instruments such as letters of credit and surety bonds occurred during the first three months of 2007. See Note 9 - Guarantees, for details on the letters of credit, surety bonds and total guarantees outstanding as of March 31, 2007.

Segment EBITDA

EBITDA is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three months ended March 31, 2007 and 2006 was as follows (millions of dollars):

	Three Months Ended March 31,
	2007	2006
EBITDA
Timber	$48.0	$38.8
Real Estate	17.4	10.7
Performance Fibers	42.4	25.3
Wood Products	(1.7)	4.3
Other Operations	(1.3)	(0.2)
Corporate and other	(8.7)	(8.9)

Total	$96.1	$70.0

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended March 31, 2007
Cash provided by operating activities	$47.3	$19.0	$45.4	$(1.3)	$(7.3)	$(50.7)	$52.4
Less: Non-cash cost basis of real estate sold	—	(1.4)	—	—	—	—	(1.4)
Add: Income tax expense	—	—	—	—	—	7.5	7.5
Interest, net	—	—	—	—	—	12.6	12.6
Working capital increases (decreases)	2.4	(1.0)	(2.8)	(0.4)	6.0	25.4	29.6
Other balance sheet changes	(1.7)	0.8	(0.2)	—	—	(3.5)	(4.6)

EBITDA	$48.0	$17.4	$42.4	$(1.7)	$(1.3)	$(8.7)	$96.1

Three Months Ended March 31, 2006
Cash provided by operating activities	$43.8	$7.5	$29.6	$0.7	$0.5	$(31.3)	$50.8
Less: Non-cash cost basis of real estate sold	—	(0.8)	—	—	—	—	(0.8)
Add: Income tax expense	—	—	—	—	—	4.0	4.0
Interest, net	—	—	—	—	—	10.0	10.0
Working capital increases (decreases)	4.5	4.7	(4.3)	3.6	(0.9)	2.8	10.4
Other balance sheet changes	(9.5)	(0.7)	—	—	0.2	5.6	(4.4)

EBITDA	$38.8	$10.7	$25.3	$4.3	$(0.2)	$(8.9)	$70.0

The following tables provide sales volumes by segment:

	Three Months Ended
	March 31, 2007	March 31, 2006
Timber
Northwest U.S., in millions of board feet	79	75
Southern U.S., in thousands of short green tons	1,643	1,247

Real Estate
Acres sold
Development	123	744
Rural	5,867	2,660
Northwest U.S.	148	—

Total	6,138	3,404

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	114	104
Absorbent materials, in thousands of metric tons	55	65
Production as a percent of capacity	95.1%	98.9%

Lumber
Sales volume, in millions of board feet	73	84

The following tables provide sales by geographic location:

	Three Months Ended
	March 31, 2007	March 31, 2006
Geographical Data (Non-U.S.)
Sales
New Zealand	$12.3	$5.5
Other	2.0	4.5

Total	$14.3	$10.0

Operating income (loss)
New Zealand	$0.8	$(1.1)
Other	(0.5)	(0.4)

Total	$0.3	$(1.5)

Timber
Sales
Northwest U.S.	$30.7	$27.1
Southern U.S.	31.1	25.0
New Zealand	3.2	2.3

Total	$65.0	$54.4

Operating income
Northwest U.S.	$18.0	$16.0
Southern U.S.	7.8	8.9
New Zealand	0.5	(1.1)

Total	$26.3	$23.8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk; however, we intend to hold most of our debt until maturity. We periodically enter into interest rate swap agreements to manage exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At March 31, 2007, we had two interest rate swap agreements, both maturing in 2007, which resulted in a liability with a fair market value of $1.3 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. A hypothetical 10 percent increase/decrease in the prevailing market price of natural gas and fuel oil hedged at March 31, 2007 would result in a change of a deminimus amount and $0.2 million, respectively, in our pre-tax income. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. Our natural gas and fuel oil contracts do not qualify for hedge accounting and as such mark-to-market adjustments are recorded in “Other operating income, net.” See Note 8—Financial Instruments for outstanding forward contracts at March 31, 2007 as well as gains and losses recognized from such contracts.

Primarily all of our revenues and expenses are U.S. dollar-denominated. However, the JV is subject to the risks of foreign currency fluctuations (See Note 6 – Joint Venture Investment for additional information on the JV). At March 31, 2007, there were no outstanding forward foreign currency contracts to purchase New Zealand dollars.

For a full description of our market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2006 Annual Report on Form 10-K.

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

Based on an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Co-Principal Financial Officers, concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2007.

In the quarter ended March 31, 2007, based upon the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, there were no changes in our internal controls over financial reporting that would materially affect or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which are hereby incorporated by reference.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006. For a full description of these risk factors, please refer to Item 1A - Risk Factors, in the 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized, through its Common Share repurchase program, to repurchase 2,464,010 and 2,444,227 shares as of March 31, 2007 and December 31, 2006, respectively.

The following chart provides the required disclosures with regard to stock repurchases:

Period	Total Number of Shares Purchased *	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1, 2007 to January 31, 2007	6,287	$41.05	—
February 1, 2007 to February 28, 2007	—		—
March 1, 2007 to March 31, 2007	—		—

Total	6,287		—

*

Shares repurchased during the three months ended March 31, 2007 were to satisfy the minimum tax withholding requirements related to the vesting of restricted shares under the 1994 Rayonier Incentive Stock Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of Rayonier during the first quarter of 2007.

Item 5.	Other Information

Forest Fires

Approximately 26,000 acres of Rayonier’s timberlands in Southeast Georgia have been impacted by wildfires that began mid-April. At the time the Company filed this report on Form 10-Q, the wildfires were not yet fully contained and the preliminary estimate of the impact on second quarter earnings is a loss of approximately $5 million to $7 million or 6 to 9 cents per share. Once the area is fully accessible, we will be able to more accurately assess the damage.

Item 6.	Exhibits

10.1	Rayonier Annual Corporate Bonus Program	Incorporated by reference from Exhibit to the Registrant’s March 19, 2007 Form 8-K

10.1	Compensation Arrangement for Lee M. Thomas	Incorporated by reference from the Registrant’s February 28, 2007 Form 8-K

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.3	Certification of the Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Senior Vice President and Chief Accounting Officer

April 26, 2007