Form 10-Q
period 2007-06-30
RAYONIER INC
filed 2007-07-27
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 20, 2007, there were outstanding 77,843,730 Common Shares of the Registrant.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
SALES	$300,351	$312,122	$600,081	$589,274

Costs and Expenses
Cost of sales (the three and six months ended June 30, 2007 includes $10.1 million fire loss charge)	231,125	247,185	462,867	471,440
Selling and general expenses	16,122	14,436	31,967	30,620
Other operating income, net	(1,548)	(818)	(4,542)	(2,050)

	245,699	260,803	490,292	500,010
Equity in income (loss) of New Zealand joint venture	1,071	(99)	1,094	(848)

OPERATING INCOME BEFORE GAIN ON SALE OF NEW ZEALAND TIMBER ASSETS	55,723	51,220	110,883	88,416
Gain on sale of New Zealand timber assets	—	7,769	—	7,769

OPERATING INCOME	55,723	58,989	110,883	96,185
Interest expense	(13,615)	(11,874)	(27,233)	(24,063)
Interest and miscellaneous income, net	1,171	1,781	2,184	3,979

INCOME BEFORE INCOME TAXES	43,279	48,896	85,834	76,101
Income tax provision	(9,968)	(5,965)	(17,444)	(9,931)

NET INCOME	33,311	42,931	68,390	66,170

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	3,128	(1,035)	2,270	(8,704)
Amortization of pension and postretirement costs	1,227	—	2,552	—

COMPREHENSIVE INCOME	$37,666	$41,896	$73,212	$57,466

EARNINGS PER COMMON SHARE
Basic earnings per share	$0.43	$0.56	$0.88	$0.87

Diluted earnings per share	$0.42	$0.55	$0.87	$0.85

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	June 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,302	$40,171
Accounts receivable, less allowance for doubtful accounts of $978 and $560	99,889	100,309
Inventory
Finished goods	50,558	57,338
Work in process	7,853	7,823
Raw materials	8,384	8,496
Manufacturing and maintenance supplies	1,780	1,936

Total inventory	68,575	75,593
Other current assets	51,050	43,242
Timber assets held for sale	42,247	40,955

Total current assets	278,063	300,270

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,093,346	1,127,513

PROPERTY, PLANT AND EQUIPMENT
Land	25,178	25,291
Buildings	122,331	118,348
Machinery and equipment	1,248,276	1,221,305

Total property, plant and equipment	1,395,785	1,364,944
Less—accumulated depreciation	(1,035,825)	(1,011,164)

	359,960	353,780

INVESTMENT IN JOINT VENTURE	62,843	61,233

OTHER ASSETS	165,107	121,802

	$1,959,319	$1,964,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$67,069	$73,758
Bank loans and current maturities	550	3,550
Accrued taxes	12,571	16,296
Accrued payroll and benefits	20,560	24,879
Accrued interest	3,517	19,551
Accrued customer incentives	6,767	9,494
Other current liabilities	36,339	35,110
Current liabilities for dispositions and discontinued operations	8,739	10,699

Total current liabilities	156,112	193,337

LONG-TERM DEBT	666,209	655,447

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	108,355	111,817

PENSION AND OTHER POSTRETIREMENT BENEFITS	75,533	73,303

OTHER NON-CURRENT LIABILITIES	14,213	12,716

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

SHAREHOLDERS’ EQUITY
Common shares, 120,000,000 shares authorized, 77,772,866 and 76,879,826 shares issued and outstanding	471,240	450,636
Retained earnings	491,481	495,988
Accumulated other comprehensive (loss) income	(23,824)	(28,646)

	938,897	917,978

	$1,959,319	$1,964,598

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousand unless otherwise stated)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$68,390	$66,170
Non-cash items included in net income:
Depreciation, depletion and amortization	77,997	66,611
Non-cash cost of forest fire losses	9,601	—
Non-cash cost of real estate sold	3,578	4,504
Non-cash stock-based incentive compensation expense	7,597	5,799
Gain on sale of New Zealand timber assets	—	(7,769)
Deferred income tax expense (benefit)	988	(3,571)
Other	2,759	1,530
Decrease (increase) in accounts receivable	418	(17,507)
Decrease in inventory	6,011	6,815
(Decrease) increase in accounts payable	(7,103)	15,349
Increase in current timber purchase agreements and other current assets	(7,694)	(16,141)
(Decrease) increase in accrued liabilities	(27,790)	2,927
Increase in other non-current liabilities	3,911	1,654
(Increase) decrease in non-current timber purchase agreements and other assets	(1,392)	11,849
Expenditures for dispositions and discontinued operations	(5,671)	(5,108)

CASH PROVIDED BY OPERATING ACTIVITIES	131,600	133,112

INVESTING ACTIVITIES
Capital expenditures	(51,162)	(61,616)
Purchase of timberlands and wood chipping facilities	(11,668)	(4,324)
Proceeds from sale of portion of New Zealand joint venture	—	21,770
Increase in restricted cash	(43,213)	(4,240)
Other	102	674

CASH USED FOR INVESTING ACTIVITIES	(105,941)	(47,736)

FINANCING ACTIVITIES
Issuance of debt	100,000	66,000
Repayment of debt	(93,000)	(67,545)
Dividends paid	(72,749)	(71,841)
Issuance of common shares	11,256	5,345
Repurchase of common shares	—	(472)
Excess tax benefits on stock based compensation	4,675	2,211

CASH USED FOR FINANCING ACTIVITIES	(49,818)	(66,302)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	290	(281)

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(23,869)	18,793
Balance, beginning of period	40,171	146,227

Balance, end of period	$16,302	$165,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING ACTIVITIES:
Cash paid during the period:
Interest	$42,797	$22,735

Income taxes	$15,653	$9,983

Non-cash investing activity:
Capital assets purchased on account	$8,702	$11,351

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008 and has not yet determined the effect, if any, that the adoption will have on its results of operations or financial position.

2.	INCOME PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$33,311	$42,931	$68,390	$66,170

Shares used for determining basic earnings per common share	77,446,494	76,465,269	77,298,865	76,377,976
Dilutive effect of:
Stock options	963,245	1,177,197	988,325	1,299,922
Performance and restricted shares	356,953	326,666	296,056	311,900

Shares used for determining diluted earnings per common share	78,766,692	77,969,132	78,583,246	77,989,798

Basic earnings per common share:
Net income	$0.43	$0.56	$0.88	$0.87

Diluted earnings per common share:
Net income	$0.42	$0.55	$0.87	$0.85

3.	FOREST FIRES

During the second quarter of 2007, the Company recorded a $10.1 million charge ($0.13 per share) in its Timber segment’s cost of sales for realized losses and an estimate of probable losses resulting from wildfires on approximately 64,000 acres of the Company’s timberlands in Southeast Georgia and Northeast Florida. The Company’s estimate was based primarily on procedures performed that included aerial surveys as well as sample assessments made at the ground level, but Company personnel were unable to access the entire 64,000 acres at ground level, which generally provides the best estimate of damage. The Company will continue to assess the damage during the balance of the year and believes that additional losses of $1.0 to $3.0 million for timber destroyed by fire are reasonably possible.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

4.	INCOME TAXES

The Company is a real estate investment trust (REIT); therefore, if applicable Internal Revenue Code (Code) requirements are met, only the Company’s taxable REIT subsidiaries (which operate the Company’s non-REIT qualified businesses) are subject to corporate income taxes. However, the Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis for property held by the Company upon REIT election at January 1, 2004) on taxable sales of property during the first ten years following its election to be taxed as a REIT. In accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), the Company estimated the amount of timberland and other assets that will be sold in taxable transactions within the ten-year built-in gain period and retained deferred tax liabilities for such items. All deferred tax liabilities and assets related to the taxable REIT subsidiaries have also been retained.

As a REIT, the Company can be subject to a 100 percent tax on the gain resulting from “prohibited transactions.” The Company believes it did not engage in any prohibited transactions during the six months ended June 30, 2007 and 2006.

Like-Kind Exchanges

Under current tax law, the built-in gain tax from the sale of REIT property can be eliminated if sales proceeds from “relinquished” properties are reinvested in similar property consistent with the requirements of the Code regarding like-kind exchanges (LKE), so long as the “replacement” property is owned at least until expiration of the ten-year built-in gain period (ten-year period which began on January 1, 2004). However, this does not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the ten-year built-in gain period.

Undistributed Foreign Earnings

The Company has undistributed foreign earnings from its non-U.S. operations, which it intends to permanently reinvest overseas. The Company also intends to reinvest all future foreign earnings overseas. Therefore, no U.S. taxes have been provided on these earnings.

Provision for Income Taxes

The Company’s effective tax rate before discrete items was 20.9 percent and 18.8 percent, and 14.0 percent and 14.9 percent in the three and six months ended June 30, 2007 and 2006, respectively. The rate increased due to a lower REIT benefit, which included the forest fire loss, and higher foreign earnings in 2006 taxed below the U.S. statutory rate.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and the effect of LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($5.0 million in the quarter), the estimated forest fire loss ($10.1 million in the quarter), and corporate overhead expenses associated with REIT activities ($3.3 million in the quarter). The net tax benefit from REIT activities for the second quarter of 2007 was $6.1 million compared to $8.7 million in the second quarter of 2006. The Company recognized $2.4 million in LKE tax benefits during the six months ended June 30, 2007, compared to $2.6 million in the six months ended June 30, 2006.

The following tables reconcile the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and six months ended June 30 (millions of dollars, except percentages):

	Three months ended June 30,
	2007	%	2006	%
Income tax provision at U.S. statutory rate	$(15.1)	(35.0)	$(17.0)	(35.0)
State and local income taxes, net of federal benefit	(0.4)	(0.8)	(0.4)	(0.8)
REIT income not subject to federal tax	6.1	14.0	8.7	17.9
Permanent differences/other	0.4	0.9	1.9	3.9

Income tax provision before discrete items	$(9.0)	(20.9)	$(6.8)	(14.0)
Deferred tax adjustments / other	(0.9)	(2.1)	0.9	1.9

Income tax provision as reported	$(9.9)	(23.0)	$(5.9)	(12.1)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Six months ended June 30,
	2007	%	2006	%
Income tax provision at U.S. statutory rate	$(30.0)	(35.0)	$(26.6)	(35.0)
State and local income taxes, net of federal benefit	(0.7)	(0.8)	(0.6)	(0.7)
REIT income not subject to federal tax	13.7	16.0	13.5	17.7
Permanent differences/other	0.9	1.0	2.4	3.1

Income tax provision before discrete items	$(16.1)	(18.8)	$(11.3)	(14.9)
Deferred tax adjustments / other	(1.3)	(1.5)	1.4	1.9

Income tax provision as reported	$(17.4)	(20.3)	$(9.9)	(13.0)

Tax Audits

The following table provides detail of the tax years that remain subject to examination by the Internal Revenue Service (IRS) and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Periods
U.S. Internal Revenue Service	2003 – 2006

State of Florida	2000 – 2006

State of Georgia	2000 – 2006

State of Alabama	2000 – 2006

New Zealand Inland Revenue	2002 – 2006

In the third quarter of 2006, the Company reached a settlement with the IRS regarding disputed issues for its 2000, 2001 and 2002 tax years, resulting in the reversal of $4.9 million of federal tax liabilities previously established for these years. As a result of the settlement, the Company recorded a tax refund receivable of approximately $8.2 million (plus interest) which was received in the third quarter of 2007.

The Company has other matters under review by various taxing authorities, including the examination of tax years 2003 and 2004 by the IRS. The Company believes its reported tax positions are technically sound and its “uncertain” tax position liabilities at June 30, 2007 adequately reflect the probable resolution of these items.

FIN 48 Disclosures

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification, and interest and penalties. The Company adopted FIN 48 on January 1, 2007, which did not result in an adjustment to its opening balance of retained earnings. The disclosures associated with the adoption and the underlying “uncertain” tax positions follow:

(a)	The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at January 1, 2007 and June 30, 2007 is $5.1 million.

(b)

The Company has recorded interest on the above unrecognized tax benefits of $1.1 million at January 1, 2007 and June 30, 2007. The Company records interest (and penalties, if applicable) in non-operating expenses.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

(c)	It is reasonably possible that within 12 months of June 30, 2007 the following unrecognized tax benefits could significantly increase or decrease:

(i)	U.S. federal tax issues relating to the deductibility of certain expenditures.

•	The event that would cause such a change is the completion of the IRS examination of tax years 2003 – 2004.

•	An estimate of the range of the reasonably possible change is a decrease of $1.9 million to an increase of $2.1 million.

(ii)	Various state tax issues.

•	The event that would cause such a change is the examination of IRS settlements for tax years 2000 – 2002 by the appropriate state taxing authorities.

•	An estimate of the range of the reasonably possible change is a decrease of $0.4 million to an increase of $0.4 million.

(d)	It is reasonably possible that within 12 months of June 30, 2007 the following uncertain tax position could result in a decrease in tax benefits previously recognized:

(i)	U.S. federal tax issues relating to the taxability of a timberland sale treated as an involuntary conversion.

•	The event that would cause such a change is the completion of the IRS examination of tax years 2003 – 2004.

•	An estimate of the range of the reasonably possible change is $0 to a benefit decrease of $15 million.

5.	RESTRICTED DEPOSITS

In order to qualify for LKE treatment, cash proceeds from real estate sales must be deposited with a third party intermediary and accounted for as restricted cash until qualifying replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company and reclassified as cash after 180 days. As of June 30, 2007 and December 31, 2006, the Company had $44.4 million and $1.2 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other assets,” which were on deposit with an LKE intermediary. Approximately $27.6 million of the $44.4 million with the intermediary at June 30, 2007 was returned to the Company in July 2007.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

6.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the six months ended June 30, 2007 and the year ended December 31, 2006 is shown below:

(Share and per share amounts not in thousands)	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	76,092,566	$422,364	$461,903	$7,604	$891,871
Net income	—	—	178,134	—	178,134
Dividends ($1.88 per share)	—	—	(144,049)	—	(144,049)
Issuance of shares under incentive stock plans	801,521	12,611	—	—	12,611
Stock-based compensation expense	—	12,078	—	—	12,078
Repurchase of common shares	(14,261)	(560)	—	—	(560)
Minimum pension liability adjustments	—	—	—	13,339	13,339
Tax benefit on exercise of stock options	—	4,143	—	—	4,143
Foreign currency translation adjustment	—	—	—	3,226	3,226
Impact of adopting SFAS No. 158	—	—	—	(52,815)	(52,815)

Balance, December 31, 2006	76,879,826	$450,636	$495,988	$(28,646)	$917,978

Net income	—	—	68,390	—	68,390
Dividends ($0.94 per share)	—	—	(72,897)	—	(72,897)
Issuance of shares under incentive stock plans	893,040	8,333	—	—	8,333
Stock-based compensation expense	—	7,597	—	—	7,597
Tax benefit on stock-based compensation	—	4,674	—	—	4,674
Amortization of pension and postretirement costs	—	—	—	2,552	2,552
Foreign currency translation adjustment	—	—	—	2,270	2,270

Balance, June 30, 2007	77,772,866	$471,240	$491,481	$(23,824)	$938,897

7.	JOINT VENTURE INVESTMENT

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

A portion of the Company’s equity method investment is recorded at historical cost which generates a difference between the book value of the Company’s investment and its proportionate share of the JV’s net assets. The difference represents the Company’s unrecognized gain from RNZ’s sale of timberlands to the JV. The deferred gain is being recognized on a straight-line basis over nine years (the estimated number of years the JV expects to harvest from the timberlands).

On June 30, 2006, the Company sold 9.72 percent of its interest in the JV to AMP Capital Investors Limited, a subsidiary of the Australian Corporation AMP Limited, thereby reducing its investment in the JV from 49.72 percent to 40 percent. The Company received approximately $21.8 million in cash proceeds and recorded an after-tax gain of $6.5 million, or $0.08 per common share, during the three and six months ended June 30, 2006.

The Company’s investment in the JV was $62.8 million and $61.2 million, at June 30, 2007 and December 31, 2006, respectively. For the three and six months ended June 30, 2007, the Company’s equity in earnings from the JV were $1.1 million.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

8.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131): Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. The Real Estate segment includes the sale of all properties, including timberlands and those designated for higher and better use (HBU). In 2006, the Real Estate segment entered into two participation agreements with developers as part of the Company’s strategy to move up the real estate value chain and, in the future, the Real Estate segment may also include revenue generated from properties with entitlements and infrastructure improvements. The assets of the Real Estate segment include HBU property held by TerraPointe LLC (TerraPointe), Rayonier’s wholly-owned real estate development subsidiary, and timberlands under contract to be sold, as previously reported in the Timber segment. Allocations of depletion expense and the non-cash cost basis of real estate sold are recorded when the Real Estate segment reports the sale of an asset from the Timber segment. The Performance Fibers segment includes two major product lines: Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate were as follows:

	June 30, 2007	December 31, 2006
ASSETS
Timber	$1,228,089	$1,255,443
Real Estate	96,329	53,583
Performance Fibers	487,692	476,148
Wood Products	34,863	35,234
Other Operations	25,924	29,252
Corporate/Other	86,422	114,938

TOTAL	$1,959,319	$1,964,598

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
SALES
Timber	$56,701	$61,038	$121,706	$115,512
Real Estate	29,154	17,822	50,151	30,889
Performance Fibers	167,840	165,859	334,222	311,841
Wood Products	23,774	32,243	43,467	63,803
Other Operations	22,892	35,248	50,499	67,358
Corporate and other	(10)	(88)	36	(129)

TOTAL	$300,351	$312,122	$600,081	$589,274

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING INCOME (LOSS)
Timber (a)	$11,036	$37,474	$37,305	$61,345
Real Estate	23,939	10,969	39,154	21,145
Performance Fibers	30,970	16,004	58,080	26,157
Wood Products	(681)	1,990	(4,009)	4,554
Other Operations	(974)	362	(2,255)	(35)
Corporate and other	(8,567)	(7,810)	(17,392)	(16,981)

TOTAL	$55,723	$58,989	$110,883	$96,185

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber (a)	$26,164	$13,528	$47,937	$28,507
Real Estate	990	913	3,155	1,360
Performance Fibers	17,811	17,338	33,131	32,444
Wood Products	1,604	1,805	3,196	3,589
Other Operations	10	147	30	297
Corporate and other	74	171	149	414

TOTAL	$46,653	$33,902	$87,598	$66,611

(a)

Three and six months ended June 30, 2007 includes the $10.1 million estimated forest fire loss. Three and six months ended June 30, 2006 includes the $7.8 million gain on sale of New Zealand timber assets.

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

Interest Rate Swap Agreements

Rayonier Forest Resources, L.P. (RFR), a wholly-owned subsidiary of Rayonier Inc., previously entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable which matures on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). As such, the net effect from the interest rate swap is recorded as interest expense. The interest rate differentials on the swap agreement settle every June 30 and December 31, until maturity. During the three and six months ended June 30, 2007, this swap agreement increased interest expense by $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2006, this swap agreement increased the Company’s interest expense by $0.1 million and $0.3 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at June 30, 2007 and December 31, 2006 resulted in a liability of approximately $0.5 million and $0.8 million, respectively, with corresponding decreases in debt.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In addition, RFR holds an interest rate swap on $50 million of 8.288 percent fixed rate notes payable which also matures on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and six months ended June 30, 2007, this swap agreement increased the Company’s interest expense by $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2006, this swap agreement increased the Company’s interest expense by $0.1 million and $0.3 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at June 30, 2007 and December 31, 2006 resulted in a liability of approximately $0.5 million and $0.9 million, respectively, with corresponding decreases in debt.

Commodity Swap Agreements

The Company enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The Company’s commodity forward contracts do not qualify for hedge accounting under SFAS 133 and instead are required to be marked-to-market.

During the three and six months ended June 30, 2007, the Company realized a deminimus gain and a loss of $0.3 million, respectively, on matured fuel oil forward contracts. During the three and six months ended June 30, 2006, the Company realized gains of $0.5 million and $1.1 million, respectively, on matured fuel oil forward contracts. The mark-to-market valuation of outstanding fuel oil forward contracts at June 30, 2007 and December 31, 2006 resulted in an asset of $0.1 million and a liability of $0.4 million, respectively. The mark-to-market adjustments are recorded in “Other operating income/expense.”

During the three and six months ended June 30, 2007, the Company realized a deminimus gain and loss, respectively, on matured natural gas forward contracts. During the three and six months ended June 30, 2006, the Company realized losses of $0.1 million and $0.4 million, respectively, on matured natural gas forward contracts. The mark-to-market valuation of outstanding natural gas contracts at June 30, 2007 and December 31, 2006 resulted in a deminimus asset and a liability of $0.1 million, respectively. The mark-to-market adjustments are recorded in “Other operating income/expense.”

10.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of June 30, 2007, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$73,018	$63,067
Guarantees (2)	116,406	110,096
Surety bonds (3)	9,941	1,744

Total	$199,365	$174,907

(1)

Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2007 and are typically renewed as required.

(2)

In August 2006, the Company entered into a $250 million unsecured revolving credit facility. Under this agreement, the Company guarantees the borrowings of its subsidiaries, RFR and Rayonier TRS Holdings Inc. (TRS), and TRS guarantees the borrowings of the Company. At June 30, 2007, the TRS had $110.0 million of outstanding borrowings on the revolving credit facility guaranteed by the Company.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In conjunction with the sale of RNZ’s timberlands to the JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. The Company would have to perform if the bank defaulted on the bond. A deminimus liability, representing Rayonier’s obligation to perform, was recorded in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As of June 30, 2007, three annual payments, of $1.3 million each, remain. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At June 30, 2007 and December 31, 2006, the Company has recorded a deminimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier has issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2007 and are renewed as required.

11.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

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

An analysis of activity in the liabilities for dispositions and discontinued operations for the six months ended June 30, 2007 and the year ended December 31, 2006, is as follows:

	June 30, 2007	December 31, 2006
Balance, January 1,	$122,516	$140,382
Expenditures charged to liabilities	(5,671)	(9,789)
(Reductions)/additions to liabilities	249	(8,077)

Balance, end of period	117,094	122,516
Less: Current portion	(8,739)	(10,699)

Non-current portion	$108,355	$111,817

Rayonier has identified specific liabilities for three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as material and requiring separate disclosure which was presented in the Company’s 2006 Annual Report on Form 10-K. There have not been any significant changes in these sites’ liability requirements for the six months ended June 30, 2007, and therefore separate disclosure is not presented herein. For an analysis of the liability activity for the three years ended December 31, 2006 and a brief description of these individually material sites, see the Company’s 2006 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

The Company currently estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations in 2007 and 2008 will be approximately $10 million and $7 million, respectively. Such costs will be charged against liabilities for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. The Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of June 30, 2007, this amount could range up to $30 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies, and in environmental remediation technology.

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

Legal Proceedings

In 1998, the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (DEP) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (Combe). It is alleged that the Company’s former ERD in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. There has been no significant activity since this time. A court-ordered, nonbinding alternative dispute resolution process is ongoing and, in March of 2006, a court-appointed neutral issued a report and recommendations. The Company believes that its liabilities at June 30, 2007 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

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

•

In our forestry operations, federal, state and local laws and regulations intended to protect threatened and endangered animal and plant species and their habitat, as well as wetlands and waterways, limit, and in some cases may prevent, timber harvesting, road construction and other activities on private lands. For example, Washington, where the Company holds approximately 370,000 acres of timberlands, has among the most stringent forestry laws and regulations in the country.

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

Given all of these contingencies, it is the opinion of management that substantial expenditures will be required over the next ten years in the area of environmental compliance. See Note 11 – Liabilities for Dispositions and Discontinued Operations for additional information regarding the Company’s environmental liabilities.

13.	EMPLOYEE BENEFIT PLANS

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

The net periodic benefit cost for the Company’s pension and postretirement plans (medical and life insurance) for the three and six months ended June 30, 2007 and 2006 are shown in the following table:

Components of Net Periodic Benefit Cost

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Service cost	$1,898	$2,046	$167	$206
Interest cost	3,832	3,631	699	680
Expected return on plan assets	(4,500)	(4,295)	—	—
Amortization of prior service cost	334	396	194	315
Amortization of losses	933	1,350	277	270

Net periodic benefit cost	$2,497	$3,128	$1,337	$1,471

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$3,504	$3,981	$322	$385
Interest cost	7,077	7,064	1,261	1,266
Expected return on plan assets	(8,610)	(8,357)	—	—
Amortization of prior service cost	697	770	373	386
Amortization of losses	1,944	2,627	609	611

Net periodic benefit cost	$4,612	$6,085	$2,565	$2,648

The Company does not have any required pension plan contributions for 2007 and has not made any discretionary pension contributions during the three and six months ended June 30, 2007.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Foreign currency translation adjustments	$29,562	$27,292
Unrecognized components of employee benefit plans, net of tax	(53,386)	(55,938)

Total	$(23,824)	$(28,646)

During the six months ended June 30, 2007, the net foreign currency translation adjustments were due to changes in the New Zealand to U.S. dollar exchange rate. Amortization of unrecognized components of employee pension and postretirement plans of $1.2 million and $2.6 million was recognized during the three and six months ended June 30, 2007, respectively.

15.	SUBSEQUENT EVENT

Dividend Declaration

On July 20, 2007, the Company’s Board of Directors declared a third quarter cash dividend of 50 cents per common share, payable September 28, 2007, to shareholders of record on September 7, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor

Except for historical information, the statements made in this Quarterly Report are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements, which include statements regarding anticipated earnings, revenues, volumes, pricing, costs and other statements relating to Rayonier’s financial and operational performance, in some cases are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “anticipate” and other similar language. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements contained in this release: the cyclical and competitive nature of the forest products and real estate industries; fluctuations in demand for, or supply of, cellulose specialty products, absorbent materials, timber, wood products or real estate and entry of new competitors into these markets; changes in energy and raw material prices, particularly for our performance fibers and wood products businesses; changes in global market trends and world events, including those that could impact customer demand; changes in environmental laws and regulations, including laws regarding air emissions and water discharges, remediation of contaminated sites, timber harvesting, and endangered species, that may restrict or adversely impact our ability to conduct our business; the lengthy, uncertain and costly process associated with the ownership or development of real estate, especially in Florida, which also may be affected by changes in law, policy and other political factors beyond our control; changes in demand for our real estate and unexpected delays in the entry into or closing of real estate transactions; adverse weather conditions, including natural disasters, affecting production, distribution and availability of raw materials such as wood, energy and chemicals; our ability to identify and complete timberland and higher value real estate acquisitions; the geographic concentration of a significant portion of our timberlands; changes in key management and personnel; interest rate and currency movements; our capacity to incur additional debt; changes in import and export controls or taxes; our ability to continue to qualify as a REIT and to fund distributions using cash generated through our taxable REIT subsidiaries; the ability to complete like-kind-exchanges of timberlands and real estate; changes in tax laws that could reduce the benefits associated with REIT status; and additional factors described in the company’s most recent Form 10-K on file with the Securities and Exchange Commission. Rayonier assumes no obligation to update these statements except as may be required by law.

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

Segment Information

We operate in four reportable business segments as defined by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131): Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales include the sale of all properties, including timberlands and those designated for higher and better use (HBU). In 2006, the Real Estate segment entered into two participation agreements with two developers as part of our strategy to move up the real estate value chain and, in the future, the Real Estate segment may also include revenue generated from properties with entitlements and infrastructure improvements. The assets of the Real Estate segment include HBU property held by TerraPointe LLC (TerraPointe), the Company’s wholly-owned real estate development subsidiary, and timberlands under contract to be sold, as previously reported in the Timber segment. Allocations of depletion expense and non-cash costs of land sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, Cellulose Specialties and Absorbent Materials. The Wood Products segment is comprised of lumber operations. Our remaining operations include purchasing, harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. We evaluate financial performance based on the operating income of the segments.

Due to the Company’s 2006 timberland acquisitions in five new states (Oklahoma, Arkansas, Texas, Louisiana, and New York), the Company has renamed its Timber segment regions from Southern and Northwestern to Eastern and Western, respectively. The Eastern region represents the Company’s operations in Florida, Georgia, Alabama, Oklahoma, Arkansas, Texas, Louisiana, and New York, while the Western region represents the Company’s operations in Washington State.

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

Results of Operations, Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006.

Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales

Timber	$56.7	$61.1	$121.7	$115.5

Real Estate
Development	27.9	0.1	31.6	6.5
Rural	0.5	17.7	17.3	24.4
Other	0.8	—	1.3	—

Total Real Estate	29.2	17.8	50.2	30.9

Performance Fibers
Cellulose Specialties	129.0	126.4	258.5	233.1
Absorbent Materials	38.8	39.4	75.7	78.7

Total Performance Fibers	167.8	165.8	334.2	311.8

Wood Products	23.8	32.2	43.5	63.8

Other operations	22.9	35.3	50.5	67.4

Intersegment Eliminations	—	(0.1)	—	(0.1)

Total Sales	$300.4	$312.1	$600.1	$589.3

Operating Income (Loss)

Timber (a)	$11.0	$37.6	$37.3	$61.4

Real Estate	24.0	10.9	39.2	21.1

Performance Fibers	31.0	15.9	58.1	26.1

Wood Products	(0.7)	2.0	(4.0)	4.6

Other operations	(1.0)	0.4	(2.3)	—

Corporate and other expenses / eliminations	(8.6)	(7.8)	(17.4)	(17.0)

Total Operating Income	55.7	59.0	110.9	96.2

Interest Expense	(13.6)	(11.9)	(27.2)	(24.1)

Interest / Other income	1.1	1.7	2.1	4.0

Income tax expense	(9.9)	(5.9)	(17.4)	(9.9)

Net Income	$33.3	$42.9	$68.4	$66.2

Diluted Earnings Per Share	$0.42	$0.55	$0.87	$0.85

(a)

Timber segment operating income for the three and six months ended June 30, 2007 and 2006 includes the $10.1 million fire loss and the $7.8 million gain on sale of New Zealand timber assets, respectively.

Timber

Overall Timber sales for the second quarter decreased from the prior year period due to lower prices in the Eastern region and reduced volumes in the Western region. For the six months ended June 30, 2007, sales increased as higher volumes in the Eastern region more than offset the East’s decline in prices and the West’s reduced volumes.

The Eastern region’s volumes increased 7 percent and 20 percent for the three and six months ended June 30, 2007 primarily due to our 2006 timberland acquisitions and strong market demand for pulpwood. Average prices declined for the three and six months by 15 percent and 10 percent, respectively, due to the sales of salvage timber from the forest fires in Southeast Georgia and Northeast Florida and the downturn in the housing market.

The Western region’s volumes decreased 19 percent and 8 percent for the three and six months ended June 30, 2007, respectively, as a result of the slowdown in the housing market. Prices increased by 3 percent in both the quarter and the six month period due to higher export and pulpwood demand.

Sales (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	Other	2007
Three months ended June 30,
Total Sales	$61.1	$(3.4)	$(1.6)	$0.6	$56.7

Six months ended June 30,
Total Sales	$115.5	$(4.0)	$7.6	$2.6	$121.7

Operating income for the Timber segment was below prior year periods due to price decreases in the Eastern region, lower Western region volumes, the absence of a $7.8 million gain on the sale of a portion of the New Zealand JV and a $10.1 million loss for an estimate of timber destroyed by the Southeast Georgia and Northeast Florida forest fires. We will continue to assess the damage caused by these fires over the balance of 2007, which may result in additional losses in the range of $1.0 to $3.0 million. Equity income from the New Zealand JV improved as a result of strong export demand.

Operating Income (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	Cost/ Other*	2007
Three months ended June 30,
Total Operating Income	$37.6	$(3.4)	$(3.6)	$(19.6)	$11.0

Six months ended June 30,
Total Operating Income	$61.4	$(4.0)	$0.5	$(20.6)	$37.3

*	Includes impact of the $10.1 million charge for forest fire losses in 2007 and the $7.8 million gain on the sale of New Zealand timber assets in 2006.

Real Estate

Our real estate holdings in the Southeast have been segregated into two groups: development properties and rural properties. Development properties are predominantly located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL, while the rural properties essentially include the balance of our ownership in the Southeast. Our Northwest U.S. real estate sales comprise the Other category.

During the three and six month periods sales and operating income increased as higher volumes in development properties offset lower prices per acre and fewer rural acres sold. Compared to 2006, we expect real estate sales in 2007 to be lower due to the soft housing market; however, the nature of real estate is such that fluctuations between periods may be material due to the uncertain timing of entry into and closure of transactions.

Sales (in millions)	Changes Attributable to:
	2006	Price	Volume	2007
Three months ended June 30,
Development	$0.1	$—	$27.8	$27.9
Rural	17.7	0.2	(17.4)	0.5
Other	—	(0.6)	1.4	0.8

Total Sales	$17.8	$(0.4)	$11.8	$29.2

Six months ended June 30,
Development	$6.5	$(3.1)	$28.2	$31.6
Rural	24.4	5.3	(12.4)	17.3
Other	—	(1.1)	2.4	1.3

Total Sales	$30.9	$1.1	$18.2	$50.2

Operating Income (in millions)	Changes Attributable to:
	2006	Price	Volume	2007
Three months ended June 30,
Total Operating Income	$10.9	$(0.4)	$13.5	$24.0

Six months ended June 30,
Total Operating Income	$21.1	$1.1	$17.0	$39.2

Performance Fibers

For the three and six months ended June 30, 2007, our cellulose specialty sales improved by approximately $3 million and $25 million, respectively. Market demand for cellulose specialties resulted in average price increases of $116 per ton and $114 per ton, or 10 percent, for the three month and six month periods, respectively. Volumes contributed unfavorably to sales, decreasing from prior year periods primarily due to a timing shift in our customers’ orders.

Sales prices of our absorbent materials increased $62 per ton and $60 per ton for the three and six months ended June 30, 2007 due to less supply in the fluff pulp market. The improvement in pricing was offset by decreased volume resulting from a greater number of scheduled maintenance shut-down days and a timing shift in our customers’ orders. This resulted in an overall decline in sales for the three and six month periods.

Sales (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	2007
Three months ended June 30,
Cellulose Specialties	$126.4	$12.9	$(10.3)	$129.0
Absorbent Materials	39.4	3.5	(4.1)	38.8

Total Sales	$165.8	$16.4	$(14.4)	$167.8

Six months ended June 30,
Cellulose Specialties	$233.1	$25.6	$(0.2)	$258.5
Absorbent Materials	78.7	6.7	(9.7)	75.7

Total Sales	$311.8	$32.3	$(9.9)	$334.2

Operating income increased by approximately $15 million and $32 million for the three month and six month periods ended June 30, 2007, respectively, primarily due to price increases.

Operating Income (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	Costs	2007
Three months ended June 30,
Total Operating Income	$15.9	$16.4	$(1.7)	$0.4	$31.0

Six months ended June 30,
Total Operating Income	$26.1	$32.3	$0.4	$(0.7)	$58.1

Wood Products

Sales and operating income decreased compared to the prior year periods due to lower prices and volume, partially offset by lower manufacturing costs. The 21 percent and 25 percent decline in lumber prices resulted primarily from reduced demand in the housing market.

Sales (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	2007
Three months ended June 30,
Total Sales	$32.2	$(6.4)	$(2.0)	$23.8

Six months ended June 30,
Total Sales	$63.8	$(14.4)	$(5.9)	$43.5

Operating Income/Loss (in millions)	Changes Attributable to:
	2006	Price	Volume / Mix	Costs	2007
Three months ended June 30,
Total Operating Income/(Loss)	$2.0	$(6.4)	$(0.2)	$3.9	$(0.7)

Six months ended June 30,
Total Operating Income/(Loss)	$4.6	$(14.4)	$(0.6)	$6.4	$(4.0)

Other Operations

Sales of $23 million and $51 million for the second quarter and year-to-date periods, respectively, were $12 million and $17 million lower than the prior year periods reflecting the impact of the closure of our Northwest wood products trading business in February 2007. Operating losses of $1 million and $2 million for the three and six months ended June 30, 2007, respectively, were primarily due to the absence of coal royalties.

Corporate and Other Expenses / Eliminations

Corporate and Other Expenses of $9 million and $17 million for the three and six months ended June 30, 2007, respectively, were slightly higher than the prior year periods due to higher incentive and stock-based compensation.

Other Income / Expense

Interest expense increased for the three and six months ended June 30, 2007 compared to the prior year periods as higher average debt levels more than offset lower interest rates.

Interest/Other income declined by $1 million and $2 million for the three and six month periods in 2007 primarily due to lower cash balances.

Provision for Income Taxes

The effective tax rate before discrete items increased from 14.0 percent in the second quarter of 2006 to 20.9 percent in the second quarter of 2007. The rate increased due to lower REIT income, which included the forest fire charge, and higher foreign earnings in 2006 taxed below the U.S. statutory rate.

See Note 4 - Income Taxes for additional information regarding the provision for income taxes.

Outlook

We expect 2007 earnings to be comparable to 2006, excluding the impact of the wildfires and other special items. Although the housing slowdown continues to put pressure on our Timber and Real Estate businesses, we expect the impact will be offset by the strength of Performance Fibers and strong interest in our rural properties.

Liquidity and Capital Resources, Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Cash Flow

Cash provided by operating activities of $132 million was $1 million below the prior year period, primarily due to increased working capital requirements (timing of interest payments on installment notes) partly offset by higher operating income. Cash used for investing activities of $106 million increased $58 million primarily due to a $39 million increase in like-kind exchange restricted cash deposits offset by the absence of $22 million of proceeds from the sale of a portion of our New Zealand joint venture. Investing activities also include the purchase of wood chipping facilities for $9 million, and strategic timberland acquisitions of $3 million. Cash used for financing activities decreased $16 million reflecting an increase in borrowings of $7 million and $6 million of increased proceeds from stock option exercises. Cash and cash equivalents totaled $16 million and $40 million as of June 30, 2007 and December 31, 2006, respectively, and consisted primarily of marketable securities with maturities at date of acquisition of 90 days or less.

At June 30, 2007, debt was $667 million, $8 million above the December 31, 2006 balance of $659 million. Our debt-to-capital ratio at June 30, 2007 was 41.5 percent, consistent with the December 31, 2006 ratio. We have $113 million of installment notes that will mature on December 31, 2007 which we plan to refinance by issuing public debt securities.

There were no pension contributions made during the second quarter of 2007 or 2006; however, we anticipate making discretionary contributions of approximately $15 to $20 million in the third quarter of 2007. Income tax payments totaled $16 million during the six months ended June 30, 2007 compared to $10 million in 2006. We expect 2007 net income tax payments of $25 million, approximately $14 million below the prior year primarily due to refunds related to prior year tax audit settlements of $8 million that were received in July 2007. Capital expenditures are expected to range from $90 to $95 million in 2007. Pre-tax spending for environmental costs related to dispositions and discontinued operations was $6 million for the six months ended June 30, 2007; full year expenditures of $10 million are anticipated.

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

EBITDA is a non-GAAP measure of our operating cash generating capacity. For the six months ended June 30, 2007, EBITDA was $198 million, $36 million above the prior year period reflecting higher operating income. Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash Provided by Operating Activities	$79.2	$82.3	$131.6	$133.1
Gain on sale of New Zealand timber assets	—	7.8	—	7.8
Non-cash cost basis of real estate sold	(2.2)	(3.7)	(3.6)	(4.5)
Income tax expense	9.9	5.9	17.4	9.9
Interest expense, net	12.4	9.9	25.0	19.9
Working capital (increases)/decreases	8.5	(1.5)	38.1	9.0
Other balance sheet changes	(5.6)	(8.3)	(10.2)	(12.7)

EBITDA	$102.2	$92.4	$198.3	$162.5

A non-cash expense impacting the economics of our Real Estate business is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the three and six months ended June 30, 2007 and 2006 totaled $104.4 million and $96.1 million, and $201.9 million and $167.0 million, respectively.

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

Adjusted CAD for the six months ended June 30, 2007 was $107 million, $26 million above the prior year period. The increase is due to higher cash earnings and lower capital spending partly offset by increased working capital requirements. The 2006 capital expenditures included spending related to energy saving projects. The Adjusted Cash Available for Distribution generated in the current period is not necessarily indicative of amounts that may be generated in future periods. Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2007	2006
Cash provided by Operating Activities	$131.6	$133.1
Capital spending	(51.2)	(61.6)
Decrease in committed cash	25.6 (a)	7.9
Equity-based compensation adjustments	2.9	4.2
LKE tax benefits	(2.4)	(2.6)
Other	0.1	0.7

Cash Available for Distribution	106.6	81.7
Mandatory debt repayments	—	(1.5)

Adjusted Cash Available for Distribution	$106.6	$80.2

(a)	Primarily 2006 interest paid in 2007 and previously reflected as a reduction in 2006 Adjusted CAD.

Liquidity Facilities

In August 2006, we entered into a $250 million unsecured revolving credit facility to replace the previous facility which was scheduled to expire in November 2006. This facility includes an accordion feature which allows additional borrowing above $250 million, in $25 million increments, up to an aggregate $100 million, provided no default exists. The facility expires in August 2011. At June 30, 2007, the available borrowing capacity was $133 million (excluding the accordion feature), primarily due to borrowings to purchase timberlands in the fourth quarter of 2006, and $7 million attributable to previously issued standby letters of credit.

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

In addition to the financial covenants listed above, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. As of June 30, 2007 and December 31, 2006, the amount of excess proceeds was approximately $36 million and $10 million, respectively.

In May 2007, we completed a Form S-3 universal registration statement to offer debt securities, preferred stock, common stock, warrants and guarantees of Rayonier Inc., debt securities and guarantees of Rayonier TRS Holdings Inc. and debt securities and guarantees of Rayonier Forest Resources, L.P.

The covenants listed below, which are the most significant financial covenants in effect as of June 30, 2007, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at June 30, 2007	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.08	5.58
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.59	2.41
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	7.45	4.95
Dividends paid should not exceed 90 percent of Covenant FFO	90%	42%	48%

Contractual Financial Obligations and Off-Balance Sheet Arrangements

No material changes to guarantees or financial instruments such as letters of credit and surety bonds occurred during the first six months of 2007. See Note 10 - Guarantees, for details on the letters of credit, surety bonds and total guarantees outstanding as of June 30, 2007.

Segment EBITDA

EBITDA is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and six months ended June 30, 2007 and 2006 was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
EBITDA
Timber	$37.2	$51.1	$85.2	$89.9
Real Estate	24.9	11.8	42.3	22.5
Performance Fibers	48.8	33.1	91.2	58.5
Wood Products	0.9	3.8	(0.8)	8.1
Other Operations	(0.9)	0.5	(2.2)	0.3
Corporate and other	(8.7)	(7.9)	(17.4)	(16.8)

Total	$102.2	$92.4	$198.3	$162.5

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended June 30, 2007
Cash provided by operating activities	$39.2	$27.0	$43.4	$(0.8)	$(1.2)	$(28.4)	$79.2
Less: Non-cash cost basis of real estate sold	—	(1.7)	—	—	(0.5)	—	(2.2)
Add: Income tax expense	—	—	—	—	—	9.9	9.9
Interest, net	—	—	—	—	—	12.4	12.4
Working capital increases (decreases)	(6.4)	(0.6)	5.3	1.7	(3.1)	11.6	8.5
Other balance sheet changes	4.4	0.2	0.1	—	3.9	(14.2)	(5.6)

EBITDA	$37.2	$24.9	$48.8	$0.9	$(0.9)	$(8.7)	$102.2

Three Months Ended June 30, 2006
Cash provided by operating activities	$53.1	$18.7	$14.8	$6.3	$7.1	$(17.7)	$82.3
Less: Non-cash cost basis of real estate sold	—	(3.7)	—	—	—	—	(3.7)
Add: Gain on sale of New Zealand timber assets	7.8	—	—	—	—	—	7.8
Income tax expense	—	—	—	—	—	5.9	5.9
Interest, net	—	—	—	—	—	9.9	9.9
Working capital increases (decreases)	(6.8)	(3.1)	18.2	(2.5)	(6.4)	(0.9)	(1.5)
Other balance sheet changes	(3.0)	(0.1)	0.1	—	(0.2)	(5.1)	(8.3)

EBITDA	$51.1	$11.8	$33.1	$3.8	$0.5	$(7.9)	$92.4

Six Months Ended June 30, 2007
Cash provided by operating activities	$86.5	$46.0	$88.8	$(2.1)	$(8.5)	$(79.1)	$131.6
Less: Non-cash cost basis of real estate sold	—	(3.1)	—	—	(0.5)	—	(3.6)
Add: Income tax expense	—	—	—	—	—	17.4	17.4
Interest, net	—	—	—	—	—	25.0	25.0
Working capital increases (decreases)	(4.0)	(1.6)	2.5	1.3	2.9	37.0	38.1
Other balance sheet changes	2.7	1.0	(0.1)	—	3.9	(17.7)	(10.2)

EBITDA	$85.2	$42.3	$91.2	$(0.8)	$(2.2)	$(17.4)	$198.3

Six Months Ended June 30, 2006
Cash provided by operating activities	$96.9	$26.2	$44.4	$7.0	$7.6	$(49.0)	$133.1
Less: Non-cash cost basis of real estate sold	—	(4.5)	—	—	—	—	(4.5)
Add: Gain on sale of New Zealand timber assets	7.8	—	—	—	—	—	7.8
Income tax expense	—	—	—	—	—	9.9	9.9
Interest, net	—	—	—	—	—	19.9	19.9
Working capital increases (decreases)	(2.3)	0.9	14.0	1.1	(7.3)	2.6	9.0
Other balance sheet changes	(12.5)	(0.1)	0.1	—	—	(0.2)	(12.7)

EBITDA	$89.9	$22.5	$58.5	$8.1	$0.3	$(16.8)	$162.5

The following tables provide sales volumes by segment:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Timber
Western U.S., in millions of board feet	72	89	151	164
Eastern U.S., in thousands of short green tons	1,293	1,204	2,936	2,451

Real Estate
Acres sold
Development	3,882	7	4,005	751
Rural	156	9,613	6,023	12,273
Northwest U.S.	210	4	358	4

Total	4,248	9,624	10,386	13,028

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	111	121	225	225
Absorbent materials, in thousands of metric tons	56	63	111	128
Production as a percent of capacity	98.6%	99.2%	98.6%	99.0%

Lumber
Sales volume, in millions of board feet	87	92	160	176

The following tables provide sales by geographic location:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Geographical Data (Non-U.S.)
Sales
New Zealand	$11.7	$8.2	$24.0	$13.7
Other	2.4	3.7	4.4	8.2

Total	$14.1	$11.9	$28.4	$21.9

Operating income (loss)
New Zealand	$1.1	$(0.3)	$1.9	$(1.4)
Other	(0.5)	(0.5)	(1.0)	(0.9)

Total	$0.6	$(0.8)	$0.9	$(2.3)

Timber
Sales
Western U.S.	$29.2	$35.2	$59.9	$62.3
Eastern U.S.	24.5	23.5	55.6	48.5
New Zealand	3.0	2.4	6.2	4.7

Total	$56.7	$61.1	$121.7	$115.5

Operating income
Western U.S.	$15.8	$21.4	$33.8	$37.4
Eastern U.S. *	(6.3)	8.8	1.5	17.7
New Zealand **	1.5	7.4	2.0	6.3

Total	$11.0	$37.6	$37.3	$61.4

*	Operating income for the three and six months ended June 30, 2007 includes the $10.1 million forest fire loss.
**	Operating income for the three and six months ended June 30, 2006 includes a $7.8 million gain from the sale of a portion of the joint venture.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk; however, we intend to hold most of our debt until maturity. We periodically enter into interest rate swap agreements to manage exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At June 30 2007, we had two interest rate swap agreements, both maturing in December 2007, which resulted in a liability with a fair market value of $1.0 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. A hypothetical 10 percent increase/decrease in the prevailing market price of natural gas and fuel oil hedged at June 30, 2007 would result in a change of a deminimus amount and $0.1 million, respectively, in our pre-tax income. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. Our natural gas and fuel oil contracts do not qualify for hedge accounting and as such mark-to-market adjustments are recorded in “Other operating income, net.” See Note 9—Financial Instruments for outstanding forward contracts at June 30, 2007 as well as gains and losses recognized from such contracts.

Primarily all of our revenues and expenses are U.S. dollar-denominated. However, the JV is subject to the risks of foreign currency fluctuations (See Note 7 – Joint Venture Investment for additional information on the JV). At June 30, 2007, there were no outstanding forward foreign currency contracts to purchase New Zealand dollars.

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

Based on an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2007.

In the quarter ended June 30, 2007, based upon the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, there were no changes in our internal controls over financial reporting that would materially affect or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Notes 11 and 12 of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which are hereby incorporated by reference.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006. For a full description of these risk factors, please refer to Item 1A—Risk Factors, in the 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized, through its Common Share repurchase program, to repurchase 2,464,010 and 2,444,227 shares as of June 30, 2007 and December 31, 2006, respectively. There were no shares repurchased during the three months ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 17, 2007 (the “Annual Meeting”). At that meeting, three directors were elected as follows:

	Votes For	Votes Withheld
Directors of Class I, Terms Expire in 2010
C. David Brown, II	66,266,228	3,554,701
Thomas I. Morgan	68,755,306	1,065,622
Lee M. Thomas	68,576,611	1,244,318

The following directors’ terms of office also continued after the Annual Meeting: James H. Hance, Jr., Richard D. Kincaid, Paul G. Kirk, Jr., W. L. Nutter, Carl S. Sloane and Ronald Townsend.

At the Annual Meeting, votes were also taken to amend the Company’s Amended and Restated Articles of Incorporation to require a majority vote for the election of directors, to approve certain amendments to the 2004 Rayonier Incentive Stock and Management Bonus Plan and to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company. The results of such votes were as follows:

Shares Being Voted with Regard to Amendment of Articles of Incorporation

Shares Being Voted
For	Against	Abstain
67,969,312	1,617,884	233,731

Shares Being Voted with Regard to Ratification of Auditors

Shares Being Voted
For	Against	Abstain
69,456,964	254,057	109,906

Abstentions and broker non-votes, as well as votes withheld, were not counted for or against any of the above matters or nominees.

Shares Being Voted with Regard to Amendment of the 2004 Plan

Shares Being Voted
For	Against	Abstain	Broker Non-votes
48,464,463	4,785,303	1,941,696	14,926,465

Abstentions and broker non-votes, as well as votes withheld, had the practical effect of a vote against the above matter.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 to the Registrant’s May 22, 2007 Form 8-K

3.2	Bylaws	Incorporated by reference from Exhibit 3.2 to the Registrant’s May 22, 2007 Form 8-K

10.1	2004 Rayonier Incentive Stock and Management Bonus Plan	Incorporated by reference from Exhibit 10.1 to the Registrant’s May 22, 2007 Form 8-K

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Senior Vice President and Chief Financial Officer

July 27, 2007