Form 10-Q
period 2007-09-30
RAYONIER INC
filed 2007-10-26
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 22, 2007, there were outstanding 78,043,723 Common Shares of the Registrant.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
SALES	$334,215	$312,029	$934,296	$901,303

Costs and Expenses
Cost of sales (the nine months ended September 30, 2007 includes $10.1 million fire loss charge)	227,357	231,454	690,224	702,893
Selling and general expenses	16,958	14,487	48,925	45,107
Other operating (income) expense, net	(2,583)	202	(7,124)	(1,848)

	241,732	246,143	732,025	746,152
Equity in income (loss) of New Zealand joint venture	151	(136)	1,246	(985)

OPERATING INCOME BEFORE GAIN ON SALE OF NEW ZEALAND TIMBER ASSETS	92,634	65,750	203,517	154,166
Gain on sale of New Zealand timber assets	—	—	—	7,769

OPERATING INCOME	92,634	65,750	203,517	161,935
Interest expense	(14,979)	(11,057)	(42,212)	(35,120)
Interest and miscellaneous income, net	1,429	3,093	3,613	7,073

INCOME BEFORE INCOME TAXES	79,084	57,786	164,918	133,888
Income tax provision	(7,627)	(2,749)	(25,070)	(12,681)

NET INCOME	71,457	55,037	139,848	121,207

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	3,116	6,769	5,387	(1,936)
Amortization of pension and postretirement costs	1,389	—	3,941	—

COMPREHENSIVE INCOME	$75,962	$61,806	$149,176	$119,271

EARNINGS PER COMMON SHARE
Basic earnings per share	$0.92	$0.71	$1.80	$1.58

Diluted earnings per share	$0.90	$0.70	$1.77	$1.55

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,145	$40,171
Accounts receivable, less allowance for doubtful accounts of $963 and $560	105,665	100,309
Inventory
Finished goods	51,973	57,338
Work in process	7,079	7,823
Raw materials	8,887	8,496
Manufacturing and maintenance supplies	1,781	1,936

Total inventory	69,720	75,593
Other current assets	31,535	43,242
Timber assets held for sale	—	40,955

Total current assets	299,065	300,270

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,115,437	1,127,513
PROPERTY, PLANT AND EQUIPMENT
Land	25,151	25,291
Buildings	121,256	118,348
Machinery and equipment	1,193,990	1,221,305

Total property, plant and equipment	1,340,397	1,364,944
Less - accumulated depreciation	(991,707)	(1,011,164)

	348,690	353,780

INVESTMENT IN JOINT VENTURE	62,635	61,233
OTHER ASSETS	142,025	121,802

	$1,967,852	$1,964,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$55,087	$73,758
Bank loans and current maturities	585	3,550
Accrued taxes	15,560	16,296
Accrued payroll and benefits	26,743	24,879
Accrued interest	14,871	19,551
Accrued customer incentives	10,004	9,494
Liability for uncertain tax positions	12,021	—
Other current liabilities	33,625	35,110
Current liabilities for dispositions and discontinued operations	8,930	10,699

Total current liabilities	177,426	193,337

LONG-TERM DEBT	620,976	655,447
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	106,888	111,817
PENSION AND OTHER POSTRETIREMENT BENEFITS	64,743	73,303
OTHER NON-CURRENT LIABILITIES	14,044	12,716
COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
SHAREHOLDERS’ EQUITY
Common shares, 120,000,000 shares authorized, 78,001,932 and 76,879,826 shares issued and outstanding	479,116	450,636
Retained earnings	523,977	495,988
Accumulated other comprehensive loss	(19,318)	(28,646)

	983,775	917,978

	$1,967,852	$1,964,598

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$139,848	$121,207
Non-cash items included in net income:
Depreciation, depletion and amortization	114,944	98,798
Non-cash cost of forest fire losses	9,601	—
Non-cash cost of real estate sold	7,727	10,818
Non-cash stock-based incentive compensation expense	10,106	8,099
Gain on sale of New Zealand timber assets	—	(7,769)
Deferred income tax benefit	(4,943)	(9,317)
Other	5,114	1,511
(Increase) decrease in accounts receivable	(5,358)	1,505
Decrease in inventory	3,922	26
(Decrease) increase in accounts payable	(13,538)	227
Decrease (increase) in other current assets	13,108	(19,670)
Increase in accrued liabilities	5,904	22,012
(Decrease) increase in other non-current liabilities	(7,047)	2,751
Increase in other non-current assets	(8,640)	(440)
Expenditures for dispositions and discontinued operations	(7,017)	(7,409)

CASH PROVIDED BY OPERATING ACTIVITIES	263,731	222,349

INVESTING ACTIVITIES
Capital expenditures	(67,398)	(87,992)
Purchase of timberlands and wood chipping facilities	(12,434)	(9,387)
Purchase of real estate	(4,350)	(21,101)
Proceeds from sale of portion of New Zealand timber assets	—	21,770
Increase in restricted cash	(396)	(3,599)
Other	1,032	920

CASH USED FOR INVESTING ACTIVITIES	(83,546)	(99,389)

FINANCING ACTIVITIES
Issuance of debt	122,000	93,000
Repayment of debt	(160,550)	(95,685)
Dividends paid	(111,628)	(107,820)
Issuance of common shares	15,014	7,013
Repurchase of common shares	—	(526)
Tax benefits on stock based compensation	6,284	2,505

CASH USED FOR FINANCING ACTIVITIES	(128,880)	(101,513)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	669	1,211

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	51,974	22,658
Balance, beginning of year	40,171	146,227

Balance, end of period	$92,145	$168,885

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
AND NONCASH INVESTING ACTIVITIES:
Cash paid during the period:
Interest	$46,275	$24,466

Income taxes	$9,742	$22,848

Non-cash investing activity:
Capital assets purchased on account	$4,114	$5,384

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (Rayonier or the Company), reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating; therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K.

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

2.	INCOME PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$71,457	$55,037	$139,848	$121,207

Shares used for determining basic earnings per common share	77,760,290	76,508,135	77,454,510	76,421,839
Dilutive effect of:
Stock options	895,966	1,190,336	1,011,521	1,290,432
Performance and restricted shares	403,218	363,748	328,173	327,111

Shares used for determining diluted earnings per common share	79,059,474	78,062,219	78,794,204	78,039,382

Basic earnings per common share:
Net income	$0.92	$0.71	$1.80	$1.58

Diluted earnings per common share:
Net income	$0.90	$0.70	$1.77	$1.55

3.	FOREST FIRES

During the second quarter of 2007, the Company recorded a $10.1 million charge ($0.13 per share) in its Timber segment’s cost of sales for realized losses and an estimate of probable losses resulting from wildfires on approximately 64,000 acres of the Company’s timberlands in Southeast Georgia and Northeast Florida. The Company’s estimate was based primarily on aerial surveys as well as sample assessments made at the ground level. Company personnel were unable to access the entire 64,000 acres at ground level, which generally provides the best estimate of damage. The Company will continue to assess the damage during the balance of the year and believes that additional losses of $1.0 million to $3.0 million for timber damaged by fire are reasonably possible.

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

Prohibited Transactions

As a REIT, the Company can be subject to a 100 percent tax on the gain resulting from “prohibited transactions.” The Company believes it did not engage in any prohibited transactions during the nine months ended September 30, 2007 and 2006, respectively.

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

Undistributed Foreign Earnings

The Company has undistributed foreign earnings from its non-U.S. operations, which it intends to permanently reinvest overseas. The Company also intends to reinvest all future foreign earnings overseas. Therefore, no U.S. taxes have been provided on undistributed earnings.

Provision for Income Taxes

The Company’s effective tax rate before discrete items was 9.7 percent and 14.5 percent, and 14.2 percent and 14.6 percent in the three and nine months ended September 30, 2007 and 2006, respectively. The rates decreased principally due to higher REIT income in 2007. Including discrete items, the effective tax rate was 9.6 percent and 15.2 percent, and 4.8 percent and 9.4 percent for the three and nine months ended months ended September 30, 2007 and 2006, respectively. The 2007 discrete items included a net $5.5 million charge relating to the 2003 and 2004 IRS audits, a $3.6 million benefit from reducing a valuation allowance relating to Georgia income tax credits and a favorable $2.0 million return to accrual adjustment. The 2006 discrete items included a favorable adjustment for prior year IRS audit settlements.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT, including post-REIT real estate appreciation and the effect of LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on: (i) interest expense ($7.1 million in the quarter), (ii) the estimated forest fire loss ($10.1 million in the nine months ended September 30, 2007), and (iii) corporate overhead expenses associated with REIT activities ($3.7 million in the quarter). The net tax benefit from REIT activities for the third quarter of 2007 was $20.1 million compared to $11.6 million in the third quarter of 2006. The Company recognized $3.6 million in LKE tax benefits during the nine months ended September 30, 2007, compared to $4.1 million in the nine months ended September 30, 2006.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The following tables reconcile the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and nine months ended September 30 (millions of dollars, except percentages):

	Three months ended September 30,
	2007	%	2006	%
Income tax provision at U.S. statutory rate	$(27.7)	(35.0)	$(20.2)	(35.0)
REIT income not subject to federal tax	20.1	25.4	11.6	20.1
State and local income taxes, net of federal benefit	(0.5)	(0.6)	(0.3)	(0.5)
Permanent differences/other	0.4	0.5	0.8	1.2

Income tax provision before discrete items	(7.7)	(9.7)	(8.1)	(14.2)
Taxing authority settlements and FIN 48 adjustments	(5.5)	(6.9)	4.9	8.3
Change in valuation allowance	3.6	4.5	—	—
Return to accrual adjustments	2.0	2.5	(1.2)	(2.1)
Deferred tax adjustments/other	—	—	1.7	3.2

Income tax provision as reported	$(7.6)	(9.6)	$(2.7)	(4.8)

	Nine months ended September 30,
	2007	%	2006	%
Income tax provision at U.S. statutory rate	$(57.7)	(35.0)	$(46.9)	(35.0)
REIT income not subject to federal tax	33.8	20.5	25.1	18.8
State and local income taxes, net of federal benefit	(1.1)	(1.0)	(0.9)	(0.7)
Permanent differences/other	1.1	1.0	3.2	2.3

Income tax provision before discrete items	(23.9)	(14.5)	(19.5)	(14.6)
Taxing authority settlements and FIN 48 adjustments	(5.5)	(3.3)	5.3	4.0
Change in valuation allowance	3.6	2.1	—	—
Return to accrual adjustments	2.0	1.3	(0.3)	(0.2)
Deferred tax adjustments/other	(1.3)	(0.8)	1.9	1.4

Income tax provision as reported	$(25.1)	(15.2)	$(12.6)	(9.4)

Tax Audits

The following table provides detail of the tax years that remain subject to examination by the Internal Revenue Service (IRS) and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Periods
U.S. Internal Revenue Service	2003 – 2006
State of Florida	2003 – 2006
State of Georgia	2003 – 2006
State of Alabama	2003 – 2006
New Zealand Inland Revenue	2002 – 2006

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

In the third quarter of 2007, the IRS completed its examination of tax years 2003 and 2004. The Company is disputing one issue related to the taxability of a timberland sale the Company treated as an involuntary conversion in its 2003 tax year. The Company recorded a net discrete tax expense of $5.5 million as a result of the disputed issue and agreement on other tax issues.

The Company has other matters under review by various taxing authorities, including the examination of tax years 2005 and 2006 by the IRS. The Company believes its reported tax positions are technically sound and its uncertain tax position liabilities at September 30, 2007 adequately reflect the probable resolution of these items.

FIN 48 Disclosures

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification, and interest and penalties. The Company adopted FIN 48 on January 1, 2007, which did not result in an adjustment to its opening balance of retained earnings. The disclosures associated with the adoption and the underlying uncertain tax positions follow:

(a)	The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at January 1, 2007 and September 30, 2007 is $5.1 million and $11.4 million, respectively.

(b)

The Company has recorded interest on the above unrecognized tax benefits of $1.1 million at January 1, 2007 and $3.2 million at September 30, 2007. The Company records interest (and penalties, if applicable) in non-operating expenses.

(c)	It is reasonably possible that within 12 months of September 30, 2007 the following unrecognized tax benefits could significantly decrease:

(i)	U.S. federal tax issues relating to the deemed taxability of foreign income.

•	The event that would cause such a change is the acceptance of IRS examination report for tax years 2005 – 2006.

•	An estimate of the reasonably possible change is a decrease of $0.9 million.

(ii)	U.S. federal tax issues relating to the deductibility of certain expenditures.

•	The event that would cause such a change is the completion of the IRS examination of tax years 2005 – 2006.

•	An estimate of the reasonably possible change is a decrease of $0.3 million.

(iii)	U.S. federal tax issues relating to utilization of foreign tax credits.

•	The event that would cause such a change is the completion of the IRS examination of tax years 2005 – 2006.

•	An estimate of the reasonably possible change is a decrease of $1.0 million.

(d)	It is reasonably possible that within 12 months of September 30, 2007 the following uncertain tax position could result in a change in tax benefits previously recognized:

(i)	U.S. federal tax issues relating to the taxability of a timberland sale treated as an involuntary conversion.

•	The event that would cause such a change is the settlement of the disputed issue at the Appeals administrative review level for tax year 2003.

•	An estimate of the range of the reasonably possible change is an increase of $4 million to a decrease of $2 million.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

5.	RESTRICTED DEPOSITS

In order to qualify for LKE treatment, cash proceeds from real estate sales must be deposited with a third party intermediary and accounted for as restricted cash until qualifying replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company and reclassified as cash after 180 days. As of September 30, 2007 and December 31, 2006, the Company had $1.6 million and $1.2 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other assets,” which were on deposit with an LKE intermediary.

6.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the nine months ended September 30, 2007 and the year ended December 31, 2006 is shown below:

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
(Share and per share amounts not in thousands)	Shares	Amount
Balance, December 31, 2005	76,092,566	$422,364	$461,903	$7,604	$891,871
Net income	—	—	178,134	—	178,134
Dividends ($1.88 per share)	—	—	(144,049)	—	(144,049)
Issuance of shares under incentive stock plans	801,521	12,611	—	—	12,611
Stock-based compensation expense	—	12,078	—	—	12,078
Repurchase of common shares	(14,261)	(560)	—	—	(560)
Minimum pension liability adjustments	—	—	—	13,339	13,339
Tax benefit on stock-based compensation	—	4,143	—	—	4,143
Foreign currency translation adjustment	—	—	—	3,226	3,226
Impact of adopting SFAS No. 158	—	—	—	(52,815)	(52,815)

Balance, December 31, 2006	76,879,826	$450,636	$495,988	$(28,646)	$917,978
Net income	—	—	139,848	—	139,848
Dividends ($1.44 per share)	—	—	(111,859)	—	(111,859)
Issuance of shares under incentive stock plans	1,122,106	12,090	—	—	12,090
Stock-based compensation expense	—	10,106	—	—	10,106
Tax benefit on stock-based compensation	—	6,284	—	—	6,284
Amortization of pension and postretirement costs	—	—	—	3,941	3,941
Foreign currency translation adjustment	—	—	—	5,387	5,387

Balance, September 30, 2007	78,001,932	$479,116	$523,977	$(19,318)	$983,775

7.	JOINT VENTURE INVESTMENT

The Company holds a 40 percent interest in a joint venture (JV) that owns approximately 351,000 acres of New Zealand timberlands, which is accounted for using the equity method of accounting. In addition to the Company having an equity investment, Rayonier New Zealand Limited (RNZ), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests, for which it receives a fee. Income from the JV is reported in the Timber segment as operating income since the Company manages the forests and its JV interest is an extension of its operations. While the JV is subject to New Zealand income taxes, its timber harvest operations are held within the REIT; therefore, the Company generally is not required to pay U.S. federal income taxes on its equity investment income.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

On June 30, 2006, the Company sold 9.72 percent of its interest in the JV to AMP Capital Investors Limited, a subsidiary of the Australian Corporation AMP Limited, thereby reducing its investment in the JV from 49.72 percent to 40 percent. The Company received approximately $21.8 million in cash proceeds and recorded an after-tax gain of $6.5 million, or $0.08 per common share.

The Company’s investment in the JV was $62.6 million and $61.2 million, at September 30, 2007 and December 31, 2006, respectively. For the three and nine months ended September 30, 2007, the Company’s equity in earnings from the JV were $0.2 million and $1.2 million, respectively. For the three and nine months ended September 30, 2006, the Company’s equity in the JV’s losses were $0.1 million and $1.0 million, respectively.

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

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate were as follows:

	September 30, 2007	December 31, 2006
ASSETS
Timber (a)	$1,268,836	$1,255,443
Real Estate	57,177	53,583
Performance Fibers	482,425	476,148
Wood Products	32,013	35,234
Other Operations	29,438	29,252
Corporate and Other	97,963	114,938

TOTAL	$1,967,852	$1,964,598

(a)

In the third quarter 2007, the Company elected not to sell the forestry rights for $35 million of timber parcels located in Arkansas, Louisiana, Alabama and Texas and incorporated these parcels into its timberland management program. These parcels, which were acquired in the fourth quarter 2006, were previously stated as assets held for sale.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
SALES
Timber	$50,260	$44,290	$171,966	$159,803
Real Estate	55,963	46,278	106,113	77,166
Performance Fibers	188,800	163,470	523,022	475,311
Wood Products	24,291	26,273	67,758	90,076
Other Operations	14,901	31,773	65,401	99,131
Corporate and other	—	(55)	36	(184)

TOTAL	$334,215	$312,029	$934,296	$901,303

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
OPERATING INCOME (LOSS)
Timber (a)	$11,979	$17,099	$49,283	$78,445
Real Estate	47,672	37,604	86,826	58,750
Performance Fibers	43,075	21,160	101,155	47,317
Wood Products	(1,461)	(3,226)	(5,470)	1,328
Other Operations	307	131	(1,948)	96
Corporate and other	(8,938)	(7,018)	(26,329)	(24,001)

TOTAL	$92,634	$65,750	$203,517	$161,935

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber (b)	$17,473	$10,271	$65,410	$38,777
Real Estate	1,360	16	4,515	1,376
Performance Fibers	16,607	19,791	49,738	52,235
Wood Products	1,436	1,776	4,632	5,365
Other Operations	9	148	39	445
Corporate and other	63	195	211	600

TOTAL	$36,948	$32,197	$124,545	$98,798

(a)	Nine months ended September 30, 2007 includes the $10.1 million estimated forest fire loss. Nine months ended September 30, 2006 includes the $7.8 million gain on sale of New Zealand timber assets.

(b)	Nine months ended September 30, 2007, includes the $9.6 million of non-cash cost related to forest fire losses.

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

Interest Rate Swap Agreements

Rayonier Forest Resources, L.P. (RFR), a wholly-owned subsidiary of Rayonier Inc., previously entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable which matures on December 31, 2007. The swap converts interest payments from the fixed rate to six month LIBOR plus 4.99 percent and qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). As such, the net effect from the interest rate swap is recorded as interest expense. The interest rate differentials on the swap agreement settle every June 30 and December 31, until maturity. During the three and nine months ended September 30, 2007, this swap agreement increased interest expense by $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2006, this swap agreement increased the Company’s interest expense by $0.2 million and $0.5 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at September 30, 2007 and December 31, 2006 resulted in a liability of approximately $0.2 million and $0.8 million, respectively, with corresponding decreases in debt.

In addition, RFR holds an interest rate swap on $50 million of 8.288 percent fixed rate notes payable which also matures on December 31, 2007. The swap converts interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualifies as a fair value hedge under SFAS 133. As such, the net effect of the interest rate swap is recorded in interest expense. The swap agreement settles every June 30 and December 31, until maturity. During the three and nine months ended September 30, 2007, this swap agreement increased the Company’s interest expense by $0.3 million and $0.8 million, respectively. During the three and nine months ended September 30, 2006, this swap agreement increased the Company’s interest expense by $0.3 million and $0.6 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement at September 30, 2007 and December 31, 2006 resulted in a liability of approximately $0.3 million and $0.9 million, respectively, with corresponding decreases in debt.

Commodity Swap Agreements

The Company enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The Company’s commodity forward contracts do not qualify for hedge accounting under SFAS 133 and instead are required to be marked-to-market.

During the three and nine months ended September 30, 2007, the Company realized gains of $0.1 million and $0.3 million, respectively, on matured fuel oil forward contracts. The realized gains recorded on fuel oil forward contracts maturing during the three and nine months ended September 30, 2006 were $0.4 million and $1.5 million, respectively. At September 30, 2007, there were no outstanding fuel oil contracts. The mark-to-market valuation of outstanding fuel oil forward contracts at December 31, 2006 resulted in a liability of $0.4 million. The mark-to-market adjustments are recorded in “Other operating income/expense.”

During the three and nine months ended September 30, 2007, the Company realized a deminimus loss and gain, respectively, on matured natural gas forward contracts. During the three and nine months ended September 30, 2006, the Company realized losses of $0.2 million and $0.6 million, respectively, on matured natural gas forward contracts. At September 30, 2007, there were no outstanding natural gas contracts. At December 31, 2006, there was a $0.1 million liability associated with outstanding natural gas contracts. The mark-to-market adjustments are recorded in “Other operating income/expense.”

10.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and foreign governmental agencies. As of September 30, 2007, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$72,898	$63,067
Guarantees (2)	71,601	65,096
Surety bonds (3)	9,089	1,717

Total	$153,588	$129,880

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

(2)

In August 2006, the Company entered into a $250 million unsecured revolving credit facility. Under this agreement, the Company guarantees the borrowings of its subsidiaries, RFR and Rayonier TRS Holdings Inc. (TRS), and TRS guarantees the borrowings of the Company. At September 30, 2007, the TRS had $65.0 million of outstanding borrowings on the revolving credit facility guaranteed by the Company.

In conjunction with the sale of RNZ’s timberlands to the JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. The Company would have to perform if the bank defaulted on the bond. A deminimus liability, representing Rayonier’s obligation to perform, was recorded in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As of September 30, 2007, three annual payments, of $1.2 million each, remain. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At September 30, 2007 and December 31, 2006, the Company has recorded a deminimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier has issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2007 and are renewed as required.

(4)	See Note 15 – Subsequent Event for information on guarantees associated with the October 2007 debt offering.

11.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

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

An analysis of activity in the liabilities for dispositions and discontinued operations for the nine months ended September 30, 2007 and the year ended December 31, 2006, is as follows:

	September 30, 2007	December 31, 2006
Balance, January 1,	$122,516	$140,382
Expenditures charged to liabilities	(7,017)	(9,789)
(Reductions)/additions to liabilities	319	(8,077)

Balance, end of period	115,818	122,516
Less: Current portion	(8,930)	(10,699)

Non-current portion	$106,888	$111,817

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Rayonier has identified specific liabilities for three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) and Port Angeles, WA as material and requiring separate disclosure, which was presented in the Company’s 2006 Annual Report on Form 10-K. There have not been any significant changes in these sites’ estimated liabilities for the nine months ended September 30, 2007, and therefore separate disclosure is not presented herein. For an analysis of the liability activity for the three years ended December 31, 2006 and a brief description of these individually material sites, see the Company’s 2006 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

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

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of September 30, 2007, this amount could range up to $30 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies, and in environmental remediation technology.

The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors, including but not limited to significant changes in discharge or treatment volumes, requirements to perform additional or different remediation, changes in environmental remediation technology, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, a site’s potential for “brownfields” (environmentally impacted site considered for re-development), or other similar projects, could accelerate expenditures as well as impact the amount and/or type of remediation required, as could new laws, regulations and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

12.	CONTINGENCIES

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the 2006 Annual Report on Form 10-K.

The Company has been named as a defendant in various lawsuits and claims arising in the normal course of business. While we have procured reasonable and customary insurance covering risks normally occurring in connection with our businesses, we have in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers compensation, property insurance, and general liability. In our opinion, these other lawsuits and claims, either individually or in the aggregate, are not expected to have a material effect on our financial position, results of operations, or cash flow.

Legal Proceedings

In 1998, the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (DEP) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (Combe). It is alleged that the Company’s former ERD in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered, nonbinding alternative dispute resolution process has been ongoing for several years and, in March of 2006, a court-appointed neutral issued a report and recommendations. While settlement discussions have been active during the past quarter, no final agreement has yet been reached. The Company believes that its liabilities at September 30, 2007 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

Environmental Matters

The Company is subject to stringent environmental laws and regulations concerning air emissions, water discharges, waste handling and disposal, forestry operations, and real estate development. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, as amended, CERCLA, the Endangered Species Act and similar state laws and regulations, and various state and local laws and regulations affecting forestry and real estate. Management closely monitors its environmental responsibilities, and believes that the Company is in substantial compliance with current environmental requirements. Notwithstanding Rayonier’s current compliance status, many of its operations are subject to stringent and constantly evolving environmental requirements which are often the result of legislation, regulation and negotiation. As such, contingencies in this area include, without limitation:

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

•

Environmental requirements relating to real estate development, and especially in respect of wetland delineation and mitigation, stormwater management, drainage, waste disposal, and potable water supply and protection, may significantly impact the size, scope, timing, and financial returns of our projects. Moreover, multiple permits and approvals are often required for a project, and may involve a lengthy application process.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

The net periodic benefit cost for the Company’s pension and postretirement plans (medical and life insurance) for the three and nine months ended September 30, 2007 and 2006 are shown in the following table:

Components of Net Periodic Benefit Cost

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Service cost	$1,571	$1,839	$167	$193
Interest cost	3,722	3,264	656	632
Expected return on plan assets	(4,840)	(3,862)	—	—
Amortization of prior service cost	363	356	194	192
Amortization of losses	1,094	1,214	317	305

Net periodic benefit cost	$1,910	$2,811	$1,334	$1,322

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$5,074	$5,820	$489	$578
Interest cost	10,800	10,328	1,916	1,898
Expected return on plan assets	(13,450)	(12,219)	—	—
Amortization of prior service cost	1,060	1,126	568	578
Amortization of losses	3,039	3,841	926	916

Net periodic benefit cost	$6,523	$8,896	$3,899	$3,970

The Company does not have any required pension plan contributions for 2007; however, the Company made a discretionary contribution of $20 million during the third quarter of 2007. Further contributions are not expected in the fourth quarter of 2007.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Foreign currency translation adjustments	$32,679	$27,292
Unrecognized components of employee benefit plans, net of tax	(51,997)	(55,938)

Total	$(19,318)	$(28,646)

During the nine months ended September 30, 2007, the net foreign currency translation adjustments were due to changes in the New Zealand to U.S. dollar exchange rate. After-tax amortization of unrecognized components of employee pension and postretirement plans of $1.4 million and $3.9 million was recognized during the three and nine months ended September 30, 2007, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

15.	SUBSEQUENT EVENT

In October 2007, Rayonier TRS Holdings Inc. issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc., are non-callable, and are exchangeable by holders for cash and, in certain circumstances, common stock of Rayonier Inc. The initial exchange rate is 18.24 shares per $1,000 principal based on an exchange price equal to 122% of our stock’s closing price of $44.93 on October 10, 2007. In order to limit potential dilution to Rayonier shareholders, TRS and Rayonier Inc. entered into separate exchangeable note hedge and warrant transactions which will have the effect of increasing the conversion premium from 22% to 40% or to $62.90 per share. We will use a portion of the net proceeds of the offering to repay in full indebtedness outstanding under our revolving credit facility and to repay a $112.5 million note maturing on December 31, 2007.

In connection with this offering, the Company is providing the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10 Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of Rayonier Inc., incurred for the benefit of its subsidiaries.

The following condensed consolidating financial information presents the balance sheets as of September 30, 2007 and December 31, 2006, the statements of income for the three and nine months ended September 30, 2007 and 2006, and the statements of cash flows for the nine months ended September 30, 2007 and 2006 for the parent guarantor (Rayonier Inc.), the issuer (Rayonier TRS Holdings Inc.), the subsidiary non-guarantors and consolidating adjustments.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$258,029	$87,273	$(11,087)	$334,215

Costs and Expenses
Cost of sales	407	—	209,612	28,462	(11,124)	227,357
Selling and general expenses	3,667	—	12,424	867	—	16,958
Other operating (income) expense, net	(47)	—	1,187	(3,723)	—	(2,583)

	4,027		223,223	25,606	(11,124)	241,732
Equity in income (loss) of New Zealand joint venture	295	—	(144)	—	—	151

OPERATING (LOSS) INCOME	(3,732)	—	34,662	61,667	37	92,634
Interest expense	(2,148)	—	(7,888)	(4,943)	—	(14,979)
Interest, dividends and miscellaneous income (expense), net	465	—	(866)	1,830	—	1,429
Equity in income from subsidiaries	84,086	24,559	—	—	(108,645)	—

INCOME BEFORE INCOME TAXES	78,671	24,559	25,908	58,554	(108,608)	79,084
Income tax provision	(7,214)	—	(1,349)	—	936	(7,627)

NET INCOME	$71,457	$24,559	$24,559	$58,554	$(107,672)	$71,457

	Three Months Ended September 30, 2006
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$824	$—	$282,484	$35,958	$(7,237)	$312,029

Costs and Expenses
Cost of sales	488	—	224,250	18,891	(12,175)	231,454
Selling and general expenses	2,805	—	10,892	790	—	14,487
Other operating (income) expense, net	(345)	—	1,553	(1,006)	—	202

	2,948	—	236,695	18,675	(12,175)	246,143
Equity in (loss) income of New Zealand joint venture	(727)	—	591	—	—	(136)

OPERATING (LOSS) INCOME	(2,851)	—	46,380	17,283	4,938	65,750
Interest expense	(116)	—	(5,954)	(4,995)	8	(11,057)
Interest, dividends and miscellaneous income, net	252	—	1,678	1,171	(8)	3,093
Equity in income from subsidiaries	52,637	28,187	—	—	(80,824)	—

INCOME BEFORE INCOME TAXES	49,922	28,187	42,104	13,459	(75,886)	57,786
Income tax benefit (provision)	5,115	—	(13,917)	—	6,053	(2,749)

NET INCOME	$55,037	$28,187	$28,187	$13,459	$(69,833)	$55,037

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$733,255	$228,642	$(27,601)	$934,296

Costs and Expenses
Cost of sales (includes $10.1 million fire loss charge)	268	—	616,337	101,668	(28,049)	690,224
Selling and general expenses	10,750	—	35,642	2,533	—	48,925
Other operating income, net	(159)	—	(563)	(6,402)	—	(7,124)

	10,859	—	651,416	97,799	(28,049)	732,025
Equity in income of New Zealand joint venture	277	—	969	—	—	1,246

OPERATING (LOSS) INCOME	(10,582)	—	82,808	130,843	448	203,517
Interest expense	(2,318)	—	(25,184)	(14,744)	34	(42,212)
Interest, dividends and miscellaneous income (expense), net	1,135	—	(2,823)	5,335	(34)	3,613
Equity in income from subsidiaries	161,551	42,262	—	—	(203,813)	—

INCOME BEFORE INCOME TAXES	149,786	42,262	54,801	121,434	(203,365)	164,918
Income tax provision	(9,938)	—	(12,539)	—	(2,593)	(25,070)

NET INCOME	$139,848	$42,262	$42,262	$121,434	$(205,958)	$139,848

	Nine Months Ended September 30, 2006
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$1,841	$—	$776,045	$146,235	$(22,818)	$901,303

Costs and Expenses
Cost of sales	176	—	668,841	65,354	(31,478)	702,893
Selling and general expenses	9,488	—	33,292	2,327	—	45,107
Other operating (income) expense, net	(97)	—	1,906	(3,657)	—	(1,848)

	9,567	—	704,039	64,024	(31,478)	746,152
Equity in (loss) income of New Zealand joint venture	(1,882)	—	897	—	—	(985)

OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF NEW ZEALAND TIMBER ASSETS	(9,608)	—	72,903	82,211	8,660	154,166
Gain on sale of New Zealand timber assets	—	—	7,769	—	—	7,769

OPERATING (LOSS) INCOME	(9,608)		80,672	82,211	8,660	161,935
Interest expense	(560)	—	(20,077)	(14,759)	276	(35,120)
Interest, dividends and miscellaneous income, net	774	—	4,848	1,727	(276)	7,073
Equity in income from subsidiaries	128,362	46,750	—	—	(175,112)	—

INCOME BEFORE INCOME TAXES	118,968	46,750	65,443	69,179	(166,452)	133,888
Income tax benefit (provision)	2,239	—	(18,693)	—	3,773	(12,681)

NET INCOME	$121,207	$46,750	$46,750	$69,179	$(162,679)	$121,207

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings, Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,964	$—	$19,250	$64,931	$—	$92,145
Accounts receivable, less allowance for doubtful accounts	1,140	—	101,436	3,089	—	105,665
Inventory	—	—	71,607	24	(1,911)	69,720
Other current assets	3,882	—	25,382	2,271	—	31,535
Intercompany interest receivable	—	—	—	1,024	(1,024)	—

Total current assets	12,986	—	217,675	71,339	(2,935)	299,065

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,815	—	37,338	1,076,284	—	1,115,437
PROPERTY, PLANT AND EQUIPMENT, NET	2,321	—	345,063	1,306	—	348,690
INVESTMENT IN JOINT VENTURE	88,837	—	(26,202)	—	—	62,635
INVESTMENT IN SUBSIDIARIES	951,636	261,860	—	—	(1,213,496)	—
INTERCOMPANY/NOTES RECEIVABLE	30,726	—	14,170	16,417	(61,313)	—
OTHER ASSETS	36,575	—	395,670	6,348	(296,568)	142,025

TOTAL ASSETS	$1,124,896	$261,860	$983,714	$1,171,694	$(1,574,312)	$1,967,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,698	$—	$49,220	$2,169	$—	$55,087
Bank loans and current maturities	—	—	585	—	—	585
Accrued taxes	1,054	—	5,243	6,670	2,593	15,560
Accrued payroll and benefits	15,071	—	11,672	—	—	26,743
Accrued interest	2,107	—	7,858	4,906	—	14,871
Accrued customer incentives	—	—	10,004	—	—	10,004
Liability for uncertain tax positions	12,021	—	—	—	—	12,021
Other current liabilities	3,538	—	11,255	18,832	—	33,625
Current liabilities for dispositions and discontinued operations	—	—	8,930	—	—	8,930

Total current liabilities	37,489	—	104,767	32,577	2,593	177,426

LONG-TERM DEBT	—	—	411,635	209,341	—	620,976
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	106,888	—	—	106,888
PENSION AND OTHER POSTRETIREMENT BENEFITS	65,116	—	(373)	—	—	64,743
OTHER NON-CURRENT LIABILITIES	11,749	—	1,724	16,973	(16,402)	14,044
INTERCOMPANY PAYABLES	26,767	—	97,213	5,174	(129,154)	—

TOTAL LIABILITIES	141,121	—	721,854	264,065	(142,963)	984,077

TOTAL SHAREHOLDERS’ EQUITY	983,775	261,860	261,860	907,629	(1,431,349)	983,775

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,124,896	$261,860	$983,714	$1,171,694	$(1,574,312)	$1,967,852

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2006
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,551	$—	$13,867	$—	$(2,247)	$40,171
Accounts receivable, less allowance for doubtful accounts	591	—	95,319	4,399	—	100,309
Inventory	—	—	81,220	24	(5,651)	75,593
Other current assets	14,415	—	24,479	4,348	—	43,242
Intercompany interest receivable	—	—	—	1,095	(1,095)	—
Timber assets held for sale	—	—	40,955	—	—	40,955

Total current assets	43,557	—	255,840	9,866	(8,993)	300,270

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,814	—	42,039	1,083,660	—	1,127,513
PROPERTY, PLANT AND EQUIPMENT, NET	2,470	—	349,957	1,353	—	353,780
INVESTMENT IN JOINT VENTURE	87,445	—	(26,212)	—	—	61,233
INVESTMENT IN SUBSIDIARIES	876,639	219,594	—	—	(1,096,233)	—
INTERCOMPANY/NOTES RECEIVABLE	10,849	—	—	7,352	(18,201)	—
OTHER ASSETS	18,663	—	371,592	4,381	(272,834)	121,802

TOTAL ASSETS	$1,041,437	$219,594	$993,216	$1,106,612	$(1,396,261)	$1,964,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,860	$—	$60,738	$4,407	$(2,247)	$73,758
Bank loans and current maturities	—	—	3,550	—	—	3,550
Accrued taxes	1,651	—	10,148	2,566	1,931	16,296
Accrued payroll and benefits	12,404	—	12,394	81	—	24,879
Accrued interest	8,505	—	11,046	—	—	19,551
Accrued customer incentives	—	—	9,494	—	—	9,494
Other current liabilities	4,963	—	14,162	15,985	—	35,110
Payable to Parent	—	—	—	2,013	(2,013)	—
Current liabilities for dispositions and discontinued operations	—	—	10,699	—	—	10,699

Total current liabilities	38,383	—	132,231	25,052	(2,329)	193,337

DEFERRED INCOME TAXES	1,055	—	5,253	—	(6,308)	—
LONG-TERM DEBT	—	—	447,220	208,227	—	655,447
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	111,817	—	—	111,817
PENSION AND OTHER POSTRETIREMENT BENEFITS	73,511	—	(208)	—	—	73,303
OTHER NON-CURRENT LIABILITIES	10,510	—	1,624	582	—	12,716
INTERCOMPANY PAYABLE	—	—	75,685	—	(75,685)	—

TOTAL LIABILITIES	123,459	—	773,622	233,861	(84,322)	1,046,620

TOTAL SHAREHOLDERS’ EQUITY	917,978	219,594	219,594	872,751	(1,311,939)	917,978

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,041,437	$219,594	$993,216	$1,106,612	$(1,396,261)	$1,964,598

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES
Net income	$139,848	$42,262	$42,262	$121,434	$(205,958)	$139,848
Non-cash items included in net income:
Equity in income from investments in subsidiaries	(161,551)	(42,262)	—	—	203,813	—
Depreciation, depletion and amortization	—	—	57,301	57,643	—	114,944
Non-cash cost of forest fire losses	—	—	—	9,601	—	9,601
Non-cash cost of real estate sold	—	—	5,167	3,008	(448)	7,727
Non-cash stock-based incentive compensation expense	4,143	—	5,963	—	—	10,106
Deferred income tax (expense) benefit	(15,285)	—	10,342	—	—	(4,943)
Other	(277)	—	5,391	—	—	5,114
Dividends from investments in subsidiaries	86,500	—	—	—	(86,500)	—
(Increase) decrease in accounts receivable	(549)	—	(6,119)	1,310	—	(5,358)
Decrease in inventory	—	—	3,922	—	—	3,922
Decrease in accounts payable	(7,162)	—	(8,956)	(2,260)	4,840	(13,538)
Decrease in other current assets	10,533	—	497	2,078	—	13,108
Increase (decrease) in accrued liabilities	9,998	—	(16,984)	12,890	—	5,904
(Decrease) increase in other non-current liabilities	(7,156)	—	120	16,391	(16,402)	(7,047)
Increase in other non-current assets	(9,261)	—	(12,438)	(3,343)	16,402	(8,640)
Change in intercompany accounts	26,796	—	(20,907)	(5,889)	—	—
Expenditures for dispositions and discontinued operations	—	—	(7,017)	—	—	(7,017)

CASH PROVIDED BY OPERATING ACTIVITIES	76,577	—	58,544	212,863	(84,253)	263,731

INVESTING ACTIVITIES
Capital expenditures	—	—	(43,126)	(24,272)	—	(67,398)
Purchase of timberlands and wood chipping facilities	—	—	(8,970)	(36,764)	33,300	(12,434)
Purchase of real estate	—	—	(4,350)	—	—	(4,350)
Proceeds from sale of timberlands	—	—	33,300	—	(33,300)	—
Increase in restricted cash	—	—	—	(396)	—	(396)
Other	—	—	1,032	—	—	1,032

CASH USED FOR INVESTING ACTIVITIES	—	—	(22,114)	(61,432)	—	(83,546)

FINANCING ACTIVITIES
Issuance of debt	—	—	62,000	60,000	—	122,000
Repayment of debt	—	—	(100,550)	(60,000)	—	(160,550)
Dividends paid	(111,628)	—	—	—	—	(111,628)
Issuance of common shares	15,014	—	—	—	—	15,014
Distributions to parent	—	—	—	(86,500)	86,500	—
Tax benefits on stock based compensation	—	—	6,284	—	—	6,284

CASH USED FOR FINANCING ACTIVITIES	(96,614)	—	(32,266)	(86,500)	86,500	(128,880)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	669	—	—	669

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	(20,037)	—	4,833	64,931	2,247	51,974
Balance, beginning of year	28,551	—	13,867	—	(2,247)	40,171

Balance, end of period	$8,514	$—	$18,700	$64,931	$—	$92,145

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES
Net income	$121,207	$46,750	$46,750	$69,179	$(162,679)	$121,207
Non-cash items included in net income:
Equity in income from investments in subsidiaries	(128,362)	(46,750)	—	—	175,112	—
Depreciation, depletion and amortization	—	—	59,347	39,451	—	98,798
Non-cash cost of real estate sold	—	—	18,963	328	(8,473)	10,818
Non-cash stock-based incentive compensation expense	3,240	—	4,859	—	—	8,099
Gain on sale of New Zealand timber assets	—	—	(7,769)	—	—	(7,769)
Deferred income tax benefit	97	—	(9,414)	—	—	(9,317)
Other	1,882	—	(371)	—	—	1,511
Dividends from investments in subsidiaries	100,000	—	—	—	(100,000)	—
Decrease (increase) in accounts receivable	181	—	(1,274)	2,598	—	1,505
Decrease in inventory	—	—	21	5	—	26
Increase (decrease) in accounts payable	2,683	—	(2,853)	397	—	227
Increase in other current assets	(18,220)	—	(1,147)	(116)	(187)	(19,670)
Increase in accrued liabilities	6,538	—	5,958	13,289	(3,773)	22,012
Increase (decrease) in other non-current liabilities	1,006	—	1,783	(38)	—	2,751
Decrease (increase) in other non-current assets	1,219	—	(2,214)	555	—	(440)
Change in intercompany accounts	(18,991)	—	17,098	1,893	—	—
Expenditures for dispositions and discontinued operations	—	—	(7,409)	—	—	(7,409)

CASH PROVIDED BY OPERATING ACTIVITIES	72,480	—	122,328	127,541	(100,000)	222,349

INVESTING ACTIVITIES
Capital expenditures	—	—	(64,891)	(23,101)	—	(87,992)
Purchase of timberlands and wood chipping facilities	—	—	(5,064)	(4,323)	—	(9,387)
Purchase of real estate	—	—	(21,101)	—	—	(21,101)
Proceeds from sale of New Zealand timber assets	—	—	21,770	—	—	21,770
Increase in restricted cash	—	—	—	(3,599)	—	(3,599)
Other	—	—	920	—	—	920

CASH USED FOR INVESTING ACTIVITIES	—	—	(68,366)	(31,023)	—	(99,389)

FINANCING ACTIVITIES
Issuance of debt	—	—	—	93,000	—	93,000
Repayment of debt	—	—	(2,685)	(93,000)	—	(95,685)
Dividends paid	(107,820)	—	—	—	—	(107,820)
Issuance of common shares	7,013	—	—	—	—	7,013
Repurchase of common shares	(526)	—	—	—	—	(526)
Distributions to parent	—	—	—	(100,000)	100,000	—
Tax benefits on stock based compensation	—	—	2,505	—	—	2,505

CASH USED FOR FINANCING ACTIVITIES	(101,333)	—	(180)	(100,000)	100,000	(101,513)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	1,211	—	—	1,211

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	(28,853)	—	54,993	(3,482)	—	22,658
Balance, beginning of year	37,220	—	104,701	4,306	—	146,227

Balance, end of period	$8,367	$—	$159,694	$824	$—	$168,885

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor

Except for historical information, the statements made in this Quarterly Report are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements, which include statements regarding anticipated earnings, revenues, volumes, pricing, costs and other statements relating to Rayonier’s financial and operational performance, in some cases are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “anticipate” and other similar language. The following important factors, among others, could cause actual results to differ materially from those expressed in the forward-looking statements contained in this release: the cyclical and competitive nature of the forest products and real estate industries; fluctuations in demand for, or supply of, our performance fibers products, timber, wood products or real estate and entry of new competitors into these markets; changes in energy and raw material prices, particularly for our performance fibers and wood products businesses; changes in global market trends and world events, including those that could impact customer demand; changes in environmental laws and regulations, including laws regarding air emissions and water discharges, remediation of contaminated sites, delineation of wetlands, timber harvesting, and endangered species, that may restrict or adversely impact our ability to conduct our business; the lengthy, uncertain and costly process associated with the ownership or development of real estate, especially in Florida, which also may be affected by changes in law, policy and other political factors beyond our control; changes unexpected delays in the entry into or closing of real estate transactions; adverse weather conditions, including natural disasters, affecting our timberland and the production, distribution and availability of raw materials such as wood, energy and chemicals; our ability to identify and complete timberland and higher value real estate acquisitions; the geographic concentration of a significant portion of our timberlands; changes in key management and personnel; interest rate and currency movements; our capacity to incur additional debt; changes in import and export controls or taxes; our ability to continue to qualify as a REIT and to fund distributions using cash generated through our taxable REIT subsidiaries; the ability to complete like-kind-exchanges of timberlands and real estate; changes in tax laws that could reduce the benefits associated with REIT status; and additional factors described in the company’s most recent Form 10-K on file with the Securities and Exchange Commission. Rayonier assumes no obligation to update these statements except as may be required by law.

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

Due to the Company’s 2006 timberland acquisitions in five new states (Oklahoma, Arkansas, Texas, Louisiana, and New York), the Company has renamed its Timber segment regions from Southern and Northwestern to Eastern and Western, respectively. The Eastern region represents the Company’s operations in Florida, Georgia, Alabama, Oklahoma, Arkansas, Texas, Louisiana, and New York, while the Western region represents the Company's operations in Washington.

Operating income (loss), as stated in the following table and as presented in the Consolidated Statements of Income and Comprehensive Income, is equal to segment income (loss). The income (loss) items below “Operating income” in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest, miscellaneous income (expense) and income tax (expense) benefit, are not considered by management to be part of segment operations.

Results of Operations, Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006.

Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales
Timber	$50.3	$44.3	$172.0	$159.8
Real Estate
Development	—	43.4	31.5	49.9
Rural	54.0	2.4	71.3	26.8
Other	1.9	0.5	3.3	0.5

Total Real Estate	55.9	46.3	106.1	77.2

Performance Fibers
Cellulose Specialties	137.6	120.3	396.1	353.4
Absorbent Materials	51.2	43.2	126.9	121.9

Total Performance Fibers	188.8	163.5	523.0	475.3

Wood Products	24.3	26.3	67.8	90.1
Other operations	14.9	31.8	65.4	99.1
Intersegment Eliminations	—	(0.2)	—	(0.2)

Total Sales	$334.2	$312.0	$934.3	$901.3

Operating Income (Loss)
Timber (a)	$12.0	$17.1	$49.3	$78.5
Real Estate	47.7	37.6	86.8	58.7
Performance Fibers	43.1	21.1	101.2	47.3
Wood Products	(1.5)	(3.2)	(5.5)	1.3
Other operations	0.3	0.1	(1.9)	0.1
Corporate and other expenses / eliminations	(9.0)	(7.0)	(26.4)	(24.0)

Total Operating Income	92.6	65.7	203.5	161.9
Interest Expense	(15.0)	(11.1)	(42.2)	(35.1)
Interest / Other income	1.5	3.1	3.6	7.1
Income tax provision	(7.6)	(2.7)	(25.1)	(12.7)

Net Income	$71.5	$55.0	$139.8	$121.2

Diluted Earnings Per Share	$0.90	$0.70	$1.77	$1.55

(a)

For the nine months ended September 30, 2007, Timber segment operating income includes the $10.1 million fire loss charge. For the nine months ended September 30, 2006, Timber segment operating income reflects the $7.8 million gain on sale of New Zealand timber assets.

Timber

Overall Timber sales for the three and nine months ended September 30, 2007 increased from the prior year periods due to higher pulpwood and salvage timber volumes in the Eastern region partly offset by reduced sawlog volumes in the Western region and lower Eastern region pine prices.

The Eastern region’s volumes increased 62 percent and 30 percent, respectively, for the three and nine months ended September 30, 2007 primarily due to our 2006 timberland acquisitions, sales of salvage timber from the second quarter forest fires and strong market demand for pulpwood. Average pine prices declined for the three and nine months by 28 percent and 16 percent, respectively, due to the sales of salvage timber and the downturn in the housing market.

The Western region’s volumes decreased slightly for the three and nine months ended September 30, 2007, respectively, as a result of the slowdown in the housing market.

Sales (in millions)		Changes Attributable to:
	2006	Price	Volume	Mix/Other	2007
Three months ended September 30,
Total Sales	$44.3	$(8.3)	$13.8	$0.5	$50.3

Nine months ended September 30,
Total Sales	$159.8	$(12.8)	$22.1	$2.9	$172.0

Operating income for the Timber segment was below prior year periods primarily due to lower average prices and reduced margins due to sales mix in the Eastern region.

Operating Income (in millions)		Changes Attributable to:
	2006	Price	Volume	Mix/Cost*	2007
Three months ended September 30,
Total Operating Income	$17.1	$(8.3)	$6.0	$(2.8)	$12.0

Nine months ended September 30,
Total Operating Income	$78.5	$(12.8)	$17.7	$(34.1)	$49.3

*

For the nine months ended September 30, 2007, operating income includes the $10.1 million fire loss. In addition, 2006 operating income included the $7.8 million gain on sale of New Zealand timber assets.

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

During the three month periods ended September 30, sales and operating income increased primarily as a result of 3,100 acres of rural property sold in west central Florida for $46.6 million. For the nine month periods, sales and operating income improved primarily due to increased rural prices in 2007, while development prices and volumes declined. In 2007, we shifted our focus from sales of development lands to entitling activities.

Sales (in millions)		Changes Attributable to:
	2006	Price	Volume	2007
Three months ended September 30,
Development	$43.4	$—	$(43.4)	$—
Rural	2.4	45.3	6.3	54.0
Other	0.5	(1.1)	2.5	1.9

Total Sales	$46.3	$44.2	$(34.6)	$55.9

Nine months ended September 30,
Development	$49.9	$(5.8)	$(12.6)	$31.5
Rural	26.8	49.4	(4.9)	71.3
Other	0.5	(2.4)	5.2	3.3

Total Sales	$77.2	$41.2	$(12.3)	$106.1

Operating Income (in millions)		Changes Attributable to:
	2006	Price	Volume	2007
Three months ended September 30,
Total Operating Income	$37.6	$44.2	$(34.1)	$47.7

Nine months ended September 30,
Total Operating Income	$58.7	$41.2	$(13.1)	$86.8

Performance Fibers

For the three and nine months ended September 30, 2007, cellulose specialty sales improved by approximately $17 million and $43 million, respectively. Market demand for cellulose specialties resulted in average price increases of 7 percent and 10 percent, for the three and nine month periods, respectively. Volumes improved due to the timing of customer orders and fewer scheduled maintenance days.

Due to heavy demand in the fluff pulp market, sales prices for absorbent materials increased 12 percent and 11 percent, for the three and nine month periods ended September 30, 2007, respectively. Volume increased in the three month period primarily due to the timing of customer orders. For the nine month period, volume declined as a result of increased scheduled maintenance days. The result of these changes is an overall increase in absorbent material sales of $8 million and $5 million for the three and nine month periods, respectively.

Sales (in millions)		Changes Attributable to:
	2006	Price	Volume	2007
Three months ended September 30,
Cellulose Specialties	$120.3	$9.2	$8.1	$137.6
Absorbent Materials	43.2	5.4	2.6	51.2

Total Sales	$163.5	$14.6	$10.7	$188.8

Nine months ended September 30,
Cellulose Specialties	$353.4	$35.1	$7.6	$396.1
Absorbent Materials	121.9	12.2	(7.2)	126.9

Total Sales	$475.3	$47.3	$0.4	$523.0

Operating income in 2007 improved by $22 million and $54 million for the three and nine month periods ending September 30, 2007, respectively, primarily due to price increases and lower costs.

		Changes Attributable to:
Operating Income (in millions)	2006	Price	Volume	Mix/Cost	2007
Three months ended September 30,
Total Operating Income	$21.1	$14.6	$1.9	$5.5	$43.1

Nine months ended September 30,
Total Operating Income	$47.3	$47.3	$1.5	$5.1	$101.2

Wood Products

Sales decreased compared to the prior year periods due to lower prices and volume. The 4 and 19 percent decline in lumber prices for the three and nine months ended September 30, 2007 resulted primarily from reduced demand in the housing market.

		Changes Attributable to:
Sales (in millions)	2006	Price	Volume	2007
Three months ended September 30,
Total Sales	$26.3	$(1.1)	$(0.9)	$24.3

Nine months ended September 30,
Total Sales	$90.1	$(15.8)	$(6.5)	$67.8

For the nine months ended September 30, 2007, operating income decreased compared to the prior year period due to lower prices and volume partially offset by lower wood costs. For the quarter, operating results improved primarily due to lower wood costs.

		Changes Attributable to:
Operating Income/Loss (in millions)	2006	Price	Volume	Mix/Cost	2007
Three months ended September 30,
Total Operating (Loss)/Income	$(3.2)	$(1.1)	$0.1	$2.7	$(1.5)

Nine months ended September 30,
Total Operating Income/(Loss)	$1.3	$(15.8)	$(0.3)	$9.3	$(5.5)

Other Operations

Sales of $15 million and $65 million for the third quarter and year-to-date periods, respectively, were $17 million and $34 million below the prior year periods reflecting the impact of the closure of our International Wood Products trading business in February 2007. Operating income was essentially the same comparing the three month periods, but lower comparing the nine month periods, primarily due to the absence of coal royalties.

Corporate and Other Expenses / Eliminations

Corporate and Other Expenses of $9 million and $26 million for the three and nine months ended September 30, 2007, respectively, were $2 million higher than the prior year periods due to higher stock-based and other incentive compensation.

Other Income / Expense

Interest expense increased for the three and nine months ended September 30, 2007 compared to the prior year periods due to higher average debt levels and $2.3 million of interest accrued related to uncertain tax positions.

Interest/Other income declined by $2 million and $3 million for the three and nine month periods in 2007, primarily due to lower average cash balances.

Provision for Income Taxes

The Company's effective tax rate before discrete items was 9.7 percent and 14.5 percent, and 14.2 percent and 14.6 percent in the three and nine months ended September 30, 2007 and 2006, respectively. The rates decreased principally due to higher REIT income in 2007. Including discrete items, the effective tax rate was 9.6 percent and 15.2 percent, and 4.8 percent and 9.4 percent for the three and nine months ended months ended September 30, 2007 and 2006, respectively. The 2007 discrete items included a net $5.5 million charge relating to the 2003 and 2004 IRS audits, a $3.6 million benefit from reducing a valuation allowance relating to Georgia income tax credits and a favorable $2.0 million return to accrual adjustment. The 2006 discrete items included a favorable adjustment for prior year IRS audit settlements. See Note 4 - Income Taxes for additional information regarding the provision for income taxes.

Outlook

We expect 2007 earnings to be between $2.25 and $2.32 per share, excluding special items.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Operating cash flows increased $41 million to $264 million during the nine months ended September 30, 2007. The increase was as a result of higher net income adjusted for non-cash items (primarily depreciation, depletion and amortization, the non-cash costs of real estate sold and stock-based incentive compensation expense).

Investing Activities

Investing cash outflows were $16 million below prior year as a result of lower capital expenditures and purchases of real estate partially offset by the absence of proceeds from the sale of a portion of our New Zealand joint venture. Strategic acquisitions in 2007 included the purchase of wood chipping facilities and timberlands ($12 million), while the prior year consisted of timberland purchases ($9 million).

Financing Activities

Financing cash flows of $129 million were $27 million above prior year. Discretionary debt repayments of $39 million were made in the current year compared to $2 million of required repayments in 2006. Dividend payments were up $4 million primarily as a result of a 6.4 percent increase in the third quarter 2007 dividend to $0.50 per common share up from $0.47 per common share. The debt repayments and increase in dividends more than offset the increase in proceeds from issuing common shares and excess tax benefits from stock-based compensation.

Cash and cash equivalents totaled $92 million and $40 million as of September 30, 2007 and December 31, 2006, respectively, and consisted primarily of marketable securities with maturities at date of acquisition of 90 days or less. At September 30, 2007, debt was $622 million, $37 million below the December 31, 2006 balance of $659 million. Our debt-to-capital ratio at September 30, 2007 was 38.7 percent, a favorable decrease from the December 31, 2006 ratio of 41.7 percent. We have $113 million of installment notes that mature on December 31, 2007, which we intend to refinance with proceeds from the $300 million Senior Exchangeable Notes offering issued by Rayonier TRS Holdings Inc. in October. See Liquidity Facilities for additional information regarding the debt offering.

We made a $20 million discretionary pension contribution during the first nine months of 2007 compared to $12 million during the comparable 2006 period. No additional contributions are expected during the fourth quarter of 2007. Income tax payments totaled $10 million during the nine months ended September 30, 2007 compared to $23 million in 2006. Full year 2007 income tax payments, net of refunds, of $28 million are expected, approximately $11 million below 2006 primarily due to refunds received in the third quarter related to prior year tax audit settlements. Capital expenditures are expected to range from $92 to $95 million in 2007. Pre-tax spending for environmental costs related to dispositions and discontinued operations was $7 million for the nine months ended September 30, 2007; full year expenditures of $10 million are anticipated.

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

EBITDA is a non-GAAP measure of our operating cash generating capacity. For the nine months ended September 30, 2007, EBITDA was $328 million, $67 million above the prior year period reflecting higher operating income generated from both the Performance Fibers and Real Estate segments. Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash Provided by Operating Activities	$132.2	$89.2	$263.7	$222.3
Gain on sale of New Zealand timber assets	—	—	—	7.8
Non-cash cost basis of real estate sold	(4.1)	(6.3)	(7.7)	(10.8)
Income tax expense	7.6	2.8	25.1	12.7
Interest expense, net	13.4	8.1	38.4	28.0
Working capital decreases	(40.4)	(12.9)	(2.3)	(3.9)
Other balance sheet changes	20.9	17.3	10.7	4.6

EBITDA	$129.6	$98.2	$327.9	$260.7

A non-cash expense impacting the economics of our Real Estate business is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the three and nine months ended September 30, 2007 and 2006 totaled $133.7 million and $104.5 million, and $335.6 million and $271.5 million, respectively.

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

Adjusted CAD for the nine months ended September 30, 2007 was $216 million, $72 million above the prior year period. The increase is due to higher cash earnings (due mostly to the Performance Fibers and Real Estate segments) and lower capital spending and working capital requirements. The Adjusted Cash Available for Distribution generated in the current period is not necessarily indicative of amounts that may be generated in future periods. Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2007	2006
Cash provided by Operating Activities	$263.7	$222.3
Capital spending	(67.4)	(88.0)
Decrease in committed cash	26.3 (a)	10.9
Equity-based compensation adjustments	2.9	4.2
LKE tax benefits	(3.6)	(4.1)
Other	(5.2)	1.0

Cash Available for Distribution	216.7	146.3
Mandatory debt repayments	(0.6)	(2.7)

Adjusted Cash Available for Distribution	$216.1	$143.6

(a)	Primarily 2006 interest paid in 2007 and previously reflected as a reduction in 2006 Adjusted CAD.

Liquidity Facilities

In October 2007, Rayonier TRS Holdings Inc. issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc., are non-callable, and are exchangeable by holders for cash and, in certain circumstances, common stock of Rayonier Inc. The initial exchange rate is 18.24 shares per $1,000 principal based on an exchange price equal to 122% of our stock's closing price of $44.93 on October 10, 2007. In order to limit potential dilution to Rayonier shareholders, TRS and Rayonier Inc. entered into separate exchangeable note hedge and warrant transactions which will have the effect of increasing the conversion premium from 22% to 40% or to $62.90 per share. We will use a portion of the net proceeds of the offering to repay in full indebtedness outstanding under our revolving credit facility and to repay a $112.5 million note maturing on December 31, 2007. See Note 15 – Subsequent Event for additional information regarding the debt offering.

In August 2006, we entered into a $250 million unsecured revolving credit facility to replace the previous facility which was scheduled to expire in November 2006. This facility includes an accordion feature which allows additional borrowing above $250 million, in $25 million increments, up to an aggregate $100 million, provided no default exists. The facility expires in August 2011. At September 30, 2007, the available borrowing capacity was $178 million (excluding the accordion feature), primarily due to borrowings to purchase timberlands in the fourth quarter of 2006, and $7 million attributable to previously issued standby letters of credit.

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

In addition to the financial covenants listed above, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to make an offer to the note holders to prepay the notes ratably in the amount of the excess proceeds. During September 2007, the excess proceeds exceeded $50 million and as a result, $84 million was offered to the note holders in October 2007. The note holders have until November 26, 2007 to respond and management believes their decision will not materially affect the liquidity of the Company. At December 31, 2006, the excess proceeds were approximately $10 million.

In May 2007, we completed a Form S-3 universal registration statement to offer debt securities, preferred stock, common stock, warrants and guarantees of Rayonier Inc., debt securities and guarantees of Rayonier TRS Holdings Inc. and debt securities and guarantees of Rayonier Forest Resources, L.P.

The covenants listed below, which are the most significant financial covenants in effect as of September 30, 2007, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at September 30, 2007	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.01	5.51
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.39	2.61
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	7.51	5.01
Dividends paid should not exceed 90 percent of Covenant FFO	90%	39%	51%

Contractual Financial Obligations and Off-Balance Sheet Arrangements

No material changes to guarantees or financial instruments such as letters of credit and surety bonds occurred during the first nine months of 2007. See Note 10 - Guarantees, for details on the letters of credit, surety bonds and total guarantees outstanding as of September 30, 2007.

Segment EBITDA

EBITDA is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and nine months ended September 30, 2007 and 2006 was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
EBITDA
Timber	$29.5	$27.3	$114.7	$117.2
Real Estate	49.0	37.6	91.3	60.1
Performance Fibers	59.7	41.1	150.9	99.6
Wood Products	—	(1.4)	(0.8)	6.7
Other Operations	0.3	0.3	(1.9)	0.6
Corporate and other	(8.9)	(6.7)	(26.3)	(23.5)

Total	$129.6	$98.2	$327.9	$260.7

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment:

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended September 30, 2007
Cash provided by operating activities	$30.2	$48.7	$57.5	$1.7	$3.7	$(9.6)	$132.2
Less: Non-cash cost basis of real estate sold	—	(4.1)	—	—	—	—	(4.1)
Add: Income tax expense	—	—	—	—	—	7.6	7.6
Interest, net	—	—	—	—	—	13.4	13.4
Working capital (decreases) increases	(4.1)	1.8	2.1	(1.7)	(3.5)	(35.0)	(40.4)
Other balance sheet changes	3.4	2.6	0.1	—	0.1	14.7	20.9

EBITDA	$29.5	$49.0	$59.7	$—	$0.3	$(8.9)	$129.6

Three Months Ended September 30, 2006
Cash provided by operating activities	$24.7	$39.4	$37.8	$0.8	$(2.0)	$(11.5)	$89.2
Less: Non-cash cost basis of real estate sold	—	(6.3)	—	—	—	—	(6.3)
Add: Income tax expense	—	—	—	—	—	2.8	2.8
Interest, net	—	—	—	—	—	8.1	8.1
Working capital (decreases) increases	(1.3)	0.7	2.8	(2.2)	2.1	(15.0)	(12.9)
Other balance sheet changes	3.9	3.8	0.5	—	0.2	8.9	17.3

EBITDA	$27.3	$37.6	$41.1	$(1.4)	$0.3	$(6.7)	$98.2

Nine Months Ended September 30, 2007
Cash provided by operating activities	$116.7	$94.7	$146.3	$(0.4)	$(4.8)	$(88.8)	$263.7
Less: Non-cash cost basis of real estate sold	—	(7.2)	—	—	(0.5)	—	(7.7)
Add: Income tax expense	—	—	—	—	—	25.1	25.1
Interest, net	—	—	—	—	—	38.4	38.4
Working capital (decreases) increases	(8.1)	0.2	4.6	(0.4)	(0.6)	2.0	(2.3)
Other balance sheet changes	6.1	3.6	—	—	4.0	(3.0)	10.7

EBITDA	$114.7	$91.3	$150.9	$(0.8)	$(1.9)	$(26.3)	$327.9

Nine Months Ended September 30, 2006
Cash provided by operating activities	$121.6	$65.6	$82.2	$7.8	$5.6	$(60.5)	$222.3
Less: Non-cash cost basis of real estate sold	—	(10.8)	—	—	—	—	(10.8)
Add: Gain on sale of New Zealand timber assets	7.8	—	—	—	—	—	7.8
Income tax expense	—	—	—	—	—	12.7	12.7
Interest, net	—	—	—	—	—	28.0	28.0
Working capital (decreases) increases	(3.6)	1.6	16.8	(1.1)	(5.2)	(12.4)	(3.9)
Other balance sheet changes	(8.6)	3.7	0.6	—	0.2	8.7	4.6

EBITDA	$117.2	$60.1	$99.6	$6.7	$0.6	$(23.5)	$260.7

The following tables provide sales volumes by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Timber
Western U.S., in millions of board feet	56	59	207	223
Eastern U.S., in thousands of short green tons	1,498	926	4,434	3,377
Real Estate
Acres sold
Development	—	4,606	4,005	5,357
Rural	5,190	1,426	11,213	13,699
Northwest U.S.	386	58	744	62

Total	5,576	6,090	15,962	19,118
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	119	112	344	337
Absorbent materials, in thousands of metric tons	72	68	183	196
Production as a percent of capacity	97.2%	101.9%	98.1%	100.1%
Lumber
Sales volume, in millions of board feet	88	91	248	267

The following tables provide sales by geographic location:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Geographical Data (Non-U.S.)
Sales
New Zealand	$10.1	$8.5	$34.1	$22.2
Other	2.5	3.5	6.9	11.7

Total	$12.6	$12.0	$41.0	$33.9

Operating income (loss)
New Zealand	$0.8	$(0.1)	$2.7	$(1.5)
Other	(0.6)	(0.3)	(1.6)	(1.2)

Total	$0.2	$(0.4)	$1.1	$(2.7)

Timber
Sales
Western U.S.	$24.3	$24.4	$84.2	$86.7
Eastern U.S.	23.2	17.2	78.8	65.7
New Zealand	2.8	2.7	9.0	7.4

Total	$50.3	$44.3	$172.0	$159.8

Operating income
Western U.S.	$9.9	$12.6	$43.7	$50.0
Eastern U.S. *	2.3	4.3	3.8	29.8
New Zealand **	(0.2)	0.2	1.8	(1.3)

Total	$12.0	$17.1	$49.3	$78.5

*	Operating income for the nine months ended September 30, 2007 includes the $10.1 million forest fire loss.

**	Operating income for the nine months ended September 30, 2006 includes a $7.8 million gain from the sale of New Zealand timber assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk; however, we intend to hold most of our debt until maturity. We periodically enter into interest rate swap agreements to manage exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At September 30, 2007, we had two interest rate swap agreements, both maturing in December 2007, which resulted in a liability with a fair market value of $0.5 million. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs; however, at September 30, 2007, there were no outstanding commodity forward contracts for fuel oil or natural gas. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. Our natural gas and fuel oil contracts do not qualify for hedge accounting and as such mark-to-market adjustments are recorded in “Other operating income, net.” See Note 9 – Financial Instruments for gains and losses recognized from such contracts.

Primarily all of our revenues and expenses are U.S. dollar-denominated. However, the JV is subject to the risks of foreign currency fluctuations (See Note 7 – Joint Venture Investment for additional information on the JV). At September 30, 2007, there were no outstanding forward foreign currency contracts to purchase New Zealand dollars.

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

Based on an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2007.

In the quarter ended September 30, 2007, based upon the evaluation required by paragraph (d) of SEC Rules 13a – 15 and 15d – 15, there were no changes in our internal controls over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Notes 11 and 12 of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which are hereby incorporated by reference.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006. For a full description of these risk factors, please refer to Item 1A – Risk Factors, in the 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized, through its Common Share repurchase program, to repurchase 2,449,749 and 2,444,227 shares as of September 30, 2007 and December 31, 2006, respectively. There were no shares repurchased during the three months ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of Rayonier during the third quarter of 2007.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

4.1	Purchase Agreement dated as of October 10, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named therein	Incorporated by reference from the registrant’s October 17, 2007 Form 8-K.

4.2

Indenture related to the 3.75% Senior Exchangeable Notes due 2012, dated as of October 16, 2007, among Rayonier TRS Holdings Inc., as issuer, Rayonier Inc., as guarantor, and The Bank of New York Trust Company, N.A., as trustee.

Incorporated by reference from the registrant’s October 17, 2007 Form 8-K.

4.3	Registration Rights Agreement, dated October 16, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named herein.	Incorporated by reference from the registrant’s October 17, 2007 Form 8-K.

4.4

Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.

Incorporated by reference from the registrant’s October 17, 2007 Form 8-K.

4.5	Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch and Rayonier TRS Holdings Inc.	Incorporated by reference from the registrant’s October 17, 2007 Form 8-K.

4.6	Issuer Warrant Transaction Confirmation dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC ,as agent, and Rayonier Inc.	Incorporated by reference from the registrant’s October 17, 2007 Form 8-K.

4.7	Issuer Warrant Transaction Confirmation dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference from the registrant’s October 17, 2007 Form 8-K

4.8	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent.	Incorporated by reference from the registrant’s October 17, 2007 Form 8-K.

4.9	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and JP Morgan Chase Bank, National Association, London Branch, as dealer.	Incorporated by reference from the registrant’s October 17, 2007 Form 8-K.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer

October 26, 2007