Form 10-K
period 2007-12-31
RAYONIER INC
filed 2008-02-28
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007

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

        YES ☒        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        YES ☐        NO ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 29, 2007 was $3,443,658,557 based on the closing sale price as reported on the New York Stock Exchange.

As of February 20, 2008, there were outstanding 78,399,286 Common Shares of the registrant.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2008 annual meeting of the shareholders of the registrant scheduled to be held May 15, 2008, are incorporated by reference in Part III hereof.

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

i

INDEX TO FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	F-1

Reports of Independent Registered Public Accounting Firm	F-2 - F-3

Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2007	F-4

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7 - F-50

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts	F-51

All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F-52

Exhibit Index

ii

PART I

When we refer to “we”, “us”, “our”, “the Company”, or “Rayonier”, we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this Report.

Certain statements in this document regarding anticipated financial outcomes (including earnings guidance, if any), business and market conditions, outlook and other similar statements relating to Rayonier’s future financial and operational performance, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may”, “will”, “should”, “expect”, “estimate”, “believe”, “anticipate” and other similar language. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements.

The following important factors, among others, could cause actual results to differ materially from those expressed in forward-looking statements that may have been made in this document:

•	the cyclical and competitive nature of the industries in which we operate;

•	fluctuations in demand for, or supply of, our forest products and real estate offerings;

•	entry of new competitors into our markets;

•	changes in global economic conditions and world events, including political changes in particular regions or countries;

•	changes in energy and raw material prices, particularly for our performance fibers and wood products businesses;

•	unanticipated equipment maintenance and repair requirements at our manufacturing facilities;

•	the geographic concentration of a significant portion of our timberland;

•	our ability to identify and complete timberland acquisitions;

•

changes in environmental laws and regulations, including laws regarding air emissions and water discharges, remediation of contaminated sites, timber harvesting, delineation of wetlands, and endangered species, that may restrict or adversely impact our ability to conduct our business, or increase the cost of doing so;

•

adverse weather conditions, natural disasters and other catastrophic events such as hurricanes, wind storms and wildfires, which can adversely affect our timberlands and the production, distribution and availability of our products and raw materials such as wood, energy and chemicals;

•	interest rate and currency movements;

•	the availability of credit generally, including its impact on the cost and terms of obtaining financing;

•	our capacity to incur additional debt, and any decision we may make to do so;

•	changes in tariffs, taxes or treaties relating to the import and export of our products or those of our competitors;

•	the ability to complete like-kind exchanges of property;

•	changes in key management and personnel;

•	our ability to continue to qualify as a REIT and to fund distributions using cash generated through our taxable REIT subsidiaries; and,

•	changes in tax laws that could reduce the benefits associated with REIT status.

In addition, specifically with respect to our Real Estate business, the following important factors, among others, could cause actual results to differ materially from those expressed in forward-looking statements that may have been made in this document:

•	the cyclical nature of the real estate business generally, including fluctuations in demand for both entitled and unentitled property;

•

the lengthy, uncertain and costly process associated with the ownership, entitlement and development of real estate, especially in Florida, which also may be affected by changes in law, policy and political factors beyond our control;

•	the potential for legal challenges to entitlements and permits in connection with our properties;

•	unexpected delays in the entry into or closing of real estate transactions;

•	the existence of competing developers and communities in the markets in which we own property;

•	the pace of development and the rate and timing of absorption of existing entitled property in the markets in which we own property;

•	changes in the demographics affecting projected population growth and migration to the southeastern U.S.;

•

changes in environmental laws and regulations, including laws regarding water withdrawal and management and delineation of wetlands, that may restrict or adversely impact our ability to sell or develop properties;

•	the cost of the development of property generally, including the cost of property taxes, labor and construction materials;

•	the timing of construction and availability of public infrastructure; and,

•	the availability of financing for real estate development and mortgage loans.

Additional factors are described in Item 1A – Risk Factors. Rayonier assumes no obligation to update these statements except as is required by law.

Item 1.    BUSINESS

General

We are a leading international forest products company primarily engaged in activities associated with timberland management, the sale, entitlement and development of real estate, and the production and sale of high-value specialty cellulose fibers and fluff pulp. We own, lease or manage approximately 2.5 million acres of timberland and real estate located in the United States and New Zealand. We believe that Rayonier is the seventh largest private timberland owner in the U.S. Included in this property is over 200,000 acres of high-value real estate located primarily along the coastal corridor from Savannah, Georgia to Daytona Beach, Florida. We often refer to this as the “coastal corridor.” We also own and operate two specialty cellulose mills in the United States. Our corporate strategy is to pursue strategic growth opportunities in our Timber segment, further expand our partnering and entitlement activity in the Real Estate segment, and strengthen our position as a premier worldwide supplier of high-value specialty cellulose products in the Performance Fibers segment primarily through cost reduction, investments in productivity and operational reliability projects, and enhancing our customer relationships. In addition, we manufacture lumber in three sawmills in Georgia and engage in the trading of logs and wood products. For information on sales, operating income and identifiable assets by reportable segment, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 – Segment and Geographical Information.

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

Effective January 1, 2004, we restructured the Company as a real estate investment trust (REIT). Under this structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. However, we are subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property by our REIT during the ten years following our election to be taxed as a REIT.

Our principal businesses are conducted through two entities. Our U.S. timber operations are conducted by a wholly-owned REIT subsidiary, Rayonier Forest Resources, L.P. (RFR). Our non REIT-qualifying operations, which continue to pay corporate-level tax on earnings, are held under our wholly-owned taxable subsidiary, Rayonier TRS Holdings Inc. (TRS). These operations include our Performance Fibers, Wood Products and trading businesses, as well as the sale, entitlement and development of high value real estate (referred to as higher and better use, or “HBU properties”).

Timber

Our Timber segment owns, leases or manages approximately 2.5 million acres of timberlands, and sells standing timber (primarily at auction to third parties) and delivered logs. See chart in Item 2 – Properties for additional information.

Our Eastern U.S. timberland holdings consist of approximately 1.8 million acres in Alabama, Arkansas, Florida, Georgia, Louisiana, New York, Oklahoma and Texas. Their proximity to pulp, paper and wood products facilities results in significant demand for our timber. The predominate tree species across these timberlands are loblolly and slash pine. Hardwoods include red oak, sweet gum, black gum, red maple, cypress, black cherry, sugar maple and green ash.

Our Western U.S. timberlands consist of approximately 370,000 acres of primarily softwood second growth timber in western Washington State with approximately 58 percent hemlock and the remainder douglas fir, western red cedar and spruce. Our hardwood timber stands consist principally of red alder and maple.

In addition, we have a 40 percent interest in a New Zealand joint venture which owns or leases approximately 343,000 acres of primarily radiata pine timberland, which we manage.

We manage timberlands in conformity with the requirements of the Sustainable Forestry Initiative® (SFI) program. A key to success is the application of our extensive site-specific silvicultural expertise on species selection, site preparation, fertilization, and competition control, as well as our genetic improvement program and careful timing of the harvest, all of which are designed to maximize value while complying with environmental requirements.

The average rotation (harvest) age for timber from the Eastern U.S. (primarily Southern pine) excluding New York, is between 21 to 24 years. Due to the types of species, New York timberlands have an average harvest age of 60 to 80 years. Our Eastern U.S. timber is primarily a mix of sawtimber and pulpwood. The average harvest age for timber from the Western U.S. (primarily hemlock and douglas fir) is 50 years with a target age of 40 years and is primarily composed of sawtimber.

Our timberlands are subject to losses from natural occurrences such as extreme weather and wildfires. During the second quarter of 2007, wildfires in southern Georgia and northern Florida damaged over 60,000 acres of our timberland resulting in a loss of $10.9 million for the damage to 1.2 million tons of merchantable pine and hardwood and 11,000 acres of pre-merchantable pine.

Below is a table that sets forth our timberland acres (in thousands) as of December 31, 2007, by region and by timber classification. Non-Forest acres include those acres unavailable for commercial timberland use and are primarily comprised of roads, regulatory restricted management zones and wetlands.

Location	Softwood Plantations	Hardwood Lands	Non-Forest	Total
Eastern U.S.	1,193	567	32	1,792
Western U.S.	281	—	89	370
New Zealand *	337	6	—	343

Total	1,811	573	121	2,505

*	Acres under Rayonier management, owned and leased by the New Zealand JV (Rayonier owns a 40 percent interest).

Softwood merchantable timber inventory is an estimate of timber volume based on the earliest economically harvestable age. Hardwood inventory is an estimate of timber volume available for harvest. Estimates are based on an inventory system that involves periodic statistical sampling. Adjustments are made on the basis of growth estimates, harvest information, environmental restrictions and market conditions. Timber located in swamplands, restricted or environmentally sensitive areas is not included in the merchantable inventory shown below.

Effective January 1, 2007, Rayonier’s Western timber business unit decreased the age at which it moves timber into its merchantable timber pool from 41 to 35 years. This change added 338 million board feet (36 percent) of timber to the merchantable pool. The impact of this change on 2007 depletion expense was an increase of $0.4 million. The following table sets forth the estimated volumes of merchantable timber in the U.S. by location and type, as of December 31, 2007:

Location	Softwood	Hardwood	Total	Equivalent total, in thousands of short green tons	%
Eastern, in thousands of short green tons	33,892	20,469	54,361	54,361	86
Western, in millions of board feet	1,097	82	1,179	8,489	14

				62,850	100

Real Estate

Our HBU real estate holdings are primarily in the southern U.S. We segregate the southeast U.S. real estate holdings into two groups: development and rural properties. Development properties are predominantly located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL, while Rural properties essentially include the balance of our ownership in the South. Our real estate holdings in the Northwest comprise the other category in the table that follows.

In 2007, we continued with our strategy of pursuing and obtaining entitlements for our development property. We received entitlements on 3,300 acres in Georgia and will seek entitlements on other holdings in the Southeast. Additionally, we may enter into joint ventures with experienced developers to further enhance the value of our properties.

Sales for the three years ended December 31, 2007, are summarized in the following table:

	2007			2006		2005
	Acres Sold	Average Price/Acre		Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Development	4,356	$8,588		9,377	$7,713	6,036	$6,943
Rural	11,722	$6,308	*	16,099	$2,297	23,587	$1,797
Other	1,095	$4,473		775	$3,510	403	$3,805

Total Acres Sold	17,173			26,251		30,026

*	Rural price per acre increased due to a 3,100 acre sale in west central Florida at $15,000 per acre.

Performance Fibers

We are a leading manufacturer of high-value specialty cellulose fibers and absorbent materials with production facilities in Jesup, GA and Fernandina Beach, FL, which have a combined annual capacity of approximately 740,000 metric tons. These facilities are capable of manufacturing more than 25 different grades of fibers. The Jesup facility can produce approximately 590,000 metric tons, or 80 percent of our total capacity, and the Fernandina Beach facility can produce approximately 150,000 metric tons, or 20 percent of our total capacity.

This segment has two major product lines – Cellulose Specialties and Absorbent Materials.

Cellulose Specialties – We are one of the world’s leading producers of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form to produce cellulose acetate and ethers that create high-value, technologically demanding products. Our products are used in a wide variety of end uses such as: liquid crystal display (LCD) screens, cigarette filters, acetate textile fibers, pharmaceuticals, cosmetics, rigid packaging, photographic film, impact-resistant plastics, high-tenacity rayon yarn for tires and industrial hoses, detergents, food casings, food products, thickeners for oil well-drilling muds, lacquers, paints, printing inks, and explosives. In addition, cellulose specialties include high-value specialty paper applications used for decorative laminates, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry.

Absorbent Materials – We are a producer of performance fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

Sixty percent of Performance Fibers sales are exported, primarily to customers in Asia, Europe and Latin America. Ninety-one percent of Performance Fibers sales are made directly by Rayonier personnel, with the remainder through independent sales agents. We have long-term contracts with the world’s largest manufacturers of acetate-based products and other key customers that extend into 2011 and represent nearly all of our high-value cellulose specialties production.

Wood Products

Our Wood Products business segment manufactures and sells dimension lumber. We operate three lumber manufacturing facilities in the U.S. that produce Southern pine lumber, which is generally used for residential and industrial construction. Located in Baxley, Swainsboro and Eatonton, GA, the mills have a combined annual capacity of approximately 390 million board feet of lumber and 710,000 tons of wood chips. Lumber sales are primarily made by Rayonier personnel to customers in the southeastern U.S. Approximately 70 percent of our lumber mills’ wood chip production is sold at market prices to our Jesup, GA performance fibers facility. In 2007, these purchases represented approximately 13 percent of that facility’s total wood consumption.

Other

The primary business of our Other segment is trading logs, lumber and wood products. We operate domestic and export log trading businesses in the northwest U.S., New Zealand, and Chile. All of the sales from our northwest U.S. and New Zealand log trading operations are sourced externally. Our Chilean operations include the trading of logs and wood products. In the past, this segment also included royalty income from coal mining activity on our timberlands in Lewis County, Washington. Effective November 2006, TransAlta, the third party operator of the mine, ceased their operations in Lewis County; therefore, subsequent periods will not include royalty income unless new minerals-related transactions are entered into by the Company. In 2007, the Other segment included no sales from coal mining activity compared to $3.0 million in 2006.

In May 2007, the Company closed its wood products trading business, International Wood Products (IWP), headquartered in Portland, Oregon. The closure did not have a material effect on the Company’s results of operations, financial condition or cash flows.

Discontinued Operations and Dispositions

Discontinued operations include our MDF business sold in 2005. The Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows and the related Notes have been reclassified to present the results of these operations as discontinued operations.

Dispositions and other discontinued operations include our Port Angeles, WA performance fibers mill that was closed in 1997; our wholly-owned subsidiary, Southern Wood Piedmont Company (SWP), which ceased operations other than environmental investigation and remediation activities in 1989; our Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. See Note 15 – Liabilities for Dispositions and Discontinued Operations for additional information.

Foreign Sales and Operations

A large majority of our sales to foreign countries are denominated in U.S. dollars. Sales from non-U.S. operations comprised approximately four percent of total 2007 sales. See Note 3 – Segment and Geographical Information for additional information.

Intellectual Property

We own numerous patents, trade secrets and know-how, particularly relating to our Performance Fibers business. We intend to continue to take such steps as are necessary to protect our intellectual property, including filing patent applications for inventions that are deemed important to our business operations. Our U.S. patents generally have a duration of 20 years from the date of filing.

Competition

Our U.S. timberlands are located in three major timber-growing regions (the northwest U.S., known as our Western region and the northeast and the southern U.S., known as our Eastern region), where timber markets are fragmented. In the Western region, The Campbell Group, Hancock Timber Resource Group, Green Diamond Resource Company, Weyerhaeuser, Longview Fibre, Port Blakely Tree Farms, and Washington State (Department of Natural Resources) are significant competitors. Other competition in the Western U.S. arises from log imports from Canada. In the Eastern region, we compete with Plum Creek Timber Company, Weyerhaeuser, and Timber Investment Management Organizations (TIMOs) such as Timberstar and Resource Management Services. In all markets, price is the principal method of competition.

In Performance Fibers, we market high purity, specialty cellulose fibers worldwide against strong competition from domestic and foreign producers. Major competitors include Buckeye Technologies Inc., Borregaard, and Sappi Saiccor. Pricing, product performance, and technical service are principal methods of competition. During 2005, Sappi Saiccor announced a 200,000 ton per year expansion at one of its cellulose specialty pulp mills in South Africa, and Sateri International announced construction of a 360,000 ton per year cellulose specialty pulp mill in Bahia, Brazil. These projects are expected to result in additional product in 2008. In 2008, Weyerhauser announced that it is negotiating the sale of its closed 155,000 metric ton cellulose specialty pulp mill located in Cosmopolis, Washington. The aggregate impact of potential facility closures and new market capacity is not expected to adversely affect the results of our Performance Fibers segment in 2008; however, these market dynamics may impact our business in 2009 and beyond.

Our Wood Products business competes with a number of lumber producers throughout the U.S. and Canada, but particularly with sawmills throughout Georgia and Florida. Our Wood Products business represents less than one-half of one percent of North American capacity.

Customers

In 2007, a group of customers under the common control of Eastman Chemical Company and its affiliates represented approximately 22 percent of our Performance Fibers segment’s sales and 13 percent of consolidated sales. Two other customers of the Performance Fibers segment comprised 16 percent and 13 percent of the segment’s sales. One customer represented 11 percent of our Timber segment’s sales. The loss of any of these customers could have a material adverse effect on these segments’ results of operations.

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

Seasonality

Our Timber segment sales are generally lower in the third quarter due to greater availability of non-Rayonier timber during the drier summer harvesting period, particularly in the western U.S. Our Wood Products segment may experience higher seasonal demand in the second quarter when demand for new housing increases. Our Performance Fibers and Real Estate segments’ results are normally not impacted by seasonal changes.

Environmental Matters

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Regulation, Note 15 – Liabilities for Dispositions and Discontinued Operations, and Note 16 – Contingencies.

Raw Materials

The manufacture of our performance fibers products and lumber requires significant amounts of wood. Timber harvesting can be restricted by stringent regulatory requirements, adverse weather conditions, legal challenges and pressure from various environmental groups. The supply of timber is directly affected by price and demand fluctuations in wood products and pulp and paper markets.

Our Performance Fibers and lumber mills obtain their logs through open market purchases made by our wood procurement organization, which negotiates prices and volumes with independent third party suppliers who deliver to our facilities. In some cases, we obtain logs through third party logging contractors who have purchased timber cutting rights from our timberlands in Georgia and Florida (generally through a sealed bid process).

Performance Fibers manufacturing also requires significant amounts of fuel oil and natural gas. These raw materials are subject to significant changes in prices and availability, which could adversely impact our future operating results. With the increase in energy prices over the past few years, we initiated a number of capital projects to reduce fossil fuel consumption, including a power boiler replacement at our Fernandina Beach, FL facility, which consumes primarily wood waste. We continually pursue reductions in usage and costs of other key raw materials, supplies and contract services at our Performance Fibers and lumber mills and do not foresee any material constraints in the near term from pricing or availability.

Research and Development

The research and development efforts of our Performance Fibers business are primarily directed at further developing existing core products and technologies, improving the quality of cellulose fiber grades, absorbent materials and related products, improving manufacturing efficiency and environmental controls, and reducing fossil fuel consumption.

The research and development activities of our timber operations include genetic tree improvement and applied silvicultural programs to identify management practices that will improve financial returns from our timber assets.

Our research and development expenditures were approximately $5 million in 2007 and $6 million in both 2006 and 2005.

Employee Relations

We currently employ approximately 2,000 people, of whom approximately 1,900 are in the United States. Approximately 900 of our hourly Performance Fibers employees are covered by collective bargaining agreements. The majority of our hourly employees are represented by one of several labor unions. We believe relations with our employees are satisfactory.

In August and December 2001, collective bargaining agreements covering approximately 700 hourly employees at our Jesup mill were extended through June 30, 2008. We expect to begin contract negotiations with the Jesup mill’s unions during the second quarter of 2008. While we expect to reach agreement with our Jesup unions on a new collective bargaining agreement, a failure to do so together with any significant labor disruption could have a material adverse affect on our operations and financial results. In December of 2005, two labor unions representing approximately 230 hourly employees at our Fernandina mill approved a four-year contract, which expires on April 30, 2010. There were no changes to our labor contracts in 2007.

Sustainable Forestry

While it is our objective to maximize future wood supply through forest management programs that increase timberland productivity, we have a longstanding commitment to meet the highest levels of forest stewardship and to promote sustainable forestry practices throughout the industry. We subscribe to the SFI program, a comprehensive system of environmental principles, objectives and performance measures that combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Most of our U.S. timberlands and wood procurement practices have been audited and certified by an independent third party under the SFI program. The properties in New York, Oklahoma, and Texas that were purchased in 2006 were audited and certified by an independent third party under the SFI program during 2007. This independent certification verifies that we meet strict requirements for growing and harvesting trees in an environmentally responsible manner that protects natural resources, renews forests, ensures sustainable harvest levels, creates biological diversity, and enhances wildlife protection. In addition, our New Zealand JV participates in various environmental initiatives such as the Forest Owners Association, the New Zealand Forest Accord and the Forest Stewardship Council.

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

Our financial performance is affected by the cyclical nature of the forest products and real estate industries. The markets for timber, real estate, performance fibers and wood products are influenced by a variety of factors beyond our control. For example, the demand for real estate can be affected by changes in interest rates, local economic conditions, new housing starts, population growth and demographics. The demand for sawtimber is primarily affected by the level of new residential and commercial construction activity. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices.

The forest products and real estate industries are highly competitive.

Many of our competitors in the forest products businesses have substantially greater financial and operating resources and own more timberlands than we do. Some of our forest products competitors may also be lower-cost producers in some of the businesses in which we operate. In addition, wood products are subject to significant competition from a variety of non-wood and engineered wood products. We are also subject to competition from various forest products, including logs, imported from foreign countries to the United States as well as to the export markets served by us. To the extent there is a significant increase in competitive pressures from substitute products or other domestic or foreign suppliers, our business could be adversely affected. With respect to our real estate business, we are continuing the transition from a bulk land seller to engaging in value-added real estate development activities, including obtaining entitlements and entering into joint venture, participation and other development-related arrangements. Many of our competitors in this segment have greater experience in real estate entitlement and development than we do.

Changes in energy and raw materials prices could impact our operating results and financial condition.

Energy and raw material costs, such as oil, natural gas, wood, and chemicals are a significant operating expense, particularly for the Performance Fibers and Wood Products businesses. The prices of raw materials and energy can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. For example, oil and natural gas costs have increased substantially in recent years and we have experienced, at times, a limited availability of hardwood which has resulted in increased production costs for some Performance Fibers products. Increases in production costs could have a material adverse effect on our business, financial condition and results of operations.

Changes in global economic conditions, market trends and world events could impact customer demand.

The global reach of our business, particularly the Performance Fibers business and our interest in the New Zealand JV, causes us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in the U.S. Adverse changes in the following factors, among others, could have a negative impact on our business and results of operations:

•	effects of exposure to currencies other than the United States dollar;

•	regulatory, social, political, labor or economic conditions in a specific country or region; and,

•

trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, and import and export licensing requirements.

The impacts of climate initiatives, at the international, federal and state levels, are uncertain at this time.

Currently, there are numerous international, federal and state-level initiatives and proposals relating to addressing the effects of global climate change. Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other so-called “greenhouse gases.” It is likely that future legislative and regulatory activity in this area will impact Rayonier, but it is unclear at this time whether such impact will be, in the aggregate, positive or negative. For example, while Rayonier’s Performance Fibers mills produce greenhouses gases and utilize fossil fuels, our extensive timber holdings and the biomass they produce may provide opportunities for us to benefit from new legislation and regulation. We continue to monitor political and regulatory developments in this area, but their overall impact on Rayonier is uncertain at this time.

Our businesses are subject to extensive environmental laws and regulations that may restrict or adversely impact our ability to conduct our business.

If regulatory and environmental permits are delayed, restricted or rejected, a variety of our operations could be adversely affected. In connection with a variety of operations on our properties, we are required to seek permission from government agencies in the states and countries in which we operate to perform certain activities. Any of these agencies could delay review of, or reject, any of our filings. In our Timber business, any delay associated with a filing could result in a delay or restriction in replanting, thinning, insect control, fire control or harvesting, any of which could have an adverse effect on our operating results. For example, in Washington State, we are required to file a Forest Practice Application for each unit of timberland to be harvested. These applications may be denied, conditioned or restricted by the regulatory agency or appealed by other parties, including citizen groups. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results. In our Performance Fibers and Wood Products businesses, many modifications and capital projects at our manufacturing facilities require an environmental permit, or an amendment to an existing permit. Delays in obtaining these permits could have an adverse effect on our results of operations.

Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states and countries where we own, lease or manage timberlands, and operate mills. For example, in Washington State, environmental groups and interested individuals may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. These and other challenges could materially delay or prevent operations on our properties. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits or implementing capital improvements or pursuing operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands or impact our ability to invest in our mills. Among the remedies that could be enforced in a lawsuit is a judgment preventing or restricting harvesting on a portion of our timberlands, or adversely affecting the projected operating benefits or cost of capital projects at our mills.

The impact of existing regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. The threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the area subject to restriction will vary depending on the protected species at issue, the time of year and other factors, but can range from less than one to several thousand acres. A number of species that naturally live on or near our timberlands, including the northern spotted owl, marbled murrelet, bald eagle, several species of salmon and trout in the Northwest, and the red cockaded woodpecker, bald eagle, wood stork, red hill salamander, and flatwoods salamander in the Southeast, are protected under the Federal Endangered Species Act or similar state laws. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if other regulations, such as those that require buffers to protect water bodies, become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.

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

We currently own or may acquire properties which may require environmental remediation or otherwise be subject to environmental and other liabilities. We currently own, or formerly operated, manufacturing facilities and discontinued operations, or may acquire timberlands and other properties, which are subject to environmental liabilities, such as remediation of hazardous material contamination and other existing or potential liabilities. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect financial results. Although we believe we have adequate liabilities for the investigation and remediation of our current properties, there can be no assurance that actual expenditures will not exceed our expectations, or that other unknown liabilities will not be discovered in the future.

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

Entitlement and development of real estate entails a lengthy, uncertain and costly approval process.

Entitlement and development of real estate entails extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require various approvals, permits and consents from federal, state and local governing and regulatory bodies. For example, in Florida, real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land use and development regulations. In addition, in Florida, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact (DRI) application. Compliance with the Growth Management Act, local land development regulations and the DRI process is usually lengthy and costly and significant conditions can be imposed on a developer with respect to a particular project. In addition, development of properties containing delineated wetlands may require one or more permits from the federal government. Any of these issues can materially affect the cost and timing of our real estate development activities.

The real estate entitlement and development process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure the necessary approvals and permits. A significant amount of our development property is located in counties in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, infrastructure and funding for same, and the requirements of state law, especially in the case of Florida under the Growth Management Act and DRI process. In addition, anti-development groups are active, especially in Florida, in seeking legislation and other anti-growth limitations on real estate entitlement and development activities.

Issues affecting real estate development also include the availability of potable water for new development projects. For example, in Georgia, the Legislature recently enacted the Comprehensive Statewide Watershed Management Planning Act (the “Watershed Management Act”), which, among other things, created a governmental entity called the Georgia Water Council which was charged with preparing a comprehensive water management plan for the state and presenting it to the Georgia Legislature for adoption in 2008. It is unclear at this time how the plan will affect the cost and timing of real estate development along the I-95 coastal corridor in southern Georgia, where the Company has significant real estate holdings.

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

A number of factors, including changes in demographics, tightening of credit, and a slowing of commercial or residential real estate development, particularly along the I-95 coastal corridor in Florida and Georgia, could reduce the demand for such properties and negatively affect our results of operations.

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

We participate in a joint venture in New Zealand, and may enter into other joint venture projects; for example, as part of our real estate development strategy. A joint venture involves potential risks such as:

•	not having voting control over the joint venture;

•	the venture partner at any time may have economic or business interests or goals that are inconsistent with ours;

•	the venture partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the investment; and,

•	the venture partner could experience financial difficulties.

Actions by our venture partners may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement or have other adverse consequences.

We may be unsuccessful in carrying out our acquisition strategy.

We have pursued, and intend to continue to pursue, acquisitions of strategic timberland and real estate properties. Our timberland and real estate acquisitions may not perform in accordance with our expectations. We anticipate financing any such acquisitions through cash from operations, borrowings under our credit facilities, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. The failure to identify and complete acquisitions of suitable timberland and real estate properties, and the failure of any acquisitions to perform to our expectations, could adversely affect our operating results.

Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.

Approximately 45 percent of our work force is unionized. These workers are almost exclusively in our Performance Fibers business. As a result, we are required to negotiate the wages, benefits and other terms with many of our employees collectively. Our financial results could be adversely affected if labor negotiations were to restrict the efficiency of our operations. In addition, our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. If the unionized employees were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition.

Weather and other natural conditions may limit our timber harvest and sales.

Weather conditions, timber growth cycles and restrictions on access may limit harvesting of our timberlands, as may other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters such as wind storms and hurricanes.

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

We own, lease or manage approximately 2.5 million acres of timberland and real estate located primarily in the United States and New Zealand. Approximately 1.8 million acres are located in Alabama, Arkansas, Florida, Georgia, Louisiana, New York, Oklahoma and Texas. Accordingly, if the level of production from these forests substantially declines, or if the demand for timber in those regions declines, it could have a material adverse effect on our overall production levels and our revenues.

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

One of the factors that may influence the price of our common shares is our annual dividend yield as compared to yields on other financial instruments. Thus, an increase in market interest rates will result in higher yields on other financial instruments, which could adversely affect the price of our common shares.

We have a significant amount of debt and the capacity to incur significant additional debt.

As of December 31, 2007, we had $750 million of debt outstanding. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Financial Obligations and Off-Balance Sheet Arrangements for the payment schedule of our long-term debt obligations. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements. Moreover, we have the borrowing capacity to incur significant additional debt and may do so if we enter into one or more strategic, merger, acquisition or other corporate or investment opportunities, or otherwise invest capital in one or more of our businesses. However, failure to generate sufficient cash as our debt becomes due, or to renew credit lines prior to their expiration, may adversely affect our business, financial condition, operating results, and cash flow.

REIT and Tax-Related Risks

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we will have reduced funds available for distribution to our shareholders because our timber-related income will be subject to taxation.

We intend to operate in accordance with REIT requirements pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). For example, as a REIT, we generally will not pay corporate-level tax on income we distribute to our shareholders (other than the income of TRS) as long as we distribute at least 90 percent of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). Qualification as a REIT involves the application of highly technical and complex provisions of the Code, which are subject to change, perhaps retroactively, and which are not entirely within our control. We cannot assure that we will qualify as a REIT or be able to remain so qualified or that new legislation, U.S. Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

If in any taxable year we fail to qualify as a REIT, we will suffer the following negative results:

•	we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income; and,

•	we will be subject to federal income tax on our REIT taxable income.

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

The ability for the REIT to receive dividends from taxable REIT subsidiaries is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75 percent of gross income for each taxable year as a REIT must be derived from passive real estate sources including sales of our standing timber and other types of qualifying real estate income and no more than 25 percent of our gross income may consist of dividends from our taxable REIT subsidiaries and other non-qualifying income.

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

We may not be able to complete desired like-kind exchange transactions for property we sell.

When we sell property, we generally seek to match these sales with the acquisition of suitable replacement real estate. This allows us “like-kind exchange” treatment for these transactions under section 1031 and related regulations of the Code. This matching of sales and purchases provides us with significant tax benefits, most importantly the deferral of any gain on the property sold until ultimate disposition of the replacement property. While we attempt to complete like-kind exchanges wherever practical, we will not be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms, inability to complete a qualifying like-kind exchange transaction within the time frames required by the Code and if we incorrectly identify real estate as property not held for sale to customers in the ordinary course of business or which subsequently becomes real estate held for sale to customers in the ordinary course of business. The inability to obtain like-kind exchange treatment would result in the payment of taxes with respect to the property sold, and a corresponding reduction in earnings and cash available for distribution to shareholders as dividends.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table details the significant properties we own, lease, or manage:

Segment	Location	Total Acres	Fee-Owned Acres	Long-Term Leased Acres	Managed Acres
Timber	Eastern U.S.	1,791,890	1,506,743	285,147	—
	Western U.S.	370,144	369,720	424	—
	New Zealand *	343,459	—	—	343,459

	Total Timber Acres	2,505,493	1,876,463	285,571	343,459
Real Estate	Southeastern U.S.	38,945	38,945	—	—
	SWP	864	864	—	—

Total Timberland and Real Estate Acres		2,545,302	1,916,272	285,571	343,459

		Capacity/Function	Owned/Leased
Performance Fibers	Jesup, Georgia	590,000 metric tons of pulp	Owned
	Fernandina Beach, Florida	150,000 metric tons of pulp	Owned
	Jesup, Georgia	Research Facility	Owned

Wood Products **	Baxley, Georgia	180 million board feet of lumber	Owned
	Swainsboro, Georgia	120 million board feet of lumber	Owned
	Eatonton, Georgia	90 million board feet of lumber	Owned

Wood Fiber Facilities	Offerman, Georgia	650,000 short green tons of wood chips	Owned
	Eastman, Georgia	350,000 short green tons of wood chips	Owned
	Barnesville, Georgia	350,000 short green tons of wood chips	Owned
	Jarrat, Virginia	250,000 short green tons of wood chips	Owned

Corporate and Other	Jacksonville, Florida	Corporate Headquarters	Leased

*	Acres under Rayonier management, owned by the New Zealand JV (Rayonier owns a 40 percent interest).
**	These locations also have a combined annual production capacity of approximately 710,000 short green tons of wood chips.

Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. During 2007, our manufacturing facilities produced at planned capacity levels for most of the year. In the fourth quarter, both performance fibers mills had unplanned downtime due to operational issues.

Item 3.	LEGAL PROCEEDINGS

We are engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 15 – Liabilities for Dispositions and Discontinued Operations and Note 16 – Contingencies.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 2007.

Item 4A.	EXECUTIVE OFFICERS OF RAYONIER

Lee M. Thomas, 63, Chairman, President and Chief Executive Officer – Mr. Thomas joined Rayonier in 2006 as a Director and was named President and Chief Executive Officer on March 1, 2007 and to his current position effective July 1, 2007. Prior to joining Rayonier, Mr. Thomas served as President of Georgia-Pacific Corporation (a global manufacturer and marketer of tissue, packaging, paper, building products and related chemicals), beginning in September 2002, and as its Chief Operating Officer, beginning in March 2003, until his retirement in December 2005. Prior to becoming President and Chief

Operating Officer, Mr. Thomas served in a number of management positions with Georgia-Pacific, including President-Building Products and Distribution from March 2002 until September 2002, Executive Vice President – Consumer Products from August 2000 until March 2002 and Executive Vice President-Paper and Chemicals from December 1997 until August 2000. Mr. Thomas previously served as Chairman and Chief Executive Officer of Law Companies Environmental Group Inc., Administrator of the U.S. Environmental Protection Agency, Executive Deputy Director of the Federal Emergency Management Agency and Director of the Division of Public Safety Programs – Office of the Governor of South Carolina. Mr. Thomas serves on the boards of Airgas Inc. and Regal Entertainment Group, the Federal Reserve Bank of Atlanta, the World Resource Institute, the Alliance for Climate Protection, Resolve, United Way of Northeast Florida, and the Jacksonville Chamber of Commerce. He holds a bachelor’s degree from the University of the South and a M.Ed. from the University of South Carolina.

Paul G. Boynton, 43, Senior Vice President, Performance Fibers and Wood Resources – Mr. Boynton joined Rayonier in 1999 as Director, Specialty Pulp Marketing and Sales. He was elected Vice President, Performance Fibers Marketing and Sales in October 1999, Vice President, Performance Fibers in January 2002, Senior Vice President, Performance Fibers effective July 2002 and to his current position effective January 2008. Prior to joining Rayonier, he held positions with 3M Corporation from 1990 to 1999, most recently as Global Brand Manager, 3M Home Care Division (global manufacturer and marketer of cleaning tool products). He holds a B.S. in Mechanical Engineering from Iowa State University, an M.B.A. from the University of Iowa, and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Timothy H. Brannon, 60, Senior Vice President, Forest Resources – Mr. Brannon joined Rayonier in 1972 at its Southern Wood Piedmont subsidiary (SWP). He was named Vice President and Chief Operating Officer of SWP in 1983 and President in 1992. Mr. Brannon was elected Rayonier’s Vice President and Director, Performance Fibers Marketing and Sales in 1994, Vice President, Asia Pacific and Managing Director, Rayonier New Zealand in 1998 and to his current position effective March 2002. He holds a B.A. in Psychology from Tulane University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

W. Edwin Frazier, III, 50, Senior Vice President and Chief Administrative Officer and Corporate Secretary – Mr. Frazier joined Rayonier in 1999 as Assistant General Counsel, was promoted to Associate General Counsel in 2000 and elected Corporate Secretary in 2001. Mr. Frazier was named Vice President Governance and Corporate Secretary in 2003, Senior Vice President, Administration and Corporate Secretary in July 2004 and was promoted to his current position in January 2008. From 1991 to 1999, Mr. Frazier was with the legal department of Georgia-Pacific Corporation, last serving as Chief Counsel – Corporate. Prior to that, he practiced corporate law with Troutman Sanders in Atlanta. Mr. Frazier holds a B.S. in Business Administration from the University of Tennessee, a J.D. from Emory University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Carl E. Kraus, 60, Senior Vice President, Finance and Acting President of TerraPointe LLC – Mr. Kraus joined Rayonier in 2005, was named Senior Vice President, Finance and Chief Investment Officer of TerraPointe LLC in October 2005 and was elected to his current position in July 2007. Prior to joining Rayonier, he served as Senior Vice President, Chief Financial and Investment Officer and Treasurer of Kramont Realty Trust (a shopping center REIT) from 2002 until it was acquired in 2005 and as Chief Financial Officer for Philips International Realty Corp. (a shopping center REIT) from 1999 to 2002. Mr. Kraus graduated from Temple University and is a Certified Public Accountant.

Charles Margiotta, 55, Senior Vice President, Business Development and President of TerraPointe Services Inc. – Mr. Margiotta joined Rayonier in 1976, was named Managing Director, Rayonier New Zealand in 1992, Vice President, Forest & Wood Products in 1997, Vice President, Corporate Development & Strategic Planning in 1998, Senior Vice President, Business Development and President of TerraPointe LLC in May 2005 and was elected to his current position in July 2007. Mr. Margiotta holds a B.B.A. from Pace University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Hans E. Vanden Noort, 49, Senior Vice President and Chief Financial Officer – Mr. Vanden Noort joined Rayonier as Corporate Controller in 2001, elected Senior Vice President and Chief Accounting Officer effective August 2005 and was elected to his current position in July 2007. Prior to joining Rayonier, he held a number of senior management positions with Baker Process, a division of Baker Hughes, Inc. (manufacturer of oilfield service equipment and supplies), most recently as Vice President of Finance and Administration. Prior to that, he was with the public accounting firm of Ernst & Young. Mr. Vanden Noort holds a B.B.A. in Accounting from the University of Cincinnati, an M.B.A. from the University of Michigan and is a Certified Public Accountant.

Michael R. Herman, 45, Vice President, General Counsel and Assistant Secretary – Mr. Herman joined Rayonier in 2003 as Vice President and General Counsel and was elected to his current position in October 2003. Prior to joining Rayonier, he served as Vice President and General Counsel of GenTek Inc. (a publicly-traded global manufacturing conglomerate) and in other positions in GenTek’s legal department from 1992 to August 2003. Mr. Herman was previously counsel to IBM’s Integrated Systems Solutions Corporation and an associate with the law firm of Shearman & Sterling. He holds a B.A. in Economics and English from Binghamton University and a J.D. from St. John’s University School of Law.

Joseph L. Iannotti, 48, Vice President and Corporate Controller – Mr. Iannotti joined Rayonier in April 2001 as Assistant Controller, Financial Reporting. Prior to joining Rayonier, Mr. Iannotti was with Bowater Incorporated for 13 years, the last eight as Director, Corporate Accounting and Reporting. Prior to that, he was an Audit Associate with PricewaterhouseCoopers in Stamford, CT. Mr. Iannotti is a Certified Public Accountant, holds a B.S. in Accounting from Sacred Heart University and a Master of Finance from Fairfield University.

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

	High	Low	Dividends
2007
Fourth Quarter	$49.16	$42.46	$0.50
Third Quarter	$49.55	$38.17	$0.50
Second Quarter	$45.77	$42.35	$0.47
First Quarter	$46.31	$39.83	$0.47

2006
Fourth Quarter	$42.19	$37.68	$0.47
Third Quarter	$40.78	$36.45	$0.47
Second Quarter	$47.50	$36.15	$0.47
First Quarter	$46.07	$39.70	$0.47

For information about covenants for our credit facility that could restrict our ability to pay cash dividends in the future, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Facilities.

On February 26, 2008, the Company announced a first quarter dividend of 50 cents per share payable March 31, 2008, to shareholders of record on March 10, 2008.

There were approximately 10,923 shareholders of record of our Common Shares on February 20, 2008.

Sales of Unregistered Securities

Periodically, we issue shares of our common stock to each of our non-management directors as part of their compensation. These shares are not registered and must be sold in reliance on an exemption from the Securities Act of 1933.

Issuer Repurchases

In 1996, we began a Common Share repurchase program to minimize the dilutive effect on earnings per share of our employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000 and July 2003, our Board of Directors authorized the purchase of additional shares totaling 1.4 million. These shares were authorized separately from the 1.5 percent of outstanding shares anti-dilutive program, neither of which have expiration dates. No shares under these repurchase plans were repurchased in 2007 or 2006. Below is a summary of shares authorized for repurchase at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Shares authorized for repurchase	2,476,089	2,444,227	2,066,763

The following table provides information with respect to share repurchases by the Company during the fiscal fourth quarter of 2007:

Fiscal Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	—		$—	—	—
November 1, 2007 to November 30, 2007	4,689	*	$48.29	—	—
December 1, 2007 to December 31, 2007	—		$—	—	—

Total	4,689			—	—

*	Represents shares repurchased to satisfy tax obligations related to employee incentive compensation.

Stock Performance Graph

The following graph compares the performance of Rayonier’s Common Shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s 500), and two industry-specific indices (the Standard & Poor’s Super Composite Paper and Forest Products Index, and the National Association of Real Estate Investment Trusts (“NAREIT”) Equity REIT Index).

The table and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $100 on December 31, 2002 with dividends reinvested

The data in the following table was used to create the above graph:

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
Rayonier Inc.	$100	$168	$208	$267	$288	$346
S&P 500®	$100	$129	$143	$150	$173	$183
S&P© SuperComposite Paper & Forest Products Index	$100	$137	$152	$146	$155	$154
NAREIT Equity REIT	$100	$137	$180	$202	$273	$230

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6.	SELECTED FINANCIAL DATA

The following historical financial data for each of the five years in the period ended December 31, 2007 is derived from, and should be read in conjunction with, our Consolidated Financial Statements.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollar amounts in millions, except per share data)
Profitability(8):
Sales(1)	$1,225	$1,230	$1,181	$1,163	$1,060
Operating income before gain on sale of New Zealand timber assets(1)	247	222	175	173	106
Operating income(1)	247	230	212	173	106
Income from continuing operations(6)	174	171	202	160	53
Net income	174	176	178	157	50
Income from continuing operations:
Per share — Diluted(2)	2.21	2.19	2.61	2.09	0.82
Per share — Basic(2)	2.25	2.24	2.68	2.15	0.84
Net income
Per share — Diluted(2)	2.21	2.26	2.29	2.05	0.77
Per share — Basic(2)	2.25	2.31	2.35	2.11	0.79

Financial Condition(8):
Total assets	$2,079	$1,965	$1,841	$1,944	$1,840
Total debt	750	659	559	659	618
Shareholders’ equity	981	918	894	810	711
Shareholders’ equity — per share(2)	12.54	11.94	11.74	10.81	9.67

Cash Flow from Continuing Operations(8):
Cash provided by operating activities	$324	$307	$254	$292	$201
Cash used for investing activities	(126)	(385)	(24)	(179)	(90)
Cash used for financing activities	(58)	(30)	(216)	(52)	(115)
Capital expenditures, net	97	105	85	88	84
Purchase of timberlands, real estate and other	27	299	24	89	—
Depreciation, depletion and amortization	165	136	147	146	151
Cash dividends paid(3)	151	144	129	111	105

Non-GAAP Financial Measures(8):
EBITDA(4)(7)	$412	$366	$369	$319	$259
Debt to EBITDA	1.8 to 1	1.8 to 1	1.5 to 1	2.1 to 1	2.4 to 1

Performance Ratios(%)(8):
Operating income to sales	20	19	18	15	10
Return on equity(5)	18	19	24	21	7
Return on capital(5)	11	11	14	11	4
Debt to capital	43	42	38	45	47

Other:
Timberland and real estate acres — owned, leased, or managed, in thousands of acres	2,545	2,681	2,473	2,155	2,107
Dividends paid — per share	$1.94	$1.88	$1.71	$1.49	$5.62

	Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Operating Data:
Timber
Timber sales volume
Western U.S. — in millions of board feet	254	274	263	285	225
Eastern U.S. — in thousands of short green tons	6,168	4,740	4,832	4,291	4,524
New Zealand — in thousands of metric tons*	N/A	N/A	464	646	632

Real Estate — acres sold	17,173	26,251	30,026	35,906	40,595
Performance Fibers
Sales volume (thousands of metric tons)
Cellulose Specialties	467	474	470	453	435
Absorbent Materials	259	272	276	266	273

Total	726	746	746	719	708

Production as a percent of capacity	99%	101%	100%	99%	97%

Wood Products
Lumber sales volume — in millions of board feet	329	350	351	347	310

Timber
Sales
Western U.S.	$104	$109	$99	$81	$58
Eastern U.S.	106	88	86	77	75
New Zealand*	12	10	23	28	20

Total	$222	$207	$208	$186	$153

Operating Income (Loss)
Western U.S.	$49	$60	$55	$42	$27
Eastern U.S.**	9	31	30	24	20
New Zealand*	2	(1)	2	6	5

Total	$60	$90	$87	$72	$52

EBITDA(7)
Timber	$145.8	$142.8	$146.9	$128.2	$108.5
Real Estate	97.8	90.6	68.1	79.7	96.3
Performance Fibers	209.4	152.7	121.4	125.1	77.6
Wood Products	(2.3)	4.1	23.5	22.3	7.4
Other operations	(3.2)	1.9	1.6	6.9	0.2
Corporate and other***	(35.8)	(26.6)	7.9	(43.6)	(31.4)

Total	$411.7	$365.5	$369.4	$318.6	$258.6

*	2005 reflects sales through October 4, 2005, prior to the JV formation.
**	2007 includes $10.9 million loss from wildfires on timberlands in southeast Georgia and northeast Florida.
***	Includes a $7.8 million gain from partial sale of JV investment (2006) and a $37.0 million gain from the sale of New Zealand timberlands (2005).
(1)	On August 28, 2005, we sold our MDF business. MDF results have been reclassified to discontinued operations.
(2)	2004 and 2003 were restated to reflect the October 17, 2005 and the June 12, 2003 three-for-two stock split.
(3)

2003 includes regular dividends of $44 million and a special cash dividend of $61 million that was made as part of a required accumulated earnings and profits distribution in connection with the Company’s conversion to a REIT on January 1, 2004.

(4)

EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion and amortization. EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company. See table in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Cash Provided by Operating Activities to EBITDA.

(5)

Return on equity is calculated by dividing income from continuing operations by the average of the opening (1/1/XX) and ending (12/31/XX) shareholders’ equity for each period presented. Return on capital is calculated by dividing income from continuing operations by the sum of average shareholders’ equity and average outstanding debt.

(6)

Included in the calculation of income from continuing operations are certain items that are infrequent in occurrence. We believe these items are important to understand the financial performance or liquidity of the Company in the comparative annual periods being reported. These “items of interest” and their effect on income from continuing operations for the periods presented were as follows:

	Increase/(decrease) to Income from Continuing Operations for the Year Ended December 31,
Items of interest, net of tax:	2007	2006	2005	2004	2003
Forest fire loss(a)	$(10.9)	$—	$—	$—	$—
Gain on sale of New Zealand assets(b)	—	6.4	30.5	—	—
Prior years IRS audit settlements including resulting adjustments to accrued interest and deferred taxes(c)	—	9.0	24.9	—	2.3
Tax benefit on repatriated earnings(d)	—	—	25.4	—	—
Reversal of deferred tax(e)	—	—	—	77.9	—
U.S. tax on undistributed foreign earnings(f)	—	—	—	(28.2)	—

(a)	Losses sustained from wildfires in southeast Georgia and northeast Florida.
(b)	In 2005, we sold our New Zealand timber assets to the JV as part of its formation and, in 2006, we sold a portion of our interest in the New Zealand JV.
(c)	Tax benefits from the favorable resolution of tax audits for prior years and related interest.
(d)	Lower U.S. tax benefit related to the repatriation of undistributed foreign earnings.
(e)	Reversal of timber-related deferred taxes not required after REIT conversion.
(f)	Additional U.S. tax for eventual repatriation of undistributed foreign earnings generated prior to March 31, 2004.

(7)

EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. The tables below reconcile Cash Provided by Operating Activities from Continuing Operations by segment to EBITDA by segment for the five years ended December 31, 2007.

(8)

2006 and 2005 results have been restated to reflect the adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 2 — Summary of Significant Accounting Policies for discussion.

Reconciliation of Cash Provided by Operating Activities from Continuing

Operations by Segment to EBITDA by Segment

(dollars in millions)

		Timber	Real Estate*	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
2007
Cash provided by (used for) operating activities		$136.8	$101.2	$228.2	$(0.1)	$(9.1)	$(133.0)	$324.0
Less:	Non-cash cost basis of real estate sold	—	(8.4)	—	—	(0.2)	—	(8.6)
Add:	Income tax expense	—	—	—	—	—	23.8	23.8
	Interest, net	—	—	—	—	—	48.6	48.6
	Other balance sheet changes	9.0	5.0	(18.8)	(2.2)	6.1	24.8	23.9

EBITDA		$145.8	$97.8	$209.4	$(2.3)	$(3.2)	$(35.8)	$411.7

2006
Cash provided by (used for) operating activities		$149.8	$103.0	$127.3	$5.6	$13.6	$(92.4)	$306.9
Less:	Non-cash cost basis of real estate sold	—	(12.3)	—	—	(0.1)	—	(12.4)
Add:	Income tax expense	—	—	—	—	—	19.1	19.1
	Gain on sale of portion of New Zealand JV	—	—	—	—	—	7.8	7.8
	Interest, net	—	—	—	—	—	39.1	39.1
	Other balance sheet changes	(7.0)	(0.1)	25.4	(1.5)	(11.6)	(0.2)	5.0

EBITDA		$142.8	$90.6	$152.7	$4.1	$1.9	$(26.6)	$365.5

2005
Cash provided by (used for) operating activities		$164.8	$80.8	$132.4	$22.3	$(4.6)	$(141.6)	$254.1
Less:	Non-cash cost basis of real estate sold	—	(11.0)	—	—	(0.8)	—	(11.8)
	Income tax benefit	—	—	—	—	—	(20.1)	(20.1)
Add:	Gain on New Zealand timberland sale	—	—	—	—	—	36.9	36.9
	Interest, net	—	—	—	—	—	38.8	38.8
	Other balance sheet changes	(17.9)	(1.7)	(11.0)	1.2	7.0	93.9	71.5

EBITDA		$146.9	$68.1	$121.4	$23.5	$1.6	$7.9	$369.4

2004
Cash provided by (used for) operating activities		$126.2	$83.9	$125.8	$22.6	$17.8	$(84.0)	$292.3
Less:	Non-cash cost basis of real estate sold	—	(10.5)	—	—	(0.5)	—	(11.0)
	Income tax benefit	—	—	—	—	—	(33.6)	(33.6)
Add:	Interest, net	—	—	—	—	—	44.1	44.1
	Other balance sheet changes	2.0	6.3	(0.7)	(0.3)	(10.4)	29.9	26.8

EBITDA		$128.2	$79.7	$125.1	$22.3	$6.9	$(43.6)	$318.6

2003
Cash provided by (used for) operating activities		$128.2	$102.5	$73.3	$5.2	$—	$(107.9)	$201.3
Less:	Non-cash cost basis of real estate sold	—	(5.5)	—	—	(0.4)	—	(5.9)
Add:	Income tax expense	—	—	—	—	—	6.1	6.1
	Interest, net	—	—	—	—	—	46.0	46.0
	Other balance sheet changes	(19.7)	(0.7)	4.3	2.2	0.6	24.4	11.1

EBITDA		$108.5	$96.3	$77.6	$7.4	$0.2	$(31.4)	$258.6

*	Real Estate became a reportable segment in 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our revenues, operating income and cash flows are primarily derived from three core business segments: Timber, Real Estate and Performance Fibers. We own or lease (under long-term agreements) approximately 2.2 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, New York, Oklahoma, Texas, and Washington and we believe we are the seventh largest private landowner in the United States. In addition, we have a 40 percent interest in a New Zealand joint venture which owns or leases approximately 343,000 acres of timberland, which we manage. Our Real Estate business seeks to maximize the value of our properties which are more valuable for development, recreational or conservation uses than for growing timber. Our Performance Fibers business has been a supplier of premier cellulose specialty grades of pulp for over eighty years.

We have consistently generated strong cash flows and operating results by focusing on the following critical financial measures: segment operating income and EBITDA, cash available for distribution in total and on a per-share basis, debt to EBITDA ratio, debt to capital ratio, return on equity, return on fair market value (Timber and Real Estate) and return on capital employed (Performance Fibers). Key non-financial measures include safety and environmental performance, quality, production as a percent of capacity and various yield statistics.

Our focus is on generating consistently strong cash flows and maximizing returns for shareholders. We seek to increase our timber holdings through cash-accretive timberland acquisitions while employing a disciplined approach. We acquired approximately 6,000 acres of timberland in 2007 and 228,000 acres in 2006.

We continuously evaluate our capital structure. Our debt-to-capital ratio was 43 percent at December 31, 2007. We believe that a debt-to-EBITDA ratio of up to three times is appropriate to keep our weighted-average cost of capital low while maintaining an investment grade debt rating as well as retaining the flexibility to actively pursue growth opportunities. Our strategic capital allocation will be primarily in Timber, with the remainder in Real Estate and Performance Fibers. In the fourth quarter of 2007, we issued $300 million of 3.75% Senior Exchangeable Notes due in 2012, with approximately $170 million of the proceeds used to retire debt including $112.5 million of notes maturing in December 2007. We do not expect to significantly reduce debt in 2008 and, in connection with appropriate growth opportunities, may incur additional debt that causes us to exceed the debt-to-capital ratio mentioned above. In the third quarter of 2007, we increased our quarterly dividend to $0.50 per share, a 6 percent increase. Our 2008 dividend payments are expected to total $157 million assuming no change in the current rate.

Operational Strategies

Timber is sold primarily through an auction process, although in the Western region it is also marketed through log supply agreements. We operate Timber as a stand-alone business, requiring our mills to compete with third-party bidders for timber at auction. This promotes realizing market value, generating a true measure of fair value returns in Timber and minimizing the possibility of our manufacturing facilities being subsidized with below-market cost wood. We also focus on optimizing timber returns by continually improving productivity and yields through advanced silvicultural practices which take into account soil, climate and biological considerations. Finally, we actively pursue timberland acquisitions that meet various financial and strategic criteria.

A significant portion of our acreage is more valuable for development, recreational or conservation purposes than for growing timber. To maximize the value of our development properties, our strategy is to engage in value-added entitlement and development activities versus selling real estate in bulk. In 2005, we established a real estate subsidiary, TerraPointe LLC, to lead these entitlement and development activities. In 2006, we entered into our first “participation” agreements with two premier development partners, under which we retain an interest in development-related revenues from the properties. In 2007, we obtained entitlements on 3,300 acres in Georgia. We continue to seek entitlements for holdings in the Southeast and we may enter into joint ventures with recognized developers to maximize the value of our properties.

In Performance Fibers, the focus has been to improve our position as a premier supplier of cellulose specialties while reducing participation in the more commodity-oriented absorbent materials (primarily fluff pulp) market. We are a market leader in cellulose specialties, utilizing our considerable technical applications expertise to customize products to exacting specifications, which allows differentiation from most other competitors. Conversely, fluff pulp is a semi-commodity with little opportunity for differentiation other than by price, although we do explore ways to enhance the value of these fibers. There are a number of much larger companies in the fluff pulp market and we are not a market leader. We have been successful in executing a strategy of shifting production from absorbent materials to cellulose specialties. In 2007, 64 percent of sales volume was cellulose specialties, versus 61 percent in 2003. We are investigating a further significant shift of volume to cellulose specialties as well as improving the product mix within cellulose specialties.

Cost control is a critical element to remaining competitive in the Performance Fibers markets. The keys to success are operating continuously, safely, and efficiently while closely managing raw materials and conversion costs. Capital expenditures typically are directed toward cost reduction, product enhancements, environmental requirements and efficiency projects. Historically, we have used a significant amount of fossil fuels to operate our mills. To reduce energy costs, we have initiated a number of capital projects to reduce fossil fuel consumption, including a power boiler replacement which consumes primarily wood waste and has significantly reduced oil usage.

Our capital expenditures totaled $97 million in 2007. For 2008, capital expenditures (excluding strategic acquisitions) are expected to range from $105 million to $110 million, which we expect to fund through cash from operations. The increase is due to a focus on reliability, productivity, and cost reduction projects, as well as environmental spending.

Industry and Market Conditions

Timber markets continued to soften in 2007 caused by the declining demand for lumber due to considerably weakened housing and construction markets. Lumber prices hit fifteen-year lows before settling at levels two percent below year-end 2006.

In Real Estate, demand for rural land for recreation, industrial and conservation uses remained relatively strong, while demand for development property softened due to the weak housing market.

In Performance Fibers, cellulose specialties’ market demand remains strong. Sales are typically made under one to five year contracts which establish prices and target volumes at the beginning of the year and buffer some of the changes in supply and demand typically seen in worldwide commodity pulp and paper markets. We have long-term contracts with the world’s largest manufacturers of acetate-based products and other key customers that extend into 2011 and represent nearly all of our high-value cellulose specialties production. Our recognized technical and market leadership has allowed us to maintain strong pricing across our cellulose specialties product lines. In 2003, International Paper closed its Natchez, Mississippi mill, a major cellulose specialties competitor, taking approximately 260,000 metric tons of capacity out of the market. In 2006, Weyerhaeuser closed its 155,000 metric ton cellulose specialty mill located in Cosmopolis, Washington. These closures, along with increased demand, were the primary drivers of 2006 and 2007 price and volume increases in cellulose specialties. Weyerhaeuser has since announced that it is negotiating the sale of its Cosmopolis mill, which could come back on-line in 2008 if such a transaction is completed. Additionally, we expect capacity to come on-line from competitors in the Southern hemisphere sometime in 2008 and 2009, although it is unclear whether this new production will compete in our product lines or in the lower-grade viscose market.

Absorbent materials prices strengthened in 2007, consistent with the commodity paper pulp market. Sales of absorbent materials are typically made with an annual volume agreement that allows price to move with the market during the year.

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

Merchantable inventory and depletion costs as determined by forestry timber harvest models

Significant assumptions and estimates are used in the recording of timberland inventory cost and depletion. We employ a forestry technical services group at each of our timberland management locations. Merchantable standing timber inventory is estimated annually, using industry-standard computer software. The inventory calculation takes into account growth, in-growth (annual transfer of oldest pre-merchantable age class into merchantable inventory), timberland sales and the annual harvest specific to each business unit. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors. Effective January 1, 2007, Rayonier’s Western timber business unit decreased the age at which it moves timber into its merchantable timber pool from 41 to 35 years. This change added 338 million board feet (36 percent) of timber to the merchantable pool and increased 2007 depletion expense by $0.4 million.

An annual depletion rate is established at each business unit for its particular regions by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our results, in particular, timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A three percent company-wide change in estimated standing merchantable inventory would cause 2007 depletion expense to change by approximately $2.4 million.

During the fourth quarter of 2006, Rayonier acquired approximately 228,000 acres of timberland located in six states resulting in a higher depletion rate which increased depletion expense by approximately $23.7 million and $0.4 million in 2007 and 2006, respectively.

Depreciation and impairment of long-lived assets

Depreciation expense is computed using the units-of-production method for the Performance Fibers plant and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. We believe that these depreciation methods are the most appropriate under the circumstances as they most closely match revenues with expenses versus other generally accepted accounting methods. Long-lived assets are periodically reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Cash flows used in such impairment analyses are based on budgeted projections, which take into account recent sales and cost data as well as macroeconomic drivers including customer demand, industry capacity and foreign exchange rates. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition and other causes.

Environmental costs associated with dispositions and discontinued operations

At December 31, 2007, we had $114 million of accrued liabilities for environmental costs relating to past dispositions and discontinued operations, which are expected to be spent over the next 20 years. See Note 15 – Liabilities for Dispositions and Discontinued Operations for additional information. Various assumptions are used in estimating the obligations at a given point in time, especially due to their long-term nature. Typically, these cost estimates do not vary significantly on a quarter to quarter basis. Factors affecting these estimates include, but are not limited to, significant changes in contamination, discharge or treatment volumes, requirements to perform additional or different remediation, changes in environmental remediation technology, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection and the outcome of negotiations with governmental agencies. We periodically review our environmental liabilities and also engage third-party consultants to assess the extent of additional work required due to the above and other factors affecting the remediation of contaminated sites. A material change in any of the estimates could have a favorable or unfavorable effect on the results of our operations. The most recent material change in estimate occurred in 2006, when liabilities decreased by $8 million primarily due to revised estimates of remediation costs required at certain Southern Wood Piedmont sites.

Expenditures for environmental costs at these sites totaled $9 million in 2007. Annual expenditures in 2008, 2009 and 2010 are expected to be approximately $10 million, $10 million and $13 million, respectively.

Determining the adequacy of pension assets and liabilities

We have four qualified benefit plans which cover substantially our entire U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to participants in the qualified plans. Pension and postretirement expense for all plans was $14.3 million in 2007. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of these assumptions, we exercise some degree of judgment when selecting these assumptions. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.

In determining pension expense in 2007, an $18.4 million return on investments was assumed based on an expected long-term rate of return of 8.5 percent. This long-term return assumption was established based on historical long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return of 10.6 percent from 1994 (the date of our spin-off from ITT Corporation) through 2007. The actual return for 2007 was $17.9 million or 7.5 percent. We periodically review this assumption for reasonableness and have determined that the 2008 long-term rate of return assumption should remain at 8.5 percent. At December 31, 2007, our asset mix consisted of 70 percent equities, 27 percent bonds and 3 percent real estate. We do not expect this mix to change materially in the near future.

The Company’s pension plans were underfunded by $9.6 million at December 31, 2007, a $3.8 million improvement to the December 31, 2006 position due to the discretionary contributions we made of $20 million during 2007. There were no minimum funding requirements for the 2007 plan year. In 2006 and 2005, discretionary contributions of $12.6 million and $27.5 million, respectively, were made. While there are no required contributions for 2008, we expect to contribute approximately $12 million. Future requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates, requirements under the recently enacted Pension Protection Act, and other employee related matters.

In determining future pension obligations, we use a discount rate developed by models which incorporate high quality (AAA and AA rated), long-term corporate bond rates. The discount rate at December 31, 2007 of 6.0 percent remained unchanged from 2006.

We expect 2008 pension expense to decrease to $8 million from $9 million in 2007 primarily due to the discretionary contributions we made. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. The sensitivity of pension expense and obligations to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Pension Expense	Projected Benefit Obligation
25 bp decrease in discount rate	+1.1 million	+9.5 million
25 bp increase in discount rate	-0.8 million	-7.8 million
25 bp decrease in long-term return on assets	+0.6 million
25 bp increase in long-term return on assets	-0.6 million

Income Taxes

Deferred income taxes are provided using the asset and liability method under the provisions of SFAS 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. U.S. income taxes have not been provided on foreign earnings that the Company intends to permanently reinvest overseas.

Our income tax provision and deferred tax balances changed materially upon the conversion to REIT status. As a REIT, certain operations are generally not subject to taxation. As a result, our effective tax rate and the amount of taxes paid during various fiscal periods can vary greatly. Also, our projection of estimated tax for the year and our provision for quarterly taxes, in accordance with SFAS 109, may have greater variability than in the past. Similarly, the opportunity to realize certain deferred tax assets, or to estimate deferred tax liabilities, may be more subjective than in the past.

We have recorded certain deferred tax assets that we believe will be realized in future periods. These assets are reviewed periodically in order to assess their realizability. This review requires us to make assumptions and estimates about future profitability affecting the realization of these tax benefits. If the review indicates that it is more likely than not that a deferred tax asset would not be realized, a valuation allowance is made.

In the first quarter of 2007, we adopted FIN 48. It provided guidance on derecognition, classification and interest and penalties. The adoption did not result in an adjustment to our January 1, 2007 balance of retained earnings. In accordance with FIN 48, the Company only recognizes income tax benefits for tax positions that are more likely than not of being sustained upon examination based on the technical merits of the position. The amount of income tax benefit recognized is determined as the largest amount of benefit that has more than a 50 percent likelihood of being realized upon ultimate settlement.

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

Revenue from the sale of timber is recorded when title passes to the buyer. Timber sales in the Eastern and Western regions are primarily made on a pay-as-cut basis. These contracts generally require a minimum 15 percent initial payment and title and risk of loss are transferred when the timber is cut.

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

Revenue from domestic sales of Performance Fibers products is recorded when title passes which, depending on the contract, is either at time of shipment or when the customer receives goods. Foreign sales of Performance Fibers products are recorded when the customer or agent receives the goods and title passes.

Summary of our results of operations for the three years ended December 31, 2007

	Year Ended December 31,
Financial Information (in millions)	2007	2006	2005
Sales
Timber	$222	$207	$208
Real Estate
Development	37	72	42
Rural	74	37	42
Other	5	3	2

Total Real Estate Sales	116	112	86
Performance Fibers
Cellulose Specialties	539	500	449
Absorbent Materials	183	172	179

Total Performance Fibers	722	672	628
Wood Products	88	111	137
Other Operations	77	128	123
Intersegment Eliminations	—	—	(1)

Total Sales	$1,225	$1,230	$1,181

Operating Income (Loss)
Timber*	$60	$90	$87
Real Estate	93	89	64
Performance Fibers**	141	80	45
Wood Products	(8)	(3)	16
Other Operations	(3)	1	1
Corporate and Other Expenses/Eliminations	(36)	(35)	(38)

Operating Income Before Gain on Sale of Timber Assets	247	222	175
Gain on Sale of Timber Assets	—	8	37

Total Operating Income	247	230	212
Interest Expense	(56)	(49)	(47)
Interest/Other Income	7	9	18
Income Tax (Expense)/Benefit	(24)	(19)	20

Income from Continuing Operations	$174	$171	$203
Income (Loss) from Discontinued Operations, net of tax	—	5	(25)

Net Income	$174	$176	$178

*	Includes a $10.9 million charge in 2007 for wildfires on timberlands in southeast Georgia and northeast Florida.
**	2006 and 2005 results were restated to reflect the adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. (See Note 2—Summary of Significant Accounting Policies.)

Results of Operations, 2007 versus 2006

Timber

In 2007, timber sales increased $15 million, or seven percent, from the prior year.

In the Eastern region, volumes improved primarily due to strong demand for pulpwood. Average prices declined from the prior year due to the higher mix of lower-value pulpwood and sales of salvage timber from the forest fires in southeast Georgia and northeast Florida. Sawlog prices were also lower due to the downturn in the housing market.

In the Western region, prices and volumes declined by two percent and seven percent, respectively, from 2006 due to the weak housing market.

		Changes Attributable to:
Sales (in millions)	2006	Price	Volume/ Mix	2007
Total Sales	$207	$(17)	$32	$222

Operating income decreased from the prior year due to increased sales of lower margin pulpwood, higher depletion costs, reduced sawlog demand and a $10.9 million fire loss charge.

		Changes Attributable to:
Operating Income (in millions)	2006	Price	Volume/ Mix	Costs/ Other*	2007
Total Operating Income	$90	$(17)	$12	$(25)	$60

*	Includes a $10.9 million charge for wildfires on timberlands in southeast Georgia and northeast Florida.

Real Estate

Our HBU real estate holdings are primarily in the southeastern U.S. We segregate these real estate holdings into two groups: development and rural properties. Development properties are predominantly located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL, while the rural properties essentially include the balance of our ownership in the South. Our real estate holdings in the Northwest comprise the Other category.

In 2007, real estate sales and operating income each improved by $4 million from 2006 primarily due to increased rural land prices driven by our third quarter sale of approximately 3,100 rural acres in west central Florida at $15,000 per acre. Sales of development properties were lower compared to 2006 due to the weakened housing market; however, in line with our strategy, we successfully entitled 3,300 acres along the I-95 corridor near Savannah, GA.

		Changes Attributable to:
Sales (in millions)	2006	Price	Volume	2007
Development	$72	$4	$(39)	$37
Rural	37	47	(10)	74
Other	3	1	1	5

Total Sales	$112	$52	$(48)	$116

		Changes Attributable to:
Operating Income (in millions)	2006	Price	Volume	2007
Total Operating Income	$89	$52	$(48)	$93

Performance Fibers

In 2007, sales increased $50 million from the prior year largely due to higher prices resulting from strong market demand. For cellulose specialties, average prices rose $101 per ton, or approximately 10 percent, which more than offset the decline in volume resulting from the timing of customer shipments and unplanned mill outages that occurred at our Jesup and Fernandina mills late in the year.

Average prices for absorbent materials increased $71 per ton, or 12 percent, from the prior year, which more than offset lower volume due to increased scheduled maintenance downtime and the unplanned mill outages.

		Changes Attributable to:
Sales (in millions)	2006	Price	Volume/ Mix	2007
Cellulose Specialties	$500	$47	$(8)	$539
Absorbent Materials	172	18	(7)	183

Total Sales	$672	$65	$(15)	$722

Operating income in 2007 improved by $61 million, or 76 percent, from 2006 primarily due to price increases. Costs were higher in 2007 as we realized a $5 million favorable property tax settlement in 2006.

		Changes Attributable to:
Operating Income (in millions)	2006	Price	Volume	Mix/Costs	2007
Total Operating Income	$80	$65	$(2)	$(2)	$141

Wood Products

Lumber prices and volume declined 16 percent and 6 percent, respectively, from the prior year as a result of reduced demand in the housing market.

		Changes Attributable to:
Sales (in millions)	2006	Price	Volume	2007
Total Sales	$111	$(16)	$(7)	$88

Operating loss increased from 2006 as a result of lower selling prices partly offset by reduced costs. Costs were down from the prior year as log prices declined in response to the weak housing market.

		Changes Attributable to:
Operating Loss (in millions)	2006	Price	Costs	2007
Total Operating Loss	$(3)	$(16)	$11	$(8)

Other Operations

Sales decreased in 2007 reflecting the impact of the closure of our International Wood Products trading business in the northwest U.S., while operating income was down slightly due to the absence of coal royalties.

Corporate and Other Expenses/Eliminations

Corporate and Other Expenses increased $1 million in 2007 primarily due to increased legal fees and incentive compensation expense, partly offset by reduced strategic business development expenses.

Interest and Other Income/Expense

In comparison to the prior year, interest expense increased $7 million primarily due to higher debt levels resulting from a $300 million debt issuance in the fourth quarter and interest accrued related to uncertain tax positions, partly offset by reduced rates.

The $2 million decline in interest and other income in 2007 largely resulted from reduced average cash balances for the year versus 2006.

Income Tax (Expense)/Benefit

Our 2007 effective tax rate before discrete items was 13.5 percent compared to 16.3 percent in 2006. The decrease was primarily due to higher REIT income. Including discrete items, the effective tax rate was 12.0 percent compared to 10.0 percent in 2006.

See Note 9 — Income Taxes for additional information regarding the provision for income taxes.

Outlook

Even with the soft housing market negatively affecting timber prices and volumes, we expect full year 2008 earnings to be only slightly below 2007. Our focus in 2008 will be to upgrade our timber portfolio by selling non-strategic timberlands and pursuing acquisitions that meet our investment criteria. In Real Estate, we will continue to pursue entitlements on development lands that drive long-term shareholder value. We anticipate that interest in our rural properties will continue to be high among buyers with industrial, conservation or recreational land uses. We expect even better results from our Performance Fibers business in 2008, and we will increase capital investment to improve reliability and operational excellence.

Results of Operations, 2006 versus 2005

Timber

In the Western U.S., 2006 timber sales improved as prices and volume increased four percent over 2005 due to a strong housing market early in the year and reduced log supply from Canada.

In the Eastern U.S., prices were three percent above 2005 as strong sawlog demand earlier in 2006 more than offset weakening prices later in the year. Volumes declined slightly as a result of weakening timber demand for lumber products.

In New Zealand, sales declined from the prior year primarily due to the 2005 fourth quarter sale of our timberlands to a JV in which we hold a 40 percent interest. Our equity in the earnings of the joint venture is included in timber operations.

		Changes Attributable to:
Sales (in millions)	2005	Price	Volume/ Mix	Other*	2006
Total Sales	$208	$7	$3	$(11)	$207

*	Includes the impact of New Zealand’s 2005 sales.

Operating income increased from the prior year due to strong prices in the Western and Eastern U.S. and higher sales volumes in the Western U.S. more than offsetting lower earnings from New Zealand.

		Changes Attributable to:
Operating Income (in millions)	2005	Price	Volume/ Mix	Costs/ Other*	2006
Total Operating Income	$87	$7	$(1)	$(3)	$90

*

Includes the joint venture results. In the fourth quarter of 2006, we acquired 228,000 acres of timberland for $272 million, which had minimal impact on 2006 Timber segment results. See Note 3 — Segment and Geographical Information for additional information.

Real Estate

In 2006, real estate sales and operating income increased from 2005 as higher development sales offset lower rural sales. In the fourth quarter of 2006, we closed on two “participation” transactions totaling $33 million. For the first transaction, we received $10 million in cash at closing and have the option to receive $17.5 million when the property is entitled, or at that time, to convert the balance ($17.5 million) to a participation arrangement where we would receive a percentage of gross revenue from the sales of home lots. The second transaction was for $28.3 million of which $22.6 million was received at closing and the remaining $5.7 million will be earned when the purchaser builds and sells homes to third parties. For both transactions, the cash received at closing was in excess of the minimum down payment requirement of 25 percent under SFAS No. 66, Accounting for Real Estate Sales, therefore the revenue recorded was based upon the proceeds received. Our entire cost basis in the real estate sold and the related closing costs were expensed at closing.

		Changes Attributable to:
Sales (in millions)	2005	Price	Volume/ Mix	2006
Development	$42	$7	$23	$72
Rural	42	8	(13)	37
Other	2	—	1	3

Total Sales	$86	$15	$11	$112

		Changes Attributable to:
Operating Income (in millions)	2005	Price	Volume/ Mix	2006
Total Operating Income	$64	$15	$10	$89

Performance Fibers

In 2006, cellulose specialty sales improved by $51 million, or 11 percent, due to increased price and volume. Market demand for cellulose specialties resulted in an average price increase of $99 per ton, or 10 percent. This price increase included a fuel oil surcharge on all acetate and other cellulose specialty volume allowable by contract, totaling $14 million.

Sales of absorbent materials decreased $7 million primarily due to the fourth quarter 2005 disposition of our Engineered Absorbent Materials (EAM) facility which contributed $14 million in sales for 2005. EAM’s impact on sales was partly offset by a $3 million increase in by-product sales.

		Changes Attributable to:
Sales (in millions)	2005	Price	Volume/ Mix	Other*	2006
Cellulose Specialties	$449	$47	$4	$—	$500
Absorbent Materials	179	2	2	(11)	172

Total Sales	$628	$49	$6	$(11)	$672

* Includes the impact of EAM’s 2005 sales.

Operating income in 2006 improved by $35 million, or 78 percent, from 2005. Cellulose specialties’ price and volume increases and the reversal of prior year accruals after a favorable property tax settlement ($5 million) more than offset increased costs of raw materials, energy, labor and maintenance.

Operating Income (in millions)		Changes Attributable to:
	2005	Price	Volume/ Mix	Costs	Other*	2006
Total Operating Income	$45	$49	$1	$(22)	$7	$80

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

Sales (in millions)		Changes Attributable to:
	2005	Price	Volume	2006
Total Sales	$137	$(25)	$(1)	$111

Operating income decreased from the prior year primarily as a result of lower selling prices.

Operating Income/(Loss) (in millions)		Changes Attributable to:
	2005	Price	Volume/Mix	Costs	2006
Total Operating Income/(Loss)	$16	$(25)	$1	$5	$(3)

Other Operations

Sales increased in 2006 as a result of higher royalty income from coal extractions while operating income was consistent with the prior year. Effective November 2006, TransAlta, the third-party mining operator, announced that they were ceasing their operations in Lewis County, Washington.

Corporate and Other Expenses/Eliminations

Corporate and Other Expense declined $3 million in 2006 from the prior year primarily due to reduced business development expense.

Gain on Sale of Timber Assets

The gains on sale of New Zealand assets contributed $37 million in 2005 (timberland sale to a joint venture) and $8 million in 2006 (partial sale of investment in the joint venture). See Note 5—Joint Venture Investment for details of the transactions.

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

Income Tax (Expense)/Benefit

The 2006 effective tax rate before discrete items was 16.3 percent compared to 12.1 percent in 2005. The increase was primarily due to lower tax benefits from foreign operations, partly offset by higher REIT income. The 2005 rate included a $6.5 million tax benefit from the sale of New Zealand timber assets. Including discrete items, the 2006 effective tax rate was 10.0 percent compared to a benefit of 11.0 percent in 2005.

See Note 9 – Income Taxes for additional information regarding the provision for income taxes.

Liquidity and Capital Resources

Cash Flow

Historically, our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings help fund cyclicality and seasonality in working capital needs. Long-term debt has historically been used to fund major acquisitions.

Results, 2007 versus 2006

In 2007, cash provided by operating activities from continuing operations of $324 million increased $17 million from 2006. The increase was a result of higher cash earnings partly offset by greater working capital requirements and an increase in discretionary pension contributions. The increase in working capital resulted primarily from the timing of interest payments, reductions in accounts payable and an increase in inventory, partly offset by a decrease in accounts receivable and lower tax payments.

Cash used for investing activities of $126 million was $259 million below 2006 mainly resulting from a reduction in timberland acquisitions ($278 million in 2006). (See Note 6—Timberland Acquisitions.) Last year also included $22 million of proceeds from the sell down of our interest in the New Zealand joint venture. Capital expenditures of $97 million in 2007 were below 2006 expenditures of $105 million which included a significant amount for a power boiler at our Fernandina mill.

Cash used for financing activities was $58 million and $30 million in 2007 and 2006, respectively. The increase was mainly due to debt issuance costs, the net cost of the hedge and warrants associated with the exchangeable notes and an increase in dividends of $7 million. Debt increased $89 million from 2006 mainly due to the issuance of $300 million of Senior Exchangeable Notes, offset by the repayment of a $113 million note maturing in December 2007 and other debt repayments. (See Note 12 – Debt.)

Our debt-to-capital ratio of 43 percent increased slightly from 42 percent at prior year end as a result of higher debt as discussed above. Our percentage of debt with fixed interest rates was 84 percent as of December 31, 2007 versus 62 percent as of December 31, 2006. As of December 31, 2007, cash and cash equivalents were $181 million, a $141 million increase from the prior year. The cash equivalents consist of marketable securities with maturities at the date of acquisition of 90 days or less.

Results, 2006 versus 2005

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

Cash used for investing activities from continuing operations of $385 million for 2006 was $361 million above 2005. This was primarily due to two major timberland acquisitions ($272 million), the purchase of real estate previously leased ($21 million) and higher capital spending on energy savings projects, partly offset by $22 million of proceeds from the sale of a portion of our New Zealand joint venture interest.

Financing cash flows for 2006 were $30 million, $186 million below 2005. This was primarily due to the increase in long-term debt of $100 million used to finance a portion of the 2006 timberland acquisitions versus debt repayments of $99 million in 2005, and a $15 million increase in dividends paid which reflects a 10 percent increase in the annual dividend paid per share.

In 2006, our debt-to-capital ratio of 42 percent increased from 39 percent at year end as a result of higher debt as discussed above and the adjustments to accumulated other comprehensive income/(loss) as a result of adopting Statement of Financial Accounting Standard (SFAS) No. 158. Our percentage of debt with fixed interest rates was 62 percent as of December 31, 2006 and 73 percent as of December 31, 2005. As of December 31, 2006, cash and cash equivalents were $40 million, a $106 million decrease from the prior year. The cash equivalents consist of marketable securities with maturities at the date of acquisition of 90 days or less.

Expected 2008 Expenditures

Capital expenditures in 2008 are forecasted to be between $105 million and $110 million, which we expect to fund through cash from operations. Our 2008 dividend payments are expected to increase from $151 million to $157 million assuming no change in the quarterly dividend rate of $0.50 per common share. Cash payments for income taxes in 2008 are anticipated to be between $17 million and $22 million. No significant debt reduction is expected in 2008. We made discretionary pension contributions of $20 million and $12 million in 2007 and 2006 respectively, and anticipate making pension contributions of approximately $12 million in 2008. Expenditures for environmental costs related to our dispositions and discontinued operations are expected to be $10 million. See Environmental Regulation for further information.

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

EBITDA is a non-GAAP measure of operating cash generating capacity. In 2007, EBITDA was $412 million, a $46 million increase over 2006 primarily due to higher operating results in our Performance Fibers segment. In 2006, EBITDA was $366 million, a $4 million decrease from 2005 primarily due to the gain on sale of our New Zealand timber assets in 2005 partly offset by higher operating results in our Real Estate and Performance Fibers segments in 2006. EBITDA was $369 million in 2005, an increase of $51 million over 2004, primarily due to higher operating results in all of our core product lines and a $37 million gain from the sale of our New Zealand timberlands.

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the five-year period ended December 31, 2007 (in millions of dollars):

	2007	2006	2005	2004	2003
Cash provided by operating activities	$324.0	$306.9	$254.1	$292.3	$201.3
Gain on sale of New Zealand timber assets	—	7.8	36.9	—	—
Non-cash cost basis of real estate sold	(8.6)	(12.4)	(11.8)	(11.0)	(5.9)
Income tax expense (benefit)	23.8	19.1	(20.1)	(33.6)	6.1
Interest, net	48.6	39.1	38.8	44.1	46.0
Other balance sheet changes	23.9	5.0	71.5	26.8	11.1

EBITDA	$411.7	$365.5	$369.4	$318.6	$258.6

A non-cash expense critical to the economics of both our Timber and Real Estate core businesses is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the five years ended December 31, 2007 totaled $420 million, $378 million, $381 million, $330 million and $265 million, respectively.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchasing common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing like-kind exchange tax benefits). We define Cash Available for Distribution (CAD) as Cash Provided by Operating Activities less capital spending, the tax benefits associated with strategic acquisitions, the change in committed cash, the proceeds from matured energy forward contracts and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with the Securities and Exchange Commission requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which result in the measure entitled “Adjusted CAD.”

Adjusted CAD was $78 million in 2007, a $97 million decrease from 2006 primarily due to $163 million in mandatory debt repayments (refinanced with lower cost debt) partially offset by higher cash earnings generated from operating activities, lower capital spending and a decrease in committed cash. Adjusted CAD was $175 million in 2006, an increase of $18 million from 2005 primarily due to stronger operating earnings partly offset by higher capital spending and an increase in our committed cash as of December 31, 2006. In 2005, Adjusted CAD of $157 million was $25 million above the prior year primarily due to lower mandatory debt repayments and LKE tax benefits, partly offset by lower operating cash flows. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five-year period ended December 31, 2007 (in millions):

	2007	2006	2005	2004	2003
Cash provided by operating activities	$324.0	$306.9	$254.1	$292.3	$201.3
Capital spending, net	(97.0)	(105.5)	(85.3)	(87.7)	(84.4)
Purchase of assets previously leased	—	—	—	—	(5.4)
LKE tax benefits on third party real estate sales*	(3.9)	(4.8)	(3.2)	(11.3)	—
Change in committed cash	16.9 **	(19.1)	1.8	(3.5)	0.4
Proceeds from matured energy forward contracts	—	—	3.9	—	—
Other	0.8	0.3	(10.8)	(4.4)	(4.8)

CAD	240.8	177.8	160.5	185.4	107.1
Mandatory debt repayments	(162.9)	(3.3)	(3.6)	(53.6)	(3.5)

Adjusted CAD	$77.9	$174.5	$156.9	$131.8	$103.6

*	Represents income taxes that would have been paid had the Company not completed the third-party LKE transactions.
**	Primarily 2006 interest paid in 2007 and previously reflected as a reduction in 2006 CAD.

Liquidity Facilities

In October 2007, TRS issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc., and are non-callable. The $300 million in principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier Inc. The initial exchange rate is 18.24 shares per $1,000 principal based on an exchange price equal to 122 percent of the stock’s closing price of $44.93 on October 10, 2007, or $54.81 per share. In separate transactions, TRS and Rayonier, Inc., respectively, purchased an exchangeable note hedge and sold warrants which had the effect of increasing the conversion premium from 22 percent to 40 percent, or $62.90 per share. (See Note 12 – Debt for additional information)

We have a $250 million unsecured revolving credit facility with an accordion feature which allows additional borrowing above $250 million, in $25 million increments, up to an aggregate $100 million, provided no default exists. The facility expires in August 2011. At December 31, 2007, the available borrowing capacity was $188 million (excluding the accordion feature).

In connection with the Company’s installment notes and the $250 million revolving credit facility, covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. The Company’s dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (Covenant FFO) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation, amortization and the non-cash cost basis of real estate sold. Under a covenant relating to the $328 million of installment notes, RFR may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At December 31, 2007, the Company is in compliance with all material covenants.

The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2007, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at December 31, 2007	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	7.60 to 1	5.10
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.75 to 1	2.25
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	4.18 to 1	1.68
Dividends paid should not exceed 90 percent of Covenant FFO	90%	42%	48%

In addition to the financial covenants listed above, the installment notes, Senior Exchangeable Notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During the fourth quarter of 2007, excess proceeds of approximately $84 million were offered to the note holders. The noteholders accepted $56 million and the amount of excess proceeds was reset to zero. As of December 31, 2007 and 2006, the amount of excess proceeds was $0 and $10 million, respectively.

In 2007, Standard & Poor’s Ratings Services reaffirmed its corporate debt rating of our long-term debt to a ‘BBB’ investment grade rating with a ‘Stable’ outlook while Moody’s Investors Service affirmed our ‘Baa3’ investment grade rating with a ‘Stable’ outlook.

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

The following table aggregates our contractual financial obligations as of December 31, 2007 and anticipated cash spending by period:

	Total	Payments Due by Period
Contractual Financial Obligations (000’s)		2008	2009-2010	2011-2012	Thereafter
Current maturities of long-term debt (1)	$78,885	$78,885	$—	$—	$—
Long-term debt	670,959	—	123,302	417,617	130,040
Interest payments on long-term debt (2)	169,614	32,870	71,581	41,576	23,587
Operating leases—timberland (3)	104,968	7,025	13,186	12,870	71,887
FIN 48 liabilities (4)	9,555	9,101	454	—	—
Operating leases—PP&E, offices	10,688	2,936	4,282	1,329	2,141
Postretirement obligations (5)	34,893	3,350	6,730	7,053	17,760
Purchase obligations	391	160	166	65	—
Other long-term liabilities	1,420	237	473	473	237

Total contractual cash obligations	$1,081,373	$134,564	$220,174	$480,983	$245,652

(1)

Includes $23.3 million of debt due in 2008, but not included in current maturities in the Consolidated Balance Sheet as the Company intends and has the ability to refinance with its revolving credit facility.

(2)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2007.
(3)	The majority of timberland leases are subject to escalation clauses based on either the Consumer Price Index or the Producer Price Index.
(4)	A reasonable estimate for the time period of cash settlement could not be determined for $1.5 million of FIN 48 liabilities. These amounts were excluded from the table.
(5)	The amounts for postretirement obligations represent an estimate of our projected payments. (See Note 20 – Employee Benefit Plans for more information.)

In November 2007, the Company and the Environmental Protection Division of the Georgia Department of Natural Resources (EPD) reached agreement, subject to public comment, on a consent decree that would resolve certain issues relating to the color of the Jesup mill’s permitted effluent discharged to the Altamaha River. These projects will be completed over a seven year period pursuant to a time frame set forth in the consent decree, and the costs related to the capital projects are expected to be approximately $75 million. As the agreement is not finalized, these expenditures were not included in the above table. See Note 16 – Contingencies for further discussion.

We utilize off-balance sheet arrangements to provide credit support for certain suppliers/vendors and customers in case of their default on critical obligations, and collateral for certain self-insurance programs that we maintain. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered to be a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts.

The following table aggregates our financial commitments as of December 31, 2007:

Financial Commitments (000’s)	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$72,778	$62,559
Guarantees (2)	6,440	73
Surety bonds (3)	9,500	1,609

Total financial commitments	$88,718	$64,241

(1)

Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2008 and are renewed as required.

(2)

In conjunction with the sale of timberlands to the New Zealand joint venture in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaults on the bond, the Company would then have to perform. As of December 31, 2007, three annual payments, of $1.3 million each, remain. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At December 31, 2007, the Company has recorded a deminimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in the states of Washington and Georgia. These surety bonds expire at various dates during 2008 and are renewed as required.

In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7,000,000 common shares for the acquisition of other businesses, assets or properties. As of December 31, 2007, no common shares have been offered or issued under the Form S-4 shelf registration. In September 2003, we completed a Form S-3 shelf registration statement to offer $500 million of new public debt and/or equity securities. On December 19, 2003, 6.4 million common shares were issued under the Form S-3 shelf registration as part of a special stock dividend paid in conjunction with our conversion to a REIT. The fair market value of the shares at the day of issuance was $253 million, leaving $247 million available under the $500 million shelf registration at December 31, 2007.

New Accounting Standards

See Note 2 — Summary of Significant Accounting Policies for our discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.

Environmental Regulation

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA and similar state laws and regulations. Management closely monitors its environmental responsibilities, and believes that the Company is in substantial compliance with current environmental requirements. In addition to ongoing compliance with laws and regulations, the Company’s facilities operate in accordance with various permits, which are issued by state and federal environmental agencies. Many of these permits impose operating conditions on the Company which require significant expenditures to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions in response to new environmental laws and regulations, or more stringent interpretations of existing laws and regulations. During 2007, 2006 and 2005, we spent approximately $11 million, $5 million and $6 million, respectively, for capital projects related to environmental compliance for ongoing operations. During 2008 and 2009, our capital spending related to environmental compliance for continuing operations is expected to be approximately $16 million and $10 million per year, respectively. Over the next five years, we expect environmental capital spending to total between $70 million and $75 million. The expected increase in environmental spending is due to manufacturing process and pollution control systems to comply with the requirements of new or renewed air emission and water discharge permits and other required improvements for our Performance Fibers mills.

Notwithstanding Rayonier’s current compliance status, many of its operations are subject to constantly evolving environmental requirements which are often the result of legislation, regulation and negotiation. As such, contingencies in this area include, without limitation:

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

•

In our forestry operations, federal, state and local laws and regulations intended to protect threatened and endangered animal and plant species and their habitat, as well as wetlands and waterways, limit, and in some cases may prevent timber harvesting, road construction and other activities on private lands. For example, Washington, where the Company holds approximately 370,000 acres of timberlands, has among the most stringent forestry laws and regulations in the country.

•

Environmental requirements relating to real estate development, and especially in respect of wetland delineation and mitigation, storm water management, drainage, waste disposal, and potable water supply and protection, may significantly impact the size, scope, timing and financial returns of our projects. Moreover, multiple permits are often required for a project, and may involve a lengthy application process.

•

Our discontinued operations with historical environmental contamination are subject to a number of federal, state and local laws. As these requirements change over time, they may mandate more stringent levels of soil and groundwater investigation, remediation and monitoring. While we believe that our current estimates are adequate, future changes to these legal requirements could adversely affect the cost and timing of our activities on these sites.

•

Over time, the complexity and stringency of environmental laws and regulations have increased significantly, and the cost of compliance with these laws and regulations has also increased. In general, management believes these trends will continue.

It is the opinion of management that substantial expenditures will be required over the next ten years in the area of environmental compliance. See Note 15 – Liabilities for Dispositions and Discontinued Operations for additional information regarding the Company’s environmental liabilities.

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

Cyclical pricing of commodity market paper pulp is one of the factors that influences Performance Fibers’ prices, particularly in the absorbent materials product line. However, since we are a non-integrated producer of specialized performance fibers for non-papermaking end uses, our high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices with pricing adjustments that are less severe. This risk is mitigated somewhat by the terms of our cellulose specialty contracts which are effective into 2011 and represent nearly all of our high-value cellulose specialties production.

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At December 31, 2007, we did not hold any swap agreements.

The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk; however, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2007, was $682 million compared to $633 million in carrying value. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2007, would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $30.5 million.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers’ margins resulting from an increase or decrease in these energy costs. We do not enter into commodity forwards for trading or speculative purposes. At December 31, 2007, there were no outstanding fuel oil or natural gas contracts.

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2007.

With regard to the Company’s internal control over financial reporting as defined in paragraph (f) of SEC Rules 13a-15(f) and 15d-15(f), see Management’s Report on Internal Control over Financial Reporting at page F-1, followed by the Reports of Independent Registered Public Accounting Firm.

In the quarter ended December 31, 2007, based upon the evaluation required by paragraph (d) of SEC Rules 13a-15 and 15d-15, there were no changes in our internal controls over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

I tem 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

On June 18, 2007, we filed with the New York Stock Exchange (NYSE) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance Standards as required by Section 303A-12(a). In addition, we have filed, as exhibits to the annual report on Form 10-K for the year ended December 31, 2007, the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

I tem 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference from the section entitled “Executive Compensation” in the Proxy Statement.

I tem 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference from the section entitled “Share Ownership” in the Proxy Statement.

I tem 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference from the section entitled “Election of Directors” and “Corporate Governance” in the Proxy Statement.

I tem 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference from the section entitled “Report of the Audit Committee” in the Proxy Statement.

P ART IV

I tem 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this report:

(1)	See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.

(2)

See Schedule II – Valuation and Qualifying Accounts. All other financial statement schedules have been omitted because they are not applicable, the required matter is not present or the required information has otherwise been supplied in the financial statements or the notes thereto.

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

Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the framework included in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2007, is on page F-2.

Lee. M. Thomas

Chairman, President and Chief Executive Officer

February 27, 2008

Hans E. Vanden Noort

Senior Vice President and Chief Financial Officer

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited the internal control over financial reporting of Rayonier Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company changed its method of accounting for planned major maintenance costs to conform to FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, and retrospectively adjusted the 2006 and 2005 consolidated financial statements for the change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 27, 2008

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31,

(Thousands of dollars, except per share data)

	2007	2006	2005
SALES	$1,224,654	$1,229,807	$1,180,708

Costs and Expenses
Cost of sales (2007 includes a $10.9 million fire loss)	922,148	952,662	950,612
Selling and general expenses	66,941	63,445	64,403
Other operating (income) expense, net	(10,516)	(8,818)	(10,401)

	978,573	1,007,289	1,004,614
Equity in income (loss) of New Zealand joint venture	514	(610)	(1,411)

OPERATING INCOME BEFORE GAIN ON SALE OF NEW ZEALAND TIMBER ASSETS	246,595	221,908	174,683
Gain on sale of New Zealand timber assets	—	7,769	36,968

OPERATING INCOME	246,595	229,677	211,651
Interest expense	(56,329)	(48,905)	(46,960)
Interest and miscellaneous income, net	7,762	9,447	17,647

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	198,028	190,219	182,338
Income tax (provision) benefit	(23,759)	(19,085)	20,139

INCOME FROM CONTINUING OPERATIONS	174,269	171,134	202,477

DISCONTINUED OPERATIONS, NET (Notes 7 and 15)
Income (loss) on discontinued operations, net of income tax benefit (expense) of ($3,201) and $10,459	—	5,335	(24,956)

NET INCOME	174,269	176,469	177,521

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on hedged transactions, net of income tax benefit of $230	—	—	(410)
Foreign currency translation adjustment	7,005	3,226	(9,705)
Minimum pension liability adjustment, net of income tax expense of $3,823 and $9,345	—	13,339	16,323
Loss from and amortization of pension and postretirement plans, net of income tax benefit of $2,319	(3,997)	—	—

COMPREHENSIVE INCOME	$177,277	$193,034	$183,729

EARNINGS (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$2.25	$2.24	$2.68
Discontinued Operations	—	0.07	(0.33)

Net Income	$2.25	$2.31	$2.35

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$2.21	$2.19	$2.61
Discontinued Operations	—	0.07	(0.32)

Net Income	$2.21	$2.26	$2.29

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Thousands of dollars)

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$181,081	$40,171
Accounts receivable, less allowance for doubtful accounts of $677 and $560	81,068	100,309
Inventory	84,291	75,593
Other current assets	49,780	43,242
Timber assets held for sale (Note 6)	—	40,955

Total current assets	396,220	300,270

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,117,219	1,127,513
PROPERTY, PLANT AND EQUIPMENT
Land	25,282	25,291
Buildings	124,030	118,348
Machinery and equipment	1,190,852	1,221,305

Total property, plant and equipment	1,340,164	1,364,944
Less - accumulated depreciation	(994,409)	(1,011,164)

	345,755	353,780

INVESTMENT IN JOINT VENTURE	62,766	61,233
OTHER ASSETS	157,081	121,802

	$2,079,041	$1,964,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$66,224	$73,758
Bank loans and current maturities	55,585	3,550
Accrued taxes	7,179	11,194
Accrued payroll and benefits	30,065	24,879
Accrued interest	3,481	19,551
Accrued customer incentives	12,350	9,494
Other current liabilities	33,460	40,212
Current liabilities for dispositions and discontinued operations (Note 15)	10,069	10,699

Total current liabilities	218,413	193,337

LONG-TERM DEBT	694,259	655,447
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 15)	103,616	111,817
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 20)	67,217	73,303
OTHER NON-CURRENT LIABILITIES	14,439	12,716
CONTINGENCIES AND COMMITMENTS (Notes 16, 17 and 18)
SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 78,216,696 and 76,879,826 shares issued and outstanding	487,407	450,636
Retained earnings	519,328	495,988
Accumulated other comprehensive income/(loss)	(25,638)	(28,646)

	981,097	917,978

	$2,079,041	$1,964,598

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Thousands of dollars)

	2007	2006	2005
OPERATING ACTIVITIES
Net income	$174,269	$176,469	$177,521
(Income) loss from discontinued operations	—	(5,335)	24,956
Non-cash items included in income:
Depreciation, depletion and amortization	154,686	136,495	147,388
Non-cash cost of forest fire losses	10,411	—	—
Non-cash cost of real estate sold	8,612	12,362	11,845
Non-cash stock-based incentive compensation expense	13,478	12,078	11,686
Gain on sale of New Zealand timber assets	—	(7,769)	(36,968)
Deferred income tax benefit	(8,457)	(19,269)	(50,783)
Excess tax benefits on stock-based compensation	(7,907)	(4,143)	(6,178)
Other	7,120	1,772	(1,378)
Decrease (increase) in accounts receivable	19,239	(11,881)	(1,422)
(Increase) decrease in inventory	(7,370)	2,742	(9,624)
(Decrease) increase in accounts payable	(8,502)	11,349	(969)
Decrease (increase) in other current assets	1,285	(5,186)	15,686
(Decrease) increase in accrued liabilities	(10,353)	11,106	(9,287)
(Decrease) increase in other non-current liabilities	(6,257)	1,080	691
(Increase) decrease in other assets	(7,659)	4,847	(10,322)
Expenditures for dispositions and discontinued operations	(8,575)	(9,789)	(8,697)

CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	324,020	306,928	254,145

CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	—	7,762

INVESTING ACTIVITIES
Capital expenditures, net	(97,004)	(105,462)	(85,261)
Purchase of timberlands and wood chipping facilities	(22,872)	(277,778)	(23,527)
Purchase of real estate	(4,350)	(21,101)	—
Proceeds from the sale of NZ timber assets	—	21,770	186,771
Investment in NZ joint venture	—	—	(121,930)
Proceeds from the sale of other assets	—	—	13,054
(Increase) decrease in restricted cash	(8,812)	1,287	3,297
Other	7,053	(3,909)	3,853

CASH USED FOR INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(125,985)	(385,193)	(23,743)

CASH PROVIDED BY INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	—	39,600

FINANCING ACTIVITIES
Issuance of debt (Note 12)	477,000	258,000	150,000
Repayment of debt	(387,926)	(158,310)	(248,575)
Dividends paid	(150,626)	(143,883)	(129,249)
Issuance of common shares	18,891	10,771	15,121
Excess tax benefits on stock-based compensation	7,907	4,143	—
Purchase of exchangeable note hedge (Note 12)	(33,480)	—	—
Proceeds from issuance of warrant (Note 12)	20,670	—	—
Debt issuance costs	(7,057)	—	—
Payment on forward currency contract	—	—	(2,506)
Repurchase of common shares	(3,150)	(560)	(356)

CASH USED FOR FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(57,771)	(29,839)	(215,565)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	646	2,048	(89)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	140,910	(106,056)	62,110
Balance, beginning of year	40,171	146,227	84,117

Balance, end of year	$181,081	$40,171	$146,227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$71,317	$29,647	$48,502

Income taxes	$25,944	$38,956	$29,009

Non-cash investing activity:
Capital assets purchased on account	$10,084	$9,116	$13,029

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS

Rayonier is a leading international forest products company primarily engaged in activities associated with timberland management, the sale, entitlement and development of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. The Company owns, leases or manages approximately 2.5 million acres of timberland and real estate located in the United States and New Zealand. Included in this property is over 200,000 acres of high value real estate located primarily along the coastal corridor from Savannah, Georgia to Daytona Beach, Florida, which is referred to as the “coastal corridor.” The Company also owns and operates two specialty cellulose mills in the United States. The corporate strategy is to pursue strategic growth opportunities in its Timber segment, further expand its partnering and entitlement activity in the Real Estate segment, and strengthen its position as a premier worldwide supplier of high value specialty cellulose products in the Performance Fibers segment primarily through cost reduction, productivity investments, and enhancing its customer relationships. In addition, the Company manufactures lumber in three sawmills in Georgia and engages in the trading of logs and wood products.

Rayonier operates in four reportable business segments as defined by Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131): Timber, Real Estate, Performance Fibers, and Wood Products. See Note 3 — Segment and Geographical Information for additional information.

Effective January 1, 2004, the Company was restructured to qualify as a Real Estate Investment Trust (REIT). The Company is generally not required to pay federal income taxes on its U.S. timber harvest earnings and other REIT operations contingent upon meeting applicable distribution, income, asset, shareholder and other tests. However, the Company is subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2004) on taxable sales of property from the REIT during the first ten years following the election to be taxed as a REIT. The U.S. timber operations are conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (RFR). Non-REIT-qualifying and certain foreign operations, which continue to pay corporate-level tax on earnings, are held under Rayonier TRS Holdings Inc. (TRS), a wholly-owned taxable REIT subsidiary of Rayonier Inc. These operations include the Performance Fibers and Wood Products businesses as well as the Real Estate segment’s entitlement, development and sale of high value property (referred to as higher and better use, or “HBU properties”).

Timber

Rayonier owns, leases, or manages approximately 2.5 million acres of timberlands located in the U.S. and New Zealand. The Company’s Timber segment includes all activities that relate to the harvesting of timber in addition to managing timberlands and selling timber and logs to third parties. It acquired approximately 6,000 acres of timberland in 2007 and 228,000 acres in 2006.

Real Estate

Rayonier has invested in timberlands seeking to maximize its total return from a full cycle of ownership, which includes developing or selling portions of its asset base to capture the appreciated value. An increasing portion of Rayonier’s acreage has become, or is emerging as, more valuable for development, recreational or conservation purposes than for growing of timber. As a result, the Company has expanded its focus to include more value-added real estate activities such as seeking entitlements directly or in participation with other developers.

Performance Fibers

Rayonier is a manufacturer of high-performance cellulose fibers with two production facilities in Jesup, GA and Fernandina Beach, FL, which have a combined annual capacity of approximately 740,000 metric tons. These fiber products are sold throughout the world to companies that produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles, electronics and various industrial applications. Approximately 60 percent of performance fiber sales are to export customers, primarily in Europe, Asia and Latin America.

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

Wood Products

The Company operates and sells dimension lumber products through three lumber manufacturing facilities in the U.S. In 2005, Rayonier sold its medium-density fiberboard (MDF) business located in New Zealand and, as a result, presented the 2005 operating results of MDF as a discontinued operation. See Note 7 – Sale of Medium-Density Fiberboard Business (MDF) for additional information.

Other

Rayonier operates log trading businesses in the northwest U.S., New Zealand and Chile. The Company also purchases and trades lumber and wood products in Chile. In May 2007, the Company closed its wood products trading business, International Wood Products (IWP), headquartered in Portland, Oregon.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rayonier and its subsidiaries, in which it has a majority ownership or controlling interest. All intercompany balances and transactions are eliminated. For income tax purposes, the Company files two U.S. federal income tax returns, one for REIT operations and a consolidated filing for TRS operations as well as several state, local and foreign income tax returns.

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

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification and interest and penalties. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 which did not result in an adjustment to its opening balance of retained earnings. See Note 9 — Income Taxes for additional information.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements where the FASB requires or permits fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157,

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

which delayed the effective date of FASB 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS 157 in the first quarter of 2008, except for those items addressed in FSP No. 157-2, which will be adopted in the first quarter of 2009. The Company has not yet determined the effect, if any, the adoption of SFAS 157 and FSP No. 157-2 will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed. FSP AUG AIR-1 was applicable to entities in all industries for fiscal years beginning after December 15, 2006, and was retrospectively applied. The Company adopted FSP AUG AIR-1 in 2007 by electing the deferral method and retrospectively applying its provisions to prior periods. The adjustment to the Company’s opening retained earnings as of January 1, 2005 was an increase of $7.0 million. The application of the deferral method to 2006 results had an immaterial impact, while 2005 income from continuing operations and net income decreased $5.3 million, or $0.07 per diluted share, due to the significant amount of maintenance costs capitalized in 2004 and amortized in 2005. The adjustment to the 2006 Consolidated Balance Sheet was a net increase to assets of $1.7 million ($2.7 million in prepaid assets offset by $1.0 million in current deferred taxes).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 155 (SFAS 159). This statement permits entities to choose to measure selected assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, the statement will have on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement establishes how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact, if any, the statement will have on its financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement addresses changes to noncontrolling interests (more commonly known as minority interests) which is the portion of equity in a subsidiary not attributable to the parent entity. Management is currently evaluating the impact of adopting SFAS No. 160 on the Company’s financial statements. Presently, the Company does not have any non-controlling interests. Therefore, the Company currently believes that the impact of SFAS No. 160, if any, will primarily depend on the materiality of non-controlling interests arising in future transactions, including those entered into during 2008, to which the financial statement presentation and disclosure provisions of SFAS No. 160 will apply.

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

Equity Method Investments

The Company accounts for its interest in a New Zealand joint venture (JV) under the equity method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Rayonier does not have a controlling financial interest but exerts significant influence over the JV’s operating and financial policies as manager of the joint venture.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Timber

Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing of timber including real estate taxes, lease rental payments and site preparation are capitalized. Such accumulated costs attributed to merchantable timber are charged to cost of goods sold at the time the timber is harvested or the timberland is sold, based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Upon the acquisition of timberland, the Company makes a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. This determination is based on the geographic location of the new timber, the customers/markets that will be served, relative profit margins, and species mix compared to its existing timberland holdings. If the acquisition is similar, the cost of the acquired timber is combined into an existing depletion pool and a new depletion rate is calculated for the pool. This determination and depletion rate adjustment normally occurs in the quarter following the acquisition concurrently with the harvesting of the acquired timber.

Property, Plant, Equipment and Depreciation

Property, plant and equipment additions are recorded at cost, including applicable freight, taxes, interest, construction and installation costs. Pulp mill assets are depreciated using the units-of-production method. The Company depreciates its non-production Performance Fiber assets using the straight-line depreciation method including office, lab and transportation equipment over 3 to 25 years. In addition, all of the assets at the Company’s sawmills are depreciated using the straight-line method over 3 to 15 years. Buildings and land improvements are depreciated using the straight-line method over 25 to 35 years and 5 to 30 years, respectively.

Upon ordinary retirement or sale of property, accumulated depreciation is charged with the cost of the property removed and credited with the proceeds of salvage value, with no gain or loss recognized. Gains and losses with respect to any significant or unusual retirements of assets and all other assets not accounted for under the units-of-production method are included in operating income. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, requires that all derivative financial instruments such as interest rate swap agreements be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Transactions that provide for the forward purchase or sale of raw materials are not included in the financial statements until physical delivery of the product, as these transactions are done in the normal course of business and qualify for treatment under the normal purchases and sales scope exception under SFAS 133.

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

Commodity Swap Agreements

The Company periodically enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The forward contracts partially mitigate the risk of a change in Performance Fibers’ margins resulting from an increase or decrease in fuel oil and natural gas prices. The Company’s commodity agreements do not qualify for hedge accounting and are marked to market. Gains or losses resulting from the valuation are recorded in “Other operating income, net.”

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

Revenue from the sale of timber is recorded when title passes to the buyer. Timber sales in the Eastern and Western regions are primarily made on a pay-as-cut basis. These contracts generally require a minimum 15 percent initial payment and title and risk of loss are transferred when the timber is cut.

Real estate sales are recorded when title passes and when full payment or a minimum down payment of 25 percent is received and full collectibility is assured, in compliance with SFAS 66, Accounting for Sales of Real Estate. If a down payment of less than 25 percent is received at closing or if full collectibility is not reasonably assured, the Company typically records revenue based on the installment method or cost recovery method. The Company follows the same revenue recognition policy when recording intercompany real estate sales from the REIT to the TRS and eliminates these transactions on a consolidated basis.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue from domestic sales of Performance Fibers products is recorded when title passes which, depending on the contract, is either at time of shipment or when the customer receives goods. Foreign sales of Performance Fibers products are recorded when the customer or agent receives the goods and title passes.

Lumber sales are recorded when the goods are shipped and title passes.

The Company’s Other segment includes log and wood products trading sales. In the northwest U.S. and in Chile, all log trading sales are domestic and revenue is recorded when the goods are received by the customer and title passes. In New Zealand, approximately 70 percent of log trading sales are exported and revenue is recorded when the goods are shipped to the customer and title passes. New Zealand domestic sales are recorded when the goods are received by the customer and title passes.

Export wood products trading revenue is recognized when the product is shipped and title passes.

Freight and handling costs

Costs for freight and handling are reported in cost of sales.

Environmental Costs

Rayonier expenses environmental costs related to ongoing businesses resulting from current operations. Expenditures that meaningfully extend the life or increase the efficiency of operating assets are capitalized. The Company expenses environmental obligations related to dispositions or discontinued operations from which no current or future benefit is discernible and accrues its obligation to remediate and monitor environmental liabilities. These obligations are projected for a span of up to approximately 20 years and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2008 through 2027, reflects the time in which potential future costs are both estimable and probable and are reviewed annually and adjusted when necessary, based on technological, regulatory or other changes that may affect them. As new information becomes available, the Company will either accrue additional or reverse recorded liabilities. Environmental liabilities are reflected in current and non-current “Liabilities for dispositions and discontinued operations” in the Consolidated Balance Sheet.

Research and Development

Research and development efforts are directed primarily at further developing existing core products and technologies, improving the quality of cellulose fiber grades, absorbent materials and related products, improving manufacturing efficiency, reducing energy needs and developing improved environmental controls. Research activities related to timberland operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve financial returns from timberland assets. Research and development costs are expensed as incurred and aggregated $5 million for 2007 and $6 million for both 2006 and 2005. Research and development costs are included in cost of sales in the Consolidated Statements of Income.

Income Taxes

Deferred income taxes are provided using the asset and liability method under the provisions of SFAS 109, Accounting for Income Taxes and FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Income taxes on foreign operations are provided based upon the statutory tax rates of the applicable foreign country. U.S. income taxes have not been provided on foreign earnings that the Company intends to permanently reinvest overseas. See Note 9 — Income Taxes for additional information.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Employee Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related Accounting Interpretations thereof. No compensation expense was recognized in the Consolidated Statements of Income and Comprehensive Income in 2005. The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method, which requires stock-based compensation to be accounted for at fair value.

See Note 19—Incentive Stock Plans for additional information regarding the Company’s stock-based compensation.

Pension and Postretirement Benefits

Rayonier records pension and postretirement net periodic benefit cost in accordance with SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), and SFAS No. 106(R), Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106(R)). Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, health care cost trends, and longevity and service lives of employees. Management reviews and updates these assumptions periodically. Effective December 31, 2006, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement Nos. 87, 88, 106 and 132(R), the Company recognized the overfunded or underfunded status of its pension and postretirement plans as an asset or liability, respectively, in its Consolidated Balance Sheet while recognizing the resulting changes in the asset and liability, net of tax in Accumulated Other Comprehensive Income/(Loss). See Note 20—Employee Benefit Plans, for additional information about the Company’s pension and postretirement plans.

Reclassifications

Certain 2006 and 2005 amounts have been reclassified to agree with the current year presentation.

3.	SEGMENT AND GEOGRAPHICAL INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS 131: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for HBU. The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels under contract previously in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Operating income/(loss) as presented in the Consolidated Statements of Income and Comprehensive Income, is equal to segment income/(loss). Certain income/(loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains/(losses) from certain asset dispositions, interest, miscellaneous income/(expense) and income tax (expense)/benefit, are not considered by Company management to be part of segment operations.

In 2005, the Company entered into a joint venture (JV) with RREEF Infrastructure, the global infrastructure investing arm of Deutsche Asset Management. The Company’s initial investment in the JV represented a 49.7 percent equity interest. In 2006, the Company reduced its investment in the JV from 49.7 percent to 40 percent. In addition to having an equity investment, the Company provides timberland management services to the JV, for which it receives a fee. The Company’s investment in the JV is included in the Timber segment. See Note 5 – Joint Venture Investment for additional information on the JV.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

In May 2007, the company closed its wood products trading business, International Wood Products (IWP), headquartered in Portland, Oregon. Previously, these operations were reported in the “Other” category.

A group of customers under common control represented approximately 13 percent and 11 percent of the Company’s consolidated sales in 2007 and 2006, respectively. In 2005, no single customer or group of customers under common control represented 10 percent or more of the Company’s consolidated sales.

Segment information for each of the three years ended December 31, 2007, follows (in millions of dollars):

	Sales
	2007	2006	2005
Timber	$222	$207	$208
Real Estate	116	112	86
Performance Fibers	722	672	628
Wood Products	88	111	137
Other	77	128	123
Corporate and eliminations	—	—	(1)

Total	$1,225	$1,230	$1,181

	Operating Income/(Loss)
	2007	2006	2005
Timber *	$60	$90	$87
Real Estate	93	89	64
Performance Fibers **	141	80	45
Wood Products	(8)	(3)	16
Other	(3)	1	1
Corporate and eliminations ***	(36)	(27)	(1)

Total	$247	$230	$212

*	2007 includes a $10.9 million charge resulting from wildfires on timberlands in southeast Georgia and northeast Florida.
**	2006 and 2005 results were restated to reflect the adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. (See Note 2 – Summary of Significant Accounting Policies.)
***	Includes an $8 million gain on sale of a partial interest in the New Zealand joint venture in 2006, and a $37 million gain on the sale of New Zealand timber assets to the joint venture in 2005.

	Gross Capital Expenditures
	2007	2006	2005
Timber*	$52	$309	$58
Real Estate	4	21	—
Performance Fibers	65	69	45
Wood Products	3	6	5
Other	1	1	1

Total	$125	$406	$109

*	Timber gross capital expenditures include strategic acquisitions of $14 million, $278 million and $24 million in 2007, 2006 and 2005, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	Depreciation, Depletion and Amortization
	2007	2006	2005
Timber*	$85	$53	$61
Real Estate	5	2	4
Performance Fibers	68	73	75
Wood Products	6	7	7
Corporate	1	1	—

Total	$165	$136	$147

*	2007 includes $10.4 million resulting from wildfires on timberlands in southeast Georgia and northeast Florida.

	Identifiable Assets
	2007	2006
Timber *	$1,204	$1,256
Real Estate	65	54
Performance Fibers	467	476
Wood Products	30	35
Other	30	29
Corporate / Discontinued Operations	283	115

Total	$2,079	$1,965

*	Timber assets at December 31, 2007 and 2006 include $63 million and $61 million, respectively, for the Company’s equity method investment in the New Zealand JV.

Product Line Information

Sales by product line for each of the three years ended December 31, 2007, were as follows (in millions of dollars):

	2007	2006	2005
Timber	$222	$207	$208
Real Estate
Rural	74	37	42
Development	37	72	42
Other	5	3	2

Total Real Estate	116	112	86

Performance Fibers
Cellulose Specialties	539	500	449
Absorbent Materials	183	172	179

Total Performance Fibers	722	672	628

Wood Products	88	111	137
Other	77	128	123
Intersegment Eliminations	—	—	(1)

Total Sales	$1,225	$1,230	$1,181

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Geographical Operating Information

Information by geographical operating area for each of the three years ended December 31, 2007, was as follows (in millions of dollars):

	Sales			Operating Income/(Loss)			Identifiable Assets
	2007	2006	2005	2007	2006	2005	2007	2006
United States	$1,172	$1,182	$1,122	$245	$231	$211	$1,976	$1,865
New Zealand	43	32	49	2	(1)	1	93	91
All Other	10	16	10	—	—	—	10	9

Total	$1,225	$1,230	$1,181	$247	$230	$212	$2,079	$1,965

Rayonier’s sales by destination for each of the three years ended December 31, 2007, were as follows (in millions of dollars):

	Sales by Destination
	2007	%	2006	%	2005	%
United States	$741	60	$777	63	$739	63
Europe	155	13	167	14	161	14
China	118	10	69	5	61	5
Japan	95	8	88	7	72	6
Other Asia	45	3	47	4	52	4
Latin America	26	2	30	2	37	3
New Zealand	22	2	19	2	30	2
Canada	7	1	21	2	20	2
All other	16	1	12	1	9	1

Total Sales	$1,225	100	$1,230	100	$1,181	100

The majority of sales to foreign countries are denominated in U.S. dollars.

4.	FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

The Company had no outstanding foreign currency contracts or settlements of foreign currency contracts during 2007 or 2006.

The qualifying earnings of Rayonier International Financial Services Limited (RIFSL), a wholly owned subsidiary of TRS, were repatriated on August 12, 2005 and October 5, 2005. RIFSL received a $227.8 million New Zealand dollar (NZD) payment on intercompany notes denominated in New Zealand dollars on October 3, 2005. On August 1, 2005, the Company began recording the impact of the fluctuations in the New Zealand dollar in its Consolidated Statements of Income and Comprehensive Income, since Rayonier New Zealand Limited (RNZ), a wholly-owned subsidiary of Rayonier Inc., intended to repay the intercompany notes. Prior to the settlement of these notes, the Company recorded a $2.4 million gain from revaluing the intercompany notes to the September 30, 2005, NZD/USD foreign exchange rate in “Interest and miscellaneous income, net.” In order to minimize the economic exposure from exchange rates, RIFSL entered into a foreign currency forward to hedge the conversion of New Zealand dollars to U.S. dollars. The contract matured on October 3, 2005, and the Company recorded a loss of $2.5 million on this forward currency contract.

In the Company’s Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2005, gains of approximately $0.8 million were recorded on foreign currency contracts primarily reflecting realized gains on matured

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

4.	FINANCIAL INSTRUMENTS (Continued)

contracts, plus the time value changes for outstanding contracts. In 2005, the gains and losses representing the change in the forward contracts’ time value, which are excluded for purposes of measuring the contracts’ effectiveness, were insignificant and recorded in earnings over the life of the contracts. The gains and losses resulting from these foreign currency contracts are presented in the net losses from the discontinued operations of MDF in the Company’s Consolidated Statement of Income and Comprehensive Income. (See Note 7—Sale of Medium-Density Fiberboard Business (MDF)).

Interest Rate Swap Agreements

RFR entered into an interest rate swap on $40 million of 8.288 percent fixed rate notes payable which settled every June 30 and December 31 and matured on December 31, 2007. The swap converted interest payments from the fixed rate to a six month LIBOR plus 4.99 percent rate and qualified as a fair value hedge under SFAS 133. As such, the net effect from the interest rate swap was recorded as interest expense. For the years ended December 31, 2007, 2006 and 2005, the swap increased the Company’s interest expense by $0.9 million, $0.8 million and $0.1 million, respectively. Based upon interest rates for similar transactions, the fair value of the interest rate swap agreement at December 31, 2006 resulted in a liability of approximately $0.8 million with a corresponding decrease in debt.

In addition, RFR entered into an interest rate swap on $50 million of 8.288 percent fixed rate notes payable which also settled every June 30 and December 31 and matured on December 31, 2007. The swap converted interest payments from the fixed rate to a six month LIBOR plus 4.7825 percent rate and qualified as a fair value hedge under SFAS 133. As such, the net effect of the interest rate swap was recorded in interest expense. The swap increased the Company’s interest expense by $1.0 million and $0.9 million for the years ended December 31, 2007 and 2006 and reduced the Company’s interest expense by $0.1 million for the year ended December 31, 2005. Based upon interest rates for similar transactions, the fair value of the interest rate swap agreement at December 31, 2006 resulted in a liability of approximately $0.9 million with a corresponding decrease in debt.

Commodity Swap Agreements

During the years 2007, 2006 and 2005, the Company realized gains of $0.3 million, $1.1 million and $3.1 million, respectively, on fuel oil forward contracts that matured. At December 31, 2007 there were no outstanding fuel oil forward contracts. The mark-to-market valuation on outstanding fuel oil forward contracts at December 31, 2006 resulted in a liability of $0.4 million. The mark-to-market adjustments were recorded in “Other operating income/expense.”

For 2007, the Company realized deminimus gains on natural gas forward contracts, and gains of $0.7 million and $0.8 million in 2006 and 2005, respectively. At December 31, 2007 there were no outstanding natural gas contracts. The mark-to-market valuation on outstanding natural gas forward contracts at December 31, 2006 resulted in a liability of $0.1 million. The mark-to-market adjustments were recorded in “Other operating income/expense.”

Fair Value of Financial Instruments

At December 31, 2007 and 2006, the estimated fair values of Rayonier’s financial instruments were as follows:

	2007		2006
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$181,081	$181,081	$40,171	$40,171
Long-term debt	$(694,259)	$(742,622)	$(655,447)	$(696,170)
Interest rate swap agreements	$—	$—	$(1,773)	$(1,773)
Commodity swap agreements	$—	$—	$(483)	$(483)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

5.	JOINT VENTURE INVESTMENT

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

On June 30, 2006, the Company reduced its investment in the JV from 49.7 percent to 40 percent. AMP Capital Investors Limited, a subsidiary of the Australasian corporation AMP Limited, purchased a total interest in the JV of 35 percent, of which 9.7 percent was from RNZ and the remainder from RREEF. The Company received approximately $21.8 million in cash proceeds and recorded an after-tax gain of $6.5 million. The total after-tax gain includes approximately $4.9 million of previously deferred gain from RNZ’s October 3, 2005 timberland sale to the JV.

Rayonier’s investment in the JV is accounted for using the equity method of accounting. Income from the JV is reported in the Timber segment as operating income since the Company manages the forests and its JV interest is an extension of the Company’s operations. The JV is subject to New Zealand income taxes; however, Rayonier’s interest in its timber harvest operations are within the Company’s REIT, and therefore the Company generally is not required to pay U.S. federal income taxes on its equity investment income.

A portion of Rayonier’s equity method investment is recorded at historical cost which generates a difference between the book value of the Company’s investment and its proportionate share of the JV’s net assets. The difference represents the Company’s unrecognized gain from RNZ’s sale of timberlands to the JV. The deferred gain is recognized on a straight-line basis over the estimated number of years the JV expects to harvest the timberlands.

A rollforward of the Company’s investment in the JV for the two years ended December 31, 2007, and from inception on October 3, 2005 through December 31, 2005 follows (in millions):

	2007	2006	2005
Balance at beginning of period	$61.2	$81.7	$85.3
Equity in income/(loss) of JV	0.5	(0.6)	(1.4)
Distributions	(5.8)	(6.2)	(1.7)
Partial sale of investment	—	(13.9)	—
Foreign exchange translation gain/(loss) and other	6.9	0.2	(0.5)

Balance at end of year	$62.8	$61.2	$81.7

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

5.	JOINT VENTURE INVESTMENT (Continued)

Summarized financial information for the JV for the two years ended December 31, 2007, and from inception on October 3, 2005 through December 31, 2005, and at December 31, 2007, 2006 and 2005 is as follows (in millions):

	2007	2006	2005
Sales	$151.5	$140.4	$21.7
Operating income/(loss)	$10.6	$7.3	$(2.1)
Pretax loss from operations	$(22.3)	$(26.6)	$(10.4)
Net loss*	$(15.9)	$(17.8)	$(6.9)

	2007	2006	2005
Current assets	$36.3	$27.1	$17.6
Timber and timberlands	477.3	452.3	463.7
Goodwill	42.5	38.7	37.4

Total assets	$556.1	$518.1	$518.7

Current liabilities	$34.6	$24.2	$14.9
Noncurrent liabilities	335.3	305.5	304.4
Partners’ debt and capital	186.2	188.4	199.4

Total liabilities and equity	$556.1	$518.1	$518.7

*

The Company’s equity interest in the joint venture’s net losses for 2007, 2006, and three months ended December 31, 2005 of $6.4 million, $7.9 million and $3.4 million, respectively, excludes interest expense recognized by the joint venture of $5.8 million, $6.2 million and $1.7 million, respectively, on debt owed to partners and includes $1.1 million, $1.1 million and $0.3 million of deferred gain amortization, respectively.

6.	TIMBERLAND ACQUISITIONS

During the fourth quarter of 2006, Rayonier acquired approximately 228,000 acres of timberland located in six states for $272 million. The largest single block of timberland (75,000 acres), located in New York, contains high-value hardwoods and is located close to strong hardwood and veneer markets in the U.S. and Canada. The remaining timberlands, which include timber deeds and leases, are in five Southern states with well-established saw timber and pulpwood markets: Alabama, Arkansas, Louisiana, Oklahoma and Texas. The Southern properties acquired are stocked primarily with loblolly pine. The Company accounted for the acquisitions as asset purchases.

As of December 31, 2006, approximately $41 million of timber deeds, leases and easements acquired in 2006 met the criteria to be classified as a current asset “held for sale” in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). In the third quarter of 2007, approximately $6 million of the held for sale assets were sold to the State of New York and the Trust for Public Land. Also in the third quarter of 2007, the Company elected not to sell the forestry rights for the remaining $35 million of timber parcels and incorporated these parcels into the operations of the Timber segment, reclassifying the amount to timber and timberlands from current assets. There was no impact in the Consolidated Statement of Income.

7.	SALE OF MEDIUM-DENSITY FIBERBOARD BUSINESS (MDF)

In August 2005, the Company sold its MDF business located in New Zealand to Dongwha Hong Kong International Limited for approximately $40 million. The impairment loss and the sale resulted in an after-tax loss of $24.1 million. The operations of MDF qualify as discontinued operations in accordance with SFAS 144. The operating results of MDF have been segregated from continuing operations in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2005. The MDF operations and associated assets were previously reported in the Company’s Wood Products segment.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

7.	SALE OF MEDIUM-DENSITY FIBERBOARD BUSINESS (MDF) (Continued)

Operating results of the discontinued operation are summarized below:

2005
Sales	$31,873
Operating loss, including impairment loss	$(35,415)
Impairment loss, net of income tax benefit of $9,136	$(24,102)
Loss from sale of discontinued operations	$(27)
Net loss from discontinued operations	$(24,956)

8.	OTHER ASSETS

At December 31, 2007, three of the Company’s pension plans are overfunded and the resulting pension assets are recorded in Other assets. Also included are non-current prepaid and deferred income taxes, restricted cash, HBU real estate not expected to be sold within the next 12 months, long-term receivables, manufacturing and maintenance supplies not expected to be utilized within the next 12 months, and other deferred expenses including debt issuance and capitalized software costs.

In order to qualify for like-kind exchange (LKE) treatment, the proceeds from real estate sales must be deposited with a third party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2007 and 2006, the Company had $10.0 million and $1.2 million, respectively, of proceeds from real estate sales classified as restricted cash in Other assets, which were deposited with an LKE intermediary.

Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method. At December 31, 2007 and 2006, capitalized debt issuance costs were $8.4 million and $2.2 million, respectively. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. At December 31, 2007, capitalized software costs were $3.9 million and $3.1 million, respectively.

9.	INCOME TAXES

Rayonier qualifies as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“Code”). In general, only the Company’s taxable REIT subsidiaries (which operate the Company’s non-REIT qualified businesses) are subject to corporate income taxes. However, the Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis for property held by the Company upon REIT election at January 1, 2004) on taxable sales of such property during the first ten years following its election to be taxed as a REIT. Accordingly, no provision has been made for U.S. corporate income taxes, except for current and deferred taxes on certain property sales and on income from taxable REIT subsidiary operations.

Prohibited Transactions

As a REIT, the Company can be subject to a 100 percent tax on the gain resulting from “prohibited transactions.” The Company believes it did not engage in any prohibited transactions since it elected REIT status.

Like-Kind Exchanges

Under current tax law, the built-in gain tax from the sale of REIT property can be eliminated if sales proceeds from “relinquished” properties are reinvested in similar property consistent with the requirements of the Code regarding LKE, so long as the “replacement” property is owned at least until expiration of the ten-year built-in gain period (ten-year period which began on January 1, 2004). However, this does not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the ten-year built-in gain period.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

Undistributed Foreign Earnings

The Company has undistributed foreign earnings from its non-U.S. operations, which it intends to permanently reinvest overseas. The Company also intends to reinvest all future foreign earnings overseas. Therefore, no U.S. corporate income taxes have been provided on undistributed foreign earnings.

Provision for Income Taxes from Continuing Operations

The components of “Income from continuing operations, before income taxes” consist of U.S. income of $195.7 million, $179.3 million and $130.6 million, and foreign income of $2.3 million, $10.9 million and $51.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The (provision for)/benefit from income taxes from continuing operations consists of the following:

	2007	2006	2005
Current
U.S. federal	$(30,983)	$(36,915)	$(25,637)
State and local	(1,155)	(962)	514
Foreign	(78)	(478)	(5,521)

	(32,216)	(38,355)	(30,644)

Deferred
U.S. federal	5,476	19,369	55,036
State and local	278	620	660
Foreign	(877)	(719)	(4,913)

	4,877	19,270	50,783

Change in beginning of year valuation allowance	3,580	—	—

Total	$(23,759)	$(19,085)	$20,139

The effective tax rate, before discrete items, decreased to 13.5 percent in 2007 compared to 16.3 percent in 2006 due to higher REIT income. The effective tax rate, before discrete items, increased from 12.1 percent in 2005, to 16.3 percent in 2006 due to lower tax benefits from foreign operations, partly offset by higher REIT income. The 2005 rate included a $6.5 million tax benefit from the sale of New Zealand timber assets to the JV. The effective tax rate, including discrete items, was 12.0 percent, 10.0 percent and a benefit of 11.0 percent in 2007, 2006 and 2005, respectively. See the reconciliation table below for details of these items.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($22.0 million in 2007) and corporate overhead expenses associated with REIT activities ($14.6 million in 2007). The Company’s net tax benefit from REIT activities was $42.3 million, $33.6 million and $28.3 million in 2007, 2006 and 2005, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

A reconciliation of the income tax provision at the U.S. statutory rate to the reported provision for income taxes follows:

	2007	%	2006	%	2005	%
Income tax provision from continuing operations at U.S. statutory rate*	$(69,310)	(35.0)	$(66,577)	(35.0)	$(63,819)	(35.0)
State and local taxes, net of federal benefit	(913)	(0.5)	(1,170)	(0.6)	(1,028)	(0.6)
REIT income not subject to federal tax	42,296	21.3	33,597	17.7	28,255	15.5
Foreign operations**	150	0.1	2,109	1.1	6,896	3.8
Permanent differences/other	1,101	0.6	968	0.5	2,816	1.5
Discrete items included in pretax income	—	—	—	—	4,920	2.7	***

Income tax provision from continuing operations before discrete items	(26,676)	(13.5)	(31,073)	(16.3)	(21,960)	(12.1)
Taxing authority settlements and FIN 48 adjustments including adjustment of accrued interest	(4,370)	(2.2)	5,387	2.8	19,837	10.9
Change in valuation allowance	3,580	1.8	—	—	—	—
Reversal of prior year built-in gain reserve	2,137	1.1	4,186	2.2	—	—
U.S. tax benefit on repatriation of foreign earnings	—	—	—	—	25,400	13.9
Deferred tax adjustments	(502)	(0.2)	3,689	2.0	1,462	0.8
Return to accrual adjustment/other	2,072	1.0	(1,274)	(0.7)	(4,600)	(2.5)

Income tax (provision)/benefit from continuing operations as reported	$(23,759)	(12.0)	$(19,085)	(10.0)	$20,139	11.0

*	2006 and 2005 were restated to reflect the adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.

(See Note 2—Summary of Significant Accounting Policies.)

**	Primarily from foreign exchange and rate differentials.
***	Adjusted for change in pretax income due to discrete items.

Provision for Income Taxes from Discontinued Operations

In 2006, the Company reduced its environmental liabilities by $8.5 million related to its previously closed Southern Wood Piedmont Company (SWP) sites. The closures were originally accounted for as discontinued operations. In 2005, the Company sold its MDF business located in New Zealand and accounted for it as a discontinued operation. For 2005, the Company’s pre-tax loss from MDF was $35.4 million.

A reconciliation of the income tax provision from discontinued operations at the U.S. statutory rate to the reported provision for income taxes follows:

	2006	%	2005	%
Income tax (provision)/benefit from discontinued operations at U.S. statutory rate	$(2,988)	35.0	$12,395	35.0
State and local income tax (provision)/benefit	(213)	2.5	425	1.2
Permanent differences related to foreign exchange rate changes	—	—	(2,361)	(6.7)

Income tax (provision)/benefit from discontinued operations as reported	$(3,201)	37.5	$10,459	29.5

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

Deferred Taxes

Deferred income taxes result from recording revenues and expenses for financial reporting in one period but in different periods for tax reporting purposes. The nature of the temporary differences and the resulting net deferred tax asset (liability) at December 31, 2007 and 2006 are as follows:

	2007	2006
Gross deferred tax assets:
Liabilities for dispositions and discontinued operations	$43,145	$46,292
Pension, postretirement and other employee benefits	32,503	41,930
Foreign and state NOL carryforwards	15,419	14,750
State tax credit carryforwards	8,606	8,745
Original issue discount on hedge	12,008	—
Other	13,547	4,469

	125,228	116,186

Gross deferred tax liabilities:
Accelerated depreciation	(53,628)	(59,938)
Pension and other employee benefits	(7,780)	(17,268)
Gains on timberland sales	(4,497)	(9,087)
Other	(13,290)	(4,113)

	(79,195)	(90,406)

Less: Valuation allowance	(14,070)	(17,486)

Net deferred tax asset	$31,963	$8,294

Current portion of deferred tax asset	$12,949	$7,074
Noncurrent portion of deferred tax asset	19,014	1,220

Net deferred tax asset	$31,963	$8,294

Included in the above table are foreign (New Zealand) and state net operating loss (NOL) and state tax credit carryforwards. At December 31, 2007, the Company expects to obtain the full benefit of the New Zealand NOL carryforwards of $19.8 million that have an indefinite carryforward period. The Company also had $160.5 million of state NOL carryforwards and $8.6 million of Georgia state tax credit carryforwards. In general, the state NOL and credit carryforwards have an expiration term of 15 years. In 2006, the Company had a valuation allowance of $17.5 million for all of these state tax benefits. Upon re-evaluation in 2007, the Company reversed $3.6 million of the allowance related to its Georgia state tax credits. The Company expects to obtain the full benefit of the remaining net deferred tax assets.

At December 31, 2006, the Company presented non-current prepaid income tax assets that originated from two prior year timberland sales as deferred tax assets in the income tax note. The first was a 2004 intercompany timberland sale between different taxpayers (the Company’s REIT and the Company’s Taxable REIT Subsidiary) and the second resulted from a 2005 timberland sale to a New Zealand joint venture in which the Company held a 49.7 percent investment. Both transactions were currently taxable, while related gains and income tax expenses were not included in the Consolidated Statements of Income. As the timber or timberlands are sold to third parties, the appropriate gain and related income tax expense is recorded in the Consolidated Statements of Income and the non-current prepaid income tax is reduced. The total of these prepaid tax assets was $15.2 million and $15.4 million at December 31, 2007 and 2006, respectively. The Company corrected its 2006 presentation by excluding non-current prepaid taxes from the 2006 deferred income tax disclosures above.

In 2007 and 2006, the Company recorded tax benefits of $7.9 million and $4.1 million, respectively, related to stock-based compensation. These amounts were credited directly to shareholders’ equity and are not included in the consolidated tax provisions.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

Tax Audits

The following table provides detail of the tax years that remain subject to examination by the Internal Revenue Service (IRS) and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Periods
U.S. Internal Revenue Service	2005 – 2007
State of Florida	2003 – 2007
State of Georgia	2003 – 2007
State of Alabama	2004 – 2007
New Zealand Inland Revenue	2003 – 2007

In the third quarter of 2007, the IRS completed its examination of tax years 2003 and 2004. The Company is disputing one issue related to the taxability of a timberland sale the Company treated as an involuntary conversion in its 2003 tax year. The Company recorded a net discrete tax expense of $5.5 million as a result of the disputed issue and agreement on other tax issues for both tax years.

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

The Company has other matters under review by various taxing authorities, including the examination of tax years 2005 and 2006 by the IRS. The Company believes its reported tax positions are technically sound and its uncertain tax position liabilities at December 31, 2007 adequately reflect the probable resolution of these items.

FIN 48 Disclosures

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes recognition and measurement criteria for financial statement treatment of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification, and interest and penalties. The Company adopted FIN 48 on January 1, 2007, which did not result in an adjustment to its opening balance of retained earnings. The disclosures associated with the adoption and the underlying uncertain tax positions follow:

(a)	A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
Balance at January 1, 2007	$5,102
Increases related to prior year tax positions	8,719
Increases related to current year tax positions	361
Settlements	(3,152)

Balance at December 31, 2007	$11,030

(b)	The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at January 1, 2007 and December 31, 2007 is $5.1 million and $11.0 million, respectively.

(c)

The Company recorded interest on the above unrecognized tax benefits of $1.1 million at January 1, 2007 and $2.9 million at December 31, 2007. The Company records interest (and penalties, if applicable) in non-operating expenses.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

(d)	It is reasonably possible that within 12 months of December 31, 2007 the following unrecognized tax benefits could significantly decrease:

(i)	U.S. federal tax issues relating to the taxability of a timberland sale treated as an involuntary conversion.

•	The event that would cause such a change is the settlement of the disputed issue at the Appeals administrative review level for the tax year 2003.

•	An estimate of the reasonably possible change is a decrease of $4.0 million.

(ii)	U.S. state tax issues relating to the deductibility of certain expenditures.

•	The event that would cause such a change is the acceptance of IRS examination results for tax years 2000-2004.

•	An estimate of the reasonably possible change is a decrease of $1.2 million.

(e)	It is reasonably possible that within 12 months of December 31, 2007 the following uncertain tax position could result in a change in tax benefits previously recognized:

(i)	U.S. federal and state tax issues relating to the taxability of a timberland sale treated as an involuntary conversion.

•	The event that would cause such a change is the settlement of the disputed issue at the Appeals administrative review level for tax year 2003.

•	An estimate of the range of the reasonably possible change is an increase of $4.0 million.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

10.	INCOME FROM CONTINUING OPERATIONS AND NET INCOME PER COMMON SHARE

Basic earnings per share (EPS) is calculated by dividing income from continuing operations or net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing income from continuing operations or net income by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares and restricted shares. In 2007, 2006, and 2005 the stock options that were excluded from the computation of diluted EPS due to their anti-dilutive effect totaled 309,699, 423,350 and 26,500 respectively.

The 2007 issuance of the Senior Exchangeable Notes did not have an impact in determining diluted shares since the stock price did not exceed the strike price of $54.81. See Note 12 – Debt for additional information.

The following table provides details of the calculation of basic and diluted EPS from continuing operations, discontinued operations and net income for 2007, 2006 and 2005:

	2007	2006	2005
Income from continuing operations	$174,269	$171,134	$202,477
Income/(loss) from discontinued operations	—	5,335	(24,956)

Net income	$174,269	$176,469	$177,521

Shares used for determining basic earnings per common share	77,571,684	76,486,690	75,504,800
Dilutive effect of:
Stock options	965,499	1,263,194	1,413,135
Performance and restricted shares	383,100	408,807	726,317

Shares used for determining diluted earnings per common share	78,920,283	78,158,691	77,644,252

Basic earnings (loss) per common share:
Continuing operations	$2.25	$2.24	$2.68
Discontinued operations	—	0.07	(0.33)

Net income	$2.25	$2.31	$2.35

Diluted earnings (loss) per common share:
Continuing operations	$2.21	$2.19	$2.61
Discontinued operations	—	0.07	(0.32)

Net income	$2.21	$2.26	$2.29

11.	INVENTORY

As of December 31, 2007 and 2006, Rayonier’s inventory included the following:

	2007	2006
Finished goods *	$63,083	$57,338
Work in progress	9,188	7,823
Raw materials	10,122	8,496
Manufacturing and maintenance supplies	1,898	1,936

Total inventory	$84,291	$75,593

*	Includes $5.8 million and $2.7 million of HBU real estate held for sale at December 31, 2007 and 2006, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

12.	DEBT

Rayonier’s debt included the following at December 31, 2007 and 2006:

	2007	2006
Revolving credit facility borrowings at an interest rate of 7.25% and 5.92% at December 31, 2007 and 2006, respectively	$55,000	$103,000
Senior Exchangeable Notes due 2012 at a fixed interest rate of 3.75%	300,000	—
Installment notes due 2008-2014 at fixed interest rates of 8.39% to 8.64% at December 31, 2007	327,579	485,000
Pollution control and industrial revenue bonds due 2008-2020 at variable interest rates of 3.90% to 6.20% at December 31, 2007	67,265	72,770

Subtotal	749,844	660,770
Interest rate swap carrying value *	—	(1,773)

Total debt	749,844	658,997
Less: Current maturities and short-term borrowings	(55,585)	(3,550)

Long-term debt	$694,259	$655,447

*	In 2006, the carrying value of long-term debt was decreased to reflect the fair market value of the interest rate swaps held. See Note 4 — Financial Instruments for more information.

Principal payments due during the next five years and thereafter are as follows:

2008	$78,885	*
2009	122,642
2010	660
2011	93,762
2012	323,855
Thereafter	130,040

Total Debt	$749,844

*	Includes $23.3 million of debt due in 2008, but not included in current maturities as the Company intends and has the ability to refinance with its revolving credit facility.

The Company has a $250 million unsecured revolving credit facility with an accordion feature which allows additional borrowings above $250 million, in $25 million increments, up to an aggregate $100 million, provided no default exists. The facility expires in 2011. The Company had $188 million (excluding the accordion feature) and $131 million of available borrowings at December 31, 2007 and 2006, respectively. In addition to the credit facility, the Company has on file with the Securities and Exchange Commission, a shelf registration statement to offer $500 million of new public debt and equity securities, of which $247 million was available at December 31, 2007 and 2006.

In October 2007, TRS issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc., and are non-callable. The $300 million in principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier Inc. Noteholders may convert their notes subject to certain conversion provisions determined by, among others, the market price of the Company’s common stock and the trading price of the convertible notes. The initial exchange rate is 18.24 shares per $1,000 principal based on an exchange price equal to 122 percent of the stock’s closing price of $44.93 on October 10, 2007, or $54.81 per share.

In seperate transactions, TRS and Rayonier, respectively, purchased an exchangeable note hedge and sold warrants based on 5,472,991 underlying common shares of Rayonier Inc. These transactions had the effect of increasing the conversion premium from 22 percent to 40 percent or to $62.90 per share. On exercise of the hedge, TRS will receive shares of Rayonier Inc. common stock equal to the difference between the then market price and the strike price of $54.81. The holders of the warrants will receive net shares from Rayonier if the share price is above $62.90 at maturity of the warrants.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

12.	DEBT (Continued)

The purchased hedge and sold warrants are not part of the terms of the notes and will not affect the noteholders’ rights. Likewise, the noteholders will not have any rights with respect to the hedge or the warrants. The purchased hedge and the sold warrants meet the definition of derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. However, because these instruments have been determined to be indexed to the Company’s own stock in accordance with Emerging Issues Task Force (EITF) Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, and have been recorded in shareholders’ equity in the Consolidated Balance Sheet (as determined under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), the instruments meet the scope exception of SFAS No. 133 and are not subject to the mark-to-market provisions of that standard.

In connection with the Company’s installment notes and the $250 million revolving credit facility, covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. The Company’s dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (Covenant FFO) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold. Under a covenant relating to the $328 million of installment notes, RFR may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At December 31, 2007, the Company is in compliance with all material covenants.

The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2007, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at December 31, 2007	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	7.60 to 1	5.10
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.75 to 1	2.25
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	4.18 to 1	1.68
Dividends paid should not exceed 90 percent of Covenant FFO	90%	42%	48%

In addition to the financial covenants listed above, the installment notes, Senior Exchangeable Notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During the fourth quarter of 2007, excess proceeds of approximately $84 million were offered to the note holders. The noteholders accepted $56 million and the amount of excess proceeds was reset to zero. As of December 31, 2007 and 2006, the amount of excess proceeds was $0 and $10 million, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

13.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for each of the three years ended December 31, 2007 is shown below:

	Common Shares		Retained Earnings*	Accumulated Other Comprehensive Income/(Loss)	Shareholders' Equity*
	Shares	Amount
Balance, December 31, 2004	74,966,330	$393,513	$415,481	$1,396	$810,390
Net income	—	—	177,521	—	177,521
Dividends ($1.71 per share)	—	—	(129,434)	—	(129,434)
Issuance of shares under incentive stock plans	1,132,390	23,029	—	—	23,029
Cash in lieu of fractional shares	(6,154)	(356)	—	—	(356)
Unrealized loss on hedged transactions	—	—	—	(410)	(410)
Minimum pension liability adjustment	—	—	—	16,323	16,323
Tax benefit on exercise of stock-based compensation	—	6,178	—	—	6,178
Foreign currency translation adjustment	—	—	—	(9,705)	(9,705)

Balance, December 31, 2005	76,092,566	$422,364	$463,568	$7,604	$893,536
Net income	—	—	176,469	—	176,469
Dividends ($1.88 per share)	—	—	(144,049)	—	(144,049)
Issuance of shares under incentive stock plans	801,521	12,611	—	—	12,611
Repurchases of common shares	(14,261)	(560)	—	—	(560)
Minimum pension liability adjustment	—	—	—	13,339	13,339
Stock-based compensation expense	—	12,078	—	—	12,078
Impact of adopting SFAS No. 158 (Note 20)	—	—	—	(52,815)	(52,815)
Tax benefit on exercise of stock-based compensation	—	4,143	—	—	4,143
Foreign currency translation adjustment	—	—	—	3,226	3,226

Balance, December 31, 2006	76,879,826	$450,636	$495,988	$(28,646)	$917,978
Net income	—	—	174,269	—	174,269
Dividends ($1.94 per share)	—	—	(150,929)	—	(150,929)
Issuance of shares under incentive stock plans	1,412,781	18,891	—	—	18,891
Warrants and hedge, net	—	(355)	—	—	(355)
Repurchase of common shares	(75,911)	(3,150)	—	—	(3,150)
Stock-based compensation expense	—	13,478	—	—	13,478
Net loss from pension and postretirement plans	—	—	—	(3,997)	(3,997)
Tax benefit on exercise of stock-based compensation	—	7,907	—	—	7,907
Foreign currency translation adjustment	—	—	—	7,005	7,005

Balance, December 31, 2007	78,216,696	$487,407	$519,328	$(25,638)	$981,097

*	Restated as a result of adopting FSP AUG AIR-1 (See Note 2 — Summary of Significant Accounting Policies).

The table below summarizes the tax characteristics of the cash dividend paid to shareholders for the three years ended December 31, 2007:

	2007	2006	2005
Capital gain	$1.94	$1.88	$1.35
Non-taxable return of capital	—	—	0.36

Total cash distributions per common share	$1.94	$1.88	$1.71

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) was comprised of the following as of December 31, 2007 and 2006:

	2007	2006
Foreign currency translation adjustments	$34,297	$27,292
Unrecognized components of pension and post-retirement plans, net of tax	(59,935)	(55,938)

Total	$(25,638)	$(28,646)

15.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include its Port Angeles, WA mill, which was closed in 1997; SWP, which ceased operations in 1989 except for environmental investigation and remediation activities; its Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or other federal or state statutes relating to the investigation and remediation of environmentally-impacted sites, with respect to ten former wood treatment sites which are no longer operating.

An analysis of activity in the liabilities for dispositions and discontinued operations for the two years ended December 31, 2007 follows:

	December 31, 2007	December 31, 2006
Balance, January 1,	$122,516	$140,382
Expenditures charged to liabilities	(8,575)	(9,789)
Reductions to liabilities	(256)	(8,077)

Balance, end of year	113,685	122,516
Less: Current portion	(10,069)	(10,699)

Non-current portion	$103,616	$111,817

The Company discloses specific site liabilities that exceed 10 percent of the total $113.7 million in liabilities for dispositions and discontinued operations at December 31, 2007. An analysis of the activity for the two years ended December 31, 2007 is as follows:

	Activity (in millions) as of December 31,
Sites	2005	Expenditures	Revisions to Estimates *	2006	Expenditures	Revisions to Estimates	2007
Augusta, GA	$17.4	$(0.7)	$(3.1)	$13.6	$(0.8)	$1.1	$13.9
Spartanburg, SC	17.2	(0.7)	(2.4)	14.1	(0.6)	2.0	15.5
East Point, GA	12.7	(0.5)	(0.8)	11.4	(0.5)	2.2	13.1
Other SWP sites	76.7	(5.6)	(2.4)	68.7	(4.6)	(5.5)	58.6

Total SWP	124.0	(7.5)	(8.7)	107.8	(6.5)	(0.2)	101.1
All other sites	16.4	(2.3)	0.6	14.7	(2.1)	—	12.6

TOTAL	$140.4	$(9.8)	$(8.1)	$122.5	$(8.6)	$(0.2)	$113.7

*

Includes $8.5 million reduction in SWP liabilities in 2006 that was recorded in Discontinued Operations, net of income tax expense of $3.2 million in the Consolidated Statements of Income and Comprehensive Income.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

15.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Continued)

A brief description of each of these sites is as follows:

Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. The majority of visually contaminated surface soils have been removed, and remediation activities currently consist of a groundwater recovery system. The site operates under a 10-year hazardous waste permit issued pursuant to the Resource Conservation and Recovery Act, as amended (RCRA), which expires in 2014. Current cost estimates could change if recovery or discharge volumes increase or decrease drastically, or if changes to current remediation activities are required in the future. Total spending-to-date at December 31, 2007 was $62.3 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2027.

Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone-sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. The cost estimate includes potential remediation of an adjoining area also owned by SWP, which appears to have received runoff from a portion of the former operating plant. Total spending-to-date at December 31, 2007 was $35.1 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2027.

East Point, Georgia — SWP operated a wood treatment plant at this site from 1908 to 1984. This site operates under a 10-year RCRA hazardous waste permit, which is currently in the renewal process. Active remedial measures are currently ongoing, although limited additional remedial measures may be necessary in the future. Total spending-to-date at December 31, 2007 was $15.6 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2027.

The Company estimates that expenditures for environmental investigation, remediation, monitoring and other costs for all dispositions and discontinued operations will be approximately $10 million in both 2008 and 2009. Such costs will be charged against its liabilities for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. The Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, removal of contaminated soils, groundwater recovery and treatment systems, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of December 31, 2007, this amount could range up to $30 million and arises from uncertainty over the effectiveness of remediation operations, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies, and in environmental remediation technology.

The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors, including but not limited to: significant changes in contamination, discharge or treatment volumes, requirements to perform additional or different remediation, changes in environmental remediation technology, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, the potential for Brownfield (environmentally impacted site considered for re-development) treatment of a site, or other similar projects, could accelerate expenditures as well as impact the amount and/or type of remediation required, as could new laws, regulations and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

16.	CONTINGENCIES

Rayonier is engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 15 — Liabilities for Dispositions and Discontinued Operations.

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

Legal Proceedings

Marine Shale — Between 1985 and 1995, SWP sent contaminated soil excavated in connection with the cleanup of various closed wood processing sites to a third-party processor in Louisiana for recycling. The processing facility, referred to as the Marine Shale Processors (MSP) facility, closed in 1995 and has been the subject of a variety of environmental related charges and a lawsuit brought by the U.S. Department of Justice (DOJ), the U.S. Environmental Protection Agency (EPA) and the State of Louisiana, through its Department of Environmental Quality (LDEQ), in United States District Court for the Western District of Louisiana (the Court) against the owner of the processing facility. In advance of the scheduled June 2006 trial date, the Company reached a settlement with DOJ, EPA and LDEQ under which SWP agreed to oversee and pay for certain remedial activities to be performed at the RPI site and pay DOJ and LDEQ $0.2 million. In exchange for these commitments, the Company received, among other things, a “covenant not to sue” from DOJ, EPA and LDEQ for any claims relating to the MSP facility and the RPI site, and contribution protection under the applicable provisions of CERCLA against suits by third parties relating thereto. This settlement, which was reflected in a consent decree, was approved by the Court on September 11, 2006. SWP has completed performance of its remediation obligations under the consent decree. In December 2007, the Company received a letter from the EPA confirming that all work required under the consent decree has been completed.

Combe Fill South — In 1998, EPA and the New Jersey Department of Environmental Protection (DEP) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (Combe). It is alleged that the Company’s former ERD in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered, nonbinding alternative dispute resolution process is ongoing and in March of 2006 a court-appointed neutral issued a report and recommendations. While settlement discussions have been active during 2007, no final agreement has been reached. The Company believes that its liabilities at December 31, 2007 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

Jesup Mill Consent Decree — In November 2007, the Company and the Environmental Protection Division of the Georgia Department of Natural Resources (EPD) reached agreement, subject to public comment, on a consent decree that would resolve certain issues relating to the color of the Jesup mill’s permitted effluent, discharged to the Altamaha River. Under the consent decree, Rayonier has agreed to implement a color reduction plan which will include, among other things, installation of additional brown stock washing capacity (to better remove residual pulping liquors from cooked wood pulp) and oxygen delignification technology (which reduces the lignin content in the pulp prior to bleaching), spill recovery systems and modifications to certain operating practices. These projects will be completed over a seven year period pursuant to a time frame set forth in the consent decree, and the costs are expected to be approximately $75 million. The consent decree also provides for decreasing color limits in the mill’s effluent, over the seven year period as projects are completed. No citations, fines or penalties are imposed by the consent decree, except that stipulated penalties may be assessed by EPD in the event that the projects are not completed within the agreed schedule. The consent decree was published for public comment in November 2007, and EPD is currently evaluating comments it has received. As currently drafted, the consent decree is not expected to have a material adverse effect on the operations or financial results of the Company.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

16.	CONTINGENCIES (Continued)

Environmental Matters

The Company is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal, forest operations, and investigation, remediation, and monitoring of historically contaminated sites. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, as amended, CERCLA, the Endangered Species Act, and similar state laws and regulations. Management closely monitors its environmental responsibilities, and believes that the Company is in substantial compliance with current environmental requirements. Notwithstanding Rayonier’s current compliance status, many of its operations are subject to stringent and constantly evolving environmental requirements which are often the result of legislation, regulation and negotiation. As such, contingencies in this area include, without limitation:

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

•

In our forestry operations, federal, state and local laws and regulations intended to protect threatened and endangered animal and plant species and their habitat, as well as wetlands and waterways, limit, and in some cases may prevent, timber harvesting, road construction and other activities on private lands. For example, Washington, where the Company holds approximately 370,000 acres of timberlands, has amongst the most stringent forestry laws and regulations in the country.

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

•

Our discontinued operations with historical environmental contamination are subject to a number of federal, state, and local laws. As these requirements change over time, they may mandate more stringent levels of soil and groundwater investigation, remediation, and monitoring. While we believe that our current estimates are adequate, future changes to these legal requirements could adversely affect the cost and timing of our activities on these sites.

•

Over time, the complexity and stringency of environmental laws and regulations have increased significantly, and the cost of compliance with these laws and regulations has also increased. In general, management believes these trends will continue.

It is the opinion of management that substantial expenditures will be required over the next ten years in the area of environmental compliance. See Note 15 — Liabilities for Dispositions and Discontinued Operations for additional information regarding the Company’s environmental liabilities.

17.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of December 31, 2007, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$72,778	$62,559
Guarantees (2)	6,440	73
Surety bonds (3)	9,500	1,609

Total financial commitments	$88,718	$64,241

(1)

Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

17.	GUARANTEES (Continued)

compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2008 and are renewed as required.

(2)

In conjunction with the sale of timberlands to the New Zealand joint venture in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaults on the bond, the Company would then have to perform. As of December 31, 2007, three annual payments of $1.3 million remain. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At December 31, 2007, the Company has recorded a deminimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier issues surety bonds primarily to secure timber harvesting obligations in the state of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in the state of Washington. These surety bonds expire at various dates during 2008 and are renewed as required.

18.	COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $3.5 million, $3.7 million, and $4.1 million in 2007, 2006 and 2005, respectively. The Company also has long-term leases on certain timberlands in the Southern U.S. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally non-cancelable and require minimum annual rental payments. Total expenditures for long-term leases and deeds on timberlands amounted to $7.0 million, $5.4 million, and $5.3 million in 2007, 2006 and 2005, respectively.

At December 31, 2007, the future minimum payments under non-cancelable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases *	Total
2008	$2,936	$7,025	$9,961
2009	2,284	6,607	8,891
2010	1,998	6,579	8,577
2011	709	6,442	7,151
2012	620	6,428	7,048
Thereafter through 2036	2,141	71,887	74,028

	$10,688	$104,968	$115,656

*	The majority of timberland leases are subject to escalation clauses based on either the Consumer Price Index or Producer Price Index.

19.	INCENTIVE STOCK PLANS

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method, which requires stock-based compensation to be accounted for at fair value. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method under APB No. 25, Accounting for Stock Issued to Employees (APB 25), and related Accounting Interpretations thereof, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). No compensation expense was recognized in the Consolidated Statements of Income and Comprehensive Income during December 31, 2005 for stock options under APB 25.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	INCENTIVE STOCK PLANS (Continued)

At December 31, 2007, the Company had two stock-based employee compensation plans. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) and the 2004 Rayonier Incentive Stock and Management Bonus Plan (the 2004 Plan) both provided 4.5 million shares for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The Company has issued non-qualified stock options, performance shares and restricted stock under both of the plans. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.

Total compensation cost recorded in “Selling and general expenses” for stock-based compensation was $13.5 million, $12.1 million and $11.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in the compensation cost for the year ended December 31, 2007 was $0.4 million related to stock option awards for retirement eligible employees that were granted prior to the adoption of SFAS No. 123(R), which is being recognized over a three-year vesting period. All stock option awards to retirement eligible employees subsequent to the adoption of SFAS No. 123(R) are expensed immediately.

Tax benefits recognized related to stock-based compensation expense for the three years ended December 31, 2007 were $2.9 million, $2.8 million and $2.6 million, respectively.

The Company elected to adopt the simplified method from FSP 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards for determining the pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123(R).

Pro Forma Disclosures for the Year Ended December 31, 2005

Pursuant to the requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), the Company continues to provide the following disclosure for income statement periods presented prior to the adoption of SFAS 123(R). The following table provides a reconciliation for the year ended December 31, 2005 that adds back to reported net income the recorded expense under APB 25, net of related income tax effects, deducts the total fair value expense under SFAS 123, net of related income tax effects, and shows the reported and pro forma earnings per share amounts:

2005 *
Net income, as reported	$177,521
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	8,823
Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(8,085)

Pro forma net income	$178,259

* Earnings per share:
Basic, as reported	$2.35
Basic, pro forma	$2.36

Diluted, as reported	$2.29
Diluted, pro forma	$2.30

*	Net income and earnings per share were restated for the adoption of FSP AUG AIR-1.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	INCENTIVE STOCK PLANS (Continued)

Fair Value Calculations by Award

Restricted Stock

Restricted stock granted under the 1994 and 2004 Plans generally vests upon completion of a three-year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. During 2007, 2006 and 2005, 114,172, 16,761, and 30,000 restricted shares were granted at a weighted average price of $44.57, $39.61, and $34.06, respectively, per share. As of December 31, 2007, there was $3.8 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 2.3 years. The total intrinsic value of restricted stock outstanding was $6.9 million, $3.8 million and $4.7 million at December 31, 2007, 2006 and 2005, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $0.8 million and $0.7 million, respectively. During the year ended December 31, 2007, the Company repurchased 10,976 common shares to pay the minimum withholding tax requirements on the participants’ behalf.

A summary of the Company’s non-vested restricted shares as of and for the year ended December 31, 2007 is presented below:

	2007
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	61,761	$34.94
Granted	114,172	$44.57
Cancelled	(325)	$39.29
Vested	(43,936)	$34.23

Non-vested Restricted Shares at December 31,	131,672	$43.52

Performance Shares

The Company’s performance shares generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon Rayonier’s total shareholder return versus selected peer group companies. Under APB 25, the Company’s performance shares were expensed using the closing market price of the Company’s common stock at each reporting date, adjusted for an estimate of the ultimate number of shares to be issued. Under SFAS 123(R), the performance share payout is based on a market condition, as such, awards granted after January 1, 2006 are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date and compensation expense is not subsequently adjusted for the number of shares that are ultimately awarded. The fair value of awards granted prior to 2006 is equal to the share price of the Company’s stock on the date of grant adjusted for an estimate of the ultimate number of shares to be issued. The 1994 and 2004 Plans allow for the cash settlement of performance share awards to pay the minimum required withholding tax.

During the three years ended December 31, 2007, $2.7 million, $3.9 million and $2.2 million in cash was used to pay the minimum withholding tax requirements in lieu of receiving common shares, respectively. In 2007, 2006 and 2005, 386,925, 259,000 and 231,788 common shares of Company stock were reserved for performance shares, with grant-date fair values of $44.00, $36.25, and $32.27, respectively. As of December 31, 2007, there was $8.0 million of unrecognized compensation cost related to the Company’s performance share awards. This cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of outstanding performance shares at December 31, 2007, 2006 and 2005 was $28.3 million, $23.2 million and $24.5 million, respectively. The total fair value of shares that vested during the years ended December 31, 2007, 2006 and 2005 was $7.5 million, $5.8 million and $5.1 million, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	INCENTIVE STOCK PLANS (Continued)

Expected volatility and dividend yield were estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The following chart provides a tabular overview of the assumptions used in calculating the fair value of the awards granted in 2007 and 2006:

	2007	2006
Expected volatility	19.1%	21.2%
Dividend yield	4.8%	4.4%
Risk-free rate	4.6%	4.4%

A summary of the status of the Company’s outstanding performance shares as of and for the year ended December 31, 2007 is presented below:

	2007
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding Performance Shares at January 1,	564,547	$31.62
Granted	221,100	$44.00
Shares Distributed	(209,925)	$27.72
Cancelled	(1,820)	$43.08
Performance Adjustment	25,166	$32.27

Outstanding Performance Shares at December 31,	599,068	$37.55

Non-Qualified Employee Stock Options

The exercise price of each non-qualified stock option granted under both the 1994 and 2004 plans is equal to the closing market price of the Company’s stock on the date of grant. Under the 1994 plan, the maximum term is 10 years and two days from the date of grant while under the 2004 Plan, the maximum term is 10 years from the grant date. Awards vest ratably over three years. Under APB 25, no compensation expense was recorded for stock options. Under SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility for each grant and is calculated using the historical change in the daily market price of the Company’s common stock over the expected life of the award. The expected life is based on prior exercise behavior. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis. The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31:

	2007	2006	2005
Expected volatility	28.4%	30.2%	31.0%
Dividend yield	4.5%	4.6%	5.1%
Risk-free rate	5.8%	4.3%	3.9%
Expected life (in years)	6.5	6.3	6.7
Fair value per share of options granted	$9.72	$9.03	$6.62
Fair value of options granted (in thousands of dollars)	$2,723	$3,600	$3,484

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	INCENTIVE STOCK PLANS (Continued)

A summary of the status of the Company’s stock options as of and for the year ended December 31, 2007 is presented below:

	2007
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1,	3,469,254	$23.38
Granted	280,100	$41.72
Exercised	(1,089,009)	$17.35
Canceled	(74,941)	$25.84
Options outstanding at December 31,	2,585,404	$27.84	5.9	$50,164

Options vested and expected to vest as of December 31,	2,555,165	$27.70	5.9	$49,928

Options exercisable at December 31,	2,081,414	$25.02	5.4	$46,241

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $30.4 million, $14.7 million and $18.9 million, respectively. The total fair value of options that vested during the years ended December 31, 2007, 2006 and 2005 was $2.9 million, $2.9 million and $3.4 million, respectively. As of December 31, 2007, there was $2.1 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 1.1 years.

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

The following tables set forth the change in projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the years ended December 31:

	Pension		Postretirement
	2007	2006	2007	2006
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$251,055	$244,057	$45,354	$40,073
Service cost	6,948	7,408	670	640
Interest cost	14,779	13,988	2,623	2,470
Actuarial (gain) loss	12,566	(3,278)	374	(587)
Plan amendments	—	—	—	5,520
Benefits paid	(11,825)	(11,120)	(2,463)	(2,762)

Projected benefit obligation at end of year	$273,523	$251,055	$46,558	$45,354

Change in Plan Assets
Fair value of plan assets at beginning of year	$237,574	$205,775	$—	$—
Actual return on plan assets	17,888	30,762	—	—
Employer contributions	20,761	12,588	2,463	2,762
Benefits paid	(11,825)	(11,120)	(2,463)	(2,762)
Other expense	(512)	(431)	—	—

Fair value of plan assets at end of year	$263,886	$237,574	$—	$—

Funded Status at End of Year:
Net accrued benefit cost	$(9,637)	$(13,481)	$(46,558)	$(45,354)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Noncurrent assets	$13,891	$17,446	$—	$—
Current liabilities	(756)	(779)	(3,254)	(3,294)
Noncurrent liabilities	(22,772)	(30,148)	(43,304)	(42,060)

Net amount recognized	$(9,637)	$(13,481)	$(46,558)	$(45,354)

Net gains or losses and prior service costs or credits recognized in other comprehensive income for the year ended December 31, 2007 are as follows:

	Pension	Postretirement
	2007	2007
Net (losses) gains	$(13,595)	$(374)
Prior service cost	$—	$—

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the year ended December 31, 2007 are as follows:

	Pension	Postretirement
	2007	2007
Amortization of losses	$4,158	$1,267
Amortization of prior service cost	$1,451	$777

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

Net gains or losses and prior service costs or credits that have not yet been included in pension and postretirement expense as of December 31, 2007 and 2006 have been recognized as a component of ending accumulated other comprehensive income (AOCI) as follows:

	Pension		Postretirement
	2007	2006	2007	2006
Prior service cost	$(7,585)	$(9,036)	$(7,115)	$(7,892)
Net losses	(53,370)	(43,933)	(17,962)	(18,855)
Deferred income tax benefit	18,103	15,250	7,994	8,528

AOCI	$(42,852)	$(37,719)	$(17,083)	$(18,219)

The accumulated benefit obligation for all of the Company’s defined benefit plans was $256.1 million and $232.9 million at December 31, 2007 and 2006, respectively.

For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the years ended December 31:

	2007	2006
Benefit obligation	$67,498	$66,599
Accumulated benefit obligation	$18,701	$16,933
Fair value of plan assets	$—	$—

The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$6,948	$7,409	$6,973	$670	$640	$613
Interest cost	14,779	13,988	13,173	2,623	2,470	2,157
Expected return on plan assets	(18,406)	(16,562)	(14,298)	—	—	—
Amortization of prior service cost	1,451	1,497	1,421	777	777	283
Amortization of losses	4,158	5,659	4,791	1,267	1,310	1,040

Net periodic benefit cost	$8,930	$11,991	$12,060	$5,337	$5,197	$4,093

The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost in 2008 are $3.8 million and $1.4 million, respectively. The estimated pre-tax net loss and prior service cost for the defined benefit postretirement plans that will be amortized from AOCI into net periodic benefit cost in 2008 are $1.2 million and $0.8 million, respectively.

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension		Postretirement
	2007	2006	2007	2006
Assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%	—	—
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

At December 31, 2007, the plans’ discount rate remained at 6 percent which closely approximates interest rates on high quality, long-term obligations. Effective January 1, 2008, the expected return on plan assets remained at 8.5 percent, which is based on historical long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return since the Company’s spin-off from ITT in 1994. The Company’s external consultants utilize this information in developing assumptions for returns, risks and correlation of asset classes which is then used to establish the asset allocation ranges.

The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2007	2006
Health care cost trend rate assumed for next year	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2014	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$89	$(77)
Accumulated postretirement benefit obligation	$1,007	$(883)

Investment of Plan Assets

The Company’s pension plans’ asset allocation at December 31, 2007 and 2006, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2007	2006
Domestic Equity Securities	39.8%	39.1%	40-45%
International Equity Securities	30.6%	27.3%	20-30%
Domestic Fixed Income Securities	22.0%	25.1%	25-30%
International Fixed Income Securities	4.6%	4.6%	4-6%
Real Estate	3.0%	3.9%	2-4%

Total	100%	100%

The Rayonier Pension Fund Trust and Investment Committee and the Finance Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various styles will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2007 and 2006.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

Cash Flows

Expected benefit payments in future years are as follows:

	Pension Benefits	Postretirement Benefits
2008	$12,348	$3,350
2009	$13,306	$3,303
2010	$14,334	$3,427
2011	$15,297	$3,528
2012	$16,324	$3,525
2013 -2017	$98,036	$17,760

The Company anticipates making discretionary pension contributions of approximately $12 million in 2008.

Defined Contribution Plans

The Company also provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $2.7 million, $2.6 million and $2.5 million in 2007, 2006 and 2005, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $76.5 million and $73.2 million at December 31, 2007 and 2006, respectively.

The Company closed enrollment in its pension and postretirement medical plans to salaried employees hired after December 31, 2005. These salaried employees are immediately eligible to participate in the Company’s 401(k) plan and receive an enhanced contribution. Company contributions charged to expense in 2007 related to this enhancement totaled $0.2 million.

21.	QUARTERLY RESULTS FOR 2007 and 2006 (UNAUDITED)

(Thousands of dollars, except per share amounts)	Quarter Ended
	March 31	June 30		Sep. 30	Dec. 31		Total Year
2007
Sales	$299,729	$300,351		$334,215	$290,359		$1,224,654
Operating Income	55,160	55,723	(1)	92,634	43,078	(1)	246,595
Net Income	35,080	33,311	(1)	71,457	34,421	(1)	174,269
Basic EPS	0.45	0.43		0.92	0.45		2.25
Diluted EPS	0.45	0.42		0.90	0.44		2.21
2006
Sales	$277,153	$312,122		$312,029	$328,503		$1,229,807
Operating Income	37,196	58,989	(2)	65,750	67,742	(3)	229,677
Net Income	23,240	42,931	(2)	55,037	55,261	(3)	176,469
Basic EPS	0.31	0.56		0.72	0.72		2.31
Diluted EPS	0.30	0.55		0.70	0.71		2.26

(1)	Includes loss related to wildfires of $10.1 million and $0.8 million in the second and fourth quarters of 2007, respectively.
(2)	Second quarter 2006 included a $7.8 million pre-tax ($6.5 million after-tax) gain from the sale of a portion of the New Zealand JV.
(3)

Operating income included a $4.9 million pre-tax gain from a property tax settlement. Net income also included a tax benefit for prior years’ IRS audit settlement and adjustment to deferred taxes of $5.1 million.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS

In October 2007, Rayonier TRS Holdings Inc. (TRS), a wholly-owned subsidiary of Rayonier Inc., issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc. and are non-callable. In connection with this offering, the Company is providing the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in 100 percent owned subsidiaries, which are eliminated upon consolidation, and the allocation of certain expenses of Rayonier Inc., incurred for the benefit of its subsidiaries.

The following condensed consolidating financial information presents the statements of income for the three years ended December 31, 2007, the balance sheets at December 31, 2007 and December 31, 2006, and the statements of cash flows for the three years ended December 31, 2007 for the parent guarantor (Rayonier Inc.), the issuer (Rayonier TRS Holdings Inc.), the subsidiary non-guarantors and consolidating adjustments.

	Condensed Consolidating Statements of Income For the Year Ended December 31, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$988,732	$275,890	$(39,968)	$1,224,654

Costs and Expenses
Cost of sales	—	—	829,410	132,501	(39,763)	922,148
Selling and general expenses	14,636	—	48,839	3,466	—	66,941
Other operating (income) expense, net	(403)	—	2,076	(12,189)	—	(10,516)

	14,233	—	880,325	123,778	(39,763)	978,573
Equity in loss of New Zealand joint venture	(351)	—	865	—	—	514

OPERATING (LOSS) INCOME	(14,584)	—	109,272	152,112	(205)	246,595
Interest expense	(2,514)	(2,664)	(32,362)	(19,467)	678	(56,329)
Interest and miscellaneous income (expense), net	3,361	(645)	(1,790)	7,514	(678)	7,762
Equity in income from subsidiaries	194,882	56,996	—	—	(251,878)	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	181,145	53,687	75,120	140,159	(252,083)	198,028
Income tax benefit (provision)	(6,876)	1,241	(18,124)	—	—	(23,759)

NET INCOME	$174,269	$54,928	$56,996	$140,159	$(252,083)	$174,269

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Income For the Year Ended December 31, 2006
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$2,723	$—	$1,053,846	$357,336	$(184,098)	$1,229,807

Costs and Expenses
Cost of sales	199	—	903,067	96,551	(47,155)	952,662
Selling and general expenses	13,995	—	46,292	3,158	—	63,445
Other operating (income) expense, net	(2,966)	—	2,753	(8,605)	—	(8,818)

	11,228	—	952,112	91,104	(47,155)	1,007,289
Equity in (loss) income of New Zealand joint venture	(1,279)	—	669	—	—	(610)

OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF NEW ZEALAND TIMBER ASSETS	(9,784)	—	102,403	266,232	(136,943)	221,908
Gain on sale of New Zealand timber assets	—	—	7,769	—	—	7,769

OPERATING (LOSS) INCOME	(9,784)	—	110,172	266,232	(136,943)	229,677
Interest expense	(2,089)	—	(26,935)	(20,157)	276	(48,905)
Interest and miscellaneous income, net	2,400	—	3,975	3,348	(276)	9,447
Equity in income from subsidiaries	181,637	69,157	—	—	(250,794)	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	172,164	69,157	87,212	249,423	(387,737)	190,219
Income tax benefit (provision)	4,305	—	(23,390)	—	—	(19,085)

INCOME FROM CONTINUING OPERATIONS	176,469	69,157	63,822	249,423	(387,737)	171,134

DISCONTINUED OPERATIONS, NET
Income on discontinued operations, net of income tax expense of $3,201	—	—	5,335	—	—	5,335

NET INCOME	$176,469	$69,157	$69,157	$249,423	$(387,737)	$176,469

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidated Statements of Income For the Year Ended December 31, 2005
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$4,144	$—	$1,005,013	$200,708	$(29,157)	$1,180,708

Costs and Expenses
Cost of sales	(354)	—	889,892	93,878	(32,804)	950,612
Selling and general expenses	13,859	—	47,653	2,891	—	64,403
Other operating income, net	(877)	—	(28)	(9,496)	—	(10,401)

	12,628	—	937,517	87,273	(32,804)	1,004,614
Equity in loss of New Zealand joint venture	(1,035)	—	(376)	—	—	(1,411)

OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF NEW ZEALAND TIMBER ASSETS	(9,519)	—	67,120	113,435	3,647	174,683
Gain on sale of New Zealand timber assets	—	—	36,968	—	—	36,968

OPERATING (LOSS) INCOME	(9,519)	—	104,088	113,435	3,647	211,651
Interest expense	(1,143)	—	(27,860)	(18,235)	278	(46,960)
Interest and miscellaneous income, net	1,869	—	14,667	1,389	(278)	17,647
Equity in income from subsidiaries	182,715	82,479	—	—	(265,194)	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	173,922	82,479	90,895	96,589	(261,547)	182,338
Income tax benefit	3,599	—	16,540	—	—	20,139

	177,521	82,479	107,435	96,589	(261,547)	202,477

DISCONTINUED OPERATIONS, NET
Loss on discontinued operations, net of income tax benefit of $10,459	—	—	(24,956)	—	—	(24,956)

NET INCOME	$177,521	$82,479	$82,479	$96,589	$(261,547)	$177,521

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Balance Sheets As of December 31, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,211	$—	$173,029	$3,841	$—	$181,081
Accounts receivable, less allowance for doubtful accounts	217	—	79,142	1,709	—	81,068
Inventory	—	—	88,979	—	(4,688)	84,291
Intercompany interest receivable	—	—	—	1,137	(1,137)	—
Other current assets	12,823	—	32,226	4,731	—	49,780

Total current assets	17,251	—	373,376	11,418	(5,825)	396,220

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,819	—	36,015	1,079,385	—	1,117,219
NET PROPERTY, PLANT AND EQUIPMENT	2,147	—	342,173	1,435	—	345,755
INVESTMENT IN JOINT VENTURE	89,933	—	(27,167)	—	—	62,766
INVESTMENT IN SUBSIDIARIES	918,269	494,063	—	—	(1,412,332)	—
INTERCOMPANY/NOTES RECEIVABLE	53,397	—	12,851	14,819	(81,067)	—
OTHER ASSETS	28,692	18,772	386,762	13,260	(290,405)	157,081

TOTAL ASSETS	$1,111,508	$512,835	$1,124,010	$1,120,317	$(1,789,629)	$2,079,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,123	$—	$60,673	$2,428	$—	$66,224
Bank loans and current maturities	—	—	585	55,000	—	55,585
Accrued taxes	109	(1,687)	6,483	2,274	—	7,179
Accrued payroll and benefits	18,339	—	11,726	—	—	30,065
Accrued interest	—	2,370	1,100	11	—	3,481
Accrued customer incentives	—	—	12,350	—	—	12,350
Other current liabilities	11,719	—	12,598	9,143	—	33,460
Current liabilities for dispositions and discontinued operations	—		10,069	—	—	10,069

Total current liabilities	33,290	683	115,584	68,856	—	218,413

LONG-TERM DEBT	—	300,000	341,680	52,579	—	694,259
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	103,616	—	—	103,616
PENSION AND OTHER POSTRETIREMENT BENEFITS	67,606	—	(389)	—	—	67,217
OTHER NON-CURRENT LIABILITIES	10,333	—	3,521	16,987	(16,402)	14,439
INTERCOMPANY PAYABLE	19,182	—	65,935	55,486	(140,603)	—

TOTAL LIABILITIES	130,411	300,683	629,947	193,908	(157,005)	1,097,944

TOTAL SHAREHOLDERS’ EQUITY	981,097	212,152	494,063	926,409	(1,632,624)	981,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,111,508	$512,835	$1,124,010	$1,120,317	$(1,789,629)	$2,079,041

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Balance Sheets As of December 31, 2006
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,551	$—	$13,867	$—	$(2,247)	$40,171
Accounts receivable, less allowance for doubtful accounts	591	—	95,319	4,399	—	100,309
Inventory	—	—	81,220	24	(5,651)	75,593
Intercompany interest receivable	—	—	—	1,095	(1,095)	—
Other current assets	14,415	—	24,479	4,348	—	43,242
Timber assets held for sale	—	—	40,955	—	—	40,955

Total current assets	43,557	—	255,840	9,866	(8,993)	300,270

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,814	—	42,039	1,083,660	—	1,127,513
NET PROPERTY, PLANT AND EQUIPMENT	2,470	—	349,957	1,353	—	353,780
INVESTMENT IN JOINT VENTURE	87,445	—	(26,212)	—	—	61,233
INVESTMENT IN SUBSIDIARIES	876,639	219,594	—	—	(1,096,233)	—
INTERCOMPANY/NOTES RECEIVABLE	10,849	—	—	7,352	(18,201)	—
OTHER ASSETS	18,663	—	371,592	4,381	(272,834)	121,802

TOTAL ASSETS	$1,041,437	$219,594	$993,216	$1,106,612	$(1,396,261)	$1,964,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,860	$—	$60,738	$4,407	$(2,247)	$73,758
Bank loans and current maturities	—	—	3,550	—	—	3,550
Accrued taxes	(1,306)	—	8,003	2,566	1,931	11,194
Accrued payroll and benefits	12,404	—	12,394	81	—	24,879
Accrued interest	8,505	—	11,046	—	—	19,551
Accrued customer incentives	—	—	9,494	—	—	9,494
Other current liabilities	7,920	—	16,307	15,985	—	40,212
Payable to parent	—	—	—	2,013	(2,013)	—
Current liabilities for dispositions and discontinued operations	—	—	10,699	—	—	10,699

Total current liabilities	38,383	—	132,231	25,052	(2,329)	193,337

DEFERRED INCOME TAXES	1,055	—	5,253	—	(6,308)	—
LONG-TERM DEBT	—	—	447,220	208,227	—	655,447
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	111,817	—	—	111,817
PENSION AND OTHER POSTRETIREMENT BENEFITS	73,511	—	(208)	—	—	73,303
OTHER NON-CURRENT LIABILITIES	10,510	—	1,624	582	—	12,716
INTERCOMPANY PAYABLES	—	—	75,685	—	(75,685)	—

TOTAL LIABILITIES	123,459	—	773,622	233,861	(84,322)	1,046,620

TOTAL SHAREHOLDERS’ EQUITY	917,978	219,594	219,594	872,751	(1,311,939)	917,978

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,041,437	$219,594	$993,216	$1,106,612	$(1,396,261)	$1,964,598

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Cash Flows For the Year Ended December 31, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES
Net income	$174,269	$54,928	$56,996	$140,159	$(252,083)	$174,269
Non-cash items included in income:
Equity in income from investments in subsidiaries	(194,882)	(56,996)	—	—	251,878	—
Depreciation, depletion and amortization	—	—	78,514	76,172	—	154,686
Non-cash cost of forest fire losses	—	—	—	10,411	—	10,411
Non-cash cost of real estate sales	—	—	6,810	3,197	(1,395)	8,612
Non-cash stock-based incentive compensation expense	5,526	—	7,952	—	—	13,478
Deferred income tax (benefit) expense	(2,649)	(446)	(5,362)	—	—	(8,457)
Excess tax benefits on stock-based compensation	—	—	(7,907)	—	—	(7,907)
Other	1,850	—	5,270	—	—	7,120
Dividends from investments in subsidiaries	153,250	66,750	—	—	(220,000)	—
Decrease in accounts receivable	374	—	16,175	2,690	—	19,239
Increase in inventory	—	—	(7,370)	—	—	(7,370)
(Decrease) increase in accounts payable	(7,737)	—	1,539	(4,551)	2,247	(8,502)
Decrease (increase) in other current assets	1,592	—	52	(359)	—	1,285
Increase (decrease) in accrued liabilities	5,215	1,575	(11,712)	(5,431)	—	(10,353)
(Decrease) increase in other non-current liabilities	(8,067)	—	1,807	16,405	(16,402)	(6,257)
(Increase) decrease in non-current other assets	(12,788)	294	(13,196)	29	18,002	(7,659)
Change in intercompany accounts	23,922	—	(19,884)	(4,038)	—	—
Expenditures for dispositions and discontinued operations	—	—	(8,575)	—	—	(8,575)

CASH PROVIDED BY OPERATING ACTIVITIES	139,875	66,105	101,109	234,684	(217,753)	324,020

INVESTING ACTIVITIES
Capital expenditures	—	—	(61,073)	(35,931)	—	(97,004)
Purchase of timberlands and wood chipping facilities	—	—	(6,421)	(49,751)	33,300	(22,872)
Purchase of real estate	—	—	(4,350)	—	—	(4,350)
Proceeds from the intercompany sale of timberlands	—	—	33,300	—	(33,300)	—
Increase in restricted cash	—	—	—	(8,812)	—	(8,812)
Investment In Subsidiaries	—	(258,818)	—	—	258,818	—
Other	—	—	4,481	2,572	—	7,053

CASH USED FOR INVESTING ACTIVITIES	—	(258,818)	(34,063)	(91,922)	258,818	(125,985)

FINANCING ACTIVITIES
Issuance of debt	—	300,000	45,000	132,000	—	477,000
Repayment of debt	—	—	(153,505)	(234,421)	—	(387,926)
Dividends paid	(150,626)	—	—	—	—	(150,626)
Issuance of common shares	18,891	—	—	—	—	18,891
Excess tax benefits on stock-based compensation	—	—	7,907	—	—	7,907
Purchase of exchangeable note hedge	—	(33,480)	—	—	—	(33,480)
Proceeds from issuance of warrant	20,670	—	—	—	—	20,670
Debt issuance costs	—	(7,057)	—	—	—	(7,057)
Repurchase of common shares	(3,150)	—	—	—	—	(3,150)
Issuance of short-term intercompany notes	(50,000)	—	—	50,000	—	—
Distributions to / from Parent	—	(66,750)	192,068	(86,500)	(38,818)	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(164,215)	192,713	91,470	(138,921)	(38,818)	(57,771)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	646	—	—	646

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	(24,340)	—	159,162	3,841	2,247	140,910
Balance, beginning of year	28,551	—	13,867	—	(2,247)	40,171

Balance, end of year	$4,211	$—	$173,029	$3,841	$—	$181,081

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Cash Flows For the Year Ended December 31, 2006
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES
Net income	$176,469	$69,157	$69,157	$249,423	$(387,737)	$176,469
Income from discontinued operations	—	—	(5,335)	—	—	(5,335)
Non-cash items included in income:
Equity in income from investments in subsidiaries	(181,637)	(69,157)	—	—	250,794	—
Depreciation, depletion and amortization	—	—	82,176	57,846	(3,527)	136,495
Non-cash cost of real estate sales	—	—	22,975	2,320	(12,933)	12,362
Non-cash stock-based incentive compensation expense	4,954	—	7,124	—	—	12,078
Gain on sale of New Zealand timber assets	—	—	(7,769)	—	—	(7,769)
Deferred income tax expense (benefit)	12,813	—	(32,082)	—	—	(19,269)
Excess tax benefits on stock-based compensation	—	—	(4,143)	—	—	(4,143)
Other	1,279	—	493	—	—	1,772
Dividends from investments in subsidiaries	137,000	37,000	—	—	(174,000)	—
Decrease (increase) in accounts receivable	(50)	—	(12,487)	656	—	(11,881)
Decrease in inventory	—	—	2,742	—	—	2,742
Increase in accounts payable	5,813	—	5,440	2,343	(2,247)	11,349
(Increase) decrease in other current assets	(14,083)	—	9,003	(106)	—	(5,186)
(Decrease) increase in accrued liabilities	(2,667)	—	12,307	1,466	—	11,106
Increase (decrease) in other non-current liabilities	1,284	—	72	(276)	—	1,080
(Increase) decrease in non-current other assets	(6,815)	—	(142,570)	829	153,403	4,847
Change in intercompany accounts	(9,357)	—	2,892	6,465	—	—
Expenditures for dispositions and discontinued operations	—	—	(9,789)	—	—	(9,789)

CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	125,003	37,000	206	320,966	(176,247)	306,928

INVESTING ACTIVITIES
Capital expenditures	—	—	(73,940)	(31,522)	—	(105,462)
Purchase of timberlands	—	—	(82,741)	(195,037)	—	(277,778)
Purchase of real estate	—	—	(21,101)	—	—	(21,101)
Proceeds from the sale of NZ timberlands	—	—	21,770	—	—	21,770
Decrease in restricted cash	—	—	—	1,287	—	1,287
Other	—	—	(3,909)	—	—	(3,909)

CASH USED FOR INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	—	—	(159,921)	(225,272)	—	(385,193)

FINANCING ACTIVITIES
Issuance of debt	—	—	115,000	143,000	—	258,000
Repayment of debt	—	—	(15,310)	(143,000)	—	(158,310)
Issuance of common shares	10,771	—	—	—	—	10,771
Excess tax benefits on stock based compensation	—	—	4,143	—	—	4,143
Dividends paid	(143,883)	—	—	—	—	(143,883)
Repurchase of common shares	(560)	—	—	—	—	(560)
Distributions to Parent	—	(37,000)	(37,000)	(100,000)	174,000	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(133,672)	(37,000)	66,833	(100,000)	174,000	(29,839)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2,048	—	—	2,048

CASH AND CASH EQUIVALENTS
Decrease in cash and cash equivalents	(8,669)	—	(90,834)	(4,306)	(2,247)	(106,056)
Balance, beginning of year	37,220	—	104,701	4,306	—	146,227

Balance, end of year	$28,551	$—	$13,867	$—	$(2,247)	$40,171

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Cash Flows For the Year Ended December 31, 2005
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantor)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES
Net income	$177,521	$82,479	$82,479	$96,589	$(261,547)	$177,521
Loss from discontinued operations	—	—	24,956	—	—	24,956
Non-cash items included in income:
Equity in income from investments in subsidiaries	(182,715)	(82,479)	—	—	265,194	—
Depreciation, depletion and amortization	—	—	88,440	58,948	—	147,388
Non-cash cost of real estate sales	—	—	13,057	2,040	(3,252)	11,845
Non-cash stock-based incentive compensation expense	4,791	—	6,895	—	—	11,686
Gain on sale of New Zealand timber assets	—	—	(36,968)	—	—	(36,968)
Deferred income tax benefit	(4,054)	—	(46,729)	—	—	(50,783)
Excess tax benefits on stock-based compensation	—	—	(6,178)	—	—	(6,178)
Other	1,035	—	(2,413)	—	—	(1,378)
Dividends from investments in subsidiaries	157,000	37,000	—	—	(194,000)	—
Increase in accounts receivable	(492)	—	(243)	(687)	—	(1,422)
Increase in inventory	—	—	(9,624)	—	—	(9,624)
Increase (decrease) in accounts payable	1,529	—	(2,525)	27	—	(969)
Decrease in other current assets	2,781	—	11,657	1,248	—	15,686
Increase (decrease) in accrued liabilities	(9,160)	—	6	(133)	—	(9,287)
Increase (decrease) in other non-current liabilities	1,484	—	(879)	86	—	691
Decrease (increase) in non-current other assets	8,808	—	(17,553)	(1,182)	(395)	(10,322)
Change in intercompany accounts	29,688	—	(33,958)	4,270	—	—
Expenditures for dispositions and discontinued operations	—	—	(8,697)	—	—	(8,697)

CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	188,216	37,000	61,723	161,206	(194,000)	254,145

CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	—	7,762	—	—	7,762

INVESTING ACTIVITIES
Capital expenditures	—	—	(55,563)	(29,698)	—	(85,261)
Purchase of timberlands	—	—	—	(23,527)	—	(23,527)
Proceeds from the sale of NZ timberlands	—	—	186,771	—	—	186,771
Investment in NZ joint venture	(95,799)	—	(26,131)	—	—	(121,930)
Proceeds from the sale of other assets	—	—	13,054	—	—	13,054
Decrease in restricted cash	—	—	—	3,297	—	3,297
Other	—	—	3,853	—	—	3,853

CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(95,799)	—	121,984	(49,928)	—	(23,743)

CASH PROVIDED BY INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	—	39,600	—	—	39,600

FINANCING ACTIVITIES
Issuance of debt	—	—	95,000	55,000	—	150,000
Repayment of debt	—	—	(193,575)	(55,000)	—	(248,575)
Dividends paid	(129,249)	—	—	—	—	(129,249)
Issuance of common shares	15,121	—	—	—	—	15,121
Payment on forward currency contract	(2,506)	—	—	—	—	(2,506)
Repurchase of common shares	(356)	—	—	—	—	(356)
Distributions to Parent	—	(37,000)	(37,000)	(120,000)	194,000	—

CASH USED FOR FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(116,990)	(37,000)	(135,575)	(120,000)	194,000	(215,565)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(89)	—	—	(89)

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(24,573)	—	95,405	(8,722)	—	62,110
Balance, beginning of year	61,793	—	9,296	13,028	—	84,117

Balance, end of year	$37,220	$—	$104,701	$4,306	$—	$146,227

RAYONIER INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006, and 2005

(In Thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2007	$560	$117	$—	$677
Year ended December 31, 2006	$1,158	$(604)	$6	$560
Year ended December 31, 2005	$1,271	$298	$(411)	$1,158

(1)	Primarily collections, payments and adjustments to required reserves.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer

February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LEE M. THOMAS Lee M. Thomas (Principal Executive Officer)	Chairman of the Board, President, Chief Executive Officer and Director	February 27, 2008

/S/ HANS E. VANDEN NOORT Hans E. Vanden Noort (Principal Financial Officer)	Senior Vice President and Chief Financial Officer	February 27, 2008

* C. David Brown, II	Director

* V. Larkin Martin	Director

* James H. Hance, Jr.	Director

* Richard D. Kincaid	Director

* Paul G. Kirk, Jr.	Director

* Thomas I. Morgan	Director

* Carl S. Sloane	Director

* Ronald Townsend	Director

*By:	/s/ HANS E. VANDEN NOORT	February 27, 2008
Hans E. Vanden Noort Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Contribution, Conveyance and Assumption Agreement dated December 18, 2003 by and among Rayonier Inc., Rayonier Timberlands Operating Company, L.P., Rayonier Timberlands, L.P., Rayonier Timberlands Management, LLC, Rayonier Forest Resources, LLC, Rayland, LLC, Rayonier TRS Holdings Inc., Rayonier Minerals, LLC, Rayonier Forest Properties, LLC, Rayonier Wood Products, LLC, Rayonier Wood Procurement, LLC, Rayonier International Wood Products, LLC, Rayonier Forest Operations, LLC, Rayonier Properties, LLC and Rayonier Performance Fibers, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 22, 2007 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s May 22, 2007 Form 8-K

4.1	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

4.2	Form S-4 Registration Statement	Incorporated by reference to the Registrant’s April 26, 2004 S-4 Filing

4.3	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant’s May 6, 2004 S-4/A Filing

4.4	Purchase Agreement dated as of October 10, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s October 17, 2007 Form 8-K

4.5	Indenture related to the 3.75% Senior Exchangeable Notes due 2012, dated as of October 16, 2007, among Rayonier TRS Holdings Inc., as issuer, Rayonier Inc., as guarantor, and The Bank of New York Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to the Registrant’s October 17, 2007 Form 8-K

4.6	Registration Rights Agreement, dated October 16, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named herein.	Incorporated by reference to Exhibit 4.3 to the Registrant’s October 17, 2007 Form 8-K

4.7	Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 4.4 to the Registrant’s October 17, 2007 Form 8-K

4.8	Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 4.5 to the Registrant’s October 17, 2007 Form 8-K

4.9	Issuer Warrant Transaction Confirmation dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 4.6 to the Registrant’s October 17, 2007 Form 8-K

Exhibit No.	Description	Location

4.10	Issuer Warrant Transaction Confirmation dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant’s October 17, 2007 Form 8-K

4.11	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent.	Incorporated by reference to Exhibit 4.8 to the Registrant’s October 17, 2007 Form 8-K

4.12	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and JP Morgan Chase Bank, National Association, London Branch, as dealer.	Incorporated by reference to Exhibit 4.9 to the Registrant’s October 17, 2007 Form 8-K

10.1	Rayonier 1994 Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2006 Form 10-Q

10.2	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.3	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan), as amended*	Filed herewith

10.4	Rayonier Investment and Savings Plan for Salaried Employees*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.5	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001*	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002*	Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2003 Form 10-K

10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2003 Form 10-K

10.9	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003*	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2003 Form 10-K

10.10	Form of Indemnification Agreement between Rayonier Inc. and its Directors and Officers*	Incorporated by reference to Exhibit 10.10 to the Registrant’s December 31, 2006 Form 10-K

10.11	Rayonier Inc. Excess Benefit Plan, as amended*	Filed herewith

10.12	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.13	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 1995 Form 10-K

10.14	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended*	Filed herewith

10.15	Rayonier 2004 Incentive Stock and Management Bonus Plan, as amended*	Filed herewith

10.16	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.17	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

Exhibit No.	Description	Location

10.18	Description of 2004 Rayonier Incentive Stock and Management Bonus Plan Performance Share Awards*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2003 Form 10-K

10.19	Split-Dollar Life Insurance Agreement dated June 22, 1994 between Rayonier Inc. and Ronald M. Gross*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 1994 Form 10-Q

10.20	Amendment to Split-Dollar Life Insurance Agreement, dated July 22, 1997*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1997 Form 10-K

10.21	Deferred Compensation / Supplemental Retirement Agreement dated June 28, 1994 between Rayonier Inc. and Ronald M. Gross*	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 1994 Form 10-Q

10.22	Amendment to Deferred Compensation / Supplemental Retirement Agreement, dated July 22, 1997*	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1997 Form 10-K

10.23	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.24	Retention Agreement dated March 21, 2006 with Paul G. Boynton*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 24, 2006 Form 8-K

10.25	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.26	Description of Rayonier Key Executive Insurance Program f/k/a Rayonier Split-Dollar Life Insurance/Deferred Compensation Retention Benefit Program*	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2002 Form 10-K

10.27	Annual Corporate Bonus Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s December 13, 2007 Form 8-K

10.28	Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests	Incorporated by reference to Exhibit 10.38 to the Registrant’s June 30, 2005 Form 10-Q

10.29	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant’s June 30, 2005 Form 10-Q

10.30	Description of Rayonier 2008 Performance Share Award Program*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 13, 2007 Form 8-K

10.31	Five Year Revolving Credit Agreement among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Forest Resources, L.P. as borrowers, and the lenders and issuing banks from time to time parties thereto	Incorporated by reference to Exhibit 10.1 of the Registrant’s August 10, 2006 Form 8-K

10.32	Compensation Arrangement for Lee M. Thomas	Incorporated by reference to the Registrant’s February 28, 2007 Form 8-K

12	Statements re computation of ratios	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Location

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan.