Form 10-Q
period 2008-03-31
RAYONIER INC
filed 2008-04-24
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 1-6780

RAYONIER INC.

Incorporated in the State of North Carolina

I.R.S. Employer Identification Number 13-2607329

50 North Laura Street, Jacksonville, FL 32202

(Principal Executive Office)

Telephone Number: (904) 357-9100

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 18, 2008, there were outstanding 78,437,236 Common Shares of the Registrant.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
SALES	$284,193	$299,729

Costs and Expenses
Cost of sales	211,012	231,742
Selling and general expenses	14,944	15,845
Other operating income, net	(1,286)	(2,995)

	224,670	244,592
Equity in income of New Zealand joint venture	972	23

OPERATING INCOME	60,495	55,160
Interest expense	(11,198)	(13,619)
Interest and miscellaneous income, net	1,501	1,013

INCOME BEFORE INCOME TAXES	50,798	42,554
Provision for income taxes	(10,247)	(7,474)

NET INCOME	40,551	35,080

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	4,097	(857)
Amortization of pension and postretirement costs, net of tax provision of $561 and $561	1,346	1,324

COMPREHENSIVE INCOME	$45,994	$35,547

EARNINGS PER COMMON SHARE
Basic earnings per share	$0.52	$0.45

Diluted earnings per share	$0.51	$0.45

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146,869	$181,081
Accounts receivable, less allowance for doubtful accounts of $677 and $677	80,127	81,068
Inventory
Finished goods	59,882	63,083
Work in process	7,431	9,188
Raw materials	7,374	10,122
Manufacturing and maintenance supplies	2,049	1,898

Total inventory	76,736	84,291
Other current assets	47,360	49,780

Total current assets	351,092	396,220

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,122,292	1,117,219
PROPERTY, PLANT AND EQUIPMENT
Land	25,287	25,282
Buildings	124,078	124,030
Machinery and equipment	1,212,133	1,190,852

Total property, plant and equipment	1,361,498	1,340,164
Less-accumulated depreciation	(1,006,835)	(994,409)

	354,663	345,755

INVESTMENT IN JOINT VENTURE	68,822	62,766
OTHER ASSETS	151,872	157,081

	$2,048,741	$2,079,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$72,861	$66,224
Bank loans and current maturities	585	55,585
Accrued taxes	14,183	7,179
Accrued payroll and benefits	20,607	30,065
Accrued interest	13,436	3,481
Accrued customer incentives	10,734	12,350
Other current liabilities	38,210	33,460
Current liabilities for dispositions and discontinued operations (Note 10)	10,154	10,069

Total current liabilities	180,770	218,413

LONG-TERM DEBT	694,259	694,259
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 10)	102,371	103,616
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 12)	67,716	67,217
OTHER NON-CURRENT LIABILITIES	13,952	14,439
COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)
SHAREHOLDERS’ EQUITY
Common shares, 120,000,000 shares authorized, 78,430,685 and 78,216,696 shares issued and outstanding	489,198	487,407
Retained earnings	520,670	519,328
Accumulated other comprehensive loss	(20,195)	(25,638)

	989,673	981,097

	$2,048,741	$2,079,041

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$40,551	$35,080
Non-cash items included in income:
Depreciation, depletion and amortization	33,503	40,945
Non-cash cost of real estate sold	2,566	1,394
Non-cash stock-based incentive compensation expense	3,729	4,751
Deferred income tax provision (benefit)	3,786	(1,689)
Excess tax benefits on stock-based compensation	(954)	(2,178)
Other	1,411	1,840
Decrease (increase) in accounts receivable	941	(3,541)
Decrease in inventory	3,845	16,516
Increase (decrease) in accounts payable	2,684	(11,657)
Decrease (increase) in other current assets	77	(15,819)
Increase (decrease) in accrued liabilities	10,718	(13,831)
(Decrease) increase in other non-current liabilities	(69)	2,796
(Increase) decrease in other assets	(781)	367
Expenditures for dispositions and discontinued operations	(1,771)	(2,572)

CASH PROVIDED BY OPERATING ACTIVITIES	100,236	52,402

INVESTING ACTIVITIES
Capital expenditures	(31,831)	(31,376)
Purchase of timberlands and wood chipping facilities	(19,567)	(8,670)
Decrease (increase) in restricted cash	10,013	(14,037)
Other	3,153	7,219

CASH USED FOR INVESTING ACTIVITIES	(38,232)	(46,864)

FINANCING ACTIVITIES
Issuance of debt	—	80,000
Repayment of debt	(55,000)	(68,000)
Dividends paid	(39,128)	(36,300)
Repurchase of common shares	(3,488)	—
Issuance of common shares	596	5,051
Excess tax benefits on stock-based compensation	954	2,178

CASH USED FOR FINANCING ACTIVITIES	(96,066)	(17,071)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(150)	(167)

CASH AND CASH EQUIVALENTS
Decrease in cash and cash equivalents	(34,212)	(11,700)
Balance, beginning of year	181,081	40,171

Balance, end of period	$146,869	$28,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING ACTIVITIES:
Cash paid (received) during the period:
Interest	$641	$20,230

Income taxes	$(262)	$6,755

Non-cash investing activity:
Capital assets purchased on account	$14,037	$15,950

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (Rayonier or the Company), reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating; therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2007 Annual Report on Form 10-K.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 155 (SFAS 159). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no impact to the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). This statement establishes how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact, if any, the statement will have on its financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement addresses changes to noncontrolling interests (more commonly known as minority interests) which is the portion of equity in a subsidiary not attributable to the parent entity. Presently, the Company does not have any non-controlling interests. Therefore, the Company currently believes that the impact of SFAS 160, if any, will primarily depend on the materiality of non-controlling interests arising in future transactions, including those entered into during 2008, to which the financial statement presentation and disclosure provisions of SFAS 160 will apply.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 161 will have on its financial statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

2.	INCOME PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2008	2007
Net income	$40,551	$35,080

Shares used for determining basic earnings per common share	78,254,220	77,130,711
Dilutive effect of:
Stock options	705,050	1,107,394
Performance and restricted shares	253,017	290,116

Shares used for determining diluted earnings per common share	79,212,287	78,528,221

Basic earnings per common share:
Net income	$0.52	$0.45

Diluted earnings per common share:
Net income	$0.51	$0.45

3.	INCOME TAXES

Rayonier qualifies as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”). In general, only the Company’s taxable REIT subsidiaries (which operate the Company’s non-REIT qualified businesses) are subject to U.S. federal and state corporate income taxes. However, the Company is subject to U.S. corporate income tax on built-in gains (the excess of fair market value over tax basis for property held by the Company upon REIT election at January 1, 2004) on taxable sales of such property during the first 10 years following its election to be taxed as a REIT. Accordingly, no provision has been made for U.S. corporate income taxes, except for current and deferred taxes on certain property sales and on income from taxable REIT subsidiary operations. In addition, the Company is subject to foreign tax on non-U.S. operations.

Prohibited Transactions

As a REIT, the Company can be subject to a 100 percent tax on the gain resulting from “prohibited transactions.” The Company believes it has not engaged in any prohibited transactions since it elected REIT status.

Like-Kind Exchanges

Under current tax law, the built-in gain tax from the sale of REIT property can be eliminated if sale proceeds from “relinquished” properties are reinvested in similar property consistent with the requirements of the Code regarding like-kind exchanges (LKE), so long as the “replacement” property is owned at least until expiration of the 10 year built-in gain period (10 year period which began on January 1, 2004). However, this does not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the 10 year built-in gain period.

Undistributed Foreign Earnings

The Company has undistributed foreign earnings from its non-U.S. operations, which it intends to permanently reinvest overseas. The Company also intends to reinvest all future foreign earnings overseas. Therefore, no U.S. corporate income taxes have been provided on undistributed foreign earnings.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

3.	INCOME TAXES (Continued)

Provision for Income Taxes

The Company’s effective tax rate, before discrete item(s), increased from 16.7 percent in the first quarter of 2007 to 20.5 percent in the first quarter of 2008. The rate increased primarily due to proportionately higher earnings from the Company’s taxable REIT subsidiary. Including discrete items, the effective tax rate was 20.2 percent in first quarter 2008 versus 17.6 percent in the prior year quarter.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense ($1.4 million in first quarter 2008) and corporate overhead expenses associated with REIT activities ($2.5 million in first quarter 2008). The net tax benefit from REIT activities for first quarter 2008 was $7.7 million compared to $7.6 million in the prior year period. The Company recognized $2.9 million in LKE tax benefits during the first quarter of 2008 compared to $1.0 million in the first quarter of 2007.

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate (millions of dollars):

	Three months ended March 31,
	2008	%	2007	%
Income tax provision at U.S. statutory rate	$(17.8)	(35.0)	$(14.9)	(35.0)
State and local income taxes, net of federal benefit	(0.6)	(1.2)	(0.3)	(0.7)
REIT income not subject to federal tax	7.7	15.1	7.6	18.0
Permanent differences/other	0.3	0.6	0.5	1.0

Income tax provision before discrete items	$(10.4)	(20.5)	$(7.1)	(16.7)
Other	0.2	0.3	(0.4)	(0.9)

Income tax provision as reported	$(10.2)	(20.2)	$(7.5)	(17.6)

Tax Audits

The following table provides detail of the tax years that remain subject to examination by the Internal Revenue Service (“IRS”) and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Periods
U.S. Internal Revenue Service	2005 – 2008
State of Florida	2003 – 2008
State of Georgia	2003 – 2008
State of Alabama	2004 – 2008
New Zealand Inland Revenue	2003 – 2008

The Company is currently at the IRS appeals level related to one matter from the tax year 2003 and has other matters under review by various taxing authorities, including the examination of tax years 2005 and 2006 by the IRS. The Company believes its reported tax positions are technically sound and its “uncertain” tax position liabilities at March 31, 2008 adequately reflect the probable resolution of these items.

FIN 48 Disclosures

There were no significant changes to the Company’s uncertain tax positions in the first quarter of 2008. For a detail of the Company’s uncertain tax positions, please refer to Note 9 – Income Taxes in the 2007 Annual Report on Form 10-K.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

4.	RESTRICTED DEPOSITS

In order to qualify for LKE treatment, cash proceeds from real estate sales must be deposited with a third party intermediary and accounted for as restricted cash until qualifying replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company and reclassified as cash after 180 days. As of March 31, 2008 and December 31, 2007, the Company had $0 and $10.0 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other assets,” which were on deposit with an LKE intermediary.

5.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the three months ended March 31, 2008 and the year ended December 31, 2007 is shown below:

(Share and per share amounts not in thousands)	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	76,879,826	$450,636	$495,988	$(28,646)	$917,978
Net income	—	—	174,269	—	174,269
Dividends ($1.94 per share)	—	—	(150,929)	—	(150,929)
Issuance of shares under incentive stock plans	1,412,781	18,891	—	—	18,891
Stock-based compensation expense	—	13,478	—	—	13,478
Warrants and hedge, net	—	(355)	—	—	(355)
Excess tax benefit on stock-based compensation	—	7,907	—	—	7,907
Repurchase of common shares	(75,911)	(3,150)	—	—	(3,150)
Net loss from pension and postretirement plans	—	—	—	(3,997)	(3,997)
Foreign currency translation adjustment	—	—	—	7,005	7,005

Balance, December 31, 2007	78,216,696	$487,407	$519,328	$(25,638)	$981,097
Net income	—	—	40,551	—	40,551
Dividends ($0.50 per share)	—	—	(39,209)	—	(39,209)
Issuance of shares under incentive stock plans	293,219	596	—	—	596
Stock-based compensation expense	—	3,729	—	—	3,729
Excess tax benefit on stock-based compensation	—	954	—	—	954
Repurchase of common shares	(79,230)	(3,488)	—	—	(3,488)
Amortization of pension and postretirement costs	—	—		1,346	1,346
Foreign currency translation adjustment	—	—	—	4,097	4,097

Balance, March 31, 2008	78,430,685	$489,198	$520,670	$(20,195)	$989,673

6.	JOINT VENTURE INVESTMENT

The Company holds a 40 percent interest in a joint venture (JV) that owns approximately 343,000 acres of New Zealand timberlands. Rayonier’s investment in the JV is accounted for using the equity method of accounting. In addition to the Company having an equity investment, Rayonier New Zealand Limited (RNZ), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests, for which it receives a fee. Income from the JV is reported in the Timber segment as operating income since the Company manages the forests and its JV interest is an extension of its operations. While the JV is subject to New Zealand income taxes, its timber harvest operations are held within the REIT; therefore, the Company generally is not required to pay U.S. federal and state income taxes on its equity investment income.

A portion of the Company’s equity method investment is recorded at historical cost which generates a difference between the book value of the Company’s investment and its proportionate share of the JV’s net assets. The difference represents the Company’s unrecognized gain from RNZ’s sale of timberlands to the JV upon formation in 2005. The deferred gain will be recognized on a straight-line basis over the estimated number of years the JV expects to harvest from the timberlands. As of March 31, 2008, eight years remain.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

6.	JOINT VENTURE INVESTMENT (Continued)

The Company’s investment in the JV was $68.8 million and $62.8 million at March 31, 2008 and December 31, 2007, respectively. The increase in the investment is mainly due to the change in the exchange rate between the New Zealand Dollar and the U.S. Dollar. For the three months ended March 31, 2008 and 2007, the Company’s equity earnings from the JV were $1.0 million and $0, respectively.

7.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131): Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels under contract previously reported in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Company sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value, and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Operating income/(loss), as presented in the Condensed Consolidated Statements of Income and Comprehensive Income, is equal to segment income/(loss). Certain income/(loss) items in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains/(losses) from certain asset dispositions, interest, miscellaneous income/(expense) and income tax (provision)/benefit, are not considered by Company management to be part of segment operations.

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including corporate were as follows:

	March 31, 2008	December 31, 2007
ASSETS
Timber	$1,226,335	$1,204,253
Real Estate	58,555	65,101
Performance Fibers	467,974	466,909
Wood Products	31,336	29,307
Other Operations	28,073	29,671
Corporate and other	236,468	283,800

TOTAL	$2,048,741	$2,079,041

	Three Months Ended March 31,
	2008	2007
SALES
Timber	$47,199	$65,006
Real Estate	29,351	20,997
Performance Fibers	174,926	166,381
Wood Products	18,912	19,693
Other Operations	13,805	27,652

TOTAL	$284,193	$299,729

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

7.	SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2008	2007
OPERATING INCOME (LOSS)
Timber	$12,019	$26,267
Real Estate	21,768	15,215
Performance Fibers	37,056	27,110
Wood Products	(2,544)	(3,328)
Other Operations	(573)	(1,281)
Corporate and other	(7,231)	(8,823)

TOTAL	$60,495	$55,160

	Three Months Ended March 31,
	2008	2007
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber	$18,067	$21,773
Real Estate	2,695	2,165
Performance Fibers	11,164	15,320
Wood Products	1,444	1,592
Other Operations	8	19
Corporate and other	125	76

TOTAL	$33,503	$40,945

8.	FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

Rayonier Forest Resources, L.P. (RFR), a wholly-owned subsidiary of Rayonier Inc., previously entered into two interest rate swaps on $90 million of 8.288 percent fixed rate notes payable which matured on December 31, 2007. One swap converted interest payments from the fixed rate to six month LIBOR plus 4.99 percent on $40 million of debt, while the second swap converted interest payments from the fixed rate to six month LIBOR plus 4.7825 percent. These swaps qualified as a fair value hedge under SFAS 133. As such, the net effect from the interest rate swaps was recorded as interest expense. The interest rate differentials on the swap agreements settled every June 30 and December 31, until maturity. During the three months ended March 31, 2007, the swap agreements increased interest expense by $0.4 million.

Commodity Swap Agreements

The Company enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The Company’s commodity forward contracts do not qualify for hedge accounting under SFAS 133 and instead are required to be marked-to-market.

During the three months ended March 31, 2008 and 2007, the Company realized a gain of $0.2 million and a loss of $0.3 million, respectively, on fuel oil forward contracts. The mark-to-market adjustments are recorded in “Other operating income, net.” The mark-to-market valuation on outstanding fuel oil forward contracts at March 31, 2008 resulted in an asset of $0.2 million. At December 31, 2007, there were no outstanding fuel oil or natural gas forward contracts.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

9.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and state and foreign governmental agencies. As of March 31, 2008, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$71,778	$62,493
Guarantees (2)	6,408	73
Surety bonds (3)	9,175	1,472

Total	$87,361	$64,038

(1)

Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2008 and will be renewed as required.

(2)

In conjunction with RNZ’s sale of timberlands to the New Zealand JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaults on the bond, the Company would then have to perform. As of March 31, 2008, three annual payments, of $1.3 million each, remain. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At March 31, 2008 and December 31, 2007, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2008 and are renewed as required.

10.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include its Port Angeles, WA mill, which was closed in 1997; Southern Wood Piedmont Company (SWP), which ceased operations in 1989 except for investigation and remediation activities; Eastern Research Division (ERD), which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP is subject to the Resource Conservation and Recovery Act (RCRA), or has been designated a potentially responsible party (PRP), or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or other federal or state statutes relating to the investigation and remediation of environmentally-impacted sites, with respect to 10 former wood treating sites which are no longer operating.

An analysis of activity in the liabilities for dispositions and discontinued operations for the three months ended March 31, 2008 and the year ended December 31, 2007, is as follows:

	March 31, 2008	December 31, 2007
Balance, January 1,	$113,685	$122,516
Expenditures charged to liabilities	(1,771)	(8,575)
Additions/(reductions) to liabilities	611	(256)

Balance, end of period	112,525	113,685
Less: Current portion	(10,154)	(10,069)

Non-current portion	$102,371	$103,616

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

10.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Continued)

Rayonier has identified specific liabilities for three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) as material and requiring separate disclosure, which was presented in the Company’s 2007 Annual Report on Form 10-K. There have not been any significant changes in these sites’ liability reserves for the three months ended March 31, 2008. Rayonier accounts for environmental liabilities on an undiscounted basis. For an analysis of the activity for the three years ended December 31, 2007 and a brief description of these individually material sites, see the Company’s 2007 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

The Company estimates that expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations will be approximately $8 million in 2008 and $10 million in 2009. Such costs will be charged against its liabilities for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. The Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but may include, among other remedies, removal or treatment of contaminated soils, recovery and treatment/remediation of groundwater, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of March 31, 2008, this amount could range up to $30 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies, and in environmental remediation technology.

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

From time to time, Rayonier may become liable with respect to pending and threatened litigation and environmental and other matters. The following updates or repeats commentary included in the 2007 Annual Report on Form 10-K.

The Company has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance, and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material effect on the Company’s financial position, results of operations, or cash flow.

Legal Proceedings

Combe Fill South—In 1998, the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (DEP) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (Combe). It is alleged that the Company’s former ERD in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered, nonbinding alternative dispute resolution process is ongoing, and in March of 2006 a court-appointed neutral issued a report and recommendations. While settlement discussions have been active, no final agreement has been reached. The Company believes that its liabilities at March 31, 2008 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

Jesup Mill Consent Decree—In November 2007, the Company and the Environmental Protection Division of the Georgia Department of Natural Resources (EPD) reached agreement, subject to public comment, on a consent decree that would resolve

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

11.	CONTINGENCIES (Continued)

certain issues relating to the color of the Jesup mill’s permitted effluent discharged to the Altamaha River. Under the consent decree, Rayonier has agreed to implement a color reduction plan which will include installation of additional brown stock washing capacity (to better remove residual pulping liquors from cooked wood pulp) and oxygen delignification technology (which reduces the lignin content in the pulp prior to bleaching), spill recovery systems and modifications to certain operating practices. These projects will be completed over a seven year period pursuant to a time frame set forth in the consent decree, and the costs are expected to approximate $75.0 million. The consent decree also provides for decreasing color limits in the mill’s effluent over the seven year period as projects are completed. No citations, fines or penalties are imposed by the consent decree, except that stipulated penalties may be assessed by EPD in the event that the projects are not completed by the agreed schedule. The consent decree was published for public comment in November 2007, and on March 17, 2008, EPD executed the document as negotiated.

East Point, Georgia Notice of Violation (NOV)—On March 28, 2008, SWP received an NOV and Proposed Consent Order (the “Order”) from EPD relating to its East Point, Georgia site. The Order asserts that SWP violated conditions in its RCRA Part B permit, specifically related to SWP’s alleged failure to report the presence of oil (referred to as DNAPL, or dense non-aqueous phase liquid) in a monitoring well. Under the terms of the Order, EPD proposed a fine of $0.8 million and is demanding that SWP perform a facility-wide remedial investigation; also, based on such investigation, EPD has required that SWP prepare a new corrective action plan for the facility. Finally, EPD is requesting an immediate increase in SWP’s financial assurance for the site to $17.6 million from the current approximately $4.0 million level. (Note that financial assurance is provided for SWP via a Rayonier Inc. guaranty.) The Company is conducting a factual and legal analysis of EPD’s claims and intends to vigorously defend this matter. The Company believes that its liabilities at March 31, 2008 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

Environmental Matters

The Company is subject to stringent environmental laws and regulations concerning air emissions, water discharges, waste handling and disposal, and forestry operations. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, RCRA, as amended, CERCLA, the Endangered Species Act, and similar state laws and regulations. Management closely monitors its environmental responsibilities, and believes that the Company is in substantial compliance with current environmental requirements. Notwithstanding Rayonier’s current compliance status, many of its operations are subject to stringent and constantly evolving environmental requirements, which are often the result of legislation, regulator discretion, regulation and negotiation. As such, contingencies in this area include, without limitation:

•

The Company’s manufacturing facilities operate in accordance with various permits, which often impose operating conditions that require significant expenditures to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions, which could adversely affect the Company’s operations and financial performance.

•

As environmental laws and regulations change, and regulatory administrative and judicial interpretations of new and existing laws and regulations are made, the Company’s operations may be adversely affected.

•

In Rayonier’s forestry operations, federal, state and local laws and regulations intended to protect threatened and endangered animal and plant species and their habitat, as well as wetlands and waterways, limit, and in some cases may prevent, timber harvesting, road construction and other activities on private lands. For example, Washington, where the Company holds approximately 431,000 acres of timberlands, has among the most stringent forestry laws and regulations in the country.

•

Environmental requirements relating to real estate development, and especially in respect of wetland delineation and mitigation, stormwater management, drainage, waste disposal, and potable water supply and protection, may significantly impact the size, scope, timing, and financial returns of the Company’s projects. Moreover, multiple permits are often required for a project, and may involve a lengthy application process.

•

The Company’s discontinued operations with historical environmental contamination are subject to a number of federal, state, and local laws. As these requirements change over time, they may mandate more stringent levels of soil and groundwater investigation, remediation, and monitoring. While management believes that the Company’s current estimates are adequate, future changes to these legal requirements could adversely affect the cost and timing of its activities on these sites.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

•

Over time, the complexity and stringency of environmental laws and regulations have increased significantly, and the cost of compliance with these laws and regulations has also increased. In general, management believes these trends will continue.

It is the opinion of management that substantial expenditures will be required over the next 10 years in the area of environmental compliance. See Note 10 – Liabilities for Dispositions and Discontinued Operations for additional information regarding the Company’s environmental liabilities.

12.	EMPLOYEE BENEFIT PLANS

The Company has four qualified non-contributory defined benefit pension plans, which collectively cover substantially all employees hired prior to January 2006, and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

The net periodic benefit cost for the Company’s pension and postretirement plans (medical and life insurance) for the three months ended March 31, 2008 and 2007 are shown in the following table:

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007

Components of Net Periodic Benefit Cost
Service cost	$1,586	$1,606	$164	$155
Interest cost	3,824	3,245	628	562
Expected return on plan assets	(4,817)	(4,110)	—	—
Amortization of prior service cost	329	363	179	179
Amortization of losses	1,118	1,011	281	332

Net periodic benefit cost	$2,040	$2,115	$1,252	$1,228

The Company does not have any required pension plan contributions for 2008 and has not made any discretionary pension contributions during the three months ended March 31, 2008.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Foreign currency translation adjustments	$38,394	$34,297
Unrecognized components of employee benefit plans, net of tax	(58,589)	(59,935)

Total	$(20,195)	$(25,638)

During the three months ended March 31, 2008, the increase in net foreign currency translation adjustments was due to the change in the New Zealand to U.S. dollar exchange rate. Amortization of unrecognized components of employee pension and postretirement plan expense of $1.3 million was recognized during the three months ended March 31, 2008.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.	CONSOLIDATING FINANCIAL STATEMENTS

In October 2007, Rayonier TRS Holdings Inc. (TRS), a wholly-owned subsidiary of Rayonier Inc., issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc. and are non-callable. In connection with this offering, the Company is providing the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in 100 percent owned subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of Rayonier Inc., incurred for the benefit of its subsidiaries.

	Condensed Consolidating Statements of Income For the Three Months Ended March 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$228,846	$92,692	$(37,345)	$284,193

Costs and Expenses
Cost of sales	—	—	188,715	33,756	(11,459)	211,012
Selling and general expenses	2,526	—	11,664	754	—	14,944
Other operating (income) expense, net	(202)	—	695	(1,779)	—	(1,286)

	2,324	—	201,074	32,731	(11,459)	224,670
Equity in income (loss) of New Zealand joint venture	1,024	—	(52)	—	—	972

OPERATING (LOSS) INCOME	(1,300)	—	27,720	59,961	(25,886)	60,495
Interest income (expense)	536	(3,139)	(6,616)	(1,979)	—	(11,198)
Interest and miscellaneous income (expense), net	887	(773)	33	1,354	—	1,501
Equity in income from subsidiaries	40,957	9,952	—	—	(50,909)	—

INCOME BEFORE INCOME TAXES	41,080	6,040	21,137	59,336	(76,795)	50,798
Income tax (provision) benefit	(529)	1,467	(11,185)	—	—	(10,247)

NET INCOME	$40,551	$7,507	$9,952	$59,336	$(76,795)	$40,551

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Income For the Three Months Ended March 31, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$238,706	$67,565	$(6,542)	$299,729

Costs and Expenses
Cost of sales	(20)	—	205,027	33,669	(6,934)	231,742
Selling and general expenses	3,735	—	11,311	799	—	15,845
Other operating income, net	(17)	—	(1,608)	(1,370)	—	(2,995)

	3,698	—	214,730	33,098	(6,934)	244,592
Equity in (loss) income of New Zealand joint venture	(348)	—	371	—	—	23

OPERATING (LOSS) INCOME	(4,046)	—	24,347	34,467	392	55,160
Interest expense	(98)	—	(8,623)	(4,898)	—	(13,619)
Interest and miscellaneous income (expense), net	523	—	(900)	1,390	—	1,013
Equity in income from subsidiaries	39,785	9,395	—	—	(49,180)	—

INCOME BEFORE INCOME TAXES	36,164	9,395	14,824	30,959	(48,788)	42,554
Income tax provision	(1,084)	—	(5,429)	—	(961)	(7,474)

NET INCOME	$35,080	$9,395	$9,395	$30,959	$(49,749)	$35,080

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Balance Sheets As of March 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$(306)	$—	$139,480	$7,695	$—	$146,869
Accounts receivable, less allowance for doubtful accounts	623	—	71,856	8,376	(728)	80,127
Inventory	—	—	79,961	—	(3,225)	76,736
Intercompany interest receivable	—	—	—	1,029	(1,029)	—
Other current assets	11,577	—	31,949	3,834	—	47,360

Total current assets	11,894	—	323,246	20,934	(4,982)	351,092

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,808	—	40,409	1,080,075	—	1,122,292
NET PROPERTY, PLANT AND EQUIPMENT	1,999	—	351,197	1,467	—	354,663
INVESTMENT IN JOINT VENTURE	95,544	—	(26,722)	—	—	68,822
INVESTMENT IN SUBSIDIARIES	929,226	473,181	—	—	(1,402,407)	—
INTERCOMPANY/NOTES RECEIVABLE	38,466	—	—	10,746	(49,212)	—
OTHER ASSETS	29,306	17,960	420,450	3,615	(319,459)	151,872

TOTAL ASSETS	$1,108,243	$491,141	$1,108,580	$1,116,837	$(1,776,060)	$2,048,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,896	$—	$67,734	$1,231	$—	$72,861
Bank loans and current maturities	—	—	585	—	—	585
Accrued taxes	116	(3,673)	14,480	3,260	—	14,183
Accrued payroll and benefits	8,227	—	11,145	1,235	—	20,607
Accrued interest	21	5,156	6,940	1,319	—	13,436
Accrued customer incentives	—	—	10,734	—	—	10,734
Other current liabilities	11,903	—	15,511	12,189	(1,393)	38,210
Current liabilities for dispositions and discontinued operations	—	—	10,154	—	—	10,154

Total current liabilities	24,163	1,483	137,283	19,234	(1,393)	180,770

LONG-TERM DEBT	—	300,000	341,680	52,579	—	694,259
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	102,371	—	—	102,371
PENSION AND OTHER POSTRETIREMENT BENEFITS	68,122	—	(406)	—	—	67,716
OTHER NON-CURRENT LIABILITIES	9,938	—	3,414	18,708	(18,108)	13,952
INTERCOMPANY PAYABLE	16,347	—	51,057	40,574	(107,978)	—

TOTAL LIABILITIES	118,570	301,483	635,399	131,095	(127,479)	1,059,068

TOTAL SHAREHOLDERS’ EQUITY	989,673	189,658	473,181	985,742	(1,648,581)	989,673

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,108,243	$491,141	$1,108,580	$1,116,837	$(1,776,060)	$2,048,741

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Balance Sheets As of December 31, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,211	$—	$173,029	$3,841	$—	$181,081
Accounts receivable, less allowance for doubtful accounts	217	—	79,142	1,709	—	81,068
Inventory	—	—	88,979	—	(4,688)	84,291
Intercompany interest receivable	—	—	—	1,137	(1,137)	—
Other current assets	12,823	—	32,226	4,731	—	49,780

Total current assets	17,251	—	373,376	11,418	(5,825)	396,220

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,819	—	36,015	1,079,385	—	1,117,219
NET PROPERTY, PLANT AND EQUIPMENT	2,147	—	342,173	1,435	—	345,755
INVESTMENT IN JOINT VENTURE	89,933	—	(27,167)	—	—	62,766
INVESTMENT IN SUBSIDIARIES	918,269	494,063	—	—	(1,412,332)	—
INTERCOMPANY/NOTES RECEIVABLE	53,397	—	12,851	14,819	(81,067)	—
OTHER ASSETS	28,692	18,772	386,762	13,260	(290,405)	157,081

TOTAL ASSETS	$1,111,508	$512,835	$1,124,010	$1,120,317	$(1,789,629)	$2,079,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,123	$—	$60,673	$2,428	$—	$66,224
Bank loans and current maturities	—	—	585	55,000	—	55,585
Accrued taxes	109	(1,687)	6,483	2,274	—	7,179
Accrued payroll and benefits	18,339	—	11,726	—	—	30,065
Accrued interest	—	2,370	1,100	11	—	3,481
Accrued customer incentives	—	—	12,350	—	—	12,350
Other current liabilities	11,719	—	12,598	9,143	—	33,460
Current liabilities for dispositions and discontinued operations	—	—	10,069	—	—	10,069

Total current liabilities	33,290	683	115,584	68,856	—	218,413

LONG-TERM DEBT	—	300,000	341,680	52,579	—	694,259
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	103,616	—	—	103,616
PENSION AND OTHER POSTRETIREMENT BENEFITS	67,606	—	(389)	—	—	67,217
OTHER NON-CURRENT LIABILITIES	10,333	—	3,521	16,987	(16,402)	14,439
INTERCOMPANY PAYABLE	19,182	—	65,935	55,486	(140,603)	—

TOTAL LIABILITIES	130,411	300,683	629,947	193,908	(157,005)	1,097,944

TOTAL SHAREHOLDERS’ EQUITY	981,097	212,152	494,063	926,409	(1,632,624)	981,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,111,508	$512,835	$1,124,010	$1,120,317	$(1,789,629)	$2,079,041

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES
Net income	$40,551	$7,507	$9,952	$59,336	$(76,795)	$40,551
Non-cash items included in income:
Equity in income from investments in subsidiaries	(40,957)	(9,952)	—	—	50,909	—
Depreciation, depletion and amortization	—	—	13,395	21,624	(1,516)	33,503
Non-cash cost of real estate sold	—	—	751	2,735	(920)	2,566
Non-cash stock-based incentive compensation expense	1,417	—	2,312	—	—	3,729
Deferred income tax provision (benefit)	6	(519)	4,299	—	—	3,786
Excess tax benefits on stock-based compensation	—	—	(954)	—	—	(954)
Other	(639)	—	2,050	—	—	1,411
Dividends from investments in subsidiaries	30,000	30,000	—	—	(60,000)	—
(Increase) decrease in accounts receivable	(405)	—	7,285	(6,667)	728	941
Decrease in inventory	—	—	3,845	—	—	3,845
Increase (decrease) in accounts payable	773	—	2,378	(467)	—	2,684
Decrease (increase) in other current assets	1,246	—	(2,063)	894	—	77
(Decrease) increase in accrued liabilities	(9,906)	1,838	13,603	5,911	(728)	10,718
Increase (decrease) in other non-current liabilities	121	—	(205)	1,721	(1,706)	(69)
(Increase) decrease in other assets	(6,012)	293	(24,860)	(230)	30,028	(781)
Change in intercompany accounts	6,308	—	(11,242)	4,934	—	—
Expenditures for dispositions and discontinued operations	—	—	(1,771)	—	—	(1,771)

CASH PROVIDED BY OPERATING ACTIVITIES	22,503	29,167	18,775	89,791	(60,000)	100,236

INVESTING ACTIVITIES
Capital expenditures	—	—	(22,321)	(9,510)	—	(31,831)
Purchase of timberlands and wood chipping facilities	—	—	(3,857)	(15,710)	—	(19,567)
Decrease in restricted cash	—	—	—	10,013	—	10,013
Investment In Subsidiaries	—	833	—	—	(833)	—
Other	—	—	3,883	(730)	—	3,153

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	833	(22,295)	(15,937)	(833)	(38,232)

FINANCING ACTIVITIES
Repayment of debt	—	—	—	(55,000)	—	(55,000)
Dividends paid	(39,128)	—	—	—	—	(39,128)
Issuance of common shares	596	—	—	—	—	596
Excess tax benefits on stock-based compensation	—	—	954	—	—	954
Repurchase of common shares	(3,488)	—	—	—	—	(3,488)
Repayment of intercompany notes	15,000	—	—	(15,000)	—	—
Distributions to / from Parent	—	(30,000)	(30,833)	—	60,833	—

CASH USED FOR FINANCING ACTIVITIES	(27,020)	(30,000)	(29,879)	(70,000)	60,833	(96,066)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(150)	—	—	(150)

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(4,517)	—	(33,549)	3,854	—	(34,212)
Balance, beginning of year	4,211	—	173,029	3,841	—	181,081

Balance, end of period	$(306)	$—	$139,480	$7,695	$—	$146,869

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES
Net income	$35,080	$9,395	$9,395	$30,959	$(49,749)	$35,080
Non-cash items included in income:
Equity in income from investments in subsidiaries	(39,785)	(9,395)	—	—	49,180	—
Depreciation, depletion and amortization	—	—	17,687	23,258	—	40,945
Non-cash cost of real estate sold	—	—	943	842	(391)	1,394
Non-cash stock-based incentive compensation expense	1,948	—	2,803	—	—	4,751
Deferred income tax benefit	(692)	—	(997)	—	—	(1,689)
Excess tax benefits on stock-based compensation	—	—	(2,178)	—	—	(2,178)
Other	745	—	1,095	—	—	1,840
Dividends from investments in subsidiaries	30,000	—	—	—	(30,000)	—
Decrease (increase) in accounts receivable	406	—	(1,829)	(2,118)	—	(3,541)
Decrease in inventory	—	—	16,516	—	—	16,516
Decrease in accounts payable	(4,840)	—	(7,025)	(2,039)	2,247	(11,657)
(Increase) decrease in other current assets	(5,414)	—	(11,030)	625	—	(15,819)
(Decrease) increase in accrued liabilities	(1,162)	—	(21,745)	8,116	960	(13,831)
Increase (decrease) in other non-current liabilities	3,034	—	(234)	16,398	(16,402)	2,796
Decrease (increase) in other assets	2,190	—	(19,100)	875	16,402	367
Change in intercompany accounts	(10,782)	—	16,662	(5,880)	—	—
Expenditures for dispositions and discontinued operations	—	—	(2,572)	—	—	(2,572)

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	10,728	—	(1,609)	71,036	(27,753)	52,402

INVESTING ACTIVITIES
Capital expenditures	—	—	(21,448)	(9,928)	—	(31,376)
Purchase of timberlands and wood chipping facilities	—	—	(8,670)	—	—	(8,670)
Increase in restricted cash	—	—	—	(14,037)	—	(14,037)
Other	—	—	7,219	—	—	7,219

CASH USED FOR INVESTING ACTIVITIES	—	—	(22,899)	(23,965)	—	(46,864)

FINANCING ACTIVITIES
Issuance of debt	—	—	40,000	40,000	—	80,000
Repayment of debt	—	—	(28,000)	(40,000)	—	(68,000)
Dividends paid	(36,300)	—	—	—	—	(36,300)
Issuance of common shares	5,051	—	—	—	—	5,051
Excess tax benefits on stock-based compensation	—	—	2,178	—	—	2,178
Distributions to / from Parent	—	—	—	(30,000)	30,000	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(31,249)	—	14,178	(30,000)	30,000	(17,071)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(167)	—	—	(167)

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(20,521)	—	(10,497)	17,071	2,247	(11,700)
Balance, beginning of year	28,551	—	13,867	—	(2,247)	40,171

Balance, end of period	$8,030	$—	$3,370	$17,071	$—	$28,471

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

15.	SUBSEQUENT EVENT

In April 2008, the Company acquired approximately 56,300 acres of timberlands in the state of Washington for $213 million, funding the acquisition with $128 million of cash on hand and the remaining borrowed through the Company’s existing credit facility. The timberlands acquired will increase the Company’s existing holdings of merchantable Douglas fir and western hemlock timber and will be accounted for as an asset purchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor

When we refer to “we”, “us”, “our”, “the Company”, or “Rayonier”, we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Condensed Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.

Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier’s future financial and operational performance, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may”, “will”, “should”, “expect”, “estimate”, “believe”, “anticipate” and other similar language. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements.

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

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report on Form 10-K.

Segment Information

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131): Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels under contract previously reported in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Company sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value, and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Operating income/ (loss), as presented in the Condensed Consolidated Statements of Income and Comprehensive Income, is equal to segment income/ (loss). Certain income/ (loss) items in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains/(losses) from certain asset dispositions, interest, miscellaneous income/(expense) and income tax (provision)/benefit, are not considered by Company management to be part of segment operations.

Results of Operations, Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Financial Information (in millions)	Three Months Ended March 31,
	2008	2007
Sales
Timber	$47.2	$65.0
Real Estate
Development	0.8	3.6
Rural	23.9	17.4
Non-Strategic Timberlands	4.7	—

Total Real Estate	29.4	21.0

Performance Fibers
Cellulose Specialties	132.7	129.5
Absorbent Materials	42.2	36.9

Total Performance Fibers	174.9	166.4

Wood Products	18.9	19.7
Other operations	13.8	27.6

Total Sales	$284.2	$299.7

Operating Income (Loss)
Timber	$12.0	$26.3
Real Estate	21.8	15.2
Performance Fibers	37.1	27.1
Wood Products	(2.5)	(3.3)
Other operations	(0.6)	(1.3)
Corporate and other	(7.3)	(8.8)

Total Operating Income	60.5	55.2
Interest expense	(11.2)	(13.6)
Interest and miscellaneous income, net	1.5	1.0
Provision for income taxes	(10.2)	(7.5)

Net Income	$40.6	$35.1

Timber

Sales (in millions)		Changes Attributable to:
	2007	Price	Volume /Mix	Other	2008
Three months ended March 31,
Total Sales	$65.0	$(8.0)	$(9.3)	$(0.5)	$47.2

In first quarter 2008, sales were $18 million below the prior year period as both our Eastern and Western regions experienced lower prices and volume due to the weak housing market. Average prices declined by 16 percent and 21 percent in the East and West, respectively. In the East, the decline in sawtimber prices was partially offset by an increase in pulpwood prices due to strong demand. Volumes were down 20 percent and 25 percent in the East and West, respectively, as we reduced planned harvest levels for sawlogs due to poor market conditions.

Operating Income (in millions)		Changes Attributable to:
	2007	Price	Volume /Mix	Cost /Other	2008
Three months ended March 31,
Total Operating Income	$26.3	$(8.0)	$(7.0)	$0.7	$12.0

Operating income was 54 percent below the prior year period due to lower prices and volumes resulting from the soft housing market.

Real Estate

Sales (in millions)		Changes Attributable to:
	2007	Price	Volume	2008
Three months ended March 31,
Development	$3.6	$(0.6)	$(2.2)	$0.8
Rural	17.4	5.1	1.4	23.9
Non-Strategic timberlands	—	—	4.7	4.7

Total Sales	$21.0	$4.5	$3.9	$29.4

Operating Income (in millions)		Changes Attributable to:
	2007	Price	Volume	2008
Three months ended March 31,
Total Operating Income	$15.2	$4.5	$2.1	$21.8

Sales and operating income increased by $8 million and $7 million, respectively, from first quarter 2007 due to higher rural prices and volumes and non-strategic timberland sales. In 2008, we continued to experience strong interest in our rural properties and began selling non-strategic timberland holdings that did not meet our investment criteria. In first quarter 2008, we successfully completed two non-strategic timberland sales totaling 4,073 acres at an average price of $1,158 per acre.

Performance Fibers

Sales (in millions)		Changes Attributable to:
	2007	Price	Volume /Mix	2008
Three months ended March 31,
Cellulose Specialties	$129.5	$10.7	$(7.5)	$132.7
Absorbent Materials	36.9	4.7	0.6	42.2

Total Sales	$166.4	$15.4	$(6.9)	$174.9

In first quarter 2008, cellulose specialties’ and absorbent materials’ prices increased by 9 percent and 13 percent from the prior year period, respectively, due to strong market demand. These price increases more than offset the 6 percent decline in cellulose specialties volume due to unplanned maintenance outages.

Operating Income (in millions)		Changes Attributable to:
	2007	Price	Volume / Mix	Costs	2008
Three months ended March 31,
Total Operating Income	$27.1	$15.4	$(1.6)	$(3.8)	$37.1

Operating income was $10 million above the prior year period as increased prices and lower depreciation more than offset lower volume and higher maintenance, energy, wood chip and chemical costs.

Wood Products

Sales (in millions)		Changes Attributable to:
	2007	Price	Volume /Mix	2008
Three months ended March 31,
Total Sales	$19.7	$(1.0)	$0.2	$18.9

Sales were $1 million below the prior year period as prices declined due to the soft housing market.

Operating Loss (in millions)		Changes Attributable to:
	2007	Price	Costs	2008
Three months ended March 31,
Total Operating Loss	$(3.3)	$(1.0)	$1.8	$(2.5)

First quarter 2008 operating loss improved by $1 million from the prior year period as lower log and production costs more than offset the continuing decline in prices.

Other Operations

In first quarter 2008, sales were $13.8 million compared to $27.6 million in the prior year period. The decline in sales reflects the closure of our wood products trading business in the Northwest U.S. in May 2007. The operating loss of $0.6 million in first quarter 2008 improved by $0.7 million from first quarter 2007.

Corporate and other

Corporate expenses were $7.3 million, down $1.5 million from first quarter 2007 primarily due to lower stock-based and other incentive compensation expenses.

Interest and miscellaneous income, net

Interest expense of $11.2 million was $2.4 million below first quarter 2007 primarily due to lower interest rates resulting from our recent debt refinancing.

Interest and other miscellaneous income increased $0.5 million from the prior year period primarily due to higher cash levels in 2008.

Provision for Income Taxes

First quarter 2008 effective tax rate before discrete items was 20.5 percent compared to 16.7 percent in first quarter 2007. The increase was due to proportionately higher earnings from our taxable REIT subsidiary. Including discrete items, the first quarter 2008 effective tax rate was 20.2 percent.

See Note 3 – Income Taxes for additional information regarding the provision for income taxes.

Outlook

Due to the weak market conditions for timber and real estate, we expect that second quarter and full year 2008 earnings will be below prior year periods. However, we anticipate that the softness in those markets will be somewhat offset by the continued strength in Performance Fibers. In Real Estate, we anticipate continued interest in rural properties and non-strategic timberlands although sales will be more heavily weighted to the second half of the year. Cash available for distribution is expected to remain strong, although below 2007.

Liquidity and Capital Resources

Historically our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings help fund cyclicality and seasonality in working capital needs. Long-term debt has been used to fund major acquisitions.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of March 31, 2008	As of December 31, 2007
Cash and cash equivalents	$147	$181
Total debt	695	750
Shareholders’ equity	990	981
Total capitalization (total debt plus equity)	1,685	1,731
Debt to capital ratio	41%	43%

Cash and cash equivalents consisted primarily of marketable securities with maturities at date of acquisition of 90 days or less.

Cash Provided by Operating Activities (in millions of dollars)

	2008	2007	Increase
Three months ended March 31,	$100	$52	$48

Cash provided by operating activities increased $48 million mainly from decreased working capital requirements due to the timing of interest, tax and accounts payable payments, and the timing of Jesup’s annual planned maintenance shutdown. In 2008, Jesup’s maintenance shutdown is scheduled for the second quarter versus the first quarter of 2007.

Cash Used for Investing Activities (in millions of dollars)

	2008	2007	Decrease
Three months ended March 31,	$(38)	$(47)	$9

Cash used for investing activities decreased $9 million due to a $24 million decrease in restricted cash deposits partially offset by $20 million of timberland purchases in the first quarter of 2008 versus $9 million of wood chipping facility purchases in the first quarter of 2007.

Cash Used for Financing Activities (in millions of dollars)

	2008	2007	Increase
Three months ended March 31,	$(96)	$(17)	$(79)

Cash used for financing activities increased $79 million mainly due to higher dividend payments and debt repayment of $55 million in 2008 compared to a net borrowing of $12 million in 2007.

Expected 2008 Expenditures

There were no pension contributions made during the first quarter of 2008 or 2007; however, we anticipate making discretionary contributions of approximately $12 million in the next six months. Income tax refunds totaled $0.3 million in the first quarter of 2008 compared to payments of $7 million in 2007. We expect 2008 net income tax payments of $20 million. Capital expenditures are expected to range from $105 million to $110 million in 2008. First quarter 2008 spending for environmental costs related to dispositions and discontinued operations was $1.8 million; full year expenditures of $8 million are anticipated.

Liquidity Performance Indicators

The discussion below is presented to enhance the reader’s understanding of our liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDA) and Adjusted Cash Available for Distribution (Adjusted CAD). These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures discussed above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our financial condition and cash generating ability. EBITDA is defined by the Securities and Exchange Commission (SEC); however, Adjusted CAD as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA is a non-GAAP measure of our operating cash generating capacity. For the three months ended March 31, 2008, EBITDA was $94 million, $2 million below the prior year period due to lower operating income generated by Timber partially offset by higher Performance Fibers and Real Estate results. Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2008	2007
Cash Provided by Operating Activities	$100.2	$52.4
Non-cash cost of real estate sold	(2.6)	(1.4)
Provision for income taxes	10.2	7.5
Interest, net	9.7	12.6
Other balance sheet changes	(23.6)	25.0

EBITDA	$93.9	$96.1

A non-cash expense critical to the economics of our Real Estate business is the non-cash cost of real estate sold. EBITDA plus the non-cash cost of real estate sold for the three months ended March 31, 2008 and 2007 totaled $97 million and $98 million, respectively.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchasing our common shares, debt reduction and strategic acquisitions net of associated financing (e.g. realizing like-kind exchange benefits). We define Cash Available for Distribution (CAD) as Cash Provided by Operating Activities less capital expenditures, the tax benefits associated with certain strategic LKE acquisitions, the change in committed cash, the proceeds from matured energy forward contracts and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we also reduce CAD by mandatory debt repayments resulting in the measure entitled “Adjusted CAD.”

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2008	2007
Cash Provided by Operating Activities	$100.2	$52.4
Capital expenditures	(31.8)	(31.4)
(Increase)/decrease in committed cash	(8.0)	27.8 (a)
LKE tax benefits	(2.9)	(1.0)
Equity-based compensation adjustments	—	5.8
Other	3.9	7.2

Cash Available for Distribution	61.4	60.8
Mandatory debt repayments	—	—

Adjusted Cash Available for Distribution	$61.4	$60.8

(a)	Primarily 2006 interest paid in 2007 and previously reflected as a reduction in 2006 Adjusted CAD.

Adjusted CAD was $61 million for the three months ended March 31, 2008 and 2007. Higher cash provided by operating activities in 2008 (see above discussion) was offset by an increase in committed cash in 2008. The Adjusted CAD generated in the current period is not necessarily indicative of amounts that may be generated in future periods.

Liquidity Facilities

In October 2007, Rayonier TRS Holdings Inc. (“TRS”) issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc. and are non-callable. The $300 million in principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier Inc. The initial exchange rate is 18.24 shares per $1,000 principal based on an exchange price equal to 122 percent of the stock’s closing price of $44.93 on

October 10, 2007, or $54.81 per share. In separate transactions, TRS and Rayonier Inc., respectively, purchased an exchangeable note hedge and sold warrants which had the effect of increasing the conversion premium from 22 percent to 40 percent, to $62.90 per share.

We have a $250 million unsecured revolving credit facility with an accordion feature which allows additional borrowing above $250 million at market interest rates, in $25 million increments, up to an aggregate $100 million, provided no default exists. The facility expires in August 2011. At March 31, 2008, the available borrowing capacity was $244 million (excluding the accordion feature).

In connection with the Company’s installment notes and the $250 million revolving credit facility, covenants must be met, including ratios based on the facility’s definition of EBITDA (Covenant EBITDA). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost of real estate sold. The Company’s dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (Covenant FFO) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation, amortization and the non-cash cost of real estate sold. Under a covenant relating to the $328 million of installment notes, Rayonier Forest Resources, L.P. (“RFR”), a wholly-owned REIT subsidiary, may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At March 31, 2008, the Company is in compliance with all material covenants.

The covenants listed below, which are the most significant financial covenants in effect as of March 31, 2008, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at March 31, 2008	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	7.93	5.43
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.63	2.37
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	4.94	2.44
Dividends paid should not exceed 90 percent of Covenant FFO	90%	44%	46%

In addition to the financial covenants listed above, the installment notes, Senior Exchangeable Notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. As of March 31, 2008 and December 31, 2007, there were no excess proceeds.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

The following updates the Contractual Financial Obligations table as presented on page 38 of our 2007 Annual Report on Form 10-K.

In the first quarter of 2008, the Company finalized a consent decree with the Environmental Protection Division of the Georgia Department of Natural Resources (EPD) that resolves certain issues relating to the color of the Jesup mill’s permitted effluent discharged to the Altahama River. These projects will be completed over a seven year period pursuant to a timeframe set forth in the decree at a cost of approximately $75 million.

No material changes to guarantees or financial instruments such as letters of credit and surety bonds occurred during the first three months of 2008. See Note 9 – Guarantees, for details on the letters of credit, surety bonds and total guarantees outstanding as of March 31, 2008.

Segment EBITDA

EBITDA is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three months ended March 31, 2008 and 2007 was as follows (millions of dollars):

	Three Months Ended March 31,
	2008	2007
EBITDA
Timber	$30.1	$48.0
Real Estate	24.4	17.4
Performance Fibers	48.2	42.4
Wood Products	(1.1)	(1.7)
Other Operations	(0.6)	(1.3)
Corporate and other	(7.1)	(8.7)

Total	$93.9	$96.1

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment (millions of dollars):

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended March 31, 2008
Cash Provided by Operating Activities	$26.5	$26.2	$58.3	$(4.0)	$2.2	$(9.0)	$100.2
Less: Non-cash cost of real estate sold	—	(2.6)	—	—	—	—	(2.6)
Add: Provision for income taxes	—	—	—	—	—	10.2	10.2
Interest, net	—	—	—	—	—	9.7	9.7
Other balance sheet changes	3.6	0.8	(10.1)	2.9	(2.8)	(18.0)	(23.6)

EBITDA	$30.1	$24.4	$48.2	$(1.1)	$(0.6)	$(7.1)	$93.9

Three Months Ended March 31, 2007
Cash Provided by Operating Activities	$47.3	$19.0	$45.4	$(1.3)	$(7.3)	$(50.7)	$52.4
Less: Non-cash cost of real estate sold	—	(1.4)	—	—	—	—	(1.4)
Add: Provision for income taxes	—	—	—	—	—	7.5	7.5
Interest, net	—	—	—	—	—	12.6	12.6
Other balance sheet changes	0.7	(0.2)	(3.0)	(0.4)	6.0	21.9	25.0

EBITDA	$48.0	$17.4	$42.4	$(1.7)	$(1.3)	$(8.7)	$96.1

The following table provides sales volumes by segment:

	Three Months Ended March 31,
	2008	2007
Timber
Western region, in millions of board feet	59	79
Eastern region, in thousands of short green tons	1,312	1,643
Real Estate
Acres sold
Development	47	123
Rural	6,488	6,015
Non-strategic timberlands	4,073	—

Total	10,608	6,138
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	107	114
Absorbent materials, in thousands of metric tons	56	55
Production as a percent of capacity	94.7%	95.1%
Lumber
Sales volume, in millions of board feet	74	73

The following table provides timber sales and operating income by geographic location (millions of dollars):

	Three Months Ended
	March 31, 2008	March 31, 2007
Timber
Sales
Western	$20.6	$30.7
Eastern	24.1	31.1
New Zealand	2.5	3.2

Total	$47.2	$65.0

Operating income
Western	$8.5	$18.0
Eastern	2.5	7.8
New Zealand	1.0	0.5

Total	$12.0	$26.3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Cyclical pricing of commodity market paper pulp is one of the factors that influence Performance Fibers’ prices, particularly in the absorbent materials product line. However, since we are a non-integrated producer of specialized performance fibers for non-papermaking end uses, our high-value product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices with pricing adjustments that are less severe. The risk is mitigated somewhat by the terms of our cellulose specialty contracts which are effective into 2011 and represent nearly all of our high-value cellulose specialties production.

We periodically enter into interest rate swap agreements to manage exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At March 31, 2008, we had no interest rate swap agreements.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk; however, we intend to hold most of our debt until maturity. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers’ margins resulting from an increase or decrease in these energy costs. A hypothetical 10 percent increase/decrease in the prevailing market price of fuel oil hedged at March 31, 2008 would result in a change of $0.4 million in our pre-tax income. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. Our natural gas and fuel oil contracts do not qualify for hedge accounting and as such, mark-to-market adjustments are recorded in “Other operating income, net.” See Note 8 – Financial Instruments for outstanding forward contracts at March 31, 2008 as well as gains and losses recognized from such contracts.

Primarily all of our revenues and expenses are U.S. dollar-denominated. However, the JV is subject to the risks of foreign currency fluctuations (See Note 6 – Joint Venture Investment for additional information on the JV). At March 31, 2008, there were no outstanding forward foreign currency contracts to purchase New Zealand dollars.

For a full description of our market risk, please refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, in the 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2008.

In the quarter ended March 31, 2008, based upon the evaluation required by paragraph (d) of SEC Rules 13a-15 and 15d-15, there were no changes in our internal controls over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which are hereby incorporated by reference.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007. For a full description of these risk factors, please refer to Item 1A – Risk Factors, in the 2007 Annual Report on Form 10-K.

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

The following table provides information regarding our purchases of Rayonier common stock during the first quarter ended March 31, 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	74,230	*	$44.29	—	—
February 1, 2008 to February 29, 2008	—		—	—	—
March 1, 2008 to March 31, 2008	5,000		39.94	5,000	2,471,089

Total	79,230			5,000	2,471,089

*	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of performance shares and restricted shares under the 2004 Rayonier Incentive Stock Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of Rayonier during the first quarter of 2008.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Senior Vice President and Chief Financial Officer

April 24, 2008