Form 10-Q
period 2008-06-30
RAYONIER INC
filed 2008-07-24
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 1-6780

RAYONIER INC.

Incorporated in the State of North Carolina

I.R.S. Employer Identification Number 13-2607329

50 North Laura Street, Jacksonville, FL 32202

(Principal Executive Office)

Telephone Number: (904) 357-9100

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 21, 2008, there were outstanding 78,625,172 Common Shares of the Registrant.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended, June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
SALES	$304,867	$300,351	$589,060	$600,081

Costs and Expenses
Cost of sales	237,036	231,125	448,047	462,867
Selling and general expenses	16,862	16,122	31,806	31,967
Other operating income, net	(3,420)	(1,548)	(4,706)	(4,542)

	250,478	245,699	475,147	490,292
Equity in (loss) income of New Zealand joint venture	(804)	1,071	168	1,094

OPERATING INCOME	53,585	55,723	114,081	110,883
Interest expense	(11,726)	(13,615)	(22,924)	(27,233)
Interest and miscellaneous income, net	620	1,171	2,120	2,184

INCOME BEFORE INCOME TAXES	42,479	43,279	93,277	85,834
Provision for income taxes	(5,063)	(9,968)	(15,310)	(17,444)

NET INCOME	37,416	33,311	77,967	68,390

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(1,587)	3,128	2,509	2,270
Amortization of pension and postretirement costs, net of tax provision of $627 and $511, and $1,189 and $1,071	1,440	1,227	2,785	2,552

COMPREHENSIVE INCOME	$37,269	$37,666	$83,261	$73,212

EARNINGS PER COMMON SHARE
Basic earnings per share	$0.48	$0.43	$1.00	$0.88

Diluted earnings per share	$0.47	$0.42	$0.98	$0.87

See Notes to Condensed Consolidated Financials Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,008	$181,081
Accounts receivable, less allowance for doubtful accounts of $586 and $677	99,023	81,068
Inventory
Finished goods	76,459	63,083
Work in process	6,494	9,188
Raw materials	7,253	10,122
Manufacturing and maintenance supplies	2,327	1,898

Total inventory	92,533	84,291
Other current assets	61,912	49,780

Total current assets	274,476	396,220

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,285,750	1,117,219
PROPERTY, PLANT AND EQUIPMENT
Land	24,983	25,282
Buildings	124,165	124,030
Machinery and equipment	1,228,106	1,190,852

Total property, plant and equipment	1,377,254	1,340,164
Less-accumulated depreciation	(1,017,183)	(994,409)

	360,071	345,755

INVESTMENT IN JOINT VENTURE	64,769	62,766
OTHER ASSETS	166,804	157,081

	$2,151,870	$2,079,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$78,814	$66,224
Bank loans and current maturities	585	55,585
Accrued taxes	15,223	7,179
Accrued payroll and benefits	18,192	30,065
Accrued interest	3,992	3,481
Accrued customer incentives	8,279	12,350
Other current liabilities	41,406	33,460
Current liabilities for dispositions and discontinued operations (Note 11)	10,474	10,069

Total current liabilities	176,965	218,413

LONG-TERM DEBT	794,259	694,259
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 11)	98,399	103,616
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 13)	68,218	67,217
OTHER NON-CURRENT LIABILITIES	18,412	14,439
COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
SHAREHOLDERS’ EQUITY
Common shares, 120,000,000 shares authorized 78,623,522 and 78,216,696 shares issued and outstanding	497,167	487,407
Retained earnings	518,794	519,328
Accumulated other comprehensive loss	(20,344)	(25,638)

	995,617	981,097

	$2,151,870	$2,079,041

See Notes to Condensed Consolidated Financials Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$77,967	$68,390
Non-cash items included in net income:
Depreciation, depletion and amortization	71,899	77,997
Non-cash cost of forest fire losses	—	9,601
Non-cash cost of real estate sold	4,606	3,578
Non-cash stock-based incentive compensation expense	7,075	7,597
Deferred income tax provision	6,943	988
Excess tax benefits on stock-based compensation	(2,088)	(4,675)
Other	2,926	2,759
(Increase) decrease in accounts receivable	(17,955)	418
Decrease in inventory	8,126	6,011
Increase (decrease) in accounts payable	10,009	(7,103)
Increase in other current assets	(14,303)	(7,694)
Increase (decrease) in accrued liabilities	1,421	(23,115)
Increase in other non-current liabilities	545	3,911
Decrease (increase) in other assets	1,096	(1,392)
Expenditures for dispositions and discontinued operations	(3,394)	(5,671)

CASH PROVIDED BY OPERATING ACTIVITIES	154,873	131,600

INVESTING ACTIVITIES
Capital expenditures	(59,881)	(51,162)
Purchase of timberlands and wood chipping facilities	(229,424)	(11,668)
Decrease (increase) in restricted cash	6,591	(43,213)
Other	(1,510)	102

CASH USED FOR INVESTING ACTIVITIES	(284,224)	(105,941)

FINANCING ACTIVITIES
Issuance of debt	120,000	100,000
Repayment of debt	(75,000)	(93,000)
Dividends paid	(78,343)	(72,749)
Repurchase of common shares	(3,738)	—
Issuance of common shares	4,335	11,256
Excess tax benefits on stock-based compensation	2,088	4,675

CASH USED FOR FINANCING ACTIVITIES	(30,658)	(49,818)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(64)	290

CASH AND CASH EQUIVALENTS
Decrease in cash and cash equivalents	(160,073)	(23,869)
Balance, beginning of year	181,081	40,171

Balance, end of period	$21,008	$16,302

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING ACTIVITIES:
Cash paid during the period:
Interest	$21,022	$42,797

Income taxes	$3,840	$15,653

Non-cash investing activity:
Capital assets purchased on account	$12,665	$8,702

See Notes to Condensed Consolidated Financials Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (“Rayonier” or “the Company”), reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating; therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2007 Annual Report on Form 10-K.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. Adoption of SFAS 157 did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure selected financial assets and liabilities at fair value. The Company did not elect to adopt the provisions of SFAS 159 for existing instruments eligible on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This statement modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact, if any, the statement will have on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement addresses changes to noncontrolling interests (more commonly known as minority interests) which is the portion of equity in a subsidiary not attributable to the parent entity. Presently, the Company does not have any non-controlling interests. Therefore, the Company currently believes that the impact of SFAS 160, if any, will primarily depend on the materiality of non-controlling interests arising in future transactions, including those entered into during 2008, to which the financial statement presentation and disclosure provisions of SFAS 160 will apply.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 161 will have on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. ARB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP ARB 14-1”). FSP ARB 14-1 requires that entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s convertible debt is within the scope of FSP ARB 14-1. The Company is in the process of determining the impact the statement will have on its financial condition, results of operations and cash flows.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

2.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$37,416	$33,311	$77,967	$68,390

Shares used for determining basic earnings per
common share	78,377,396	77,446,494	78,315,808	77,298,865
Dilutive effect of:
Stock options	716,053	963,245	716,557	988,325
Performance and restricted shares	304,038	356,953	278,336	296,056

Shares used for determining diluted earnings
per common share	79,397,487	78,766,692	79,310,701	78,583,246

Earnings per share:
Basic	$0.48	$0.43	$1.00	$0.88

Diluted	$0.47	$0.42	$0.98	$0.87

3.	INCOME TAXES

Rayonier is a real estate investment trust (“REIT”). In general, only the Company’s taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualified activities, are subject to U.S. federal and state corporate income taxes. However, the Company is subject to U.S. corporate income tax on built-in gains (the excess of fair market value over tax basis for property held by the Company upon REIT election at January 1, 2004) on taxable sales of such built-in gain property during the first 10 years following the election to be taxed as a REIT. Accordingly, the only provision for U.S. corporate income taxes relates to current and deferred taxes on certain property sales and on income from taxable REIT subsidiary operations. In addition, the Company is subject to foreign tax on non-U.S. operations.

Prohibited Transactions

As a REIT, the Company can be subject to a 100 percent tax on the gain resulting from “prohibited transactions.” The Company believes it has not engaged in any prohibited transactions since it elected REIT status.

Like-Kind Exchanges

Under current tax law, the built-in gain tax from the sale of REIT property can be eliminated if sale proceeds from “relinquished” properties are reinvested in similar property consistent with the like-kind exchange (“LKE”) requirements of the Internal Revenue Code of 1986, as amended, so long as the “replacement” property is owned at least until expiration of the built-in gain period (10-year period which began on January 1, 2004). However, this does not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the built-in gain period.

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

Provision for Income Taxes

The following table reconciles the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and six months ended June 30 (dollars in millions):

	Three months ended June 30,
	2008	%	2007	%
Income tax provision at U.S. statutory rate	$(14.8)	(35.0)	$(15.1)	(35.0)
State and local income taxes, net of federal benefit	(0.2)	(0.5)	(0.4)	(0.8)
REIT income not subject to federal tax	10.2	24.0	6.1	14.0
Permanent differences/other	(0.2)	(0.2)	0.4	0.9

Income tax provision before discrete items	$(5.0)	(11.7)	$(9.0)	(20.9)
Discrete items	(0.1)	(0.2)	(1.0)	(2.1)

Income tax provision as reported	$(5.1)	(11.9)	$(10.0)	(23.0)

	Six months ended June 30,
	2008	%	2007	%
Income tax provision at U.S. statutory rate	$(32.6)	(35.0)	$(30.0)	(35.0)
State and local income taxes, net of federal benefit	(0.8)	(0.9)	(0.7)	(0.8)
REIT income not subject to federal tax	17.9	19.1	13.7	16.0
Permanent differences/other	0.1	0.3	0.9	1.0

Income tax provision before discrete items	$(15.4)	(16.5)	$(16.1)	(18.8)
Discrete items	0.1	0.1	(1.3)	(1.5)

Income tax provision as reported	$(15.3)	(16.4)	$(17.4)	(20.3)

The Company’s effective tax rate was 11.9 percent and 23.0 percent for the three months ended June 30, 2008 and 2007, and 16.4 percent and 20.3 percent for the six months ended June 30, 2008 and 2007, respectively. The rates decreased primarily due to proportionately lower expected earnings from the Company’s taxable REIT subsidiary.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT, including LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense of $1.3 million and $2.7 million for the three and six months ended June 30, 2008, respectively, and corporate overhead expenses associated with REIT activities of $2.9 million and $5.4 million for the same periods. The Company recognized $5.7 million in LKE tax benefits during the six months ended June 30, 2008 compared to $2.4 million in the six months ended June 30, 2007.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

Tax Audits

The following table provides detail of the tax years that remain subject to examination by the Internal Revenue Service (“IRS”) and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Periods
U.S. Internal Revenue Service	2005 – 2008
State of Florida	2003 – 2008
State of Georgia	2003 – 2008
State of Alabama	2003 – 2008
New Zealand Inland Revenue	2004 – 2008

The Company is currently at the Appeals administrative level related to one matter from the IRS examination of tax year 2003 and has other matters under review by various taxing authorities, including the examination of tax years 2005 and 2006 by the IRS. The Company believes its reported tax positions are technically sound and its “uncertain” tax position liabilities at June 30, 2008 adequately reflect the probable resolution of these items.

FIN 48 Disclosures

There were no significant changes to the Company’s uncertain tax positions for the six months ended June 30, 2008. For a detail of the Company’s uncertain tax positions, please refer to Note 9 – Income Taxes in the 2007 Annual Report on Form 10-K.

4.	RESTRICTED DEPOSITS

For certain real estate sales to qualify for LKE treatment, the sales proceeds must be deposited with a third party intermediary and accounted for as restricted cash until qualifying replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company and reclassified as cash after 180 days. As of June 30, 2008 and December 31, 2007, the Company had $3.4 million and $10.0 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other assets,” which were on deposit with an LKE intermediary.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

5.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the six months ended June 30, 2008 and the year ended December 31, 2007 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	76,879,826	$450,636	$495,988	$(28,646)	$917,978
Net income	—	—	174,269	—	174,269
Dividends ($1.94 per share)	—	—	(150,929)	—	(150,929)
Issuance of shares under incentive stock plans	1,412,781	18,891	—	—	18,891
Stock-based compensation expense	—	13,478	—	—	13,478
Warrants and hedge, net	—	(355)	—	—	(355)
Excess tax benefit on stock-based compensation	—	7,907	—	—	7,907
Repurchase of common shares	(75,911)	(3,150)	—	—	(3,150)
Net loss from pension and postretirement plans	—	—	—	(3,997)	(3,997)
Foreign currency translation adjustment	—	—	—	7,005	7,005

Balance, December 31, 2007	78,216,696	$487,407	$519,328	$(25,638)	$981,097
Net income	—	—	77,967	—	77,967
Dividends ($1.00 per share)	—	—	(78,501)	—	(78,501)
Issuance of shares under incentive stock plans	491,322	4,335	—	—	4,335
Stock-based compensation expense	—	7,075	—	—	7,075
Excess tax benefit on stock-based compensation	—	2,088	—	—	2,088
Repurchase of common shares	(84,496)	(3,738)	—	—	(3,738)
Amortization of pension and postretirement costs	—	—	—	2,785	2,785
Foreign currency translation adjustment	—	—	—	2,509	2,509

Balance, June 30, 2008	78,623,522	$497,167	$518,794	$(20,344)	$995,617

6.	TIMBERLANDS ACQUISITION

In April 2008, the Company acquired approximately 56,300 acres of timberlands in the state of Washington for $213 million, funding the acquisition with $128 million of cash on hand and borrowings from the Company’s existing credit facility. This acquisition increased the Company’s existing holdings of merchantable Douglas fir and western hemlock timber and was accounted for as an asset purchase.

7.	JOINT VENTURE INVESTMENT

The Company holds a 40 percent interest in a joint venture (“JV”) that owns approximately 340,000 acres of New Zealand timberlands. Rayonier’s investment in the JV is accounted for using the equity method of accounting. In addition to the Company having an equity investment, Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests, for which it receives a fee. Income from the JV is reported in the Timber segment as operating income since the Company manages the forests and its JV interest is an extension of its operations. While the JV is subject to New Zealand income taxes, the Company generally is not required to pay U.S. federal and state income taxes on its equity investment income as it is a REIT subsidiary.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The Company’s investment in the JV was $64.8 million and $62.8 million at June 30, 2008 and December 31, 2007, respectively. The increase in the investment is mainly due to the change in the exchange rate between the New Zealand Dollar and the U.S. Dollar. For the three and six months ended June 30, 2008, the Company recognized an equity loss of $0.8 million and equity earnings of $0.2 million, respectively. For the three and six months ended June 30, 2007, the Company’s equity earnings were $1.1 million.

8.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”): Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels previously reported in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Company sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value, and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Operating income(loss), as presented in the Condensed Consolidated Statements of Income and Comprehensive Income, is equal to segment income(loss). Certain income(loss) items in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains(losses) from certain asset dispositions, interest income(expense), miscellaneous income(expense) and income tax (provision)benefit, are not considered by Company management to be part of segment operations.

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	June 30, 2008	December 31, 2007
ASSETS
Timber	$1,381,963	$1,204,253
Real Estate	92,975	65,101
Performance Fibers	501,395	466,909
Wood Products	30,383	29,307
Other Operations	33,063	29,671
Corporate and other	112,091	283,800

TOTAL	$2,151,870	$2,079,041

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
SALES
Timber	$55,258	$56,701	$102,457	$121,706
Real Estate	23,425	29,154	52,776	50,151
Performance Fibers	187,121	167,840	362,047	334,222
Wood Products	24,489	23,774	43,401	43,467
Other Operations	14,574	22,892	28,379	50,499
Corporate and other	—	(10)	—	36

TOTAL	$304,867	$300,351	$589,060	$600,081

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
OPERATING INCOME (LOSS)
Timber (a)	$9,485	$11,036	$21,505	$37,305
Real Estate	14,616	23,939	36,384	39,154
Performance Fibers	36,747	30,970	73,803	58,080
Wood Products	(338)	(681)	(2,882)	(4,009)
Other Operations	1,092	(974)	519	(2,255)
Corporate and other	(8,017)	(8,567)	(15,248)	(17,392)

TOTAL	$53,585	$55,723	$114,081	$110,883

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber (a)	$21,406	$26,164	$39,473	$47,937
Real Estate	2,633	990	5,328	3,155
Performance Fibers	12,837	17,811	24,001	33,131
Wood Products	1,363	1,604	2,807	3,196
Other Operations	8	10	17	30
Corporate and other	149	74	273	149

TOTAL	$38,396	$46,653	$71,899	$87,598

(a) Three and six months ended June 30, 2007 includes the $10.1 million forest fire loss.

9.	FINANCIAL INSTRUMENTS

Commodity Swap Agreements

The Company enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The Company’s commodity forward contracts do not qualify for hedge accounting under SFAS 133 and instead are required to be marked-to-market.

During the three and six months ended June 30, 2008, the Company realized a gain of $0.9 million and $1.1 million, respectively, on fuel oil forward contracts. During the three and six months ended June 30, 2007, the Company realized a de minimus gain and a loss of $0.3 million, respectively, on fuel oil forward contracts. The mark-to-market adjustments are recorded in “Other operating income, net.” The mark-to-market valuation on outstanding fuel oil forward contracts at June 30, 2008 resulted in an asset of $0.9 million. At December 31, 2007, there were no outstanding fuel oil or natural gas forward contracts.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

10.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and state and foreign governmental agencies. As of June 30, 2008, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$71,778	$62,471
Guarantees (2)	5,119	63
Surety bonds (3)	9,789	1,441

Total	$86,686	$63,975

(1)

Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2008 and will be renewed as required.

(2)

In conjunction with RNZ’s sale of timberlands to the New Zealand JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaults on the bond, the Company would then have to perform. As of June 30, 2008, two annual payments, of $1.3 million each, remain. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At June 30, 2008 and December 31, 2007, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2009 and are renewed as required.

11.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include its Port Angeles, WA mill, which was closed in 1997; Southern Wood Piedmont Company (“SWP”), which ceased operations in 1989 except for investigation and remediation activities; the Eastern Research Division (“ERD”), which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP is subject to the Resource Conservation and Recovery Act (“RCRA”), or has been designated a potentially responsible party, or has had other claims made against it, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and/or other federal or state statutes relating to the investigation and remediation of environmentally-impacted sites, with respect to 10 former SWP wood treating sites which are no longer operating.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

An analysis of activity in the liabilities for dispositions and discontinued operations for the six months ended June 30, 2008 and the year ended December 31, 2007, is as follows:

	June 30, 2008		December 31, 2007
Balance, January 1,	$113,685		$122,516
Expenditures charged to liabilities	(3,394)		(8,575)
Additions/(reductions) to liabilities	(1,418	) *	(256)

Balance, end of period	108,873		113,685
Less: Current portion	(10,474)		(10,069)

Non-current portion	$98,399		$103,616

* Includes $2.1 million reserve reduction for Combe Fill South lawsuit. See Note 12 - Contingencies.

Rayonier has identified specific liabilities for three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) as material and requiring separate disclosure, which was presented in the Company’s 2007 Annual Report on Form 10-K. There have not been any significant changes in these sites’ liability reserves for the six months ended June 30, 2008. Rayonier accounts for environmental liabilities on an undiscounted basis. For an analysis of the activity for the three years ended December 31, 2007 and a brief description of these individually material sites, see the Company’s 2007 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

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

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of June 30, 2008, this amount could range up to $30 million and arises from uncertainty over the effectiveness of treatments, additional contamination that may be discovered, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies, and in environmental remediation technology.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

Legal Proceedings

Combe Fill South—In 1998, the U.S. Environmental Protection Agency (“EPA”) and the New Jersey Department of Environmental Protection (“DEP”) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (“Combe”). It is alleged that the Company’s former ERD in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered mediation process has been ongoing. In second quarter 2008, a tentative settlement of this matter was reached, subject to finalization of documentation and court approval, resulting in the Company’s liability of approximately $0.3 million, a reduction of the prior reserve by $2.1 million. The Company believes that its liabilities at June 30, 2008 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

Jesup Mill Consent Decree—In November 2007, the Company and the Environmental Protection Division of the Georgia Department of Natural Resources (“EPD”) reached agreement, subject to public comment, on a consent decree that would resolve certain issues relating to the color of the Jesup mill’s permitted effluent discharged to the Altamaha River. Under the consent decree, Rayonier has agreed to implement a color reduction plan which will include installation of additional brown stock washing capacity (to better remove residual pulping liquors from cooked wood pulp) and oxygen delignification technology (which reduces the lignin content in the pulp prior to bleaching), spill recovery systems and modifications to certain operating practices. These projects will be completed over a seven year period pursuant to a time frame set forth in the consent decree, and the costs are expected to approximate $75.0 million. The consent decree also provides for decreasing color limits in the mill’s effluent over the seven year period as projects are completed. No citations, fines or penalties are imposed by the consent decree, except that stipulated penalties may be assessed by EPD in the event that the projects are not completed by the agreed schedule. The public comment period has passed and the consent decree is now final.

East Point, Georgia Notice of Violation (“NOV”)—On March 28, 2008, SWP received an NOV and Proposed Consent Order (the “Order”) from EPD relating to its East Point, Georgia site. The Order asserts that SWP violated conditions in its RCRA Part B permit, specifically related to SWP’s alleged failure to report the presence of oil (referred to as DNAPL, or dense non-aqueous phase liquid) in a monitoring well. Under the terms of the Order, EPD proposed a fine of $0.8 million and is demanding that SWP perform a facility-wide remedial investigation; also, based on such investigation, EPD has required that SWP prepare a new corrective action plan for the facility. Finally, EPD is requesting an immediate increase in SWP’s financial assurance for the site to $17.6 million from the current level of approximately $4.0 million. (Note that financial assurance is provided for SWP via a Rayonier Inc. guaranty.) The Company is conducting a factual and legal analysis of EPD’s claims and intends to vigorously defend this matter. The Company believes its liabilities at June 30, 2008 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

Environmental Matters

The Company is subject to stringent environmental laws and regulations concerning air emissions, water discharges, waste handling and disposal, and forestry operations. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, RCRA, CERCLA, the Endangered Species Act, and similar state laws and regulations. Management closely monitors its environmental responsibilities, and believes that the Company is in substantial compliance with current environmental requirements. Notwithstanding Rayonier’s current compliance status, many of its operations are subject to stringent and constantly evolving environmental requirements, which are often the result of legislation, regulator discretion, regulation and negotiation. As such, contingencies in this area include, without limitation:

•

The Company’s manufacturing facilities operate in accordance with various permits, which often impose conditions that require significant expenditures to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions, which could adversely affect the Company’s operations and financial performance.

•

As environmental laws and regulations change, and regulatory administrative and judicial interpretations of new and existing laws and regulations are made, the Company’s operations may be adversely affected.

•

In Rayonier’s forestry operations, federal, state and local laws and regulations intended to protect threatened and endangered animal and plant species and their habitat, as well as wetlands and waterways, limit, and in some cases may prevent, timber harvesting, road construction and other activities on private lands. For example, Washington, where the Company holds approximately 426,000 acres of timberlands, has among the most stringent forestry laws and regulations in the country.

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

The net periodic benefit cost for the Company’s pension and postretirement plans (medical and life insurance) for the three and six months ended June 30, 2008 and 2007 are shown in the following table:

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$1,718	$1,898	$177	$167
Interest cost	4,142	3,832	680	699
Expected return on plan assets	(5,459)	(4,500)	—	—
Amortization of prior service cost	357	334	195	194
Amortization of losses	1,211	933	304	277

Net periodic benefit cost	$1,969	$2,497	$1,356	$1,337

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$3,304	$3,504	$341	$322
Interest cost	7,966	7,077	1,308	1,261
Expected return on plan assets	(10,276)	(8,610)	—	—
Amortization of prior service cost	686	697	374	373
Amortization of losses	2,329	1,944	585	609

Net periodic benefit cost	$4,009	$4,612	$2,608	$2,565

The Company does not have any required pension plan contributions for 2008 and has not made any discretionary pension contributions during the six months ended June 30, 2008.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Foreign currency translation adjustments	$36,806	$34,297
Unrecognized components of employee benefit plans, net of tax	(57,150)	(59,935)

Total	$(20,344)	$(25,638)

During the six months ended June 30, 2008, the increase in net foreign currency translation adjustments was due to the change in the New Zealand to U.S. dollar exchange rate. Amortization of unrecognized components of employee pension and postretirement plan expense of $1.4 million and $2.8 million was recognized during the three and six months ended June 30, 2008, respectively.

15.	CONSOLIDATING FINANCIAL STATEMENTS

In October 2007, Rayonier TRS Holdings Inc. (“TRS”), a wholly-owned subsidiary of Rayonier Inc., issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc. and are non-callable. In connection with this offering, the Company is providing the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of Rayonier Inc., incurred for the benefit of its subsidiaries.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars amounts in thousands unless otherwise stated)

	Condensed Consolidating Statements of Income For the Three Months Ended June 30, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$263,434	$203,135	$(161,702)	$304,867

Costs and Expenses
Cost of sales	—	—	221,000	63,644	(47,608)	237,036
Selling and general expenses	2,820	—	13,225	817	—	16,862
Other operating expense (income), net	142	—	(2,481)	(1,081)	—	(3,420)

	2,962	—	231,744	63,380	(47,608)	250,478
Equity in (loss) income of New Zealand joint venture	(1,027)	—	223	—	—	(804)

OPERATING (LOSS) INCOME	(3,989)	—	31,913	139,755	(114,094)	53,585
Interest income (expense)	92	(3,166)	(7,299)	(1,357)	4	(11,726)
Interest and miscellaneous income (expense), net	891	(774)	(661)	1,229	(65)	620
Equity in income from subsidiaries	40,926	17,916	—	—	(58,842)	—

INCOME BEFORE INCOME TAXES	37,920	13,976	23,953	139,627	(172,997)	42,479
Income tax (provision) benefit	(504)	1,478	(6,037)	—	—	(5,063)

NET INCOME	$37,416	$15,454	$17,916	$139,627	$(172,997)	$37,416

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	Condensed Consolidating Statements of Income For the Three Months Ended June 30, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$236,521	$73,803	$(9,973)	$300,351

Costs and Expenses
Cost of sales	(119)	—	201,699	39,537	(9,992)	231,125
Selling and general expenses	3,348	—	11,907	867	—	16,122
Other operating income, net	(94)	—	(146)	(1,308)	—	(1,548)

	3,135	—	213,460	39,096	(9,992)	245,699
Equity in income of New Zealand joint venture	330	—	741	—	—	1,071

OPERATING (LOSS) INCOME	(2,805)	—	23,802	34,707	19	55,723
Interest expense	(72)	—	(8,674)	(4,903)	34	(13,615)
Interest and miscellaneous income (expense), net	147	—	(1,057)	2,115	(34)	1,171
Equity in income from subsidiaries	37,681	8,310	—	—	(45,991)	—

INCOME BEFORE INCOME TAXES	34,951	8,310	14,071	31,919	(45,972)	43,279
Income tax provision	(1,640)	—	(5,761)	—	(2,567)	(9,968)

NET INCOME	$33,311	$8,310	$8,310	$31,919	$(48,539)	$33,311

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	Condensed Consolidating Statements of Income For the Six Months Ended June 30, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$492,280	$295,827	$(199,047)	$589,060

Costs and Expenses
Cost of sales	—	—	409,715	97,399	(59,067)	448,047
Selling and general expenses	5,346	—	24,889	1,571	—	31,806
Other operating income, net	(60)	—	(1,786)	(2,860)	—	(4,706)

	5,286	—	432,818	96,110	(59,067)	475,147
Equity in (loss) income of New Zealand joint venture	(3)	—	171	—	—	168

OPERATING (LOSS) INCOME	(5,289)	—	59,633	199,717	(139,980)	114,081
Interest income (expense)	628	(6,305)	(13,915)	(3,336)	4	(22,924)
Interest and miscellaneous income (expense), net	1,778	(1,547)	(628)	2,583	(66)	2,120
Equity in income from subsidiaries	81,883	27,868	—	—	(109,751)	—

INCOME BEFORE INCOME TAXES	79,000	20,016	45,090	198,964	(249,793)	93,277
Income tax (provision) benefit	(1,033)	2,945	(17,222)	—	—	(15,310)

NET INCOME	$77,967	$22,961	$27,868	$198,964	$(249,793)	$77,967

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	Condensed Consolidating Statements of Income For the Six Months Ended June 30, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$475,227	$141,369	$(16,515)	$600,081

Costs and Expenses
Cost of sales	(139)	—	406,726	73,206	(16,926)	462,867
Selling and general expenses	7,083	—	23,218	1,666	—	31,967
Other operating (income) expense, net	(111)	—	(1,754)	(2,677)	—	(4,542)

	6,833	—	428,190	72,195	(16,926)	490,292
Equity in (loss) income of New Zealand joint venture	(18)	—	1,112	—	—	1,094

OPERATING (LOSS) INCOME	(6,851)	—	48,149	69,174	411	110,883
Interest expense	(170)	—	(17,297)	(9,800)	34	(27,233)
Interest and miscellaneous income (expense), net	670	—	(1,956)	3,504	(34)	2,184
Equity in income from subsidiaries	77,465	17,705	—	—	(95,170)	—

INCOME BEFORE INCOME TAXES	71,114	17,705	28,896	62,878	(94,759)	85,834
Income tax provision	(2,724)	—	(11,191)	—	(3,529)	(17,444)

NET INCOME	$68,390	$17,705	$17,705	$62,878	$(98,288)	$68,390

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	Condensed Consolidating Balance Sheets As of June 30, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,658	$—	$5,714	$7,636	$—	$21,008
Accounts receivable, less allowance for doubtful accounts	47	—	94,477	4,499	—	99,023
Inventory	—	—	137,207	—	(44,674)	92,533
Intercompany interest receivable	—	—	—	1,042	(1,042)	—
Other current assets	11,162	—	47,271	3,479	—	61,912

Total current assets	18,867	—	284,669	16,656	(45,716)	274,476

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,807	—	98,644	1,185,299	—	1,285,750
NET PROPERTY, PLANT AND EQUIPMENT	2,483	—	356,121	1,467	—	360,071
INVESTMENT IN JOINT VENTURE	91,226	—	(26,457)	—	—	64,769
INVESTMENT IN SUBSIDIARIES	962,654	486,884	—	—	(1,449,538)	—
INTERCOMPANY/NOTES RECEIVABLE	26,344	—	32,550	6,813	(65,707)	—
OTHER ASSETS	24,525	17,028	508,197	7,515	(390,461)	166,804

TOTAL ASSETS	$1,127,906	$503,912	$1,253,724	$1,217,750	$(1,951,422)	$2,151,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,905	$—	$74,090	$819	$—	$78,814
Bank loans and current maturities	—	—	585	—	—	585
Accrued taxes	67	(5,659)	15,529	5,286	—	15,223
Accrued payroll and benefits	8,101	—	8,991	1,100	—	18,192
Accrued interest	21	2,375	1,575	21	—	3,992
Accrued customer incentives	—	—	8,279	—	—	8,279
Other current liabilities	11,766	—	13,996	15,644	—	41,406
Current liabilities for dispositions and discontinued operations	—	—	10,474	—	—	10,474

Total current liabilities	23,860	(3,284)	133,519	22,870	—	176,965

LONG-TERM DEBT	—	300,000	441,680	52,579	—	794,259
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	98,399	—	—	98,399
PENSION AND OTHER POSTRETIREMENT BENEFITS	68,636	—	(418)	—	—	68,218
OTHER NON-CURRENT LIABILITIES	14,498	—	3,214	17,102	(16,402)	18,412
INTERCOMPANY PAYABLE	25,295	5,594	90,446	7,327	(128,662)	—

TOTAL LIABILITIES	132,289	302,310	766,840	99,878	(145,064)	1,156,253

TOTAL SHAREHOLDERS’ EQUITY	995,617	201,602	486,884	1,117,872	(1,806,358)	995,617

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,127,906	$503,912	$1,253,724	$1,217,750	$(1,951,422)	$2,151,870

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES
Net income	$77,967	$22,961	$27,868	$198,964	$(249,793)	$77,967
Non-cash items included in net income:
Equity in income from investments in subsidiaries	(81,883)	(27,868)	—	—	109,751	—
Depreciation, depletion and amortization	—	—	30,546	64,353	(23,000)	71,899
Non-cash cost of real estate sold	—	—	8,583	13,357	(17,334)	4,606
Non-cash stock-based incentive compensation expense	2,689	—	4,386	—	—	7,075
Deferred income tax (benefit) provision	(227)	(1,027)	8,197	—	—	6,943
Excess tax benefits on stock-based compensation	—	—	(2,088)	—	—	(2,088)
Other	806	—	2,120	—	—	2,926
Dividends from investments in subsidiaries	37,500	30,000	—	—	(67,500)	—
Decrease (increase) in accounts receivable	170	—	(15,335)	(2,790)	—	(17,955)
Decrease in inventory	—	—	8,126	—	—	8,126
Increase in accounts payable	782	—	8,866	361	—	10,009
Decrease (increase) in other current assets	1,662	—	(17,215)	1,250	—	(14,303)
(Decrease) increase in accrued liabilities	(9,984)	(3,967)	4,749	10,623	—	1,421
Increase (decrease) in other non-current liabilities	922	—	(493)	116	—	545
(Increase) decrease in other assets	(1,987)	717	(177,048)	(962)	180,376	1,096
Change in intercompany accounts	2,776	5,594	(18,310)	9,940	—	—
Expenditures for dispositions and discontinued operations	—	—	(3,394)	—	—	(3,394)

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	31,193	26,410	(130,442)	295,212	(67,500)	154,873

INVESTING ACTIVITIES
Capital expenditures	—	—	(44,124)	(15,757)	—	(59,881)
Purchase of timberlands	—	—	(61,643)	(167,781)	—	(229,424)
Decrease in restricted cash	—	—	—	6,591	—	6,591
Investment in subsidiaries	—	3,590	—	—	(3,590)	—
Other	—	—	460	(1,970)	—	(1,510)

CASH USED FOR INVESTING ACTIVITIES	—	3,590	(105,307)	(178,917)	(3,590)	(284,224)

FINANCING ACTIVITIES
Issuance of debt	—	—	120,000	—	—	120,000
Repayment of debt	—	—	(20,000)	(55,000)	—	(75,000)
Dividends paid	(78,343)	—	—	—	—	(78,343)
Issuance of common shares	4,335	—	—	—	—	4,335
Excess tax benefits on stock-based compensation	—	—	2,088	—	—	2,088
Repurchase of common shares	(3,738)	—	—	—	—	(3,738)
Repayment of intercompany notes	50,000	—	—	(50,000)	—	—
Distributions to / from Parent	—	(30,000)	(33,590)	(7,500)	71,090	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(27,746)	(30,000)	68,498	(112,500)	71,090	(30,658)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(64)	—	—	(64)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	3,447	—	(167,315)	3,795	—	(160,073)
Balance, beginning of year	4,211	—	173,029	3,841	—	181,081

Balance, end of period	$7,658	$—	$5,714	$7,636	$—	$21,008

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES
Net income	$68,390	$17,705	$17,705	$62,878	$(98,288)	$68,390
Non-cash items included in net income:
Equity in income from investments in subsidiaries	(77,465)	(17,705)	—	—	95,170	—
Depreciation, depletion and amortization	—	—	37,729	40,268	—	77,997
Non-cash costs of forest fire losses	—	—	—	9,601	—	9,601
Non-cash cost of real estate sold	—	—	1,458	2,531	(411)	3,578
Non-cash stock-based incentive compensation expense	3,115	—	4,482	—	—	7,597
Deferred income tax (benefit) provision	(13,168)	—	14,156	—	—	988
Excess tax benefits on stock-based compensation	—	—	(4,675)	—	—	(4,675)
Other	18	—	2,741	—	—	2,759
Dividends from investments in subsidiaries	65,000	—	—	—	(65,000)	—
(Increase) decrease in accounts receivable	(53)	—	(674)	1,145	—	418
Decrease in inventory	—	—	6,011	—	—	6,011
Decrease in accounts payable	(7,138)	—	(679)	(1,533)	2,247	(7,103)
(Increase) decrease in other current assets	(865)	—	(8,351)	1,522	—	(7,694)
Increase (decrease) in accrued liabilities	8,567	—	(41,179)	5,968	3,529	(23,115)
Increase in other non-current liabilities	3,541	—	374	16,398	(16,402)	3,911
(Increase) decrease in other assets	(1,585)	—	(16,443)	234	16,402	(1,392)
Change in intercompany accounts	(1,465)	—	7,203	(5,738)	—	—
Expenditures for dispositions and discontinued operations	—	—	(5,671)	—	—	(5,671)

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	46,892	—	14,187	133,274	(62,753)	131,600

INVESTING ACTIVITIES
Capital expenditures	—	—	(34,401)	(16,761)	—	(51,162)
Purchase of timberlands and wood chipping facilities	—	—	(8,669)	(2,999)	—	(11,668)
Increase in restricted cash	—	—	—	(43,213)	—	(43,213)
Other	—	—	102	—	—	102

CASH USED FOR INVESTING ACTIVITIES	—	—	(42,968)	(62,973)	—	(105,941)

FINANCING ACTIVITIES
Issuance of debt	—	—	40,000	60,000	—	100,000
Repayment of debt	—	—	(33,000)	(60,000)	—	(93,000)
Dividends paid	(72,749)	—	—	—	—	(72,749)
Issuance of common shares	11,256	—	—	—	—	11,256
Excess tax benefits on stock-based compensation	—	—	4,675	—	—	4,675
Distributions to / from Parent	—	—	—	(65,000)	65,000	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(61,493)	—	11,675	(65,000)	65,000	(49,818)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	290	—	—	290

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(14,601)	—	(16,816)	5,301	2,247	(23,869)
Balance, beginning of year	28,551	—	13,867	—	(2,247)	40,171

Balance, end of period	$13,950	$—	$(2,949)	$5,301	$—	$16,302

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

impacts of the rising cost of fuel, including the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third party logging and trucking services;

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

Segment Information

We operate in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels previously reported in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Company sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. Our remaining operations include harvesting and selling timber acquired from third parties (log trading) and trading wood products. As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value, and intercompany profit or loss is eliminated in consolidation. We evaluate financial performance based on the operating income of the segments.

Operating income(loss), as presented in the Condensed Consolidated Statements of Income and Comprehensive Income, is equal to segment income(loss). Certain income(loss) items in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains(losses) from certain asset dispositions, interest income(expense), miscellaneous income (expense) and income tax (provision)benefit, are not considered by Company management to be part of segment operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007.

Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales
Timber	$55.3	$56.7	$102.5	$121.7
Real Estate
Development	—	27.9	0.8	31.6
Rural	12.5	1.3	36.3	18.6
Non-Strategic Timberlands	10.9	—	15.7	—

Total Real Estate	23.4	29.2	52.8	50.2

Performance Fibers
Cellulose Specialties	147.0	129.0	279.7	258.5
Absorbent Materials	40.1	38.8	82.3	75.7

Total Performance Fibers	187.1	167.8	362.0	334.2

Wood Products	24.5	23.8	43.4	43.5
Other operations	14.6	22.9	28.4	50.5

Total Sales	$304.9	$300.4	$589.1	$600.1

Operating Income (Loss)
Timber (a)	$9.5	$11.0	$21.5	$37.3
Real Estate	14.6	24.0	36.4	39.2
Performance Fibers	36.7	31.0	73.8	58.1
Wood Products	(0.3)	(0.7)	(2.9)	(4.0)
Other operations	1.1	(1.0)	0.5	(2.3)
Corporate and other expenses / eliminations	(8.0)	(8.6)	(15.2)	(17.4)

Total Operating Income	53.6	55.7	114.1	110.9
Interest expense	(11.7)	(13.6)	(22.9)	(27.2)
Interest and miscellaneous income, net	0.6	1.2	2.1	2.1
Provision for income taxes	(5.1)	(10.0)	(15.3)	(17.4)

Net Income	$37.4	$33.3	$78.0	$68.4

Diluted Earnings Per Share	$0.47	$0.42	$0.98	$0.87

(a)	Timber segment operating income for the three and six months ended June 30, 2007 includes the $10.1 million fire loss.

Timber

Sales (in millions)	Changes Attributable to:
	2007	Price	Volume/Mix	Other	2008
Three months ended June 30,
Total Sales	$56.7	$(14.2)	$13.6	$(0.8)	$55.3

Six months ended June 30,
Total Sales	$121.7	$(23.9)	$6.0	$(1.3)	$102.5

Timber sales declined for second quarter and year-to-date 2008 from the prior year periods as sawlog prices decreased due to the weak housing market and oversupply of salvaged timber in the Northwest from a December 2007 storm.

In the Eastern region, average prices were down 15 percent and 11 percent for the three and six months ended June 30, 2008, respectively. The impact of the prices on the East’s timber sales was lessened as sales volumes rose 38 percent and 6 percent from the prior year periods due to strong pulpwood demand.

In the Western region, average prices were down 22 percent and 18 percent for the three and six months ended June 30, 2008, respectively, from the prior year periods. Price declines were partially offset by a change in sales mix. Stumpage sales volumes declined 24 percent and 35 percent for the quarter and year-to-date, respectively, while log sales increased 56 percent and 39 percent for the same periods due to salvaged wood sales.

Operating Income (in millions)	Changes Attributable to:
	2007	Price	Volume/Mix	Cost*	2008
Three months ended June 30,
Total Operating Income	$11.0	$(14.2)	$1.2	$11.5	$9.5

Six months ended June 30,
Total Operating Income	$37.3	$(23.9)	$(1.4)	$9.5	$21.5

*

Includes impact of the $10.1 million charge for forest fire losses in 2007 and the $2.4 million and $1.8 million unfavorable change in income from the New Zealand operations for the three and six months ended June 30, 2008, respectively.

Operating income decreased for the three and six months ended June 30, 2008 largely due to depressed sawlog prices and, to a lesser extent, lower equity earnings resulting from increased freight costs and weak demand in New Zealand. Excluding the 2007 fire losses, costs were relatively consistent for the three and six months ended June 30, 2008 compared to the prior year periods.

Real Estate

Sales (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	2008
Three months ended June 30,
Development	$27.9	$—	$(27.9)	$—
Rural	1.3	(6.1)	17.3	12.5
Non-Strategic Timberlands	—	—	10.9	10.9

Total Sales	$29.2	$(6.1)	$0.3	$23.4

Six months ended June 30,
Development	$31.6	$0.4	$(31.2)	$0.8
Rural	18.6	1.5	16.2	36.3
Non-Strategic Timberlands	—	—	15.7	15.7

Total Sales	$50.2	$1.9	$0.7	$52.8

Operating Income (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	2008
Three months ended June 30,
Total Operating Income	$24.0	$(6.1)	$(3.3)	$14.6

Six months ended June 30,
Total Operating Income	$39.2	$1.9	$(4.7)	$36.4

Sales and operating income declined in second quarter 2008 from the prior year period primarily due to a shift in sales from development to rural HBU property and non-strategic timberlands. In first quarter 2008, we began selling non-strategic timberland holdings that did not meet our investment criteria. Also affecting the quarter’s results was a decline in price per acre for rural properties reflecting a change in geographic sales mix.

For the six months ended June 30, 2008, sales improved $3 million from the prior year period due to a greater number of acres sold but operating income declined $3 million due to the shift in mix toward rural properties and non-strategic timberlands.

Performance Fibers

Sales (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	2008
Three months ended June 30,
Cellulose Specialties	$129.0	$10.4	$7.6	$147.0
Absorbent Materials	38.8	4.0	(2.7)	40.1

Total Sales	$167.8	$14.4	$4.9	$187.1

Six months ended June 30,
Cellulose Specialties	$258.5	$21.2	$—	$279.7
Absorbent Materials	75.7	8.7	(2.1)	82.3

Total Sales	$334.2	$29.9	$(2.1)	$362.0

Sales increased for the three and six months ended June 30, 2008 from the prior year periods primarily due to higher prices resulting from strong market demand. Also favorably impacting the quarter was a net increase in sales volumes as higher cellulose specialties volumes more than offset lower absorbent materials volumes. Cellulose specialties volumes were up for the quarter but flat for the year due to the timing of customer orders between the first and second quarters. Absorbent materials volumes were down for both second quarter and year-to-date due to product shortage resulting from unplanned maintenance in the first quarter.

Operating Income (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	Costs	2008
Three months ended June 30,
Total Operating Income	$31.0	$14.4	$3.1	$(11.8)	$36.7

Six months ended June 30,
Total Operating Income	$58.1	$29.9	$1.4	$(15.6)	$73.8

Operating income increased by approximately $6 million and $16 million for the three month and six month periods ended June 30, 2008, respectively. Increased prices and lower depreciation expense more than offset higher chemical, wood, energy and maintenance costs.

Wood Products

Sales (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	2008
Three months ended June 30,
Total Sales	$23.8	$0.7	$—	$24.5

Six months ended June 30,
Total Sales	$43.5	$(0.3)	$0.2	$43.4

Sales were consistent with the prior year periods. For the quarter, the slight price improvement reflected an increase in demand coupled with a temporary supply shortage in the market.

Operating Loss (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	Costs	2008
Three months ended June 30,
Total Operating Loss	$(0.7)	$0.7	$—	$(0.3)	$(0.3)

Six months ended June 30,
Total Operating Loss	$(4.0)	$(0.3)	$(0.1)	$1.5	$(2.9)

Operating results improved for the three and six months ended June 30, 2008. Second quarter 2008 benefited from the price increase. Year-to-date results also profited from lower log costs in first quarter 2008 compared to the prior year period. Log costs declined in second quarter 2007 and have remained relatively stable to date.

Other Operations

Sales of $15 million and $28 million for the second quarter and year-to-date periods, respectively, were $8 million and $22 million lower than the prior year periods reflecting the impact of the closure of our Northwest wood products trading business in May 2007.

Corporate and Other

Corporate and Other Expenses of $8 million and $15 million for the three and six months ended June 30, 2008, respectively, were $1 million and $2 million below the prior year periods, respectively, due to lower incentive compensation.

Other Income / Expense

Interest expense decreased $2 million and $4 million for the three and six months ended June 30, 2008 compared to the prior year periods, respectively. Lower interest rates resulting from the fourth quarter 2007 debt refinancing more than offset higher average debt balances due to strategic acquisitions.

Interest/Other income declined slightly in the second quarter 2008 due to lower cash balances.

Provision for Income Taxes

The Company’s effective tax rate was 11.9 percent and 23.0 percent for the three months ended June 30, 2008 and 2007, and 16.4 percent and 20.3 percent for the six months ended June 30, 2008 and 2007, respectively. The rates decreased primarily due to proportionately lower expected earnings from the Company’s taxable REIT subsidiary.

See Note 3 – Income Taxes for additional information regarding the provision for income taxes.

Outlook

Given the continued weak outlook for sawlogs, we expect third quarter and full year 2008 earnings to be below prior year periods as we continue to limit our harvest. In Performance Fibers, results are expected to be above prior year with strong demand for our cellulose specialty products more than offsetting escalating raw material, energy and transportation costs. In Real Estate, we expect results to be below prior year. We anticipate continued interest for rural HBU properties and expect to sell additional non-strategic timberlands to take advantage of favorable demand. Real estate sales are expected to be more heavily weighted to the fourth quarter. Overall, cash available for distribution is expected to remain strong, although below 2007.

Employee Relations

On June 30, 2008, the collective bargaining agreements covering approximately 700 hourly employees at our Jesup mill expired. The parties are working without an agreement while negotiations continue. While there can be no assurance, we expect to reach mutually satisfactory agreements with our unions. Any failure to do so accompanied by a work stoppage could have a material adverse effect on our business, results of operations and financial condition. See Item 1 – Business in the 2007 Annual Report on Form 10-K for more information on employee relations.

Liquidity and Capital Resources

Historically our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings help fund cyclicality and seasonality in working capital needs. Long-term debt has been used to fund major acquisitions.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of June 30, 2008	As of December 31, 2007

Cash and cash equivalents	$21	$181
Total debt	795	750
Shareholders’ equity	996	981
Total capitalization (total debt plus equity)	1,791	1,731
Debt to capital ratio	44%	43%

Cash and cash equivalents consisted primarily of marketable securities with maturities at date of acquisition of 90 days or less.

Cash Provided by Operating Activities (in millions of dollars)

	2008	2007	Increase
Six months ended June 30,	$155	$132	$23

Cash provided by operating activities increased $23 million primarily from lower working capital requirements due to the timing of interest, tax and accounts payable payments, offset by the timing of accounts receivable receipts.

Cash Used for Investing Activities (in millions of dollars)

	2008	2007	Increase
Six months ended June 30,	$(284)	$(106)	$(178)

Cash used for investing activities increased $178 million primarily due to the purchase of $229 million of timberlands in 2008 versus $12 million of timberlands and wood chipping facilities purchases in 2007, partially offset by a $50 million decrease in restricted cash deposits.

Cash Used for Financing Activities (in millions of dollars)

	2008	2007	Decrease
Six months ended June 30,	$(31)	$(50)	$19

Cash used for financing activities decreased $19 million primarily due to a $45 million increase in outstanding debt in 2008 to fund timberland acquisitions compared to an increase of $7 million in 2007, partially offset by a decrease in cash proceeds on stock options exercised and an increase in dividend payments.

Expected 2008 Expenditures

There were no pension contributions made during the six months of 2008 or 2007; however, we anticipate making discretionary contributions of approximately $8 million to $12 million in the next six months. Income tax payments totaled $4 million in the first six months of 2008 compared to payments of $16 million in 2007 and we expect net tax payments to be $13 million for full year 2008, compared to $26 million for full year 2007. Capital expenditures are expected to range from $105 million to $110 million in 2008. Environmental costs related to dispositions and discontinued operations were $3 million for the six months ended June 30, 2008; full year expenditures of $8 million are anticipated.

Liquidity Performance Indicators

The discussion below is presented to enhance the reader’s understanding of our liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“EBITDA”) and Adjusted Cash Available for Distribution (“Adjusted CAD”). These measures are not defined by Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures discussed above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our financial condition and cash generating ability. EBITDA is defined by the Securities and Exchange Commission (“SEC”); however, Adjusted CAD as defined may not be comparable to similarly titled measures reported by other companies.

EBITDA is a non-GAAP measure of our operating cash generating capacity. For the six months ended June 30, 2008, EBITDA was $186 million, $12 million below the prior year period primarily due to softness in sawlog prices partially offset by strong demand for Performance Fibers. Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash Provided by Operating Activities	$54.7	$79.2	$154.9	$131.6
Non-cash cost of real estate sold	(2.0)	(2.2)	(4.6)	(3.6)
Provision for income taxes	5.1	9.9	15.3	17.4
Interest, net	11.0	12.4	20.7	25.0
Other balance sheet changes	23.2	2.9	(0.4)	27.9

EBITDA	$92.0	$102.2	$185.9	$198.3

A non-cash expense critical to the economics of our Real Estate business is the non-cash cost of real estate sold. EBITDA plus the non-cash cost of real estate sold for the three and six months ended June 30, 2008 and 2007 totaled $94 million and $104 million, and $191 million and $202 million, respectively.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchasing our common shares, debt reduction and strategic acquisitions net of associated financing (e.g. realizing like-kind exchange benefits). We define Cash Available for Distribution (“CAD”) as Cash Provided by Operating Activities less capital expenditures, the tax benefits associated with certain strategic acquisitions, the change in committed cash, the proceeds from matured energy forward contracts and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we also reduce CAD by mandatory debt repayments resulting in the measure entitled “Adjusted CAD.”

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2008	2007
Cash Provided by Operating Activities	$154.9	$131.6
Capital expenditures	(59.9)	(51.2)
Decrease in committed cash	4.9	25.6 (a)
LKE tax benefits	(5.7)	(2.4)
Other	2.8	3.0

Cash Available for Distribution	97.0	106.6
Mandatory debt repayments	—	—

Adjusted Cash Available for Distribution	$97.0	$106.6

(a)	Primarily 2006 interest paid in 2007 and previously reflected as a reduction in 2006 Adjusted CAD.

For the six months ended June 30, 2008, adjusted CAD was $97 million, $10 million below the prior year period due mainly to higher capital expenditures. The Adjusted CAD generated in the current period is not necessarily indicative of amounts that may be generated in future periods.

Liquidity Facilities

In October 2007, Rayonier TRS Holdings Inc. (“TRS”) issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc. and are non-callable. The $300 million in principal will be settled in cash and any excess exchange value will be settled at our option in either cash or stock of Rayonier Inc. The initial exchange rate is 18.24 shares per $1,000 principal based on an exchange price equal to 122 percent of the stock’s closing price of $44.93 on October 10, 2007, or $54.81 per share. In separate transactions, TRS and Rayonier Inc., respectively, purchased an exchangeable note hedge and sold warrants which had the effect of increasing the conversion premium from 22 percent to 40 percent, to $62.90 per share.

We have a $250 million unsecured revolving credit facility with an accordion feature which allows additional borrowing above $250 million at market interest rates, in $25 million increments, up to an aggregate $100 million, provided no default exists. The facility expires in August 2011. At June 30, 2008, the available borrowing capacity was $144 million (excluding the accordion feature). The amount drawn was primarily for the timberland acquisitions in second quarter 2008.

In connection with our installment notes and the $250 million revolving credit facility, covenants must be met, including ratios based on the facility’s definition of EBITDA (“Covenant EBITDA”). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost of real estate sold. Our dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (“Covenant FFO”) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation, amortization and the non-cash cost of real estate sold. Under a covenant relating to the $328 million of installment notes, Rayonier Forest Resources, L.P. (“RFR”), a wholly-owned REIT subsidiary, may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At June 30, 2008, we are in compliance with all material covenants.

The covenants listed below, which are the most significant financial covenants in effect as of June 30, 2008, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at June 30, 2008	Favorable (Unfavorable)

Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.01	5.51
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.91	2.09
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	9.83	7.33
Dividends paid should not exceed 90 percent of Covenant FFO	90%	46%	44%

In addition to the financial covenants listed above, the installment notes, Senior Exchangeable Notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. As of June 30, 2008 and December 31, 2007, there were no excess proceeds.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

The following updates the Contractual Financial Obligations table as presented on page 38 of our 2007 Annual Report on Form 10-K.

In the first quarter of 2008, the Company finalized a consent decree with the Environmental Protection Division of the Georgia Department of Natural Resources that resolves certain issues relating to the color of the Jesup mill’s permitted effluent discharged to the Altahama River. These projects will be completed over a seven year period pursuant to a timeframe set forth in the decree at a cost of approximately $75 million.

No material changes to guarantees or financial instruments such as letters of credit and surety bonds occurred during the six months ended June 30, 2008. See Note 10 – Guarantees, for details on the letters of credit, surety bonds and total guarantees outstanding as of June 30, 2008.

Segment EBITDA

EBITDA is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and six months ended June 30, 2008 and 2007 was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
EBITDA
Timber	$30.9	$37.2	$61.0	$85.2
Real Estate	17.3	24.9	41.7	42.3
Performance Fibers	49.6	48.8	97.8	91.2
Wood Products	1.0	0.9	(0.1)	(0.8)
Other Operations	1.1	(0.9)	0.5	(2.2)
Corporate and other	(7.9)	(8.7)	(15.0)	(17.4)

Total	$92.0	$102.2	$185.9	$198.3

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment (millions of dollars):

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended June 30, 2008
Cash Provided by Operating Activities	$39.9	$20.5	$21.6	$1.7	$(2.9)	$(26.1)	$54.7
Less: Non-cash cost of real estate sold	—	(2.0)	—	—	—	—	(2.0)
Add: Provision for income taxes	—	—	—	—	—	5.1	5.1
Interest, net	—	—	—	—	—	11.0	11.0
Other balance sheet changes	(9.0)	(1.2)	28.0	(0.7)	4.0	2.1	23.2

EBITDA	$30.9	$17.3	$49.6	$1.0	$1.1	$(7.9)	$92.0

Three Months Ended June 30, 2007
Cash Provided by Operating Activities	$39.2	$27.0	$43.4	$(0.8)	$(1.2)	$(28.4)	$79.2
Less: Non-cash cost of real estate sold	—	(1.7)	—	—	(0.5)	—	(2.2)
Add: Provision for income taxes	—	—	—	—	—	9.9	9.9
Interest, net	—	—	—	—	—	12.4	12.4
Other balance sheet changes	(2.0)	(0.4)	5.4	1.7	0.8	(2.6)	2.9

EBITDA	$37.2	$24.9	$48.8	$0.9	$(0.9)	$(8.7)	$102.2

Six Months Ended June 30, 2008
Cash Provided by Operating Activities	$66.4	$46.7	$79.9	$(2.3)	$(0.7)	$(35.1)	$154.9
Less: Non-cash cost of real estate sold	—	(4.6)	—	—	—	—	(4.6)
Add: Provision for income taxes	—	—	—	—	—	15.3	15.3
Interest, net	—	—	—	—	—	20.7	20.7
Other balance sheet changes	(5.4)	(0.4)	17.9	2.2	1.2	(15.9)	(0.4)

EBITDA	$61.0	$41.7	$97.8	$(0.1)	$0.5	$(15.0)	$185.9

Six Months Ended June 30, 2007
Cash Provided by Operating Activities	$86.5	$46.0	$88.8	$(2.1)	$(8.5)	$(79.1)	$131.6
Less: Non-cash cost of real estate sold	—	(3.1)	—	—	(0.5)	—	(3.6)
Add: Provision for income taxes	—	—	—	—	—	17.4	17.4
Interest, net	—	—	—	—	—	25.0	25.0
Other balance sheet changes	(1.3)	(0.6)	2.4	1.3	6.8	19.3	27.9

EBITDA	$85.2	$42.3	$91.2	$(0.8)	$(2.2)	$(17.4)	$198.3

The following table provides sales volumes by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Timber
Western region, in millions of board feet	77	72	136	151
Eastern region, in thousands of short green tons	1,864	1,351	3,176	2,997
Real Estate
Acres sold
Development	—	3,882	47	4,005
Rural	5,444	366	11,932	6,381
Non-strategic timberlands	6,227	—	10,300	—

Total	11,671	4,248	22,279	10,386
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	118	111	225	225
Absorbent materials, in thousands of metric tons	51	56	107	111
Production as a percent of capacity	100.0%	98.6%	97.2%	98.6%
Lumber
Sales volume, in millions of board feet	87	87	161	160

The following table provides timber sales and operating income by geographic location (millions of dollars):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Timber
Sales
Western	$24.1	$29.2	$44.7	$59.9
Eastern	28.7	24.5	52.8	55.6
New Zealand	2.5	3.0	5.0	6.2

Total	$55.3	$56.7	$102.5	$121.7

Operating income
Western	$7.3	$15.8	$15.9	$33.8
Eastern	3.0	(6.3)	5.4	1.5
New Zealand	(0.8)	1.5	0.2	2.0

Total	$9.5	$11.0	$21.5	$37.3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We periodically enter into interest rate swap agreements to manage exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At June 30, 2008, we had no interest rate swap agreements.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk; however, we intend to hold most of our debt until maturity. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers’ margins resulting from an increase or decrease in these energy costs. A hypothetical 10 percent increase/decrease in the prevailing market price of fuel oil hedged at June 30, 2008 would result in a change of $0.3 million in our pre-tax income. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. Our natural gas and fuel oil contracts do not qualify for hedge accounting and as such, mark-to-market adjustments are recorded in “Other operating income, net.” See Note 9—Financial Instruments for outstanding forward contracts at June 30, 2008 as well as gains and losses recognized from such contracts.

Primarily all of our revenues and expenses are U.S. dollar-denominated. However, the JV is subject to the risks of foreign currency fluctuations (See Note 7 – Joint Venture Investment for additional information on the JV). At June 30, 2008, there were no outstanding forward foreign currency contracts to purchase New Zealand dollars.

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2008.

In the quarter ended June 30, 2008, based upon the evaluation required by paragraph (d) of SEC Rules 13a-15 and 15d-15, there were no changes in our internal controls over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Notes 11 and 12 of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which are hereby incorporated by reference.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007, except as noted below. For a full description of these risk factors, please refer to Item 1A—Risk Factors, in the 2007 Annual Report on Form 10-K.

In the risk factor, “Changes in energy and raw materials prices could impact our operating results and financial condition” we would also note that the rising cost of fuel, and its impact on the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third party logging and trucking services, could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In 1996, we began a Common Share repurchase program to minimize the dilutive effect on earnings per share of our employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000 and July 2003, our Board of Directors authorized the purchase of additional shares totaling 1.4 million. These shares were authorized separately from the 1.5 percent of outstanding shares anti-dilutive program, neither of which have expiration dates. We were authorized to repurchase 2,471,089 and 2,476,089 shares as of June 30, 2008 and December 31, 2007, respectively.

The following table provides information regarding our purchases of Rayonier common stock during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	—		$—	—	—
May 1, 2008 to May 31, 2008	—		—	—	—
June 1, 2008 to June 30, 2008	5,266	*	$47.46	—	—

Total	5,266			—	—

*	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of performance shares and restricted shares under the 2004 Rayonier Incentive Stock Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 15, 2008 (the “Annual Meeting”). At that meeting, four directors were elected as follows:

	Votes For	Votes Withheld
Directors of Class II, Terms Expire in 2011
James H. Hance, Jr.	61,481,048	1,165,046
Paul G. Kirk, Jr.	61,509,623	1,136,471
Carl S. Sloane	61,536,760	1,109,334
Director of Class III, Term Expires in 2009
V. Larkin Martin	62,100,763	545,331

At the Annual Meeting, votes were also taken to approve the Rayonier Incentive Stock Plan and the Rayonier Non-Equity Incentive Plan, to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company, and to act on a shareholder proposal requesting the Board to take the steps necessary to eliminate its classified structure. The results of such votes were as follows:

Shares Voted with Regard to the Rayonier Non-Equity Incentive Plan

For	Against	Abstain
59,345,031	2,398,917	902,143

Shares Voted with Regard to Ratification of Auditors

For	Against	Abstain
62,409,818	168,975	67,300

Shares Voted with Regard to the Shareholder Proposal

For	Against	Abstain	Broker Non-Votes
30,133,955	16,147,311	320,435	16,044,392

Abstentions and broker non-votes were not counted for or against any of the above matters or nominees.

Shares Voted with Regard to the Rayonier Incentive Stock Plan

For	Against	Abstain	Broker Non-Votes
38,852,256	6,999,936	749,508	16,044,393

Abstentions had the practical effect of a vote against the above matter and broker non-votes had no effect on this proposal.

Item 5.	Other Information

Rayonier Incentive Stock Plan and Rayonier Non-Equity Incentive Plan

On May 15, 2008, the Company’s shareholders approved (i) the Rayonier Incentive Stock Plan (the “Stock Plan”) and (ii) the Rayonier Non-Equity Incentive Plan (the “Non-Equity Plan”). The Stock Plan amends and restates the existing 2004 Rayonier Incentive Stock and Management Bonus Plan to increase the number of shares that may be awarded by 1,500,000 and removed the management bonus provisions. The Non-Equity Plan is the successor to the management bonus provisions previously contained in the Stock Plan. The Stock Plan and the Non-Equity Plan, both effective January 1, 2009, are incorporated herewith by reference to Appendix A and B to the Company’s Proxy Statement filed March 31, 2008.

Item 6.	Exhibits

10.1	Rayonier Incentive Stock Plan	Incorporated by reference to Appendix A to the Registrant’s March 31, 2008 Proxy Statement.

10.2	Rayonier Non-Equity Incentive Plan	Incorporated by reference to Appendix B to the Registrant’s March 31, 2008 Proxy Statement.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Senior Vice President and Chief Financial Officer

July 24, 2008