Form 10-Q
period 2008-09-30
RAYONIER INC
filed 2008-10-24
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 1-6780

RAYONIER INC.

Incorporated in the State of North Carolina

I.R.S. Employer Identification Number 13-2607329

50 North Laura Street, Jacksonville, FL 32202

(Principal Executive Office)

Telephone Number: (904) 357-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 20, 2008, there were outstanding 78,823,863 Common Shares of the Registrant.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
SALES	$308,142	$324,115	$878,232	$890,020

Costs and Expenses
Cost of sales	243,561	217,313	673,377	646,121
Selling and general expenses	16,158	16,872	47,746	48,641
Other operating income, net	(589)	(1,737)	(5,141)	(6,357)

	259,130	232,448	715,982	688,405
OPERATING INCOME	49,012	91,667	162,250	201,615
Interest expense	(10,487)	(14,979)	(33,411)	(42,212)
Interest and miscellaneous income, net	299	1,299	2,299	3,197

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	38,824	77,987	131,138	162,600
Benefit (provision) for income taxes	889	(7,684)	(13,653)	(24,375)

INCOME FROM CONTINUING OPERATIONS	39,713	70,303	117,485	138,225

DISCONTINUED OPERATIONS, NET (NOTE 2)
(Loss) income on discontinued operations, net of income tax (expense) benefit of ($9,990), $57, ($10,758), and ($695)	(9,959)	1,154	(9,764)	1,623

NET INCOME	29,754	71,457	107,721	139,848

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(9,843)	3,116	(7,333)	5,387
Employee Benefit Plans
Benefit plan amendment, net of tax provision of $7,668 and $7,668	16,388	—	16,388	—
Amortization of pension and postretirement costs, net of tax provision of $406, and $579, and $1,595 and $1,653	995	1,389	3,779	3,940

COMPREHENSIVE INCOME	$37,294	$75,962	$120,555	$149,175

EARNINGS (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.51	$0.90	$1.50	$1.78
Discontinued Operations	(0.13)	0.02	(0.13)	0.02

Net Income	$0.38	$0.92	$1.37	$1.80

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.50	$0.89	$1.48	$1.75
Discontinued Operations	(0.13)	0.01	(0.12)	0.02

Net Income	$0.37	$0.90	$1.36	$1.77

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,992	$181,081
Accounts receivable, less allowance for doubtful accounts of $1,028 and $677	93,842	81,068
Inventory
Finished goods	76,952	63,083
Work in process	8,831	9,188
Raw materials	7,172	10,122
Manufacturing and maintenance supplies	2,483	1,898

Total inventory	95,438	84,291
Other current assets	48,644	49,780
Assets held for sale (Note 2)	68,549	—

Total current assets	361,465	396,220

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,273,273	1,117,219
PROPERTY, PLANT AND EQUIPMENT
Land	24,949	25,282
Buildings	124,417	124,030
Machinery and equipment	1,230,538	1,190,852

Total property, plant and equipment	1,379,904	1,340,164
Less-accumulated depreciation	(1,027,601)	(994,409)

	352,303	345,755

INVESTMENT IN JOINT VENTURE	—	62,766
OTHER ASSETS	153,924	157,081

	$2,140,965	$2,079,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$67,693	$66,224
Bank loans and current maturities	23,920	55,585
Accrued taxes	25,575	7,179
Accrued payroll and benefits	21,826	30,065
Accrued interest	13,643	3,481
Accrued customer incentives	10,324	12,350
Liabilites associated with assets held for sale (Note 2)	7,339	—
Other current liabilities	37,974	33,460
Current liabilities for dispositions and discontinued operations (Note 11)	10,474	10,069

Total current liabilities	218,768	218,413

LONG-TERM DEBT	770,339	694,259
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 11)	96,618	103,616
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 13)	36,793	67,217
OTHER NON-CURRENT LIABILITIES	16,550	14,439
COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
SHAREHOLDERS’ EQUITY
Common shares, 120,000,000 shares authorized 78,823,863 and 78,216,696 shares issued and outstanding	505,516	487,407
Retained earnings	509,185	519,328
Accumulated other comprehensive loss	(12,804)	(25,638)

	1,001,897	981,097

	$2,140,965	$2,079,041

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$107,721	$139,848
Non-cash items included in net income:
Depreciation, depletion and amortization	112,037	114,944
Non-cash cost of forest fire losses	—	9,601
Non-cash cost of real estate sold	7,638	7,727
Non-cash stock-based incentive compensation expense	10,187	10,106
Deferred income tax provision (benefit)	12,263	(4,943)
Excess tax benefits on stock-based compensation	(3,406)	(6,284)
Other	4,113	5,114
Increase in accounts receivable	(17,786)	(5,358)
(Increase) decrease in inventory	(2,095)	3,922
Increase (decrease) in accounts payable	7,254	(13,538)
(Increase) decrease in other current assets	(415)	13,108
Increase in accrued liabilities	26,216	12,188
Decrease in other non-current liabilities	(8,021)	(7,047)
Increase in other non-current assets	(2,386)	(8,640)
Expenditures for dispositions and discontinued operations	(5,142)	(7,017)

CASH PROVIDED BY OPERATING ACTIVITIES	248,178	263,731

INVESTING ACTIVITIES
Capital expenditures	(74,852)	(67,398)
Purchase of timberlands and wood chipping facilities	(229,525)	(12,434)
Decrease (increase) in restricted cash	4,604	(396)
Other	(8,400)	(3,318)

CASH USED FOR INVESTING ACTIVITIES	(308,173)	(83,546)

FINANCING ACTIVITIES
Issuance of debt	155,000	122,000
Repayment of debt	(110,585)	(160,550)
Dividends paid	(117,639)	(111,628)
Repurchase of common shares	(3,738)	—
Issuance of common shares	8,254	15,014
Excess tax benefits on stock-based compensation	3,406	6,284

CASH USED FOR FINANCING ACTIVITIES	(65,302)	(128,880)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(792)	669

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(126,089)	51,974
Balance, beginning of year	181,081	40,171

Balance, end of period	$54,992	$92,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING ACTIVITIES:
Cash paid during the period:
Interest	$22,213	$46,275

Income taxes	$765	$9,742

Non-cash investing activity:
Capital assets purchased on account	$5,118	$4,114

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rayonier Inc. and its subsidiaries (“Rayonier” or “the Company”) reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating; therefore, actual results could differ from those estimates. For a full description of the Company’s significant accounting policies, please refer to the Notes to Consolidated Financial Statements in the 2007 Annual Report on Form 10-K.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. Adoption of SFAS 157 did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures. We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure selected financial assets and liabilities at fair value. The Company did not elect to adopt the provisions of SFAS 159 for existing eligible instruments.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement addresses changes to noncontrolling interests (more commonly known as minority interests) which is the portion of equity in a subsidiary not attributable to the parent entity. Presently, the Company does not have any non-controlling interests. Therefore, the Company currently believes that the impact of SFAS 160, if any, will primarily depend on the materiality of non-controlling interests arising in future transactions, including those the Company may enter into during 2008, to which the financial statement presentation and disclosure provisions of SFAS 160 will apply.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the effect SFAS 161 will have on our financial statement disclosures.

In May 2008, the FASB issued FSP No. ARB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP ARB 14-1”). FSP ARB 14-1 requires that entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

December 15, 2008 and requires prior years to be restated. The Company’s October 2007 exchangeable debt issuance is within the scope of FSP ARB 14-1. The fair value of the equity component at inception (October 17, 2007) results in approximately $30 million of debt discount, an $11 million deferred tax liability and a $19 million increase to additional paid-in-capital, net of income taxes. Retrospective application of the FSP in 2009 will result in an increase to interest expense, net of tax benefits, of approximately $3 million in 2008 and $1 million in 2007. The additional interest expense represents the amortization of the debt discount using the interest method.

2.	ASSETS HELD FOR SALE

The Company holds a 40 percent interest in a joint venture (“JV”) that owns approximately 340,000 acres of New Zealand timberlands. AMP Capital Investors Limited (“AMP”), a subsidiary of the Australasian corporation AMP Limited, and RREEF Infrastructure (“RREEF”), the global infrastructure investing arm of Deutsche Asset Management, own the remaining JV interests of 35 percent and 25 percent, respectively. Rayonier’s investment in the JV is accounted for using the equity method of accounting. In addition to the investment, Rayonier New Zealand Limited (“RNZL”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business.

Rayonier’s Board of Directors approved a plan to offer to sell the Company’s 40 percent interest in the JV as well as the operations of RNZL. AMP and RREEF also are offering their investments in the joint venture for sale. As a result, the entire timber estate is being actively marketed. Collectively, the Company’s JV interest and RNZL operations qualify as a component of an entity under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the operating results of the JV and RNZL have been segregated from continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations for all periods presented. The assets and liabilities have been classified as “Assets Held for Sale” in the condensed Consolidated Balance Sheet at September 30, 2008. The JV and the related management activities performed by RNZL were previously reported in the Timber segment while the log trading operations of RNZL were reported in Other for segment purposes.

(Loss)/income from discontinued operations for the three and nine months ended September 30, 2007 also includes the wood products trading business, International Wood Products (“IWP”), that was closed in May 2007 and previously considered immaterial for separate discontinued operations presentation. IWP was previously reported in Other for segment reporting purposes.

Operating results of the discontinued operation are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$9,323	$10,100	$28,293	$44,276
Equity in (loss) income of New Zealand JV	(1,046)	151	(878)	1,246
Operating (loss) income	(11)	967	831	1,902
Income tax (provision) benefit	(9,990)	57	(10,758)	(695)
Net (loss) income from discontinued operations	(9,959)	1,154	(9,764)	1,623

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The assets and liabilities of discontinued operations as of September 30, 2008 are summarized below:

September 30, 2008
Assets
Accounts receivable, net	$5,548
Other current assets	698
Property and equipment, net	328
Other assets	6,388
Investment in JV	55,587

Total assets held for sale	$68,549

Liabilities
Accounts payable	$902
Other current liabilities	2,008
Deferred tax liability	4,429

Total liabilities associated with assets held for sale	$7,339

3.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$39,713	$70,303	$117,485	$138,225
(Loss) income from discontinued operations	(9,959)	1,154	(9,764)	1,623

Net income	$29,754	$71,457	$107,721	$139,848

Shares used for determining basic earnings per common share	78,580,895	77,760,290	78,404,815	77,454,510
Dilutive effect of:
Stock options	645,664	895,966	691,910	1,011,521
Performance and restricted shares	344,804	403,218	292,560	328,173

Shares used for determining diluted earnings per common share	79,571,363	79,059,474	79,389,285	78,794,204

Basic earnings (loss) per common share:
Continuing operations	$0.51	$0.90	$1.50	$1.78
Discontinued operations	(0.13)	0.02	(0.13)	0.02

Net income	$0.38	$0.92	$1.37	$1.80

Diluted earnings (loss) per common share:
Continuing operations	$0.50	$0.89	$1.48	$1.75
Discontinued operations	(0.13)	0.01	(0.12)	0.02

Net income	$0.37	$0.90	$1.36	$1.77

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

4.	INCOME TAXES

Rayonier is a real estate investment trust (“REIT”). In general, only the Company’s taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualified activities, are subject to U.S. federal and state corporate income taxes. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held by the Company upon REIT election at January 1, 2004) on taxable sales of such built-in gain property during the first 10 years following the election to be taxed as a REIT. Accordingly, the provision for U.S. corporate income taxes principally relates to current and deferred taxes on certain property sales and on income from taxable REIT subsidiary operations. In addition, the Company is subject to foreign tax on its non-U.S. operations.

Prohibited Transactions

As a REIT, the Company can be subject to a 100 percent tax on the gain resulting from “prohibited transactions.” The Company believes it has not engaged in any prohibited transactions since it elected REIT status.

Like-Kind Exchanges

Under current tax law, the built-in gain tax from the sale of REIT property can be eliminated if sale proceeds from “relinquished” properties are reinvested in similar property consistent with the like-kind exchange (“LKE”) requirements of the Internal Revenue Code of 1986, as amended, and administrative guidance, as long as the “replacement” property is owned through the built-in gain period (10-year period which began on January 1, 2004). However, this does not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the built-in gain period.

Provision for Income Taxes from Continuing Operations

The following tables reconcile the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate for the three and nine months ended September 30 (dollars in millions):

	Three months ended September 30,
	2008	%	2007	%
Income tax provision at U.S. statutory rate	$(13.6)	(35.0)	$(27.3)	(35.0)
State income taxes, net of federal benefit	0.2	0.6	(0.5)	(0.6)
REIT income not subject to federal tax	7.3	18.8	20.1	25.7
Permanent differences/other	—	—	(0.2)	(0.2)

Income tax provision before discrete items	$(6.1)	(15.6)	$(7.9)	(10.1)
Taxing authority settlements and FIN 48 adjustments	3.8	9.7	(5.5)	(7.1)
Change in valuation allowance	—	—	3.6	4.6
Return-to-accrual adjustments	2.0	5.1	0.1	0.1
Deferred tax adjustments/other	1.2	3.1	2.0	2.6

Income tax benefit (provision) as reported	$0.9	2.3	$(7.7)	(9.9)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Nine months ended September 30,
	2008	%	2007	%
Income tax provision at U.S. statutory rate	$(45.9)	(35.0)	$(56.9)	(35.0)
State income taxes, net of federal benefit	(0.6)	(0.5)	(1.2)	(0.7)
REIT income not subject to federal tax	25.2	19.2	33.7	20.8
Permanent differences/other	0.4	0.3	1.1	0.5

Income tax provision before discrete items	$(20.9)	(16.0)	$(23.3)	(14.4)
Taxing authority settlements and FIN 48 adjustments	3.6	2.8	(5.8)	(3.5)
Change in valuation allowance	—	—	3.6	2.2
Return-to-accrual adjustments	2.4	1.8	2.0	1.2
Deferred tax adjustments/other	1.2	1.0	(0.9)	(0.5)

Income tax provision as reported	$(13.7)	(10.4)	$(24.4)	(15.0)

The effective rate from continuing operations before discrete items was 15.6 percent and 16.0 percent for the three and nine months ended September 30, 2008 compared to 10.1 percent and 14.4 percent for the prior year periods. The increased rates were due to proportionately higher earnings from the Company’s taxable REIT subsidiary. Discrete items for the three and nine months ended September 30, 2008 were a benefit of $7.0 million and $7.2 million, respectively. The discrete items were the result of a settlement with the Internal Revenue Service (“IRS”) and other adjustments.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and LKE transactions. Partially offsetting these benefits is the loss of tax deductibility on interest expense of $0.8 million and $2.8 million for the three and nine months ended September 30, 2008, respectively, and corporate overhead expenses associated with REIT activities of $3.8 million and $9.2 million for the same periods. The Company recognized $9.0 million in LKE tax benefits during the nine months ended September 30, 2008 compared to $3.6 million in the nine months ended September 30, 2007.

Provision for Income Taxes from Discontinued Operations

For the three months ended September 30, 2008 and 2007 taxes for discontinued operations were $10.0 million and a benefit of $0.1 million, respectively. For the nine months ended September 30, 2008 and 2007 taxes for discontinued operations were $10.8 million and $0.7 million, respectively. The Company’s decision to offer its New Zealand operations for sale in the third quarter of 2008 resulted in: (i) the establishment of a $5.8 million valuation allowance on a New Zealand net operating loss carryforward, and (ii) the reversal of the Company’s Accounting Principles Board Opinion 23 election and the recognition of a $4.4 million liability for U.S. taxes on unremitted earnings.

Tax Audits

The following table provides detail of the tax years that remain subject to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Periods
U.S. Internal Revenue Service	2003 – 2008
State of Florida	2003 – 2008
State of Georgia	2003 – 2008
State of Alabama	2003 – 2008
New Zealand Inland Revenue	2004 – 2008

The Company is currently concluding the Appeals administrative review of the IRS examination of tax year 2003 and has other matters under review by various taxing authorities, including the examination of tax years 2005 and 2006 by the IRS. The Company believes its reported tax positions are technically sound and its “uncertain” tax position liabilities at September 30, 2008 adequately reflect the probable resolution of these items.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

FIN 48 Disclosures

There was a $3.8 million reduction to the reserve for the Company’s uncertain tax positions for the three and nine months ended September 30, 2008 due to an IRS settlement on the taxability of a timberland sale treated as an involuntary conversion. For a detail of the Company’s uncertain tax positions, please refer to Note 9 – Income Taxes in the 2007 Annual Report on Form 10-K.

5.	RESTRICTED DEPOSITS

For certain real estate sales to qualify for LKE treatment, the sales proceeds must be deposited with a third party intermediary and accounted for as restricted cash until qualifying replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company and reclassified as cash after 180 days. As of September 30, 2008 and December 31, 2007, the Company had $5.4 million and $10.0 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other assets,” which were on deposit with an LKE intermediary.

6.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the nine months ended September 30, 2008 and the year ended December 31, 2007 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	76,879,826	$450,636	$495,988	$(28,646)	$917,978
Net income	—	—	174,269	—	174,269
Dividends ($1.94 per share)	—	—	(150,929)	—	(150,929)
Issuance of shares under incentive stock plans	1,412,781	18,891	—	—	18,891
Stock-based compensation expense	—	13,478	—	—	13,478
Warrants and hedge, net	—	(355)	—	—	(355)
Excess tax benefit on stock-based compensation	—	7,907	—	—	7,907
Repurchase of common shares	(75,911)	(3,150)	—	—	(3,150)
Net loss from pension and postretirement plans	—	—	—	(3,997)	(3,997)
Foreign currency translation adjustment	—	—	—	7,005	7,005

Balance, December 31, 2007	78,216,696	$487,407	$519,328	$(25,638)	$981,097
Net income	—	—	107,721	—	107,721
Dividends ($1.50 per share)	—	—	(117,864)	—	(117,864)
Issuance of shares under incentive stock plans	691,663	8,254	—	—	8,254
Stock-based compensation expense	—	10,187	—	—	10,187
Excess tax benefit on stock-based compensation	—	3,406	—	—	3,406
Repurchase of common shares	(84,496)	(3,738)	—	—	(3,738)
Amortization of pension and postretirement costs	—	—	—	3,779	3,779
Benefit plan amendment	—	—	—	16,388	16,388
Foreign currency translation adjustment	—	—	—	(7,333)	(7,333)

Balance, September 30, 2008	78,823,863	$505,516	$509,185	$(12,804)	$1,001,897

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

7.	TIMBERLANDS ACQUISITION

In April 2008, the Company acquired approximately 56,300 acres of timberlands in the state of Washington for $213 million, funding the acquisition with $128 million of cash and borrowings from the Company’s existing credit facility. This acquisition increased the Company’s existing holdings of merchantable Douglas fir and western hemlock timber and was accounted for as an asset purchase.

8.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”): Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and certain parcels previously reported in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded in the Real Estate segment when it sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading). As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value, and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Operating income, as presented in the Condensed Consolidated Statements of Income and Comprehensive Income, is equal to segment income (loss). Certain income (loss) items in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains (losses) from certain asset dispositions, interest income (expense), miscellaneous income (expense) and income tax (provision) benefit, are not considered by Company management to be part of segment operations.

In August 2008, the Company’s New Zealand business was classified as held for sale and its operations are shown as discontinued operations (see Note 2—Assets Held for Sale). These operations were previously included in the Timber and Other segments. The operating results of the JV and RNZL have been segregated from continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations for all periods presented. The assets and liabilities have been classified as “Assets Held for Sale” at September 30, 2008.

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	September 30, 2008	December 31, 2007
ASSETS
Timber	$1,297,716	$1,204,253
Real Estate	85,699	65,101
Performance Fibers	504,419	466,909
Wood Products	30,866	29,307
Other Operations	21,866	29,671
Assets Held for Sale	68,549	—
Corporate and other	131,850	283,800

TOTAL	$2,140,965	$2,079,041

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
SALES
Timber	$40,486	$47,433	$137,900	$163,076
Real Estate	26,014	55,963	78,790	106,113
Performance Fibers	210,096	188,800	572,143	523,022
Wood Products	24,098	24,291	67,499	67,758
Other Operations	7,448	7,628	21,900	30,015
Corporate and other	—	—	—	36

TOTAL	$308,142	$324,115	$878,232	$890,020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
OPERATING INCOME (LOSS)
Timber (a)	$(582)	$11,916	$20,362	$46,575
Real Estate	14,017	47,672	50,401	86,826
Performance Fibers	43,029	43,075	116,832	101,155
Wood Products	327	(1,461)	(2,555)	(5,470)
Other Operations	(358)	(597)	(122)	(1,142)
Corporate and other	(7,421)	(8,938)	(22,668)	(26,329)

TOTAL	$49,012	$91,667	$162,250	$201,615

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber (b)	$19,636	$17,473	$59,110	$65,408
Real Estate	5,155	1,360	10,483	4,515
Performance Fibers	14,028	16,607	38,029	49,738
Wood Products	1,161	1,436	3,967	4,632
Other Operations	7	9	24	39
Corporate and other	151	63	424	213

TOTAL	$40,138	$36,948	$112,037	$124,545

(a)	Nine months ended September 30, 2007 includes a $10.1 million forest fire loss.

(b)	Nine months ended September 30, 2007 includes $9.6 million of non-cash costs related to fire losses.

9.	FINANCIAL INSTRUMENTS

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

During the three and nine months ended September 30, 2008, the Company realized a loss of $0.3 million and a gain of $0.8 million, respectively, on fuel oil forward contracts. During the three and nine months ended September 30, 2007, the Company realized gains of $0.1 million and $0.3 million, respectively, on fuel oil forward contracts. The mark-to-market adjustments are recorded in “Other operating income, net.” The mark-to-market valuation on outstanding fuel oil forward contracts at September 30, 2008 resulted in a liability of $0.2 million. At December 31, 2007, there were no outstanding fuel oil or natural gas forward contracts.

10.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and state and foreign governmental agencies. As of September 30, 2008, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$71,778	$62,491
Guarantees (2)	4,919	63
Surety bonds (3)	8,141	1,409

Total	$84,838	$63,963

(1)

Approximately $62 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2008 and 2009, and will be renewed as required.

(2)

In conjunction with RNZ’s sale of timberlands to the New Zealand JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaults on the bond, the Company would then have to perform. As of September 30, 2008, two annual payments, of $1.2 million each, remain. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At September 30, 2008 and December 31, 2007, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2008 and 2009, and are renewed as required.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

An analysis of activity in the liabilities for dispositions and discontinued operations for the nine months ended September 30, 2008 and the year ended December 31, 2007, is as follows:

	September 30, 2008	December 31, 2007
Balance, January 1,	$113,685	$122,516
Expenditures charged to liabilities	(5,142)	(8,575)
Reductions to liabilities	(1,451)	(256)

Balance, end of period	107,092	113,685
Less: Current portion	(10,474)	(10,069)

Non-current portion	$96,618	$103,616

Rayonier has identified specific liabilities for three SWP sites (Augusta, GA, Spartanburg, SC, and East Point, GA) as material and requiring separate disclosure, which were presented in the Company’s 2007 Annual Report on Form 10-K. There have not been any significant changes in these sites’ liability reserves for the nine months ended September 30, 2008. Rayonier accounts for environmental liabilities on an undiscounted basis. For an analysis of the activity for the three years ended December 31, 2007 and a brief description of these individually material sites, see the Company’s 2007 Annual Report on Form 10-K, Note 15 to Consolidated Financial Statements.

The Company charges expenditures for environmental remediation, monitoring and other costs for all dispositions and discontinued operations against its liabilities for dispositions and discontinued operations. The Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but may include, among other remedies, removal or treatment of contaminated soils, recovery and treatment/remediation of groundwater, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of September 30, 2008, this amount could range up to $30 million and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or improved environmental remediation technologies, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

The reliability and precision of cost estimates for these sites and the amount of actual future environmental costs can be impacted by various factors, including but not limited to: significant changes in discharge or treatment volumes, requirements to perform additional or different remediation, changes in environmental remediation technologies, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection, and the outcome of negotiations with federal and state agencies. Additionally, the potential for Brownfield (environmentally impacted site considered for re-development) treatment of a site, or other similar projects, could accelerate expenditures as well as impact the amount and/or type of remediation required, as could new laws, regulations and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies. Based on information currently available, the Company does not believe that any future changes in estimates, if necessary, would materially affect its consolidated financial position or results of operations.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

Legal Proceedings

Combe Fill South—In 1998, the U.S. Environmental Protection Agency (“EPA”) and the New Jersey Department of Environmental Protection (“DEP”) filed separate lawsuits against Rayonier Inc., and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (“Combe”). It is alleged that the Company’s former ERD in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered mediation process has been ongoing. In second quarter of 2008, a tentative settlement of this matter was reached, subject to finalization of documentation and court approval, resulting in the Company’s liability of approximately $0.3 million, a reduction of the prior reserve by $2.1 million.

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

East Point, Georgia Notice of Violation (“NOV”)—On March 28, 2008, SWP received an NOV and Proposed Consent Order (the “Order”) from EPD relating to its East Point, Georgia site. The Order asserts that SWP violated conditions in its RCRA Part B permit, specifically related to SWP’s alleged failure to report the presence of oil (referred to as DNAPL, or dense non-aqueous phase liquid) in a monitoring well. Under the terms of the Order, EPD proposed a fine of $0.8 million and is demanding that SWP perform a facility-wide remedial investigation; also, based on such investigation, EPD has required that SWP prepare a new corrective action plan for the facility. Finally, EPD is requesting an immediate increase in SWP’s financial assurance for the site to $17.6 million from the current level of approximately $4.0 million. (Note that financial assurance is provided for SWP via a Rayonier Inc. guaranty.) The Company has conducted an analysis of the claims and is currently in discussions with EPD. If no acceptable resolution can be reached, the Company will vigorously defend this matter. The Company believes its liabilities at September 30, 2008 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

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

•

Over time, the complexity and stringency of environmental laws and regulations have increased significantly, and the cost of compliance with these laws and regulations has also increased. For example, over time, states have tightened standards for the protection of groundwater and rivers and other waterways, as well as soil. In general, management believes these trends will continue.

It is the opinion of management that substantial expenditures will be required over the next 10 years in the area of environmental compliance. See Note 11—Liabilities for Dispositions and Discontinued Operations for additional information regarding the Company’s environmental liabilities.

13.	EMPLOYEE BENEFIT PLANS

The Company has four qualified non-contributory defined benefit pension plans and postretirement plans, which collectively cover substantially all employees hired prior to January 2006, and an unfunded pension plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

In September 2008, the Company changed its postretirement medical plan for active and retired salaried employees to shift all retiree medical costs to the plan participants over a three year phase-out period. Accordingly, at the beginning of 2012, the Company’s intent is to no longer incur retiree medical costs for any retired salary plan participants. The change was accounted for as a negative plan amendment and curtailment which resulted in a reduction to the retiree medical liability. The net impact of the reduction was an unrecognized gain in accumulated other comprehensive income of $7.7 million which will be amortized over 1.9 years, the average remaining service period of the remaining active participants.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The net periodic benefit cost for the Company’s pension and postretirement plans (medical and life insurance) for the three and nine months ended September 30, 2008 and 2007 are shown in the following table:

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$1,718	$1,571	$138	$167
Interest cost	4,142	3,722	287	656
Expected return on plan assets	(5,215)	(4,840)	—	—
Amortization of prior service cost	358	363	(307)	194
Amortization of losses	1,211	1,094	139	317

Net periodic benefit cost	$2,214	$1,910	$257	$1,334

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$5,022	$5,074	$479	$489
Interest cost	12,109	10,800	1,595	1,916
Expected return on plan assets	(15,490)	(13,450)	—	—
Amortization of prior service cost	1,042	1,060	67	568
Amortization of losses	3,540	3,039	725	926

Net periodic benefit cost	$6,223	$6,523	$2,866	$3,899

The Company does not have any required pension plan contributions for 2008. However, the Company made a discretionary contribution of $8.0 million during the third quarter 2008.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Foreign currency translation adjustments	$26,964	$34,297
Unrecognized components of employee benefit plans, net of tax	(39,768)	(59,935)

Total	$(12,804)	$(25,638)

During the nine months ended September 30, 2008, the decrease in net foreign currency translation adjustments was due to the weakening of the New Zealand dollar against the U.S. dollar. The decrease in the unrecognized components of employee benefit plans was mainly due to a third quarter $16.4 million adjustment for the retiree medical benefit plan amendment (see Note 13—Employee Benefit Plans for further discussion). Amortization of unrecognized components of employee pension and postretirement plan expense of $1.0 million and $3.8 million was recognized during the three and nine months ended September 30, 2008, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

15.	CONSOLIDATING FINANCIAL STATEMENTS

In October 2007, Rayonier TRS Holdings Inc. (“TRS”), a wholly-owned subsidiary of Rayonier Inc., issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc. and are non-callable. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of Rayonier Inc., incurred for the benefit of its subsidiaries.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	Condensed Consolidating Statements of Income For the Three Months Ended September 30, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$284,756	$31,907	$(8,521)	$308,142

Costs and Expenses	—	—	—	—	—
Cost of sales	—	—	236,544	28,417	(21,400)	243,561
Selling and general expenses	2,606	—	12,735	817	—	16,158
Other operating expense (income), net	60	—	791	(1,440)	—	(589)

	2,666	—	250,070	27,794	(21,400)	259,130
OPERATING (LOSS) INCOME	(2,666)	—	34,686	4,113	12,879	49,012
Interest expense	1,076	(3,165)	(7,237)	(1,161)	—	(10,487)
Interest and miscellaneous income (expense), net	901	(773)	(1,019)	1,224	(34)	299
Equity in income from subsidiaries	27,839	13,318	—	—	(41,157)	—

INCOME BEFORE INCOME TAXES	27,150	9,380	26,430	4,176	(28,312)	38,824
Income tax benefit (provision)	3,231	1,438	(3,780)	—	—	889

INCOME FROM CONTINUING OPERATIONS	30,381	10,818	22,650	4,176	(28,312)	39,713

DISCONTINUED OPERATIONS, NET
Loss on discontinued operations, net	(627)	—	(9,332)	—	—	(9,959)

NET INCOME	$29,754	$10,818	$13,318	$4,176	$(28,312)	$29,754

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	Condensed Consolidating Statements of Income For the Three Months Ended September 30, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$247,929	$87,273	$(11,087)	$324,115

Costs and Expenses
Cost of sales	407	—	199,568	28,462	(11,124)	217,313
Selling and general expenses	3,667	—	12,338	867	—	16,872
Other operating (income) expense, net	(200)	—	2,186	(3,723)	—	(1,737)

	3,874	—	214,092	25,606	(11,124)	232,448
OPERATING (LOSS) INCOME	(3,874)	—	33,837	61,667	37	91,667
Interest expense	(2,148)	—	(7,888)	(4,943)	—	(14,979)
Interest and miscellaneous income (expense), net	465	—	(996)	1,830	—	1,299
Equity in income from subsidiaries	84,086	24,559	—	—	(108,645)	—

INCOME BEFORE INCOME TAXES	78,529	24,559	24,953	58,554	(108,608)	77,987
Income tax provision	(7,214)	—	(1,406)	—	936	(7,684)

INCOME FROM CONTINUING OPERATIONS	71,315	24,559	23,547	58,554	(107,672)	70,303

DISCONTINUED OPERATIONS, NET
Income on discontinued operations, net	142	—	1,012	—	—	1,154

NET INCOME	$71,457	$24,559	24,559	$58,554	$(107,672)	$71,457

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	Condensed Consolidating Statements of Income For the Nine Months Ended September 30, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$758,066	$327,734	$(207,568)	$878,232

Costs and Expenses
Cost of sales	—	—	628,027	125,817	(80,467)	673,377
Selling and general expenses	7,952	—	37,406	2,388	—	47,746
Other expense (income), net	1	—	(842)	(4,300)	—	(5,141)

	7,953	—	664,591	123,905	(80,467)	715,982
OPERATING (LOSS) INCOME	(7,953)	—	93,475	203,829	(127,101)	162,250
Interest expense	1,704	(9,470)	(21,152)	(4,497)	4	(33,411)
Interest and miscellaneous income (expense), net	2,679	(2,320)	(1,768)	3,807	(99)	2,299
Equity in income from subsidiaries	109,722	41,186	—	—	(150,908)	—

INCOME BEFORE INCOME TAXES	106,152	29,396	70,555	203,139	(278,104)	131,138
Income tax benefit (provision)	2,198	4,383	(20,234)	—	—	(13,653)

INCOME FROM CONTINUING OPERATIONS	108,350	33,779	50,321	203,139	(278,104)	117,485

DISCONTINUED OPERATIONS, NET
Loss on discontinued operations, net	(629)	—	(9,135)	—	—	(9,764)

NET INCOME	$107,721	$33,779	$41,186	$203,139	$(278,104)	$107,721

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise noted)

	Condensed Consolidated Statements of Income For the Nine Months Ended September 30, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$688,979	$228,642	$(27,601)	$890,020

Costs and Expenses
Cost of sales	268	—	572,234	101,668	(28,049)	646,121
Selling and general expenses	10,750	—	35,358	2,533	—	48,641
Other operating (income) expense, net	(279)	—	324	(6,402)	—	(6,357)

	10,739	—	607,916	97,799	(28,049)	688,405
OPERATING INCOME	(10,739)	—	81,063	130,843	448	201,615
Interest expense	(2,318)	—	(25,184)	(14,744)	34	(42,212)
Interest and miscellaneous income (expense), net	1,135	—	(3,239)	5,335	(34)	3,197
Equity in income from subsidiaries	161,551	42,262	—	—	(203,813)	—

INCOME BEFORE INCOME TAXES	149,629	42,262	52,640	121,434	(203,365)	162,600
Income tax provision	(9,938)	—	(11,844)	—	(2,593)	(24,375)

INCOME FROM CONTINUING OPERATIONS	139,691	42,262	40,796	121,434	(205,958)	138,225

DISCONTINUED OPERATIONS, NET
Income on discontinued operations, net	157	—	1,466	—	—	1,623

NET INCOME	$139,848	$42,262	$42,262	$121,434	$(205,958)	$139,848

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(Unaudited)

(Dollars in thousands unless otherwise noted)

	Condensed Consolidating Balance Sheets As of September 30, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings, Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,115	$—	$37,416	$9,461	$—	$54,992
Accounts receivable, less allowance for doubtful accounts	954	—	89,016	3,872	—	93,842
Inventory	—	—	131,000	—	(35,562)	95,438
Other current assets	6,131	—	40,976	1,537	—	48,644
Assets held for sale	80,637	—	(12,088)	—	—	68,549
Intercompany interest receivable	—	—	0	808	(808)	—

Total current assets	95,837	—	286,320	15,678	(36,370)	361,465

TIMBER AND TIMBERLANDS NET OF DEPLETION AND AMORTIZATION	1,807	—	98,330	1,173,136	—	1,273,273
NET PROPERTY, PLANT AND EQUIPMENT	2,315	—	348,540	1,448	—	352,303
INVESTMENT IN SUBSIDIARIES	969,840	469,118	—	—	(1,438,958)	—
INTERCOMPANY/NOTES RECEIVABLE	24,481	—	—	1,938	(26,419)	—
OTHER ASSETS	24,524	16,139	487,576	12,412	(386,727)	153,924

TOTAL ASSETS	$1,118,804	$485,257	$1,220,766	$1,204,612	$(1,888,474)	$2,140,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,626	$—	$62,931	$2,136	$—	$67,693
Bank loans and current maturities	—	—	23,920	—	—	23,920
Accrued taxes	519	(7,634)	25,563	7,127	—	25,575
Accrued payroll and benefits	9,781	—	10,727	1,318	—	21,826
Accrued interest	26	5,188	7,305	1,124	—	13,643
Accrued customer incentives	—	—	10,324	—	—	10,324
Other current liabilities	7,655	—	13,560	16,759	—	37,974
Payable to Rayonier	—	—	—	—	—	—
Current liabilities for dispositions and discontinued operations	—	—	10,474	—	—	10,474
Liabilities associated with assets held for sale	53		7,286	—	—	7,339

Total current liabilities	20,660	(2,446)	172,090	28,464	—	218,768

LONG-TERM DEBT	20,000	300,000	397,760	52,579	—	770,339
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	96,618	—	—	96,618
PENSION AND OTHER POSTRETIREMENT BENEFITS	37,222	—	(429)	—	—	36,793
OTHER NON-CURRENT LIABILITIES	13,775	—	2,089	17,089	(16,403)	16,550
INTERCOMPANY PAYABLES	25,250	—	83,520	5,502	(114,272)	—

TOTAL LIABILITIES	116,907	297,554	751,648	103,634	(130,675)	1,139,068

TOTAL SHAREHOLDERS’ EQUITY	1,001,897	187,703	469,118	1,100,978	(1,757,799)	1,001,897

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,118,804	$485,257	$1,220,766	$1,204,612	$(1,888,474)	$2,140,965

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$47,027	$18,970	$126,401	$324,596	$(268,816)	$248,178

INVESTING ACTIVITIES
Capital expenditures	—	—	(50,784)	(24,068)	—	(74,852)
Purchase of timberlands	—	—	(241,959)	(167,882)	180,316	(229,525)
Decrease in restricted cash	—	—	—	4,604	—	4,604
Investment in subsidiaries	—	11,030	—	—	(11,030)	—
Other	—	—	(10,270)	1,870	—	(8,400)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	11,030	(303,013)	(185,476)	169,286	(308,173)

FINANCING ACTIVITIES
Issuance of debt	20,000	—	120,000	15,000	—	155,000
Repayment of debt	—	—	(40,585)	(70,000)	—	(110,585)
Dividends paid	(117,639)	—	—	—	—	(117,639)
Issuance of common shares	8,254	—	—	—	—	8,254
Excess tax benefits on stock-based compensation	—	—	3,406	—	—	3,406
Repurchase of common shares	(3,738)	—	—	—	—	(3,738)
Repayment of intercompany notes	50,000	—	—	(50,000)	—	—
Distributions to / from Parent	—	(30,000)	(41,030)	(28,500)	99,530	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(43,123)	(30,000)	41,791	(133,500)	99,530	(65,302)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(792)	—	—	(792)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	3,904	—	(135,613)	5,620	—	(126,089)
Balance, beginning of year	4,211	—	173,029	3,841	—	181,081

Balance, end of period	$8,115	$—	$37,416	$9,461	$—	$54,992

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$76,577	$—	$58,544	$212,863	$(84,253)	$263,731

INVESTING ACTIVITIES
Capital expenditures	—	—	(43,126)	(24,272)	—	(67,398)
Purchase of timberlands and wood chipping facilities	—	—	(8,970)	(36,764)	33,300	(12,434)
Proceeds from sale of timberlands	—	—	33,300	—	(33,300)	—
Increase in restricted cash	—	—	—	(396)	—	(396)
Other	—	—	(3,318)	—	—	(3,318)

CASH USED FOR INVESTING ACTIVITIES	—	—	(22,114)	(61,432)	—	(83,546)

FINANCING ACTIVITIES
Issuance of debt	—	—	62,000	60,000	—	122,000
Repayment of debt	—	—	(100,550)	(60,000)	—	(160,550)
Dividends paid	(111,628)	—	—	—	—	(111,628)
Issuance of common shares	15,014	—	—	—	—	15,014
Excess tax benefits on stock-based compensation	—	—	6,284	—	—	6,284
Distributions to / from Parent	—	—	—	(86,500)	86,500	—

CASH USED FOR FINANCING ACTIVITIES	(96,614)	—	(32,266)	(86,500)	86,500	(128,880)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	669	—	—	669

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(20,037)	—	4,833	64,931	2,247	51,974
Balance, beginning of year	28,551	—	13,867	—	(2,247)	40,171

Balance, end of period	$8,514	$—	$18,700	$64,931	$—	$92,145

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following important factors, among others, could cause actual results to differ materially from those expressed in forward-looking statements that may have been made in this document:

•	The current turmoil in the credit markets could limit demand for our products and real estate, and affect the overall availability and cost of credit;

•	the cyclical and competitive nature of the industries in which we operate;

•	fluctuations in demand for, or supply of, our forest products and real estate offerings;

•	entry of new competitors into our markets;

•	changes in global economic conditions and world events, including political changes in particular regions or countries;

•	changes in energy and raw material prices, particularly for our performance fibers and wood products businesses;

•

impacts of the rising cost of fuel, including the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third party logging and trucking services;

•	unanticipated equipment maintenance and repair requirements at our manufacturing facilities;

•	the geographic concentration of a significant portion of our timberland;

•	our ability to identify, finance and complete timberland acquisitions;

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

Segment Information

We operate in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and certain parcels previously reported in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded in the Real Estate segment when it sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. Our remaining operations include harvesting and selling timber acquired from third parties (log trading). As permitted by SFAS 131, these operations are combined and reported in an “Other” category. Sales between operating segments are made based on fair market value, and intercompany profit or loss is eliminated in consolidation. We evaluate financial performance based on the operating income of the segments.

Operating income, as presented in the Condensed Consolidated Statements of Income and Comprehensive Income, is equal to segment income(loss). Certain income(loss) items in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains(losses) from certain asset dispositions, interest income(expense), miscellaneous income (expense) and income tax (provision)benefit, are not considered by Company management to be part of segment operations.

In August 2008, the Company’s New Zealand business was classified as held for sale and its operations are shown as discontinued operations (see Note 2—Assets Held for Sale). These operations were previously included in the Timber and Other segments. The Timber and Other segments shown below have been restated to exclude the New Zealand operations.

Results of Operations, Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales
Timber	$40.5	$47.4	$137.9	$163.1
Real Estate
Development	1.6	—	2.4	31.5
Rural	7.3	55.9	43.6	74.6
Non-Strategic Timberlands	17.1	—	32.8	—

Total Real Estate	26.0	55.9	78.8	106.1

Performance Fibers
Cellulose Specialties	156.8	137.6	436.5	396.1
Absorbent Materials	53.3	51.2	135.6	126.9

Total Performance Fibers	210.1	188.8	572.1	523.0

Wood Products	24.1	24.3	67.5	67.8
Other operations	7.4	7.7	21.9	30.0

Total Sales	$308.1	$324.1	$878.2	$890.0

Operating Income (Loss)
Timber (a)	$(0.6)	$11.9	$20.4	$46.6
Real Estate	14.0	47.7	50.4	86.8
Performance Fibers	43.0	43.1	116.8	101.2
Wood Products	0.3	(1.5)	(2.6)	(5.5)
Other operations	(0.3)	(0.6)	(0.1)	(1.1)
Corporate and other expenses / eliminations	(7.4)	(8.9)	(22.6)	(26.4)

Total Operating Income	49.0	91.7	162.3	201.6
Interest expense	(10.5)	(15.0)	(33.4)	(42.2)
Interest and miscellaneous income, net	0.3	1.3	2.3	3.2
Benefit (provision) for income taxes	0.9	(7.7)	(13.7)	(24.4)

Income from Continuing Operations	39.7	70.3	117.5	138.2

Discontinued Operations, Net	(9.9)	1.2	(9.8)	1.6

Net Income	$29.8	$71.5	$107.7	$139.8

Diluted Earnings Per Share from Continuing Operations	$0.50	$0.89	$1.48	$1.75

(a)	Timber segment operating income for the nine months ended September 30, 2007 includes a $10.1 million fire loss.

Timber

Sales (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	Other	2008
Three months ended September 30,
Total Sales	$47.4	$(6.2)	$—	$(0.7)	$40.5

Nine months ended September 30,
Total Sales	$163.1	$(29.2)	$5.1	$(1.1)	$137.9

Timber sales declined for third quarter and year-to-date 2008 from prior year periods as sawlog prices decreased due to the weak housing market and oversupply of salvaged timber in the Northwest from a December 2007 storm.

In the Eastern region, average stumpage prices were up 3 percent for the three months ended September 30, 2008 and down 10 percent for the nine month period. Sales volumes declined 3 percent for the three months ended September 30, 2008 but were 3 percent higher for the nine months ended September 30, 2008 due to strong pulpwood demand.

In the Western region, average prices were down 16 percent and 18 percent for the three and nine months ended September 30, 2008, respectively, from the prior year periods. Price declines were partially offset by a change in sales mix. Stumpage sales volume declined 61 percent and 40 percent for the quarter and year-to-date, respectively, while log sales volume increased 22 percent and 33 percent for the same periods due to salvaged wood sales.

Operating Income (Loss) (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	Cost*	2008
Three months ended September 30,
Total Operating Income (Loss)	$11.9	$(6.2)	$(1.8)	$(4.5)	$(0.6)

Nine months ended September 30,
Total Operating Income	$46.6	$(29.2)	$(5.8)	$8.8	$20.4

*	For the nine months ended September 30, 2007, operating income includes a $10.1 million charge for forest fire losses.

Operating income decreased for the three and nine months ended September 30, 2008 largely due to depressed sawlog prices and the impact of salvaged timber in the Northwest. Excluding the 2007 fire losses, costs increased during the three and nine months ended September 30, 2008 mostly from higher depletion expense ($3 million in third quarter 2008) in the Northwest related to a second quarter acquisition of timberlands.

Real Estate

Sales (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	2008
Three months ended September 30,
Development	$—	$—	$1.6	$1.6
Rural	55.9	(21.3)	(27.3)	7.3
Non-Strategic Timberlands	—	—	17.1	17.1

Total Sales	$55.9	$(21.3)	$(8.6)	$26.0

Nine months ended September 30,
Development	$31.5	$(0.3)	$(28.8)	$2.4
Rural	74.6	(48.5)	17.5	43.6
Non-Strategic Timberlands	—	—	32.8	32.8

Total Sales	$106.1	$(48.8)	$21.5	$78.8

Operating Income (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	2008
Three months ended September 30,
Total Operating Income	$47.7	$(21.3)	$(12.4)	$14.0

Nine months ended September 30,
Total Operating Income	$86.8	$(48.8)	$12.4	$50.4

Sales and operating income decreased for the three months ended September 30, 2008 compared to the prior year period largely due to a $47 million sale of 3,100 acres to an industrial buyer in the third quarter 2007. For the nine months ended September 30, 2008, prices decreased from 2007 due to a shift in sales mix from development properties to non-strategic timberlands. In 2008, the demand for development properties declined due to the weak housing market and we began selling non-strategic timberland holdings that did not meet our investment criteria, which accounted for our increase in volume.

Performance Fibers

Sales (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	2008
Three months ended September 30,
Cellulose Specialties	$137.6	$13.3	$5.9	$156.8
Absorbent Materials	51.2	4.7	(2.6)	53.3

Total Sales	$188.8	$18.0	$3.3	$210.1

Nine months ended September 30,
Cellulose Specialties	$396.1	$34.6	$5.8	$436.5
Absorbent Materials	126.9	13.3	(4.6)	135.6

Total Sales	$523.0	$47.9	$1.2	$572.1

Sales increased for the three and nine months ended September 30, 2008 from the prior year periods primarily due to higher prices resulting from strong market demand. Also favorably impacting the 2008 results was a net increase in sales volumes as higher cellulose specialties volumes more than offset lower absorbent materials volumes. Cellulose specialties volumes were up for the quarter and the year due to the timing of customer orders. Absorbent materials volumes were down during the third quarter due to timing of customer orders and down for the year due to a product shortage resulting from unplanned maintenance in the first quarter.

Operating Income (in millions)		Changes Attributable to:
	2007	Price	Volume/Mix	Costs	2008
Three months ended September 30,
Total Operating Income	$43.1	$18.0	$3.1	$(21.2)	$43.0

Nine months ended September 30,
Total Operating Income	$101.2	$47.9	$4.4	$(36.7)	$116.8

Operating income was comparable for the three months and increased for the nine months as favorable price and mix and lower depreciation expense more than offset higher wood, chemical, energy and maintenance costs.

Wood Products

Sales (in millions)	Changes Attributable to:
	2007	Price	Volume/Mix	2008
Three months ended September 30,
Total Sales	$24.3	$0.9	$(1.1)	$24.1

Nine months ended September 30,
Total Sales	$67.8	$0.6	$(0.9)	$67.5

Sales were consistent with the prior year periods. For the quarter, the slight price improvement reflected an increase in demand coupled with a temporary supply shortage in the market.

Operating (Loss) Income (in millions)	Changes Attributable to:
	2007	Price	Volume/Mix	Costs	2008
Three months ended September 30,
Total Operating (Loss) Income	$(1.5)	$0.9	$—	$0.9	$0.3

Nine months ended September 30,
Total Operating Loss	$(5.5)	$0.6	$—	$2.3	$(2.6)

Operating results improved for the three and nine months ended September 30, 2008. The 2008 periods benefited from the price increases and lower log costs compared to the prior year periods.

Other Operations

Sales of $7 million for the third quarter were comparable to the prior year period. For the nine months ended September 30, 2008, sales of $22 million were $8 million below 2007 primarily due to lower log trading prices.

Corporate and Other

Corporate and Other Expenses of $7 million and $23 million for the three and nine months ended September 30, 2008, respectively, were $2 million and $4 million below the prior year periods, respectively, mostly due to lower incentive compensation.

Other Income / Expense

Interest expense decreased $4 million and $9 million for the three and nine months ended September 30, 2008 compared to the prior year periods, respectively. The 2008 expense benefited from a favorable IRS settlement. Also impacting interest expense were lower interest rates resulting from the fourth quarter 2007 debt refinancing which more than offset higher average debt balances due to strategic timberland acquisitions.

Interest and miscellaneous income declined slightly during the three and nine months ended September 30, 2008 due to lower cash balances.

Provision for Income Taxes

The effective rate from continuing operations before discrete items was 15.6 percent and 16.0 percent for the three and nine months ended September 30, 2008 compared to 10.1 percent and 14.4 percent for the prior year periods. The increased rates were due to proportionately higher earnings from the Company’s taxable REIT subsidiary.

Including discrete items, the third quarter 2008 effective rate was a benefit of 2.3 percent reflecting $4 million from a settlement with the IRS and other adjustments. In 2007 the comparable effective tax rate was 9.9 percent. See Note 4 - Income Taxes for additional information regarding the provision for income taxes.

Outlook

Given the weak outlook for sawtimber, we expect full year 2008 earnings to be below the prior year period. In Performance Fibers, full year results are expected to improve with strong demand for cellulose specialty products more than offsetting escalating raw material, energy and transportation costs. In Real Estate, we anticipate continued interest for our non-strategic timberlands. Overall, cash available for distribution in 2008 is anticipated to be well above dividend requirements.

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

Liquidity and Capital Resources

Historically, our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings help fund cyclicality and seasonality in working capital needs. Long-term debt has been used to fund major acquisitions. The current turmoil in the financial markets may impact our ability to obtain, and may increase the costs of, future short-term and long-term borrowings. However, on October 1, 2008 we paid $23 million of debt that had matured and we have no other major debt coming due until December 31, 2009 when $122 million in installment notes will mature. See Part II, Item 1a – Risk Factors for more information.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of September 30, 2008	As of December 31, 2007
Cash and cash equivalents	$55	$181
Total debt	794	750
Shareholders’ equity	1,002	981
Total capitalization (total debt plus equity)	1,796	1,731
Debt to capital ratio	44%	43%

Cash and cash equivalents consisted primarily of marketable securities with maturities at date of acquisition of 90 days or less.

Cash Provided by Operating Activities (in millions of dollars)

	2008	2007	Decrease
Nine months ended September 30,	$248	$264	$(16)

Cash provided by operating activities decreased $16 million primarily from lower earnings partially offset by reduced working capital requirements due to the timing of interest and tax payments.

Cash Used for Investing Activities (in millions of dollars)

	2008	2007	Increase
Nine months ended September 30,	$(308)	$(84)	$(224)

Cash used for investing activities increased $224 million primarily due to the purchase of $229 million of timberlands in 2008 versus $12 million of timberlands and wood chipping facilities purchased in 2007.

Cash Used for Financing Activities (in millions of dollars)

	2008	2007	Decrease
Nine months ended September 30,	$(65)	$(129)	$64

Cash used for financing activities decreased $64 million primarily due to a $45 million increase in outstanding debt in 2008 to fund timberland acquisitions compared to a $37 million reduction in 2007, partially offset by a decrease in cash proceeds on stock options exercised and an increase in dividend payments.

Expected 2008 Expenditures

We made an $8.0 million discretionary pension contribution in the third quarter of 2008 compared to $20 million last year. No additional contributions are expected in fourth quarter 2008. Income tax payments totaled $1 million in the first nine months of 2008 compared to $10 million in 2007. We expect net tax payments to be $17 million for full year 2008, compared to $26 million for full year 2007. Capital expenditures are expected to range from $105 million to $110 million in 2008. Environmental costs related to dispositions and discontinued operations were $5 million for the nine months ended September 30, 2008; full year expenditures of $8 million are anticipated.

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

EBITDA is a non-GAAP measure of our operating cash generating capacity. For the nine months ended September 30, 2008, EBITDA was $275 million, $53 million below the prior year period primarily due to softness in sawlog prices and lower real estate sales, partially offset by strong demand for Performance Fibers. Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash Provided by Operating Activities	$93.4	$132.2	$248.2	$263.7
Non-cash cost of real estate sold	(3.0)	(4.1)	(7.6)	(7.7)
Provision for income taxes	9.1	7.6	24.4	25.1
Interest, net	10.2	13.4	31.1	38.4
Other balance sheet changes	(20.5)	(19.5)	(20.8)	8.4

EBITDA	$89.2	$129.6	$275.3	$327.9

A non-cash expense critical to the economics of our Real Estate business is the non-cash cost of real estate sold. EBITDA plus the non-cash cost of real estate sold for the three and nine months ended September 30, 2008 and 2007 totaled $92 million and $134 million, and $283 million and $336 million, respectively.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchasing our common shares, debt reduction and strategic acquisitions net of associated financing (e.g. realizing like-kind exchange benefits). We define Cash Available for Distribution (“CAD”) as Cash Provided by Operating Activities less capital expenditures, the tax benefits associated with certain strategic acquisitions, the change in committed cash, less cash provided by discontinued operations and other items which include the proceeds from matured energy forward contracts and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we also reduce CAD by mandatory debt repayments resulting in the measure entitled “Adjusted CAD.”

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2008	2007
Cash Provided by Operating Activities	$248.2	$263.7
Capital expenditures	(74.9)	(67.4)
Decrease in committed cash	3.5	26.3 (a)
LKE tax benefits	(9.0)	(3.6)
Cash from discontinued operations	(4.3)	(6.5)
Other	(4.1)	(2.3)

Cash Available for Distribution	159.4	210.2
Mandatory debt repayments	(0.6)	(0.6)

Adjusted Cash Available for Distribution	$158.8	$209.6

(a)	Primarily 2006 interest paid in 2007 and previously reflected as a reduction in 2006 Adjusted CAD.

For the nine months ended September 30, 2008, adjusted CAD was $159 million, $51 million below the prior year period due mainly to lower earnings in the Timber and Real Estate segments. The Adjusted CAD generated in the current period is not necessarily indicative of amounts that may be generated in future periods.

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

We have a $250 million unsecured revolving credit facility with an accordion feature which allows additional borrowing above $250 million at market interest rates, in $25 million increments up to an aggregate $100 million, provided no default exists. The interest rates are based on one or three month LIBOR plus 40 basis points. The recent credit turmoil has resulted in a significant increase in the LIBOR. For example, our one month rate increased from 2.9% at June 30, 2008 to 4.3% at September 30, 2008 (see Part II, Item 1a – Risk Factors for more information). The facility expires in August 2011. At September 30, 2008, the available borrowing capacity was $144 million (excluding the accordion feature) and the amount drawn was primarily for the timberland acquisitions in second quarter 2008.

In connection with our installment notes and the $250 million revolving credit facility, covenants must be met, including ratios based on the facility’s definition of EBITDA (“Covenant EBITDA”). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost of real estate sold. Our dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (“Covenant FFO”) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation, amortization and the non-cash cost of real estate sold. Under a covenant relating to the $328 million of installment notes, Rayonier Forest Resources, L.P. (“RFR”), a wholly-owned REIT subsidiary, may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At September 30, 2008, we are in compliance with all material covenants.

The covenants listed below, which are the most significant financial covenants in effect as of September 30, 2008, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at September 30, 2008	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	7.85	5.35
Total debt to Covenant EBITDA should not exceed	4.00 to 1	2.13	1.87
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	10.58	8.08
Dividends paid should not exceed 90 percent of Covenant FFO	90%	47%	43%

In addition to the financial covenants listed above, the installment notes, Senior Exchangeable Notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds in excess of $100 million (the “excess proceeds”) in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. As of September 30, 2008 and December 31, 2007, there were no excess proceeds.

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

No material changes to guarantees or financial instruments such as letters of credit and surety bonds occurred during the nine months ended September 30, 2008. See Note 10 - Guarantees, for details on the letters of credit, surety bonds and total guarantees outstanding as of September 30, 2008.

Segment EBITDA

EBITDA is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment for the three and nine months ended September 30, 2008 and 2007 was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EBITDA
Timber	$18.3	$29.5	$79.4	$114.7
Real Estate	19.2	49.0	60.9	91.3
Performance Fibers	57.1	59.7	154.9	150.9
Wood Products	1.5	—	1.4	(0.8)
Other Operations	0.4	0.3	1.0	(1.9)
Corporate and other	(7.3)	(8.9)	(22.3)	(26.3)

Total	$89.2	$129.6	$275.3	$327.9

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment (millions of dollars):

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended September 30, 2008
Cash Provided by Operating Activities	$25.2	$24.4	$47.3	$(0.3)	$8.4	$(11.6)	$93.4
Less: Non-cash cost of real estate sold	—	(3.0)	—	—	—	—	(3.0)
Add: Provision for income taxes	—	—	—	—	—	9.1	9.1
Interest, net	—	—	—	—	—	10.2	10.2
Other balance sheet changes	(6.9)	(2.2)	9.8	1.8	(8.0)	(15.0)	(20.5)

EBITDA	$18.3	$19.2	$57.1	$1.5	$0.4	$(7.3)	$89.2

Three Months Ended September 30, 2007
Cash Provided by Operating Activities	$30.2	$48.7	$57.5	$1.7	$3.7	$(9.6)	$132.2
Less: Non-cash cost of real estate sold	—	(4.1)	—	—	—	—	(4.1)
Add: Provision for income taxes	—	—	—	—	—	7.6	7.6
Interest, net	—	—	—	—	—	13.4	13.4
Other balance sheet changes	(0.7)	4.4	2.2	(1.7)	(3.4)	(20.3)	(19.5)

EBITDA	$29.5	$49.0	$59.7	$—	$0.3	$(8.9)	$129.6

Nine Months Ended September 30, 2008
Cash Provided by Operating Activities	$91.6	$71.1	$127.2	$(2.6)	$7.7	$(46.8)	$248.2
Less: Non-cash cost of real estate sold	—	(7.6)	—	—	—	—	(7.6)
Add: Provision for income taxes	—	—	—	—	—	24.4	24.4
Interest, net	—	—	—	—	—	31.1	31.1
Other balance sheet changes	(12.2)	(2.6)	27.7	4.0	(6.7)	(31.0)	(20.8)

EBITDA	$79.4	$60.9	$154.9	$1.4	$1.0	$(22.3)	$275.3

Nine Months Ended September 30, 2007
Cash Provided by Operating Activities	$116.7	$94.7	$146.3	$(0.4)	$(4.8)	$(88.8)	$263.7
Less: Non-cash cost of real estate sold	—	(7.2)	—	—	(0.5)	—	(7.7)
Add: Provision for income taxes	—	—	—	—	—	25.1	25.1
Interest, net	—	—	—	—	—	38.4	38.4
Other balance sheet changes	(2.0)	3.8	4.6	(0.4)	3.4	(1.0)	8.4

EBITDA	$114.7	$91.3	$150.9	$(0.8)	$(1.9)	$(26.3)	$327.9

The following table provides sales volumes by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Timber
Western region, in millions of board feet	48	56	184	207
Eastern region, in thousands of short green tons	1,508	1,555	4,684	4,552
Real Estate
Acres sold
Development	294	—	341	4,005
Rural	2,849	5,576	14,781	11,957
Non-strategic timberlands	10,917	—	21,217	—

Total	14,060	5,576	36,339	15,962
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	124	119	349	344
Absorbent materials, in thousands of metric tons	67	72	174	183
Production as a percent of capacity	102.1%	97.2%	99.0%	98.1%
Lumber
Sales volume, in millions of board feet	84	88	245	248

The following table provides timber sales and operating income by geographic location (millions of dollars):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Timber
Sales
Western	$16.6	$24.2	$61.3	$84.3
Eastern	23.9	23.2	76.6	78.8

Total	$40.5	$47.4	$137.9	$163.1

Operating income
Western	$(2.0)	$10.3	$13.9	$44.0
Eastern*	1.5	2.3	7.1	3.8
Other Timber	(0.1)	(0.7)	(0.6)	(1.2)

Total	$(0.6)	$11.9	$20.4	$46.6

*	Operating income for the nine months ended September 30, 2007 includes a $10.1 million forest fire loss.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We periodically enter into interest rate swap agreements to manage exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At September 30, 2008, we had no interest rate swap agreements.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk; however, we intend to hold most of our debt until maturity. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers’ margins resulting from an increase or decrease in these energy costs. A hypothetical 10 percent increase/decrease in the prevailing market price of fuel oil hedged at September 30, 2008 would result in a change of $0.3 million in our pre-tax income. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. Our natural gas and fuel oil contracts do not qualify for hedge accounting and as such, mark-to-market adjustments are recorded in “Other operating income, net.” See Note 9—Financial Instruments for outstanding forward contracts at September 30, 2008 as well as gains and losses recognized from such contracts.

Primarily all of our revenues and expenses are U.S. dollar-denominated. However, the JV is subject to the risks of foreign currency fluctuations (See Note 2 – Assets Held for Sale for additional information on the JV). At September 30, 2008, there were no outstanding forward foreign currency contracts to purchase or sell New Zealand dollars.

The current turmoil in the financial markets may impact our ability to secure future short-term and long-term borrowings and may increase the costs of these financings. See Part II, Item 1a – Risk Factors for more information.

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2008.

In the quarter ended September 30, 2008, based upon the evaluation required by paragraph (d) of SEC Rules 13a-15 and 15d-15, there were no changes in our internal controls over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

The following has been added as a risk factor:

The current turmoil in the credit markets could limit demand for our products and real estate, and affect the overall availability and cost of credit.

The current turmoil in the credit markets could limit demand for our products and real estate, and affect the overall availability and cost of credit. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis. With respect to Rayonier, while we have no immediate need to access the credit markets at this time, the impact of the current crisis on our ability to obtain financing in the future, and the cost and terms of same, is unclear. No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

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

October 24, 2008