Form 10-K
period 2008-12-31
RAYONIER INC
filed 2009-02-27
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        YES ☐        NO ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2008 was $3,309,277,244 based on the closing sale price as reported on the New York Stock Exchange.

As of February 23, 2009, there were outstanding 78,964,045 Common Shares of the registrant.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2009 annual meeting of the shareholders of the registrant scheduled to be held May 21, 2009, are incorporated by reference in Part III hereof.

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

i

Page

Management’s Report on Internal Control over Financial Reporting	F-1

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2008	F-4

Consolidated Balance Sheets at December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts	F-46

All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F-47

Exhibit Index

ii

PART I

When we refer to “we”, “us”, “our”, “the Company”, or “Rayonier”, we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this Report.

Item 1.	BUSINESS

General

We are a leading international forest products company primarily engaged in activities associated with timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. We own, lease or manage approximately 2.6 million acres of timberland and real estate located in the United States and New Zealand. We believe that Rayonier is the seventh largest private timberland owner in the U.S. Included in this property is over 200,000 acres of high value real estate located primarily along the coastal corridor from Savannah, Georgia to Daytona Beach, Florida. We own and operate two specialty cellulose mills in the United States. In addition, we manufacture lumber in three sawmills in Georgia and engage in the trading of logs and wood products. For information on sales, operating income and identifiable assets by reportable segment, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 — Segment and Geographical Information.

Our corporate strategy is to:

•	Increase the size and quality of our timberland holdings through cash-accretive timberland acquisitions while selling timberland that no longer meets our strategic or financial return requirements.

•

Extract maximum value from our higher and better use (HBU) properties. We will continue entitlement activity on development property while maintaining a rural HBU program of sales for conservation, recreation and industrial uses.

•

Continue to differentiate our Performance Fibers business by developing and improving customer specific applications. We will also emphasize operational excellence to ensure quality, reliability and efficiency.

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

The Company is a real estate investment trust (REIT). Under this structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests.

Our principal businesses are conducted through two entities. Our U.S. timber operations are primarily conducted by a wholly-owned REIT subsidiary, Rayonier Forest Resources, L.P. (RFR). Our non REIT-qualifying operations, which are subject to corporate-level tax on earnings, are held by our wholly-owned taxable subsidiary, Rayonier TRS Holdings Inc. (TRS). These operations include our Performance Fibers, Wood Products and trading business, as well as the sale and entitlement of higher value real estate and non-strategic timberlands.

Timber

Our Timber segment owns, leases or manages approximately 2.5 million acres of timberlands, and sells standing timber (primarily at auction to third parties) and delivered logs. We also generate non-timber income from other land related activities. See chart in Item 2 — Properties for additional information.

Our Eastern U.S. timberland holdings consist of approximately 1.8 million acres in Alabama, Arkansas, Florida, Georgia, Louisiana, New York, Oklahoma and Texas. End-use markets for this timber include pulp, paper and wood products facilities. The predominant tree species across these timberlands are loblolly and slash pine. Hardwoods include red oak, sweet gum, black gum, red maple, cypress, black cherry, sugar maple and yellow birch.

Our Western U.S. timberlands consist of 413,000 acres of primarily softwood second growth timber in western Washington with approximately 55 percent hemlock, 31 percent douglas-fir and the remainder western red cedar and spruce. Our hardwood timber stands consist principally of red alder and maple.

In addition, we have a 40 percent interest in a New Zealand joint venture which owns or leases approximately 329,000 acres of primarily radiata pine timberland, which we manage. In August 2008, the joint venture partners decided to offer the business for sale and the sale process is ongoing. Accordingly, we classified our interest in the New Zealand joint venture as held for sale and its operations are shown as discontinued operations in the Consolidated Balance Sheet and Consolidated Statements of Income and Comprehensive Income, respectively. See Note 7 — Assets Held for Sale for additional information.

We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (SFI) program. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that optimizes site preparation, tree species selection, competition control, use of fertilization and timing of thinning and final harvest. We also have a genetic tree improvement program aimed to enhance the productivity and quality of our timber. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses and specialty forest products as well as considerations for the future higher and better uses of the land are an integral part of our site-specific management philosophy. All these activities are designed to maximize value while complying with SFI requirements.

The average rotation (final harvest) age for timber from the Eastern U.S. (primarily Southern pine) excluding New York, is between 21 to 24 years. Our Eastern U.S. timber is primarily a mix of sawtimber and pulpwood. Due to slower timber growth rates, the harvest age on the New York timberlands ranges widely from 40 to 80 years. Rotation age for timber from the Western U.S. (primarily hemlock and douglas-fir) ranges from 40 to 50 years, and is primarily composed of sawtimber.

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

The following table sets forth the estimated volumes of merchantable timber in the U.S. by location and type, as of December 31, 2008:

Location	Softwood	Hardwood	Total	Equivalent total, in thousands of short green tons	%
Eastern, in thousands of short green tons	32,080	22,446	54,526	54,526	85
Western, in millions of board feet	1,300	79	1,379	9,929	15

				64,455	100

Real Estate

Our Real Estate subsidiary owns approximately 67,000 acres of land. We segregate our real estate holdings into three groups: HBU development, HBU rural and non-strategic timberlands. Development properties are predominantly located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL. In 2008 we continued our strategy to pursue and obtain entitlements for selected development properties. Additionally, we began a strategy of selling non-strategic timberland holdings that do not meet our investment criteria, which enables us to redeploy capital to higher value assets and upgrade our timberland portfolio. A decrease in demand for our development properties due to the weakening economic conditions, combined with the new strategy of selling non-strategic timberlands resulted in a change in sales mix in 2008.

Performance Fibers

We are a leading manufacturer of high value specialty cellulose fibers and absorbent materials with production facilities in Jesup, GA and Fernandina Beach, FL, which have a combined annual capacity of approximately 740,000 metric tons. These facilities are manufacturing more than 25 different grades of fibers. The Jesup facility can produce approximately 590,000 metric tons, or 80 percent of our total capacity, and the Fernandina Beach facility can produce approximately 150,000 metric tons, or 20 percent of our total capacity.

This segment has two major product lines — Cellulose Specialties and Absorbent Materials.

Cellulose Specialties — We are one of the world’s leading producers of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form to produce cellulose acetate and ethers that create high value, technologically demanding products. Our products are used in a wide variety of end uses such as: cigarette filters, liquid crystal display (LCD) screens, acetate textile fibers, pharmaceuticals, cosmetics, rigid packaging, photographic film, impact-resistant plastics, high-tenacity rayon yarn for tires and industrial hoses, detergents, food casings, food products, thickeners for oil well-drilling muds, lacquers, paints, printing inks, and explosives. In addition, cellulose specialties include high value specialty paper applications used for decorative laminates, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry.

Absorbent Materials — We are a producer of fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

Sixty-three percent of Performance Fibers sales are exported, primarily to customers in Asia and Europe. Ninety-four percent of Performance Fibers sales are made directly by Rayonier personnel, with the remainder through independent sales agents. We have long-term contracts with the world’s largest manufacturers of acetate-based products and other key customers that extend into 2011 and represent nearly all of our high value cellulose specialties production.

Wood Products

Our Wood Products business segment manufactures and sells dimension lumber. We operate three lumber manufacturing facilities in the U.S. that produce Southern pine lumber, which is generally used for residential and industrial construction. Located in Baxley, Swainsboro and Eatonton, GA, the mills have a combined annual capacity of approximately 370 million board feet of lumber and 685,000 tons of wood chips. In the fourth quarter of 2008, we curtailed production at our sawmills due to decreased demand from a weak housing market. We may temporarily suspend production at one or more of our mills in 2009 unless market conditions improve.

Lumber sales are primarily made by Rayonier personnel to customers in the southeastern U.S. Approximately 70 percent of our lumber mills’ wood chip production is sold at market prices to our Jesup, GA performance fibers facility. In 2008, these purchases represented approximately 13 percent of that facility’s total wood consumption.

Other

The primary business of our Other segment is trading logs and wood products.

Discontinued Operations and Dispositions

In August 2008, the New Zealand joint venture partners decided to offer the business for sale and the sale process is ongoing. Accordingly, we classified our interest in the joint venture as held for sale and its operations are shown as discontinued operations in the Consolidated Balance Sheet and Consolidated Statements of Income and Comprehensive Income, respectively (see Note 7 — Assets Held for Sale). As a result, the operations that were previously included in the Timber and Other segments have been segregated from continuing operations in the Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations for all periods presented. The assets and liabilities have been classified as “Assets Held for Sale” and “Liabilities Associated with Assets Held for Sale” at December 31, 2008 in the Consolidated Balance Sheets. Additionally, we classified our International Wood Products (“IWP”) log trading operations, which was closed in 2007, as discontinued operations for all periods presented.

Included in the Consolidated Balance Sheets are environmental liabilities relating to prior dispositions and discontinued operations; our Port Angeles, WA performance fibers mill that was closed in 1997; our wholly-owned subsidiary, Southern Wood Piedmont Company (“SWP”), which ceased operations other than environmental investigation and remediation activities in 1989; our Eastern Research Division (“ERD”), which ceased operations in 1981; and other miscellaneous assets held for disposition. See Note 15 — Liabilities for Dispositions and Discontinued Operations for additional information.

Foreign Sales and Operations

Sales from non-U.S. operations comprised less than one percent of consolidated 2008 sales. See Note 3 — Segment and Geographical Information for additional information.

Intellectual Property

We own numerous patents, trademarks, trade secrets and know-how, particularly relating to our Performance Fibers business. We intend to continue to take such steps as are necessary to protect our intellectual property, including filing patent applications for inventions that are deemed important to our business operations. Our U.S. patents generally have a duration of 20 years from the date of filing.

Competition

Our U.S. timberlands are located in three major timber-growing areas (the northwest U.S., known as our Western region and the northeast and the southern U.S., known as our Eastern region), where timber markets are fragmented. In the Western region, Weyerhaeuser, Hancock Timber Resource Group, Green Diamond Resource Company, Longview Timber, Port Blakely Tree Farms, Pope Resources and the State of Washington Department of Natural Resources are significant competitors. Other competition in the Western U.S. arises from log imports from Canada. In the Eastern region, we compete with Plum Creek Timber Company, Timberland Investment Management Organizations (TIMOs) such as Hancock Timber Resource Group, Resource Management Services, Forest Investment Associates and the Campbell Group as well as other numerous large and small privately held timber companies. In all markets, price is the principal method of competition.

In Performance Fibers, we market high purity, specialty cellulose fibers worldwide against strong competition from domestic and foreign producers. Major competitors include Buckeye Technologies Inc., Borregaard, and Sappi Saiccor. Product performance, technical service and price are principal methods of competition. During 2005, Sappi Saiccor announced a 200,000 ton per year expansion at its cellulose specialty pulp mill in South Africa, and Sateri International announced construction of a 360,000 ton per year cellulose specialty pulp mill in Bahia, Brazil. These facilities commissioned their production in 2008 and small amounts are undergoing testing and qualification procedures by our customers. Somewhat offsetting this additional capacity, Borregard announced the closure of its Atizholz mill in late 2008 and other smaller competitors have recently announced market production curtailments. The aggregate impact of potential facility closures and new market capacity is not expected to adversely affect the results of our Performance Fibers segment in 2009. However, it is difficult to determine whether and to what extent these market dynamics may impact our business in 2010 and beyond.

Our Wood Products business competes with a number of lumber producers throughout the U.S. and Canada, but particularly with sawmills throughout Georgia and Florida. Our Wood Products business represents less than one-half of one percent of North American capacity.

Customers

In 2008, a group of customers under the common control of Eastman Chemical Company (and its affiliates) and Celanese represented approximately 19 and 16 percent of our Performance Fibers segment’s sales and 12 and 10 percent of consolidated sales, respectively. An additional customer of the Performance Fibers segment comprised 14 percent of the segment’s sales. One customer represented 10 percent of our Timber segment’s sales. The loss of any of these customers could have a material adverse effect on the Company and the respective segments’ results of operations.

Seasonality

Our Timber segment sales are generally lower in the third quarter due to greater availability of non-Rayonier timber during the drier summer harvesting period, particularly in the Western U.S. Our Wood Products segment may experience higher seasonal demand in the second quarter when demand for new housing has typically increased. Our Performance Fibers and Real Estate segments’ results are normally not impacted by seasonal changes.

Environmental Matters

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation, Note 15 — Liabilities for Dispositions and Discontinued Operations, and Note 16 — Contingencies.

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

Performance Fibers manufacturing uses a substantial amount of residual biomass to produce its own energy, but also requires significant amounts of fuel oil and natural gas. These raw materials are subject to significant changes in prices and availability, which could adversely impact our future operating results. To reduce variability and cost, we completed a number of capital projects to reduce fossil fuel consumption, including a power boiler replacement at our Fernandina Beach, FL facility, which consumes primarily wood waste. We continually pursue reductions in usage and costs of other key raw materials, supplies and contract services at our Performance Fibers and lumber mills and do not foresee any material constraints in the near term from pricing or availability.

Research and Development

The research and development efforts of our Performance Fibers business are primarily directed at further developing existing core products and technologies, improving the quality of cellulose fiber grades, absorbent materials and related products, improving manufacturing efficiency and environmental controls, and reducing fossil fuel consumption.

The research and development activities of our timber operations include genetic tree improvement and applied silvicultural programs to identify management practices that will improve financial returns from our timberlands.

Employee Relations

We currently employ approximately 1,950 people, of whom approximately 1,850 are in the United States. Approximately 900 of our hourly Performance Fibers employees are covered by collective bargaining agreements. The majority of our hourly employees are represented by one of several labor unions. We believe relations with our employees are satisfactory.

On June 30, 2008, the collective bargaining agreements covering approximately 700 hourly employees at our Jesup mill expired. The parties have worked without an agreement since that time while negotiations take place. On February 11, 2009, an initial vote on the proposed contract was taken and the proposal was rejected by the unions. While there can be no assurance, we expect to reach mutually satisfactory agreements with our unions in the first quarter of 2009. Any failure to do so accompanied by a work stoppage could have a material adverse effect on our business, results of operations and financial condition. In December of 2005, two labor unions representing approximately 230 hourly employees at our Fernandina mill approved a four-year contract, which expires on April 30, 2010.

Sustainable Forestry

While it is our objective to maximize future wood supply through forest management programs that increase timberland productivity, we have a longstanding commitment to meet the highest levels of forest stewardship and to promote sustainable forestry practices throughout the industry. We subscribe to the SFI program, a comprehensive system of environmental principles, objectives and performance measures that combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Most of our U.S. timberlands and wood procurement practices have been audited and certified by an independent third party under the SFI program. We have over 2 million acres enrolled in the SFI program. Annually we undergo third-party surveillance audits across our land-base. This independent certification verifies that we meet strict requirements for growing and harvesting trees in an environmentally responsible manner that protects natural resources, renews forests, ensures sustainable harvest levels, creates biological diversity, and enhances wildlife protection.

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

Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier’s future financial and operational performance, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “anticipate” and other similar language. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements. The following risk factors, among others, could cause actual results to differ materially from those expressed in forward looking statements that are made in this document.

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

Business and Operating Risks

The current global economic downturn and turmoil in the global credit markets could limit demand for our products and real estate, and affect the overall availability and cost of credit for Rayonier and its customers and suppliers.

The global economic downturn and unprecedented deterioration of the global credit markets has adversely affected, and could further adversely affect, various aspects of our business and the businesses of our customers and suppliers. At this time, it is impossible to predict the outcome of various actions taken by the U.S. government, including the passage of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, and whether these and other measures currently being implemented or contemplated by the government will mitigate the effects of the crisis. With respect to Rayonier, while we have no immediate need to access the credit markets, the impact of the current crisis on our ability to obtain financing in the future, and the cost and terms of that financing, is unclear. Similarly, the inability of our customers and suppliers to obtain financing could adversely affect our business if their ability to operate or fund transactions (such as real estate purchases) is impacted. We have already seen a small number of our customers file for bankruptcy protection due to economic conditions or the inability to refinance debt, although the effects of these bankruptcies to Rayonier have not been significant to date. No assurances can be given that the effects of the current economic downturn and deterioration of the credit markets will not have a material adverse effect on our business, financial condition and results of operations.

The precipitous decline in the stock market has impacted our pension plan investment performance and, absent a significant recovery in the market or additional federal legislation, may require us to make significant additional cash contributions to our plans.

We sponsor several defined benefit pension plans, which cover many of our salaried and hourly employees. Due to the precipitous decline in the stock market (the Dow Jones Industrial Average declined approximately 32 percent in 2008), the value of our pension plan equity assets has also dropped significantly. However, the Federal Pension Protection Act of 2006 (the PPA) requires that certain capitalization levels be maintained in each of these plans. Recognizing that this issue affects much of Corporate America, in December 2008 federal legislation was passed (as part of the Worker, Retiree, and Employer Recovery Act of 2008) which provides short term relief to plan sponsors by allowing them to phase in the funding requirements of the PPA over three years, among other things. Because it is unknown how the stock market will perform over the next 12 to 24 months and whether additional legislation will be passed to address this issue, no assurances can be given that any additional plan contributions required by applicable law will not be material.

The cyclical nature of our businesses could adversely affect our results of operations.

Our financial performance is affected by the cyclical nature of the forest products and real estate industries. The markets for timber, real estate, performance fibers and wood products are influenced by a variety of factors beyond our control. For example, the demand for real estate can be affected by changes in interest rates, availability and terms of financing, local economic conditions, new housing starts, population growth and demographics. The demand for sawtimber is primarily affected by the level of new residential and commercial construction activity. Both our Real Estate and Timber businesses have been negatively impacted by the current economic downturn, primarily due to the decline in housing starts and the deterioration of the credit markets. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices.

The forest products and real estate industries are highly competitive.

Some of our competitors in the forest products businesses have greater financial and operating resources and own more timberlands than we do. Some of our forest products competitors may also be lower-cost producers in some of the businesses in which we operate. In addition, wood products are subject to significant competition from a variety of non-wood and engineered wood products. We are also subject to competition from various forest products, including logs, imported from foreign countries to the United States as well as to the export markets served by us. To the extent there is a significant increase in competitive pressures from substitute products or other domestic or foreign suppliers, our business could be adversely affected. With respect to our real estate business, one of our key strategies is to engage in activities that add long term value to our properties, including obtaining entitlements and entering into joint venture type arrangements. Many of our competitors in this segment have greater experience in real estate entitlement and development than we do.

Changes in energy and raw materials prices could impact our operating results and financial condition.

Energy and raw material costs, such as oil, natural gas, wood, and chemicals are a significant operating expense, particularly for the Performance Fibers and Wood Products businesses. The prices of raw materials and energy can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. For example, in 2008, we experienced significant volatility in energy, chemicals, transportation and other input costs. Oil and natural gas costs have also increased substantially in recent years and we have experienced, at times, a limited availability of hardwood which has resulted in increased production costs for some Performance Fibers products. Increases in production costs could have a material adverse effect on our business, financial condition and results of operations. In addition, in our Timber, Performance Fibers and Wood Products businesses, the rising cost of fuel, and its impact on the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third party logging and trucking services, could have a material adverse effect on our business, financial condition and results of operations.

Changes in global economic conditions, market trends and world events could impact customer demand.

The global reach of our business, particularly the Performance Fibers business and our interest in the New Zealand joint venture, causes us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in the U.S. The current global economic and financial market crises are examples of such changes. Adverse changes in the following factors, among others, could have a negative impact on our business and results of operations:

•	exposure to currencies other than the United States dollar;

•	regulatory, social, political, labor or economic conditions in a specific country or region; and,

•

trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, and import and export licensing requirements.

The impacts of climate initiatives, at the international, federal and state levels, are uncertain at this time.

Currently, there are numerous international, federal and state-level initiatives and proposals addressing global climate issues. Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other so-called “greenhouse gases.” Moreover, the results of the recent federal election will likely result in a shift to a more aggressive approach on the federal level in addressing climate change issues. It is likely that future legislative and regulatory activity in this area will impact Rayonier, but it is unclear at this time whether such impact will be, in the aggregate, positive or negative. For example, while Rayonier’s Performance Fibers mills produce greenhouses gases and utilize fossil fuels, they also generate a substantial amount of their energy from wood fiber (often referred to as “biomass”), which is favored under most current legislative proposals. In addition, our extensive timber holdings and the biomass they produce may provide opportunities for us to benefit from new legislation and regulation, especially in states that have implemented “renewable portfolio standards” that mandate the use of non-fossil fuels by electricity generators. We continue to monitor political and regulatory developments in this area, but their overall impact on Rayonier is uncertain at this time.

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

Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states and countries where we own, lease or manage timberlands, and operate mills. For example, as described in more detail in Note 16 — Contingencies, the Altamaha Riverkeeper, a non-profit environmental group, has alleged noncompliance by our Jesup mill with certain laws relating to its effluent discharge, and has threatened to file a “citizen suit” against Rayonier pursuant to the provisions of the Clean Water Act if the group’s concerns are not addressed to their satisfaction. In Washington State, environmental groups and interested individuals may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. These and other challenges could materially delay or prevent operations on our properties. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits or implementing capital improvements or pursuing operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands, or impact how we operate or our ability to invest in our mills. Among the remedies that could be enforced in a lawsuit is a judgment preventing or restricting harvesting on a portion of our timberlands, or adversely affecting the projected operating benefits or cost of capital projects at our mills.

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

Environmental laws and regulations are constantly changing, and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, operate our manufacturing facilities, remediate contaminated properties and/or develop real estate. These laws and regulations may relate to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics, protection and restoration of natural resources, air and water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased markedly and the enforcement of these laws and regulations has intensified. Moreover, we believe that environmental policies of the current administration are likely to be, in the aggregate, more restrictive for industry and landowners than those of the previous administration. Nonetheless, irrespective of any particular presidential administration, environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our operating results.

Entitlement and development of real estate entails a lengthy, uncertain and costly approval process.

Entitlement and development of real estate entails extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require various approvals, permits and consents from federal, state and local governing and regulatory bodies. For example, in Florida, real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land use and development regulations. In addition, in Florida, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact (DRI) application. Compliance with the Growth Management Act, local land development regulations and the DRI process is usually lengthy and costly and significant conditions can be imposed on a developer with respect to a particular project. In addition, development of properties containing delineated wetlands may require one or more permits from the federal government. Any of these issues can materially affect the cost and timing of our real estate projects.

The real estate entitlement process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure the necessary approvals and permits. A significant amount of our development property is located in counties in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, infrastructure and funding for same, and the requirements of state law, especially in the case of Florida under the Growth Management Act and DRI process. In addition, anti-development groups are active, especially in Florida, in seeking constitutional amendments, legislation and other anti-growth limitations on real estate development activities. We expect this type of activity to continue in the future.

Issues affecting real estate development also include the availability of potable water for new development projects. For example, in Georgia, the Legislature enacted the Comprehensive Statewide Watershed Management Planning Act (the “Watershed Management Act”), which, among other things, created a governmental entity called the Georgia Water Council which was charged with preparing a comprehensive water management plan for the state and presenting it to the Georgia Legislature. It is unclear at this time how the plan will affect the cost and timing of real estate development along the I-95 coastal corridor in southern Georgia, where the Company has significant real estate holdings.

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

A number of factors, including changes in demographics, tightening of credit, and a slowing of commercial or residential real estate development, particularly along the I-95 coastal corridor in Florida and Georgia, could reduce the demand for our properties and negatively affect our results of operations. The current decline in the economy generally and in the housing market in particular, together with the deterioration of the credit markets, has certainly had such an effect in 2008 and is expected to continue into 2009.

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

We participate in a joint venture in New Zealand, and may enter into other joint venture projects: for example, as part of our real estate strategy. A joint venture involves potential risks such as:

•	not having voting control over the joint venture;

•	the venture partner at any time may have economic or business interests or goals that are inconsistent with ours;

•	the venture partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the investment; and,

•	the venture partner could experience financial difficulties.

Actions by our venture partners may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement or to other adverse consequences.

We may be unsuccessful in carrying out our acquisition strategy.

We have pursued, and intend to continue to pursue, acquisitions of strategic timberland and real estate properties that meet our investment criteria. Our timberland and real estate acquisitions may not perform in accordance with our expectations. We anticipate financing any such acquisitions through cash from operations, borrowings under our credit facilities, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. The failure to identify and complete suitable timberland and real estate properties, and the failure of any acquisitions to perform to our expectations, could adversely affect our operating results.

Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.

Approximately 48 percent of our work force is unionized. These workers are exclusively in our Performance Fibers business. As a result, we are required to negotiate the wages, benefits and other terms with these employees collectively. Our financial results could be adversely affected if labor negotiations were to restrict the efficiency of our operations. In addition, our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. For example, we are currently engaged in collective bargaining agreement negotiations with unions representing substantially all of the hourly employees at our Jesup mill. If the unionized employees were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition.

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

We own, lease or manage approximately 2.6 million acres of timberland and real estate located primarily in the United States and New Zealand. Over 75 percent of our timberlands are located in four states: Alabama, Florida, Georgia and Washington. Accordingly, if the level of production from these forests substantially declines, or if the demand for timber in those regions declines, it could have a material adverse effect on our overall production levels and our revenues.

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

As of December 31, 2008, we had $771 million of debt outstanding. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations for the payment schedule of our long-term debt obligations. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements. Moreover, we have the borrowing capacity to incur significant additional debt and may do so if we enter into one or more strategic, merger, acquisition or other corporate or investment opportunities, or otherwise invest capital in one or more of our businesses. However, failure to generate sufficient cash as our debt becomes due, or to renew credit lines prior to their expiration, may adversely affect our business, financial condition, operating results, and cash flow.

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

We conduct a portion of our business activities through one or more taxable REIT subsidiaries. Our use of taxable REIT subsidiaries enables us to engage in non-REIT qualifying business activities such as the production and sale of performance fibers and wood products, real estate sales of HBU property and timberlands (as a dealer) and sales of logs. Taxable REIT subsidiaries are subject to corporate-level tax. Therefore, we pay income taxes on the income generated by our taxable REIT subsidiaries. Under the Code, no more than 20 percent (25 percent beginning in calendar year 2009) of the value of the gross assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to increase the size of our taxable REIT subsidiaries’ operations. Furthermore, our use of taxable REIT subsidiaries may cause the market to value our common shares differently than the shares of other REITs, which may not use taxable REIT subsidiaries as extensively as we use them.

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

This limitation on our ability to receive dividends from our taxable REIT subsidiaries may impact our ability to fund cash distributions to stockholders using cash flows from our taxable REIT subsidiaries. We can, however, under current law, issue stock dividends for up to 90 percent of our regular dividend distribution for 2009. The net income of our taxable REIT subsidiaries is not required to be distributed, and income that is not distributed will not be subject to the REIT income distribution requirement.

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

When we sell timberlands and real estate, we generally seek to match these sales with the acquisition of suitable replacement real estate. This allows us “like-kind exchange” treatment for these transactions under section 1031 and related regulations of the Code. This matching of sales and purchases provides us with significant tax benefits, most importantly the deferral of any gain on the property sold until ultimate disposition of the replacement property. While we attempt to complete like-kind exchanges wherever practical, we will not be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms, our inability to complete a qualifying like-kind exchange transaction within the time frames required by the Code and if we incorrectly identify real estate as property not held for sale to customers in the ordinary course of business or which subsequently becomes real estate held for sale to customers in the ordinary course of business. The inability to obtain like-kind exchange treatment would result in the payment of taxes with respect to the property sold, and a corresponding reduction in earnings and cash available for distribution to shareholders as dividends.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table details the significant properties we own, lease, or manage by reportable segment:

Segment	Location	Total Acres	Fee-Owned Acres	Long-Term Leased Acres	Managed Acres
Timber	Eastern U.S.	1,764,494	1,479,347	285,147	—
	Western U.S.	412,769	412,106	663	—
	New Zealand *	329,061	—	—	329,061

Total Timber Acres		2,506,324	1,891,453	285,810	329,061
Real Estate	Eastern U.S.	58,892	58,892	—	—
	Western U.S.	8,784	8,784	—	—
	SWP	864	864	—	—

Total Timberland and Real Estate Acres		2,574,864	1,959,993	285,810	329,061

		Capacity/Function	Owned/Leased

Performance Fibers	Jesup, Georgia	590,000 metric tons of pulp	Owned
	Fernandina Beach, Florida	150,000 metric tons of pulp	Owned
	Jesup, Georgia	Research Facility	Owned

Wood Products **	Baxley, Georgia	160 million board feet of lumber	Owned
	Swainsboro, Georgia	120 million board feet of lumber	Owned
	Eatonton, Georgia	90 million board feet of lumber	Owned

Wood Fiber Facilities	Offerman, Georgia	650,000 short green tons of wood chips	Owned
	Eastman, Georgia	350,000 short green tons of wood chips	Owned
	Barnesville, Georgia	350,000 short green tons of wood chips	Owned
	Jarrat, Virginia	250,000 short green tons of wood chips	Owned

Corporate and Other	Jacksonville, Florida	Corporate Headquarters	Leased

*	Acres under Rayonier management, owned by the New Zealand joint venture (Rayonier owns a 40 percent interest).
**	These locations also have a combined annual production capacity of approximately 685,000 short green tons of wood chips.

Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. During 2008, our manufacturing facilities produced at planned capacity levels for most of the year. In the first quarter, both performance fibers mills had unplanned downtime due to operational issues.

Item 3.	LEGAL PROCEEDINGS

We are engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 15 — Liabilities for Dispositions and Discontinued Operations and Note 16 — Contingencies.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 2008.

Item 4A.	EXECUTIVE OFFICERS OF RAYONIER

Lee M. Thomas, 64, Chairman, President and Chief Executive Officer — Mr. Thomas joined Rayonier in 2006 as a Director, was named President and Chief Executive Officer on March 1, 2007 and became Chairman effective July 1, 2007. Prior to joining Rayonier, Mr. Thomas served as President of Georgia-Pacific Corporation, beginning in September 2002, and as its Chief Operating Officer, beginning in March 2003, until his retirement in December 2005. Prior to becoming President and Chief Operating Officer, Mr. Thomas served in a number of management positions with Georgia-Pacific, including President-Building Products and Distribution from March 2002 until September 2002, Executive Vice President-Consumer Products from August 2000 until March 2002 and Executive Vice President-Paper and Chemicals from December 1997 until August 2000. Mr. Thomas previously served as chairman and chief executive officer of Law Companies Environmental Group Inc., administrator of the U.S. Environmental Protection Agency, executive deputy director of the Federal Emergency Management Agency and director of the Division of Public Safety Programs — Office of the Governor of South Carolina. Mr. Thomas serves on the boards of Airgas Inc., Regal Entertainment Group and the Federal Reserve Bank of Atlanta. He holds a bachelor’s degree from the University of the South and a M.Ed. from the University of South Carolina.

Paul G. Boynton, 44, Senior Vice President, Performance Fibers and Wood Resources — Mr. Boynton joined Rayonier in 1999 as Director, Specialty Pulp Marketing and Sales. He was elected Vice President, Performance Fibers Marketing and Sales in October 1999, Vice President, Performance Fibers in January 2002, Senior Vice President, Performance Fibers effective July 2002 and to his current position effective January 2008. Prior to joining Rayonier, he held positions with 3M Corporation from 1990 to 1999, most recently as Global Brand Manager, 3M Home Care Division (global manufacturer and marketer of cleaning tool products). He holds a B.S. in mechanical engineering from Iowa State University, an M.B.A. from the University of Iowa, and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Timothy H. Brannon, 61, Senior Vice President, Forest Resources — Mr. Brannon joined Rayonier in 1972 at its Southern Wood Piedmont subsidiary (SWP). He was named Vice President and Chief Operating Officer of SWP in 1983 and President in 1992. Mr. Brannon was elected Rayonier’s Vice President and Director, Performance Fibers Marketing and Sales in 1994, Vice President, Asia Pacific and Managing Director, Rayonier New Zealand in 1998 and to his current position effective March 2002. He holds a B.A. in psychology from Tulane University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

W. Edwin Frazier, III, 51, Senior Vice President, Chief Administrative Officer and Corporate Secretary — Mr. Frazier joined Rayonier in 1999 as Assistant General Counsel, was promoted to Associate General Counsel in 2000 and elected Corporate Secretary in 2001. He was named Vice President, Governance and Corporate Secretary in 2003, Senior Vice President, Administration and Corporate Secretary in July 2004 and was promoted to his current position in January 2008. From 1991 to 1999, Mr. Frazier was a member of the legal department of Georgia-Pacific Corporation (a global manufacturer and marketer of tissue, packaging, paper, building products and related chemicals), last serving as Chief Counsel, Corporate. Prior to that, he practiced corporate law with Troutman Sanders in Atlanta. Mr. Frazier holds a B.S. in Business Administration from the University of Tennessee, a J.D. from Emory University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Carl E. Kraus, 61, Senior Vice President, Finance and Acting President of TerraPointe LLC — Mr. Kraus joined Rayonier in 2005, was named Senior Vice President, Finance and Chief Investment Officer of TerraPointe LLC in October 2005 and was elected to his current position in July 2007. Prior to joining Rayonier, he served as Senior Vice President, Chief Financial and Investment Officer and Treasurer of Kramont Realty Trust (a shopping center REIT) from 2002 until it was acquired in 2005 and as Chief Financial Officer for Philips International Realty Corp. (a shopping center REIT) from 1999 to 2002. Mr. Kraus graduated from Temple University and is a Certified Public Accountant.

Charles Margiotta, 56, Senior Vice President, Business Development and President of TerraPointe Services Inc. — Mr. Margiotta joined Rayonier in 1976, was named Managing Director, Rayonier New Zealand in 1992, Vice President, Forest & Wood Products in 1997, Vice President, Corporate Development & Strategic Planning in 1998, Senior Vice President, Business Development and President of TerraPointe LLC in May 2005 and was elected to his current position in July 2007. Mr. Margiotta holds a B.B.A. from Pace University and graduated from the Harvard University Graduate School of Business Advanced Management Program.

Hans E. Vanden Noort, 50, Senior Vice President and Chief Financial Officer — Mr. Vanden Noort joined Rayonier as Corporate Controller in 2001, elected Senior Vice President and Chief Accounting Officer effective August 2005 and was elected to his current position in July 2007. Prior to joining Rayonier, he held a number of senior management positions with Baker Process, a division of Baker Hughes, Inc. (manufacturer of oilfield service equipment and supplies), most recently as Vice President of Finance and Administration. Prior to that, he was with the public accounting firm of Ernst & Young. Mr. Vanden Noort holds a B.B.A. in accounting from the University of Cincinnati, an M.B.A. from the University of Michigan and is a Certified Public Accountant.

Michael R. Herman, 46, Vice President, General Counsel and Assistant Secretary — Mr. Herman joined Rayonier in 2003 as Vice President and General Counsel and was elected to his current position in October 2003. Prior to joining Rayonier, he served as Vice President and General Counsel of GenTek Inc. (a publicly-traded global manufacturing conglomerate) and in other positions in GenTek’s legal department from 1992 to August 2003. Mr. Herman was previously counsel to IBM’s Integrated Systems Solutions Corporation and an associate with the law firm of Shearman & Sterling. He holds a B.A. in Economics and English from Binghamton University and a J.D. from St. John’s University School of Law.

Joseph L. Iannotti, 49, Vice President and Corporate Controller — Mr. Iannotti joined Rayonier in April 2001 as Assistant Controller, Financial Reporting. Prior to joining Rayonier, Mr. Iannotti was with Bowater Incorporated for 13 years, the last eight as Director, Corporate Accounting and Reporting. Prior to that, he was an Audit Associate with PricewaterhouseCoopers in Stamford, CT. Mr. Iannotti is a Certified Public Accountant, holds a BS in Accounting from Sacred Heart University and a Master of Finance from Fairfield University.

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

	High	Low	Dividends
2008
Fourth Quarter	$47.09	$26.58	$0.50
Third Quarter	$49.54	$40.60	$0.50
Second Quarter	$48.00	$41.88	$0.50
First Quarter	$47.37	$35.36	$0.50

2007
Fourth Quarter	$49.16	$42.46	$0.50
Third Quarter	$49.55	$38.17	$0.50
Second Quarter	$45.77	$42.35	$0.47
First Quarter	$46.31	$39.83	$0.47

For information about covenants for our credit facility that could restrict our ability to pay cash dividends in the future, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Facilities.

On February 24, 2009, the Company announced a first quarter dividend of 50 cents per share payable March 31, 2009, to shareholders of record on March 10, 2009. There were approximately 10,340 shareholders of record of our Common Shares on February 23, 2009.

Issuer Repurchases

The following table provides information with respect to share repurchases by the Company during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs*
October 1, 2008 to October 31, 2008	7,800	$30.93	7,800	2,463,289
November 1, 2008 to November 30, 2008	—		—	—
December 1, 2008 to December 31, 2008	—		—	—

Total	7,800		7,800	2,463,289

*

In 1996, we began a Common Share repurchase program to minimize the dilutive effect on earnings per share of our employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000 and July 2003, our Board of Directors authorized the purchase of additional shares totaling 1.4 million. These shares were authorized separately from the 1.5 percent of outstanding shares anti-dilutive program, neither of which have expiration dates. In 2008, there were 12,800 shares repurchased under these plans.

Stock Performance Graph

The following graph compares the performance of Rayonier’s Common Shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s 500), and two industry-specific indices (the Standard & Poor’s Super Composite Paper and Forest Products Index and the National Association of Real Estate Investment Trusts (“NAREIT”) Equity REIT Index).

The table and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The data in the following table was used to create the above graph:

	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07	31-Dec-08
Rayonier Inc.	$100	$124	$159	$171	$206	$144
S&P 500®	$100	$111	$116	$135	$142	$90
S&P© SuperComposite Paper & Forest Products Index	$100	$111	$107	$113	$112	$46
NAREIT Equity REIT	$100	$132	$148	$199	$168	$105

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with our Consolidated Financial Statements.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollar amounts in millions, except per share data)
Profitability:
Sales(1)	$1,232	$1,171	$1,122	$1,062	$1,028
Operating income(1) (6)	223	245	223	173	168
Income from continuing operations(1) (5)	160	173	165	149	187
Net income	152	174	176	178	157
Income from continuing operations:
Per share — Diluted(1) (2)	2.01	2.19	2.11	1.93	2.44
Per share — Basic(1) (2)	2.03	2.23	2.15	1.98	2.51
Net income
Per share — Diluted(2)	1.91	2.21	2.26	2.29	2.05
Per share — Basic(2)	1.94	2.25	2.31	2.35	2.11

Financial Condition:
Total assets	$2,091	$2,079	$1,965	$1,841	$1,944
Total debt	771	750	659	559	659
Shareholders’ equity	924	981	918	894	810
Shareholders’ equity — per share(2)	11.72	12.54	11.94	11.74	10.81

Cash Flows:
Cash provided by operating activities	$340	$324	$307	$254	$292
Cash used for investing activities	(330)	(126)	(385)	(24)	(179)
Cash used for financing activities	(128)	(58)	(30)	(216)	(52)
Capital expenditures	105	97	105	85	88
Purchase of timberlands, real estate and other	234	27	299	24	89
Depreciation, depletion and amortization	168	165	136	147	146
Cash dividends paid	157	151	144	129	111

Non-GAAP Financial Measures:
EBITDA(3)	$395	$412	$374	$339	$323
Debt to EBITDA	2.0 to 1	1.8 to 1	1.8 to 1	1.6 to 1	2.0 to 1

Performance Ratios (%):
Operating income to sales	18	21	20	16	16
Return on equity(4)	17	18	18	17	25
Return on capital(4)	9	10	11	10	13
Debt to capital	45	43	42	38	45

Other:
Timberland and real estate acres — owned, leased, or managed, in thousands of acres	2,575	2,545	2,681	2,473	2,155
Dividends paid — per share	$2.00	$1.94	$1.88	$1.71	$1.49

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Data:
Timber
Timber sales volume
Western U.S. — in millions of board feet	232	254	274	263	285
Eastern U.S. — in thousands of short green tons	6,824	6,168	4,740	4,832	4,291

Real Estate — acres sold
Development	501	4,356	9,377	6,036	4,786
Rural	15,845	12,817	16,874	23,990	31,120
Non-Strategic Timberlands	49,801	—	—	—	—

Total Real Estate Sales	66,147	17,173	26,251	30,026	35,906

Performance Fibers
Sales volume (thousands of metric tons)
Cellulose Specialties	471	467	474	470	453
Absorbent Materials	253	259	272	276	266

Total	724	726	746	746	719

Wood Products
Lumber sales volume — in millions of board feet	321	329	350	351	347

Timber
Sales
Western U.S.	$78	$104	$109	$99	$81
Eastern U.S.	112	105	88	86	77

Total	$190	$209	$197	$185	$158

Operating Income (Loss)
Western U.S.	$12	$49	$60	$55	$42
Eastern U.S.(6)	21	9	31	30	24
Other	(2)	(1)	(2)	(1)	(1)

Total	$31	$57	$89	$84	$65

EBITDA(3)
Timber	$116	$146	$152	$147	$128
Real Estate	101	98	91	68	80
Performance Fibers	205	209	153	121	125
Wood Products	(1)	(2)	4	(12)	19
Other operations	3	(3)	2	2	7
Corporate and other(7)	(29)	(36)	(28)	13	(36)

Total	$395	$412	$374	$339	$323

(1)	Results from New Zealand and IWP operations from 2004 through 2008 have been reclassified to discontinued operations. See Item 1 — Business — Discontinued Operations.
(2)	2004 was restated to reflect the October 17, 2005 three-for-two stock splits.
(3)	EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is a non-GAAP measure of the operating cash generating capacity of the Company.

EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. See page 22 for a reconciliation of Cash Provided by Operating Activities to EBITDA in total and by segment.

(4)

Return on equity is calculated by dividing income from continuing operations by the average of the opening (1/1/XX) and ending (12/31/XX) shareholders’ equity for each period presented. Return on capital is calculated by dividing income from continuing operations by the sum of average shareholders’ equity and average outstanding debt.

(5)

Included in the calculation of income from continuing operations are certain items that are infrequent in occurrence. We believe these items are important to understand the financial performance or liquidity of the Company in the comparative annual periods being reported. These “items of interest” and their effect on income from continuing operations for the periods presented were as follows:

	Increase/(decrease) to Income from Continuing Operations for the Year Ended December 31,
Items of interest, net of tax:	2008	2007	2006	2005	2004
Forest fire loss(a)	$—	$(10.9)	$—	$—	$—
Prior years IRS audit settlements including resulting adjustments to accrued interest and deferred taxes(b)	—	—	9.0	24.9	—
Reversal of deferred tax(c)	—	—	—	—	77.9

(a)	Losses sustained from wildfires in southeast Georgia and northeast Florida.
(b)	Tax benefits from the favorable resolution of tax audits for prior years and related interest.
(c)	Reversal of timber-related deferred taxes not required after REIT conversion.

(6)	The 2007 results include a $10.9 million loss from wildfires on timberlands in southeast Georgia and northeast Florida.
(7)	Corporate and other includes a $7.8 million gain from the partial sale of JV investment (2006) and a $37 million gain from the sale of New Zealand timberlands (2005).

Reconciliation of Cash Provided by Operating Activities by Segment to EBITDA by Segment

(dollars in millions)

		Timber	Real Estate	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
2008
Cash provided by (used for) operating activities		$114.4	$115.2	$190.9	$(2.0)	$10.3	$(88.6)	$340.2
Less:	Non-cash cost basis of real estate sold	—	(11.1)	—	—	—	—	(11.1)
Add:	Income tax expense	—	—	—	—	—	31.4	31.4
	Interest, net	—	—	—	—	—	42.5	42.5
	Other balance sheet changes	1.2	(2.7)	13.9	1.3	(7.3)	(14.9)	(8.5)

EBITDA		$115.6	$101.4	$204.8	$(0.7)	$3.0	$(29.6)	$394.5

2007
Cash provided by (used for) operating activities		$136.8	$101.2	$228.2	$(0.1)	$(9.1)	$(133.0)	$324.0
Less:	Non-cash cost basis of real estate sold	—	(8.4)	—	—	(0.2)	—	(8.6)
Add:	Income tax expense	—	—	—	—	—	23.8	23.8
	Interest, net	—	—	—	—	—	48.6	48.6
	Other balance sheet changes	9.0	5.0	(18.8)	(2.2)	6.1	24.8	23.9

EBITDA		$145.8	$97.8	$209.4	$(2.3)	$(3.2)	$(35.8)	$411.7

2006
Cash provided by (used for) operating activities		$149.8	$103.0	$127.3	$5.6	$13.6	$(92.4)	$306.9
Less:	Non-cash cost basis of real estate sold	—	(12.3)	—	—	(0.1)	—	(12.4)
Add:	Income tax expense	—	—	—	—	—	22.3	22.3
	Gain on sale of portion of New Zealand JV	—	—	—	—	—	7.8	7.8
	Interest, net	—	—	—	—	—	39.1	39.1
	Other balance sheet changes	2.1	(0.1)	25.4	(1.5)	(11.6)	(3.9)	10.4

EBITDA		$151.9	$90.6	$152.7	$4.1	$1.9	$(27.1)	$374.1

2005
Cash provided by (used for) operating activities		$164.8	$80.8	$132.4	$22.3	$(4.6)	$(133.8)	$261.9
Less:	Non-cash cost basis of real estate sold	—	(11.0)	—	—	(0.8)	—	(11.8)
	Income tax benefit	—	—	—	—	—	(30.6)	(30.6)
Add:	Gain on New Zealand timberland sale	—	—	—	—	—	36.9	36.9
	Interest, net	—	—	—	—	—	38.8	38.8
	Other balance sheet changes	(17.7)	(1.7)	(11.0)	(34.2)	7.0	101.4	43.8

EBITDA		$147.1	$68.1	$121.4	$(11.9)	$1.6	$12.7	$339.0

2004
Cash provided by (used for) operating activities		$126.2	$83.9	$125.8	$22.6	$17.8	$(80.9)	$295.4
Less:	Non-cash cost basis of real estate sold	—	(10.5)	—	—	(0.5)	—	(11.0)
	Income tax benefit	—	—	—	—	—	(33.4)	(33.4)
Add:	Interest, net	—	—	—	—	—	44.1	44.1
	Other balance sheet changes	2.1	6.3	(0.7)	(3.3)	(10.4)	33.9	27.9

EBITDA		$128.3	$79.7	$125.1	$19.3	$6.9	$(36.3)	$323.0

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our revenues, operating income and cash flows are primarily derived from three core business segments: Timber, Real Estate and Performance Fibers. We own or lease (under long-term agreements) approximately 2.2 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, New York, Oklahoma, Texas, and Washington. We believe we are the seventh largest private landowner in the United States. Our Real Estate business seeks to maximize the value of our properties which are more valuable for development, recreational or conservation uses than for growing timber, and sell our non-strategic timberland. Our Performance Fibers business has been a supplier of premier cellulose specialty grades of pulp for over eighty years.

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

Our focus is on cash generation, prudent allocation of capital and maximizing returns for shareholders. Our strategy consists of the following key elements:

•

Increase the size and quality of our timberland holdings through cash-accretive timberland acquisitions while selling timberland that no longer meets our strategic or financial return requirements. This strategy, which requires a disciplined approach and rigorous adherence to strategic and financial metrics, can result in significant year-to-year variation in timberland acquisitions and divestitures. For example, we acquired 110,000 acres of timberland in 2008, 6,000 acres in 2007 and 228,000 acres in 2006. In 2008, we sold approximately 49,000 acres of non-strategic timberland. Also, the New Zealand timberland joint venture, in which we own a 40 percent interest, has been offered for sale and potential buyers are conducting due diligence. If this sale is completed, Rayonier acreage owned or managed will decrease by 329,000 acres.

•

Extract maximum value from our higher and better use (HBU) properties. We will continue entitlement activity on development property while maintaining a rural HBU program of sales for conservation, recreation and industrial uses.

•

Continue to differentiate our Performance Fibers business by developing and improving customer specific applications. We will also emphasize operational excellence to ensure quality, reliability and efficiency.

We continuously evaluate our capital structure. Our debt-to-capital ratio was 45 percent and our debt-to-EBITDA ratio was 2.0 at December 31, 2008. We believe that a debt-to-EBITDA ratio of up to three times is appropriate to keep our weighted-average cost of capital low while maintaining an investment grade debt rating as well as retaining the flexibility to actively pursue growth opportunities.

We have historically had conservative leverage and believe in having ample liquidity. Maintaining an investment grade debt rating has been a key element of this overall financial strategy as it historically allowed access to corporate debt markets even in difficult economic conditions. The recent, extreme turmoil in the financial markets resulted in the corporate debt markets being temporarily closed, even for investment grade companies. Recently, these markets have begun to open, but the cost of borrowing is high compared to recent years. We have no major debt coming due until December 31, 2009 when $122 million in installment notes will mature. Our preference would be to refinance these notes by accessing the corporate debt markets this year. However, if the markets are closed or the cost of borrowing is prohibitive, we expect to refinance these installment notes by borrowing under our revolving bank facility which currently has $144 million of remaining capacity. In 2009, if we are successful in selling our New Zealand joint venture interest noted above, the proceeds may be used to reduce debt.

We maintain four qualified defined benefit plans and one unfunded plan to provide benefits in excess of amounts allowable under current law. The recent stock market decline has decreased the value of our pension assets by $73 million from year end 2007. Our minimum pension contribution in 2009 is $6 million, slightly below the $8 million of discretionary contributions we made in 2008. We may elect to contribute more to the plans depending on market conditions.

Our strategic capital allocation will be primarily in Timber, with the remainder in Real Estate and Performance Fibers. We do not expect to significantly reduce debt in 2009 and, in connection with appropriate growth opportunities, may incur additional debt that causes us to exceed the debt-to-capital ratio mentioned above.

In 2008, our annual dividend was $2.00 per share, a three percent increase over 2007. Our 2009 dividend payments are expected to total $158 million assuming no change in the current rate.

Overall, we believe we have adequate liquidity and sources of capital to run our businesses efficiently and effectively and to maximize the value of assets under management. We expect cash flow from operations to adequately cover planned capital expenditures, interest expense, pension contributions and dividends in 2009.

Operational Strategies

Timber is sold primarily through an auction process, although it is also marketed through log supply agreements, particularly in the Western region. We operate Timber as a stand-alone business, requiring our mills to compete with third-party bidders for timber, primarily at auction. This promotes realizing market value, generating a true measure of fair value returns in Timber and minimizing the possibility of our manufacturing facilities being subsidized with below market-cost wood. We also focus on optimizing Timber returns by continually improving productivity and yields through advanced silvicultural practices which take into account soil, climate and biological considerations. We also actively pursue other non-timber sources of income, primarily hunting and other recreational licenses. Finally, we evaluate timberland acquisitions and pursue those that meet various financial and strategic criteria.

A significant portion of our acreage is more valuable for development, recreational or conservation purposes than for growing timber. To maximize the value of our development properties, our strategy is to engage in value-added entitlement activities versus selling real estate in bulk. We continue to seek entitlements for holdings in the Southeast and currently have approximately 8,000 acres of entitled land in Georgia. We may enter into joint ventures with recognized developers to maximize the value of our properties. Additionally, in 2008 we began a strategy of selling non-strategic timberland holdings that do not meet our investment criteria, which enables us to redeploy capital to higher value assets and upgrade our timberland portfolio.

In Performance Fibers, the focus has been to improve our position as a premier supplier of cellulose specialties. We are a market leader in cellulose specialties, utilizing our considerable technical applications expertise to customize products to exacting specifications, which allows differentiation from most competitors. Fluff pulp is a semi-commodity with opportunity for differentiation by price and customer service, although we do explore other ways to enhance the value of these fibers. There are a number of much larger companies in the fluff pulp market and we are not a market leader. We have been successful in executing a strategy of shifting production from absorbent materials to cellulose specialties. In 2008, 65 percent of our sales volume was cellulose specialties, versus 61 percent in 2003.

Cost control is a critical element to remaining competitive in the Performance Fibers markets. The keys to success are operating continuously, safely, and efficiently while closely managing raw materials and conversion costs. Capital expenditures typically are directed toward cost reduction, product enhancements, environmental requirements and efficiency projects. Historically, we have used a significant amount of fossil fuels to operate our mills. To reduce variability and cost, we completed a number of capital projects to reduce fossil fuel consumption, including a power boiler replacement at our Fernandina Beach, FL facility, which consumes primarily wood waste.

Our capital expenditures totaled $105 million in 2008. For 2009, capital expenditures (excluding strategic acquisitions) are expected to range from $95 million to $98 million.

Industry and Market Conditions

Timber markets continued to soften in 2008 caused by the declining demand for lumber due to considerably weakened housing and construction markets, offset partly by increased pulpwood demand. Lumber prices were unchanged in 2008 and remain near fifteen-year lows. As we enter 2009, these markets remain weak and we expect volumes and prices to be below 2008 levels.

In Real Estate, our sales mix shifted as demand for non-strategic timberlands held steady, while demand for development property softened due to the weak housing market and overall economic decline. We expect similar conditions in the near term.

In Performance Fibers, acetate market demand remains strong. Sales are typically made under one to five year contracts which establish prices and target volumes at the beginning of the year and buffer some of the changes in supply and demand typically seen in worldwide commodity pulp and paper markets. We have long-term contracts with the world’s largest manufacturers of acetate-based products and other key customers that extend into 2011 and represent nearly all of our high value cellulose specialties production. Our recognized technical and market leadership has allowed us to maintain strong pricing across our cellulose specialties product lines. In 2008, new capacity from competitors in the Southern hemisphere came on-line and their product is being sampled and tested by our customers. This new volume did not affect our 2008 results, and we do not expect this new capacity to adversely impact our results in 2009; however, it is unclear how these market dynamics may impact our business in 2010 and beyond. Also in the first half of 2008, we experienced unprecedented cost increases in raw materials, chemicals, fuel and transportation. While these cost increases began to subside in the second half of the year, our largest single chemical cost, caustic, may increase by as much as $70 million in 2009 from 2008.

Absorbent materials price increases through the first three quarters of 2008 were slightly offset by price declines in the fourth quarter. Prices are expected to continue to decline in 2009 reflecting the weakening global economy. Sales of absorbent materials are typically made with an annual volume agreement that allows price to move with the market during the year.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities, reported in our Annual Report on Form 10-K. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions.

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

An annual depletion rate is established at each business unit for their particular regions by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our results, in particular, timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A three percent company-wide change in estimated standing merchantable inventory would cause 2008 depletion expense to change by approximately $2.6 million.

An acquisition of timberlands can also affect the depletion rate. Upon the acquisition of timberland, the Company makes a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served, relative profit margins, and species mix compared to its existing timberland holdings. During the second quarter of 2008, Rayonier acquired approximately 56,300 acres of timberland located in Washington State resulting in a higher depletion rate. Depletion expense increased by approximately $6.4 million in 2008 and we anticipate 2009 depletion expense in our Western region to be approximately $10.6 million higher due to the higher rate.

Depreciation and impairment of long-lived assets

Depreciation expense is computed using the units-of-production method for the Performance Fibers plant and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. We believe that these depreciation methods are the most appropriate under the circumstances as they most closely match revenues with expenses versus other generally accepted accounting methods. Long-lived assets are periodically reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Cash flows used in such impairment analyses are based on long-range plan projections, which take into account recent sales and cost data as well as macroeconomic drivers including customer demand and industry capacity. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition and other causes.

We may temporarily suspend production at one or more of our lumber mills in 2009 if the current lumber markets do not improve. We performed an impairment analysis and estimate that our carrying amount is recoverable through future operations.

Environmental costs associated with dispositions and discontinued operations

At December 31, 2008, we had $105 million of accrued liabilities for environmental costs relating to past dispositions and discontinued operations. Numerous cost assumptions are used in estimating these obligations. Factors affecting these estimates include significant changes in contamination, discharge or treatment volumes, requirements to perform additional or different remediation, changes in environmental remediation technology, the extent of groundwater contamination migration, additional findings of contaminated soil or sediment off-site, remedy selection and the outcome of negotiations with governmental agencies. We periodically review our environmental liabilities and also engage third party consultants to assess our ongoing remediation of contaminated sites. A significant change in any of the estimates could have a material effect on the results of our operations. Typically, these cost estimates do not vary significantly on a quarter to quarter basis. The most recent material change in estimate occurred in 2006, when reserves decreased by $8 million primarily due to revised estimates of remediation costs required at certain Southern Wood Piedmont sites.

Expenditures for environmental costs at these sites totaled $8 million in 2008. Annual expenditures in 2009, 2010 and 2011 are expected to be approximately $8 million, $10 million and $11 million, respectively.

Determining the adequacy of pension and other postretirement benefit assets and liabilities

We have four qualified benefit plans which cover substantially our entire U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to certain participants in the qualified plans. Pension expense for all plans was $9 million in 2008. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of these assumptions, we exercise some degree of judgment when selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.

In determining pension expense in 2008, a $21 million return was assumed based on an expected long-term rate of return of 8.5 percent. The actual return for 2008 was a loss of $73 million, or 29 percent, due to the significant decline in the stock market in the fourth quarter. Our long-term return assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual annualized rate of return from 1994 (the date of our spin-off from ITT Corporation) through 2008. At the end of 2008, we reviewed this assumption for reasonableness and determined that the 2008 long-term rate of return assumption should remain at 8.5 percent. At December 31, 2008, our asset mix consisted of 66 percent equities, 31 percent bonds and three percent real estate. We do not expect this mix to change materially in the near future.

The Company’s pension plans were underfunded by $102 million at December 31, 2008, a $92 million decrease in funding status from December 31, 2007 due primarily to the unfavorable asset returns. There were no minimum funding requirements for the 2008 plan year. Discretionary contributions of $8 million, $20 million and $13 million were made in 2008, 2007 and 2006, respectively. In 2009, we are required to contribute approximately $6 million but may elect to contribute more. Future requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates, requirements under the recently enacted Pension Protection Act, and other employee related matters. See Item 1A — Risk Factors for more information about the potential risk of increased funding requirements.

In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high quality (AAA and AA rated), long-term corporate bond rates into their calculations. The discount rate at December 31, 2008 of 6.15 percent increased slightly over the 6.0 percent rate used at December 31, 2007.

We expect 2009 pension expense to increase to $10 million from $9 million in 2008 primarily due to the unfavorable return on assets over the past year. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. For example, plan benefits may change as part of the negotiations for the Jesup collective bargaining agreement, which may impact our pension expense in future years.

The sensitivity of pension expense and projected benefit obligation to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Pension Expense	Projected Benefit Obligation
25 bp decrease in discount rate	+1.0 million	+8.9 million
25 bp increase in discount rate	-0.9 million	-8.4 million
25 bp decrease in long-term return on assets	+0.6 million
25 bp increase in long-term return on assets	-0.6 million

In September 2008, the Company changed its postretirement medical plan for active and retired salaried employees to shift retiree medical costs to the plan participants over a three year phase-out period. Accordingly, at the beginning of 2012, the Company’s intent is to no longer incur retiree medical costs for retired salary plan participants. The change was accounted for as a negative plan amendment and curtailment which resulted in a reduction to the retiree medical liability. The net impact of the reduction was an unrecognized gain in accumulated other comprehensive income of $8 million which will be amortized over 1.9 years, the average remaining service period of the remaining active participants, and a $24 million decrease to the Company’s postretirement liability.

Realizability of both recorded and unrecorded tax assets and liabilities

As a REIT, certain operations are generally not subject to taxation. Our taxes can vary significantly based on the mix of income between our REIT and TRS businesses, thereby impacting our effective tax rate and the amount of taxes paid during various fiscal periods. Also, our projection of estimated tax for the year and our provision for quarterly taxes, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), may have significant variability. Similarly, the assessment of the ability to realize certain deferred tax assets, or estimated deferred tax liabilities, may be subjective.

We have recorded certain deferred tax assets that we believe will be realized in future periods. These assets are reviewed periodically in order to assess their realizability. This review requires us to make assumptions and estimates about future profitability affecting the realization of these tax benefits. If the review indicates that the realizability may be less than likely, a valuation allowance is recorded at that time.

In the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). In accordance with the provisions of FIN 48, we recognize the impact of a tax position if a return’s position is “more likely than not” to prevail.

Deferred income taxes are provided using the asset and liability method under the provisions of SFAS 109 and FIN 48. An estimate of the U.S. income taxes on foreign operations has been provided based upon our best estimate of the ultimate liability.

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

Summary of our results of operations for the three years ended December 31, 2008

Financial Information (in millions)(1)	2008	2007	2006
Sales
Timber	$190	$209	$197
Real Estate
Development	5	37	72
Rural	48	79	40
Non-Strategic Timberlands	74	—	—

Total Real Estate Sales	127	116	112
Performance Fibers
Cellulose Specialties	600	539	500
Absorbent Materials	198	183	172

Total Performance Fibers	798	722	672
Wood Products	86	88	111
Other Operations	31	36	30

Total Sales	$1,232	$1,171	$1,122

Operating Income (Loss)
Timber(2)	$31	$57	$89
Real Estate	80	93	89
Performance Fibers	149	141	80
Wood Products	(7)	(8)	(3)
Other Operations	—	(2)	3
Corporate and Other Expenses/Eliminations	(30)	(36)	(35)

Operating Income	223	245	223
Interest Expense	(45)	(56)	(49)
Interest/Other Income	2	7	9
Income Tax Expense	(20)	(23)	(18)

Income from Continuing Operations	$160	$173	$165
(Loss) Income from Discontinued Operations, net of tax(3)	(8)	1	11

Net Income	$152	$174	$176

(1)	The 2007 and 2006 results from our New Zealand and IWP operations have been reclassified to discontinued operations (See Item 1 – Business, Discontinued Operations and Dispositions).
(2)	Includes a $10.9 million charge in 2007 for losses from wildfire damage on timberlands in southeast Georgia and northeast Florida.
(3)	2008 includes a $9.7 million charge for taxes related to the decision to offer our New Zealand operations for sale.

Results of Operations, 2008 versus 2007

Timber

Sales (in millions)	2007	Changes Attributable to:		2008
		Price	Volume/ Mix
Total Sales	$209	$(35)	$16	$190

In 2008, timber sales decreased $19 million, or nine percent, from the prior year primarily due to the results in the Western region as sawlog prices declined due to the weak housing market and an oversupply of salvaged timber from a December 2007 storm.

In the Eastern region, volumes improved by 11 percent from 2007 as a result of strong pulpwood demand which more than offset lower average prices due to the weak sawlog market and a shift in sales mix to lower priced pulpwood.

Operating Income (in millions)	2007	Changes Attributable to:			2008
		Price	Volume / Costs*	Other
Total Operating Income	$57	$(35)	$5	$4	$31

*	2007 included a $10.9 million charge for wildfires on timberlands in southeast Georgia and northeast Florida.

Operating income decreased from the prior year due to depressed sawlog prices and the impact of salvaged timber in the Western region. Excluding the 2007 fire losses, costs increased mostly from higher depletion expense in the Western region related to a second quarter timberlands acquisition. The 2008 results also include higher other income in the Eastern region resulting from improved recreational license profits.

Real Estate

Our HBU real estate holdings are primarily in the southeastern U.S. We segregate these real estate holdings into two groups: development and rural properties. Development properties are predominantly located in the eleven coastal counties between Savannah, GA and Daytona Beach, FL, while the rural properties essentially include the balance of our ownership. In addition, in 2008, we began selling non-strategic timberland holdings that did not meet our investment criteria, which enabled us to redeploy capital to higher value assets and upgrade our portfolio.

	2007	Changes Attributable to:		2008
Sales (in millions)		Price	Volume/ Mix
Development	$37	$1	$(33)	$5
Rural	79	(50)	19	48
Non-Strategic Timberlands	—	—	74	74

Total Sales	$116	$(49)	$60	$127

In 2008, real estate sales improved by $11 million from the prior year. Favorable demand for non-strategic timberlands offset lower average rural prices and reduced development sales due to the weak housing market. The lower average rural prices reflect the impact of a 2007 rural sale of 3,100 acres at $15,000 per acre to an industrial buyer. Excluding the impact of the 2007 industrial buyer sale, average rural prices declined $306 per acre, or nine percent, from the prior year mostly due to a change in geographic sales mix.

		Changes Attributable to:
Operating Income (in millions)	2007	Price	Volume/ Mix	2008
Total Operating Income	$93	$(49)	$36	$80

Operating income declined $13 million due to a change in sales mix from higher-margin development properties to lower-margin non-strategic timberlands.

Performance Fibers

		Changes Attributable to:
Sales (in millions)	2007	Price	Volume/ Mix	2008
Cellulose Specialties	$539	$57	$4	$600
Absorbent Materials	183	17	(2)	198

Total Sales	$722	$74	$2	$798

In 2008, sales increased $76 million from the prior year largely due to higher prices. For cellulose specialties, average prices rose $119 per ton, or approximately 10 percent, resulting from strong market demand and a cost-related surcharge for cellulose specialty shipments effective September 1, 2008. Additionally, volumes for cellulose specialties improved slightly due to timing of customer shipments.

Average prices for absorbent materials increased $68 per ton, or 10 percent, from the prior year, which more than offset lower volume due to unplanned mill outages that occurred earlier in the year.

	2007	Changes Attributable to:			2008
Operating Income (in millions)		Price	Volume	Mix/Costs
Total Operating Income	$141	$74	$1	$(67)	$149

Operating income in 2008 improved from the prior year as higher sales prices and lower depreciation expense more than offset significant increases in wood, chemical, energy, maintenance and transportation costs and mark-to-market losses on fuel oil hedges.

Wood Products

	2007	Changes Attributable to:		2008
Sales (in millions)		Price	Volume
Total Sales	$88	$—	$(2)	$86

Lumber prices were comparable while volume declined two percent from the prior year as a result of continued weak demand in the housing market.

	2007	Changes Attributable to:		2008
Operating Loss (in millions)		Price	Costs
Total Operating Loss	$(8)	$—	$1	$(7)

Operating loss declined from 2007 primarily due to lower log costs resulting from weaker demand. Additionally, beginning in the fourth quarter 2008, we curtailed production due to the weak market conditions. We may temporarily suspend production at one or more of our mills in 2009 unless market conditions improve.

Other Operations

Sales decreased in 2008 reflecting reduced log sales in the northwest U.S., while operating results improved to breakeven as a result of lower expenses.

Corporate and Other Expenses/Eliminations

Corporate and Other Expense decreased $6 million in 2008 primarily due to lower incentive compensation expense and cost reduction measures.

Interest and Other Income/Expense

In comparison to the prior year, interest expense decreased $11 million primarily due to lower average rates and a favorable IRS settlement related to an uncertain tax position, partly offset by higher average debt balances used to partially finance strategic timberland acquisitions.

The $5 million decline in interest and other income in 2008 largely resulted from reduced average cash balances in 2008 compared to 2007.

Income Tax Expense

Our 2008 effective tax rate before discrete items was 15.2 percent compared to 13.3 percent in 2007. The increase was due to proportionately higher earnings from the Company’s taxable REIT subsidiary. Including discrete items, the effective tax rate was 11.3 percent compared to 11.8 percent in 2007.

See Note 9 — Income Taxes for additional information regarding the provision for income taxes.

Outlook

Despite uncertain economic times, we expect our diverse mix of businesses to generate cash flows in excess of our $2.00 per share dividend. With conservative debt levels, manageable debt maturities and a solid balance sheet, we should have significant operating flexibility.

Due to the weak economy, we anticipate 2009 results will be below 2008 across our three major business units. We expect that the weakened housing market will negatively impact our timber and real estate businesses, but anticipate continued interest in our non-strategic timberlands. In Performance Fibers, earnings are expected to be solid although below 2008 as demand for our cellulose specialties products is more than offset by higher costs and weakening fluff prices.

Results of Operations, 2007 versus 2006

Timber

	2006	Changes Attributable to:
Sales (in millions)		Price	Volume/ Mix	2007
Total Sales	$197	$(17)	$29	$209

In 2007, timber sales increased $12 million, or six percent, from the prior year.

In the Eastern region, volumes improved primarily due to strong demand for pulpwood. Average prices declined from the prior year due to the higher mix of lower-value pulpwood and sales of salvage timber from the forest fires in southeast Georgia and northeast Florida. Sawlog prices were also lower due to the downturn in the housing market.

In the Western region, prices and volumes declined by two percent and seven percent, respectively, from 2006 due to the weak housing market.

	2006	Changes Attributable to:			2007
Operating Income (in millions)		Price	Volume/ Mix	Costs/ Other*
Total Operating Income	$89	$(17)	$12	$(27)	$57

*	Includes a $10.9 million charge for wildfires on timberlands in southeast Georgia and northeast Florida.

Operating income decreased from the prior year due to increased sales of lower-margin pulpwood, reduced sawlog demand and a $10.9 million fire loss charge.

Real Estate

	2006	Changes Attributable to:		2007
Sales (in million)		Price	Volume/ Mix
Development	$72	$4	$(39)	$37
Rural	40	48	(9)	79

Total Sales	$112	$52	$(48)	$116

	2006	Changes Attributable to:		2007
Operating Income (in millions)		Price	Volume/ Mix
Total Operating Income	$89	$52	$(48)	$93

In 2007, real estate sales and operating income each improved by $4 million from 2006 primarily due to increased HBU rural land prices driven by our third quarter sale of approximately 3,100 rural acres in west central Florida at $15,000 per acre. Sales of HBU development properties were lower compared to 2006 due to the weakened housing market; however, in line with our strategy, we successfully entitled 3,300 acres along the I-95 corridor near Savannah, Georgia.

Performance Fibers

	2006	Changes Attributable to:		2007
Sales (in millions)		Price	Volume/ Mix
Cellulose Specialties	$500	$47	$(8)	$539
Absorbent Materials	172	18	(7)	183

Total Sales	$672	$65	$(15)	$722

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

Operating Income (in millions)		Changes Attributable to:
	2006	Price	Volume	Mix/Costs	2007
Total Operating Income	$80	$65	$(2)	$(2)	$141

Operating income in 2007 improved by $61 million, or 76 percent, from 2006 primarily due to price increases. Costs were higher in 2007 as we realized a $5 million favorable property tax settlement in 2006.

Wood Products

		Changes Attributable to:
Sales (in millions)	2006	Price	Volume	2007
Total Sales	$111	$(16)	$(7)	$88

Lumber prices and volume declined 16 percent and six percent, respectively, from the prior year as a result of reduced demand in the housing market.

Operating Income/(Loss) (in millions)	2006	Changes Attributable to:		2007
		Price	Costs
Total Operating Income/(Loss)	$(3)	$(16)	$11	$(8)

Operating income decreased from 2006 as a result of lower selling prices partly offset by reduced costs. Costs were down from the prior year as log prices declined in response to the weak housing market.

Other Operations

Sales increased in 2007 resulting from higher log sales and increased trading activity while operating income declined primarily due to the absence of coal royalties.

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

Income Tax Expense

Our 2007 effective tax rate before discrete items was 13.3 percent compared to 16.6 percent in 2006. The decrease was primarily due to higher REIT income. Including discrete items, the effective tax rate was 11.8 percent compared to 10.1 percent in 2006.

See Note 9 — Income Taxes for additional information regarding the provision for income taxes.

Liquidity and Capital Resources

Historically, our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality and seasonality in working capital needs and long-term debt has been used to fund major acquisitions. While we have no major debt coming due until December 31, 2009 when $122 million in installment notes will mature, the current turmoil in the financial markets may impact our ability to obtain, and may increase the costs of, short-term and long-term borrowings. We anticipate refinancing these notes by accessing the corporate debt markets, or by borrowing under our revolving bank facility which has $144 million of capacity. See Item 1A — Risk Factors for more information.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006
Cash and cash equivalents	$62	$181	$40
Total debt	771	750	659
Shareholders’ equity	924	981	918
Total capitalization (total debt plus equity)	1,695	1,731	1,577
Debt to capital ratio	45%	43%	42%

Cash and cash equivalents consisted primarily of marketable securities with maturities at date of acquisition of 90 days or less.

Results, 2008 versus 2007

Cash Provided by Operating Activities (in millions of dollars)

	2008	2007	Increase
Year Ended December 31,	$340	$324	$16

The increase in cash provided by operating activities was a result of lower working capital requirements for 2008 partly offset by lower 2008 earnings. The reduction in working capital requirements resulted primarily from the timing of interest and tax payments.

Cash Used for Investing Activities (in millions of dollars)

	2008	2007	Increase
Year ended December 31,	$(330)	$(126)	$(204)

Cash used for investing activities was above 2007 mainly resulting from the purchase of $230 million of timberlands in 2008 versus $23 million in 2007 (See Note 6 — Timberland Acquisitions). Capital expenditures of $105 million in 2008 were above 2007 expenditures of $97 million.

Cash Used for Financing Activities (in millions of dollars)

	2008	2007	Increase
Year ended December 31,	$(128)	$(58)	$(70)

The increase of $70 million was mainly due to lower net borrowings in 2008. Net borrowings increased $21 million in 2008 versus an increase of $89 million in 2007.

Our debt-to-capital ratio increased from prior year end as a result of lower equity primarily from foreign currency translation adjustments and a decline in pension assets. See Note 14 – Accumulated Other Comprehensive Income/(Loss) for additional information.

Results, 2007 versus 2006

In 2007, cash provided by operating activities from continuing operations of $324 million increased $17 million from 2006. The increase was a result of higher cash earnings partly offset by greater working capital requirements and an increase in discretionary pension contributions. The increase in working capital resulted primarily from the timing of interest payments, reductions in accounts payable and accounts receivable, and an increase in inventory, partly offset by lower tax payments.

In 2007, cash used for investing activities of $126 million was $259 million below 2006 mainly resulting from a reduction in timberland acquisitions ($272 million in 2006). The 2006 results also included $22 million of proceeds from the sell down of our interest in the New Zealand joint venture. Capital expenditures of $97 million in 2007 were below 2006 expenditures of $105 million, which included costs for a power boiler at our Fernandina mill.

Cash used for financing activities was $58 million and $30 million in 2007 and 2006, respectively. The increase was mainly due to debt issuance costs, the net cost of the hedge and warrants associated with the exchangeable notes and an increase in dividends of $7 million. Net debt increased $89 million from 2006 mainly due to the issuance of $300 million of Senior Exchangeable Notes, offset by the repayment of a $113 million note maturing in December 2007 and other debt repayments. See Note 12 — Debt for additional information.

Our 2007 debt-to-capital ratio of 43 percent increased slightly from 42 percent at prior year end as a result of higher debt as discussed above. As of December 31, 2007, cash and cash equivalents were $181 million, a $141 million increase from the prior year. The cash equivalents consist of marketable securities with maturities at the date of acquisition of 90 days or less.

Expected 2009 Expenditures

Capital expenditures in 2009 are forecasted to be between $95 million and $98 million. Our 2009 dividend payments are expected to increase from $157 million to $158 million assuming no change in the quarterly dividend rate of $0.50 per share. Cash payments for income taxes in 2009 are anticipated to be between $11 million and $15 million. We made discretionary pension contributions of $8 million and $20 million in 2008 and 2007 respectively, and we have mandatory pension contributions of approximately $6 million in 2009, although we may elect to increase contributions. Expenditures for environmental costs related to our dispositions and discontinued operations of $8 million are expected. See Environmental Regulation below for further information.

Liquidity Performance Indicators

The discussion below is presented to enhance the reader’s understanding of our liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDA), and Adjusted Cash Available for Distribution (Adjusted CAD). These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our financial condition and cash generating ability. EBITDA is defined by the Securities and Exchange Commission. Adjusted CAD as defined, however, may not be comparable to similarly titled measures reported by other companies.

EBITDA is a non-GAAP measure of operating cash generating capacity. In 2008, EBITDA was $395 million, a $17 million decrease from 2007 primarily due to lower operating results in our Timber Segment. In 2007, EBITDA was $412 million, a $38 million increase over 2006 primarily due to higher operating results in our Performance Fibers segment.

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the five-year period ended December 31, 2008 (in millions of dollars):

	2008	2007	2006	2005	2004
Cash provided by operating activities	$340.2	$324.0	$306.9	$261.9	$295.4
Gain on sale of New Zealand timber assets	—	—	7.8	36.9	—
Non-cash cost basis of real estate sold	(11.1)	(8.6)	(12.4)	(11.8)	(11.0)
Income tax expense (benefit)	31.4	23.8	22.3	(30.6)	(33.4)
Interest, net	42.5	48.6	39.1	38.8	44.1
Other balance sheet changes	(8.5)	23.9	10.4	43.8	27.9

EBITDA	$394.5	$411.7	$374.1	$339.0	$323.0

A non-cash expense critical to the economics of both our Timber and Real Estate core businesses is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the five years ended December 31, 2008, 2007, 2006, 2005 and 2004 totaled $406 million, $420 million, $387 million, $351 million and $334 million, respectively.

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchasing common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing LKE tax benefits). We define Cash Available for Distribution (CAD) as Cash Provided by Operating Activities less capital spending, adjusted for the tax benefits associated with certain strategic acquisitions, the change in committed cash, less cash provided by discontinued operations and other items which include proceeds from matured energy forward contracts and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with Securities and Exchange Commission requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.”

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five-year period ended December 31, 2008 (in millions):

	2008	2007	2006	2005	2004
Cash provided by operating activities	$340.2	$324.0	$306.9	$261.9	$295.4
Capital spending, net	(104.8)	(97.0)	(105.5)	(85.3)	(87.7)
LKE tax benefits on third party real estate sales*	(12.1)	(3.9)	(4.8)	(3.2)	(11.3)
Change in committed cash	(10.0)	16.9 **	(19.1)	1.8	(3.5)
Other	(2.9)	(4.5)	(14.2)	(14.9)	(13.8)

CAD	210.4	235.5	163.3	160.3	179.1
Mandatory debt repayments	(23.9)	(162.9)	(3.3)	(3.6)	(53.6)

Adjusted CAD	$186.5	$72.6	$160.0	$156.7	$125.5

*	Represents income taxes that would have been paid had the Company not completed the third-party LKE transactions.
**	Primarily 2006 interest paid in 2007 and previously reflected as a reduction in 2006 CAD.

Adjusted CAD was $187 million in 2008, a $114 million increase from 2007 primarily due to $163 million in mandatory debt repayments in 2007 compared to $24 million in 2008, partly offset by higher capital expenditures in 2008. Adjusted CAD was $73 million in 2007, an $87 million decrease from 2006 primarily due to the $163 million in mandatory debt repayments, partially offset by higher operating results in 2007 and a decrease in committed cash. Adjusted CAD was $160 million in 2006, an increase of $3 million from 2005 primarily due to stronger operating earnings partly offset by higher capital spending and an increase in committed cash as of December 31, 2006. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Liquidity Facilities

In October 2007, Rayonier TRS Holdings Inc. issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc., non-callable, and exchangeable by holders for cash and, in certain circumstances, common stock of Rayonier Inc. The initial exchange rate is 18.24 shares per $1,000 principal based on an exchange price equal to 122% of our stock’s closing price of $44.93 on October 10, 2007. In order to limit potential dilution to Rayonier shareholders, TRS and Rayonier Inc. entered into separate exchangeable note hedge and warrant transactions which have the effect of increasing the conversion premium from 22% to 40%, or to $62.90 per common share. See Note 12 — Debt for additional information.

We have a $250 million unsecured revolving credit facility at an interest rate of LIBOR plus 40 basis points. The facility expires in August 2011. At December 31, 2008, the available borrowing capacity was $144 million.

In connection with our installment notes and the $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (“Covenant EBITDA”). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost of real estate sold. Our dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (“Covenant FFO”) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation, amortization and the non-cash cost of real estate sold. Under a covenant relating to the $328 million of installment notes, Rayonier Forest Resources, L.P. (“RFR”), a wholly-owned REIT subsidiary, may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At December 31, 2008, we are in compliance with all covenants.

In 2008, Standard & Poor’s Ratings Services affirmed its ‘BBB’ investment grade rating of our long-term debt with a ‘Stable’ outlook while Moody’s Investors Service affirmed its ‘Baa3’ investment grade rating on our long-term debt with a ‘Stable’ outlook.

The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2008, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at December 31, 2008	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.93 to 1	6.43
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.91 to 1	2.09
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	12.02 to 1	9.52
Dividends paid should not exceed 90 percent of Covenant FFO	90%	48%	42%

In addition to the financial covenants listed above, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. As of December 31, 2008 and 2007, there were no excess proceeds.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements to provide credit support for certain suppliers/vendors and customers in case of their default on critical obligations, and collateral for certain self-insurance programs that we maintain. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 17 — Guarantees for further discussion.

Contractual Financial Obligations

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

The following table aggregates our contractual financial obligations as of December 31, 2008 and anticipated cash spending by period:

Contractual Financial Obligations (000’s)	Total	Payments Due by Period
		2009	2010-2011	2012-2013	Thereafter
Long-term debt	648,317	$—	$194,422	$324,650	$129,245
Current maturities of long-term debt(1)	122,642	122,642	—	—	—
Interest payments on long-term debt(2)	178,851	43,046	74,530	39,958	21,317
Operating leases — timberland(3)	105,657	7,120	14,043	13,869	70,625
Environmental liabilities(4)	66,775	11,450	43,325	12,000	—
Postretirement obligations(5)	24,068	8,292	4,546	3,343	7,887
Operating leases — PP&E, offices	10,394	3,502	3,698	1,545	1,649
FIN 48 liabilities	3,906	3,906	—	—	—
Purchase obligations	220	90	130	—	—
Other long-term liabilities	1,081	361	360	360	—

Total contractual cash obligations	$1,161,911	$200,409	$335,054	$395,725	$230,723

(1)	Includes $122 million of debt due in 2009, but not included in current maturities on the consolidated balance sheet as it is expected to be refinanced under the revolving credit facility.
(2)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2008.
(3)	The majority of timberland leases are subject to escalation clauses based on either the Consumer Price Index or the Producer Price Index.
(4)

These liabilities represent obligations related to the Jesup mill consent order. See Note 16 — Contingencies for discussion. For discussion of our liabilities for dispositions and discontinued operations, see Note 15 — Liabilities for Dispositions and Discontinued Operations.

(5)

The amounts represent an estimate of our projected payments related to postretirement medical and life insurance plans for the next ten years and minimum required pension contributions for 2009. See Note 20 — Employee Benefit Plans for additional information.

In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7.0 million common shares for the acquisition of other businesses, assets or properties. As of December 31, 2008, no common shares have been offered or issued under the Form S-4 shelf registration. In September 2003, we completed a Form S-3 shelf registration statement to offer $500 million of new public debt and/or equity securities. On December 19, 2003, 6.4 million common shares were issued under the Form S-3 shelf registration as part of a special stock dividend paid in conjunction with our conversion to a REIT. The fair market value of the shares at the day of issuance was $253 million, leaving $247 million available under the $500 million shelf registration at December 31, 2008. In January 2008, we completed a Form S-3 shelf registration statement related to $300 million of new public convertible debt securities sold in a private placement on October 16, 2007. See the Liquidity Facilities section above for additional information.

New Accounting Standards

See Note 2 — Summary of Significant Accounting Policies for discussion of recently issued accounting pronouncements that will affect our financial results and disclosures in future periods.

Environmental Regulation

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA and similar state laws and regulations. Management closely monitors its environmental responsibilities, and believes that the Company is in substantial compliance with current environmental requirements. In addition to ongoing compliance with laws and regulations, the Company’s facilities operate in accordance with various permits, which are issued by state and federal environmental agencies. Many of these permits impose operating conditions on the Company which require significant expenditures to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions in response to new environmental laws and regulations, or more stringent interpretations of existing laws and regulations. During 2008, 2007 and 2006, we spent approximately $18 million, $11 million and $5 million, respectively, for capital projects related to environmental compliance for ongoing operations. During 2009 and 2010, our capital spending related to environmental compliance for continuing operations is expected to increase to approximately $21 million and $34 million, respectively. Over the next five years we expect environmental capital spending to total between $90 million and $95 million. The expected increase in environmental spending is primarily due to the Jesup mill consent order and manufacturing process and pollution control systems that will comply with the requirements of new or renewed air emission and water discharge permits, and other required improvements for our Performance Fibers mills. See Note 16 — Contingencies for additional information.

Notwithstanding Rayonier’s current compliance status, many of its operations are subject to constantly evolving environmental requirements which are often the result of legislation, regulation and negotiation. As such, contingencies in this area include, without limitation:

•

Our manufacturing facilities operate in accordance with various permits, which often require significant expenditures for controls and systems to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions, which could adversely affect our operations and financial performance.

•	As environmental laws and regulations change, and administrative and judicial interpretations of new and existing laws and regulations are made, our operations may be adversely affected.

•

In our forestry operations, federal, state and local laws and regulations intended to protect threatened and endangered animal and plant species and their habitat, as well as wetlands and waterways, limit, and in some cases may prevent timber harvesting, road construction and other activities on private lands. For example, Washington, where we hold approximately 413,000 acres of timberlands, has among the most stringent forestry laws and regulations in the country.

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

•

More of our discontinued operations with historical environmental contamination are subject to a number of federal, state, and local laws. For example, operations at the Company’s Southern Wood Piedmont (“SWP”) wood treating sites used preservative formulations consisting primarily of creosote, pentachlorophenol, and chromated-copper arsenate (CCA). Investigations performed at the SWP sites over the years have identified releases to soils, groundwater and sediments containing free product and constituents or derivatives of these formulations including, but not limited to, all or some combination of petroleum products, metals (e.g., arsenic, chromium), and/or organics (e.g., volatile organic compounds, phenols, polycyclic aromatic hydrocarbons, dioxins and furans). As it has for many years, SWP continues to actively work with federal and state environmental agencies to undertake appropriate steps to investigate and remediate these sites in accordance with applicable laws. As these requirements change over time, they may mandate more stringent levels of soil and groundwater investigation, remediation, and monitoring. While we believe that our current estimates are adequate, future changes to these legal requirements could adversely affect the cost and timing of our activities on these sites.

•

Over time, the complexity and stringency of environmental laws and regulations have increased significantly, and the cost of compliance with these laws and regulations has also increased. For example, over time, states have tightened standards for the protection of groundwater and rivers and other waterways, as well as soil. In general, management believes these trends will continue. In addition, we expect that the environmental policies and initiatives of the current administration, as opposed to the prior administration, in the aggregate will impose additional and more stringent requirements on the regulated community.

It is the opinion of management that substantial expenditures will be required over the next ten years in the area of environmental compliance. See Note 15 — Liabilities for Dispositions and Discontinued Operations, for additional information regarding the Company’s environmental liabilities.

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

Cyclical pricing of commodity market paper pulp is one of the factors that influences Performance Fibers’ prices in the Absorbent Materials product line. However, since we are a non-integrated producer of specialized Performance Fibers for non-papermaking end uses, our fluff product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices with pricing adjustments that are less severe. Our cellulose specialty products’ prices are based on market supply and demand and are not correlated to commodity paper pulp prices. Also, nearly all of our cellulose specialty products are under long-term volume contracts that extend into 2011.

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At December 31, 2008, we did not hold any swap agreements.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk; however, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2008, was $563 million compared to $633 million in carrying value. Our percentage of debt with fixed interest rates was 82 percent as of December 31, 2008. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2008, would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $20 million.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. We do not enter into commodity forwards for trading or speculative purposes. The net amounts paid or received under the contracts are recognized as an adjustment to fuel oil or natural gas expense. A hypothetical 10 percent increase/decrease in the prevailing price of natural gas and fuel oil would result in a change of $0.5 million in our pre-tax income/loss. Our natural gas and fuel oil contracts do not qualify for hedge accounting and, as such, mark-to-market adjustments are recorded in “Other operating income, net.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page ii.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Securities Exchange Act, such as this annual report on Form 10-K, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2008.

With regard to the Company’s internal control over financial reporting as defined in paragraph (f) of SEC Rule 13a-15(f), see Management’s Report on Internal Control over Financial Reporting at page F-1, followed by the Reports of Independent Registered Public Accounting Firm.

In the quarter ended December 31, 2008, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8 — Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors is incorporated by reference to the information in the section and subsections entitled “Election of Directors,” “Corporate Governance — Committees of the Board of Directors,” “Corporate Governance — Submission of Director Nominations by Shareholders,” and “Report of the Audit Committee — Audit Committee Financial Expert” in the Proxy Statement. The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The information called for by this Item with respect to executive officers is set forth above in Part I, Item 4A — Executive Officers of Rayonier.

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

On May 29, 2008, we filed with the New York Stock Exchange (NYSE) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance Standards as required by Section 303A-12(a). In addition, we filed, as exhibits to the annual report on Form 10-K for the year ended December 31, 2008, the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference from the section and subsections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation; Processes and Procedures” in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference from the subsections entitled “Share Ownership of Certain Beneficial Owners,” “Share Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference from the section and subsections entitled “Election of Directors,” “Corporate Governance — Director Independence” and “Corporate Governance — Related Person Transactions” in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference from the subsection entitled “Report of the Audit Committee — Information Regarding Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(1)	See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.

(2)

See Schedule II — Valuation and Qualifying Accounts. All other financial statement schedules have been omitted because they are not applicable, the required matter is not present or the required information has otherwise been supplied in the financial statements or the notes thereto.

(3)

See Exhibit Index for a list of the exhibits filed or incorporated herein as part of this report. Exhibits that are incorporated by reference to documents filed previously by the Company under the Securities Exchange Act of 1934, as amended, are filed with the SEC under File No. 1-6780.

(b) Financial statement schedules:

See Item 15 (a)(2).

(c) Exhibits:

See Item 15 (a)(3).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

The management of Rayonier Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our system of internal controls over financial reporting was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008. The report on the Company’s internal control over financial reporting as of December 31, 2008, is on page F-3.

L.M. Thomas

Chairman, President and Chief Executive Officer

February 25, 2009

H. E. Vanden Noort

Senior Vice President and Chief Financial Officer

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the “Company”) as of December 31, 2008, and 2007, and the related consolidated statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in August 2008, the joint venture partners decided to offer the New Zealand joint venture for sale and the sale process is ongoing. Accordingly, the Company classified its interest in the joint venture as held for sale at December 31, 2008 and its operations are shown as discontinued operations for all periods presented in the Consolidated Balance Sheet and Consolidated Statements of Income and Comprehensive Income, respectively. Additionally, the Company classified its International Wood Products log trading operations, which was closed in 2007, as discontinued operations for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited the internal control over financial reporting of Rayonier Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the presentation of the Company’s New Zealand operations and International Wood Products log trading operations as discontinued operations.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 25, 2009

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the years Ended December 31,

(Thousands of dollars, except per share data)

	2008	2007	2006
SALES	$1,232,100	$1,171,483	$1,121,543
Costs and Expenses
Cost of sales (2007 includes a $10.9 million fire loss)	953,908	870,084	843,700
Selling and general expenses	64,345	66,581	63,648
Other operating income, net	(9,241)	(10,540)	(8,833)

	1,009,012	926,125	898,515

OPERATING INCOME	223,088	245,358	223,028
Interest expense	(45,292)	(56,329)	(48,904)
Interest and miscellaneous income, net	2,150	7,263	8,926

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	179,946	196,292	183,050
Income tax provision	(20,312)	(23,123)	(18,423)

INCOME FROM CONTINUING OPERATIONS	159,634	173,169	164,627

DISCONTINUED OPERATIONS, NET (Note 7)
(Loss) income on discontinued operations, net of income tax expense of $11,108, $636, and $3,863	(7,598)	1,100	11,842

NET INCOME	152,036	174,269	176,469

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(23,508)	7,005	3,226
Employee Benefit Plans
Retiree benefit plan amendment, net of income tax expense of $7,662 in 2008	16,377	—	—
Minimum pension liability adjustment, net of income tax expense of $3,823 in 2006	—	—	13,339
Loss from amortization of pension and postretirement plans, net of income tax benefit of $27,120, $2,319 and $0	(65,527)	(3,997)	—

COMPREHENSIVE INCOME	$79,378	$177,277	$193,034

EARNINGS (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$2.03	$2.23	$2.15
Discontinued Operations	(0.09)	0.02	0.16

Net Income	$1.94	$2.25	$2.31

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$2.01	$2.19	$2.11
Discontinued Operations	(0.10)	0.02	0.15

Net Income	$1.91	$2.21	$2.26

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Thousands of dollars)

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,685	$181,081
Accounts receivable, less allowance for doubtful accounts of $1,130 and $677	72,549	81,068
Inventory (Note 11)	96,678	84,291
Other current assets	39,971	49,780
Assets held for sale (Note 7)	56,093	—

Total current assets	326,976	396,220

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,254,978	1,117,219
PROPERTY, PLANT AND EQUIPMENT
Land	24,432	25,282
Buildings	124,143	124,030
Machinery and equipment	1,243,911	1,190,852

Total property, plant and equipment	1,392,486	1,340,164
Less—accumulated depreciation	(1,041,779)	(994,409)

	350,707	345,755

INVESTMENT IN JOINT VENTURE (Note 7)	—	62,766
OTHER ASSETS	157,870	157,081

	$2,090,531	$2,079,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$70,011	$66,224
Bank loans and current maturities	620	55,585
Accrued taxes	10,631	7,179
Accrued payroll and benefits	19,620	30,065
Accrued interest	4,202	3,481
Accrued customer incentives	13,936	12,350
Liabilities associated with assets held for sale (Note 7)	6,227	—
Other current liabilities	29,490	33,460
Current liabilities for dispositions and discontinued operations (Note 15)	8,214	10,069

Total current liabilities	162,951	218,413

LONG-TERM DEBT	770,339	694,259
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 15)	96,361	103,616
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 20)	121,440	67,217
OTHER NON-CURRENT LIABILITIES	15,583	14,439
COMMITMENTS AND CONTINGENCIES (Notes 16, 17 and 18)
SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 78,814,431 and 78,216,696 shares issued and outstanding	508,059	487,407
Retained earnings	514,094	519,328
Accumulated other comprehensive loss	(98,296)	(25,638)

	923,857	981,097

	$2,090,531	$2,079,041

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Thousands of dollars)

	2008	2007	2006
OPERATING ACTIVITIES
Net income	$152,036	$174,269	$176,469
Non-cash items included in income:
Depreciation, depletion and amortization	168,239	154,686	136,495
Non-cash cost of forest fire losses	—	10,411	—
Non-cash cost of real estate sold	11,145	8,612	12,362
Non-cash stock-based incentive compensation expense	13,344	13,478	12,078
Gain on sale of New Zealand timber assets	—	—	(7,769)
Deferred income tax benefit (provision)	13,560	(8,457)	(16,068)
Excess tax benefits on stock-based compensation	(3,248)	(7,907)	(4,143)
Other	6,255	7,120	(6,764)
Changes in operating assets and liabilities:
Receivables	1,794	19,239	(11,881)
Inventories	(15,946)	(7,370)	2,742
Accounts payable	6,128	(8,502)	11,349
Other current assets	5,130	1,285	(5,186)
Accrued liabilities	(7,245)	(10,353)	11,106
Other assets	4,736	(7,659)	4,847
Other non-current liabilities	(8,080)	(6,257)	1,080
Expenditures for dispositions and discontinued operations	(7,660)	(8,575)	(9,789)

CASH PROVIDED BY OPERATING ACTIVITIES	340,188	324,020	306,928

INVESTING ACTIVITIES
Capital expenditures	(104,806)	(97,004)	(105,462)
Purchase of timberlands and wood chipping facilities	(229,701)	(22,872)	(277,778)
Purchase of real estate	(4,336)	(4,350)	(21,101)
Proceeds from the sale of NZ timber assets	—	—	21,770
Increase (decrease) in restricted cash	8,523	(8,812)	1,287
Other	(71)	7,053	(3,909)

CASH USED FOR INVESTING ACTIVITIES	(330,391)	(125,985)	(385,193)

FINANCING ACTIVITIES
Issuance of debt (Note 12)	173,800	477,000	258,000
Repayment of debt	(152,685)	(387,926)	(158,310)
Dividends paid	(156,978)	(150,626)	(143,883)
Proceeds from the issuance of common shares	8,265	18,891	10,771
Excess tax benefits on stock-based compensation	3,248	7,907	4,143
Purchase of exchangeable note hedge (Note 12)	—	(33,480)	—
Proceeds from issuance of warrant (Note 12 )	—	20,670	—
Debt issuance costs	—	(7,057)	—
Repurchase of common shares	(3,979)	(3,150)	(560)

CASH USED FOR FINANCING ACTIVITIES	(128,329)	(57,771)	(29,839)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(864)	646	2,048

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(119,396)	140,910	(106,056)
Balance, beginning of year	181,081	40,171	146,227

Balance, end of year	$61,685	$181,081	$40,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$42,691	$71,317	$29,647

Income taxes	$12,752	$25,944	$38,956

Non-cash investing activity:
Capital assets purchased on account	$8,675	$10,084	$9,116

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS

Rayonier is a leading international forest products company primarily engaged in activities associated with timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. The Company owns, leases or manages approximately 2.6 million acres of timberland and real estate located in the United States and New Zealand. Included in this property is over 200,000 acres of high value real estate located primarily along the coastal region from Savannah, Georgia to Daytona Beach, Florida, which is referred to as the “coastal corridor.” The Company owns and operates two specialty cellulose mills in the United States. In addition, the Company manufactures lumber in three sawmills in Georgia and engages in the trading of logs and wood products.

Rayonier operates in four reportable business segments as defined by Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”): Timber, Real Estate, Performance Fibers, and Wood Products. See Note 3 — Segment and Geographical Information for further discussion.

The Company is a Real Estate Investment Trust (“REIT”). The Company is generally not required to pay federal income taxes on its U.S. timber harvest earnings and other REIT operations contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The U.S. timber operations are primarily conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (“RFR”). Non-REIT-qualifying and certain foreign businesses, which are subject to corporate-level tax on earnings, are operated by our wholly-owned taxable subsidiary, Rayonier TRS Holdings Inc. (“TRS”). These operations include the Performance Fibers and Wood Products businesses as well as the Real Estate segment’s entitlement and sale of higher and better use (“HBU”) properties.

Timber

Rayonier owns, leases, or manages approximately 2.5 million acres of timberlands located in the U.S. and New Zealand. The Company’s Timber segment includes all activities that relate to the harvesting of timber in addition to managing timberlands and selling timber and logs to third parties.

Real Estate

Rayonier has invested in timberlands seeking to maximize its total return from a full cycle of ownership, which includes selling portions of its asset base to capture the appreciated value. An increasing portion of Rayonier’s acreage has become more valuable for development, recreational or conservation purposes than for growing timber. As a result, the Company has expanded its focus to include more value-added real estate activities such as seeking entitlements directly or in participation with other developers. The Company’s Real Estate segment owns approximately 67,000 acres.

Performance Fibers

Rayonier is a manufacturer of high-performance cellulose fibers with two production facilities in Jesup, GA and Fernandina Beach, FL, which have a combined annual capacity of approximately 740,000 metric tons. These fiber products are sold throughout the world to companies that produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles, electronics and various industrial applications. Approximately 63 percent of performance fiber sales are to export customers, primarily in Europe, Asia and Latin America.

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

Absorbent Materials — Rayonier is a producer of fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS (Continued)

Wood Products

The Company operates and sells dimension lumber products through three lumber manufacturing facilities in the U.S.

Other

Rayonier operates a log trading business and a wood products trading business.

Discontinued Operations

In August 2008, the New Zealand joint venture partners decided to offer the business for sale and the sale process is ongoing. Accordingly, we classified our interest in the joint venture as held for sale and its operations are shown as discontinued operations in the Consolidated Balance Sheet and Consolidated Statements of Income and Comprehensive Income, respectively (see Note 7 — Assets Held for Sale). As a result, the operations that were previously included in the Timber and Other segments have been segregated from continuing operations in the Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations for all periods presented. The assets and liabilities have been classified as “Assets Held for Sale” and “Liabilities Associated with Assets Held for Sale” at December 31, 2008 in the Consolidated Balance Sheets. Additionally, we classified our International Wood Products (“IWP”) log trading operations, which was closed in 2007, as discontinued operations for all periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There are risks inherent in estimating and therefore actual results could differ from those estimates.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. Adoption of SFAS 157 did not have any impact on the Company’s results of operations or financial position (See Note 5 — Fair Value Measurements).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will begin the enhanced disclosures required by this pronouncement in the first quarter of 2009.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires prior years to be restated. The Company’s convertible bonds issued in October 2007 are within the scope of FSP APB 14-1. The fair value of the equity component at inception results in a $30 million debt discount, an $11 million deferred tax liability and a $19 million increase to additional paid-in-capital, net of income taxes. Retrospective application of the FSP in 2009 will result in an increase to interest expense, net of tax benefits, of approximately $3 million in 2008 and $1 million in 2007. The additional interest expense represents the amortization of the debt discount using the interest method.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 08-6, The Equity Method Investment Accounting Considerations. EITF No. 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is effective January 1, 2009. We do not believe the adoption of EITF No. 08-6 will have a material impact, if any, on our consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosures include investment policies and strategies, categories of plan assets and information about the fair value measurements of plan assets. The disclosures are effective for fiscal years ending after December 15, 2009.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of this FSP is to improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets, including qualified special purpose entities (“QSPE”). It also amends FIN 46(R) to require public enterprises, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The Company adopted the FSP on December 31, 2008. See Note 5 – Fair Value Measurements for the new disclosures on our QSPE.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits with original maturities of three months or less.

Inventory

Inventories are valued at the lower of cost or market. The costs of manufactured performance fibers are determined on the first-in, first-out (“FIFO”) basis. Other products are valued on an average cost basis. Inventory costs include material, labor and manufacturing overhead. Physical counts of inventories are taken at least annually. The need for a provision for estimated losses from obsolete, excess or slow-moving inventories is reviewed periodically.

HBU real estate properties that are expected to be sold within one year are included in inventory, while properties that are expected to be sold after one year are included in “Other assets.”

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Method Investments

The Company accounts for its interest in a New Zealand joint venture (“JV”) under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Rayonier does not have a controlling financial interest but exerts significant influence over the JV’s operating and financial policies as manager of the joint venture.

Timber

Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing of timber including real estate taxes, lease rental payments and site preparation are capitalized. Such accumulated costs attributed to merchantable timber are charged to cost of goods sold at the time the timber is harvested or the timberland is sold, based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Upon the acquisition of timberland, the Company makes a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. This determination is based on the geographic location of the new timber, the customers/markets that will be served, relative profit margins, and species mix compared to its existing timberland holdings. If the acquisition is similar, the cost of the acquired timber is combined into an existing depletion pool and a new depletion rate is calculated for the pool. This determination and depletion rate adjustment normally occurs in the quarter following the acquisition, concurrent with the harvesting of the acquired timber.

Property, Plant, Equipment and Depreciation

Property, plant and equipment additions are recorded at cost, including applicable freight, taxes, interest, construction and installation costs. Pulp mill assets are depreciated using the units-of-production method. The Company depreciates its non-production Performance Fiber assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. In addition, all of the assets at the Company’s sawmills are depreciated using the straight-line method over 3 to 15 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively.

Gains and losses on the retirement of assets are included in operating income. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets that are held and used is measured by net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets, which is based on a discounted cash flow model. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Foreign Currency Translation

The functional currency of the Company’s New Zealand-based operations and its JV investment is the New Zealand dollar. All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the respective balance sheet dates with the resulting translation gain or loss recorded as a separate component of Accumulated Other Comprehensive Income/(Loss), (“AOCI”), within Shareholders’ Equity.

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

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, requires that all derivative financial instruments such as commodity swap agreements be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Transactions that provide for the forward purchase or sale of raw materials are not included in the financial statements until physical delivery of the product, as these transactions are done in the normal course of business and qualify for treatment under the normal purchases and sales scope exception under SFAS 133.

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

Real estate sales are recorded when title passes, full payment or a minimum down payment of 25 percent is received and full collectibility is assured, in compliance with SFAS 66, Accounting for Sales of Real Estate. If a down payment of less than 25 percent is received at closing or if full collectibility is not reasonably assured, the Company typically records revenue based on the installment method or cost recovery method. The Company follows the same revenue recognition policy when recording intercompany real estate sales from the REIT to the TRS and eliminates these transactions on a consolidated basis.

Revenue from domestic sales of Performance Fibers products is recorded when title passes which, depending on the contract, is either at time of shipment or when the customer receives goods. Foreign sales of Performance Fibers products are recorded when the customer or agent receives the goods and title passes.

Lumber sales are recorded when the goods are shipped and title passes.

The Company’s Other segment includes log trading and wood product sales. Revenue is recorded when the goods are received by the customer and title passes.

Freight and handling costs

Costs for freight and handling are reported in cost of sales.

Environmental Costs

Rayonier expenses environmental costs related to ongoing businesses resulting from current operations. Expenditures that meaningfully extend the life or increase the efficiency of operating assets are capitalized. The Company expenses environmental obligations related to dispositions or discontinued operations from which no current or future benefit is discernible and accrues its obligation to remediate and monitor environmental liabilities. These obligations are projected for a span of up to approximately 20 years and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2009

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

through 2028, reflects the time in which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the Company adjusts its recorded liabilities appropriately. Environmental liabilities are accounted for on an undiscounted basis and are reflected in current and non-current “Liabilities for dispositions and discontinued operations” in the Consolidated Balance Sheet.

Research and Development

Research activities related to timberland operations include genetic tree improvement programs as well as applied silviculture programs to identify management practices that improve financial returns from timberland assets. Research and development efforts in Performance Fibers are directed primarily at further developing existing core products and technologies, improving the quality of cellulose fiber grades, absorbent materials and related products, improving manufacturing efficiency, reducing energy needs and developing improved environmental controls. Research and development costs are included in cost of sales in the Consolidated Statements of Income.

Income Taxes

Deferred income taxes are provided using the asset and liability method under the provisions of SFAS 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). An estimate of U.S. income taxes on foreign operations is provided based upon the best estimate of the ultimate liability. See Note 9 — Income Taxes for additional information.

Stock-Based Employee Compensation

The Company accounts for share-based compensation under SFAS No. 123(R), Share-Based Payment. See Note 19 — Incentive Stock Plans for additional information regarding the Company’s stock-based compensation.

Pension and Postretirement Benefits

Rayonier records pension and postretirement net periodic benefit cost in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), SFAS No. 106(R), Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106(R)”), and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106 and 132(R) (‘SFAS 158”). Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, health care cost trends, and longevity and service lives of employees. Management reviews and updates these assumptions periodically. See Note 20 — Employee Benefit Plans for additional information about the Company’s pension and postretirement plans.

Reclassifications

See Note 3 — Segment and Geographical Information for information about reclassifications for discontinued operations.

3.	SEGMENT AND GEOGRAPHICAL INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS 131: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for HBU. The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels under contract previously in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading) and trading wood products. These operations are reported in “Other Operations.” Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

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

In August 2008, the Company’s New Zealand business was classified as held for sale and its operations shown as discontinued operations (see Note 7 — Assets Held for Sale). As a result, the operations that were previously included in the Timber and Other segments have been segregated from continuing operations in the Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations for all periods presented. At December 31, 2008, the assets and liabilities have been classified as “Assets Held for Sale” and “Liabilities Associated with Assets Held for Sale” in the Consolidated Balance Sheets. Additionally, we classified our IWP log trading operations, which was closed in 2007 and was previously included in the Other Operations segment, as discontinued operations for all periods presented.

Two customers in the Performance Fibers segment represented 12 percent and 10 percent of the Company’s consolidated sales in 2008. One customer in the Performance Fibers segment represented 13 percent and 11 percent of the Company’s consolidated sales in 2007 and 2006, respectively.

Segment information for each of the three years ended December 31, 2008, follows (in millions of dollars):

	Sales
	2008	2007	2006
Timber	$190	$209	$197
Real Estate	127	116	112
Performance Fibers	798	722	672
Wood Products	86	88	111
Other Operations	31	36	30

Total	$1,232	$1,171	$1,122

	Operating Income/(Loss)
	2008	2007	2006
Timber*	$31	$57	$89
Real Estate	80	93	89
Performance Fibers	149	141	80
Wood Products	(7)	(8)	(3)
Other Operations	—	(2)	3
Corporate and other	(30)	(36)	(35)

Total	$223	$245	$223

*	2007 includes a $10.9 million charge resulting from wildfire damage on timberlands in southeast Georgia and northeast Florida.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	Gross Capital Expenditures
	2008	2007	2006
Timber*	$265	$52	$307
Real Estate	4	4	21
Performance Fibers	67	65	69
Wood Products	2	3	6
Corporate and other	1	0	1

Total	$339	$124	$404

*	Timber gross capital expenditures include strategic acquisitions of $230 million, $14 million and $278 million in 2008, 2007 and 2006, respectively.

	Depreciation, Depletion and Amortization
	2008	2007	2006
Timber*	$85	$85	$53
Real Estate**	21	5	2
Performance Fibers	56	68	73
Wood Products	5	6	7
Corporate and other	1	1	1

Total	$168	$165	$136

*	2007 includes $10.4 million charge resulting from wildfire damage on timberlands in southeast Georgia and northeast Florida.
**	Real Estate depletion increased in 2008 due to higher non-strategic timberland sales.

	Identifiable Assets
	2008	2007
Timber	$1,278	$1,204
Real Estate	73	65
Performance Fibers	496	467
Wood Products	27	30
Other Operations	19	30
Assets Held for Sale	56	—
Corporate and other	142	283

Total	$2,091	$2,079

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	Sales by Product Line
	2008	2007	2006
Timber	$190	$209	$197
Real Estate
Development	5	37	72
Rural	48	79	40
Non-Strategic Timberlands	74	—	—

Total Real Estate	127	116	112

Performance Fibers
Cellulose Specialties	600	539	500
Absorbent Materials	198	183	172

Total Performance Fibers	798	722	672

Wood Products	86	88	111
Other	31	36	30

Total Sales	$1,232	$1,171	$1,122

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2008	2007	2006	2008	2007	2006	2008	2007
United States	$1,220	$1,161	$1,107	$223	$245	$223	$2,028	$1,976
New Zealand	—	—	—	—	—	—	56	93
All Other	12	10	15	—	—	—	7	10

Total	$1,232	$1,171	$1,122	$223	$245	$223	$2,091	$2,079

Sales related to New Zealand were $39 million, $43 million, and $32 million for years ended 2008, 2007, and 2006, respectively, while operating income/(loss) was $3 million, $2 million, and ($1) million for years ended 2008, 2007, and 2006, respectively. These amounts have been restated to income (loss) on discontinued operations in the Consolidated Statements of Income and Comprehensive Income.

	Sales by Destination
	2008	%	2007	%	2006	%
United States	$720	58	$731	62	$703	63
Europe	163	13	155	13	167	15
China	143	12	115	10	68	5
Japan	122	10	95	8	88	8
Latin America	31	3	25	2	30	3
Other Asia	29	2	27	3	34	3
Canada	6	1	7	1	20	2
All other	18	1	16	1	12	1

Total Sales	$1,232	100	$1,171	100	$1,122	100

The majority of sales to foreign countries are denominated in U.S. dollars.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

4.	FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

The Company did not enter into any interest rate swap agreements during 2008.

RFR previously entered into two interest rate swaps on $90 million of 8.288 percent fixed rate notes payable which matured on December 31, 2007. One swap converted interest payments from a fixed rate to six month LIBOR plus 4.99 percent on $40 million of debt, while the second swap converted interest payments from a fixed rate to six month LIBOR plus 4.7825 percent. These swaps qualified as fair value hedges under SFAS 133. As such, the net effect from the interest rate swaps was recorded as interest expense. The interest rate differentials on the swap agreements settled every June 30 and December 31, until maturity. For the two years ended December 31, 2007 and 2006, the swap agreements increased interest expense by $1.9 million and $1.7 million, respectively.

Commodity Swap Agreements

The Company recognized a pre-tax loss of $3.5 million, and pre-tax gains of $0.3 million and $1.1 million during the years ended December 31, 2008, 2007 and 2006, respectively, on fuel oil forward contracts. The mark-to-market valuation on outstanding fuel oil forward contracts at December 31, 2008 resulted in a liability of $3.8 million. There were no outstanding fuel oil forward contracts in 2007. The mark-to-market adjustments were recorded in “Other operating income, net.”

The Company did not enter into, or have any outstanding, natural gas forward contracts during 2008. In 2007 and 2006, the Company realized a de-minimus gain and a $0.7 million gain on natural gas forward contracts, respectively. The gains were recorded in “Other operating income, net.” As of December 31, 2007, there were no outstanding natural gas contracts.

5.	FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2008 and 2007, using market information and what the Company believes to be appropriate valuation methodologies under SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

At December 31, 2008 and 2007, the estimated fair values of Rayonier’s financial instruments were as follows:

	2008		2007
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$61,685	$61,685	$181,081	$181,081
Short-term debt	(620)	(620)	(55,585)	(55,585)
Long-term debt	(770,339)	(700,369)	(694,259)	(742,622)

Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and cash equivalents — The carrying amount is equal to fair market value.

Debt — The Company’s short-term bank loans and floating rate debt approximate fair value. The fair value of fixed rate long-term debt is based upon quoted market prices for debt with similar terms and maturities.

Effective January 1, 2008, the Company adopted SFAS No. 157 which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level hierarchy that prioritizes the inputs used to measure fair value as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

5.	FAIR VALUE MEASUREMENTS (Continued)

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Asset (liability)	Carrying Value at December 31, 2008	Level 2
Commodity swap agreements	$(3,825)	$(3,825)
Investment in QSPE	2,757	2,757

In 2004, Rayonier monetized a $25 million installment note received in connection with a timberland sale by contributing the note and letter of credit to a bankruptcy-remote limited liability subsidiary that meets the requirements of a QSPE as defined by SFAS 140. Using the installment note and letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes and remitted cash of $22.5 million to the Company. Rayonier maintained a $2.5 million interest in the QSPE and receives immaterial cash payments equal to the excess of interest received on the installment note over the interest paid on the Senior Secured Notes. In addition, the Company calculated and recorded a guarantee liability of $43 thousand as per FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, to reflect its obligation of up to $2.5 million under a make-whole agreement pursuant to which it guaranteed certain obligations of the QSPE. This guarantee obligation is also collateralized by the letter of credit. The Company’s $2.5 million interest in the QSPE is recorded at fair value and adjusted on a quarterly basis. During the years ended December 31, 2008, 2007 and 2006, deminimus fair value adjustments were recorded. There are no restrictions that relate to the transferred financial assets. Upon maturity of the Senior Secured Notes in 2019 and termination of the QSPE, Rayonier will receive the remaining $2.5 million balance of cash.

6.	TIMBERLAND ACQUISITIONS

In April 2008, the Company acquired approximately 56,300 acres of timberland in the state of Washington for $213 million, funding the acquisition with $128 million of cash on hand and borrowings from the Company’s existing credit facility. This acquisition increased the Company’s holdings of merchantable Douglas fir and western hemlock timber and was accounted for as an asset purchase.

In March 2008, the Company acquired approximately 53,800 acres of timberland consisting of high-value hardwoods in the state of New York for $19 million. The acquisition was funded with cash on hand and was accounted for as an asset purchase.

During the fourth quarter of 2006, Rayonier acquired approximately 228,000 acres of timberland located in six states for $272 million. The largest single block of timberland (75,000 acres), located in New York, contains high-value hardwoods and is located close to established hardwood and veneer markets in the U.S. and Canada. The remaining timberlands, which include timber deeds and leases, are in five Southern states with well-established saw timber and pulpwood markets: Alabama, Arkansas, Louisiana, Oklahoma and Texas. The Southern properties acquired are stocked primarily with loblolly pine. The Company accounted for the acquisitions as asset purchases.

7.	ASSETS HELD FOR SALE

The Company holds a 40 percent interest in a JV that owns or leases approximately 329,000 acres of New Zealand timberlands. AMP Capital Investors Limited (“AMP”), a subsidiary of the Australasian corporation AMP Limited, and RREEF Infrastructure (“RREEF”), the global infrastructure investing arm of Deutsche Asset Management, own the remaining JV interests of 35 percent and 25 percent, respectively. Rayonier’s investment in the JV is accounted for using the equity method of accounting. In addition to the investment, Rayonier New Zealand Limited (“RNZL”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

7.	ASSETS HELD FOR SALE (Continued)

During 2008 Rayonier’s Board of Directors approved a plan to offer to sell the Company’s 40 percent interest in the JV as well as the operations of RNZL. AMP and RREEF also are offering their investments in the joint venture for sale. As a result, the entire timber estate is being actively marketed. Collectively, the Company’s JV interest and RNZL operations qualify as a component of an entity under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the operating results of the JV and RNZL have been segregated from continuing operations in the Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations for all periods presented. The assets and liabilities have been classified as “Assets held for sale” and “Liabilities associated with assets held for sale” in the Consolidated Balance Sheet at December 31, 2008. The JV and the related management activities performed by RNZL were previously reported in the Timber segment while the log trading operations of RNZL were reported in Other for segment purposes.

Income/(loss) from discontinued operations for the three years ended December 31, 2008 also includes the wood products trading business, IWP, which was closed in May 2007. IWP was previously reported in Other for segment reporting purposes.

Operating results of the discontinued operations are summarized below:

	For the years ended December 31,
	2008	2007	2006
Sales	$38,949	$50,829	$106,170
Equity in income (loss) of New Zealand JV	(715)	514	(610)
Operating income	3,509	1,736	15,706
Income tax expense	(11,108)	(636)	(3,863)
Net income (loss) from discontinued operations	(7,598)	1,100	11,842

The assets and liabilities of discontinued operations are summarized below:

December 31, 2008
Assets
Accounts receivable, net	$7,373
Other current assets	767
Property and equipment, net	102
Other assets	4,901
Investment in JV	42,950

Total assets held for sale	$56,093

Liabilities
Accounts payable	$702
Other current liabilities	2,247
Deferred tax liability	3,278

Total liabilities associated with assets held for sale	$6,227

8.	OTHER ASSETS

Included in Other Assets are non-current prepaid and deferred income taxes, restricted cash, HBU real estate not expected to be sold within the next 12 months, long-term receivables, manufacturing and maintenance supplies not expected to be utilized within the next 12 months, and other deferred expenses including debt issuance and capitalized software costs.

In order to qualify for like-kind exchange (LKE) treatment, the proceeds from real estate sales must be deposited with a third party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2008 and 2007, the Company had $1.5 million and $10.0 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

8.	OTHER ASSETS (Continued)

Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method. At December 31, 2008 and 2007, capitalized debt issuance costs were $6.5 million and $8.4 million, respectively. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. At December 31, 2008 and 2007, capitalized software costs were $4.2 million and $3.9 million, respectively.

9.	INCOME TAXES

In general, only the Company’s taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualified activities, are subject to corporate income taxes. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held by the Company upon REIT election at January 1, 2004) on taxable sales of such built-in gain property during the first 10 years following the election to be taxed as a REIT. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on certain property sales and on income from taxable REIT subsidiary operations.

Prohibited Transactions

As a REIT, the Company can be subject to a 100 percent tax on the gain resulting from “prohibited transactions.” The Company believes it did not engage in any prohibited transactions since it elected REIT status.

Like-Kind Exchanges

Under current tax law, the built-in gain tax from the sale of REIT property can be deferred and eliminated if sale proceeds from “relinquished” properties are reinvested in similar property consistent with the like-kind exchange (“LKE”) requirements of the Internal Revenue Code of 1986, as amended, and administrative guidance, as long as the “replacement” property is owned through the built-in gain period (10-year period which began on January 1, 2004). The LKE requirements do not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the built-in gain period.

Provision for Income Taxes from Continuing Operations

The components of “Income from continuing operations, before income taxes” consist of U.S. income of $180.9 million, $197.5 million and $180.3 million, and foreign income/(loss) of ($0.9) million, ($1.2) million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The (provision for)/benefit from income taxes from continuing operations consisted of the following:

	2008	2007	2006
Current
U.S. federal	$(16,334)	$(30,983)	$(36,915)
State and local	(682)	(1,155)	(962)
Foreign	253	(78)	(478)

	(16,763)	(32,216)	(38,355)

Deferred
U.S. federal	(1,298)	5,476	19,369
State and local	(265)	278	620
Foreign	78	(241)	(57)

	(1,485)	5,513	19,932

Changes in valuation allowance	(2,064)	3,580	—

Total	$(20,312)	$(23,123)	$(18,423)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

A reconciliation of the income tax provision at the U.S. statutory rate to the reported provision for income taxes follows*:

	2008	%	2007	%	2006	%
Income tax provision from continuing operations at U.S. statutory rate	$(62,981)	(35.0)	$(68,702)	(35.0)	$(64,068)	(35.0)
State and local taxes, net of federal benefit	(1,273)	(0.7)	(949)	(0.5)	(1,183)	(0.6)
REIT income not subject to federal tax	35,339	19.6	42,374	21.6	33,946	18.5
Permanent differences/other	1,634	0.9	1,237	0.6	895	0.5

Income tax provision from continuing operations before discrete items	(27,281)	(15.2)	(26,040)	(13.3)	(30,410)	(16.6)
Taxing authority settlements and FIN 48 adjustments including adjustment of accrued interest	4,080	2.3	(4,370)	(2.2)	5,387	2.9
Change in valuation allowance	(2,064)	(1.1)	3,580	1.8	—	—
Reversal of prior year built-in gain reserve	1,497	0.8	2,137	1.1	4,186	2.3
Deferred tax adjustments	1,030	0.6	(502)	(0.3)	3,689	2.0
Return to accrual adjustment/other	2,426	1.3	2,072	1.1	(1,275)	(0.7)

Income tax provision from continuing operations as reported	$(20,312)	(11.3)	$(23,123)	(11.8)	$(18,423)	(10.1)

*	2007 and 2006 are restated to reflect discontinued operations

The effective tax rate, before discrete items, increased to 15.2 percent in 2008 compared to 13.3 percent in 2007 due to proportionately higher earnings from the Company’s taxable REIT subsidiary. The effective tax rate, before discrete items, decreased to 13.3 percent in 2007 compared to 16.6 percent in 2006 due to proportionately higher REIT earnings.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with (i) being a REIT, and (ii) LKE transactions. Partially offsetting these benefits is the loss of tax deductibility for (i) interest expense ($4.5 million in 2008), and (ii) corporate overhead expenses associated with REIT activities ($10.6 million in 2008).

Provision for Income Taxes from Discontinued Operations

For the years ended December 31, 2008, 2007 and 2006, taxes from discontinued operations were $11.1 million, $0.6 million and $3.9 million, respectively. The Company’s decision to offer its New Zealand operations for sale in the third quarter of 2008 resulted in the establishment of a $5.4 million valuation allowance on New Zealand net operating loss carryforwards and the recording of a $4.3 million liability for unremitted foreign earnings.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

Deferred Taxes

Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax asset (liability) at December 31, 2008 and 2007 were as follows:

	2008	2007
Gross deferred tax assets:
Liabilities for dispositions and discontinued operations	$38,629	$43,145
Pension, postretirement and other employee benefits	47,691	32,503
Foreign and state NOL carryforwards	16,901	15,419
State tax credit carryforwards	7,810	8,606
Original issue discount on hedge	9,609	12,008
Other	14,325	13,547

Total gross deferred tax assets	134,965	125,228
Less: Valuation allowance	(23,331)	(14,070)

Total deferred tax assets after valuation allowance	111,634	111,158

Gross deferred tax liabilities:
Accelerated depreciation	(54,702)	(53,628)
Pension and other employee benefits	(264)	(7,780)
Gains on timberland sales	(1,941)	(4,497)
Repatriation of foreign earnings	(3,278)	—
Other	(13,522)	(13,290)

Total gross deferred tax liabilities	(73,707)	(79,195)

Net deferred tax asset	$37,927	$31,963

Current portion of deferred tax asset	$9,596	$12,949
Noncurrent portion of deferred tax asset	33,550	19,014
Current portion of deferred tax liability	(3,278)	—
Noncurrent portion of deferred tax liability	(1,941)	—

Net deferred tax asset	$37,927	$31,963

Included in the above table are foreign and state net operating loss (NOL) and state tax credit carryforwards. At December 31, 2008, the Company had New Zealand NOL carryforwards of $12.5 million that have an indefinite carryforward period. Due to the Company’s decision to offer for sale its New Zealand operations, the tax asset for the NOL carryforwards required a full valuation allowance of $3.8 million.

The Company has $228 million of state NOL carryforwards which generally have an expiration term of 15 years. These NOL carryforwards have a full valuation allowance of $13.1 million.

The Company also has Georgia state tax credits of $7.8 million which have an expiration term of 10 years. Upon re-evaluation in 2008, the Company increased the valuation allowance for state tax credits by $2.1 million to $6.5 million due to a change in estimate for the Georgia state tax.

The Company expects to realize the full benefit of the remaining deferred tax assets.

In 2008 and 2007, the Company recorded cash tax benefits of $3.2 million and $7.9 million, respectively, related to stock-based compensation. These amounts were credited directly to shareholders’ equity and are not included in the consolidated tax provisions.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

Tax Statutes

The following table provides detail of the tax years that remain open to examination by the Internal Revenue Service (“IRS”) and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Periods
U.S. Internal Revenue Service	2005 – 2008
State of Florida	2003 – 2008
State of Georgia	2003 – 2008
New Zealand Inland Revenue	2004 – 2008

In the third quarter of 2008, the Company reached a settlement with the IRS regarding the disputed issue for its 2003 and 2004 tax years, resulting in the reversal of $3.7 million of federal tax liabilities previously established for these years.

The Company has other matters under review by various taxing authorities, including the examination of tax years 2005 and 2006 by the IRS. The Company believes its reported tax positions are technically sound and its uncertain tax position liabilities at December 31, 2008 adequately reflect the probable resolution of these items.

FIN 48 Disclosures

In accordance with the provisions of FIN 48, we recognize the impact of a tax position if a return’s position is “more likely than not” to prevail.

(a)	A reconciliation of the beginning and ending unrecognized tax benefits for the two years ended December 31 is as follows:

	2008	2007
Balance at January 1,	$11,030	$5,102
(Decreases) increases related to prior year tax positions	(233)	8,719
Increases related to current year tax positions	—	361
Payments	(3,156)	—
Settlements	(3,767)	(3,152)
Reclassifications	32	—

Balance at December 31,	$3,906	$11,030

(b)

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate from continuing operations at December 31, 2008 and 2007 is $2.8 million and $11.0 million, respectively.

(c)

The Company recorded interest on the above unrecognized tax benefits of $0.4 million at December 31, 2008 and $2.9 million at December 31, 2007. The Company records interest (and penalties, if applicable) in non-operating expenses.

(d)	It is reasonably possible that within 12 months of December 31, 2008 the following unrecognized tax benefits could significantly decrease:

(i)	U.S. federal tax issues relating to foreign operations and foreign earnings repatriation.

•	The event that would cause such a change is the completion of the IRS examination of tax year 2005.

•	An estimate of the reasonably possible change is a decrease of $1.1 million.

(ii)	U.S. state tax issues relating to the taxability of a timberland sale and the deductibility of certain expenditures.

•	The event that would cause such a change is the acceptance of IRS examination results for tax years 2003-2004.

•	An estimate of the reasonably possible change is a decrease of $0.8 million.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES (Continued)

(e)	It is reasonably possible that within 12 months of December 31, 2008 the following uncertain tax position could result in a change in tax benefits previously recognized:

(i)	U.S. federal tax issues relating to foreign operations and foreign earnings repatriation.

•	The event that would cause such a change is the completion of the IRS examination of tax year 2005.

•	An estimate of the reasonably possible change is an increase of $5.5 million.

10.	INCOME FROM CONTINUING OPERATIONS AND NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing income from continuing operations or net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing income from continuing operations or net income by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares and restricted shares. In 2008, 2007 and 2006, the stock options that were excluded from the computation of diluted EPS due to their anti-dilutive effect totaled 862,681, 309,699 and 423,350, respectively.

The 2007 issuance of the Senior Exchangeable Notes did not have an impact in determining diluted shares since the stock price did not exceed the strike price of $54.81. See Note 12 — Debt for additional information.

The following table provides details of the calculation of basic and diluted EPS from continuing operations, discontinued operations and net income for 2008, 2007 and 2006:

	2008	2007	2006
Income from continuing operations	$159,634	$173,169	$164,627
Income (loss) from discontinued operations	(7,598)	1,100	11,842

Net income	$152,036	$174,269	$176,469

Shares used for determining basic earnings per common share	78,476,635	77,571,684	76,486,690
Dilutive effect of:
Stock options	585,681	965,499	1,263,194
Performance and restricted shares	366,917	383,100	408,807

Shares used for determining diluted earnings per common share	79,429,233	78,920,283	78,158,691

Basic earnings (loss) per common share:
Continuing operations	$2.03	$2.23	$2.15
Discontinued operations	(0.09)	0.02	0.16

Net income	$1.94	$2.25	$2.31

Diluted earnings (loss) per common share:
Continuing operations	$2.01	$2.19	$2.11
Discontinued operations	(0.10)	0.02	0.15

Net income	$1.91	$2.21	$2.26

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

11.	INVENTORY

As of December 31, 2008 and 2007, Rayonier’s inventory included the following:

	2008	2007
Finished goods*	$78,389	$63,083
Work in progress	7,412	9,188
Raw materials	8,400	10,122
Manufacturing and maintenance supplies	2,477	1,898

Total inventory	$96,678	$84,291

*	Includes $2.6 million and $5.8 million of HBU real estate held for sale at December 31, 2008 and 2007, respectively.

12.	DEBT

Rayonier’s debt included the following at December 31, 2008 and 2007:

	2008	2007
Revolving credit facility borrowings at a weighted average interest rate of 3.12% and 7.25% at December 31, 2008 and 2007, respectively	$100,000	$55,000
Senior Exchangeable Notes due 2012 at a fixed interest rate of 3.75%	300,000	300,000
Installment notes due 2009-2014 at fixed interest rates of 8.39% to 8.64% at December 31, 2008	327,579	327,579
Pollution control and industrial revenue bonds due 2009-2020 at variable interest rates of 1.3% to 1.725% at December 31, 2008	38,110	61,410
Pollution control and industrial revenue bonds due 2009-2015 at a fixed interest rate of 6.20% at December 31, 2008	5,270	5,855

Total debt	770,959	749,844
Less: Current maturities and short-term borrowings	(620)	(55,585)

Long-term debt	$770,339	$694,259

Principal payments due during the next five years and thereafter are as follows:

2009	$122,642	*
2010	660
2011	193,762
2012	323,855
2013	795
Thereafter	129,245

Total Debt	$770,959

*	Includes $122 million of debt due in 2009, but not included in current maturities as the Company intends and has the ability to refinance the debt with its revolving credit facility.

The Company has a $250 million unsecured revolving credit facility with an accordion feature which allows additional borrowings above $250 million, in $25 million increments, up to an aggregate $100 million, provided no default exists. The facility expires in 2011. The Company had $144 million (excluding the accordion feature) and $188 million of available borrowings at December 31, 2008 and 2007, respectively. In addition to the credit facility, the Company has on file with the Securities and Exchange Commission, a shelf registration statement to offer $500 million of new public debt and equity securities, of which $247 million was available at December 31, 2008 and 2007.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

12.	DEBT (Continued)

In October 2007, TRS issued $300 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier Inc., and are non-callable. The $300 million in principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier Inc. Note holders may convert their notes subject to certain conversion provisions including the market price of the Company’s common stock and the trading price of the convertible notes. The initial exchange rate is 18.24 shares per $1,000 principal based on an exchange price equal to 122 percent of the stock’s closing price of $44.93 on October 10, 2007, or $54.81 per share.

In separate transactions, TRS and Rayonier, respectively, purchased an exchangeable note and sold warrants based on 5,472,991 underlying shares of Rayonier Inc. These transactions had the effect of increasing the conversion premium from 22 percent to 40 percent or to $62.90 per share. On exercise of the hedge, TRS will receive shares of Rayonier Inc. common stock equal to the difference between the then market price and the strike price of $54.81. The holders of the warrants receive net shares from Rayonier if the share price is above $62.90 at maturity of the warrants.

The purchased hedge and sold warrants are not part of the terms of the notes and will not affect the note holders’ rights. Likewise, the note holders will not have any rights with respect to the hedge or the warrants. The purchased hedge and the sold warrants meet the definition of derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. However, because these instruments have been determined to be indexed to the Company’s own stock in accordance with EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, and have been recorded in shareholders’ equity in the Consolidated Balance Sheet (as determined under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), the instruments meet the scope exception of SFAS No. 133 and are not subject to the mark-to-market provisions of that standard.

In connection with the Company’s installment notes and the $250 million revolving credit facility, covenants must be met, including ratios based on the facility’s definition of EBITDA (“Covenant EBITDA”). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. The Company’s dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (Covenant FFO) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold. Under a covenant relating to the $328 million of installment notes, RFR may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At December 31, 2008, the Company is in compliance with all covenants.

The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2008, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at December 31, 2008	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.93 to 1	6.43
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.91 to 1	2.09
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	12.02 to 1	9.52
Dividends paid should not exceed 90 percent of Covenant FFO	90%	48%	42%

In addition to the financial covenants listed above, the installment notes, Senior Exchangeable Notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

12.	DEBT (Continued)

$10 million (the “excess proceeds”) in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. The amount of excess proceeds was $0 at both December 31, 2008 and 2007.

13.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for each of the three years ended December 31, 2008 is shown below:

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	76,092,566	$422,364	$463,568	$7,604	$893,536
Net income	—	—	176,469	—	176,469
Dividends ($1.88 per share)	—	—	(144,049)	—	(144,049)
Issuance of shares under incentive stock plans	801,521	12,611	—	—	12,611
Stock-based compensation	—	12,078	—	—	12,078
Excess tax benefit on stock-based compensation	—	4,143	—	—	4,143
Repurchases of common shares	(14,261)	(560)	—	—	(560)
Minimum pension liability adjustment	—	—	—	13,339	13,339
Impact of adopting SFAS No. 158	—	—	—	(52,815)	(52,815)
Foreign currency translation adjustment	—	—	—	3,226	3,226

Balance, December 31, 2006	76,879,826	$450,636	$495,988	$(28,646)	$917,978
Net income	—	—	174,269	—	174,269
Dividends ($1.94 per share)	—	—	(150,929)	—	(150,929)
Issuance of shares under incentive stock plans	1,412,781	18,891	—	—	18,891
Warrants and hedge, net	—	(355)	—	—	(355)
Stock-based compensation	—	13,478	—	—	13,478
Excess tax benefit on stock-based compensation	—	7,907	—	—	7,907
Repurchases of common shares	(75,911)	(3,150)	—	—	(3,150)
Net loss from pension and postretirement plans	—	—	—	(3,997)	(3,997)
Foreign currency translation adjustment	—	—	—	7,005	7,005

Balance, December 31, 2007	78,216,696	$487,407	$519,328	$(25,638)	$981,097
Net income	—	—	152,036	—	152,036
Dividends ($2.00 per share)	—	—	(157,270)	—	(157,270)
Issuance of shares under incentive stock plans	690,031	8,265	—	—	8,265
Stock-based compensation	—	13,344	—	—	13,344
Excess tax benefit on stock-based compensation	—	3,248	—	—	3,248
Repurchase of common shares	(92,296)	(3,979)	—	—	(3,979)
Net loss from pension and postretirement plans	—	—	—	(65,527)	(65,527)
Retiree medical benefit plan amendment (Note 20)	—	—	—	16,377	16,377
Foreign currency translation adjustment	—	—	—	(23,508)	(23,508)
Other	—	(226)	—	—	(226)

Balance, December 31, 2008	78,814,431	$508,059	$514,094	$(98,296)	$923,857

The table below summarizes the tax characteristics of the cash dividend paid to shareholders for the three years ended December 31, 2008:

	2008	2007	2006
Capital gain	$1.82	$1.94	$1.88
Non-taxable return of capital	0.18	—	—

Total cash dividend per common share	$2.00	$1.94	$1.88

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) was comprised of the following as of December 31, 2008 and 2007:

	2008	2007
Foreign currency translation adjustments	$10,789	$34,297
Unrecognized components of pension and post-retirement plans, net of tax	(109,085)	(59,935)

Total	$(98,296)	$(25,638)

The decrease in foreign currency translation adjustments was due to the weakening of the New Zealand dollar against the U.S. dollar.

The increase in the unrecognized components of employee benefit plans was mainly due to losses on pension assets as a result of the significant decline in the stock market in 2008, partially offset by a $16.4 million benefit from a retiree medical benefit plan amendment. See Note 20 — Employee Benefit Plans for further discussion.

15.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include its Port Angeles, Washington former dissolving pulp mill site, which was closed in 1997; Southern Wood Piedmont Company (“SWP”), which ceased operations in 1989 except for investigation and remediation activities; the Eastern Research Division (“ERD”), which primarily relates to a former research and development facility in Whippany, New Jersey which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP owns or has liability for ten inactive former wood treating sites that are subject to the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and/or other similar federal or state statutes relating to the investigation and remediation of environmentally-impacted sites.

An analysis of activity in the liabilities for dispositions and discontinued operations for the two years ended December 31, 2008 follows:

	December 31, 2008	December 31, 2007
Balance, January 1,	$113,685	$122,516
Expenditures charged to liabilities	(7,660)	(8,575)
Reductions to liabilities	(1,450)	(256)

Balance, end of year	104,575	113,685
Less: Current portion	(8,214)	(10,069)

Non-current portion	$96,361	$103,616

The Company discloses specific site liabilities that exceed 10 percent of the total liabilities for dispositions and discontinued operations at December 31, 2008. An analysis of the activity for the two years ended December 31, 2008 is as follows:

	Activity (in millions) as of December 31,
Sites	2006	Expenditures	Revisions to Estimates	2007	Expenditures	Revisions to Estimates	2008
Augusta, GA	$13.6	$(0.8)	$1.1	$13.9	$(0.8)	$0.9	$14.0
Spartanburg, SC	14.1	(0.6)	2.0	15.5	(0.5)	0.6	15.6
East Point, GA	11.4	(0.5)	2.2	13.1	(0.8)	0.7	13.0
Other SWP sites	68.7	(4.6)	(5.5)	58.6	(3.5)	(3.2)	51.9

Total SWP	107.8	(6.5)	(0.2)	101.1	(5.6)	(1.0)	94.5
All other sites	14.7	(2.1)	—	12.6	(2.1)	(0.4)	10.1

TOTAL	$122.5	$(8.6)	$(0.2)	$113.7	$(7.7)	$(1.4)	$104.6

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

15.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Continued)

A brief description of each of these sites is as follows:

Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. The majority of visually contaminated surface soils have been removed, and remediation activities currently consist of a groundwater recovery system. The site operates under a 10-year hazardous waste permit issued pursuant to RCRA, which expires in 2014. Current cost estimates could change if recovery or discharge volumes increase or decrease drastically, or if changes to current remediation activities are required in the future. Total spending-to-date at December 31, 2008 was $63.1 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2028.

Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone-sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. The cost estimate includes potential remediation of an adjoining area also owned by SWP, which appears to have received runoff from a portion of the former operating plant. Total spending-to-date at December 31, 2008 was $35.6 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2028.

East Point, Georgia — SWP operated a wood treatment plant at this site from 1908 to 1984. This site operates under a 10-year RCRA hazardous waste permit, which is currently in the renewal process. Active remedial measures are currently ongoing, although additional remedial measures may be necessary in the future. Total spending-to-date at December 31, 2008 was $16.4 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2028. For information about current legal proceedings involving this site, see Note 16 — Contingencies.

The Company estimates that expenditures for environmental investigation, remediation, monitoring and other costs for all dispositions and discontinued operations will be approximately $8 million in 2009 and $10 million in 2010. Such costs will be charged against its liabilities for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. Subject to the factors described in the last paragraph of this footnote, the Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, on-site (and in certain cases off-site) removal or treatment of contaminated soils, recovery and treatment/remediation of groundwater, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of December 31, 2008, this amount could range up to $32 million and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or improved environmental remediation technologies, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

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

Legal Proceedings

Combe Fill South — In 1998, the U.S. Environmental Protection Agency (“EPA”) and the New Jersey Department of Environmental Protection (“DEP”) filed separate lawsuits against Rayonier Inc. and approximately 30 other defendants, in the U.S. District Court, District of New Jersey, seeking recovery of current and future response costs and natural resource damages under applicable federal and state law relating to a contaminated landfill in Chester Township, New Jersey, referred to as Combe Fill South (“Combe”). It is alleged that the Company’s former research and development facility in Whippany, New Jersey sent small quantities of dumpster waste, via a contract hauler, to Combe in the 1960s and early 1970s. The Company is working with other defendants in a joint defense group, which subsequently filed third-party actions against over 200 parties seeking contribution. A court-ordered mediation process has been ongoing. In second quarter 2008, a tentative settlement of this matter was reached, subject to finalization of documentation and court approval, which would result in a liability to the Company of approximately $0.3 million. The Company believes that its liabilities at December 31, 2008 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

Jesup Mill Effluent Issues — In March of 2008, the Company and the Environmental Protection Division of the Georgia Department of Natural Resources (“EPD”) entered into a consent order to resolve certain potential compliance issues relating to the Jesup mill’s permitted effluent discharged to the Altamaha River. Under the consent order, Rayonier has agreed to implement a color reduction plan which will include installation of additional brown stock washing capacity (to better remove residual pulping liquors from cooked wood pulp) and oxygen delignification technology (which reduces the lignin content in the pulp prior to bleaching), spill recovery systems and modifications to certain operating practices. These projects are expected to be completed by the end of 2013, pursuant to a time frame set forth in the consent order, at a total cost of approximately $80.2 million. Through December 31, 2008, approximately $13.4 million has been spent. The consent order also provides for decreasing color limits in the mill’s effluent over the seven year period as projects are completed. No citations, fines or penalties are imposed by the consent order, except that stipulated penalties may be assessed by EPD in the event that the projects are not completed on the agreed schedule.

In December of 2008, Rayonier received a “sixty day letter” from lawyers representing a non-profit environmental organization, Altamaha Riverkeeper, Inc. (“ARK”), threatening a citizen’s suit under the federal Clean Water Act (the “CWA”) and analogous state law if ARK and Rayonier are unable to settle their differences within sixty days of the date of the letter. ARK primarily claims that the color and odor of the mill’s effluent violates provisions of the federal Clean Water Act and the Georgia Water Quality Control Act, and further asserts that the consent order between EPD and the Company does not appropriately address the issues of concern. Rayonier believes that it has good defenses to ARK’s claims including, without limitation, that the mill is in compliance with both applicable law and its wastewater discharge permit issued by EPD, and that the consent order constitutes a bar to the threatened citizen suit under the applicable provisions of the CWA. However, to avoid the cost and risks of litigation, the Company has engaged in discussions with ARK to explore whether a settlement is possible. Assuming that no settlement is reached, ARK has the right to file a lawsuit against the Company in respect of its claims, although as of the date of this filing no such suit has been filed.

East Point, Georgia Notice of Violation (“NOV”) — On March 28, 2008, SWP received an NOV and Proposed Consent Order (the “Order”) from EPD relating to its East Point, Georgia site. The Order asserted that SWP violated conditions in its permit issued under RCRA, specifically related to SWP’s alleged failure to report the presence of oil (referred to as DNAPL, or dense non-aqueous phase liquid) in a monitoring well. Under the terms of the Order, EPD proposed a fine of $0.8 million and demanded that SWP perform a facility-wide remedial investigation; also, based on such

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

16.	CONTINGENCIES (Continued)

investigation, EPD has required that SWP prepare a new corrective action plan for the facility. Finally, EPD requested an increase in SWP’s financial assurance for the site based on a new estimate to be completed in the future. (Note that financial assurance is provided for SWP via a Rayonier Inc. guaranty.) The Company responded to the proposed NOV and denied liability for any permit violations or civil penalty. The Company is currently in discussions with EPD to resolve the NOV and agree upon a specific path forward regarding final remedy for the site. If no acceptable resolution can be reached, the Company will vigorously defend itself in this matter. The Company believes its liabilities at December 31, 2008 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

17.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of December 31, 2008, the following financial guarantees were outstanding:

Financial Commitments (000’s)	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit(1)	$48,159	$39,191
Guarantees(2)	4,521	63
Surety bonds(3)	8,154	1,321

Total financial commitments	$60,834	$40,575

(1)

Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2009 and will be renewed as required.

(2)

In conjunction with the sale of timberlands to the New Zealand joint venture in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaults on the bond, the Company would then have to perform. As of December 31, 2008, two annual payments, of $1.0 million each, remain. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At December 31, 2008, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2009 and are expected to be renewed as required.

18.	COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $2.9 million, $3.5 million, and $3.7 million in 2008, 2007 and 2006, respectively. The Company also has long-term leases on certain timberlands in the Southern U.S. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally non-cancelable and require minimum annual rental payments. Total expenditures for long-term leases and deeds on timberlands amounted to $7.5 million, $7.0 million, and $5.4 million in 2008, 2007 and 2006, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

18.	COMMITMENTS (Continued)

At December 31, 2008, the future minimum payments under non-cancelable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases*	Total
2009	$3,502	$7,120	$10,622
2010	2,578	7,092	9,670
2011	1,120	6,951	8,071
2012	789	6,938	7,727
2013	756	6,931	7,687
Thereafter through 2036	1,649	70,625	72,274

	$10,394	$105,657	$116,051

*	The majority of timberland leases are subject to escalation clauses based on either the Consumer Price Index or Producer Price Index.

19.	INCENTIVE STOCK PLANS

At December 31, 2008, the Company had two stock-based employee compensation plans. The 1994 Rayonier Incentive Stock Plan (the 1994 Plan) and the 2004 Rayonier Incentive Stock and Management Bonus Plan (the 2004 Plan) both provided 4.5 million shares for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The Company has issued non-qualified stock options, performance shares and restricted stock under both of the plans. New shares of stock are issued upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.

Total compensation cost recorded in “Selling and general expenses” for stock-based compensation was $13.0 million, $13.5 million and $12.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, compensation expense of $0.4 million was recorded in “Cost of sales.”

Tax benefits recognized related to stock-based compensation expense for the three years ended December 31, 2008 were $3.1 million, $2.9 million and $2.8 million, respectively.

Fair Value Calculations by Award

Restricted Stock

Restricted stock granted under the 1994 and 2004 Plans generally vests upon completion of a three-year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. During 2008, 2007 and 2006, 38,696, 114,172 and 16,761, restricted shares were granted at a weighted average price of $45.62, $44.57 and $39.61, respectively, per share. As of December 31, 2008, there was $3.1 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 1.7 years. The total intrinsic value of restricted stock outstanding was $4.4 million, $6.9 million and $3.8 million at December 31, 2008, 2007 and 2006, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $1.5 million and $0.8 million, respectively. During the three years ended December 31, 2008, 2007 and 2006, $0.4 million, $0.5 million and $0.3 million, in cash was used to pay the minimum withholding tax requirements, respectively, in lieu of receiving common shares.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	INCENTIVE STOCK PLANS (Continued)

A summary of the Company’s non-vested restricted shares is presented below:

	2008
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	131,672	$43.52
Granted	38,696	45.62
Cancelled	(3,000)	45.59
Vested	(26,672)	39.29

Non-vested Restricted Shares at December 31,	140,696	44.86

Performance Shares

The Company’s performance shares generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon Rayonier’s total shareholder return versus selected peer group companies. Under SFAS 123(R), the performance share payout is based on a market condition and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date.

The 1994 and 2004 Plans allow for the cash settlement on the minimum required withholding tax on performance share awards. During the three years ended December 31, 2008, $3.2 million, $2.7 million and $3.9 million of cash was used to pay the minimum withholding tax requirements, respectively, in lieu of receiving common shares. In 2008, 2007 and 2006, 445,778, 386,925 and 259,000 common shares of Company stock were reserved for performance shares, with grant-date fair values of $48.92, $44.00 and $36.25, respectively. As of December 31, 2008, there was $11.6 million of unrecognized compensation cost related to the Company’s performance share awards. This cost is expected to be recognized over a weighted average period of 1.7 years. The total intrinsic value of outstanding performance shares at December 31, 2008, 2007 and 2006 was $19.3 million, $28.3 million and $23.2 million, respectively. The total fair value of shares that vested during the years ended December 31, 2008, 2007 and 2006 was $6.2 million, $7.5 million and $5.8 million, respectively.

Expected volatility and dividend yield were estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The following chart provides a tabular overview of the assumptions used in calculating the fair value of the awards granted in 2008, 2007 and 2006:

	2008	2007	2006
Expected volatility	22.3%	19.1%	21.2%
Dividend yield	4.3%	4.8%	4.4%
Risk-free rate	3.1%	4.6%	4.4%

A summary of the status of the Company’s outstanding performance shares as of and for the year ended December 31, 2008 is presented below:

	2008
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding Performance Shares at January 1,	599,068	$37.55
Granted	254,730	48.92
Shares Distributed	(230,695)	32.27
Cancelled	(8,693)	39.13

Outstanding Performance Shares at December 31,	614,410	44.22

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	INCENTIVE STOCK PLANS (Continued)

Non-Qualified Employee Stock Options

The exercise price of each non-qualified stock option granted under both the 1994 and 2004 plans is equal to the closing market price of the Company’s stock on the grant date. Under the 1994 plan, the maximum term is 10 years and two days from the grant date while under the 2004 Plan, the maximum term is 10 years from the grant date. Awards vest ratably over three years. Under SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility for each grant and is calculated using the historical change in the daily market price of the Company’s common stock over the expected life of the award. The expected life is based on prior exercise behavior. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis over three years.

The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31:

	2008	2007	2006
Expected volatility	23.8%	28.4%	30.2%
Dividend yield	4.3%	4.5%	4.6%
Risk-free rate	3.5%	5.8%	4.3%
Expected life (in years)	5.7	6.5	6.3
Fair value per share of options granted	$7.58	$9.72	$9.03
Fair value of options granted (in thousands of dollars)	$2,532	$2,723	$3,600

A summary of the status of the Company’s stock options as of and for the year ended December 31, 2008 is presented below:

	2008
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1,	2,585,404	$27.84
Granted	334,040	46.56
Exercised	(423,640)	19.51
Canceled	(12,204)	39.69
Options outstanding at December 31,	2,483,600	31.72	6.0	$11,005

Options vested and expected to vest as of December 31,	2,479,645	$31.69	6.0	$11,005

Options exercisable at December 31,	1,989,987	$28.58	5.4	$11,005

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $11.3 million, $30.4 million and $14.7 million, respectively. The total fair value of options that vested during the years ended December 31, 2008, 2007 and 2006 was $2.7 million, $2.9 million, $2.9 million, respectively. As of December 31, 2008, there was $2.1 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 0.7 years.

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

In September 2008, the Company changed its postretirement medical plan for active and retired salaried employees to shift retiree medical costs to the plan participants over a three year phase-out period. Accordingly, at the beginning of 2012, the Company’s intent is to no longer incur retiree medical costs for retired salary plan participants. The change was accounted for as a negative plan amendment and curtailment which resulted in a reduction to the retiree medical liability. The net impact of the reduction was an unrecognized gain in accumulated other comprehensive income of $7.7 million which will be amortized over 1.9 years, the average remaining service period of the remaining active participants.

The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the years ended December 31:

	Pension		Postretirement
	2008	2007	2008	2007
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$273,523	$251,055	$46,558	$45,354
Service cost	6,872	6,948	656	670
Interest cost	16,569	14,779	2,182	2,623
Actuarial loss (gain)	3,739	12,566	(276)	374
Plan amendments	—	—	(24,039)	—
Benefits paid	(13,199)	(11,825)	(2,855)	(2,463)

Projected benefit obligation at end of year	$287,504	$273,523	$22,226	$46,558

Change in Plan Assets
Fair value of plan assets at beginning of year	$263,886	$237,574	$—	$—
Actual return on plan assets	(73,213)*	17,888	—	—
Employer contributions	9,324	20,761	2,855	2,463
Benefits paid	(13,199)	(11,825)	(2,855)	(2,463)
Other expense	(1,366)	(512)	—	—

Fair value of plan assets at end of year	$185,432	$263,886	$—	$—

Funded Status at End of Year:
Net accrued benefit cost	$(102,072)	$(9,637)	$(22,226)	$(46,558)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Noncurrent assets	$—	$13,891	$—	$—
Current liabilities	(1,452)	(756)	(2,592)	(3,254)
Noncurrent liabilities	(100,620)	(22,772)	(19,634)	(43,304)

Net amount recognized	$(102,072)	$(9,637)	$(22,226)	$(46,558)

*	Loss due to the significant decline in the stock market in 2008.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

Net gains or losses and prior service costs or credits recognized in AOCI for the years ended December 31, 2008 and 2007 are as follows:

	Pension		Postretirement
	2008	2007	2008	2007
Net (losses) gains	$(99,390)	$(13,595)	$276	$(374)
Prior service cost	—	—	—	—
Negative plan amendment	—	—	24,039	—

Net gains or losses and prior service costs or credits reclassified from AOCI and recognized as a component of pension and postretirement expense for the years ended December 31, 2008 and 2007 are as follows:

	Pension		Postretirement
	2008	2007	2008	2007
Amortization of losses	$4,845	$4,158	$2,838	$1,267
Amortization of prior service cost	1,426	1,451	(2,642)	777

Net gains or losses and prior service costs or credits that have not yet been included in pension and postretirement expense as of December 31, 2008 and 2007 have been recognized as a component of AOCI as follows:

	Pension		Postretirement
	2008	2007	2008	2007
Prior service cost	$(6,159)	$(7,585)	$14,281	$(7,115)
Net losses	(147,916)	(53,370)	(14,848)	(17,962)
Deferred income tax benefit	45,381	18,103	176	7,994

AOCI	$(108,694)	$(42,852)	$(391)	$(17,083)

The accumulated benefit obligation for all of the Company’s defined benefit plans was $271.3 million and $256.1 million at December 31, 2008 and 2007, respectively.

For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the years ended December 31:

	2008	2007
Projected benefit obligation	$309,730	$67,498
Accumulated benefit obligation	271,259	18,701
Fair value of plan assets	185,432	—

The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$6,872	$6,948	$7,409	$656	$670	$640
Interest cost	16,569	14,779	13,988	2,182	2,623	2,470
Expected return on plan assets	(21,072)	(18,406)	(16,562)	—	—	—
Amortization of prior service cost	1,426	1,451	1,497	(2,642)	777	777
Amortization of losses	4,845	4,158	5,659	2,838	1,267	1,310

Net periodic benefit cost	$8,640	$8,930	$11,991	$3,034	$5,337	$5,197

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost in 2009 are $5.2 million and $1.4 million, respectively. The estimated pre-tax loss and prior service cost benefit for the defined benefit postretirement plans that will be amortized from AOCI into net periodic benefit cost in 2009 are $6.2 million and $9.5 million, respectively.

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension		Postretirement
	2008	2007	2008	2007
Assumptions used to determine benefit obligations at December 31:
Discount rate	6.15%	6.00%	6.15%	6.00%
Rate of compensation increase	4.50%	4.50%	—	—
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected long-term return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

At December 31, 2008, the plans’ discount rate was 6.15 percent, which closely approximates interest rates on high quality, long-term obligations. Effective December 31, 2008, the expected return on plan assets remained at 8.5 percent, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return since the Company’s spin-off from ITT in 1994. The Company’s external consultants utilize this information in developing assumptions for returns, risks and correlation of asset classes which are then used to establish the asset allocation ranges.

The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2008	2007
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	4.75%
Year that the rate reaches the ultimate trend rate	2012	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$115	$(99)
Accumulated postretirement benefit obligation	1,142	(1,006)

Investment of Plan Assets

The Company’s pension plans’ asset allocation at December 31, 2008 and 2007, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2008	2007
Domestic Equity Securities	47.0%	39.8%	40-45%
International Equity Securities	19.0%	30.6%	20-30%
Domestic Fixed Income Securities	23.0%	22.0%	25-30%
International Fixed Income Securities	8.0%	4.6%	4-6%
Real Estate	3.0%	3.0%	2-4%

Total	100%	100%

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	EMPLOYEE BENEFIT PLANS (Continued)

The Rayonier Pension Fund Trust and Investment Committee and the Finance Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various styles will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2008 and 2007.

Cash Flows

Expected benefit payments in future years are as follows:

	Pension Benefits	Postretirement Benefits
2009	$14,348	$2,592
2010	15,078	2,463
2011	15,822	2,083
2012	16,643	1,642
2013	17,578	1,701
2014 -2018	98,738	7,887

The Company is required to make pension contributions of approximately $6 million in 2009, but may elect to contribute more.

Defined Contribution Plans

The Company provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $2.4 million, $2.7 million and $2.6 million in 2008, 2007 and 2006, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $56.1 million and $76.5 million at December 31, 2008 and 2007, respectively.

The Company closed enrollment to its pension and postretirement medical plans for salaried employees hired after December 31, 2005. These salaried employees are immediately eligible to participate in the Company’s 401(k) plan and receive an enhanced contribution. Company contributions related to this plan enhancement in 2008, 2007, and 2006 were $0.3 million, $0.2 million, and $0.1 million, respectively.

21.	QUARTERLY RESULTS FOR 2008 and 2007 (UNAUDITED)

(Thousands of dollars, except per share amounts)	Quarter Ended
	March 31	June 30		Sep. 30	Dec. 31		Total Year
2008
Sales	$275,123	$294,967		$308,142	$353,868		$1,232,100
Operating Income	59,537	53,701		49,012	60,838		223,088
Net Income	40,551	37,416		29,754	44,315		152,036
Basic EPS	0.52	0.48		0.38	0.56		1.94
Diluted EPS	0.52	0.47		0.37	0.55		1.91
2007
Sales	$278,392	$287,514		$324,115	$281,462		$1,171,483
Operating Income	55,319	54,630	(1)	91,667	43,742	(1)	245,358
Net Income	35,080	33,311	(1)	71,457	34,421	(1)	174,269
Basic EPS	0.45	0.43		0.92	0.45		2.25
Diluted EPS	0.45	0.42		0.90	0.44		2.21

(1)	Includes loss related to wildfires of $10.1 million and $0.8 million in the second and fourth quarters of 2007, respectively.
(2)

Sales and operating income for the first and second quarter of 2008 and 2007 have been restated due to New Zealand and IWP discontinued operations. See Note 7 — Assets Held For Sale for additional information.

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

	Condensed Consolidating Statements of Income For the Year Ended December 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$1,082,628	$376,287	$(226,815)	$1,232,100

Costs and Expenses
Cost of sales	—	—	910,689	163,555	(120,336)	953,908
Selling and general expenses	10,610	—	50,468	3,267	—	64,345
Other operating (income) expense, net	150	—	3,861	(12,944)	(308)	(9,241)

OPERATING (LOSS) INCOME	(10,760)	—	117,610	222,409	(106,171)	223,088
Interest expense	1,121	(12,652)	(28,102)	(5,663)	4	(45,292)
Interest and miscellaneous income, net	3,453	(3,094)	(3,690)	5,619	(138)	2,150
Equity in income from subsidiaries	156,543	50,482	—	—	(207,025)	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	150,357	34,736	85,818	222,365	(313,330)	179,946
Income tax benefit (provision)	2,553	5,747	(28,612)	—	—	(20,312)

INCOME FROM CONTINUING OPERATIONS	152,910	40,483	57,206	222,365	(313,330)	159,634
DISCONTINUED OPERATIONS, NET
Income (loss) on discontinued operations, net of income tax benefit (expense)	(874)	—	(6,724)	—	—	(7,598)

NET INCOME	$152,036	$40,483	$50,482	$222,365	$(313,330)	$152,036

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Income For the Year Ended December 31, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$935,562	$275,890	$(39,969)	$1,171,483

Costs and Expenses
Cost of sales	—	—	777,347	132,501	(39,764)	870,084
Selling and general expenses	14,636	—	48,479	3,466	—	66,581
Other operating (income) expense, net	(272)	—	1,921	(12,189)	—	(10,540)

	14,364	—	827,747	123,778	(39,764)	926,125
OPERATING (LOSS) INCOME	(14,364)	—	107,815	152,112	(205)	245,358
Interest expense	(2,514)	(2,664)	(32,362)	(19,467)	678	(56,329)
Interest and miscellaneous income, net	3,362	(645)	(2,290)	7,514	(678)	7,263
Equity in income from subsidiaries	194,882	56,996	—	—	(251,878)	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	181,366	53,687	73,163	140,159	(252,083)	196,292
Income tax benefit (provision)	(6,876)	1,241	(17,488)	—	—	(23,123)

INCOME FROM CONTINUING OPERATIONS	174,490	54,928	55,675	140,159	(252,083)	173,169
DISCONTINUED OPERATIONS, NET
Income (loss) on discontinued operations, net of income tax benefit (expense)	(221)	—	1,321	—	—	1,100

NET INCOME	$174,269	$54,928	$56,996	$140,159	$(252,083)	$174,269

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Income For the Year Ended December 31, 2006
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$2,723	$—	$945,582	$357,336	$(184,098)	$1,121,543

Costs and Expenses
Cost of sales	148	—	794,104	96,551	(47,103)	843,700
Selling and general expenses	13,995	—	46,495	3,158	—	63,648
Other operating (income) expense, net	(2,686)	—	2,458	(8,605)	—	(8,833)

	11,457	—	843,057	91,104	(47,103)	898,515
OPERATING (LOSS) INCOME	(8,734)	—	102,525	266,232	(136,995)	223,028
Interest expense	(2,089)	—	(26,934)	(20,157)	276	(48,904)
Interest and miscellaneous income, net	2,398	—	3,456	3,348	(276)	8,926
Equity in income from subsidiaries	181,585	69,157	—	—	(250,742)	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	173,160	69,157	79,047	249,423	(387,737)	183,050
Income tax benefit (provision)	4,306	—	(22,729)	—	—	(18,423)

INCOME FROM CONTINUING OPERATIONS	177,466	69,157	56,318	249,423	(387,737)	164,627

DISCONTINUED OPERATIONS, NET
Income on discontinued operations, net of income tax benefit (expense)	(997)	—	12,839	—	—	11,842

NET INCOME	$176,469	$69,157	$69,157	$249,423	$(387,737)	$176,469

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Balance Sheets As of December 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,741	$—	$47,082	$4,862	$—	$61,685
Accounts receivable, less allowance for doubtful accounts	—	—	69,151	3,398	—	72,549
Inventory	—	—	102,746	—	(6,068)	96,678
Intercompany interest receivable	—	—	—	1,772	(1,772)	—
Assets held for sale	63,046	—	(6,953)	—	—	56,093
Other current assets	5,766	—	29,820	4,385	—	39,971

Total current assets	78,553	—	241,846	14,417	(7,840)	326,976

TIMBER AND TIMBERLANDS NET OF DEPLETION AND AMORTIZATION	1,807	—	92,189	1,160,982	—	1,254,978
NET PROPERTY, PLANT AND EQUIPMENT	2,151	—	347,108	1,448	—	350,707
INVESTMENT IN JOINT VENTURE	—	—	—	—	—	—
INVESTMENT IN SUBSIDIARIES	975,311	482,206	—	—	(1,457,517)	—
INTERCOMPANY NOTES RECEIVABLE	26,673	—	25,250	6,744	(58,667)	—
OTHER ASSETS	24,223	14,933	508,153	5,891	(395,330)	157,870

TOTAL ASSETS	$1,108,718	$497,139	$1,214,546	$1,189,482	$(1,919,354)	$2,090,531

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,943	$—	$66,149	$919	$—	$70,011
Bank loans and current maturities	—	—	620	—	—	620
Accrued taxes	198	(9,833)	17,323	2,943	—	10,631
Accrued payroll and benefits	10,531	—	7,402	1,687	—	19,620
Accrued interest	781	2,375	1,046	—	—	4,202
Accrued customer incentives	—	—	13,936	—	—	13,936
Other current liabilities	4,568	—	13,487	11,435	—	29,490
Liabilities associated with assets held for sale	53	—	6,174	—	—	6,227
Current liabilities for dispositions and discontinued operations	—	—	8,214	—	—	8,214

Total current liabilities	19,074	(7,458)	134,351	16,984	—	162,951

LONG-TERM DEBT	20,000	300,000	397,760	52,579	—	770,339
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	96,361	—	—	96,361
PENSION AND OTHER POSTRETIREMENT BENEFITS	87,562	—	33,878	—	—	121,440
OTHER NON-CURRENT LIABILITIES	12,363	—	2,512	17,110	(16,402)	15,583
INTERCOMPANY PAYABLE	45,862	—	67,478	5,502	(118,842)	—

TOTAL LIABILITIES	184,861	292,542	732,340	92,175	(135,244)	1,166,674

TOTAL SHAREHOLDERS' EQUITY	923,857	204,597	482,206	1,097,307	(1,784,110)	923,857

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,108,718	$497,139	$1,214,546	$1,189,482	$(1,919,354)	$2,090,531

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Balance Sheets As of December 31, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,211	$—	$173,029	$3,841	$—	$181,081
Accounts receivable, less allowance for doubtful accounts	217	—	79,142	1,709	—	81,068
Inventory	—	—	88,979	—	(4,688)	84,291
Intercompany interest receivable	—	—	—	1,137	(1,137)	—
Other current assets	12,823	—	32,226	4,731	—	49,780

Total current assets	17,251	—	373,376	11,418	(5,825)	396,220

TIMBER, TIMBERLANDS AND LOGGING ROADS, NET OF DEPLETION AND AMORTIZATION	1,819	—	36,015	1,079,385	—	1,117,219
NET PROPERTY, PLANT AND EQUIPMENT	2,147	—	342,173	1,435	—	345,755
INVESTMENT IN JOINT VENTURE	89,933	—	(27,167)	—	—	62,766
INVESTMENT IN SUBSIDIARIES	918,269	494,063	—	—	(1,412,332)	—
INTERCOMPANY/NOTES RECEIVABLE	53,397	—	12,851	14,819	(81,067)	—
OTHER ASSETS	28,692	18,772	386,762	13,260	(290,405)	157,081

TOTAL ASSETS	$1,111,508	$512,835	$1,124,010	$1,120,317	$(1,789,629)	$2,079,041

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,123	$—	$60,673	$2,428	$—	$66,224
Bank loans and current maturities	—	—	585	55,000	—	55,585
Accrued taxes	109	(1,687)	6,483	2,274	—	7,179
Accrued payroll and benefits	18,339	—	11,726	—	—	30,065
Accrued interest	—	2,370	1,100	11	—	3,481
Accrued customer incentives	—	—	12,350	—	—	12,350
Other current liabilities	11,719	—	12,598	9,143	—	33,460
Current liabilities for dispositions and discontinued operations	—	—	10,069	—	—	10,069

Total current liabilities	33,290	683	115,584	68,856	—	218,413

LONG-TERM DEBT	—	300,000	341,680	52,579	—	694,259
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	103,616	—	—	103,616
PENSION AND OTHER POSTRETIREMENT BENEFITS	67,606	—	(389)	—	—	67,217
OTHER NON-CURRENT LIABILITIES	10,333	—	3,521	16,987	(16,402)	14,439
INTERCOMPANY PAYABLE	19,182	—	65,935	55,486	(140,603)	—

TOTAL LIABILITIES	130,411	300,683	629,947	193,908	(157,005)	1,097,944

TOTAL SHAREHOLDERS' EQUITY	981,097	212,152	494,063	926,409	(1,632,624)	981,097

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,111,508	$512,835	$1,124,010	$1,120,317	$(1,789,629)	$2,079,041

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Cash Flows For the Year Ended December 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$88,222	$45,000	$195,722	$359,729	$(348,485)	$340,188
INVESTING ACTIVITIES
Capital expenditures	—	—	(70,033)	(34,773)	—	(104,806)
Purchase of timberlands and wood chipping facilities	—	—	(246,399)	(172,958)	189,656	(229,701)
Purchase of real estate	—	—	(4,336)	—	—	(4,336)
Decrease in restricted cash	—	—	—	8,523	—	8,523
Other	—	—	(71)	—	—	(71)

CASH USED FOR INVESTING ACTIVITIES	—	—	(320,839)	(199,208)	189,656	(330,391)

FINANCING ACTIVITIES
Issuance of debt	20,000	—	138,800	15,000	—	173,800
Repayment of debt	—	—	(82,685)	(70,000)	—	(152,685)
Dividends paid	(156,978)	—	—	—	—	(156,978)
Issuance of common shares	8,265	—	—	—	—	8,265
Excess tax benefits on stock-based compensation	—	—	3,248	—	—	3,248
Repurchase of common shares	(3,979)	—	—	—	—	(3,979)
Issuance of short-term intercompany notes	50,000	—	—	(50,000)	—	—
Distributions to / from Parent	—	(45,000)	(59,329)	(54,500)	158,829	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(82,692)	(45,000)	34	(159,500)	158,829	(128,329)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(864)	—	—	(864)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	5,530	—	(125,947)	1,021	—	(119,396)
Balance, beginning of year	4,211	—	173,029	3,841	—	181,081

Balance, end of year	$9,741	$—	$47,082	$4,862	$—	$61,685

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSO1/2 LIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Cash Flows For the Year Ended December 31, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$139,875	$66,105	$101,109	$234,684	$(217,753)	$324,020
INVESTING ACTIVITIES
Capital expenditures	—	—	(61,073)	(35,931)	—	(97,004)
Purchase of timberlands and wood chipping facilities	—	—	(6,421)	(49,751)	33,300	(22,872)
Purchase of real estate	—	—	(4,350)	—	—	(4,350)
Proceeds from the intercompany sale of timberlands	—	—	33,300	—	(33,300)	—
Increase in restricted cash	—	—	—	(8,812)	—	(8,812)
Investment In Subsidiaries	—	(258,818)	—	—	258,818	—
Other	—	—	4,481	2,572	—	7,053

CASH USED FOR INVESTING ACTIVITIES	—	(258,818)	(34,063)	(91,922)	258,818	(125,985)

FINANCING ACTIVITIES
Issuance of debt	—	300,000	45,000	132,000	—	477,000
Repayment of debt	—	—	(153,505)	(234,421)	—	(387,926)
Dividends paid	(150,626)	—	—	—	—	(150,626)
Issuance of common shares	18,891	—	—	—	—	18,891
Excess tax benefits on stock-based compensation	—	—	7,907	—	—	7,907
Purchase of exchangeable note hedge	—	(33,480)	—	—	—	(33,480)
Proceeds from issuance of warrant	20,670	—	—	—	—	20,670
Debt issuance costs	—	(7,057)	—	—	—	(7,057)
Repurchase of common shares	(3,150)	—	—	—	—	(3,150)
Issuance of short-term intercompany notes	(50,000)	—	—	50,000	—	—
Distributions to / from Parent	—	(66,750)	192,068	(86,500)	(38,818)	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(164,215)	192,713	91,470	(138,921)	(38,818)	(57,771)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	646	—	—	646

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	(24,340)	—	159,162	3,841	2,247	140,910
Balance, beginning of year	28,551	—	13,867	—	(2,247)	40,171

Balance, end of year	$4,211	$—	$173,029	$3,841	$—	$181,081

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Cash Flows For the Year Ended December 31, 2006
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$125,003	$37,000	$206	$320,966	$(176,247)	$306,928
INVESTING ACTIVITIES
Capital expenditures	—	—	(73,940)	(31,522)	—	(105,462)
Purchase of timberlands	—	—	(82,741)	(195,037)	—	(277,778)
Purchase of real estate	—	—	(21,101)	—	—	(21,101)
Proceeds from the sale of NZ timberlands	—	—	21,770	—	—	21,770
Decrease in restricted cash	—	—	—	1,287	—	1,287
Other	—	—	(3,909)	—	—	(3,909)

CASH USED FOR INVESTING ACTIVITIES	—	—	(159,921)	(225,272)	—	(385,193)

FINANCING ACTIVITIES
Issuance of debt	—	—	115,000	143,000	—	258,000
Repayment of debt	—	—	(15,310)	(143,000)	—	(158,310)
Issuance of common shares	10,771	—	—	—	—	10,771
Excess tax benefits on stock based compensation	—	—	4,143	—	—	4,143
Dividends paid	(143,883)	—	—	—	—	(143,883)
Repurchase of common shares	(560)	—	—	—	—	(560)
Distributions to Parent	—	(37,000)	(37,000)	(100,000)	174,000	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(133,672)	(37,000)	66,833	(100,000)	174,000	(29,839)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2,048	—	—	2,048
CASH AND CASH EQUIVALENTS
Decrease in cash and cash equivalents	(8,669)	—	(90,834)	(4,306)	(2,247)	(106,056)
Balance, beginning of year	37,220	—	104,701	4,306	—	146,227

Balance, end of year	$28,551	$—	$13,867	$—	$(2,247)	$40,171

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

RAYONIER INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007, and 2006

(In Thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2008	$677	$897	$(444)	$1,130
Year ended December 31, 2007	$560	$117	$—	$677
Year ended December 31, 2006	$1,158	$—	$(598)	$560

(1)	Primarily collections, payments and adjustments to required reserves.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer

February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LEE M. THOMAS Lee M. Thomas (Principal Executive Officer)	Chairman of the Board, President, Chief Executive Officer and Director	February 27, 2009

/S/ HANS E. VANDEN NOORT Hans E. Vanden Noort (Principal Financial Officer)	Senior Vice President and Chief Financial Officer	February 27, 2009

* C. David Brown, II	Director

* V. Larkin Martin	Director

* James H. Hance, Jr.	Director

* Richard D. Kincaid	Director

* Paul G. Kirk, Jr.	Director

* John E. Bush	Director

* Carl S. Sloane	Director

* Ronald Townsend	Director

*By:	/s/ HANS E. VANDEN NOORT	February 27, 2009
Hans E. Vanden Noort Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Contribution, Conveyance and Assumption Agreement dated December 18, 2003 by and among Rayonier Inc., Rayonier Timberlands Operating Company, L.P., Rayonier Timberlands, L.P., Rayonier Timberlands Management, LLC, Rayonier Forest Resources, LLC, Rayland, LLC, Rayonier TRS Holdings Inc., Rayonier Minerals, LLC, Rayonier Forest Properties, LLC, Rayonier Wood Products, LLC, Rayonier Wood Procurement, LLC, Rayonier International Wood Products, LLC, Rayonier Forest Operations, LLC, Rayonier Properties, LLC and Rayonier Performance Fibers, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 22, 2007 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s May 22, 2007 Form 8-K

4.1	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

4.2	Form S-4 Registration Statement	Incorporated by reference to the Registrant’s April 26, 2004 S-4 Filing

4.3	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant’s May 6, 2004 S-4/A Filing

4.4	Purchase Agreement dated as of October 10, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s October 17, 2007 Form 8-K

4.5	Indenture related to the 3.75% Senior Exchangeable Notes due 2012, dated as of October 16, 2007, among Rayonier TRS Holdings Inc., as issuer, Rayonier Inc., as guarantor, and The Bank of New York Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to the Registrant’s October 17, 2007 Form 8-K

4.6	Registration Rights Agreement, dated October 16, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named herein.	Incorporated by reference to Exhibit 4.3 to the Registrant’s October 17, 2007 Form 8-K

4.7	Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 4.4 to the Registrant’s October 17, 2007 Form 8-K

4.8	Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 4.5 to the Registrant’s October 17, 2007 Form 8-K

4.9	Issuer Warrant Transaction Confirmation dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC ,as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 4.6 to the Registrant’s October 17, 2007 Form 8-K

4.10	Issuer Warrant Transaction Confirmation dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant’s October 17, 2007 Form 8-K

Exhibit No.	Description	Location
4.11	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent.	Incorporated by reference to Exhibit 4.8 to the Registrant’s October 17, 2007 Form 8-K

4.12	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and JP Morgan Chase Bank, National Association, London Branch, as dealer.	Incorporated by reference to Exhibit 4.9 to the Registrant’s October 17, 2007 Form 8-K

10.1	Rayonier 1994 Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2006 Form 10-Q

10.2	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.3	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan), as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2007 Form 10-K

10.4	Rayonier Investment and Savings Plan for Salaried Employees*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.5	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001*	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002*	Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2003 Form 10-K

10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2003 Form 10-K

10.9	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003*	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2003 Form 10-K

10.10	Form of Indemnification Agreement between Rayonier Inc. and its Directors and Officers*	Incorporated by reference to Exhibit 10.10 to the Registrant’s December 31, 2006 Form 10-K

10.11	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2007 Form 10-K

10.12	First Amendment to Rayonier Inc. Excess Benefit Plan (as restated 12/31/07) dated February 23, 2009*	Filed herewith

10.13	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 1995 Form 10-K

10.14	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended*	Incorporated by reference to Exhibit 10.14 to the Registrant’s December 31, 2007 Form 10-K

10.15	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Appendix A to the Registrant’s March 31, 2008 Proxy Statement

10.16	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.17	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

10.18	Description of 2004 Rayonier Incentive Stock and Management Bonus Plan Performance Share Awards*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2003 Form 10-K

10.19	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Filed herewith

Exhibit No.	Description	Location

10.20	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant’s March 31, 2008 Proxy Statement

10.21	Split-Dollar Life Insurance Agreement dated June 22, 1994 between Rayonier Inc. and Ronald M. Gross*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 1994 Form 10-Q

10.22	Amendment to Split-Dollar Life Insurance Agreement, dated July 22, 1997*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1997 Form 10-K

10.23	Deferred Compensation / Supplemental Retirement Agreement dated June 28, 1994 between Rayonier Inc. and Ronald M. Gross*	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 1994 Form 10-Q

10.24	Amendment to Deferred Compensation / Supplemental Retirement Agreement, dated July 22, 1997*	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 1997 Form 10-K

10.25	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.26	Retention Agreement dated March 21, 2006 with Paul G. Boynton*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 24, 2006 Form 8-K

10.27	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.28	Description of Rayonier Key Executive Insurance Program f/k/a Rayonier Split-Dollar Life Insurance/Deferred Compensation Retention Benefit Program*	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2002 Form 10-K

10.29	Annual Corporate Bonus Program*	Filed herewith

10.30	Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests	Incorporated by reference to Exhibit 10.38 to the Registrant’s June 30, 2005 Form 10-Q

10.31	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant’s June 30, 2005 Form 10-Q

10.32	2009 Rayonier Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s December 17, 2008 Form 8-K

10.33	Five Year Revolving Credit Agreement among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Forest Resources, L.P. as borrowers, and the lenders and issuing banks from time to time parties thereto	Incorporated by reference to Exhibit 10.1 of the Registrant’s August 10, 2006 Form 8-K

10.34	Compensation Arrangement for Lee M. Thomas*	Incorporated by reference to the Registrant’s February 28, 2007 Form 8-K

12	Statements re computation of ratios	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan.