Form 10-Q
period 2009-03-31
RAYONIER INC
filed 2009-04-30
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐    NO  ☐

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

As of April 27, 2009, there were outstanding 78,991,988 Common Shares of the Registrant.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
SALES	$274,370	$275,123

Costs and Expenses
Cost of sales	219,392	202,408
Selling and general expenses	14,667	14,800
Other operating income, net	(3,259)	(1,622)

	230,800	215,586
OPERATING INCOME	43,570	59,537
Interest expense	(12,593)	(12,541)
Interest and miscellaneous income, net	74	1,417

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	31,051	48,413
Income tax expense	(5,227)	(9,675)

INCOME FROM CONTINUING OPERATIONS	25,824	38,738

DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax benefit (expense) of $502 and ($82)	97	960

NET INCOME	25,921	39,698

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(4,878)	4,097
Joint venture cash flow hedges	(2,350)	—
Amortization of pension and postretirement plans, net of income tax expense of $466 and $561	425	1,346

COMPREHENSIVE INCOME	$19,118	$45,141

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE
Continuing Operations	$0.33	$0.50
Discontinued Operations	—	0.01

Net Income	$0.33	$0.51

DILUTED EARNINGS PER SHARE
Continuing Operations	$0.33	$0.49
Discontinued Operations	—	0.01

Net Income	$0.33	$0.50

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,454	$61,685
Accounts receivable, less allowance for doubtful accounts of $991 and $1,130	71,896	72,549
Inventory
Finished goods	81,933	78,389
Work in process	8,248	7,412
Raw materials	11,935	8,400
Manufacturing and maintenance supplies	2,399	2,477

Total inventory	104,515	96,678
Other current assets	43,936	39,971
Assets held for sale (Note 2)	49,832	56,093

Total Current Assets	327,633	326,976

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,238,930	1,254,978
PROPERTY, PLANT AND EQUIPMENT
Land	25,086	24,432
Buildings	123,725	124,143
Machinery and equipment	1,252,385	1,243,911

Total property, plant and equipment	1,401,196	1,392,486
Less - accumulated depreciation	(1,047,388)	(1,041,779)

	353,808	350,707

OTHER ASSETS	148,934	149,202

TOTAL ASSETS	$2,069,305	$2,081,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$73,615	$70,011
Bank loans and current maturities	620	620
Accrued interest	13,668	4,202
Liabilities associated with assets held for sale (Note 2)	5,699	6,227
Current liabilities for dispositions and discontinued operations (Note 11)	8,400	8,214
Other current liabilities	65,990	73,677

Total Current Liabilities	167,992	162,951

LONG-TERM DEBT	748,033	746,591
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 11)	94,857	96,361
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 13)	121,688	121,440
OTHER NON-CURRENT LIABILITIES	14,914	15,583
COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 78,978,816 and 78,814,431 shares issued and outstanding	530,538	527,302
Retained earnings	496,382	509,931
Accumulated other comprehensive loss	(105,099)	(98,296)

TOTAL SHAREHOLDERS’ EQUITY	921,821	938,937

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,069,305	$2,081,863

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$25,921	$39,698
Non-cash items included in income:
Depreciation, depletion and amortization	38,519	33,503
Non-cash cost of real estate sold	3,490	2,566
Non-cash stock-based incentive compensation expense	4,338	3,729
Amortization of convertible debt discount	1,442	1,343
Deferred income tax (benefit) expense	(1,238)	3,296
Excess tax benefits on stock-based compensation	(68)	(954)
Other	2,231	1,411
Changes in operating assets and liabilities:
Receivables	(1,408)	941
Inventories	(6,470)	3,845
Accounts payable	(1,755)	2,684
Other current assets	(770)	77
Accrued liabilities	3,516	10,718
Other assets	(454)	(781)
Other non-current liabilities	(217)	(69)
Expenditures for dispositions and discontinued operations	(2,285)	(1,771)

CASH PROVIDED BY OPERATING ACTIVITIES	64,792	100,236

INVESTING ACTIVITIES
Capital expenditures	(29,828)	(31,831)
Purchase of timberlands	—	(19,567)
Change in restricted cash	(2,964)	10,013
Other	4,118	3,153

CASH USED FOR INVESTING ACTIVITIES	(28,674)	(38,232)

FINANCING ACTIVITIES
Issuance of debt	20,000	—
Repayment of debt	(20,000)	(55,000)
Dividends paid	(39,416)	(39,128)
Repurchase of common shares	(1,388)	(3,488)
Proceeds from the issuance of common shares	218	596
Excess tax benefits on stock-based compensation	68	954

CASH USED FOR FINANCING ACTIVITIES	(40,518)	(96,066)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	169	(150)

CASH AND CASH EQUIVALENTS
Decrease in cash and cash equivalents	(4,231)	(34,212)
Balance, beginning of year	61,685	181,081

Balance, end of period	$57,454	$146,869

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period:
Interest	$1,217	$641

Income taxes	$729	$(262)

Non-cash investing activity:
Capital assets purchased on account	$14,034	$14,037

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or “the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements and notes reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of SFAS 161 effective January 1, 2009. See Note 8 – Financial Instruments for the Company’s disclosures about its derivative instruments and hedging activities.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The Company adopted FSP APB 14-1 on January 1, 2009 and retrospectively applied the fair value of the equity component net of accumulated amortization in 2007 and 2008. The adoption of FSP APB 14-1 resulted in the recognition of a $23.7 million debt discount, an $8.7 million deferred tax liability and a $15.0 million increase to shareholders’ equity, net of income taxes as of December 31, 2008. The Company recorded additional interest expense, net of tax benefits, related to the amortization of the debt discount of $0.9 million, or $.01 per diluted share, in both the three months ended March 31, 2009 and 2008, and $3.5 million and $0.7 million during the years ended 2008 and 2007, respectively. See Note 14 – Convertible Debt for additional information on the Company’s convertible debt.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP amends SFAS No. 132(R) to require disclosure of investment policies, strategies, categories of plan assets and information about the fair value measurements of plan assets of a defined pension or other postretirement plan. The disclosures are effective for fiscal years ending after December 15, 2009.

2.	ASSETS HELD FOR SALE

The Company holds a 40 percent interest in a joint venture (“JV”) that owns or leases approximately 329,000 acres of New Zealand timberlands. In addition to the investment, Rayonier New Zealand Limited (“RNZL”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business. Rayonier’s Board of Directors approved a plan to offer to sell the Company’s 40 percent interest in the JV as well as the operations of RNZL. Collectively, the Company’s JV interest and RNZL operations qualify as a component of an entity under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the operating results of the JV and RNZL have been segregated from continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations for all periods presented. The assets and liabilities are classified as “Assets held for sale” and “Liabilities associated with assets held for sale” in the Condensed Consolidated Balance Sheets. The JV and the related management activities performed by RNZL were previously reported in the Timber segment while the log trading operations of RNZL were reported in Other for segment purposes.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

Operating results of the discontinued operations are summarized below:

	Three Months Ended March 31,
	2009	2008
Sales	$5,015	$9,070
Equity in (loss) income of New Zealand JV	(1,237)	972
Operating (loss) income	(405)	1,042
Income tax benefit (expense)	502	(82)
Net income from discontinued operations	97	960

The assets and liabilities of discontinued operations are summarized below:

	March 31, 2009	December 31, 2008
Assets
Accounts receivable, net	$10,010	$7,373
Other current assets	699	767
Property and equipment, net	82	102
Other assets	4,849	4,901
Investment in JV	34,192	42,950

Total assets held for sale	$49,832	$56,093

Liabilities
Accounts payable	$689	$702
Other current liabilities	1,107	2,247
Deferred tax liability	3,903	3,278

Total liabilities associated with assets held for sale	$5,699	$6,227

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

3.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2009	2008
Income from continuing operations	$25,824	$38,738
Income from discontinued operations	97	960

Net income (1)	$25,921	$39,698

Shares used for determining basic earnings per common share	78,806,973	78,254,220
Dilutive effect of:
Stock options	221,962	705,050
Performance and restricted shares	243,542	253,017

Shares used for determining diluted earnings per common share	79,272,477	79,212,287

Basic earnings per common share:
Continuing operations	$0.33	$0.50
Discontinued operations	—	0.01

Net income (1)	$0.33	$0.51

Diluted earnings per common share:
Continuing operations	$0.33	$0.49
Discontinued operations	—	0.01

Net income (1)	$0.33	$0.50

(1)	2008 has been restated as a result of adopting FSP APB 14-1. See Note 1 – Basis of Presentation and New Accounting Pronouncements.

4.	INCOME TAXES

Rayonier is a real estate investment trust (“REIT”). In general, only the Company’s taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualified activities, are subject to U.S. federal and state corporate income taxes. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held by the Company upon REIT election at January 1, 2004) on taxable sales of such built-in gain property during the first 10 years following the election to be taxed as a REIT. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on income from taxable REIT subsidiary operations and on certain property sales.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

Provision for Income Taxes from Continuing Operations

The following tables reconcile the Company’s income tax provision at the U.S. statutory tax rate to the reported provision and effective tax rate (dollars in millions):

	Three months ended March 31,
	2009	%	2008	%
Income tax provision at U.S. statutory rate	$(10.9)	(35.0)	$(16.9)	(35.0)
REIT income not subject to federal tax	4.6	14.7	7.3	15.1
Permanent differences/other	0.3	0.9	(0.4)	(0.6)

Income tax provision before discrete items	$(6.0)	(19.4)	$(10.0)	(20.5)
Other adjustments	0.8	2.6	0.3	0.5

Income tax expense as reported	$(5.2)	(16.8)	$(9.7)	(20.0)

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and like-kind exchange (“LKE”) transactions. The effective rate from continuing operations before discrete items was comparable to the prior period.

FIN 48 Disclosures

There were no significant changes to the Company’s uncertain tax positions in the first quarter of 2009. For a detail of the Company’s uncertain tax positions refer to Note 9 – Income Taxes in the 2008 Annual Report on Form 10-K.

5.	RESTRICTED DEPOSITS

For certain real estate sales to qualify for LKE treatment, the sales proceeds must be deposited with a third party intermediary and accounted for as restricted cash until qualifying replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company and reclassified as cash after 180 days. As of March 31, 2009 and December 31, 2008, the Company had $4.5 million and $1.5 million, respectively, of proceeds from real estate sales classified as restricted cash in Other assets, which were on deposit with an LKE intermediary.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

6.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the three months ended March 31, 2009 and the year ended December 31, 2008 is shown below (share amounts not in thousands):

				Accumulated Other Comprehensive Income (Loss)
	Common Shares		Retained Earnings (1)		Shareholders’ Equity
	Shares	Amount (1)
Balance, December 31, 2007	78,216,696	$506,650	$518,618	$(25,638)	$999,630
Net income	—	—	148,583	—	148,583
Dividends ($2.00 per share)	—	—	(157,270)	—	(157,270)
Issuance of shares under incentive stock plans	690,031	8,265	—	—	8,265
Stock-based compensation	—	13,344	—	—	13,344
Excess tax benefit on stock-based compensation	—	3,248	—	—	3,248
Repurchase of common shares	(92,296)	(3,979)	—	—	(3,979)
Net loss from pension and postretirement plans	—	—	—	(65,527)	(65,527)
Retiree medical benefit plan amendment	—	—	—	16,377	16,377
Foreign currency translation adjustment	—	—	—	(23,508)	(23,508)
Other	—	(226)	—	—	(226)

Balance, December 31, 2008	78,814,431	$527,302	$509,931	$(98,296)	$938,937
Net income	—	—	25,921	—	25,921
Dividends ($.50 per share)	—	—	(39,470)	—	(39,470)
Issuance of shares under incentive stock plans	213,747	218	—	—	218
Stock-based compensation	—	4,338	—	—	4,338
Excess tax benefit on stock-based compensation	—	68	—	—	68
Repurchase of common shares	(49,362)	(1,388)	—	—	(1,388)
Amortization of pension and postretirement plans	—	—	—	425	425
Foreign currency translation adjustment	—	—	—	(4,878)	(4,878)
Joint venture cash flow hedges	—	—	—	(2,350)	(2,350)

Balance, March 31, 2009	$78,978,816	$530,538	$496,382	$(105,099)	$921,821

(1)	Restated as a result of adopting FSP APB 14-1. See Note 1 – Basis of Presentation and New Accounting Pronouncements.

7.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels under contract previously in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are combined and reported in “Other Operations.” Sales between operating segments are made based on fair market value and intercompany profit or loss is eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Operating income (loss) as presented in the Condensed Consolidated Statements of Income and Comprehensive Income, is equal to segment income (loss). Certain income (loss) items in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains (losses) from certain asset dispositions, interest income (expense), miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	March 31, 2009	December 31, 2008
ASSETS
Timber	$1,279,221	$1,277,825
Real Estate	76,976	73,021
Performance Fibers	508,977	495,659
Wood Products	25,342	26,573
Other Operations	18,478	19,056
Assets Held for Sale	49,832	56,093
Corporate and other	110,479	133,636

TOTAL	$2,069,305	$2,081,863

	Three Months Ended March 31,
	2009	2008
SALES
Timber	$33,177	$44,701
Real Estate	26,593	29,351
Performance Fibers	203,635	174,926
Wood Products	11,752	18,912
Other Operations	2,433	7,233
Intersegment Eliminations	(3,220)	—

TOTAL	$274,370	$275,123

	Three Months Ended March 31,
	2009	2008
OPERATING INCOME (LOSS)
Timber	$(1,156)	$10,802
Real Estate	14,413	21,768
Performance Fibers	40,849	37,056
Wood Products	(3,573)	(2,544)
Other Operations	(46)	(313)
Corporate and other	(6,917)	(7,232)

TOTAL	$43,570	$59,537

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended
	March 31,
	2009	2008
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber	$17,436	$18,067
Real Estate	5,389	2,695
Performance Fibers	14,288	11,164
Wood Products	1,218	1,444
Other Operations	1	8
Corporate and other	187	125

TOTAL	$38,519	$33,503

8.	FINANCIAL INSTRUMENTS

Commodity Swap Agreements

The Company enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The forward contracts partially mitigate the risk of a change in Performance Fibers’ margins resulting from an increase or decrease in fuel oil and natural gas prices. At March 31, 2009, the Company had hedges through the end of 2009 on 68,400 gallons of fuel oil. The Company’s commodity forward contracts do not qualify for hedge accounting under SFAS 133 and instead are required to be marked-to-market. The mark-to-market adjustments are recorded in “Other operating income, net.”

The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Condensed Consolidated Balance Sheets:

		Fair Value at:
Derivatives not designated as hedging instruments under SFAS 133	Balance Sheet Location	March 31, 2009	December 31, 2008
Fuel oil contracts	Other current liabilities	$(2,135)	$(3,825)

The following table presents the impact of derivative instruments and their location within the Condensed Consolidated Statement of Income and Comprehensive Income:

		Three Months Ended
Derivatives not designated as hedging instruments under SFAS 133	Location of Gain or (Loss) recognized in income	March 31,
		2009	2008
Fuel oil contracts	Other operating income, net	$337	$243

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

9.	FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Asset (liability)	Carrying Value at March 31, 2009	Level 2

Commodity swap agreements	$(2,135)	$(2,135)
Investment in QSPE	2,757	2,757

10.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs and state and foreign governmental agencies. As of March 31, 2009, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$45,069	$39,247
Guarantees (2)	4,483	63
Surety bonds (3)	10,863	1,982

Total	$60,415	$41,292

(1)

Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letter of credit supports obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2009, and will be renewed as required.

(2)

In conjunction with RNZL’s sale of timberlands to the New Zealand JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaults on the bond, the Company would then have to perform. As of March 31, 2009, two annual payments, of $1.0 million each, remain. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At March 31, 2009 and December 31, 2008, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in Washington and Georgia. These surety bonds expire at various dates during 2009 and 2010, and are renewed as required.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

11.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

An analysis of activity in the liabilities for dispositions and discontinued operations for the three months ended March 31, 2009 and the year ended December 31, 2008, is as follows:

	March 31, 2009	December 31, 2008
Balance, January 1,	$104,575	$113,685
Expenditures charged to liabilities	(2,285)	(7,660)
Increase (reduction) to liabilities	967	(1,450)

Balance, end of period	103,257	104,575
Less: Current portion	(8,400)	(8,214)

Non-current portion	$94,857	$96,361

The Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of March 31, 2009, this amount could range up to $32 million and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or improved environmental remediation technologies, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

For additional information on the Company’s environmental liabilities refer to Note 15—Liabilities for Dispositions and Discontinued Operations, in the 2008 Annual Report on Form 10-K.

12.	CONTINGENCIES

From time to time, Rayonier becomes subject to pending and threatened litigation and environmental and other matters. For additional information refer to Note 16—Contingencies in the 2008 Annual Report on Form 10-K.

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

The Company has four qualified non-contributory defined benefit pension plans covering a majority of its employees and an unfunded pension plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The net periodic benefit costs for the Company’s pension and postretirement plans (medical and life insurance) are shown in the following table:

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$1,842	$1,586	$90	$164
Interest cost	4,349	3,824	301	628
Expected return on plan assets	(5,291)	(4,817)	—	—
Amortization of prior service cost	354	329	22	179
Amortization of plan amendment	—	—	(2,392)	—
Amortization of losses	1,349	1,118	1,558	281

Net periodic benefit cost	$2,603	$2,040	$(421)	$1,252

The Company made no pension contributions in the first quarter of 2009. The Company is required to make pension contributions of approximately $8 million in 2009, but may elect to make additional discretionary contributions.

14.	CONVERTIBLE DEBT

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

The purchased hedge and sold warrants are not part of the terms of the notes and will not affect the note holders’ rights. Likewise, the note holders will not have any rights with respect to the hedge or the warrants. The purchased hedge and the sold warrants meet the definition of derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. However, because these instruments have been determined to be indexed to the Company’s own stock in accordance with EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, and have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheet (as determined under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), the instruments meet the scope exception of SFAS No. 133 and are not subject to the mark-to-market provisions of that standard.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The amounts related to the convertible debt in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2009	December 31, 2008
Liabilities:
Principal amount of debt	$300,000	$300,000
Unamortized discount	(22,306)	(23,748)

Net carrying amount of debt	$277,694	$276,252

Equity:
Common stock	$19,243	$19,243

The unamortized discount will be amortized through October 2012.

The amount of interest related to the convertible debt recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended
	March 31,
	2009	2008
Contractual interest coupon	$2,813	$2,813
Amortization of debt discount	1,442	1,343

Total interest expense recognized	$4,255	$4,156

The effective interest rate on the liability component for the three months ended March 31, 2009 and 2008 was 6.21%.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following:

	March 31, 2009	December 31, 2008
Foreign currency translation adjustments	$5,911	$10,789
Joint venture cash flow hedges	(2,350)	—
Unrecognized components of employee benefit plans, net of tax	(108,660)	(109,085)

Total	$(105,099)	$(98,296)

During the three months ended March 31, 2009, the decrease in net foreign currency translation adjustments was due to the weakening of the New Zealand dollar against the U.S. dollar.

16.	SUBSEQUENT EVENT

On April 8, 2009, Rayonier received notification from the Internal Revenue Service that its application for registration as an alternative fuel mixer had been approved. As a result, the Company expects to be eligible for a tax credit equal to $0.50 per gallon of black or red liquor (biomass-based fuels generated as part of the pulping process) burned as part of an alternative fuel mixture used at its Performance Fibers mills from January 19, 2009 through the expiration of the tax credit, currently December 31, 2009. The Company believes that approximately $40 million in tax credits were generated in the first quarter of 2009, which will be recognized in the second quarter 2009 financial statements. Through the date of this filing, the Company believes that approximately $60 million in tax credits have been generated in 2009. Starting in the second quarter, credits will be recognized in the period they are earned.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

17.	CONSOLIDATING FINANCIAL STATEMENTS

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended March 31, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$232,660	$51,216	$(9,506)	$274,370

Costs and Expenses
Cost of sales	—	—	195,263	34,543	(10,414)	219,392
Selling and general expenses	2,489	—	11,336	842	—	14,667
Other operating income, net	(105)	—	(815)	(2,339)	—	(3,259)

OPERATING (LOSS) INCOME	(2,384)	—	26,876	18,170	908	43,570
Interest expense	(110)	(4,607)	(6,718)	(1,158)	—	(12,593)
Interest and miscellaneous income, net	795	(773)	(1,202)	1,283	(29)	74
Equity in income from subsidiaries	29,459	13,705	—	—	(43,164)	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27,760	8,325	18,956	18,295	(42,285)	31,051
Income tax (expense) benefit	(1,090)	1,964	(6,101)	—	—	(5,227)

INCOME FROM CONTINUING OPERATIONS	26,670	10,289	12,855	18,295	(42,285)	25,824
DISCONTINUED OPERATIONS, NET
(Loss) Income on discontinued operations, net of tax	(753)	—	850	—	—	97

NET INCOME	$25,917	$10,289	$13,705	$18,295	$(42,285)	$25,921

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended March 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$219,776	$92,692	$(37,345)	$275,123

Costs and Expenses
Cost of sales	—	—	180,111	33,756	(11,459)	202,408
Selling and general expenses	2,526	—	11,520	754	—	14,800
Other operating (income) expense, net	(202)	—	359	(1,779)	—	(1,622)

OPERATING (LOSS) INCOME	(2,324)	—	27,786	59,961	(25,886)	59,537
Interest expense	536	(4,482)	(6,616)	(1,979)	—	(12,541)
Interest and miscellaneous income, net	887	(773)	(51)	1,354	—	1,417
Equity in income from subsidiaries	40,105	9,952	—	—	(50,057)	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	39,204	4,697	21,119	59,336	(75,943)	48,413
Income tax (expense) benefit	(529)	1,957	(11,103)	—	—	(9,675)

INCOME FROM CONTINUING OPERATIONS	38,675	6,654	10,016	59,336	(75,943)	38,738
DISCONTINUED OPERATIONS, NET
Income (loss) on discontinued operations, net of tax	1,024	—	(64)	—	—	960

NET INCOME	$39,699	$6,654	$9,952	$59,336	$(75,943)	$39,698

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,695	$—	$30,196	$25,563	$—	$57,454
Accounts receivable, less allowance for doubtful accounts	—	—	68,306	3,590	—	71,896
Inventory	—	—	109,274	—	(4,759)	104,515
Intercompany interest receivable	—	—	—	1,261	(1,261)	—
Other current assets	3,677	—	36,714	3,545	—	43,936
Assets held for sale	54,188	—	(4,356)	—	—	49,832

Total current assets	59,560	—	240,134	33,959	(6,020)	327,633

TIMBER AND TIMBERLANDS NET OF DEPLETION AND AMORTIZATION	1,807	—	90,139	1,146,984	—	1,238,930
NET PROPERTY, PLANT AND EQUIPMENT	1,975	—	349,763	1,474	596	353,808
INVESTMENT IN SUBSIDIARIES	983,850	476,833	—	—	(1,460,683)	—
INTERCOMPANY/NOTES RECEIVABLE	7,850	—	—	1,573	(9,423)	—
OTHER ASSETS	23,794	5,860	513,104	9,064	(402,888)	148,934

TOTAL ASSETS	$1,078,836	$482,693	$1,193,140	$1,193,054	$(1,878,418)	$2,069,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,501	$—	$69,326	$1,788	$—	$73,615
Bank loans and current maturities	—	—	620	—	—	620
Accrued interest	812	5,188	6,542	1,126	—	13,668
Liabilities associated with assets held for sale	53	—	5,646	—	—	5,699
Current liabilities for dispositions and discontinued operations	—	—	8,400	—	—	8,400
Other current liabilities	10,827	—	41,410	13,753	—	65,990

Total current liabilities	14,193	5,188	131,944	16,667	—	167,992

LONG-TERM DEBT	20,000	277,694	397,760	52,579	—	748,033
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	94,857	—	—	94,857
PENSION AND OTHER POSTRETIREMENT BENEFITS	87,893	—	33,795	—	—	121,688
OTHER NON-CURRENT LIABILITIES	11,650	—	2,569	23,629	(22,934)	14,914
INTERCOMPANY PAYABLE	23,279	—	55,382	5,502	(84,163)	—

TOTAL LIABILITIES	157,015	282,882	716,307	98,377	(107,097)	1,147,484

TOTAL SHAREHOLDERS’ EQUITY	921,821	199,811	476,833	1,094,677	(1,771,321)	921,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,078,836	$482,693	$1,193,140	$1,193,054	$(1,878,418)	$2,069,305

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,741	$—	$47,082	$4,862	$—	$61,685
Accounts receivable, less allowance for doubtful accounts	—	—	69,151	3,398	—	72,549
Inventory	—	—	102,746	—	(6,068)	96,678
Intercompany interest receivable	—	—	—	1,772	(1,772)	—
Other current assets	5,766	—	29,820	4,385	—	39,971
Assets held for sale	63,046	—	(6,953)	—	—	56,093

Total current assets	78,553	—	241,846	14,417	(7,840)	326,976

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,807	—	92,189	1,160,982	—	1,254,978
NET PROPERTY, PLANT AND EQUIPMENT	2,151	—	347,108	1,448	—	350,707
INVESTMENT IN SUBSIDIARIES	990,391	482,206	—	—	(1,472,597)	—
INTERCOMPANY/NOTES RECEIVABLE	26,673	—	25,250	6,744	(58,667)	—
OTHER ASSETS	24,223	6,265	508,153	5,891	(395,330)	149,202

TOTAL ASSETS	$1,123,798	$488,471	$1,214,546	$1,189,482	$(1,934,434)	$2,081,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,943	$—	$66,149	$919	$—	$70,011
Bank loans and current maturities	—	—	620	—	—	620
Accrued interest	781	2,375	1,046	—	—	4,202
Liabilities associated with assets held for sale	53	—	6,174	—	—	6,227
Current liabilities for dispositions and discontinued operations	—	—	8,214	—	—	8,214
Other current liabilities	15,297	(9,833)	52,148	16,065	—	73,677

Total current liabilities	19,074	(7,458)	134,351	16,984	—	162,951

LONG-TERM DEBT	20,000	276,252	397,760	52,579	—	746,591
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	96,361	—	—	96,361
PENSION AND OTHER POSTRETIREMENT BENEFITS	87,562	—	33,878	—	—	121,440
OTHER NON-CURRENT LIABILITIES	12,363	—	2,512	17,110	(16,402)	15,583
INTERCOMPANY PAYABLE	45,862	—	67,478	5,502	(118,842)	—

TOTAL LIABILITIES	184,861	268,794	732,340	92,175	(135,244)	1,142,926

TOTAL SHAREHOLDERS’ EQUITY	938,937	219,677	482,206	1,097,307	(1,799,190)	938,937

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,123,798	$488,471	$1,214,546	$1,189,482	$(1,934,434)	$2,081,863

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$32,543	$15,000	$14,702	$56,915	$(54,368)	$64,792

INVESTING ACTIVITIES
Capital expenditures	(3)	—	(20,153)	(9,672)	—	(29,828)
Purchase of timberlands	—	—	—	(2,594)	2,594	—
Change in restricted cash	—	—	—	(2,964)	—	(2,964)
Other	—	—	4,102	16	—	4,118

CASH USED FOR INVESTING ACTIVITIES	(3)	—	(16,051)	(15,214)	2,594	(28,674)

FINANCING ACTIVITIES
Issuance of debt	—	—	—	20,000	—	20,000
Repayment of debt	—	—	—	(20,000)	—	(20,000)
Dividends paid	(39,416)	—	—	—	—	(39,416)
Issuance of common shares	218	—	—	—	—	218
Excess tax benefits on stock-based compensation	—	—	68	—	—	68
Repurchase of common shares	(1,388)	—	—	—	—	(1,388)
Distributions to / from Parent	—	(15,000)	(15,774)	(21,000)	51,774	—

CASH USED FOR FINANCING ACTIVITIES	(40,586)	(15,000)	(15,706)	(21,000)	51,774	(40,518)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	169	—	—	169

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(8,046)	—	(16,886)	20,701	—	(4,231)
Balance, beginning of year	9,741	—	47,082	4,862	—	61,685

Balance, end of period	$1,695	$—	$30,196	$25,563	$—	$57,454

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non-guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$22,503	$29,167	$18,775	$89,791	$(60,000)	$100,236

INVESTING ACTIVITIES
Capital expenditures	—	—	(22,321)	(9,510)	—	(31,831)
Purchase of timberlands	—	—	(3,857)	(15,710)	—	(19,567)
Change in restricted cash	—	—	—	10,013	—	10,013
Investment In Subsidiaries	—	833	—	—	(833)	—
Other	—	—	3,883	(730)	—	3,153

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	833	(22,295)	(15,937)	(833)	(38,232)

FINANCING ACTIVITIES
Repayment of debt	—	—	—	(55,000)	—	(55,000)
Dividends paid	(39,128)	—	—	—	—	(39,128)
Issuance of common shares	596	—	—	—	—	596
Excess tax benefits on stock-based compensation	—	—	954	—	—	954
Repurchase of common shares	(3,488)	—	—	—	—	(3,488)
Repayment of intercompany	15,000	—	—	(15,000)	—	—
Distributions to / from Parent	—	(30,000)	(30,833)	—	60,833	—

CASH USED FOR FINANCING ACTIVITIES	(27,020)	(30,000)	(29,879)	(70,000)	60,833	(96,066)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(150)	—	—	(150)

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(4,517)	—	(33,549)	3,854	—	(34,212)
Balance, beginning of year	4,211	—	173,029	3,841	—	181,081

Balance, end of period	$(306)	$—	$139,480	$7,695	$—	$146,869

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Condensed Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors which may affect our future results. Our MD&A should be read in conjunction with our 2008 Annual Report on Form 10-K.

Forward - Looking Statements

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier’s future financial and operational performance, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “anticipate” and other similar language.

Forward looking statements are subject to future events, risks and uncertainties - many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate estimates, assumptions and judgments by us that could cause actual results to differ materially from results contemplated by our forward-looking statements. Some of these events, risks and uncertainties are set forth in Item 1A – Risk Factors in our 2008 Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements.

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report on Form 10-K.

Segments

We are a leading international forest products company primarily engaged in activities associated with timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. We operate in four reportable business segments: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales currently include the sale of all properties, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and certain parcels previously reported in the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. Our remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are combined and reported in an “Other” category.

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

In August 2008, the New Zealand joint venture decided to offer the business for sale and this process is ongoing. Accordingly, we classified our interest in the joint venture as held for sale and its operations are shown as discontinued operations (see Note 2—Assets Held for Sale). These operations were previously included in the Timber and Other segments. The Timber and Other segments shown below have been restated to exclude the New Zealand operations. See Note 7 – Segment Information, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for additional information regarding segment reporting.

Results of Operations, Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Financial Information (in millions)	Three Months Ended March 31,
	2009	2008
Sales
Timber	$33.2	$44.7
Real Estate
Development	0.2	0.8
Rural	3.8	23.9
Non-Strategic Timberlands	22.6	4.7

Total Real Estate	26.6	29.4

Performance Fibers
Cellulose Specialties	156.7	132.7
Absorbent Materials	46.9	42.2

Total Performance Fibers	203.6	174.9

Wood Products	11.8	18.9
Other operations	2.4	7.2
Intersegment Eliminations	(3.2)	—

Total Sales	$274.4	$275.1

Operating Income (Loss)
Timber	$(1.2)	$10.8
Real Estate	14.4	21.8
Performance Fibers	40.8	37.1
Wood Products	(3.6)	(2.5)
Other operations	—	(0.3)
Corporate and other	(6.8)	(7.4)

Total Operating Income	43.6	59.5
Interest expense	(12.6)	(12.5)
Interest and miscellaneous income, net	—	1.4
Income tax expense	(5.2)	(9.7)

Income from Continuing Operations	25.8	38.7

Discontinued Operations, Net	0.1	1.0

Net Income	$25.9	$39.7

Diluted Earnings Per Share from Continuing Operations	$0.33	$0.49

TIMBER

Sales (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	2009
Three months ended March 31,
Eastern	$24.1	$(5.2)	$5.0	$23.9
Western	20.6	(3.7)	(7.6)	9.3

Total Sales	$44.7	$(8.9)	$(2.6)	$33.2

Operating Income (Loss) (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	Cost/Other	2009
Three months ended March 31,
Eastern	$2.5	$(5.2)	$0.2	$5.5	$3.0
Western	8.6	(3.7)	(5.1)	(3.7)	(3.9)
Other	(0.3)	—	—	—	(0.3)

Total Operating Income (Loss)	$10.8	$(8.9)	$(4.9)	$1.8	$(1.2)

Sales and operating income declined $12 million from first quarter 2008. In the Eastern region, sales were comparable to the prior year period reflecting a 20 percent increase in sales volumes, offset by a 17 percent decline in prices due to weak demand and a sales mix shift from sawtimber to pulpwood. Operating income also benefited from lower depletion expense due to sales mix.

In the Western region, sales and operating income were down from the prior year period as weak demand due to sawmill curtailments continued to negatively impact prices and volumes. Average Western region prices declined 22 percent and volumes declined 44 percent compared to the prior year period. Operating income was further impacted by higher depletion costs from a second quarter 2008 timberland acquisition.

Based on current conditions, the Company expects to operate at reduced harvest levels, particularly in the Northwest.

REAL ESTATE

Sales (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	2009
Three months ended March 31,
Development	$0.8	$—	$(0.6)	$0.2
Rural	23.9	(1.2)	(18.9)	3.8
Non-Strategic Timberlands	4.7	0.5	17.4	22.6

Total Sales	$29.4	$(0.7)	$(2.1)	$26.6

Operating Income (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	Cost	2009
Three months ended March 31,
Total Operating Income	$21.8	$(0.7)	$(4.7)	$(2.0)	$14.4

In first quarter 2009, sales and operating income declined from first quarter 2008 as lower rural property volumes and prices were only partially offset by a 15,000 acre increase in non-strategic timberland sales at per acre pricing comparable to the prior year period.

PERFORMANCE FIBERS

Sales (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	2009
Three months ended March 31,
Cellulose Specialties	$132.7	$23.0	$1.0	$156.7
Absorbent Materials	42.2	(1.4)	6.1	46.9

Total Sales	$174.9	$21.6	$7.1	$203.6

In first quarter 2009, cellulose specialty prices increased 17 percent due to continued strong demand while absorbent material prices declined 3 percent as a result of softening fluff demand. Sales volumes increased 1 percent and 16 percent for cellulose specialties and absorbent materials, respectively. First quarter 2008 absorbent material volumes were impacted by unplanned maintenance outages.

Operating Income (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	Costs	2009
Three months ended March 31,
Total Operating Income	$37.1	$21.6	$1.0	$(18.9)	$40.8

Performance Fibers operating income was $4 million higher than the prior year period as higher prices, improved volumes and lower maintenance costs were largely offset by higher caustic costs.

WOOD PRODUCTS

Sales (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	2009
Three months ended March 31,
Total Sales	$18.9	$(1.7)	$(5.4)	$11.8

In first quarter 2009, wood products sales were $7 million below the prior year period due to lower volumes and prices resulting from the weak housing market. Based on current conditions, we are operating below capacity at two of our mills and expect to continue at these levels until market conditions improve.

Operating Loss (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	Costs	2009
Three months ended March 31,
Total Operating Loss	$(2.5)	$(1.7)	$—	$0.6	$(3.6)

Wood Products operating results declined $1 million as lower prices were partially offset by improved wood costs.

OTHER OPERATIONS

First quarter sales of $2 million were $5 million below the prior year period due to reduced log trading activity, while operating results improved slightly to breakeven.

Corporate and Other Expenses

Corporate and other expenses improved by $1 million from the prior year period due to general cost reductions.

Interest Expense and Miscellaneous Income, Net

Interest and other, net increased $1 million from first quarter 2008 due to higher average net debt balances.

Income Tax Expense

The first quarter effective tax rate from continuing operations before discrete items of 19.4 percent was comparable to the prior period rate of 20.5 percent. Including discrete items, the first quarter 2009 effective tax rate from continuing operations was 16.8 percent compared to 20.0 percent in the prior year period. See Note 4 – Income Taxes for additional information.

Outlook

We expect to generate solid cash flows well in excess of our $2.00 per share dividend in 2009, despite the difficult economy. Our conservative debt levels, manageable debt maturities and strong balance sheet provide significant operating flexibility.

We expect that the weak housing market will continue to negatively impact our timber businesses, particularly in the Northwest, and anticipate holding even more volume off the market. In Real Estate, we expect steady demand for our rural and non-strategic timberlands. Performance Fibers earnings are expected to remain strong and in line with 2008.

Employee Relations

In March 2009, new collective bargaining agreements were approved by the four unions representing approximately 700 employees at our Jesup mill. The new agreements run through June 2012. See Item 1 – Business in the 2008 Annual Report on Form 10-K for more information on employee relations.

Liquidity and Capital Resources

Historically, our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality and seasonality in working capital needs and long-term debt has been used to fund major acquisitions. While we have no major debt coming due until December 31, 2009 when $122 million in installment notes will mature, the current turmoil in the financial markets may impact our ability to obtain, and may increase the costs of, short-term and long-term borrowings. We anticipate refinancing these notes by accessing the corporate debt markets, or by borrowing under our revolving bank facility which has $145 million of capacity as of March 31, 2009.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of March 31,	As of December 31,
	2009	2008
Cash and cash equivalents (1)	$57	$62
Total debt (2)	749	747
Shareholders’ equity (2)	922	939
Total capitalization (total debt plus equity) (2)	1,671	1,686
Debt to capital ratio (2)	45%	44%

(1)	Cash and cash equivalents consisted primarily of marketable securities with original maturities of 90 days or less.
(2)	Restated as a result of adopting FSP APB 14-1. See Note 1 – Basis of Presentation and New Accounting Pronouncements.

Cash Provided by Operating Activities (in millions of dollars)

	2009	2008	Decrease
Three months ended March 31,	$65	$100	$35

Cash provided by operating activities decreased $35 million primarily from lower earnings and higher working capital requirements due to higher inventory levels, increased inventory costs and the timing of payments.

Cash Used for Investing Activities (in millions of dollars)

	2009	2008	Decrease
Three months ended March 31,	$29	$38	$9

Cash used for investing activities decreased primarily due to the absence of any timberland acquisitions in 2009 compared to the purchase of $20 million of timberlands in 2008, partially offset by changes in restricted cash during the comparable quarters.

Cash Used for Financing Activities (in millions of dollars)

	2009	2008	Decrease
Three months ended March 31,	$41	$96	$55

Cash used for financing activities primarily decreased due to the repayment of $55 million in outstanding debt in 2008 compared to net repayments of $0 in 2009.

Expected 2009 Expenditures

We made no pension contributions in the first quarter of 2009. We have mandatory pension contributions of approximately $8 million due in 2009, although we may elect to make additional discretionary contributions. Income tax payments totaled approximately $0.7 million in the first quarter of 2009 compared to refunds of $0.3 million in the first quarter of 2008. We expect net tax payments to be $6 million for full year 2009, compared to $13 million for full year 2008. We do not expect to make any federal income tax payments related to our 2009 TRS operations as we anticipate offsetting the TRS federal income tax liability with alternative fuel tax credits. See Note 16 – Subsequent Event for additional information. Capital expenditures in 2009 are forecasted to be between $85 million and $88 million. Environmental expenditures related to dispositions and discontinued operations were $2 million for the three months ended March 31, 2009. Full year expenditures of $8 million are anticipated.

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

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended
	March 31,
	2009	2008
Cash provided by operating activities	$64.8	$100.2
Non-cash cost of real estate sold	(3.5)	(2.6)
Income tax expense	4.7	9.8
Interest, net	12.5	11.1
Other balance sheet changes	3.2	(24.6)

EBITDA	$81.7	$93.9

EBITDA is a non-GAAP measure of operating cash generating capacity. For the three months ended March 31, 2009, EBITDA was $12 million below the prior year period primarily due to lower operating results in our Timber and Real Estate segments, offset in part by higher Performance Fibers results.

A non-cash expense critical to the economics of both our Timber and Real Estate core businesses is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the three months ended March 31, 2009 and 2008 totaled $85 million and $97 million, respectively.

EBITDA is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment was as follows (millions of dollars):

	Three Months Ended
	March 31,
	2009	2008
EBITDA by Segment
Timber	$15.1	$30.1
Real Estate	19.8	24.4
Performance Fibers	55.1	48.2
Wood Products	(2.4)	(1.1)
Other Operations	0.7	(0.6)
Corporate and other	(6.6)	(7.1)

Total	$81.7	$93.9

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment (millions of dollars):

		Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended March 31, 2009
Cash provided by operating activities		$14.2	$21.5	$42.2	$(2.8)	$(3.0)	$(7.3)	$64.8
Less:	Non-cash cost basis of real estate sold	—	(3.5)	—	—	—	—	(3.5)
Add:	Income tax expense	—	—	—	—	—	4.7	4.7
	Interest, net	—	—	—	—	—	12.5	12.5
	Other balance sheet changes	0.9	1.8	12.9	0.4	3.7	(16.5)	3.2

EBITDA		$15.1	$19.8	$55.1	$(2.4)	$0.7	$(6.6)	$81.7

Three Months Ended March 31, 2008
Cash provided by operating activities		$26.5	$26.2	$58.3	$(4.0)	$2.2	$(9.0)	$100.2
Less:	Non-cash cost basis of real estate sold	—	(2.6)	—	—	—	—	(2.6)
Add:	Income tax expense	—	—	—	—	—	9.8	9.8
	Interest, net	—	—	—	—	—	11.1	11.1
	Other balance sheet changes	3.6	0.8	(10.1)	2.9	(2.8)	(19.0)	(24.6)

EBITDA		$30.1	$24.4	$48.2	$(1.1)	$(0.6)	$(7.1)	$93.9

Adjusted CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchasing common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing LKE tax benefits). We define Cash Available for Distribution (“CAD”) as Cash Provided by Operating Activities adjusted for capital spending, the tax benefits associated with certain strategic acquisitions, the change in committed cash, and other items which include cash provided by discontinued operations, proceeds from matured energy forward contracts and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with Securities and Exchange Commission requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.”

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2009	2008
Cash provided by operating activities	$64.8	$100.2
Capital spending, net	(29.8)	(31.8)
LKE tax benefits on third-party real estate sales*	—	(2.9)
Change in committed cash**	13.4	(8.0)
Other	5.8	3.1

CAD	54.2	60.6
Mandatory debt repayments	—	—

Adjusted CAD	$54.2	$60.6

* Represents income taxes which would have been paid had we not completed the third-party LKE transactions.

** The change in committed cash was mainly due to the timing of accounts payable disbursements.

For the three months ended March 31, 2009, adjusted CAD was $7 million below the prior year period primarily due to lower earnings. Adjusted CAD generated in any period is not necessarily indicative of amounts that may be generated in future periods.

Liquidity Facilities

We have a $250 million unsecured revolving credit facility at an interest rate of LIBOR plus 40 basis points. The facility expires in August 2011. At March 31, 2009, the available borrowing capacity was $145 million.

In connection with our installment notes and the $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (“Covenant EBITDA”). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost of real estate sold. Our dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (“Covenant FFO”) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation, amortization and the non-cash cost of real estate sold. Under a covenant relating to the $328 million of installment notes, Rayonier Forest Resources, L.P. (“RFR”), a wholly-owned REIT subsidiary, may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At March 31, 2009, we are in compliance with all covenants.

The covenants listed below, which are the most significant financial covenants in effect as of March 31, 2009, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at March 31, 2009	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	7.74 to 1	5.24
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.91 to 1	2.09
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	10.96 to 1	8.46
Dividends paid should not exceed 90 percent of Covenant FFO	90%	50%	40%

In addition to the financial covenants listed above, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. There were no excess proceeds as of March 31, 2009 or December 31, 2008.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

We have no material changes to the Contractual Financial Obligations table as presented on page 37 of our 2008 Annual Report on Form 10-K. See Note 10 – Guarantees for details on the letters of credit, surety bonds and total guarantees as of March 31, 2009.

Sales Volumes by Segment:

	Three Months Ended March 31,
	2009	2008
Timber
Western region, in millions of board feet	33	59
Eastern region, in thousands of short green tons	1,572	1,312
Real Estate
Acres sold
Development	10	47
Rural	1,368	6,488
Non-strategic timberlands	19,069	4,073

Total	20,447	10,608
Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	108	107
Absorbent materials, in thousands of metric tons	65	56
Lumber
Sales volume, in millions of board feet	53	74

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market and Other Economic Risks

Our exposures to market risk have not changed materially since December 31, 2008. For quantitative and qualitative disclosures about market risk, see Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our 2008 Annual Report of Form 10-K.

Item 4.	Controls and Procedures

Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2009.

In the quarter ended March 31, 2009, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding contingencies related to pending matters, threatened litigation, environmental and other matters is set forth in Note 12 – Contingencies of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which are hereby incorporated by reference.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008, except as noted below. For a full description of these risk factors, please refer to Item 1A—Risk Factors, in the 2008 Annual Report on Form 10-K.

The following has been added as a risk factor:

Alternative fuel credits.

The Company has disclosed information concerning its eligibility for alternative fuel mixture tax credits. See Note 16 – Subsequent Event for additional information. Under current law, these tax credits may be earned through the burning of qualifying fuel mixtures on or before December 31, 2009. There can be no assurance that the IRS will not challenge the Company’s eligibility for such tax credits, or that changes in law will not be proposed or enacted during calendar year 2009 that may limit or terminate the availability of these credits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of Rayonier common stock during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	49,362	*	$28.12	—	2,472,255
February 1, 2009 to February 28, 2009	—		—	—	2,472,255
March 1, 2009 to March 31, 2009	—		—	—	2,472,255

Total	49,362			—	2,472,255

*	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of performance shares under the 2004 Rayonier Incentive Stock Plan.

See Item 5 – Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities in our 2008 Annual Report on Form 10-K for additional information regarding our Common Share repurchase program.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 22, 2007 Form 8-K

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant’s May 22, 2007 Form 8-K

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Senior Vice President and Chief Financial Officer

April 30, 2009