Form 10-Q
period 2009-06-30
RAYONIER INC
filed 2009-07-31
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

YES  ☐    NO  ☒

As of July 24, 2009, there were outstanding 79,182,914 Common Shares of the Registrant.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

SALES	$278,698	$304,867	$558,083	$589,060

Costs and Expenses
Cost of sales	216,674	237,036	441,021	448,047
Selling and general expenses	14,349	16,862	28,991	31,806
Other operating income, net (Note 2)	(87,165)	(3,420)	(91,177)	(4,706)

	143,858	250,478	378,835	475,147
Equity in (loss) income of New Zealand joint venture	(602)	(804)	(1,839)	168

OPERATING INCOME	134,238	53,585	177,409	114,081
Interest expense	(12,248)	(13,068)	(24,840)	(25,609)
Interest and miscellaneous income, net	216	620	283	2,120

INCOME BEFORE INCOME TAXES	122,206	41,137	152,852	90,592
Income tax expense	(14,453)	(4,573)	(19,178)	(14,330)

NET INCOME	107,753	36,564	133,674	76,262

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	15,825	(1,587)	10,947	2,509
Joint venture cash flow hedges	(277)	-	(2,627)	-
Amortization of pension and postretirement plans, net of income tax expense of $200 and $627, and $666 and $1,189	691	1,440	1,116	2,785

COMPREHENSIVE INCOME	$123,992	$36,417	$143,110	$81,556

EARNINGS PER COMMON SHARE
Basic earnings per share	$1.37	$0.47	$1.70	$0.97

Diluted earnings per share	$1.35	$0.46	$1.68	$0.96

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar in Thousands)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,889	$61,685
Accounts receivable, less allowance for doubtful accounts of $626 and $1,130	82,150	75,657
Inventory
Finished goods	87,314	78,577
Work in process	8,550	7,412
Raw materials	8,385	8,400
Manufacturing and maintenance supplies	2,149	2,477

Total inventory	106,398	96,866
Income tax and alternative fuel mixture credit receivable	85,104	1,886
Prepaid and other current assets	64,722	42,929

Total Current Assets	398,263	279,023

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,209,206	1,254,978

PROPERTY, PLANT AND EQUIPMENT
Land	24,781	24,445
Buildings	124,675	124,174
Machinery and equipment	1,262,019	1,244,946

Total property, plant and equipment	1,411,475	1,393,565
Less - accumulated depreciation	(1,057,019)	(1,042,756)

	354,456	350,809

INVESTMENT IN JOINT VENTURE	47,611	42,950

OTHER ASSETS	154,513	154,104

TOTAL ASSETS	$2,164,049	$2,081,864

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$66,772	$70,714
Bank loans and current maturities	620	620
Accrued interest	3,954	4,202
Current liabilities for dispositions and discontinued operations (Note 12)	8,402	8,214
Other current liabilities	81,313	75,871

TOTAL CURRENT LIABILITIES	161,061	159,621

LONG-TERM DEBT	749,475	746,591

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 12)	93,038	96,361

PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 14)	118,029	121,440

OTHER NON-CURRENT LIABILITIES	28,086	18,914

COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)

SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 79,170,914 and 78,814,431 shares issued and outstanding	538,665	527,302
Retained earnings	564,555	509,931
Accumulated other comprehensive loss	(88,860)	(98,296)

TOTAL SHAREHOLDERS’ EQUITY	1,014,360	938,937

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,164,049	$2,081,864

See Notes to Condensed Consolidated Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar in Thousands)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$133,674	$76,262
Non-cash items included in income:
Depreciation, depletion and amortization	86,675	71,899
Non-cash cost of real estate sold	5,232	4,606
Non-cash stock-based incentive compensation expense	8,162	7,075
Amortization of convertible debt discount	2,883	2,685
Deferred income tax (benefit) expense	(3,177)	5,963
Excess tax benefits on stock-based compensation	(891)	(2,088)
Other	4,965	2,926
Changes in operating assets and liabilities:
Receivables	(5,802)	(17,955)
Inventories	(8,383)	8,126
Accounts payable	(3,988)	10,009
Income tax and alternative fuel mixture credit receivable	(83,218)	2,400
Other current assets	(19,463)	(16,703)
Accrued liabilities	9,446	1,421
Other assets	(46)	1,096
Other non-current liabilities	5,247	545
Expenditures for dispositions and discontinued operations	(4,102)	(3,394)

CASH PROVIDED BY OPERATING ACTIVITIES	127,214	154,873

INVESTING ACTIVITIES
Capital expenditures	(50,107)	(59,881)
Purchase of timberlands	-	(229,424)
Change in restricted cash	(1,144)	6,591
Other	(2,137)	(1,510)

CASH USED FOR INVESTING ACTIVITIES	(53,388)	(284,224)

FINANCING ACTIVITIES
Issuance of debt	30,000	120,000
Repayment of debt	(30,000)	(75,000)
Dividends paid	(78,929)	(78,343)
Repurchase of common shares	(1,388)	(3,738)
Proceeds from the issuance of common shares	3,698	4,335
Excess tax benefits on stock-based compensation	891	2,088

CASH USED FOR FINANCING ACTIVITIES	(75,728)	(30,658)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	106	(64)

CASH AND CASH EQUIVALENTS
Decrease in cash and cash equivalents	(1,796)	(160,073)
Balance, beginning of year	61,685	181,081

Balance, end of period	$59,889	$21,008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$21,270	$21,022

Income taxes	$4,612	$3,840

Non-cash investing activity:
Capital assets purchased on account	$8,644	$12,665

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

New or Recently Adopted Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The Company adopted FSP APB 14-1 on January 1, 2009 and retrospectively applied the fair value of the equity component net of accumulated amortization in 2007 and 2008. The adoption of FSP APB 14-1 resulted in the recognition of a $23.7 million debt discount, an $8.7 million deferred tax liability and a $15.0 million increase to shareholders’ equity, net of income taxes as of December 31, 2008. The Company recorded additional interest expense, net of tax benefits, related to the amortization of the debt discount of $1.8 million, or $.02 per diluted share, and $1.7 million or $0.02 per diluted share, in the six months ended June 30, 2009 and 2008. See Note 15 – Convertible Debt for additional information on the Company’s convertible debt.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106, to require disclosure of investment policies, strategies, categories of plan assets and information about the fair value measurements of plan assets of a defined pension or other postretirement plan. The disclosures are effective for fiscal years ending after December 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. As such, the Company evaluated events and transactions that occurred during the period from June 30, 2009, the date of the balance sheet, through July 31, 2009, the date of issuance of the unaudited interim condensed financial statements, for potential recognition or disclosure in the accompanying unaudited interim condensed consolidated financial statements and did not identify any events or transactions that should be recognized or disclosed in the accompanying unaudited interim condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” (QSPE) and associated guidance and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. Existing QSPEs will be evaluated for consolidation under the provisions of FASB Interpretation No. 46(R) as amended by SFAS No. 167, Amendments to FASB Interpretation No. 46-(R) (“SFAS 167”). The Standard is effective for fiscal years beginning after November 15, 2009. The Company is currently in the process of evaluating the impact, if any, the Standard may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167. The purpose of this standard is to improve disclosures by public entities and enterprises by replacing the quantitative-based risks and rewards calculation for determining which enterprise has a controlling interest in a variable interest entity with an approach primarily qualitative in nature. This Statement requires additional disclosures about an enterprise’s involvement in variable interest entities and is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“The FASB Codification”). The FASB Codification brings together all authoritative GAAP previously in levels A through D of the GAAP hierarchy and becomes the exclusive authoritative reference for use in U.S. GAAP financial statements issued for interim and annual periods ending after September 15, 2009. Upon adoption, the Company’s financial statements will contain FASB Codification references in place of any corresponding references to legacy accounting pronouncements. The FASB Codification will have no impact on the Company’s consolidated financial position, future results of operations or cash flows.

2.	ALTERNATIVE FUEL MIXTURE CREDIT

The U.S. Internal Revenue Code provides a tax credit for taxpayers that produce and use an alternative fuel in the operation of their business. Rayonier produces an alternative fuel (“black liquor”) at its Jesup, Georgia and Fernandina Beach, Florida Performance Fibers pulp mills. The credit is $0.50 per gallon for each gallon of alternative fuel used in operations. On April 8, 2009, Rayonier received notification from the Internal Revenue Service that its application for registration as an alternative fuel mixer had been approved. Accordingly, the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2009, include a credit of approximately $92 million recorded in “Other operating income, net,” less $6.1 million of associated expenses, for black liquor used from January 19, 2009 through the end of the second quarter. The Company will continue to recognize credits as they are earned through the expiration of the tax credit, currently scheduled for December 31, 2009; however, changes in law could be proposed or enacted during 2009 that may limit or terminate the Company’s eligibility for this credit.

3.	INVESTMENT IN JOINT VENTURE

The Company holds a 40 percent interest in a joint venture (“JV”) that owns or leases approximately 329,000 acres of New Zealand timberlands. In addition to the investment, Rayonier New Zealand Limited (“RNZL”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business. In the third quarter of 2008, Rayonier’s Board of Directors approved a plan to offer to sell the Company’s 40 percent interest in the JV as well as the operations of RNZL. Collectively, the Company’s JV interest and RNZL operations qualified as a component of an entity under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the operating results of the JV and RNZL were segregated from continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations. The assets and liabilities were classified as “Assets held for sale” and “Liabilities associated with assets held for sale” in the Condensed Consolidated Balance Sheets.

In the second quarter of 2009, as a result of stressed capital markets and the weak global economic conditions, Rayonier and its joint venture partners decided to discontinue the sale process of their New Zealand holdings and continue with on-going operations. Accordingly, the interest in the JV and the operations of RNZL no longer qualify for treatment as discontinued operations. As such, the operating results are included in continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented. The December 31, 2008 Condensed Consolidated Balance Sheet has been restated to classify the assets and liabilities from “Assets held for sale” and “Liabilities associated with assets held for sale” to the appropriate line items.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

4.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (1)	$107,753	$36,564	$133,674	$76,262

Shares used for determining basic earnings per common share	78,913,563	78,377,396	78,860,562	78,315,808

Dilutive effect of:
Stock options	427,016	716,053	317,981	716,557
Performance and restricted shares	448,496	304,038	358,654	278,336

Shares used for determining diluted earnings per common share	79,789,075	79,397,487	79,537,197	79,310,701

Basic earnings per common share: (1)	$1.37	$0.47	$1.70	$0.97

Diluted earnings per common share: (1)	$1.35	$0.46	$1.68	$0.96

(1)	2008 has been restated as a result of adopting FSP APB 14-1. See Note 1 – Basis of Presentation and New Accounting Pronouncements.

5.	INCOME TAXES

Rayonier is a real estate investment trust (“REIT”). In general, only the Company’s taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualified activities, are subject to U.S. federal and state corporate income taxes. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held by the Company upon REIT election at January 1, 2004) on taxable sales of such built-in gain property during the first 10 years following the election to be taxed as a REIT. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on income from taxable REIT subsidiary operations and on certain property sales. In addition, the Company is subject to foreign tax on non-U.S. operations.

Provision for Income Taxes

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and like-kind exchange (“LKE”) transactions. Second quarter tax rates before discrete items were 21.5 percent and 11.1 percent in 2009 and 2008, respectively. Year-to-date effective tax rates were 20.2 percent and 16.0 percent in 2009 and 2008 respectively. The REIT income not subject to tax decreased the tax rates by 14.1 percent and 19.8 percent for the six months ending June 30, 2009 and 2008, respectively. The increased rates in 2009 were due to proportionately higher earnings from the Company’s taxable REIT subsidiary.

Including discrete items, the effective tax rates for the quarter and year-to-date were 11.9 percent and 12.6 percent compared to 11.1 percent and 15.8 percent in 2008, respectively.

FIN 48 Disclosures

In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company recognizes the impact of a tax position if the position is “more likely than not” to prevail upon examination by the IRS. In the second quarter of 2009, the Company increased its FIN 48 liability by $8.2 million to $10.7 million to reflect changes as a result of the IRS’ examination of tax years 2005 and 2006 and to record a reserve for uncertain positions to be claimed during the current year.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

6.	RESTRICTED DEPOSITS

For certain real estate sales to qualify for LKE treatment, the sales proceeds must be deposited with a third party intermediary and accounted for as restricted cash until qualifying replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company and reclassified as cash after 180 days. As of June 30, 2009 and December 31, 2008, the Company had $2.6 million and $1.5 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were on deposit with an LKE intermediary.

7.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the six months ended June 30, 2009 and the year ended December 31, 2008 is shown below (share amounts not in thousands):

	Common Shares		Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount (1)	Earnings (1)	Income (Loss)	Equity
Balance, December 31, 2007	78,216,696	$506,650	$518,618	$(25,638)	$999,630

Net income	-	-	148,583	-	148,583
Dividends ($2.00 per share)	-	-	(157,270)	-	(157,270)
Issuance of shares under incentive stock plans	690,031	8,265	-	-	8,265
Stock-based compensation	-	13,344	-	-	13,344
Excess tax benefit on stock-based compensation	-	3,248	-	-	3,248
Repurchase of common shares	(92,296)	(3,979)	-	-	(3,979)
Net loss from pension and postretirement plans	-	-	-	(65,527)	(65,527)
Retiree medical benefit plan amendment	-	-	-	16,377	16,377
Foreign currency translation adjustment	-	-	-	(23,508)	(23,508)
Other	-	(226)	-	-	(226)

Balance, December 31, 2008	78,814,431	$527,302	$509,931	$(98,296)	$938,937

Net income	-	-	133,674	-	133,674
Dividends ($1.00 per share)	-	-	(79,050)	-	(79,050)
Issuance of shares under incentive stock plans	405,845	3,698	-	-	3,698
Stock-based compensation	-	8,162	-	-	8,162
Excess tax benefit on stock-based compensation	-	891	-	-	891
Repurchase of common shares	(49,362)	(1,388)	-	-	(1,388)
Amortization of pension and postretirement plans	-	-	-	1,116	1,116
Foreign currency translation adjustment	-	-	-	10,947	10,947
Joint venture cash flow hedges	-	-	-	(2,627)	(2,627)

Balance, June 30, 2009	79,170,914	$538,665	$564,555	$(88,860)	$1,014,360

(1)	Restated as a result of adopting FSP APB 14-1. See Note 1 – Basis of Presentation and New Accounting Pronouncements.

8.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels under contract previously in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are combined and reported in “Other Operations.” Sales between operating segments are made based on fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

Operating income (loss) as presented in the Condensed Consolidated Statements of Income and Comprehensive Income is equal to segment income (loss). Certain income (loss) items in the Condensed Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains (losses) from certain asset dispositions, interest income (expense), miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	June 30, 2009	December 31, 2008
ASSETS
Timber	$1,314,016	$1,323,111
Real Estate	76,245	73,021
Performance Fibers	534,223	495,659
Wood Products	23,875	26,573
Other Operations	21,304	26,565
Corporate and other	194,386	136,935

TOTAL	$2,164,049	$2,081,864

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
SALES
Timber	$43,591	$55,258	$78,518	$102,457
Real Estate	41,378	23,425	67,970	52,776
Performance Fibers	177,109	187,121	380,743	362,047
Wood Products	12,495	24,489	24,247	43,401
Other Operations	8,959	14,574	14,659	28,379
Intersegment Eliminations	(4,834)	-	(8,054)	-

TOTAL	$278,698	$304,867	$558,083	$589,060

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009		2008
OPERATING INCOME (LOSS)
Timber	$432		$9,485	$(1,906)		$21,505
Real Estate	24,155		14,616	38,568		36,384
Performance Fibers	34,687		36,747	75,536		73,803
Wood Products	(2,571)		(338)	(6,144)		(2,882)
Other Operations	(2,068)		1,092	(1,330)		519
Corporate and other (1)	79,603	(1)	(8,017)	72,685	(1)	(15,248)

TOTAL	$134,238		$53,585	$177,409		$114,081

(1)	Includes $85.9 million relating to the alternative fuel mixture credit. For additional information, see Note 2 – Alternative Fuel Mixture Credit.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
DEPRECIATION, DEPLETION
AND AMORTIZATION
Timber	$21,951	$21,406	$39,432	$39,473
Real Estate	12,055	2,633	17,445	5,328
Performance Fibers	12,708	12,837	26,996	24,001
Wood Products	1,214	1,363	2,432	2,807
Other Operations	1	8	2	17
Corporate and other	182	149	368	273

TOTAL	$48,111	$38,396	$86,675	$71,899

9.	FINANCIAL INSTRUMENTS

Commodity Swap Agreements

The Company enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The forward contracts partially mitigate the risk of a change in Performance Fibers’ margins resulting from an increase or decrease in fuel oil and natural gas prices. At June 30, 2009, the Company had hedges through the end of 2009 on 38,200 barrels of fuel oil. The Company’s commodity forward contracts do not qualify for hedge accounting under SFAS 133 and instead are required to be marked-to-market. The mark-to-market adjustments are recorded in “Other operating income, net.”

The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Condensed Consolidated Balance Sheets:

		Fair Value at:
Derivatives not designated as hedging instruments under SFAS 133	Balance Sheet Location	June 30, 2009	December 31, 2008
Fuel oil contracts	Other current liabilities	$(353)	$(3,825)

The following table presents the impact of derivative instruments and their location within the Condensed Consolidated Statements of Income and Comprehensive Income:

Derivatives not designated as hedging instruments	Location of Gain	Three Months Ended June 30,		Six Months Ended June 30,
under SFAS 133	Recognized in Income	2009	2008	2009	2008
Fuel oil contracts	Other operating income, net	$884	$853	$1,221	$1,096

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

10.	FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Asset (liability)	Carrying Value at June 30, 2009	Level 2
Commodity swap agreements	$(353)	$(353)
Investment in qualified special purpose entity	2,757	2,757

The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at June 30, 2009 and December 31, 2008, using market information and what the Company believes to be appropriate valuation methodologies under SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

	June 30, 2009		December 31, 2008
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$59,889	$59,889	$61,685	$61,685
Short-term debt	(620)	(620)	(620)	(620)
Long-term debt	(749,475)	(742,478)	(746,591)	(700,369)

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

The Company provides financial guarantees as required by creditors, insurance programs and state and non-U.S. governmental agencies. As of June 30, 2009, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$45,005	$39,263
Guarantees (2)	3,647	53
Surety bonds (3)	11,128	1,956

Total	$59,780	$41,272

(1)

Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letter of credit supports obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2009 and 2010, and will be renewed as required.

(2)

In conjunction with RNZL’s sale of timberlands to the New Zealand JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaults on the bond, the Company would then have to perform. As of June 30, 2009, an annual payment of $1.1 million remains. This guarantee expires in 2010.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At June 30, 2009 and December 31, 2008, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in Washington and Georgia. These surety bonds expire at various dates during 2009 and 2010, and are renewed as required.

12.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

An analysis of activity in the liabilities for dispositions and discontinued operations for the six months ended June 30, 2009 and the year ended December 31, 2008, is as follows:

	June 30, 2009	December 31, 2008
Balance, January 1	$104,575	$113,685
Expenditures charged to liabilities	(4,102)	(7,660)
Increase (reduction) to liabilities	967	(1,450)

Balance, end of period	101,440	104,575
Less: Current portion	(8,402)	(8,214)

Non-current portion	$93,038	$96,361

The Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of June 30, 2009, this amount could range up to $32 million and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or improved environmental remediation technologies, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

For additional information on the Company’s environmental liabilities refer to Note 15 – Liabilities for Dispositions and Discontinued Operations in the 2008 Annual Report on Form 10-K.

13.	CONTINGENCIES

From time to time, Rayonier becomes subject to pending and threatened litigation in commercial, tort, regulatory and environmental matters among others. For additional information refer to Note 16 – Contingencies in the 2008 Annual Report on Form 10-K.

The Company has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance, and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material effect on the Company’s financial position, results of operations, or cash flow. Note the following:

East Point, Georgia Notice of Violation (“NOV”) — On March 28, 2008, SWP received an NOV and Proposed Consent Order (the “Order”) from the Environmental Protection Division (“EPD”) of the Georgia Department of Natural Resources relating to its East Point, Georgia site. The Order asserted that SWP violated conditions in its permit issued under the Resource Conservation and Recovery Act (“RCRA”), specifically related to SWP’s alleged failure to report the presence of oil (referred to as DNAPL, or dense non-aqueous phase liquid) in a monitoring well. Under the terms of the Order, EPD proposed a fine of $0.8 million and demanded that SWP perform a facility-wide remedial investigation; also, based on such investigation, EPD has required that SWP prepare a new corrective action plan for the facility. Finally, EPD requested an increase in SWP’s financial assurance for the site based on a new estimate to be completed in the future. (Note that financial assurance is provided for SWP via a Rayonier Inc. guaranty.) The Company responded to the proposed NOV and denied liability for any permit violations or civil penalty. Discussions with EPD to resolve the NOV reached an impasse in the second quarter of 2009 and, on July 9, 2009, EPD

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

served SWP with an administrative order (“AO”). Among other things, the AO requires SWP to commence a new site-wide RCRA investigation (note that the site has been in the RCRA corrective action process under EPD oversight for over 20 years) and remediate all contamination on the site within three years. SWP believes that the AO is contrary to law and, based on decades of scientific data relating to sites similar to the East Point site, the ordered remedy is scientifically and technologically infeasible. No fine or penalty is included in the AO, although there can be no assurances as to future penalty actions by EPD in this matter. The Company has appealed the AO and will vigorously defend itself in this matter. The Company believes that, based on current information, its liabilities at June 30, 2009 adequately reflect the probable costs to be incurred upon the ultimate resolution of these matters.

There have been no material changes in the status of the other specific matters referenced in Note 16 – Contingencies in the 2008 Annual Report on Form 10-K.

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

The net periodic benefit costs for the Company’s pension and postretirement plans (medical and life insurance) are shown in the following table:

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$1,842	$1,718	$90	$177
Interest cost	4,349	4,142	301	680
Expected return on plan assets	(5,291)	(5,459)	-	-
Amortization of prior service cost	354	357	22	195
Amortization of plan amendment	-	-	(2,392)	-
Amortization of losses	1,349	1,211	1,558	304

Net periodic benefit cost	$2,603	$1,969	$(421)	$1,356

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$3,685	$3,304	$180	$341
Interest cost	8,698	7,966	601	1,308
Expected return on plan assets	(10,582)	(10,276)	-	-
Amortization of prior service cost	708	686	44	374
Amortization of plan amendment	-	-	(4,784)	-
Amortization of losses	2,698	2,329	3,116	585

Net periodic benefit cost	$5,207	$4,009	$(843)	$2,608

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The Company contributed approximately $5 million to the pension plans during the six months ended June 30, 2009. The Company is required to make pension contributions of approximately $9 million in 2009, but may elect to make additional discretionary contributions.

15.	CONVERTIBLE DEBT

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

In separate transactions, TRS and Rayonier purchased an exchangeable note hedge and sold warrants, respectively, based on 5,472,991 underlying shares of Rayonier Inc. These transactions had the effect of increasing the conversion premium from 22 percent to 40 percent or to $62.90 per share. On exercise of the hedge, TRS will receive shares of Rayonier Inc. common stock equal to the difference between the then market price and the strike price of $54.81. The holders of the warrants will receive net shares from Rayonier if the share price is above $62.90 at maturity of the warrants.

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

The amounts related to the convertible debt in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2009	December 31, 2008
Liabilities:
Principal amount of debt	$300,000	$300,000
Unamortized discount	(20,865)	(23,748)

Net carrying amount of debt	$279,135	$276,252
Equity:
Common Stock	$19,243	$19,243

The unamortized discount will be amortized through October 2012.

The amount of interest related to the convertible debt recognized in the Condensed Consolidated Statements of Income and Comprehensive Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contractual interest coupon	$2,812	$2,812	$5,625	$5,625
Amortization of debt discount	1,442	1,342	2,883	2,685

Total interest expense recognized	$4,254	$4,154	$8,508	$8,310

The effective interest rate on the liability component for the three and six months ended June 30, 2009 and 2008 was 6.21%.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following:

	June 30, 2009	December 31, 2008
Foreign currency translation adjustments	$21,736	$10,789
Joint venture cash flow hedges	(2,627)	-
Unrecognized components of employee benefit plans, net of tax	(107,969)	(109,085)

Total	$(88,860)	$(98,296)

During the six months ended June 30, 2009, the increase in net foreign currency translation adjustments was due to the strengthening of the New Zealand dollar against the U.S. dollar.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended June 30, 2009

	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$220,184	$66,806	$(8,292)	$278,698

Costs and Expenses
Cost of sales	-	-	183,764	42,636	(9,726)	216,674
Selling and general expenses	2,409	-	11,101	834	5	14,349
Other operating expense (income), net	193	-	(85,210)	(2,148)	-	(87,165)

	2,602	-	109,655	41,322	(9,721)	143,858
Equity in (loss) income of New Zealand joint venture	(807)	-	205	-	-	(602)

OPERATING (LOSS) INCOME	(3,409)	-	110,734	25,484	1,429	134,238

Interest expense	(126)	(4,607)	(6,360)	(1,155)	-	(12,248)
Interest and miscellaneous income (expense), net	781	(774)	(1,062)	1,305	(34)	216
Equity in income from subsidiaries	112,043	88,431	-	-	(200,474)	-

INCOME BEFORE INCOME TAXES	109,289	83,050	103,312	25,634	(199,079)	122,206
Income tax (expense) benefit	(1,536)	1,964	(14,881)	-	-	(14,453)

NET INCOME	$107,753	$85,014	$88,431	$25,634	$(199,079)	$107,753

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended June 30, 2008

	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$263,434	$203,135	$(161,702)	$304,867

Costs and Expenses
Cost of sales	-	-	221,000	63,644	(47,608)	237,036
Selling and general expenses	2,820	-	13,225	817	-	16,862
Other operating expense (income), net	142	-	(2,481)	(1,081)	-	(3,420)

	2,962	-	231,744	63,380	(47,608)	250,478
Equity in (loss) income of New Zealand joint venture	(1,027)	-	223	-	-	(804)

OPERATING (LOSS) INCOME	(3,989)	-	31,913	139,755	(114,094)	53,585

Interest income (expense)	92	(4,508)	(7,299)	(1,357)	4	(13,068)
Interest and miscellaneous income (expense), net	891	(774)	(661)	1,229	(65)	620
Equity in income from subsidiaries	40,074	17,916	-	-	(57,990)	-

INCOME BEFORE INCOME TAXES	37,068	12,634	23,953	139,627	(172,145)	41,137
Income tax (expense) benefit	(504)	1,968	(6,037)	-	-	(4,573)

NET INCOME	$36,564	$14,602	$17,916	$139,627	$(172,145)	$36,564

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Six Months Ended June 30, 2009

	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$457,859	$118,022	$(17,798)	$558,083

Costs and Expenses
Cost of sales	-	-	383,982	77,179	(20,140)	441,021
Selling and general expenses	4,898	-	22,413	1,675	5	28,991
Other operating expense (income), net	88	-	(86,779)	(4,486)	-	(91,177)

	4,986	-	319,616	74,368	(20,135)	378,835
Equity in loss of New Zealand joint venture	(1,560)	-	(279)	-	-	(1,839)

OPERATING (LOSS) INCOME	(6,546)	-	137,964	43,654	2,337	177,409

Interest expense	(236)	(9,214)	(13,077)	(2,313)	-	(24,840)
Interest and miscellaneous income (expense), net	1,576	(1,547)	(2,271)	2,588	(63)	283
Equity in income from subsidiaries	141,506	102,136	-	-	(243,642)	-

INCOME BEFORE INCOME TAXES	136,300	91,375	122,616	43,929	(241,368)	152,852
Income tax (expense) benefit	(2,626)	3,928	(20,480)	-	-	(19,178)

NET INCOME	$133,674	$95,303	$102,136	$43,929	$(241,368)	$133,674

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Six Months Ended June 30, 2008

	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$492,280	$295,827	$(199,047)	$589,060

Costs and Expenses
Cost of sales	-	-	409,715	97,399	(59,067)	448,047
Selling and general expenses	5,346	-	24,889	1,571	-	31,806
Other operating income, net	(60)	-	(1,786)	(2,860)	-	(4,706)

	5,286	-	432,818	96,110	(59,067)	475,147
Equity in (loss) income of New Zealand joint venture	(3)	-	171	-	-	168

OPERATING (LOSS) INCOME	(5,289)	-	59,633	199,717	(139,980)	114,081

Interest income (expense)	628	(8,990)	(13,915)	(3,336)	4	(25,609)
Interest and miscellaneous income (expense), net	1,778	(1,547)	(628)	2,583	(66)	2,120
Equity in income from subsidiaries	80,178	27,868	-	-	(108,046)	-

INCOME BEFORE INCOME TAXES	77,295	17,331	45,090	198,964	(248,088)	90,592
Income tax (expense) benefit	(1,033)	3,925	(17,222)	-	-	(14,330)

NET INCOME	$76,262	$21,256	$27,868	$198,964	$(248,088)	$76,262

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of June 30, 2009

	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,328	$-	$5,449	$41,112	$-	$59,889
Accounts receivable, less allowance for doubtful accounts	84	-	79,954	2,112	-	82,150
Inventory	-	-	121,952	-	(15,554)	106,398
Intercompany interest receivable	-	-	-	1,385	(1,385)	-
Income tax and alternative fuel mixture credit receivable	-	-	85,104	-	-	85,104
Prepaid and other current assets	5,099	-	57,351	2,272	-	64,722

Total current assets	18,511	-	349,810	46,881	(16,939)	398,263

TIMBER AND TIMBERLANDS NET OF DEPLETION AND AMORTIZATION	1,808	-	90,037	1,116,961	400	1,209,206

NET PROPERTY, PLANT AND EQUIPMENT	1,803	-	350,931	1,526	196	354,456

INVESTMENT IN JOINT VENTURE	70,042	-	(22,431)	-	-	47,611

INVESTMENT IN SUBSIDIARIES	1,045,893	605,230	-	-	(1,651,123)	-

INTERCOMPANY/NOTES RECEIVABLE	12,058	-	-	439	(12,497)	-

OTHER ASSETS	23,436	5,454	508,261	8,117	(390,755)	154,513

TOTAL ASSETS	$1,173,551	$610,684	$1,276,608	$1,173,924	$(2,070,718)	$2,164,049

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,122	$-	$62,987	$663	$-	$66,772
Bank loans and current maturities	-	-	620	-	-	620
Accrued interest	827	2,375	730	22	-	3,954
Current liabilities for dispositions and discontinued operations	-	-	8,402	-	-	8,402
Other current liabilities	13,204	-	46,987	21,122	-	81,313

Total current liabilities	17,153	2,375	119,726	21,807	-	161,061

LONG-TERM DEBT	20,000	279,136	397,760	52,579	-	749,475

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	-	-	93,038	-	-	93,038

PENSION AND OTHER POSTRETIREMENT BENEFITS	86,710	-	31,319	-	-	118,029

OTHER NON-CURRENT LIABILITIES	11,635	-	15,771	23,612	(22,932)	28,086

INTERCOMPANY PAYABLE	23,693	-	13,764	5,502	(42,959)	-

TOTAL LIABILITIES	159,191	281,511	671,378	103,500	(65,891)	1,149,689

TOTAL SHAREHOLDERS’ EQUITY	1,014,360	329,173	605,230	1,070,424	(2,004,827)	1,014,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,173,551	$610,684	$1,276,608	$1,173,924	$(2,070,718)	$2,164,049

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2008

	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,741	$-	$47,082	$4,862	$-	$61,685
Accounts receivable, less allowance for doubtful accounts	-	-	72,259	3,398	-	75,657
Inventory	-	-	102,934	-	(6,068)	96,866
Intercompany interest receivable	-	-	-	1,772	(1,772)	-
Income tax and alternative fuel mixture credit receivable	1,247	-	639	-	-	1,886
Prepaid and other current assets	4,519	-	34,025	4,385	-	42,929

Total current assets	15,507	-	256,939	14,417	(7,840)	279,023

TIMBER AND TIMBERLANDS NET OF DEPLETION AND AMORTIZATION	1,807	-	92,189	1,160,982	-	1,254,978

NET PROPERTY, PLANT AND EQUIPMENT	2,151	-	347,210	1,448	-	350,809

INVESTMENT IN JOINT VENTURE	63,046	-	(20,096)	-	-	42,950

INVESTMENT IN SUBSIDIARIES	990,391	482,206	-	-	(1,472,597)	-

INTERCOMPANY/NOTES RECEIVABLE	26,673	-	25,250	6,744	(58,667)	-

OTHER ASSETS	24,223	6,265	513,055	5,891	(395,330)	154,104

TOTAL ASSETS	$1,123,798	$488,471	$1,214,547	$1,189,482	$(1,934,434)	$2,081,864

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,943	$-	$66,852	$919	$-	$70,714
Bank loans and current maturities	-	-	620	-	-	620
Accrued interest	781	2,375	1,046	-	-	4,202
Current liabilities for dispositions and discontinued operations	-	-	8,214	-	-	8,214
Other current liabilities	15,297	(9,833)	54,342	16,065	-	75,871

Total current liabilities	19,021	(7,458)	131,074	16,984	-	159,621

LONG-TERM DEBT	20,000	276,252	397,760	52,579	-	746,591

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	-	-	96,361	-	-	96,361

PENSION AND OTHER POSTRETIREMENT BENEFITS	87,562	-	33,878	-	-	121,440

OTHER NON-CURRENT LIABILITIES	12,416	-	5,790	17,110	(16,402)	18,914

INTERCOMPANY PAYABLE	45,862	-	67,478	5,502	(118,842)	-

TOTAL LIABILITIES	184,861	268,794	732,341	92,175	(135,244)	1,142,927

TOTAL SHAREHOLDERS’ EQUITY	938,937	219,677	482,206	1,097,307	(1,799,190)	938,937

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,123,798	$488,471	$1,214,547	$1,189,482	$(1,934,434)	$2,081,864

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$80,210	$15,000	$11,925	$125,320	$(105,241)	$127,214

INVESTING ACTIVITIES
Capital expenditures	(4)	-	(36,215)	(16,482)	2,594	(50,107)
Change in restricted cash	-	-	-	(1,144)	-	(1,144)
Other	-	-	(1,693)	(444)	-	(2,137)

CASH USED FOR INVESTING ACTIVITIES	(4)	-	(37,908)	(18,070)	2,594	(53,388)

FINANCING ACTIVITIES
Issuance of debt	-	-	-	30,000	-	30,000
Repayment of debt	-	-	-	(30,000)	-	(30,000)
Dividends paid	(78,929)	-	-	-	-	(78,929)
Proceeds from issuance of common shares	3,698	-	-	-	-	3,698
Excess tax benefits on stock-based compensation	-	-	891	-	-	891
Repurchase of common shares	(1,388)	-	-	-	-	(1,388)
Distributions to / from Parent	-	(15,000)	(16,647)	(71,000)	102,647	-

CASH USED FOR FINANCING ACTIVITIES	(76,619)	(15,000)	(15,756)	(71,000)	102,647	(75,728)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	106	-	-	106

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	3,587	-	(41,633)	36,250	-	(1,796)
Balance, beginning of year	9,741	-	47,082	4,862	-	61,685

Balance, end of period	$13,328	$-	$5,449	$41,112	$-	$59,889

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$31,193	$26,410	$(130,442)	$295,212	$(67,500)	$154,873

INVESTING ACTIVITIES
Capital expenditures	-	-	(44,124)	(15,757)	-	(59,881)
Purchase of timberlands	-	-	(61,643)	(167,781)	-	(229,424)
Change in restricted cash	-	-	-	6,591	-	6,591
Investment In Subsidiaries	-	3,590	-	-	(3,590)	-
Other	-	-	460	(1,970)	-	(1,510)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	-	3,590	(105,307)	(178,917)	(3,590)	(284,224)

FINANCING ACTIVITIES
Issuance of debt	-	-	120,000	-	-	120,000
Repayment of debt	-	-	(20,000)	(55,000)	-	(75,000)
Dividends paid	(78,343)	-	-	-	-	(78,343)
Proceeds from issuance of common shares	4,335	-	-	-	-	4,335
Excess tax benefits on stock-based compensation	-	-	2,088	-	-	2,088
Repurchase of common shares	(3,738)	-	-	-	-	(3,738)
Repayment of intercompany	50,000	-	-	(50,000)	-	-
Distributions to / from Parent	-	(30,000)	(33,590)	(7,500)	71,090	-

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(27,746)	(30,000)	68,498	(112,500)	71,090	(30,658)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	(64)	-	-	(64)

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	3,447	-	(167,315)	3,795	-	(160,073)
Balance, beginning of year	4,211	-	173,029	3,841	-	181,081

Balance, end of period	$7,658	$-	$5,714	$7,636	$-	$21,008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward looking statements are subject to future events, risks and uncertainties (many of which are beyond our control or are currently unknown to us) as well as potentially inaccurate estimates, assumptions and judgments by us that could cause actual results to differ materially from results contemplated by our forward-looking statements. Some of these events, risks and uncertainties are set forth in Item 1A – Risk Factors in our 2008 Annual Report on Form 10-K and our 2009 reports on Form 10-Q. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements.

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

Segments

We are a leading international forest products company primarily engaged in activities associated with timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. We operate in four reportable business segments: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels under contract previously in the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. Our remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are combined and reported in “Other Operations.” Sales between operating segments are made based on the fair market value and intercompany profit or loss is eliminated in consolidation.

In the second quarter of 2009, as a result of stressed capital markets and the weak global economic conditions, Rayonier and its joint venture partners decided to discontinue the sale process of their New Zealand holdings and continue with on-going operations. As such, the operating results are included in continuing operations (See Note 3 – Investment in Joint Venture for additional information).

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

Results of Operations, Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008.

Financial Information (in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009		2008
Sales

Timber	$43.6		$55.3	$78.5		$102.5

Real Estate
Development	1.2		-	1.4		0.8
Rural	5.8		12.5	9.6		36.3
Non-Strategic Timberlands	34.4		10.9	57.0		15.7

Total Real Estate	41.4		23.4	68.0		52.8

Performance Fibers
Cellulose Specialties	134.7		147.0	291.4		279.7
Absorbent Materials	42.4		40.1	89.3		82.3

Total Performance Fibers	177.1		187.1	380.7		362.0

Wood Products	12.5		24.5	24.3		43.4

Other operations	9.0		14.6	14.7		28.4

Intersegment Eliminations	(4.9)		-	(8.1)		-

Total Sales	$278.7		$304.9	$558.1		$589.1

Operating Income (Loss)

Timber	$0.4		$9.5	$(1.9)		$21.5

Real Estate	24.2		14.6	38.6		36.4

Performance Fibers	34.7		36.7	75.5		73.8

Wood Products	(2.6)		(0.3)	(6.1)		(2.9)

Other operations	(2.1)		1.1	(1.3)		0.5

Corporate and other expenses / eliminations	79.6	(1)	(8.0)	72.6	(1)	(15.2)

Total Operating Income	134.2		53.6	177.4		114.1

Interest Expense	(12.2)		(13.1)	(24.8)		(25.6)

Interest / Other income	0.3		0.7	0.3		2.1

Income tax expense	(14.5)		(4.6)	(19.2)		(14.3)

Net Income	$107.8		$36.6	$133.7		$76.3

Diluted Earnings Per Share	$1.35		$0.46	$1.68		$0.96

(1)	Includes $85.9 million relating to the alternative fuel mixture credit. For additional information, see Note 2 – Alternative Fuel Mixture Credit.

TIMBER

Sales (in millions)		Changes Attributable to:

	2008	Price	Volume/Mix	Other	2009
Three months ended June 30,
Eastern	$ 28.6	$ (8.0)	$ 10.3	$ -	$ 30.9
Western	24.1	(4.0)	(8.9)	(0.5)	10.7
New Zealand	2.6	-	-	(0.6)	2.0

Total Sales	$ 55.3	$ (12.0)	$ 1.4	$ (1.1)	$ 43.6

Six months ended June 30,
Eastern	$ 52.7	$ (13.4)	$ 15.4	$ -	$ 54.7
Western	44.7	(7.5)	(15.0)	(2.2)	20.0
New Zealand	5.1	-	-	(1.3)	3.8

Total Sales	$ 102.5	$ (20.9)	$ 0.4	$ (3.5)	$ 78.5

Operating Income (in millions)		Changes Attributable to:

	2008	Price	Volume/Mix	Cost/Other	2009
Three months ended June 30,
Eastern	$ 3.0	$ (8.0)	$ 0.6	$ 7.8	$ 3.4
Western	7.3	(4.0)	(5.7)	-	(2.4)
New Zealand	(0.8)	-	-	0.2	(0.6)

Total Operating Income	$ 9.5	$ (12.0)	$ (5.1)	$ 8.0	$ 0.4

Six months ended June 30,
Eastern	$ 5.5	$ (13.4)	$ 1.1	$ 13.1	$ 6.3
Western	15.9	(7.5)	(10.9)	(3.8)	(6.3)
New Zealand	0.1	-	-	(2.0)	(1.9)

Total Operating Income	$ 21.5	$ (20.9)	$ (9.8)	$ 7.3	$ (1.9)

In the Eastern Region, sales and operating income increased from the prior year periods. Volumes rose 8 percent and 13 percent while average prices declined 16 and 18 percent, for the three and six months ended June 30, 2009 from the prior year periods, respectively, reflecting a sales shift from sawtimber to lower-priced pulpwood. Additionally, the results reflect lower costs due to sales mix and increased non-timber income.

In the Western region, sales and operating income were below the prior year periods as weak demand and planned harvest reductions continued to negatively impact prices and volumes. Average prices in the region declined 17 percent and 20 percent for the quarter and year-to-date periods, respectively, while volumes declined 45 percent for both periods compared to the prior year periods, respectively. Operating income was further impacted by higher depletion costs from a second quarter 2008 timberland acquisition, somewhat offset by lower production and overhead costs. The Company plans to continue operating at reduced harvest levels until market conditions improve.

The year-to-date results were also impacted by lower equity earnings from the New Zealand joint venture due to weaker markets and the absence of a first quarter 2008 land transaction.

REAL ESTATE

Sales (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	2009
Three months ended June 30,
Development	$-	$-	$1.2	$1.2
Rural	12.5	(0.6)	(6.1)	5.8
Non-Strategic Timberlands	10.9	(19.4)	42.9	34.4

Total Sales	$23.4	$(20.0)	$38.0	$41.4

Six months ended June 30,
Development	$0.8	$(2.4)	$3.0	$1.4
Rural	36.3	(3.1)	(23.6)	9.6
Non-Strategic Timberlands	15.7	(18.5)	59.8	57.0

Total Sales	$52.8	$(24.0)	$39.2	$68.0

Operating Income (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	Cost/Other	2009
Three months ended June 30,
Total Operating Income	$14.6	$(20.0)	$28.2	$1.4	$24.2

Six months ended June 30,
Total Operating Income	$36.4	$(24.0)	$26.6	$(0.4)	$38.6

Sales and operating income increased during the three and six months ended June 30, 2009, compared to the prior year periods due to higher non-strategic timberland volumes, partially offset by a decline in rural property sales and lower per acre prices due to sales mix. Second quarter of 2009 included a 29,933 acre non-strategic timberland sale in central Georgia for $33.4 million.

PERFORMANCE FIBERS

Sales (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	2009
Three months ended June 30,
Cellulose Specialties	$147.0	$21.1	$(33.4)	$134.7
Absorbent Materials	40.1	(7.7)	10.0	42.4

Total Sales	$187.1	$13.4	$(23.4)	$177.1

Six months ended June 30,
Cellulose Specialties	$279.7	$44.0	$(32.3)	$291.4
Absorbent Materials	82.3	(9.1)	16.1	89.3

Total Sales	$362.0	$34.9	$(16.2)	$380.7

Cellulose specialties prices increased 19 percent and 18 percent for the three and six months ended June 30, 2009 compared to the prior year periods, respectively, while volumes declined 23 percent and 12 percent for the quarter and year, respectively, primarily due to timing of customer orders. A number of customers undertook inventory destocking initiatives in the second quarter of 2009 due to global economic weakness.

Absorbent materials prices declined 16 percent and 9 percent as volumes increased 26 percent and 21 percent for the quarter and year, respectively. Prices declined due to weaker markets, while volumes increased from improved production as the 2008 results were impacted by unplanned maintenance outages.

Operating Income (in millions)		Changes Attributable to:

	2008	Price	Volume/Mix	Costs	2009
Three months ended June 30,
Total Operating Income	$36.7	$13.4	$(7.7)	$(7.7)	$34.7

Six months ended June 30,
Total Operating Income	$73.8	$34.9	$(7.1)	$(26.1)	$75.5

Operating income reflects higher cellulose specialties prices, declines in cellulose specialties volumes and absorbent material prices, and higher input costs.

WOOD PRODUCTS

Sales (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	2009
Three months ended June 30,
Total Sales	$24.5	$(3.5)	$(8.5)	$12.5

Six months ended June 30,
Total Sales	$43.4	$(5.3)	$(13.8)	$24.3

Sales declined during both 2009 periods as a result of lower prices and volumes due to the weak housing market and planned production curtailments. We are operating below capacity at our lumber mills and plan to continue at these levels until market conditions improve.

Operating Loss (in millions)		Changes Attributable to:

	2008	Price	Volume/Mix	Costs	2009
Three months ended June 30,
Total Operating Loss	$(0.3)	$(3.5)	$(0.5)	$1.7	$(2.6)

Six months ended June 30,
Total Operating Loss	$(2.9)	$(5.3)	$0.4	$1.7	$(6.1)

Operating results declined in 2009 from the prior year periods as lower prices were partially offset by improved wood costs.

OTHER OPERATIONS

Sales of $9 million for the second quarter were $6 million below the prior year period while operating income declined $3 million to an operating loss of $2 million. For the six months ended June 30, 2009, sales of $15 million and an operating loss of $1 million were $14 million and $2 million below the prior year period, respectively. These results are primarily the result of lower log trading volumes and prices in addition to foreign exchange losses.

Corporate and Other Expenses

In April 2009, we became certified as an alternative fuel mixer entitling us to be eligible for the alternative fuel mixture credit of 50 cents per gallon of “black liquor” (a biomass based fuel) burned as part of an alternative fuel mixture at our Performance Fibers mills. The second quarter includes other income of $86 million for the credit (See Note 2 – Alternative Fuel Mixture

Credit). Excluding the alternative fuel mixture credit, corporate and other expenses declined $2 million for the three and six months ended June 30, 2009 compared to the prior year periods, primarily due to general cost reductions. The Company will continue to recognize credits as they are earned through the expiration of the tax credit, currently scheduled for December 31, 2009; however, changes in law could be proposed or enacted during 2009 that may limit or terminate the Company’s eligibility for this credit.

Interest Expense and Other Income, Net

Interest expense and other income, net for second quarter 2009 was consistent with the prior year period while the year-to-date results increased $1 million, due to higher average net debt balances offset by lower average interest rates.

Income Tax Expense

The second quarter effective tax rates before discrete items were 21.5 percent and 11.1 percent in 2009 and 2008, respectively. Year-to-date effective tax rates were 20.2 percent and 16.0 percent in 2009 and 2008, respectively. The increased rates in 2009 were due to proportionately higher earnings from the Company’s taxable REIT subsidiary.

Including discrete items, the effective tax rates for the quarter and year-to-date were 11.9 percent and 12.6 percent compared to 11.1 percent and 15.8 percent in 2008, respectively.

Outlook

Our unique business mix, strong balance sheet, and conservative debt levels provide significant operating flexibility. We expect to generate strong cash flows in 2009 well above our $2.00 per share dividend and are increasing our full year guidance for CAD to be comparable to 2008. Also, we anticipate EBITDA to be only 5 percent to 10 percent below 2008 and EPS to be 15 percent to 20 percent lower.

We are encouraged by the gradual improvement recently seen in housing starts and the continued export demand for our Western and New Zealand timber; however, we will continue to reduce sawtimber harvest levels until demand and pricing improve. In Real Estate, we expect continued interest in our rural HBU and non-strategic timberlands. Performance Fibers earnings are expected to remain strong and above 2008 levels.

Liquidity and Capital Resources

Historically, our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality and seasonality in working capital needs and long-term debt has been used to fund major acquisitions. We have $122 million in installment notes coming due on December 31, 2009 and anticipate refinancing these notes by accessing the corporate debt markets, or by borrowing under our revolving bank facility which has $145 million of capacity as of June 30, 2009.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of June 30, 2009	As of December 31, 2008
Cash and cash equivalents (1)	$60	$62
Total debt (2)	750	747
Shareholders’ equity (2)	1,014	939
Total capitalization (total debt plus equity) (2)	1,764	1,686
Debt to capital ratio (2)	43%	44%

(1)	Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
(2)	Restated as a result of adopting FSP APB 14-1. See Note 1 – Basis of Presentation and New Accounting Pronouncements.

Cash Provided by Operating Activities (in millions of dollars)

	2009	2008	Decrease
Six months ended June 30,	$127	$155	$28

Cash provided by operating activities decreased $28 million primarily from increased working capital requirements due to the timing of customer payments, lower earnings from operations in the timber segment and higher inventory levels resulting from lower second quarter 2009 shipments.

Cash Used for Investing Activities (in millions of dollars)

	2009	2008	Decrease
Six months ended June 30,	$53	$284	$231

Cash used for investing activities decreased as we had no significant timberland acquisitions this year versus acquisitions of $229 million of timberlands in 2008. In addition, capital expenditures were lower by $10 million, partially offset by changes in restricted cash.

Cash Used for Financing Activities (in millions of dollars)

	2009	2008	Increase
Six months ended June 30,	$76	$31	$45

Cash used for financing activities increased in 2009 primarily due to net borrowings of $45 million in 2008.

Expected 2009 Expenditures

We made pension contributions of $5 million in the first six months of 2009 compared to no contributions made in the same period of 2008. We have mandatory pension contributions of approximately $9 million due in 2009, although we may elect to make additional discretionary contributions. Income tax payments totaled $5 million during the first six months of 2009 compared to payments of $4 million in the same period 2008. We expect net tax payments to be approximately $9 million for full year 2009, compared to $13 million for full year 2008. We do not expect to make any estimated federal income tax payments related to our 2009 TRS operations as we anticipate offsetting the TRS federal income tax liability with the alternative fuel mixture credit. See Note 2 – Alternative Fuel Mixture Credit for additional information. Capital expenditures in 2009 are forecasted to be between $87 million and $90 million. Environmental expenditures related to dispositions and discontinued operations were $4 million for the first six months ended June 30, 2009. Full year expenditures of approximately $7 million are anticipated.

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

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash provided by operating activities	$62.4	$54.7	$127.2	$154.9
Non-cash cost of real estate sold	(1.7)	(2.0)	(5.2)	(4.6)
Income tax expense	14.5	4.6	19.2	14.3
Interest, net	12.0	12.4	24.5	23.4
Balance sheet changes related to the alternative fuel mixture credit	79.3	-	79.3	-
Other balance sheet changes	15.9	22.3	19.1	(2.1)

EBITDA	$182.4	$92.0	$264.1	$185.9

EBITDA is a non-GAAP measure of operating cash generating capacity. For the three months ended June 30, 2009, EBITDA was $90 million above the prior year period primarily due to the alternative fuel mixture credit of $86 million recognized in the second quarter ended June 30, 2009. The majority of the cash from the alternative fuel mixture credit is expected to be received in 2010. Increased operating results in the Real Estate segment due to higher sales were mostly offset by lower operating results in the Timber segment due to lower sawtimber demand.

For the six months ended June 30, 2009, EBITDA was $264 million, $78 million above the prior year period, primarily due to the alternative fuel mixture credit and higher sales in the Real Estate segment, partially offset by lower operating earnings in the Timber segment.

A non-cash expense critical to the economics of both our Timber and Real Estate core businesses is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the three and six months ended June 30, 2009 and 2008 totaled $184 million and $94 million, and $269 million and $191 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
EBITDA by Segment
Timber	$22.4	$30.9	$37.5	$61.0
Real Estate	36.3	17.3	56.1	41.7
Performance Fibers	47.4	49.6	102.5	97.8
Wood Products	(1.3)	1.0	(3.7)	(0.1)
Other Operations	(2.0)	1.1	(1.3)	0.5
Corporate and other	79.6	(7.9)	73.0	(15.0)

Total	$182.4	$92.0	$264.1	$185.9

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment (millions of dollars):

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended June 30, 2009
Cash provided by operating activities	$31.2	$39.3	$31.9	$(0.8)	$(7.4)	$(31.8)	$62.4
Less: Non-cash cost basis of real estate sold	-	(1.7)	-	-	-	-	(1.7)
Add: Income tax expense	-	-	-	-	-	14.5	14.5
Interest, net	-	-	-	-	-	12.0	12.0
Other balance sheet changes	(8.8)	(1.3)	15.5	(0.5)	5.4	84.9	95.2

EBITDA	$22.4	$36.3	$47.4	$(1.3)	$(2.0)	$79.6	$182.4

Three Months Ended June 30, 2008
Cash provided by operating activities	$39.9	$20.5	$21.6	$1.7	$(2.9)	$(26.1)	$54.7
Less: Non-cash cost basis of real estate sold	-	(2.0)	-	-	-	-	(2.0)
Add: Income tax expense	-	-	-	-	-	4.6	4.6
Interest, net	-	-	-	-	-	12.4	12.4
Other balance sheet changes	(9.0)	(1.2)	28.0	(0.7)	4.0	1.2	22.3

EBITDA	$30.9	$17.3	$49.6	$1.0	$1.1	$(7.9)	$92.0

Six Months Ended June 30, 2009
Cash provided by operating activities	$45.0	$60.8	$74.1	$(3.6)	$(12.6)	$(36.5)	$127.2
Less: Non-cash cost basis of real estate sold	-	(5.2)	-	-	-	-	(5.2)
Add: Income tax expense	-	-	-	-	-	19.2	19.2
Interest, net	-	-	-	-	-	24.5	24.5
Other balance sheet changes	(7.5)	0.5	28.4	(0.1)	11.3	65.8	98.4

EBITDA	$37.5	$56.1	$102.5	$(3.7)	$(1.3)	$73.0	$264.1

Six Months Ended June 30, 2008
Cash provided by operating activities	$66.4	$46.7	$79.9	$(2.3)	$(0.7)	$(35.1)	$154.9
Less: Non-cash cost basis of real estate sold	-	(4.6)	-	-	-	-	(4.6)
Add: Income tax expense	-	-	-	-	-	14.3	14.3
Interest, net	-	-	-	-	-	23.4	23.4
Other balance sheet changes	(5.4)	(0.4)	17.9	2.2	1.2	(17.6)	(2.1)

EBITDA	$61.0	$41.7	$97.8	$(0.1)	$0.5	$(15.0)	$185.9

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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2009	2008
Cash provided by operating activities	$127.2	$154.9
Capital spending, net	(50.1)	(59.9)
LKE tax benefits on third-party real estate sales*	-	(5.7)
Change in committed cash**	20.5	4.9
Other	(2.1)	2.8

CAD	95.5	97.0
Mandatory debt repayments	-	-

Adjusted CAD	$95.5	$97.0

* Represents income taxes which would have been paid had we not completed the third-party LKE transactions.

** The change in committed cash was mainly due to the timing of accounts payable disbursements.

For the six months ended June 30, 2009, adjusted CAD was consistent with the prior period. Adjusted CAD generated in any period is not necessarily indicative of amounts that may be generated in future periods.

Liquidity Facilities

We have a $250 million unsecured revolving credit facility at an interest rate of LIBOR plus 40 basis points. The facility expires in August 2011. At June 30, 2009, the available borrowing capacity was $145 million.

In connection with our installment notes and the $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (“Covenant EBITDA”). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost of real estate sold. Our dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (“Covenant FFO”) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation, amortization and the non-cash cost of real estate sold. Under a covenant relating to the $328 million of installment notes, Rayonier Forest Resources, L.P. (“RFR”), a wholly-owned REIT subsidiary, may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At June 30, 2009, we are in compliance with all covenants.

The covenants listed below, which are the most significant financial covenants in effect as of June 30, 2009, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at June 30, 2009	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	9.70 to 1	7.20
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.59 to 1	2.41
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	5.15 to 1	2.65
Dividends paid should not exceed 90 percent of Covenant FFO	90%	40%	50%

In addition to the financial covenants listed above, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. There were no excess proceeds as of June 30, 2009 or December 31, 2008.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

We have no material changes to the Contractual Financial Obligations table as presented on page 37 of our 2008 Annual Report on Form 10-K. See Note 11– Guarantees for details on the letters of credit, surety bonds and guarantees as of June 30, 2009.

Sales Volumes by Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Timber
Western region, in millions of board feet	43	77	75	136
Eastern region, in thousands of short green tons	2,019	1,864	3,591	3,176

Real Estate
Acres sold
Development	213	-	223	47
Rural	2,793	5,444	4,162	11,932
Non-strategic timberlands	30,594	6,227	49,663	10,300

Total	33,600	11,671	54,048	22,279

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	91	118	199	225
Absorbent materials, in thousands of metric tons	65	51	130	107

Lumber
Sales volume, in millions of board feet	57	87	109	161

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures provided reasonable assurance that the controls were effective as of June 30, 2009.

In the quarter ended June 30, 2009, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding contingencies related to pending matters, threatened litigation, environmental and other matters is set forth in Note 13 – Contingencies of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which are hereby incorporated by reference.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008, except as noted below. For a full description of these risk factors, please refer to Item 1A—Risk Factors, in the 2008 Annual Report on Form 10-K.

The following has been added as a risk factor:

Alternative fuel mixture credit.

The Company has disclosed information concerning its eligibility for the alternative fuel mixture credit. See Note 2 – Alternative Fuel Mixture Credit for additional information. Under current law, the tax credit may be earned through the burning of qualifying fuel mixtures on or before December 31, 2009. There can be no assurance that the IRS will not challenge the Company's eligibility for such tax credit, or that changes in law will not be proposed or enacted during calendar year 2009 that may limit or terminate the Company’s eligibility for this credit.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 6, 2009 (the “Annual Meeting”). At that meeting, five directors were elected as follows:

	Votes For	Votes Against	Abstain

Director of Class I, Term Expires in 2010

John E. Bush	69,328,525	1,961,648	114,606

Director of Class II, Term Expires in 2011

David W. Oskin	68,873,728	2,340,083	190,968

Directors of Class III, Terms Expire in 2012

Richard D. Kincaid	65,520,745	5,776,614	107,420

V. Larkin Martin	62,574,870	8,723,793	106,117

Ronald Townsend	62,998,837	8,248,648	157,294

At the Annual Meeting, a vote was also taken to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company. The result of such vote was as follows:

Shares Voted with Regard to Ratification of Auditors
Votes For	Votes Against	Abstain
70,951,730	374,671	77,586

Abstentions were not counted for or against any of the above matters or nominees.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 22, 2007 Form 8-K

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant’s May 22, 2007 Form 8-K

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Senior Vice President and Chief Financial Officer

July 31, 2009