Form 10-Q
period 2009-09-30
RAYONIER INC
filed 2009-10-28
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

YES  ☐    NO  ☒

As of October 22, 2009, there were outstanding 79,464,488 Common Shares of the Registrant.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
SALES	$300,648	$317,465	$858,731	$906,525

Costs and Expenses
Cost of sales	231,836	252,714	672,855	700,761
Selling and general expenses	15,972	16,192	44,962	47,998
Other operating income, net (Note 2)	(59,251)	(1,488)	(150,425)	(6,193)

	188,557	267,418	567,392	742,566
Equity in loss of New Zealand joint venture	(943)	(1,046)	(2,782)	(878)

OPERATING INCOME	111,148	49,001	288,557	163,081
Interest expense	(12,789)	(11,829)	(37,630)	(37,438)
Interest and miscellaneous income, net	310	341	594	2,462

INCOME BEFORE INCOME TAXES	98,669	37,513	251,521	128,105
Income tax expense	(17,529)	(8,611)	(36,707)	(22,941)

NET INCOME	81,140	28,902	214,814	105,164

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2,620	(9,843)	13,568	(7,333)
Joint venture cash flow hedges	968	-	(1,659)	-
Retiree benefit plan amendment, net of income tax expense of $7,668 and $7,668	-	16,388	-	16,388
Amortization of pension and postretirement plans, net of income tax expense of $347 and $406, and $1,013 and $1,595	1,170	995	2,286	3,779

COMPREHENSIVE INCOME	$85,898	$36,442	$229,009	$117,998

EARNINGS PER COMMON SHARE
Basic earnings per share	$1.03	$0.37	$2.72	$1.34

Diluted earnings per share	$1.01	$0.36	$2.69	$1.32

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$153,145	$61,685
Accounts receivable, less allowance for doubtful accounts of $899 and $1,130	97,072	75,657
Inventory
Finished goods	77,091	78,577
Work in process	10,796	7,412
Raw materials	9,524	8,400
Manufacturing and maintenance supplies	2,564	2,477

Total inventory	99,975	96,866
Income tax and alternative fuel mixture credit receivable	134,502	1,886
Prepaid and other current assets	58,944	42,929

Total Current Assets	543,638	279,023

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,191,689	1,254,978

PROPERTY, PLANT AND EQUIPMENT
Land	24,877	24,445
Buildings	124,451	124,174
Machinery and equipment	1,265,028	1,244,946

Total property, plant and equipment	1,414,356	1,393,565
Less - accumulated depreciation	(1,068,071)	(1,042,756)

	346,285	350,809

INVESTMENT IN JOINT VENTURE	48,849	42,950

OTHER ASSETS	161,723	154,104

TOTAL ASSETS	$2,292,184	$2,081,864

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$49,110	$70,714
Bank loans and current maturities	660	620
Accrued interest	14,302	4,202
Current liabilities for dispositions and discontinued operations (Note 12)	9,354	8,214
Other current liabilities	92,939	75,871

TOTAL CURRENT LIABILITIES	166,365	159,621

LONG-TERM DEBT	809,070	746,591

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 12)	90,227	96,361

PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 14)	113,792	121,440

OTHER NON-CURRENT LIABILITIES	34,983	18,914

COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)

SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 79,453,170 and 78,814,431 shares issued and outstanding	555,840	527,302
Retained earnings	606,008	509,931
Accumulated other comprehensive loss	(84,101)	(98,296)

TOTAL SHAREHOLDERS’ EQUITY	1,077,747	938,937

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,292,184	$2,081,864

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$214,814	$105,164
Non-cash items included in income:
Depreciation, depletion and amortization	126,834	112,037
Non-cash cost of real estate sold	6,295	7,638
Non-cash stock-based incentive compensation expense	11,952	10,187
Amortization of convertible debt discount	4,575	4,027
Deferred income tax (benefit) expense	(5,721)	10,793
Excess tax benefits on stock-based compensation	(2,287)	(3,406)
Other	9,250	4,113
Changes in operating assets and liabilities:
Receivables	(20,493)	(17,786)
Inventories	(4,122)	(2,095)
Accounts payable	(16,407)	7,254
Income tax and alternative fuel mixture credit receivable	(132,616)	10,342
Other current assets	(13,018)	(10,757)
Accrued liabilities	32,922	26,216
Other assets	15	(2,386)
Other non-current liabilities	8,293	(8,021)
Expenditures for dispositions and discontinued operations	(5,968)	(5,142)

CASH PROVIDED BY OPERATING ACTIVITIES	214,318	248,178

INVESTING ACTIVITIES
Capital expenditures	(65,078)	(74,852)
Purchase of timberlands	-	(229,525)
Change in restricted cash	1,243	4,604
Other	(7,685)	(8,400)

CASH USED FOR INVESTING ACTIVITIES	(71,520)	(308,173)

FINANCING ACTIVITIES
Issuance of debt	257,500	155,000
Repayment of debt	(185,620)	(110,585)
Dividends paid	(118,540)	(117,639)
Repurchase of common shares	(1,388)	(3,738)
Proceeds from the issuance of common shares	9,228	8,254
Excess tax benefits on stock-based compensation	2,287	3,406
Purchase of exchangeable note hedge (Note 15)	(23,460)	-
Proceeds from issuance of warrant (Note 15)	12,506	-
Debt issuance costs	(4,129)	-

CASH USED FOR FINANCING ACTIVITIES	(51,616)	(65,302)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	278	(792)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	91,460	(126,089)
Balance, beginning of year	61,685	181,081

Balance, end of period	$153,145	$54,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$21,749	$22,213

Income taxes	$9,547	$765

Non-cash investing activity:
Capital assets purchased on account	$3,315	$5,118

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements and notes reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

New or Recently Adopted Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for convertible debt instruments which may be settled in cash upon conversion. This guidance requires entities with convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The Company adopted this guidance on January 1, 2009 and retrospectively applied the fair value of the equity component net of accumulated amortization in 2007 and 2008. The adoption resulted in the recognition of a $23.7 million debt discount, an $8.7 million deferred tax liability and a $15.0 million increase to shareholders’ equity, net of income taxes as of December 31, 2008. The Company recorded additional interest expense, net of tax benefits, related to the amortization of the debt discount of $2.9 million, or $.04 per diluted share, and $2.6 million, or $0.03 per diluted share, in the nine months ended September 30, 2009 and 2008. See Note 15 – Convertible Debt for additional information on the Company’s convertible debt.

In December 2008, the FASB issued new guidance related to employers’ disclosures about postretirement benefit plan assets. The guidance amended previous guidance to require disclosure of investment policies, strategies, categories of plan assets and information about the fair value measurements of plan assets of a defined pension or other postretirement plan. The disclosures are effective for fiscal years ending after December 15, 2009. The Company will properly disclose all information required by this new guidance related to postretirement benefit plan assets in its 2009 Form 10-K.

In May 2009, the FASB issued new guidance related to the disclosure of subsequent events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. As such, the Company evaluated events and transactions that occurred during the period from September 30, 2009, the date of the balance sheet, through October 28, 2009, the date of issuance of the unaudited interim condensed consolidated financial statements, and did not identify any events or transactions that should be recognized or disclosed.

In June 2009, the FASB issued new guidance related to the accounting for transfers of financial assets. The new standard eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and associated guidance and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. Existing QSPEs will be evaluated for consolidation under the provisions related to the consolidation of controlling and non-controlling interests in an entity. The Standard is effective for fiscal years beginning after November 15, 2009. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements.

In June 2009, the FASB issued new guidance related to enhanced disclosures by public entities and enterprises by replacing the quantitative-based risks and rewards calculation for determining which enterprise has a controlling interest in a variable interest entity with an approach primarily qualitative in nature. This Standard requires additional disclosures about an enterprise’s involvement in variable interest entities and is effective for fiscal years beginning after November 15, 2009. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

2.	ALTERNATIVE FUEL MIXTURE CREDIT

The U.S. Internal Revenue Code provides a tax credit for taxpayers that produce and use an alternative fuel in the operation of their business. Rayonier produces and uses an alternative fuel (“black liquor”) at its Jesup, Georgia and Fernandina Beach, Florida Performance Fibers mills. The credit is $0.50 per gallon for each gallon of alternative fuel used in operations. On April 8, 2009, Rayonier received notification from the Internal Revenue Service that its application for registration as an alternative fuel mixer had been approved. Accordingly, the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2009, include a credit of $55.8 million and $141.8 million, net of associated expenses, recorded in “Other operating income, net” for black liquor produced and used. The Company will continue to recognize credits as they are earned through the expiration of the tax credit, currently scheduled for December 31, 2009.

3.	INVESTMENT IN JOINT VENTURE

The Company holds a 40 percent interest in a joint venture (“JV”) that owns or leases approximately 327,000 acres of New Zealand timberlands. In addition to the investment, Rayonier New Zealand Limited (“RNZL”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business. In the third quarter of 2008, Rayonier’s Board of Directors approved a plan to offer to sell the Company’s 40 percent interest in the JV as well as the operations of RNZL. As a result, the operating results of the JV and RNZL were segregated from continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations.

In the second quarter of 2009, as a result of distressed capital markets and the weak global economic conditions, Rayonier and its joint venture partners decided to discontinue the sale process of their New Zealand holdings and continue with on-going operations. Accordingly, the operating results are included in continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented.

4.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income [1]	$81,140	$28,902	$214,814	$105,164

Shares used for determining basic earnings per common share	79,145,323	78,580,895	78,956,526	78,404,815

Dilutive effect of:
Stock options	413,740	645,664	356,068	691,910
Performance and restricted shares	548,052	344,804	433,440	292,560

Shares used for determining diluted earnings per common share	80,107,115	79,571,363	79,746,034	79,389,285

Basic earnings per common share: [1]	$1.03	$0.37	$2.72	$1.34

Diluted earnings per common share: [1]	$1.01	$0.36	$2.69	$1.32

[1]

2008 has been restated as a result of adopting new guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – Basis of Presentation and New Accounting Pronouncements.

5.	INCOME TAXES

Rayonier is a real estate investment trust (“REIT”). In general, only the Company’s taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualified activities, are subject to U.S. federal and state corporate income tax. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

basis for property held by the Company upon REIT election at January 1, 2004) on taxable sales of such built-in gain property during the first 10 years following the election to be taxed as a REIT. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on income from taxable REIT subsidiary operations and on certain property sales. In addition, the Company is subject to foreign tax on non-U.S. operations.

Provision for Income Taxes

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and like-kind exchange (“LKE”) transactions. Third quarter tax rates before discrete items were 25.2 percent and 14.3 percent in 2009 and 2008, respectively. Year-to-date effective tax rates before discrete items were 22.1 percent and 15.5 percent in 2009 and 2008 respectively. The increased rates in 2009 were due to proportionately higher earnings from the Company’s taxable REIT subsidiary. REIT income not subject to tax decreased the tax rates (from the statutory rate) by 13.0 percent and 19.7 percent for the nine months ending September 30, 2009 and 2008, respectively.

Including discrete items, the effective tax rates for the quarter and year-to-date were 17.8 percent and 14.6 percent compared to 23.0 percent and 17.9 percent in 2008, respectively. In the third quarter of 2008, the Company recorded discrete tax items primarily related to the Company’s decision to offer its New Zealand operations for sale.

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, the Company recognizes the impact of a tax position if the position is “more likely than not” to prevail upon examination by the IRS. At September 30, 2009 and December 31, 2008, the Company’s liability was $18.1 million and $3.9 million, respectively. The increase reflects changes as a result of the uncertain positions taken or expected to be taken during the current year and IRS’ examination of tax years 2005 and 2006.

6.	RESTRICTED DEPOSITS

For certain real estate sales to qualify for LKE treatment, the sales proceeds must be deposited with a third party intermediary and accounted for as restricted cash until qualifying replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company and reclassified as cash after 180 days. As of September 30, 2009 and December 31, 2008, the Company had $0.2 million and $1.5 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were on deposit with an LKE intermediary.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

7.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the nine months ended September 30, 2009 and the year ended December 31, 2008 is shown below (share amounts not in thousands):

	Common Shares		Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount [1]	Earnings [1]	Income (Loss)	Equity
Balance, December 31, 2007	78,216,696	$506,650	$518,618	$(25,638)	$999,630

Net income	-	-	148,583	-	148,583
Dividends ($2.00 per share)	-	-	(157,270)	-	(157,270)
Issuance of shares under incentive stock plans	690,031	8,265	-	-	8,265
Stock-based compensation	-	13,344	-	-	13,344
Excess tax benefit on stock-based compensation	-	3,248	-	-	3,248
Repurchase of common shares	(92,296)	(3,979)	-	-	(3,979)
Net loss from pension and postretirement plans	-	-	-	(65,527)	(65,527)
Retiree medical benefit plan amendment	-	-	-	16,377	16,377
Foreign currency translation adjustment	-	-	-	(23,508)	(23,508)
Other	-	(226)	-	-	(226)

Balance, December 31, 2008	78,814,431	$527,302	$509,931	$(98,296)	$938,937

Net income	-	-	214,814	-	214,814
Dividends ($1.50 per share)	-	-	(118,737)	-	(118,737)
Issuance of shares under incentive stock plans	688,101	9,228	-	-	9,228
Stock-based compensation	-	11,952	-	-	11,952
Excess tax benefit on stock-based compensation	-	2,287	-	-	2,287
Repurchase of common shares	(49,362)	(1,388)	-	-	(1,388)
Warrants and hedge, net (Note 15)	-	(2,391)	-	-	(2,391)
Equity portion of convertible debt (Note 15)	-	8,850	-	-	8,850
Amortization of pension and postretirement plans	-	-	-	2,286	2,286
Foreign currency translation adjustment	-	-	-	13,568	13,568
Joint venture cash flow hedges	-	-	-	(1,659)	(1,659)

Balance, September 30, 2009	79,453,170	$555,840	$606,008	$(84,101)	$1,077,747

[1]

2008 has been restated as a result of adopting new guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – Basis of Presentation and New Accounting Pronouncements.

8.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels under contract previously in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of the Company’s lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are combined and reported in “Other Operations.” Sales between operating segments are made based on fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	September 30, 2009	December 31, 2008
ASSETS
Timber	$1,307,575	$1,323,111
Real Estate	71,762	73,021
Performance Fibers	527,016	495,659
Wood Products	23,193	26,573
Other Operations	22,782	26,565
Corporate and other [1]	339,856	136,935

TOTAL	$2,292,184	$2,081,864

[1]	Includes $133 million in net receivables due to the alternative fuel mixture credit recorded in 2009. See Note 2 – Alternative Fuel Mixture Credit for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
SALES
Timber	$46,465	$42,902	$124,957	$145,359
Real Estate	21,966	26,014	89,936	78,790
Performance Fibers	216,837	210,096	597,580	572,143
Wood Products	13,259	24,098	37,532	67,499
Other Operations	8,512	14,355	23,171	42,734
Intersegment Eliminations	(6,391)	-	(14,445)	-

TOTAL	$300,648	$317,465	$858,731	$906,525

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
OPERATING INCOME (LOSS)
Timber	$1,038	$(1,414)	$(867)	$20,089
Real Estate	12,795	14,017	51,363	50,401
Performance Fibers	49,524	43,029	125,060	116,832
Wood Products	(1,999)	327	(8,142)	(2,555)
Other Operations	(1,286)	463	(2,618)	982
Corporate and other [1]	51,076	(7,421)	123,761	(22,668)

TOTAL	$111,148	$49,001	$288,557	$163,081

[1]

Three and nine months ended September 30, 2009 include $55.8 million and $141.8 million relating to the alternative fuel mixture credit. See Note 2 – Alternative Fuel Mixture Credit for additional information.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
DEPRECIATION, DEPLETION
AND AMORTIZATION
Timber	$19,083	$19,636	$58,515	$59,110
Real Estate	4,811	5,155	22,256	10,483
Performance Fibers	15,025	14,028	42,021	38,029
Wood Products	1,060	1,161	3,491	3,967
Other Operations	1	7	2	24
Corporate and other	179	151	549	424

TOTAL	$40,159	$40,138	$126,834	$112,037

9.	FINANCIAL INSTRUMENTS

Commodity Swap Agreements

The Company enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The forward contracts partially mitigate the risk of a change in Performance Fibers’ margins resulting from an increase or decrease in fuel oil and natural gas prices. At September 30, 2009, the Company had hedges through the end of 2009 on 15,700 barrels of fuel oil. The Company’s commodity forward contracts do not qualify for hedge accounting and instead are required to be marked-to-market. The mark-to-market adjustments are recorded in “Other operating income, net.”

The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Condensed Consolidated Balance Sheets:

		Fair Value at:
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2009	December 31, 2008
Fuel oil contracts	Other current liabilities	$(122)	$(3,825)

The following table presents the impact of derivative instruments and their location within the Condensed Consolidated Statements of Income and Comprehensive Income:

Derivatives not designated	Location of (Loss)/Gain	Three Months Ended September 30,		Nine Months Ended September 30,
as hedging instruments	Recognized in Income	2009	2008	2009	2008
Fuel oil contracts	Other operating income, net	$(5)	$(346)	$1,216	$750

10.	FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Asset (liability)	Carrying Value at September 30, 2009	Level 2
Investment in qualified special-purpose entity	$2,757	$2,757
Commodity swap agreements	(122)	(122)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at September 30, 2009 and December 31, 2008, using market information and what the Company believes to be appropriate valuation methodologies.

	September 30, 2009		December 31, 2008
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$153,145	$153,145	$61,685	$61,685
Short-term debt	(660)	(660)	(620)	(620)
Long-term debt	(809,070)	(912,929)	(746,591)	(700,369)

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

The Company provides financial guarantees as required by creditors, insurance programs, and federal, state and non-U.S. governmental agencies. As of September 30, 2009, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$47,745	$39,278
Guarantees (2)	3,767	53
Surety bonds (3)	11,128	1,956

Total	$62,640	$41,287

(1)

Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit supports obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2009 and 2010, and will be renewed as required.

(2)

In conjunction with RNZL’s sale of timberlands to the New Zealand JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaults on the bond, the Company would then have to perform. As of September 30, 2009, a payment of $1.2 million remains. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special-purpose entity that was established to complete the monetization. At September 30, 2009 and December 31, 2008, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

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

An analysis of activity in the liabilities for dispositions and discontinued operations for the nine months ended September 30, 2009 and the year ended December 31, 2008, is as follows:

	September 30, 2009	December 31, 2008
Balance, January 1	$104,575	$113,685
Expenditures charged to liabilities	(5,968)	(7,660)
Increase (reduction) to liabilities	974	(1,450)

Balance, end of period	99,581	104,575
Less: Current portion	(9,354)	(8,214)

Non-current portion	$90,227	$96,361

The Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of September 30, 2009, this amount could range up to $32 million and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or improved environmental remediation technologies, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

For additional information on the Company’s environmental liabilities refer to Note 15 – Liabilities for Dispositions and Discontinued Operations in the 2008 Annual Report on Form 10-K.

13.	CONTINGENCIES

From time to time, Rayonier becomes subject to pending and threatened litigation in commercial, tort, regulatory and environmental matters, among others. For additional information refer to Note 16 – Contingencies in the 2008 Annual Report on Form 10-K.

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

East Point, Georgia Notice of Violation (“NOV”) — In the Company’s 2008 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the second quarter of 2009, there was a discussion of an NOV and proposed consent order received on March 28, 2008 by Southern Wood Piedmont Company (“SWP”) from the Environmental Protection Division (“EPD”) of the Georgia Department of Natural Resources, relating to SWP’s East Point, Georgia site. On October 23, 2009, EPD and SWP reached agreement to resolve this entire matter via a negotiated consent order, whereby SWP agreed, among other things, to pay a penalty of $100,000 and perform additional soil and groundwater investigatory and analysis activities on an agreed-upon timetable, and prepare an amended corrective action plan for the site, with stipulated penalties if these activities are not performed within the specified timeframes. The Company believes that, based on current information, its liabilities at September 30, 2009 adequately reflect the probable costs to be incurred based upon the ultimate resolution of this matter.

There have been no material changes in the status of the other specific matters referenced in Note 16 – Contingencies in the 2008 Annual Report on Form 10-K.

14.	EMPLOYEE BENEFIT PLANS

The Company has four qualified non-contributory defined benefit pension plans covering a majority of its employees and an unfunded pension plan which provides benefits in excess of amounts allowable under current tax law in the qualified plans. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The net periodic benefit costs for the Company’s pension and postretirement plans (medical and life insurance) are shown in the following table:

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$1,182	$1,718	$181	$138
Interest cost	4,864	4,142	257	287
Expected return on plan assets	(5,489)	(5,215)	-	-
Amortization of prior service cost	664	358	22	490
Amortization of plan amendment	-	-	(2,391)	(797)
Amortization of losses	1,949	1,211	1,273	139

Net periodic benefit cost	$3,170	$2,214	$(658)	$257

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$4,867	$5,022	$361	$479
Interest cost	13,562	12,109	858	1,595
Expected return on plan assets	(16,071)	(15,490)	-	-
Amortization of prior service cost	1,372	1,042	66	864
Amortization of plan amendment	-	-	(7,175)	(797)
Amortization of losses	4,647	3,540	4,389	725

Net periodic benefit cost	$8,377	$6,223	$(1,501)	$2,866

The Company contributed approximately $9 million to the pension plans during the nine months ended September 30, 2009. The Company expects pension contributions to be approximately $10 million for full year 2009.

15.	CONVERTIBLE DEBT

4.50% Convertible notes issued August 2009

In August 2009, Rayonier TRS Holdings Inc. (“TRS”), a wholly-owned subsidiary of Rayonier, issued $172.5 million of 4.50 percent Senior Exchangeable Notes due 2015. The notes are guaranteed by Rayonier and are non-callable. The $172.5 million in principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier. Noteholders may convert their notes to common stock of Rayonier Inc., subject to certain conversion provisions including the market price of the stock and the trading price of the convertible notes. The initial exchange rate is 19.91 shares per $1,000 principal based on an exchange price equal to 122.5 percent of the stock’s closing price of $41.01 on August 6, 2009, or $50.24 per share.

In separate transactions, TRS and Rayonier purchased exchangeable note hedges and sold warrants, respectively, based on 3,433,699 underlying shares of Rayonier. These transactions had the effect of increasing the conversion premium from 22.5 percent to 46 percent or to $60.00 per share. The exchangeable note hedge and warrant transactions are intended to limit exposure of potential dilution to Rayonier shareholders from noteholders who could exchange the notes for Rayonier common shares. On exercise of the hedges, TRS will receive shares of Rayonier common stock equal to the difference between the then market price and the strike price of $50.24. The holders of the warrants will receive net shares from Rayonier if the share price is above $60.00 at maturity of the warrants.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The purchased hedges and sold warrants are not part of the terms of the notes and will not affect the noteholders’ rights. Likewise, the noteholders will not have any rights with respect to the hedges or the warrants. The purchased hedges and the sold warrants meet the definition of derivatives. However, because these instruments have been determined to be indexed to the Company’s own stock and have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheet, the instruments are not subject to the mark-to-market adjustments

3.75% Convertible notes issued October 2007

In October 2007, TRS issued $300 million of 3.75 percent Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier and are non-callable. The $300 million in principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier. Noteholders may convert their notes subject to certain conversion provisions including the market price of the Company’s common stock and the trading price of the convertible notes. The initial exchange rate is 18.24 shares per $1,000 principal based on an exchange price equal to 122 percent of the stock’s closing price of $44.93 on October 10, 2007, or $54.81 per share.

In separate transactions, TRS and Rayonier purchased an exchangeable note hedge and sold warrants, respectively, based on 5,472,991 underlying shares of Rayonier. These transactions had the effect of increasing the conversion premium from 22 percent to 40 percent or to $62.90 per share. On exercise of the hedge, TRS will receive shares of Rayonier common stock equal to the difference between the then market price and the strike price of $54.81. The holders of the warrants will receive net shares from Rayonier if the share price is above $62.90 at maturity of the warrants.

The purchased hedge and sold warrants are not part of the terms of the notes and will not affect the noteholders’ rights. Likewise, the noteholders will not have any rights with respect to the hedge or the warrants. The purchased hedge and the sold warrants meet the definition of derivatives. However, because these instruments have been determined to be indexed to the Company’s own stock and have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheet, the instruments are not subject to the mark-to-market adjustments.

The amounts related to convertible debt in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2009	December 31, 2008
Liabilities:
Principal amount of debt
3.75% Senior Exchangeable Notes	$300,000	$300,000
4.50% Senior Exchangeable Notes	172,500	-
Unamortized discount
3.75% Senior Exchangeable Notes	(19,423)	(23,748)
4.50% Senior Exchangeable Notes	(13,687)	-

Net carrying amount of debt	$439,390	$276,252
Equity:
Common Stock	$28,093	$19,243

The unamortized discounts for the 3.75 percent and 4.50 percent Senior Exchangeable Notes will be amortized through October 2012 and August 2015, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The amount of interest related to the convertible debt recognized in the Condensed Consolidated Statements of Income and Comprehensive Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Contractual interest coupon
3.75% Senior Exchangeable Notes	$2,813	$2,813	$8,438	$8,412
4.50% Senior Exchangeable Notes	970	-	970	-
Amortization of debt discount
3.75% Senior Exchangeable Notes	1,442	1,342	4,325	4,027
4.50% Senior Exchangeable Notes	250	-	250	-

Total interest expense recognized	$5,475	$4,155	$13,983	$12,439

The effective interest rate on the liability component of both issues for the three and nine months ended September 30, 2009 and 2008 was 6.21 percent.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following:

	September 30, 2009	December 31, 2008
Foreign currency translation adjustments	$24,357	$10,789
Joint venture cash flow hedges	(1,659)	-
Unrecognized components of employee benefit plans, net of tax	(106,799)	(109,085)

Total	$(84,101)	$(98,296)

During the nine months ended September 30, 2009, the increase in net foreign currency translation adjustments was due to the strengthening of the New Zealand dollar against the U.S. dollar.

17.	CONSOLIDATING FINANCIAL STATEMENTS

In October 2007, TRS issued $300 million of 3.75 percent Senior Exchangeable Notes due 2012, and in August 2009 TRS issued $172.5 million of 4.5 percent Senior Exchangeable Notes due 2015. The notes for both transactions are guaranteed by Rayonier and are non-callable. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of Rayonier incurred for the benefit of its subsidiaries.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended September 30, 2009

	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$266,859	$47,691	$(13,902)	$300,648

Costs and Expenses
Cost of sales	-	-	215,399	31,218	(14,781)	231,836
Selling and general expenses	2,926	-	12,222	829	(5)	15,972
Other operating expense (income), net	43	-	(57,004)	(2,290)	-	(59,251)

	2,969	-	170,617	29,757	(14,786)	188,557
Equity in (loss) income of New Zealand joint venture	(1,248)	-	305	-	-	(943)

OPERATING (LOSS) INCOME	(4,217)	-	96,547	17,934	884	111,148

Interest income (expense)	209	(5,919)	(5,920)	(1,159)	-	(12,789)
Interest and miscellaneous income (expense), net	1,255	(1,124)	(1,087)	1,296	(30)	310
Equity in income from subsidiaries	85,757	71,305	-	-	(157,062)	-

INCOME BEFORE INCOME TAXES	83,004	64,262	89,540	18,071	(156,208)	98,669
Income tax (expense) benefit	(1,864)	2,570	(18,235)	-	-	(17,529)

NET INCOME	$81,140	$66,832	$71,305	$18,071	$(156,208)	$81,140

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended September 30, 2008

	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$294,079	$31,907	$(8,521)	$317,465

Costs and Expenses
Cost of sales	-	-	245,697	28,418	(21,401)	252,714
Selling and general expenses	2,606	-	12,769	817	-	16,192
Other operating expense (income), net	61	-	(109)	(1,440)	-	(1,488)

	2,667	-	258,357	27,795	(21,401)	267,418
Equity in (loss) income of New Zealand joint venture	(626)	-	(420)	-	-	(1,046)

OPERATING (LOSS) INCOME	(3,293)	-	35,302	4,112	12,880	49,001

Interest income (expense)	1,076	(4,507)	(7,238)	(1,161)	1	(11,829)
Interest and miscellaneous income (expense), net	901	(773)	(979)	1,224	(32)	341
Equity in income from subsidiaries	26,987	13,315	-	-	(40,302)	-

INCOME BEFORE INCOME TAXES	25,671	8,035	27,085	4,175	(27,453)	37,513
Income tax benefit (expense)	3,231	1,928	(13,770)	-	-	(8,611)

NET INCOME	$28,902	$9,963	$13,315	$4,175	$(27,453)	$28,902

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Nine Months Ended September 30, 2009

	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$724,718	$165,713	$(31,700)	$858,731

Costs and Expenses
Cost of sales	-	-	599,381	108,397	(34,923)	672,855
Selling and general expenses	7,824	-	34,635	2,503		44,962
Other operating expense (income), net	131	-	(143,781)	(6,775)	-	(150,425)

	7,955	-	490,235	104,125	(34,923)	567,392
Equity in (loss) income of New Zealand joint venture	(2,808)	-	26	-	-	(2,782)

OPERATING (LOSS) INCOME	(10,763)	-	234,509	61,588	3,223	288,557

Interest expense	(27)	(15,133)	(18,998)	(3,472)	-	(37,630)
Interest and miscellaneous income (expense), net	2,831	(2,671)	(3,357)	3,884	(93)	594
Equity in income from subsidiaries	227,265	173,441	-	-	(400,706)	-

INCOME BEFORE INCOME TAXES	219,306	155,637	212,154	62,000	(397,576)	251,521
Income tax (expense) benefit	(4,492)	6,498	(38,713)	-	-	(36,707)

NET INCOME	$214,814	$162,135	$173,441	$62,000	$(397,576)	$214,814

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Nine Months Ended September 30, 2008

	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$786,359	$327,734	$(207,568)	$906,525

Costs and Expenses
Cost of sales	-	-	655,412	125,817	(80,468)	700,761
Selling and general expenses	7,952	-	37,658	2,388	-	47,998
Other operating expense (income), net	1	-	(1,894)	(4,300)	-	(6,193)

	7,953	-	691,176	123,905	(80,468)	742,566
Equity in (loss) income of New Zealand joint venture	(629)	-	(249)	-	-	(878)

OPERATING (LOSS) INCOME	(8,582)	-	94,934	203,829	(127,100)	163,081

Interest income (expense)	1,704	(13,497)	(21,153)	(4,497)	5	(37,438)
Interest and miscellaneous income (expense), net	2,679	(2,320)	(1,606)	3,807	(98)	2,462
Equity in income from subsidiaries	107,165	41,183	-	-	(148,348)	-

INCOME BEFORE INCOME TAXES	102,966	25,366	72,175	203,139	(275,541)	128,105
Income tax benefit (expense)	2,198	5,853	(30,992)	-	-	(22,941)

NET INCOME	$105,164	$31,219	$41,813	$203,139	$(275,541)	$105,164

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of September 30, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,759	$-	$91,908	$47,478	$-	$153,145
Accounts receivable, less allowance for doubtful accounts	50	-	95,129	1,893	-	97,072
Inventory	-	-	108,847	-	(8,872)	99,975
Intercompany interest receivable	-	-	-	1,261	(1,261)	-
Income tax and alternative fuel mixture credit receivable	563	-	133,939	-	-	134,502
Prepaid and other current assets	2,769	-	54,015	2,160	-	58,944

Total current assets	17,141	-	483,838	52,792	(10,133)	543,638

TIMBER AND TIMBERLANDS

NET OF DEPLETION AND AMORTIZATION	1,807	-	87,931	1,101,951	-	1,191,689

NET PROPERTY, PLANT AND EQUIPMENT	1,647	-	343,185	944	509	346,285

INVESTMENT IN JOINT VENTURE	73,417	-	(24,568)	-	-	48,849

INVESTMENT IN SUBSIDIARIES	1,086,652	789,766	-	-	(1,876,418)	-

INTERCOMPANY/NOTES RECEIVABLE	16,473	-	-	-	(16,473)	-

OTHER ASSETS	23,445	12,430	516,576	5,710	(396,438)	161,723

TOTAL ASSETS	$1,220,582	$802,196	$1,406,962	$1,161,397	$(2,298,953)	$2,292,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,781	$-	$45,532	$797	$-	$49,110
Bank loans and current maturities	-	-	660	-	-	660
Accrued interest	517	6,148	6,510	1,127	-	14,302
Current liabilities for dispositions and discontinued operations	-	-	9,354	-	-	9,354
Other current liabilities	14,404	-	56,255	22,280	-	92,939

Total current liabilities	17,702	6,148	118,311	24,204	-	166,365

LONG-TERM DEBT	-	439,390	317,100	52,580	-	809,070

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	-	-	90,227	-	-	90,227

PENSION AND OTHER POSTRETIREMENT BENEFITS	84,178	-	29,614	-	-	113,792

OTHER NON-CURRENT LIABILITIES	10,824	-	23,485	23,606	(22,932)	34,983

INTERCOMPANY PAYABLE	30,131	-	38,459	7,546	(76,136)	-

TOTAL LIABILITIES	142,835	445,538	617,196	107,936	(99,068)	1,214,437

TOTAL SHAREHOLDERS’ EQUITY	1,077,747	356,658	789,766	1,053,461	(2,199,885)	1,077,747

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,220,582	$802,196	$1,406,962	$1,161,397	$(2,298,953)	$2,292,184

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$122,216	$25,000	$58,394	$169,973	$(161,265)	$214,318

INVESTING ACTIVITIES
Capital expenditures	(4)	-	(45,513)	(22,155)	2,594	(65,078)
Change in restricted cash	-	-	-	1,243	-	1,243
Investment In Subsidiaries	-	(144,911)	-	-	144,911	-
Other	-	-	(7,240)	(445)	-	(7,685)

CASH USED FOR INVESTING ACTIVITIES	(4)	(144,911)	(52,753)	(21,357)	147,505	(71,520)

FINANCING ACTIVITIES
Issuance of debt	-	172,500	5,000	80,000	-	257,500
Repayment of debt	(20,000)	-	(85,620)	(80,000)	-	(185,620)
Dividends paid	(118,540)	-	-	-	-	(118,540)
Proceeds from issuance of common shares	9,228	-	-	-	-	9,228
Excess tax benefits on stock-based compensation	-	-	2,287	-	-	2,287
Repurchase of common shares	(1,388)	-	-	-	-	(1,388)
Purchase of exchangeable note hedge	-	(23,460)	-	-	-	(23,460)
Proceeds from issuance of warrant	12,506	-	-	-	-	12,506
Debt issuance costs	-	(4,129)	-	-	-	(4,129)
Distributions to / from Parent	-	(25,000)	117,240	(106,000)	13,760	-

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(118,194)	119,911	38,907	(106,000)	13,760	(51,616)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	278	-	-	278

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	4,018	-	44,826	42,616	-	91,460
Balance, beginning of year	9,741	-	47,082	4,862	-	61,685

Balance, end of period	$13,759	$-	$91,908	$47,478	$-	$153,145

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated) (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$47,027	$18,970	$126,401	$324,596	$(268,816)	$248,178

INVESTING ACTIVITIES
Capital expenditures	-	-	(50,784)	(24,068)	-	(74,852)
Purchase of timberlands	-	-	(241,959)	(167,882)	180,316	(229,525)
Change in restricted cash	-	-	-	4,604	-	4,604
Investment In Subsidiaries	-	11,030	-	-	(11,030)	-
Other	-	-	(10,270)	1,870	-	(8,400)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	-	11,030	(303,013)	(185,476)	169,286	(308,173)

FINANCING ACTIVITIES
Issuance of debt	20,000	-	120,000	15,000	-	155,000
Repayment of debt	-	-	(40,585)	(70,000)	-	(110,585)
Dividends paid	(117,639)	-	-	-	-	(117,639)
Repurchase of common shares	(3,738)	-	-	-	-	(3,738)
Proceeds from issuance of common shares	8,254	-	-	-	-	8,254
Excess tax benefits on stock-based compensation	-	-	3,406	-	-	3,406
Repayment of intercompany	50,000	-	-	(50,000)	-	-
Distributions to / from Parent	-	(30,000)	(41,030)	(28,500)	99,530	-

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(43,123)	(30,000)	41,791	(133,500)	99,530	(65,302)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	(792)	-	-	(792)

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	3,904	-	(135,613)	5,620	-	(126,089)
Balance, beginning of year	4,211	-	173,029	3,841	-	181,081

Balance, end of period	$8,115	$-	$37,416	$9,461	$-	$54,992

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Condensed Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with the 2008 Annual Report on Form 10-K.

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

In the second quarter of 2009, as a result of distressed capital markets and the weak global economic conditions, Rayonier and its joint venture partners decided to discontinue the sale process of their New Zealand holdings and continue with on-going operations. As such, the operating results are included in continuing operations. See Note 3 – Investment in Joint Venture for additional information.

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

Results of Operations, Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008.

Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales

Timber	$46.5	$42.9	$125.0	$145.4

Real Estate
Development	-	1.6	1.4	2.4
Rural	14.1	7.3	23.7	43.6
Non-Strategic Timberlands	7.8	17.1	64.8	32.8

Total Real Estate	21.9	26.0	89.9	78.8

Performance Fibers
Cellulose Specialties	173.1	156.8	464.5	436.5
Absorbent Materials	43.7	53.3	133.1	135.6

Total Performance Fibers	216.8	210.1	597.6	572.1

Wood Products	13.3	24.1	37.5	67.5

Other operations	8.5	14.4	23.2	42.7

Intersegment Eliminations	(6.4)	-	(14.5)	-

Total Sales	$300.6	$317.5	$858.7	$906.5

Operating Income (Loss)

Timber	$1.0	$(1.4)	$(0.9)	$20.1

Real Estate	12.8	14.0	51.4	50.4

Performance Fibers	49.5	43.0	125.1	116.8

Wood Products	(2.0)	0.3	(8.1)	(2.6)

Other operations	(1.3)	0.5	(2.6)	1.0

Corporate and other expenses / eliminations [1]	51.1	(7.4)	123.7	(22.6)

Total Operating Income	111.1	49.0	288.6	163.1

Interest Expense	(12.8)	(11.8)	(37.6)	(37.4)

Interest / Other income	0.3	0.3	0.5	2.4

Income tax expense	(17.5)	(8.6)	(36.7)	(22.9)

Net Income	$81.1	$28.9	$214.8	$105.2

Diluted Earnings Per Share	$1.01	$0.36	$2.69	$1.32

[1]

The three and nine months ended September 30, 2009 include $56 million and $142 million, respectively, relating to the alternative fuel mixture credit. See Note 2 – Alternative Fuel Mixture Credit for additional information.

TIMBER

Sales (in millions)		Changes Attributable to:

	2008	Price/Mix	Volume	Other	2009
Three months ended September 30,
Eastern	$23.9	$(8.1)	$13.7	$-	$29.5
Western	16.6	(2.7)	0.9	-	14.8
New Zealand	2.4	-	-	(0.2)	2.2

Total Sales	$42.9	$(10.8)	$14.6	$(0.2)	$46.5

Nine months ended September 30,
Eastern	$76.6	$(29.2)	$36.9	$-	$84.3
Western	61.3	(10.5)	(16.0)	-	34.8
New Zealand	7.5	-	-	(1.6)	5.9

Total Sales	$145.4	$(39.7)	$20.9	$(1.6)	$125.0

Operating Income (Loss) (in millions)		Changes Attributable to:

	2008	Price/Mix	Volume	Cost/Other	2009
Three months ended September 30,
Eastern	$1.6	$(8.1)	$3.4	$5.5	$2.4
Western	(2.0)	(2.7)	0.1	4.2	(0.4)
New Zealand/Other	(1.0)	-	-	-	(1.0)

Total Operating Income (Loss)	$(1.4)	$(10.8)	$3.5	$9.7	$1.0

Nine months ended September 30,
Eastern	$7.1	$(29.2)	$12.0	$18.9	$8.8
Western	13.9	(10.5)	(9.5)	(0.6)	(6.7)
New Zealand/Other	(0.9)	-	-	(2.1)	(3.0)

Total Operating Income (Loss)	$20.1	$(39.7)	$2.5	$16.2	$(0.9)

In the Eastern Region, sales and operating income increased from the prior year periods. Volumes rose 14 and 13 percent while average prices declined 17 and 18 percent for the three and nine months ended September 30, 2009 from the prior year periods, respectively, reflecting a sales shift from sawtimber to lower-priced pulpwood. Additionally, the results reflect lower costs due to sales mix, while the nine months ended September 30, 2009 benefited from increased non-timber income.

In the Western region, average prices declined three percent and 17 percent for the quarter and year-to-date periods, respectively, while volumes increased five percent for the quarter but declined 32 percent for the year-to-date period. For the quarter, sales declined as weaker prices more than offset a slight increase in volume while operating results improved due to lower logging and transportation costs. For the year-to-date results, sales and operating income declined primarily due to weak market prices and lower volumes from planned harvest reductions.

The segment’s year-to-date results were also impacted by lower equity earnings from the New Zealand joint venture due to weaker markets and a significant first quarter 2008 timberland transaction.

REAL ESTATE

Sales (in millions)		Changes Attributable to:
	2008	Price/Mix	Volume	2009
Three months ended September 30,
Development	$1.6	$-	$(1.6)	$-
Rural	7.3	(5.9)	12.7	14.1
Non-Strategic Timberlands	17.1	3.2	(12.5)	7.8

Total Sales	$26.0	$(2.7)	$(1.4)	$21.9

Nine months ended September 30,
Development	$2.4	$(0.2)	$(0.8)	$1.4
Rural	43.6	(11.6)	(8.3)	23.7
Non-Strategic Timberlands	32.8	(16.5)	48.5	64.8

Total Sales	$78.8	$(28.3)	$39.4	$89.9

Operating Income (in millions)		Changes Attributable to:

	2008	Price/Mix	Volume	Cost/Other	2009
Three months ended September 30,
Total Operating Income	$14.0	$(2.7)	$(1.4)	$2.9	$12.8

Nine months ended September 30,
Total Operating Income	$50.4	$(28.3)	$25.5	$3.8	$51.4

Sales and operating income declined during the third quarter, compared to the prior year period as increased rural property sales were more than offset by lower non-strategic timberland and development acres, as well as reduced rural prices. Also impacting the quarter’s results were higher non-strategic timberland prices as well as lower costs per acre due to sales mix.

For the nine months ended September 30, 2009, sales and operating income increased due to higher non-strategic timberland sales partially offset by lower prices due to sales mix and a decline in rural property sales, compared to the prior year period.

PERFORMANCE FIBERS

Sales (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	2009
Three months ended September 30,
Cellulose Specialties	$156.8	$18.6	$(2.3)	$173.1
Absorbent Materials	53.3	(10.0)	0.4	43.7

Total Sales	$210.1	$8.6	$(1.9)	$216.8

Nine months ended September 30,
Cellulose Specialties	$436.5	$62.7	$(34.7)	$464.5
Absorbent Materials	135.6	(19.2)	16.7	133.1

Total Sales	$572.1	$43.5	$(18.0)	$597.6

Cellulose specialties prices increased 12 percent and 16 percent for the three and nine months ended September 30, 2009 compared to the prior year periods, respectively, while volumes declined one percent and eight percent for the quarter and year, respectively, primarily due to the timing of customer orders. The higher sales prices reflect annual price increases that were effective on January 1, 2009 net of the removal of a cost-related surcharge in the third quarter of 2009.

Absorbent materials prices declined 19 percent and 13 percent while volumes increased one percent and 14 percent for the quarter and year, respectively. Prices declined due to weaker markets during both comparable periods, while volumes improved primarily due to improved production as the 2008 results were impacted by unplanned maintenance outages.

Operating Income (in millions)		Changes Attributable to:

	2008	Price	Volume/Mix	Costs	2009
Three months ended September 30,
Total Operating Income	$43.0	$8.6	$(0.5)	$(1.6)	$49.5

Nine months ended September 30,
Total Operating Income	$116.8	$43.5	$(7.7)	$(27.5)	$125.1

Operating income reflects higher cellulose specialties prices, declines in cellulose specialties volumes and absorbent material prices and increased production costs. The year-to-date costs were impacted by increased chemical prices, primarily caustic.

WOOD PRODUCTS

Sales (in millions)		Changes Attributable to:
	2008	Price	Volume/Mix	2009
Three months ended September 30,
Total Sales	$24.1	$(3.2)	$(7.6)	$13.3

Nine months ended September 30,
Total Sales	$67.5	$(8.5)	$(21.5)	$37.5

Sales declined during both 2009 periods as a result of lower prices and volumes due to the weak housing market and planned production curtailments. We are operating below capacity at our lumber mills and plan to continue at these levels until market conditions improve.

Operating Income/(Loss) (in millions)		Changes Attributable to:

	2008	Price	Volume/Mix	Costs	2009
Three months ended September 30,
Total Operating Income (Loss)	$0.3	$(3.2)	$(0.1)	$1.0	$(2.0)

Nine months ended September 30,
Total Operating Loss	$(2.6)	$(8.5)	$0.3	$2.7	$(8.1)

Operating results declined in 2009 from the prior year periods as lower prices were partially offset by improved wood costs.

OTHER OPERATIONS

Sales of $9 million for the third quarter were $6 million below the prior year period while operating income declined $2 million to an operating loss of $1 million. For the nine months ended September 30, 2009, sales of $23 million and an operating loss of $3 million were $20 million and $4 million below the prior year period, respectively. These results are primarily due to lower log trading volumes and prices, and foreign exchange losses.

Corporate and Other Expenses

In April 2009, we became certified as an alternative fuel mixer entitling us to be eligible for an alternative fuel mixture credit of 50 cents per gallon of “black liquor” (a biomass based fuel) burned as part of an alternative fuel mixture at our Performance Fibers mills. The third quarter and year-to-date 2009 include other income of $56 million and $142 million, respectively, for the credit. The Company will continue to recognize credits as they are earned through the expiration of the tax credit, currently scheduled for December 31, 2009. See Note 2 – Alternative Fuel Mixture Credit for additional information.

Excluding the alternative fuel mixture credit, corporate and other expenses declined $3 million during the quarter, compared to the prior year period, mostly due to a favorable insurance recovery, and declined $5 million during the nine month period which also benefited from a concentrated effort to reduce costs.

Interest Expense and Other Income, Net

Interest and other expenses were $1 million and $2 million higher for the three and nine months ended September 2009 compared to 2008, respectively. The third quarter of 2008 included a $1 million favorable IRS settlement. The year-to-date results reflect higher average net debt balances, partially offset by lower interest rates.

Income Tax Expense

Third quarter effective tax rates before discrete items were 25.2 percent and 14.3 percent in 2009 and 2008, respectively. For the nine months ended, the effective tax rates before discrete items were 22.1 percent and 15.5 percent in 2009 and 2008, respectively. The increase in rates in 2009 was due to proportionately higher earnings from Rayonier TRS Holdings Inc. (“TRS”), the taxable REIT subsidiary.

Including discrete items, the effective tax rates for the quarter and year-to-date were 17.8 percent and 14.6 percent compared to 23.0 percent and 17.9 percent in 2008, respectively. In the third quarter of 2008, the Company recorded discrete tax items primarily related to the Company’s decision to offer its New Zealand operations for sale.

For the nine months ended 2009, $12 million of the alternative fuel mixture credit (“AFMC”) was used to offset the TRS’ federal estimated income tax payments. While an additional $9 million is expected to be applied against income tax payments during the fourth quarter, the majority of the cash for the AFMC is anticipated to be received in 2010 after the filing of the 2009 tax return.

Outlook

We remain encouraged by signs of economic improvement, including solid demand for our Performance Fibers products and stable pulpwood markets. Our expectation of a gradual recovery in housing leads us to continue to hold off harvest of our more valuable sawtimber until pricing improves. For the full year 2009, we anticipate EBITDA to be approximately 10 percent below 2008, and EPS (excluding AFMC) to be about 20 percent below 2008. Cash generation is expected to remain strong, with CAD comparable to 2008 and well above our $2.00 per share dividend.

Liquidity and Capital Resources

Historically, our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality and seasonality in working capital needs and long-term debt has been used to fund major acquisitions. We have $122 million in installment notes coming due on December 31, 2009 and anticipate repaying a portion of the notes with the proceeds received from the $172.5 million 4.50 percent Senior Exchangeable Notes issued in August 2009 as described below.

4.50% Convertible notes issued August 2009

In August 2009, TRS issued $172.5 million of 4.50 percent Senior Exchangeable Notes due 2015. The notes are guaranteed by Rayonier and are non-callable. The $172.5 million in principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier. Noteholders may convert their notes to common stock of Rayonier Inc., subject to certain conversion provisions including the market price of the stock and the trading price of the convertible notes. TRS used a part of the net proceeds of the offering to repay a portion of the indebtedness outstanding under its credit facility and to pay for the exchangeable note hedge transactions that TRS entered into with affiliates of the initial purchasers of the notes. TRS also intends to use part of the proceeds to repay a portion of an installment note due December 31, 2009 and make a distribution in one or more dividend transactions to Rayonier. See Note 15 – Convertible Debt for additional information.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of September 30, 2009	As of December 31, 2008
Cash and cash equivalents [1]	$153	$62
Total debt [2]	810	747
Shareholders’ equity [2]	1,078	939
Total capitalization (total debt plus equity) [2]	1,888	1,686
Debt to capital ratio [2]	43%	44%

[1]	Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
[2]

2008 has been restated as a result of adopting new guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – Basis of Presentation and New Accounting Pronouncements.

Cash Provided by Operating Activities (in millions of dollars)

	2009	2008	Decrease
Nine months ended September 30,	$214	$248	$34

Cash provided by operating activities decreased $34 million primarily from lower earnings from operations in the timber segment and the timing of vendor payments.

Cash Used for Investing Activities (in millions of dollars)

	2009	2008	Decrease
Nine months ended September 30,	$72	$308	$236

Cash used for investing activities decreased $236 million as 2008 included the purchase of $230 million of timberlands as well as higher capital expenditures.

Cash Used for Financing Activities (in millions of dollars)

	2009	2008	Decrease
Nine months ended September 30,	$52	$65	$13

Cash used for financing activities decreased $13 million primarily due to higher net borrowings of $72 million in 2009 versus $44 million in 2008, partially offset by costs related to the issuance of the August 2009 convertible notes. See Note 15 – Convertible Debt for further information.

Expected 2009 Expenditures

We made pension contributions of $9 million in the first nine months of 2009 compared to $8 million made in the same period of 2008. We expect pension contributions to be approximately $10 million for full year 2009. Income tax payments totaled $10 million during the first nine months of 2009 compared to payments of $1 million in the same period 2008. We expect net tax payments to be approximately $11 million for full year 2009, compared to $13 million for full year 2008. We will not make any estimated federal income tax payments related to our 2009 TRS operations as we will offset the TRS federal income tax liability with the alternative fuel mixture credit. See Note 2 – Alternative Fuel Mixture Credit for additional information. Capital expenditures in 2009 are forecasted to be between $90 million and $95 million compared to $105 million in 2008. Environmental expenditures related to dispositions and discontinued operations were $6 million for the first nine months ended September 30, 2009 versus $5 million in the same period 2008. Full year 2009 expenditures of approximately $8 million are anticipated.

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

Below is a reconciliation of Cash Provided by Operating Activities to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash provided by operating activities	$87.1	$93.4	$214.3	$248.2
Non-cash cost of real estate sold	(1.1)	(3.0)	(6.3)	(7.6)
Income tax expense	17.5	8.6	36.7	22.9
Interest, net	12.5	11.5	37.0	35.1
Balance sheet changes related to the alternative fuel mixture credit	49.1	-	128.3	-
Other balance sheet changes	(13.9)	(21.3)	5.3	(23.3)

EBITDA	$151.2	$89.2	$415.3	$275.3

EBITDA is a non-GAAP measure of operating cash generating capacity. A non-cash expense critical to the economics of both our Timber and Real Estate core businesses is the non-cash cost basis of real estate sold. EBITDA plus the non-cash cost basis of real estate sold for the three and nine months ended September 30, 2009 and 2008 totaled $152 million and $92 million, and $422 million and $283 million, respectively.

EBITDA is also used for evaluating segment cash return on investment, allocating resources and for valuation purposes. EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
EBITDA by Segment
Timber	$20.1	$18.3	$57.6	$79.4
Real Estate	17.5	19.2	73.6	60.9
Performance Fibers	64.6	57.1	167.1	154.9
Wood Products	(1.0)	1.5	(4.7)	1.4
Other Operations	(1.3)	0.4	(2.6)	1.0
Corporate and other	51.3	(7.3)	124.3	(22.3)

Total	$151.2	$89.2	$415.3	$275.3

For the three and nine months ended September 30, 2009, EBITDA was $62 million and $140 million above the prior year periods, respectively, primarily due to the AFMC of $56 million and $142 million, respectively. The majority of the cash from the AFMC is expected to be received in 2010. Excluding the impact of the AFMC, EBITDA for third quarter 2009 was $6 million above 2008 due to higher operating results in the Performance Fibers segment, while EBITDA for the nine month period was $2 million below 2008. For the nine months ended September 30, 2009, lower operating results in the Timber segment, due to a decline in sawtimber demand, were mostly offset by increased operating results in the Performance Fibers segment due to higher cellulose specialties prices.

The following tables reconcile Cash Provided by Operating Activities by segment to EBITDA by segment (millions of dollars):

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended September 30, 2009
Cash provided by operating activities	$23.9	$19.2	$56.9	$(1.5)	$0.2	$(11.6)	$87.1
Less: Non-cash cost basis of real estate sold	-	(1.1)	-	-	-	-	(1.1)
Add: Income tax expense	-	-	-	-	-	17.5	17.5
Interest, net	-	-	-	-	-	12.5	12.5
Other balance sheet changes	(3.8)	(0.6)	7.7	0.5	(1.5)	32.9	35.2

EBITDA	$20.1	$17.5	$64.6	$(1.0)	$(1.3)	$51.3	$151.2

Three Months Ended September 30, 2008
Cash provided by operating activities	$25.2	$24.4	$47.3	$(0.3)	$8.4	$(11.6)	$93.4
Less: Non-cash cost basis of real estate sold	-	(3.0)	-	-	-	-	(3.0)
Add: Income tax expense	-	-	-	-	-	8.6	8.6
Interest, net	-	-	-	-	-	11.5	11.5
Other balance sheet changes	(6.9)	(2.2)	9.8	1.8	(8.0)	(15.8)	(21.3)

EBITDA	$18.3	$19.2	$57.1	$1.5	$0.4	$(7.3)	$89.2

Nine Months Ended September 30, 2009
Cash provided by operating activities	$68.9	$80.0	$131.0	$(5.1)	$(12.4)	$(48.1)	$214.3
Less: Non-cash cost basis of real estate sold	-	(6.3)	-	-	-	-	(6.3)
Add: Income tax expense	-	-	-	-	-	36.7	36.7
Interest, net	-	-	-	-	-	37.0	37.0
Other balance sheet changes	(11.3)	(0.1)	36.1	0.4	9.8	98.7	133.6

EBITDA	$57.6	$73.6	$167.1	$(4.7)	$(2.6)	$124.3	$415.3

Nine Months Ended September 30, 2008
Cash provided by operating activities	$91.6	$71.1	$127.2	$(2.6)	$7.7	$(46.8)	$248.2
Less: Non-cash cost basis of real estate sold	-	(7.6)	-	-	-	-	(7.6)
Add: Income tax expense	-	-	-	-	-	22.9	22.9
Interest, net	-	-	-	-	-	35.1	35.1
Other balance sheet changes	(12.2)	(2.6)	27.7	4.0	(6.7)	(33.5)	(23.3)

EBITDA	$79.4	$60.9	$154.9	$1.4	$1.0	$(22.3)	$275.3

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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2009	2008
Cash provided by operating activities	$214.3	$248.2
Capital expenditures	(65.1)	(74.9)
LKE tax benefits on third-party real estate sales [1]	-	(9.0)
Change in committed cash [2]	21.8	3.5
Other	(7.7)	(4.1)

CAD	163.3	163.7
Mandatory debt repayments	(0.6)	(0.6)

Adjusted CAD	$162.7	$163.1

1 Represents income taxes which would have been paid had we not completed the third-party LKE transactions.

2 The change in committed cash was mainly due to the timing of accounts payable disbursements.

For the nine months ended September 30, 2009, adjusted CAD was consistent with the prior period. Adjusted CAD generated in any period is not necessarily indicative of amounts that may be generated in future periods.

Liquidity Facilities

We have a $250 million unsecured revolving credit facility at an interest rate of LIBOR plus 40 basis points. The facility expires in August 2011. At September 30, 2009, the available borrowing capacity was $245 million.

In connection with our installment notes and the $250 million revolving credit facility, certain covenants must be met, including ratios based on the facility’s definition of EBITDA (“Covenant EBITDA”). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost of real estate sold. Our dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (“Covenant FFO”) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation, amortization and the non-cash cost of real estate sold. Under a covenant relating to the $328 million of installment notes, Rayonier Forest Resources, L.P. (“RFR”), a wholly-owned REIT subsidiary, may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At September 30, 2009, we are in compliance with all covenants.

The covenants listed below, which are the most significant financial covenants in effect as of September 30, 2009, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at September 30, 2009	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	11.01 to 1	8.51
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.53 to 1	2.47
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	5.41 to 1	2.91
Dividends paid should not exceed 90 percent of Covenant FFO	90%	37%	53%

In addition to the financial covenants listed above, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the noteholders prepayment of the notes ratably in the amount of the excess proceeds. There were no excess proceeds as of September 30, 2009 or December 31, 2008.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

We have no material changes to the Contractual Financial Obligations table as presented on page 37 of our 2008 Annual Report on Form 10-K. See Note 11 - Guarantees for details on the letters of credit, surety bonds and guarantees as of September 30, 2009.

Sales Volumes by Segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Timber
Western region, in millions of board feet	50	48	126	184
Eastern region, in thousands of short green tons	1,726	1,508	5,317	4,684

Real Estate
Acres sold
Development	-	294	223	341
Rural	7,809	2,849	11,971	14,781
Non-strategic timberlands	2,970	10,917	52,633	21,217

Total	10,779	14,060	64,827	36,339

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	123	124	321	349
Absorbent materials, in thousands of metric tons	68	67	198	174

Lumber
Sales volume, in millions of board feet	57	84	167	245

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market and Other Economic Risks

Our exposures to market risk have not changed materially since December 31, 2008. For quantitative and qualitative disclosures about market risk, see Item 7A - Quantitative and Qualitative Disclosures about Market Risk in our 2008 Annual Report on Form 10-K.

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures provided reasonable assurance that the controls were effective as of September 30, 2009.

In the quarter ended September 30, 2009, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding contingencies related to pending matters, threatened litigation, environmental and other matters is set forth in Note 13 - Contingencies of the Notes to Condensed Consolidated Financial Statements set forth in Part I of this Report, which are hereby incorporated by reference.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008, except as noted below. For a full description of these risk factors, please refer to Item 1A - Risk Factors, in the 2008 Annual Report on Form 10-K.

The following has been added as a risk factor:

Alternative fuel mixture credit.

The Company has disclosed information concerning its eligibility for the alternative fuel mixture credit. See Note 2 - Alternative Fuel Mixture Credit for additional information. Under current law, the tax credit may be earned through the burning of qualifying fuel mixtures on or before December 31, 2009. There can be no assurance that the IRS will not challenge the Company’s eligibility for such tax credit, or that changes in law will not be proposed or enacted during calendar year 2009 that may limit or terminate the Company’s eligibility for this credit.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 22, 2007 Form 8-K

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

4.1

Indenture related to the 4.50% Senior Exchangeable Notes due 2015, dated as of August 12, 2009, among Rayonier TRS Holdings Inc., as issuer, Rayonier Inc., as guarantor, and The Bank of New York Trust Company, N.A., as trustee.

Incorporated by reference to Exhibit 4.1 to the Registrant’s August 12, 2009 Form 8-K

4.2

Registration Rights Agreement, dated as of August 12, 2009, among Rayonier TRS Holdings Inc. and Rayonier Inc. and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

Incorporated by reference to Exhibit 4.2 to the Registrant’s August 12, 2009 Form 8-K

10.1

Purchase Agreement, dated as of August 6, 2009, among Rayonier TRS Holdings Inc. and Rayonier Inc. and Credit Suisse (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

Incorporated by reference to Exhibit 10.1 to the Registrant’s August 12, 2009 Form 8-K

10.2

Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.

Incorporated by reference to Exhibit 10.2 to the Registrant’s August 12, 2009 Form 8-K

10.3	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between Bank of America, N.A., as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s August 12, 2009 Form 8-K

10.4	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s August 12, 2009 Form 8-K

10.5

Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.

Incorporated by reference to Exhibit 10.5 to the Registrant’s August 12, 2009 Form 8-K

10.6	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.6 to the Registrant’s August 12, 2009 Form 8-K

10.7	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.7 to the Registrant’s August 12, 2009 Form 8-K

10.8	Base Issuer Warrant Transaction Confirmation dated as of August 6, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 10.8 the Registrant’s August 12, 2009 Form 8-K

10.9	Base Issuer Warrant Transaction Confirmation, dated as of August 6, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.9 the Registrant’s August 12, 2009 Form 8-K

10.10	Base Issuer Warrant Transaction Confirmation, date d as of August 6, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.10 the Registrant’s August 12, 2009 Form 8-K

10.11

Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.

Incorporated by reference to Exhibit 10.11 to the Registrant’s August 12, 2009 Form 8-K

10.12	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.12 to the Registrant’s August 12, 2009 Form 8-K

10.13	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s August 12, 2009 Form 8-K

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort
Senior Vice President and Chief Financial Officer

October 28, 2009