Form 10-K
period 2009-12-31
RAYONIER INC
filed 2010-02-24
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

        YES ☒        NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

        YES ☐        NO  ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2009 was $2,848,218,208 based on the closing sale price as reported on the New York Stock Exchange.

As of February 19, 2010, there were outstanding 79,909,191 Common Shares of the registrant.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2010 annual meeting of the shareholders of the registrant scheduled to be held May 20, 2010, are incorporated by reference in Part III hereof.

i

Page

Management’s Report on Internal Control over Financial Reporting	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2009	F-4

Consolidated Balance Sheets at December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts	F-46

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

General

We are a leading international forest products company primarily engaged in activities associated with timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. We own, lease or manage approximately 2.5 million acres of timberland and real estate located in the United States and New Zealand. We believe that Rayonier is the seventh largest private timberland owner in the U.S. Included in this property is approximately 0.2 million acres of high value real estate located primarily along the coastal corridor from Savannah, Georgia to Daytona Beach, Florida. We own and operate two specialty cellulose mills in the United States. In addition, we manufacture lumber in three sawmills in Georgia and engage in the trading of logs. For information on sales, operating income and identifiable assets by reportable segment, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 — Segment and Geographical Information.

Our corporate strategy is to:

•	Increase the size and quality of our timberland holdings through cash-accretive timberland acquisitions while selling timberland that no longer meets our strategic or financial return requirements.

•

Extract maximum value from our higher and better use (“HBU”) properties. We pursue entitlement activity on development property while maintaining a rural HBU program of sales for conservation, recreation and industrial uses.

•	Differentiate our Performance Fibers business by developing and improving customer specific applications. We emphasize operational excellence to ensure quality, reliability and efficiency.

We originated as the Rainier Pulp & Paper Company founded in Shelton, WA in 1926. In 1937, we became “Rayonier Incorporated,” a public company traded on the New York Stock Exchange (“NYSE”), until 1968 when we became a wholly-owned subsidiary of ITT Corporation (“ITT”). On February 28, 1994, Rayonier again became an independent public company after ITT distributed all of Rayonier’s Common Shares to ITT stockholders. Our shares are publicly traded on the NYSE under the symbol RYN. We are a North Carolina corporation with executive offices located at 50 North Laura Street, Jacksonville, FL 32202. Our telephone number is (904) 357-9100.

The Company is a real estate investment trust (“REIT”). Under this structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests.

Our principal businesses are conducted through two entities. Our U.S. timber operations are primarily conducted by a wholly-owned REIT subsidiary, Rayonier Forest Resources, L.P. Our non REIT-qualifying operations, which are subject to corporate-level tax, are held by our wholly-owned taxable REIT subsidiary, Rayonier TRS Holdings Inc. (“TRS”). These operations include our Performance Fibers, Wood Products and trading businesses, as well as the sale and entitlement of HBU properties.

Timber

Our Timber segment owns, leases or manages approximately 2.4 million acres of timberlands, and sells standing timber (primarily at auction to third parties) and delivered logs. We also generate non-timber income from other land related activities. See chart in Item 2 — Properties for additional information.

Our Eastern U.S. timberland holdings consist of approximately 1.7 million acres in Alabama, Arkansas, Florida, Georgia, Louisiana, New York, Oklahoma and Texas. End-use markets for this timber include pulp, paper and wood products facilities. The predominant tree species across these timberlands are loblolly and slash pine. Hardwoods include red oak, sweet gum, black gum, red maple, cypress, black cherry, sugar maple and yellow birch.

Our Western U.S. timberlands consist of approximately 0.4 million acres of primarily softwood second and third growth timber in western Washington with approximately 52 percent hemlock, 35 percent Douglas-fir and the remainder western red cedar, spruce and red alder.

In addition at December 31, 2009, we had a 40 percent interest in a New Zealand joint venture (“JV”) which owns or leases approximately 0.3 million acres of primarily radiata pine timberland, which we manage. In February 2010, Phaunos Timber Fund (“Phaunos”) invested NZ$167 million to acquire a 35 percent interest in the JV which reduced our ownership interest to 26 percent. Phaunos’ investment was used entirely to reduce the JV’s debt. We will continue to manage the JV.

We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program, a comprehensive system of environmental principles, objectives and performance measures that combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that optimizes site preparation, tree species selection, competition control, use of fertilization and timing of thinning and final harvest. We also have a genetic tree improvement program aimed to enhance the productivity and quality of our timber. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses and specialty forest products, as well as considerations for the future higher and better uses of the land, are integral parts of our site-specific management philosophy. All these activities are designed to maximize value while complying with SFI requirements.

Our Eastern U.S. timber is primarily a mix of sawtimber and pulpwood. The average rotation (harvest) age for timber from the Eastern U.S. (primarily Southern pine), excluding New York, is between 21 and 24 years. Due to slower timber growth rates, the harvest age on the New York timberlands (primarily specialty hardwoods) ranges widely from 40 to 80 years. Rotation age for timber from the Western U.S. ranges from 40 to 50 years, and is primarily composed of sawtimber.

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

The following table sets forth the estimated volumes of merchantable timber in the U.S. by location and type, as of December 31, 2009:

Location	Softwood	Hardwood	Total	Equivalent total, in thousands of short green tons	%
Eastern, in thousands of short green tons	31,094	21,067	52,161	52,161	84
Western, in millions of board feet	1,279	81	1,360	9,791	16

				61,952	100

Real Estate

Our Real Estate subsidiary owns approximately 0.1 million acres of land. We segregate our real estate holdings into three groups: HBU development, HBU rural and non-strategic timberlands. Development properties are predominantly located in the 11 coastal counties between Savannah, Georgia and Daytona Beach, Florida. Our strategy is to pursue and obtain entitlements for selected development properties, to sell rural properties at a premium to timberland values and to divest non-strategic timberland holdings that do not meet our investment criteria.

Performance Fibers

We are a leading manufacturer of high value specialty cellulose fibers and absorbent materials with production facilities in Jesup, Georgia and Fernandina Beach, Florida, which have a combined annual capacity of approximately 740,000 metric tons. These facilities manufacture more than 25 different grades of fibers. The Jesup facility can produce approximately 590,000 metric tons, or 80 percent of our total capacity, and the Fernandina Beach facility can produce approximately 150,000 metric tons, or 20 percent of our total capacity. This segment has two major product lines:

Cellulose specialties — We are a leading producer of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form to produce cellulose acetate and ethers that create high value, technologically demanding products. Our products are used in a wide variety of end uses such as: cigarette filters, liquid crystal display screens, acetate textile fibers, pharmaceuticals, cosmetics, rigid packaging, photographic film, impact-resistant plastics, high-tenacity rayon yarn for tires and industrial hoses, detergents, food casings, food products, thickeners for oil well-drilling muds, lacquers, paints, printing inks, and explosives. In addition, cellulose specialties include high value specialty paper applications used for decorative laminates, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry.

Absorbent materials — We are a producer of fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes, and non-woven fabrics.

Approximately 61 percent of Performance Fibers sales are exported, primarily to customers in Asia and Europe. Approximately 95 percent of Performance Fibers sales are made directly by Rayonier personnel, with the remainder through independent sales agents. We have long-term contracts with the world’s largest manufacturers of acetate-based products and other key customers that extend into 2011 and represent nearly all of our high value cellulose specialties production.

Wood Products

Our Wood Products business segment manufactures and sells dimension lumber. We operate three lumber manufacturing facilities in the U.S. that produce Southern pine lumber, which is generally used for residential and industrial construction. Located in Baxley, Swainsboro and Eatonton, Georgia, the mills have a combined annual capacity of approximately 370 million board feet of lumber and 700,000 short green tons of wood chips. In 2009, we continued to operate at reduced production levels due to decreased demand from a weak housing market and expect to operate at reduced production levels in 2010 unless market conditions improve.

Lumber sales are primarily made by Rayonier personnel to customers in the southeastern U.S. Approximately 80 percent of our lumber mills’ wood chip production is sold at market prices to our Jesup, Georgia performance fibers facility. In 2009, these purchases represented approximately 11 percent of that facility’s total wood consumption.

Other

The primary business of our Other segment is trading logs.

Discontinued Operations and Dispositions

Included in the Consolidated Balance Sheets are environmental liabilities relating to prior dispositions and discontinued operations, which includes our Port Angeles, WA performance fibers mill that was closed in 1997; our wholly-owned subsidiary, Southern Wood Piedmont Company (“SWP”), which ceased operations other than environmental investigation and remediation activities in 1989; our Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition. See Note 16 — Liabilities for Dispositions and Discontinued Operations for additional information.

Foreign Sales and Operations

Sales from non-U.S. operations comprised approximately three percent of consolidated 2009 sales. See Note 4 — Segment and Geographical Information for additional information.

Intellectual Property

We own numerous patents, trademarks and trade secrets, and have developed significant know-how, particularly relating to our Performance Fibers business. We intend to continue to take such steps as are necessary to protect our intellectual property, including filing patent applications for inventions that are deemed important to our business operations. Our U.S. patents generally have a duration of 20 years from the date of filing.

Competition

Our U.S. timberlands are located in three major timber-growing areas (the northwest U.S., known as our Western region and the northeast and the southern U.S., known as our Eastern region), where timber markets are fragmented. In the Western region, Weyerhaeuser, Hancock Timber Resource Group, Green Diamond Resource Company, Longview Timber, The Campbell Group, Port Blakely Tree Farms, Pope Resources and the State of Washington Department of Natural Resources are significant competitors. Other competition in the Western region arises from log imports from Canada. In the Eastern region, we compete with Plum Creek Timber Company, Timberland Investment Management Organizations such as Hancock Timber Resource Group, Resource Management Services, Forest Investment Associates and The Campbell Group, and other numerous large and small privately held timber companies. In all markets, price is the principal method of competition.

In Performance Fibers, we market high purity, specialty cellulose fibers worldwide against competition from domestic and foreign producers. Major competitors include Buckeye Technologies, Borregaard, Neucel, Sappi Saiccor and Sateri International. Product performance, technical service and price are principal methods of competition. Sappi Saiccor, which expanded its cellulose specialty pulp mill in South Africa, and Sateri International, which completed an expansion of its pulp mill in Bahia, Brazil in 2008, began providing limited quantities of acetate primarily for testing and qualification purposes to customers during 2009. The new market capacity is not expected to adversely affect the results of our Performance Fibers segment in 2010. However, it is difficult to determine how market dynamics may impact our business in 2011 and beyond.

Additionally, in Performance Fibers we market absorbent materials against competition from domestic and foreign producers. Major competitors include Weyerhaeuser, GP Cellulose and International Paper. Price and customer service are the principal methods of competition.

Our Wood Products business competes with a number of lumber producers throughout the U.S. and Canada, but particularly with sawmills throughout Georgia and Florida. Our Wood Products business represents a de minimus amount of North American capacity.

Customers

In 2009, a group of customers under the common control of Eastman Chemical Company (and its affiliates), Celanese and Nantong Cellulose represented approximately 18, 17 and 16 percent of our Performance Fibers segment’s sales, respectively, and 13, 12 and 11 percent of consolidated sales, respectively. The loss of any of these customers could have a material adverse effect on the Company and the Performance Fibers segment’s results of operations.

Seasonality

Our Western region’s timber sales are generally lower in the third quarter due to greater availability of non-Rayonier timber during the drier summer harvesting period. Our Wood Products segment may experience higher seasonal demand in the second and third quarters when demand for new housing has typically increased. Our Performance Fibers and Real Estate segments’ results are normally not impacted by seasonal changes.

Environmental Matters

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation, Note 16 — Liabilities for Dispositions and Discontinued Operations, and Item 3 — Legal Proceedings.

Raw Materials

The manufacturing of our performance fibers products and lumber requires significant amounts of wood. Timber harvesting can be restricted by stringent regulatory requirements, adverse weather conditions and legal challenges from various environmental groups. The supply of timber is directly affected by price and demand fluctuations in wood products, pulp and paper markets and by weather.

Our Performance Fibers and lumber mills obtain their logs primarily through open market purchases made by our wood procurement organization, which negotiates prices and volumes with independent third party suppliers who deliver to our facilities. A limited amount of Performance Fibers log purchases are made directly from the Timber segment at prevailing market prices.

Performance Fibers manufacturing uses a substantial amount of residual biomass to produce its own energy, but also requires significant amounts of fuel oil and natural gas. These raw materials are subject to significant changes in prices and availability. To reduce cost, we completed a number of capital projects to reduce fossil fuel consumption, including a power boiler replacement at our Fernandina Beach, Florida facility, which now consumes primarily wood waste. We continually pursue reductions in usage and costs of other key raw materials, supplies and contract services at our Performance Fibers and lumber mills and do not foresee any material constraints in the near term from pricing or availability.

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

Employee Relations

We currently employ approximately 1,800 people, of whom approximately 1,700 are in the United States. Approximately 900 of our hourly Performance Fibers employees are covered by collective bargaining agreements. The majority of our hourly employees are represented by one of several labor unions. We believe relations with our employees are satisfactory.

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

Availability of Reports and Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 14 of the Securities Exchange Act of 1934 are made available to the public free of charge in the Investor Relations section of our Web site www.rayonier.com, shortly after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our corporate governance guidelines and charters of all Committees of our Board of Directors are also available on our Web site.

Item 1A.	RISK FACTORS

Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier’s future financial and operational performance, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “anticipate” and other similar language. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements. The following risk factors, among others, could cause actual results to differ materially from those expressed in forward-looking statements that are made in this document.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

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

Our financial performance is affected by the cyclical nature of the forest products and real estate industries. The markets for timber, real estate, performance fibers and wood products are influenced by a variety of factors beyond our control. For example, the demand for real estate can be affected by changes in interest rates, availability and terms of financing, local economic conditions, new housing starts, population growth and demographics. The demand for sawtimber is primarily affected by the level of new residential and commercial construction activity, and currently sawtimber pricing is below historic levels. Both our Real Estate and Timber businesses have been negatively impacted by the current economic downturn, primarily due to the decline in housing starts and the tightening of credit availability for real estate and construction related projects. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices.

The forest products and real estate industries are highly competitive.

Some of our competitors in the forest products businesses have greater financial and operating resources and own more timberlands than we do. Some of our forest products competitors may also be lower-cost producers in some of the businesses in which we operate. In addition, wood products are subject to significant competition from a variety of non-wood and engineered wood products. We are also subject to competition from various forest products, including logs and pulp products imported from foreign countries to the United States as well as to the export markets served by us. To the extent there is a significant increase in competitive pressures from substitute products or other domestic or foreign suppliers, our business could be adversely affected. With respect to our real estate business, one of our key strategies is to engage in activities that add long term value to our properties, including obtaining entitlements. Many of our competitors in this segment have greater experience in real estate entitlement than we do.

Changes in energy and raw material prices could impact our operating results and financial condition.

Energy and raw material costs, such as oil, natural gas, wood, and chemicals are a significant operating expense, particularly for the Performance Fibers and Wood Products businesses. The prices of raw materials and energy can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. For example, in 2008, we experienced significant volatility in energy, chemicals, transportation and other input costs, although in 2009 pricing for some of these inputs has returned to relatively normal levels. Oil and natural gas costs have also substantially increased in recent years and we have experienced, at times, a limited availability of hardwood, primarily due to wet weather conditions which impacts harvesting and results in increased costs for some Performance Fibers products. Increases in production costs could have a material adverse effect on our business, financial condition and results of operations. In addition, in our Timber, Performance Fibers and Wood Products businesses, the rising cost of fuel, and its impact on the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third party logging and trucking services, could have a material adverse effect on our business, financial condition and results of operations.

Changes in global economic conditions, market trends and world events could impact customer demand.

The global reach of our business, particularly the Performance Fibers business and our interest in the New Zealand joint venture, causes us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in the U.S. The current global economic and financial market situation is an example of such changes. Adverse changes in the following factors, among others, could have a negative impact on our business and results of operations:

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

Environmental laws and regulations are constantly changing, and are generally becoming more restrictive. Laws, regulations and related judicial decisions, and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, operate our manufacturing facilities, remediate contaminated properties and/or develop real estate. These laws and regulations may relate to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics, protection and restoration of natural resources, air and water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased markedly and the enforcement of these laws and regulations has intensified. Moreover, environmental policies of the current administration are in the aggregate, more restrictive for industry and landowners than those of the previous administration. For example, in 2009, the U.S. Environmental Protection Agency (“EPA”) proposed a number of initiatives which could, if implemented, impose additional operational and pollution control obligations on industrial facilities like those of Rayonier, especially in the area of air emissions and wastewater and stormwater control. Nonetheless, irrespective of any particular presidential administration, environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our operating results.

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

Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states and countries where we own, lease or manage timberlands, and operate mills. For example, as described in more detail in Item 3 — Legal Proceedings, the Altamaha Riverkeeper, a non-profit environmental group, has alleged noncompliance by our Jesup mill with certain laws relating to its effluent discharge, and has threatened to file a “citizen suit” against

Rayonier pursuant to the provisions of the Clean Water Act if the group’s concerns are not addressed to their satisfaction. In Washington State, environmental groups and interested individuals may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. These and other challenges could materially delay or prevent operations on our properties. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands, impact how we operate or our ability to invest in our mills. Among the remedies that could be enforced in a lawsuit is a judgment preventing or restricting harvesting on a portion of our timberlands, or adversely affecting the projected operating benefits or cost of capital projects at our mills.

The impact of existing regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. The threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the area subject to restriction will vary depending on the protected species at issue, the time of year and other factors, but can range from less than one to several thousand acres. A number of species that naturally live on or near our timberlands, including the northern spotted owl, marbled murrelet, bald eagle, several species of salmon and trout in the Northwest, and the red cockaded woodpecker, bald eagle, wood stork, red hill salamander, and flatwoods salamander in the Southeast, are protected under the Federal Endangered Species Act or similar state laws. Other species, such as the gopher tortoise, are currently under review for possible protection. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if other regulations, such as those that require buffers to protect water bodies, become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.

Our Performance Fibers and Wood Products mills are subject to stringent environmental laws and regulations concerning air emissions, wastewater discharge, water usage and waste handling and disposal. Many of our operations are subject to stringent environmental laws, regulations and permits which contain conditions that govern how we operate our facilities and, in many cases, how much product we can produce. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. For example, the U.S. EPA has recently proposed regulations governing the emission of certain air pollutants from industrial boilers, and the discharge of certain pollutants into Florida’s waterways. It is expected that, overall, these costs will likely increase over time as environmental laws, regulations and permit conditions become more stringent, and as the expectations of the communities in which we operate become more demanding.

We currently own or may acquire properties which may require environmental remediation or otherwise be subject to environmental and other liabilities. We currently own, or formerly operated, manufacturing facilities and discontinued operations, or may acquire timberlands and other properties, which are subject to environmental liabilities, such as remediation of hazardous material contamination and other existing or potential liabilities. For more detail, see Note 16 — Liabilities for Dispositions and Discontinued Operations. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect financial results. Although we believe we currently have adequate reserves for the investigation and remediation of our properties, there can be no assurance that actual expenditures will not exceed our expectations, or that other unknown liabilities will not be discovered in the future.

Entitlement and development of real estate entails a lengthy, uncertain and costly approval process.

Entitlement and development of real estate entails extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require multiple approvals, permits and consents from federal, state and local governing and regulatory bodies. For example, in Florida, real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land use and development regulations. In addition, in Florida, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact (“DRI”) application. Compliance with the Growth Management Act, local land development regulations and the DRI process is usually lengthy and costly and significant conditions can be imposed on a developer with respect to a particular project. In addition, development of properties containing delineated wetlands may require one or more permits from the federal government. Any of these issues can materially affect the cost and timing of our real estate projects.

The real estate entitlement process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure the necessary approvals and permits. A significant amount of our development property is located in counties in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, water availability, infrastructure and funding for same, and the requirements of state law, especially in the case of Florida under the Growth Management Act and DRI process. In addition, anti-development groups are active, especially in Florida, in seeking constitutional amendments, legislation and other anti-growth limitations on real estate development activities. For example, it is expected that a proposed constitutional amendment, called “Amendment 4,” will appear on the Florida ballot in November 2010, which, if enacted, will impose significant limitations on the ability of Florida municipalities to change the approved uses of property. We expect that this type of anti-growth activity may continue in the future.

Issues affecting real estate development also include the availability of potable water for new development projects. For example, in Georgia, the Legislature enacted the Comprehensive Statewide Watershed Management Planning Act, which, among other things, created a governmental entity called the Georgia Water Council which was charged with preparing a comprehensive water management plan for the state and presenting it to the Georgia Legislature. It is unclear at this time how the plan will affect the cost and timing of real estate development along the I-95 coastal corridor in southern Georgia, where the Company has significant real estate holdings.

Changes in the interpretation or enforcement of these laws, the enactment of new laws regarding the use and development of real estate, changes in the political composition of state and local governmental bodies, and the identification of new facts regarding our properties could lead to new or greater costs and delays and liabilities that could materially adversely affect our business, profitability or financial condition.

Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.

A number of factors, including changes in demographics, tightening of credit, and a slowing of commercial or residential real estate development, particularly along the I-95 coastal corridor in Florida and Georgia, could reduce the demand for our properties and negatively affect our results of operations. The current decline in the economy generally and in the housing market in particular, together with the deterioration of the credit markets, has certainly had such an effect in 2009 and is expected to continue into 2010.

In addition, there are inherent uncertainties in the timing of real estate transactions that could adversely affect our operating results. Delays in the completion of transactions or the termination of potential transactions can be caused by factors beyond our control. These events have in the past and may in the future adversely affect our operating results.

The impacts of climate-related initiatives, at the international, federal and state levels, remain uncertain at this time.

Currently, there are numerous international, federal and state-level initiatives and proposals addressing domestic and global climate issues. Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions to the atmosphere, and provide tax and other incentives to produce and use more “clean energy.” For example, in 2009 the U.S. House of Representatives passed the Markey-Waxman bill (HR 2454), which would establish a so-called “cap and trade” regime and new permitting requirements to regulate greenhouse gas generation, as well as provide an incentive for the production and use of clean energy. To date, the U.S. Senate has not passed any comparable legislation. In sum, we believe that the potential for climate change legislation on the federal level is unknown. In addition, in late 2009, the U.S. EPA issued an “endangerment finding” under the Clear Air Act (“CAA”) with respect to carbon dioxide, which could lead to the regulation of carbon dioxide as a criteria pollutant under the CAA and have significant ramifications for Rayonier and the industry in general. On the international front, the United Nations Climate Change Conference in Copenhagen, which took place in December 2009, did not result in any significant progress toward a binding agreement to replace the Kyoto Protocol, which expires in 2012.

Overall, it is likely that future legislative and regulatory activity in this area will in some way impact Rayonier, but it is unclear at this time whether such impact will be, in the aggregate, positive or negative, or material. For example, while Rayonier’s Performance Fibers mills produce greenhouses gases and utilize fossil fuels, they also generate a substantial amount of their energy from wood fiber (often referred to as “biomass”), which is generally favored under most current legislative and regulatory proposals. In addition, our extensive timber holdings and the biomass they produce may provide opportunities for us to benefit from new legislation and regulation, especially due to the potential benefits available from carbon capture and sequestration opportunities, sale of “carbon credits” and “renewable portfolio standards” that mandate the use of non-fossil fuels by electricity generators, which could lead to increased demand for biomass products from our forests. We continue to monitor political and regulatory developments in this area, but their overall impact on Rayonier, from a cost, benefit and financial performance standpoint, is uncertain at this time.

The precipitous decline in the stock market in 2008 impacted our pension plan investment performance and despite partial recovery in 2009, absent additional federal legislation, may require us to make significant additional cash contributions to our plans.

We sponsor several defined benefit pension plans, which cover many of our salaried and hourly employees. Due to the precipitous decline in the stock market (the Dow Jones Industrial Average (“DJIA”) declined approximately 32 percent in 2008), the value of our pension plan equity assets has also dropped significantly. In 2009, the value of our plan’s assets increased as the stock market recovered (the DJIA increased approximately 19 percent in 2009). The Federal Pension Protection Act of 2006 (“PPA”) requires that certain capitalization levels be maintained in each of these plans. Recognizing that this issue affects much of corporate America, in December 2008 federal legislation was passed (as part of the Worker, Retiree, and Employer Recovery Act of 2008) which provides short term relief to plan sponsors by allowing them to phase in the funding requirements of the PPA over three years, among other things. Because it is unknown how the stock market will perform over the next 12 to 24 months and whether additional legislation will be passed to address this issue, no assurances can be given that any additional plan contributions required by applicable law will not be material.

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

We may be unsuccessful in carrying out our land acquisition strategy.

We have pursued, and intend to continue to pursue, acquisitions of strategic timberland and real estate properties that meet our investment criteria. Our timberland and real estate acquisitions may not perform in accordance with our expectations. We anticipate financing any such acquisitions through cash from operations, borrowings under our credit facilities, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. The failure to identify and complete suitable timberland and real estate property acquisitions, and the failure of any acquisitions to perform to our expectations, could adversely affect our operating results.

Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.

Approximately 50 percent of our work force is unionized. These workers are exclusively in our Performance Fibers business. As a result, we are required to negotiate the wages, benefits and other terms with these employees collectively. Our financial results could be adversely affected if labor negotiations were to restrict the efficiency of our operations. In addition, our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. For example, in 2010 we will engage in collective bargaining agreement negotiations with unions representing substantially all of the hourly employees at our Fernandina Beach Performance Fibers mill. The mill’s current collective bargaining agreements expire in April 2010. If the unionized employees were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition.

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

The volume and value of timber that can be harvested from our timberlands may be reduced by fire, insect infestation, severe weather, disease, natural disasters, and other causes beyond our control. A reduction in our timber inventory could adversely affect our financial results and cash flows. As is typical in the forestry industry, we do not maintain insurance for any loss to our timber, including losses due to these causes.

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

As of December 31, 2009, we had $700 million of debt outstanding. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations for the payment schedule of our long-term debt obligations. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements. Moreover, we have the borrowing capacity to incur significant additional debt and may do so if we enter into one or more strategic, merger, acquisition or other corporate or investment opportunities, or otherwise invest capital in one or more of our businesses. However, failure to generate sufficient cash as our debt becomes due, or to renew credit lines prior to their expiration, may adversely affect our business, financial condition, operating results, and cash flow.

REIT and Tax-Related Risks

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we will have reduced funds available for distribution to our shareholders because our timber-related income will be subject to taxation.

We intend to operate in accordance with REIT requirements pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). For example, as a REIT, we generally will not pay corporate-level tax on income we distribute to our shareholders (other than the income of TRS) as long as we distribute at least 90 percent of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). Qualification as a REIT involves the application of highly technical and complex provisions of the Code, which are subject to change, perhaps retroactively, and which are not within our control. We cannot assure that we will qualify as a REIT or be able to remain so qualified or that new legislation, U.S. Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

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

We conduct a significant portion of our business activities through one or more taxable REIT subsidiaries. Our use of taxable REIT subsidiaries enables us to engage in non-REIT qualifying business activities such as the production and sale of performance fibers and wood products, real estate entitlement activities and sale of HBU property and other real estate (as a dealer) and sale of logs. Taxable REIT subsidiaries are subject to corporate-level tax. Therefore, we pay income taxes on the income generated by our taxable REIT subsidiaries. Under the Code, no more than 25 percent of the value of the gross assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to increase the size of our taxable REIT subsidiaries’ operations. Furthermore, our use of taxable REIT subsidiaries may cause the market to value our common shares differently than the shares of other REITs, which may not use taxable REIT subsidiaries as extensively as we use them.

Lack of shareholder ownership and transfer restrictions in our articles of incorporation may affect our ability to qualify as a REIT.

In order to qualify as a REIT, an entity cannot have five or fewer individuals who own, directly or indirectly after applying attribution of ownership rules, 50 percent or more of the value of its outstanding shares during the last six months in each calendar year. Although it is not required by law or the REIT provisions of the Code, almost all REITs have adopted ownership and transfer restrictions in their articles of incorporation or organizational documents which seek to assure compliance with that rule. While we are not in violation of the ownership rules, we do not have, nor do we have any current plans to adopt, share ownership and transfer restrictions. As such, the possibility exists that five or fewer individuals could acquire 50 percent or more of the value of our outstanding shares, which could result in our disqualification as a REIT.

We may be limited in our ability to fund distributions using cash generated through our taxable REIT subsidiaries.

The ability of the REIT to receive dividends from taxable REIT subsidiaries is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75 percent of gross income for each taxable year as a REIT must be derived from passive real estate sources including sales of our standing timber and other types of qualifying real estate income and no more than 25 percent of our gross income may consist of dividends from our taxable REIT subsidiaries and other non-real estate income.

This limitation on our ability to receive dividends from our taxable REIT subsidiaries may impact our ability to fund cash distributions to our shareholders using cash flows from our taxable REIT subsidiaries. We can, however, under current law, issue stock dividends for up to 90 percent of our regular dividend distribution for calendar years 2009 through 2011. The net income of our taxable REIT subsidiaries is not required to be distributed, and income that is not distributed will not be subject to the REIT income distribution requirement.

Certain of our business activities are potentially subject to prohibited transactions tax.

As a REIT, we will be subject to a 100 percent tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales of performance fibers and wood products which we produce and sales of logs constitute prohibited transactions. In addition, sales of timberlands or other real estate (as a dealer) constitute prohibited transactions.

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

Generally, REITs are required to distribute 90 percent of their ordinary taxable income, but not their net capital gains income. Accordingly, we do not believe that we are required to distribute material amounts of cash since substantially all of our taxable income is treated as capital gains income. Our Board of Directors, in its sole discretion, determines the amount of quarterly dividends to be provided to our shareholders based on consideration of a number of factors. These factors include, but are not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

We may not be able to complete desired like-kind exchange transactions for timberlands and real estate we sell.

When we sell timberlands and real estate, we generally seek to match these sales with the acquisition of suitable replacement timberlands. This allows us “like-kind exchange” treatment for these transactions under section 1031 and related regulations of the Code. This matching of sales and purchases provides us with significant tax benefits, most importantly the deferral of any gain on the property sold until ultimate disposition of the replacement property. While we attempt to complete like-kind exchanges wherever practical, we will not be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms, our inability to complete a qualifying like-kind exchange transaction within the time frames required by the Code and if we incorrectly identify real estate as property not held for sale to customers in the ordinary course of business. The inability to obtain like-kind exchange treatment would result in the payment of taxes with respect to the property sold, and a corresponding reduction in earnings and cash available for distribution to shareholders as dividends.

Alternative fuel mixture credit.

The Company has disclosed information concerning its eligibility for the alternative fuel mixture credit. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) for additional information. Under applicable law, which expired on December 31, 2009, the tax credit was earned through the burning of qualifying fuel mixtures on or before such date. There can be no assurance that the IRS will not challenge the Company’s eligibility for, and amount of, such tax credit.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table details the significant properties we own, lease, or manage by reportable segment (acres in millions):

Segment/Operations	Location	Total Acres	Fee-Owned Acres	Long-Term Leased Acres	Managed Acres
Timber	Eastern region	1.7	1.4	0.3	—
	Western region	0.4	0.4	—	—
	New Zealand(1)	0.3	—	—	0.3

	Total Timber Acres	2.4	1.8	0.3	0.3
Real Estate	U.S.	0.1	0.1	—	—

Total Timberland and Real Estate Acres		2.5	1.9	0.3	0.3

		Capacity/Function	Owned/Leased

Performance Fibers	Jesup, Georgia	590,000 metric tons of pulp	Owned
	Fernandina Beach, Florida	150,000 metric tons of pulp	Owned
	Jesup, Georgia	Research Facility	Owned

Wood Products(2)	Baxley, Georgia	160 million board feet of lumber	Owned
	Swainsboro, Georgia	120 million board feet of lumber	Owned
	Eatonton, Georgia	90 million board feet of lumber	Owned

Wood Fiber Facilities	Offerman, Georgia	690,000 short green tons of wood chips	Owned
	Eastman, Georgia	350,000 short green tons of wood chips	Owned
	Barnesville, Georgia	350,000 short green tons of wood chips	Owned
	Jarratt, Virginia	250,000 short green tons of wood chips	Owned

Corporate and Other	Jacksonville, Florida	Corporate Headquarters	Leased

(1)

Represents acres under Rayonier management, owned by the New Zealand joint venture. Rayonier owned a 40 percent interest at December 31, 2009. See Item 1— Business for information concerning Rayonier’s decrease in ownership of the joint venture to 26 percent in February 2010.

(2)	These locations also have a combined annual production capacity of approximately 700,000 short green tons of wood chips.

Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. During 2009, our Performance Fibers manufacturing facilities produced at or near capacity levels for most of the year. The Wood Products sawmills produced at a reduced capacity due to decreased demand from a weak housing market.

Item 3.	LEGAL PROCEEDINGS

The Company has been named as a defendant in various lawsuits and claims arising in the normal course of business. While we have procured reasonable and customary insurance covering risks normally occurring in connection with our businesses, we have in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. In our opinion, these other lawsuits and claims, either individually or in the aggregate, are not expected to have a material effect on our financial position, results of operations, or cash flow.

Discussed below are certain ongoing environmental proceedings. For further information on our environmental proceedings, see Note 16 — Liabilities for Dispositions and Discontinued Operations.

Jesup Mill Effluent Issue — In March 2008, the Company and the Environmental Protection Division of the Georgia Department of Natural Resources (“EPD”) entered into a consent order to resolve certain potential compliance issues relating to the Jesup mill’s permitted effluent discharged to the Altamaha River. Under the consent order, Rayonier has agreed to implement a color reduction plan which will include installation of additional brown stock washing capacity to better remove residual pulping liquors from cooked wood pulp and oxygen delignification technology which reduces the lignin content in the pulp prior to bleaching, spill recovery systems and modifications to certain operating practices. These projects are expected to be completed by the end of 2015, pursuant to a time frame set forth in the consent order, at a total cost of approximately $83.8 million. Through December 31, 2009, approximately $16.5 million has been spent. The consent order also provides for decreasing color limits in the mill’s effluent over the seven year period as projects are completed. No citations, fines or penalties are imposed by the consent order, except that stipulated penalties may be assessed by EPD in the event that the projects are not completed on the agreed schedule.

In December of 2008, Rayonier received a “sixty day letter” from lawyers representing a non-profit environmental organization, Altamaha Riverkeeper, Inc. (“ARK”), threatening a citizen’s suit under the federal Clean Water Act (the “CWA”) and analogous state law if ARK and Rayonier are unable to settle their differences within sixty days of the date of the letter. ARK primarily claims that the color and odor of the mill’s effluent violates provisions of the federal Clean Water Act and the Georgia Water Quality Control Act, and further asserts that the March 2008 consent order between EPD and the Company does not appropriately address the issues of concern. Rayonier believes that it has good defenses to ARK’s claims including, without limitation, that the mill is in compliance with both applicable law and its wastewater discharge permit issued by EPD, and that the consent order constitutes a bar to the threatened citizen suit under the applicable provisions of the CWA. However, to avoid the cost and risks of litigation, the Company has engaged in discussions with ARK to explore whether a settlement is possible. Assuming that no settlement is reached, ARK has the right to file a lawsuit against the Company in respect of its claims, although as of the date of this filing no such suit has been filed.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Rayonier during the fourth quarter of 2009.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of our Common Shares; Dividends

The table below reflects the range of market prices of our Common Shares as reported in the consolidated transaction reporting system of the NYSE, the only exchange on which our shares are listed, under the trading symbol RYN.

	High	Low	Dividends
2009
Fourth Quarter	$43.92	$37.88	$0.50
Third Quarter	$45.00	$33.63	$0.50
Second Quarter	$41.79	$29.35	$0.50
First Quarter	$32.40	$22.28	$0.50

2008
Fourth Quarter	$47.09	$26.58	$0.50
Third Quarter	$49.54	$40.60	$0.50
Second Quarter	$48.00	$41.88	$0.50
First Quarter	$47.37	$35.36	$0.50

For information about covenants of our credit facility that could restrict our ability to pay cash dividends in the future, see Note 13 — Debt — Debt Covenants.

On February 23, 2010, the Company announced a first quarter dividend of 50 cents per share payable March 31, 2010, to shareholders of record on March 10, 2010. There were approximately 9,883 shareholders of record of our Common Shares on February 19, 2010.

Issuer Repurchases

In 1996, we began a Common Share repurchase program (the “anti-dilutive program”) to minimize the dilutive effect on earnings per share of our employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000 and July 2003, our Board of Directors authorized the purchase of additional shares totaling 1.4 million. These shares were authorized separately from the anti-dilutive program, and neither have expiration dates. In 2009, there were no shares repurchased under these plans. As of December 31, 2009, there were 2,472,255 shares available for repurchase.

Stock Performance Graph

The following graph compares the performance of Rayonier’s Common Shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s (“S&P”) 500), and two industry-specific indices (the S&P 1500 Paper and Forest Products Index and the National Association of Real Estate Investment Trusts (“NAREIT”) Equity REIT Index).

The table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The data in the following table was used to create the above graph:

	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07	31-Dec-08	31-Dec-09
Rayonier Inc.	$100	$128	$138	$166	$116	$165
S&P 500®	$100	$105	$121	$128	$81	$102
S&P© 1500 Paper & Forest Products Index	$100	$96	$102	$101	$42	$83
NAREIT Equity REIT	$100	$112	$151	$128	$80	$102

Item 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollar amounts in millions, except per share data)
Profitability:
Sales	$1,169	$1,271	$1,225	$1,230	$1,181
Operating income before the gain on sale of New Zealand timber assets(1) (2)	410	226	247	222	175
Operating income(1) (2)	410	226	247	230	212
Income from continuing operations(3)	313	149	174	171	202
Net income(3)	313	149	174	176	178
Diluted earnings per common share:
Continuing operations	3.91	1.87	2.20	2.19	2.61
Net income	3.91	1.87	2.20	2.26	2.29

Financial Condition:
Total assets	$2,253	$2,082	$2,068	$1,965	$1,841
Total debt	700	747	721	659	559
Shareholders’ equity	1,146	939	1,000	918	894
Shareholders’ equity — per share	14.41	11.91	12.78	11.94	11.74

Cash Flows:
Cash provided by operating activities	$307	$340	$324	$307	$262
Capital expenditures	92	105	97	105	85
Purchase of timberlands, real estate and other	—	234	27	299	24
Depreciation, depletion and amortization	158	168	165	136	153
Cash dividends paid	158	157	151	144	129

Non-GAAP Financial Measures:
EBITDA(4)
Timber	$77	$116	$146	$152	$147
Real Estate	80	101	98	91	68
Performance Fibers	242	205	209	153	121
Wood Products	(6)	(1)	(2)	4	(12)
Other Operations	(3)	3	(3)	2	2
Corporate and other(1)	178	(29)	(36)	(28)	13

Total EBITDA	$568	$395	$412	$374	$339

Debt to EBITDA	1.2 to 1	1.9 to 1	1.8 to 1	1.8 to 1	1.6 to 1

Performance Ratios (%):
Operating income to sales	35	18	20	19	18
Return on equity(5)	30	15	18	19	24
Return on capital(5)	18	9	11	11	14
Debt to capital	38	44	42	42	38

Other:
Timberland and real estate acres — owned, leased, or managed, in millions of acres	2.5	2.6	2.5	2.7	2.5
Dividends paid — per share	$2.00	$2.00	$1.94	$1.88	$1.71

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Data:
Timber
Timber sales volume
Western U.S. — in millions of board feet	166	232	254	274	263
Eastern U.S. — in thousands of short green tons	6,401	6,824	6,168	4,740	4,832
New Zealand — in thousands of metric tons	n/a	n/a	n/a	n/a	464
Real Estate—acres sold
Development	789	501	4,356	9,377	6,036
Rural	15,628	15,845	12,817	16,874	23,990
Non-Strategic Timberlands	53,703	49,801	—	—	—

Total Acres Sold	70,120	66,147	17,173	26,251	30,026

Performance Fibers
Sales volume (thousands of metric tons)
Cellulose specialties	464	471	467	474	470
Absorbent materials	270	253	259	272	276

Total	734	724	726	746	746

Wood Products
Lumber sales volume — in millions of board feet	224	321	329	350	351

(1)	The 2009 results include income of $205.2 million related to the AFMC.
(2)	The 2007 results include a $10.9 million loss from wildfires on timberlands in southeast Georgia and northeast Florida.
(3)	The 2009 results include income of $192.8 million related to the AFMC.
(4)

EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is a non-GAAP valuation measure used by the Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. See page 20 for a reconciliation of Operating Income to EBITDA in total and by segment and page 33 for a reconciliation of Net Income to EBITDA.

(5)

Return on equity is calculated by dividing income from continuing operations by the average of the opening (1/1/XX) and ending (12/31/XX) shareholders’ equity for each period presented. Return on capital is calculated by dividing income from continuing operations by the sum of average shareholders’ equity and average outstanding debt.

EBITDA Reconciliation

Historically, we have viewed EBITDA as both a liquidity and performance measure, but predominantly as a liquidity measure reconciling it to Cash Provided by Operating Activities. However, over time, our Chief Operating Decision Maker and management have come to view EBITDA as more of a performance measure. As such, we now reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. The reconciliations to the nearest GAAP measure for prior periods have been adjusted appropriately.

Reconciliation of Operating Income (Loss) by Segment to EBITDA by Segment

(dollars in millions)

		Timber	Real Estate	Performance Fibers	Wood Products	Other	Corporate and Eliminations	Total
2009
Operating income (loss)(1)		$6.5	$56.1	$183.6	$(10.9)	$(3.1)	$177.3	$409.5
Add:	Depreciation, depletion and amortization	70.5	24.1	58.5	4.6	0.1	0.6	158.4
Less:	Non-operating expense	—	—	—	—	—	(0.3)	(0.3)

EBITDA(1)		$77.0	$80.2	$242.1	$(6.3)	$(3.0)	$177.6	$567.6

2008
Operating income (loss)		$30.8	$80.3	$148.6	$(6.4)	$3.0	$(29.9)	$226.4
Add:	Depreciation, depletion and amortization	84.8	21.1	56.2	5.7	—	0.4	168.2
Less:	Non-operating expense	—	—	—	—	—	(0.1)	(0.1)

EBITDA		$115.6	$101.4	$204.8	$(0.7)	$3.0	$(29.6)	$394.5

2007
Operating income (loss)		$60.3	$92.8	$141.0	$(8.4)	$(3.2)	$(35.9)	$246.6
Add:	Depreciation, depletion and amortization	85.5	5.0	68.4	6.1	—	0.1	165.1

EBITDA		$145.8	$97.8	$209.4	$(2.3)	$(3.2)	$(35.8)	$411.7

2006
Operating income (loss)		$98.6	$88.6	$79.9	$(2.8)	$1.3	$(35.9)	$229.7
Add:	Depreciation, depletion and amortization	53.3	2.0	72.9	6.9	0.6	0.8	136.5
Add:	Discontinued operations	—	—	—	—	—	8.5	8.5
Less:	Non-operating expense	—	—	—	—	—	(0.6)	(0.6)

EBITDA		$151.9	$90.6	$152.8	$4.1	$1.9	$(27.2)	$374.1

2005
Operating income (loss)		$87.0	$63.7	$44.6	$16.4	$0.8	$(0.8)	$211.7
Add:	Depreciation, depletion and amortization	60.1	4.4	75.0	7.1	0.8	5.9	153.3
Less:	Discontinued operations	—	—	—	(35.4)	—	—	(35.4)
Add:	Non-operating income	—	—	1.8	—	—	7.6	9.4

EBITDA		$147.1	$68.1	$121.4	$(11.9)	$1.6	$12.7	$339.0

(1)	Corporate and Eliminations includes $205.2 million related to the AFMC. See Note 3—Alternative Fuel Mixture Credit (“AFMC”) for additional information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our focus is on cash generation, prudent allocation of capital and maximizing returns for shareholders. Our strategy consists of the following key elements:

•

Increase the size and quality of our timberland holdings through cash-accretive timberland acquisitions while selling timberland that no longer meets our strategic or financial return requirements. This strategy, which requires a disciplined approach and rigorous adherence to strategic and financial metrics, can result in significant year-to-year variation in timberland acquisitions and divestitures. For example, we acquired 110,000 acres of timberland in 2008 and 6,000 acres in 2007, but none in 2009. We sold approximately 54,000 acres and 50,000 acres of non-strategic timberland in 2009 and 2008, respectively.

•

Extract maximum value from our HBU properties. We will pursue entitlement activity on development property while maintaining a rural HBU program of sales for conservation, recreation and industrial uses. We currently have 7,900 acres of entitled land in Georgia and are actively working to entitle 32,000 acres in Florida.

•	Differentiate our Performance Fibers business by developing and improving customer specific applications. We will also emphasize operational excellence to ensure quality, reliability and efficiency.

We continuously evaluate our capital structure. Our year-end debt-to-capital ratio was 38 percent and our debt-to-EBITDA ratio was 1.2. We believe that a debt-to-EBITDA ratio of up to three times is appropriate to keep our weighted-average cost of capital low while maintaining an investment grade debt rating as well as retaining the flexibility to actively pursue growth opportunities.

We have historically had conservative leverage and believe in keeping ample liquidity and flexibility. Maintaining an investment grade debt rating has been a key element of this overall financial strategy as it historically allowed access to corporate debt markets even in difficult economic conditions. In August 2009, we issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015, with approximately $138 million of the proceeds used to retire debt, including $122 million of 8.39% installment notes that matured in December 2009. We have $235 million of available borrowing capacity on our revolving credit facility as of December 31, 2009. This facility expires in August 2011.

In 2009, we qualified for a $215 million alternative fuel mixture credit based on the use of alternative fuels in our Performance Fibers mills. This tax credit expired on December 31, 2009. We applied approximately $20 million of the credit against 2009 estimated tax payments and expect to apply another $15 million against 2010 estimated tax payments. The remaining $180 million should be received in mid-2010 after the filing of our 2009 tax return. We expect to use these proceeds for strategic growth opportunities, capital expenditures in our Performance Fibers mills and for additional pension contributions.

We maintain four qualified defined benefit plans and one unfunded plan to provide benefits in excess of amounts allowable under current law. During 2009, the return on our pension assets related to the four qualified plans increased, which resulted in an improvement to our funded status at December 31, 2009. Although we are not required to make any pension contributions in 2010, we may contribute up to the $40 million to $50 million range, a significant increase from our 2009 contributions of $10 million.

Our strategic capital is expected to be allocated primarily to our Timber segment, with the remainder in Performance Fibers and Real Estate. We have a commitment to borrow $75 million from a group of banks via a five-year note at LIBOR plus 287.5 basis points, which we expect to access by March 1, 2010. We may incur additional debt in connection with strategic growth opportunities that would cause us to exceed the debt-to-capital ratio mentioned above.

In 2009, our annual dividend was $2.00 per share, unchanged from 2008. Our 2010 dividend payments are expected to total $160 million assuming no change in the current rate.

Overall, we believe we have adequate liquidity and sources of capital to run our businesses efficiently and effectively and to maximize the value of assets under management. We expect cash flow from operations to adequately cover planned capital expenditures, interest expense, pension contributions and dividends in 2010.

Operational Strategies

Timber is sold primarily through an auction process, although it is also marketed through log supply agreements, particularly in the Western region. We operate Timber as a stand-alone business, requiring our mills to purchase logs at prevailing market rates. This promotes realizing market value, generating a true measure of fair value returns in Timber and minimizing the possibility of our manufacturing facilities being subsidized with below market-cost wood. We focus on optimizing Timber returns by continually improving productivity and yields through advanced silvicultural practices which take into account soil, climate and biological considerations. We also actively pursue other non-timber sources of income, primarily hunting and other recreational licenses. Finally, we evaluate timberland acquisitions and pursue those that meet our financial and strategic criteria.

A significant portion of our acreage is more valuable for development, recreational or conservation purposes than for growing timber. To maximize the value of our development properties, our strategy is to engage in value-added entitlement activities versus selling real estate in bulk. We continue to seek entitlements for holdings in the Southeast to add to our 7,900 acres of entitled land in Georgia. Additionally, in 2009 we continued our strategy of selling non-strategic timberland holdings that do not meet our investment criteria, which enables us to redeploy capital to higher returning assets.

In Performance Fibers, the focus has been to improve our position as a premier supplier of cellulose specialties, which comprised 63 percent of our 2009 sales volume. The remainder of our volume is in absorbent materials consisting primarily of fluff pulp. We are a market leader in cellulose specialties, utilizing our considerable technical applications expertise to customize products to exacting specifications, which allows differentiation from most competitors. Fluff pulp is a semi-commodity with opportunity for differentiation by price and customer service, although we do explore alternatives to enhance the value of these fibers. There are a number of much larger companies in the fluff pulp market and we are not a market leader.

Cost control is a critical element to remaining competitive in the Performance Fibers markets. The keys to success are operating continuously, safely, and efficiently while closely managing raw material and conversion costs. Capital expenditures typically are directed toward efficiency projects, cost reduction, product enhancements, and environmental requirements. Historically, we have used a significant amount of fossil fuels to operate our mills. To reduce cost, we completed a number of capital projects to reduce fossil fuel consumption, including a power boiler replacement at our Fernandina Beach, Florida facility, which consumes primarily wood waste.

Our capital expenditures totaled $92 million in 2009. For 2010, capital expenditures (excluding strategic acquisitions) are expected to range from $140 million to $145 million. The great majority of this increase is planned for Performance Fibers for cost reduction and efficiency projects as well as environmental expenditures required under a 2008 consent decree.

Industry and Market Conditions

Timber markets continued to soften in 2009 caused by the declining demand for lumber due to considerably weakened housing and construction markets. Lumber prices decreased significantly in 2009, hitting fifteen-year lows, and demand for sawtimber dropped accordingly. However, demand for pulpwood remained relatively stable. We adjusted our timber harvest levels to these conditions, harvesting at approximately 60% of sustainable levels in our Washington property (primarily sawtimber) while continuing to harvest primarily pulpwood on our Southeastern holdings. In 2010, we expect results to exceed 2009 as higher prices will more than offset lower volumes.

In Real Estate, our sales mix was consistent with prior year as demand for non-strategic timberlands and rural property held steady, while demand for development property remained soft due to the weak housing market and overall economic decline. We expect similar conditions in the near term.

In Performance Fibers, acetate demand remains strong. Sales are typically made under one to five year contracts which establish prices and target volumes at the beginning of the year and buffer some of the changes in supply and demand typically seen in worldwide commodity pulp and paper markets. We have long-term contracts with the world’s largest manufacturers of acetate-based products and other key customers that extend into 2011 and represent nearly all of our high value cellulose specialties production. Our recognized technical and market leadership has allowed us to maintain strong pricing across our cellulose specialties product lines. In 2009, a small amount of new capacity from competitors in the Southern hemisphere came on-line. This new volume did not affect our 2009 results, and we do not expect this new capacity to adversely impact our results in 2010. However, it is unclear how these market dynamics may impact our business in 2011 and beyond.

Absorbent materials prices decreased in 2009 reflecting the weak global economy. Prices in 2010 are expected to increase slightly above 2009 levels. Sales of absorbent materials are typically made with an annual volume agreement that allows price to move with the market during the year.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities in our Annual Report on Form 10-K. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions.

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

An annual depletion rate is established at each business unit for their particular regions by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our results, in particular, timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A three percent company-wide change in estimated standing merchantable inventory would cause 2009 depletion expense to change by approximately $2.0 million.

An acquisition of timberlands can also affect the depletion rate. Upon the acquisition of timberland, the Company makes a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served, and species mix compared to its existing timberland holdings. During the second quarter of 2008, Rayonier acquired approximately 56,300 acres of timberland located in Washington State resulting in a higher depletion rate, which increased depletion by $11.1 million and $6.4 million in 2009 and 2008, respectively.

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

Beginning in the fourth quarter of 2008, our Wood Products sawmills curtailed production due to the weak market conditions. In 2010, we expect to continue to operate at reduced production levels unless market conditions improve. Based on long range plan projections, we estimate that our carrying amount is recoverable through future operations.

Environmental costs associated with dispositions and discontinued operations

At December 31, 2009, we had $99 million of accrued liabilities for environmental costs relating to past dispositions and discontinued operations. Numerous cost assumptions are used in estimating these obligations. Factors affecting these estimates include significant changes in contamination, discharge or treatment volumes, requirements to perform additional or different remediation, changes in environmental remediation technology, the extent of groundwater contamination migration, additional findings of contaminated soil, groundwater or sediment off-site, remedy selection, changes in law or interpretation of existing law and the outcome of negotiations with governmental agencies. We periodically review our environmental liabilities and also engage third party consultants to assess our ongoing remediation of contaminated sites. A significant change in any of the estimates could have a material effect on the results of our operations. Typically, these cost estimates do not vary significantly on a quarter to quarter basis.

Expenditures for environmental costs at these sites totaled $8 million in 2009. Annual expenditures in 2010, 2011 and 2012 are expected to be approximately $11 million, $9 million and $10 million, respectively.

Determining the adequacy of pension and other postretirement benefit assets and liabilities

We have four qualified benefit plans which cover most of our U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to certain participants in the qualified plans. Three of these plans are closed to new participants. Pension expense for all plans was $11 million in 2009. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of these assumptions, we exercise some degree of judgment when selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.

In determining pension expense in 2009, a $21 million return was assumed based on an expected long-term rate of return of 8.5 percent. The actual return for 2009 was a gain of $51 million, or 29 percent. Our long-term return assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual annualized rate of return from 1994 (the date of our spin-off from ITT Corporation) through 2009. At the end of 2009, we reviewed this assumption for reasonableness and determined that the 2010 long-term rate of return assumption should remain at 8.5 percent. At December 31, 2009, our asset mix consisted of 65 percent equities, 32 percent bonds and 3 percent real estate. We do not expect this mix to change materially in the near future.

The Company’s pension plans were underfunded by $93 million at December 31, 2009, a $9 million improvement in funding status from December 31, 2008 due primarily to the favorable asset returns and employer contributions. In 2009, we made contributions of $10 million, of which $8 million was mandatory. We made discretionary contributions of $8 million and $20 million in 2008 and 2007, respectively. In 2010, we may make discretionary contributions, which could be up to the $40 million to $50 million range in order to improve the funding status of the plans. Proceeds from the AFMC, which will be received in 2010, will be the primary source of funding. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) for additional information on the AFMC. Future requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates, requirements under the Pension Protection Act, and other employee related matters. See Item 1A — Risk Factors for more information about the potential risk of increased funding requirements.

In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high quality (AAA and AA rated), long-term corporate bond rates into their calculations. The discount rate at December 31, 2009 of 5.80 percent decreased slightly from the 6.15 percent rate used at December 31, 2008.

We expect 2010 pension expense to increase to $13 million from $11 million in 2009 primarily due to an increase in the amortization of actuarial losses resulting from the 2008 stock market decline and a decrease in the discount rate. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters.

The sensitivity of pension expense and projected benefit obligation to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Pension Expense	Projected Benefit Obligation
25 bp decrease in discount rate	+1.0 million	+10.2 million
25 bp increase in discount rate	-1.0 million	-9.7 million
25 bp decrease in long-term return on assets	+0.6 million
25 bp increase in long-term return on assets	-0.6 million

In September 2008, the Company changed its postretirement medical plan for active and retired salaried employees to shift retiree medical costs to the plan participants over a three year phase-out period. Accordingly, at the beginning of 2012, the Company’s intent is to no longer incur retiree medical costs for retired salary plan participants. The change was accounted for as a negative plan amendment and curtailment which resulted in a reduction to the retiree medical liability. The net impact of the reduction was an unrecognized gain in accumulated other comprehensive income of $8 million, which is being amortized over 1.9 years, the average remaining service period of the remaining active participants, and a $24 million decrease to the Company’s postretirement liability.

Realizability of both recorded and unrecorded tax assets and liabilities

As a REIT, certain operations are generally not subject to taxation. Our taxes can vary significantly based on the mix of income between our REIT and TRS businesses, thereby impacting our effective tax rate and the amount of taxes paid during fiscal periods. Also, our projection of estimated tax for the year and our provision for quarterly taxes, in accordance with generally accepted accounting principles, may have significant variability. Similarly, the assessment of the ability to realize certain deferred tax assets, or estimate deferred tax liabilities, may be subjective.

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

Our income tax returns are subject to audit by U.S. federal, state, local and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. We record a liability for an uncertain tax position that does not meet this criterion. The liabilities for unrecognized tax benefits are adjusted in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. See Note 10 — Income Taxes for additional information on our unrecognized tax benefits.

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2009	2008	2007
Sales
Timber
Eastern	$104	$112	$105
Western	47	78	104
New Zealand	8	9	13

Total Timber	159	199	222
Real Estate
Development	3	5	37
Rural	32	48	79
Non-Strategic Timberlands	66	74	—

Total Real Estate	101	127	116
Performance Fibers
Cellulose specialties	658	600	539
Absorbent materials	181	198	183

Total Performance Fibers	839	798	722
Wood Products	51	86	88
Other Operations	38	61	77
Intersegment Eliminations	(19)	—	—

Total Sales	$1,169	$1,271	$1,225

Operating Income (Loss)
Timber(1)	$7	$31	$60
Real Estate	56	80	93
Performance Fibers	184	149	141
Wood Products	(11)	(7)	(8)
Other Operations	(3)	3	(3)
Corporate and Other Expenses/Eliminations(2)	177	(30)	(36)

Operating Income	410	226	247
Interest Expense	(53)	(50)	(57)
Interest/Other Income	2	2	7
Income Tax Expense	(46)	(29)	(23)

Net Income	$313	$149	$174

(1)	Includes a $10.9 million charge in 2007 for losses from wildfire damage on timberlands in southeast Georgia and northeast Florida.
(2)	Results for 2009 include $205.2 related to the AFMC. See Note 3—Alternative Fuel Mixture Credit (“AFMC”) for additional information.

Results of Operations, 2009 versus 2008

Timber

Sales (in millions)	2008	Changes Attributable to:		2009
		Price	Volume/ Mix/Other
Eastern	$112	$(20)	$12	$104
Western	78	(12)	(19)	47
New Zealand	9	—	(1)	8

Total Sales	$199	$(32)	$(8)	$159

Operating Income/(Loss) (in millions)	2008	Changes Attributable to:			2009
		Price	Volume/ Mix	Cost/Other
Eastern	$21	$(20)	$(5)	$21	$17
Western	12	(12)	(7)	—	(7)
New Zealand/Other	(2)	—	—	(1)	(3)

Total Operating Income	$31	$(32)	$(12)	$20	$7

In the Eastern region, sales and operating income decreased due to weaker sawlog markets and a sales mix shift from sawtimber to lower-priced pulpwood, which continued to have solid demand. The impact of the 18 percent decline in pine stumpage prices and six percent decline in overall volumes was partially offset by lower depletion and logging costs as well as an increase in other income such as recreational licenses.

In the Western region, sales and operating income decreased as weak demand and planned harvest reductions negatively impacted prices and volumes. Delivered sawlog prices and overall volumes declined 21 percent and 29 percent from the prior year, respectively. While logging costs improved in the Western region, the benefit was mostly offset by higher depletion expense related to a second quarter 2008 timberland acquisition.

In February 2010, our New Zealand joint venture, Matariki Forestry Group (“Matariki”), sold a 35 percent interest in the joint venture to a new investor for NZ$167 million. The investment is for newly issued capital by Matariki which was used entirely to pay down a portion of the outstanding NZ$367 million debt. The transaction reduced our ownership interest in Matariki from 40 percent to 26 percent. Rayonier will continue to manage the joint venture.

Real Estate

Our HBU real estate holdings are primarily in the southeastern U.S. We segregate these real estate holdings into three groups: HBU development, HBU rural and non-strategic timberlands. Our strategy is to extract maximum value from our HBU properties. We pursue entitlement activity on development property while maintaining a rural HBU program of sales for conservation, recreation and industrial uses.

	2008	Changes Attributable to:		2009
Sales (in millions)		Price	Volume/ Mix
Development	$5	$(5)	$3	$3
Rural	48	(16)	—	32
Non-Strategic Timberlands	74	(13)	5	66

Total Sales	$127	$(34)	$8	$101

Operating Income (in millions)	2008	Changes Attributable to:			2009
		Price	Volume/ Mix	Cost/Other
Total Operating Income	$80	$(34)	$9	$1	$56

Sales and operating income declined from the prior year due to lower per acre prices primarily driven by soft markets and geographic mix. Average rural prices declined $997 per acre, or 33 percent, from the prior year while average non-strategic timberlands prices declined $247 per acre, or 17 percent, from their 2008 peak. Non-strategic timberland sales volumes rose eight percent.

Performance Fibers

Sales (in millions)	2008	Changes Attributable to:		2009
		Price	Volume/ Mix
Cellulose specialties	$600	$68	$(10)	$658
Absorbent materials	198	(28)	11	181

Total Sales	$798	$40	$1	$839

Sales increased five percent from 2008 largely due to higher cellulose specialties prices which, on average, rose $147 per ton, or 12 percent, reflecting strong market demand and a cost-related surcharge that was in effect for the first six months of the year. Cellulose specialties volume declined two percent from the prior year primarily due to the timing of customer orders and lower production volumes.

Average prices in absorbent materials decreased $104 per ton, or 14 percent, from the prior year due to weaker markets while volumes increased due to improved production as the 2008 results were impacted by unplanned maintenance outages.

Operating Income (in millions)	2008	Changes Attributable to:			2009
		Price	Volume/ Mix	Cost/Other
Total Operating Income	$149	$40	$(2)	$(3)	$184

In 2009, operating income improved from 2008 as higher sales prices more than offset higher production costs and the impact of sales mix shift.

Wood Products

Sales (in millions)	2008	Changes Attributable to:		2009
		Price	Volume
Total Sales	$86	$(9)	$(26)	$51

Operating Loss (in millions)	2008	Changes Attributable to:		2009
		Price	Costs
Total Operating Loss	$(7)	$(9)	$5	$(11)

Sales declined and operating loss increased from the prior year due to the weak housing market and increased production curtailments, offset partially by lower wood costs. Prices and volumes declined 16 percent and 30 percent from the prior year, respectively.

Other Operations

Sales decreased $23 million from 2008 primarily reflecting lower trading. Operating income declined $6 million as foreign exchange losses were recorded in 2009 while foreign exchange gains were recognized in 2008.

Corporate and Other Expense/Eliminations

Corporate and Other Expense includes $205 million for earnings related to the AFMC. Excluding the impact of the AFMC, corporate and other expenses were $28 million in 2009, a $2 million decline from 2008 as an insurance recovery more than offset higher stock-based and other incentive compensation.

Intersegment eliminations increased from 2008 primarily reflecting higher sales from our Timber segment to our Performance Fibers segment.

Interest and Other Income/Expense

Interest and other income/expense in 2009 was $3 million above the prior year as higher average debt balances more than offset lower interest rates. In August 2009, we issued $172.5 million of 4.50% Senior Exchangeable Notes due in 2015, with approximately $138 million of the proceeds used to retire debt, including $122 million of 8.39% installment notes that matured in December 2009.

Income Tax Expense

Our 2009 effective tax rate before discrete items was 21.6 percent compared to 15.0 percent in 2008. The increase was due to proportionately higher earnings from the TRS. Including discrete items, the effective tax rate was 12.9 percent compared to 16.5 percent in 2008.

See Note 10 — Income Taxes for additional information regarding the provision for income taxes.

Outlook for 2010

We are encouraged by recent timber price improvement and continued strength in pulpwood demand. In Real Estate, we expect increased interest in rural, conservation and non-strategic properties. In Performance Fibers, we anticipate continued solid demand for cellulose specialties and absorbent materials.

Accordingly, we expect this year’s Timber and Real Estate results to exceed 2009 and Performance Fibers’ results to be comparable. Overall, we anticipate earnings and cash available for distribution to be above 2009 which, along with our strong balance sheet and significant liquidity, position us well for future growth opportunities.

Results of Operations, 2008 versus 2007

Timber

Sales (in millions)	2007	Changes Attributable to:		2008
		Price	Volume/ Mix/Other
Eastern	$105	$(11)	$18	$112
Western	104	(24)	(2)	78
New Zealand	13	—	(4)	9

Total Sales	$222	$(35)	$12	$199

In 2008, timber sales decreased $23 million, or ten percent, from the prior year primarily due to the results in the Western region as sawlog prices declined due to the weak housing market and an oversupply of salvaged timber from a December 2007 storm.

In the Eastern region, volumes improved by 11 percent from 2007 as a result of strong pulpwood demand which more than offset lower average prices due to the weak sawlog market and a shift in sales mix to lower priced pulpwood.

Operating Income/(Loss) (in millions)	2007	Changes Attributable to:			2008
		Price	Volume/ Cost	Other
Eastern(1)	$9	$(11)	$19	$4	$21
Western	49	(24)	(13)	—	12
New Zealand/Other	2	—	(1)	(3)	(2)

Total Operating Income	$60	$(35)	$5	$1	$31

(1)	2007 included a $10.9 million charge for wildfires on timberlands in southeast Georgia and northeast Florida.

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

Real Estate

Sales (in millions)	2007	Changes Attributable to:		2008
		Price	Volume/ Mix
Development	$37	$1	$(33)	$5
Rural	79	(50)	19	48
Non-Strategic Timberlands	—	—	74	74

Total Sales	$116	$(49)	$60	$127

Real estate sales improved by $11 million from the prior year. In 2008, we began selling non-strategic timberland holdings that did not meet our investment criteria. The favorable demand for non-strategic timberlands offset lower average rural prices and reduced development sales due to the weak housing market. The lower average rural prices reflect the impact of a 2007 rural sale of 3,100 acres at $15,000 per acre to an industrial buyer. Excluding the impact of the 2007 industrial buyer sale, average rural prices declined $306 per acre, or nine percent, from the prior year mostly due to a change in geographic sales mix.

Operating Income (in millions)	2007	Changes Attributable to:		2008
		Price	Volume/ Mix
Total Operating Income	$93	$(49)	$36	$80

Operating income declined $13 million due to a change in sales mix from higher-margin development properties to lower-margin non-strategic timberlands.

Performance Fibers

Sales (in millions)	2007	Changes Attributable to:		2008
		Price	Volume/ Mix
Cellulose specialties	$539	$57	$4	$600
Absorbent materials	183	17	(2)	198

Total Sales	$722	$74	$2	$798

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

Operating Income (in millions)	2007	Changes Attributable to:			2008
		Price	Volume	Mix/Costs
Total Operating Income	$141	$74	$1	$(67)	$149

Operating income in 2008 improved from the prior year as higher sales prices and lower depreciation expense more than offset significant increases in wood, chemical, energy, maintenance and transportation costs and mark-to-market losses on fuel oil hedges.

Wood Products

Sales (in millions)	2007	Changes Attributable to:		2008
		Price	Volume
Total Sales	$88	$—	$(2)	$86

Lumber prices were comparable while volume declined two percent from the prior year as a result of continued weak demand in the housing market.

Operating Loss (in millions)	2007	Changes Attributable to:		2008
		Price	Costs
Total Operating Loss	$(8)	$—	$1	$(7)

Operating loss declined from 2007 primarily due to lower log costs resulting from weaker demand. Additionally, beginning in the fourth quarter 2008, we curtailed production due to the weak market conditions.

Other Operations

Sales decreased in 2008 reflecting reduced log sales in the northwest U.S. and the impact of the closure of our International Wood Products trading business during 2007, while operating income improved due to foreign exchange gains and the closure of the trading business in the prior year.

Corporate and Other Expenses/Eliminations

Corporate and Other Expense decreased $6 million in 2008 primarily due to lower incentive compensation expense and cost reduction measures.

Interest and Other Income/Expense

In comparison to the prior year, interest expense decreased $7 million primarily due to lower average rates and a favorable IRS settlement related to an uncertain tax position, partly offset by higher average debt balances used to partially finance strategic timberland acquisitions.

The $5 million decline in interest and other income in 2008 largely resulted from reduced average cash balances in 2008 compared to 2007.

Income Tax Expense

Our 2008 effective tax rate before discrete items was 15.0 percent compared to 13.3 percent in 2007. The increase was due to proportionately higher earnings from the Company’s taxable REIT subsidiary. Including discrete items, the effective tax rate was 16.5 percent compared to 11.9 percent in 2007.

See Note 10 — Income Taxes for additional information regarding the provision for income taxes.

Liquidity and Capital Resources

Historically, our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality and seasonality in working capital needs and long-term debt has been used to fund major acquisitions.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of December 31,
	2009	2008	2007
Cash and cash equivalents	$75	$62	$181
Total debt	700	747	721
Shareholders’ equity	1,146	939	1,000
Total capitalization (total debt plus equity)	1,846	1,686	1,721
Debt to capital ratio	38%	44%	42%

Results, 2009 versus 2008

Cash Provided by Operating Activities (in millions of dollars)

	2009	2008	Decrease
Year Ended December 31,	$307	$340	$33

Cash provided by operating activities decreased $33 million primarily due to lower earnings from operations as a result of weaker markets in Timber and Real Estate, partially offset by higher operating results in Performance Fibers due to strong demand.

Cash Used for Investing Activities (in millions of dollars)

	2009	2008	Decrease
Year ended December 31,	$93	$330	$237

Cash used for investing activities decreased $237 million as 2008 included the purchase of $230 million of timberlands as well as higher capital expenditures.

Cash Used for Financing Activities (in millions of dollars)

	2009	2008	Increase
Year ended December 31,	$202	$128	$74

Cash used for financing activities increased $74 million due to the net paydown of $40 million in debt during 2009 compared to $21 million in net borrowings during 2008, as well as costs related to the August 2009 issuance of Senior Exchangeable Notes due 2015. See Note 13 — Debt for further information on the Senior Exchangeable Notes.

Our debt-to-capital ratio decreased from prior year end as a result of lower debt and higher equity primarily from the AFMC earnings recognized during 2009. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) for additional information.

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

Cash Used for Investing Activities (in millions of dollars)

	2008	2007	Increase
Year ended December 31,	$330	$126	$204

Cash used for investing activities was above 2007 mainly resulting from the purchase of $230 million of timberlands in 2008 versus $23 million in 2007. See Note 7 — Timberland Acquisitions for additional information. Capital expenditures of $105 million in 2008 were above 2007 expenditures of $97 million.

Cash Used for Financing Activities (in millions of dollars)

	2008	2007	Increase
Year ended December 31,	$128	$58	$70

The increase of $70 million was mainly due to lower net borrowings in 2008. Net borrowings increased $21 million in 2008 versus an increase of $89 million in 2007.

Our debt-to-capital ratio in 2008 increased from prior year end as a result of lower equity primarily from foreign currency translation adjustments and a decline in pension assets.

Expected 2010 Expenditures

Capital expenditures in 2010 are forecasted to be between $140 million and $145 million. Our 2010 dividend payments are expected to increase from $158 million to $160 million assuming no change in the quarterly dividend rate of $0.50 per share. Cash payments for income taxes in 2010 are anticipated to be between $2 million and $6 million. Additionally, a cash refund of approximately $180 million related to the AFMC is anticipated to be received in 2010 after filing of the 2009 tax return. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) for additional information.

We made pension contributions of $10 million in 2009, of which $8 million was mandatory, compared to discretionary contributions of $8 million in 2008. We expect to increase pension plan contributions in 2010, primarily by using proceeds from the AFMC. These contributions could be in the $40 million to $50 million range. Expenditures of $11 million for environmental costs related to our dispositions and discontinued operations are expected in 2010. See Note 16 — Liabilities for Dispositions and Discontinued Operations for further information.

Performance and Liquidity Indicators

The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“EBITDA”), and Adjusted Cash Available for Distribution (“Adjusted CAD”). These measures are not defined by Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA as a performance measure and Adjusted CAD as a liquidity measure. EBITDA is defined by the Securities and Exchange Commission. Adjusted CAD as defined, however, may not be comparable to similarly titled measures reported by other companies.

Below is a reconciliation of Net Income to EBITDA for the five years ended December 31, 2009 (in millions of dollars):

	2009	2008	2007	2006	2005
Net Income	$312.5	$148.6	$173.6	$176.5	$177.5
Income tax expense (benefit)	46.3	29.4	23.4	22.3	(30.6)
Interest, net	50.4	48.3	49.6	38.8	38.8
Depreciation, depletion and amortization	158.4	168.2	165.1	136.5	153.3

EBITDA(1)	$567.6	$394.5	$411.7	$374.1	$339.0

(1)	2009 includes $205.2 million related to the AFMC.

EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how management is performing relative to the assets with which they have been entrusted. EBITDA by segment was as follows for the five years ended December 31 (millions of dollars):

	2009	2008	2007	2006	2005
EBITDA by Segment
Timber	$77.0	$115.6	$145.8	$151.9	$147.1
Real Estate	80.2	101.4	97.8	90.6	68.1
Performance Fibers	242.1	204.8	209.4	152.8	121.4
Wood Products	(6.3)	(0.7)	(2.3)	4.1	(11.9)
Other Operations	(3.0)	3.0	(3.2)	1.9	1.6
Corporate and other(1)	177.6	(29.6)	(35.8)	(27.2)	12.7

EBITDA(1)	$567.6	$394.5	$411.7	$374.1	$339.0

(1) 2009 includes $205.2 million related to the AFMC.

In 2009, EBITDA was $568 million, a $173 million increase from 2008 primarily due to the AFMC and higher operating results in our Performance Fibers segment, partially offset by lower operating results in our Timber and Real Estate segments. In 2008, EBITDA was $395 million, a $17 million decrease from 2007 primarily due to lower operating results in our Timber segment. See page 20 of Item 6 — Selected Financial Data for a reconciliation of EBITDA to Operating Income.

Adjusted CAD is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchasing common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing LKE tax benefits). We define Cash Available for Distribution (“CAD”) as Cash Provided by Operating Activities adjusted for capital spending, the tax benefits associated with certain strategic acquisitions, the change in committed cash, and other items which include cash provided by discontinued operations, proceeds from matured energy forward contracts and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.”

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five years ended December 31 (in millions):

	2009	2008	2007	2006	2005
Cash provided by operating activities	$307.3	$340.2	$324.0	$306.9	$261.9
Capital expenditures	(91.7)	(104.8)	(97.0)	(105.5)	(85.3)
LKE tax benefits on third party real estate sales(1)	—	(12.1)	(3.9)	(4.8)	(3.2)
Change in committed cash	17.0	(10.0)	16.9	(19.1)	1.8
Other	(2.4)	(0.1)	0.8	0.3	(14.7)

CAD	230.2	213.2	240.8	177.8	160.5
Mandatory debt repayments	(122.6)	(23.9)	(162.9)	(3.3)	(3.6)

Adjusted CAD	$107.6	$189.3	$77.9	$174.5	$156.9

(1)	Represents income taxes which would have been paid had the Company not completed third-party LKE transactions.

Adjusted CAD was $108 million in 2009, a $81 million decrease from 2008 primarily due to higher mandatory debt repayments. Adjusted CAD was $189 million in 2008, a $111 million increase from 2007 primarily due to $163 million in mandatory debt repayments in 2007 compared to $24 million in 2008. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Liquidity Facilities

We have a $250 million unsecured revolving credit facility at an interest rate of LIBOR plus 40 basis points. The facility expires in August 2011. At December 31, 2009, the available borrowing capacity was $235 million.

In August 2009, TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. See Note 13 — Debt for additional information on this offering and other outstanding debt, as well as for information on covenants which must be met in connection with our installment notes and the $250 million revolving credit facility.

In February 2010, S&P Ratings Services revised its outlook on Rayonier to positive from stable while affirming a ‘BBB’ investment grade rating of our long-term debt. Moody’s Investors Service affirmed its ‘Baa3’ investment grade rating on our long-term debt with a ‘Stable’ outlook.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements to provide credit support for certain suppliers/vendors and customers in case of their default on critical obligations, and collateral for certain self-insurance programs that we maintain. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 18 — Guarantees for further discussion.

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

The following table aggregates our contractual financial obligations as of December 31, 2009 and anticipated cash spending by period:

Contractual Financial Obligations (000’s)	Total	Payments Due by Period
		2010	2011-2012	2013-2014	Thereafter
Long-term debt(1)	$726,167	$—	$426,167	$112,500	$187,500
Current maturities of long-term debt	4,650	4,650	—	—	—
Interest payments on long-term debt(2)	150,067	37,558	66,941	35,718	9,850
Operating leases — timberland(3)	101,021	7,288	14,186	13,622	65,925
Environmental obligations(4)	67,300	25,282	29,918	12,000	100
Postretirement obligations(5)	16,677	2,278	3,475	3,377	7,547
Operating leases — PP&E, offices	8,298	3,109	2,368	1,546	1,275
Uncertain tax positions(6)	1,973	1,973	—	—	—
Other long-term liabilities	947	237	473	237	—

Total contractual cash obligations	$1,077,100	$82,375	$543,528	$179,000	$272,197

(1)

Due to the adoption of new guidance related to accounting for convertible debt instruments, the book value of our long-term debt is currently recorded at $695 million on the Company’s consolidated balance sheet, but upon maturity the liability will be $726 million.

(2)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2009.
(3)	The majority of timberland leases are subject to changes in either the Consumer Price Index or the Producer Price Index.
(4)	These obligations relate to the Jesup mill 2008 consent order. See the Item 3 — Legal Proceedings for additional information on the Jesup mill consent order.
(5)

The amounts represent an estimate of our projected payments related to postretirement medical and life insurance plans for the next ten years. See Note 21 — Employee Benefit Plans for additional information.

(6)

The settlement date is unknown for approximately $16 million of uncertain tax positions. This amount has been excluded from the table above. See Note 10 — Income Taxes for additional information on uncertain tax positions.

In November 2009, we completed a Form S-3 shelf registration statement related to $172.5 million of new public convertible debt securities sold in a private placement on August 12, 2009. In January 2008, we completed a Form S-3 shelf registration statement related to $300 million of new public convertible debt securities sold in a private placement on October 16, 2007. In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7.0 million common shares for the acquisition of other businesses, assets or properties. As of December 31, 2009, no common shares have been offered or issued under the Form S-4 shelf registration.

New Accounting Standards

See Note 2 — Summary of Significant Accounting Policies for discussion of recently issued accounting pronouncements that will affect our financial results and disclosures in future periods.

Environmental Regulation

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste handling and disposal. Such environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws and regulations. Management closely monitors its environmental responsibilities and believes that the Company is in substantial compliance with current environmental requirements. In addition to ongoing compliance with laws and regulations, the Company’s facilities operate in accordance with various permits, which are issued by state and federal environmental agencies. Many of these permits impose operating conditions on the Company which require significant expenditures to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions in response to new environmental laws and regulations, or more stringent interpretations of existing laws and regulations. During 2009, 2008 and 2007, we spent approximately $10 million, $18 million and $11 million, respectively, for capital projects related to environmental compliance for ongoing operations. During 2010 and 2011, our capital spending related to environmental compliance for continuing operations is expected to increase to approximately $28 million and $26 million, respectively. Over the next five years we expect environmental capital spending to total between $90 million and $95 million. The expected increase in environmental spending is primarily due to a 2008 Jesup mill consent order (in which we agreed to implement certain capital improvements relating to the mill’s wastewater treatment) as well as improvement to our manufacturing process and pollution control systems that will comply with the requirements of new or renewed air emission and water discharge permits, and other required improvements for our Performance Fibers mills.

Our discontinued operations with historical environmental contamination are subject to a number of federal, state, and local laws. For example, former operations at the SWP wood treating sites used preservative formulations consisting primarily of creosote, pentachlorophenol, and chromated-copper arsenate. Investigations performed at the SWP sites over the years have identified releases to soils, groundwater and sediments containing free product and constituents or derivatives of these formulations including, but not limited to, all or some combination of petroleum products, metals (e.g., arsenic, chromium), and/or organics (e.g., volatile organic compounds, phenols, polycyclic aromatic hydrocarbons, dioxins and furans). As it has for many years, SWP continues to actively work with federal and state environmental agencies to undertake appropriate steps to investigate and remediate these sites in accordance with applicable laws. As these requirements change over time, they may mandate more stringent levels of soil and groundwater investigation, remediation, and monitoring. While we believe that our current estimates are adequate, future changes to these legal requirements could adversely affect the cost and timing of our activities on these sites.

Notwithstanding Rayonier’s current compliance status, many of its operations are subject to constantly changing environmental requirements which are often the result of legislation, regulation, litigation and negotiation. For additional information see page 7 in Item 1A — Risk Factors for a discussion of the impact of environmental laws and regulations, including climate-related initiatives, on our businesses.

It is the opinion of management that substantial expenditures will be required over the next ten years in the area of environmental compliance. See Note 16 — Liabilities for Dispositions and Discontinued Operations, for additional information regarding the Company’s environmental liabilities.

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

Cyclical pricing of commodity market paper pulp is one of the factors which influences Performance Fibers’ prices in the absorbent materials product line. However, since we are a non-integrated producer of specialized performance fibers for non-papermaking end uses, our fluff product mix tends to lag (on both the upturn and downturn) commodity paper pulp prices with pricing adjustments that are less severe. Our cellulose specialty products’ prices are based on market supply and demand and are not correlated to commodity paper pulp prices. Also, nearly all of our cellulose specialty products are under long-term volume contracts that extend into 2011.

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging principal amounts. At December 31, 2009, we did not hold any swap agreements.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2009, was $747 million compared to $651 million in carrying value. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Our percentage of debt with fixed interest rates was 93 percent as of December 31, 2009. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2009, would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $33 million.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. At December 31, 2009, we had no fuel oil or natural gas contracts outstanding.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page ii.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this annual report on Form 10-K, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2009.

Internal Control Over Financial Reporting

With regard to the Company’s internal control over financial reporting as defined in paragraph (f) of Rule 13a-15(f), see Management’s Report on Internal Control over Financial Reporting on page F-1, followed by the Report of Independent Registered Public Accounting Firm on pages F-2 and F-3, included in Item 8 — Financial Statements and Supplementary Data of this annual report on Form 10-K.

In the quarter ended December 31, 2009, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Paul G. Kirk, Jr. was elected to Rayonier Inc.’s Board of Directors and reappointed Lead Director effective March 1, 2010. Mr. Kirk resigned from the Board on September 23, 2009 to serve as interim United States Senator from Massachusetts. His Senate term ended on February 4, 2010. Mr. Kirk is expected to be appointed to one or more Board committees upon the recommendation of the Nominating and Corporate Governance Committee and approval by the Board of Directors in May.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our Web site at www.rayonier.com as soon as it is filed with the SEC.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors is incorporated by reference to the information in the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Report of the Audit Committee” in the Proxy Statement. The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive officer and financial and accounting officer, is available on our Web site, www.rayonier.com. Recent amendments to the Standards of Ethics and Code of Corporate Conduct have been posted on our Web site. Any other amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on such Web site.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

(b) Exhibits:

See Item 15 (a)(3).

(c) Financial Statement Schedules:

See Item 15 (a)(2).

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

Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009. The report on the Company’s internal control over financial reporting as of December 31, 2009, is on page F-3.

L.M. Thomas

Chairman, President and Chief Executive Officer

February 24, 2010

H. E. Vanden Noort

Senior Vice President and Chief Financial Officer

February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the “Company”) as of December 31, 2009, and 2008, and the related consolidated statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited the internal control over financial reporting of Rayonier Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 24, 2010

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31,

(Thousands of dollars, except per share data)

	2009	2008	2007
SALES	$1,168,567	$1,271,048	$1,224,654

Costs and Expenses
Cost of sales (2007 includes a $10.9 million fire loss)	914,772	991,894	922,148
Selling and general expenses	62,633	64,503	66,941
Other operating income, net (Note 3)	(221,172)	(12,500)	(10,516)

	756,233	1,043,897	978,573
Equity in (loss) income of New Zealand joint venture	(2,826)	(715)	514

OPERATING INCOME	409,508	226,436	246,595
Interest expense	(52,441)	(50,729)	(57,448)
Interest and miscellaneous income, net	1,810	2,312	7,762

INCOME BEFORE INCOME TAXES	358,877	178,019	196,909
Income tax expense	(46,336)	(29,436)	(23,350)

NET INCOME	312,541	148,583	173,559

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	15,980	(23,508)	7,005
Joint venture cash flow hedges	(2,305)	—	—
Employee Benefit Plans
Retiree benefit plan amendment, net of income tax expense of $7,662 in 2008	—	16,377	—
Gain (loss) from amortization of pension and postretirement plans, net of income tax expense of $1,401, and a tax benefit of $27,120 and $2,319	4,879	(65,527)	(3,997)

COMPREHENSIVE INCOME	$331,095	$75,925	$176,567

EARNINGS PER COMMON SHARE
Basic earnings per share	$3.95	$1.89	$2.24

Diluted earnings per share	$3.91	$1.87	$2.20

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Thousands of dollars)

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,964	$61,685
Accounts receivable, less allowance for doubtful accounts of $1,150 and $1,130	103,740	75,657
Inventory (Note 12)	88,504	96,866
Income tax and alternative fuel mixture credit receivable	192,579	1,886
Prepaid and other current assets	49,909	42,929

Total current assets	509,696	279,023

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,188,559	1,254,978
PROPERTY, PLANT AND EQUIPMENT
Land	24,789	24,445
Buildings	126,443	124,174
Machinery and equipment	1,275,955	1,244,946

Total property, plant and equipment	1,427,187	1,393,565
Less—accumulated depreciation	(1,082,248)	(1,042,756)

	344,939	350,809

INVESTMENT IN JOINT VENTURE (NOTE 8)	50,999	42,950
OTHER ASSETS	158,738	154,104

	$2,252,931	$2,081,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$58,584	$70,714
Bank loans and current maturities	4,650	620
Accrued taxes	11,994	10,633
Accrued payroll and benefits	23,764	19,854
Accrued interest	6,512	4,202
Accrued customer incentives	25,644	13,936
Accrued professional fees	10,483	749
Other current liabilities	22,832	30,699
Current liabilities for dispositions and discontinued operations (Note 16)	10,648	8,214

Total current liabilities	175,111	159,621

LONG-TERM DEBT	694,999	746,591
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 16)	87,943	96,361
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 21)	111,662	121,440
OTHER NON-CURRENT LIABILITIES	37,010	18,914
COMMITMENTS AND CONTINGENCIES (Notes 17, 18 and 19)
SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 79,541,974 and 78,814,431 shares issued and outstanding	561,962	527,302
Retained earnings	663,986	509,931
Accumulated other comprehensive loss	(79,742)	(98,296)

	1,146,206	938,937

	$2,252,931	$2,081,864

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Thousands of dollars)

	2009	2008	2007
OPERATING ACTIVITIES
Net income	$312,541	$148,583	$173,559
Non-cash items included in income:
Depreciation, depletion and amortization	158,371	168,239	154,686
Non-cash cost of forest fire losses	—	—	10,411
Non-cash cost of real estate sold	7,634	11,145	8,612
Non-cash stock-based incentive compensation expense	15,754	13,344	13,478
Amortization of convertible debt discount	6,517	5,437	1,119
Non-cash change in deferred income taxes	(6,260)	11,576	(8,866)
Excess tax benefits on stock-based compensation	(2,720)	(3,248)	(7,907)
Other	11,080	6,255	7,120
Changes in operating assets and liabilities:
Receivables	(26,863)	1,794	19,239
Inventories	9,202	(15,946)	(7,370)
Accounts payable	(12,552)	6,128	(8,502)
Income tax and alternative fuel mixture credit receivable	(190,694)	9,513	(1,251)
Other current assets	(3,793)	(4,383)	2,536
Accrued liabilities	28,317	(7,245)	(10,353)
Other assets	1,422	4,736	(7,659)
Other non-current liabilities	7,438	(8,080)	(6,257)
Expenditures for dispositions and discontinued operations	(8,095)	(7,660)	(8,575)

CASH PROVIDED BY OPERATING ACTIVITIES	307,299	340,188	324,020

INVESTING ACTIVITIES
Capital expenditures	(91,667)	(104,806)	(97,004)
Purchase of timberlands and wood chipping facilities	—	(229,701)	(22,872)
Purchase of real estate	—	(4,336)	(4,350)
Change in restricted cash	1,399	8,523	(8,812)
Other	(2,476)	(71)	7,053

CASH USED FOR INVESTING ACTIVITIES	(92,744)	(330,391)	(125,985)

FINANCING ACTIVITIES
Issuance of debt (Note 13)	267,500	173,800	477,000
Repayment of debt	(307,643)	(152,685)	(387,926)
Dividends paid	(158,218)	(156,978)	(150,626)
Proceeds from the issuance of common shares	11,115	8,265	18,891
Excess tax benefits on stock-based compensation	2,720	3,248	7,907
Purchase of exchangeable note hedge (Note 13)	(23,460)	—	(33,480)
Proceeds from issuance of warrant (Note 13)	12,506	—	20,670
Debt issuance costs	(4,678)	—	(7,057)
Repurchase of common shares	(1,388)	(3,979)	(3,150)

CASH USED FOR FINANCING ACTIVITIES	(201,546)	(128,329)	(57,771)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	270	(864)	646

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	13,279	(119,396)	140,910
Balance, beginning of year	61,685	181,081	40,171

Balance, end of year	$74,964	$61,685	$181,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$41,433	$42,691	$71,317

Income taxes	$8,824	$12,752	$25,944

Non-cash investing activity:
Capital assets purchased on account	$8,722	$8,675	$10,084

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS

Rayonier Inc. (“Rayonier” or “the Company”) is a leading international forest products company primarily engaged in timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. The Company owns, leases or manages approximately 2.5 million acres of timberland and real estate located in the United States and New Zealand. Included in this property is over 200,000 acres of high value real estate located primarily along the coastal region from Savannah, Georgia to Daytona Beach, Florida, which is referred to as the “coastal corridor.” The Company owns and operates two specialty cellulose mills in the United States. In addition, the Company manufactures lumber in three sawmills in Georgia and engages in the trading of logs.

Rayonier operates in four reportable business segments: Timber, Real Estate, Performance Fibers, and Wood Products. See Note 4 — Segment and Geographical Information for further discussion.

The Company is a Real Estate Investment Trust (“REIT”). The Company is generally not required to pay federal income taxes on its U.S. timber harvest earnings and other REIT operations contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The U.S. timber operations are primarily conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (“RFR”). Non-REIT qualifying and certain foreign operations, which are subject to corporate-level tax on earnings, are operated by our wholly-owned taxable subsidiary, Rayonier TRS Holdings Inc. (“TRS”). These operations include the Performance Fibers and Wood Products businesses as well as the Real Estate segment’s entitlement and sale of higher and better use (“HBU”) properties.

Timber

The Company’s Timber segment owns, leases, or manages approximately 2.4 million acres of timberlands located in the U.S. and New Zealand. The Timber segment conducts activities that relate to the harvesting of timber in addition to managing timberlands and selling timber and logs to third parties.

Real Estate

Rayonier has invested in timberlands seeking to maximize its total return from a full cycle of ownership, which includes selling portions of its asset base to capture the appreciated value. An increasing portion of Rayonier’s acreage has become more valuable for development, recreational or conservation purposes than for growing timber. As a result, the Company has expanded its focus to include more value-added real estate activities such as seeking entitlements. The Company’s Real Estate segment owns approximately 0.1 million acres.

Performance Fibers

Rayonier is a manufacturer of high-performance cellulose fibers with two production facilities in Jesup, Georgia and Fernandina Beach, Florida, which have a combined annual capacity of approximately 740,000 metric tons. These fiber products are sold throughout the world to companies that produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles, electronics and various industrial applications. Approximately 61 percent of performance fiber sales are to export customers, primarily in Europe, Asia and Latin America.

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

Absorbent materials—Rayonier is a producer of fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS (Continued)

Wood Products

The Company operates and sells dimension lumber products through three lumber manufacturing facilities in the U.S.

Other

Rayonier operates a log trading business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rayonier and its subsidiaries, in which it has a majority ownership or controlling interest. All intercompany balances and transactions are eliminated. For income tax purposes, the Company files two U.S. federal income tax returns, one for REIT operations and a consolidated filing for TRS operations, as well as several state, local and foreign income tax returns.

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

Inventory

Inventories are valued at the lower of cost or market. The costs of manufactured performance fibers are determined on the first-in, first-out basis. Other products are valued on an average cost basis. Inventory costs include material, labor and manufacturing overhead. Physical counts of inventories are taken at least annually. The need for a provision for estimated losses from obsolete, excess or slow-moving inventories is reviewed periodically.

HBU real estate properties that are expected to be sold within one year are included in inventory, while properties that are expected to be sold after one year are included in “Other assets.”

Equity Method Investments

The Company accounts for its interest in a New Zealand joint venture (“JV”) in accordance with generally accepted accounting principles under the equity method of accounting. Rayonier does not have a controlling financial interest but exerts significant influence over the JV’s operating and financial policies as manager of the JV.

Timber

Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing of timber including real estate taxes, lease rental payments and site preparation are capitalized. Such accumulated costs attributed to merchantable timber are charged to cost of goods sold at the time the timber is harvested or the timberland is sold based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Upon the acquisition of

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

timberland, the Company makes a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. This determination is based on the geographic location of the new timber, the customers/markets that will be served and the species mix. If the acquisition is similar, the cost of the acquired timber is combined into an existing depletion pool and a new depletion rate is calculated for the pool. This determination and depletion rate adjustment normally occurs in the quarter following the acquisition, concurrent with the harvesting of the acquired timber.

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

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy that prioritizes the inputs used to measure fair value was established as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

See Note 6 — Fair Value Measurements and Note 21 — Employee Benefit Plans for additional information on the Company’s fair value disclosures.

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

Derivative financial instruments such as commodity swap agreements are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Transactions that provide for the forward purchase or sale of raw materials are not included in the financial statements until physical delivery of the product, as these transactions are done in the normal course of business and qualify for treatment under the normal purchases and sales scope exception under generally accepted accounting principles.

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

See Note 5 — Financial Instruments for additional information on the Company’s derivative financial instruments.

Revenue Recognition

The Company generally recognizes revenues when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred, (iii) the Company’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Revenue from the sale of timber is recorded when title passes to the buyer. Timber sales are either sales of delivered logs or stumpage sales. Stumpage sales in the Eastern and Western regions are primarily made on a pay-as-cut basis. These contracts generally require a minimum 15 percent initial payment and title and risk of loss are transferred when the timber is cut. Sales of delivered logs generally do not require an initial payment and are made to third party customers on open credit terms.

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

The Company’s Other segment includes log trading sales. Revenue is recorded when the goods are received by the customer and title passes.

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

discernible and accrues its obligation to remediate and monitor environmental liabilities. These obligations are established based on payments over the next 20 years and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2010 through 2029, reflects the time in which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the Company adjusts its recorded liabilities appropriately. Environmental liabilities are accounted for on an undiscounted basis and are reflected in current and non-current “Liabilities for dispositions and discontinued operations” in the Consolidated Balance Sheet.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company recognizes the effect of a change in income tax rates on deferred tax assets and liabilities in the Consolidated Statement of Income and Comprehensive Income in the period that includes the enactment date the rate change. The Company records a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

In determining the provision for income taxes, the Company computes an annual effective income tax rate based on annual income by legal entity, permanent differences between book and tax, and statutory income tax rates by jurisdiction. The effective tax rate also reflects an assessment of the ultimate outcome of uncertain tax positions. The Company adjusts its annual effective tax rate as additional information on outcomes or events becomes available. Discrete items such as audit settlements are recognized in the period in which they occur.

The Company’s income tax returns are subject to audit by U.S. federal, state, local and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, the Company records a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. The Company records a liability for an uncertain tax position that does not meet this criterion. The Company adjusts its liabilities for unrecognized tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. Liabilities for unrecognized tax benefits are included in “Other current liabilities” and “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. See Note 10 — Income Taxes for additional information.

Reclassifications

Certain 2008 and 2007 amounts have been reclassified to agree with current year presentation. See Note 8 — Joint Venture Investment for information regarding reclassifications for discontinued operations.

New or Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to enhanced disclosures for interests in variable interest entities by public companies and enterprises by replacing the quantitative-based risks and rewards calculation for determining which enterprise has a controlling interest in a variable interest entity with an approach primarily qualitative in nature. This Standard requires additional disclosures about an enterprise’s involvement in variable interest entities and is effective for fiscal years beginning after November 15, 2009. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements.

Also in June 2009, the FASB issued new guidance related to the accounting for transfers of financial assets. The new standard eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and associated guidance and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. Existing QSPEs will be

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

In May 2009, the FASB issued new guidance related to the disclosure of subsequent events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. As such, the Company evaluated events and transactions that occurred during the period from December 31, 2009, the date of the balance sheet, through February 24, 2010, the date of issuance of the audited consolidated financial statements, and we had one subsequent event. See Note 8 — Joint Venture Investment for information about the Company’s reduction of its interest in the JV occurring in February 2010.

In December 2008, the FASB issued new guidance related to employers’ disclosures about postretirement benefit plan assets. The guidance requires disclosure of investment policies, strategies, categories of plan assets and information about the fair value measurements of plan assets of a defined pension or other postretirement plan. The disclosures are effective for fiscal years ending after December 15, 2009. The Company is properly disclosing all information required by the new guidance in this 2009 Annual Report on Form 10-K.

In May 2008, the FASB issued new guidance related to accounting for convertible debt instruments which may be settled in cash upon conversion. This guidance requires entities with convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The Company adopted this guidance on January 1, 2009 and retrospectively applied the fair value of the equity component, net of accumulated amortization, in 2007 and 2008. The adoption resulted in the recognition of a $23.7 million debt discount, an $8.7 million deferred tax liability and a $15.0 million increase to shareholders’ equity, net of income taxes as of December 31, 2008. The Company recorded additional interest expense, net of tax benefits, related to the amortization of the debt discount of $4.1 million, or $0.05 per diluted share, $3.6 million, or $0.05 per diluted share, and $0.7 million, or $0.01 per diluted share, in the years ending December 31, 2009, 2008 and 2007, respectively. See Note 13 — Debt for additional information on the Company’s convertible debt.

3.	ALTERNATIVE FUEL MIXTURE CREDIT (“AFMC”)

The U.S. Internal Revenue Code provided a tax credit for taxpayers that produced and used an alternative fuel in the operation of their business. Rayonier produces and uses an alternative fuel (“black liquor”) at its Jesup, Georgia and Fernandina Beach, Florida Performance Fibers mills, which qualified for the $0.50 per gallon credit of alternative fuel used in operations through December 31, 2009. Accordingly, the 2009 Consolidated Statement of Income and Comprehensive Income includes income of $205.2 million, net of associated expenses, recorded in “Other operating income, net” for black liquor produced and used. The AFMC expired on December 31, 2009.

4.	SEGMENT AND GEOGRAPHICAL INFORMATION

Rayonier operates in four reportable business segments: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales include all property sales, including those designated as HBU. The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels under contract previously in the Timber segment. Allocations of depletion expense and non-cash costs of real estate sold are recorded when the Real Estate segment sells an asset from the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

4.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

materials. The Wood Products segment is comprised of lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are reported in “Other Operations.” Sales between operating segments are made based on fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

Operating income (loss) as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income (loss). Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains (losses) from certain asset dispositions, interest income (expense), miscellaneous income (expense) and income tax (expense) benefit, are not considered by Company management to be part of segment operations.

Three customers in the Performance Fibers segment represented 13 percent, 12 percent and 11 percent of the Company’s consolidated sales in 2009, respectively. Two customers in the Performance Fibers segment represented 12 percent and 10 percent of the Company’s consolidated sales in 2008, respectively, and one customer in the Performance Fibers segment represented 13 percent of the Company’s consolidated sales in 2007.

Segment information for each of the three years ended December 31, 2009 follows (in millions of dollars):

	Sales
	2009	2008	2007
Timber	$159	$199	$222
Real Estate	101	127	116
Performance Fibers	839	798	722
Wood Products	51	86	88
Other Operations	38	61	77
Intersegment Eliminations(1)	(19)	—	—

Total	$1,169	$1,271	$1,225

(1)	Intersegment eliminations reflect sales from our Timber segment to our Performance Fibers segment.

	Operating Income/(Loss)
	2009	2008	2007
Timber(1)	$7	$31	$60
Real Estate	56	80	93
Performance Fibers	184	149	141
Wood Products	(11)	(7)	(8)
Other Operations(2)	(3)	3	(3)
Corporate and other(3)	177	(30)	(36)

Total	$410	$226	$247

(1)	2007 includes a $10.9 million charge resulting from wildfire damage on timberlands in southeast Georgia and northeast Florida.
(2)

2009, 2008 and 2007 include a $2.3 million loss, a $3.2 million gain and a $0.6 million loss, respectively, for foreign currency transaction gains or losses related to the Company’s foreign operations.

(3)	2009 includes $205.2 million related to the AFMC. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) for additional information.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

4.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	Gross Capital Expenditures
	2009	2008	2007
Timber(1)	$32	$265	$52
Real Estate	—	4	4
Performance Fibers	59	67	65
Wood Products	1	2	3
Corporate and other	—	1	—

Total	$92	$339	$124

(1)	Includes strategic acquisitions of $0, $229.7 million and $14.2 million in 2009, 2008 and 2007, respectively.

	Depreciation, Depletion and Amortization
	2009	2008	2007
Timber(1)	$70	$85	$85
Real Estate(2)	24	21	5
Performance Fibers	58	56	68
Wood Products	5	5	6
Corporate and other	1	1	1

Total	$158	$168	$165

(1)	2007 includes a $10.4 million charge resulting from wildfire damage on timberlands in southeast Georgia and northeast Florida.
(2)	Real Estate depletion increased in 2008 and 2009 due to higher non-strategic timberland sales.

	Identifiable Assets
	2009	2008
Timber	$1,260	$1,323
Real Estate	71	73
Performance Fibers	518	496
Wood Products	22	27
Other Operations	19	26
Corporate and other(1)	363	137

Total	$2,253	$2,082

(1)	2009 includes $192.4 million related to the AFMC.

	Sales by Product Line
	2009	2008	2007
Timber	$159	$199	$222
Real Estate
Development	3	5	37
Rural	32	48	79
Non-Strategic Timberlands	66	74	—

Total Real Estate	101	127	116

Performance Fibers
Cellulose specialties	658	600	539
Absorbent materials	181	198	183

Total Performance Fibers	839	798	722

Wood Products	51	86	88
Other	19	61	77

Total Sales	$1,169	$1,271	$1,225

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

4.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2009	2008	2007	2009	2008	2007	2009	2008
United States	$1,136	$1,220	$1,172	$416	$223	$245	$2,176	$2,019
New Zealand	33	39	43	(6)	3	2	77	56
All other	—	12	10	—	—	—	—	7

Total	$1,169	$1,271	$1,225	$410	$226	$247	$2,253	$2,082

	Sales by Destination
	2009	%	2008	%	2007	%
United States	$626	53	$720	57	$741	60
China	189	16	149	12	118	10
Europe	159	14	163	13	155	13
Japan	107	9	122	10	95	8
Other Asia	30	3	47	4	45	3
Latin America	23	2	31	2	26	2
New Zealand	12	1	15	1	22	2
Canada	6	1	6	—	7	1
All other	17	1	18	1	16	1

Total Sales	$1,169	100	$1,271	100	$1,225	100

The majority of sales to foreign countries are denominated in U.S. dollars.

5.	FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

The Company did not enter into any interest rate swap agreements during 2008 or 2009.

RFR previously entered into two interest rate swaps on $90 million of 8.288 percent fixed rate notes payable, which matured on December 31, 2007. One swap converted interest payments from a fixed rate to six month LIBOR plus 4.99 percent on $40 million of debt, while the second swap converted interest payments from a fixed rate to six month LIBOR plus 4.78 percent. These swaps qualified as fair value hedges. As such, the net effect from the interest rate swaps was recorded as interest expense. The interest rate differentials on the swap agreements settled every June 30 and December 31, until maturity. For the year ended December 31, 2007, the swap agreements increased interest expense by $1.9 million.

Commodity Swap Agreements

At December 31, 2009, the Company had no fuel oil or natural gas hedges outstanding.

The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheets:

Derivatives not designated as hedging instruments	Balance Sheet location	Fair Value at:
		December 31, 2008
Fuel oil contracts	Other current liabilities	(3,825)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

5.	FINANCIAL INSTRUMENTS (Continued)

The following table presents, as of December 31, the impact of derivative instruments and their location within the Consolidated Statements of Income and Comprehensive Income:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	2009	2008	2007
Commodity swap agreements	Other operating income, net	$1,286	$(3,496)	$329
Interest rate swaps	Interest expense	—	—	(1,938)

6.	FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2009 and 2008, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	2009		2008
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$74,964	$74,964	$61,685	$61,685
Short-term debt	(4,650)	(4,650)	(620)	(620)
Long-term debt	(694,999)	(790,763)	(746,591)	(700,369)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Asset	Fair Value Measurements at December 31, 2009	Significant Other Observable Inputs (Level 2)
Investment in QSPE	$2,733	$2,733

Asset (liability)	Fair Value Measurements at December 31, 2008	Significant Other Observable Inputs (Level 2)
Investment in QSPE	$2,757	$2,757
Commodity swap agreements	(3,825)	(3,825)

In 2004, Rayonier monetized a $25 million installment note received in connection with a timberland sale by contributing the note and letter of credit to a bankruptcy-remote, limited liability subsidiary that meets the requirements of a QSPE. Using the installment note and letter of credit as collateral, the QSPE issued $22.5 million of 15-year Senior Secured Notes and remitted cash of $22.5 million to the Company. Rayonier maintains a $2.5 million interest in the QSPE and receives immaterial cash payments equal to the excess of interest received on the installment note over the interest paid on the Senior Secured Notes. In addition, the Company calculated and recorded a de minimus guarantee liability to reflect its obligation of up to $2.5 million under a make-whole agreement pursuant to which it guaranteed certain obligations of the QSPE. This guarantee obligation is also collateralized by the letter of credit. The Company’s $2.5 million interest in the QSPE is recorded at fair value and adjusted on a quarterly basis. During the years ended December 31, 2009, 2008 and 2007, de minimus fair value adjustments were recorded. There are no restrictions that relate to the transferred financial assets. Upon maturity of the Senior Secured Notes in 2019 and termination of the QSPE, Rayonier will receive the remaining $2.5 million of cash.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

7.	TIMBERLAND ACQUISITIONS

In April 2008, the Company acquired approximately 56,300 acres of timberland in the state of Washington for $213 million, funding the acquisition with $128 million of cash on hand and borrowings from the Company’s credit facility. This acquisition increased the Company’s holdings of merchantable Douglas fir and western hemlock timber and was accounted for as an asset purchase.

In March 2008, the Company acquired approximately 53,800 acres of timberland consisting of high-value hardwoods in the state of New York for $19 million. The acquisition was funded with cash on hand and was accounted for as an asset purchase.

8.	JOINT VENTURE INVESTMENT

The Company holds a 40 percent interest in a JV that owns or leases approximately 0.3 million acres of New Zealand timberlands. In addition to the investment, Rayonier New Zealand Limited (“RNZ”), a wholly owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business. In the third quarter of 2008, Rayonier’s Board of Directors approved a plan to offer to sell the Company’s 40 percent interest in the JV as well as the operations of RNZ. As a result, the operating results of the JV and RNZ were segregated from continuing operations in the Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations.

In the second quarter of 2009, as a result of distressed capital markets and the weak global economic conditions, Rayonier and its joint venture partners decided to discontinue the sale process and continue with on-going operations. Accordingly, the operating results are included in continuing operations in the Consolidated Statements of Income and Comprehensive Income for all periods presented.

Rayonier’s investment in the JV is accounted for using the equity method of accounting. Income from the JV is reported in the Timber segment as operating income since the Company manages the forests and its JV interest is an extension of the Company’s operations. The JV is subject to New Zealand income taxes. However, Rayonier’s interest in its timber harvest operations is within the REIT, and therefore the Company generally is not required to pay U.S. federal income taxes on its equity investment income.

A portion of Rayonier’s equity method investment is recorded at historical cost which generates a difference between the book value of the Company’s investment and its proportionate share of the JV’s net assets. The difference represents the Company’s unrecognized gain from RNZ’s sale of timberlands to the JV in 2005. The deferred gain is recognized on a straight-line basis over the estimated number of years the JV expects to harvest the timberlands.

Subsequent Event

In December of 2009, the JV, Matariki Forestry Group (“Matariki”), signed an agreement to sell a 35 percent interest in the joint venture to a new investor for NZ$167 million. The investment is for newly issued capital by Matariki and the proceeds were used entirely to pay down a portion of the outstanding NZ$367 million debt. Consummation of this transaction occurred in February 2010. Upon closing, Rayonier’s ownership interest in Matariki declined from 40 percent to 26 percent. Rayonier will continue to manage the joint venture.

9.	OTHER ASSETS

Included in Other Assets are non-current prepaid and deferred income taxes, restricted cash, HBU real estate not expected to be sold within the next 12 months, long-term receivables, manufacturing and maintenance supplies not expected to be utilized within the next 12 months, and other deferred expenses including debt issuance and capitalized software costs.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

9.	OTHER ASSETS (Continued)

In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2009 and 2008, the Company had $0.1 million and $1.5 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method. At December 31, 2009 and 2008, capitalized debt issuance costs were $9.0 million and $6.5 million, respectively. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. At December 31, 2009 and 2008, capitalized software costs were $3.7 million and $4.6 million, respectively.

10.	INCOME TAXES

In general, only the TRS, whose businesses include the Company’s non-REIT qualified activities, is subject to corporate income taxes. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held by the Company upon REIT election at January 1, 2004) on taxable sales of such property during the first 10 years following the election to be taxed as a REIT. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on certain property sales and on TRS income.

Prohibited Transactions

As a REIT, the Company can be subject to a 100 percent tax on the gain resulting from “prohibited transactions.” The Company does not believe it has engaged in any prohibited transactions since it elected REIT status.

Like-Kind Exchanges

Under current tax law, the built-in gain tax from the sale of REIT property can be deferred and eliminated if sale proceeds from “relinquished” properties are reinvested in similar property consistent with the LKE requirements of the Internal Revenue Code, as long as the “replacement” property is owned through the end of the built-in gain period (10-year period which began on January 1, 2004). The LKE requirements do not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the built-in gain period.

Provision for Income Taxes

The (provision for)/benefit from income taxes consisted of the following:

	2009	2008	2007
Current
U.S. federal	$(50,586)	$(16,335)	$(30,983)
State and local	(1,493)	(600)	(1,138)
Foreign	(517)	1,367	(78)

	(52,596)	(15,568)	(32,199)

Deferred
U.S. federal	4,829	605	5,868
State and local	567	(265)	278
Foreign	839	(6,750)	(877)

	6,235	(6,410)	5,269

Changes in valuation allowance	25	(7,458)	3,580

Total	$(46,336)	$(29,436)	$(23,350)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

10.	INCOME TAXES (Continued)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is as follows:

	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
REIT income not subject to federal tax	(13.0)	(19.7)	(21.5)
Permanent differences/other	(0.4)	(0.3)	(0.2)

Income tax rate before discrete items	21.6%	15.0%	13.3%
Taxing authority settlements and unrecognized tax benefit adjustments	4.6	(2.9)	2.2
Change in valuation allowance	—	4.2	(1.8)
Deferred tax adjustments	0.5	1.4	(0.7)
Alternative fuel mixture credit	(13.3)	—	—
Return to accrual adjustment/other	(0.5)	(1.2)	(1.1)

Income tax rate as reported	12.9%	16.5%	11.9%

The effective tax rate, before discrete items, increased in 2009 over 2008 and 2007 due to proportionately higher earnings from the TRS. The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and the AFMC.

Deferred Taxes

Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax asset (liability) for the two years ended December 31, were as follows:

	2009	2008
Gross deferred tax assets:
Liabilities for dispositions and discontinued operations	$36,353	$38,629
Pension, postretirement and other employee benefits	49,918	47,691
Foreign and state NOL carryforwards	18,561	16,901
Foreign and state tax credit carryforwards	8,513	7,810
Original issue discount	4,043	941
Other	18,879	14,325

Total gross deferred tax assets	136,267	126,297
Less: Valuation allowance	(25,035)	(23,331)

Total deferred tax assets after valuation allowance	111,232	102,966

Gross deferred tax liabilities:
Accelerated depreciation	(56,741)	(54,702)
Employee benefits	(658)	(264)
Gains on timberland sales	(2,847)	(1,941)
Repatriation of foreign earnings	(4,589)	(3,278)
Other	(9,765)	(13,522)

Total gross deferred tax liabilities	(74,600)	(73,707)

Net deferred tax asset	$36,632	$29,259

Current portion of deferred tax asset	$13,047	$7,491
Noncurrent portion of deferred tax asset	31,021	26,987
Current portion of deferred tax liability	—	(3,278)
Noncurrent portion of deferred tax liability	(7,436)	(1,941)

Net deferred tax asset	$36,632	$29,259

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

10.	INCOME TAXES (Continued)

Included above are the following foreign and state net operating loss (“NOL”) and state tax credit carryforwards as of December 31, 2009:

Item	Gross Amount	Valuation Allowance	Expiration
New Zealand NOL Carryforwards	$17,779	$(5,334)	None
State NOL Carryforwards	229,232	(13,219)	15 years
Georgia State Tax Credits	7,190	(6,482)	10 years

In 2009 and 2008, the Company recorded excess tax benefits of $2.7 million and $3.2 million, respectively, related to stock-based compensation. These amounts were credited directly to shareholders’ equity and are not included in the consolidated tax provisions.

Tax Statutes

The following table provides detail of the tax years that remain open to examination by the Internal Revenue Service (“IRS”) and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Periods
U.S. Internal Revenue Service	2005 – 2009
State of Alabama	2003 – 2009
State of Florida	2003 – 2009
State of Georgia	2003 – 2009
New Zealand Inland Revenue	2005 – 2009

The IRS examination of tax years 2005 and 2006 is at the Appeals administrative level. The Company believes its reported tax positions are technically sound and its uncertain tax position liabilities at December 31, 2009 adequately reflect the probable resolution of these items.

Unrecognized Tax Benefits

In accordance with generally accepted accounting principles, we recognize the impact of a tax position if a position is “more likely than not” to prevail.

(a)	A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

	2009	2008	2007
Balance at January 1,	$3,906	$11,030	$5,102
(Increases) decreases related to prior year tax positions	(533)	(233)	8,719
Increases related to current year tax positions	16,000	—	361
Payments	(1,400)	(3,156)	—
Settlements	—	(3,767)	(3,152)
Reclassifications	—	32	—

Balance at December 31,	$17,973	$3,906	$11,030

(b)	The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2009 and 2008 is $18.0 million and $2.8 million, respectively.

(c)

The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. During the years December 31, 2009, 2008, and 2007, the Company recorded interest on the above

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

10.	INCOME TAXES (Continued)

unrecognized tax benefits of $0.3 million, $0.4 million, and $1.1 million, respectively. The Company has recorded liabilities of approximately $0.9 million and $1.2 million for the payment of interest and penalties at December 31, 2009 and 2008, respectively.

(d)	It is reasonably possible that within 12 months of December 31, 2009 the following unrecognized tax benefits could significantly decrease:

(i)	U.S. federal tax issue relating to refundable income tax credits.

•	The event that would cause such a change is an examination of the refundable tax credits by the IRS.

•	An estimate of the reasonably possible change is a decrease of $15.0 million.

(e)	It is reasonably possible that within 12 months of December 31, 2009 the following uncertain tax position could result in a change in tax benefits previously recognized:

(i)	U.S. federal tax issue relating to refundable income tax credits.

•	The event that would cause such a change is an examination of the refundable tax credits by the IRS.

•	An estimate of the reasonably possible change is an increase of $60.4 million.

11.	EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares and restricted shares. In 2009, 2008 and 2007, the stock options that were excluded from the computation of diluted EPS due to their anti-dilutive effect totaled 966,019, 862,681 and 309,699, respectively.

The 2009 and 2007 issuances of the Senior Exchangeable Notes did not have an impact in determining diluted shares since the stock price did not exceed the strike prices of $50.24 and $54.81, respectively. See Note 13 – Debt for additional information.

The following table provides details of the calculation of basic and diluted EPS for the three years ended December 31:

	2009	2008	2007
Net income	$312,541	$148,583	$173,559

Shares used for determining basic earnings per common share	79,052,479	78,476,635	77,571,684
Dilutive effect of:
Stock options	366,098	585,681	965,499
Performance and restricted shares	601,723	366,917	383,100

Shares used for determining diluted earnings per common share	80,020,300	79,429,233	78,920,283

Basic earnings per common share	$3.95	$1.89	$2.24

Diluted earnings per common share	$3.91	$1.87	$2.20

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

12.	INVENTORY

As of December 31, 2009 and 2008, Rayonier’s inventory included the following:

	2009	2008
Finished goods(1)	$70,548	$78,577
Work in progress	8,884	7,412
Raw materials	6,829	8,400
Manufacturing and maintenance supplies	2,243	2,477

Total inventory	$88,504	$96,866

(1)	Includes $5.7 million and $2.6 million of HBU real estate held for sale at December 31, 2009 and 2008, respectively.

13.	DEBT

Rayonier’s debt consisted of the following at December 31, 2009 and 2008:

	2009	2008
Revolving credit facility borrowings at a weighted average interest rate of 3.25% and 3.12% at December 31, 2009 and 2008, respectively	$10,000	$100,000
Senior Exchangeable Notes due 2015 at a fixed interest rate of 4.50% (1)	159,312	—
Senior Exchangeable Notes due 2012 at a fixed interest rate of 3.75% (1)	282,020	276,252
Installment notes due 2011-2014 at fixed interest rates of 8.49% to 8.64%	205,557	327,579
Pollution control and solid waste bonds due 2012-2020 at variable interest rates of 2.38% to 2.53% at December 31, 2009	38,110	38,110
Pollution control and industrial revenue bonds due 2010-2015 at a fixed interest rate of 6.20% (2)	4,650	5,270

Total debt	699,649	747,211
Less: Current maturities and short-term borrowings	(4,650)	(620)

Long-term debt	$694,999	$746,591

Principal payments due during the next five years and thereafter are as follows:

2010	$4,650	(2)
2011	103,057
2012	323,110	(1)
2013	—
2014	112,500
Thereafter	187,500	(1)

Total Debt	$730,817

(1)

Our Senior Exchangeable Notes maturing in 2015 were discounted by $13.2 million as of December 31, 2009, but upon maturity the liability will be $172.5 million. Our Senior Exchangeable Notes maturing in 2012 were discounted by $18.0 million and $23.7 million as of December 31, 2009 and 2008, respectively, but upon maturity in 2012 the liability will be $300.0 million.

(2)

In the fourth quarter of 2009, the Company made a decision to retire the debt in January 2010, prior to the 2015 maturity date. As a result, the entire balance of $4.7 million is classified as “Bank loans and current maturities” on the December 31, 2009 Consolidated Balance Sheet.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

13.	DEBT (Continued)

The Company has a $250 million unsecured revolving credit facility at an interest rate of LIBOR plus 40 basis points. The facility expires in 2011. The Company had $235 million and $144 million of available borrowings at December 31, 2009 and 2008, respectively.

4.50% Convertible notes issued August 2009

In August 2009, TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes are guaranteed by Rayonier, and are non-callable. The $172.5 million in principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier. Note holders may convert their notes to common stock of Rayonier, subject to certain provisions including the market price of the stock and the trading price of the convertible notes. The initial exchange rate is 19.91 shares per $1,000 principal based on an exchange price equal to 122.5 percent of the stock’s closing price of $41.01 on August 6, 2009, or $50.24 per share.

In separate transactions, TRS and Rayonier purchased exchangeable note hedges and sold warrants, respectively, based on 3,433,699 underlying shares of Rayonier. These transactions had the effect of increasing the conversion premium from 22.5 percent to 46 percent or to $60.00 per share. The exchangeable note hedge and warrant transactions are intended to limit exposure of potential dilution to Rayonier shareholders from note holders who could exchange the notes for Rayonier common shares. On exercise of the hedges, TRS will receive shares of Rayonier common stock equal to the difference between the then market price and the strike price of $50.24. The holders of the warrants will receive net shares from Rayonier if the share price is above $60.00 at maturity of the warrants.

The purchased hedges and sold warrants are not part of the terms of the notes and will not affect the note holders’ rights. Likewise, the note holders will not have any rights with respect to the hedge or the warrants. The purchased hedges and the sold warrants do not meet the definition of a derivative instrument because they are indexed to the Company’s own stock. They were recorded in shareholders’ equity in the Consolidated Balance Sheet and are not subject to mark-to-market adjustments.

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

In separate transactions, TRS and Rayonier, purchased an exchangeable note hedge and sold warrants, respectively, based on 5,472,991 underlying shares of Rayonier. These transactions had the effect of increasing the conversion premium from 22 percent to 40 percent or to $62.90 per share. On exercise of the hedge, TRS will receive shares of Rayonier common stock equal to the difference between the then market price and the strike price of $54.81. The holders of the warrants will receive net shares from Rayonier if the share price is above $62.90 at maturity of the warrants.

The purchased hedge and sold warrants are not part of the terms of the notes and will not affect the note holders’ rights. Likewise, the note holders will not have any rights with respect to the hedge or the warrants. The purchased hedge and the sold warrants do not meet the definition of a derivative instrument because they are indexed to the Company’s own stock. They were recorded in shareholders’ equity in the Consolidated Balance Sheet and are not subject to mark-to-market adjustments.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

13.	DEBT (Continued)

The amounts related to convertible debt in the Consolidated Balance Sheets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Liabilities:
Principal amount of debt
4.50% Senior Exchangeable Notes	$172,500	$—
3.75% Senior Exchangeable Notes	300,000	300,000
Unamortized discount
4.50% Senior Exchangeable Notes	(13,187)	—
3.75% Senior Exchangeable Notes	(17,980)	(23,748)

Net carrying amount of debt	$441,333	$276,252
Equity:
Common stock	$28,092	$19,242

The unamortized discounts for the 4.50% and 3.75% Senior Exchangeable Notes will be amortized through August 2015 and October 2012, respectively.

The amount of interest related to the convertible debt recognized in the Consolidated Statements of Income and Comprehensive Income for the three years ended December 31 is as follows:

	2009	2008	2007
Contractual interest coupon
4.50% Senior Exchangeable Notes	$2,911	$—	$—
3.75% Senior Exchangeable Notes	11,250	11,250	2,370
Amortization of debt discount
4.50% Senior Exchangeable Notes	750	—	—
3.75% Senior Exchangeable Notes	5,767	5,437	1,119

Total interest expense recognized	$20,678	$16,687	$3,489

The effective interest rate on the liability component of both issues for the years ended December 31, 2009 and 2008 was 6.21%.

Debt Covenants

In connection with the Company’s installment notes and the $250 million revolving credit facility, covenants must be met, including ratios based on the facility’s definition of EBITDA (“Covenant EBITDA”). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. The Company’s dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (“Covenant FFO”) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold. Under a covenant relating to the $206 million of installment notes, RFR may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At December 31, 2009, the Company is in compliance with all covenants.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

13.	DEBT (Continued)

The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2009, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio at December 31, 2009	Favorable (Unfavorable)
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	11.01 to 1	8.51
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.27 to 1	2.73
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	4.73 to 1	2.23
Dividends paid should not exceed 90 percent of Covenant FFO	90%	33%	57%

In addition to the financial covenants listed above, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier, among others. An asset sales covenant in the RFR installment note-related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sale proceeds for individual sales greater than $10 million (the “excess proceeds”) in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. The amount of excess proceeds was $19.8 million and $0 at December 31, 2009 and 2008, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for each of the three years ended December 31, 2009 is shown below:

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	76,879,826	$450,636	$495,988	$(28,646)	$917,978
Net income	—	—	173,559	—	173,559
Dividends ($1.94 per share)	—	—	(150,929)	—	(150,929)
Issuance of shares under incentive stock plans	1,412,781	18,891	—	—	18,891
Equity component of convertible debt (Note 13)	—	19,242	—	—	19,242
Warrants and hedge, net (Note 13)	—	(355)	—	—	(355)
Stock-based compensation	—	13,478	—	—	13,478
Excess tax benefit on stock-based compensation	—	7,907	—	—	7,907
Repurchases of common shares	(75,911)	(3,150)	—	—	(3,150)
Net loss from pension and postretirement plans	—	—	—	(3,997)	(3,997)
Foreign currency translation adjustment	—	—	—	7,005	7,005

Balance, December 31, 2007	78,216,696	$506,649	$518,618	$(25,638)	$999,629
Net income	—	—	148,583	—	148,583
Dividends ($2.00 per share)	—	—	(157,270)	—	(157,270)
Issuance of shares under incentive stock plans	690,031	8,265	—	—	8,265
Stock-based compensation	—	13,344	—	—	13,344
Excess tax benefit on stock-based compensation	—	3,248	—	—	3,248
Repurchase of common shares	(92,296)	(3,979)	—	—	(3,979)
Net loss from pension and postretirement plans	—	—	—	(65,527)	(65,527)
Retiree medical benefit plan amendment	—	—	—	16,377	16,377
Foreign currency translation adjustment	—	—	—	(23,508)	(23,508)
Other	—	(225)	—	—	(225)

Balance, December 31, 2008	78,814,431	$527,302	$509,931	$(98,296)	$938,937
Net income	—	—	312,541	—	312,541
Dividends ($2.00 per share)	—	—	(158,486)	—	(158,486)
Issuance of shares under incentive stock plans	776,905	11,115	—	—	11,115
Equity portion of convertible debt (Note 13)	—	8,850	—	—	8,850
Warrants and hedge, net (Note 13)	—	(2,391)	—	—	(2,391)
Stock-based compensation	—	15,754	—	—	15,754
Excess tax benefit on stock-based compensation	—	2,720	—	—	2,720
Repurchase of common shares	(49,362)	(1,388)	—	—	(1,388)
Net gain from pension and postretirement plans	—	—	—	4,879	4,879
Foreign currency translation adjustment	—	—	—	15,980	15,980
Joint venture cash flow hedges	—	—	—	(2,305)	(2,305)

Balance, December 31, 2009	79,541,974	$561,962	$663,986	$(79,742)	$1,146,206

The table below summarizes the tax characteristics of the cash dividend paid to shareholders for the three years ended December 31, 2009:

	2009	2008	2007
Capital gain	$1.55	$1.82	$1.94
Non-taxable return of capital	0.45	0.18	—

Total cash dividend per common share	$2.00	$2.00	$1.94

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

AOCI was comprised of the following as of December 31, 2009 and 2008:

	2009	2008
Foreign currency translation adjustments	$26,769	$10,789
Joint venture cash flow hedges(1)	(2,305)	—
Unrecognized components of employee benefit plans, net of tax	(104,206)	(109,085)

Total	$(79,742)	$(98,296)

(1)

Rayonier records its proportionate share of the JV’s cash flow hedges, as increases or decreases to “Investment in Joint Venture” with corresponding adjustments to “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheets.

The increase in foreign currency translation adjustments was due to the strengthening of the New Zealand dollar against the U.S. dollar.

The decrease in the unrecognized components of employee benefit plans was mainly due to gains on pension assets. See Note 21 — Employee Benefit Plans for further discussion.

16.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company’s dispositions and discontinued operations include its Port Angeles, Washington former dissolving pulp mill site, which was closed in 1997; Southern Wood Piedmont Company (“SWP”), which ceased operations in 1989 except for investigation and remediation activities; the Eastern Research Division, which primarily relates to a former research and development facility in Whippany, New Jersey which ceased operations in 1981; and other miscellaneous assets held for disposition. SWP owns or has liability for ten inactive former wood treating sites that are subject to the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and/or other similar federal or state statutes relating to the investigation and remediation of environmentally-impacted sites.

An analysis of activity in the liabilities for dispositions and discontinued operations for the two years ended December 31, 2009 follows:

	2009	2008
Balance, January 1	$104,575	$113,685
Expenditures charged to liabilities	(8,095)	(7,660)
Increase (reduction) to liabilities	2,111	(1,450)

Balance, end of year	98,591	104,575
Less: Current portion	(10,648)	(8,214)

Non-current portion	$87,943	$96,361

The Company discloses specific site liabilities that exceed 10 percent of the total liabilities for dispositions and discontinued operations at December 31, 2009. An analysis of the activity for the two years ended December 31, 2009 is as follows:

	Activity (in millions) as of December 31,
Sites	2007	Expenditures	Revisions to Estimates	2008	Expenditures	Revisions to Estimates	2009
Augusta, Georgia	$13.9	$(0.8)	$0.9	$14.0	$(0.9)	$2.0	$15.1
Spartanburg, South Carolina	15.5	(0.5)	0.6	15.6	(0.5)	(0.2)	14.9
East Point, Georgia	13.1	(0.8)	0.7	13.0	(1.2)	2.9	14.7
Other SWP sites	58.6	(3.5)	(3.2)	51.9	(3.2)	(4.9)	43.8

Total SWP	101.1	(5.6)	(1.0)	94.5	(5.8)	(0.2)	88.5
All other sites	12.6	(2.1)	(0.4)	10.1	(2.3)	2.3	10.1

TOTAL	$113.7	$(7.7)	$(1.4)	$104.6	$(8.1)	$2.1	$98.6

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

16.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Continued)

A brief description of each of these sites is as follows:

Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. The majority of visually contaminated surface soils have been removed, and remediation activities currently consist of a groundwater recovery system. The site operates under a 10-year hazardous waste permit issued pursuant to RCRA, which expires in 2014. Current cost estimates could change if recovery or discharge volumes increase or decrease drastically, or if changes to current remediation activities are required in the future. Total spending-to-date as of December 31, 2009 was $64.0 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2029.

Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone-sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. The cost estimate includes potential remediation of an adjoining area also owned by SWP, which appears to have received runoff from a portion of the former operating plant. Total spending-to-date as of December 31, 2009 was $36.1 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2029.

East Point, Georgia — SWP operated a wood treatment plant at this site from 1908 to 1984. This site operates under a 10-year RCRA hazardous waste permit, which is currently in the renewal process. In 2009, SWP entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources which, among other things, requires that SWP perform certain additional investigatory, analytical and potentially, remedial activity. Therefore, while active remedial measures are currently ongoing additional remedial measures may be necessary in the future. Total spending-to-date as of December 31, 2009 was $17.7 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2029.

The Company estimates that expenditures for environmental investigation, remediation, monitoring and other costs for all dispositions and discontinued operations will be approximately $11 million in 2010 and $9 million in 2011. Such costs will be charged against its liabilities for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. Subject to the factors described in the last paragraph of this footnote, the Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of December 31, 2009, this amount could range up to $36 million and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or improved environmental remediation technologies, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

17.	CONTINGENCIES

Rayonier is engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 16 – Liabilities for Dispositions and Discontinued Operations.

The Company has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material effect on the Company’s financial position, results of operations, or cash flow.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

18.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of December 31, 2009, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit(1)	$43,893	$38,110
Guarantees(2)	3,768	53
Surety bonds(3)	11,221	1,819

Total financial commitments	$58,882	$39,982

(1)

Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2010 and will be renewed as required.

(2)

In conjunction with the sale of timberlands to the JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaults on the bond, the Company would then have to perform. As of December 31, 2009, one annual payment of $1.2 million remains. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a qualified special purpose entity that was established to complete the monetization. At December 31, 2009, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2010 and 2011 and are expected to be renewed as required.

19.	COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $3.4 million, $2.9 million, and $3.5 million in 2009, 2008 and 2007, respectively. The Company also has long-term leases on certain timberlands in the Southern U.S. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally non-cancelable and require minimum annual rental payments. Total expenditures for long-term leases and deeds on timberlands amounted to $7.6 million, $7.5 million, and $7.0 million in 2009, 2008 and 2007, respectively.

At December 31, 2009, the future minimum payments under non-cancelable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases (1)	Total
2010	$3,109	$7,288	$10,397
2011	1,482	7,100	8,582
2012	886	7,086	7,972
2013	804	7,080	7,884
2014	742	6,542	7,284
Thereafter through 2036	1,275	65,925	67,200

	$8,298	$101,021	$109,319

(1)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index or Producer Price Index.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	INCENTIVE STOCK PLANS

At December 31, 2009, the Company had two stock-based employee compensation plans. The 1994 Rayonier Incentive Stock Plan (“the 1994 Plan”) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The Company no longer issues shares under the 1994 Plan. The Rayonier Incentive Stock Plan (“the Stock Plan”) provides for 7.1 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.

Total compensation cost recorded in “Selling and general expenses” for stock-based compensation was $15.4 million, $13.0 million and $13.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009 and 2008, compensation expense of $0.4 million was recorded in “Cost of sales.”

Tax benefits recognized related to stock-based compensation expense for the three years ended December 31, 2009 were $3.6 million, $3.1 million and $2.9 million, respectively.

Fair Value Calculations by Award

Restricted Stock

Restricted stock granted under the Stock Plan generally vests upon completion of a one to three year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. As of December 31, 2009, there was $1.4 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 0.8 years.

A summary of the Company’s restricted shares is presented below:

	2009	2008	2007
Restricted shares granted	15,271	38,696	114,172
Weighted average price of restricted shares granted	$36.75	$45.62	$44.57

(Amounts in millions)
Intrinsic value of restricted stock outstanding	$5.9	$4.4	$6.9
Fair value of restricted stock vested	0.6	1.0	1.5
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	—	0.4	0.5

	2009
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	140,696	$44.86
Granted	15,271	36.75
Cancelled	(982)	37.89
Vested	(13,967)	42.76

Non-vested Restricted Shares at December 31,	141,018	44.24

Performance Share Units

The Company’s performance share units generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon Rayonier’s total shareholder return versus selected peer group companies. The performance share payout is based on a market condition and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	INCENTIVE STOCK PLANS (Continued)

The Stock Plan allows for the cash settlement on the minimum required withholding tax on performance share unit awards. As of December 31, 2009, there was $11.6 million of unrecognized compensation cost related to the Company’s performance share unit awards. This cost is expected to be recognized over a weighted average period of 1.6 years.

A summary of the Company’s performance share units is presented below:

	2009	2008	2007
Common shares of Company stock reserved for performance shares	610,908	445,778	386,925
Weighted average price of performance share units granted	$32.64	$48.92	$44.00

(Amounts in millions)
Intrinsic value of outstanding performance share units	$34.3	$19.3	$28.3
Fair value of performance shares vested	16.0	6.2	7.5
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	1.4	3.2	2.7

	2009
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	614,410	$44.22
Granted	349,090	32.64
Units Distributed	(144,708)	36.25
Cancelled/adjustments	(4,517)	39.67

Outstanding Performance Share units at December 31,	814,275	40.70

Expected volatility and dividend yield were estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The following chart provides a tabular overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2009:

	2009	2008	2007
Expected volatility	43.6%	22.3%	19.1%
Dividend yield	6.4%	4.3%	4.8%
Risk-free rate	1.1%	3.1%	4.6%

Non-Qualified Employee Stock Options

The exercise price of each non-qualified stock option granted under both the 1994 and Stock plans are equal to the closing market price of the Company’s stock on the grant date. Under the 1994 plan, the maximum term is 10 years and two days from the grant date while under the Stock Plan, the maximum term is 10 years from the grant date. Awards vest ratably over three years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility for each grant and is calculated using the historical change in the daily market price of the Company’s common stock over the expected life of the award. The expected life is based on prior exercise behavior. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis over three years.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

20.	INCENTIVE STOCK PLANS (Continued)

The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31, 2009:

	2009	2008	2007
Expected volatility	34.1%	23.8%	28.4%
Dividend yield	6.6%	4.3%	4.5%
Risk-free rate	1.9%	3.5%	5.8%
Expected life (in years)	6.6	5.7	6.5
Fair value per share of options granted	$4.72	$7.58	$9.72
Fair value of options granted (in millions)	2.3	2.5	2.7

A summary of the status of the Company’s stock options as of and for the year ended December 31, 2009 is presented below:

	2009
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1,	2,483,600	$31.72
Granted	486,670	30.26
Exercised	(563,640)	19.72
Canceled	(26,448)	35.85

Options outstanding at December 31,	2,380,182	34.21	6.3	$20.5

Options vested and expected to vest as of December 31,	2,374,775	$34.22	6.3	$20.4

Options exercisable at December 31,	1,750,708	$33.55	5.4	$15.8

A summary of additional information pertaining to the Company’s stock options is presented below:

	2009	2008	2007
(Amounts in millions)
Intrinsic value of options exercised	$12.0	$11.3	$30.4
Fair value of options vested	2.5	2.7	2.9

As of December 31, 2009, there was $1.9 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 1.3 years.

21.	EMPLOYEE BENEFIT PLANS

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.	EMPLOYEE BENEFIT PLANS (Continued)

The net impact of the reduction was an unrecognized gain in accumulated other comprehensive income of $7.7 million which will be amortized over 1.9 years, the average remaining service period of the remaining active participants. As a result of the plan change, a gain of $4.0 million and $1.3 million was included in the Company’s net periodic benefit cost in 2009 and 2008, respectively.

The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31, 2009:

	Pension			Postretirement
	2009	2008		2009	2008
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$287,504	$273,523		$22,226	$46,558
Service cost	6,489	6,872		482	656
Interest cost	18,082	16,569		1,144	2,182
Actuarial loss (gain)	21,209	3,739		533	(276)
Plan amendments	5,352	—		—	(24,039)
Employee contributions	—	—		1,161	1,364
Benefits paid	(14,082)	(13,199)		(4,185)	(4,219)

Projected benefit obligation at end of year	$324,554	$287,504		$21,361	$22,226

Change in Plan Assets
Fair value of plan assets at beginning of year	$185,432	$263,886		$—	$—
Actual return on plan assets	51,245	(73,213	)(1)	—	—
Employer contributions	9,921	9,324		3,024	2,855
Employee contributions	—	—		1,161	1,364
Benefits paid	(14,082)	(13,199)		(4,185)	(4,219)
Other expense	(830)	(1,366)		—	—

Fair value of plan assets at end of year	$231,686	$185,432		$—	$—

Funded Status at End of Year:
Net accrued benefit cost	$(92,868)	$(102,072)		$(21,361)	$(22,226)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Current liabilities	$(1,476)	$(1,452)		$(2,277)	$(2,592)
Noncurrent liabilities	(91,392)	(100,620)		(19,084)	(19,634)

Net amount recognized	$(92,868)	$(102,072)		$(21,361)	$(22,226)

(1)	Loss due to the significant decline in the stock market in 2008.

Net gains or losses and prior service costs or credits recognized in other comprehensive income for the three years ended December 31, 2009 are as follows:

	Pension			Postretirement
	2009	2008	2007	2009	2008	2007
Net gains (losses)	$7,778	$(99,390)	$(13,595)	$(533)	$276	$(374)
Prior service cost	(5,352)	—	—	—	—	—
Negative plan amendment	—	—	—	—	24,039	—

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.	EMPLOYEE BENEFIT PLANS (Continued)

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31, 2009 are as follows:

	Pension			Postretirement
	2009	2008	2007	2009	2008	2007
Amortization of losses	$6,196	$4,845	$4,158	$5,841	$2,838	$1,267
Amortization of prior service cost (benefit)	1,830	1,426	1,451	(9,480)	(2,642)	777

Net gains or losses and prior service costs or credits that have not yet been included in pension and postretirement expense for the two years ended December 31, 2009 which have been recognized as a component of AOCI as follows:

	Pension		Postretirement
	2009	2008	2009	2008
Prior service cost	$(9,681)	$(6,159)	$4,801	$14,281
Net losses	(133,942)	(147,916)	(9,529)	(14,848)
Deferred income tax benefit	42,505	45,381	1,640	176

AOCI	$(101,118)	$(108,694)	$(3,088)	$(391)

The accumulated benefit obligation for all of the Company’s defined benefit plans was $300.6 million and $271.3 million at December 31, 2009 and 2008, respectively.

For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31, 2009:

	2009	2008
Projected benefit obligation	$345,915	$309,730
Accumulated benefit obligation	300,553	271,259
Fair value of plan assets	231,686	185,432

The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$6,489	$6,872	$6,948	$482	$656	$670
Interest cost	18,082	16,569	14,779	1,144	2,182	2,623
Expected return on plan assets	(21,427)	(21,072)	(18,406)	—	—	—
Amortization of prior service cost (benefit)	1,830	1,426	1,451	(9,480)	(2,642)	777
Amortization of losses	6,196	4,845	4,158	5,841	2,838	1,267

Net periodic benefit cost (benefit)	$11,170	$8,640	$8,930	$(2,013)	$3,034	$5,337

The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2010 are as follows:

	Pension	Postretirement
Amortization of loss	$7,605	$3,776
Amortization of prior service cost (benefit)	1,657	(5,334)

Total amortization of AOCI loss (gain)	$9,262	$(1,558)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.	EMPLOYEE BENEFIT PLANS (Continued)

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension		Postretirement
	2009	2008	2009	2008
Assumptions used to determine benefit obligations at December 31:
Discount rate	5.80%	6.15%	5.50%	6.15%
Rate of compensation increase	4.50%	4.50%	—	—
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.15%	6.00%	6.15%	6.00%
Expected long-term return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

At December 31, 2009, the plans’ discount rate was 5.80 percent, which closely approximates interest rates on high quality, long-term obligations. Effective December 31, 2009, the expected return on plan assets remained at 8.5 percent, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company’s external consultants utilize this information in developing assumptions for returns, risks and correlation of asset classes which are then used to establish the asset allocation ranges.

The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2009	2008
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$129	$(110)
Accumulated postretirement benefit obligation	1,220	(1,080)

Investment of Plan Assets

The Company’s pension plans’ asset allocation at December 31, 2009 and 2008, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2009	2008
Domestic Equity Securities	38%	47%	40-45%
International Equity Securities	27%	19%	20-30%
Domestic Fixed Income Securities	27%	23%	25-30%
International Fixed Income Securities	5%	8%	4-6%
Real Estate	3%	3%	2-4%

Total	100%	100%

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.	EMPLOYEE BENEFIT PLANS (Continued)

The Rayonier Pension Fund Trust and Investment Committee and the Finance Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2009 or 2008.

Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy (see Note 2 — Summary of Significant Accounting Policies for definition), the plan’s assets at fair value, as of December 31, 2009:

Asset Category	Level 1
Domestic equity securities	$86,610
International equity securities	61,807
Domestic fixed income securities	60,955
International fixed income securities	11,306
Real estate	6,945
Short-term investments	4,063

Total	$231,686

The valuation methodology used for assets measured at fair value for these funds is the net asset value in an observable market. There have been no changes in the methodology used during the year ended December 31, 2009.

Cash Flows

Expected benefit payments in future years are as follows:

	Pension Benefits	Postretirement Benefits
2010	$15,428	$2,278
2011	16,236	1,958
2012	17,120	1,517
2013	18,179	1,688
2014	19,089	1,689
2015 - 2019	107,356	7,547

The Company’s pension contribution in 2010 may be in the $40 million to $50 million range in order to improve our funded status.

Defined Contribution Plans

The Company provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $2.2 million, $2.4 million and $2.7 million in 2009, 2008 and 2007, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $64.2 million and $56.1 million at December 31, 2009 and 2008, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.	EMPLOYEE BENEFIT PLANS (Continued)

The Company closed enrollment in its pension and postretirement medical plans to salaried employees hired after December 31, 2005, to Jesup hourly employees hired after March 4, 2009 and to Fernandina hourly employees hired after April 30, 2006. These employees are immediately eligible to participate in the Company’s 401(k) plan and receive an enhanced contribution. Company contributions related to this plan enhancement in 2009, 2008, and 2007 were $0.4 million, $0.3 million, and $0.2 million, respectively.

22.	QUARTERLY RESULTS FOR 2009 and 2008 (UNAUDITED)

(Thousands of dollars, except per share amounts)

	Quarter Ended					Total Year
	March 31		June 30	Sep. 30	Dec. 31
2009
Sales	$279,385	(1)	$278,698	$300,648	$309,836	$1,168,567
Operating Income	43,171	(1)	134,238	111,148	120,951	409,508
Net Income	25,921	(1)	107,753	81,140	97,727	312,541
Basic EPS	0.33	(1)	1.37	1.03	1.23	3.95
Diluted EPS	0.33	(1)	1.35	1.01	1.21	3.91
2008
Sales	$284,193		$304,867	$317,465	$364,523	$1,271,048
Operating Income	60,495		53,585	49,001	63,355	226,436
Net Income	39,698		36,564	28,902	43,419	148,583
Basic EPS	0.51		0.47	0.37	0.55	1.89
Diluted EPS	0.50		0.46	0.36	0.55	1.87

(1)	First quarter 2009 has been restated as a result of discontinuing the New Zealand joint venture sale process. See Note 8 — Joint Venture Investment for additional information.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

23.	CONSOLIDATING FINANCIAL STATEMENTS

In October 2007, TRS issued $300 million of 3.75% Senior Exchangeable Notes due 2012, and in August 2009 TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes for both transactions are guaranteed by Rayonier and are non-callable. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation, and the allocation of certain expenses of Rayonier incurred for the benefit of its subsidiaries.

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Year Ended December 31, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$1,016,463	$193,019	$(40,915)	$1,168,567

Costs and Expenses
Cost of sales	—	—	831,167	129,165	(45,560)	914,772
Selling and general expenses	11,349	—	47,953	3,331	—	62,633
Other operating expense (income), net	84	—	(204,268)	(15,388)	(1,600)	(221,172)

	11,433	—	674,852	117,108	(47,160)	756,233
Equity in (loss) income of New Zealand joint venture	(3,183)	—	357	—	—	(2,826)

OPERATING (LOSS) INCOME	(14,616)	—	341,968	75,911	6,245	409,508
Interest expense	(113)	(22,392)	(25,305)	(4,631)	—	(52,441)
Interest and miscellaneous income (expense), net	5,244	(3,970)	(4,380)	4,981	(65)	1,810
Equity in income from subsidiaries	331,865	266,164	—	—	(598,029)	—

INCOME BEFORE INCOME TAXES	322,380	239,802	312,283	76,261	(591,849)	358,877
Income tax (expense) benefit	(9,839)	9,622	(46,119)	—	—	(46,336)

NET INCOME	$312,541	$249,424	$266,164	$76,261	$(591,849)	$312,541

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

23.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Year Ended December 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$1,121,576	$376,287	$(226,815)	$1,271,048

Costs and Expenses
Cost of sales	—	—	948,675	163,555	(120,336)	991,894
Selling and general expenses	10,610	—	50,626	3,267	—	64,503
Other operating expense (income), net	150	—	602	(12,944)	(308)	(12,500)

	10,760	—	999,903	153,878	(120,644)	1,043,897
Equity in (loss) income of New Zealand joint venture	(874)	—	159	—	—	(715)

OPERATING (LOSS) INCOME	(11,634)	—	121,832	222,409	(106,171)	226,436
Interest income (expense)	1,121	(18,089)	(28,102)	(5,663)	4	(50,729)
Interest and miscellaneous income (expense), net	3,453	(3,094)	(3,528)	5,619	(138)	2,312
Equity in income from subsidiaries	153,090	50,482	—	—	(203,572)	—

INCOME BEFORE INCOME TAXES	146,030	29,299	90,202	222,365	(309,877)	178,019
Income tax benefit (expense)	2,553	7,731	(39,720)	—	—	(29,436)

NET INCOME	$148,583	$37,030	$50,482	$222,365	$(309,877)	$148,583

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

23.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Year Ended December 31, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$988,732	$275,890	$(39,968)	$1,224,654

Costs and Expenses
Cost of sales	—	—	829,410	132,501	(39,763)	922,148
Selling and general expenses	14,636	—	48,839	3,466	—	66,941
Other operating (income) expense, net	(403)	—	2,076	(12,189)	—	(10,516)

	14,233	—	880,325	123,778	(39,763)	978,573
Equity in (loss) income of New Zealand joint venture	(351)	—	865	—	—	514

OPERATING (LOSS) INCOME	(14,584)	—	109,272	152,112	(205)	246,595
Interest expense	(2,514)	(3,783)	(32,362)	(19,467)	678	(57,448)
Interest and miscellaneous income (expense), net	3,361	(645)	(1,790)	7,514	(678)	7,762
Equity in income from subsidiaries	194,172	56,996	—	—	(251,168)	—

INCOME BEFORE INCOME TAXES	180,435	52,568	75,120	140,159	(251,373)	196,909
Income tax (expense) benefit	(6,876)	1,650	(18,124)	—	—	(23,350)

NET INCOME	$173,559	$54,218	$56,996	$140,159	$(251,373)	$173,559

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

23.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,895	$—	$69,722	$2,347	$—	$74,964
Accounts receivable, less allowance for doubtful accounts	—	—	101,710	2,030	—	103,740
Inventory	—	—	114,187	—	(25,683)	88,504
Intercompany interest receivable	—	—	—	1,081	(1,081)	—
Income tax and alternative fuel mixture credit receivable	—	—	192,579	—	—	192,579
Prepaid and other current assets	1,430	758	44,722	2,999	—	49,909

Total current assets	4,325	758	522,920	8,457	(26,764)	509,696

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,807	—	87,747	1,099,005	—	1,188,559
NET PROPERTY, PLANT AND EQUIPMENT	1,493	—	341,790	1,147	509	344,939
INVESTMENT IN JOINT VENTURE	75,248	—	(24,249)	—	—	50,999
INVESTMENT IN SUBSIDIARIES	1,173,256	869,169	—	—	(2,042,425)	—
OTHER ASSETS	23,135	11,668	496,195	4,313	(376,573)	158,738

TOTAL ASSETS	$1,279,264	$881,595	$1,424,403	$1,112,922	$(2,445,253)	$2,252,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,057	$—	$54,871	$656	$—	$58,584
Bank loans and current maturities	—	—	4,650	—	—	4,650
Accrued taxes	2,553	—	6,643	2,798	—	11,994
Accrued payroll and benefits	13,223	—	9,327	1,214	—	23,764
Accrued interest	519	5,286	707	—	—	6,512
Accrued customer incentives	—	—	25,644	—	—	25,644
Accrued professional fees	631	—	9,852	—	—	10,483
Other current liabilities	2,478	—	11,904	8,450	—	22,832
Current liabilities for dispositions and discontinued operations	—	—	10,648	—	—	10,648

Total current liabilities	22,461	5,286	134,246	13,118	—	175,111

LONG-TERM DEBT	5,000	441,332	243,667	5,000	—	694,999
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	87,943	—	—	87,943
PENSION AND OTHER POSTRETIREMENT BENEFITS	86,522	—	25,140	—	—	111,662
OTHER NON-CURRENT LIABILITIES	13,352	—	23,035	23,553	(22,930)	37,010
INTERCOMPANY PAYABLE	5,723	—	41,203	8,706	(55,632)	—

TOTAL LIABILITIES	133,058	446,618	555,234	50,377	(78,562)	1,106,725

TOTAL SHAREHOLDERS’ EQUITY	1,146,206	434,977	869,169	1,062,545	(2,366,691)	1,146,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,279,264	$881,595	$1,424,403	$1,112,922	$(2,445,253)	$2,252,931

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

23.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,741	$—	$47,082	$4,862	$—	$61,685
Accounts receivable, less allowance for doubtful accounts	—	—	72,259	3,398	—	75,657
Inventory	—	—	102,934	—	(6,068)	96,866
Intercompany interest receivable	—	—	—	1,772	(1,772)	—
Income tax receivable	1,247	—	639	—	—	1,886
Prepaid and other current assets	4,519	—	34,025	4,385	—	42,929

Total current assets	15,507	—	256,939	14,417	(7,840)	279,023

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,807	—	92,189	1,160,982	—	1,254,978
NET PROPERTY, PLANT AND EQUIPMENT	2,151	—	347,210	1,448	—	350,809
INVESTMENT IN JOINT VENTURE	63,046	—	(20,096)	—	—	42,950
INVESTMENT IN SUBSIDIARIES	990,391	453,564	—	—	(1,443,955)	—
INTERCOMPANY/NOTES RECEIVABLE	26,673	—	—	6,744	(33,417)	—
OTHER ASSETS	24,223	6,265	513,055	5,891	(395,330)	154,104

TOTAL ASSETS	$1,123,798	$459,829	$1,189,297	$1,189,482	$(1,880,542)	$2,081,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,943	$—	$66,852	$919	$—	$70,714
Bank loans and current maturities	—	—	620	—	—	620
Accrued taxes	198	(9,833)	17,325	2,943	—	10,633
Accrued payroll and benefits	10,531	—	7,636	1,687	—	19,854
Accrued interest	781	2,375	1,046	—	—	4,202
Accrued customer incentives	—	—	13,936	—	—	13,936
Accrued professional fees	749	—	—	—	—	749
Other current liabilities	3,819	—	15,445	11,435	—	30,699
Current liabilities for dispositions and discontinued operations	—	—	8,214	—	—	8,214

Total current liabilities	19,021	(7,458)	131,074	16,984	—	159,621

LONG-TERM DEBT	20,000	276,252	397,760	52,579	—	746,591
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	96,361	—	—	96,361
PENSION AND OTHER POSTRETIREMENT BENEFITS	87,562	—	33,878	—	—	121,440
OTHER NON-CURRENT LIABILITIES	12,416	—	5,790	17,110	(16,402)	18,914
INTERCOMPANY PAYABLE	45,862	—	70,870	5,502	(122,234)	—

TOTAL LIABILITIES	184,861	268,794	735,733	92,175	(138,636)	1,142,927

TOTAL SHAREHOLDERS’ EQUITY	938,937	191,035	453,564	1,097,307	(1,741,906)	938,937

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,123,798	$459,829	$1,189,297	$1,189,482	$(1,880,542)	$2,081,864

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

23.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$144,143	$38,000	$133,320	$185,400	$(193,564)	$307,299

INVESTING ACTIVITIES
Capital expenditures	(4)	—	(62,018)	(32,239)	2,594	(91,667)
Change in restricted cash	—	—	—	1,399	—	1,399
Investment In Subsidiaries	—	(144,362)	—	—	144,362	—
Other	—	—	(3,980)	1,504	—	(2,476)

CASH USED FOR INVESTING ACTIVITIES	(4)	(144,362)	(65,998)	(29,336)	146,956	(92,744)

FINANCING ACTIVITIES
Issuance of debt	5,000	172,500	5,000	85,000	—	267,500
Repayment of debt	(20,000)	—	(155,064)	(132,579)	—	(307,643)
Dividends paid	(158,218)	—	—	—	—	(158,218)
Proceeds from the issuance of common shares	11,115	—	—	—	—	11,115
Excess tax benefits on stock-based compensation	—	—	2,720	—	—	2,720
Purchase of exchangeable note hedge	—	(23,460)	—	—	—	(23,460)
Proceeds from issuance of warrant	12,506	—	—	—	—	12,506
Debt issuance costs	—	(4,678)	—	—	—	(4,678)
Repurchase of common shares	(1,388)	—	—	—	—	(1,388)
Distributions to / from Parent	—	(38,000)	102,392	(111,000)	46,608	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(150,985)	106,362	(44,952)	(158,579)	46,608	(201,546)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	270	—	—	270

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(6,846)	—	22,640	(2,515)	—	13,279
Balance, beginning of year	9,741	—	47,082	4,862	—	61,685

Balance, end of year	$2,895	$—	$69,722	$2,347	$—	$74,964

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

23.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2008
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$88,222	$45,000	$195,722	$359,729	$(348,485)	$340,188

INVESTING ACTIVITIES
Capital expenditures	—	—	(70,033)	(34,773)	—	(104,806)
Purchase of timberlands	—	—	(246,399)	(172,958)	189,656	(229,701)
Purchase of real estate	—	—	(4,336)	—	—	(4,336)
Change in restricted cash	—	—	—	8,523	—	8,523
Other	—	—	(71)	—	—	(71)

CASH USED FOR INVESTING ACTIVITIES	—	—	(320,839)	(199,208)	189,656	(330,391)

FINANCING ACTIVITIES
Issuance of debt	20,000	—	138,800	15,000	—	173,800
Repayment of debt	—	—	(82,685)	(70,000)	—	(152,685)
Dividends paid	(156,978)	—	—	—	—	(156,978)
Proceeds from the issuance of common shares	8,265	—	—	—	—	8,265
Excess tax benefits on stock-based compensation	—	—	3,248	—	—	3,248
Repurchase of common shares	(3,979)	—	—	—	—	(3,979)
Issuance of short-term intercompany notes	50,000	—	—	(50,000)	—	—
Distributions to / from Parent	—	(45,000)	(59,329)	(54,500)	158,829	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(82,692)	(45,000)	34	(159,500)	158,829	(128,329)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(864)	—	—	(864)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	5,530	—	(125,947)	1,021	—	(119,396)
Balance, beginning of year	4,211	—	173,029	3,841	—	181,081

Balance, end of year	$9,741	$—	$47,082	$4,862	$—	$61,685

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

23.	CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2007
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$139,875	$66,105	$101,109	$234,684	$(217,753)	$324,020

INVESTING ACTIVITIES
Capital expenditures	—	—	(61,073)	(35,931)	—	(97,004)
Purchase of timberlands and wood chipping facilities	—	—	(6,421)	(49,751)	33,300	(22,872)
Purchase of real estate	—	—	(4,350)	—	—	(4,350)
Proceeds from the intercompany sale of timberlands	—	—	33,300	—	(33,300)	—
Change in restricted cash	—	—	—	(8,812)	—	(8,812)
Investment In Subsidiaries	—	(258,818)	—	—	258,818	—
Other	—	—	4,481	2,572	—	7,053

CASH USED FOR INVESTING ACTIVITIES	—	(258,818)	(34,063)	(91,922)	258,818	(125,985)

FINANCING ACTIVITIES
Issuance of debt	—	300,000	45,000	132,000	—	477,000
Repayment of debt	—	—	(153,505)	(234,421)	—	(387,926)
Dividends paid	(150,626)	—	—	—	—	(150,626)
Proceeds from the issuance of common shares	18,891	—	—	—	—	18,891
Excess tax benefits on stock-based compensation	—	—	7,907	—	—	7,907
Purchase of exchangeable note hedge	—	(33,480)	—	—	—	(33,480)
Proceeds from issuance of warrant	20,670	—	—	—	—	20,670
Debt issuance costs	—	(7,057)	—	—	—	(7,057)
Repurchase of common shares	(3,150)	—	—	—	—	(3,150)
Issuance of short-term intercompany notes	(50,000)	—	—	50,000	—	—
Distributions to / from Parent	—	(66,750)	192,068	(86,500)	(38,818)	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(164,215)	192,713	91,470	(138,921)	(38,818)	(57,771)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	646	—	—	646

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(24,340)	—	159,162	3,841	2,247	140,910
Balance, beginning of year	28,551	—	13,867	—	(2,247)	40,171

Balance, end of year	$4,211	$—	$173,029	$3,841	$—	$181,081

RAYONIER INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008, and 2007

(In Thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2009	$1,130	$408	$(388)	$1,150
Year ended December 31, 2008	$677	$897	$(444)	$1,130
Year ended December 31, 2007	$560	$117	$—	$677

(1)	Primarily collections, payments and adjustments to required reserves.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer

February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LEE M. THOMAS Lee M. Thomas (Principal Executive Officer)	Chairman of the Board, President, Chief Executive Officer and Director	February 24, 2010

/S/ HANS E. VANDEN NOORT Hans E. Vanden Noort (Principal Financial Officer)	Senior Vice President and Chief Financial Officer	February 24, 2010

* C. David Brown, II	Director

* John E. Bush	Director

* James H. Hance, Jr.	Director

* Richard D. Kincaid	Director

* V. Larkin Martin	Director

* David W. Oskin	Director

* Carl S. Sloane	Director

* Ronald Townsend	Director

*By:	/s/ HANS E. VANDEN NOORT	February 24, 2010
Hans E. Vanden Noort Attorney-In-Fact

EXHIBIT INDEX

The following is a list of Exhibits filed as part of the Form 10-K. The documents incorporated by reference are located in the SEC’s Public Reference Room in Washington D.C. in SEC File no. 1-6780.

Exhibit No.	Description	Location
2.1	Contribution, Conveyance and Assumption Agreement dated December 18, 2003 by and among Rayonier Inc., Rayonier Timberlands Operating Company, L.P., Rayonier Timberlands, L.P., Rayonier Timberlands Management, LLC, Rayonier Forest Resources, LLC, Rayland, LLC, Rayonier TRS Holdings Inc., Rayonier Minerals, LLC, Rayonier Forest Properties, LLC, Rayonier Wood Products, LLC, Rayonier Wood Procurement, LLC, Rayonier International Wood Products, LLC, Rayonier Forest Operations, LLC, Rayonier Properties, LLC and Rayonier Performance Fibers, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 22, 2007 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

4.1	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

4.2	Form S-4 Registration Statement	Incorporated by reference to the Registrant’s April 26, 2004 S-4 Filing

4.3	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant’s May 6, 2004 S-4/A Filing

4.4	Purchase Agreement dated as of October 10, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s October 17, 2007 Form 8-K

4.5	Purchase Agreement, dated as of August 6, 2009, among Rayonier TRS Holdings Inc. and Rayonier Inc. and Credit Suisse (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s August 12, 2009 Form 8-K

4.6	Indenture related to the 3.75% Senior Exchangeable Notes due 2012, dated as of October 16, 2007, among Rayonier TRS Holdings Inc., as issuer, Rayonier Inc., as guarantor, and The Bank of New York Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to the Registrant’s October 17, 2007 Form 8-K

4.7	Indenture related to the 4.50% Senior Exchangeable Notes due 2015, dated as of August 12, 2009, among Rayonier TRS Holdings Inc., as issuer, Rayonier Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the Registrant’s August 12, 2009 Form 8-K

4.8	Registration Rights Agreement, dated October 16, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named herein.	Incorporated by reference to Exhibit 4.3 to the Registrant’s October 17, 2007 Form 8-K

Exhibit No.	Description	Location
4.9	Registration Rights Agreement, dated as of August 12, 2009, among Rayonier TRS Holdings Inc. and Rayonier Inc. and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc	Incorporated by reference to Exhibit 4.2 to the Registrant’s August 12, 2009 Form 8-K

4.10	Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 4.4 to the Registrant’s October 17, 2007 Form 8-K

4.11	Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 4.5 to the Registrant’s October 17, 2007 Form 8-K

4.12	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s August 12, 2009 Form 8-K

4.13	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between Bank of America, N.A., as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s August 12, 2009 Form 8-K

4.14	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s August 12, 2009 Form 8-K

4.15	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.5 to the Registrant’s August 12, 2009 Form 8-K

4.16	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.6 to the Registrant’s August 12, 2009 Form 8-K

4.17	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.7 to the Registrant’s August 12, 2009 Form 8-K

4.18	Issuer Warrant Transaction Confirmation dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC ,as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 4.6 to the Registrant’s October 17, 2007 Form 8-K

4.19	Issuer Warrant Transaction Confirmation dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant’s October 17, 2007 Form 8-K

4.20	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent.	Incorporated by reference to Exhibit 4.8 to the Registrant’s October 17, 2007 Form 8-K

Exhibit No.	Description	Location
4.21	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and JP Morgan Chase Bank, National Association, London Branch, as dealer.	Incorporated by reference to Exhibit 4.9 to the Registrant’s October 17, 2007 Form 8-K

4.22	Base Issuer Warrant Transaction Confirmation dated as of August 6, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 10.8 to the Registrant’s August 12, 2009 Form 8-K

4.23	Base Issuer Warrant Transaction Confirmation, dated as of August 6, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s August 12, 2009 Form 8-K

4.24	Base Issuer Warrant Transaction Confirmation, dated as of August 6, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.10 to the Registrant’s August 12, 2009 Form 8-K

4.25	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s August 12, 2009 Form 8-K

4.26	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.12 to the Registrant’s August 12, 2009 Form 8-K

4.27	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s August 12, 2009 Form 8-K

10.1	Rayonier 1994 Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2006 Form 10-Q

10.2	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.3	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan), as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2007 Form 10-K

10.4	Rayonier Investment and Savings Plan for Salaried Employees*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.5	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001*	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002*	Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2003 Form 10-K

10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2003 Form 10-K

10.9	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003*	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2003 Form 10-K

10.10	Form of Indemnification Agreement between Rayonier Inc. and its Directors and Officers*	Incorporated by reference to Exhibit 10.10 to the Registrant’s December 31, 2006 Form 10-K

Exhibit No.	Description	Location
10.11	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2007 Form 10-K

10.12	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.13	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 1995 Form 10-K

10.14	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended*	Incorporated by reference to Exhibit 10.14 to the Registrant’s December 31, 2007 Form 10-K

10.15	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Appendix A to the Registrant’s March 31, 2008 Proxy Statement

10.16	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.17	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

10.18	Description of 2004 Rayonier Incentive Stock and Management Bonus Plan Performance Share Awards*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2003 Form 10-K

10.19	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.20	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant’s March 31, 2008 Proxy Statement

10.21	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.22	Retention Agreement dated March 21, 2006 with Paul G. Boynton*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 24, 2006 Form 8-K

10.23	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.24	Annual Corporate Bonus Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s December 15, 2009 Form 8-K

10.25	Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests	Incorporated by reference to Exhibit 10.38 to the Registrant’s June 30, 2005 Form 10-Q

10.26	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant’s June 30, 2005 Form 10-Q

10.27	Description of Rayonier 2008 Performance Share Award Program*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 13, 2007 Form 8-K

10.28	Description of Rayonier 2009 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s December 17, 2008 Form 8-K

10.29	Description of Rayonier 2010 Performance Share Award Program*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 15, 2009 Form 8-K

10.30	Five Year Revolving Credit Agreement among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Forest Resources, L.P. as borrowers, and the lenders and issuing banks from time to time parties thereto	Incorporated by reference to Exhibit 10.1 of the Registrant’s August 10, 2006 Form 8-K

Exhibit No.	Description	Location
10.31	Compensation Arrangement for Lee M. Thomas*	Incorporated by reference to the Registrant’s February 28, 2007 Form 8-K

12	Statements re computation of ratios	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan.