Form 10-Q
period 2010-03-31
RAYONIER INC
filed 2010-05-07
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

YES  ☐    NO   ☒

As of May 3, 2010, there were outstanding 80,182,860 Common Shares of the Registrant.

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
SALES	$310,200	$279,385

Costs and Expenses
Cost of sales	232,853	224,347
Selling and general expenses	16,967	14,642
Other operating income, net	(4,568)	(4,012)

	245,252	234,977
Equity in loss of New Zealand joint venture	(455)	(1,237)

OPERATING INCOME BEFORE GAIN ON SALE OF A PORTION OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	64,493	43,171

Gain on sale of a portion of the interest in the New Zealand joint venture (Note 2)	12,367	-

OPERATING INCOME	76,860	43,171

Interest expense	(12,486)	(12,593)
Interest and miscellaneous income, net	188	68

INCOME BEFORE INCOME TAXES	64,562	30,646
Income tax expense	(7,609)	(4,725)

NET INCOME	56,953	25,921

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(1,215)	(4,878)
Joint venture cash flow hedges	209	(2,350)
Amortization of pension and postretirement plans, net of income tax (benefit) expense of ($2,587) and $466	4,104	425

COMPREHENSIVE INCOME	$60,051	$19,118

EARNINGS PER COMMON SHARE

Basic earnings per share	$0.71	$0.33

Diluted earnings per share	$0.71	$0.33

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,970	$74,964
Accounts receivable, less allowance for doubtful accounts of $1,313 and $1,150	92,402	103,740
Inventory
Finished goods	71,485	70,548
Work in process	9,688	8,884
Raw materials	6,554	6,829
Manufacturing and maintenance supplies	2,227	2,243

Total inventory	89,954	88,504
Income tax and alternative fuel mixture credit receivable	191,530	192,579
Prepaid and other current assets	52,565	49,909

Total Current Assets	579,421	509,696

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,158,861	1,188,559

PROPERTY, PLANT AND EQUIPMENT
Land	24,812	24,789
Buildings	125,100	126,443
Machinery and equipment	1,295,702	1,275,955

Total property, plant and equipment	1,445,614	1,427,187
Less - accumulated depreciation	(1,089,990)	(1,082,248)

	355,624	344,939

INVESTMENT IN JOINT VENTURE	63,548	50,999

OTHER ASSETS	175,471	158,738

TOTAL ASSETS	$2,332,925	$2,252,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$69,907	$58,584
Bank loans and current maturities	-	4,650
Accrued interest	11,996	6,512
Accrued customer incentives	5,808	25,644
Current liabilities for dispositions and discontinued operations (Note 10)	10,910	10,648
Other current liabilities	64,533	69,073

TOTAL CURRENT LIABILITIES	163,154	175,111

LONG-TERM DEBT	762,028	694,999

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 10)	85,683	87,943

PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 12)	111,890	111,662

OTHER NON-CURRENT LIABILITIES	35,238	37,010

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

SHAREHOLDERS’ EQUITY
Common Shares, 120,000,000 shares authorized, 80,064,618 and 79,541,974 shares issued and outstanding	570,673	561,962
Retained earnings	680,903	663,986
Accumulated other comprehensive loss	(76,644)	(79,742)

TOTAL SHAREHOLDERS’ EQUITY	1,174,932	1,146,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,332,925	$2,252,931

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$56,953	$25,921
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation, depletion and amortization	43,329	38,519
Non-cash cost of real estate sold	2,194	3,490
Stock-based incentive compensation expense	4,344	4,338
Gain on sale of a portion of the interest in the New Zealand joint venture	(11,545)	-
Amortization of convertible debt discount	2,029	1,442
Deferred income tax expense (benefit)	45	(1,238)
Excess tax benefits on stock-based compensation	(3,153)	(68)
Other	2,253	2,231
Changes in operating assets and liabilities:
Receivables	11,202	(1,408)
Inventories	(446)	(6,470)
Accounts payable	3,017	(1,755)
Income tax and alternative fuel mixture credit receivable	1,050	637
Other current assets	(1,504)	(1,407)
Accrued liabilities	(15,712)	3,516
Other assets	(103)	(454)
Other non-current liabilities	(513)	(217)
Expenditures for dispositions and discontinued operations	(2,029)	(2,285)

CASH PROVIDED BY OPERATING ACTIVITIES	91,411	64,792

INVESTING ACTIVITIES
Capital expenditures	(36,165)	(29,828)
Change in restricted cash	(9,809)	(2,964)
Other	8,359	4,118

CASH USED FOR INVESTING ACTIVITIES	(37,615)	(28,674)

FINANCING ACTIVITIES
Issuance of debt	127,000	20,000
Repayment of debt	(66,650)	(20,000)
Dividends paid	(39,910)	(39,416)
Proceeds from the issuance of common shares	7,211	218
Excess tax benefits on stock-based compensation	3,153	68
Debt issuance costs	(397)	-
Repurchase of common shares	(5,997)	(1,388)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	24,410	(40,518)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(200)	169

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	78,006	(4,231)
Balance, beginning of year	74,964	61,685

Balance, end of period	$152,970	$57,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$4,441	$1,217

Income taxes	$2,699	$729

Non-cash investing activity:
Capital assets purchased on account	$17,082	$14,034

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements and notes reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

Subsequent Events

The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and no subsequent events were identified.

Reclassifications

Certain 2009 amounts have been reclassified to conform to current year presentation. See Note 2 – Joint Venture Investment for information regarding reclassifications for discontinued operations.

New or Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to consolidation which replaced the quantitative-based risks and rewards calculation for determining which enterprise has a controlling interest in a variable interest entity with an approach primarily qualitative in nature. This Standard requires additional disclosures about an enterprise’s involvement in variable interest entities and was effective January 1, 2010 for Rayonier. The Company’s application of this guidance had no effect on the accompanying condensed consolidated financial statements. See Note 8 – Fair Value Measurements for additional information about the Company’s variable interest entity.

Also in June 2009, the FASB issued new guidance related to the accounting for transfers of financial assets. The new standard eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and associated guidance and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. Entities formerly classified as QSPEs are now evaluated for consolidation under the provisions related to the consolidation of controlling and non-controlling interests in an entity. Under the new guidance, the Company’s investment in a special purpose entity does not require consolidation. See Note 8 – Fair Value Measurements for additional information about this entity.

2.	JOINT VENTURE INVESTMENT

The Company owns an interest in Matariki Forestry Group (“Matariki”), a joint venture (“JV”) that owns or leases approximately 0.3 million acres of New Zealand timberlands. In addition to the investment, Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier serves as the manager of the JV forests and operates a log trading business.

Rayonier’s investment in the JV is accounted for using the equity method of accounting. Income from the JV is reported in the Timber segment as operating income since the Company manages the forests and its JV interest is an extension of the Company’s operations. A portion of Rayonier’s investment is recorded at historical cost which generates a difference between the book value of the Company’s investment and its proportionate share of the JV’s net assets. The difference represents the Company’s unrecognized gain from RNZ’s sale of timberlands to the JV in 2005. The deferred gain is recognized on a straight-line basis over the estimated number of years the JV expects to harvest the timberlands.

In the third quarter of 2008, Rayonier’s Board of Directors approved a plan to offer to sell the Company’s 40 percent interest in the JV as well as the operations of RNZ. As a result, the operating results of the JV and RNZ were segregated from continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income and reported as discontinued operations.

In the second quarter of 2009, as a result of distressed capital markets and the weak global economic conditions, Rayonier and its joint venture partners decided to discontinue the sale process and continue with on-going operations. Accordingly, the operating results of the joint venture are included in continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented.

In December of 2009, the JV signed an agreement to sell a 35 percent interest in the JV to a new investor for NZ$167 million. Matariki issued new shares to the investor and used the proceeds entirely to pay down a portion of the outstanding NZ$367 million debt. Consummation of this transaction occurred in February 2010. Upon closing, Rayonier’s ownership interest in Matariki declined from 40 percent to 26 percent. As a result of this transaction, Rayonier recognized a gain of $11.5 million, net of $0.9 million in tax, or $0.15 per diluted share.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

3.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2010	2009
Net income	$56,953	$25,921

Shares used for determining basic earnings per common share	79,741,538	78,806,973
Dilutive effect of:
Stock options	390,915	221,962
Performance and restricted shares	576,944	243,542

Shares used for determining diluted earnings per common share	80,709,397	79,272,477

Basic earnings per common share:	$0.71	$0.33

Diluted earnings per common share:	$0.71	$0.33

4.	INCOME TAXES

Rayonier is a real estate investment trust (“REIT”). In general, only Rayonier TRS Holdings, Inc. (“TRS”), the Company’s wholly-owned taxable subsidiary whose businesses include the Company’s non-REIT qualified activities, is subject to corporate income taxes. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held by the Company upon REIT election at January 1, 2004) on taxable sales of such property during the first 10 years following the election to be taxed as a REIT. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on certain property sales and on TRS income.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and like-kind exchange (“LKE”) transactions. Effective tax rates before discrete items were 16.3 percent and 19.4 percent for the three months ending March 31, 2010 and 2009, respectively. The lower rate in 2010 was due to proportionately higher earnings from the REIT.

Including discrete items, the effective tax rate for the quarter was 11.8 percent compared to 15.4 percent in 2009.

5.	RESTRICTED DEPOSITS

In order to qualify for LKE treatment, the proceeds from real estate sales must be deposited with a third party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of March 31, 2010 and December 31, 2009, the Company had $9.9 million and $0.1 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

6.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the three months ended March 31, 2010 and the year ended December 31, 2009 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	78,814,431	$527,302	$509,931	$(98,296)	$938,937

Net income	-	-	312,541	-	312,541
Dividends ($2.00 per share)	-	-	(158,486)	-	(158,486)
Issuance of shares under incentive stock plans	776,905	11,115	-	-	11,115
Equity portion of convertible debt	-	8,850	-	-	8,850
Warrants and hedge, net	-	(2,391)	-	-	(2,391)
Stock-based compensation	-	15,754	-	-	15,754
Excess tax benefit on stock-based compensation	-	2,720	-	-	2,720
Repurchase of common shares	(49,362)	(1,388)	-	-	(1,388)
Net gain from pension and postretirement plans	-	-	-	4,879	4,879
Foreign currency translation adjustment	-	-	-	15,980	15,980
Joint venture cash flow hedges	-	-	-	(2,305)	(2,305)

Balance, December 31, 2009	79,541,974	$561,962	$663,986	$(79,742)	$1,146,206

Net income	-	-	56,953	-	56,953
Dividends ($0.50 per share)	-	-	(40,036)	-	(40,036)
Issuance of shares under incentive stock plans	658,090	7,211	-	-	7,211
Stock-based compensation	-	4,344	-	-	4,344
Excess tax benefit on stock-based compensation	-	3,153	-	-	3,153
Repurchase of common shares	(135,446)	(5,997)	-	-	(5,997)
Amortization of pension and postretirement plans	-	-	-	4,104	4,104
Foreign currency translation adjustment	-	-	-	(1,215)	(1,215)
Joint venture cash flow hedges	-	-	-	209	209

Balance, March 31, 2010	80,064,618	$570,673	$680,903	$(76,644)	$1,174,932

7.	SEGMENT INFORMATION

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	March 31,	December 31,
	2010	2009
ASSETS
Timber	$1,249,844	$1,259,675
Real Estate	81,852	71,118
Performance Fibers	516,085	517,941
Wood Products	22,995	21,972
Other Operations	19,805	19,432
Corporate and other	442,344	362,793

TOTAL	$2,332,925	$2,252,931

	Three Months Ended March 31,
	2010	2009
SALES
Timber	$47,108	$34,925
Real Estate	33,018	26,593
Performance Fibers	199,772	203,635
Wood Products	15,932	11,752
Other Operations	17,108	5,700
Intersegment Eliminations	(2,738)	(3,220)

TOTAL	$310,200	$279,385

	Three Months Ended March 31,
	2010	2009
OPERATING INCOME (LOSS)
Timber	$8,209	$(2,338)
Real Estate	17,355	14,413
Performance Fibers	44,857	40,849
Wood Products	41	(3,573)
Other Operations	610	737
Corporate and other [1]	5,788	(6,917)

TOTAL	$76,860	$43,171

[1]	2010 results includes a gain of $12.4 million from the sale of a portion of the Company’s interest in its New Zealand joint venture. See Note 2 – Joint Venture Investment for additional information.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended March 31,
	2010	2009
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber	$16,751	$17,436
Real Estate	9,516	5,389
Performance Fibers	15,805	14,288
Wood Products	1,065	1,218
Other Operations	1	1
Corporate and other	191	187

TOTAL	$43,329	$38,519

8.	FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at March 31, 2010 and December 31, 2009, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	March 31, 2010		December 31, 2009
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$152,970	$152,970	$74,964	$74,964
Short-term debt	-	-	(4,650)	(4,650)
Long-term debt	(762,028)	(877,608)	(694,999)	(790,763)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at March 31, 2010	Level 2
Investment in special-purpose entity	$2,733	$2,733

Asset	Carrying Value at December 31, 2009	Level 2
Investment in special-purpose entity	$2,733	$2,733

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

Variable Interest Entity

Rayonier holds a variable interest in a bankruptcy-remote, limited liability subsidiary (“special-purpose entity”) which was created in 2004 when Rayonier monetized a $25.0 million installment note and letter of credit received in connection with a timberland sale. The Company contributed the note and a letter of credit to the special-purpose entity and using the installment note and letter of credit as collateral, the special-purpose entity issued $22.5 million of 15-year Senior Secured Notes and remitted cash of $22.5 million to the Company. There are no restrictions that relate to the transferred financial assets. Rayonier maintains a $2.5 million interest in the entity and receives immaterial cash payments equal to the excess of interest received on the installment note over the interest paid on the Senior Secured Notes. The Company’s interest is recorded at fair value and is included in “Other Assets” in the Condensed Consolidated Balance Sheets. In addition, the Company calculated and recorded a de minimus guarantee liability to reflect its obligation of up to $2.5 million under a make-whole agreement pursuant to which it guaranteed certain obligations of the entity. This guarantee obligation is also collateralized by the letter of credit. The Company’s interest in the entity, together with the make-whole agreement, represent the maximum exposure to loss as a result of the Company’s involvement with the special purpose entity. Upon maturity of the Senior Secured Notes in 2019 and termination of the special purpose entity, Rayonier will receive the remaining $2.5 million of cash. The Company determined, based upon an analysis under the variable interest entity guidance, that it does not have the power to direct activities that most significantly impact the entity’s economic success. Therefore, Rayonier is not the primary beneficiary and is not required to consolidate the entity.

9.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of March 31, 2010, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$43,893	$38,110
Guarantees (2)	3,756	53
Surety bonds (3)	11,658	1,871

Total	$59,307	$40,034

(1)

Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2010 and will be renewed as required.

(2)

In conjunction with RNZ’s sale of timberlands to the New Zealand JV in October 2005, the Company guaranteed five years of Crown Forest license obligations. The JV is the primary obligor and has posted a bank performance bond with the New Zealand government. If the JV fails to pay the obligation, the New Zealand government will demand payment from the bank that posted the bond. If the bank defaults on the bond, the Company would then have to perform. As of March 31, 2010, one annual payment of $1.2 million remains. This guarantee expires in 2010.

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.5 million of obligations of a special-purpose entity that was established to complete the monetization. At March 31, 2010 and December 31, 2009, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in Washington and Georgia. These surety bonds expire at various dates during 2010, 2011 and 2014, and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

10.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

An analysis of activity in the liabilities for dispositions and discontinued operations for the three months ended March 31, 2010 and the year ended December 31, 2009, is as follows:

	March 31, 2010	December 31, 2009
Balance, January 1	$98,591	$104,575
Expenditures charged to liabilities	(2,029)	(8,095)
Increase (reduction) to liabilities	31	2,111

Balance, end of period	96,593	98,591
Less: Current portion	(10,910)	(10,648)

Non-current portion	$85,683	$87,943

Subject to the factors described in the next paragraph of this footnote, the Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of March 31, 2010, this amount could range up to $36 million and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or improved environmental remediation technologies, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

For additional information on the Company’s environmental liabilities refer to Note 16 – Liabilities for Dispositions and Discontinued Operations in the 2009 Annual Report on Form 10-K.

11.	CONTINGENCIES

Rayonier is engaged in various legal actions, including certain environmental proceedings. The Company has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material effect on the Company’s financial position, results of operations, or cash flow.

There have been no material changes in the status of the other specific matters referenced in Note 16 – Liabilities for Dispositions and Discontinued Operations in the 2009 Annual Report on Form 10-K.

12.	EMPLOYEE BENEFIT PLANS

The Company has four qualified non-contributory defined benefit pension plans covering the majority of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. Three of the qualified plans, as well as the unfunded plan, are closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The net periodic benefit costs of the Company’s pension and postretirement plans (medical and life insurance) are shown in the following table:

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$1,646	$1,842	$146	$90
Interest cost	4,579	4,349	257	301
Expected return on plan assets	(5,410)	(5,291)	-	-
Amortization of prior service cost	311	354	22	22
Amortization of plan amendment	-	-	(2,392)	(2,392)
Amortization of losses	2,098	1,349	1,478	1,558

Net periodic benefit cost	$3,224	$2,603	$(489)	$(421)

The Company made no discretionary contributions to the pension plans during the three months ended March 31, 2010. The Company’s 2010 full year discretionary pension contributions may be in the $40 million to $50 million range in order to improve funded status.

13.	DEBT

In March 2010, TRS borrowed $75 million under a five-year term loan agreement with a group of banks at LIBOR plus 275 basis points. There were no other significant changes to the Company’s outstanding debt as reported in Note 13 – Debt of the Company’s 2009 Annual Report on Form 10-K.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following:

	March 31, 2010	December 31, 2009
Foreign currency translation adjustments	$25,554	$26,769
Joint venture cash flow hedges	(2,096)	(2,305)
Unrecognized components of employee benefit plans, net of tax	(100,102)	(104,206)

Total	$(76,644)	$(79,742)

15.	CONSOLIDATING FINANCIAL STATEMENTS

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended March 31, 2010
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$284,568	$101,458	$(75,826)	$310,200

Costs and Expenses
Cost of sales	-	-	233,842	42,169	(43,158)	232,853
Selling and general expenses	2,000	-	14,190	777	-	16,967
Other operating income, net	(4)	-	(2,059)	(2,505)	-	(4,568)

	1,996	-	245,973	40,441	(43,158)	245,252
Equity in (loss) income of New Zealand joint venture	(810)	-	355	-	-	(455)

OPERATING INCOME BEFORE GAIN ON SALE OF A PORTION OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	(2,806)	-	38,950	61,017	(32,668)	64,493

Gain on sale of a portion of the interest in the New Zealand joint venture	4,670	-	7,697	-	-	12,367

OPERATING INCOME	1,864	-	46,647	61,017	(32,668)	76,860

Interest expense	(111)	(7,391)	(4,935)	(49)	-	(12,486)
Interest and miscellaneous income (expense), net	8,928	(1,299)	(11,610)	4,169	-	188
Equity in income from subsidiaries	47,474	20,523	-	-	(67,997)	-

INCOME BEFORE INCOME TAXES	58,155	11,833	30,102	65,137	(100,665)	64,562
Income tax (expense) benefit	(1,202)	3,172	(9,579)	-	-	(7,609)

NET INCOME	$56,953	$15,005	$20,523	$65,137	$(100,665)	$56,953

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended March 31, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$237,675	$51,216	$(9,506)	$279,385

Costs and Expenses

Cost of sales	-	-	200,218	34,543	(10,414)	224,347
Selling and general expenses	2,489	-	11,311	842	-	14,642
Other operating income, net	(105)	-	(1,568)	(2,339)	-	(4,012)

	2,384	-	209,961	33,046	(10,414)	234,977
Equity in loss of New Zealand joint venture	(753)	-	(484)	-	-	(1,237)

OPERATING (LOSS) INCOME	(3,137)	-	27,230	18,170	908	43,171

Interest expense	(110)	(4,607)	(6,718)	(1,158)	-	(12,593)
Interest and miscellaneous income (expense), net	795	(773)	(1,208)	1,283	(29)	68
Equity in income from subsidiaries	29,463	13,705	-	-	(43,168)	-

INCOME BEFORE INCOME TAXES	27,011	8,325	19,304	18,295	(42,289)	30,646
Income tax (expense) benefit	(1,090)	1,964	(5,599)	-	-	(4,725)

NET INCOME	$25,921	$10,289	$13,705	$18,295	$(42,289)	$25,921

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2010
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$55,366	$-	$87,699	$9,905	$-	$152,970
Accounts receivable, less allowance for doubtful accounts	75	-	89,701	2,626	-	92,402
Inventory	-	-	104,794	-	(14,840)	89,954
Intercompany interest receivable	-	-	-	3,955	(3,955)	-
Income tax and alternative fuel mixture credit receivable	-	-	191,530	-	-	191,530
Prepaid and other current assets	3,552	764	46,514	1,735	-	52,565

Total current assets	58,993	764	520,238	18,221	(18,795)	579,421

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,807	-	64,861	1,092,193	-	1,158,861

NET PROPERTY, PLANT AND EQUIPMENT	1,395	-	352,594	877	758	355,624

INVESTMENT IN JOINT VENTURE	75,824	-	(12,276)	-	-	63,548

INVESTMENT IN SUBSIDIARIES	1,185,730	871,881	-	-	(2,057,611)	-

OTHER ASSETS	23,416	10,984	685,990	13,898	(558,817)	175,471

TOTAL ASSETS	$1,347,165	$883,629	$1,611,407	$1,125,189	$(2,634,465)	$2,332,925

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$934	$-	$68,405	$568	$-	$69,907
Accrued interest	564	6,158	5,243	31	-	11,996
Accrued customer incentives	-	-	5,808	-	-	5,808
Current liabilities for dispositions and discontinued operations	-	-	10,910	-	-	10,910
Other current liabilities	14,421	-	39,786	10,326	-	64,533

Total current liabilities	15,919	6,158	130,152	10,925	-	163,154

LONG-TERM DEBT	-	443,362	318,666	-	-	762,028

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	-	-	85,683	-	-	85,683

PENSION AND OTHER POSTRETIREMENT BENEFITS	86,914	-	24,976	-	-	111,890

OTHER NON-CURRENT LIABILITIES	11,643	-	22,986	609	-	35,238

INTERCOMPANY PAYABLE	57,757	-	157,063	5,973	(220,793)	-

TOTAL LIABILITIES	172,233	449,520	739,526	17,507	(220,793)	1,157,993

TOTAL SHAREHOLDERS’ EQUITY	1,174,932	434,109	871,881	1,107,682	(2,413,672)	1,174,932

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,347,165	$883,629	$1,611,407	$1,125,189	$(2,634,465)	$2,332,925

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,895	$-	$69,722	$2,347	$-	$74,964
Accounts receivable, less allowance for doubtful accounts	-	-	101,710	2,030	-	103,740
Inventory	-	-	114,187	-	(25,683)	88,504
Intercompany interest receivable	-	-	-	1,081	(1,081)	-
Income tax and alternative fuel mixture credit receivable	-	-	192,579	-	-	192,579
Prepaid and other current assets	1,430	758	44,722	2,999	-	49,909

Total current assets	4,325	758	522,920	8,457	(26,764)	509,696

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,807	-	87,747	1,099,005	-	1,188,559

NET PROPERTY, PLANT AND EQUIPMENT	1,493	-	341,790	1,147	509	344,939

INVESTMENT IN JOINT VENTURE	75,248	-	(24,249)	-	-	50,999

INVESTMENT IN SUBSIDIARIES	1,173,256	869,169	-	-	(2,042,425)	-

OTHER ASSETS	23,135	11,668	496,195	4,313	(376,573)	158,738

TOTAL ASSETS	$1,279,264	$881,595	$1,424,403	$1,112,922	$(2,445,253)	$2,252,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,057	$-	$54,871	$656	$-	$58,584
Bank loans and current maturities	-	-	4,650	-	-	4,650
Accrued interest	519	5,286	707	-	-	6,512
Accrued customer incentives	-	-	25,644	-	-	25,644
Current liabilities for dispositions and discontinued operations	-	-	10,648	-	-	10,648
Other current liabilities	18,885	-	37,726	12,462	-	69,073

Total current liabilities	22,461	5,286	134,246	13,118	-	175,111

LONG-TERM DEBT	5,000	441,332	243,667	5,000	-	694,999

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	-	-	87,943	-	-	87,943

PENSION AND OTHER POSTRETIREMENT BENEFITS	86,522	-	25,140	-	-	111,662

OTHER NON-CURRENT LIABILITIES	13,352	-	23,035	23,553	(22,930)	37,010

INTERCOMPANY PAYABLE	5,723	-	41,203	8,706	(55,632)	-

TOTAL LIABILITIES	133,058	446,618	555,234	50,377	(78,562)	1,106,725

TOTAL SHAREHOLDERS’ EQUITY	1,146,206	434,977	869,169	1,062,545	(2,366,691)	1,146,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,279,264	$881,595	$1,424,403	$1,112,922	$(2,445,253)	$2,252,931

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2010
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings, Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$96,233	$15,000	$19,281	$74,820	$(113,923)	$91,411

INVESTING ACTIVITIES
Capital expenditures	(66)	-	(28,563)	(7,535)	(1)	(36,165)
Purchase of timberlands	-	-	-	(22,931)	22,931	-
Purchase of real estate	-	-	(39,694)	-	39,694	-
Change in restricted cash	-	-	-	(9,809)	-	(9,809)
Other	-	-	10,346	(1,987)	-	8,359

CASH USED FOR INVESTING ACTIVITIES	(66)	-	(57,911)	(42,262)	62,624	(37,615)

FINANCING ACTIVITIES
Issuance of debt	-	-	75,000	52,000	-	127,000
Repayment of debt	(5,000)	-	(4,650)	(57,000)	-	(66,650)
Dividends paid	(39,910)	-	-	-	-	(39,910)
Proceeds from the issuance of common shares	7,211	-	-	-	-	7,211
Excess tax benefits on stock-based compensation	-	-	3,153	-	-	3,153
Debt issuance costs	-	-	(397)	-	-	(397)
Repurchase of common shares	(5,997)	-	-	-	-	(5,997)
Distributions to parent	-	(15,000)	(16,299)	(20,000)	51,299	-

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(43,696)	(15,000)	56,807	(25,000)	51,299	24,410

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	(200)	-	-	(200)

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	52,471	-	17,977	7,558	-	78,006
Balance, beginning of year	2,895	-	69,722	2,347	-	74,964

Balance, end of period	$55,366	$-	$87,699	$9,905	$-	$152,970

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$32,543	$15,000	$14,702	$56,915	$(54,368)	$64,792

INVESTING ACTIVITIES
Capital expenditures	(3)	-	(20,153)	(9,672)	-	(29,828)
Purchase of timberlands	-	-	-	(2,594)	2,594	-
Change in restricted cash	-	-	-	(2,964)	-	(2,964)
Other	-	-	4,102	16	-	4,118

CASH USED FOR INVESTING ACTIVITIES	(3)	-	(16,051)	(15,214)	2,594	(28,674)

FINANCING ACTIVITIES
Issuance of debt	-	-	-	20,000	-	20,000
Repayment of debt	-	-	-	(20,000)	-	(20,000)
Dividends paid	(39,416)	-	-	-	-	(39,416)
Proceeds from the issuance of common shares	218	-	-	-	-	218
Excess tax benefits on stock-based compensation	-	-	68	-	-	68
Repurchase of common shares	(1,388)	-	-	-	-	(1,388)
Distributions to Parent	-	(15,000)	(15,774)	(21,000)	51,774	-

CASH USED FOR FINANCING ACTIVITIES	(40,586)	(15,000)	(15,706)	(21,000)	51,774	(40,518)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	169	-	-	169

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(8,046)	-	(16,886)	20,701	-	(4,231)
Balance, beginning of year	9,741	-	47,082	4,862	-	61,685

Balance, end of period	$1,695	$-	$30,196	$25,563	$-	$57,454

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Condensed Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with the 2009 Annual Report on Form 10-K.

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

Forward looking statements are subject to future events, risks and uncertainties (many of which are beyond our control or are currently unknown to us) as well as potentially inaccurate estimates, assumptions and judgments by us that could cause actual results to differ materially from results contemplated by our forward-looking statements. Some of these events, risks and uncertainties are set forth in Item 1A – Risk Factors in our 2009 Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements.

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report on Form 10-K.

Segments

We are a leading international forest products company primarily engaged in timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. We operate in four reportable business segments: Timber, Real Estate, Performance Fibers, and Wood Products. The Timber sales include all activities which relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC, and parcels under contract previously in the Timber segment. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of lumber operations. Our remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are combined and reported in “Other Operations.” Sales between operating segments are made based on fair market value, and intercompany sales, purchases and profits or losses are eliminated in consolidation.

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

Results of Operations, Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

Financial Information (in millions)	Three Months Ended March 31,
	2010	2009
Sales

Timber	$47.1	$34.9

Real Estate
Development	1.1	0.2
Rural	3.4	3.8
Non-Strategic Timberlands	28.5	22.6

Total Real Estate	33.0	26.6

Performance Fibers
Cellulose specialties	157.3	156.7
Absorbent materials	42.5	46.9

Total Performance Fibers	199.8	203.6

Wood Products	15.9	11.8

Other operations	17.1	5.7

Intersegment Eliminations	(2.7)	(3.2)

Total Sales	$310.2	$279.4

Operating Income (Loss)

Timber	$8.2	$(2.3)

Real Estate	17.4	14.4

Performance Fibers	44.9	40.8

Wood Products	-	(3.6)

Other operations	0.6	0.7

Corporate and other expenses / eliminations [1]	5.8	(6.8)

Total Operating Income	76.9	43.2

Interest Expense	(12.5)	(12.6)

Interest / Other income	0.2	-

Income tax expense	(7.6)	(4.7)

Net Income	$57.0	$25.9

Diluted Earnings Per Share	$0.71	$0.33

[1]

The three months ended March 31, 2010 includes a gain of $12.4 million from the sale of a portion of the Company’s interest in its New Zealand joint venture. See Note 2 – Joint Venture Investment for additional information.

TIMBER

Sales (in millions)		Changes Attributable to:

	2009	Price	Volume	Mix/Other	2010
Three months ended March 31,
Eastern	$23.9	$2.3	(2.2)	$5.5	$29.5
Western	9.3	2.4	3.8	(0.2)	15.3
New Zealand	1.7	-	-	0.6	2.3

Total Sales	$34.9	$4.7	$1.6	$5.9	$47.1

Operating Income (Loss) (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	Cost/Other	2010
Three months ended March 31,
Eastern	$3.0	$2.3	$(1.1)	$4.1	$8.3
Western	(3.9)	2.4	0.2	1.7	0.4
New Zealand/Other	(1.4)	-	-	0.9	(0.5)

Total Operating Income (Loss)	$(2.3)	$4.7	$(0.9)	$6.7	$8.2

In the Eastern region, sales increased from the prior year period due to higher stumpage prices and a change in sales mix from stumpage to higher-priced delivered logs. Average prices improved 24 percent from first quarter 2009 due to strong pulpwood demand and restricted timber supply caused by wet logging conditions. Pine volumes increased slightly above prior year, while hardwood volumes declined 64 percent primarily due to weather-related supply constraints on hardwood.

Operating income in the Eastern region improved from the prior year period reflecting increased prices as well as lower depletion and log production costs due to geographic sales mix.

In the Western region, sales and operating income improved from first quarter 2009 as sawlog prices and volumes rose 17 percent and 41 percent, respectively, due to weather-related supply shortages and increased demand, primarily from the export market. Lower logging and transportation costs also contributed to the improvement in operating income.

In February 2010, our New Zealand joint venture, Matariki Forestry Group (“Matariki”), sold a 35 percent interest in the joint venture to a new investor for NZ$167 million. Matariki issued new shares to the investor and used the proceeds entirely to pay down a portion of the outstanding NZ$367 million debt. The transaction reduced our ownership interest in Matariki from 40 percent to 26 percent. Rayonier will continue to manage the joint venture.

REAL ESTATE

Sales (in millions)		Changes Attributable to:
	2009	Price	Volume/Mix	2010
Three months ended March 31,
Development	$0.2	$(3.8)	$4.7	$1.1
Rural	3.8	(2.2)	1.8	3.4
Non-Strategic Timberlands	22.6	-	5.9	28.5

Total Sales	$26.6	$(6.0)	$12.4	$33.0

Operating Income (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	Cost/Other	2010
Three months ended March 31,
Total Operating Income	$14.4	$(6.0)	$9.6	$(0.6)	$17.4

Sales of $33 million were $6 million above first quarter 2009, while operating income of $17 million improved $3 million. Sales and operating income increased from the prior year period as higher volumes resulting from solid demand more than offset declines in rural and development per acre prices primarily due to geographic sales mix.

PERFORMANCE FIBERS

Sales (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	2010
Three months ended March 31,
Cellulose specialties	$156.7	$(3.3)	$3.9	$157.3
Absorbent materials	46.9	(2.5)	(1.9)	42.5

Total Sales	$203.6	$(5.8)	$2.0	$199.8

Cellulose specialties sales increased slightly from the prior year period as higher volumes were mostly offset by lower prices. Volumes increased three percent from first quarter 2009 due to strong demand. However, prices decreased two percent reflecting the third quarter 2009 removal of a cost-based surcharge offset in part by an annual price increase.

Absorbent materials sales decreased from first quarter 2009 as prices and volumes declined by six percent and five percent, respectively, primarily due to weaker markets. However, prices have increased from fourth quarter 2009 as market conditions have improved.

Operating Income (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	Costs/Other	2010
Three months ended March 31,
Total Operating Income	$40.8	$(5.8)	$1.0	$8.9	$44.9

Operating income increased primarily due to lower chemical costs offset in part by higher wood costs caused by wet logging conditions.

WOOD PRODUCTS

Sales (in millions)		Changes Attributable to:

	2009	Price	Volume	2010
Three months ended March 31,
Total Sales	$11.8	$3.6	$0.5	$15.9

Operating Loss (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	Costs	2010
Three months ended March 31,
Total Operating Loss	$(3.6)	$3.6	$-	$-	$-

Sales and operating results improved from the prior year period primarily due to a 29 percent increase in prices resulting from supply constraints caused by wet conditions.

OTHER OPERATIONS

Sales of $17 million for the quarter were $11 million above the prior year period while operating income of $1 million was consistent with the prior year. Operating income in first quarter 2009 was primarily comprised of foreign exchange gains.

Corporate and Other Expenses

Excluding the gain on the JV interest sale, corporate and other expenses were consistent with the prior year period as higher incentive compensation and employment costs were offset by a favorable insurance settlement.

Interest Expense and Other Income, Net

Interest and other expenses for the quarter were comparable to the prior year period as higher average debt balances were offset by lower average interest rates.

Income Tax Expense

The first quarter effective tax rate before discrete items was 16.3 percent in 2010 versus 19.4 percent in 2009. The lower rate in 2010 was due to proportionately higher earnings from the REIT. Including discrete items, the first quarter 2010 effective tax rate was 11.8 percent compared to 15.4 percent in the prior year.

Outlook

We are optimistic that the economic recovery is broadening and that the housing market is gradually improving. We see tremendous value in our timberlands based on improving near-term markets and strong long-term fundamentals. Our timberland portfolio will be further enhanced by the value we capture through rural and conservation sales. We anticipate continued strong demand for our cellulose specialties and absorbent materials products, contributing to another record year for Performance Fibers.

As a result, we are increasing our 2010 guidance. We now expect earnings of $1.80 to $2.00 per share for 2010, excluding the gain on the New Zealand joint venture transaction, and CAD of $330 million to $350 million, reflecting the AFMC refund net of higher capital expenditures and pension contributions.

Liquidity and Capital Resources

Historically, our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality and seasonality in working capital needs and long-term debt has been used to fund major acquisitions.

$75 million Five-Year Term Loan Agreement

In March 2010, TRS borrowed $75 million under a five-year term loan agreement with a group of banks at LIBOR plus 275 basis points. We intend to use these funds for general corporate purposes.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of March 31, 2010	As of December 31, 2009
Cash and cash equivalents [1]	$153	$75
Total debt	762	700
Shareholders’ equity	1,175	1,146
Total capitalization (total debt plus equity)	1,937	1,846
Debt to capital ratio	39%	38%

[1]	Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.

Cash Provided by Operating Activities (in millions of dollars)

	2010	2009	Increase
Three months ended March 31,	$91	$65	$26

Cash provided by operating activities increased $26 million primarily due to improved operating results.

Cash Used for Investing Activities (in millions of dollars)

	2010	2009	Increase
Three months ended March 31,	$38	$29	$9

Cash used for investing activities increased $9 million primarily due to an increase in restricted cash and capital expenditures.

Cash Provided by (Used for) Financing Activities (in millions of dollars)

	2010	2009	Increase
Three months ended March 31,	$24	$(41)	$65

Cash provided by financing activities increased $65 million due to higher net borrowings of $60 million in 2010 versus no net borrowings in 2009.

Expected 2010 Expenditures

Income tax payments totaled $3 million during the first quarter of 2010 compared to payments of $1 million in the same period 2009. Cash payments for income taxes during 2010 are anticipated to be between $3 million and $6 million. A cash refund of $189 million related to the alternative fuel mixture credit was received in April 2010. The credit was effective for alternative fuel used in operations through December 31, 2009. See Note 3 – Alternative Fuel Mixture Credit (“AFMC”) in the 2009 Annual Report on Form 10-K for additional information. We made no discretionary pension contributions in the first quarter of 2010; however, discretionary pension contributions may be in the $40 million to $50 million range later in the year, funded primarily by proceeds from the AFMC. Capital expenditures in 2010 are forecasted to be between $140 million and $145 million compared to $92 million in 2009. Environmental expenditures related to dispositions and discontinued operations were $2 million for the first three months ended March 31, 2010 versus $2 million in the same period 2009. Full year 2010 expenditures of approximately $10 million are anticipated.

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

We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2010	2009
Net Income	$57.0	$25.9
Income tax expense	7.6	4.7
Interest, net	12.3	12.6
Depreciation, depletion and amortization	43.3	38.5

EBITDA	$120.2	$81.7

EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended March 31,
	2010	2009
EBITDA by Segment
Timber	$25.0	$15.1
Real Estate	26.9	19.8
Performance Fibers	60.7	55.1
Wood Products	1.1	(2.4)
Other Operations	0.6	0.7
Corporate and other [1]	5.9	(6.6)

Total	$120.2	$81.7

[1]	2010 results include a gain of $12.4 million from the sale of a portion of the Company’s interest in the New Zealand joint venture. See Note 2 - Joint Venture Investment for additional information.

For the three months ended March 31, 2010, EBITDA was $39 million above the prior year period primarily due to higher operating results and a $12 million gain from the sale of a portion of Rayonier’s interest in its New Zealand joint venture.

The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other	Total
Three Months Ended March 31, 2010
Operating income	$8.2	$17.4	$44.9	$-	$0.6	$5.8	$76.9
Add: Depreciation, depletion and amortization	16.8	9.5	15.8	1.1	-	0.1	43.3

EBITDA	$25.0	$26.9	$60.7	$1.1	$0.6	$5.9	$120.2

Three Months Ended March 31, 2009
Operating income (loss)	$(2.3)	$14.4	$40.8	$(3.6)	$0.7	$(6.8)	$43.2
Add: Depreciation, depletion and amortization	17.4	5.4	14.3	1.2	-	0.2	38.5

EBITDA	$15.1	$19.8	$55.1	$(2.4)	$0.7	$(6.6)	$81.7

Adjusted CAD is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchasing common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing LKE tax benefits). We define Cash Available for Distribution (“CAD”) as Cash Provided by Operating Activities adjusted for capital spending, the tax benefits associated with certain strategic acquisitions, the change in committed cash, and other items which include cash provided by discontinued operations, proceeds from matured energy forward contracts, excess tax benefits on stock based compensation and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with Securities and Exchange Commission requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.”

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2010	2009
Cash provided by operating activities	$91.4	$64.8
Capital expenditures	(36.2)	(29.8)
Change in committed cash	9.9	13.4
Other	11.6	4.2

CAD	76.7	52.6
Mandatory debt repayments	-	-

Adjusted CAD	$76.7	$52.6

For the three months ended March 31, 2010, adjusted CAD was $24 million higher than the prior year period primarily due to higher earnings. Adjusted CAD generated in any period is not necessarily indicative of amounts that may be generated in future periods.

Liquidity Facilities

We have a $250 million unsecured revolving credit facility at an interest rate of LIBOR plus 40 basis points. The facility expires in August 2011. At March 31, 2010, the available borrowing capacity was $245 million.

In connection with our installment notes, $75 million five-year term loan agreement, and $250 million revolving credit facility, covenants must be met, including ratios based on the facility’s definition of EBITDA, Funds from Operations, and ratios of cash flows to fixed charges. At March 31, 2010, we are in compliance with all covenants.

In addition to these financial covenants, the installment notes, five-year term loan agreement and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. As of December 31, 2009, the excess proceeds were $19.8 million. During March 2010, the excess proceeds exceeded the $50 million limit and as a result, repayment of $53.0 million was offered to the note holders. The note holders declined the offer and the excess proceeds were reset to zero.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

We have no material changes to the Contractual Financial Obligations table as presented in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Annual Report on Form 10-K. See Note 9 - Guarantees for details on the letters of credit, surety bonds and guarantees as of March 31, 2010.

New or Recently Adopted Accounting Pronouncements

For information on new or recently adopted accounting pronouncements see Note 1 – Basis of Presentation and New Accounting Pronouncements.

Sales Volumes by Segment:

	Three Months Ended March 31,
	2010	2009
Timber
Western region, in millions of board feet	47	33
Eastern region, in thousands of short green tons	1,415	1,572

Real Estate
Acres sold
Development	310	10
Rural	2,002	1,368
Non-strategic timberlands	23,996	19,069

Total	26,308	20,447

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	111	108
Absorbent materials, in thousands of metric tons	61	65

Lumber
Sales volume, in millions of board feet	55	53

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market and Other Economic Risks

Our exposures to market risk have not changed materially since December 31, 2009. For quantitative and qualitative disclosures about market risk, see Item 7A - Quantitative and Qualitative Disclosures about Market Risk in our 2009 Annual Report on Form 10-K.

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2010.

In the quarter ended March 31, 2010, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of Rayonier common stock during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	118,132	$44.65	-	2,483,169
February 1 to February 28	14,580	41.57	-	2,483,169
March 1 to March 31	2,734	42.55	-	2,483,169

Total	135,446		-	2,483,169

(1)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of performance and restricted shares under the 2004 Rayonier Incentive Stock Plan.

See Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our 2009 Annual Report on Form 10-K for additional information regarding our Common Share repurchase program.

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

May 7, 2010