Form 10-Q
period 2010-06-30
RAYONIER INC
filed 2010-07-30
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 22, 2010, there were outstanding 80,254,551 Common Shares of the Registrant.

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
SALES	$312,210	$278,698	$622,410	$558,083

Costs and Expenses
Cost of sales	242,940	216,674	475,794	441,021
Selling and general expenses	15,172	14,349	32,139	28,991
Other operating income, net (Note 2)	(1,260)	(87,165)	(5,828)	(91,177)

	256,852	143,858	502,105	378,835
Equity in income (loss) of New Zealand joint venture	986	(602)	531	(1,839)

OPERATING INCOME BEFORE GAIN ON SALE OF A PORTION OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	56,344	134,238	120,836	177,409

Gain on sale of a portion of the interest in the New Zealand joint venture (Note 3)	-	-	12,367	-

OPERATING INCOME	56,344	134,238	133,203	177,409

Interest expense	(12,250)	(12,248)	(24,736)	(24,840)
Interest and miscellaneous income, net	408	216	598	283

INCOME BEFORE INCOME TAXES	44,502	122,206	109,065	152,852
Income tax expense	(5,944)	(14,453)	(13,554)	(19,178)

NET INCOME	38,558	107,753	95,511	133,674

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(2,045)	15,825	(3,261)	10,947
Joint venture cash flow hedges	816	(277)	1,026	(2,627)
Amortization of pension and postretirement benefit costs, net of income tax expense (benefit) of $221 and $200, and ($2,366) and $666	535	691	4,639	1,116

COMPREHENSIVE INCOME	$37,864	$123,992	$97,915	$143,110

EARNINGS PER COMMON SHARE

Basic earnings per share	$0.48	$1.37	$1.20	$1.70

Diluted earnings per share	$0.48	$1.35	$1.18	$1.68

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$344,184	$74,964
Accounts receivable, less allowance for doubtful accounts of $1,278 and $1,150	95,710	103,740
Inventory
Finished goods	69,170	70,548
Work in process	7,004	8,884
Raw materials	13,850	6,829
Manufacturing and maintenance supplies	2,269	2,243

Total inventory	92,293	88,504
Income tax and alternative fuel mixture credit receivable	121	192,579
Prepaid and other current assets	62,381	49,909

Total Current Assets	594,689	509,696

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,146,216	1,188,559

PROPERTY, PLANT AND EQUIPMENT
Land	24,787	24,789
Buildings	125,827	126,443
Machinery and equipment	1,318,628	1,275,955

Total property, plant and equipment, gross	1,469,242	1,427,187
Less - accumulated depreciation	(1,097,801)	(1,082,248)

Total property, plant and equipment, net	371,441	344,939

INVESTMENT IN JOINT VENTURE	63,784	50,999

OTHER ASSETS	176,459	158,738

TOTAL ASSETS	$2,352,589	$2,252,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$64,261	$58,584
Bank loans and current maturities	-	4,650
Accrued interest	6,312	6,512
Accrued customer incentives	9,421	25,644
Current liabilities for dispositions and discontinued operations (Note 11)	11,038	10,648
Other current liabilities	85,972	69,073

TOTAL CURRENT LIABILITIES	177,004	175,111

LONG-TERM DEBT	764,057	694,999

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 11)	83,264	87,943

PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 13)	111,795	111,662

OTHER NON-CURRENT LIABILITIES	34,606	37,010

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

SHAREHOLDERS’ EQUITY
Common Shares, 240,000,000 and 120,000,000 shares authorized, 80,253,894 and 79,541,974 shares issued and outstanding	580,108	561,962
Retained earnings	679,093	663,986
Accumulated other comprehensive loss	(77,338)	(79,742)

TOTAL SHAREHOLDERS’ EQUITY	1,181,863	1,146,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,352,589	$2,252,931

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$95,511	$133,674
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation, depletion and amortization	76,522	86,675
Non-cash cost of real estate sold	3,434	5,232
Stock-based incentive compensation expense	7,960	8,162
Gain on sale of a portion of the interest in the New Zealand joint venture	(11,545)	-
Amortization of convertible debt discount	4,058	2,883
Deferred income tax expense (benefit)	385	(3,177)
Excess tax benefits on stock-based compensation	(3,951)	(891)
Other	1,747	4,965
Changes in operating assets and liabilities:
Receivables	7,952	(5,802)
Inventories	(7,359)	(8,383)
Accounts payable	841	(3,988)
Income tax and alternative fuel mixture credit receivable	192,458	(83,218)
Other current assets	(11,796)	(19,463)
Accrued liabilities	4,459	9,446
Other assets	(91)	(46)
Other non-current liabilities	(466)	5,247
Expenditures for dispositions and discontinued operations	(4,319)	(4,102)

CASH PROVIDED BY OPERATING ACTIVITIES	355,800	127,214

INVESTING ACTIVITIES
Capital expenditures	(71,348)	(50,107)
Change in restricted cash	(10,043)	(1,144)
Other	4,875	(2,137)

CASH USED FOR INVESTING ACTIVITIES	(76,516)	(53,388)

FINANCING ACTIVITIES
Issuance of debt	127,000	30,000
Repayment of debt	(66,650)	(30,000)
Dividends paid	(79,990)	(78,929)
Proceeds from the issuance of common shares	12,232	3,698
Excess tax benefits on stock-based compensation	3,951	891
Debt issuance costs	(535)	-
Repurchase of common shares	(5,997)	(1,388)

CASH USED FOR FINANCING ACTIVITIES	(9,989)	(75,728)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(75)	106

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	269,220	(1,796)
Balance, beginning of year	74,964	61,685

Balance, end of period	$344,184	$59,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$19,700	$21,270

Income taxes	$144	$4,612

Non-cash investing activity:
Capital assets purchased on account	$13,595	$8,644

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information in the financial statements of the Company’s Annual Report on Form 10-K have been condensed. In the opinion of management, these financial statements and notes reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

Subsequent Events

The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and one subsequent event warranted disclosure. See Note 16 – Consolidating Financial Statements for information about changes in the Company’s guarantor structure.

New or Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to consolidation which replaced the quantitative-based risks and rewards calculation for determining which enterprise has a controlling interest in a variable interest entity with an approach primarily qualitative in nature. This Standard requires additional disclosures about an enterprise’s involvement in variable interest entities and was effective January 1, 2010 for Rayonier. The Company’s application of this guidance had no effect on the accompanying condensed consolidated financial statements. See Note 9 – Fair Value Measurements for additional information about the Company’s variable interest entity.

Also in June 2009, the FASB issued new guidance related to the accounting for transfers of financial assets. The new standard eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and associated guidance and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. Entities formerly classified as QSPEs are now evaluated for consolidation under the provisions related to the consolidation of controlling and non-controlling interests in an entity. Under the new guidance, the Company’s investment in a special purpose entity does not require consolidation. See Note 9 – Fair Value Measurements for additional information about this entity.

2.	ALTERNATIVE FUEL MIXTURE CREDIT (“AFMC”)

The U.S. Internal Revenue Code allowed a tax credit for taxpayers that produced and used an alternative fuel in the operation of their business. Rayonier produces and uses an alternative fuel (“black liquor”) at its Jesup, Georgia and Fernandina Beach, Florida Performance Fibers mills, which qualified for the $0.50 per gallon credit of alternative fuel used in operations through December 31, 2009. Accordingly, the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2009, include income of approximately $85.9 million, net of associated expenses, recorded in “Other operating income, net” for black liquor produced and used.

3.	JOINT VENTURE INVESTMENT

The Company owns an interest in Matariki Forestry Group (“Matariki”), a joint venture (“JV”) that owns or leases approximately 0.3 million acres of New Zealand timberlands. In addition to this investment, Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier serves as the manager of the JV forests and operates a log trading business.

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

In the second quarter of 2009, as a result of distressed capital markets and the weak global economic conditions, Rayonier and its joint venture partners decided to discontinue the sale process and continue with ongoing operations. Accordingly, the operating results of the joint venture are included in continuing operations in the Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented.

In December of 2009, the JV signed an agreement to sell a 35 percent interest in the JV to a new investor for NZ$167 million. Matariki issued new shares to the investor and used the proceeds entirely to pay down a portion of its outstanding NZ$367 million debt. Consummation of this transaction occurred in February 2010. Upon closing, Rayonier’s ownership interest in Matariki declined from 40 percent to 26 percent. As a result of this transaction, results for 2010 include a gain of $11.5 million, net of $0.9 million in tax, or $0.14 per diluted share.

4.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$38,558	$107,753	$95,511	$133,674

Shares used for determining basic earnings per common share	80,104,004	78,913,563	79,923,790	78,860,562

Dilutive effect of:
Stock options	374,768	427,016	387,399	317,981
Performance and restricted shares	613,931	448,496	592,281	358,654

Shares used for determining diluted earnings per common share	81,092,703	79,789,075	80,903,470	79,537,197

Basic earnings per common share:	$0.48	$1.37	$1.20	$1.70

Diluted earnings per common share:	$0.48	$1.35	$1.18	$1.68

5.	INCOME TAXES

Rayonier is a real estate investment trust (“REIT”). In general, only Rayonier TRS Holdings Inc. (“TRS”), the Company’s wholly-owned taxable subsidiary whose businesses include the Company’s non-REIT qualified activities, is subject to corporate income taxes. However, Rayonier Inc. is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during the first 10 years following the election to be taxed as a REIT. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on certain property sales and on TRS income.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT and like-kind exchange (“LKE”) transactions. Effective tax rates before discrete items were 19.1 percent and 21.5 percent for the three months ended June 30, 2010 and 2009, respectively. Year-to-date effective tax rates before discrete items were 17.6 percent and 20.2 percent in 2010 and 2009, respectively. The lower rate in 2010 was due to proportionately higher earnings from the REIT.

Including discrete items, the effective tax rates for the quarter and year-to-date were 13.4 percent and 12.4 percent compared to 11.9 percent and 12.6 percent in 2009, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

6.	RESTRICTED DEPOSITS

In order to qualify for LKE treatment, the proceeds from real estate sales must be deposited with a third party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of June 30, 2010 and December 31, 2009, the Company had $10.1 million and $0.1 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

7.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the six months ended June 30, 2010 and the year ended December 31, 2009 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	78,814,431	$527,302	$509,931	$(98,296)	$938,937

Net income	-	-	312,541	-	312,541
Dividends ($2.00 per share)	-	-	(158,486)	-	(158,486)
Issuance of shares under incentive stock plans	776,905	11,115	-	-	11,115
Equity portion of convertible debt	-	8,850	-	-	8,850
Warrants and hedge, net	-	(2,391)	-	-	(2,391)
Stock-based compensation	-	15,754	-	-	15,754
Excess tax benefit on stock-based compensation	-	2,720	-	-	2,720
Repurchase of common shares	(49,362)	(1,388)	-	-	(1,388)
Net gain from pension and postretirement plans	-	-	-	4,879	4,879
Foreign currency translation adjustment	-	-	-	15,980	15,980
Joint venture cash flow hedges	-	-	-	(2,305)	(2,305)

Balance, December 31, 2009	79,541,974	$561,962	$663,986	$(79,742)	$1,146,206

Net income	-	-	95,511	-	95,511
Dividends ($1.00 per share)	-	-	(80,404)	-	(80,404)
Issuance of shares under incentive stock plans	847,366	12,232	-	-	12,232
Stock-based compensation	-	7,960	-	-	7,960
Excess tax benefit on stock-based compensation	-	3,951	-	-	3,951
Repurchase of common shares	(135,446)	(5,997)	-	-	(5,997)
Amortization of pension and postretirement benefit costs	-	-	-	4,639	4,639
Foreign currency translation adjustment	-	-	-	(3,261)	(3,261)
Joint venture cash flow hedges	-	-	-	1,026	1,026

Balance, June 30, 2010	80,253,894	$580,108	$679,093	$(77,338)	$1,181,863

8.	SEGMENT INFORMATION

Rayonier operates in four reportable business segments: Timber, Real Estate, Performance Fibers, and Wood Products. Timber sales include all activities that relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are reported in “Other Operations.” Sales between operating segments are made based on fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.

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

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

			June 30,		December 31,
			2010		2009
ASSETS
Timber			$1,275,635		$1,259,675
Real Estate			79,550		71,118
Performance Fibers			543,182		517,941
Wood Products			21,474		21,972
Other Operations			25,944		19,432
Corporate and other			406,804		362,793

TOTAL			$2,352,589		$2,252,931

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010		2009
SALES
Timber	$48,917	$43,591	$96,025		$78,518
Real Estate	12,712	41,378	45,729		67,970
Performance Fibers	201,947	177,109	401,719		380,743
Wood Products	21,573	12,495	37,505		24,247
Other Operations	30,246	8,959	47,354		14,659
Intersegment Eliminations	(3,185)	(4,834)	(5,922)		(8,054)

TOTAL	$312,210	$278,698	$622,410		$558,083

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010		2009
OPERATING INCOME (LOSS)
Timber	$8,663	$432	$16,872		$(1,906)
Real Estate	4,183	24,155	21,537		38,568
Performance Fibers	44,990	34,687	89,847		75,536
Wood Products	4,270	(2,571)	4,311		(6,144)
Other Operations	726	(2,068)	1,336		(1,330)
Corporate and other	(6,488)	79,603 (a)	(700	) (b)	72,685 (a)

TOTAL	$56,344	$134,238	$133,203		$177,409

(a)	Includes $85.9 million relating to the AFMC. For additional information, see Note 2 – Alternative Fuel Mixture Credit (“AFMC”).
(b)	Includes a gain of $12.4 million from the sale of a portion of the Company’s interest in its New Zealand joint venture. See Note 3 – Joint Venture Investment for additional information.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber	$17,269	$21,951	$34,005	$39,432
Real Estate	2,486	12,055	12,002	17,445
Performance Fibers	12,203	12,708	28,007	26,996
Wood Products	1,078	1,214	2,144	2,432
Other Operations	1	1	2	2
Corporate and other	170	182	362	368

TOTAL	$33,207	$48,111	$76,522	$86,675

9.	FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at June 30, 2010 and December 31, 2009, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	June 30, 2010		December 31, 2009
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$344,184	$344,184	$74,964	$74,964
Short-term debt	-	-	(4,650)	(4,650)
Long-term debt	(764,057)	(848,298)	(694,999)	(790,763)

Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and cash equivalents - The carrying amount is equal to fair market value.

Debt - The Company’s short-term bank loans and floating rate debt approximate fair value. The fair value of fixed rate long-term debt is based upon quoted market prices for debt with similar terms and maturities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at June 30, 2010	Level 2	Carrying Value at December 31, 2009	Level 2
Investment in special-purpose entity	$2,733	$2,733	$2,733	$2,733

Variable Interest Entity

Rayonier holds a variable interest in a bankruptcy-remote, limited liability subsidiary (“special-purpose entity”) which was created in 2004 when Rayonier monetized a $25.0 million installment note and letter of credit received in connection with a timberland sale. The Company contributed the note and a letter of credit to the special-purpose entity and using the installment note and letter of credit as collateral, the special-purpose entity issued $22.6 million of 15-year Senior Secured Notes and remitted cash of $22.6 million to the Company. There are no restrictions that relate to the transferred financial assets. Rayonier maintains a $2.6 million interest in the entity and receives immaterial cash payments equal to the excess of interest received on the installment

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

note over the interest paid on the Senior Secured Notes. The Company’s interest is recorded at fair value and is included in “Other Assets” in the Condensed Consolidated Balance Sheets. In addition, the Company calculated and recorded a de minimus guarantee liability to reflect its obligation of up to $2.6 million under a make-whole agreement pursuant to which it guaranteed certain obligations of the entity. This guarantee obligation is also collateralized by the letter of credit. The Company’s interest in the entity, together with the make-whole agreement, represents the maximum exposure to loss as a result of the Company’s involvement with the special-purpose entity. Upon maturity of the Senior Secured Notes in 2019 and termination of the special purpose entity, Rayonier will receive the remaining $2.6 million of cash. The Company determined, based upon an analysis under the variable interest entity guidance, that it does not have the power to direct activities that most significantly impact the entity’s economic success. Therefore, Rayonier is not the primary beneficiary and is not required to consolidate the entity.

10.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of June 30, 2010, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (1)	$43,807	$38,110
Guarantees (2)	2,555	43
Surety bonds (3)	11,605	1,851

Total	$57,967	$40,004

(1)

Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2010 and 2011 and will be renewed as required.

(2)

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.6 million of obligations of a special-purpose entity that was established to complete the monetization. At June 30, 2010 the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(3)

Rayonier issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in Washington and Georgia. These surety bonds expire at various dates during 2010, 2011 and 2014, and are expected to be renewed as required.

11.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

An analysis of activity in the liabilities for dispositions and discontinued operations for the six months ended June 30, 2010 and the year ended December 31, 2009, is as follows:

	June 30, 2010	December 31, 2009
Balance, January 1	$98,591	$104,575
Expenditures charged to liabilities	(4,319)	(8,095)
Increase (reduction) to liabilities	30	2,111

Balance, end of period	94,302	98,591
Less: Current portion	(11,038)	(10,648)

Non-current portion	$83,264	$87,943

Subject to the factors described in the next paragraph of this footnote and in Note 16 – Liabilities for Dispositions and Discontinued Operations in the 2009 Annual Report on Form 10-K, the Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

for these sites vary, but can include, among other remedies, on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of June 30, 2010, it is estimated that this amount could range up to $36 million and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or improved environmental remediation technologies, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

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

The net periodic benefit costs of the Company’s pension and postretirement plans (medical and life insurance) are shown in the following table:

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$1,452	$1,842	$146	$90
Interest cost	4,291	4,349	257	301
Expected return on plan assets	(5,416)	(5,291)	-	-
Amortization of prior service cost	518	354	22	22
Amortization of plan amendment	-	-	(2,392)	(2,392)
Amortization of losses	1,130	1,349	1,478	1,558

Net periodic benefit cost	$1,975	$2,603	$(489)	$(421)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$3,098	$3,685	$292	$180
Interest cost	8,870	8,698	514	601
Expected return on plan assets	(10,826)	(10,582)	-	-
Amortization of prior service cost	829	708	44	44
Amortization of plan amendment	-	-	(4,784)	(4,784)
Amortization of losses	3,228	2,698	2,956	3,116

Net periodic benefit cost	$5,199	$5,207	$(978)	$(843)

The Company made no discretionary contributions to the pension plans during the six months ended June 30, 2010. The Company’s 2010 full year discretionary pension contributions may be in the $40 million to $50 million range in order to improve funded status.

14.	DEBT

In March 2010, TRS borrowed $75 million under a five-year term loan agreement with a group of banks at LIBOR plus 275 basis points. There were no other significant changes to the Company’s outstanding debt as reported in Note 13 – Debt of the Company’s 2009 Annual Report on Form 10-K.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following:

	June 30, 2010	December 31, 2009
Foreign currency translation adjustments	$23,508	$26,769
Joint venture cash flow hedges	(1,279)	(2,305)
Unrecognized components of employee benefit plans, net of tax	(99,567)	(104,206)

Total	$(77,338)	$(79,742)

16.	CONSOLIDATING FINANCIAL STATEMENTS

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

Subsequent Event

On July 29, 2010, Rayonier Inc. reorganized its operating structure by creating a new wholly owned operating entity Rayonier Operating Company LLC (“ROC”), and entering into a contribution agreement under which Rayonier Inc. contributed all assets and liabilities to ROC. As part of this agreement, ROC guarantees the TRS notes mentioned above. Rayonier Inc.’s guarantee of the TRS notes was unchanged by the transaction.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The new operating structure will allow Rayonier Inc. to adopt an umbrella real estate investment trust (“UPREIT”) structure. An UPREIT structure allows for the acquisition of timberlands in exchange for ROC equity and can be attractive to timberland sellers, because by accepting ROC equity interests in exchange for their assets, sellers may be able to defer taxable gains. ROC equity interests may also offer sellers diversification and liquidity in their investments and comparable dividends to Rayonier Inc. shareholders.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended June 30, 2010
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$294,765	$33,410	$(15,965)	$312,210

Costs and Expenses

Cost of sales	-	-	240,382	23,712	(21,154)	242,940
Selling and general expenses	2,856	-	11,539	777	-	15,172
Other operating expense (income), net	24	-	425	(1,709)	-	(1,260)

	2,880	-	252,346	22,780	(21,154)	256,852
Equity in income of New Zealand joint venture	836	-	150	-	-	986

OPERATING (LOSS) INCOME	(2,044)	-	42,569	10,630	5,189	56,344

Interest expense	260	(7,333)	(5,148)	(29)	-	(12,250)
Interest and miscellaneous income (expense), net	1,332	(1,299)	(4,740)	5,115	-	408
Equity in income from subsidiaries	39,350	23,926	-	-	(63,276)	-

INCOME BEFORE INCOME TAXES	38,898	15,294	32,681	15,716	(58,087)	44,502
Income tax (expense) benefit	(340)	3,151	(8,755)	-	-	(5,944)

NET INCOME	$38,558	$18,445	$23,926	$15,716	$(58,087)	$38,558

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Six Months Ended June 30, 2010
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$-	$-	$579,333	$134,868	$(91,791)	$622,410

Costs and Expenses

Cost of sales	-	-	474,223	65,882	(64,311)	475,794
Selling and general expenses	4,856	-	25,730	1,553	-	32,139
Other operating expense (income), net	20	-	(1,635)	(4,213)	-	(5,828)

	4,876	-	498,318	63,222	(64,311)	502,105
Equity in income of New Zealand joint venture	26	-	505	-	-	531

OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF A PORTION OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	(4,850)	-	81,520	71,646	(27,480)	120,836
Gain on sale of a portion of the interest in the New Zealand joint venture	4,670	-	7,697	-	-	12,367

OPERATING (LOSS) INCOME	(180)	-	89,217	71,646	(27,480)	133,203

Interest expense	150	(14,723)	(10,084)	(79)	-	(24,736)
Interest and miscellaneous income (expense), net	10,259	(2,598)	(16,347)	9,284	-	598
Equity in income from subsidiaries	86,824	44,452	-	-	(131,276)	-

INCOME BEFORE INCOME TAXES	97,053	27,131	62,786	80,851	(158,756)	109,065
Income tax (expense) benefit	(1,542)	6,322	(18,334)	-	-	(13,554)

NET INCOME	$95,511	$33,453	$44,452	$80,851	$(158,756)	$95,511

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of June 30, 2010
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,277	$-	$254,093	$48,814	$-	$344,184
Accounts receivable, less allowance for doubtful accounts	8	-	93,104	2,598	-	95,710
Inventory	-	-	104,474	-	(12,181)	92,293
Intercompany interest receivable	-	-	-	4,264	(4,264)	-
Income tax and alternative fuel mixture credit receivable	-	-	121	-	-	121
Prepaid and other current assets	2,121	776	58,107	1,377	-	62,381

Total current assets	43,406	776	509,899	57,053	(16,445)	594,689

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,807	-	62,936	1,081,473	-	1,146,216

NET PROPERTY, PLANT AND EQUIPMENT	1,344	-	368,513	826	758	371,441

INVESTMENT IN JOINT VENTURE	75,233	-	(11,449)	-	-	63,784

INVESTMENT IN SUBSIDIARIES	1,215,080	882,980	-	-	(2,098,060)	-

OTHER ASSETS	23,350	10,148	684,671	14,578	(556,288)	176,459

TOTAL ASSETS	$1,360,220	$893,904	$1,614,570	$1,153,930	$(2,670,035)	$2,352,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,284	$-	$62,355	$622	$-	$64,261
Accrued interest	237	5,286	768	21	-	6,312
Accrued customer incentives	-	-	9,421	-	-	9,421
Current liabilities for dispositions and discontinued operations	-	-	11,038	-	-	11,038
Other current liabilities	17,659	-	47,780	20,533	-	85,972

Total current liabilities	19,180	5,286	131,362	21,176	-	177,004

LONG-TERM DEBT	-	445,391	318,666	-	-	764,057

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	-	-	83,264	-	-	83,264

PENSION AND OTHER POSTRETIREMENT BENEFITS	87,061	-	24,734	-	-	111,795

OTHER NON-CURRENT LIABILITIES	11,112	-	22,886	608	-	34,606

INTERCOMPANY PAYABLE	61,004	-	150,678	8,749	(220,431)	-

TOTAL LIABILITIES	178,357	450,677	731,590	30,533	(220,431)	1,170,726

TOTAL SHAREHOLDERS’ EQUITY	1,181,863	443,227	882,980	1,123,397	(2,449,604)	1,181,863

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,360,220	$893,904	$1,614,570	$1,153,930	$(2,670,035)	$2,352,589

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2010
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings, Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$117,276	$25,000	$231,519	$118,793	$(136,788)	$355,800

INVESTING ACTIVITIES
Capital expenditures	(139)	-	(58,842)	(12,367)	-	(71,348)
Purchase of timberlands	-	-	-	(22,936)	22,936	-
Purchase of real estate	-	-	(41,254)	-	41,254	-
Change in restricted cash	-	-	-	(10,043)	-	(10,043)
Other	-	-	6,855	(1,980)	-	4,875

CASH USED FOR INVESTING ACTIVITIES	(139)	-	(93,241)	(47,326)	64,190	(76,516)

FINANCING ACTIVITIES
Issuance of debt	-	-	75,000	52,000	-	127,000
Repayment of debt	(5,000)	-	(4,650)	(57,000)	-	(66,650)
Dividends paid	(79,990)	-	-	-	-	(79,990)
Proceeds from the issuance of common shares	12,232	-	-	-	-	12,232
Excess tax benefits on stock-based compensation	-	-	3,951	-	-	3,951
Debt issuance costs	-	-	(535)	-	-	(535)
Repurchase of common shares	(5,997)	-	-	-	-	(5,997)
Distributions to parent	-	(25,000)	(27,598)	(20,000)	72,598	-

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(78,755)	(25,000)	46,168	(25,000)	72,598	(9,989)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	(75)	-	-	(75)

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	38,382	-	184,371	46,467	-	269,220
Balance, beginning of year	2,895	-	69,722	2,347	-	74,964

Balance, end of period	$41,277	$-	$254,093	$48,814	$-	$344,184

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2009
	Rayonier Inc. (Parent Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$80,210	$15,000	$11,925	$125,320	$(105,241)	$127,214

INVESTING ACTIVITIES
Capital expenditures	(4)	-	(36,215)	(16,482)	2,594	(50,107)
Change in restricted cash	-	-	-	(1,144)	-	(1,144)
Other	-	-	(1,693)	(444)	-	(2,137)

CASH USED FOR INVESTING ACTIVITIES	(4)	-	(37,908)	(18,070)	2,594	(53,388)

FINANCING ACTIVITIES
Issuance of debt	-	-	-	30,000	-	30,000
Repayment of debt	-	-	-	(30,000)	-	(30,000)
Dividends paid	(78,929)	-	-	-	-	(78,929)
Proceeds from the issuance of common shares	3,698	-	-	-	-	3,698
Excess tax benefits on stock-based compensation	-	-	891	-	-	891
Repurchase of common shares	(1,388)	-	-	-	-	(1,388)
Distributions to Parent	-	(15,000)	(16,647)	(71,000)	102,647	-

CASH USED FOR FINANCING ACTIVITIES	(76,619)	(15,000)	(15,756)	(71,000)	102,647	(75,728)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	106	-	-	106

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	3,587	-	(41,633)	36,250	-	(1,796)
Balance, beginning of year	9,741	-	47,082	4,862	-	61,685

Balance, end of period	$13,328	$-	$5,449	$41,112	$-	$59,889

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Segments

We are a leading international forest products company primarily engaged in timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. We operate in four reportable business segments: Timber, Real Estate, Performance Fibers, and Wood Products. The Timber sales include all activities which relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of lumber operations. Our remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are combined and reported in “Other Operations.” Sales between operating segments are made based on fair market value, and intercompany sales, purchases and profits or losses are eliminated in consolidation.

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

Results of Operations, Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009.

Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales

Timber	$48.9	$43.6	$96.0	$78.5

Real Estate
Development	0.4	1.2	1.6	1.4
Rural	4.2	5.8	7.6	9.6
Non-Strategic Timberlands	8.1	34.4	36.5	57.0

Total Real Estate	12.7	41.4	45.7	68.0

Performance Fibers
Cellulose specialties	162.6	134.7	319.9	291.4
Absorbent materials	39.3	42.4	81.8	89.3

Total Performance Fibers	201.9	177.1	401.7	380.7

Wood Products	21.6	12.5	37.5	24.3

Other operations	30.3	9.0	47.4	14.7

Intersegment Eliminations	(3.2)	(4.9)	(5.9)	(8.1)

Total Sales	$312.2	$278.7	$622.4	$558.1

Operating Income (Loss)

Timber	$8.7	$0.4	$16.9	$(1.9)

Real Estate	4.1	24.2	21.5	38.6

Performance Fibers	45.0	34.7	89.9	75.5

Wood Products	4.3	(2.6)	4.3	(6.1)

Other operations	0.7	(2.1)	1.3	(1.3)

Corporate and other expenses / eliminations [1]	(6.5)	79.6	(0.7)	72.6

Total Operating Income	56.3	134.2	133.2	177.4

Interest Expense	(12.2)	(12.2)	(24.7)	(24.8)

Interest / Other income	0.4	0.3	0.6	0.3

Income tax expense	(5.9)	(14.5)	(13.6)	(19.2)

Net Income	$38.6	$107.8	$95.5	$133.7

Diluted Earnings Per Share	$0.48	$1.35	$1.18	$1.68

[1]

The six months ended June 30, 2010 includes a first quarter gain of $12.4 million from the sale of a portion of the Company’s interest in its New Zealand joint venture. See Note 3 – Joint Venture Investment for additional information. The three and six months ended June 30, 2009 include $85.9 million related to the alternative fuel mixture credit. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) for additional information.

TIMBER

Sales (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	Other	2010

Three months ended June 30,
Eastern	$30.9	$5.6	$(7.0)	$0.3	$29.8
Western	10.7	5.7	-	0.2	16.6
New Zealand	2.0	-	-	0.5	2.5

Total Sales	$43.6	$11.3	$(7.0)	$1.0	$48.9

Six months ended June 30,
Eastern	$54.7	$8.8	$(4.7)	$0.5	$59.3
Western	20.0	8.2	3.7	-	31.9
New Zealand	3.8	-	-	1.0	4.8

Total Sales	$78.5	$17.0	$(1.0)	$1.5	$96.0

In the Eastern region, average prices rose 33 percent and 35 percent in the three and six months ended June 30, 2010 compared to the prior year periods, respectively, primarily from restricted timber supply caused by wet weather conditions. Prices in 2010 were also impacted by improved timber demand and a shift in sales mix. Volumes declined 28 percent and 20 percent in second quarter and year-to-date 2010 from the prior year periods, respectively, primarily due to lower thinning volumes in second quarter 2010. Year-to-date volumes were also unfavorably impacted by the restricted hardwood supply in first quarter 2010 caused by wet weather.

In the Western region, prices increased 51 percent and 34 percent in the three and six months ended June 30, 2010 from the respective 2009 periods reflecting improved export demand and tight supply. Overall volumes declined 7 percent for second quarter but increased 15 percent for the six months as we accelerated the year’s harvest schedule to first quarter to capitalize on increased prices. The sales impact of the volume decline in second quarter 2010 was offset by a mix shift to higher-priced delivered logs.

New Zealand sales represent timberland management fees for services provided to the joint venture, of which Rayonier has a 26 percent equity interest.

Operating Income (Loss) (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	Cost/Other	2010
Three months ended June 30,
Eastern	$3.4	$5.6	$(2.1)	$(1.5)	$5.4
Western	(2.4)	5.7	(0.6)	(0.3)	2.4
New Zealand/Other	(0.6)	-	-	1.5	0.9

Total Operating Income	$0.4	$11.3	$(2.7)	$(0.3)	$8.7

Six months ended June 30,
Eastern	$6.3	$8.8	$(2.9)	$1.5	$13.7
Western	(6.3)	8.2	(0.2)	1.1	2.8
New Zealand/Other	(1.9)	-	-	2.3	0.4

Total Operating Income (Loss)	$(1.9)	$17.0	$(3.1)	$4.9	$16.9

In the Eastern region, second quarter operating income improved from the 2009 period as higher sales prices more than offset lower volumes as well as increased costs primarily from depletion and logging expenses due to sales mix. For year-to-date 2010, operating income improved from the prior year period reflecting increased sales as well as lower costs due to geographic sales mix and improved production and transportation costs.

In the Western region, operating income in the second quarter improved from the prior year period as higher prices more than offset the decline in volume and slight increase in costs. In the six months ended June 30, 2010, operating income increased from the prior year period reflecting higher prices and favorable logging costs. Year-to-date operating income was also impacted by an unfavorable shift in sales mix.

New Zealand operating income primarily represents equity earnings related to the joint venture’s timber activities which have increased from the prior year periods due primarily to improved export demand.

REAL ESTATE

Sales (in millions)		Changes Attributable to:
	2009	Price	Volume/Mix	2010
Three months ended June 30,
Development	$1.2	$0.1	$(0.9)	$0.4
Rural	5.8	(1.9)	0.3	4.2
Non-Strategic Timberlands	34.4	1.1	(27.4)	8.1

Total Sales	$41.4	$(0.7)	$(28.0)	$12.7

Six months ended June 30,
Development	$1.4	$(0.7)	$0.9	$1.6
Rural	9.6	(3.8)	1.8	7.6
Non-Strategic Timberlands	57.0	1.8	(22.3)	36.5

Total Sales	$68.0	$(2.7)	$(19.6)	$45.7

Operating Income (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	Cost/Other	2010
Three months ended June 30,
Total Operating Income	$24.2	$(0.7)	$(17.9)	$(1.5)	$4.1

Six months ended June 30,
Total Operating Income	$38.6	$(2.7)	$(11.8)	$(2.6)	$21.5

For second quarter 2010, sales and operating income were $29 million and $20 million below 2009, respectively. Year-to-date, sales and operating income were $22 million and $17 million below 2009, respectively. The unfavorable results were primarily driven by fewer non-strategic timberland acres sold. Second quarter 2009 included 31,000 acres of non-strategic timberland sales compared to 6,000 in second quarter 2010. The 2010 periods were also negatively impacted by a decline in rural prices primarily due to geographic mix.

PERFORMANCE FIBERS

Sales (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	2010
Three months ended June 30,
Cellulose specialties	$134.7	$(7.9)	$35.8	$162.6
Absorbent materials	42.4	6.1	(9.2)	39.3

Total Sales	$177.1	$(1.8)	$26.6	$201.9

Six months ended June 30,
Cellulose specialties	$291.4	$(10.8)	$39.3	$319.9
Absorbent materials	89.3	4.0	(11.5)	81.8

Total Sales	$380.7	$(6.8)	$27.8	$401.7

Cellulose specialties sales improved in both 2010 periods as increased volume reflecting stronger demand more than offset a decline in prices from the prior year periods due to the third quarter 2009 removal of a cost-based surcharge. Volumes rose 27 percent and 14 percent for the three and six months ended June 30, 2010, respectively, while prices declined five percent and three percent for the quarter and six months ended June 30, 2010 from the prior year periods.

While absorbent materials prices improved by 19 percent and five percent for the three and six months ended June 30, 2010 due to strong demand, sales declined in both periods reflecting a 22 percent and 14 percent decrease in volumes for the three and six months, respectively, due to the timing of customer orders, a shift in production to cellulose specialties and pre-shutdown production issues.

Operating Income (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	Costs/Other	2010
Three months ended June 30,
Total Operating Income	$34.7	$(1.8)	$11.5	$0.6	$45.0

Six months ended June 30,
Total Operating Income	$75.5	$(6.8)	$11.3	$9.9	$89.9

Operating income improved in both 2010 periods primarily due to increased cellulose specialties volumes, higher absorbent materials prices and lower chemical costs offset in part by higher wood costs.

WOOD PRODUCTS

Sales (in millions)		Changes Attributable to:

	2009	Price	Volume	2010
Three months ended June 30,
Total Sales	$12.5	$7.4	$1.7	$21.6

Six months ended June 30,
Total Sales	$24.3	$11.0	$2.2	$37.5

Operating (Loss) Income (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix/Costs	2010
Three months ended June 30,
Total Operating (Loss) Income	$(2.6)	$7.4	$(0.5)	$4.3

Six months ended June 30,
Total Operating (Loss) Income	$(6.1)	$11.0	$(0.6)	$4.3

Sales and operating income improved from the prior year periods primarily due to increased prices resulting from supply constraints caused by wet weather conditions. Prices rose 52 percent and 41 percent for the three and six months ended June 30, 2010 from the prior year periods. Although below historical averages, volumes increased 13 percent and nine percent in second quarter and year-to-date 2010 from the 2009 periods, respectively, reflecting higher production to capitalize on improved pricing. Operating income was unfavorably impacted by higher costs, primarily wood prices, in both 2010 periods.

OTHER OPERATIONS

Sales and operating income increased from the prior year periods. The improvement in operating income was primarily driven by foreign exchange gains and higher earnings from log trading.

Corporate and Other Expenses

The six months ended June 30, 2010 results include a first quarter gain of $12 million from the sale of a portion of the Company’s interest in its New Zealand joint venture. See Note 3 – Joint Venture Investment for additional information. The three and six months ended June 30, 2009 results include $86 million relating to the alternative fuel mixture credit. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) for additional information. Excluding these special items, corporate and other expenses were $6 million for the three months ended June 30, 2010 and 2009 and $13 million for the six months ended June 30, 2010 and 2009.

Interest Expense and Other Income, Net

For the three and six months ended June 30, 2010, interest and other expenses were comparable to the prior year periods as higher average debt balances were offset by interest income related to a favorable IRS settlement and lower average interest rates.

Income Tax Expense

Second quarter effective tax rates before discrete items were 19.1 percent and 21.5 percent in 2010 and 2009, respectively. For the six months, the effective tax rates were 17.6 percent and 20.2 percent in 2010 and 2009, respectively. The decreased rates in 2010 were due to proportionately higher earnings from the REIT.

Including discrete items, the effective tax rates for the quarter and year-to-date were 13.4 percent and 12.4 percent compared to 11.9 percent and 12.6 percent in 2009, respectively.

Outlook

With solid performance in the first half, we are well positioned for strong full year results. In Timber, by acting quickly to pull forward stumpage volume, we effectively locked in higher prices. In Real Estate, we are expecting an increase in rural and conservation sales in the second half while reducing our sales of non-strategic timberland. With strategic investments in our mills lowering costs and enabling us to meet increasing demand for our cellulose specialties and absorbent materials products, we are on track for another strong year in Performance Fibers.

As a result we are again increasing our 2010 guidance. We now expect earnings of $2.05 per share to $2.20 per share for 2010, excluding the gain on the New Zealand joint venture transaction, and Cash Available for Distribution of $360 million to $380 million.

Employee Relations

In April 2010, collective bargaining agreements covering approximately 240 hourly employees at our Fernandina Beach, Florida Performance Fibers mill expired. Negotiations have now been successfully concluded and on July 29 the unions ratified a new four-year agreement. See Item 1 – Business and Item 1A – Risk Factors, respectively, in the 2009 Annual Report on Form 10-K for more information on employee relations.

Liquidity and Capital Resources

Historically, our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality and seasonality in working capital needs and long-term debt has been used to fund major acquisitions.

$75 million Five-Year Term Loan Agreement

In March 2010, TRS borrowed $75 million under a five-year term loan agreement with a group of banks at LIBOR plus 275 basis points. We expect to use these funds for general corporate purposes.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of June 30, 2010	As of December 31, 2009
Cash and cash equivalents [1]	$344	$75
Total debt	764	700
Shareholders’ equity	1,182	1,146
Total capitalization (total debt plus equity)	1,946	1,846
Debt to capital ratio	39%	38%

[1]	Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.

Cash Provided by Operating Activities (in millions of dollars)

	2010	2009	Increase
Six months ended June 30,	$356	$127	$229

Cash provided by operating activities for the six months ended June 30, 2010 increased primarily due to a cash refund of $189 million related to the AFMC received in April 2010. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) for additional information. Excluding the impact of the AFMC, cash provided by operating activities increased by approximately $40 million primarily due to improved operating results and lower working capital requirements related to the timing of payments.

Cash Used for Investing Activities (in millions of dollars)

	2010	2009	Increase
Six months ended June 30,	$77	$53	$24

Cash used for investing activities increased primarily due to a planned increase in capital expenditures for cost reduction and efficiency projects as well as environmental expenditures at our Jesup, Georgia Performance Fibers mill required under a 2008 consent decree. Additionally, restricted cash increased over prior year due to the timing of a like-kind exchange (“LKE”) transaction.

Cash Used for Financing Activities (in millions of dollars)

	2010	2009	Decrease
Six months ended June 30,	$10	$76	$66

Cash used for financing activities decreased mainly due to higher net borrowings of $60 million in 2010 versus no net borrowings in 2009.

Expected 2010 Expenditures

The amount of tax payments were de minimus during the first six months of 2010 compared to payments of $5 million in the same period 2009. Cash payments for income taxes during 2010 are anticipated to be between $18 million and $22 million. A cash refund of $189 million related to the AFMC was received in April 2010. The credit was effective for alternative fuel used in operations through December 31, 2009. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) for additional information. We made no discretionary pension contributions in the first six months of 2010; however, discretionary pension contributions may be in the $40 million to $50 million range later in the year, funded primarily by proceeds from the AFMC. Capital expenditures in 2010 are forecasted to be between $140 million and $145 million compared to $92 million in 2009. Expenditures related to dispositions and discontinued operations were $4 million for the first six months of 2010 and 2009. Full year 2010 expenditures of approximately $10 million are anticipated.

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

We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$38.6	$107.8	$95.5	$133.7
Income tax expense	5.9	14.5	13.6	19.2
Interest, net	11.8	11.9	24.1	24.5
Depreciation, depletion and amortization	33.2	48.2	76.5	86.7

EBITDA	$89.5	$182.4	$209.7	$264.1

EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
EBITDA by Segment
Timber	$25.9	$22.4	$50.9	$37.5
Real Estate	6.6	36.3	33.5	56.1
Performance Fibers	57.2	47.4	117.9	102.5
Wood Products	5.4	(1.3)	6.5	(3.7)
Other Operations	0.7	(2.1)	1.3	(1.3)
Corporate and other	(6.3)	79.7(a)	(0.4)(b)	73.0(a)

Total	$89.5	$182.4	$209.7	$264.1

(a)	2009 results include $85.9 million related to the AFMC.
(b)

Six months ended June 30, 2010 includes a gain of $12.4 million from the sale of a portion of the Company’s interest in the New Zealand joint venture. See Note 3 - Joint Venture Investment for additional information.

For the three months ended June 30, 2010, EBITDA was $93 million below the prior year period primarily due to the inclusion of $86 million in the 2009 results related to the AFMC. Excluding the AFMC, lower sales in the Real Estate segment were partially offset by higher operating results in the other segments.

For the six months ended June 30, 2010, EBITDA was $54 million below the prior year period primarily due to the inclusion of $86 million in the 2009 results related to the AFMC. Excluding the AFMC, EBITDA was $32 million above prior year primarily due to higher operating results and a $12 million gain from the sale of a portion of Rayonier’s interest in its New Zealand joint venture in the 2010 period.

The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and other		Total
Three Months Ended June 30, 2010
Operating income (loss)	$8.7	$4.1	$45.0	$4.3	$0.7	$(6.5)		$56.3
Add: Depreciation, depletion and amortization	17.2	2.5	12.2	1.1	-	0.2		33.2

EBITDA	$25.9	$6.6	$57.2	$5.4	$0.7	$(6.3)		$89.5

Three Months Ended June 30, 2009
Operating income (loss)	$0.4	$24.2	$34.7	$(2.6)	$(2.1)	$79.6	(a)	$134.2
Add: Depreciation, depletion and amortization	22.0	12.1	12.7	1.3	-	0.1		48.2

EBITDA	$22.4	$36.3	$47.4	$(1.3)	$(2.1)	$79.7		$182.4

Six Months Ended June 30, 2010
Operating income (loss)	$16.9	$21.5	$89.9	$4.3	$1.3	$(0.7	)(b)	$133.2
Add: Depreciation, depletion and amortization	34.0	12.0	28.0	2.2	-	0.3		76.5

EBITDA	$50.9	$33.5	$117.9	$6.5	$1.3	$(0.4)		$209.7

Six Months Ended June 30, 2009
Operating (loss) income	$(1.9)	$38.6	$75.5	$(6.1)	$(1.3)	$72.6	(a)	$177.4
Add: Depreciation, depletion and amortization	39.4	17.5	27.0	2.4	-	0.4		86.7

EBITDA	$37.5	$56.1	$102.5	$(3.7)	$(1.3)	$73.0		$264.1

(a)	2009 results include $85.9 million related to the AFMC.
(b)

Six months ended June 30, 2010 results include a gain of $12.4 million from the sale of a portion of the Company’s interest in the New Zealand joint venture. See Note 3 – Joint Venture Investment for additional information.

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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2010	2009
Cash used for investing activities	$(76.5)	$(53.4)

Cash used for financing activities	$(10.0)	$(75.7)

Cash provided by operating activities	$355.8	$127.2
Capital expenditures	(71.3)	(50.1)
Change in committed cash	9.9	20.5
Other	8.8	(1.2)

CAD	303.2	96.4
Mandatory debt repayments	-	-

Adjusted CAD	$303.2	$96.4

For the six months ended June 30, 2010, adjusted CAD was $207 million higher than the prior year period primarily due to the receipt of $189 million related to the AFMC and lower working capital requirements. Adjusted CAD generated in any period is not necessarily indicative of amounts that may be generated in future periods.

Liquidity Facilities

We have a $250 million unsecured revolving credit facility at an interest rate of LIBOR plus 40 basis points. The facility expires in August 2011. At June 30, 2010, the available borrowing capacity was $245 million.

In connection with our installment notes, $75 million five-year term loan agreement, and $250 million revolving credit facility, covenants must be met, including ratios based on the facility’s definition of EBITDA, Funds from Operations, and ratios of cash flows to fixed charges. At June 30, 2010, we are in compliance with all of these covenants.

In addition to these financial covenants, the installment notes, five-year term loan agreement and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. As of December 31, 2009, the excess proceeds were $19.8 million. During March 2010, the excess proceeds exceeded the $50 million limit and as a result, repayment of $53.0 million was offered to the note holders. The note holders declined the offer and the excess proceeds were reset to zero. As of June 30, 2010, the excess proceeds were $12.2 million.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

We have no material changes to the Contractual Financial Obligations table as presented in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Annual Report on Form 10-K. See Note 10 – Guarantees for details on the letters of credit, surety bonds and guarantees as of June 30, 2010.

New or Recently Adopted Accounting Pronouncements

For information on new or recently adopted accounting pronouncements, see Note 1 – Basis of Presentation and New Accounting Pronouncements.

Sales Volumes by Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Timber
Western region, in millions of board feet	40	43	87	75
Eastern region, in thousands of short green tons	1,449	2,019	2,864	3,591

Real Estate
Acres sold
Development	64	213	374	223
Rural	2,948	2,793	4,950	4,162
Non-strategic timberlands	6,227	30,594	30,223	49,663

Total	9,239	33,600	35,547	54,048

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	115	91	226	199
Absorbent materials, in thousands of metric tons	51	65	112	130

Lumber
Sales volume, in millions of board feet	65	57	120	110

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2010.

In the quarter ended June 30, 2010, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information

On July 29, 2010, we completed a reorganization of our operating structure (the “Restructuring”). In connection with the Restructuring, Rayonier Inc. (“Rayonier”) formed a new operating entity, named Rayonier Operating Company LLC (“ROC”), and entered into a contribution, conveyance and assumption agreement with ROC pursuant to which Rayonier contributed all of its assets to ROC in exchange for the assumption by ROC of all of Rayonier’s liabilities and obligations. Rayonier now conducts and intends to continue to conduct its business through ROC, which owns all of the assets previously owned by Rayonier. As the sole member of ROC, Rayonier generally has the exclusive power under ROC’s operating agreement to manage and conduct the business of ROC. Currently, ROC is wholly owned by Rayonier.

Among other advantages, the Restructuring will allow Rayonier to adopt a structure commonly referred to as an umbrella partnership real estate investment trust (or “UPREIT”). The UPREIT structure may enable us to acquire timberland assets and other properties from sellers on a tax deferred basis, because by accepting ROC equity interests in exchange for such assets sellers may be able to defer taxable gain otherwise required to be recognized by them upon disposition of these assets. ROC equity interests may also offer sellers diversification and liquidity in their investments and other benefits afforded to REIT shareholders. If Rayonier ever decides to acquire timberlands or other properties in exchange for equity interests in ROC (such that ROC would no longer be a wholly owned subsidiary of Rayonier), we would expect to amend and restate ROC’s operating agreement.

In addition, as a result of the Restructuring, ROC became (i) a borrower under Rayonier’s $250 million unsecured revolving credit facility, and a guarantor of the obligations of the other borrowers (who, like ROC, are also subsidiaries of Rayonier) under the revolving credit facility, by entering into an assignment and assumption agreement and joinder agreement, respectively, each for the benefit of the lenders under the revolving credit facility and (ii) a guarantor of the outstanding 3.75% Senior Exchangeable Notes due 2012 and 4.50% Senior Exchangeable Notes due 2015 (collectively, the “Exchangeable Notes”) issued by Rayonier TRS Holdings Inc., by entering into, in each case, a supplemental indenture to the respective indenture governing such Exchangeable Notes.

Copies of the limited liability company agreement for ROC, the contribution, conveyance and assumption agreement relating to the Restructuring, the assignment and assumption agreement and the joinder to the guarantee agreement relating to the revolving credit facility, and the supplemental indentures relating to the Exchangeable Notes are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 25, 2010 Form 8-K

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Filed herewith

10.1	Rayonier Incentive Stock Plan, as amended	Incorporated by reference to Exhibit 10.1 to the Registrant’s May 25, 2010 Form 8-K

10.2	Rayonier Inc. Excess Benefit Plan, as amended	Filed herewith

10.3	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended	Filed herewith

10.4	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements	Filed herewith

10.5	Election Form for the Performance Share Deferral Program	Filed herewith

10.6	Five Year Revolving Credit Agreement, dated as of August 4, 2006, among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Forest Resources, L.P., as borrowers, and the lenders and issuing banks from time to time parties thereto	Filed herewith

10.7	Contribution, Conveyance and Assumption Agreement, dated as of July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC relating to the Restructuring.	Filed herewith

10.8	Assignment and Assumption Agreement, dated as of July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC relating to the Revolving Credit Agreement.	Filed herewith

10.9	Joinder to Guarantee Agreement, dated as of July 29, 2010, between Rayonier Operating Company LLC and Credit Suisse AG (formerly known as Credit Suisse) acting through its Cayman Islands Branch, as administrative agent, relating to the Revolving Credit Agreement.	Filed herewith

10.10	First Supplemental Indenture, dated as of July 29, 2010, to the Indenture related to the 3.75% Senior Exchangeable Notes due 2012 dated as of October 16, 2007, among Rayonier TRS Holdings Inc., Rayonier Inc., Rayonier Operating Company LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	Filed herewith

10.11	First Supplemental Indenture, dated as of July 29, 2010, to the Indenture related to the 4.50% Senior Exchangeable Notes due 2015 dated as of August 12, 2009, among Rayonier TRS Holdings Inc., Rayonier Inc., Rayonier Operating Company LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101	The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2010 and 2009; (ii) the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Furnished herewith pursuant to Rule 406T of Regulation S-T

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

July 30, 2010