Form 10-Q
period 2010-09-30
RAYONIER INC
filed 2010-10-28
CIK 52827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 1-6780

RAYONIER INC.

Incorporated in the State of North Carolina

I.R.S. Employer Identification Number 13-2607329

1301 Riverplace Boulevard, Jacksonville, Florida 32207

(Principal Executive Office)

Telephone Number: (904) 357-9100

Former Address

50 North Laura Street, Jacksonville, Florida 32202

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

As of October 22, 2010, there were outstanding 80,564,846 Common Shares of the Registrant.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
SALES	$377,515	$300,648	$999,925	$858,731

Costs and Expenses
Cost of sales	269,203	231,836	744,996	672,855
Selling and general expenses	17,125	15,972	49,264	44,962
Other operating income, net (Note 2)	(792)	(59,251)	(6,620)	(150,425)

	285,536	188,557	787,640	567,392
Equity in income (loss) of New Zealand joint venture	103	(943)	634	(2,782)

OPERATING INCOME BEFORE GAIN ON SALE OF A PORTION OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	92,082	111,148	212,919	288,557

Gain on sale of a portion of the interest in the New Zealand joint venture (Note 6)	—	—	12,367	—

OPERATING INCOME	92,082	111,148	225,286	288,557

Interest expense	(12,943)	(12,789)	(37,680)	(37,630)
Interest and miscellaneous income, net	345	310	943	594

INCOME BEFORE INCOME TAXES	79,484	98,669	188,549	251,521
Income tax expense	(16,580)	(17,529)	(30,134)	(36,707)

NET INCOME	62,904	81,140	158,415	214,814

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	3,198	2,620	(64)	13,568
Joint venture cash flow hedges	(104)	968	922	(1,659)
Amortization of pension and postretirement benefit costs, net of income tax expense (benefit) of $661 and $347, and ($1,705) and $1,013	1,210	1,170	5,849	2,286

COMPREHENSIVE INCOME	$67,208	$85,898	$165,122	$229,009

EARNINGS PER COMMON SHARE

Basic earnings per share	$0.78	$1.03	$1.98	$2.72

Diluted earnings per share	$0.77	$1.01	$1.95	$2.69

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$405,665	$74,964
Accounts receivable, less allowance for doubtful accounts of $349 and $1,150	114,545	103,740
Inventory
Finished goods	61,817	70,548
Work in process	6,368	8,884
Raw materials	15,750	6,829
Manufacturing and maintenance supplies	2,280	2,243

Total inventory	86,215	88,504
Income tax and alternative fuel mixture credit receivable	1,582	192,579
Prepaid and other current assets	53,690	49,909

Total Current Assets	661,697	509,696

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,130,661	1,188,559

PROPERTY, PLANT AND EQUIPMENT
Land	24,818	24,789
Buildings	127,064	126,443
Machinery and equipment	1,329,152	1,275,955

Total property, plant and equipment, gross	1,481,034	1,427,187
Less – accumulated depreciation	(1,109,744)	(1,082,248)

Total property, plant and equipment, net	371,290	344,939

INVESTMENT IN JOINT VENTURE	65,312	50,999

OTHER ASSETS	163,175	158,738

TOTAL ASSETS	$2,392,135	$2,252,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$50,689	$58,584
Bank loans and current maturities	—	4,650
Accrued interest	11,633	6,512
Accrued customer incentives	13,751	25,644
Current liabilities for dispositions and discontinued operations (Note 11)	11,696	10,648
Other current liabilities	87,285	69,073

TOTAL CURRENT LIABILITIES	175,054	175,111

LONG-TERM DEBT	766,102	694,999

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 11)	80,474	87,943

PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 13)	111,957	111,662

OTHER NON-CURRENT LIABILITIES	35,909	37,010

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

SHAREHOLDERS’ EQUITY
Common Shares, 240,000,000 and 120,000,000 shares authorized, 80,549,849 and 79,541,974 shares issued and outstanding	594,147	561,962
Retained earnings	701,527	663,986
Accumulated other comprehensive loss	(73,035)	(79,742)

TOTAL SHAREHOLDERS’ EQUITY	1,222,639	1,146,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,392,135	$2,252,931

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$158,415	$214,814
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	115,687	126,834
Non-cash cost of real estate sold	6,531	6,295
Stock-based incentive compensation expense	11,610	11,952
Gain on sale of a portion of the interest in the New Zealand joint venture	(11,545)	—
Amortization of convertible debt discount	6,103	4,575
Deferred income tax expense (benefit)	14,871	(5,721)
Excess tax benefits on stock-based compensation	(5,071)	(2,287)
Other	4,571	9,250
Changes in operating assets and liabilities:
Receivables	(10,756)	(20,493)
Inventories	(3,481)	(4,122)
Accounts payable	(8,993)	(16,407)
Income tax and alternative fuel mixture credit receivable	190,997	(132,616)
Other current assets	(6,032)	(13,018)
Accrued liabilities	16,476	32,922
Other assets	629	15
Other non-current liabilities	(321)	8,293
Expenditures for dispositions and discontinued operations	(6,484)	(5,968)

CASH PROVIDED BY OPERATING ACTIVITIES	473,207	214,318

INVESTING ACTIVITIES
Capital expenditures	(95,614)	(65,078)
Change in restricted cash	(13,209)	1,243
Other	6,211	(7,685)

CASH USED FOR INVESTING ACTIVITIES	(102,612)	(71,520)

FINANCING ACTIVITIES
Issuance of debt	157,000	257,500
Repayment of debt	(96,650)	(185,620)
Dividends paid	(120,156)	(118,540)
Proceeds from the issuance of common shares	21,532	9,228
Excess tax benefits on stock-based compensation	5,071	2,287
Purchase of exchangeable note hedge	—	(23,460)
Proceeds from issuance of warrant	—	12,506
Debt issuance costs	(537)	(4,129)
Repurchase of common shares	(6,028)	(1,388)

CASH USED FOR FINANCING ACTIVITIES	(39,768)	(51,616)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(126)	278

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	330,701	91,460
Balance, beginning of year	74,964	61,685

Balance, end of period	$405,665	$153,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$24,499	$21,749

Income taxes	$4,538	$9,547

Non-cash investing activity:
Capital assets purchased on account	$9,800	$3,315

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information in the financial statements of the Company’s Annual Report on Form 10-K has been condensed. In the opinion of management, these financial statements and notes reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

Subsequent Events

The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and two subsequent events warranted disclosure. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) and Note 13 – Employee Benefit Plans for additional information.

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

2.	ALTERNATIVE FUEL MIXTURE CREDIT (“AFMC”) AND CELLULOSIC BIOFUEL PRODUCER CREDIT (“CBPC”)

The U.S. Internal Revenue Code allowed a tax credit for taxpayers that produced and used an alternative fuel in the operation of their business. Rayonier produces and uses an alternative fuel (“black liquor”) at its Jesup, Georgia and Fernandina Beach, Florida Performance Fibers mills, which qualified for the $0.50 per gallon credit of alternative fuel used in operations through December 31, 2009. Accordingly, the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2009, include income of $55.8 million and $141.8 million, net of associated expenses, recorded in “Other operating income, net” for black liquor produced and used.

Subsequent Event

In October 2010, the Internal Revenue Service released clarification that both the AFMC and CBPC can be claimed in the same taxable year for different volumes of black liquor. Rayonier has applied for the cellulosic biofuel producer registration. If IRS approval is received, Rayonier will be able to claim the CBPC credit, which is $1.01 per gallon, for black liquor used in the operation of its business in 2009 which was not claimed for the AFMC. Rayonier will recognize the benefits for CBPC when approval is received.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

3.	EARNINGS PER COMMON SHARE

The following table provides details of the calculation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$62,904	$81,140	$158,415	$214,814

Shares used for determining basic earnings per common share	80,262,781	79,145,323	80,038,032	78,956,526

Dilutive effect of:
Stock options	386,407	413,740	383,529	356,068
Performance and restricted shares	821,561	548,052	763,284	433,440

Shares used for determining diluted earnings per common share	81,470,749	80,107,115	81,184,845	79,746,034

Basic earnings per common share:	$0.78	$1.03	$1.98	$2.72

Diluted earnings per common share:	$0.77	$1.01	$1.95	$2.69

4.	INCOME TAXES

Rayonier is a real estate investment trust (“REIT”). In general, only Rayonier TRS Holdings Inc. (“TRS”), the Company’s wholly-owned taxable subsidiary whose businesses include the Company’s non-REIT qualified activities, is subject to corporate income taxes. However, Rayonier Inc. is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2010 and 2012 through 2013. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on certain property sales and on TRS income.

The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT. Effective tax rates before discrete items were 19.2 percent and 25.2 percent for the three months ended September 30, 2010 and 2009, respectively. Year-to-date effective tax rates before discrete items were 18.3 percent and 22.1 percent in 2010 and 2009, respectively. The lower rates in 2010 were due to proportionately higher earnings from the REIT.

Including discrete items, the effective tax rates for the quarter and year-to-date were 20.9 percent and 16.0 percent compared to 17.8 percent and 14.6 percent in 2009, respectively.

5.	RESTRICTED DEPOSITS

In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of September 30, 2010 and December 31, 2009, the Company had $13.3 million and $0.1 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

6.	JOINT VENTURE INVESTMENT

The Company owns an interest in Matariki Forestry Group (“Matariki”), a joint venture (“JV”) that owns or leases approximately 0.3 million acres of New Zealand timberlands. In addition to this investment, Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier, serves as the manager of the JV forests and operates a log trading business.

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

In February 2010, the JV sold a 35 percent interest in the JV to a new investor for NZ$167 million. Matariki issued new shares to the investor and used the proceeds entirely to pay down a portion of its outstanding NZ$367 million debt. Upon closing, Rayonier’s ownership interest in Matariki declined from 40 percent to 26 percent. As a result of this transaction, results for 2010 include a gain of $11.5 million, net of $0.9 million in tax, or $0.14 per diluted share.

7.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for the nine months ended September 30, 2010 and the year ended December 31, 2009 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	78,814,431	$527,302	$509,931	$(98,296)	$938,937

Net income	—	—	312,541	—	312,541
Dividends ($2.00 per share)	—	—	(158,486)	—	(158,486)
Issuance of shares under incentive stock plans	776,905	11,115	—	—	11,115
Equity portion of convertible debt	—	8,850	—	—	8,850
Warrants and hedge, net	—	(2,391)	—	—	(2,391)
Stock-based compensation	—	15,754	—	—	15,754
Excess tax benefit on stock-based compensation	—	2,720	—	—	2,720
Repurchase of common shares	(49,362)	(1,388)	—	—	(1,388)
Net gain from pension and postretirement plans	—	—	—	4,879	4,879
Foreign currency translation adjustment	—	—	—	15,980	15,980
Joint venture cash flow hedges	—	—	—	(2,305)	(2,305)

Balance, December 31, 2009	79,541,974	$561,962	$663,986	$(79,742)	$1,146,206

Net income	—	—	158,415	—	158,415
Dividends ($1.50 per share)	—	—	(120,874)	—	(120,874)
Issuance of shares under incentive stock plans	1,143,983	21,532	—	—	21,532
Stock-based compensation	—	11,610	—	—	11,610
Excess tax benefit on stock-based compensation	—	5,071	—	—	5,071
Repurchase of common shares	(136,108)	(6,028)	—	—	(6,028)
Amortization of pension and postretirement benefit costs	—	—	—	5,849	5,849
Foreign currency translation adjustment	—	—	—	(64)	(64)
Joint venture cash flow hedges	—	—	—	922	922

Balance, September 30, 2010	80,549,849	$594,147	$701,527	$(73,035)	$1,222,639

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

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	September 30, 2010	December 31, 2009
ASSETS
Timber	$1,275,276	$1,259,675
Real Estate	77,654	71,118
Performance Fibers	554,186	517,941
Wood Products	20,180	21,972
Other Operations	26,656	19,432
Corporate and other	438,183	362,793

TOTAL	$2,392,135	$2,252,931

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
SALES
Timber	$47,343	$46,465	$143,368	$124,957
Real Estate	45,162	21,966	90,891	89,936
Performance Fibers	246,314	216,837	648,032	597,580
Wood Products	14,652	13,259	52,157	37,532
Other Operations	25,449	8,512	72,803	23,171
Intersegment Eliminations	(1,405)	(6,391)	(7,326)	(14,445)

TOTAL	$377,515	$300,648	$999,925	$858,731

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010		2009
OPERATING INCOME (LOSS)
Timber	$9,151	$1,038	$26,023		$(867)
Real Estate	30,788	12,795	52,325		51,363
Performance Fibers	62,311	49,524	152,158		125,060
Wood Products	(1,368)	(1,999)	2,943		(8,142)
Other Operations	(798)	(1,286)	538		(2,618)
Corporate and other	(8,002)	51,076 (a)	(8,701	)(b)	123,761 (a)

TOTAL	$92,082	$111,148	$225,286		$288,557

(a)

Three and nine months ended September 30, 2009 include $55.8 million and $141.8 million relating to the AFMC. For additional information, see Note 2 – Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”).

(b)	Includes a gain of $12.4 million from the sale of a portion of the Company’s interest in its New Zealand joint venture. See Note 6 – Joint Venture Investment for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
DEPRECIATION, DEPLETION AND AMORTIZATION
Timber	$14,813	$19,083	$48,819	$58,515
Real Estate	9,284	4,811	21,286	22,256
Performance Fibers	13,922	15,025	41,929	42,021
Wood Products	936	1,060	3,080	3,491
Other Operations	—	1	2	2
Corporate and other	210	179	571	549

TOTAL	$39,165	$40,159	$115,687	$126,834

9.	FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at September 30, 2010 and December 31, 2009, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	September 30, 2010		December 31, 2009
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$405,665	$405,665	$74,964	$74,964
Short-term debt	—	—	(4,650)	(4,650)
Long-term debt	(766,102)	(882,920)	(694,999)	(790,763)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at September 30, 2010	Level 2	Carrying Value at December 31, 2009	Level 2
Investment in special-purpose entity	$2,879	$2,879	$2,733	$2,733

The fair value of the investment in the special-purpose entity is determined by summing the discounted value of future principal and interest payments that Rayonier will receive from the special-purpose entity. The interest rate of a similar instrument is used to determine the discounted value of the payments.

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

The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of September 30, 2010, the following financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$43,807	$38,110
Guarantees (b)	2,555	43
Surety bonds (c)	11,718	1,786

Total	$58,080	$39,939

(a)

Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support obligations under various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit expire at various dates during 2010 and 2011 and will be renewed as required.

(b)

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.6 million of obligations of a special-purpose entity that was established to complete the monetization. At September 30, 2010, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

(c)

Rayonier issued surety bonds primarily to secure timber in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in Washington and Georgia. These surety bonds expire at various dates during 2010, 2011 and 2014, and are expected to be renewed as required.

11.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

An analysis of activity in the liabilities for dispositions and discontinued operations for the nine months ended September 30, 2010 and the year ended December 31, 2009, is as follows:

	September 30, 2010	December 31, 2009
Balance, January 1	$98,591	$104,575
Expenditures charged to liabilities	(6,484)	(8,095)
Increase to liabilities	63	2,111

Balance, end of period	92,170	98,591
Less: Current portion	(11,696)	(10,648)

Non-current portion	$80,474	$87,943

Subject to the factors described in the next paragraph of this footnote and in Note 16 – Liabilities for Dispositions and Discontinued Operations in the 2009 Annual Report on Form 10-K, the Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but can include, among other remedies, on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and other remediation and/or control of contamination sources.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of September 30, 2010, it is estimated that this amount could range up to $36 million and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or improved environmental remediation technologies, changes in applicable law and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

The net periodic benefit costs of the Company’s pension and postretirement plans (medical and life insurance) are shown in the following table:

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$1,549	$1,182	$148	$181
Interest cost	4,435	4,864	258	257
Expected return on plan assets	(5,412)	(5,489)	—	—
Amortization of prior service cost	414	664	21	22
Amortization of plan amendment	—	—	(637)	(2,391)
Amortization of losses	1,614	1,949	459	1,273

Net periodic benefit cost	$2,600	$3,170	$249	$(658)

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$4,647	$4,867	$440	$361
Interest cost	13,305	13,562	772	858
Expected return on plan assets	(16,238)	(16,071)	—	—
Amortization of prior service cost	1,243	1,372	65	66
Amortization of plan amendment	—	—	(5,421)	(7,175)
Amortization of losses	4,842	4,647	3,415	4,389

Net periodic benefit cost	$7,799	$8,377	$(729)	$(1,501)

The Company made no discretionary contributions to the pension plans during the nine months ended September 30, 2010.

Subsequent Event

In October 2010, Rayonier made a $50 million discretionary pension contribution in order to improve funded status. The Company does not expect to make any additional discretionary contributions in 2010.

14.	DEBT

In March 2010, TRS borrowed $75 million under a five-year term loan agreement with a group of banks at LIBOR plus 275 basis points. There were no other significant changes to the Company’s outstanding debt as reported in Note 13 – Debt of the Company’s 2009 Annual Report on Form 10-K.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise stated)

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) was comprised of the following:

	September 30, 2010	December 31, 2009
Foreign currency translation adjustments	$26,705	$26,769
Joint venture cash flow hedges	(1,383)	(2,305)
Unrecognized components of employee benefit plans, net of tax	(98,357)	(104,206)

Total	$(73,035)	$(79,742)

16.	CONSOLIDATING FINANCIAL STATEMENTS

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

On July 29, 2010, Rayonier Inc. reorganized its operating structure by creating a new wholly owned operating entity Rayonier Operating Company LLC (“ROC”), and entering into a contribution agreement under which Rayonier Inc. contributed all assets and liabilities to ROC. As part of this agreement, ROC guarantees the TRS notes mentioned above. Rayonier Inc.’s guarantee of the TRS notes was unchanged by the transaction. Accordingly, the Company has revised its presentation of previously reported consolidating financial statements to reflect ROC as a subsidiary guarantor.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended September 30, 2010
	Rayonier Inc. (Parent	ROC (Subsidiary	Rayonier TRS Holdings Inc.	Subsidiaries of Rayonier TRS Holdings Inc.	All Other Subsidiaries	Consolidating	Total
	Guarantor)	Guarantor)	(Issuer)	(Non-guarantors)	(Non-guarantors)	Adjustments	Consolidated
SALES	$—	$—	$—	$349,311	$69,040	$(40,836)	$377,515

Costs and Expenses

Cost of sales	—	—	—	280,715	33,900	(45,412)	269,203
Selling and general expenses	—	2,735	—	13,613	777	—	17,125
Other operating expense (income), net	—	54	—	679	(1,525)	—	(792)

	—	2,789	—	295,007	33,152	(45,412)	285,536
Equity in (loss) income of New Zealand joint venture	—	(44)	—	147	—	—	103

OPERATING (LOSS) INCOME	—	(2,833)	—	54,451	35,888	4,576	92,082

Interest expense	—	(80)	(7,352)	(5,483)	(28)	—	(12,943)
Interest and miscellaneous income (expense), net	—	1,335	(1,299)	(4,866)	5,175	—	345
Equity in income from subsidiaries	62,904	66,724	26,606	—	—	(156,234)	—

INCOME BEFORE INCOME TAXES	62,904	65,146	17,955	44,102	41,035	(151,658)	79,484
Income tax (expense) benefit	—	(2,242)	3,158	(17,496)	—	—	(16,580)

NET INCOME	$62,904	$62,904	$21,113	$26,606	$41,035	$(151,658)	$62,904

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended September 30, 2009
	Rayonier Inc. (Parent	ROC (Subsidiary	Rayonier TRS Holdings Inc.	Subsidiaries of Rayonier TRS Holdings Inc.	All Other Subsidiaries	Consolidating	Total
	Guarantor)	Guarantor)	(Issuer)	(Non-guarantors)	(Non-guarantors)	Adjustments	Consolidated
SALES	$—	$—	$—	$266,859	$47,691	$(13,902)	$300,648

Costs and Expenses
Cost of sales	—	—	—	215,399	31,218	(14,781)	231,836
Selling and general expenses	—	2,926	—	12,222	829	(5)	15,972
Other operating expense (income), net	—	43	—	(57,004)	(2,290)	—	(59,251)

	—	2,969	—	170,617	29,757	(14,786)	188,557
Equity in (loss) income of New Zealand joint venture	—	(1,248)	—	305	—	—	(943)

OPERATING (LOSS) INCOME	—	(4,217)	—	96,547	17,934	884	111,148

Interest income (expense)	—	209	(5,919)	(5,920)	(1,159)	—	(12,789)
Interest and miscellaneous income (expense), net	—	1,255	(1,124)	(1,087)	1,296	(30)	310
Equity in income from subsidiaries	81,140	85,757	71,305	—	—	(238,202)	—

INCOME BEFORE INCOME TAXES	81,140	83,004	64,262	89,540	18,071	(237,348)	98,669
Income tax (expense) benefit	—	(1,864)	2,570	(18,235)	—	—	(17,529)

NET INCOME	$81,140	$81,140	$66,832	$71,305	$18,071	$(237,348)	$81,140

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Nine Months Ended September 30, 2010
	Rayonier Inc. (Parent	ROC (Subsidiary	Rayonier TRS Holdings Inc.	Subsidiaries of Rayonier TRS Holdings Inc.	All Other Subsidiaries	Consolidating	Total
	Guarantor)	Guarantor)	(Issuer)	(Non-guarantors)	(Non-guarantors)	Adjustments	Consolidated
SALES	$—	$—	$—	$928,643	$203,909	$(132,627)	$999,925

Costs and Expenses
Cost of sales	—	—	—	754,937	99,782	(109,723)	744,996
Selling and general expenses	—	7,591	—	39,343	2,330	—	49,264
Other operating expense (income), net	—	73	—	(955)	(5,738)	—	(6,620)

	—	7,664	—	793,325	96,374	(109,723)	787,640
Equity in (loss) income of New Zealand joint venture	—	(18)	—	652	—	—	634

OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF A PORTION OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	—	(7,682)	—	135,970	107,535	(22,904)	212,919
Gain on sale of a portion of the interest in the New Zealand joint venture	—	4,670	—	7,697	—	—	12,367

OPERATING (LOSS) INCOME	—	(3,012)	—	143,667	107,535	(22,904)	225,286

Interest income (expense)	—	70	(22,075)	(15,568)	(107)	—	(37,680)
Interest and miscellaneous income (expense), net	—	11,595	(3,897)	(21,214)	14,459	—	943
Equity in income from subsidiaries	158,415	153,546	71,055	—	—	(383,016)	—

INCOME BEFORE INCOME TAXES	158,415	162,199	45,083	106,885	121,887	(405,920)	188,549
Income tax (expense) benefit	—	(3,784)	9,480	(35,830)	—	—	(30,134)

NET INCOME	$158,415	$158,415	$54,563	$71,055	$121,887	$(405,920)	$158,415

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Nine Months Ended September 30, 2009
	Rayonier Inc. (Parent	ROC (Subsidiary	Rayonier TRS Holdings Inc.	Subsidiaries of Rayonier TRS Holdings Inc.	All Other Subsidiaries	Consolidating	Total
	Guarantor)	Guarantor)	(Issuer)	(Non-guarantors)	(Non-guarantors)	Adjustments	Consolidated
SALES	$—	$—	$—	$724,718	$165,713	$(31,700)	$858,731

Costs and Expenses
Cost of sales	—	—	—	599,381	108,397	(34,923)	672,855
Selling and general expenses	—	7,824	—	34,635	2,503	—	44,962
Other operating expense (income), net	—	131	—	(143,781)	(6,775)	—	(150,425)

	—	7,955	—	490,235	104,125	(34,923)	567,392
Equity in (loss) income of New Zealand joint venture	—	(2,808)	—	26	—	—	(2,782)

OPERATING (LOSS) INCOME	—	(10,763)	—	234,509	61,588	3,223	288,557

Interest expense	—	(27)	(15,133)	(18,998)	(3,472)	—	(37,630)
Interest and miscellaneous income (expense), net	—	2,831	(2,671)	(3,357)	3,884	(93)	594
Equity in income from subsidiaries	214,814	227,265	173,441	—	—	(615,520)	—

INCOME BEFORE INCOME TAXES	214,814	219,306	155,637	212,154	62,000	(612,390)	251,521
Income tax (expense) benefit	—	(4,492)	6,498	(38,713)	—	—	(36,707)

NET INCOME	$214,814	$214,814	$162,135	$173,441	$62,000	$(612,390)	$214,814

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of September 30, 2010
	Rayonier Inc. (Parent	ROC (Subsidiary	Rayonier TRS Holdings Inc.	Subsidiaries of Rayonier TRS Holdings Inc.	All Other Subsidiaries	Consolidating	Total
	Guarantor)	Guarantor)	(Issuer)	(Non-guarantors)	(Non-guarantors)	Adjustments	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$39,334	$—	$304,289	$62,042	$—	$405,665
Accounts receivable, less allowance for doubtful accounts	—	1,028	—	111,675	1,842	—	114,545
Inventory	—	—	—	99,114	—	(12,899)	86,215
Intercompany interest receivable	—	—	—	—	4,296	(4,296)	—
Income tax and alternative fuel mixture credit receivable	—	1	—	1,581	—	—	1,582
Prepaid and other current assets	—	1,759	804	48,969	2,158	—	53,690

Total current assets	—	42,122	804	565,628	70,338	(17,195)	661,697

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	38,004	1,091,555	1,102	1,130,661

NET PROPERTY, PLANT AND EQUIPMENT	—	1,529	—	367,855	1,148	758	371,290

INVESTMENT IN JOINT VENTURE	—	77,435	—	(12,123)	—	—	65,312

INVESTMENT IN SUBSIDIARIES	1,222,639	1,253,561	907,669	—	—	(3,383,869)	—

INTERCOMPANY/NOTES RECEIVABLE	—	—	—	—	—	—	—

OTHER ASSETS	—	22,691	9,309	664,725	18,545	(552,095)	163,175

TOTAL ASSETS	$1,222,639	$1,397,338	$917,782	$1,624,089	$1,181,586	$(3,951,299)	$2,392,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$—	$1,948	$—	$46,073	$2,668	$—	$50,689
Accrued interest	—	244	6,158	5,231	—	—	11,633
Accrued customer incentives	—	—	—	13,751	—	—	13,751
Current liabilities for dispositions and discontinued operations	—	—	—	11,696	—	—	11,696
Other current liabilities	—	20,318	—	43,886	23,081	—	87,285

Total current liabilities	—	22,510	6,158	120,637	25,749	—	175,054

LONG-TERM DEBT	—	—	447,435	318,667	—	—	766,102

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	80,474	—	—	80,474

PENSION AND OTHER POSTRETIREMENT BENEFITS	—	87,415	—	24,542	—	—	111,957

OTHER NON-CURRENT LIABILITIES	—	11,798	—	23,506	605	—	35,909

INTERCOMPANY PAYABLE	—	52,976	—	148,594	19,039	(220,609)	—

TOTAL LIABILITIES	—	174,699	453,593	716,420	45,393	(220,609)	1,169,496

TOTAL SHAREHOLDERS’ EQUITY	1,222,639	1,222,639	464,189	907,669	1,136,193	(3,730,690)	1,222,639

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,222,639	$1,397,338	$917,782	$1,624,089	$1,181,586	$(3,951,299)	$2,392,135

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2009
	Rayonier Inc. (Parent	ROC (Subsidiary	Rayonier TRS Holdings Inc.	Subsidiaries of Rayonier TRS Holdings Inc.	All Other Subsidiaries	Consolidating	Total
	Guarantor)	Guarantor)	(Issuer)	(Non-guarantors)	(Non-guarantors)	Adjustments	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$2,895	$—	$69,722	$2,347	$—	$74,964
Accounts receivable, less allowance for doubtful accounts	—	—	—	101,710	2,030	—	103,740
Inventory	—	—	—	114,187	—	(25,683)	88,504
Intercompany interest receivable	—	—	—	—	1,081	(1,081)	—
Income tax and alternative fuel mixture credit receivable	—	—	—	192,579	—	—	192,579
Prepaid and other current assets	—	1,430	758	44,722	2,999	—	49,909

Total current assets	—	4,325	758	522,920	8,457	(26,764)	509,696

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	1,807	—	87,747	1,099,005	—	1,188,559

NET PROPERTY, PLANT AND EQUIPMENT	—	1,493	—	341,790	1,147	509	344,939

INVESTMENT IN JOINT VENTURE	—	75,248	—	(24,249)	—	—	50,999

INVESTMENT IN SUBSIDIARIES	1,146,206	1,173,256	869,169	—	—	(3,188,631)	—

OTHER ASSETS	—	23,135	11,668	496,195	4,313	(376,573)	158,738

TOTAL ASSETS	$1,146,206	$1,279,264	$881,595	$1,424,403	$1,112,922	$(3,591,459)	$2,252,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$—	$3,057	$—	$54,871	$656	$—	$58,584
Bank loans and current maturities	—	—	—	4,650	—	—	4,650
Accrued interest	—	519	5,286	707	—	—	6,512
Accrued customer incentives	—	—	—	25,644	—	—	25,644
Current liabilities for dispositions and discontinued operations	—	—	—	10,648	—	—	10,648
Other current liabilities	—	18,885	—	37,726	12,462	—	69,073

Total current liabilities	—	22,461	5,286	134,246	13,118	—	175,111

LONG-TERM DEBT	—	5,000	441,332	243,667	5,000	—	694,999

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	87,943	—	—	87,943

PENSION AND OTHER POSTRETIREMENT BENEFITS	—	86,522	—	25,140	—	—	111,662

OTHER NON-CURRENT LIABILITIES	—	13,352	—	23,035	23,553	(22,930)	37,010

INTERCOMPANY PAYABLE	—	5,723	—	41,203	8,706	(55,632)	—

TOTAL LIABILITIES	—	133,058	446,618	555,234	50,377	(78,562)	1,106,725

TOTAL SHAREHOLDERS’ EQUITY	1,146,206	1,146,206	434,977	869,169	1,062,545	(3,512,897)	1,146,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,146,206	$1,279,264	$881,595	$1,424,403	$1,112,922	$(3,591,459)	$2,252,931

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2010
	Rayonier Inc. (Parent	ROC (Subsidiary	Rayonier TRS Holdings, Inc.	Subsidiaries of Rayonier TRS Holdings Inc.	All Other Subsidiaries	Consolidating	Total
	Guarantor)	Guarantor)	(Issuer)	(Non-guarantors)	(Non-guarantors)	Adjustments	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$104,652	$146,909	$25,000	$296,986	$196,190	$(296,530)	$473,207

INVESTING ACTIVITIES
Capital expenditures	—	(818)	—	(73,617)	(21,179)	—	(95,614)
Purchase of timberlands	—	—	—	—	(48,487)	48,487	—
Purchase of real estate	—	—	—	(41,253)	—	41,253	—
Change in restricted cash	—	—	—	—	(13,209)	—	(13,209)
Other	—	—	—	6,590	(379)	—	6,211

CASH USED FOR INVESTING ACTIVITIES	—	(818)	—	(108,280)	(83,254)	89,740	(102,612)

FINANCING ACTIVITIES
Issuance of debt	—	—	—	75,000	82,000	—	157,000
Repayment of debt	—	(5,000)	—	(4,650)	(87,000)	—	(96,650)
Dividends paid	(120,156)	—	—	—	—	—	(120,156)
Proceeds from the issuance of common shares	21,532	—	—	—	—	—	21,532
Excess tax benefits on stock-based compensation	—	—	—	5,071	—	—	5,071
Debt issuance costs	—	—	—	(537)	—	—	(537)
Repurchase of common shares	(6,028)	—	—	—	—	—	(6,028)
Distributions to parent	—	(104,652)	(25,000)	(28,897)	(48,241)	206,790	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(104,652)	(109,652)	(25,000)	45,987	(53,241)	206,790	(39,768)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(126)	—	—	(126)

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	36,439	—	234,567	59,695	—	330,701
Balance, beginning of year	—	2,895	—	69,722	2,347	—	74,964

Balance, end of period	$—	$39,334	$—	$304,289	$62,042	$—	$405,665

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2009
	Rayonier Inc. (Parent	ROC (Parent	Rayonier TRS Holdings Inc.	Subsidiaries of Rayonier TRS Holdings Inc.	All Other Subsidiaries	Consolidating	Total
	Guarantor)	Guarantor)	(Issuer)	(Non-guarantors)	(Non-guarantors)	Adjustments	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$98,194	$122,216	$25,000	$58,394	$169,973	$(259,459)	$214,318

INVESTING ACTIVITIES
Capital expenditures	—	(4)	—	(45,513)	(22,155)	2,594	(65,078)
Change in restricted cash	—	—	—	—	1,243	—	1,243
Investment in Subsidiaries	—	—	(144,911)	—	—	144,911	—
Other	—	—	—	(7,240)	(445)	—	(7,685)

CASH USED FOR INVESTING ACTIVITIES	—	(4)	(144,911)	(52,753)	(21,357)	147,505	(71,520)

FINANCING ACTIVITIES
Issuance of debt	—	—	172,500	5,000	80,000	—	257,500
Repayment of debt	—	(20,000)	—	(85,620)	(80,000)	—	(185,620)
Dividends paid	(118,540)	—	—	—	—	—	(118,540)
Proceeds from the issuance of common shares	9,228	—	—	—	—	—	9,228
Excess tax benefits on stock-based compensation	—	—	—	2,287	—	—	2,287
Repurchase of common shares	(1,388)	—	—	—	—	—	(1,388)
Purchase of exchangeable note hedge	—	—	(23,460)	—	—	—	(23,460)
Proceeds from issuance of warrant	12,506	—	—	—	—	—	12,506
Debt issuance costs	—	—	(4,129)	—	—	—	(4,129)
Distributions to / from Parent	—	(98,194)	(25,000)	117,240	(106,000)	111,954	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(98,194)	(118,194)	119,911	38,907	(106,000)	111,954	(51,616)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	278	—	—	278

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	4,018	—	44,826	42,616	—	91,460
Balance, beginning of year	—	9,741	—	47,082	4,862	—	61,685

Balance, end of period	$—	$13,759	$—	$91,908	$47,478	$—	$153,145

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations, Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009.

Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales

Timber	$47.3	$46.5	$143.4	$125.0

Real Estate
Development	0.4	—	2.0	1.4
Rural	18.6	14.1	26.2	23.7
Non-Strategic Timberlands	26.2	7.8	62.7	64.8

Total Real Estate	45.2	21.9	90.9	89.9

Performance Fibers
Cellulose specialties	186.7	173.1	506.6	464.5
Absorbent materials	59.6	43.7	141.4	133.1

Total Performance Fibers	246.3	216.8	648.0	597.6

Wood Products	14.7	13.3	52.1	37.5

Other operations	25.4	8.5	72.8	23.2

Intersegment Eliminations	(1.4)	(6.4)	(7.3)	(14.5)

Total Sales	$377.5	$300.6	$999.9	$858.7

Operating Income (Loss)

Timber	$9.2	$1.0	$26.0	$(0.9)

Real Estate	30.8	12.8	52.3	51.4

Performance Fibers	62.3	49.5	152.2	125.1

Wood Products	(1.4)	(2.0)	2.9	(8.1)

Other operations	(0.8)	(1.3)	0.5	(2.6)

Corporate and other expenses / eliminations (1)	(8.0)	51.1	(8.6)	123.7

Total Operating Income	92.1	111.1	225.3	288.6

Interest Expense	(12.9)	(12.8)	(37.7)	(37.6)

Interest / Other income	0.3	0.3	0.9	0.5

Income tax expense	(16.6)	(17.5)	(30.1)	(36.7)

Net Income	$62.9	$81.1	$158.4	$214.8

Diluted Earnings Per Share	$0.77	$1.01	$1.95	$2.69

(1)

The nine months ended September 30, 2010 includes a first quarter gain of $12.4 million from the sale of a portion of the Company’s interest in its New Zealand joint venture. See Note 6 – Joint Venture Investment for additional information. The three and nine months ended September 30, 2009 include $55.8 million and $141.8 million, respectively, related to the alternative fuel mixture credit (“AFMC”). See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

TIMBER

Sales (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	Other	2010
Three months ended September 30,
Eastern	$29.5	$3.5	$(8.2)	$—	$24.8
Western	14.8	6.3	(0.9)	—	20.2
New Zealand	2.2	—	—	0.1	2.3

Total Sales	$46.5	$9.8	$(9.1)	$0.1	$47.3

Nine months ended September 30,
Eastern	$84.3	$12.3	$(13.1)	$0.7	$84.2
Western	34.8	14.3	3.0	—	52.1
New Zealand	5.9	—	—	1.2	7.1

Total Sales	$125.0	$26.6	$(10.1)	$1.9	$143.4

In the Eastern region, average prices rose 15 percent and 28 percent in the three and nine months ended September 30, 2010 compared to the prior year periods, respectively, primarily from restricted timber supply, strong pulpwood demand and wet weather conditions in the first half of the year. Volumes declined 27 percent and 22 percent in third quarter and year-to-date 2010 from the prior year periods, respectively, as we returned to more normalized thinning volumes. Year-to-date volumes were also unfavorably impacted by the weather-related restricted hardwood supply in the first quarter.

In the Western region, prices increased 42 percent and 36 percent in the three and nine months ended September 30, 2010 from the respective 2009 periods reflecting improved export demand. Overall volumes declined eight percent for third quarter but increased five percent for the nine months as we accelerated the year’s harvest schedule to the first half to capitalize on increased prices. The sales impact of the year-to-date volume increase also reflects a mix shift to higher-priced delivered logs.

New Zealand sales represent timberland management fees for services provided to the joint venture, of which Rayonier has a 26 percent equity interest.

Operating Income (Loss) (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	Cost/ Other	2010
Three months ended September 30,
Eastern	$2.4	$3.5	$(1.7)	$0.3	$4.5
Western	(0.4)	6.3	(0.4)	(0.9)	4.6
New Zealand/Other	(1.0)	—	—	1.1	0.1

Total Operating Income	$1.0	$9.8	$(2.1)	$0.5	$9.2

Nine months ended September 30,
Eastern	$8.8	$12.3	$(4.5)	$1.6	$18.2
Western	(6.7)	14.3	(0.2)	(0.1)	7.3
New Zealand/Other	(3.0)	—	—	3.5	0.5

Total Operating Income (Loss)	$(0.9)	$26.6	$(4.7)	$5.0	$26.0

In the Eastern region, third quarter and year-to-date operating income improved from the 2009 periods as higher sales prices more than offset lower volumes. The 2010 periods were also favorably impacted by lower costs primarily from depletion and logging expenses due to geographic sales mix and improved production and transportation costs.

In the Western region, operating income in the third quarter and year-to-date improved from the prior year periods as higher prices more than offset increased logging costs and an unfavorable shift in sales mix.

New Zealand operating income primarily represents equity earnings related to the joint venture’s timber activities which have increased from the prior year periods primarily due to improved export demand.

REAL ESTATE

Sales (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	2010
Three months ended September 30,
Development	$—	$—	$0.4	$0.4
Rural	14.1	0.1	4.4	18.6
Non-Strategic Timberlands	7.8	(7.9)	26.3	26.2

Total Sales	$21.9	$(7.8)	$31.1	$45.2

Nine months ended September 30,
Development	$1.4	$(0.7)	$1.3	$2.0
Rural	23.7	(3.9)	6.4	26.2
Non-Strategic Timberlands	64.8	9.6	(11.7)	62.7

Total Sales	$89.9	$5.0	$(4.0)	$90.9

Operating Income (in millions)		Changes Attributable to:

	2009	Price	Volume/Mix	Cost/ Other	2010
Three months ended September 30,
Total Operating Income	$12.8	$(7.8)	$17.2	$8.6	$30.8

Nine months ended September 30,
Total Operating Income	$51.4	$5.0	$(1.1)	$(3.0)	$52.3

For third quarter 2010, sales and operating income improved from 2009 levels primarily due to higher volumes. Third quarter 2010 included 10,000 acres of rural and 13,000 acres of non-strategic timberland sales compared to 8,000 acres and 3,000 acres in third quarter 2009, respectively. Although non-strategic prices declined in third quarter 2010 from the prior year period mainly due to the mix of properties sold, the impact was partially offset by lower basis in properties sold.

Year-to-date, sales and operating income were consistent with 2009 results. While rural acres sold increased 27 percent year-to-date from the prior year period, rural prices decreased primarily due to a change in geographic mix. Non-strategic timberland acres sold year-to-date declined 18 percent from the prior year while prices and costs increased due to site specific characteristics.

PERFORMANCE FIBERS

Sales (in millions)		Changes Attributable to:
	2009	Price	Volume/Mix	2010
Three months ended September 30,
Cellulose specialties	$173.1	$1.5	$12.1	$186.7
Absorbent materials	43.7	16.6	(0.7)	59.6

Total Sales	$216.8	$18.1	$11.4	$246.3

Nine months ended September 30,
Cellulose specialties	$464.5	$(9.0)	$51.1	$506.6
Absorbent materials	133.1	20.3	(12.0)	141.4

Total Sales	$597.6	$11.3	$39.1	$648.0

Cellulose specialties sales improved for the three and nine months ended September 30, 2010 as volume increased seven percent and 11 percent, respectively, from the prior year periods reflecting strong demand. While prices were one percent higher for the quarter, year-to-date prices were two percent below the prior year period due to the removal of a cost-based surcharge in third quarter 2009.

Absorbent materials sales increased for the quarter and year-to-date as prices rose 41 percent and 17 percent, respectively, mainly due to tight supply. Sales volumes declined by one percent and ten percent for the three and nine months, respectively, due to the timing of customer orders, a shift in production to cellulose specialties and production issues.

Operating Income (in millions)		Changes Attributable to:
	2009	Price	Volume/Mix	Costs/ Other	2010
Three months ended September 30,
Total Operating Income	$49.5	$18.1	$3.4	$(8.7)	$62.3

Nine months ended September 30,
Total Operating Income	$125.1	$11.3	$14.3	$1.5	$152.2

Operating income improved in both 2010 periods primarily due to increased cellulose specialties volumes and higher absorbent materials prices. Third quarter 2010 was unfavorably impacted by higher wood, chemical and transportation costs, while year-to-date costs continued to be favorable to 2009 as lower chemical and energy costs more than offset higher wood costs.

WOOD PRODUCTS

Sales (in millions)		Changes Attributable to:
	2009	Price	Volume	2010
Three months ended September 30,
Total Sales	$13.3	$0.7	$0.7	$14.7

Nine months ended September 30,
Total Sales	$37.5	$11.7	$2.9	$52.1

Operating (Loss) Income (in millions)		Changes Attributable to:
	2009	Price	Volume/Mix /Costs	2010
Three months ended September 30,
Total Operating (Loss) Income	$(2.0)	$0.7	$(0.1)	$(1.4)

Nine months ended September 30,
Total Operating (Loss) Income	$(8.1)	$11.7	$(0.7)	$2.9

Sales and operating income improved from the prior year as prices rose five percent and 29 percent for the three and nine months ended September 30, 2010. Supply constraints caused by wet weather in the first half of the year began easing in the third quarter, however prices still remained above prior year.

Although below historical averages, volumes increased five percent and eight percent in third quarter and year-to-date 2010 from the 2009 periods as we increased production to capitalize on improved pricing. Operating income was unfavorably impacted by higher costs in both 2010 periods, primarily due to increased conversion costs in third quarter and higher wood costs on a year-to-date basis.

OTHER OPERATIONS

Sales and operating results improved from the prior year periods primarily due to foreign exchange gains and higher earnings from log trading.

Corporate and Other Expenses

The nine months ended September 30, 2010 results include a first quarter gain of $12 million from the sale of a portion of the Company’s interest in its New Zealand joint venture. See Note 6 – Joint Venture Investment for additional information. The three and nine months ended September 30, 2009 results include $56 million and $142 million, respectively, relating to the AFMC. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information. Excluding these special items, corporate and other expenses were $8 million and $5 million for the three months ended September 30, 2010 and 2009, respectively, and $21 million and $18 million for the nine months ended September 30, 2010 and 2009, respectively. The three months ended September 30, 2009 benefited from a $3 million favorable insurance settlement. The increase in expense for the nine months ended September 30, 2010 from the prior year period primarily reflects higher incentive compensation accruals.

Interest Expense and Other Income, Net

For the three and nine months ended September 30, 2010, interest and other expenses were comparable to the prior year periods.

Income Tax Expense

Third quarter effective tax rates before discrete items were 19.2 percent and 25.2 percent in 2010 and 2009, respectively. For the nine months, the effective tax rates were 18.3 percent and 22.1 percent in 2010 and 2009, respectively. The decreased rates in 2010 were due to proportionately higher earnings from the REIT.

Including discrete items, the effective tax rates for the quarter and year-to-date were 20.9 percent and 16.0 percent compared to 17.8 percent and 14.6 percent in 2009, respectively.

Two recent tax developments, the cellulosic biofuel producer credit (“CBPC”) and the Small Business Jobs Act, are expected to benefit the Company in future periods.

In October 2010 the Internal Revenue Service (“IRS”) released clarification that both the AFMC and CBPC can be claimed in the same year for different volumes of black liquor. The Company has applied for the cellulosic biofuel producer registration. If IRS approval is received, the CBPC would increase fourth quarter 2010 net income by approximately $23 million, or $0.28 per share. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

In September 2010 the Small Business Jobs Act was enacted, which has a provision that eliminates the built-in gains tax for Rayonier in 2011. The built-in gains tax was approximately $9 million in 2009 and is expected to be approximately $6 million in 2010.

Outlook

Our actions to create value are driving strong cash flows and operating results in 2010. We expect to be at the upper end of our guidance for earnings of $2.05 to $2.20 per share for 2010, excluding special items, and CAD of $360 million to $380 million.

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

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of September 30, 2010	As of December 31, 2009
Cash and cash equivalents (a)	$406	$75
Total debt	766	700
Shareholders’ equity	1,223	1,146
Total capitalization (total debt plus equity)	1,989	1,846
Debt to capital ratio	39%	38%

(a)	Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.

Cash Provided by Operating Activities (in millions of dollars)

	2010	2009	Increase
Nine months ended September 30,	$473	$214	$259

Cash provided by operating activities for the nine months ended September 30, 2010 increased primarily due to a cash refund of $189 million related to the AFMC received in April 2010. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information. Excluding the impact of the AFMC, cash provided by operating activities increased by approximately $70 million primarily due to improved operating results.

Cash Used for Investing Activities (in millions of dollars)

	2010	2009	Increase
Nine months ended September 30,	$103	$72	$31

Cash used for investing activities increased primarily due to a planned increase in capital expenditures for cost reduction and efficiency projects as well as environmental expenditures at our Jesup, Georgia Performance Fibers mill required under a 2008 consent decree. Additionally, restricted cash increased over prior year due to the timing of like-kind exchange (“LKE”) transactions.

Cash Used for Financing Activities (in millions of dollars)

	2010	2009	Decrease
Nine months ended September 30,	$40	$52	$12

Cash used for financing activities decreased mainly due to higher cash proceeds on stock options exercised.

Expected 2010 Expenditures

As previously announced, we increased our quarterly dividend by eight percent to $0.54 per share in fourth quarter 2010, which will raise our quarterly dividend payment to approximately $43 million, compared to $40 million in the third quarter. Income tax payments totaled $5 million during the first nine months of 2010 compared to payments of $10 million in the same period 2009. Cash payments for income taxes during 2010 are anticipated to be between $10 million and $14 million. The expected 2010 tax payments include a benefit from the AFMC and CBPC. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

A cash refund of $189 million related to the AFMC was received in April 2010. The proceeds from the AFMC were partially used to increase 2010 pension contributions and capital expenditures. We made no discretionary pension contributions in the first nine months of 2010; however, we made a discretionary pension contribution of $50 million on October 20, 2010. We do not expect to make any additional discretionary contributions in 2010. Capital expenditures in 2010 are forecasted to be between $140 million and $145 million compared to $92 million in 2009.

Expenditures related to dispositions and discontinued operations were $6 million for the first nine months of 2010 and 2009; full year 2010 expenditures of approximately $10 million are anticipated.

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

We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$62.9	$81.1	$158.4	$214.8
Income tax expense	16.6	17.5	30.1	36.7
Interest, net	12.6	12.5	36.8	37.1
Depreciation, depletion and amortization	39.1	40.1	115.6	126.7

EBITDA	$131.2	$151.2	$340.9	$415.3

EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010		2009
EBITDA by Segment
Timber	$24.0	$20.1	$74.8		$57.6
Real Estate	40.1	17.5	73.6		73.6
Performance Fibers	76.2	64.6	194.1		167.1
Wood Products	(0.5)	(1.0)	6.0		(4.7)
Other Operations	(0.8)	(1.3)	0.5		(2.6)
Corporate and other	(7.8)	51.3 (a)	(8.1	)(b)	124.3 (a)

Total	$131.2	$151.2	$340.9		$415.3

(a)

Three and nine months ended September 30, 2009 results include $55.8 million and $141.8 million, respectively, related to the AFMC. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

(b)

Nine months ended September 30, 2010 results include a gain of $12.4 million from the sale of a portion of the Company’s interest in the New Zealand joint venture. See Note 6 – Joint Venture Investment for additional information.

For the three months ended September 30, 2010, EBITDA was $20 million below the prior year period primarily due to the inclusion of $56 million in the 2009 results related to the AFMC. Excluding the AFMC, EBITDA was $36 million above prior year primarily due to higher operating results.

For the nine months ended September 30, 2010, EBITDA was $74 million below the prior year period primarily due to the inclusion of $142 million in the 2009 results related to the AFMC. Excluding the AFMC, 2010 EBITDA was $68 million above prior year primarily due to higher operating results and a $12 million gain from the sale of a portion of Rayonier’s interest in its New Zealand joint venture.

The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Timber	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and Other		Total
Three Months Ended September 30, 2010
Operating income (loss)	$9.2	$30.8	$62.3	$(1.4)	$(0.8)	$(8.0)		$92.1
Add: Depreciation, depletion and amortization	14.8	9.3	13.9	0.9	—	0.2		39.1

EBITDA	$24.0	$40.1	$76.2	$(0.5)	$(0.8)	$(7.8)		$131.2

Three Months Ended September 30, 2009
Operating income (loss)	$1.0	$12.8	$49.5	$(2.0)	$(1.3)	$51.1	(a)	$111.1
Add: Depreciation, depletion and amortization	19.1	4.7	15.1	1.0	—	0.2		40.1

EBITDA	$20.1	$17.5	$64.6	$(1.0)	$(1.3)	$51.3		$151.2

Nine Months Ended September 30, 2010
Operating income (loss)	$26.0	$52.3	$152.2	$2.9	$0.5	$(8.6)	(b)	$225.3
Add: Depreciation, depletion and amortization	48.8	21.3	41.9	3.1	—	0.5		115.6

EBITDA	$74.8	$73.6	$194.1	$6.0	$0.5	$(8.1)		$340.9

Nine Months Ended September 30, 2009
Operating (loss) income	$(0.9)	$51.4	$125.1	$(8.1)	$(2.6)	$123.7	(a)	$288.6
Add: Depreciation, depletion and amortization	58.5	22.2	42.0	3.4	—	0.6		126.7

EBITDA	$57.6	$73.6	$167.1	$(4.7)	$(2.6)	$124.3		$415.3

(a)

Three and nine months ended September 30, 2009 results include $55.8 million and $141.8 million, respectively, related to the AFMC. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

(b)

Nine months ended September 30, 2010 results include a gain of $12.4 million from the sale of a portion of the Company’s interest in the New Zealand joint venture. See Note 6 – Joint Venture Investment for additional information.

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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2010	2009
Cash used for investing activities	$(102.6)	$(71.5)

Cash used for financing activities	$(39.8)	$(51.6)

Cash provided by operating activities	$473.2	$214.3
Capital expenditures	(95.6)	(65.1)
Change in committed cash	11.6	21.8
Other	11.2	(5.4)

CAD	400.4	165.6
Mandatory debt repayments	—	(0.6)

Adjusted CAD	$400.4	$165.0

For the nine months ended September 30, 2010, adjusted CAD was $235 million higher than the prior year period primarily due to the receipt of $189 million related to the AFMC and higher operating results. Adjusted CAD generated in any period is not necessarily indicative of amounts that may be generated in future periods.

Liquidity Facilities

We have a $250 million unsecured revolving credit facility at an interest rate of LIBOR plus 40 basis points. The facility expires in August 2011. At September 30, 2010, the available borrowing capacity was $245 million.

In connection with our installment notes, $75 million five-year term loan agreement, and $250 million revolving credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, Funds from Operations, and ratios of cash flows to fixed charges. At September 30, 2010, we are in compliance with all of these covenants.

In addition to these financial covenants, the installment notes, five-year term loan agreement and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between Rayonier Forest Resources, L.P. (“RFR”) and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the “excess proceeds”) in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. As of December 31, 2009, the excess proceeds were $19.8 million. During March 2010, the excess proceeds exceeded the $50 million limit and as a result, repayment of $53.0 million was offered to the note holders. The note holders declined the offer and the excess proceeds were reset to zero. As of September 30, 2010, the excess proceeds were $12.2 million.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

We have no material changes to the Contractual Financial Obligations table as presented in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Annual Report on Form 10-K. See Note 10 — Guarantees for details on the letters of credit, surety bonds and guarantees as of September 30, 2010.

New or Recently Adopted Accounting Pronouncements

For information on new or recently adopted accounting pronouncements, see Note 1 – Basis of Presentation and New Accounting Pronouncements.

Sales Volumes by Segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Timber
Western region, in millions of board feet	46	50	132	126
Eastern region, in thousands of short green tons	1,266	1,726	4,131	5,317

Real Estate
Acres sold
Development	56	—	431	223
Rural	10,242	7,809	15,192	11,971
Non-strategic timberlands	12,912	2,970	43,134	52,663

Total	23,210	10,779	58,757	64,857

Performance Fibers
Sales Volume
Cellulose specialties, in thousands of metric tons	131	123	357	321
Absorbent materials, in thousands of metric tons	67	68	179	198

Lumber
Sales volume, in millions of board feet	60	57	180	167

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market and Other Economic Risks

Our exposures to market risk have not changed materially since December 31, 2009. For quantitative and qualitative disclosures about market risk, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our 2009 Annual Report on Form 10-K.

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2010.

In the quarter ended September 30, 2010, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009, except as noted below. For a full description of these risk factors, please refer to Item 1A – Risk Factors, in the 2009 Annual Report on Form 10-K.

The following has been added as a risk factor:

Cellulosic biofuel producer credit.

The Company has disclosed information concerning its eligibility for the cellulosic biofuel producer credit. See Note 2 – Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information. The tax credit is based on the burning of black liquor used in the Company’s performance fibers business in 2009. There can be no assurance that the IRS will approve the Company’s eligibility for, and amount of, such tax credit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of Rayonier common stock during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	662	$46.49	—	2,483,169
August 1 to August 31	—	—	—	2,483,169
September 1 to September 30	—	—	—	2,483,169

Total	662		—	2,483,169

(1)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted shares under the 2004 Rayonier Incentive Stock Plan.

See Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our 2009 Annual Report on Form 10-K for additional information regarding our Common Share repurchase program.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 25, 2010 Form 8-K

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101	The following financial information from our Quarterly
	Report on Form 10-Q for the fiscal quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2010 and 2009; (ii) the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Furnished herewith pursuant to Rule 406T of Regulation S-T

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

October 28, 2010