Form 10-K
period 2010-12-31
RAYONIER INC
filed 2011-02-23
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-6780

RAYONIER INC.

Incorporated in the State of North Carolina

I.R.S. Employer Identification No. 13-2607329

1301 RIVERPLACE BOULEVARD

JACKSONVILLE, FL 32207

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

        YES ☐        NO  ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2010 was $3,497,091,557 based on the closing sale price as reported on the New York Stock Exchange.

As of February 11, 2011, there were outstanding 81,072,140 Common Shares of the registrant.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2011 annual meeting of the shareholders of the registrant scheduled to be held May 19, 2011, are incorporated by reference in Part III hereof.

i

Page

Management’s Report on Internal Control over Financial Reporting	F-1

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2010	F-4

Consolidated Balance Sheets at December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts	F-47

All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F-48

Exhibit Index

ii

PART I

When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this Report.

Note About Forward-Looking Statements

Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier’s future financial and operational performance, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “anticipate” and other similar language. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements. The risk factors contained in Item 1A—Risk Factors, among others, could cause actual results to differ materially from those expressed in forward-looking statements that are made in this document.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

Item 1.	BUSINESS

General

We are a leading international forest products company primarily engaged in activities associated with timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. We own, lease or manage approximately 2.4 million acres of timberland and real estate located in the United States and New Zealand. We believe that Rayonier is the seventh largest private timberland owner in the U.S. Included in this property is approximately 0.2 million acres of high value real estate located primarily along the coastal corridor from Savannah, Georgia to Daytona Beach, Florida. We own and operate two specialty cellulose mills in the United States. In addition, we manufacture lumber in three sawmills in Georgia and engage in the trading of logs. For information on sales, operating income and identifiable assets by reportable segment, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 — Segment and Geographical Information.

Our corporate strategy is to:

•	Increase the size and quality of our timberland holdings through cash-accretive timberland acquisitions while selling timberland that no longer meets our strategic or financial return requirements.

•

Extract maximum value from our higher and better use (“HBU”) properties. This includes entitling development property and maintaining a rural HBU sales program for conservation, recreation and industrial uses.

•

Differentiate our Performance Fibers business by developing and improving customer specific applications. We emphasize operational excellence to ensure quality, reliability and efficiency. We are also evaluating the conversion of our absorbent material production line at the Jesup, Georgia mill to produce cellulose specialties.

We originated as the Rainier Pulp & Paper Company founded in Shelton, Washington in 1926. In 1937, we became “Rayonier Incorporated,” a public company traded on the New York Stock Exchange (“NYSE”), until 1968 when we became a wholly-owned subsidiary of ITT Corporation (“ITT”). On February 28, 1994, Rayonier again became an independent public company after ITT distributed all of Rayonier’s Common Shares to ITT stockholders. Our shares are publicly traded on the NYSE under the symbol RYN. We are a North Carolina corporation with executive offices located at 1301 Riverplace Boulevard, Jacksonville, Florida 32207. Our telephone number is (904) 357-9100.

The Company is a Real Estate Investment Trust (“REIT”). Under this structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests.

In July 2010, we completed a reorganization of our operating structure by forming a new operating entity, Rayonier Operating Company LLC (“ROC”), that will allow us to become an umbrella partnership real estate investment trust (“UPREIT”). The UPREIT structure will enable us to acquire timberland assets and other properties by issuing ROC equity interests to sellers. Currently, ROC is wholly-owned by Rayonier.

Our principal businesses are conducted through two entities. Our U.S. timber operations are primarily conducted by a wholly-owned REIT subsidiary, Rayonier Forest Resources, L.P. Our non-REIT qualifying operations, which are subject to corporate-level tax, are held by our wholly-owned taxable REIT subsidiary, Rayonier TRS Holdings Inc. (“TRS”). These operations include our Performance Fibers, Wood Products and trading businesses, as well as the sale and entitlement of HBU properties.

Timber

Our Timber segment owns, leases or manages approximately 2.3 million acres of timberlands, and sells standing timber (primarily at auction to third parties) and delivered logs. We also generate non-timber income from other land related activities. See chart in Item 2 — Properties for additional information.

Our Eastern U.S. timberland holdings consist of approximately 1.6 million acres in Alabama, Arkansas, Florida, Georgia, Louisiana, New York, Oklahoma and Texas. The predominant tree species across these timberlands are loblolly and slash pine. Hardwoods include red oak, sweet gum, black gum, red maple, cypress, black cherry, sugar maple and yellow birch. Our Eastern U.S. timber is primarily a mix of sawtimber and pulpwood. The average rotation (harvest) age for timber from the Eastern U.S. (primarily Southern pine), excluding New York, is between 21 and 24 years. Due to slower timber growth rates, the harvest age on the New York timberlands (primarily specialty hardwoods) ranges widely from 40 to 80 years. End-use markets for our Eastern timber include pulp, paper and wood products facilities.

Our Western U.S. timberlands consist of approximately 0.4 million acres of primarily second and third growth softwood timber in western Washington with approximately 51 percent hemlock, 36 percent Douglas-fir and the remainder western red cedar, spruce and red alder. Rotation age for timber from the Western U.S. ranges from 35 to 50 years, and is primarily composed of sawtimber.

In addition, we have a 26 percent interest in a New Zealand joint venture (“JV”), which we manage. The JV owns or leases approximately 0.3 million acres of primarily radiata pine timberland.

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

The following table sets forth the estimated volumes of merchantable timber in the U.S. by location and type, as of December 31, 2010:

Location	Softwood	Hardwood	Total	Equivalent total, in thousands of short green tons	%
Eastern, in thousands of short green tons	32,885	20,639	53,524	53,524	84
Western, in millions of board feet	1,208	72	1,280	9,987	16

				63,511	100

We manage our timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program, a comprehensive system of environmental principles, objectives and performance measures that combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that optimizes site preparation, tree species selection, competition control, use of fertilization and timing of thinning and final harvest. We also have a genetic tree improvement program aimed to enhance the productivity and quality of our timber. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses and specialty forest products, as well as considerations for the future higher and better uses of the land, are integral parts of our site-specific management philosophy. All these activities are designed to maximize value while complying with SFI requirements.

Real Estate

Our Real Estate subsidiary owns approximately 0.1 million acres of land. We segregate our real estate holdings into three groups: HBU development, HBU rural (including conservation properties) and non-strategic timberlands. Development properties are predominantly located in the 11 coastal counties between Savannah, Georgia and Daytona Beach, Florida. Our strategy is to pursue and obtain entitlements for selected development properties, to sell rural properties at a premium to timberland values and to divest non-strategic timberland holdings that do not meet our investment criteria.

Performance Fibers

We are a leading manufacturer of high value specialty cellulose fibers and absorbent materials with production facilities in Jesup, Georgia and Fernandina Beach, Florida, which have a combined annual capacity of approximately 745,000 metric tons. These facilities manufacture more than 25 different grades of fibers. The Jesup facility can produce approximately 590,000 metric tons, or 79 percent of our total capacity, and the Fernandina Beach facility can produce approximately 155,000 metric tons, or 21 percent of our total capacity. This segment has two major product lines:

Cellulose specialties — We are a leading producer of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form to produce cellulose acetate and ethers that create high value, technologically demanding products. Our products are used in a wide variety of end uses such as: cigarette filters, liquid crystal display screens, acetate textile fibers, pharmaceuticals, cosmetics, rigid packaging, photographic film, impact-resistant plastics, high-tenacity rayon yarn for tires and industrial hoses, detergents, food casings, food products, thickeners for oil well-drilling muds, lacquers, paints, printing inks and explosives. In addition, cellulose specialties include high value specialty paper applications used for decorative laminates, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry.

Absorbent materials — We are a producer of fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes, and non-woven fabrics.

Approximately 61 percent of Performance Fibers sales are exported, primarily to customers in Asia and Europe. Approximately 95 percent of Performance Fibers sales are made directly by Rayonier personnel, with the remainder through independent sales agents. We have long-term contracts with the world’s largest manufacturers of acetate-based products and other key customers that extend into 2013 and 2014 and represent a significant majority of our high value cellulose specialties production.

We are currently in the evaluation stage to convert our existing absorbent materials line at Jesup, Georgia to produce high purity cellulose specialties. The evaluation is expected to be completed in mid-year 2011, and if the project is approved, production would be scheduled to begin in 2013. The project is estimated to cost between $250 million and $300 million. The new line would increase capacity for high purity cellulose specialties by approximately 190,000 metric tons, while eliminating all absorbent materials capacity of approximately 260,000 metric tons.

Wood Products

Our Wood Products business segment manufactures and sells dimension lumber. We operate three lumber manufacturing facilities in the U.S. that produce Southern pine lumber, which is generally used for residential and industrial construction. Located in Baxley, Swainsboro and Eatonton, Georgia, the mills have a combined annual capacity of approximately 375 million board feet of lumber and 700,000 short green tons of wood chips. In 2010, we continued to operate at reduced production levels due to decreased demand from a weak housing market and expect to operate at reduced production levels in 2011 unless market conditions improve.

Lumber sales are primarily made by Rayonier personnel to customers in the southeastern U.S. Approximately 73 percent of our lumber mills’ wood chip production is sold at market prices to our Jesup, Georgia performance fibers facility. In 2010, these purchases represented approximately 11 percent of that facility’s total wood consumption.

Other

The primary business of our Other segment is trading logs.

Discontinued Operations and Dispositions

Included in the Consolidated Balance Sheets are environmental liabilities relating to prior dispositions and discontinued operations, which include our Port Angeles, Washington performance fibers mill that was closed in 1997; our wholly-owned subsidiary, Southern Wood Piedmont Company (“SWP”), which ceased operations other than environmental investigation and remediation activities in 1989; our Eastern Research Division, which ceased operations in 1981; and other miscellaneous assets held for disposition. See Note 14 — Liabilities for Dispositions and Discontinued Operations for additional information.

Foreign Sales and Operations

Sales from non-U.S. operations comprised approximately seven percent of consolidated 2010 sales. See Note 4 — Segment and Geographical Information for additional information.

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

Competition

Timber markets in both our Eastern and Western regions are relatively fragmented. In the Eastern region, we compete with Plum Creek Timber Company, Timberland Investment Management Organizations (“TIMO”) such as Hancock Timber Resource Group, Resource Management Services, Forest Investment Associates and The Campbell Group, and other numerous large and small privately held timber companies. In the Western region, Weyerhaeuser, Hancock Timber Resource Group, Green Diamond Resource Company, Longview Timber, The Campbell Group, Port Blakely Tree Farms, Pope Resources and the State of Washington Department of Natural Resources are significant competitors. Other competition in the Western region consists of log imports from Canada. In all markets, price is the principal method of competition.

In Performance Fibers, we market high purity, specialty cellulose fibers worldwide against competition from domestic and foreign producers. Major competitors include Buckeye Technologies, Borregaard, Neucel, Sappi Saiccor, Sateri Holdings and Tembec. Product performance, technical service and price are principal methods of competition. During 2010, Cosmo Specialty Fibers announced plans to re-open a specialty cellulose fiber mill located in Cosmopolis, Washington, which was closed in 2006 by its previous owner, Weyerhaeuser. Additionally, Sateri Holdings announced in December 2010 plans to expand the capacity of its specialty cellulose fiber production line in Bahia, Brazil. The new market capacity is not expected to adversely affect the results of our Performance Fibers segment in 2011. However, it is difficult to determine how market dynamics may impact our business in 2012 and beyond.

Additionally, in Performance Fibers we market absorbent materials against competition from domestic and foreign producers. Major competitors include Weyerhaeuser, GP Cellulose, Domtar and International Paper. Price and customer service are the principal methods of competition.

Our Wood Products business competes with a number of lumber producers throughout the U.S. and Canada, but particularly with sawmills throughout Georgia and Florida. Our Wood Products business represents a de minimus amount of North American capacity.

Customers

In 2010, a group of customers under the common control of Eastman Chemical Company (and its affiliates) and Celanese represented approximately 20 and 15 percent of our Performance Fibers segment’s sales, respectively, and 14 and 10 percent of consolidated sales, respectively. The loss of either of these customers could have a material adverse effect on the Company and the Performance Fibers segment’s results of operations.

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

Environmental Matters

See Item 1A — Risk Factors, Item 3 — Legal Proceedings, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation, and Note 14 — Liabilities for Dispositions and Discontinued Operations.

Raw Materials

The manufacturing of our Performance Fibers products and lumber requires significant amounts of wood. Timber harvesting can be restricted by stringent regulatory requirements, adverse weather conditions and legal challenges from various environmental groups. The supply of timber is directly affected by price and demand fluctuations in wood products, pulp and paper markets, and weather.

Our Performance Fibers and lumber mills obtain their logs primarily through open market purchases made by our wood procurement organization, which negotiates prices and volumes with independent third party suppliers who deliver to our facilities. A limited amount of Performance Fibers log purchases are made directly from the Timber segment at prevailing market prices.

Our Performance Fibers mills utilize a significant amount of chemicals, most of which are purchased under supply agreements at prevailing market prices.

Our Performance Fibers mills use a substantial amount of residual biomass to produce their own energy, but also require significant amounts of fuel oil and natural gas. These raw materials are subject to significant changes in prices and availability. To reduce cost, we have completed a number of capital projects in recent years to reduce fossil fuel consumption, including a power boiler replacement at our Fernandina Beach, Florida facility, which consumes primarily wood waste. We continually pursue reductions in usage and costs of other key raw materials, supplies and contract services at our Performance Fibers and lumber mills and do not foresee any material constraints in the near term from pricing or availability.

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

Availability of Reports and Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 14 of the Securities Exchange Act of 1934 are made available to the public free of charge in the Investor Relations section of our website www.rayonier.com, shortly after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our corporate governance guidelines and charters of all Committees of our Board of Directors are also available on our website.

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

Our financial performance is affected by the cyclical nature of the forest products and real estate industries. The markets for timber, real estate, performance fibers and wood products are influenced by a variety of factors beyond our control. For example, the demand for real estate can be affected by changes in interest rates, availability and terms of financing, local economic conditions, the employment rate, new housing starts, population growth and demographics. The demand for sawtimber is primarily affected by the level of new residential and commercial construction activity, and currently sawtimber pricing continues to be below historic levels. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. Both our Real Estate and Timber businesses have been negatively impacted by the current economic downturn, primarily due to the decline in housing starts, excess supply of existing housing inventory, unemployment and the tightening of credit availability for real estate and construction related projects.

The forest products and real estate industries are highly competitive.

Some of our competitors in the forest products businesses have greater financial and operating resources and own more timberlands than we do. Some of our forest products competitors may also be lower-cost producers in some of the businesses in which we operate. In addition, wood products are subject to significant competition from a variety of non-wood and engineered wood products. We are also subject to competition from various forest products, including logs and pulp products imported from foreign countries to the United States as well as to the export markets served by us. To the extent there is a significant increase in competitive pressures from substitute products or other domestic or foreign suppliers, our business, and in particular product pricing, could be adversely affected. With respect to our Real Estate business, one of our key strategies is to engage in activities that add long term value to our properties, including obtaining entitlements. Many of our competitors in this segment have greater experience in real estate entitlement than we do.

Changes in energy and raw material prices could impact our operating results and financial condition.

Energy and raw material costs, such as oil, natural gas, wood and chemicals, are a significant operating expense, particularly for the Performance Fibers and Wood Products businesses. The prices of raw materials and energy can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. For example, caustic soda, a key raw material for Performance Fibers, has historically had significant price volatility. Oil and natural gas costs have also substantially increased in recent years and we have experienced, at times, limited availability of hardwood, primarily due to wet weather conditions which impact harvesting and result in increased costs for some Performance Fibers products. Increases in production costs could have a material adverse effect on our business, financial condition and results of operations. In addition, in our Timber, Performance Fibers and Wood Products businesses, the rising cost of fuel, and its impact on the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third party logging and trucking services, could have a material adverse effect on our business, financial condition and results of operations.

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

Environmental laws and regulations are constantly changing, and are generally becoming more restrictive. Laws, regulations and related judicial decisions, and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, operate our manufacturing facilities, remediate contaminated properties and/or entitle real estate. These laws and regulations may relate to, among other things, the protection of timberlands and endangered species, timber harvesting practices, recreation and aesthetics, protection and restoration of natural resources, air and water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased markedly and the enforcement of these laws and regulations has intensified. Moreover, environmental policies of the current administration are in the aggregate more restrictive for industry and landowners than those of the previous administration. For example, in 2010, the U.S. Environmental Protection Agency (“EPA”) pursued a number of initiatives which could, if implemented, impose additional operational and pollution control obligations on industrial facilities like those of Rayonier, especially in the area of air emissions and wastewater and stormwater control. In another example, the EPA recently issued regulations which significantly tighten emissions limits of certain air pollutants from industrial boilers. In addition, as a result of certain 2010 judicial rulings and EPA initiatives, such as the EPA’s recently proposed numeric nutrient regulations affecting Florida’s rivers and streams, silvicultural practices on our timberlands could be impacted in the future. Nonetheless, irrespective of any particular presidential administration, environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our operating results.

If regulatory and environmental permits are delayed, restricted or rejected, a variety of our operations could be adversely affected. In connection with a variety of operations on our properties, we are required to seek permission from government agencies in the states and countries in which we operate to perform certain activities. Any of these agencies could delay review of, or reject, any of our filings. In our Timber business, any delay associated with a filing could result in a delay or restriction in replanting, thinning, insect control, fire control or harvesting, any of which could have an adverse effect on our operating results. For example, in Washington State, we are required to file a Forest Practice Application for each unit of timberland to be harvested. These applications may be denied, conditioned or restricted by the regulatory agency or appealed by other parties, including citizen groups. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results. In our Performance Fibers and Wood Products businesses, many modifications and capital projects at our manufacturing facilities require one or more environmental permits, or amendments to existing permits. Delays in obtaining these permits could have an adverse effect on our results of operations.

Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states and countries where we own, lease or manage timberlands, and operate mills. For example, in Washington State, environmental groups and interested individuals may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. These and other challenges could materially delay or prevent operations on our properties. Also, interveners at times may bring legal action in Florida in opposition to entitlement and change of use of timberlands to commercial, industrial or residential use. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands, impact how we operate or limit our ability to invest in our mills. Among the remedies that could be enforced in a lawsuit is a judgment preventing or restricting harvesting on a portion of our timberlands, or adversely affecting the timing, projected operating benefits or cost of capital projects at our mills.

The impact of existing regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. The threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the area subject to restriction will vary depending on the protected species at issue, the time of year and other factors, but can range from less than one to several thousand acres. A number of species that naturally live on or near our timberlands, including the northern spotted owl, marbled murrelet, bald eagle, several species of salmon and trout in the Northwest, and the red cockaded woodpecker, bald eagle, wood stork, Red Hills salamander and flatwoods salamander in the Southeast, are protected under the Federal Endangered Species Act or similar state laws. Other species, such as the gopher tortoise, are currently under review for possible protection. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if other regulations, such as those that require buffers to protect water bodies, become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.

Our Performance Fibers and Wood Products mills are subject to stringent environmental laws and regulations concerning air emissions, wastewater discharge, water usage and waste handling and disposal. Many of our operations are subject to stringent environmental laws, regulations and permits which contain conditions that govern how we operate our facilities and, in many cases, how much product we can produce. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. It is expected that, overall, costs will likely increase over time as environmental laws, regulations and permit conditions become more stringent, and as the expectations of the communities in which we operate become more demanding.

We currently own or may acquire properties which may require environmental remediation or otherwise be subject to environmental and other liabilities. We currently own, or formerly operated, manufacturing facilities and discontinued operations, or may acquire timberlands and other properties, which are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other existing or potential liabilities. For more detail, see Note 14 — Liabilities for Dispositions and Discontinued Operations. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect financial results. Although we believe we currently have adequate reserves for the investigation and remediation of our properties, legal requirements relating to assessment and remediation of these properties continue to become more stringent and there can be no assurance that actual expenditures will not exceed our expectations, or that other unknown liabilities will not be discovered in the future.

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

The real estate entitlement process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure the necessary approvals and permits. A significant amount of our development property is located in counties in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, water availability, transportation and other infrastructure and funding for same, and the requirements of state law, especially in the case of Florida under the Growth Management Act and DRI process. In addition, anti-development groups are active, especially in Florida, by filing litigation to oppose particular entitlement activities and development projects, and in seeking legislation and other anti-growth limitations on real estate development activities. We expect that this type of anti-growth activity may continue in the future.

Issues affecting real estate development also include the availability of potable water for new development projects. For example, in Georgia, the Legislature enacted the Comprehensive Statewide Watershed Management Planning Act, which, among other things, created a governmental entity called the Georgia Water Council which was charged with preparing a comprehensive water management plan for the state and presenting it to the Georgia Legislature. It is unclear at this time how the plan will affect the cost and timing of real estate development along the I-95 coastal corridor in southern Georgia, where the Company has significant real estate holdings. Concerns about the availability of potable water also exists in certain Florida counties, which could impact growth.

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

A number of factors, including changes in demographics, tightening of credit, high unemployment and a slowing of commercial or residential real estate development, particularly along the I-95 coastal corridor in Florida and Georgia, could reduce the demand for our properties and negatively affect our results of operations. The current decline in the housing market in particular, together with the tightening of real state lending standards and availability, certainly had such an effect in 2010 and is expected to continue into 2011.

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

Currently, there are numerous international, federal and state-level initiatives and proposals addressing domestic and global climate issues. Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions to the atmosphere, and provide tax and other incentives to produce and use more “clean energy.” In 2011, we believe the potential for climate change legislation at the federal level to be unlikely.

In late 2009, the EPA issued an “endangerment finding” under the Clear Air Act (“CAA”) with respect to certain greenhouse gases, which could lead to the regulation of carbon dioxide as a criteria pollutant under the CAA and have significant ramifications for Rayonier and the industry in general. In this regard, the EPA has published various proposed regulations, which are currently subject to numerous legal challenges, affecting the operation of existing and new industrial facilities that emit carbon dioxide. In addition, as a result of the EPA’s decision to regulate greenhouse gases under the CAA, the states will now have to consider them in permitting new or modified facilities.

On the international front, various efforts, including the United Nations-sponsored Cancun, Mexico conference in December 2010, did not result in a binding agreement to replace the Kyoto Protocol, which expires in 2012.

Overall, it is likely that future legislative and regulatory activity in this area will in some way impact Rayonier, but it is unclear at this time whether such impact will be, in the aggregate, positive or negative, or material. For example, while Rayonier’s Performance Fibers mills produce greenhouses gases and utilize fossil fuels, they also generate a substantial amount of their energy from wood fiber (often referred to as “biomass”), which may be viewed more favorably than fossil fuels in future legislative and regulatory proposals, but that is uncertain at this time. However, environmental groups have generally opposed the use of biomass for energy production due to their concerns about deforestation. Our extensive timber holdings and the biomass they produce may provide opportunities for us to benefit from new legislation and regulation, especially due to the potential benefits available from carbon capture and sequestration opportunities, sale of “carbon credits” and “renewable portfolio standards” that mandate the use of non-fossil fuels by electricity generators, which could lead to increased demand for biomass products from our forests. We continue to monitor political and regulatory developments in this area, but their overall impact on Rayonier, from a cost, benefit and financial performance standpoint, remains uncertain at this time.

Investment returns on pension assets may be lower than expected, requiring us to make significant additional cash contributions to our plans.

We sponsor several defined benefit pension plans, which cover many of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of these plans. Because it is unknown what the investment return on pension assets will be in future years, no assurances can be given that future plan contributions required by applicable law will not be material. See Note 19 — Employee Benefit Plans for additional information about these plans, including funded status.

Our joint venture partners may have interests that differ from ours and may take actions that adversely affect us.

We participate in a joint venture in New Zealand, and may enter into other joint venture projects; for example, as part of our real estate strategy. A joint venture involves potential risks such as:

•	not having voting control over the joint venture;

•	the venture partners at any time may have economic or business interests or goals that are inconsistent with ours;

•	the venture partners may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the investment; and,

•	the venture partners could experience financial difficulties.

Actions by our venture partners may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement or to other adverse consequences.

We may be unsuccessful in carrying out our land acquisition strategy.

We have pursued, and intend to continue to pursue, acquisitions of timberland and real estate properties that meet our investment criteria. Our timberland and real estate acquisitions may not perform in accordance with our expectations. We anticipate financing any such acquisitions through cash from operations, borrowings under our credit facilities, the use of equity, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. The failure to identify and complete suitable timberland and real estate property acquisitions, and the failure of any acquisitions to perform to our expectations, could adversely affect our operating results.

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

The volume and value of timber that can be harvested from our timberlands may be reduced by fire, insect infestation, severe weather, disease, natural disasters and other causes beyond our control. A reduction in our timber inventory could adversely affect our financial results and cash flows. As is typical in the forestry industry, we do not maintain insurance for any loss to our timber, including losses due to these causes.

A significant portion of the timberland that we own, lease or manage is concentrated in limited geographic areas.

We own, lease or manage approximately 2.4 million acres of timberland and real estate located primarily in the United States and New Zealand. Over 75 percent of our timberlands are located in four states: Alabama, Florida, Georgia and Washington. Accordingly, if the level of production from these forests substantially declines, or if the demand for timber in those regions declines, it could have a material adverse effect on our overall production levels and our revenues.

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

As of December 31, 2010, we had $768 million of debt outstanding. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations for the payment schedule of our long-term debt obligations. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. Moreover, we have the borrowing capacity to incur significant additional debt and may do so if we enter into one or more strategic, merger, acquisition or other corporate or investment opportunities, or otherwise invest capital in one or more of our businesses. However, failure to generate sufficient cash as our debt becomes due, or to renew credit lines prior to their expiration, may adversely affect our business, financial condition, operating results and cash flow.

REIT and Tax-Related Risks

If we fail to remain qualified as a REIT, we will have reduced funds available for distribution to our shareholders because our REIT income will be subject to taxation.

We intend to operate in accordance with REIT requirements pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). For example, as a REIT, we generally will not pay corporate-level tax on income we distribute to our shareholders (other than the income of TRS) as long as we distribute at least 90 percent of our REIT taxable income (determined without regard to the dividends paid deduction) and 95 percent of our net capital gains. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, which are subject to change, perhaps retroactively, and which are not within our control. We cannot assure that we will remain qualified as a REIT or that new legislation, U.S. Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT or the federal income tax consequences of such qualification.

If in any taxable year we fail to qualify as a REIT, we will suffer the following negative results:

•	we will not be allowed a deduction for dividends paid to shareholders in computing our REIT taxable income; and,

•	we will be subject to federal income tax on our REIT taxable income.

In addition, we will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain provisions of the Code. As a result, our net income and the cash available for distribution to our shareholders could be reduced for up to five years or longer.

If we fail to remain qualified as a REIT, we may need to borrow funds or liquidate some investments or assets to pay the additional tax liability. Accordingly, cash available for distribution to our shareholders would be reduced.

The extent of our use of taxable REIT subsidiaries may affect the price of our common shares relative to the share price of other REITs.

We conduct a significant portion of our business activities through one or more taxable REIT subsidiaries. Our use of taxable REIT subsidiaries enables us to engage in non-REIT qualifying business activities such as the production and sale of performance fibers and wood products, real estate entitlement activities and sale of HBU property and other real estate (as a dealer), and sale of logs. Taxable REIT subsidiaries are subject to corporate-level tax. Therefore, we pay income taxes on the income generated by our taxable REIT subsidiaries. Under the Code, no more than 25 percent of the value of the gross assets of a REIT may be comprised of securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to increase the size of our taxable REIT subsidiaries’ operations. Furthermore, our use of taxable REIT subsidiaries may cause the market to value our common shares differently than the shares of other REITs, which may not use taxable REIT subsidiaries as extensively as we use them.

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

The ability of the REIT to receive dividends from our taxable REIT subsidiaries is limited by provisions of the Code. Specifically, at least 75 percent of gross income for each taxable year as a REIT must be derived from passive real estate sources including sales of our standing timber and other types of qualifying real estate income and no more than 25 percent of our gross income may consist of dividends from our taxable REIT subsidiaries and other non-real estate income.

This limitation on our ability to receive dividends from our taxable REIT subsidiaries may impact our ability to fund cash distributions to our shareholders using cash flows from our taxable REIT subsidiaries. We can, however, under current law, issue stock dividends for up to 90 percent of our regular dividend distribution through 2011. The net income of our taxable REIT subsidiaries is not required to be distributed, and income that is not distributed will not be subject to the REIT income distribution requirement.

Certain of our business activities are potentially subject to prohibited transactions tax.

As a REIT, we will be subject to a 100 percent tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales of performance fibers and wood products which we produce and sales of logs constitute prohibited transactions. In addition, dealer sales of timberlands or other real estate constitute prohibited transactions.

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

Generally, REITs are required to distribute 90 percent of their ordinary taxable income, but not their net capital gains income. However, a REIT must pay corporate level tax on its undistributed capital gains. Accordingly, we do not believe that we are required to distribute material amounts of cash since substantially all of our taxable income is treated as capital gains income. Our Board of Directors, in its sole discretion, determines the amount of quarterly dividends to be provided to our shareholders based on consideration of a number of factors. These factors include, but are not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands, including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

Alternative fuel mixture and cellulosic biofuel producer credit(s).

The Company has disclosed information concerning its eligibility for the alternative fuel mixture and cellulosic biofuel producer tax credits. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information. Under applicable law, which expired on December 31, 2009, the tax credits were earned through the burning of qualifying fuels on or before such date. There can be no assurance that the Internal Revenue Service (“IRS”) will not challenge the Company’s eligibility for, and amount of, such tax credits.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table details the significant properties we own, lease, or manage by reportable segment (acres in millions):

Segment/Operations	Location	Total Acres	Fee-Owned Acres	Long-Term Leased Acres	Managed Acres
Timber	Eastern region	1.6	1.3	0.3	—
	Western region	0.4	0.4	—	—
	New Zealand(a)	0.3	—	—	0.3

	Total Timber Acres	2.3	1.7	0.3	0.3
Real Estate	U.S.	0.1	0.1	—	—

Total Timberland and Real Estate Acres		2.4	1.8	0.3	0.3

		Capacity/Function	Owned/Leased

Performance Fibers	Jesup, Georgia	590,000 metric tons of pulp	Owned
	Fernandina Beach, Florida	155,000 metric tons of pulp	Owned
	Jesup, Georgia	Research Facility	Owned

Wood Products(b)	Baxley, Georgia	160 million board feet of lumber	Owned
	Swainsboro, Georgia	125 million board feet of lumber	Owned
	Eatonton, Georgia	90 million board feet of lumber	Owned

Wood Chipping Facilities	Offerman, Georgia	690,000 short green tons of wood chips	Owned
	Eastman, Georgia	350,000 short green tons of wood chips	Owned
	Barnesville, Georgia	350,000 short green tons of wood chips	Owned
	Jarratt, Virginia	250,000 short green tons of wood chips	Owned

Corporate and Other	Jacksonville, Florida	Corporate Headquarters	Leased

(a)	Represents acres under Rayonier management, owned by the New Zealand JV. Rayonier owned a 26 percent interest at December 31, 2010.
(b)	These locations also have a combined annual production capacity of approximately 700,000 short green tons of wood chips.

Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. During 2010, our Performance Fibers manufacturing facilities produced at or near capacity levels for most of the year. The Wood Products sawmills produced at a reduced capacity due to decreased demand from a weak housing market.

Item 3.	LEGAL PROCEEDINGS

The Company has been named as a defendant in various lawsuits and claims arising in the normal course of business. While we have procured reasonable and customary insurance covering risks normally occurring in connection with our businesses, we have in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. In our opinion, these other lawsuits and claims, both individually and in the aggregate, are not expected to have a material adverse effect on our financial position, results of operations, or cash flow.

Discussed below is one of our ongoing environmental proceedings. For further information on our environmental proceedings, see Note 14 — Liabilities for Dispositions and Discontinued Operations.

Financial Assurance Notice of Violation (“NOV”) — In June 2009, the EPA sent SWP an information request under section 3007 of the Resource Conservation and Recovery Act (“RCRA”), pursuant to which it sought information relating to the financial assurance SWP had provided annually from 2004 through 2009 relating to certain of its sites. Financial assurance, which can be in various forms, is required to be submitted annually under applicable RCRA and other regulations for sites requiring remediation and post-closure monitoring under RCRA and other environmental laws, to ensure that adequate financial resources are available to meet a party’s environmental obligations. For the years in question, SWP provided its required financial assurance through a Rayonier corporate guaranty of SWP’s obligations, which is permitted under the applicable regulations. SWP responded to the information request in August 2009, and in February 2010, SWP received an NOV from the EPA relating to this issue. In the NOV, the EPA advised that it believed that SWP’s prior submissions of financial assurance were insufficient and did not meet certain requirements. In November, 2010, the EPA and SWP commenced negotiations to resolve this matter. To date, the EPA has not stated or sought any specific penalty amount. We expect this matter to be resolved in 2011 if a settlement can be reached; otherwise, it may result in a formal enforcement action by the EPA. While there can be no assurances, we do not believe that this matter will have a material adverse effect on the Company’s financial condition.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of our Common Shares; Dividends

The table below reflects, for the quarters indicated, the dividends declared per share and the range of market prices of our Common Shares as reported in the consolidated transaction reporting system of the NYSE, the only exchange on which our shares are listed, under the trading symbol RYN.

	High	Low	Dividends
2010
Fourth Quarter	$54.52	$48.20	$0.54
Third Quarter	$51.29	$43.14	$0.50
Second Quarter	$50.72	$41.57	$0.50
First Quarter	$46.41	$39.70	$0.50

2009
Fourth Quarter	$43.92	$37.88	$0.50
Third Quarter	$45.00	$33.63	$0.50
Second Quarter	$41.79	$29.35	$0.50
First Quarter	$32.40	$22.28	$0.50

For information about covenants of our credit facility that could restrict our ability to pay cash dividends in the future, see Note 11 — Debt — Debt Covenants.

On February 18, 2011, the Company announced a first quarter dividend of 54 cents per share payable March 31, 2011, to shareholders of record on March 10, 2011. There were approximately 9,334 shareholders of record of our Common Shares on February 11, 2011.

Issuer Repurchases

In 1996, we began a Common Share repurchase program (the “anti-dilutive program”) to minimize the dilutive effect on earnings per share of our employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000 and July 2003, our Board of Directors authorized the purchase of additional shares totaling 1.4 million. These shares were authorized separately from the anti-dilutive program, and neither have expiration dates. In 2010, there were no shares repurchased under these plans. As of December 31, 2010, there were 2,483,169 shares available for repurchase.

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

The data in the following table was used to create the above graph as of December 31:

	2005	2006	2007	2008	2009	2010
Rayonier Inc.	$100	$108	$130	$91	$129	$168
S&P 500®	$100	$116	$122	$77	$97	$112
S&P© 1500 Paper & Forest Products Index	$100	$106	$106	$43	$86	$93
NAREIT Equity REIT	$100	$135	$114	$71	$91	$116

Item 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollar amounts in millions, except per share data)
Profitability:
Sales	$1,315	$1,169	$1,271	$1,225	$1,230
Operating income(a)	282	410	226	247	230
Income from continuing operations(b)	218	313	149	174	171
Net income(b)	218	313	149	174	176
Diluted earnings per common share:
Continuing operations	2.68	3.91	1.87	2.20	2.19
Net income	2.68	3.91	1.87	2.20	2.26

Financial Condition:
Total assets	$2,364	$2,253	$2,082	$2,068	$1,965
Total debt	768	700	747	721	659
Shareholders’ equity	1,252	1,146	939	1,000	918
Shareholders’ equity — per share	15.51	14.41	11.91	12.78	11.94

Cash Flows:
Cash provided by operating activities(c)	$495	$307	$340	$324	$307
Capital expenditures	138	92	105	97	105
Purchase of timberlands, real estate and other	5	—	234	27	299
Depreciation, depletion and amortization	143	158	168	165	136
Cash dividends paid	164	158	157	151	144

Non-GAAP Financial Measures:
EBITDA(d)
Timber	$92	$77	$116	$146	$152
Real Estate	75	80	101	98	91
Performance Fibers	272	242	205	209	153
Wood Products	5	(6)	(2)	(2)	4
Other Operations	1	(3)	3	(3)	2
Corporate and other(a)	(20)	178	(28)	(36)	(28)

Total EBITDA	$425	$568	$395	$412	$374

Debt to EBITDA	1.8 to 1	1.2 to 1	1.9 to 1	1.8 to 1	1.8 to 1

Performance Ratios (%):
Operating income to sales	21	35	18	20	19
Return on equity(e)	18	30	15	18	19
Return on capital(e)	11	18	9	11	11
Debt to capital	38	38	44	42	42

Other:
Timberland and real estate acres — owned, leased, or managed, in millions of acres	2.4	2.5	2.6	2.5	2.7
Dividends paid — per share	$2.04	$2.00	$2.00	$1.94	$1.88

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Data:
Timber
Timber sales volume
Western U.S. — in millions of board feet	164	166	232	254	274
Eastern U.S. — in thousands of short green tons	4,980	6,401	6,824	6,168	4,740
Real Estate — acres sold
Development	472	789	501	4,356	9,377
Rural	15,868	15,628	15,845	12,817	16,874
Non-Strategic Timberlands	44,556	53,703	49,801	—	—

Total Acres Sold	60,896	70,120	66,147	17,173	26,251

Performance Fibers
Sales volume (thousands of metric tons)
Cellulose specialties	480	464	471	467	474
Absorbent materials	238	270	253	259	272

Total	718	734	724	726	746

Wood Products
Lumber sales volume — in millions of board feet	243	224	321	329	350

(a)

The 2010 results include a gain of $12 million from the sale of a portion of the Company’s interest in its New Zealand JV. The 2009 results include income of $205 million related to the AFMC. The 2007 results include an $11 million loss from wildfires on timberlands in southeast Georgia and northeast Florida.

(b)

The 2010 results include a tax benefit of $24 million for the CBPC and a gain of $12 million from the sale of a portion of the Company’s interest in its New Zealand JV. The 2009 results include income of $193 million related to the AFMC.

(c)	The 2010 results include a cash refund from the IRS of $189 million related to the AFMC.
(d)

EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is a non-GAAP valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. We reconcile EBITDA to Net Income for the Consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measure for each. See the following page for a reconciliation of Operating Income to EBITDA in total and by segment. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance and Liquidity Indicators for a reconciliation of Net Income to EBITDA.

(e)

Return on equity is calculated by dividing income from continuing operations by the average of the opening (1/1/XX) and ending (12/31/XX) shareholders’ equity for each period presented. Return on capital is calculated by dividing income from continuing operations by the sum of average shareholders’ equity and average outstanding debt.

Reconciliation of Operating Income (Loss) by Segment to EBITDA by Segment

(dollars in millions)

		Timber	Real Estate	Performance Fibers	Wood Products	Other	Corporate and other	Total
2010
Operating income(a)		$33	$53	$214	$2	$1	$(21)	$282
Add:	Depreciation, depletion and amortization	59	22	58	3	—	1	143

EBITDA(a)		$92	$75	$272	$5	$1	$(20)	$425

2009
Operating income (loss)(b)		$7	$56	$184	$(11)	$(3)	$177	$410
Add:	Depreciation, depletion and amortization	70	24	58	5	—	1	158

	EBITDA(b)	$77	$80	$242	$(6)	$(3)	$178	$568

2008
Operating income (loss)		$31	$80	$149	$(7)	$3	$(30)	$226
Add:	Depreciation, depletion and amortization	85	21	56	5	—	2	169

EBITDA		$116	$101	$205	$(2)	$3	$(28)	$395

2007
Operating income (loss)		$60	$93	$141	$(8)	$(3)	$(36)	$247
Add:	Depreciation, depletion and amortization	86	5	68	6	—	—	165

EBITDA		$146	$98	$209	$(2)	$(3)	$(36)	$412

2006
Operating income (loss)		$99	$89	$80	$(3)	$1	$(36)	$230
Add:	Depreciation, depletion and amortization	53	2	73	7	1	—	136
Add:	Discontinued operations	—	—	—	—	—	9	9
Less:	Non-operating expense	—	—	—	—	—	(1)	(1)

EBITDA		$152	$91	$153	$4	$2	$(28)	$374

(a)	Corporate and other includes a gain of $12 million from the sale of a portion of the Company’s interest in its New Zealand JV. See Note 6 — Joint Venture Investment for additional information.
(b)	Corporate and other includes $205 million related to the AFMC. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our revenues, operating income and cash flows are primarily derived from three core business segments: Timber, Real Estate and Performance Fibers. We own or lease (under long-term agreements) approximately 2.1 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, New York, Oklahoma, Texas and Washington. We believe we are the seventh largest private landowner in the United States. Our Real Estate business seeks to maximize the value of our properties which are more valuable for development, recreational or conservation uses than for growing timber, and sell our non-strategic timberland. Our Performance Fibers business has been a supplier of premier cellulose specialty grades of pulp for over eighty years.

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

Our focus is on cash generation, effective allocation of capital and maximizing returns for shareholders. Our strategy consists of the following key elements:

•

Increase the size and quality of our timberland holdings through cash-accretive timberland acquisitions while selling timberland that no longer meets our strategic or financial return requirements. This strategy, which requires a disciplined approach and rigorous adherence to strategic and financial metrics, can result in significant year-to-year variation in timberland acquisitions and divestitures. For example, we acquired 110,000 acres of timberland in 2008, none in 2009 and 3,000 acres in 2010. We sold approximately 45,000 and 54,000 acres of non-strategic timberland in 2010 and 2009, respectively.

•

Extract maximum value from our HBU properties. We will continue entitlement activity on development property while maintaining a rural HBU program of sales for conservation, recreation and industrial uses. During 2010 we entitled 1,800 acres in Florida and 3,000 acres in Georgia. We are actively working to entitle another 32,000 acres in Florida.

•

Differentiate our Performance Fibers business by developing and improving customer specific applications. We will emphasize operational excellence to ensure quality, reliability and efficiency. We are also evaluating the conversion of our absorbent material production line at the Jesup, Georgia mill to produce cellulose specialties.

We continuously evaluate our capital structure. Our year-end debt-to-capital ratio was 38 percent and our debt-to-EBITDA ratio was 1.8 times. We believe that a debt-to-EBITDA ratio of up to three times is appropriate to keep our weighted-average cost of capital low while maintaining an investment grade debt rating as well as retaining the flexibility to actively pursue growth opportunities.

We have historically had conservative leverage and believe in keeping ample liquidity and flexibility. Maintaining an investment grade debt rating has been a key element of this overall financial strategy as it historically allowed access to corporate debt markets even in difficult economic conditions. We have $245 million of available borrowing capacity on our revolving credit facility as of December 31, 2010. We expect to renegotiate this facility in the second quarter of 2011, ahead of its August 2011 expiration.

In 2009 we qualified for a tax credit, the AFMC, based on the use of alternative fuels in our Performance Fibers mills. This tax credit totaled $215 million and expired on December 31, 2009. We applied about $22 million of the credit against 2009 tax payments and another $4 million against 2010 estimated tax payments. The remaining $189 million was refunded in mid-2010 after the filing of our 2009 tax return, providing significant additional liquidity. In 2010, we determined that we qualified for another alternative fuel based credit, the CBPC, after an IRS ruling. The CBPC benefit totals about $24 million and will be realized in 2011 through refunds of prior year taxes and reductions in 2011 tax payments. We expect to use the remaining cash for strategic growth opportunities, capital expenditures in our Performance Fibers mills and for the conversion of the absorbent materials production line as noted above, if that project proceeds.

We maintain four qualified defined benefit plans and one unfunded plan to provide benefits in excess of amounts allowable under current tax law. We contributed $50 million to our qualified pension plans in 2010. This contribution along with a 15 percent return on pension assets resulted in an improvement in our funded status. At December 31, 2010, our qualified plans were underfunded $18 million versus $65 million at December 31, 2009. Our unfunded plans’ liabilities decreased from $28 million at December 31, 2009 to $26 million at December 31, 2010. We are not required to make any pension contributions in 2011 and do not expect to make any discretionary contributions.

Our strategic capital is expected to be allocated primarily to our Timber segment, with the remainder in Performance Fibers and Real Estate. We have a $93 million note payable which matures at December 31, 2011. We expect to repay this note using cash on hand. However, we may refinance this debt and possibly incur additional debt in connection with strategic growth opportunities.

In 2010, our annual dividend was $2.04 per share, reflecting a fourth quarter increase in the quarterly dividend to $0.54 per share. Our 2011 dividend payments are expected to total $175 million assuming no change in the current rate.

Overall, we believe we have adequate liquidity and sources of capital to run our businesses efficiently and effectively and to maximize the value of assets under management. We expect cash flow from operations to adequately cover planned capital expenditures, interest expense and dividends in 2011.

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

A significant portion of our acreage is more valuable for development, recreational or conservation purposes than for growing timber. To maximize the value of our development properties, our strategy is to engage in value-added entitlement activities versus selling real estate in bulk without entitlements. We continue to seek entitlements for holdings in the Southeast and currently have approximately 7,900 acres of entitled land in Georgia and 1,800 acres of entitled land in Florida. Additionally, in 2010 we continued our strategy of selling non-strategic timberland holdings that do not meet our investment criteria, which enables us to redeploy capital to higher return assets.

In Performance Fibers, the focus has been to improve our position as a premier supplier of cellulose specialties, which comprised 67 percent of our 2010 sales volume; the remainder of our volume is in absorbent materials consisting primarily of fluff pulp. We are a market leader in cellulose specialties, utilizing our considerable technical applications expertise to customize products to exacting specifications, which allows differentiation from most competitors. Fluff pulp is a semi-commodity with limited opportunity for differentiation other than by price and customer service. There are a number of much larger companies in the fluff pulp market and we are not a market leader.

Cost control is a critical element to remaining competitive in the Performance Fibers markets. The keys to success are operating continuously, safely, and efficiently while closely managing raw material and conversion costs. Capital expenditures typically are directed toward cost reduction, product enhancements, environmental requirements and efficiency projects. Historically, we have used a significant amount of fossil fuels to operate our mills. To reduce variability and cost, we completed a number of capital projects to reduce fossil fuel consumption, including a power boiler replacement at our Fernandina Beach, Florida facility, which primarily consumes wood waste.

Our capital expenditures totaled $138 million in 2010. For 2011, capital expenditures (excluding strategic acquisitions and the potential absorbent material production line conversion) are expected to range from $140 million to $145 million. The majority of this increase is planned for silvicultural investments in our timberlands. In Performance Fibers, we expect to again undertake significant cost reduction and efficiency projects.

Industry and Market Conditions

Timber and lumber markets rebounded in 2010, benefiting from weather-related supply constraints, particularly early in the year. Additionally, there was increasing export demand on the west coast for logs and lumber, driven primarily by China. However, domestic demand for saw timber remained weak due to the anemic housing market. Demand for pulpwood remained relatively stable. We maintained our timber harvest levels on our Washington property at prior year levels. We continued to harvest primarily pulpwood on our southeastern holdings, although volumes declined reflecting a return to more normal thinning levels. In 2011, we expect Timber results to exceed 2010 reflecting higher prices and increased volumes from our Washington property.

In Real Estate, our sales mix was consistent with prior year as demand for non-strategic timberlands and rural property held steady, while demand for development property remained soft due to the weak housing market and overall economic decline. We expect similar conditions in the near term, but also expect non-strategic timberland sales to be only one third of 2010 volume as we wind down that program.

In Performance Fibers, acetate and ethers market demand remains strong. Sales are typically made under one to five year contracts, which establish prices and target volumes at the beginning of the year and buffer some of the changes in supply and demand typically seen in worldwide commodity pulp and paper markets. We have long-term contracts with the world’s largest manufacturers of acetate-based products and other key customers that extend into 2013 and 2014 and represent a significant majority of our high value cellulose specialties production. Our recognized technical and market leadership has allowed us to maintain strong pricing across our cellulose specialties product lines. In 2009, a small amount of new capacity from competitors in the Southern hemisphere came on-line. This new volume did not affect our 2010 results. Another mill which had been shut down for four years has changed ownership with the announced intention of producing cellulose specialties. We do not expect this new capacity to adversely impact our results in 2011; however, it is unclear how these market dynamics may impact our business in 2012 and beyond.

Absorbent materials prices increased in 2010 reflecting economic growth in Asia. Our prices are expected to decline in 2011 from 2010 levels. Sales of absorbent materials are typically made with an annual volume agreement that allows price to move with the market during the year.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities in our Annual Report on Form 10-K. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates.

Merchantable inventory and depletion costs as determined by forestry timber harvest models

Significant assumptions and estimates are used in the recording of timberland inventory cost and depletion. Merchantable standing timber inventory is estimated by our forestry technical services group annually, using industry-standard computer software. The inventory calculation takes into account growth, in-growth (annual transfer of oldest pre-merchantable age class into merchantable inventory), timberland sales and the annual harvest specific to each business unit. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors.

An annual depletion rate is established for each particular region by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A three percent company-wide change in estimated standing merchantable inventory would cause 2010 depletion expense to change by approximately $2 million.

An acquisition of timberlands can also affect the depletion rate. Upon the acquisition of timberland, we make a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix.

Depreciation and impairment of long-lived assets

Depreciation expense is computed using the units-of-production method for the Performance Fibers plant and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. We believe that these depreciation methods are the most appropriate under the circumstances as they most closely match revenues with expenses versus other generally accepted accounting methods. Long-lived assets are periodically reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Cash flows used in such impairment analyses are based on long-range plan projections, which take into account recent sales and cost data as well as macroeconomic drivers such as customer demand and industry capacity. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition or other causes.

Beginning in the fourth quarter of 2008, our Wood Products sawmills curtailed production due to weak market conditions. In 2011, we expect to continue to operate at reduced production levels unless market conditions improve. Based on long range plan projections, we estimate that our carrying amount is recoverable through future operations.

Environmental costs associated with dispositions and discontinued operations

At December 31, 2010, we had $93 million of accrued liabilities for environmental costs relating to past dispositions and discontinued operations. Numerous cost assumptions are used in estimating these obligations. Factors affecting these estimates include significant changes in contamination, discharge or treatment volumes, requirements to perform additional or different remediation, changes in environmental remediation technology, additional findings of contaminated soil, groundwater or sediment off-site, remedy selection, changes in law or interpretation of existing law and the outcome of negotiations with governmental agencies. We periodically review our environmental liabilities and also engage third-party consultants to assess our ongoing remediation of contaminated sites. A significant change in any of the estimates could have a material effect on the results of our operations. Typically, these cost estimates do not vary significantly on a quarter to quarter basis. In 2010 and 2009, we increased the liability by $3 million and $2 million, respectively. See Note 14 — Liabilities for Dispositions and Discontinued Operations for additional information.

Determining the adequacy of pension and other postretirement benefit assets and liabilities

We have four qualified benefit plans which cover most of our U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to certain participants in the qualified plans. Three of these plans are closed to new participants and the fourth plan will be closed to new participants effective March 1, 2011. Pension expense for all plans was $10 million in 2010. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of these assumptions, we exercise some degree of judgment when selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.

In determining pension expense in 2010, a $22 million return was assumed based on an expected long-term rate of return of 8.5 percent. The actual return for 2010 was a gain of $36 million, or 15 percent. Our long-term return assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual annualized rate of return from 1994 (the date of our spin-off from ITT Corporation) through 2010. At the end of 2010, we reviewed this assumption for reasonableness and determined that the 2010 long-term rate of return assumption should remain at 8.5 percent. At December 31, 2010, our asset mix consisted of 67 percent equities, 30 percent bonds and 3 percent real estate. We do not expect this mix to change materially in the near future.

The Company’s pension plans were underfunded by $44 million at December 31, 2010, a $49 million improvement in funding status from December 31, 2009 due primarily to employer contributions and favorable asset returns. In 2010, we made discretionary pension contributions of $50 million, compared to contributions of $10 million in 2009, of which $8 million was mandatory. We made discretionary contributions of $8 million in 2008. Future requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates, requirements under the Pension Protection Act and other employee related matters. See Note 19 — Employee Benefit Plans for additional information.

In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high quality (AAA and AA rated), long-term corporate bond rates into their calculations. The discount rate was 5.25 percent and 5.80 percent at December 31, 2010 and 2009, respectively. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters.

The sensitivity of pension expense and projected benefit obligation to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Pension Expense	Projected Benefit Obligation
25 bp decrease in discount rate	+1.0 million	+11.0 million
25 bp increase in discount rate	-1.0 million	-10.5 million
25 bp decrease in long-term return on assets	+0.6 million
25 bp increase in long-term return on assets	-0.6 million

Realizability of both recorded and unrecorded tax assets and liabilities

As a REIT, our Timber operations are generally not subject to income taxation. Our income taxes can vary significantly based on the mix of income between our REIT and TRS businesses, thereby impacting our effective tax rate and the amount of taxes paid during fiscal periods. Also, our projection of estimated income tax for the year and our provision for quarterly income taxes, in accordance with generally accepted accounting principles, may have significant variability. Similarly, the assessment of the ability to realize certain deferred tax assets, or estimate deferred tax liabilities, may be subjective.

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

Our income tax returns are subject to examination by U.S. federal, state, and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. We record a liability for an uncertain tax position that does not meet this criterion. The liabilities for unrecognized tax benefits are adjusted in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. See Note 8 — Income Taxes for additional information on our unrecognized tax benefits.

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2010	2009	2008
Sales
Timber
Eastern	$102	$104	$112
Western	66	47	78
New Zealand	9	8	9

Total Timber	177	159	199
Real Estate
Development	3	3	5
Rural	28	32	48
Non-Strategic Timberlands	65	66	74

Total Real Estate	96	101	127
Performance Fibers
Cellulose specialties	686	658	600
Absorbent materials	195	181	198

Total Performance Fibers	881	839	798
Wood Products	68	51	86
Other Operations	102	38	61
Intersegment Eliminations	(9)	(19)	—

Total Sales	$1,315	$1,169	$1,271

Operating Income (Loss)
Timber	$33	$7	$31
Real Estate	53	56	80
Performance Fibers	214	184	149
Wood Products	2	(11)	(7)
Other Operations	1	(3)	3
Corporate and other(a)	(21)	177	(30)

Operating Income	282	410	226
Interest Expense	(50)	(53)	(50)
Interest/Other Income	1	2	2
Income Tax Expense(b)	(15)	(46)	(29)

Net Income	$218	$313	$149

(a)

The 2010 results include a gain of $12 million from the sale of a portion of the Company’s interest in its New Zealand JV. See Note 6 — Joint Venture Investment for additional information. The 2009 results include income of $205 million related to the AFMC. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

(b)	The 2010 results include a tax benefit of $24 million for the CBPC. The 2009 results include a tax expense of $12 million related to the AFMC.

Results of Operations, 2010 versus 2009

Timber

Sales (in millions)	2009	Changes Attributable to:		2010
		Price	Volume/ Mix/Other
Eastern	$104	$14	$(16)	$102
Western	47	18	1	66
New Zealand	8	—	1	9

Total Sales	$159	$32	$(14)	$177

Operating Income/(Loss) (in millions)	2009	Changes Attributable to:			2010
		Price	Volume/ Mix	Cost/Other
Eastern	$17	$14	$(5)	$—	$26
Western	(7)	18	(1)	(3)	7
New Zealand/Other	(3)	—	—	3	—

Total Operating Income	$7	$32	$(6)	$—	$33

In the Eastern region, 2010 sales declined from the prior year as higher prices mainly due to weather-related supply constraints were more than offset by lower volumes as thinnings returned to more normalized levels. Average prices rose $4.10 per short green ton, or 25 percent, for the year, while volumes declined 22 percent. Operating income improved from 2009 due to higher margins.

In the Western region, sales and operating income improved from prior year periods primarily due to higher prices driven largely by stronger export demand. The 41 percent average price improvement was somewhat offset by a one percent decline in volumes as well as increased costs, mainly for road maintenance.

In February 2010, our New Zealand JV, Matariki Forestry Group (“Matariki”), sold a 35 percent interest in the JV to a new investor for NZ$167 million. The investment was for newly issued capital by Matariki which was used entirely to pay down a portion of the outstanding NZ$367 million debt. The transaction reduced our ownership interest in Matariki from 40 percent to 26 percent. Rayonier continues to manage the JV. The New Zealand sales represent timberland management fees for services provided to the JV. The operating income primarily represents equity earnings related to the JV’s timber activities which have increased from 2009 mainly due to improved export demand.

Real Estate

Our real estate holdings are primarily in the southeastern U.S. We segregate these real estate holdings into three groups: HBU development, HBU rural and non-strategic timberlands. Our strategy is to extract maximum value from our HBU properties. We pursue entitlement activity on development property while maintaining a rural HBU program of sales for conservation, recreation and industrial uses.

	2009	Changes Attributable to:		2010
Sales (in millions)		Price	Volume/ Mix
Development	$3	$—	$—	$3
Rural	32	(4)	—	28
Non-Strategic Timberlands	66	10	(11)	65

Total Sales	$101	$6	$(11)	$96

Operating Income (in millions)	2009	Changes Attributable to:			2010
		Price	Volume/ Mix	Cost/Other
Total Operating Income	$56	$6	$(7)	$(2)	$53

Full year sales and operating income were $5 million and $3 million below the prior year, respectively, primarily due to a 14 percent decline in rural prices reflecting a change in geographic mix. A 17 percent decline in non-strategic timberland acres sold due to timing of sales was mostly offset by an increase of $215 per acre, or17 percent, due to location and site characteristics.

Performance Fibers

Sales (in millions)	2009	Changes Attributable to:		2010
		Price	Volume/ Mix
Cellulose specialties	$658	$4	$24	$686
Absorbent materials	181	36	(22)	195

Total Sales	$839	$40	$2	$881

Cellulose specialties sales improved as prices increased $8 per ton, and volumes increased 4 percent from the prior year period reflecting strong demand. The 2010 price increase was mostly offset by the removal of a 2009 cost-based surcharge.

Absorbent materials sales increased as prices rose $153 per ton, or 24 percent, mainly due to tight supply. Sales volumes declined by 12 percent due to the timing of customer orders, a shift in production to cellulose specialties and production issues.

Operating Income (in millions)	2009	Changes Attributable to:			2010
		Price	Volume/ Mix	Cost/Other
Total Operating Income	$184	$40	$5	$(15)	$214

In 2010, operating income improved from 2009 primarily due to higher absorbent materials and cellulose specialties prices as well as an increase in cellulose specialties volumes. Full year costs were above 2009 mainly due to an increase in wood, chemical and transportation costs.

Wood Products

Sales (in millions)	2009	Changes Attributable to:		2010
		Price	Volume
Total Sales	$51	$13	$4	$68

Operating (Loss) Income (in millions)	2009	Changes Attributable to:		2010
		Price	Costs
Total Operating (Loss) Income	$(11)	$13	$—	$2

Although below historical averages, sales and operating income improved from the prior year as prices and volumes rose 23 percent and 9 percent, respectively. Prices increased in the first half of the year due to supply constraints caused by wet weather, and remained above 2009 for the second half of 2010 as demand increased. Our sawmills continued to produce at a reduced capacity due to a weak housing market.

Other Operations

Sales and operating results improved from the prior year primarily due to higher export demand in both our northwest U.S. and New Zealand log trading businesses and lower foreign exchange losses in 2010.

Corporate and Other Expense/Eliminations

The 2010 results include a first quarter gain of $12 million from the sale of a portion of the Company’s interest in its New Zealand JV. See Note 6 — Joint Venture Investment for additional information. The 2009 results include $205 million relating to the AFMC. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information. Excluding these special items, corporate and other expenses were $33 million for 2010, compared to $28 million for the prior year. The 2010 results include a $3 million accrual for increased future environmental costs associated with closed facilities as well as higher incentive compensation accruals.

Intersegment eliminations decreased from 2009 primarily due to lower sales from our Timber segment to our Performance Fibers segment.

Interest Expense and Interest/Other Income

Interest expense declined from 2009 due to lower average interest rates and a decline in average debt balances. Interest/Other Income decreased from the prior year as 2009 included a $1 million favorable IRS interest claim.

Income Tax Expense

The full year effective tax rate was 6.5 percent compared to 12.9 percent in 2009. The significant decline in 2010 reflects the benefit of a $24 million CBPC. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

Excluding discrete items the effective tax rate was 18.5 percent, down from 21.6 percent in 2009. The lower rate in 2010 was due to proportionately higher earnings from the REIT.

See Note 8 — Income Taxes for additional information regarding the provision for income taxes and the rate reconciliation which lists discrete items.

Outlook for 2011

We are encouraged by the improvement in our key markets. For 2011, we expect Timber results to improve somewhat, reflecting continued export demand for sawlogs from our Washington property and strong pulpwood demand in the Southeast. We anticipate greater buyer interest in our rural and conservation properties, although substantially lower non-strategic land sales will likely reduce the total contribution from Real Estate. In Performance Fibers, strong demand for cellulose specialties is driving significant price increases and our expectation of another record year, as we continue to run at full capacity to meet our customers’ needs.

Overall, we anticipate EPS of $2.50 to $2.70 per share. We expect cash available for distribution (“CAD”) to range between $260 million and $280 million, well above our dividend level. With strong operating cash flows, low leverage and ample liquidity, we will continue to grow our businesses and effectively allocate our strategic capital.

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

Real Estate

Sales (in millions)	2008	Changes Attributable to:		2009
		Price	Volume/ Mix
Development	$5	$(5)	$3	$3
Rural	48	(16)	—	32
Non-Strategic Timberlands	74	(13)	5	66

Total Sales	$127	$(34)	$8	$101

Operating Income (in millions)	2008	Changes Attributable to:			2009
		Price	Volume/ Mix	Cost/Other
Total Operating Income	$80	$(34)	$9	$1	$56

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

Income Tax Expense

Our 2009 effective tax rate including discrete items was 12.9 percent compared to 16.5 percent in 2008. Before discrete items, our effective tax rate increased to 21.6 percent from 15.0 percent in 2008 due to proportionately higher earnings from the TRS.

See Note 8 — Income Taxes for additional information regarding the provision for income taxes.

Liquidity and Capital Resources

Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality and seasonality in working capital needs and long-term debt has been used to fund major acquisitions.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of December 31,
	2010	2009	2008
Cash and cash equivalents	$349	$75	$62
Total debt	768	700	747
Shareholders’ equity	1,252	1,146	939
Total capitalization (total debt plus equity)	2,020	1,846	1,686
Debt to capital ratio	38%	38%	44%

Our 2010 debt-to-capital ratio was consistent with 2009, as higher debt from $75 million in borrowings was offset by higher equity, mainly driven by earnings. See Note 11 — Debt for further information on the $75 million borrowing.

Our debt-to-capital ratio decreased from 2009 to 2008 as a result of lower debt and higher equity primarily from the AFMC earnings recognized during 2009. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended December 31 (in millions of dollars):

	2010	2009	2008
Total cash provided by (used for):
Operating activities	$495	$307	$340
Investing activities	(143)	(93)	(330)
Financing activities	(78)	(202)	(128)
Effect of exchange rate changes on cash	—	1	(1)

Increase (decrease) in cash and cash equivalents	$274	$13	$(119)

Cash Provided by Operating Activities

Cash provided by operating activities in 2010 increased from 2009 as higher Timber and Performance Fibers earnings from operations and a cash refund related to the AFMC were partially offset by a $42 million increase to pension contributions and higher working capital requirements. The timing of customer rebates and income tax payments were the major drivers of the working capital change.

Cash provided by operating activities in 2009 decreased from 2008 primarily due to lower earnings from operations as a result of weaker markets in Timber and Real Estate, partially offset by higher operating results in Performance Fibers due to strong demand.

Cash Used for Investing Activities

Cash used for investing activities in 2010 rose primarily due to a planned increase in capital expenditures for cost reduction and efficiency projects as well as environmental expenditures at our Jesup, Georgia Performance Fibers mill. Additionally, restricted cash increased over prior year due to the timing of like-kind exchange transactions.

Cash used for investing activities in 2009 decreased from 2008, which included the purchase of $230 million of timberlands as well as higher capital expenditures.

Cash Used for Financing Activities

Cash used for financing activities in 2010 decreased from 2009 as 2010 included net borrowings of $60 million, while 2009 included $40 million in net repayments, as well as costs related to the August 2009 issuance of Senior Exchangeable Notes due 2015. (See Note 11 — Debt for further information on the Senior Exchangeable Notes.) Additionally, cash proceeds on stock options exercised were $15 million higher in 2010.

Cash used for financing activities in 2009 increased over 2008 due to the net paydown of $40 million in debt during 2009 compared to $21 million in net borrowings during 2008, as well as costs related to the August 2009 issuance of Senior Exchangeable Notes due 2015.

Expected 2011 Expenditures

Capital expenditures in 2011 are forecasted to be between $140 million and $145 million. Our 2011 dividend payments are expected to increase from $165 million to $175 million assuming no change in the quarterly dividend rate of $0.54 per share. We have a $93 million note payable which matures at December 31, 2011. We expect to repay this note using cash on hand, however, we may issue new debt.

We made discretionary pension contributions of $50 million in 2010, compared to pension contributions of $10 million in 2009, of which $8 million was mandatory. We have no mandatory pension contributions in 2011, and we do not expect to make any discretionary contributions. Cash payments for income taxes in 2011 are anticipated to be between $5 million and $10 million. Expenditures of $12 million for environmental costs related to our dispositions and discontinued operations are expected in 2011. See Note 14 — Liabilities for Dispositions and Discontinued Operations for further information.

We are currently in the evaluation stage to convert our existing absorbent materials line at Jesup, Georgia to produce high purity cellulose specialties. The evaluation is expected to be completed in mid-year 2011, and if approved, the estimated cost of the project will be $250 million to $300 million over the next two to three years. The project may be funded by cash on hand or incurring new debt.

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

Below is a reconciliation of Net Income to EBITDA and a table of EBITDA by segment for the five years ended December 31 (in millions of dollars):

	2010	2009	2008	2007	2006
Net Income to EBITDA Reconciliation
Net Income	$218	$313	$149	$174	$176
Income tax expense	15	46	29	23	22
Interest, net	49	51	49	50	40
Depreciation, depletion and amortization	143	158	168	165	136

EBITDA(a)	$425	$568	$395	$412	$374

	2010	2009	2008	2007	2006
EBITDA by Segment
Timber	$92	$77	$116	$146	$152
Real Estate	75	80	101	98	91
Performance Fibers	272	242	205	209	153
Wood Products	5	(6)	(2)	(2)	4
Other Operations	1	(3)	3	(3)	2
Corporate and other(a)	(20)	178	(28)	(36)	(28)

EBITDA(a)	$425	$568	$395	$412	$374

(a)	The results for 2010 include a gain of $12 million from the sale of a portion of the Company’s interest in its New Zealand JV. The results for 2009 include $205 million related to the AFMC.

Excluding the AFMC and the gain from the New Zealand JV sale, 2010 EBITDA was $50 million above prior year primarily due to higher operating results. Excluding the AFMC, 2009 EBITDA decreased $32 million from 2008 primarily due to lower operating results in our Timber and Real Estate segments, partially offset by higher operating results in our Performance Fibers segment. See Item 6 — Selected Financial Data for a reconciliation of EBITDA to Operating Income by segment.

Adjusted CAD is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing LKE tax benefits). We define CAD as Cash Provided by Operating Activities adjusted for capital spending, the tax benefits associated with certain strategic acquisitions, the change in committed cash, and other items which include cash provided by discontinued operations, proceeds from matured energy forward contracts, excess tax benefits on stock-based compensation and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.”

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five years ended December 31 (in millions):

	2010	2009	2008	2007	2006
Cash used for investing activities	$(143)	$(93)	$(330)	$(126)	$(385)

Cash used for financing activities	$(78)	$(202)	$(128)	$(58)	$(30)

Cash provided by operating activities	$495	$307	$340	$324	$307
Capital expenditures	(138)	(92)	(105)	(97)	(105)
LKE tax benefits on third-party real estate sales(a)	—	—	(12)	(4)	(4)
Change in committed cash	12	17	(10)	17	(19)
Excess tax benefits on stock-based compensation	5	3	3	8	4
Other	10	(2)	—	1	(1)

CAD	384	233	216	249	182
Mandatory debt repayments	(1)	(123)	(24)	(163)	(3)

Adjusted CAD	$383	$110	$192	$86	$179

(a)	Represents income taxes which would have been paid had the Company not completed third-party LKE transactions.

Adjusted CAD increased $273 million in 2010 primarily due to the receipt of a $189 million refund related to the AFMC and higher operating results. Adjusted CAD was $110 million in 2009, an $82 million decrease from 2008 primarily due to higher mandatory debt repayments. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Liquidity Facilities

We have a $250 million unsecured revolving credit facility at an interest rate of LIBOR plus 40 basis points. We plan to refinance the facility before it expires in August 2011. At December 31, 2010, the available borrowing capacity was $245 million.

In March 2010, TRS borrowed $75 million under a five-year term loan agreement at LIBOR plus 275 basis points. See Note 11 — Debt for additional information on this agreement and other outstanding debt, as well as for information on covenants which must be met in connection with our installment notes, term loan and the $250 million revolving credit facility.

Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. In February 2011, Standard & Poor’s Ratings Services raised its ratings on Rayonier, including our corporate credit rating, to ‘BBB+’ from ‘BBB’. In April 2010, Moody’s Investors Service raised its investment grade rating from ‘Baa3’ to ‘Baa2’ on our long-term debt and affirmed a ‘Stable’ outlook.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements to provide credit support for certain suppliers/vendors and customers in case of their default on critical obligations, and collateral for certain self-insurance programs that we maintain. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 16 — Guarantees for further discussion.

Contractual Financial Obligations

In addition to using cash flow from operations, we finance our operations through the issuance of debt and by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Balance Sheet, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.

The following table aggregates our contractual financial obligations as of December 31, 2010 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2011	2012-2013	2014-2015	Thereafter
Long-term debt(a)	$698	$—	$323	$360	$15
Current maturities of long-term debt	93	93	—	—	—
Interest payments on long-term debt(b)	122	40	52	29	1
Operating leases — timberland(c)	92	7	14	13	58
Environmental obligations(d)	51	6	38	7	—
Postretirement obligations(e)	33	3	6	7	17
Operating leases — PP&E, offices	12	2	3	3	4
Uncertain tax positions(f)	—	—	—	—	—
Purchase obligations	9	8	1	—	—
Other long-term liabilities	1	—	1	—	—

Total contractual cash obligations	$1,111	$159	$438	$419	$95

(a)	The book value of our long-term debt is currently recorded at $675 million on the Company’s consolidated balance sheet, but upon maturity the liability will be $698 million.
(b)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2010.
(c)	The majority of timberland leases are subject to changes in either the Consumer Price Index or the Producer Price Index.
(d)	These obligations relate to the Jesup mill 2008 consent order. See Environmental Regulation below for additional information on the Jesup mill consent order.
(e)

The amounts represent an estimate of our projected payments related to our unfunded excess pension plan and our postretirement medical and life insurance plans for the next ten years. See Note 19 — Employee Benefit Plans for additional information.

(f)

The settlement date is unknown for approximately $22 million of uncertain tax positions. This amount has been excluded from the table above. See Note 8 — Income Taxes for additional information on uncertain tax positions.

In May 2010, we filed a universal shelf registration, replacing an expiring 2007 shelf registration, giving us the ability to issue and sell an indeterminate amount of various types of debt and equity securities. In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7.0 million common shares for the acquisition of other businesses, assets or properties. As of December 31, 2010, no common shares have been offered or issued under the Form S-4 shelf registration.

New Accounting Standards

See Note 2 — Summary of Significant Accounting Policies for discussion of recently issued accounting pronouncements that will affect our financial results and disclosures in future periods.

Environmental Regulation

Rayonier is subject to stringent environmental laws and regulations concerning air emissions, wastewater discharges, waste handling and disposal, and assessment and remediation of environmental contamination. Such environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws and regulations. Management closely monitors its environmental responsibilities and believes we are in substantial compliance with current environmental requirements. In addition to ongoing compliance with laws and regulations, our facilities operate in accordance with various permits, which are issued by state and federal environmental agencies. Many of these permits impose operating conditions on the Company which require significant expenditures to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions in response to new environmental laws and regulations, or more stringent interpretations of existing laws and regulations. During 2010, 2009 and 2008, we spent approximately $23 million, $10 million and $18 million, respectively, for capital projects related to environmental compliance for ongoing operations. During 2011 and 2012, our capital spending related to environmental compliance for continuing operations is expected to be approximately $20 million and $65 million, respectively. Over the next five years we expect environmental capital spending to total between $130 million and $135 million. The expected increase in environmental spending is primarily due to a 2008 Jesup mill consent order (in which we agreed to implement certain capital improvements relating to the mill’s wastewater treatment) as well as improvement to our manufacturing process and pollution control systems that will comply with the requirements of new or renewed air emission and water discharge permits, and other required improvements for our Performance Fibers mills.

Our discontinued operations with historical environmental contamination are subject to a number of federal, state and local laws. For example, former operations at the SWP wood treating sites used preservative formulations consisting primarily of creosote, pentachlorophenol and chromated-copper arsenate. Investigations performed at the SWP sites over the years have identified releases to soils, groundwater and sediments containing free product and constituents or derivatives of these formulations including, but not limited to, all or some combination of petroleum products, metals (e.g., arsenic, chromium) and/or organics (e.g., volatile organic compounds, phenols, polycyclic aromatic hydrocarbons, dioxins and furans). As it has for many years, SWP continues to actively work with federal and state environmental agencies to undertake appropriate steps to investigate and remediate these sites in accordance with applicable laws. As these requirements change over time, they may mandate more stringent levels of soil and groundwater investigation, remediation and monitoring. While we believe that our current estimates are adequate, future changes to these legal requirements could adversely affect the cost and timing of our activities on these sites.

Notwithstanding Rayonier’s current compliance status, many of its operations are subject to constantly changing environmental requirements which are often the result of legislation, regulation, litigation and negotiation. For additional information see Item 1A — Risk Factors for a discussion of the potential impact of environmental laws and regulations, including climate-related initiatives, on our businesses.

It is the opinion of management that substantial expenditures will be required over the next ten years in the area of environmental compliance. See Note 14 — Liabilities for Dispositions and Discontinued Operations, for additional information regarding the Company’s environmental liabilities.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Other Economic Risks

We are exposed to various market risks, including changes in interest rates, commodity prices and foreign exchange rates. Our objective is to minimize the economic impact of these market risks. We use derivatives in accordance with policies and procedures approved by the Audit Committee of the Board of Directors. Derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes.

Cyclical pricing of commodity market paper pulp is one of the factors which influences Performance Fibers’ prices in the absorbent materials product line. However, as a non-integrated producer of absorbent materials, primarily fluff pulp, for non-papermaking end uses, our absorbent material pricing tends to lag (on both the upturn and downturn) commodity paper pulp prices with pricing adjustments that are less severe. Our cellulose specialty products’ prices are based on market supply and demand and are not correlated to commodity paper pulp prices. In addition, a significant majority of our cellulose specialty products are under long-term volume contracts that extend into 2013 and 2014.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2010 was $768 million compared to $655 million in carrying value. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Our percentage of debt with fixed interest rates was 85 percent as of December 31, 2010. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2010 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $20 million.

We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. At December 31, 2010, we had no fuel oil or natural gas contracts outstanding.

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2010.

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

In the quarter ended December 31, 2010, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

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

Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive officer and financial and accounting officer, is available on our website, www.rayonier.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website.

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

See Item 15 (a)(3).

(c) Financial Statement Schedules:

See Item 15 (a)(2).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

The management of Rayonier Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our system of internal controls over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. The report on the Company’s internal control over financial reporting as of December 31, 2010, is on page F-3.

L.M. Thomas

Chairman and Chief Executive Officer

February 23, 2011

H. E. Vanden Noort

Senior Vice President and Chief Financial Officer

February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rayonier Inc.

Jacksonville, Florida

We have audited the internal control over financial reporting of Rayonier Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 23, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 23, 2011

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31,

(Thousands of dollars, except per share data)

	2010	2009	2008
SALES	$1,315,233	$1,168,567	$1,271,048

Costs and Expenses
Cost of sales	990,099	914,772	991,894
Selling and general expenses	67,102	62,633	64,503
Other operating income, net (Note 3)	(10,519)	(221,172)	(12,500)

	1,046,682	756,233	1,043,897
Equity in income (loss) of New Zealand joint venture	1,033	(2,826)	(715)

OPERATING INCOME BEFORE GAIN ON SALE OF A PORTION OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	269,584	409,508	226,436
Gain on sale of a portion of the interest in the New Zealand joint venture (Note 6)	12,367	—	—

OPERATING INCOME	281,951	409,508	226,436
Interest expense	(50,463)	(52,441)	(50,729)
Interest and miscellaneous income, net	1,315	1,810	2,312

INCOME BEFORE INCOME TAXES	232,803	358,877	178,019
Income tax expense	(15,217)	(46,336)	(29,436)

NET INCOME	217,586	312,541	148,583

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	4,162	15,980	(23,508)
Joint venture cash flow hedges	837	(2,305)	—
Employee Benefit Plans
Retiree benefit plan amendment, net of income tax expense of $7,662 in 2008	—	—	16,377
Gain (loss) from amortization of pension and postretirement plans, net of income tax benefit (expense) of $1,570, ($1,401), and $27,120	6,385	4,879	(65,527)

COMPREHENSIVE INCOME	$228,970	$331,095	$75,925

EARNINGS PER COMMON SHARE
Basic earnings per share	$2.71	$3.95	$1.89

Diluted earnings per share	$2.68	$3.91	$1.87

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Thousands of dollars)

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$349,463	$74,964
Accounts receivable, less allowance for doubtful accounts of $387 and $1,150	82,640	103,740
Inventory (Note 10)	110,035	88,504
Income tax and alternative fuel mixture credit receivable	21,734	192,579
Prepaid and other current assets	45,314	49,909

Total current assets	609,186	509,696

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,137,931	1,188,559
PROPERTY, PLANT AND EQUIPMENT
Land	24,752	24,789
Buildings	131,100	126,443
Machinery and equipment	1,350,812	1,275,955

Total property, plant and equipment	1,506,664	1,427,187
Less — accumulated depreciation	(1,121,360)	(1,082,248)

	385,304	344,939

INVESTMENT IN JOINT VENTURE (NOTE 6)	68,483	50,999
OTHER ASSETS	162,749	158,738

	$2,363,653	$2,252,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$57,985	$58,584
Bank loans and current maturities	93,057	4,650
Accrued taxes	10,337	11,994
Accrued payroll and benefits	25,466	23,764
Accrued interest	6,206	6,512
Accrued customer incentives	9,759	25,644
Accrued professional fees	10,276	10,483
Other current liabilities	20,362	22,832
Current liabilities for dispositions and discontinued operations (Note 14)	11,500	10,648

Total current liabilities	244,948	175,111

LONG-TERM DEBT	675,103	694,999
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 14)	81,660	87,943
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 19)	66,335	111,662
OTHER NON-CURRENT LIABILITIES	44,025	37,010
COMMITMENTS AND CONTINGENCIES (Notes 15, 16 and 17)
SHAREHOLDERS’ EQUITY
Common Shares, 240,000,000 and 120,000,000 shares authorized, 80,682,093 and 79,541,974 shares issued and outstanding	602,882	561,962
Retained earnings	717,058	663,986
Accumulated other comprehensive loss	(68,358)	(79,742)

	1,251,582	1,146,206

	$2,363,653	$2,252,931

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Thousands of dollars)

	2010	2009	2008
OPERATING ACTIVITIES
Net income	$217,586	$312,541	$148,583
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	143,406	158,371	168,239
Non-cash cost of real estate sold	6,692	7,634	11,145
Stock-based incentive compensation expense	15,223	15,754	13,344
Gain on sale of a portion of interest in the New Zealand joint venture	(11,545)	—	—
Amortization of convertible debt discount	8,160	6,517	5,437
Deferred income taxes	14,936	(6,260)	11,576
Excess tax benefits on stock-based compensation	(5,411)	(2,720)	(3,248)
Other	11,309	11,080	6,255
Changes in operating assets and liabilities:
Receivables	20,774	(26,863)	1,794
Inventories	(27,693)	9,202	(15,946)
Accounts payable	(4,606)	(12,552)	6,128
Income tax and alternative fuel mixture credit receivable	170,845	(190,694)	9,513
Other current assets	2,573	(3,793)	(4,383)
Accrued liabilities	(12,805)	28,317	(7,245)
Other assets	(1,863)	1,422	4,736
Other non-current liabilities	(43,559)	7,438	(8,080)
Expenditures for dispositions and discontinued operations	(8,632)	(8,095)	(7,660)

CASH PROVIDED BY OPERATING ACTIVITIES	495,390	307,299	340,188

INVESTING ACTIVITIES
Capital expenditures	(138,449)	(91,667)	(104,806)
Purchase of timberlands	(5,360)	—	(229,701)
Purchase of real estate	—	—	(4,336)
Change in restricted cash	(8,231)	1,399	8,523
Other	9,384	(2,476)	(71)

CASH USED FOR INVESTING ACTIVITIES	(142,656)	(92,744)	(330,391)

FINANCING ACTIVITIES
Issuance of debt (Note 11)	157,000	267,500	173,800
Repayment of debt	(96,650)	(307,643)	(152,685)
Dividends paid	(163,673)	(158,218)	(156,978)
Proceeds from the issuance of common shares	26,314	11,115	8,265
Excess tax benefits on stock-based compensation	5,411	2,720	3,248
Purchase of exchangeable note hedge (Note 11)	—	(23,460)	—
Proceeds from issuance of warrant (Note 11)	—	12,506	—
Debt issuance costs	(561)	(4,678)	—
Repurchase of common shares	(6,028)	(1,388)	(3,979)

CASH USED FOR FINANCING ACTIVITIES	(78,187)	(201,546)	(128,329)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(48)	270	(864)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	274,499	13,279	(119,396)
Balance, beginning of year	74,964	61,685	181,081

Balance, end of year	$349,463	$74,964	$61,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$39,991	$41,433	$42,691

Income taxes	$11,776	$8,824	$12,752

Non-cash investing activity:
Capital assets purchased on account	$12,388	$8,722	$8,675

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS

Rayonier Inc. (“Rayonier” or “the Company”) is a leading international forest products company primarily engaged in timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. The Company owns, leases or manages approximately 2.4 million acres of timberland and real estate located in the United States and New Zealand. Included in this property is over 0.2 million acres of high value real estate located primarily along the coastal region from Savannah, Georgia to Daytona Beach, Florida, which is referred to as the “coastal corridor.” The Company owns and operates two specialty cellulose fibers mills in the United States. In addition, the Company manufactures lumber in three sawmills in Georgia and engages in the trading of logs.

Rayonier operates in four reportable business segments: Timber, Real Estate, Performance Fibers, and Wood Products. See Note 4 — Segment and Geographical Information for further discussion.

The Company is a Real Estate Investment Trust (“REIT”). The Company is generally not required to pay federal income taxes on its U.S. timber harvest earnings and other REIT operations contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The U.S. timber operations are primarily conducted by the Company’s wholly-owned subsidiary, Rayonier Forest Resources, L.P. (“RFR”). Non-REIT qualifying and certain foreign operations, which are subject to corporate-level tax on earnings, are operated by our wholly-owned taxable subsidiary, Rayonier TRS Holdings Inc. (“TRS”). These operations include the Performance Fibers, Wood Products and trading businesses, as well as the Real Estate segment’s entitlement and sale of higher and better use (“HBU”) properties.

Timber

The Company’s Timber segment owns, leases or manages approximately 2.3 million acres of timberlands located in the U.S. and New Zealand. The Timber segment conducts activities that relate to the harvesting of timber in addition to managing timberlands and selling timber and logs to third parties.

Real Estate

Rayonier has invested in timberlands seeking to maximize its total return from a full cycle of ownership, which includes selling portions of its asset base to capture the appreciated value. An increasing portion of Rayonier’s acreage has become more valuable for development, recreational or conservation purposes than for growing timber. As a result, the Company has expanded its focus to include more value-added real estate activities such as seeking entitlements. The Company’s Real Estate subsidiary, TerraPointe LLC, owns approximately 0.1 million acres.

Performance Fibers

Rayonier is a manufacturer of high-performance cellulose fibers with two production facilities in Jesup, Georgia and Fernandina Beach, Florida, which have a combined annual capacity of approximately 745,000 metric tons. These fiber products are sold throughout the world to companies that produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles, electronics and various industrial applications. Approximately 61 percent of performance fiber sales are to export customers, primarily in Asia and Europe.

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

Wood Products

The Company operates and sells dimension lumber products through three lumber manufacturing facilities in the southeastern U.S.

Other

Rayonier operates a log trading business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rayonier and its subsidiaries, in which it has a majority ownership or controlling interest. All intercompany balances and transactions are eliminated. For income tax purposes, the Company files two U.S. federal income tax returns, one for REIT operations and a consolidated filing for TRS operations, as well as numerous state, local and foreign income tax returns.

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

Timber

Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing of timber including real estate taxes, lease rental payments and site preparation are capitalized. Such accumulated costs attributed to merchantable timber are charged to cost of goods sold (depletion) at the time the timber is harvested or when the underlying

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

timberland is sold based on the relationship of timber sold to the estimated volume of currently merchantable timber. Upon the acquisition of timberland, the Company makes a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. This determination is based on the geographic location of the new timber, the customers/markets that will be served and the species mix. If the acquisition is similar, the cost of the acquired timber is combined into an existing depletion pool and a new depletion rate is calculated for the pool. This determination and depletion rate adjustment normally occurs in the quarter following the acquisition, concurrent with the harvesting of the acquired timber.

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

See Note 5 — Fair Value Measurements and Note 19 — Employee Benefit Plans for additional information on the Company’s fair value disclosures.

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

Financial Instruments

The Company is exposed to various market risks, including changes in interest rates and commodity prices. The Company’s objective is to partially mitigate the economic impact of these market risks. Derivatives are used, as noted below, in accordance with policies and procedures approved by the Audit Committee of the Board of Directors and are managed by a senior executive committee, whose responsibilities include initiating, managing and monitoring resulting exposures. The Company does not enter into such financial instruments for trading or speculative purposes.

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

See Note 5 — Fair Value Measurements for additional information on the Company’s derivative financial instruments.

Revenue Recognition

The Company generally recognizes revenues when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred, (iii) the Company’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Revenue from the sale of timber is recorded when title passes to the buyer. Timber sales are either sales of delivered logs or stumpage sales. Stumpage sales in the Eastern and Western regions are primarily made on a pay-as-cut basis. These contracts generally require a minimum 15 percent initial payment and title and risk of loss are transferred when the timber is cut. Sales of delivered logs generally do not require an initial payment and are made to third-party customers on open credit terms.

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

The Company has established liabilities to remediate and monitor sites related to dispositions or discontinued operations from which no current or future benefit is discernible. These obligations are established based on payments over the next 20 years and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2011 through 2030, reflects the time in which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the Company adjusts its recorded liabilities appropriately. Environmental liabilities are accounted for on an undiscounted basis and are reflected in current and non-current “Liabilities for dispositions and discontinued operations” in the Consolidated Balance Sheet.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company recognizes the effect of a change in income tax rates on deferred tax assets and liabilities in the Consolidated Statement of Income and Comprehensive Income in the period that includes the enactment date of the rate change. The Company records a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

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

The Company’s income tax returns are subject to audit by U.S. federal, state and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, the Company records a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. The Company records a liability for an uncertain tax position that does not meet this criterion. The Company adjusts its liabilities for unrecognized tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. Liabilities for unrecognized tax benefits are included in “Other current liabilities” and “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. See Note 8 — Income Taxes for additional information.

New or Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to consolidation which replaced the quantitative-based risks and rewards calculation for determining which enterprise has a controlling interest in a variable interest entity with an approach primarily qualitative in nature. This Standard requires additional disclosures about an enterprise’s involvement in variable interest entities and was effective January 1, 2010 for Rayonier. The Company’s application of this guidance had no effect on the accompanying consolidated financial statements. See Note 5 — Fair Value Measurements for additional information about the Company’s variable interest entity.

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

stringent conditions for reporting a transfer of a portion of a financial asset as a sale. Entities formerly classified as QSPEs are now evaluated for consolidation under the provisions related to the consolidation of controlling and non-controlling interests in an entity. Under the new guidance, the Company’s investment in a special-purpose entity does not require consolidation. See Note 5 — Fair Value Measurements for additional information about this entity.

3.	ALTERNATIVE FUEL MIXTURE CREDIT (“AFMC”) AND CELLULOSIC BIOFUEL PRODUCER CREDIT (“CBPC”)

The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. The AFMC was a $.50 per gallon refundable excise tax credit (which the Company believes is not taxable), while the CBPC was a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity’s tax liability. Rayonier produces and uses an alternative fuel (“black liquor”) at its Jesup, Georgia and Fernandina Beach, Florida Performance Fibers mills, which qualified for both credits. Rayonier claimed the AFMC credit on its 2009 tax return, and accordingly, the 2009 Consolidated Statement of Income and Comprehensive Income includes income of $205.2 million, net of associated expenses, recorded in “Other operating income, net” for black liquor produced and used.

In October 2010, the Internal Revenue Service (“IRS”) released clarification that both the AFMC and CBPC can be claimed in the same taxable year for different volumes of black liquor. Rayonier received approval from the IRS to claim the CBPC credit. As a result, the 2010 Consolidated Statement of Income and Comprehensive Income includes a tax credit of $24.3 million recorded in “income tax expense” for black liquor produced and used in 2009, which was not eligible for the AFMC.

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

Two customers in the Performance Fibers segment represented 14 percent and 10 percent of the Company’s consolidated sales in 2010, respectively. Three customers in the Performance Fibers segment represented 13 percent, 12 percent and 11 percent of the Company’s consolidated sales in 2009, respectively, and two customers in the Performance Fibers segment represented 12 percent and 10 percent of the Company’s consolidated sales in 2008.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

4.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Segment information for each of the three years ended December 31, 2010 follows (in millions of dollars):

	Sales
	2010	2009	2008
Timber	$177	$159	$199
Real Estate	96	101	127
Performance Fibers	881	839	798
Wood Products	68	51	86
Other Operations	102	38	61
Intersegment Eliminations(a)	(9)	(19)	—

Total	$1,315	$1,169	$1,271

(a)	Intersegment eliminations reflect sales from our Timber segment to our Performance Fibers segment.

	Operating Income/(Loss)
	2010	2009	2008
Timber	$33	$7	$31
Real Estate	53	56	80
Performance Fibers	214	184	149
Wood Products	2	(11)	(7)
Other Operations(a)	1	(3)	3
Corporate and other(b)	(21)	177	(30)

Total	$282	$410	$226

(a)

2010, 2009, and 2008 include a $1.1 million loss, a $2.3 million loss and a $3.2 million gain, respectively, for foreign currency transaction gains or losses related to the Company’s foreign operations.

(b)

2010 includes a $12 million gain from the sale of a portion of the Company’s interest in its New Zealand JV. 2009 includes $205 million related to the AFMC. See Note 6 — Joint Venture Investment and Note 3 — Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

	Gross Capital Expenditures
	2010	2009	2008
Timber(a)	$41	$32	$265
Real Estate	—	—	4
Performance Fibers	98	59	67
Wood Products	1	1	2
Corporate and other	4	—	1

Total	$144	$92	$339

(a)	Includes strategic timberland acquisitions of $5 million, $0 and $230 million in 2010, 2009 and 2008, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

4.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	Depreciation, Depletion and Amortization
	2010	2009	2008
Timber	$59	$70	$85
Real Estate	22	24	21
Performance Fibers	58	58	56
Wood Products	3	5	5
Corporate and other	1	1	1

Total	$143	$158	$168

	Identifiable Assets
	2010	2009
Timber	$1,260	$1,260
Real Estate	86	71
Performance Fibers	551	518
Wood Products	20	22
Other Operations	26	19
Corporate and other	421	363

Total	$2,364	$2,253

	Sales by Product Line
	2010	2009	2008
Timber	$177	$159	$199
Real Estate
Development	3	3	5
Rural	28	32	48
Non-Strategic Timberlands	65	66	74

Total Real Estate	96	101	127

Performance Fibers
Cellulose specialties	686	658	600
Absorbent materials	195	181	198

Total Performance Fibers	881	839	798

Wood Products	68	51	86
Other	93	19	61

Total Sales	$1,315	$1,169	$1,271

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2010	2009	2008	2010	2009	2008	2010	2009
United States	$1,228	$1,136	$1,220	$268	$416	$223	$2,266	$2,176
New Zealand	87	33	39	14	(6)	3	97	77
All other	—	—	12	—	—	—	1	—

Total	$1,315	$1,169	$1,271	$282	$410	$226	$2,364	$2,253

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

4.	SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	Sales by Destination
	2010	%	2009	%	2008	%
United States	$693	53	$626	53	$720	57
China	213	16	189	16	149	12
Europe	152	12	159	14	163	13
Japan	129	10	107	9	122	10
Other Asia	49	4	30	3	47	4
Latin America	35	3	23	2	31	2
New Zealand	17	1	12	1	15	1
Canada	10	1	6	1	6	—
All other	17	—	17	1	18	1

Total Sales	$1,315	100	$1,169	100	$1,271	100

The majority of sales to foreign countries are denominated in U.S. dollars.

5.	FAIR VALUE MEASUREMENTS

Commodity Swap Agreements

At December 31, 2010 and 2009, the Company had no fuel oil or natural gas hedges outstanding.

The impact of derivative instruments and their location within the Consolidated Statements of Income and Comprehensive Income was as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	2010	2009	2008
Commodity swap agreements	Other operating income, net	$—	$1,286	$(3,496)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2010 and 2009, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	2010		2009
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$349,463	$349,463	$74,964	$74,964
Short-term debt	(93,057)	(98,042)	(4,650)	(4,650)
Long-term debt	(675,103)	(783,080)	(694,999)	(790,763)

Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and cash equivalents — The carrying amount is equal to fair market value.

Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities.

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

assets. Rayonier maintains a $2.6 million interest in the entity and receives immaterial cash payments equal to the excess of interest received on the installment note over the interest paid on the Senior Secured Notes. The Company’s interest is recorded at fair value and is included in “Other Assets” in the Consolidated Balance Sheets. During the years ended December 31, 2010, 2009 and 2008, de minimus fair value adjustments were recorded.

In addition, the Company calculated and recorded a de minimus guarantee liability to reflect its obligation of up to $2.6 million under a make-whole agreement pursuant to which it guaranteed certain obligations of the entity. This guarantee obligation is also collateralized by the letter of credit. The Company’s interest in the entity, together with the make-whole agreement, represents the maximum exposure to loss as a result of the Company’s involvement with the special-purpose entity. Upon maturity of the Senior Secured Notes in 2019 and termination of the special-purpose entity, Rayonier will receive the remaining $2.6 million of cash. The Company determined, based upon an analysis under the variable interest entity guidance, that it does not have the power to direct activities that most significantly impact the entity’s economic success. Therefore, Rayonier is not the primary beneficiary and is not required to consolidate the entity.

Assets measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at December 31, 2010	Level 2	Carrying Value at December 31, 2009	Level 2
Investment in special-purpose entity	$2,879	$2,879	2,733	2,733

The fair value of the investment in the special-purpose entity is determined by summing the discounted value of future principal and interest payments that Rayonier will receive from the special-purpose entity. The interest rate of a similar instrument is used to determine the discounted value of the payments.

6.	JOINT VENTURE INVESTMENT

The Company holds a 26 percent interest in Matariki Forestry Group (“Matariki”), a JV that owns or leases approximately 0.3 million acres of New Zealand timberlands. In addition to the investment, Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business.

In February 2010, the JV sold a 35 percent interest in the JV to a new investor for NZ$167 million. Matariki issued new shares to the investor and used all the proceeds to pay down a portion of its outstanding NZ$367 million debt. Upon closing, Rayonier’s ownership interest in Matariki declined from 40 percent to 26 percent. As a result of this transaction, results for 2010 include a gain of $11.5 million, net of $0.9 million in tax, or $0.14 per diluted share.

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

In the second quarter of 2009, as a result of distressed capital markets and the weak global economic conditions, Rayonier and its JV partners decided to discontinue the sale process and continue with ongoing operations. Accordingly, the operating results are included in continuing operations in the Consolidated Statements of Income and Comprehensive Income for all periods presented.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

7.	OTHER ASSETS

Included in Other Assets are non-current prepaid and deferred income taxes, restricted cash, HBU real estate not expected to be sold within the next 12 months, manufacturing and maintenance supplies not expected to be utilized within the next 12 months, and other deferred expenses including debt issuance and capitalized software costs.

In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2010 and 2009, the Company had $8.3 million and $0.1 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method. At December 31, 2010 and 2009, capitalized debt issuance costs were $6.9 million and $9.0 million, respectively. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. At December 31, 2010 and 2009, capitalized software costs were $4.4 million and $3.7 million, respectively.

8.	INCOME TAXES

In general, only the taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualified activities, are subject to corporate income taxes. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2010 and 2012 through 2013. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on TRS income and certain property sales.

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

Provision for Income Taxes

The (provision for)/benefit from income taxes consisted of the following:

	2010	2009	2008
Current
U.S. federal	$973	$(50,586)	$(16,335)
State	(12)	(1,493)	(600)
Foreign	(1,242)	(517)	1,367

	(281)	(52,596)	(15,568)

Deferred
U.S. federal	(14,554)	4,829	605
State	(1,283)	567	(265)
Foreign	69	839	(6,750)

	(15,768)	6,235	(6,410)

Changes in valuation allowance	832	25	(7,458)

Total	$(15,217)	$(46,336)	$(29,436)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

8.	INCOME TAXES (Continued)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is as follows:

	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
REIT income not subject to federal tax	(16.8)	(13.0)	(19.7)
Permanent differences/other	0.3	(0.4)	(0.3)

Income tax rate before discrete items	18.5%	21.6%	15.0%
Taxing authority settlements and unrecognized tax benefit adjustments	(1.1)	4.6	(2.9)
Change in valuation allowance	(0.4)	—	4.2
CBPC and AFMC(a)	(10.5)	(13.3)	—
Return to accrual adjustment/other	—	—	0.2

Income tax rate as reported	6.5%	12.9%	16.5%

(a)

The CBPC impacted the 2010 tax rate, while the AFMC impacted the 2009 tax rate. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

The effective tax rate, before discrete items, decreased in 2010 from 2009 due to proportionately higher earnings from the REIT. The effective tax rate, before discrete items, increased in 2009 from 2008 mainly due to proportionately higher earnings from TRS. The Company’s effective tax rate is below the 35 percent U.S. statutory rate primarily due to tax benefits associated with being a REIT, and the CBPC and AFMC.

Deferred Taxes

Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax asset (liability) for the two years ended December 31, were as follows:

	2010	2009
Gross deferred tax assets:
Liabilities for dispositions and discontinued operations	$34,416	$36,353
Pension, postretirement and other employee benefits	37,653	49,918
Foreign and state NOL carryforwards	18,225	18,561
Foreign and state tax credit carryforwards	13,795	8,513
Other	18,726	22,922

Total gross deferred tax assets	122,815	136,267
Less: Valuation allowance	(23,944)	(25,035)

Total deferred tax assets after valuation allowance	98,871	111,232

Gross deferred tax liabilities:
Accelerated depreciation	(65,683)	(56,741)
Repatriation of foreign earnings	(4,959)	(4,589)
Other	(5,309)	(13,270)

Total gross deferred tax liabilities	(75,951)	(74,600)

Net deferred tax asset	$22,920	$36,632

Current portion of deferred tax asset	$15,506	$13,047
Noncurrent portion of deferred tax asset	14,190	31,021
Current portion of deferred tax liability	—	—
Noncurrent portion of deferred tax liability	(6,776)	(7,436)

Net deferred tax asset	$22,920	$36,632

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

8.	INCOME TAXES (Continued)

Included above are the following foreign and state net operating loss (“NOL”) and tax credit carryforwards as of December 31, 2010:

Item	Gross Amount	Valuation Allowance	Expiration
New Zealand NOL Carryforwards	$18,727	$(5,243)	None
State NOL Carryforwards	226,850	(12,982)	15 years
State and Foreign Tax Credits	8,430	(5,719)	10 years
Cellulosic Biofuel Producer Credit	5,365	—	5 years

In 2010 and 2009, the Company recorded excess tax benefits of $5.4 million and $2.7 million, respectively, related to stock-based compensation. These amounts were credited directly to shareholders’ equity and are not included in the consolidated tax provisions.

Tax Statutes

The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Periods
U.S. Internal Revenue Service	2007 – 2010
State of Alabama	2005 – 2010
State of Florida	2003 – 2010
State of Georgia	2005 – 2010
New Zealand Inland Revenue	2006 – 2010

The IRS has indicated it intends to examine the Company’s tax returns for 2008 and 2009. The Company believes its reported tax positions are technically sound and its uncertain tax position liabilities at December 31, 2010 adequately reflect the probable resolution of these items.

Unrecognized Tax Benefits

In accordance with generally accepted accounting principles, we recognize the impact of a tax position if a position is “more likely than not” to prevail.

(a)	A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

	2010	2009	2008
Balance at January 1,	$17,973	$3,906	$11,030
Decreases related to prior year tax positions	(1,057)	(533)	(233)
Increases related to current year tax positions	5,780	16,000	—
Payments	(116)	(1,400)	(3,156)
Settlements	—	—	(3,767)
Reclassifications	—	—	32

Balance at December 31,	$22,580	$17,973	$3,906

(b)

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2010, 2009 and 2008 is $18.6 million, $18.0 million, and $2.8 million, respectively. At December 31, 2010 the amount of unrecognized tax benefits that, if recognized, would decrease prepaid tax assets is $4.0 million. Prepaid tax assets are reported in “Other assets” on the Company’s Consolidated Balance Sheet.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

8.	INCOME TAXES (Continued)

(c)

The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. For the year ended December 31, 2010, the Company recorded a benefit of $0.3 million for interest on the above unrecognized tax benefits. For the years ended December 31, 2009 and 2008, the Company recorded interest expense of $0.3 million and $0.4 million, respectively. The Company has recorded liabilities of approximately $0.6 million and $0.9 million for the payment of interest and penalties at December 31, 2010 and 2009, respectively.

(d)	It is reasonably possible that within 12 months of December 31, 2010 the following unrecognized tax benefits could significantly decrease:

(i)	U.S. federal tax issue relating to refundable income tax credits.

•	The event that would cause such a change is an examination of the refundable tax credits by the IRS.

•	An estimate of the reasonably possible change is a decrease in income tax liability of $15.0 million.

(e)	It is reasonably possible that within 12 months of December 31, 2010 the following uncertain tax position could result in a change in tax benefits previously recognized:

(i)	U.S. federal tax issue relating to refundable income tax credits.

•	The event that would cause such a change is an examination of the refundable tax credits by the IRS.

•	An estimate of the reasonably possible change is an increase in income tax liability of $60.4 million.

9.	EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares, restricted shares and convertible debt. In 2010, 2009 and 2008, the shares that were excluded from the computation of diluted EPS due to their anti-dilutive effect totaled 205,614, 966,019 and 862,681, respectively.

The 2009 and 2007 issuances of the Senior Exchangeable Notes did not have an impact in determining diluted shares since the average stock price for the periods presented did not exceed the strike prices of $50.24 and $54.81, respectively. See Note 11 — Debt for additional information.

The following table provides details of the calculation of basic and diluted EPS for the three years ended December 31:

	2010	2009	2008
Net income	$217,586	$312,541	$148,583

Shares used for determining basic earnings per common share	80,160,183	79,052,479	78,476,635
Dilutive effect of:
Stock options	395,845	366,098	585,681
Performance and restricted shares	689,546	601,723	366,917

Shares used for determining diluted earnings per common share	81,245,574	80,020,300	79,429,233

Basic earnings per common share	$2.71	$3.95	$1.89

Diluted earnings per common share	$2.68	$3.91	$1.87

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

10.	INVENTORY

As of December 31, 2010 and 2009, Rayonier’s inventory included the following:

	2010	2009
Finished goods(a)	$84,013	$70,548
Work in progress	6,041	8,884
Raw materials	17,517	6,829
Manufacturing and maintenance supplies	2,464	2,243

Total inventory	$110,035	$88,504

(a)	Includes $2.9 million and $5.7 million of HBU real estate held for sale at December 31, 2010 and 2009, respectively.

11.	DEBT

Rayonier’s debt consisted of the following at December 31, 2010 and 2009:

	2010	2009
Revolving credit facility borrowings at a weighted average interest rate of 3.25% at December 31, 2009	$—	$10,000
Senior Exchangeable Notes due 2012 at a fixed interest rate of 3.75%(a)	288,135	282,020
Senior Exchangeable Notes due 2015 at a fixed interest rate of 4.50%(a)	161,358	159,312
Installment notes due 2011-2014 at fixed interest rates of 8.49% to 8.64%	205,557	205,557
Pollution control and solid waste bonds due 2012-2020 at variable interest rates of 2.54% to 2.55% at December 31, 2010	38,110	38,110
Pollution control and industrial revenue bonds at a fixed interest rate of 6.20% (retired in January 2010)	—	4,650
Term loan due 2015 at a variable interest rate of 3.02% at December 31, 2010	75,000	—

Total debt	768,160	699,649
Less: Current maturities and short-term borrowings	(93,057)	(4,650)

Long-term debt	$675,103	$694,999

Principal payments due during the next five years and thereafter are as follows:

2011	$93,057
2012	323,110	(a)
2013	—
2014	112,500
2015	247,500	(a)
Thereafter	15,000

Total Debt	$791,167

(a)

Our Senior Exchangeable Notes maturing in 2012 were discounted by $11.9 million and $18.0 million as of December 31, 2010 and 2009, respectively, but upon maturity the liability will be $300.0 million. Our Senior Exchangeable Notes maturing in 2015 were discounted by $11.1 million and $13.2 million as of December 31, 2010 and 2009, but upon maturity the liability will be $172.5 million.

The Company has a $250 million unsecured revolving credit facility at an interest rate of LIBOR plus 40 basis points. We plan to refinance the facility before it expires in August 2011. The Company had $245 million and $235 million of available borrowings at December 31, 2010 and 2009, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

11.	DEBT (Continued)

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

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

11.	DEBT (Continued)

The amounts related to convertible debt in the Consolidated Balance Sheets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Liabilities:
Principal amount of debt
4.50% Senior Exchangeable Notes	$172,500	$172,500
3.75% Senior Exchangeable Notes	300,000	300,000
Unamortized discount
4.50% Senior Exchangeable Notes	(11,142)	(13,187)
3.75% Senior Exchangeable Notes	(11,865)	(17,980)

Net carrying amount of debt	$449,493	$441,333
Equity:
Common stock	$28,092	$28,092

The unamortized discounts for the 4.50% and 3.75% Senior Exchangeable Notes will be amortized through August 2015 and October 2012, respectively. The amount of interest related to the convertible debt recognized in the Consolidated Statements of Income and Comprehensive Income for the three years ended December 31 is as follows:

	2010	2009	2008
Contractual interest coupon
4.50% Senior Exchangeable Notes	$7,763	$2,911	$—
3.75% Senior Exchangeable Notes	11,250	11,250	11,250
Amortization of debt discount
4.50% Senior Exchangeable Notes	2,045	750	—
3.75% Senior Exchangeable Notes	6,115	5,767	5,437

Total interest expense recognized	$27,173	$20,678	$16,687

The effective interest rate on the liability component of both issues for the years ended December 31, 2010, 2009 and 2008 was 6.21%.

Debt Covenants

In connection with the Company’s installment notes, term loan and the $250 million revolving credit facility, covenants must be met, including ratios based on the facility’s definition of EBITDA (“Covenant EBITDA”). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. The Company’s dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations (“Covenant FFO”) plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold. Under a covenant relating to the $206 million of installment notes, RFR may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings. At December 31, 2010, the Company is in compliance with all covenants.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

11.	DEBT (Continued)

The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2010, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	8.59 to 1	6.09
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.83 to 1	2.17
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	11.32 to 1	8.82
Dividends paid should not exceed 90 percent of Covenant FFO	90%	40%	50%

In addition to the financial covenants listed above, the installment notes, term loan and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier, among others. An asset sales covenant in the RFR installment note related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sale proceeds for individual sales greater than $10 million (the “excess proceeds”) in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During March 2010, the excess proceeds exceeded the $50 million limit and as a result, repayment of $53 million was offered to the note holders. The note holders declined the offer and the excess proceeds were reset to zero. The amount of excess proceeds was $27.2 million and $19.8 at December 31, 2010 and 2009, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

12.	SHAREHOLDERS’ EQUITY

An analysis of shareholders’ equity for each of the three years ended December 31, 2010 is shown below:

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2007	78,216,696	$506,649	$518,618	$(25,638)	$999,629
Net income	—	—	148,583	—	148,583
Dividends ($2.00 per share)	—	—	(157,270)	—	(157,270)
Issuance of shares under incentive stock plans	690,031	8,265	—	—	8,265
Stock-based compensation	—	13,344	—	—	13,344
Excess tax benefit on stock-based compensation	—	3,248	—	—	3,248
Repurchase of common shares	(92,296)	(3,979)	—	—	(3,979)
Net loss from pension and postretirement plans	—	—	—	(65,527)	(65,527)
Retiree medical benefit plan amendment	—	—	—	16,377	16,377
Foreign currency translation adjustment	—	—	—	(23,508)	(23,508)
Other	—	(225)	—	—	(225)

Balance, December 31, 2008	78,814,431	$527,302	$509,931	$(98,296)	$938,937
Net income	—	—	312,541	—	312,541
Dividends ($2.00 per share)	—	—	(158,486)	—	(158,486)
Issuance of shares under incentive stock plans	776,905	11,115	—	—	11,115
Equity portion of convertible debt (Note 11)	—	8,850	—	—	8,850
Warrants and hedge, net (Note 11)	—	(2,391)	—	—	(2,391)
Stock-based compensation	—	15,754	—	—	15,754
Excess tax benefit on stock-based compensation	—	2,720	—	—	2,720
Repurchase of common shares	(49,362)	(1,388)	—	—	(1,388)
Net gain from pension and postretirement plans	—	—	—	4,879	4,879
Foreign currency translation adjustment	—	—	—	15,980	15,980
Joint venture cash flow hedges	—	—	—	(2,305)	(2,305)

Balance, December 31, 2009	79,541,974	$561,962	$663,986	$(79,742)	$1,146,206
Net income	—	—	217,586	—	217,586
Dividends ($2.04 per share)	—	—	(164,514)	—	(164,514)
Issuance of shares under incentive stock plans	1,276,227	26,314	—	—	26,314
Stock-based compensation	—	15,223	—	—	15,223
Excess tax benefit on stock-based compensation	—	5,411	—	—	5,411
Repurchase of common shares	(136,108)	(6,028)	—	—	(6,028)
Net gain from pension and postretirement plans	—	—	—	6,385	6,385
Foreign currency translation adjustment	—	—	—	4,162	4,162
Joint venture cash flow hedges	—	—	—	837	837

Balance, December 31, 2010	80,682,093	$602,882	$717,058	$(68,358)	$1,251,582

The table below summarizes the tax characteristics of the cash dividend paid to shareholders for the three years ended December 31, 2010:

	2010	2009	2008
Capital gain	$2.04	$1.55	$1.82
Non-taxable return of capital	—	0.45	0.18

Total cash dividend per common share	$2.04	$2.00	$2.00

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

AOCI was comprised of the following as of December 31, 2010 and 2009:

	2010	2009
Foreign currency translation adjustments	$30,931	$26,769
Joint venture cash flow hedges(a)	(1,468)	(2,305)
Unrecognized components of employee benefit plans, net of tax	(97,821)	(104,206)

Total	$(68,358)	$(79,742)

(a)

Rayonier records its proportionate share of the JV’s cash flow hedges, as increases or decreases to “Investment in Joint Venture” with corresponding adjustments to “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets.

14.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS

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

An analysis of activity in the liabilities for dispositions and discontinued operations for the three years ended December 31, 2010 follows:

	2010	2009	2008
Balance, January 1	$98,591	$104,575	$113,685
Expenditures charged to liabilities	(8,632)	(8,095)	(7,660)
Increase (reduction) to liabilities	3,201	2,111	(1,450)

Balance, December 31	93,160	98,591	104,575
Less: Current portion	(11,500)	(10,648)	(8,214)

Non-current portion	$81,660	$87,943	$96,361

The Company discloses specific site liabilities that exceed 10 percent of the total liabilities for dispositions and discontinued operations at December 31, 2010. An analysis of the activity for the two years ended December 31, 2010 is as follows:

	Activity (in millions) as of December 31,
Sites	Liability 2008	Expenditures	Revisions to Estimates	Liability 2009	Expenditures	Revisions to Estimates	Liability 2010
Augusta, Georgia	$14.0	$(0.9)	$2.0	$15.1	$(1.3)	$1.1	$14.9
Spartanburg, South Carolina	15.6	(0.5)	(0.2)	14.9	(0.8)	0.2	14.3
East Point, Georgia	13.0	(1.2)	2.9	14.7	(1.1)	(1.3)	12.3
Baldwin, Florida	7.4	(0.7)	1.7	8.4	(0.8)	2.4	10.0
Other SWP sites	44.5	(2.5)	(6.6)	35.4	(2.0)	(1.6)	31.8

Total SWP	94.5	(5.8)	(0.2)	88.5	(6.0)	0.8	83.3
All other sites	10.1	(2.3)	2.3	10.1	(2.6)	2.4	9.9

TOTAL	$104.6	$(8.1)	$2.1	$98.6	$(8.6)	$3.2	$93.2

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

14.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Continued)

A brief description of each of these sites is as follows:

Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. The majority of visually contaminated surface soils have been removed, and remediation activities currently consist of a groundwater recovery system. The site operates under a 10-year hazardous waste permit issued pursuant to RCRA, which expires in 2014. Current cost estimates could change if recovery or discharge volumes increase or decrease drastically, or if changes to current remediation activities are required in the future. Total spending-to-date as of December 31, 2010 was $65.3 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2030.

Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone-sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. The cost estimate includes potential remediation of identified off-site areas which appear to have been impacted from a portion of the former operating plant. SWP is currently negotiating a consent decree with the South Carolina Department of Health and Environmental Control which will govern future investigatory activities at the site. Additional remedial actions may be required in the future. Total spending-to-date as of December 31, 2010 was $36.9 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2030.

East Point, Georgia — SWP operated a wood treatment plant at this site from 1908 to 1984. This site operates under a 10-year RCRA hazardous waste permit, which is currently in the renewal process. In 2009, SWP entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources which requires that SWP perform certain additional investigatory, analytical and potentially, remedial activity. Therefore, while active remedial measures are currently ongoing, additional remedial measures may be necessary in the future. Total spending-to-date as of December 31, 2010 was $18.8 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2030.

Baldwin, Florida — SWP operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10-year hazardous waste permit issued pursuant to RCRA, which expires in 2016. Visually contaminated surface soils have been removed, and current remediation activities primarily consist of a groundwater recovery system. Investigation and assessment of other potential areas of concern are ongoing in accordance with the facility’s RCRA permit and additional remedial activities may be necessary in the future. Therefore, current cost estimates could change. Total spending-to-date as of December 31, 2010 was $19.0 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2025.

The Company estimates that expenditures for environmental investigation, remediation, monitoring and other costs for all dispositions and discontinued operations will be approximately $12 million in 2011 and $9 million in 2012. Such costs will be charged against its liabilities for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. The Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but include on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.

In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of December 31, 2010, this amount could range up to $40 million, allocable over several of the applicable sites, and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or improved environmental remediation technologies and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

15.	CONTINGENCIES

Rayonier is engaged in various legal actions, including certain environmental proceedings that are discussed more fully in Note 14 — Liabilities for Dispositions and Discontinued Operations.

The Company has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

16.	GUARANTEES

The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of December 31, 2010, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit(a)	$43,807	$38,110
Guarantees(b)	2,555	43
Surety bonds(c)	11,491	1,823

Total financial commitments	$57,853	$39,976

(a)

Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2011 and will be renewed as required.

(b)

In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.6 million of obligations of a special-purpose entity that was established to complete the monetization. At December 31, 2010, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)

Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2011 and 2014 and are expected to be renewed as required.

17.	COMMITMENTS

The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $3.7 million, $3.4 million and $2.9 million in 2010, 2009 and 2008, respectively. The Company also has long-term leases on certain timberlands in the Southern U.S. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally non-cancellable and require minimum annual rental payments. Total expenditures for long-term leases and deeds on timberlands amounted to $7.2 million, $7.6 million and $7.5 million in 2010, 2009 and 2008, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

17.	COMMITMENTS (Continued)

At December 31, 2010, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases(a)	Total
2011	$2,490	$6,900	$9,390
2012	1,815	6,906	8,721
2013	1,523	6,907	8,430
2014	1,368	6,391	7,759
2015	1,256	6,176	7,432
Thereafter through 2036	3,937	58,301	62,238

	$12,389	$91,581	$103,970

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index or Producer Price Index.

18.	INCENTIVE STOCK PLANS

At December 31, 2010, the Company had two stock-based employee compensation plans. The 1994 Rayonier Incentive Stock Plan (“the 1994 Plan”) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The Company no longer issues shares under the 1994 Plan. The Rayonier Incentive Stock Plan (“the Stock Plan”) provides for up to 6.4 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. At December 31, 2010 a total of 0.9 million shares were available for future grants under the Stock Plan. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.

Total stock-based compensation cost recorded in “Selling and general expenses” was $14.9 million, $15.4 million and $13.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense of $0.3 million, $0.4 million and $0.4 million, respectively, was recorded in “Cost of sales.”

Tax benefits recognized related to stock-based compensation expense for the three years ended December 31, 2010 were $4.2 million, $3.6 million and $3.1 million, respectively.

Fair Value Calculations by Award

Restricted Stock

Restricted stock granted under the Stock Plan generally vests upon completion of a one to three year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. As of December 31, 2010, there was $1.0 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 0.7 years.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

18.	INCENTIVE STOCK PLANS (Continued)

A summary of the Company’s restricted shares is presented below:

	2010	2009	2008
Restricted shares granted	28,120	15,271	38,696
Weighted average price of restricted shares granted	$44.87	$36.75	$45.62

(Amounts in millions)
Intrinsic value of restricted stock outstanding	$4.9	$5.9	$4.4
Fair value of restricted stock vested	3.2	0.6	1.0
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	0.8	—	0.4

	2010
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	141,018	$44.24
Granted	28,120	44.87
Cancelled	(1,000)	46.59
Vested	(74,355)	43.31

Non-vested Restricted Shares at December 31,	93,783	45.14

Performance Share Units

The Company’s performance share units generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon Rayonier’s total shareholder return versus selected peer group companies. The performance share payout is based on a market condition and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then amortized over the vesting period.

The Stock Plan allows for the cash settlement of the minimum required withholding tax on performance share unit awards. As of December 31, 2010, there was $11.3 million of unrecognized compensation cost related to the Company’s performance share unit awards. This cost is expected to be recognized over a weighted average period of 1.7 years.

A summary of the Company’s performance share units is presented below:

	2010	2009	2008
Common shares of Company stock reserved for performance shares	404,120	610,908	445,778
Weighted average fair value of performance share units granted	$58.87	$32.64	$48.92

(Amounts in millions)
Intrinsic value of outstanding performance share units	$40.3	$34.3	$19.3
Fair value of performance shares vested	19.7	16.0	6.2
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	5.3	1.4	3.2

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

18.	INCENTIVE STOCK PLANS (Continued)

	2010
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	814,275	$40.70
Granted	202,060	58.87
Units Distributed	(216,615)	44.02
Cancelled/Adjustments	(32,699)	39.20

Outstanding Performance Share units at December 31,	767,021	44.61

Expected volatility and dividend yield were estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The following chart provides a tabular overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2010:

	2010	2009	2008
Expected volatility	51.7%	43.6%	22.3%
Dividend yield	n/a (a)	6.4%	4.3%
Risk-free rate	1.4%	1.1%	3.1%

(a)	The 2010 awards receive dividend equivalents, so the dividend yield was not used to calculate the fair value.

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

The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31, 2010:

	2010	2009	2008
Expected volatility	37.8%	34.1%	23.8%
Dividend yield	4.7%	6.6%	4.3%
Risk-free rate	3.2%	1.9%	3.5%
Expected life (in years)	6.7	6.6	5.7
Fair value per share of options granted	$10.60	$4.72	$7.58
Fair value of options granted (in millions)	2.8	2.3	2.5

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

18.	INCENTIVE STOCK PLANS (Continued)

A summary of the status of the Company’s stock options as of and for the year ended December 31, 2010 is presented below:

	2010
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1,	2,380,182	$34.21
Granted	263,630	42.36
Exercised	(870,029)	30.25
Cancelled	(18,354)	38.75

Options outstanding at December 31,	1,755,429	37.35	6.5	$26.6

Options vested and expected to vest	1,752,508	$37.35	6.5	$26.6

Options exercisable at December 31,	1,209,149	$37.29	5.7	$18.4

A summary of additional information pertaining to the Company’s stock options is presented below:

	2010	2009	2008
(Amounts in millions)
Intrinsic value of options exercised	$15.6	$12.0	$11.3
Fair value of options vested	2.4	2.5	2.7

As of December 31, 2010, there was $1.9 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 1.3 years.

19.	EMPLOYEE BENEFIT PLANS

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

In September 2008, the Company changed its postretirement medical plan for active and retired salaried employees to shift retiree medical costs to the plan participants over a three year phase-out period. Accordingly, at the beginning of 2012, the Company’s intent is to no longer incur retiree medical costs for retired salary plan participants. The change was accounted for as a negative plan amendment and curtailment which resulted in a reduction to the retiree medical liability. The net impact of the reduction was an unrecognized gain in accumulated other comprehensive income of $7.7 million which was amortized over 1.9 years, the average remaining service period of the remaining active participants. As a result of the plan change, a gain of $2.4 million, $4.0 million and $1.3 million was included in the Company’s net periodic benefit cost in 2010, 2009 and 2008, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	EMPLOYEE BENEFIT PLANS (Continued)

The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2010	2009	2010	2009
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$324,554	$287,504	$21,361	$22,226
Service cost	6,196	6,489	587	482
Interest cost	17,740	18,082	1,029	1,144
Actuarial loss (gain)	11,766	21,209	965	533
Plan amendments	1,704	5,352	—	—
Employee contributions	—	—	1,042	1,161
Benefits paid	(15,496)	(14,082)	(3,826)	(4,185)

Projected benefit obligation at end of year	$346,464	$324,554	$21,158	$21,361

Change in Plan Assets
Fair value of plan assets at beginning of year	$231,686	$185,432	$—	$—
Actual return on plan assets	35,636	51,245	—	—
Employer contributions	51,510	9,921	2,784	3,024
Employee contributions	—	—	1,042	1,161
Benefits paid	(15,496)	(14,082)	(3,826)	(4,185)
Other expense	(872)	(830)	—	—

Fair value of plan assets at end of year	$302,464	$231,686	$—	$—

Funded Status at End of Year:
Net accrued benefit cost	$(44,000)	$(92,868)	$(21,158)	$(21,361)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Noncurrent assets	$3,032	$—	$—	$—
Current liabilities	(1,475)	(1,476)	(1,566)	(2,277)
Noncurrent liabilities	(45,557)	(91,392)	(19,592)	(19,084)

Net amount recognized	$(44,000)	$(92,868)	$(21,158)	$(21,361)

Net gains or losses and prior service costs or credits recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2010	2009	2008	2010	2009	2008
Net gains (losses)	$1,348	$7,778	$(99,390)	$(965)	$(533)	$276
Prior service cost	(1,704)	(5,352)	—	—	—	—
Negative plan amendment	—	—	—	—	—	24,039

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2010	2009	2008	2010	2009	2008
Amortization of losses	$6,456	$6,196	$4,845	$3,357	$5,841	$2,838
Amortization of prior service cost (benefit)	1,657	1,830	1,426	(5,334)	(9,480)	(2,642)

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	EMPLOYEE BENEFIT PLANS (Continued)

Net losses and prior service costs or credits that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI as follows:

	Pension		Postretirement
	2010	2009	2010	2009
Prior service (cost) credit	$(9,729)	$(9,681)	$(532)	$4,801
Net losses	(126,138)	(133,942)	(7,137)	(9,529)
Deferred income tax benefit	43,056	42,505	2,659	1,640

AOCI	$(92,811)	$(101,118)	$(5,010)	$(3,088)

The accumulated benefit obligation for all of the Company’s defined benefit plans was $329.3 million and $300.6 million at December 31, 2010 and 2009, respectively.

For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2010	2009
Projected benefit obligation	$323,918	$345,915
Accumulated benefit obligation	285,590	300,553
Fair value of plan assets	255,728	231,686

The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$6,196	$6,489	$6,872	$587	$482	$656
Interest cost	17,740	18,082	16,569	1,029	1,144	2,182
Expected return on plan assets	(21,651)	(21,427)	(21,072)	—	—	—
Amortization of prior service cost (benefit)	1,657	1,830	1,426	(5,334)	(9,480)	(2,642)
Amortization of losses	6,456	6,196	4,845	3,357	5,841	2,838

Net periodic benefit cost (benefit)	$10,398	$11,170	$8,640	$(361)	$(2,013)	$3,034

The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2011 are as follows:

	Pension	Postretirement
Amortization of loss	$8,609	$703
Amortization of prior service cost	1,359	87

Total amortization of AOCI loss	$9,968	$790

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	EMPLOYEE BENEFIT PLANS (Continued)

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension		Postretirement
	2010	2009	2010	2009
Assumptions used to determine benefit obligations at December 31:
Discount rate	5.25%	5.80%	5.10%	5.50%
Rate of compensation increase	4.50%	4.50%	—	—
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.80%	6.15%	5.50%	6.15%
Expected long-term return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

At December 31, 2010, the plans’ discount rate was 5.25 percent, which closely approximates interest rates on high quality, long-term obligations. Effective December 31, 2010, the expected return on plan assets remained at 8.5 percent, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company’s external consultants utilize this information in developing assumptions for returns, risks and correlation of asset classes which are then used to establish the asset allocation ranges.

The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2010	2009
Health care cost trend rate assumed for next year	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$147	$(124)
Accumulated postretirement benefit obligation	1,319	(1,149)

Investment of Plan Assets

The Company’s pension plans’ asset allocation at December 31, 2010 and 2009, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2010	2009
Domestic equity securities	44%	38%	40-45%
International equity securities	23%	27%	20-30%
Domestic fixed income securities	25%	27%	25-30%
International fixed income securities	5%	5%	4-6%
Real estate fund	3%	3%	2-4%

Total	100%	100%

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	EMPLOYEE BENEFIT PLANS (Continued)

The Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2010 or 2009.

Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy (see Note 2 — Summary of Significant Accounting Policies for definition), the assets of the plans as of December 31, 2010 and 2009:

Asset Category	Fair Value at December 31, 2010 Level 1	Fair Value at December 31, 2009 Level 1
Domestic equity securities	$130,274	$86,610
International equity securities	68,878	61,807
Domestic fixed income securities	75,090	60,955
International fixed income securities	14,410	11,306
Real estate fund	8,986	6,945
Short-term investments	4,826	4,063

Total	$302,464	$231,686

The valuation methodology used for assets measured at fair value for these funds is the net asset value in an observable market. There have been no changes in the methodology used during the years ended December 31, 2010 and 2009.

Cash Flows

Expected benefit payments in future years are as follows:

	Pension Benefits	Postretirement Benefits
2011	$16,306	$1,566
2012	17,183	1,276
2013	18,322	1,483
2014	19,355	1,586
2015	20,337	1,677
2016 - 2020	116,501	8,315

The Company has no mandatory pension contributions 2011 and does not expect to make any discretionary contributions.

Defined Contribution Plans

The Company provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $2.4 million, $2.2 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $66.4 million and $64.2 million at December 31, 2010 and 2009, respectively.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

19.	EMPLOYEE BENEFIT PLANS (Continued)

The Company closed enrollment in its pension and postretirement medical plans to salaried employees hired after December 31, 2005, to Jesup hourly employees hired after March 4, 2009 and to Fernandina hourly employees hired after April 30, 2006. These employees are immediately eligible to participate in the Company’s 401(k) plan and receive an enhanced contribution. Company contributions related to this plan enhancement for the years ended December 31, 2010, 2009 and 2008 were $0.6 million, $0.4 million and $0.3 million, respectively.

20.	QUARTERLY RESULTS FOR 2010 and 2009 (UNAUDITED)

(Thousands of dollars, except per share amounts)

	Quarter Ended								Total Year
	March 31		June 30		Sept. 30		Dec. 31
2010
Sales	$310,200		$312,210		$377,515		$315,308		$1,315,233
Operating Income	76,860	(a)	56,344		92,082		56,665		281,951
Net Income	56,953	(a)	38,558		62,904		59,171	(b)	217,586
Basic EPS	0.71		0.48		0.78		0.73		2.71
Diluted EPS	0.71		0.48		0.77		0.72		2.68
2009
Sales	$279,385		$278,698		$300,648		$309,836		$1,168,567
Operating Income	43,171		134,238	(c)	111,148	(c)	120,951	(c)	409,508
Net Income	25,921		107,753	(c)	81,140	(c)	97,727	(c)	312,541
Basic EPS	0.33		1.37		1.03		1.23		3.95
Diluted EPS	0.33		1.35		1.01		1.21		3.91

(a)	First quarter 2010 includes a $12 million gain from the sale of a portion of the Company’s interest in its New Zealand JV. See Note 6 — Joint Venture Investment for further information.
(b)	Fourth quarter 2010 includes a tax benefit of $24 million related to the CBPC. See Note 3 — Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”).
(c)

Second, third and fourth quarter 2009 include pre-tax gains of $86 million ($79 million after-tax), $56 million ($49 million after-tax) and $64 million ($64 million after-tax), respectively, related to the AFMC.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.    CONSOLIDATING FINANCIAL STATEMENTS

In October 2007, TRS issued $300 million of 3.75% Senior Exchangeable Notes due 2012, and in August 2009 TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes for both transactions are guaranteed by Rayonier Inc. and are non-callable. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation, and the allocation of certain expenses of Rayonier Inc. incurred for the benefit of its subsidiaries.

Reclassifications

On July 29, 2010, Rayonier Inc. reorganized its operating structure by creating a new wholly-owned operating entity Rayonier Operating Company LLC (“ROC”), and entering into a contribution agreement under which Rayonier Inc. contributed all assets and liabilities to ROC. As part of this agreement, ROC guarantees the TRS notes mentioned above. Rayonier Inc.’s guarantee of the TRS notes was unchanged by the transaction. Accordingly, the Company has revised its presentation of previously reported consolidating financial statements to reflect ROC as a subsidiary guarantor.

Subsequent to the issuance of the supplemental condensed consolidating financial information for the years ended December 31, 2009, 2008 and 2007 the Company determined that certain amounts had been incorrectly allocated between the entities. For the year ended December 31, 2009 cash of $68 million and debt of $244 million was previously allocated to the TRS non-guarantor subsidiaries instead of the TRS (Issuer) entity. This resulted in an understatement of interest expense of $25 million and $28 million for the years ended December 31, 2009 and 2008 for TRS and an overstatement for the same amounts for TRS non-guarantor subsidiaries. Additionally, an equity investment totaling $75 million had previously been allocated to Rayonier Inc. (Parent Guarantor) instead of to the Other non-guarantor subsidiaries. Consequently, Parent Guarantor and Issuer investment in subsidiaries and equity in earnings of unconsolidated affiliates and Issuer and Non-guarantor subsidiaries income tax expense, as previously reported, were also impacted by these misallocations in lesser amounts. The information below gives effect to the correction of these matters. The aforementioned items do not impact the Company’s Consolidated Balance Sheet, Consolidated Statements of Income and Comprehensive Income or Consolidated Statements of Cash Flows for any of the periods. Management believes the effects of these corrections are not material to the Company’s previously issued consolidated financial statements and intends, for those prior period supplemental condensed consolidated financial information not presented as part of this footnote, to reflect corrections in future filings.

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.    CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Year Ended December 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,234,254	$225,524	$(144,545)	$1,315,233

Costs and Expenses
Cost of sales	—	—	—	992,543	119,682	(122,126)	990,099
Selling and general expenses	—	10,122	—	53,874	3,106	—	67,102
Other operating expense (income), net	—	385	—	3,184	(14,043)	(45)	(10,519)

	—	10,507	—	1,049,601	108,745	(122,171)	1,046,682
Equity in income of New Zealand joint venture	—	—	—	810	223	—	1,033

OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF A PORTION OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	—	(10,507)	—	185,463	117,002	(22,374)	269,584
Gain on sale of a portion of the interest in the New Zealand joint venture	—	—	—	7,697	4,670	—	12,367

OPERATING (LOSS) INCOME	—	(10,507)	—	193,160	121,672	(22,374)	281,951
Interest expense	—	239	(50,313)	(256)	(133)	—	(50,463)
Interest and miscellaneous income (expense), net	—	12,952	(4,309)	(26,955)	19,627	—	1,315
Equity in income from subsidiaries	217,586	221,578	137,471	—	—	(576,635)	—

INCOME BEFORE INCOME TAXES	217,586	224,262	82,849	165,949	141,166	(599,009)	232,803
Income tax (expense) benefit	—	(6,676)	19,937	(28,478)	—	—	(15,217)

NET INCOME	$217,586	$217,586	$102,786	$137,471	$141,166	$(599,009)	$217,586

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.    CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Year Ended December 31, 2009
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,016,463	$193,019	$(40,915)	$1,168,567

Costs and Expenses
Cost of sales	—	—	—	831,167	129,165	(45,560)	914,772
Selling and general expenses	—	11,349	—	47,953	3,331	—	62,633
Other operating expense (income), net	—	84	—	(204,268)	(15,388)	(1,600)	(221,172)

	—	11,433	—	674,852	117,108	(47,160)	756,233
Equity in income (loss) of New Zealand joint venture	—	—	—	357	(3,183)	—	(2,826)

OPERATING (LOSS) INCOME	—	(11,433)	—	341,968	72,728	6,245	409,508
Interest expense	—	(113)	(47,761)	64	(4,631)	—	(52,441)
Interest and miscellaneous income (expense), net	—	5,244	(3,832)	(4,518)	4,981	(65)	1,810
Equity in income from subsidiaries	312,541	328,682	282,186	—	—	(923,409)	—

INCOME BEFORE INCOME TAXES	312,541	322,380	230,593	337,514	73,078	(917,229)	358,877
Income tax (expense) benefit	—	(9,839)	18,831	(55,328)	—	—	(46,336)

NET INCOME	$312,541	$312,541	$249,424	$282,186	$73,078	$(917,229)	$312,541

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.    CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Year Ended December 31, 2008
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,121,576	$376,287	$(226,815)	$1,271,048

Costs and Expenses
Cost of sales	—	—	—	948,675	163,555	(120,336)	991,894
Selling and general expenses	—	10,610	—	50,626	3,267	—	64,503
Other operating expense (income), net	—	150	—	602	(12,944)	(308)	(12,500)

	—	10,760	—	999,903	153,878	(120,644)	1,043,897
Equity in income (loss) of New Zealand joint venture	—	—	—	159	(874)	—	(715)

OPERATING (LOSS) INCOME	—	(10,760)	—	121,832	221,535	(106,171)	226,436
Interest expense	—	1,121	(45,957)	(234)	(5,663)	4	(50,729)
Interest and miscellaneous income (expense), net	—	3,453	(1,794)	(4,828)	5,619	(138)	2,312
Equity in income from subsidiaries	148,583	152,216	67,353	—	—	(368,152)	—

INCOME BEFORE INCOME TAXES	148,583	146,030	19,602	116,770	221,491	(474,457)	178,019
Income tax benefit (expense)	—	2,553	17,428	(49,417)	—	—	(29,436)

NET INCOME	$148,583	$148,583	$37,030	$67,353	$221,491	$(474,457)	$148,583

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.    CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$29,759	$283,258	$1,280	$35,166	$—	$349,463
Accounts receivable, less allowance for doubtful accounts	—	1	—	81,288	1,351	—	82,640
Inventory	—	—	—	123,432	—	(13,397)	110,035
Intercompany interest receivable	—	—	—	—	4,320	(4,320)	—
Income tax and alternative fuel mixture credit receivable	—	1,750	—	19,984	—	—	21,734
Prepaid and other current assets	—	1,273	842	38,697	4,502	—	45,314

Total current assets	—	32,783	284,100	264,681	45,339	(17,717)	609,186

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	37,398	1,098,870	1,663	1,137,931
NET PROPERTY, PLANT AND EQUIPMENT	—	2,819	—	380,577	1,711	197	385,304
INVESTMENT IN JOINT VENTURE	—	—	—	(12,282)	80,765	—	68,483
INVESTMENT IN SUBSIDIARIES	1,251,582	1,392,465	987,381	—	—	(3,631,428)	—
OTHER ASSETS	—	26,642	9,351	664,664	13,153	(551,061)	162,749

TOTAL ASSETS	$1,251,582	$1,454,709	$1,280,832	$1,335,038	$1,239,838	$(4,198,346)	$2,363,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$823	$20	$55,052	$2,090	$—	$57,985
Bank loans and current maturities	—	—	93,057	—	—	—	93,057
Accrued taxes	—	—	—	8,283	2,054	—	10,337
Accrued payroll and benefits	—	13,507	—	9,590	2,369	—	25,466
Accrued interest	—	12	5,591	603	—	—	6,206
Accrued customer incentives	—	—	—	9,759	—	—	9,759
Accrued professional fees	—	375	—	9,901	—	—	10,276
Other current liabilities	—	2,233	—	10,170	7,959	—	20,362
Current liabilities for dispositions and discontinued operations	—	—	—	11,500	—	—	11,500

Total current liabilities	—	16,950	98,668	114,858	14,472	—	244,948

LONG-TERM DEBT	—	—	675,103	—	—	—	675,103
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	81,660	—	—	81,660
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	63,759	—	2,576	—	—	66,335
OTHER NON-CURRENT LIABILITIES	—	19,811	—	23,552	662	—	44,025
INTERCOMPANY PAYABLE	—	102,607	—	125,011	(3,751)	(223,867)	—

TOTAL LIABILITIES	—	203,127	773,771	347,657	11,383	(223,867)	1,112,071

TOTAL SHAREHOLDERS’ EQUITY	1,251,582	1,251,582	507,061	987,381	1,228,455	(3,974,479)	1,251,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,251,582	$1,454,709	$1,280,832	$1,335,038	$1,239,838	$(4,198,346)	$2,363,653

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.    CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2009
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$2,895	$67,494	$2,228	$2,347	$—	$74,964
Accounts receivable, less allowance for doubtful accounts	—	—	—	101,710	2,030	—	103,740
Inventory	—	—	—	114,187	—	(25,683)	88,504
Intercompany interest receivable	—	—	—	—	1,081	(1,081)	—
Income tax and alternative fuel mixture credit receivable	—	—	—	192,579	—	—	192,579
Prepaid and other current assets	—	1,430	768	44,712	2,999	—	49,909

Total current assets	—	4,325	68,262	455,416	8,457	(26,764)	509,696

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	1,807	—	87,747	1,099,005	—	1,188,559
NET PROPERTY, PLANT AND EQUIPMENT	—	1,493	—	341,790	1,147	509	344,939
INVESTMENT IN JOINT VENTURE	—	—	—	(24,249)	75,248	—	50,999
INVESTMENT IN SUBSIDIARIES	1,146,206	1,248,504	1,049,823	—	—	(3,444,533)	—
OTHER ASSETS	—	23,135	12,159	495,704	4,313	(376,573)	158,738

TOTAL ASSETS	$1,146,206	$1,279,264	$1,130,244	$1,356,408	$1,188,170	$(3,847,361)	$2,252,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$3,057	$39	$54,832	$656	$—	$58,584
Bank loans and current maturities	—	—	4,650	—	—	—	4,650
Accrued taxes	—	2,553	—	6,643	2,798	—	11,994
Accrued payroll and benefits	—	13,223	—	9,327	1,214	—	23,764
Accrued interest	—	519	5,579	414	—	—	6,512
Accrued customer incentives	—	—	—	25,644	—	—	25,644
Accrued professional fees	—	631	—	9,852	—	—	10,483
Other current liabilities	—	2,478	—	11,904	8,450	—	22,832
Current liabilities for dispositions and discontinued operations	—	—	—	10,648	—	—	10,648

Total current liabilities	—	22,461	10,268	129,264	13,118	—	175,111

LONG-TERM DEBT	—	5,000	684,999	—	5,000	—	694,999
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	87,943	—	—	87,943
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	86,522	—	25,140	—	—	111,662
OTHER NON-CURRENT LIABILITIES	—	13,352	—	23,035	23,553	(22,930)	37,010
INTERCOMPANY PAYABLE	—	5,723	—	41,203	8,706	(55,632)	—

TOTAL LIABILITIES	—	133,058	695,267	306,585	50,377	(78,562)	1,106,725

TOTAL SHAREHOLDERS’ EQUITY	1,146,206	1,146,206	434,977	1,049,823	1,137,793	(3,768,799)	1,146,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,146,206	$1,279,264	$1,130,244	$1,356,408	$1,188,170	$(3,847,361)	$2,252,931

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.    CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$143,387	$177,502	$30,000	$307,384	$181,333	$(344,216)	$495,390

INVESTING ACTIVITIES
Capital expenditures	—	(2,251)	—	(103,421)	(32,777)	—	(138,449)
Purchase of timberlands	—	—	—	—	(5,360)	—	(5,360)
Intercompany purchase of timberlands	—	—	—	—	(46,700)	46,700	—
Intercompany purchase of real estate	—	—	—	(41,253)	—	41,253	—
Change in restricted cash	—	—	—	—	(8,231)	—	(8,231)
Investment In Subsidiaries	—	—	145,975	—	—	(145,975)	—
Other	—	—	—	11,589	(2,205)	—	9,384

CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(2,251)	145,975	(133,085)	(95,273)	(58,022)	(142,656)

FINANCING ACTIVITIES
Issuance of debt	—	—	75,000	—	82,000	—	157,000
Repayment of debt	—	(5,000)	(4,650)	—	(87,000)	—	(96,650)
Dividends paid	(163,673)	—	—	—	—	—	(163,673)
Proceeds from the issuance of common shares	26,314	—	—	—	—	—	26,314
Excess tax benefits on stock-based compensation	—	—	—	5,411	—	—	5,411
Debt issuance costs	—	—	(561)	—	—	—	(561)
Repurchase of common shares	(6,028)	—	—	—	—	—	(6,028)
Distributions to / from Parent	—	(143,387)	(30,000)	(180,610)	(48,241)	402,238	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(143,387)	(148,387)	39,789	(175,199)	(53,241)	402,238	(78,187)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(48)	—	—	(48)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	—	26,864	215,764	(948)	32,819	—	274,499
Balance, beginning of year	—	2,895	67,494	2,228	2,347	—	74,964

Balance, end of year	$—	$29,759	$283,258	$1,280	$35,166	$—	$349,463

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.    CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2009
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$135,985	$144,143	$38,000	$133,320	$185,400	$(329,549)	$307,299

INVESTING ACTIVITIES
Capital expenditures	—	(4)	—	(62,018)	(32,239)	2,594	(91,667)
Change in restricted cash	—	—	—	—	1,399	—	1,399
Investment in Subsidiaries	—	—	37,362	—	—	(37,362)	—
Other	—	—	—	(3,980)	1,504	—	(2,476)

CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(4)	37,362	(65,998)	(29,336)	(34,768)	(92,744)

FINANCING ACTIVITIES
Issuance of debt	—	5,000	177,500	—	85,000	—	267,500
Repayment of debt	—	(20,000)	(155,064)	—	(132,579)	—	(307,643)
Dividends paid	(158,218)	—	—	—	—	—	(158,218)
Proceeds from the issuance of common shares	11,115	—	—	—	—	—	11,115
Excess tax benefits on stock-based compensation	—	—	—	2,720	—	—	2,720
Purchase of exchangeable note hedge	—	—	(23,460)	—	—	—	(23,460)
Proceeds from issuance of warrant	12,506	—	—	—	—	—	12,506
Debt issuance costs	—	—	(4,678)	—	—	—	(4,678)
Repurchase of common shares	(1,388)	—	—	—	—	—	(1,388)
Distributions to / from Parent	—	(135,985)	(38,000)	(79,332)	(111,000)	364,317	—

CASH USED FOR FINANCING ACTIVITIES	(135,985)	(150,985)	(43,702)	(76,612)	(158,579)	364,317	(201,546)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	270	—	—	270

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	—	(6,846)	31,660	(9,020)	(2,515)	—	13,279
Balance, beginning of year	—	9,741	35,834	11,248	4,862	—	61,685

Balance, end of year	$—	$2,895	$67,494	$2,228	$2,347	$—	$74,964

RAYONIER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands unless otherwise stated)

21.    CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2008
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$152,692	$88,222	$45,000	$195,722	$359,729	$(501,177)	$340,188

INVESTING ACTIVITIES
Capital expenditures	—	—	—	(70,033)	(34,773)	—	(104,806)
Purchase of timberlands	—	—	—	(246,399)	(172,958)	189,656	(229,701)
Purchase of real estate	—	—	—	(4,336)	—	—	(4,336)
Change in restricted cash	—	—	—	—	8,523	—	8,523
Investment In Subsidiaries	—	—	(186,616)	—	—	186,616	—
Other	—	—	—	(71)	—	—	(71)

CASH USED FOR INVESTING ACTIVITIES	—	—	(186,616)	(320,839)	(199,208)	376,272	(330,391)

FINANCING ACTIVITIES
Issuance of debt	—	20,000	138,800	—	15,000	—	173,800
Repayment of debt	—	—	(82,685)	—	(70,000)	—	(152,685)
Dividends paid	(156,978)	—	—	—	—	—	(156,978)
Proceeds from the issuance of common shares	8,265	—	—	—	—	—	8,265
Excess tax benefits on stock-based compensation	—	—	—	3,248	—	—	3,248
Repurchase of common shares	(3,979)	—	—	—	—	—	(3,979)
Issuance of short-term intercompany notes	—	50,000	—	—	(50,000)	—	—
Distributions to / from Parent	—	(152,692)	(45,000)	127,287	(54,500)	124,905	—

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(152,692)	(82,692)	11,115	130,535	(159,500)	124,905	(128,329)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(864)	—	—	(864)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	—	5,530	(130,501)	4,554	1,021	—	(119,396)
Balance, beginning of year	—	4,211	166,335	6,694	3,841	—	181,081

Balance, end of year	$—	$9,741	$35,834	$11,248	$4,862	$—	$61,685

RAYONIER INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2009, and 2008

(In Thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2010	$1,150	$38	$(801)	$387
Year ended December 31, 2009	$1,130	$408	$(388)	$1,150
Year ended December 31, 2008	$677	$897	$(444)	$1,130

(1)	Primarily payments and adjustments to required reserves.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LEE M. THOMAS Lee M. Thomas (Principal Executive Officer)	Chairman of the Board, Chief Executive Officer and Director	February 23, 2011

/S/ HANS E. VANDEN NOORT Hans E. Vanden Noort (Principal Financial Officer and Principal Accounting Officer)	Senior Vice President and Chief Financial Officer	February 23, 2011

* C. David Brown, II	Director

* John E. Bush	Director

* Mark E. Gaumond	Director

* Richard D. Kincaid	Director

* Paul G. Kirk, Jr.	Director

* V. Larkin Martin	Director

* David W. Oskin	Director

* Carl S. Sloane	Director

* Ronald Townsend	Director

*By:	/s/ HANS E. VANDEN NOORT	February 23, 2011
Hans E. Vanden Noort Attorney-In-Fact

EXHIBIT INDEX

The following is a list of Exhibits filed as part of the Form 10-K. The documents incorporated by reference are located in the SEC’s Public Reference Room in Washington D.C. in SEC File no. 1-6780.

Exhibit No.	Description	Location
2.1	Contribution, Conveyance and Assumption Agreement dated December 18, 2003 by and among Rayonier Inc., Rayonier Timberlands Operating Company, L.P., Rayonier Timberlands, L.P., Rayonier Timberlands Management, LLC, Rayonier Forest Resources, LLC, Rayland, LLC, Rayonier TRS Holdings Inc., Rayonier Minerals, LLC, Rayonier Forest Properties, LLC, Rayonier Wood Products, LLC, Rayonier Wood Procurement, LLC, Rayonier International Wood Products, LLC, Rayonier Forest Operations, LLC, Rayonier Properties, LLC and Rayonier Performance Fibers, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 25, 2010 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Incorporated by reference to Exhibit 3.3 to the Registrant’s June 30, 2010 Form 10-Q

4.1	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

4.2	Form S-4 Registration Statement	Incorporated by reference to the Registrant’s April 26, 2004 S-4 Filing

4.3	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant’s May 6, 2004 S-4/A Filing

4.4	Purchase Agreement dated as of October 10, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s October 17, 2007 Form 8-K

4.5	Purchase Agreement, dated as of August 6, 2009, among Rayonier TRS Holdings Inc. and Rayonier Inc. and Credit Suisse (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s August 12, 2009 Form 8-K

4.6	Indenture related to the 3.75% Senior Exchangeable Notes due 2012, dated as of October 16, 2007, among Rayonier TRS Holdings Inc., as issuer, Rayonier Inc., as guarantor, and The Bank of New York Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to the Registrant’s October 17, 2007 Form 8-K

4.7	First Supplemental Indenture, dated as of July 29, 2010, to the Indenture related to the 3.75% Senior Exchangeable Notes due 2012 dated as of October 16, 2007, among Rayonier TRS Holdings Inc., Rayonier Inc., Rayonier Operating Company LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 10.10 to the Registrant’s June 30, 2010 Form 10-Q

4.8	Indenture related to the 4.50% Senior Exchangeable Notes due 2015, dated as of August 12, 2009, among Rayonier TRS Holdings Inc., as issuer, Rayonier Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the Registrant’s August 12, 2009 Form 8-K

Exhibit No.	Description	Location
4.9	First Supplemental Indenture, dated as of July 29, 2010, to the Indenture related to the 4.50% Senior Exchangeable Notes due 2015 dated as of August 12, 2009, among Rayonier TRS Holdings Inc., Rayonier Inc., Rayonier Operating Company LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 10.11 to the Registrant’s June 30, 2010 Form 10-Q

4.10	Registration Rights Agreement, dated October 16, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named herein.	Incorporated by reference to Exhibit 4.3 to the Registrant’s October 17, 2007 Form 8-K

4.11	Registration Rights Agreement, dated as of August 12, 2009, among Rayonier TRS Holdings Inc. and Rayonier Inc. and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s August 12, 2009 Form 8-K

4.12	Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 4.4 to the Registrant’s October 17, 2007 Form 8-K

4.13	Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 4.5 to the Registrant’s October 17, 2007 Form 8-K

4.14	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s August 12, 2009 Form 8-K

4.15	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between Bank of America, N.A., as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s August 12, 2009 Form 8-K

4.16	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s August 12, 2009 Form 8-K

4.17	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.5 to the Registrant’s August 12, 2009 Form 8-K

4.18	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.6 to the Registrant’s August 12, 2009 Form 8-K

4.19	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.7 to the Registrant’s August 12, 2009 Form 8-K
4.20	Issuer Warrant Transaction Confirmation dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 4.6 to the Registrant’s October 17, 2007 Form 8-K

Exhibit No.	Description	Location
4.21	Issuer Warrant Transaction Confirmation dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant’s October 17, 2007 Form 8-K

4.22	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent.	Incorporated by reference to Exhibit 4.8 to the Registrant’s October 17, 2007 Form 8-K

4.23	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and JP Morgan Chase Bank, National Association, London Branch, as dealer.	Incorporated by reference to Exhibit 4.9 to the Registrant’s October 17, 2007 Form 8-K

4.24	Base Issuer Warrant Transaction Confirmation dated as of August 6, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 10.8 to the Registrant’s August 12, 2009 Form 8-K

4.25	Base Issuer Warrant Transaction Confirmation, dated as of August 6, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s August 12, 2009 Form 8-K

4.26	Base Issuer Warrant Transaction Confirmation, dated as of August 6, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.10 to the Registrant’s August 12, 2009 Form 8-K

4.27	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s August 12, 2009 Form 8-K

4.28	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.12 to the Registrant’s August 12, 2009 Form 8-K

4.29	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s August 12, 2009 Form 8-K

10.1	Rayonier 1994 Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2006 Form 10-Q

10.2	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.3	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan), as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2007 Form 10-K

10.4	Rayonier Investment and Savings Plan for Salaried Employees*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.5	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001*	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K
10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002*	Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2003 Form 10-K

Exhibit No.	Description	Location
10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2003 Form 10-K

10.9	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003*	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2003 Form 10-K

10.10	Form of Indemnification Agreement between Rayonier Inc. and its Officers*	Filed herewith

10.11	Form of Indemnification Agreement between Rayonier Inc. and its Directors*	Filed herewith

10.12	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.13	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.14	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2010 Form 10-Q

10.15	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2010 Form 10-Q

10.16	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s May 25, 2010 Form 8-K

10.17	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.18	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

10.19	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.20	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2011 Performance Share Award Program	Filed herewith

10.21	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant’s March 31, 2008 Proxy Statement

10.22	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.23	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.24	Annual Corporate Bonus Program*	Filed herewith

10.25	Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests	Incorporated by reference to Exhibit 10.38 to the Registrant’s June 30, 2005 Form 10-Q
10.26	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant’s June 30, 2005 Form 10-Q

10.27	Description of Rayonier 2009 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s December 17, 2008 Form 8-K

Exhibit No.	Description	Location
10.28	Description of Rayonier 2010 Performance Share Award Program*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 15, 2009 Form 8-K

10.29	Description of Rayonier 2011 Performance Share Award Program*	Filed herewith

10.30	Election Form for the Performance Share Deferral Program	Incorporated by reference to Exhibit 10.5 to the Registrant’s June 30, 2010 Form 10-Q

10.31	Five Year Revolving Credit Agreement, dated as of August 4, 2006, among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Forest Resources, L.P., as borrowers, and the lenders and issuing banks from time to time parties thereto	Incorporated by reference to Exhibit 10.6 to the Registrant’s June 30, 2010 Form 10-Q

10.32	Assignment and Assumption Agreement, dated as of July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC relating to the Revolving Credit Agreement.	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2010 Form 10-Q

10.33	Joinder to Guarantee Agreement, dated as of July 29, 2010, between Rayonier Operating Company LLC and Credit Suisse AG (formerly known as Credit Suisse) acting through its Cayman Islands Branch, as administrative agent, relating to the Revolving Credit Agreement.	Incorporated by reference to Exhibit 10.9 to the Registrant’s June 30, 2010 Form 10-Q

10.34	Compensation Arrangement for Lee M. Thomas*	Incorporated by reference to the Registrant’s February 28, 2007 Form 8-K

10.35	Contribution, Conveyance and Assumption Agreement, dated as of July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC relating to the Restructuring.	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2010 Form 10-Q

12	Statements re computation of ratios	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008; (ii) the Consolidated Balance Sheets as of December 31, 2010 and 2009; (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008; and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.	Furnished herewith pursuant to Rule 406T of Regulation S-T

*	Management contract or compensatory plan.