Form 10-Q
period 2011-03-31
RAYONIER INC
filed 2011-04-26
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
YES ☐        NO  ☒

As of April 20, 2011, there were outstanding 81,134,463 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
SALES	$357,731	$310,200

Costs and Expenses
Cost of sales	257,511	232,853
Selling and general expenses	16,433	16,967
Other operating income, net	(2,118)	(4,568)
	271,826	245,252
Equity in income (loss) of New Zealand joint venture	1,673	(455)

OPERATING INCOME BEFORE GAIN ON SALE OF A PORTION OF
THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	87,578	64,493

Gain on sale of a portion of the interest in the New Zealand joint venture (Note 5)	—	12,367

OPERATING INCOME	87,578	76,860

Interest expense	(13,317)	(12,486)
Interest and miscellaneous income, net	293	188

INCOME BEFORE INCOME TAXES	74,554	64,562
Income tax expense	(16,142)	(7,609)

NET INCOME	58,412	56,953

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	288	(1,215)
Joint venture cash flow hedges	(567)	209
Amortization of pension and postretirement benefit costs, net of income tax
expense of $928 and benefit of $2,587	2,093	4,104

COMPREHENSIVE INCOME	$60,226	$60,051

EARNINGS PER COMMON SHARE
Basic earnings per share	$0.72	$0.71

Diluted earnings per share	$0.70	$0.71

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$317,112	$349,463
Accounts receivable, less allowance for doubtful accounts of $388 and $387	97,284	82,640
Inventory
Finished goods	77,556	84,013
Work in progress	7,704	6,041
Raw materials	13,809	17,517
Manufacturing and maintenance supplies	2,424	2,464
Total inventory	101,493	110,035
Income tax receivable	11,378	21,734
Prepaid and other current assets	50,202	45,314
Total Current Assets	577,469	609,186

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,133,746	1,137,931

PROPERTY, PLANT AND EQUIPMENT
Land	24,932	24,752
Buildings	132,216	131,100
Machinery and equipment	1,361,258	1,350,812
Total property, plant and equipment	1,518,406	1,506,664
Less—accumulated depreciation	(1,123,894)	(1,121,360)
	394,512	385,304

INVESTMENT IN JOINT VENTURE (NOTE 5)	70,161	68,483

OTHER ASSETS	149,011	162,749

TOTAL ASSETS	$2,324,899	$2,363,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$76,587	$57,985
Current maturities of long-term debt	93,057	93,057
Accrued interest	11,592	6,206
Accrued customer incentives	7,417	9,759
Other current liabilities	60,510	66,441
Current liabilities for dispositions and discontinued operations (Note 10)	11,148	11,500
TOTAL CURRENT LIABILITIES	260,311	244,948

LONG-TERM DEBT	602,255	675,103

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED
OPERATIONS (Note 10)	79,596	81,660

PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 12)	65,649	66,335

OTHER NON-CURRENT LIABILITIES	43,540	44,025

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY
Common Shares, 240,000,000 shares authorized, 81,125,758 and
80,682,093 shares issued and outstanding	608,700	602,882
Retained earnings	731,392	717,058
Accumulated other comprehensive loss	(66,544)	(68,358)
TOTAL SHAREHOLDERS' EQUITY	1,273,548	1,251,582

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,324,899	$2,363,653

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$58,412	$56,953
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	31,870	43,329
Non-cash cost of real estate sold	296	2,194
Stock-based incentive compensation expense	4,275	4,344
Gain on sale of a portion of interest in the New Zealand joint venture	—	(11,545)
Amortization of convertible debt discount	2,152	2,029
Deferred income taxes	7,345	45
Excess tax benefits on stock-based compensation	(3,970)	(3,153)
Other	1,776	2,253
Changes in operating assets and liabilities:
Receivables	(14,766)	11,202
Inventories	9,161	(446)
Accounts payable	14,644	3,017
Income tax receivable	10,356	1,050
Other current assets	(3,210)	(1,504)
Accrued liabilities	1,101	(15,712)
Other assets	185	(103)
Other non-current liabilities	(1,475)	(513)
Expenditures for dispositions and discontinued operations	(2,447)	(2,029)
CASH PROVIDED BY OPERATING ACTIVITIES	115,705	91,411

INVESTING ACTIVITIES
Capital expenditures	(34,761)	(36,165)
Purchase of timberlands	(2,942)	—
Change in restricted cash	—	(9,809)
Other	6,882	8,359
CASH USED FOR INVESTING ACTIVITIES	(30,821)	(37,615)

FINANCING ACTIVITIES
Issuance of debt	—	127,000
Repayment of debt	(75,000)	(66,650)
Dividends paid	(43,894)	(39,910)
Proceeds from the issuance of common shares	5,399	7,211
Excess tax benefits on stock-based compensation	3,970	3,153
Debt issuance costs	—	(397)
Repurchase of common shares	(7,826)	(5,997)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(117,351)	24,410

EFFECT OF EXCHANGE RATE CHANGES ON CASH	116	(200)

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(32,351)	78,006
Balance, beginning of year	349,463	74,964
Balance, end of period	$317,112	$152,970

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period:
Interest	$4,671	$4,441

Income taxes	$(5,892)	$2,699

Non-cash investing activity:
Capital assets purchased on account	$16,425	$17,082

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS
Basis of Presentation
The unaudited condensed consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries ("Rayonier" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information in the financial statements of the Company's Annual Report on Form 10-K has been condensed. In the opinion of management, these financial statements and notes reflect all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and one subsequent event warranted disclosure. See Note 13 - Debt for additional information.
New or Recently Adopted Accounting Pronouncements
There have been no new developments to recently issued accounting standards from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

2.    EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
Net income	$58,412	$56,953

Shares used for determining basic earnings per common share	80,946,697	79,741,538
Dilutive effect of:
Stock options	476,695	390,915
Performance and restricted shares	465,127	576,944
Assumed conversion of Senior Exchangeable Notes	975,119	—
Shares used for determining diluted earnings per common share	82,863,638	80,709,397

Basic earnings per common share	$0.72	$0.71

Diluted earnings per common share	$0.70	$0.71

3.	INCOME TAXES
Rayonier is a real estate investment trust ("REIT"). In general, only the taxable REIT subsidiaries, whose businesses include the Company's non-REIT qualified activities, are subject to corporate income taxes. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2013 (for 2011 the tax rate is zero). Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on taxable REIT subsidiaries' income and certain property sales.
The Company's effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT. Effective tax rates before discrete items were 21.7 percent and 16.3 percent for the three months ended March 31, 2011 and 2010, respectively. The higher rate in 2011 was due to proportionately higher earnings from the taxable REIT subsidiaries, in particular Performance Fibers. Including discrete items, the effective tax rate for the quarter was 21.7 percent compared to 11.8 percent in 2010.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange ("LKE") treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of March 31, 2011 and December 31, 2010, the Company had $8.3 million of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

5.	JOINT VENTURE INVESTMENT
The Company holds a 26 percent interest in Matariki Forestry Group ("Matariki"), a joint venture ("JV") that owns or leases approximately 0.3 million acres of New Zealand timberlands. In addition to the investment, Rayonier New Zealand Limited, a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business.
In February 2010, the JV sold a 35 percent interest to a new investor for NZ$167 million. Matariki issued new shares to the investor and used all the proceeds to pay down a portion of its outstanding NZ$367 million debt. Upon closing, Rayonier's ownership interest in Matariki declined from 40 percent to 26 percent. As a result of this transaction, results for 2010 include a gain of $11.5 million, net of $0.9 million in tax, or $0.15 per diluted share.

6.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the three months ended March 31, 2011 and the year ended December 31, 2010 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	79,541,974	$561,962	$663,986	$(79,742)	$1,146,206
Net income	—	—	217,586	—	217,586
Dividends ($2.04 per share)	—	—	(164,514)	—	(164,514)
Issuance of shares under incentive stock plans	1,276,227	26,314	—	—	26,314
Stock-based compensation	—	15,223	—	—	15,223
Excess tax benefit on stock-based compensation	—	5,411	—	—	5,411
Repurchase of common shares	(136,108)	(6,028)	—	—	(6,028)
Net gain from pension and postretirement plans	—	—	—	6,385	6,385
Foreign currency translation adjustment	—	—	—	4,162	4,162
Joint venture cash flow hedges	—	—	—	837	837
Balance, December 31, 2010	80,682,093	$602,882	$717,058	$(68,358)	$1,251,582
Net income	—	—	58,412	—	58,412
Dividends ($0.54 per share)	—	—	(44,078)	—	(44,078)
Issuance of shares under incentive stock plans	582,794	5,399	—	—	5,399
Stock-based compensation	—	4,275	—	—	4,275
Excess tax benefit on stock-based compensation	—	3,970	—	—	3,970
Repurchase of common shares	(139,129)	(7,826)	—	—	(7,826)
Amortization of pension and postretirement plans	—	—	—	2,093	2,093
Foreign currency translation adjustment	—	—	—	288	288
Joint venture cash flow hedges	—	—	—	(567)	(567)
Balance, March 31, 2011	81,125,758	$608,700	$731,392	$(66,544)	$1,273,548

7.	SEGMENT AND GEOGRAPHICAL INFORMATION
Effective first quarter 2011, the Company renamed its Timber segment, Forest Resources. All prior period amounts previously reported under the Timber segment are now reported under the Forest Resources segment.
Rayonier operates in four reportable business segments: Forest Resources, Real Estate, Performance Fibers, and Wood Products. Forest Resources sales include all activities that relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use ("HBU"). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines,

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

cellulose specialties and absorbent materials. The Wood Products segment is comprised of lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are reported in "Other Operations." Sales between operating segments are made based on fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.
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
Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	March 31,	December 31,
ASSETS	2011	2010
Forest Resources	$1,288,682	$1,259,925
Real Estate	85,426	85,525
Performance Fibers	569,591	550,875
Wood Products	22,808	19,544
Other Operations	25,648	25,583
Corporate and other	332,744	422,201
Total	$2,324,899	$2,363,653

	Three Months Ended March 31,
SALES	2011	2010
Forest Resources	$48,180	$47,108
Real Estate	13,462	33,018
Performance Fibers	251,163	199,772
Wood Products	15,790	15,932
Other Operations	30,412	17,108
Intersegment Eliminations (a)	(1,276)	(2,738)
Total	$357,731	$310,200

(a)	Intersegment eliminations reflect sales from our Forest Resources segment to our Performance Fibers segment.

	Three Months Ended March 31,
OPERATING INCOME	2011	2010
Forest Resources	$11,050	$8,209
Real Estate	7,372	17,355
Performance Fibers	75,710	44,857
Wood Products	453	41
Other Operations	799	610
Corporate and other (b)	(7,806)	5,788
Total	$87,578	$76,860

(b)	2010 includes a $12 million gain from the sale of a portion of the Company's interest in its New Zealand JV. See Note 5 — Joint Venture Investment for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2011	2010
Forest Resources	$15,404	$16,751
Real Estate	2,691	8,516
Performance Fibers	12,715	15,805
Wood Products	821	1,065
Corporate and other	239	1,192
Total	$31,870	$43,329

8.	FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at March 31, 2011 and December 31, 2010, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	March 31, 2011		December 31, 2010
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$317,112	$317,112	$349,463	$349,463
Short-term debt	(93,057)	(96,930)	(93,057)	(98,042)
Long-term debt	(602,255)	(762,419)	(675,103)	(783,080)
Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities.
Variable Interest Entity
Rayonier holds a variable interest in a bankruptcy-remote, limited liability subsidiary ("special-purpose entity") which was created in 2004 when Rayonier monetized a $25.0 million installment note and letter of credit received in connection with a timberland sale. The Company contributed the note and a letter of credit to the special-purpose entity and using the installment note and letter of credit as collateral, the special-purpose entity issued $22.6 million of 15-year Senior Secured Notes and remitted cash of $22.6 million to the Company. There are no restrictions that relate to the transferred financial assets. Rayonier maintains a $2.6 million interest in the entity and receives immaterial cash payments equal to the excess of interest received on the installment note over the interest paid on the Senior Secured Notes. The Company's interest is recorded at fair value and is included in "Other Assets" in the Condensed Consolidated Balance Sheets. In addition, the Company calculated and recorded a de minimus guarantee liability to reflect its obligation of up to $2.6 million under a make-whole agreement pursuant to which it guaranteed certain obligations of the entity. This guarantee obligation is also collateralized by the letter of credit. The Company's interest in the entity, together with the make-whole agreement, represents the maximum exposure to loss as a result of the Company's involvement with the special-purpose entity. Upon maturity of the Senior Secured Notes in 2019 and termination of the special-purpose entity, Rayonier will receive the remaining $2.6 million of cash. The Company determined, based upon an analysis under the variable interest entity guidance, that it does not have the power to direct activities that most significantly impact the entity's economic success. Therefore, Rayonier is not the primary beneficiary and is not required to consolidate the entity.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Assets measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at March 31, 2011	Level 2	Carrying Value at December 31, 2010	Level 2
Investment in special-purpose entity	$2,879	$2,879	$2,879	$2,879

The fair value of the investment in the special-purpose entity is determined by summing the discounted value of future principal and interest payments that Rayonier will receive from the special-purpose entity. The interest rate of a similar instrument is used to determine the discounted value of the payments.

9.	GUARANTEES
 The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of March 31, 2011, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$43,807	$38,110
Guarantees (b)	2,555	43
Surety bonds (c)	11,863	1,793
Total financial commitments	$58,225	$39,946

(a)
Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2011 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.6 million of obligations of a special-purpose entity that was established to complete the monetization. At March 31, 2011, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2011, 2012 and 2014 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations for the year to date periods follows:

	March 31,	December 31,
	2011	2010
Balance, beginning of period	$93,160	$98,591
Expenditures charged to liabilities	(2,447)	(8,632)
Increase to liabilities	31	3,201
Balance, end of period	90,744	93,160
Less: Current portion	(11,148)	(11,500)
Non-current portion	$79,596	$81,660

The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of March 31, 2011, this amount could range up to $40 million, allocable over several of the applicable sites, and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
Subject to the factors described in Note 14 - Liabilities for Dispositions and Discontinued Operations in the 2010 Annual Report on Form 10-K, the Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but include on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.

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
For additional information, see Note 14 — Liabilities for Dispositions and Discontinued Operations in the 2010 Annual Report on Form 10-K.

12.	EMPLOYEE BENEFIT PLANS
The Company has four qualified non-contributory defined benefit pension plans covering a majority of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. As of March 2011, all of these plans are closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit costs that have been recognized during the stated periods are shown in the following table:

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$1,695	$1,646	$182	$146
Interest cost	4,522	4,579	236	257
Expected return on plan assets	(6,455)	(5,410)	—	—
Amortization of prior service cost	340	311	22	22
Amortization of plan amendment	—	—	—	(2,392)
Amortization of losses	2,593	2,098	66	1,478
Net periodic benefit cost	$2,695	$3,224	$506	$(489)
The Company made no discretionary contributions to the pension plans during the three months ended March 31, 2011. The Company has no mandatory pension contributions for 2011 and does not expect to make any discretionary contributions.

13.	DEBT
In March 2011, Rayonier TRS Holdings Inc. ("TRS"), a wholly-owned subsidiary of Rayonier, repaid a $75 million term note due in 2015. There were no other significant changes to the Company's outstanding debt as reported in Note 11 - Debt of the Company's 2010 Annual Report on 10-K.
Subsequent Event
In April 2011, the Company entered into a five year $300 million unsecured revolving credit facility, replacing the previous $250 million facility which was scheduled to expire in August 2011. The new facility has a borrowing rate of LIBOR plus 105 basis points plus a facility fee of 20 basis points and expires in April 2016.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss was comprised of the following:

	March 31, 2011	December 31, 2010
Foreign currency translation adjustments	$31,219	$30,931
Joint venture cash flow hedges	(2,035)	(1,468)
Unrecognized components of employee benefit plans, net of tax	(95,728)	(97,821)
Total	$(66,544)	$(68,358)

15.	CONSOLIDATING FINANCIAL STATEMENTS

In October 2007, TRS issued $300 million of 3.75% Senior Exchangeable Notes due 2012, and in August 2009 TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes for both transactions are non-callable and are guaranteed by Rayonier Inc. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation, and the allocation of certain expenses of Rayonier Inc. incurred for the benefit of its subsidiaries.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Reclassifications

On July 29, 2010, Rayonier Inc. reorganized its operating structure by creating a new wholly-owned operating entity Rayonier Operating Company LLC ("ROC"), and entering into a contribution agreement under which Rayonier Inc. contributed all assets and liabilities to ROC. As part of this agreement, ROC guarantees the TRS notes mentioned above. Rayonier Inc.'s guarantee of the TRS notes was unchanged by the transaction. Accordingly, the Company has revised its presentation of previously reported consolidating financial statements to reflect ROC as a subsidiary guarantor.
Also in 2010, the Company determined that certain amounts had been incorrectly allocated between the entities presented. See Note 21 - Consolidating Financial Statements in the Company's 2010 Annual Report on Form 10-K for additional information. This resulted in (1) an understatement of interest expense of $5 million for the quarter ended March 31, 2010 for TRS (Issuer) and an overstatement for the same amount for TRS non-guarantor subsidiaries, and (2) the overstatement of income related to the New Zealand joint venture totaling $4 million at Rayonier Inc. (Parent Guarantor) and an understatement for the same amount for Other non-guarantor subsidiaries.  Consequently, Parent Guarantor and Issuer equity in income from subsidiaries and Issuer and Non-guarantor subsidiaries income tax expense, as previously reported, were also impacted by these misallocations in lesser amounts. The information below gives effect to the correction of these matters. The aforementioned items do not impact the Company’s Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Income and Comprehensive Income or Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2010. Management believes the effects of these corrections are not material to the Company’s previously issued condensed consolidating financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended March 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$328,265	$42,833	$(13,367)	$357,731
Costs and Expenses
Cost of sales	—	—	—	244,297	27,997	(14,783)	257,511
Selling and general expenses	—	2,716	—	13,070	647	—	16,433
Other operating expense (income), net	—	49	—	298	(2,464)	(1)	(2,118)
	—	2,765	—	257,665	26,180	(14,784)	271,826
Equity in income of New Zealand joint venture	—	—	—	194	1,479	—	1,673
OPERATING (LOSS) INCOME	—	(2,765)	—	70,794	18,132	1,417	87,578
Interest expense	—	(130)	(13,050)	(112)	(25)	—	(13,317)
Interest and miscellaneous income (expense), net	—	1,337	(1,073)	(5,024)	5,053	—	293
Equity in income from subsidiaries	58,412	60,044	44,435	—	—	(162,891)	—
INCOME BEFORE INCOME TAXES	58,412	58,486	30,312	65,658	23,160	(161,474)	74,554
Income tax (expense) benefit	—	(74)	5,155	(21,223)	—	—	(16,142)
NET INCOME	$58,412	$58,412	$35,467	$44,435	$23,160	$(161,474)	$58,412

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended March 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$284,568	$101,458	$(75,826)	$310,200
Costs and Expenses
Cost of sales	—	—	—	233,842	42,169	(43,158)	232,853
Selling and general expenses	—	2,000	—	14,190	777	—	16,967
Other operating income, net	—	(4)	—	(2,059)	(2,505)	—	(4,568)
	—	1,996	—	245,973	40,441	(43,158)	245,252
Equity in income (loss) of New Zealand joint venture	—	—	—	355	(810)	—	(455)
OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF A PORTION OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	—	(1,996)	—	38,950	60,207	(32,668)	64,493
Gain on sale of a portion of the interest in the New Zealand joint venture	—	—	—	7,697	4,670	—	12,367
OPERATING (LOSS) INCOME	—	(1,996)	—	46,647	64,877	(32,668)	76,860
Interest expense	—	(111)	(12,304)	(22)	(49)	—	(12,486)
Interest and miscellaneous income (expense), net	—	8,928	(1,250)	(11,659)	4,169	—	188
Equity in income from subsidiaries	56,953	51,334	23,612	—	—	(131,899)	—
INCOME BEFORE INCOME TAXES	56,953	58,155	10,058	34,966	68,997	(164,567)	64,562
Income tax (expense) benefit	—	(1,202)	4,947	(11,354)	—	—	(7,609)
NET INCOME	$56,953	$56,953	$15,005	$23,612	$68,997	$(164,567)	$56,953

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$9,522	$234,269	$14,028	$59,293	$—	$317,112
Accounts receivable, less allowance for doubtful accounts	—	170	—	92,455	4,659	—	97,284
Inventory	—	—	—	116,529	—	(15,036)	101,493
Intercompany interest receivable	—	—	—	—	4,186	(4,186)	—
Income tax receivable	—	1,765	—	9,613	—	—	11,378
Prepaid and other current assets	—	713	827	45,325	3,337	—	50,202
Total current assets	—	12,170	235,096	277,950	71,475	(19,222)	577,469
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	(280)	—	37,903	1,094,263	1,860	1,133,746
NET PROPERTY, PLANT AND EQUIPMENT	—	2,664	—	390,187	1,661	—	394,512
INVESTMENT IN JOINT VENTURE	—	—	—	(11,752)	81,913	—	70,161
INVESTMENT IN SUBSIDIARIES	1,273,548	1,437,178	990,056	—	—	(3,700,782)	—
OTHER ASSETS	—	26,687	8,162	648,506	13,665	(548,009)	149,011
TOTAL ASSETS	$1,273,548	$1,478,419	$1,233,314	$1,342,794	$1,262,977	$(4,266,153)	$2,324,899
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$823	$35	$72,930	$2,799	$—	$76,587
Current maturities of long-term debt	—	—	93,057	—	—	—	93,057
Accrued interest	—	78	10,733	781	—	—	11,592
Accrued customer incentives	—	—	—	7,417	—	—	7,417
Other current liabilities	—	10,744	—	37,295	12,471	—	60,510
Current liabilities for dispositions and discontinued operations	—	—	—	11,148	—	—	11,148
Total current liabilities	—	11,645	103,825	129,571	15,270	—	260,311
LONG-TERM DEBT	—	—	602,255	—	—	—	602,255
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	79,596	—	—	79,596
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	63,838	—	1,811	—	—	65,649
OTHER NON-CURRENT LIABILITIES	—	19,333	—	23,576	631	—	43,540
INTERCOMPANY PAYABLE	—	110,055	—	118,184	(7,895)	(220,344)	—
TOTAL LIABILITIES	—	204,871	706,080	352,738	8,006	(220,344)	1,051,351
TOTAL SHAREHOLDERS’ EQUITY	1,273,548	1,273,548	527,234	990,056	1,254,971	(4,045,809)	1,273,548
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,273,548	$1,478,419	$1,233,314	$1,342,794	$1,262,977	$(4,266,153)	$2,324,899

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$29,759	$283,258	$1,280	$35,166	$—	$349,463
Accounts receivable, less allowance for doubtful accounts	—	1	—	81,288	1,351	—	82,640
Inventory	—	—	—	123,432	—	(13,397)	110,035
Intercompany interest receivable	—	—	—	—	4,320	(4,320)	—
Income tax receivable	—	1,750	—	19,984	—	—	21,734
Prepaid and other current assets	—	1,273	842	38,697	4,502	—	45,314
Total current assets	—	32,783	284,100	264,681	45,339	(17,717)	609,186
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	37,398	1,098,870	1,663	1,137,931
NET PROPERTY, PLANT AND EQUIPMENT	—	2,819	—	380,577	1,711	197	385,304
INVESTMENT IN JOINT VENTURE	—	—	—	(12,282)	80,765	—	68,483
INVESTMENT IN SUBSIDIARIES	1,251,582	1,392,465	987,381	—	—	(3,631,428)	—
OTHER ASSETS	—	26,642	9,351	664,664	13,153	(551,061)	162,749
TOTAL ASSETS	$1,251,582	$1,454,709	$1,280,832	$1,335,038	$1,239,838	$(4,198,346)	$2,363,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$823	$20	$55,052	$2,090	$—	$57,985
Current maturities of long-term debt	—	—	93,057	—	—	—	93,057
Accrued interest	—	12	5,591	603	—	—	6,206
Accrued customer incentives	—	—	—	9,759	—	—	9,759
Other current liabilities	—	16,115	—	37,944	12,382	—	66,441
Current liabilities for dispositions and discontinued operations	—	—	—	11,500	—	—	11,500
Total current liabilities	—	16,950	98,668	114,858	14,472	—	244,948
LONG-TERM DEBT	—	—	675,103	—	—	—	675,103
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	81,660	—	—	81,660
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	63,759	—	2,576	—	—	66,335
OTHER NON-CURRENT LIABILITIES	—	19,811	—	23,552	662	—	44,025
INTERCOMPANY PAYABLE	—	102,607	—	125,011	(3,751)	(223,867)	—
TOTAL LIABILITIES	—	203,127	773,771	347,657	11,383	(223,867)	1,112,071
TOTAL SHAREHOLDERS’ EQUITY	1,251,582	1,251,582	507,061	987,381	1,228,455	(3,974,479)	1,251,582
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,251,582	$1,454,709	$1,280,832	$1,335,038	$1,239,838	$(4,198,346)	$2,363,653

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$46,321	$26,146	$15,000	$69,566	$36,292	$(77,620)	$115,705
INVESTING ACTIVITIES
Capital expenditures	—	(62)	—	(24,701)	(9,998)	—	(34,761)
Purchase of timberlands	—	—	—	—	(2,942)	—	(2,942)
Investment In Subsidiaries	—	—	26,011	—	—	(26,011)	—
Other	—	—	—	6,107	775	—	6,882
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(62)	26,011	(18,594)	(12,165)	(26,011)	(30,821)
FINANCING ACTIVITIES
Repayment of debt	—	—	(75,000)	—	—	—	(75,000)
Dividends paid	(43,894)	—	—	—	—	—	(43,894)
Proceeds from the issuance of common shares	5,399	—	—	—	—	—	5,399
Excess tax benefits on stock-based compensation	—	—	—	3,970	—	—	3,970
Repurchase of common shares	(7,826)	—	—	—	—	—	(7,826)
Distributions to / from Parent	—	(46,321)	(15,000)	(42,310)	—	103,631	—
CASH USED FOR FINANCING ACTIVITIES	(46,321)	(46,321)	(90,000)	(38,340)	—	103,631	(117,351)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	116	—	—	116
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	(20,237)	(48,989)	12,748	24,127	—	(32,351)
Balance, beginning of year	—	29,759	283,258	1,280	35,166	—	349,463
Balance, end of period	$—	$9,522	$234,269	$14,028	$59,293	$—	$317,112

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$38,696	$96,233	$15,000	$18,884	$74,820	$(152,222)	$91,411
INVESTING ACTIVITIES
Capital expenditures	—	(66)	—	(28,563)	(7,535)	(1)	(36,165)
Intercompany purchase of timberlands and real estate	—	—	—	(39,694)	(22,931)	62,625	—
Change in restricted cash	—	—	—	—	(9,809)	—	(9,809)
Investment in Subsidiaries	—	—	(55,504)	—	—	55,504	—
Other	—	—	—	10,346	(1,987)	—	8,359
CASH USED FOR INVESTING ACTIVITIES	—	(66)	(55,504)	(57,911)	(42,262)	118,128	(37,615)
FINANCING ACTIVITIES
Issuance of debt	—	—	75,000	—	52,000	—	127,000
Repayment of debt	—	(5,000)	(4,650)	—	(57,000)	—	(66,650)
Dividends paid	(39,910)	—	—	—	—	—	(39,910)
Proceeds from the issuance of common shares	7,211	—	—	—	—	—	7,211
Excess tax benefits on stock-based compensation	—	—	—	3,153	—	—	3,153
Debt issuance costs	—	—	(397)	—	—	—	(397)
Repurchase of common shares	(5,997)	—	—	—	—	—	(5,997)
Distributions to / from Parent	—	(38,696)	(15,000)	39,602	(20,000)	34,094	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(38,696)	(43,696)	54,953	42,755	(25,000)	34,094	24,410
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(200)	—	—	(200)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	52,471	14,449	3,528	7,558	—	78,006
Balance, beginning of year	—	2,895	67,494	2,228	2,347	—	74,964
Balance, end of period	$—	$55,366	$81,943	$5,756	$9,905	$—	$152,970

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
When we refer to "we," "us," "our," "the Company," or "Rayonier," we mean Rayonier Inc. and its consolidated subsidiaries. References herein to "Notes to Financial Statements" refer to the Notes to the Condensed Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.

The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with the 2010 Annual Report on Form 10-K.
Forward - Looking Statements
Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier's future financial and operational performance, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "should," "expect," "estimate," "believe," "anticipate" and other similar language. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements. The risk factors contained in Item 1A - Risk Factors in our 2010 Annual Report on Form 10-K, among others, could cause actual results to differ materially from those expressed in forward-looking statements that are made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report on Form 10-K.
Segments
Effective first quarter 2011, we reorganized our United States timber operations from the Eastern and Western regions into the Atlantic (Florida and Georgia), Gulf States (Alabama, Arkansas, Louisiana, Oklahoma and Texas) and Northern (New York and Washington) regions. Additionally, we renamed the Timber segment, Forest Resources. All prior periods presented have been restated to conform with this new structure.
We are a leading international forest products company primarily engaged in timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. We operate in four reportable business segments: Forest Resources, Real Estate, Performance Fibers, and Wood Products. Forest Resources sales include all activities which relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use ("HBU"). The assets of the Real Estate segment include HBU property held by our real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of lumber operations. Our remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are combined and reported in "Other Operations." Sales between operating segments are made based on fair market value, and intercompany sales, purchases and profits or losses are eliminated in consolidation.
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

Results of Operations

	Three Months Ended March 31,
Financial Information (in millions)	2011	2010
Sales
Forest Resources
Atlantic	$13	$22
Gulf States	8	7
Northern	24	16
New Zealand	3	2
Total Forest Resources	48	47
Real Estate
Development	—	1
Rural	12	3
Non-Strategic Timberlands	1	29
Total Real Estate	13	33
Performance Fibers
Cellulose specialties	194	157
Absorbent materials	57	43
Total Performance Fibers	251	200
Wood Products	16	16
Other Operations	30	17
Intersegment Eliminations	—	(3)
Total Sales	$358	$310

Operating Income (Loss)
Forest Resources	$11	$8
Real Estate	7	17
Performance Fibers	76	45
Wood Products	—	—
Other Operations	1	1
Corporate and other (a)	(7)	6
Operating Income	88	77
Interest Expense, Interest Income and Other	(14)	(12)
Income Tax Expense	(16)	(8)
Net Income	$58	$57

Diluted Earnings Per Share	$0.70	$0.71

(a)
The three month ended March 31, 2010 includes a gain of $12 million from the sale of a portion of our interest in the New Zealand joint venture. See Note 5 — Joint Venture Investment for additional information.

 FOREST RESOURCES

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended March 31,		Price	Volume/ Mix/Other
Atlantic	$22	$—	$(9)	$13
Gulf States	7	—	1	8
Northern	16	7	1	24
New Zealand	2	—	1	3
Total Sales	$47	$7	$(6)	$48

Operating Income (in millions)	2010	Changes Attributable to:			2011
Three months ended March 31,		Price	Volume/ Mix	Cost/Other
Atlantic	$5	$—	$(3)	$—	$2
Gulf States	3	—	—	(3)	—
Northern	—	7	1	—	8
New Zealand/Other	—	—	—	1	1
Total Operating Income	$8	$7	$(2)	$(2)	$11
The Atlantic region's sales and operating income decreased $9 million and $3 million from the prior year period, respectively, as volumes declined by 40 percent. In first quarter 2010, the Company accelerated sales volumes in the Atlantic region to capitalize on higher prices due to strong demand for pulpwood and restricted timber supply due to wet logging conditions.
For the quarter, Gulf States sales increased $1 million while operating income declined $3 million due to higher depletion and lower non-timber income.
The Northern region's sales and operating income both improved $8 million from the prior year period due to strong export demand. Prices and volumes increased 37 percent and 11 percent from first quarter 2010, respectively.
The New Zealand sales represent timberland management fees for services provided to our New Zealand joint venture ("JV"). The operating income primarily represents equity earnings related to the JV's timber activities which have increased from 2010 mainly due to improved prices from increased export demand.
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

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended March 31,		Price	Volume/ Mix
Development	$1	$—	$(1)	$—
Rural	3	3	6	12
Non-Strategic Timberlands	29	—	(28)	1
Total Sales	$33	$3	$(23)	$13

Operating Income (in millions)	2010	Changes Attributable to:			2011
Three months ended March 31,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$17	$3	$(15)	$2	$7
Sales and operating income decreased from first quarter 2010 primarily due to lower non-strategic timberland sales volumes. In first quarter 2011, we sold approximately 300 acres of non-strategic timberland compared to approximately 24,000 acres in the prior year period. Full year 2011 non-strategic timberland volumes are expected to be lower than 2010 as the bulk of our land currently classified as non-strategic has been sold.
Partially offsetting the decline in non-strategic timberlands sales were two conservation sales. In first quarter 2011, rural sales volumes increased by approximately 3,000 acres and rural prices improved by 34 percent compared to the prior year period.
PERFORMANCE FIBERS

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended March 31,		Price	Volume/ Mix
Cellulose specialties	$157	$20	$17	$194
Absorbent materials	43	14	—	57
Total Sales	$200	$34	$17	$251

Operating Income (in millions)	2010	Changes Attributable to:			2011
Three months ended March 31,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$45	$34	$5	$(8)	$76
Cellulose specialties and absorbent materials prices increased 12 percent and 32 percent over first quarter 2010, respectively, due to strong demand. In addition, cellulose specialties volumes improved 10 percent due to the timing of customer orders and higher production. Operating results reflect an increase in chemical, energy and transportation costs, offset in part by a decline in wood costs and depreciation expense.
WOOD PRODUCTS

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended March 31,		Price	Volume
Total Sales	$16	$—	$—	$16

Operating Income (in millions)	2010	Changes Attributable to:		2011
Three months ended March 31,		Price	Costs
Total Operating Income	$—	$—	$—	$—
First quarter 2011 sales and operating income were consistent with the prior year period. Our sawmills continued to produce at a reduced capacity due to a weak housing market.
OTHER OPERATIONS
Sales of $30 million for the quarter were $13 million above the prior year period while operating income of $1 million was consistent with the prior year. The increase in sales reflects higher export demand; however, due to low margins on trading sales, there was minimal impact to operating income.
Corporate and Other Expense/Eliminations
The 2010 results include a first quarter gain of $12 million from the sale of a portion of the Company's interest in its New Zealand JV. Excluding the gain on the JV interest sale, corporate and other expenses were $1 million above the prior year period primarily due to receipt of an insurance settlement in 2010.
Interest Expense and Interest/Other Income
Interest and other expenses increased for the quarter reflecting higher average net debt balances and the write-off of $400,000 in capitalized loan costs from the early payment of a $75 million term loan due in 2015.
Income Tax Expense
The first quarter effective tax rate was 21.7 percent compared to 11.8 percent in 2010. The higher rate in 2011 was primarily due to proportionately higher earnings from the taxable REIT subsidiaries, in particular Performance Fibers.

Outlook
For full year 2011, we anticipate earnings of $2.85 to $3.10 per share, an increase from previous guidance of $2.50 to $2.70 per share. CAD is expected to range from $285 million to $310 million, versus our prior guidance of $260 million to $280 million. The primary basis for management's decision to increase our 2011 guidance is growing export demand for logs in the Forest Resources segment and strong cellulose specialties and absorbent materials prices due to robust market demand in the Performance Fibers segment.
Our full year 2011 financial guidance is subject to a number of variables and uncertainties, including those discussed under Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations, Forward - Looking Statements of this Form 10-Q and Item 1A - Risk Factors in our 2010 Annual Report on Form 10-K.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality and seasonality in working capital needs and long-term debt has been used to fund major acquisitions.
Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of March 31,	As of December 31,
	2011	2010
Cash and cash equivalents (a)	$317	$349
Total debt	695	768
Shareholders’ equity	1,274	1,252
Total capitalization (total debt plus equity)	1,969	2,020
Debt to capital ratio	35%	38%

(a) Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31:

	2011	2010
Total cash provided by (used for):
Operating activities	$116	$91
Investing activities	(31)	(38)
Financing activities	(117)	24
Cash Provided by Operating Activities
Cash provided by operating activities increased primarily due to higher earnings in our Performance Fibers segment and lower working capital requirements related to the timing of vendor and income tax payments. These increases were partially offset by lower operating results in our Real Estate segment.
Cash Used for Investing Activities
Cash used for investing activities declined primarily due to a decrease in restricted cash from the timing of like-kind exchange transactions.
Cash Used for (Provided by) Financing Activities
Cash used for financing activities in 2011 included debt payments of $75 million, while 2010 included net borrowings of $60 million. See Note 13 — Debt for further information on the repayment of the $75 million five year term loan. Additionally, 2011 dividend payments were higher reflecting a fourth quarter 2010 increase in the quarterly dividend to $0.54 per share.

Expected 2011 Expenditures
Capital expenditures (excluding strategic acquisitions) in 2011 are forecast to be between $140 million and $145 million compared to $138 million in 2010. Additionally, we are evaluating the conversion of our existing absorbent materials line at Jesup, Georgia to produce high purity cellulose specialties. The evaluation is expected to be completed in mid-year 2011, and if approved, the estimated cost of the project will be $250 million to $300 million over the next two to three years. The project may be funded by cash on hand or incurring new debt.
Our 2011 dividend payments are expected to increase from $165 million in 2010 to $175 million assuming no change in the current quarterly dividend rate of $0.54 per share. In March 2011, we repaid a $75 million term loan with a 2015 maturity date. We have a $93 million note payable which matures on December 31, 2011. We expect to repay this note using cash on hand, however, we may issue new debt.
We made no discretionary pension contributions in the first quarter of 2011. We have no mandatory pension contributions and we do not expect to make any discretionary contributions in 2011. We received income tax refunds of $6 million during the first quarter of 2011 compared to payments of $3 million in the prior year period. Cash payments for income taxes in 2011 are anticipated to be between $5 million and $10 million. Expenditures related to dispositions and discontinued operations were $2 million for the first quarter of 2011; full year 2011 expenditures of approximately $11 million are anticipated. See Note 10 — Liabilities for Dispositions and Discontinued Operations for further information.

Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings before Interest, Taxes, Depreciation, Depletion and Amortization ("EBITDA"), and Adjusted Cash Available for Distribution ("Adjusted CAD"). These measures are not defined by Generally Accepted Accounting Principles ("GAAP") and the discussion of EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA as a performance measure and Adjusted CAD as a liquidity measure. EBITDA is defined by the Securities and Exchange Commission. Adjusted CAD as defined, however, may not be comparable to similarly titled measures reported by other companies.
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Net Income to EBITDA Reconciliation
Net Income	$58	$57
Income tax expense	16	8
Interest, net	14	12
Depreciation, depletion and amortization	32	43
EBITDA	$120	$120

EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended March 31,
	2011	2010
EBITDA by Segment
Forest Resources	$26	$25
Real Estate	10	26
Performance Fibers	89	61
Wood Products	1	1
Other Operations	1	1
Corporate and other (a)	(7)	6
EBITDA	$120	$120
(a) The results for 2010 include a gain of $12 million from the sale of a portion of our interest in the New Zealand JV.

Excluding the gain from the JV sale, 2011 EBITDA was $12 million above the prior year period primarily due to higher earnings in our Performance Fibers segment partially offset by lower operating results in our Real Estate segment.
The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and Other	Total
Three Months Ended March 31, 2011
Operating Income	$11	$7	$76	$—	$1	$(7)	$88
Add: Depreciation, depletion and amortization	15	3	13	1	—	—	32
EBITDA	$26	$10	$89	$1	$1	$(7)	$120

Three Months Ended March 31, 2010
Operating Income	$8	$17	$45	$—	$1	$6	$77
Add: Depreciation, depletion and amortization	17	9	16	1	—	—	43
EBITDA	$25	$26	$61	$1	$1	$6	$120
Adjusted CAD is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchase of the Company's common shares, debt reduction and strategic acquisitions net of associated financing (e.g. realizing LKE tax benefits). We define CAD as Cash Provided by Operating Activities adjusted for capital spending, the tax benefits associated with certain strategic acquisitions, the change in committed cash, and other items which include cash provided by discontinued operations, proceeds from matured energy forward contracts, excess tax benefits on stock-based compensation and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled "Adjusted CAD."

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Cash used for investing activities	$(31)	$(38)

Cash (used for) provided by financing activities	$(117)	$24

Cash provided by operating activities	$116	$91
Capital expenditures	(35)	(36)
Change in committed cash	(1)	10
Excess tax benefits on stock-based compensation	4	3
Other	4	9
CAD	88	77
Mandatory debt repayments	—	—
Adjusted CAD	$88	$77
Adjusted CAD was higher in 2011 primarily due to lower working capital requirements. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
In April 2011, we entered into a five year $300 million unsecured revolving credit facility, replacing the previous $250 million credit facility which was scheduled to expire in August 2011. The new facility has a borrowing rate of LIBOR plus 105 basis points plus a facility fee of 20 basis points and expires in April 2016. At March 31, 2011, the available borrowing capacity on the $250 million credit facility was $245 million. When our $300 million credit facility became effective on April 21, our available borrowing capacity increased to $295 million.
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. In February 2011, Standard & Poor's Ratings Services raised its credit rating on Rayonier to "BBB+" from "BBB". In April 2011, Moody's affirmed its "Baa2" senior unsecured ratings of Rayonier and raised its ratings outlook to “Positive” from “Stable.”
In connection with our installment notes and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, Funds from Operations, and ratios of cash flows to fixed charges. At March 31, 2011, we are in compliance with all of these covenants.
In addition to these financial covenants, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the "excess proceeds") in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. The amount of excess proceeds was $27.2 million at both March 31, 2011 and December 31, 2010.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes to the Contractual Financial Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Annual Report on Form 10-K. See Note 9 - Guarantees for details on the letters of credit, surety bonds and guarantees as of March 31, 2011.
New or Recently Adopted Accounting Pronouncements
For information on new or recently adopted accounting pronouncements, see Note 1 - Basis of Presentation and New Accounting Pronouncements.

Sales Volumes by Segment:

	Three Months Ended March 31,
	2011	2010
Forest Resources — in thousands of short green tons
Atlantic	645	1,074
Gulf States	346	335
Northern	436	392
Total	1,427	1,801
Real Estate—acres sold
Development	57	310
Rural	5,445	2,002
Non-Strategic Timberlands	330	23,996
Total Acres Sold	5,832	26,308
Performance Fibers
Sales volume — in thousands of metric tons
Cellulose specialties	122	111
Absorbent materials	63	61
Total	185	172
Wood Products
Lumber sales volume — in millions of board feet	56	55

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Other Economic Risks
Our exposures to market risk have not changed materially since December 31, 2010. For quantitative and qualitative disclosures about market risk, see Item 7A - Quantitative and Qualitative Disclosures about Market Risk in our 2010 Annual Report on Form 10-K.
Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2011.
In the quarter ended March 31, 2011, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	132,741	$56.71	—	2,500,270
February 1 to February 28	—	—	—	2,500,270
March 1 to March 31	6,388	59.82	—	2,500,270
Total	139,129		—	2,500,270

(1)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of performance and restricted shares under the Rayonier Incentive Stock Plan.
See Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our 2010 Annual Report on Form 10-K for additional information regarding our Common Share repurchase program.

Item 5.    Other Information
On April 21, 2011, Rayonier Inc. (the “Company”) entered into a U.S. $300,000,000 Five-Year Revolving Credit Agreement (the “Credit Agreement”) among the Company, Rayonier TRS Holdings Inc., Rayonier Operating Company LLC and Rayonier Forest Resources, L.P., as Borrowers, Credit Suisse AG as Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Co-Syndication Agents, SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers. The Credit Agreement provides for revolving credit advances of up to $300,000,000, of which up to $100,000,000 is available in the form of letters of credit.
The interest rate on borrowings under the Credit Agreement is generally based, at the Company's option, on either (1) a Eurodollar rate plus the applicable margin (currently at 1.05%) based upon the Company's credit rating or (2) the higher of the prime rate, the federal funds rate plus 1/2 of 1.00% or the one-month Eurodollar rate plus 1.00% plus the applicable margin (currently at 0.05%) based on the Company's credit rating. Interest is payable either quarterly or based on a one, two, three or six month interest period depending on the type of interest rate selected by the Company. Principal outstanding under all loans is payable on the termination date of the Credit Agreement. An annual facility fee is also payable by the Borrowers on the amount of the facility based on the Company's credit rating (currently at 0.20%).
The Credit Agreement contains financial covenants relating to leverage and interest coverage as well as other affirmative and negative covenants relating to certain investments, mergers, asset sales, debt, liens, acquisitions, affiliate transactions and restricted payments. In addition, certain subsidiaries of the Company have executed guarantees whereby they have agreed to guarantee the debt of the borrowers.
The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the lenders holding more than 50% of the outstanding principal amount of the existing loans may accelerate amounts due under the Credit Agreement (except for a bankruptcy default in which case such amounts shall automatically become due and payable).
A copy of the Credit Agreement is filed as Exhibit 10.1 hereto. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, which is incorporated by reference herein.

Some of the parties to the Credit Agreement and their affiliates have provided, and may provide in the future, investment banking, commercial banking and other financial services for the Company and its subsidiaries in the ordinary course of business, for which they have received and will receive customary compensation.
In connection with the transactions contemplated by the Credit Agreement, on April 21, 2011, the Company terminated its existing $250 million 2006 revolving credit agreement, which was scheduled to expire in August 2011. A copy of this agreement is filed as Exhibit 10.6 in the Company's June 30, 2010 Form 10-Q.

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's May 25, 2010 Form 8-K
3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's October 21, 2009 Form 8-K
10.1
Five Year Revolving Credit Agreement dated April 21, 2011 among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC and Rayonier Forest Resources, L.P., as Borrowers, Credit Suisse AG as Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Co-Syndication Agents, SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers.

Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, formatted in Extensible Business Reporting Language ("XBRL"), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2011 and 2010; (ii) the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
Furnished herewith pursuant to Rule 406T of Regulation S-T

SIGNATURE
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
April 26, 2011