Form 10-Q
period 2011-06-30
RAYONIER INC
filed 2011-07-28
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
YES ☐        NO  ☒

As of July 21, 2011, there were outstanding 81,212,865 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
SALES	$357,397	$312,210	$715,127	$622,410

Costs and Expenses
Cost of sales	262,772	242,940	520,283	475,794
Selling and general expenses	15,992	15,172	32,425	32,139
Other operating expense (income), net	709	(1,260)	(1,409)	(5,828)
	279,473	256,852	551,299	502,105
Equity in income of New Zealand joint venture	1,149	986	2,823	531

OPERATING INCOME BEFORE GAIN ON SALE OF A PORTION
OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	79,073	56,344	166,651	120,836

Gain on sale of a portion of the interest in the New Zealand joint venture (Note 5)	—	—	—	12,367

OPERATING INCOME	79,073	56,344	166,651	133,203

Interest expense	(12,628)	(12,250)	(25,945)	(24,736)
Interest and miscellaneous income, net	314	408	605	598

INCOME BEFORE INCOME TAXES	66,759	44,502	141,311	109,065
Income tax expense	(10,305)	(5,944)	(26,446)	(13,554)

NET INCOME	56,454	38,558	114,865	95,511

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	7,442	(2,045)	7,729	(3,261)
Joint venture cash flow hedges	699	816	132	1,026
Amortization of pension and postretirement benefit costs, net of income
tax expense (benefit) of $927 and $221, and $1,854 and ($2,366)	2,094	535	4,188	4,639

COMPREHENSIVE INCOME	$66,689	$37,864	$126,914	$97,915

EARNINGS PER COMMON SHARE
Basic earnings per share	$0.70	$0.48	$1.42	$1.20

Diluted earnings per share	$0.67	$0.48	$1.38	$1.18

Dividends per share	$0.54	$0.50	$1.08	$1.00

PRO FORMA BASIS (ADJUSTED FOR 3-FOR-2 STOCK SPLIT EFFECTIVE AUGUST 2011) (Note 2)
Basic earnings per share	$0.46	$0.32	$0.94	$0.80

Diluted earnings per share	$0.45	$0.32	$0.92	$0.79

Dividends per share	$0.36	$0.33	$0.72	$0.67

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$314,180	$349,463
Accounts receivable, less allowance for doubtful accounts of $388 and $387	108,302	82,640
Inventory
Finished goods	81,953	84,013
Work in progress	7,517	6,041
Raw materials	17,234	17,517
Manufacturing and maintenance supplies	2,325	2,464
Total inventory	109,029	110,035
Income tax receivable	1,755	21,734
Prepaid and other current assets	72,020	45,314
Total Current Assets	605,286	609,186

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,129,306	1,137,931

PROPERTY, PLANT AND EQUIPMENT
Land	26,343	24,752
Buildings	131,993	131,100
Machinery and equipment	1,381,800	1,350,812
Total property, plant and equipment, gross	1,540,136	1,506,664
Less—accumulated depreciation	(1,131,767)	(1,121,360)
Total property, plant and equipment, net	408,369	385,304

INVESTMENT IN JOINT VENTURE (NOTE 5)	77,469	68,483

OTHER ASSETS	141,357	162,749

TOTAL ASSETS	$2,361,787	$2,363,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$67,143	$57,985
Current maturities of long-term debt	116,167	93,057
Accrued taxes	18,359	10,337
Uncertain tax positions	16,430	430
Accrued payroll and benefits	21,709	25,466
Accrued interest	6,640	6,206
Accrued customer incentives	8,707	9,759
Other current liabilities	36,050	30,208
Current liabilities for dispositions and discontinued operations (Note 10)	11,625	11,500
TOTAL CURRENT LIABILITIES	302,830	244,948

LONG-TERM DEBT	581,297	675,103

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED
OPERATIONS (Note 10)	76,928	81,660

PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 12)	65,137	66,335

OTHER NON-CURRENT LIABILITIES	32,616	44,025

COMMITMENTS AND CONTINGENCIES (Note 9 and 11)

SHAREHOLDERS’ EQUITY
Common Shares, 240,000,000 shares authorized, 81,205,635 and
80,682,093 shares issued and outstanding	615,869	602,882
Retained earnings	743,419	717,058
Accumulated other comprehensive loss	(56,309)	(68,358)
TOTAL SHAREHOLDERS' EQUITY	1,302,979	1,251,582

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,361,787	$2,363,653
See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$114,865	$95,511
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	62,863	76,522
Non-cash cost of real estate sold	1,749	3,434
Stock-based incentive compensation expense	8,021	7,960
Gain on sale of a portion of interest in the New Zealand joint venture	—	(11,545)
Amortization of convertible debt discount	4,303	4,058
Deferred income taxes	(945)	385
Excess tax benefits on stock-based compensation	(4,900)	(3,951)
Other	8,342	1,747
Changes in operating assets and liabilities:
Receivables	(25,222)	7,952
Inventories	1,067	(7,359)
Accounts payable	10,114	841
Income tax receivable	19,979	192,458
Other current assets	(13,545)	(11,796)
Accrued liabilities	14,287	4,459
Other assets	1,239	(91)
Other non-current liabilities	(2,434)	(466)
Expenditures for dispositions and discontinued operations	(4,916)	(4,319)
CASH PROVIDED BY OPERATING ACTIVITIES	194,867	355,800

INVESTING ACTIVITIES
Capital expenditures	(65,211)	(71,348)
Purchase of timberlands	(12,976)	—
Change in restricted cash	8,323	(10,043)
Other	(950)	4,875
CASH USED FOR INVESTING ACTIVITIES	(70,814)	(76,516)

FINANCING ACTIVITIES
Issuance of debt	70,000	127,000
Repayment of debt	(145,000)	(66,650)
Dividends paid	(87,871)	(79,990)
Proceeds from the issuance of common shares	7,894	12,232
Excess tax benefits on stock-based compensation	4,900	3,951
Debt issuance costs	(1,663)	(535)
Repurchase of common shares	(7,828)	(5,997)
CASH USED FOR FINANCING ACTIVITIES	(159,568)	(9,989)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	232	(75)

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(35,283)	269,220
Balance, beginning of year	349,463	74,964
Balance, end of period	$314,180	$344,184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period:
Interest	$19,479	$19,700

Income taxes	$(448)	$144

Non-cash investing activity:
Capital assets purchased on account	$11,129	$13,595

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
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and two subsequent events warranted disclosure. See Note 2 - Earnings Per Common Share and Note 3 - Income Taxes for additional information.
New or Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts - net income and other comprehensive income, would need to be displayed under either alternative. The statements would need to be presented with equal prominence as the other primary financial statements. The standard is effective for Rayonier's first quarter 2012 filing. Since Rayonier reports a condensed consolidated statement of income and comprehensive income as its first financial statement each quarter, this new guidance will have no effect.
2.    EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$56,454	$38,558	$114,865	$95,511

Shares used for determining basic earnings per common share	81,128,442	80,104,004	81,038,096	79,923,790
Dilutive effect of:
Stock options	494,374	374,768	487,376	387,399
Performance and restricted shares	634,627	613,931	611,325	592,281
Assumed conversion of Senior Exchangeable Notes (a)	1,541,395	—	1,271,207	—
Assumed conversion of warrants (a)	328,778	—	104,321	—
Shares used for determining diluted earnings per common share	84,127,616	81,092,703	83,512,325	80,903,470

Basic earnings per common share	$0.70	$0.48	$1.42	$1.20

Diluted earnings per common share	$0.67	$0.48	$1.38	$1.18

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Anti-dilutive shares excluded from the computations of
diluted earnings per share:
Stock options, performance and restricted shares	95,772	512,663	131,808	513,567
Exchangeable note hedges (a)	1,541,395	—	1,271,207	—
Total	1,637,167	512,663	1,403,015	513,567

(a) For additional information on the potential dilutive impact of the Senior Exchangeable Notes, warrants and exchangeable note hedges, see Note 11 - Debt in the 2010 Annual Report on Form 10-K.

Subsequent Events
On July 22, 2011, the Board of Directors authorized a three-for-two stock split. An additional one-half common share for every common share held of record as of August 10, 2011 will be distributed on August 24, 2011. Earnings per share and dividends per share presented in the interim financial statements have not been adjusted for the stock split. The condensed consolidated statements of income and comprehensive income present, on a pro forma basis, earnings per share and dividends per share reflecting the stock split. The following table provides the pro forma post-split basic and dilutive shares used for determining earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic shares	121,692,663	120,156,006	121,557,144	119,885,685
Diluted shares	126,191,424	121,639,055	125,268,488	121,355,205

On July 22, 2011, the Board of Directors also approved an increase in the quarterly dividend per share from $0.54 per share to $0.60 per share on a pre-split basis starting with the third quarter 2011 dividend. On a post-split basis the dividend per share increased from $0.36 per share to $0.40 per share.

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
The Company's effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT. The effective tax rates for the quarter and year-to-date were 15.4 percent and 18.7 percent compared to 13.4 percent and 12.4 percent in 2010, respectively, reflecting higher 2011 earnings from the taxable REIT subsidiaries, in particular Performance Fibers.
The U.S. Internal Revenue Service ("IRS") allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. In the second quarter of 2011, management approved an exchange of approximately 30 million gallons of alternative fuel ("black liquor") previously claimed for the alternative fuel mixture credit ("AFMC") for the cellulosic biofuel producer credit ("CBPC"). This resulted in a second quarter 2011 net tax benefit of $4.1 million. For additional information, see Note 3 - Alternative Fuel Mixture Credit ("AFMC") and Cellulosic Biofuel Producer Credit ("CBPC") in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
Subsequent Events
In July 2011, the Company received a final examination report from the IRS regarding its Rayonier TRS Holdings Inc. ("TRS") 2009 tax return. As a result, Rayonier will reverse the uncertain tax liability recorded in 2009 relating to the taxability of the AFMC and recognize a $16 million tax benefit in the third quarter of 2011. For additional information, see Note 8 - Income Taxes in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange ("LKE") treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of June 30, 2011 and December 31, 2010, the Company had $0 and $8.3 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

5.	JOINT VENTURE INVESTMENT
The Company holds a 26 percent interest in Matariki Forestry Group ("Matariki"), a joint venture ("JV") that owns or leases approximately 0.3 million acres of New Zealand timberlands. In addition to the investment, Rayonier New Zealand Limited, a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business.
In February 2010, the JV sold a 35 percent interest to a new investor for NZ$167 million. Matariki issued new shares to the investor and used all the proceeds to pay down a portion of its outstanding NZ$367 million debt. Upon closing, Rayonier's ownership interest in Matariki declined from 40 percent to 26 percent. As a result of this transaction, results for the six months ended June 30, 2010 include a gain of $11.5 million, net of $0.9 million in tax, or $0.14 per diluted share.

6.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the six months ended June 30, 2011 and the year ended December 31, 2010 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	79,541,974	$561,962	$663,986	$(79,742)	$1,146,206
Net income	—	—	217,586	—	217,586
Dividends ($2.04 per share)	—	—	(164,514)	—	(164,514)
Issuance of shares under incentive stock plans	1,276,227	26,314	—	—	26,314
Stock-based compensation	—	15,223	—	—	15,223
Excess tax benefit on stock-based compensation	—	5,411	—	—	5,411
Repurchase of common shares	(136,108)	(6,028)	—	—	(6,028)
Net gain from pension and postretirement plans	—	—	—	6,385	6,385
Foreign currency translation adjustment	—	—	—	4,162	4,162
Joint venture cash flow hedges	—	—	—	837	837
Balance, December 31, 2010	80,682,093	$602,882	$717,058	$(68,358)	$1,251,582
Net income	—	—	114,865	—	114,865
Dividends ($1.08 per share)	—	—	(88,504)	—	(88,504)
Issuance of shares under incentive stock plans	662,671	7,894	—	—	7,894
Stock-based compensation	—	8,021	—	—	8,021
Excess tax benefit on stock-based compensation	—	4,900	—	—	4,900
Repurchase of common shares	(139,129)	(7,828)	—	—	(7,828)
Amortization of pension and postretirement plans	—	—	—	4,188	4,188
Foreign currency translation adjustment	—	—	—	7,729	7,729
Joint venture cash flow hedges	—	—	—	132	132
Balance, June 30, 2011	81,205,635	$615,869	$743,419	$(56,309)	$1,302,979

7.	SEGMENT AND GEOGRAPHICAL INFORMATION
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
Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	June 30,	December 31,
ASSETS	2011	2010
Forest Resources	$1,255,830	$1,259,925
Real Estate	76,296	85,525
Performance Fibers	607,481	550,875
Wood Products	21,473	19,544
Other Operations	29,877	25,583
Corporate and other	370,830	422,201
Total	$2,361,787	$2,363,653

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2011	2010	2011	2010
Forest Resources	$57,037	$48,917	$105,217	$96,025
Real Estate	12,305	12,712	25,767	45,729
Performance Fibers	232,807	201,947	483,970	401,719
Wood Products	17,957	21,573	33,747	37,505
Other Operations	38,508	30,246	68,920	47,354
Intersegment Eliminations (a)	(1,217)	(3,185)	(2,494)	(5,922)
Total	$357,397	$312,210	$715,127	$622,410

(a)	Intersegment eliminations primarily reflect sales from our Forest Resources segment to our Performance Fibers segment.

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME	2011	2010	2011	2010
Forest Resources	$11,838	$8,663	$22,888	$16,872
Real Estate	5,009	4,183	12,380	21,537
Performance Fibers	71,102	44,990	146,811	89,847
Wood Products	(987)	4,270	(534)	4,311
Other Operations	(965)	726	(166)	1,336
Corporate and other (b)	(6,924)	(6,488)	(14,728)	(700)
Total	$79,073	$56,344	$166,651	$133,203

(b)
Six months ended June 30, 2010 includes a $12.4 million gain from the sale of a portion of the Company's interest in its New Zealand JV. See Note 5 — Joint Venture Investment for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2011	2010	2011	2010
Forest Resources	$15,848	$17,269	$31,252	$34,005
Real Estate	2,231	2,486	4,921	12,002
Performance Fibers	11,783	12,203	24,498	28,007
Wood Products	834	1,078	1,655	2,144
Corporate and other	298	171	537	364
Total	$30,994	$33,207	$62,863	$76,522

8.	FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at June 30, 2011 and December 31, 2010, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	June 30, 2011		December 31, 2010
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$314,180	$314,180	$349,463	$349,463
Short-term debt	(116,167)	(118,424)	(93,057)	(98,042)
Long-term debt	(581,297)	(750,980)	(675,103)	(783,080)
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Assets measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at June 30, 2011	Level 2	Carrying Value at December 31, 2010	Level 2
Investment in special-purpose entity	$2,879	$2,879	$2,879	$2,879

The fair value of the investment in the special-purpose entity is determined by summing the discounted value of future principal and interest payments that Rayonier will receive from the special-purpose entity. The interest rate of a similar instrument is used to determine the discounted value of the payments.

9.	GUARANTEES
 The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of June 30, 2011, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$43,807	$38,110
Guarantees (b)	2,555	43
Surety bonds (c)	12,581	1,857
Total financial commitments	$58,943	$40,010

(a)
Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2011 and 2012 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.6 million of obligations of a special-purpose entity that was established to complete the monetization. At June 30, 2011, the Company has a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2011, 2012 and 2014 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations follows:

	June 30,	December 31,
	2011	2010
Balance, beginning of period	$93,160	$98,591
Expenditures charged to liabilities	(4,916)	(8,632)
Increase to liabilities	309	3,201
Balance, end of period	88,553	93,160
Less: Current portion	(11,625)	(11,500)
Non-current portion	$76,928	$81,660

The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of June 30, 2011, this amount could range up to $40 million, allocable over several of the applicable sites, and arises from uncertainty over the availability or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
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
The Company has four qualified non-contributory defined benefit pension plans covering a majority of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. As of March 2011, all of these plans were closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit costs that have been recognized during the stated periods are shown in the following table:

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$1,695	$1,452	$182	$146
Interest cost	4,522	4,291	236	257
Expected return on plan assets	(6,455)	(5,416)	—	—
Amortization of prior service cost	340	518	22	22
Amortization of plan amendment	—	—	—	(2,392)
Amortization of losses	2,593	1,130	66	1,478
Net periodic benefit cost	$2,695	$1,975	$506	$(489)

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$3,390	$3,098	$364	$292
Interest cost	9,044	8,870	472	514
Expected return on plan assets	(12,910)	(10,826)	—	—
Amortization of prior service cost	680	829	44	44
Amortization of plan amendment	—	—	—	(4,784)
Amortization of losses	5,186	3,228	132	2,956
Net periodic benefit cost	$5,390	$5,199	$1,012	$(978)
The Company made no discretionary contributions to the pension plans during the six months ended June 30, 2011. The Company has no mandatory pension contributions for 2011 and does not expect to make any discretionary contributions.

13.	DEBT
In April 2011, the Company entered into a five year $300 million unsecured revolving credit facility, replacing the previous $250 million facility which was scheduled to expire in August 2011. The new facility has a borrowing rate of LIBOR plus 105 basis points plus a facility fee of 20 basis points and expires in April 2016. The Company had $295 million of available borrowings at June 30, 2011.
In March 2011, TRS, a wholly-owned subsidiary of Rayonier, repaid a $75 million term note due in 2015. There were no other significant changes to the Company's outstanding debt as reported in Note 11 - Debt of the Company's 2010 Annual Report on 10-K.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss was comprised of the following:

	June 30, 2011	December 31, 2010
Foreign currency translation adjustments	$38,660	$30,931
Joint venture cash flow hedges	(1,336)	(1,468)
Unrecognized components of employee benefit plans, net of tax	(93,633)	(97,821)
Total	$(56,309)	$(68,358)

15.	CONSOLIDATING FINANCIAL STATEMENTS

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
Also in 2010, the Company determined that certain amounts had been incorrectly allocated between the entities presented. See Note 21 - Consolidating Financial Statements in the Company's 2010 Annual Report on Form 10-K for additional information. This resulted in (1) an understatement of interest expense of $5.3 million and $10.2 million for the three and six months ended June 30, 2010, respectively, for TRS (Issuer) and an overstatement for the same amount for TRS non-guarantor subsidiaries, and (2) the overstatement of income related to the New Zealand joint venture totaling $0.8 million and $4.7 million for the three and six months ended June 30, 2010, respectively, at Rayonier Inc. (Parent Guarantor) and an understatement for the same amount for Other non-guarantor subsidiaries.  Consequently, Parent Guarantor and Issuer equity in income from subsidiaries and Issuer and Non-guarantor subsidiaries income tax expense, as previously reported, were also impacted by these misallocations in lesser amounts. The information below gives effect to the correction of these matters. The aforementioned items do not impact the Company’s Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Income and Comprehensive Income or Condensed Consolidated Statement of Cash Flows for the quarter ended June 30, 2010. Management believes the effects of these corrections are not material to the Company’s previously issued condensed consolidating financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended June 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$330,812	$43,589	$(17,004)	$357,397
Costs and Expenses
Cost of sales	—	—	—	251,107	30,257	(18,592)	262,772
Selling and general expenses	—	2,215	—	12,985	792	—	15,992
Other operating expense (income), net	—	36	—	1,903	(1,230)	—	709
	—	2,251	—	265,995	29,819	(18,592)	279,473
Equity in income of New Zealand joint venture	—	—	—	167	982	—	1,149
OPERATING (LOSS) INCOME	—	(2,251)	—	64,984	14,752	1,588	79,073
Interest expense	—	(261)	(12,161)	(144)	(62)	—	(12,628)
Interest and miscellaneous income (expense), net	—	1,303	(1,117)	(4,992)	5,120	—	314
Equity in income from subsidiaries	56,454	57,748	44,783	—	—	(158,985)	—
INCOME BEFORE INCOME TAXES	56,454	56,539	31,505	59,848	19,810	(157,397)	66,759
Income tax (expense) benefit	—	(85)	4,845	(15,065)	—	—	(10,305)
NET INCOME	$56,454	$56,454	$36,350	$44,783	$19,810	$(157,397)	$56,454

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended June 30, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$294,765	$33,410	$(15,965)	$312,210
Costs and Expenses
Cost of sales	—	—	—	240,382	23,712	(21,154)	242,940
Selling and general expenses	—	2,856	—	11,539	777	—	15,172
Other operating expense (income), net	—	24	—	425	(1,709)	—	(1,260)
	—	2,880	—	252,346	22,780	(21,154)	256,852
Equity in income of New Zealand joint venture	—	—	—	150	836	—	986
OPERATING (LOSS) INCOME	—	(2,880)	—	42,569	11,466	5,189	56,344
Interest expense	—	260	(12,656)	175	(29)	—	(12,250)
Interest and miscellaneous income (expense), net	—	1,332	(1,040)	(4,999)	5,115	—	408
Equity in income from subsidiaries	38,558	40,186	27,141	—	—	(105,885)	—
INCOME BEFORE INCOME TAXES	38,558	38,898	13,445	37,745	16,552	(100,696)	44,502
Income tax (expense) benefit	—	(340)	5,000	(10,604)	—	—	(5,944)
NET INCOME	$38,558	$38,558	$18,445	$27,141	$16,552	$(100,696)	$38,558

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Six Months Ended June 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$659,077	$86,421	$(30,371)	$715,127
Costs and Expenses
Cost of sales	—	—	—	495,404	58,254	(33,375)	520,283
Selling and general expenses	—	4,931	—	26,055	1,439	—	32,425
Other operating expense (income), net	—	85	—	2,201	(3,694)	(1)	(1,409)
	—	5,016	—	523,660	55,999	(33,376)	551,299
Equity in income of New Zealand joint venture	—	—	—	361	2,462	—	2,823
OPERATING (LOSS) INCOME	—	(5,016)	—	135,778	32,884	3,005	166,651
Interest expense	—	(391)	(25,211)	(256)	(87)	—	(25,945)
Interest and miscellaneous income (expense), net	—	2,640	(2,191)	(10,016)	10,172	—	605
Equity in income from subsidiaries	114,865	117,792	89,218	—	—	(321,875)	—
INCOME BEFORE INCOME TAXES	114,865	115,025	61,816	125,506	42,969	(318,870)	141,311
Income tax (expense) benefit	—	(160)	10,002	(36,288)	—	—	(26,446)
NET INCOME	$114,865	$114,865	$71,818	$89,218	$42,969	$(318,870)	$114,865

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Six Months Ended June 30, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$579,333	$134,868	$(91,791)	$622,410
Costs and Expenses
Cost of sales	—	—	—	474,223	65,882	(64,311)	475,794
Selling and general expenses	—	4,856	—	25,730	1,553	—	32,139
Other operating expense (income), net	—	20	—	(1,635)	(4,213)	—	(5,828)
	—	4,876	—	498,318	63,222	(64,311)	502,105
Equity in income of New Zealand joint venture	—	—	—	505	26	—	531
OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF A PORTION OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	—	(4,876)	—	81,520	71,672	(27,480)	120,836
Gain on sale of a portion of the interest in the New Zealand joint venture	—	—	—	7,697	4,670	—	12,367
OPERATING (LOSS) INCOME	—	(4,876)	—	89,217	76,342	(27,480)	133,203
Interest expense	—	150	(24,960)	153	(79)	—	(24,736)
Interest and miscellaneous income (expense), net	—	10,259	(2,289)	(16,656)	9,284	—	598
Equity in income from subsidiaries	95,511	91,520	50,756	—	—	(237,787)	—
INCOME BEFORE INCOME TAXES	95,511	97,053	23,507	72,714	85,547	(265,267)	109,065
Income tax (expense) benefit	—	(1,542)	9,946	(21,958)	—	—	(13,554)
NET INCOME	$95,511	$95,511	$33,453	$50,756	$85,547	$(265,267)	$95,511

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of June 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$45,727	$232,333	$11,745	$24,375	$—	$314,180
Accounts receivable, less allowance for doubtful accounts	—	42	—	105,978	2,282	—	108,302
Inventory	—	—	—	123,050	—	(14,021)	109,029
Intercompany interest receivable	—	—	—	—	4,225	(4,225)	—
Income tax receivable	—	1,755	—	—	—	—	1,755
Prepaid and other current assets	—	1,404	815	65,777	4,024	—	72,020
Total current assets	—	48,928	233,148	306,550	34,906	(18,246)	605,286
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	245	—	38,079	1,089,122	1,860	1,129,306
NET PROPERTY, PLANT AND EQUIPMENT	—	2,551	—	404,102	1,716	—	408,369
INVESTMENT IN JOINT VENTURE	—	—	—	(12,290)	89,759	—	77,469
INVESTMENT IN SUBSIDIARIES	1,302,979	1,431,789	1,027,229	—	—	(3,761,997)	—
OTHER ASSETS	—	26,945	8,087	647,435	6,328	(547,438)	141,357
TOTAL ASSETS	$1,302,979	$1,510,458	$1,268,464	$1,383,876	$1,221,831	$(4,325,821)	$2,361,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,288	$42	$64,541	$1,272	$—	$67,143
Current maturities of long-term debt	—	—	116,167	—	—	—	116,167
Accrued taxes	—	9	—	13,809	4,541	—	18,359
Uncertain tax positions	—	430	—	16,000	—	—	16,430
Accrued payroll and benefits	—	10,080	—	9,981	1,648	—	21,709
Accrued interest	—	145	5,464	1,031	—	—	6,640
Accrued customer incentives	—	—	—	8,707	—	—	8,707
Other current liabilities	—	1,479	—	20,048	14,523	—	36,050
Current liabilities for dispositions and discontinued operations	—	—	—	11,625	—	—	11,625
Total current liabilities	—	13,431	121,673	145,742	21,984	—	302,830
LONG-TERM DEBT	—	—	581,297	—	—	—	581,297
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	76,928	—	—	76,928
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	64,076	—	1,061	—	—	65,137
OTHER NON-CURRENT LIABILITIES	—	19,268	—	12,717	631	—	32,616
INTERCOMPANY PAYABLE	—	110,704	—	120,199	(7,099)	(223,804)	—
TOTAL LIABILITIES	—	207,479	702,970	356,647	15,516	(223,804)	1,058,808
TOTAL SHAREHOLDERS’ EQUITY	1,302,979	1,302,979	565,494	1,027,229	1,206,315	(4,102,017)	1,302,979
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,302,979	$1,510,458	$1,268,464	$1,383,876	$1,221,831	$(4,325,821)	$2,361,787

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$29,759	$283,258	$1,280	$35,166	$—	$349,463
Accounts receivable, less allowance for doubtful accounts	—	1	—	81,288	1,351	—	82,640
Inventory	—	—	—	123,432	—	(13,397)	110,035
Intercompany interest receivable	—	—	—	—	4,320	(4,320)	—
Income tax receivable	—	1,750	—	19,984	—	—	21,734
Prepaid and other current assets	—	1,273	842	38,697	4,502	—	45,314
Total current assets	—	32,783	284,100	264,681	45,339	(17,717)	609,186
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	37,398	1,098,870	1,663	1,137,931
NET PROPERTY, PLANT AND EQUIPMENT	—	2,819	—	380,577	1,711	197	385,304
INVESTMENT IN JOINT VENTURE	—	—	—	(12,282)	80,765	—	68,483
INVESTMENT IN SUBSIDIARIES	1,251,582	1,392,465	987,381	—	—	(3,631,428)	—
OTHER ASSETS	—	26,642	9,351	664,664	13,153	(551,061)	162,749
TOTAL ASSETS	$1,251,582	$1,454,709	$1,280,832	$1,335,038	$1,239,838	$(4,198,346)	$2,363,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$823	$20	$55,052	$2,090	$—	$57,985
Current maturities of long-term debt	—	—	93,057	—	—	—	93,057
Accrued taxes	—	—	—	8,283	2,054	—	10,337
Uncertain tax positions	—	430	—	—	—	—	430
Accrued payroll and benefits	—	13,507	—	9,590	2,369	—	25,466
Accrued interest	—	12	5,591	603	—	—	6,206
Accrued customer incentives	—	—	—	9,759	—	—	9,759
Other current liabilities	—	2,178	—	20,071	7,959	—	30,208
Current liabilities for dispositions and discontinued operations	—	—	—	11,500	—	—	11,500
Total current liabilities	—	16,950	98,668	114,858	14,472	—	244,948
LONG-TERM DEBT	—	—	675,103	—	—	—	675,103
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	81,660	—	—	81,660
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	63,759	—	2,576	—	—	66,335
OTHER NON-CURRENT LIABILITIES	—	19,811	—	23,552	662	—	44,025
INTERCOMPANY PAYABLE	—	102,607	—	125,011	(3,751)	(223,867)	—
TOTAL LIABILITIES	—	203,127	773,771	347,657	11,383	(223,867)	1,112,071
TOTAL SHAREHOLDERS’ EQUITY	1,251,582	1,251,582	507,061	987,381	1,228,455	(3,974,479)	1,251,582
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,251,582	$1,454,709	$1,280,832	$1,335,038	$1,239,838	$(4,198,346)	$2,363,653

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$87,805	$104,011	$15,000	$97,347	$81,107	$(190,403)	$194,867
INVESTING ACTIVITIES
Capital expenditures	—	(238)	—	(47,800)	(17,173)	—	(65,211)
Purchase of timberlands	—	—	—	—	(12,976)	—	(12,976)
Change in restricted cash	—	—	—	—	8,323	—	8,323
Investment In Subsidiaries	—	—	24,778	—	—	(24,778)	—
Other	—	—	—	(878)	(72)	—	(950)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(238)	24,778	(48,678)	(21,898)	(24,778)	(70,814)
FINANCING ACTIVITIES
Issuance of debt	—	—	—	—	70,000	—	70,000
Repayment of debt	—	—	(75,000)	—	(70,000)	—	(145,000)
Dividends paid	(87,871)	—	—	—	—	—	(87,871)
Proceeds from the issuance of common shares	7,894	—	—	—	—	—	7,894
Excess tax benefits on stock-based compensation	—	—	—	4,900	—	—	4,900
Debt issuance costs	—	(480)	(703)	—	(480)	—	(1,663)
Repurchase of common shares	(7,828)	—	—	—	—	—	(7,828)
Distributions to / from parent	—	(87,325)	(15,000)	(43,336)	(69,520)	215,181	—
CASH USED FOR FINANCING ACTIVITIES	(87,805)	(87,805)	(90,703)	(38,436)	(70,000)	215,181	(159,568)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	232	—	—	232
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	15,968	(50,925)	10,465	(10,791)	—	(35,283)
Balance, beginning of year	—	29,759	283,258	1,280	35,166	—	349,463
Balance, end of period	$—	$45,727	$232,333	$11,745	$24,375	$—	$314,180

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$73,755	$117,276	$25,000	$231,519	$118,793	$(210,543)	$355,800
INVESTING ACTIVITIES
Capital expenditures	—	(139)	—	(58,842)	(12,367)	—	(71,348)
Intercompany purchase of timberlands and real estate	—	—	—	(41,254)	(22,936)	64,190	—
Change in restricted cash	—	—	—	—	(10,043)	—	(10,043)
Investment in Subsidiaries	—	—	116,784	—	—	(116,784)	—
Other	—	—	—	6,855	(1,980)	—	4,875
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(139)	116,784	(93,241)	(47,326)	(52,594)	(76,516)
FINANCING ACTIVITIES
Issuance of debt	—	—	75,000	—	52,000	—	127,000
Repayment of debt	—	(5,000)	(4,650)	—	(57,000)	—	(66,650)
Dividends paid	(79,990)	—	—	—	—	—	(79,990)
Proceeds from the issuance of common shares	12,232	—	—	—	—	—	12,232
Excess tax benefits on stock-based compensation	—	—	—	3,951	—	—	3,951
Debt issuance costs	—	—	(535)	—	—	—	(535)
Repurchase of common shares	(5,997)	—	—	—	—	—	(5,997)
Distributions to / from parent	—	(73,755)	(25,000)	(144,382)	(20,000)	263,137	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(73,755)	(78,755)	44,815	(140,431)	(25,000)	263,137	(9,989)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(75)	—	—	(75)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	38,382	186,599	(2,228)	46,467	—	269,220
Balance, beginning of year	—	2,895	67,494	2,228	2,347	—	74,964
Balance, end of period	$—	$41,277	$254,093	$—	$48,814	$—	$344,184

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2011	2010	2011	2010
Sales
Forest Resources
Atlantic	$18	$20	$31	$42
Gulf States	7	10	16	17
Northern	29	17	53	32
New Zealand	3	2	5	5
Total Forest Resources	57	49	105	96
Real Estate
Development	—	—	1	2
Rural	10	4	22	8
Non-Strategic Timberlands	2	9	3	36
Total Real Estate	12	13	26	46
Performance Fibers
Cellulose specialties	192	163	386	320
Absorbent materials	41	39	98	82
Total Performance Fibers	233	202	484	402
Wood Products	18	22	34	38
Other Operations	39	30	69	47
Intersegment Eliminations	(2)	(4)	(3)	(7)
Total Sales	$357	$312	$715	$622

Operating Income (Loss)
Forest Resources	$12	$9	$23	$17
Real Estate	5	4	12	22
Performance Fibers	71	45	147	90
Wood Products	(1)	4	(1)	4
Other Operations	(1)	1	—	1
Corporate and other (a)	(7)	(7)	(14)	(1)
Operating Income	79	56	167	133
Interest Expense, Interest Income and Other	(13)	(11)	(26)	(23)
Income Tax Expense	(10)	(6)	(26)	(14)
Net Income	$56	$39	$115	$96

Diluted Earnings Per Share	$0.67	$0.48	$1.38	$1.18

(a)
The six months ended June 30, 2010 includes a gain of $12 million from the sale of a portion of our interest in the New Zealand joint venture. See Note 5 — Joint Venture Investment for additional information.

 FOREST RESOURCES

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended June 30,		Price	Volume/ Mix/Other
Atlantic	$20	$1	$(3)	$18
Gulf States	10	—	(3)	7
Northern	17	7	5	29
New Zealand	2	—	1	3
Total Sales	$49	$8	$—	$57

Sales (in millions)	2010	Changes Attributable to:		2011
Six months ended June 30,		Price	Volume/ Mix/Other
Atlantic	$42	$1	$(12)	$31
Gulf States	17	—	(1)	16
Northern	32	15	6	53
New Zealand	5	—	—	5
Total Sales	$96	$16	$(7)	$105

Operating Income (in millions)	2010	Changes Attributable to:			2011
Three months ended June 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$3	$1	$(1)	$(3)	$—
Gulf States	3	—	(1)	(2)	—
Northern	2	7	3	(1)	11
New Zealand/Other	1	—	—	—	1
Total Operating Income	$9	$8	$1	$(6)	$12

Operating Income (in millions)	2010	Changes Attributable to:			2011
Six months ended June 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$8	$1	$(4)	$(3)	$2
Gulf States	6	—	(1)	(5)	—
Northern	2	15	4	(3)	18
New Zealand/Other	1	—	—	2	3
Total Operating Income	$17	$16	$(1)	$(9)	$23
The Atlantic region's second quarter and year-to-date sales and operating income decreased from the prior year periods. While prices rose slightly in 2011, volumes declined by 12 percent and 27 percent for the three and six months ended June 30, 2011 from the prior year periods, respectively. The volume decline reflects lower sawlog demand and the impact of accelerating volumes in 2010 to the first half of the year to capitalize on higher prices. The 2011 results also include approximately $2 million in losses from forest fires in the Southeast.
The Gulf States' sales and operating income for the three and six months ended June 30, 2011 declined from the prior year periods. Volumes declined 36 percent and 19 percent for the quarter and year-to-date, respectively, as grade markets softened. The 2011 results also reflect approximately $1 million in losses from forest fires as well as higher transportation and depletion costs due to mix shift.
The Northern region's second quarter and year-to-date sales and operating income improved from the prior year periods due to strong export demand. Prices increased 16 percent and 27 percent for the quarter and year-to-date, respectively, while volumes rose 48 percent and 28 percent, respectively. Log costs increased primarily due to higher diesel costs.
The New Zealand sales represent timberland management fees for services provided to our New Zealand joint venture ("JV").

The operating income primarily represents equity earnings related to the JV's timber activities. Operating income improved for the six months ended June 30, 2011 from the prior year period due to higher export and domestic prices and the sale of carbon credits.
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

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended June 30,		Price	Volume/ Mix
Development	$—	$—	$—	$—
Rural	4	4	2	10
Non-Strategic Timberlands	9	1	(8)	2
Total Sales	$13	$5	$(6)	$12

Sales (in millions)	2010	Changes Attributable to:		2011
Six months ended June 30,		Price	Volume/ Mix
Development	$2	$—	$(1)	$1
Rural	8	8	6	22
Non-Strategic Timberlands	36	1	(34)	3
Total Sales	$46	$9	$(29)	$26

Operating Income (in millions)	2010	Changes Attributable to:			2011
Three months ended June 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$4	$5	$(3)	$(1)	$5

Operating Income (in millions)	2010	Changes Attributable to:			2011
Six months ended June 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$22	$9	$(18)	$(1)	$12

Second quarter sales were consistent with the prior year period while operating income increased $1 million. Year-to-date, sales were $20 million below 2010 and operating income declined $10 million. Non-strategic timberland volumes were 897 acres and 1,227 acres for second quarter and year-to-date 2011, respectively, compared to 6,227 acres and 30,223 acres in the comparable prior year periods. Non-strategic timberland prices per acre were slightly favorable to 2010 due to sales mix.
Rural prices and volumes improved for the second quarter and six months ended June 30, 2011. Average rural prices rose $1,055 per acre, or 75 percent, for second quarter and $825 per acre, or 54 percent, year-to-date from the prior year periods primarily due to site specific characteristics. Volumes increased 1,071 acres, or 36 percent, for second quarter and 4,514 acres, or 91 percent, year-to-date from the prior year periods as rural markets strengthened somewhat from the first six months of 2010.

PERFORMANCE FIBERS

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended June 30,		Price	Volume/ Mix
Cellulose specialties	$163	$32	$(3)	$192
Absorbent materials	39	5	(3)	41
Total Sales	$202	$37	$(6)	$233

Sales (in millions)	2010	Changes Attributable to:		2011
Six months ended June 30,		Price	Volume/ Mix
Cellulose specialties	$320	$52	$14	$386
Absorbent materials	82	18	(2)	98
Total Sales	$402	$70	$12	$484

Cellulose specialties sales improved in 2011 versus prior year as prices increased 20 percent and 16 percent for the quarter and year-to-date, respectively, reflecting strong demand. Although volumes were down one percent for the quarter due to the timing of customer orders, volumes increased four percent year-to-date 2011 from the prior year period reflecting a shift in production from absorbent materials to cellulose specialties as well as the timing of customer orders.
Absorbent materials sales increased in 2011 as prices rose 15 percent and 24 percent for second quarter and year-to-date from the prior year periods, respectively, due to stronger market conditions. Volumes declined 12 percent and four percent for the quarter and six months from the comparable 2010 periods, respectively, mainly due to the shift in production to cellulose specialties.

Operating Income (in millions)	2010	Changes Attributable to:			2011
Three months ended June 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$45	$37	$(1)	$(10)	$71

Operating Income (in millions)	2010	Changes Attributable to:			2011
Six months ended June 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$90	$70	$4	$(17)	$147
Operating income improved in both 2011 periods over prior year primarily due to increased prices offset in part by higher input and transportation costs.

WOOD PRODUCTS

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended June 30,		Price	Volume
Total Sales	$22	$(6)	$2	$18

Sales (in millions)	2010	Changes Attributable to:		2011
Six months ended June 30,		Price	Volume
Total Sales	$38	$(6)	$2	$34

Operating Income (Loss)(in millions)	2010	Changes Attributable to:		2011
Three months ended June 30,		Price	Volume/Costs
Total Operating Income (Loss)	$4	$(6)	$1	$(1)

Operating Income (Loss)(in millions)	2010	Changes Attributable to:		2011
Six months ended June 30,		Price	Volume/Costs
Total Operating Income (Loss)	$4	$(6)	$1	$(1)
Sales and operating income declined for the three and six months ended June 30, 2011 from the prior year periods as prices declined 23 percent and 15 percent, respectively. Prices in the first half of 2010 were elevated due to supply constraints caused by wet weather conditions. Sales and operating income for both 2011 periods were favorably impacted by an eight percent and five percent increase in volumes, respectively, reflecting slightly higher production.
OTHER OPERATIONS
While sales improved for the quarter and six months ended June 30, 2011 from the 2010 periods due to higher export demand, operating income declined primarily due to foreign exchange losses.
Corporate and Other Expense/Eliminations
Corporate and other expenses were $7 million for second quarter 2011 and 2010. The results for the six months ended June 30, 2010 include a first quarter gain of $12 million from the sale of a portion of the Company's interest in its New Zealand JV. Excluding the gain on the JV interest sale, corporate and other expenses for the six months ended June 30, 2011 were above the prior year period, which benefited from an insurance settlement in first quarter 2010.
Interest Expense, Interest Income and Other
Interest and other were relatively comparable for the 2011 and 2010 periods.
Income Tax Expense
The effective tax rates for the quarter and year to date were 15.4 percent and 18.7 percent compared to 13.4 percent and 12.4 percent in 2010, respectively, reflecting higher 2011 earnings from the taxable REIT subsidiaries, in particular Performance Fibers. Included in the 2011 second quarter was a net $4 million tax benefit relating to the exchange of the alternative fuel mixture credit ("AFMC") for the cellulosic biofuel producer credit associated with the production and use of black liquor in 2009.
In July 2011, we received a final Internal Revenue Service ("IRS") examination report regarding the Rayonier TRS Holdings Inc. 2009 tax return. As a result, a $16 million reserve relating to the taxability of the AFMC will be reversed in the third quarter.
Outlook
Expansion of our timberland holdings is our top priority for strategic capital, and we are seeing more opportunities for acquisitions in the Southeast. In Performance Fibers, the recent decision to convert our absorbent materials line to produce an additional 190,000 tons of cellulose specialties is a key part of our strategy to remain the global leader in this high value segment.
We are affirming our earnings guidance of $2.85 to $3.10 per share, excluding special items, and we still expect CAD of $285 million to $310 million, substantially above our increased dividend. Our guidance remains unchanged as there have been no significant changes to our markets or expectations since our previous guidance.
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

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of June 30,	As of December 31,
	2011	2010
Cash and cash equivalents (a)	$314	$349
Total debt	697	768
Shareholders’ equity	1,303	1,252
Total capitalization (total debt plus equity)	2,000	2,020
Debt to capital ratio	35%	38%

(a) Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30:

	2011	2010
Cash provided by (used for):
Operating activities	$195	$356
Investing activities	(71)	(77)
Financing activities	(160)	(10)
Cash Provided by Operating Activities
Cash provided by operating activities decreased mainly due to a cash refund of $189 million related to the AFMC received in April 2010. Excluding the impact of this credit, cash provided by operations increased $28 million primarily due to higher earnings in our Performance Fibers and Forest Resources segments, partially offset by lower operating results in our Real Estate and Wood Products segments.
Cash Used for Investing Activities
Cash used for investing activities declined primarily due to a decrease in restricted cash from the timing of like-kind exchange transactions and capital expenditures. This decrease was partially offset by $13 million of timberland acquisitions.
Cash Used for Financing Activities
Cash used for financing activities in 2011 included net debt payments of $75 million, while 2010 included net borrowings of $60 million. See Note 13 — Debt for further information on the repayment of the $75 million five year term loan. Additionally, 2011 dividend payments were higher reflecting a fourth quarter 2010 increase in the quarterly dividend to $0.54 per share from $0.50 per share.
Stock Split and Dividend Increase
On July 22, 2011, the Company's Board of Directors approved a 3-for-2 stock split as well as an increase in the quarterly dividend per common share from $0.54 per share to $0.60 per share on a pre-split basis, or from $0.36 per share to $0.40 per share on a post-split basis. The additional shares will be distributed on August 24, 2011 to shareholders of record as of August 10, 2011, and the dividend increase will be effective starting with the third quarter dividend.
Expected 2011 Expenditures
In May 2011, Rayonier's Board of Directors approved the conversion of our existing absorbent materials line in Jesup, Georgia to produce high purity cellulose specialties. The estimated cost of the project will be approximately $300 million over the next two to three years and may be funded by cash on hand or new debt. Expenditures in 2011 related to this project are forecast to be between $45 million and $50 million. Strategic timberland acquisitions through the six months ended June 30, 2011 totaled $13 million. Through third quarter 2011, we expect strategic timberland acquisitions to be approximately $110 million. Capital expenditures (excluding strategic acquisitions and the Jesup mill cellulose specialties expansion) in 2011 are forecast to be between $140 million and $145 million compared to $138 million in 2010.
Our 2011 dividend payments are expected to increase from $165 million in 2010 to $185 million assuming no change in the recently approved quarterly dividend rate of $0.40 per share on a post-split basis ($0.60 per share on a pre-split basis). In March 2011, we repaid a $75 million term loan with a 2015 maturity date. We have a $93 million note payable which matures on December 31, 2011. While we expect to repay this note using cash on hand, we may issue new debt.

We made no discretionary pension contributions in the first six months of 2011. We have no mandatory pension contributions and we do not expect to make any discretionary contributions in 2011. Cash tax payments for the first six months of 2011 were de minimus. Cash payments for income taxes in 2011 are anticipated to be between $5 million and $10 million. Expenditures related to dispositions and discontinued operations were $5 million for the first six months of 2011; full year 2011 expenditures of approximately $12 million are anticipated. See Note 10 — Liabilities for Dispositions and Discontinued Operations for further information.
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
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income to EBITDA Reconciliation
Net Income	$56	$39	$115	$96
Income tax expense	10	6	26	14
Interest, net	13	11	26	23
Depreciation, depletion and amortization	31	33	63	77
EBITDA	$110	$89	$230	$210

EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
EBITDA by Segment
Forest Resources	$28	$26	$54	$51
Real Estate	7	7	17	34
Performance Fibers	83	57	171	118
Wood Products	—	5	1	7
Other Operations	(1)	1	—	1
Corporate and other (a)	(7)	(7)	(13)	(1)
EBITDA	$110	$89	$230	$210
(a) The results for the six months ended June 30, 2010 include a gain of $12 million from the sale of a portion of our interest in the New Zealand JV.

For the three and six months ended June 30, 2011, EBITDA was higher than the prior year periods primarily due to higher operating results.

The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and Other	Total
Three Months Ended June 30, 2011
Operating Income (Loss)	$12	$5	$71	$(1)	$(1)	$(7)	$79
Add: Depreciation, depletion and amortization	16	2	12	1	—	—	31
EBITDA	$28	$7	$83	$—	$(1)	$(7)	$110

Three Months Ended June 30, 2010
Operating Income	$9	$4	$45	$4	$1	$(7)	$56
Add: Depreciation, depletion and amortization	17	3	12	1	—	—	33
EBITDA	$26	$7	$57	$5	$1	$(7)	$89

Six Months Ended June 30, 2011
Operating Income (Loss)	$23	$12	$147	$(1)	$—	$(14)	$167
Add: Depreciation, depletion and amortization	31	5	24	2	—	1	63
EBITDA	$54	$17	$171	$1	$—	$(13)	$230

Six Months Ended June 30, 2010
Operating Income	$17	$22	$90	$4	$1	$(1)	$133
Add: Depreciation, depletion and amortization	34	12	28	3	—	—	77
EBITDA	$51	$34	$118	$7	$1	$(1)	$210

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
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2011	2010
Cash used for investing activities	$(71)	$(77)

Cash used for financing activities	$(160)	$(10)

Cash provided by operating activities	$195	$356
Capital expenditures	(65)	(71)
Change in committed cash	—	10
Excess tax benefits on stock-based compensation	5	4
Other	(1)	4
CAD	134	303
Mandatory debt repayments	—	—
Adjusted CAD	$134	$303
Adjusted CAD was lower in 2011 due to the April 2010 receipt of $189 million related to the AFMC. Excluding this amount, 2011 adjusted CAD was $20 million higher than 2010 primarily due to higher operating results. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Liquidity Facilities
In April 2011, we entered into a five year $300 million unsecured revolving credit facility, replacing the previous $250 million credit facility which was scheduled to expire in August 2011. The new facility has a borrowing rate of LIBOR plus 105 basis points plus a facility fee of 20 basis points and expires in April 2016. At June 30, 2011, the available borrowing capacity on the $300 million credit facility was $295 million.
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
In connection with our installment notes and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA and ratios of cash flows to fixed charges. At June 30, 2011, we are in compliance with all of these covenants.
In addition to these financial covenants, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the "excess proceeds") in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. The amount of excess proceeds was $37.5 million and $27.2 million at June 30, 2011 and December 31, 2010, respectively.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes to the Contractual Financial Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Annual Report on Form 10-K. See Note 9 - Guarantees for details on the letters of credit, surety bonds and guarantees as of June 30, 2011.
New or Recently Adopted Accounting Pronouncements
For information on new or recently adopted accounting pronouncements, see Note 1 - Basis of Presentation and New Accounting Pronouncements.

Sales Volumes by Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Forest Resources — in thousands of short green tons
Atlantic	863	984	1,508	2,057
Gulf States	299	465	645	800
Northern	476	322	912	714
Total	1,638	1,771	3,065	3,571
Real Estate—acres sold
Development	50	64	107	374
Rural	4,019	2,948	9,464	4,950
Non-Strategic Timberlands	897	6,227	1,227	30,223
Total Acres Sold	4,966	9,239	10,798	35,547
Performance Fibers
Sales volume — in thousands of metric tons
Cellulose specialties	114	115	236	226
Absorbent materials	45	51	108	112
Total	159	166	344	338
Wood Products
Lumber sales volume — in millions of board feet	70	65	126	120

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2011.
In the quarter ended June 30, 2011, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in Extensible Business Reporting Language ("XBRL"), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2010; (ii) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010; and (iv) the Notes to Condensed Consolidated Financial Statements.

Furnished herewith pursuant to Rule 406T of Regulation S-T

SIGNATURE
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
July 28, 2011