Form 10-Q
period 2011-09-30
RAYONIER INC
filed 2011-10-28
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
YES ☐        NO  ☒

As of October 19, 2011, there were outstanding 121,829,444 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
SALES	$385,091	$377,515	$1,100,218	$999,925

Costs and Expenses
Cost of sales	266,184	269,203	786,467	744,996
Selling and general expenses	15,762	17,125	48,187	49,264
Other operating income, net	(4,171)	(792)	(5,580)	(6,620)
	277,775	285,536	829,074	787,640
Equity in income of New Zealand joint venture	994	103	3,817	634

OPERATING INCOME BEFORE GAIN ON SALE OF A PORTION
OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	108,310	92,082	274,961	212,919

Gain on sale of a portion of the interest in the New Zealand joint venture (Note 5)	—	—	—	12,367

OPERATING INCOME	108,310	92,082	274,961	225,286

Interest expense	(12,356)	(12,943)	(38,300)	(37,680)
Interest and miscellaneous income, net	331	345	935	943

INCOME BEFORE INCOME TAXES	96,285	79,484	237,596	188,549
Income tax benefit (expense)	8,624	(16,580)	(17,822)	(30,134)

NET INCOME	104,909	62,904	219,774	158,415

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	3,584	3,198	11,314	(64)
Joint venture cash flow hedges	(630)	(104)	(498)	922
Amortization of pension and postretirement benefit costs, net of income
tax expense (benefit) of $1,017 and $661, and $2,871 and ($1,705)	2,261	1,210	6,449	5,849

COMPREHENSIVE INCOME	$110,124	$67,208	$237,039	$165,122

EARNINGS PER COMMON SHARE (NOTE 2)
Basic earnings per share	$0.86	$0.52	$1.81	$1.32

Diluted earnings per share	$0.84	$0.51	$1.75	$1.30

Dividends per share	$0.40	$0.33	$1.12	$1.00

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$362,285	$349,463
Accounts receivable, less allowance for doubtful accounts of $388 and $387	106,937	82,640
Inventory
Finished goods	87,301	84,013
Work in progress	8,353	6,041
Raw materials	16,170	17,517
Manufacturing and maintenance supplies	2,290	2,464
Total inventory	114,114	110,035
Income tax receivable	1,624	21,734
Prepaid and other current assets	63,458	45,314
Total Current Assets	648,418	609,186

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,192,356	1,137,931

PROPERTY, PLANT AND EQUIPMENT
Land	26,345	24,776
Buildings	131,406	129,913
Machinery and equipment	1,343,931	1,318,055
Construction in progress	63,405	33,920
Total property, plant and equipment, gross	1,565,087	1,506,664
Less—accumulated depreciation	(1,144,479)	(1,121,360)
Total property, plant and equipment, net	420,608	385,304

INVESTMENT IN JOINT VENTURE (NOTE 5)	80,281	68,483

OTHER ASSETS	153,058	162,749

TOTAL ASSETS	$2,494,721	$2,363,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$68,495	$57,985
Current maturities of long-term debt	116,167	93,057
Accrued taxes	22,894	10,337
Accrued payroll and benefits	24,719	25,466
Accrued interest	11,942	6,206
Accrued customer incentives	9,265	9,759
Other current liabilities	35,637	30,638
Current liabilities for dispositions and discontinued operations (Note 10)	11,090	11,500
TOTAL CURRENT LIABILITIES	300,209	244,948

LONG-TERM DEBT	658,464	675,103

NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED
OPERATIONS (Note 10)	75,213	81,660

PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 12)	65,512	66,335

OTHER NON-CURRENT LIABILITIES	27,292	44,025

COMMITMENTS AND CONTINGENCIES (Note 9 and 11)

SHAREHOLDERS’ EQUITY
Common Shares, 240,000,000 shares authorized, 121,827,626 and
121,023,140 shares issued and outstanding	619,965	602,882
Retained earnings	799,159	717,058
Accumulated other comprehensive loss	(51,093)	(68,358)
TOTAL SHAREHOLDERS' EQUITY	1,368,031	1,251,582

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,494,721	$2,363,653
See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$219,774	$158,415
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	101,758	115,687
Non-cash cost of real estate sold	3,108	6,531
Stock-based incentive compensation expense	11,793	11,610
Gain on sale of a portion of interest in the New Zealand joint venture	—	(11,545)
Amortization of convertible debt discount	6,471	6,103
Deferred income taxes	(5,967)	14,871
Excess tax benefits on stock-based compensation	(4,951)	(5,071)
Other	9,094	4,571
Changes in operating assets and liabilities:
Receivables	(24,071)	(10,756)
Inventories	(8,435)	(3,481)
Accounts payable	6,346	(8,993)
Income tax receivable	20,110	190,997
Other current assets	(11,244)	(6,032)
Accrued liabilities	26,990	16,476
Other assets	1,168	629
Other non-current liabilities	(18,759)	(321)
Expenditures for dispositions and discontinued operations	(6,915)	(6,484)
CASH PROVIDED BY OPERATING ACTIVITIES	326,270	473,207

INVESTING ACTIVITIES
Capital expenditures	(87,156)	(95,614)
Purchase of timberlands	(94,162)	—
Jesup mill cellulose specialties expansion	(14,567)	—
Change in restricted cash	8,323	(13,209)
Other	7,021	6,211
CASH USED FOR INVESTING ACTIVITIES	(180,541)	(102,612)

FINANCING ACTIVITIES
Issuance of debt	180,000	157,000
Repayment of debt	(180,000)	(96,650)
Dividends paid	(136,563)	(120,156)
Proceeds from the issuance of common shares	8,248	21,532
Excess tax benefits on stock-based compensation	4,951	5,071
Debt issuance costs	(2,027)	(537)
Repurchase of common shares	(7,909)	(6,028)
CASH USED FOR FINANCING ACTIVITIES	(133,300)	(39,768)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	393	(126)

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	12,822	330,701
Balance, beginning of year	349,463	74,964
Balance, end of period	$362,285	$405,665

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$23,706	$24,499
Income taxes	$4,992	$4,538
Non-cash investing activity:
Capital assets purchased on account	$16,504	$9,800

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
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and no subsequent events were identified that warranted disclosure.
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
On July 22, 2011, the Board of Directors authorized a three-for-two stock split in the form of a stock dividend. The additional shares were distributed on August 24, 2011 to shareholders of record on August 10, 2011. The impact of the stock split is reflected for all periods presented in the following table which provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$104,909	$62,904	$219,774	$158,415

Shares used for determining basic earnings per common share	121,790,059	120,394,172	121,665,644	120,057,048
Dilutive effect of:
Stock options	689,643	579,611	716,095	575,294
Performance and restricted shares	1,179,047	1,232,342	1,121,909	1,144,926
Assumed conversion of Senior Exchangeable Notes (a)	1,823,600	—	1,883,270	—
Assumed conversion of warrants	117,260	—	143,182	—
Shares used for determining diluted earnings per common share	125,599,609	122,206,125	125,530,100	121,777,268

Basic earnings per common share	$0.86	$0.52	$1.81	$1.32

Diluted earnings per common share	$0.84	$0.51	$1.75	$1.30

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Anti-dilutive shares excluded from the computations of
diluted earnings per share:
Stock options, performance and restricted shares	142,135	179,119	198,594	769,699
Assumed conversion of exchangeable note hedges (a)	1,823,600	—	1,883,270	—
Total	1,965,735	179,119	2,081,864	769,699

(a) Upon maturity of the Senior Exchangeable Notes (the "Notes"), Rayonier will not issue additional shares for the Notes due to the offsetting exchangeable note hedges (the "hedges"). However, accounting guidance under Accounting Standards Codification 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares, while the assumed conversion of the hedges are excluded since they are anti-dilutive. For additional information on the potential dilutive impact of the Senior Exchangeable Notes, warrants and exchangeable note hedges, see Note 11 - Debt in the 2010 Annual Report on Form 10-K.

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
Unrecognized Tax Benefits
During the third quarter of 2011, the Company received a final examination report from the U.S. Internal Revenue Service ("IRS") regarding its Rayonier TRS Holdings Inc. ("TRS") 2009 tax return. As a result, Rayonier reversed the uncertain tax liability recorded in 2009 relating to the taxability of the alternative fuel mixture credit ("AFMC") and recognized a $16 million tax benefit in the third quarter of 2011.
Cellulosic Biofuel Producer Credit
The IRS allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. In the second quarter of 2011, management approved an exchange of alternative fuel (black liquor) gallons previously claimed under the AFMC for the cellulosic biofuel producer credit ("CBPC"). The net tax benefits from the exchange for the three and nine months ended September 30, 2011 were $2.0 million and $6.1 million, respectively.
For additional information, see Note 3 - Alternative Fuel Mixture Credit ("AFMC") and Cellulosic Biofuel Producer Credit ("CBPC") and Note 8 - Income Taxes in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
Effective Tax Rate
The Company's effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT. The effective tax rate for the quarter was a 9.0 percent benefit compared to a 20.9 percent expense in the prior year period. Year-to-date, the 2011 effective tax rate was a 7.5 percent expense compared to a 16.0 percent expense in 2010. The 2011 periods benefited from the reversal of the reserve related to the taxability of the AFMC, the exchange for the CBPC and a $9.3 million benefit associated with the structuring of a transfer of higher and better use properties to a taxable REIT subsidiary from the REIT.

4.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange ("LKE") treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of September 30, 2011 and December 31, 2010, the Company had $0 and $8.3 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

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
In February 2010, the JV sold a 35 percent interest to a new investor for NZ$167 million. Matariki issued new shares to the investor and used all the proceeds to pay down a portion of its outstanding NZ$367 million debt. Upon closing, Rayonier's ownership interest in Matariki declined from 40 percent to 26 percent. As a result of this transaction, results for the nine months ended September 30, 2010 include a gain of $11.5 million, net of $0.9 million in tax, or $0.09 per diluted share.

6.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the nine months ended September 30, 2011 and the year ended December 31, 2010 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares (a)	Amount
Balance, December 31, 2009	119,312,961	$561,962	$663,986	$(79,742)	$1,146,206
Net income	—	—	217,586	—	217,586
Dividends ($1.36 per share)	—	—	(164,514)	—	(164,514)
Issuance of shares under incentive stock plans	1,914,341	26,314	—	—	26,314
Stock-based compensation	—	15,223	—	—	15,223
Excess tax benefit on stock-based compensation	—	5,411	—	—	5,411
Repurchase of common shares	(204,162)	(6,028)	—	—	(6,028)
Net gain from pension and postretirement plans	—	—	—	6,385	6,385
Foreign currency translation adjustment	—	—	—	4,162	4,162
Joint venture cash flow hedges	—	—	—	837	837
Balance, December 31, 2010	121,023,140	$602,882	$717,058	$(68,358)	$1,251,582
Net income	—	—	219,774	—	219,774
Dividends ($1.12 per share)	—	—	(137,673)	—	(137,673)
Issuance of shares under incentive stock plans	1,013,180	8,248	—	—	8,248
Stock-based compensation	—	11,793	—	—	11,793
Excess tax benefit on stock-based compensation	—	4,951	—	—	4,951
Repurchase of common shares	(208,694)	(7,909)	—	—	(7,909)
Amortization of pension and postretirement plans	—	—	—	6,449	6,449
Foreign currency translation adjustment	—	—	—	11,314	11,314
Joint venture cash flow hedges	—	—	—	(498)	(498)
Balance, September 30, 2011	121,827,626	$619,965	$799,159	$(51,093)	$1,368,031
 (a) The impact of the August 2011 three-for-two stock split is reflected for all periods presented. See Note 2 - Earnings Per Common Share for additional information.

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
Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	September 30,	December 31,
ASSETS	2011	2010
Forest Resources	$1,342,022	$1,259,925
Real Estate	82,313	85,525
Performance Fibers	617,649	550,875
Wood Products	20,292	19,544
Other Operations	22,980	25,583
Corporate and other	409,465	422,201
Total	$2,494,721	$2,363,653

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2011	2010	2011	2010
Forest Resources	$57,265	$47,343	$162,482	$143,368
Real Estate	32,177	45,162	57,945	90,891
Performance Fibers	255,457	246,314	739,426	648,032
Wood Products	16,492	14,652	50,239	52,157
Other Operations	25,950	25,449	94,869	72,803
Intersegment Eliminations (a)	(2,250)	(1,405)	(4,743)	(7,326)
Total	$385,091	$377,515	$1,100,218	$999,925

(a)	Intersegment eliminations primarily reflect sales from our Forest Resources segment to our Performance Fibers segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME (LOSS)	2011	2010	2011	2010
Forest Resources	$10,792	$9,151	$33,681	$26,023
Real Estate	28,077	30,788	40,458	52,325
Performance Fibers	74,897	62,311	221,709	152,158
Wood Products	(740)	(1,368)	(1,274)	2,943
Other Operations	1,122	(798)	955	538
Corporate and other (b)	(5,838)	(8,002)	(20,568)	(8,701)
Total	$108,310	$92,082	$274,961	$225,286

(b)
Nine months ended September 30, 2010 include a $12.4 million gain from the sale of a portion of the Company's interest in its New Zealand JV. See Note 5 — Joint Venture Investment for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2011	2010	2011	2010
Forest Resources	$16,614	$14,813	$47,866	$48,819
Real Estate	5,677	9,284	10,598	21,286
Performance Fibers	15,592	13,922	40,089	41,929
Wood Products	689	936	2,344	3,080
Corporate and other	323	210	861	573
Total	$38,895	$39,165	$101,758	$115,687

8.	FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at September 30, 2011 and December 31, 2010, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	September 30, 2011		December 31, 2010
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$362,285	$362,285	$349,463	$349,463
Short-term debt	(116,167)	(117,074)	(93,057)	(98,042)
Long-term debt	(658,464)	(692,754)	(675,103)	(783,080)
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Assets measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at September 30, 2011	Level 2	Carrying Value at December 31, 2010	Level 2
Investment in special-purpose entity	$2,879	$2,879	$2,879	$2,879

The fair value of the investment in the special-purpose entity is determined by summing the discounted value of future principal and interest payments that Rayonier will receive from the special-purpose entity. The interest rate of a similar instrument is used to determine the discounted value of the payments.

9.	GUARANTEES
 The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of September 30, 2011, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$43,807	$38,110
Guarantees (b)	2,555	43
Surety bonds (c)	12,447	1,536
Total financial commitments	$58,809	$39,689

(a)
Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2011 and 2012 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.6 million of obligations of a special-purpose entity that was established to complete the monetization. At September 30, 2011, the Company has a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2011, 2012 and 2014 and are expected to be renewed as required.

10.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations follows:

	September 30,	December 31,
	2011	2010
Balance, beginning of period	$93,160	$98,591
Expenditures charged to liabilities	(6,915)	(8,632)
Increase to liabilities	58	3,201
Balance, end of period	86,303	93,160
Less: Current portion	(11,090)	(11,500)
Non-current portion	$75,213	$81,660

The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of September 30, 2011, this amount could range up to $40 million, allocable over several of the applicable sites, and arises from uncertainty over the availability, feasibility or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies and the

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
Subject to the factors described in Note 14 - Liabilities for Dispositions and Discontinued Operations in the 2010 Annual Report on Form 10-K, the Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but include, among others, on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.

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
The Company has four qualified non-contributory defined benefit pension plans covering a majority of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. Effective March 2011, all of these plans were closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
The net pension and postretirement benefit costs that have been recognized during the stated periods are shown in the following table:

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$1,695	$1,549	$99	$148
Interest cost	4,522	4,435	257	258
Expected return on plan assets	(6,455)	(5,412)	—	—
Amortization of prior service cost	340	414	49	21
Amortization of plan amendment	—	—	—	(637)
Amortization of losses	2,593	1,614	296	459
Net periodic benefit cost	$2,695	$2,600	$701	$249

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$5,086	$4,647	$463	$440
Interest cost	13,566	13,305	729	772
Expected return on plan assets	(19,366)	(16,238)	—	—
Amortization of prior service cost	1,020	1,243	93	65
Amortization of plan amendment	—	—	—	(5,421)
Amortization of losses	7,779	4,842	428	3,415
Net periodic benefit cost	$8,085	$7,799	$1,713	$(729)
The Company made no discretionary contributions to the pension plans during the nine months ended September 30, 2011. The Company has no mandatory pension contributions for 2011 and does not expect to make any discretionary contributions.

13.	DEBT
In April 2011, the Company entered into a five year $300 million unsecured revolving credit facility, replacing the previous $250 million facility which was scheduled to expire in August 2011. The new facility has a borrowing rate of LIBOR plus 105 basis points plus a facility fee of 20 basis points and expires in April 2016. In August 2011, the Company increased the revolving credit facility to $450 million from $300 million. At September 30, 2011, the Company had $370 million of available borrowings under this facility.
In March 2011, TRS, a wholly-owned subsidiary of Rayonier, repaid a $75 million term note due in 2015. There were no other significant changes to the Company's outstanding debt as reported in Note 11 - Debt of the Company's 2010 Annual Report on 10-K.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss was comprised of the following:

	September 30, 2011	December 31, 2010
Foreign currency translation adjustments (a)	$42,245	$30,931
Joint venture cash flow hedges	(1,966)	(1,468)
Unrecognized components of employee benefit plans, net of tax	(91,372)	(97,821)
Total	$(51,093)	$(68,358)
(a) During the nine months ended September 30, 2011, the increase in net foreign currency translation adjustments was due to the strengthening of the New Zealand dollar against the U.S. dollar.

15.	CONSOLIDATING FINANCIAL STATEMENTS

In October 2007, TRS issued $300 million of 3.75% Senior Exchangeable Notes due 2012, and in August 2009 TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes for both transactions are non-callable and are guaranteed by Rayonier Inc. as the Parent Guarantor and Rayonier Operating Company LLC ("ROC") as the Subsidiary Guarantor. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation, and the allocation of certain expenses of Rayonier Inc. incurred for the benefit of its subsidiaries.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Reclassifications
In fourth quarter 2010, the Company determined that certain amounts had been incorrectly allocated between the entities presented. See Note 21 - Consolidating Financial Statements in the Company's 2010 Annual Report on Form 10-K for additional information. This resulted in (1) an understatement of interest expense of $5.3 million and $15.6 million for the three and nine months ended September 30, 2010, respectively, for TRS (Issuer) and an overstatement for the same amount for TRS non-guarantor subsidiaries, and (2) the overstatement of income (loss) related to the New Zealand joint venture totaling $(0.04) million and $4.65 million for the three and nine months ended September 30, 2010, respectively, at ROC (Subsidiary Guarantor) and an understatement for the same amount for Other non-guarantor subsidiaries.  Consequently, Subsidiary Guarantor and Issuer equity in income from subsidiaries, Issuer and non-guarantor subsidiaries interest and miscellaneous income (expense), net and Issuer and Non-guarantor subsidiaries income tax expense, as previously reported, were also impacted by these misallocations in lesser amounts. The information below gives effect to the correction of these matters. The aforementioned items do not impact the Company’s Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Income and Comprehensive Income or Condensed Consolidated Statement of Cash Flows for the quarter ended September 30, 2010. Management believes the effects of these corrections are not material to the Company’s previously issued condensed consolidating financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended September 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$342,937	$61,463	$(19,309)	$385,091
Costs and Expenses
Cost of sales	—	—	—	254,969	32,376	(21,161)	266,184
Selling and general expenses	—	2,566	—	12,584	612	—	15,762
Other operating expense (income), net	—	45	—	(2,606)	(1,610)	—	(4,171)
	—	2,611	—	264,947	31,378	(21,161)	277,775
Equity in income of New Zealand joint venture	—	—	—	200	794	—	994
OPERATING (LOSS) INCOME	—	(2,611)	—	78,190	30,879	1,852	108,310
Interest expense	—	(440)	(12,139)	328	(105)	—	(12,356)
Interest and miscellaneous income (expense), net	—	1,332	(1,121)	(5,053)	5,173	—	331
Equity in income from subsidiaries	104,909	106,350	76,971	—	—	(288,230)	—
INCOME BEFORE INCOME TAXES	104,909	104,631	63,711	73,465	35,947	(286,378)	96,285
Income tax benefit	—	278	4,840	3,506	—	—	8,624
NET INCOME	$104,909	$104,909	$68,551	$76,971	$35,947	$(286,378)	$104,909

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended September 30, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$349,311	$69,040	$(40,836)	$377,515
Costs and Expenses
Cost of sales	—	—	—	280,715	33,900	(45,412)	269,203
Selling and general expenses	—	2,735	—	13,613	777	—	17,125
Other operating expense (income), net	—	54	—	679	(1,525)	—	(792)
	—	2,789	—	295,007	33,152	(45,412)	285,536
Equity in income (loss) of New Zealand joint venture	—	—	—	147	(44)	—	103
OPERATING (LOSS) INCOME	—	(2,789)	—	54,451	35,844	4,576	92,082
Interest expense	—	(80)	(12,682)	(153)	(28)	—	(12,943)
Interest and miscellaneous income (expense), net	—	1,335	(987)	(5,178)	5,175	—	345
Equity in income from subsidiaries	62,904	66,680	29,793	—	—	(159,377)	—
INCOME BEFORE INCOME TAXES	62,904	65,146	16,124	49,120	40,991	(154,801)	79,484
Income tax (expense) benefit	—	(2,242)	4,989	(19,327)	—	—	(16,580)
NET INCOME	$62,904	$62,904	$21,113	$29,793	$40,991	$(154,801)	$62,904

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Nine Months Ended September 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,002,015	$147,884	$(49,681)	$1,100,218
Costs and Expenses
Cost of sales	—	—	—	750,375	90,630	(54,538)	786,467
Selling and general expenses	—	7,497	—	38,639	2,051	—	48,187
Other operating expense (income), net	—	130	—	(406)	(5,304)	—	(5,580)
	—	7,627	—	788,608	87,377	(54,538)	829,074
Equity in income of New Zealand joint venture	—	—	—	561	3,256	—	3,817
OPERATING (LOSS) INCOME	—	(7,627)	—	213,968	63,763	4,857	274,961
Interest expense	—	(831)	(37,350)	73	(192)	—	(38,300)
Interest and miscellaneous income (expense), net	—	3,972	(3,313)	(15,069)	15,345	—	935
Equity in income from subsidiaries	219,774	224,142	166,190	—	—	(610,106)	—
INCOME BEFORE INCOME TAXES	219,774	219,656	125,527	198,972	78,916	(605,249)	237,596
Income tax benefit (expense)	—	118	14,842	(32,782)	—	—	(17,822)
NET INCOME	$219,774	$219,774	$140,369	$166,190	$78,916	$(605,249)	$219,774

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Nine Months Ended September 30, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$928,643	$203,909	$(132,627)	$999,925
Costs and Expenses
Cost of sales	—	—	—	754,937	99,782	(109,723)	744,996
Selling and general expenses	—	7,591	—	39,343	2,330	—	49,264
Other operating expense (income), net	—	73	—	(955)	(5,738)	—	(6,620)
	—	7,664	—	793,325	96,374	(109,723)	787,640
Equity in income of New Zealand joint venture	—	—	—	652	(18)	—	634
OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF A PORTION OF THE INTEREST IN THE NEW ZEALAND JOINT VENTURE	—	(7,664)	—	135,970	107,517	(22,904)	212,919
Gain on sale of a portion of the interest in the New Zealand joint venture	—	—	—	7,697	4,670	—	12,367
OPERATING (LOSS) INCOME	—	(7,664)	—	143,667	112,187	(22,904)	225,286
Interest expense	—	70	(37,643)	—	(107)	—	(37,680)
Interest and miscellaneous income (expense), net	—	11,595	(3,276)	(21,835)	14,459	—	943
Equity in income from subsidiaries	158,415	158,198	80,547	—	—	(397,160)	—
INCOME BEFORE INCOME TAXES	158,415	162,199	39,628	121,832	126,539	(420,064)	188,549
Income tax (expense) benefit	—	(3,784)	14,935	(41,285)	—	—	(30,134)
NET INCOME	$158,415	$158,415	$54,563	$80,547	$126,539	$(420,064)	$158,415

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of September 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$42,375	$276,435	$10,274	$33,201	$—	$362,285
Accounts receivable, less allowance for doubtful accounts	—	—	—	105,707	1,230	—	106,937
Inventory	—	76	—	128,716	—	(14,678)	114,114
Intercompany interest receivable	—	—	—	—	4,257	(4,257)	—
Income tax receivable	—	1,624	—	—	—	—	1,624
Prepaid and other current assets	—	1,222	816	51,314	10,106	—	63,458
Total current assets	—	45,297	277,251	296,011	48,794	(18,935)	648,418
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	23	—	38,422	1,152,051	1,860	1,192,356
NET PROPERTY, PLANT AND EQUIPMENT	—	2,418	—	416,441	1,749	—	420,608
INVESTMENT IN JOINT VENTURE	—	—	—	(11,356)	91,637	—	80,281
INVESTMENT IN SUBSIDIARIES	1,368,031	1,577,960	1,059,932	—	—	(4,005,923)	—
OTHER ASSETS	—	27,555	7,285	656,407	6,741	(544,930)	153,058
TOTAL ASSETS	$1,368,031	$1,653,253	$1,344,468	$1,395,925	$1,300,972	$(4,567,928)	$2,494,721
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$785	$22	$64,746	$2,942	$—	$68,495
Current maturities of long-term debt	—	—	116,167	—	—	—	116,167
Accrued taxes	—	13	—	16,572	6,309	—	22,894
Accrued payroll and benefits	—	12,761	—	9,761	2,197	—	24,719
Accrued interest	—	278	10,773	891	—	—	11,942
Accrued customer incentives	—	—	—	9,265	—	—	9,265
Other current liabilities	—	1,656	—	19,730	14,251	—	35,637
Current liabilities for dispositions and discontinued operations	—	—	—	11,090	—	—	11,090
Total current liabilities	—	15,493	126,962	132,055	25,699	—	300,209
LONG-TERM DEBT	—	75,000	583,464	—	—	—	658,464
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	75,213	—	—	75,213
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	64,522	—	990	—	—	65,512
OTHER NON-CURRENT LIABILITIES	—	19,626	—	7,035	631	—	27,292
INTERCOMPANY PAYABLE	—	110,581	—	120,700	(7,440)	(223,841)	—
TOTAL LIABILITIES	—	285,222	710,426	335,993	18,890	(223,841)	1,126,690
TOTAL SHAREHOLDERS’ EQUITY	1,368,031	1,368,031	634,042	1,059,932	1,282,082	(4,344,087)	1,368,031
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,368,031	$1,653,253	$1,344,468	$1,395,925	$1,300,972	$(4,567,928)	$2,494,721

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$29,759	$283,258	$1,280	$35,166	$—	$349,463
Accounts receivable, less allowance for doubtful accounts	—	1	—	81,288	1,351	—	82,640
Inventory	—	—	—	123,432	—	(13,397)	110,035
Intercompany interest receivable	—	—	—	—	4,320	(4,320)	—
Income tax receivable	—	1,750	—	19,984	—	—	21,734
Prepaid and other current assets	—	1,273	842	38,697	4,502	—	45,314
Total current assets	—	32,783	284,100	264,681	45,339	(17,717)	609,186
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	37,398	1,098,870	1,663	1,137,931
NET PROPERTY, PLANT AND EQUIPMENT	—	2,819	—	380,577	1,711	197	385,304
INVESTMENT IN JOINT VENTURE	—	—	—	(12,282)	80,765	—	68,483
INVESTMENT IN SUBSIDIARIES	1,251,582	1,392,465	987,381	—	—	(3,631,428)	—
OTHER ASSETS	—	26,642	9,351	664,664	13,153	(551,061)	162,749
TOTAL ASSETS	$1,251,582	$1,454,709	$1,280,832	$1,335,038	$1,239,838	$(4,198,346)	$2,363,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$823	$20	$55,052	$2,090	$—	$57,985
Current maturities of long-term debt	—	—	93,057	—	—	—	93,057
Accrued taxes	—	—	—	8,283	2,054	—	10,337
Accrued payroll and benefits	—	13,507	—	9,590	2,369	—	25,466
Accrued interest	—	12	5,591	603	—	—	6,206
Accrued customer incentives	—	—	—	9,759	—	—	9,759
Other current liabilities	—	2,608	—	20,071	7,959	—	30,638
Current liabilities for dispositions and discontinued operations	—	—	—	11,500	—	—	11,500
Total current liabilities	—	16,950	98,668	114,858	14,472	—	244,948
LONG-TERM DEBT	—	—	675,103	—	—	—	675,103
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	81,660	—	—	81,660
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	63,759	—	2,576	—	—	66,335
OTHER NON-CURRENT LIABILITIES	—	19,811	—	23,552	662	—	44,025
INTERCOMPANY PAYABLE	—	102,607	—	125,011	(3,751)	(223,867)	—
TOTAL LIABILITIES	—	203,127	773,771	347,657	11,383	(223,867)	1,112,071
TOTAL SHAREHOLDERS’ EQUITY	1,251,582	1,251,582	507,061	987,381	1,228,455	(3,974,479)	1,251,582
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,251,582	$1,454,709	$1,280,832	$1,335,038	$1,239,838	$(4,198,346)	$2,363,653

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$136,224	$147,352	$15,000	$165,221	$136,241	$(273,768)	$326,270
INVESTING ACTIVITIES
Capital expenditures	—	(16)	—	(60,950)	(26,190)	—	(87,156)
Purchase of timberlands	—	—	—	(5,638)	(88,524)	—	(94,162)
Jesup mill cellulose specialties expansion	—	—	—	(14,567)	—	—	(14,567)
Change in restricted cash	—	—	—	—	8,323	—	8,323
Investment In Subsidiaries	—	(73,736)	68,613	—	—	5,123	—
Other	—	—	—	7,092	(71)	—	7,021
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(73,752)	68,613	(74,063)	(106,462)	5,123	(180,541)
FINANCING ACTIVITIES
Issuance of debt	—	75,000	—	—	105,000	—	180,000
Repayment of debt	—	—	(75,000)	—	(105,000)	—	(180,000)
Dividends paid	(136,563)	—	—	—	—	—	(136,563)
Proceeds from the issuance of common shares	8,248	—	—	—	—	—	8,248
Excess tax benefits on stock-based compensation	—	—	—	4,951	—	—	4,951
Debt issuance costs	—	(675)	(676)	—	(676)	—	(2,027)
Repurchase of common shares	(7,909)	—	—	—	—	—	(7,909)
Intercompany distributions	—	(135,309)	(14,760)	(87,508)	(31,068)	268,645	—
CASH USED FOR FINANCING ACTIVITIES	(136,224)	(60,984)	(90,436)	(82,557)	(31,744)	268,645	(133,300)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	393	—	—	393
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	12,616	(6,823)	8,994	(1,965)	—	12,822
Balance, beginning of year	—	29,759	283,258	1,280	35,166	—	349,463
Balance, end of period	$—	$42,375	$276,435	$10,274	$33,201	$—	$362,285

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$104,652	$146,909	$25,000	$296,986	$196,190	$(296,530)	$473,207
INVESTING ACTIVITIES
Capital expenditures	—	(818)	—	(73,617)	(21,179)	—	(95,614)
Intercompany purchase of timberlands and real estate	—	—	—	(41,253)	(48,487)	89,740	—
Change in restricted cash	—	—	—	—	(13,209)	—	(13,209)
Investment in Subsidiaries	—	—	164,281	—	—	(164,281)	—
Other	—	—	—	6,590	(379)	—	6,211
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(818)	164,281	(108,280)	(83,254)	(74,541)	(102,612)
FINANCING ACTIVITIES
Issuance of debt	—	—	75,000	—	82,000	—	157,000
Repayment of debt	—	(5,000)	(4,650)	—	(87,000)	—	(96,650)
Dividends paid	(120,156)	—	—	—	—	—	(120,156)
Proceeds from the issuance of common shares	21,532	—	—	—	—	—	21,532
Excess tax benefits on stock-based compensation	—	—	—	5,071	—	—	5,071
Debt issuance costs	—	—	(537)	—	—	—	(537)
Repurchase of common shares	(6,028)	—	—	—	—	—	(6,028)
Intercompany distributions	—	(104,652)	(25,000)	(193,178)	(48,241)	371,071	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(104,652)	(109,652)	44,813	(188,107)	(53,241)	371,071	(39,768)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(126)	—	—	(126)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	36,439	234,094	473	59,695	—	330,701
Balance, beginning of year	—	2,895	67,494	2,228	2,347	—	74,964
Balance, end of period	$—	$39,334	$301,588	$2,701	$62,042	$—	$405,665

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Forward - Looking Statements
Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier's future financial and operational performance, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements may be identified by the use of words such as "may," "will," "should," "expect," "estimate," "believe," "anticipate" and other similar language. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements. The risk factors contained in Item 1A - Risk Factors in our 2010 Annual Report on Form 10-K, among others, could cause actual results to differ materially from those expressed in forward-looking statements that are made in this document.
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2011	2010	2011	2010
Sales
Forest Resources
Atlantic	$20	$18	$50	$59
Gulf States	7	7	23	24
Northern	27	20	81	53
New Zealand	3	2	8	7
Total Forest Resources	57	47	162	143
Real Estate
Development	—	—	1	2
Rural	6	19	28	26
Non-Strategic Timberlands	26	26	29	63
Total Real Estate	32	45	58	91
Performance Fibers
Cellulose specialties	207	187	594	507
Absorbent materials	48	59	145	141
Total Performance Fibers	255	246	739	648
Wood Products	16	15	50	52
Other Operations	26	25	95	73
Intersegment Eliminations	(1)	—	(4)	(7)
Total Sales	$385	$378	$1,100	$1,000

Operating Income (Loss)
Forest Resources	$11	$9	$34	$26
Real Estate	28	31	40	52
Performance Fibers	75	62	222	152
Wood Products	(1)	(1)	(1)	3
Other Operations	1	(1)	1	1
Corporate and other (a)	(6)	(8)	(21)	(9)
Operating Income	108	92	275	225
Interest Expense, Interest Income and Other	(12)	(12)	(37)	(37)
Income Tax Benefit (Expense) (b)	9	(17)	(18)	(30)
Net Income	$105	$63	$220	$158

Diluted Earnings Per Share	$0.84	$0.51	$1.75	$1.30

(a)
The nine months ended September 30, 2010 include a gain of $12 million from the sale of a portion of our interest in the New Zealand joint venture. See Note 5 — Joint Venture Investment for additional information.

(b)
The three and nine months ended September 30, 2011 include a tax benefit of $16 million from the reversal of a tax reserve related to the taxability of the alternative fuel mixture credit ("AFMC"). See Note 3 — Income Taxes for additional information.

 FOREST RESOURCES

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended September 30,		Price	Volume/ Mix/Other
Atlantic	$18	$(1)	$3	$20
Gulf States	7	—	—	7
Northern	20	6	1	27
New Zealand	2	—	1	3
Total Sales	$47	$5	$5	$57

Sales (in millions)	2010	Changes Attributable to:		2011
Nine months ended September 30,		Price	Volume/ Mix/Other
Atlantic	$59	$(1)	$(8)	$50
Gulf States	24	—	(1)	23
Northern	53	21	7	81
New Zealand	7	—	1	8
Total Sales	$143	$20	$(1)	$162

Operating Income (in millions)	2010	Changes Attributable to:			2011
Three months ended September 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$4	$(1)	$1	$(2)	$2
Gulf States	1	—	—	(1)	—
Northern	4	6	1	(3)	8
New Zealand/Other	—	—	—	1	1
Total Operating Income	$9	$5	$2	$(5)	$11

Operating Income (in millions)	2010	Changes Attributable to:			2011
Nine months ended September 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$12	$(1)	$(3)	$(4)	$4
Gulf States	7	—	(2)	(5)	—
Northern	7	21	5	(7)	26
New Zealand/Other	—	—	—	4	4
Total Operating Income	$26	$20	$—	$(12)	$34
The Atlantic region's third quarter sales increased from the prior year period reflecting a 14 percent increase in sales volumes and a two percent decline in average prices due to the impact of fire salvage wood on the pine pulpwood market. Year-to-date sales decreased from the prior year period due to a one percent decrease in prices and a 14 percent decline in volumes resulting from lower sawlog demand and the impact of accelerating volumes in 2010 to the first half of the year to capitalize on higher prices.
The Atlantic region's third quarter and year-to-date operating income decreased from the prior year periods. In the third quarter, the decline in prices and increase in expenses was primarily due to forest fires which more than offset higher sales volumes. Year-to-date operating income was negatively impacted by $2 million in losses from forest fires.

The Gulf States' sales were consistent for third quarter 2011 and 2010, but slightly down year-to-date compared to the prior year period primarily due to a 16 percent decline in sales volume from softer grade markets. Operating income for the three and nine months ended September 30, 2011 declined from the prior year periods reflecting higher depletion expense due to geographic sales mix. The year-to-date results were further worsened by $1 million in losses from forest fires.
The Northern region's third quarter and year-to-date sales and operating income improved from the prior year periods due to strong export demand from Asian markets. Prices increased 21 percent and 26 percent for the quarter and year-to-date, respectively, while volumes rose 11 percent and 22 percent, respectively. Log costs increased primarily due to higher logging and transportation costs.
The New Zealand sales represent timberland management fees for services provided to a New Zealand joint venture ("JV") in which we own 26 percent. The operating income primarily represents equity earnings related to the JV's timber activities. Operating income improved for the three and nine months ended September 30, 2011 from the prior year periods due to higher export and domestic prices and the sale of carbon credits.
REAL ESTATE
Our real estate holdings are primarily in the southeastern U.S. We segregate these real estate holdings into three groups: development HBU, rural HBU and non-strategic timberlands. Our strategy is to extract maximum value from our HBU properties. We pursue entitlement activity on development property while maintaining a rural HBU program of sales for conservation, recreation and industrial uses.

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended September 30,		Price	Volume/ Mix
Development	$—	$—	$—	$—
Rural	19	1	(14)	6
Non-Strategic Timberlands	26	12	(12)	26
Total Sales	$45	$13	$(26)	$32

Sales (in millions)	2010	Changes Attributable to:		2011
Nine months ended September 30,		Price	Volume/ Mix
Development	$2	$—	$(1)	$1
Rural	26	7	(5)	28
Non-Strategic Timberlands	63	17	(51)	29
Total Sales	$91	$24	$(57)	$58

Operating Income (in millions)	2010	Changes Attributable to:			2011
Three months ended September 30,		Price	Volume	Cost/Other
Total Operating Income	$31	$13	$(19)	$3	$28

Operating Income (in millions)	2010	Changes Attributable to:			2011
Nine months ended September 30,		Price	Volume	Cost/Other
Total Operating Income	$52	$24	$(36)	$—	$40

Third quarter and year-to-date sales and operating income declined from the prior year periods. Rural prices per acre increased 12 percent and 32 percent for the three and nine months ended September 30, 2011 compared to the prior year periods, respectively, primarily due to improved property mix; however, rural sales volumes declined reflecting fewer sales of conservation property. Rural sales volumes were 2,946 acres and 12,411 acres for third quarter and year-to-date 2011, respectively, compared to 10,242 acres and 15,192 acres in the comparable prior year periods.

Non-strategic timberland prices rose $1,782 per acre, or 88 percent, for third quarter and $2,118 per acre, or 146 percent, year-to-date from the prior year periods. The 2011 periods included a 6,300 acre sale at $3,995 per acre in the Northwest. However, as expected, non-strategic timberland volumes declined as inventories decreased. Sales volumes were 6,814 acres and 8,040 acres for third quarter and year-to-date 2011, respectively, compared to 12,912 acres and 43,134 acres in the comparable prior year periods.
Third quarter and year-to-date 2011 operating income benefited from a $6 million property tax settlement covering years 2005 through 2010. This benefit was offset by higher costs due to property mix.
PERFORMANCE FIBERS

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended September 30,		Price	Volume/ Mix
Cellulose specialties	$187	$26	$(6)	$207
Absorbent materials	59	(1)	(10)	48
Total Sales	$246	$25	$(16)	$255

Sales (in millions)	2010	Changes Attributable to:		2011
Nine months ended September 30,		Price	Volume/ Mix
Cellulose specialties	$507	$79	$8	$594
Absorbent materials	141	16	(12)	145
Total Sales	$648	$95	$(4)	$739

Cellulose specialties sales improved in 2011 versus prior year as prices increased 15 percent for both the quarter and year-to-date, respectively, reflecting strong demand. Although volumes were down three percent for the quarter due to the timing of customer orders, volumes increased two percent year-to-date 2011 from the prior year period reflecting a shift in production from absorbent materials to cellulose specialties.
Absorbent materials sales decreased in the quarter as prices and volumes declined three percent and 16 percent from the prior year period, respectively, reflecting weaker markets and the timing of customer orders. However, year to date sales are above prior year as a 13 percent price improvement from stronger markets in the first-half of the year more than offset the third quarter price reduction due to weaker markets and an eight percent decline in volumes from 2010 due to a shift in production to cellulose specialties.

Operating Income (in millions)	2010	Changes Attributable to:			2011
Three months ended September 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$62	$25	$(3)	$(9)	$75

Operating Income (in millions)	2010	Changes Attributable to:			2011
Nine months ended September 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$152	$95	$2	$(27)	$222
Operating income improved in both 2011 periods over prior year as increased sales more than offset higher input and transportation costs.

WOOD PRODUCTS

Sales (in millions)	2010	Changes Attributable to:		2011
Three months ended September 30,		Price	Volume
Total Sales	$15	$—	$1	$16

Sales (in millions)	2010	Changes Attributable to:		2011
Nine months ended September 30,		Price	Volume
Total Sales	$52	$(5)	$3	$50

Operating Loss (in millions)	2010	Changes Attributable to:		2011
Three months ended September 30,		Price	Volume/Costs
Total Operating Income (Loss)	$(1)	$—	$—	$(1)

Operating Income (Loss)(in millions)	2010	Changes Attributable to:		2011
Nine months ended September 30,		Price	Volume/Costs
Total Operating Income (Loss)	$3	$(5)	$1	$(1)
Sales increased for the quarter while operating results remained consistent to the prior year period as volumes rose 10 percent due to higher production but margins continued to be low. Year-to-date sales and operating results declined as prices decreased 10 percent from the prior year period as prices for the first half of 2010 benefited from wet weather. Year-to-date results also reflect a seven percent increase in sales volumes due to higher production.
OTHER OPERATIONS
Sales and operating income improved for the quarter and nine months ended September 30, 2011 from the 2010 periods primarily due to higher export demand and foreign exchange gains, respectively.
Corporate and Other Expense/Eliminations
Corporate and other expenses of $6 million for third quarter 2011 were $2 million below the prior year period primarily due to the receipt of an insurance settlement.
Year-to-date, corporate and other expenses were $21 million, consistent with 2010 excluding the first quarter 2010 New Zealand gain on sale.
Interest Expense, Interest Income and Other
Interest and other were relatively comparable for the 2011 and 2010 periods.
Income Tax Expense
The effective tax rates for the quarter and year-to-date 2011 were a 9.0 percent benefit and a 7.5 percent expense, respectively. The effective tax rates for the comparable 2010 periods were 20.9 percent and 16.0 percent, respectively. The decline in the effective tax rates for the 2011 periods is primarily due to the reversal of the $16 million reserve relating to the taxability of the AFMC and a $9 million benefit associated with the structuring of a transfer of HBU properties to the taxable REIT subsidiary from the REIT.
Outlook
We are increasing our 2011 guidance as we now expect earnings of $2.07 to $2.15 per share, excluding special items, versus our prior guidance of $1.90 to $2.07 per share. The increase is primarily due to the third quarter property tax settlement and income tax reductions. Included in the updated guidance is a potential fourth quarter 2011 asset write-off of approximately $6 million related to modifications of the 2008 Jesup mill consent order (the "consent order"), which we requested as part of the Jesup mill cellulose specialties expansion.

Our full year 2011 financial guidance is subject to a number of variables and uncertainties, including those discussed under Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations, Forward - Looking Statements of this Form 10-Q and Item 1A - Risk Factors in our 2010 Annual Report on Form 10-K.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality in working capital needs and long-term debt has been used to fund major acquisitions.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of September 30,	As of December 31,
	2011	2010
Cash and cash equivalents (a)	$362	$349
Total debt	775	768
Shareholders’ equity	1,368	1,252
Total capitalization (total debt plus equity)	2,143	2,020
Debt to capital ratio	36%	38%

(a) Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30:

	2011	2010
Cash provided by (used for):
Operating activities	$326	$473
Investing activities	(181)	(103)
Financing activities	(133)	(40)
Cash Provided by Operating Activities
Cash provided by operating activities decreased mainly due to a cash refund of $189 million related to the AFMC received in April 2010. Excluding the impact of this receipt, cash provided by operations increased $42 million primarily due to higher earnings in our Performance Fibers and Forest Resources segments, partially offset by lower operating results in our Real Estate segment.
Cash Used for Investing Activities
Cash used for investing activities increased primarily due to $94 million of strategic timberland acquisitions and $15 million invested to date in the Jesup mill cellulose specialties expansion. This increase was partially offset by a decrease in restricted cash from the timing of like-kind exchange transactions and lower capital expenditures.
Cash Used for Financing Activities
Cash used for financing activities increased $93 million mainly due to higher net debt borrowings in 2010. Additionally, 2011 dividend payments were 14 percent higher reflecting dividend increases in fourth quarter 2010 and third quarter 2011, partially offset by lower proceeds from the issuance of shares under incentive stock plans.
Stock Split and Dividend Increase
On July 22, 2011, the Company's Board of Directors approved a 3-for-2 stock split as well as an increase in the quarterly dividend per common share from $0.36 per share to $0.40 per share on a post-split basis. The additional shares were distributed on August 24, 2011 to shareholders of record as of August 10, 2011, and the dividend increase was effective starting with the third quarter dividend, which was paid on September 30, 2011, to shareholders of record as of September 16, 2011.

Expected 2011 Expenditures
In May 2011, Rayonier's Board of Directors approved the conversion of our existing absorbent materials line in Jesup, Georgia to produce high purity cellulose specialties. The estimated cost of the project is approximately $300 million over the next two to three years and may be funded by cash on hand or new debt. Expenditures in 2011 related to this project are forecast between $45 million and $50 million. Strategic timberland acquisitions through the nine months ended September 30, 2011 totaled $94 million. As previously announced, we expect to close on a $330 million timberland acquisition in fourth quarter 2011. This acquisition will initially be funded with cash on hand, our revolving credit facility and the assumption of the sellers' existing debt. We expect full year 2011 strategic timberland acquisitions to range between $430 million and $435 million. Capital expenditures (excluding timberland acquisitions and the Jesup mill cellulose specialties expansion) in 2011 are forecast to be approximately $145 million compared to $138 million in 2010.
Our 2011 dividend payments are expected to increase from $165 million in 2010 to $186 million assuming no change in the recently approved quarterly dividend rate of $0.40 per share on a post-split basis. We have a $93 million note payable which matures on December 31, 2011. While we expect to repay this note using cash on hand, we may issue new debt.
We made no discretionary pension contributions during the nine months ending September 30, 2011. We have no mandatory pension contributions and we do not expect to make any discretionary contributions in 2011. Cash tax payments for the nine months ending September 30, 2011 were $5 million. Cash payments for income taxes in 2011 are anticipated to be between $15 million and $20 million. Expenditures related to dispositions and discontinued operations were $7 million for the nine months ending September 30, 2011. Full year 2011 expenditures of approximately $10 million are anticipated. See Note 10 — Liabilities for Dispositions and Discontinued Operations for further information.

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
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income to EBITDA Reconciliation
Net Income	$105	$63	$220	$158
Income tax (benefit) expense	(9)	17	18	30
Interest, net	12	12	37	37
Depreciation, depletion and amortization	39	39	102	116
EBITDA	$147	$131	$377	$341

EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
EBITDA by Segment
Forest Resources	$28	$24	$82	$75
Real Estate	34	40	51	73
Performance Fibers	91	76	262	194
Wood Products	(1)	—	1	6
Other Operations	1	(1)	1	1
Corporate and other (a)	(6)	(8)	(20)	(8)
EBITDA	$147	$131	$377	$341
(a) The results for the nine months ended September 30, 2010 include a gain of $12 million from the sale of a portion of our interest in the New Zealand JV.

For the three and nine months ended September 30, 2011, EBITDA was higher than the prior year periods due to higher operating results.
The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and Other	Total
Three Months Ended September 30, 2011
Operating Income (Loss)	$11	$28	$75	$(1)	$1	$(6)	$108
Add: Depreciation, depletion and amortization	17	6	16	—	—	—	39
EBITDA	$28	$34	$91	$(1)	$1	$(6)	$147

Three Months Ended September 30, 2010
Operating Income (Loss)	$9	$31	$62	$(1)	$(1)	$(8)	$92
Add: Depreciation, depletion and amortization	15	9	14	1	—	—	39
EBITDA	$24	$40	$76	$—	$(1)	$(8)	$131

Nine Months Ended September 30, 2011
Operating Income (Loss)	$34	$40	$222	$(1)	$1	$(21)	$275
Add: Depreciation, depletion and amortization	48	11	40	2	—	1	102
EBITDA	$82	$51	$262	$1	$1	$(20)	$377

Nine Months Ended September 30, 2010
Operating Income	$26	$52	$152	$3	$1	$(9)	$225
Add: Depreciation, depletion and amortization	49	21	42	3	—	1	116
EBITDA	$75	$73	$194	$6	$1	$(8)	$341

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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2011	2010
Cash used for investing activities	$(181)	$(103)

Cash used for financing activities	$(133)	$(40)

Cash provided by operating activities	$326	$473
Capital expenditures (a)	(87)	(96)
Change in committed cash	—	12
Excess tax benefits on stock-based compensation	5	5
Other	(2)	6
CAD	242	400
Mandatory debt repayments	—	—
Adjusted CAD	$242	$400
(a) Capital expenditures exclude strategic capital. Through September 30, 2011, strategic capital totaled $94 million for timberland acquisitions and $15 million for the Jesup mill cellulose specialties expansion.
Adjusted CAD was lower in 2011 due to the April 2010 receipt of $189 million related to the AFMC. Excluding this amount, 2011 adjusted CAD was $31 million higher than 2010 primarily due to improved operating results. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
In April 2011, we entered into a five year $300 million unsecured revolving credit facility, replacing the previous $250 million credit facility which was scheduled to expire in August 2011. The new facility has a borrowing rate of LIBOR plus 105 basis points plus a facility fee of 20 basis points and expires in April 2016. In August 2011, we increased the revolving credit facility to $450 million from $300 million. The Company had $370 million of available borrowings under this facility at September 30, 2011.
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
In connection with our installment notes and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA and ratios of cash flows to fixed charges. At September 30, 2011, we are in compliance with all of these covenants.
In addition to these financial covenants, the installment notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier among others. An asset sales covenant in the RFR installment note-related agreements requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the "excess proceeds") in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. The amount of excess proceeds was $37.5 million and $27.2 million at September 30, 2011 and December 31, 2010, respectively.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes to the Contractual Financial Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Annual Report on Form 10-K. See Note 9 - Guarantees for details on the letters of credit, surety bonds and guarantees as of September 30, 2011.
New or Recently Adopted Accounting Pronouncements
For information on new or recently adopted accounting pronouncements, see Note 1 - Basis of Presentation and New Accounting Pronouncements.

Sales Volumes by Segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Forest Resources — in thousands of short green tons
Atlantic	1,056	924	2,563	2,982
Gulf States	301	326	946	1,125
Northern	409	369	1,321	1,083
Total	1,766	1,619	4,830	5,190
Real Estate—acres sold
Development	31	56	138	431
Rural	2,946	10,242	12,411	15,192
Non-Strategic Timberlands	6,814	12,912	8,040	43,134
Total Acres Sold	9,791	23,210	20,589	58,757
Performance Fibers
Sales volume — in thousands of metric tons
Cellulose specialties	127	131	363	357
Absorbent materials	56	67	165	179
Total	183	198	528	536
Wood Products
Lumber sales volume — in millions of board feet	66	60	192	180

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2011.
In the quarter ended September 30, 2011, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    EXHIBITS

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's May 25, 2010 Form 8-K
3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's October 21, 2009 Form 8-K
10.1	Rayonier Incentive Stock Plan, as ratified	Filed herewith
10.2	Purchase and Sale Agreement dated as of September 16, 2011 between Joshua Timberlands LLC, as Seller and Rayonier Inc., as Buyer	Filed herewith
10.3	Purchase and Sale Agreement dated as of September 16, 2011 between Oklahoma Timber, LLC, as Seller and Rayonier Inc., as Buyer	Filed herewith
10.4
Incremental Assumption Agreement dated August 30, 2011 among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC and Rayonier Forest Resources, L.P., as Borrowers, Credit Suisse AG as Administrative Agent and Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner
Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in Extensible Business Reporting Language ("XBRL"), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2010; (ii) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010; and (iv) the Notes to Condensed Consolidated Financial Statements.

Furnished herewith pursuant to Rule 406T of Regulation S-T

SIGNATURE
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
October 28, 2011