Form 10-K
period 2011-12-31
RAYONIER INC
filed 2012-02-28
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
YES ☐        NO  ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2011 was $3,502,731,055 based on the closing sale price as reported on the New York Stock Exchange.

As of February 22, 2012, there were outstanding 122,436,252 Common Shares of the registrant.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2012 annual meeting of the shareholders of the registrant scheduled to be held May 17, 2012, are incorporated by reference in Part III hereof.

i

Page

Management’s Report on Internal Control over Financial Reporting	F- 1
Reports of Independent Registered Public Accounting Firm	F- 2
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2011	F- 4
Consolidated Balance Sheets as of December 31, 2011 and 2010	F- 5
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2011	F- 6
Notes to Consolidated Financial Statements	F- 7

INDEX TO FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts	F- 54
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F- 55
Exhibit Index

ii

PART I
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this Report.

Note About Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier’s future financial and operational performance, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "should," "expect," "estimate," "believe," "anticipate" and other similar language. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements. The risk factors contained in Item 1A - Risk Factors, among others, could cause actual results to differ materially from those expressed in forward-looking statements that are made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

Item 1.	BUSINESS
General
We are a leading international forest products company primarily engaged in activities associated with timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. We believe that Rayonier is the seventh largest private timberland owner in the U.S. We own, lease or manage approximately 2.7 million acres of timberland and real estate located in the United States and New Zealand. Included in this property is approximately 200,000 acres of high value real estate located primarily along the coastal corridor from Savannah, Georgia to Daytona Beach, Florida. We own and operate two specialty cellulose mills in the United States. In addition, we manufacture lumber in three sawmills in Georgia and engage in the trading of logs. For information on sales, operating income and identifiable assets by reportable segment and geographic region, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 — Segment and Geographical Information.
Our corporate strategy is to:

•
Increase the size and quality of our timberland holdings through timberland acquisitions while selling timberlands that no longer meet our strategic or financial return requirements. In 2011, we acquired 308,000 acres of U.S. timberlands and our New Zealand joint venture ("JV") acquired 10,000 acres of timberlands.

•
Extract maximum value from our higher and better use ("HBU") properties. This includes entitling development property and maintaining a rural HBU sales program for conservation, recreation and industrial uses.

•
Differentiate our Performance Fibers business by developing and improving products for customer specific applications. We emphasize operational excellence to ensure quality, reliability and efficiency. In 2011, we began converting the fluff pulp line at our Jesup, Georgia mill to produce cellulose specialties products. We expect this conversion to be complete in mid-2013.

We originated as the Rainier Pulp & Paper Company founded in Shelton, Washington in 1926. In 1937, we became "Rayonier Incorporated," a public company traded on the New York Stock Exchange ("NYSE"), until 1968 when we became a wholly-owned subsidiary of ITT Corporation ("ITT"). On February 28, 1994, Rayonier again became an independent public company after ITT distributed all of Rayonier’s Common Shares to ITT stockholders. Our shares are publicly traded on the NYSE under the symbol RYN. We are a North Carolina corporation with executive offices located at 1301 Riverplace Boulevard, Jacksonville, Florida 32207. Our telephone number is (904) 357-9100.
The Company is a real estate investment trust ("REIT"). Under this structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests.
Our U.S. timber operations are primarily conducted by our wholly-owned REIT subsidiaries. Our non-REIT qualifying operations, which are subject to corporate-level tax, are held by our wholly-owned taxable REIT subsidiary, Rayonier TRS Holdings Inc. ("TRS"). These operations include our Performance Fibers, Wood Products and trading businesses, as well as the sale and entitlement of HBU properties.
Forest Resources
Effective first quarter 2011, we reorganized our United States timber operations from the Eastern and Western regions into the Atlantic (Florida and Georgia), Gulf States (Alabama, Arkansas, Louisiana, Mississippi, Oklahoma and Texas) and Northern (New York and Washington) regions. Additionally, we renamed the Timber segment, Forest Resources.
Our Forest Resources segment owns, leases or manages approximately 2.6 million acres of timberlands, and sells standing timber (primarily at auction to third parties) and delivered logs. We also generate non-timber income from other land related activities. See chart in Item 2 — Properties for additional information.
In 2011, we acquired approximately 308,000 acres of U.S. timberlands primarily located in the Gulf States region. See Note 6 — Timberland Acquisitions for additional information on our timberland acquisitions.
Our Atlantic U.S. timberland holdings consist of approximately 1.1 million acres. Approximately two-thirds of this land supports intensively managed plantations of predominantly slash pine and loblolly pine. The other third of this land is too wet to support pine plantations, but supports productive natural stands of slash pine, cypress, black gum, water oaks, red maple, sweetgum and other commercial hardwood species.

Our Gulf States U.S. timberland holdings consist of approximately 0.7 million acres. Approximately four-fifths of this land supports pine plantations of predominantly loblolly pine. The other one-fifth of this land is too wet or too steep to support pine plantations, but supports productive natural stands of loblolly pine, water oaks, black gum, sweetgum and other commercial hardwood species.
Our Northern U.S. timberland holdings consist of approximately 0.5 million acres. Washington timberlands constitute 0.4 million acres and are primarily second and third growth western-hemlock, Douglas-fir, Sitka spruce, and western red cedar. Approximately 87 percent of the merchantable volume of the Washington timberlands is western-hemlock and Douglas-fir. A small percentage of the Washington timberlands supports natural hardwood stands of predominantly red alder. New York timberlands are almost entirely managed as uneven, aged stands of Appalachian hardwood and softwood species. The predominant species are red maple, sugar maple, spruce-fir, beech, black cherry, and yellow birch.
In the Atlantic and Gulf regions, rotation ages range from 21 to 25 years for pine plantations and from 35 to 60 years for natural hardwood stands. End use markets for these timberlands include pulp, paper, and wood products facilities. In the Northern region, rotation ages range from 35 to 50 years in Washington and 40 to 80 years in New York, with the primary product in both states being sawtimber.
In addition, we have a 26 percent interest in a New Zealand joint venture, which we manage. The JV owns or leases approximately 0.3 million acres of primarily radiata pine timberland.
Merchantable timber inventory is an estimate of timber volume based on the earliest economically harvestable age. Estimates are based on an inventory system that involves periodic statistical sampling. Adjustments are made on the basis of growth estimates, harvest information, environmental restrictions, and market conditions. Timber located in restricted or environmentally sensitive areas and economically inaccessible swamplands is not included in the merchantable inventory shown here.
The following table sets forth the estimated volumes of merchantable timber in the U.S. by location and type, as of December 31, 2011 (in thousands of short green tons):

Location	Softwood	Hardwood	Total	%
Atlantic	23,165	11,482	34,647	46
Gulf	20,198	5,729	25,927	34
Northern	10,315	4,780	15,095	20
			75,669	100
We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® ("SFI") program, a comprehensive system of environmental principles, objectives and performance measures that combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that optimizes site preparation, tree species selection, competition control, fertilization, timing of thinning and final harvest. We also have a genetic tree improvement program to enhance the productivity and quality of our timber and overall forest health. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses and specialty forest products, as well as considerations for the future higher and better uses of the land, are integral parts of our site-specific management philosophy. All these activities are designed to maximize value while complying with SFI requirements.
Real Estate
Our Real Estate subsidiary owns approximately 0.1 million acres of land. We segregate our real estate holdings into three groups: development HBU, rural HBU (including conservation properties) and non-strategic timberlands. Development properties are predominantly located in the 11 coastal counties between Savannah, Georgia and Daytona Beach, Florida. Our strategy is to pursue and obtain entitlements for selected development properties, to sell rural properties at a premium to timberland values and to divest non-strategic timberland holdings that do not meet our investment criteria.
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
Cellulose specialties — We are a leading producer of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form to produce cellulose acetate and ethers that create high value, technologically demanding products. Our products are used in a wide variety of end uses such as: cigarette filters, liquid crystal display screens, acetate textile fibers, pharmaceuticals, cosmetics, photographic film, impact-resistant plastics, high-tenacity rayon yarn for tires and industrial hoses, detergents, food casings, food products, thickeners for oil well-drilling muds, lacquers, paints, printing inks and explosives. In addition, cellulose specialties include high value specialty paper applications used for decorative laminates, automotive air and oil filters, shoe innersoles, battery separators, circuit boards and filter media for the food industry.
Absorbent materials — We are a producer of fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes, and non-woven fabrics.
In May 2011, our Board of Directors (the "Board") approved a $300 million capital project to convert a fiber line at our Jesup, Georgia mill from production of absorbent materials to cellulose specialties (the "cellulose specialties expansion" or "CSE"). The CSE will add approximately 190,000 metric tons of cellulose specialties capacity, bringing total cellulose specialties capacity to about 675,000 metric tons. Upon completion of the CSE project, we will be exiting the more commodity-like absorbent materials business (about 260,000 metric tons of capacity). With commitments for 85 percent of the new volume already in hand, this additional volume is close to being fully committed. We spent $43 million on the project in 2011 and we are on pace to complete the CSE project by mid-2013. This expansion will help further differentiate our business as we will be able to increase our focus on high-end specialty pulp and the development of customer specific applications.
Approximately 63 percent of Performance Fibers sales are exported, primarily to customers in Asia and Europe. Approximately 96 percent of Performance Fibers sales are made directly by Rayonier personnel, with the remainder through independent sales agents. We have long-term contracts with the world’s largest manufacturers of acetate-based products and other key customers that extend through 2013 to 2017 and represent a significant majority of our high value cellulose specialties production.
Wood Products
Our Wood Products business segment manufactures and sells dimension lumber. We operate three lumber manufacturing facilities in the U.S. that produce Southern pine lumber, which is generally used for residential and industrial construction. Located in Baxley, Swainsboro and Eatonton, Georgia, the mills have a combined annual capacity of approximately 375 million board feet of lumber and 700,000 short green tons of wood chips. In 2011, we continued to operate at reduced production levels due to soft demand from a weak housing market and expect to operate at reduced production levels in 2012 unless market conditions improve.
Lumber sales are primarily made by Rayonier personnel to customers in the southeastern U.S. Approximately 71 percent of our lumber mills’ wood chip production is sold at market prices to our Jesup, Georgia Performance Fibers facility. In 2011, these purchases represented approximately 11 percent of that facility’s total wood consumption.
Other
The primary business of our Other segment is trading logs.

Discontinued Operations and Dispositions
Included in the Consolidated Balance Sheets are environmental liabilities relating to prior dispositions and discontinued operations, which include our Port Angeles, Washington Performance Fibers mill that was closed in 1997; our wholly-owned subsidiary, Southern Wood Piedmont Company ("SWP"), which ceased operations other than environmental investigation and remediation activities in 1989; and other miscellaneous assets held for disposition. See Note 15 — Liabilities for Dispositions and Discontinued Operations for additional information.
Foreign Sales and Operations
Sales from non-U.S. operations comprised approximately seven percent of consolidated 2011 sales. See Note 3 — Segment and Geographical Information for additional information.
Intellectual Property
We own numerous patents, trademarks and trade secrets, and have developed significant know-how, particularly relating to our Performance Fibers business. We intend to continue to take such steps as are necessary to protect our intellectual property, including, when appropriate, filing patent applications for inventions that are deemed important to our business operations. Our U.S. patents generally have a duration of 20 years from the date of filing.

Competition
Timber markets in our Atlantic, Gulf and Northern regions are relatively fragmented. In the Atlantic and Gulf regions, we compete with Plum Creek Timber Company, Timberland Investment Management Organizations such as Hancock Timber Resource Group, Resource Management Services, Forest Investment Associates and The Campbell Group, and numerous other large and small privately held timber companies. In the Northern region, Weyerhaeuser, Hancock Timber Resource Group, Green Diamond Resource Company, Longview Timber LLC, The Campbell Group, Port Blakely Tree Farms, Pope Resources, the State of Washington Department of Natural Resources and the Bureau of Indian Affairs are significant competitors. Other competition in the Northern region consists of log imports from Canada. In all markets, price is the principal method of competition.
In Performance Fibers, we market high purity, specialty cellulose fibers worldwide against competition from domestic and foreign producers. Major competitors include Buckeye Technologies, Borregaard, Neucel, Sappi Saiccor, Sateri Holdings and Tembec. Product performance, technical service and price are principal methods of competition. Sateri Holdings announced in December 2010 plans to expand the capacity of its specialty cellulose fiber production line in Bahia, Brazil, by 85,000 metric tons to be completed in 2013. Buckeye Technologies announced in October 2011 a project to increase high-end specialty wood pulp capacity by 42,000 metric tons at its Perry, Florida operation to be completed in December 2012. The new market capacity is not expected to adversely affect the results of our Performance Fibers segment in 2012. However, it is difficult to determine how market dynamics may impact our business in 2013 and beyond.
Additionally, in Performance Fibers, we market absorbent materials against competition from domestic and foreign producers. Major competitors include Weyerhaeuser, GP Cellulose, Domtar and International Paper. Price and customer service are the principal methods of competition.
Our Wood Products business competes with a number of lumber producers throughout the U.S. and Canada, but particularly with sawmills throughout Georgia and Florida. Our Wood Products business represents a de minimus amount of North American capacity. Price is the principal method of competition.
Customers
In 2011, a group of customers under the common control of Eastman Chemical Company (and its affiliates), Celanese and Nantong Cellulose represented approximately 21 percent, 16 percent and 16 percent of our Performance Fibers segment’s sales, respectively, and 15 percent, 11 percent and 11 percent of consolidated sales, respectively. The loss of any of these customers could have a material adverse effect on the Company and the Performance Fibers segment’s results of operations.
Seasonality
Our Wood Products segment may experience higher seasonal demand in the second and third quarters when demand for new housing typically increases. Our Forest Resources, Performance Fibers and Real Estate segments’ results are normally not impacted by seasonal changes.
Environmental Matters
See Item 1A — Risk Factors, Item 3 — Legal Proceedings, Item 7 — Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Environmental Regulation, and Note 15 — Liabilities for Dispositions and Discontinued Operations.
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

Our Performance Fibers and lumber mills obtain their logs primarily through open market purchases made by our wood procurement organization, which negotiates prices and volumes with independent third party suppliers who deliver to our facilities. A limited amount of Performance Fibers log purchases are made directly from the Forest Resources segment at prevailing market prices.
Our Performance Fibers mills utilize a significant amount of chemicals, most of which are purchased under negotiated supply agreements with third parties.

Our Performance Fibers mills use a substantial amount of residual biomass to produce their own energy, but also require fuel oil and natural gas. These raw materials are subject to significant changes in prices and availability. We continually pursue reductions in usage and costs of other key raw materials, supplies and contract services at our Performance Fibers and lumber mills and do not foresee any material constraints in the near term from pricing or availability.
Research and Development
The research and development efforts of our Performance Fibers business are primarily directed at further developing existing core products and technologies, improving the quality of cellulose fiber grades, improving manufacturing efficiency and environmental controls, and reducing fossil fuel consumption.
The research and development activities of our timber operations include growth and yield modeling, genetic tree improvement and applied silvicultural programs to identify management practices that will improve financial returns from our timberlands.
Employee Relations
We currently employ approximately 1,900 people, of whom approximately 1,800 are in the United States. Approximately 900 of our hourly Performance Fibers employees are covered by collective bargaining agreements. The majority of our hourly employees are represented by one of several labor unions. We believe relations with our employees are satisfactory.
In March 2009, collective bargaining agreements covering approximately 700 hourly employees at our Jesup mill were extended through June 2012. We expect to begin contract negotiations with the Jesup mill's unions during the first half of 2012. While we expect to reach agreement with our Jesup unions on a new collective bargaining agreement, a failure to do so together with any significant labor disruption could have a material adverse affect on our operations and financial results.
Availability of Reports and Other Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 14 of the Securities Exchange Act of 1934 are made available to the public free of charge in the Investor Relations section of our website www.rayonier.com, shortly after we electronically file such material with, or furnish them to, the Securities and Exchange Commission ("SEC"). Our corporate governance guidelines and charters of all Committees of our Board of Directors are also available on our website.

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
Business and Operating Risks
The markets we operate in are subject to factors beyond our control.
The end markets for our Forest Resources, Real Estate, Performance Fibers and Wood Products are influenced by a variety of factors beyond our control. For example, the demand for real estate can be affected by availability of capital, changes in interest rates, availability and terms of financing, local economic conditions, the employment rate, new housing starts, population growth and demographics. The demand for sawtimber is primarily affected by the level of new residential and commercial construction activity. Sawtimber pricing continues to be below historic levels. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. Both our Real Estate and Forest Resources businesses have been negatively impacted by the current economic downturn, primarily due to the decline in housing starts, excess supply of existing housing inventory, unemployment and the tightening of credit availability for real estate and construction related projects.
The industries in which we operate are highly competitive.
In our Performance Fibers business, we face competition from domestic and foreign producers. In addition, some manufacturers of pulp recently announced plans to convert facilities for, or claimed to have already commenced production of, high purity dissolving pulps that may compete with our products. Examples include mills in Washington and Canada. Competition also arises from the threat of substitute products.
In our Forest Resources business, competitive pressures are primarily driven by product supply and quality of the timber offered by competitors in the domestic and export markets, each of which may impact pricing.
With respect to our Real Estate business, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers.
In Wood Products, significant competition arises from a variety of non-wood and engineered products, imported lumber (particularly from Canada) and competitive domestic producers.
Changes in energy and raw material prices could impact our operating results and financial condition.
Energy and raw material costs, such as oil, natural gas, wood and chemicals, are a significant operating expense, particularly for the Performance Fibers and Wood Products businesses. The prices of raw materials and energy can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. For example, caustic soda, a key raw material for Performance Fibers, has historically had significant price volatility. Oil and natural gas costs have also substantially increased in recent years and we have, at times, experienced limited availability of hardwood, primarily due to wet weather conditions which impact harvesting and result in increased costs for some Performance Fibers products. Increases in production costs could have a material adverse effect on our business, financial condition and results of operations. In addition, in our Forest Resources, Performance Fibers and Wood Products businesses, the rising cost of fuel, and its impact on the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third party logging and trucking services, could have a material adverse effect on our business, financial condition and results of operations.
Changes in global economic conditions, market trends and world events could impact customer demand.
The global reach of our businesses, particularly the Performance Fibers business and our interest in the New Zealand JV, causes us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in the U.S. The current global economic and financial market situation is an example of such changes. Adverse changes in the following factors, among others, could have a negative impact on our business and results of operations:

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
Environmental laws and regulations are constantly changing, and are generally becoming more restrictive. Laws, regulations and related judicial decisions, and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, operate our manufacturing facilities, remediate contaminated properties and/or entitle real estate. These laws and regulations may relate to, among other things, the protection of timberlands and endangered species, timber harvesting practices, recreation and aesthetics, protection and restoration of natural resources, air and water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased markedly and the enforcement of these laws and regulations has intensified. Moreover, environmental policies of the current administration are in the aggregate more restrictive for industry and landowners than those of the previous administration. For example, the U.S. Environmental Protection Agency ("EPA") has pursued a number of initiatives which could, if implemented, impose additional operational and pollution control obligations on industrial facilities like those of Rayonier, especially in the area of air emissions and wastewater and stormwater control. In another example, the EPA recently issued proposed regulations which significantly tighten emissions limits of certain air pollutants from industrial boilers. In addition, as a result of certain recent judicial rulings and EPA initiatives, including some that would require timberland operators to obtain permits to carry out certain ordinary course forestry activities, silvicultural practices on our timberlands could be impacted in the future. Nonetheless, irrespective of any particular presidential administration, environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our operating results.
If regulatory and environmental permits are delayed, restricted or rejected, a variety of our operations could be adversely affected. In connection with a variety of operations on our properties, we are required to seek permission from government agencies in the states and countries in which we operate to perform certain activities. Any of these agencies could delay review of, or reject, any of our filings. In our Forest Resources business, any delay associated with a filing could result in a delay or restriction in replanting, thinning, insect control, fire control or harvesting, any of which could have an adverse effect on our operating results. For example, in Washington State, we are required to file a Forest Practice Application for each unit of timberland to be harvested. These applications may be denied, conditioned or restricted by the regulatory agency or appealed by other parties, including citizen groups. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results. In our Performance Fibers and Wood Products businesses, many modifications and capital projects at our manufacturing facilities require one or more environmental permits, or amendments to existing permits. Delays in obtaining these permits could have an adverse effect on our results of operations.
Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states and countries where we own, lease or manage timberlands, and operate mills. For example, in Washington State, environmental groups and interested individuals may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. These and other challenges could materially delay or prevent operations on our properties. Also, interveners at times may bring legal action in Florida in opposition to entitlement and change of use of timberlands to commercial, industrial or residential use. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands, impact how we operate or limit our ability to modify or invest in our mills. Among the remedies that could be enforced in a lawsuit is a judgment preventing or restricting harvesting on a portion of our timberlands, or adversely affecting the timing, projected operating benefits or cost of capital projects at our mills.
The impact of existing regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. The threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the area subject to restriction will vary depending on the protected species at issue, the time of year and other factors, but can range from less than one to several thousand acres. A number of species that naturally live on or near our timberlands, including the northern spotted owl, marbled murrelet, bald eagle, several species of salmon and trout in the Northwest, and the red cockaded woodpecker, bald eagle, wood stork, Red Hills salamander and flatwoods salamander in the

Southeast, are protected under the Federal Endangered Species Act or similar federal and state laws. Other species, such as the gopher tortoise, are currently under review for possible protection. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if other regulations, such as those that require buffers to protect water bodies, become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.
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
We currently own or may acquire properties which may require environmental remediation or otherwise be subject to environmental and other liabilities. We currently own, or formerly operated, manufacturing facilities and discontinued operations, or may acquire timberlands and other properties, which are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other existing or potential liabilities. For more detail, see Note 15 — Liabilities for Dispositions and Discontinued Operations. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect financial results. Although we believe we currently have adequate reserves for the investigation and remediation of our properties, legal requirements relating to assessment and remediation of these properties continue to become more stringent and there can be no assurance that actual expenditures will not exceed our expectations, or that other unknown liabilities will not be discovered in the future.
Entitlement and development of real estate entail a lengthy, uncertain and costly approval process.
Entitlement and development of real estate entail extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require multiple approvals, permits and consents from federal, state and local governing and regulatory bodies. For example, in Florida, real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the "Growth Management Act") and local land use and development regulations. In addition, in Florida, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact ("DRI") application. Compliance with the Growth Management Act, local land development regulations and the DRI process is usually lengthy and costly and significant conditions can be imposed on a developer with respect to a particular project. In addition, development of properties containing delineated wetlands may require one or more permits from the federal government. Any of these issues can materially affect the cost and timing of our real estate projects.
The real estate entitlement process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure the necessary approvals and permits. A significant amount of our development property is located in counties in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, water availability, transportation and other infrastructure and funding for same, and the requirements of state law, especially in the case of Florida under the Growth Management Act and DRI process. In addition, anti-development groups are active, especially in Florida, in filing litigation to oppose particular entitlement activities and development projects, and in seeking legislation and other anti-growth limitations on real estate development activities. We expect that this type of anti-growth activity may continue in the future.
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
A number of factors, including changes in demographics, tightening of credit, high unemployment and a slowing of commercial or residential real estate development, particularly along the I-95 coastal corridor in Florida and Georgia, could reduce the demand for our properties and negatively affect our results of operations. The current decline in the housing market in particular, together with the tightening of real estate lending standards and availability, certainly had such an effect in 2011 and is expected to continue into 2012.
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
Currently, there are numerous international, federal and state-level initiatives and proposals addressing domestic and global climate issues. Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other "greenhouse gases" to facilitate the reduction of carbon compound emissions to the atmosphere, and provide tax and other incentives to produce and use more "clean energy." In 2012, we believe the potential for climate change legislation at the federal level to be unlikely.
In late 2009, the EPA issued an "endangerment finding" under the Clear Air Act ("CAA") with respect to certain greenhouse gases, which could lead to the regulation of carbon dioxide as a criteria pollutant under the CAA and have significant ramifications for Rayonier and the industry in general. In this regard, the EPA has published various proposed regulations, which are currently subject to numerous legal challenges, affecting the operation of existing and new industrial facilities that emit carbon dioxide. In addition, as a result of the EPA's decision to regulate greenhouse gases under the CAA, the states will now have to consider them in permitting new or modified facilities.
On the international front, various efforts, including the United Nations-sponsored Cancun, Mexico conference in December 2010, did not result in a binding agreement to replace the Kyoto Protocol, which expires in 2012.
Overall, it is likely that future legislative and regulatory activity in this area will in some way impact Rayonier, but it is unclear at this time whether such impact will be, in the aggregate, positive or negative, or material. For example, while Rayonier’s Performance Fibers mills produce greenhouses gases and utilize fossil fuels, they also generate a substantial amount of their energy from wood fiber (often referred to as "biomass"), which may be viewed more favorably than fossil fuels in future legislative and regulatory proposals, but that is uncertain at this time. However, environmental groups have generally opposed the use of biomass for energy production due to their concerns about deforestation. Our extensive timber holdings and the biomass they produce may provide opportunities for us to benefit from new legislation and regulation, especially due to the potential benefits available from carbon capture and sequestration opportunities, sale of "carbon credits" and "renewable portfolio standards" that mandate the use of non-fossil fuels by electricity generators, which could lead to increased demand for biomass products from our forests. We continue to monitor political and regulatory developments in this area, but their overall impact on Rayonier, from a cost, benefit and financial performance standpoint, remains uncertain at this time.
Investment returns on pension assets may be lower than expected or interest rates may decline, requiring us to make significant additional cash contributions to our plans.
We sponsor several defined benefit pension plans, which cover many of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of these plans. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, no assurances can be given that future plan contributions required by applicable law will not be material. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates for additional information about these plans, including funded status.
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
We may be delayed or unsuccessful in completing our cellulose specialties expansion project.
In 2011, we announced a major expansion of our Jesup, Georgia facility, whereby we plan to increase our cellulose specialties production capacity by about 190,000 tons per year. We expect to complete construction of this project and also exit the absorbent materials (i.e., fluff pulp) business in 2013. In the event that completion of the project is significantly delayed or unsuccessful, we could suffer a material adverse effect on our business, results of operations and financial condition.
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
Approximately 47 percent of our work force is unionized. These workers are exclusively in our Performance Fibers business. As a result, we are required to negotiate the wages, benefits and other terms with these employees collectively. Our financial results could be adversely affected if labor negotiations were to restrict the efficiency of our operations. In addition, our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. For example, as discussed in Item 1 - Business, our collective bargaining agreement at Jesup expires on June 30, 2012. If the unionized employees were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition.
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
We own, lease or manage approximately 2.7 million acres of timberland and real estate located primarily in the United States and New Zealand. Approximately 68 percent of our timberlands are located in four states: Alabama, Florida, Georgia and Washington. Accordingly, if the level of production from these forests substantially declines, or if the demand for timber in those regions declines, it could have a material adverse effect on our overall production levels and our revenues.
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
As of December 31, 2011, we had $847 million of debt outstanding. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations for the payment schedule of our long-term debt obligations. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. Moreover, we have the borrowing capacity to incur significant additional debt and may do so if we enter into one or more strategic, merger, acquisition or other corporate or investment opportunities, or otherwise invest capital in one or more of our businesses. However, failure to generate sufficient cash as our debt becomes due, or to renew credit lines prior to their expiration, may adversely affect our business, financial condition, operating results and cash flow.

REIT and Tax-Related Risks
If we fail to remain qualified as a REIT, we will have reduced funds available for distribution to our shareholders because our REIT income will be subject to taxation.
We intend to operate in accordance with REIT requirements pursuant to the Internal Revenue Code of 1986, as amended (the "Code"), and related U.S. Treasury regulations and administrative guidance. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, which are subject to change, perhaps retroactively, and which are not within our control. We cannot assure that we will remain qualified as a REIT or that new legislation, U.S. Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT or the federal income tax consequences of such qualification.
If in any taxable year we fail to qualify as a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income and we will be subject to federal income tax on our taxable income.
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
We conduct a significant portion of our business activities through one or more taxable REIT subsidiaries. Our use of taxable REIT subsidiaries enables us to engage in non-REIT qualifying business activities such as the production and sale of performance fibers and wood products, non-passive real estate activities including dealer sale of HBU property and other real estate and the sale of logs. Taxable REIT subsidiaries are subject to corporate-level income tax. Therefore, we pay income taxes on the income generated by our taxable REIT subsidiaries. Our use of taxable REIT subsidiaries may cause the market to value our common shares differently than the shares of other REITs, which may not use taxable REIT subsidiaries as extensively as we use them.
Our status as a REIT may affect our ability to expand our taxable REIT subsidiaries' operations.
Taxable REIT subsidiaries are limited in size based upon a REIT's real estate assets. Under the Code, no more than 25 percent of the value of the gross assets of a REIT may be comprised of securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to increase the size of our taxable REIT subsidiaries' operations.
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

We may be limited in our ability to fund shareholder distributions using cash generated from our taxable REIT subsidiaries' operations.
The ability of the REIT to receive dividends from our taxable REIT subsidiaries is limited by provisions of the Code. Specifically, at least 75 percent of a REIT's annual gross income must be derived from passive real estate rents, royalties and gains including sales of our standing timber and other types of qualifying real estate income and no more than 25 percent of our gross income may consist of dividends from our taxable REIT subsidiaries and other passive non-real estate income.

This limitation on our ability to receive dividends from our taxable REIT subsidiaries may impact our ability to fund cash distributions to our shareholders using cash flows from our taxable REIT subsidiaries. We can, however, under current law, issue stock dividends for up to 80 percent of our regular dividend distribution.
Certain of our business activities are potentially subject to prohibited transactions tax.
As a REIT, we will be subject to a 100 percent tax on any net income from "prohibited transactions." In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales of performance fibers and wood products which we produce and sales of logs constitute prohibited transactions. In addition, dealer sales of timberlands or other real estate constitute prohibited transactions.
We intend to avoid the 100 percent prohibited transactions tax by conducting activities that would otherwise be prohibited transactions through one or more taxable REIT subsidiaries. We may not, however, always be able to identify timberland properties that become part of our "dealer" real estate sales business. Therefore, if we sell timberlands which we incorrectly identify as property not held for sale to customers in the ordinary course of business or which subsequently become properties held for sale to customers in the ordinary course of business, we face the potential of being subject to the 100 percent prohibited transactions tax.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The following table details the significant properties we own, lease, or manage by reportable segment (acres in millions) at December 31, 2011:

Segment/Operations	Location	Total Acres	Fee-Owned Acres	Long-Term Leased Acres	Managed Acres
Forest Resources	Atlantic	1.1	0.8	0.3	—
	Gulf States	0.7	0.7	—	—
	Northern	0.5	0.5	—	—
	New Zealand (a)	0.3	—	—	0.3
	Total Forest Resources Acres	2.6	2.0	0.3	0.3
Real Estate	U.S.	0.1	0.1	—	—
Total Forest Resources and Real Estate Acres		2.7	2.1	0.3	0.3

		Capacity/Function	Owned/Leased
Performance Fibers	Jesup, Georgia	590,000 metric tons of pulp	Owned
	Fernandina Beach, Florida	155,000 metric tons of pulp	Owned
	Jesup, Georgia	Research Facility	Owned

Wood Products (b)	Baxley, Georgia	160 million board feet of lumber	Owned
	Swainsboro, Georgia	125 million board feet of lumber	Owned
	Eatonton, Georgia	90 million board feet of lumber	Owned

Wood Chipping Facilities	Offerman, Georgia	800,000 short green tons of wood chips	Owned
	Eastman, Georgia	350,000 short green tons of wood chips	Owned
	Barnesville, Georgia	350,000 short green tons of wood chips	Owned
	Jarratt, Virginia	250,000 short green tons of wood chips	Owned

Corporate and Other	Jacksonville, Florida	Corporate Headquarters	Leased

(a)	Represents acres under Rayonier management, owned by the New Zealand JV, in which Rayonier has a 26 percent interest.

(b)	These locations also have a combined annual production capacity of approximately 700,000 short green tons of wood chips.
Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. During 2011, our Performance Fibers manufacturing facilities produced at or near capacity levels for most of the year. The Wood Products sawmills produced at a reduced capacity due to soft demand from a weak housing market.

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
Discussed below is one of our ongoing environmental proceedings. For further information on environmental issues, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Note 15 — Liabilities for Dispositions and Discontinued Operations.
Financial Assurance Notice of Violation ("NOV") - In June 2009, the EPA sent SWP an information request under section 3007 of the Resource Conservation and Recovery Act ("RCRA"), pursuant to which it sought information relating to the financial assurance SWP had provided annually from 2004 through 2009 relating to certain sites. Financial assurance, which can be in various forms, is required to be submitted annually under applicable RCRA and other regulations for sites requiring remediation and post-closure monitoring under RCRA and other environmental laws, to ensure that adequate financial resources are available to meet a party's environmental obligations. For the years in question, SWP provided its required financial assurance through a Rayonier corporate guaranty of SWP's obligations, which is permitted under the applicable regulations. SWP responded to the information request in August 2009, and in February 2010, SWP received an NOV from the EPA relating to this issue. In the NOV, the EPA advised that it believed that SWP's prior submissions of financial assurance were insufficient and did not meet certain requirements. In the fourth quarter of 2011, SWP reached separate settlements with the EPA and the Tennessee Department of Environmental Conservation ("TDEC"), respectively, to resolve the NOV. (TDEC elected to bifurcate alleged violations relating to SWP's Chattanooga, Tennessee site from the EPA NOV, which covered SWP sites in four other states.) Under the settlement, SWP paid penalties of $317,000 to the EPA and $99,000 to TDEC.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Prices of our Common Shares; Dividends
The table below reflects, for the quarters indicated, the dividends declared per share and the range of market prices of our Common Shares as reported in the consolidated transaction reporting system of the NYSE, the only exchange on which our shares are listed, under the trading symbol RYN.
On July 22, 2011, the Board of Directors authorized a three-for-two stock split in the form of a stock dividend. The additional shares were distributed on August 24, 2011 to shareholders of record on August 10, 2011. The impact of the stock split is reflected for all periods presented in the following table.

	High	Low	Dividends
2011
Fourth Quarter	$45.28	$34.68	$0.40
Third Quarter	$45.37	$35.34	$0.40
Second Quarter	$44.88	$39.64	$0.36
First Quarter	$41.81	$35.28	$0.36
2010
Fourth Quarter	$36.35	$32.13	$0.36
Third Quarter	$34.19	$28.76	$0.33
Second Quarter	$33.81	$27.71	$0.33
First Quarter	$30.94	$26.47	$0.33
For information about covenants of our credit facility that could restrict our ability to pay cash dividends in the future, see Note 11 — Debt — Debt Covenants.
On February 28, 2012, the Company announced a first quarter dividend of 40 cents per share payable March 30, 2012, to shareholders of record on March 16, 2012. There were approximately 8,305 shareholders of record of our Common Shares on February 22, 2012.
Issuer Repurchases
In 1996, we began a Common Share repurchase program (the "anti-dilutive program") to minimize the dilutive effect on earnings per share of our employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares totaling 2.1 million. These shares were authorized separately from the anti-dilutive program, and do not have expiration dates. In 2011, there were no shares repurchased under these plans. As of December 31, 2011, there were 3,145,290 shares available for repurchase.

Stock Performance Graph
The following graph compares the performance of Rayonier’s Common Shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s ("S&P") 500), and two industry-specific indices (the Financial Times Stock Exchange ("FTSE") National Association of Real Estate Investment Trusts ("NAREIT") All Equity REITs Index and the S&P 1500 Paper and Forest Products Index).
The table and related information shall not be deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

$250
$200
$150
$100
$50
$0
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Rayonier Inc.
S&P 500
FTSE NAREIT All Equity REITs
S&P 1500 Paper & Forest Products Index

Copyright 2012 S&P, a division of The McGraw-Hill Companies Inc.

The data in the following table was used to create the above graph as of December 31:

	2006	2007	2008	2009	2010	2011
Rayonier Inc.	$100	$120	$84	$119	$155	$206
S&P 500®	$100	$105	$66	$84	$97	$99
FTSE NAREIT All Equity REITs	$100	$84	$53	$67	$86	$93
S&P© 1500 Paper & Forest Products Index	$100	$100	$41	$81	$88	$96

Item 6.	SELECTED FINANCIAL DATA
The following financial data should be read in conjunction with our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollar amounts in millions, except per share data)
Profitability:
Sales	$1,489	$1,315	$1,169	$1,271	$1,225
Operating income (a)	356	282	410	226	247
Net income (b)	276	218	313	149	174
Diluted earnings per common share (c)	2.20	1.79	2.60	1.25	1.47
Financial Condition:
Total assets	$2,569	$2,364	$2,253	$2,082	$2,068
Total debt	847	768	700	747	721
Shareholders’ equity	1,323	1,252	1,146	939	1,000
Shareholders’ equity — per share (c)	10.84	10.34	9.61	7.94	8.52
Cash Flows:
Cash provided by operating activities (d)	$432	$495	$307	$340	$324
Cash used for investing activities
Capital expenditures	$145	$138	$92	$105	$97
Purchase of timberlands, real estate and other	321	5	—	234	27
Jesup mill cellulose specialties expansion	43	—	—	—	—
Other	(20)	—	1	(9)	2
Total cash used for investing activities	$489	$143	$93	$330	$126
Cash used for financing activities	215	78	202	128	58
Depreciation, depletion and amortization	136	143	158	168	165
Cash dividends paid	185	164	158	157	151
Non-GAAP Financial Measures:
EBITDA (e)
Forest Resources	$110	$92	$77	$116	$146
Real Estate	59	75	80	101	98
Performance Fibers	354	272	242	205	209
Wood Products	1	5	(6)	(2)	(2)
Other Operations	1	1	(3)	3	(3)
Corporate and other	(33)	(20)	178	(28)	(36)
Total EBITDA (a)	$492	$425	$568	$395	$412
Debt to EBITDA	1.7 to 1	1.8 to 1	1.2 to 1	1.9 to 1	1.8 to 1
Performance Ratios (%):
Operating income to sales	24	21	35	18	20
Return on equity (f)	21	18	30	15	18
Return on capital (f)	13	11	18	9	11
Debt to capital	39	38	38	44	42
Other:
Timberland and real estate acres — owned, leased, or managed, in millions of acres	2.7	2.4	2.5	2.6	2.5
Dividends paid — per share (c)	$1.52	$1.36	$1.33	$1.33	$1.29

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Operating Data:
Forest Resources
Sales volume (thousands of short green tons)
Atlantic	3,406	3,571	4,532	4,452	3,325
Gulf States	1,335	1,359	1,726	2,167	2,749
Northern	1,665	1,369	1,402	1,971	2,059
Total	6,406	6,299	7,660	8,590	8,133
Real Estate—acres sold
Development	606	472	789	501	4,356
Rural	14,821	15,868	15,628	15,845	12,817
Non-Strategic Timberlands	12,191	44,556	53,703	49,801	—
Total Acres Sold	27,618	60,896	70,120	66,147	17,173
Performance Fibers
Sales volume (thousands of metric tons)
Cellulose specialties	504	480	464	471	467
Absorbent materials	227	238	270	253	259
Total	731	718	734	724	726
Wood Products
Lumber sales volume — in millions of board feet	264	243	224	321	329
____________________________________________________________________________________________________

(a)
The 2011 results included a $7 million increase in a disposition reserve. The 2010 results included a gain of $12 million from the sale of a portion of the Company's interest in its New Zealand JV. The 2009 results included income of $205 million related to the Alternative Fuel Mixture Credit ("AFMC"). The 2007 results included an $11 million loss from wildfires on timberlands in southeast Georgia and northeast Florida.

(b)
The 2011 results included a benefit of $16 million for the reversal of a reserve related to the taxability of the AFMC. The 2010 results included a tax benefit of $24 million for the Cellulosic Biofuel Producer Credit ("CBPC") and a gain of $12 million from the sale of a portion of the Company's interest in its New Zealand JV. The 2009 results included income of $193 million related to the AFMC.

(c)	Reflects the August 24, 2011 three-for-two stock split.

(d)	The 2010 results included a cash refund from the Internal Revenue Service ("IRS") of $189 million related to the AFMC.

(e)
EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is a non-GAAP valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. We reconcile EBITDA to Net Income for the Consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measure for each. See the following page for a reconciliation of Operating Income to EBITDA in total and by segment. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations - Performance and Liquidity Indicators for a reconciliation of Net Income to EBITDA.

(f)
Return on equity is calculated by dividing net income by the average of the opening (1/1/XX) and ending (12/31/XX) shareholders’ equity for each period presented. Return on capital is calculated by dividing net income by the sum of average shareholders’ equity and average outstanding debt.

Reconciliation of Operating Income (Loss) by Segment to EBITDA by Segment
(dollars in millions)

		Forest Resources	Real Estate	Performance Fibers	Wood Products	Other	Corporate and other	Total
2011
Operating income (loss) (a)		$47	$47	$298	$(2)	$1	$(35)	$356
Add:	Depreciation, depletion and amortization	63	12	56	3	—	2	136
EBITDA		$110	$59	$354	$1	$1	$(33)	$492
2010
Operating income (b)		$33	$53	$214	$2	$1	$(21)	$282
Add:	Depreciation, depletion and amortization	59	22	58	3	—	1	143
EBITDA		$92	$75	$272	$5	$1	$(20)	$425
2009
Operating income (loss) (c)		$7	$56	$184	$(11)	$(3)	$177	$410
Add:	Depreciation, depletion and amortization	70	24	58	5	—	1	158
EBITDA		$77	$80	$242	$(6)	$(3)	$178	$568
2008
Operating income (loss)		$31	$80	$149	$(7)	$3	$(30)	$226
Add:	Depreciation, depletion and amortization	85	21	56	5	—	2	169
EBITDA		$116	$101	$205	$(2)	$3	$(28)	$395
2007
Operating income (loss)		$60	$93	$141	$(8)	$(3)	$(36)	$247
Add:	Depreciation, depletion and amortization	86	5	68	6	—	—	165
EBITDA		$146	$98	$209	$(2)	$(3)	$(36)	$412
____________________________________________________________________________________________________

(a)	Corporate and other included a $7 million increase in a disposition reserve. See Note 15 — Liabilities for Dispositions and Discontinued Operations for additional information.

(b)	Corporate and other included a gain of $12 million from the sale of a portion of the Company's interest in its New Zealand JV. See Note 5 — Joint Venture Investment for additional information.

(c)
Corporate and other included $205 million related to the AFMC. See Note 8 — Income Taxes — Alternative Fuel Mixture Credit("AFMC") and Cellulosic Biofuel Producer Credit ("CBPC") for additional information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Our revenues, operating income and cash flows are primarily derived from three core business segments: Forest Resources, Real Estate and Performance Fibers. We own or lease (under long-term agreements) approximately 2.4 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, Oklahoma, Texas and Washington. We believe we are the seventh largest private landowner in the United States. Our Real Estate business seeks to maximize the value of our properties which are more valuable for development, recreational or conservation uses than for growing timber, and sell our non-strategic timberland. Our Performance Fibers business has been a supplier of premier cellulose specialty grades of pulp for over eighty years and we are well underway with the cellulose specialties expansion at our Jesup, Georgia mill announced in 2011.
We have consistently generated strong cash flows and operating results by focusing on the following critical financial measures: segment operating income and EBITDA, cash available for distribution in total and on a per-share basis, debt to EBITDA ratio, debt to capital ratio, return on equity, return on fair market value (Forest Resources and Real Estate) and return on capital employed (Performance Fibers). Key non-financial measures include safety and environmental performance, quality, production as a percent of capacity and various yield statistics.
Our focus is on cash generation, effective allocation of capital and maximizing returns for shareholders. Our strategy consists of the following key elements:

•
Increase the size and quality of our timberland holdings through timberland acquisitions while selling timberland that no longer meets our strategic or financial return requirements. This strategy, which requires a disciplined approach and rigorous adherence to strategic and financial metrics, can result in significant year-to-year variation in timberland acquisitions and divestitures. For example, we acquired 308,000 acres of timberland in 2011, 3,000 acres in 2010, none in 2009, and 110,000 acres in 2008. We sold approximately 12,000 and 45,000 acres of non-strategic timberland in 2011 and 2010, respectively.

•
Extract maximum value from our HBU properties. We will continue entitlement activity on development property while maintaining a rural HBU program of sales for conservation, recreation and industrial uses. During 2011, we entitled 29,400 acres in Florida and now have approximately 39,000 acres entitled in Florida and Georgia.

•
Maintain our global leadership in high purity cellulose specialties through investments to increase capacity, and improve product quality and technical expertise. In May 2011, our Board approved the CSE to convert a fiber line at our Jesup, Georgia mill from absorbent materials to cellulose specialties. The CSE will add approximately 190,000 metric tons of cellulose specialties capacity, bringing total cellulose specialties capacity to about 675,000 metric tons. Upon completion, we will no longer produce absorbent materials (about 260,000 metric ton capacity). With commitments for 85 percent of the new volume already in hand, we are close to being fully committed. We are on pace to complete the CSE project by mid-2013. This expansion will help differentiate our business as we will be able to increase our focus on high-end specialty pulp and development of products for customer specific applications while exiting the more commodity-like absorbent materials (fluff pulp) business.

We continuously evaluate our capital structure. Our year-end debt-to-capital ratio was 39 percent and our debt-to-EBITDA ratio was 1.7 times. We believe that a debt-to-EBITDA ratio of up to three times is appropriate to keep our weighted-average cost of capital low while maintaining an investment grade debt rating as well as retaining the flexibility to actively pursue growth opportunities.
We have historically maintained conservative leverage and believe in keeping ample liquidity and financial flexibility. Maintaining an investment grade debt rating has been a key element of this overall financial strategy as it historically allowed access to corporate debt markets even in difficult economic conditions. In April 2011, we entered into a new revolving credit facility and in August 2011 we increased our borrowing capacity from $300 million to $450 million. We had $295 million of available borrowing capacity on the revolving credit facility as of December 31, 2011. This facility expires in April 2016.
We maintain four qualified defined benefit plans and one unfunded plan to provide benefits in excess of amounts allowable in qualified plans under current tax law. At December 31, 2011, our qualified plans were underfunded $86 million versus $18 million at December 31, 2010 primarily due to a decrease in the discount rate from 5.25 percent to 4.20 percent. Our unfunded plan's liabilities increased from $26 million at December 31, 2010 to $31 million at December 31, 2011, also due to the decline in the discount rate. Although we have no pension contribution requirements in 2012, we may make discretionary pension contributions in 2012.
Our strategic capital is expected to be allocated primarily to our Performance Fibers segment for the Jesup mill CSE and to the Forest Resources segment for timberland acquisitions. We have a $23 million note payable maturing in June 2012 which we expect to pay off with cash. We also have $300 million in Senior Exchangeable Notes due in October 2012 which we expect to refinance. In conjunction with strategic growth opportunities, we may incur additional debt that would cause us to exceed the debt-to-capital ratio mentioned above.
In 2011, our annual dividend was $1.52 per share, reflecting a third quarter increase in the quarterly dividend from $0.36 per share to $0.40 per share, adjusted for the three-for-two stock split effective August 2011. Our 2012 dividend payments are expected to total $197 million assuming no change in the current rate.
Overall, we believe we have adequate liquidity and sources of capital to run our businesses efficiently and effectively and to maximize the value of assets under management. We expect to issue approximately $300 million of long-term debt early in 2012 to restore our revolving credit facility capacity to $450 million. We expect cash flow from operations and a portion of the new debt to adequately cover planned capital expenditures (including strategic outlays), interest expense and dividends in 2012.
Operational Strategies
Timber is sold primarily through an auction process, although it is also marketed through log supply agreements, particularly in the Northern region. We operate Forest Resources as a stand-alone business, requiring our Performance Fibers and lumber mills to compete with third-party bidders for timber, primarily at auction. This promotes realizing market value, generating a true measure of fair value returns in Forest Resources and minimizing the possibility of our manufacturing facilities being subsidized with below market-cost wood. We focus on optimizing Forest Resources returns by continually improving productivity and yields through advanced silvicultural practices which take into account soil, climate and biological considerations. We also actively pursue other non-timber sources of income, primarily hunting and other recreational licenses. Finally, we evaluate timberland acquisitions and pursue those that meet various financial and strategic criteria.
A significant portion of our acreage is more valuable for development, recreational or conservation purposes than for growing timber. To maximize the value of our development properties, our strategy is to engage in value-added entitlement activities versus selling real estate in bulk without entitlements. We continue to seek entitlements for certain holdings in the Southeast and currently have approximately 7,900 acres of entitled land in Georgia and 31,200 acres of entitled land in Florida. Additionally, in 2011 we continued our strategy of selling non-strategic timberland holdings that do not meet our investment criteria, which enables us to redeploy capital to higher returning assets.
In Performance Fibers, the focus has been to improve our position as a premier supplier of cellulose specialties, which comprised 69 percent of our 2011 sales volume; the remainder of our volume is in absorbent materials consisting primarily of fluff pulp. We are a market leader in cellulose specialties, utilizing our considerable technical applications expertise to customize products to exacting customer specifications, which allows differentiation from most competitors. Fluff pulp is a semi-commodity with limited opportunity for differentiation other than by price and customer service. There are a number of much larger companies in the fluff pulp market and we are not a market leader. These factors were major considerations in our decision to proceed with the CSE project and exit the fluff market.
Cost control is a critical element to remaining competitive in the Performance Fibers markets. The keys to success are operating continuously, safely, and efficiently while closely managing raw material and conversion costs. Capital expenditures typically are directed toward cost reduction, product enhancements, environmental requirements and efficiency projects.
Our capital expenditures totaled $145 million in 2011, excluding strategic acquisitions and the CSE. For 2012, non-strategic capital expenditures are expected to range from $150 million to $155 million. This increase will be invested primarily in Performance Fibers on cost reduction and efficiency projects and in silvicultural investments in our newly acquired timberland. We expect 2012 spending on the CSE to range between $200 million and $210 million.
Industry and Market Conditions
In 2011, demand for pulpwood was strong in the Gulf States and Atlantic regions as new bioenergy demand came on-line, but the market was adversely impacted by an increased supply from drought conditions and low-priced salvage wood from wide-spread wildfires. Domestic demand for sawtimber remained weak due to a continuation of the depressed housing market. The exception to weak sawtimber markets was the Pacific Northwest region where log demand from China pushed pricing to historic highs during the second and third quarters. Pricing for export logs softened in the fourth quarter due to decreased Chinese demand. Following the planned decline in harvest level on our Northern region in 2009 and 2010, we increased harvest there in 2011 and plan to increase further in 2012. We expect 2012 timber demand and pricing to exceed 2011 levels as general economic conditions improve in the U.S. and Chinese demand returns later in the year.
In Real Estate, 2011 sales and operating income declined as planned lower non-strategic timberland sales volumes more than offset higher rural HBU and development HBU margins. This shift was expected as non-strategic inventories decreased. We expect the soft demand for development property to continue in the near term due to the weak housing market and overall economic climate.
In Performance Fibers, demand remains strong for our cellulose specialties fibers. Sales are typically made under multi-year contracts, which establish target volumes at the beginning of each year and buffer some of the changes in supply and demand typically seen in worldwide commodity pulp and paper markets. We have long-term contracts with the world's largest manufacturers of acetate-based products and other key customers that extend through 2013 to 2017 and represent a significant majority of our high value cellulose specialties production. Our recognized technical and market leadership has allowed us to maintain strong pricing across our cellulose specialties product lines.
Absorbent materials prices were strong in the first half of 2011, but subsequently decreased in the second half of 2011. We expect average 2012 prices to be below 2011. Sales of absorbent materials are typically made with an annual volume agreement that allows price to move with the market during the year.
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
Merchantable inventory and depletion costs as determined by forestry timber harvest models
Significant assumptions and estimates are used in the recording of timberland inventory cost and depletion. Merchantable standing timber inventory is estimated by our land information services group annually, using industry-standard computer software. The inventory calculation takes into account growth, in-growth (annual transfer of oldest pre-merchantable age class into merchantable inventory), timberland sales and the annual harvest specific to each business unit. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors.
An annual depletion rate is established for each particular region by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A three percent company-wide change in estimated standing merchantable inventory would cause 2011 depletion expense to change by approximately $2 million.
An acquisition of timberlands can also affect the depletion rate. Upon the acquisition of timberland, we make a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. In 2011, we acquired approximately 308,000 acres of timberland mainly located in the Gulf States region. The acquisition did not significantly impact 2011 depletion expense, but we anticipate 2012 depletion expense will increase by approximately $2 million due to a higher depletion rate.
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
Beginning in the fourth quarter of 2008, our Wood Products sawmills curtailed production due to weak market conditions. In 2012, we expect to continue to operate at reduced production levels unless market conditions improve. Based on long range plan projections, we estimate that our carrying amount (book value) is recoverable through future operations.
Environmental costs associated with dispositions and discontinued operations
At December 31, 2011, we had $91 million of accrued liabilities for environmental costs relating to past dispositions and discontinued operations. Numerous cost assumptions are used in estimating these obligations. Factors affecting these estimates include significant changes in contamination, discharge or treatment volumes, requirements to perform additional or different assessment or remediation, changes in environmental remediation technology, additional discovery of contaminated soil, groundwater or sediment off-site, remedy selection, changes in law or interpretation of existing law and the outcome of negotiations with governmental agencies. We periodically review our environmental liabilities and also engage third-party consultants to assess our ongoing remediation of contaminated sites. A significant change in any of the estimates could have a material effect on the results of our operations. Typically, these cost estimates do not vary significantly on a quarter to quarter basis. In 2011 and 2010, we increased the liability by $7 million and $3 million, respectively. See Note 15 — Liabilities for Dispositions and Discontinued Operations for additional information.
Determining the adequacy of pension and other postretirement benefit assets and liabilities
We have four qualified benefit plans which cover most of our U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to certain participants in the qualified plans. All plans are currently closed to new participants. Pension expense for all plans was $11 million in 2011. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of these assumptions, we exercise some degree of judgment when selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.
In determining pension expense in 2011, a $26 million return was assumed based on an expected long-term rate of return of 8.5 percent. The actual return for 2011 was a gain of $9 million, or 3 percent. Our long-term return assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual annualized rate of return from 1994 (the date of our spin-off from ITT Corporation) through 2011. At the end of 2011, we reviewed this assumption for reasonableness and determined that the 2011 long-term rate of return assumption should remain at 8.5 percent. At December 31, 2011, our asset mix consisted of 64 percent equities, 33 percent bonds and three percent real estate. We do not expect this mix to change materially in the near future.
In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high quality (AA rated), long-term corporate bond rates into their calculations. The discount rate decreased from 5.25 percent at December 31, 2010 to 4.20 percent at December 31, 2011.
The Company’s pension plans were underfunded by $117 million at December 31, 2011, a $73 million decrease in funding status from December 31, 2010 due primarily to the decreased discount rate. In 2011, we had no mandatory pension contributions and did not make discretionary contributions to our qualified pension plans. We made discretionary contributions of $50 million in 2010 and contributions of $10 million in 2009, of which $8 million was mandatory. Future requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates, requirements under the Pension Protection Act and other employee related matters. See Note 20 — Employee Benefit Plans for additional information.

We expect pension expense to be approximately $18 million in 2012, a $7 million increase from 2011, mainly due to an increase in the amortization of actuarial losses resulting from a decrease in the discount rate. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters.
The sensitivity of pension expense and projected benefit obligation to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Pension Expense	Projected Benefit Obligation
25 bp decrease in discount rate	+ 1.2 million	+ 14.0 million
25 bp increase in discount rate	- 1.2 million	-13.3 million
25 bp decrease in long-term return on assets	+ 0.8 million
25 bp increase in long-term return on assets	- 0.8 million
Realizability of both recorded and unrecorded tax assets and tax liabilities
As a REIT, our Forest Resources operations are generally not subject to income taxation. As such, our income taxes can vary significantly based on the mix of income between our REIT and TRS businesses, thereby impacting our effective tax rate and the amount of taxes paid during fiscal periods. Therefore, our projection of estimated income tax for the year and our provision for quarterly income taxes, in accordance with generally accepted accounting principles, may have significant variability. Similarly, the assessment of the ability to realize certain deferred tax assets, or estimate deferred tax liabilities, may be subjective.
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

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2011	2010	2009
Sales
Forest Resources
Atlantic	$71	$72	$72
Gulf States	31	29	29
Northern	102	67	50
New Zealand	11	9	8
Total Forest Resources	215	177	159
Real Estate
Development	4	3	3
Rural	33	28	32
Non-Strategic Timberlands	34	65	66
Total Real Estate	71	96	101
Performance Fibers
Cellulose specialties	824	686	658
Absorbent materials	196	195	181
Total Performance Fibers	1,020	881	839
Wood Products	68	68	51
Other Operations	122	102	38
Intersegment Eliminations	(7)	(9)	(19)
Total Sales	$1,489	$1,315	$1,169
Operating Income (Loss)
Forest Resources	$47	$33	$7
Real Estate	47	53	56
Performance Fibers	298	214	184
Wood Products	(2)	2	(11)
Other Operations	1	1	(3)
Corporate and other (a)	(35)	(21)	177
Operating Income	356	282	410
Interest Expense	(51)	(50)	(53)
Interest/Other Income	1	1	2
Income Tax Expense (b)	(30)	(15)	(46)
Net Income	$276	$218	$313

(a)
The 2011 results included a $7 million increase in a disposition reserve. See Note 15 — Liabilities for Dispositions and Discontinued Operations for additional information. The 2010 results included a gain of $12 million from the sale of a portion of the Company's interest in its New Zealand JV. See Note 5 — Joint Venture Investment for additional information. The 2009 results included income of $205 million related to the AFMC. See Note 8 — Income Taxes for additional information.

(b)
The 2011 results included a benefit of $16 million from the reversal of a reserve related to the taxability of the AFMC. The 2010 results included a tax benefit of $24 million for the CBPC. The 2009 results included a tax expense of $12 million related to the AFMC. See Note 8 — Income Taxes for additional information.

Results of Operations, 2011 versus 2010
Forest Resources
Effective first quarter 2011, we reorganized our United States timber operations from the Eastern and Western regions into the Atlantic (Florida and Georgia), Gulf States (Alabama, Arkansas, Louisiana, Mississippi, Oklahoma and Texas) and Northern (New York and Washington) regions. Additionally, we renamed the Timber segment, Forest Resources. All prior periods presented have been restated to conform to this new structure.

Sales (in millions)	2010	Changes Attributable to:		2011
		Price	Volume/ Mix/Other
Atlantic	$72	$—	$(1)	$71
Gulf States	29	1	1	31
Northern	67	25	10	102
New Zealand	9	—	2	11
Total Sales	$177	$26	$12	$215

Operating Income (in millions)	2010	Changes Attributable to:			2011
		Price	Volume/ Mix	Cost/Other
Atlantic	$17	$—	$(1)	$(5)	$11
Gulf States	9	1	(1)	(7)	2
Northern	7	25	6	(9)	29
New Zealand/Other	—	—	—	5	5
Total Operating Income	$33	$26	$4	$(16)	$47
The Atlantic region's sales and operating income decreased from the prior year as volumes declined five percent reflecting lower sawlog demand and the region recognized $2 million of fire losses.
The Gulf States' sales increased while operating income declined from 2010 primarily due to a geographic mix shift from Alabama (which has lower cost timber) to Texas and Arkansas. Additionally, the markets softened as supply increased due to dry weather and forest fires. The Gulf States' results also reflect $1 million of fire losses.
In the Northern region, sales and operating income increased from the prior year primarily due to strong export demand from Asian markets. Price and volume increases of 25 percent and 22 percent, respectively, were partially offset by higher logging and transportation costs.
The New Zealand sales represent timberland management fees for services provided to the JV, Matariki Forestry Group ("Matariki"). The operating income primarily represents equity earnings related to the JV's activities which have increased from 2010 mainly due to higher export prices and the sale of carbon credits.
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

	2010	Changes Attributable to:		2011
Sales (in millions)		Price	Volume/ Mix
Development	$3	$1	$—	$4
Rural	28	7	(2)	33
Non-Strategic Timberlands	65	16	(47)	34
Total Sales	$96	$24	$(49)	$71

Operating Income (in millions)	2010	Changes Attributable to:			2011
		Price	Volume/ Mix	Cost/Other
Total Operating Income	$53	$24	$(29)	$(1)	$47
Full year sales and operating income were $25 million and $6 million below 2010, respectively, primarily reflecting 32,365, or 73 percent, fewer non-strategic timberland acres sold. This decline was partially offset by improved results in rural HBU sales. While rural HBU volumes declined by 1,047 acres, or seven percent, prices increased by 29 percent mainly due to site specific characteristics. Operating income in 2011 also benefited from a $6 million property tax settlement covering years 2005 through 2010; however, this benefit was offset by higher costs due to property mix.
Performance Fibers

Sales (in millions)	2010	Changes Attributable to:		2011
		Price	Volume/ Mix
Cellulose specialties	$686	$105	$33	$824
Absorbent materials	195	10	(9)	196
Total Sales	$881	$115	$24	$1,020
Cellulose specialties sales improved as prices and volumes increased 15 percent and five percent from the prior year, respectively, reflecting strong demand and a production shift from absorbent materials to cellulose specialties.
Absorbent materials sales were relatively consistent with 2010 as a six percent increase in prices, primarily from higher prices in the first half of the year, offset a five percent decline in sales volumes from the production shift previously discussed.

Operating Income (in millions)	2010	Changes Attributable to:			2011
		Price	Volume/ Mix	Cost/Other
Total Operating Income	$214	$115	$9	$(40)	$298
In 2011, operating income improved from 2010 as increased cellulose specialties sales and absorbent materials prices more than offset higher input and transportation costs. The 2011 results were also negatively impacted by a $6 million write-off related to process equipment changes needed for the CSE project.
Wood Products

Sales (in millions)	2010	Changes Attributable to:		2011
		Price	Volume
Total Sales	$68	$(6)	$6	$68

Operating Income (Loss) (in millions)	2010	Changes Attributable to:		2011
		Price	Volume/Cost
Total Operating Income (Loss)	$2	$(6)	$2	$(2)
Sales in 2011 were consistent with the prior year while operating income decreased reflecting an eight percent decline in price due to weak market conditions, partially offset by an eight percent increase in sales volumes mainly due to higher production. Our sawmills continue to produce at a reduced capacity due to a weak housing market.
Other Operations
Sales improved from 2010 primarily due to higher export demand; however, operating income was consistent with the prior year reflecting low margins.
Corporate and Other Expense/Eliminations
The 2011 results include a $7 million increase in a disposition reserve. See Note 15 — Liabilities for Dispositions and Discontinued Operations for additional information. The 2010 results include a first quarter gain of $12 million from the sale of a portion of the Company's interest in its New Zealand JV. See Note 5 — Joint Venture Investment for additional information. Excluding these special items, corporate and other expenses were $4 million below the prior year as 2010 included a $3 million accrual for closed facilities.
Interest Expense and Interest/Other Income
Interest expense and interest/other income were comparable to the prior year.
Income Tax Expense
The full year effective tax rate was 9.9 percent compared to 6.5 percent in 2010. Excluding non-routine items, the effective tax rate was 24.6 percent, up from 18.2 percent in 2010. The higher rate in 2011 was due to proportionately higher earnings from the TRS. See Note 8 — Income Taxes for additional information regarding the provision for income taxes and the non-routine tax items.
Outlook for 2012
We expect strong performance in 2012. In Forest Resources, we will continue integrating our newly acquired Southeastern timberlands and plan to increase harvest volumes in the Northwest to continue taking advantage of Asian export markets. We anticipate another record year in Performance Fibers, with average price increases of 12 to 13 percent for our high purity cellulose specialties products offsetting expected weakness in absorbent materials pricing and higher input costs. Overall, we expect operating income to increase about 10 percent over 2011. However, we anticipate EPS and Cash Available for Distribution to be comparable to 2011 due to an increase in the effective tax rate, which is anticipated to range from 24 to 26 percent in 2012, as we do not expect the same level of non-routine tax benefits.
Our 2012 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.
Results of Operations, 2010 versus 2009
Forest Resources

Sales (in millions)	2009	Changes Attributable to:		2010
		Price	Volume/ Mix/Other
Atlantic	$72	$8	$(8)	$72
Gulf States	29	6	(6)	29
Northern	50	18	(1)	67
New Zealand	8	—	1	9
Total Sales	$159	$32	$(14)	$177

Operating Income/(Loss) (in millions)	2009	Changes Attributable to:			2010
		Price	Volume/ Mix	Cost/Other
Atlantic	$14	$8	$(4)	$(1)	$17
Gulf States	4	6	(1)	—	9
Northern	(8)	18	(1)	(2)	7
New Zealand/Other	(3)	—	—	3	—
Total Operating Income	$7	$32	$(6)	$—	$33

In the Atlantic and Gulf States regions, 2010 sales were comparable to prior year as higher prices mainly due to weather-related supply constraints were offset by lower volumes as thinnings returned to more normalized levels. Average prices rose approximately $4.00 per short green ton, or approximately 25 percent, for the year, while volumes declined 21 percent. Operating income improved from 2009 due to higher margins.
In the Northern region, sales and operating income improved from prior year periods primarily due to higher prices driven largely by stronger export demand. The 38 percent average price improvement was somewhat offset by a two percent decline in volumes as well as increased costs, mainly for road maintenance.
In February 2010, our New Zealand JV sold a 35 percent interest in the JV to a new investor for NZ$167 million. The investment was for newly issued capital by Matariki which was used entirely to pay down a portion of the outstanding NZ$367 million debt. The transaction reduced our ownership interest in Matariki from 40 percent to 26 percent. Rayonier continues to manage the JV. The New Zealand sales represent timberland management fees for services provided to the JV. The operating income primarily represents equity earnings related to the JV's timber activities which have increased from 2009 mainly due to improved export demand.
Real Estate

	2009	Changes Attributable to:		2010
Sales (in millions)		Price	Volume/ Mix
Development	$3	$—	$—	$3
Rural	32	(4)	—	28
Non-Strategic Timberlands	66	10	(11)	65
Total Sales	$101	$6	$(11)	$96

Operating Income (in millions)	2009	Changes Attributable to:			2010
		Price	Volume/ Mix	Cost/Other
Total Operating Income	$56	$6	$(7)	$(2)	$53
Full year sales and operating income were $5 million and $3 million below the prior year, respectively, primarily due to a 14 percent decline in rural prices reflecting a change in geographic mix. A 17 percent decline in non-strategic timberland acres sold due to timing of sales was mostly offset by an average price increase of $215 per acre, or 17 percent, due to location and site characteristics.
Performance Fibers

Sales (in millions)	2009	Changes Attributable to:		2010
		Price	Volume/ Mix
Cellulose specialties	$658	$4	$24	$686
Absorbent materials	181	36	(22)	195
Total Sales	$839	$40	$2	$881

Cellulose specialties sales improved as prices increased $8 per ton, and volumes increased four percent from the prior year period reflecting strong demand. The 2010 price increase was mostly offset by the removal of a 2009 cost-based surcharge.
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
Wood Products

Sales (in millions)	2009	Changes Attributable to:		2010
		Price	Volume
Total Sales	$51	$13	$4	$68

Operating Loss (in millions)	2009	Changes Attributable to:		2010
		Price	Costs
Total Operating (Loss) Income	$(11)	$13	$—	$2
Although below historical averages, sales and operating income improved from the prior year as prices and volumes rose 23 percent and nine percent, respectively. Prices increased in the first half of the year due to supply constraints caused by wet weather, and remained above 2009 for the second half of 2010 as demand increased. Our sawmills continued to produce at a reduced capacity due to a weak housing market.
Other Operations
Sales and operating results improved from the prior year primarily due to higher export demand in both our northwest U.S. and New Zealand log trading businesses, and lower foreign exchange losses in 2010.
Corporate and Other Expense/Eliminations
The 2010 results included a first quarter gain of $12 million from the sale of a portion of the Company's interest in its New Zealand JV. See Note 5 — Joint Venture Investment for additional information. The 2009 results included $205 million relating to the AFMC. See Note 8 — Income Taxes for additional information. Excluding these special items, corporate and other expenses were $33 million for 2010, compared to $28 million for the prior year. The 2010 results included a $3 million accrual for increased future environmental costs associated with closed facilities as well as higher incentive compensation accruals.
Intersegment eliminations decreased from 2009 primarily due to lower sales from our Forest Resources segment to our Performance Fibers segment.
Interest and Other Income/Expense
Interest expense declined from 2009 due to lower average interest rates and a decline in average debt balances. Interest/Other Income decreased from the prior year as 2009 included a $1 million favorable IRS interest claim.
Income Tax Expense
The full year effective tax rate was 6.5 percent compared to 12.9 percent in 2009. The significant decline in 2010 reflects the benefit of a $24 million CBPC. Excluding non-routine items the effective tax rate was 18.2 percent, down from 22.0 percent in 2009. The lower rate in 2010 was due to proportionately higher earnings from the REIT. See Note 8 — Income Taxes for additional information regarding the provision for income taxes and the non-routine tax items.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality and seasonality in working capital needs and long-term debt has been used to fund major acquisitions.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of December 31,
	2011	2010	2009
Cash and cash equivalents	$79	$349	$75
Total debt	847	768	700
Shareholders’ equity	1,323	1,252	1,146
Total capitalization (total debt plus equity)	2,170	2,020	1,846
Debt to capital ratio	39%	38%	38%

Our 2011 debt-to-capital ratio increased slightly from 2010 primarily due to the debt assumed in the 2011 timberland acquisition. See Note 6 — Timberland Acquisitions and Note 11 — Debt for further information on our acquisitions and borrowings.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended December 31 (in millions of dollars):

	2011	2010	2009
Total cash provided by (used for):
Operating activities	$432	$495	$307
Investing activities	(489)	(143)	(93)
Financing activities	(215)	(78)	(202)
Effect of exchange rate changes on cash	1	—	1
Decrease (increase) in cash and cash equivalents	$(271)	$274	$13
Cash Provided by Operating Activities
Cash provided by operating activities in 2011 decreased from the prior year as 2010 included a $189 million refund related to the AFMC. Excluding the impact of this receipt, cash provided by operating activities increased $126 million primarily due to higher earnings in our Performance Fibers segment and a $50 million decrease in pension contributions.
Cash provided by operating activities in 2010 increased from 2009 as higher Forest Resources and Performance Fibers earnings and a cash refund related to the AFMC were partially offset by a $42 million increase in pension contributions and higher working capital requirements. The timing of customer rebates and income tax payments were the major drivers of the working capital change.
Cash Used for Investing Activities
Cash used for investing activities in 2011 rose from 2010 primarily due to an increase in strategic capital which included $321 million for timberland acquisitions and $43 million for the Jesup mill CSE. This was partially offset by changes in restricted cash due to the timing of like-kind exchange transactions.
Cash used for investing activities in 2010 rose from the prior year primarily due to a planned increase in capital expenditures for cost reduction and efficiency projects as well as environmental expenditures at our Jesup, Georgia performance fibers mill. Additionally, restricted cash increased over prior year due to the timing of like-kind exchange transactions.
Cash Used for Financing Activities
Cash used for financing activities in 2011 increased from 2010 as 2011 included net debt repayments of $39 million, while 2010 included net borrowings of $60 million. Additionally, dividends paid increased $22 million as dividends per share rose 12 percent over the 2010 amount and proceeds on stock options exercised decreased $13 million.
Cash used for financing activities in 2010 decreased from 2009 as 2010 included net borrowings of $60 million. 2009 included $40 million in net debt repayments, as well as costs related to the August 2009 issuance of Senior Exchangeable Notes due 2015. Additionally, cash proceeds on stock options exercised were $15 million higher in 2010.

Expected 2012 Expenditures
Capital expenditures in 2012 are forecasted to be between $150 million and $155 million, excluding strategic acquisitions and the CSE. We expect 2012 spending on the CSE to range between $200 million and $210 million. Our 2012 dividend payments are expected to increase from $185 million to $197 million assuming no change in the quarterly dividend rate of $0.40 per share. We have a $23 million note payable which matures June 2012 and $300 million in Senior Exchangeable Notes due October 2012. We expect to refinance the Senior Exchangeable Notes and may incur additional debt in conjunction with strategic growth opportunities.
In 2011, we made no discretionary pension contributions compared to discretionary contributions of $50 million in 2010. We have no mandatory pension contributions in 2012 but may make discretionary contributions. Cash payments for income taxes in 2012 are anticipated to be between $55 million and $60 million. Expenditures of $10 million for environmental costs related to our dispositions and discontinued operations are expected in 2012. See Note 15 — Liabilities for Dispositions and Discontinued Operations for further information.

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
Below is a reconciliation of Net Income to EBITDA and a table of EBITDA by segment for the five years ended December 31 (in millions of dollars):

	2011	2010	2009	2008	2007
Net Income to EBITDA Reconciliation
Net Income	$276	$218	$313	$149	$174
Income tax expense	30	15	46	29	23
Interest, net	50	49	51	49	50
Depreciation, depletion and amortization	136	143	158	168	165
EBITDA (a)	$492	$425	$568	$395	$412

	2011	2010	2009	2008	2007
EBITDA by Segment
Forest Resources	$110	$92	$77	$116	$146
Real Estate	59	75	80	101	98
Performance Fibers	354	272	242	205	209
Wood Products	1	5	(6)	(2)	(2)
Other Operations	1	1	(3)	3	(3)
Corporate and other (a)	(33)	(20)	178	(28)	(36)
EBITDA	$492	$425	$568	$395	$412
(a) The results for 2011 included a $7 million increase in a disposition reserve. The results for 2010 included a gain of $12 million from the sale of a portion of the Company's interest in its New Zealand JV. The results for 2009 included $205 million related to the AFMC.

Excluding special items noted in the footnote above, 2011 EBITDA was $86 million above prior year primarily due to higher operating results in our Performance Fibers segment. 2010 EBITDA was $50 million above 2009 primarily due to higher operating results. See Item 6 — Selected Financial Data for a reconciliation of EBITDA to Operating Income by segment.
Adjusted CAD is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchase of the Company's common shares, debt reduction and for strategic acquisitions net of associated financing (e.g. realizing

LKE tax benefits). We define CAD as Cash Provided by Operating Activities adjusted for capital spending, the tax benefits associated with certain strategic acquisitions, the change in committed cash, and other items which include cash provided by discontinued operations, proceeds from matured energy forward contracts, excess tax benefits on stock-based compensation and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled "Adjusted CAD."
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five years ended December 31 (in millions):

	2011	2010	2009	2008	2007
Cash provided by operating activities	$432	$495	$307	$340	$324
Capital expenditures (a)	(145)	(138)	(92)	(105)	(97)
LKE tax benefits on third-party real estate sales (b)	—	—	—	(12)	(4)
Change in committed cash	(6)	12	17	(10)	17
Excess tax benefits on stock-based compensation	6	5	3	3	8
Other	—	10	(2)	—	1
CAD	287	384	233	216	249
Mandatory debt repayments	(93)	(1)	(123)	(24)	(163)
Adjusted CAD	$194	$383	$110	$192	$86

Cash used for investing activities	$(489)	$(143)	$(93)	$(330)	$(126)
Cash used for financing activities	$(215)	$(78)	$(202)	$(128)	$(58)

(a)
Capital expenditures exclude strategic capital. Strategic capital totaled $426 million for timberland acquisitions (including $105 million of notes assumed) and $43 million for the Jesup mill CSE for the year ended December 31, 2011. Strategic capital totaled $5 million for timberland acquisitions in 2010.

(b)	Represents income taxes which would have been paid had the Company not completed third-party LKE transactions.
Adjusted CAD was lower in 2011 due to the 2010 receipt of $189 million related to the AFMC. Excluding this amount, 2011 adjusted CAD was consistent with 2010 results. Higher earnings in 2011 were offset by the $93 million repayment of an installment note due in 2011. Adjusted CAD increased $273 million in 2010 compared to 2009 primarily due to the $189 million AFMC refund as well as higher operating results. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
In April 2011, the Company entered into a five-year $300 million unsecured revolving credit facility, which was increased to $450 million in August 2011. The facility has a borrowing rate of LIBOR plus 105 basis points plus a facility fee of 20 basis points. See Note 11 — Debt for additional information on this agreement and other outstanding debt, as well as for information on covenants which must be met in connection with our installment note, mortgage notes and the revolving credit facility.
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. In February 2011, Standard & Poor's Ratings Services raised its ratings on Rayonier, including our corporate credit rating, to 'BBB+' from ‘BBB’ while maintaining a 'Stable' outlook. In February 2012, Moody's Investors Service raised our investment grade rating to 'Baa1' from 'Baa2' on our long-term debt and revised our outlook to 'Stable' from 'Positive.'

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
The following table aggregates our contractual financial obligations as of December 31, 2011 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2012	2013-2014	2015-2016	Thereafter
Long-term debt (a)	$829	$295	$112	$323	$99
Current maturities of long-term debt	28	28	—	—	—
Interest payments on long-term debt (b)	107	36	49	20	2
Operating leases — timberland (c)	90	8	15	13	54
Environmental obligations (d)	50	28	21	1	—
Postretirement obligations (e)	35	3	6	7	19
Operating leases — PP&E, offices	14	3	5	3	3
Uncertain tax positions (f)	—	—	—	—	—
Purchase obligations	8	8	—	—	—
Total contractual cash obligations	$1,161	$409	$208	$367	$177

(a)
The book value of our long-term debt is currently recorded at $819 million on the Company’s consolidated balance sheet, but upon maturity the liability will be $829 million. We included $295 million of notes maturing in 2012 in long-term debt, as we intend to and have the ability to refinance these notes on a long-term basis.

(b)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2011.

(c)	The majority of timberland leases are subject to changes in either the Consumer Price Index or the Producer Price Index.

(d)	These obligations relate to the Jesup mill 2008 consent order which was amended in 2011 for the CSE. See Environmental Regulation below for additional information on the Jesup mill consent order.

(e)
The amounts represent an estimate of our projected payments related to our unfunded excess pension plan and our postretirement medical and life insurance plans for the next ten years. See Note 20 — Employee Benefit Plans for additional information.

(f)
The settlement date is unknown for approximately $7 million of uncertain tax positions. This amount has been excluded from the table above. See Note 8 — Income Taxes for additional information on uncertain tax positions.

In May 2010, we filed a universal shelf registration giving us the ability to issue and sell an indeterminate amount of various types of debt and equity securities. In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7.0 million common shares for the acquisition of other businesses, assets or properties. As of December 31, 2011, no common shares have been offered or issued under the Form S-4 shelf registration.
New Accounting Standards
See Note 2 — Summary of Significant Accounting Policies for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.
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
During 2011, 2010 and 2009, we spent the following for capital projects related to environmental compliance for ongoing operations:

(in millions)	2011	2010	2009
Jesup mill consent order (a)	$3	$18	$4
CSE (b)	5	—	—
Other (c)	10	5	6
Total	$18	$23	$10
(a)    Includes spending related to a 2008 Jesup mill consent order in which we agreed to implement certain capital improvements relating to the mill’s wastewater treatment. This consent order was amended in 2011 in connection with the CSE. Capital spending related to the consent order is expected to approximate $50 million over the next four years.
(b)    Environmental compliance expenditures are included in estimated costs to complete the $300 million CSE. During 2012 and 2013, CSE-related environmental compliance spending is expected to approximate $23 million and $8 million, respectively.
(c)    Includes spending for improvements to our manufacturing process and pollution control systems that will comply with the requirements of new or renewed air emission and water discharge permits, and other required improvements for our Performance Fibers mills. Other capital spending related to environmental compliance is expected to approximate $14 million in 2012.
Excluded from the environmental spending above are potential expenditures that may be required as a result of a proposed EPA regulation issued in 2011 which, if implemented, will tighten emissions limits of certain air pollutants from industrial boilers. We are currently reviewing alternatives related to compliance at our Performance Fibers mills. We estimate the cost of compliance may range from $24 million to $210 million.
Our discontinued operations with historical environmental contamination are subject to a number of federal, state and local laws. For example, former operations at the SWP wood treating sites used preservative formulations consisting primarily of creosote, pentachlorophenol and chromated-copper arsenate. Investigations performed at the SWP sites over the years have identified releases to soils, groundwater and sediments containing free product and constituents or derivatives of these formulations including, but not limited to, all or some combination of petroleum products, metals (e.g., arsenic, chromium) and/or organics (e.g., volatile organic compounds, phenols, polycyclic aromatic hydrocarbons, dioxins and furans). As it has for many years, SWP continues to actively work with federal and state environmental agencies to undertake appropriate steps to investigate and remediate these sites in accordance with applicable laws. As these requirements change over time, they may mandate more stringent levels of soil and groundwater investigation, remediation and monitoring. While we believe that our current estimates are adequate, new information revealed by additional investigation and assessment, decisions of governmental agencies and future changes to these legal requirements, among other things, could adversely affect the cost and timing of our activities on these sites.
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
Cyclical pricing of commodity market paper pulp is one of the factors which influences Performance Fibers’ prices in the absorbent materials product line. However, as a non-integrated producer of absorbent materials, primarily fluff pulp, for non-papermaking end uses, our absorbent material pricing tends to lag (on both the upturn and downturn) commodity paper pulp prices with pricing adjustments that are less severe. Our cellulose specialty products’ prices are based on market supply and demand and are not correlated to commodity paper pulp prices. In addition, a significant majority of our cellulose specialty products are under long-term volume contracts that extend through 2013 to 2017.
The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2011 was $836 million compared to $659 million in carrying value. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Our percentage of debt with fixed interest rates was 78 percent as of December 31, 2011. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2011 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $21 million.
We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. At December 31, 2011, we had no fuel oil or natural gas contracts outstanding.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Financial Statements on page ii.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this annual report on Form 10-K, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2011.
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
In the quarter ended December 31, 2011, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to directors, executive officers and corporate governance is incorporated by reference from the sections entitled "Election of Directors," "Corporate Governance," "Executive Officers" and "Report of the Audit Committee" in the Proxy Statement. The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.
Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive officer and financial and accounting officer, is available on our website, www.rayonier.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website.

Item 11.    EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference from the section and subsections entitled "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Nonqualified Deferred Compensation," "Potential Payments Upon Termination or Change in Control," "Director Compensation," "Corporate Governance — Compensation Committee Interlocks and Insider Participation; Processes and Procedures" and "Compensation Discussion and Analysis — Report of the Compensation and Management Development Committee" in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated herein by reference from the sections entitled "Share Ownership of Certain Beneficial Owners," "Share Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13 is incorporated herein by reference from the section and subsections entitled "Election of Directors," "Corporate Governance — Director Independence" and "Corporate Governance — Related Person Transactions" in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference from the subsection entitled "Report of the Audit Committee — Information Regarding Independent Registered Public Accounting Firm" in the Proxy Statement.

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011. The report on the Company’s internal control over financial reporting as of December 31, 2011, is on page F-3.

P. G. Boynton
President and Chief Executive Officer
February 28, 2012

H. E. Vanden Noort
Senior Vice President and Chief Financial Officer
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rayonier Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the "Company") as of
December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rayonier Inc.
Jacksonville, Florida

We have audited the internal control over financial reporting of Rayonier Inc. and subsidiaries (the "Company") as of December 31, 2011, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
February 27, 2012

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2011	2010	2009
SALES	$1,488,642	$1,315,233	$1,168,567
Costs and Expenses
Cost of sales	1,073,732	990,099	914,772
Selling and general expenses	66,541	67,102	62,633
Other operating income, net (Note 14)	(3,829)	(10,519)	(221,172)
	1,136,444	1,046,682	756,233
Equity in income (loss) of New Zealand joint venture	4,088	1,033	(2,826)
OPERATING INCOME BEFORE GAIN ON SALE OF A PORTION OF INTEREST IN NEW ZEALAND JOINT VENTURE	356,286	269,584	409,508
Gain on sale of a portion of interest in New Zealand joint venture (Note 5)	—	12,367	—
OPERATING INCOME	356,286	281,951	409,508
Interest expense	(50,775)	(50,463)	(52,441)
Interest and miscellaneous income, net	851	1,315	1,810
INCOME BEFORE INCOME TAXES	306,362	232,803	358,877
Income tax expense	(30,357)	(15,217)	(46,336)
NET INCOME	276,005	217,586	312,541
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	3,546	4,162	15,980
New Zealand joint venture cash flow hedges	(2,373)	837	(2,305)
(Loss) gain from pension and postretirement plans, net of income tax benefit (expense) of $20,665, $1,570 and ($1,401)	(46,263)	6,385	4,879
COMPREHENSIVE INCOME	$230,915	$228,970	$331,095
EARNINGS PER COMMON SHARE
Basic earnings per share	$2.27	$1.81	$2.63

Diluted earnings per share	$2.20	$1.79	$2.60

Dividends per share	$1.52	$1.36	$1.33

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars)

	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,603	$349,463
Accounts receivable, less allowance for doubtful accounts of $399 and $387	95,008	82,640
Inventory (Note 10)	121,998	110,035
Income tax receivable	1,945	21,734
Prepaid and other current assets	46,948	45,314
Total current assets	344,502	609,186

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,503,711	1,137,931
PROPERTY, PLANT AND EQUIPMENT
Land	26,917	24,776
Buildings	140,269	129,913
Machinery and equipment	1,355,897	1,318,055
Construction in progress	96,097	33,920
Total property, plant and equipment	1,619,180	1,506,664
Less—accumulated depreciation	(1,157,628)	(1,121,360)
	461,552	385,304
INVESTMENT IN JOINT VENTURE (Note 5)	69,219	68,483
OTHER ASSETS	190,364	162,749
	$2,569,348	$2,363,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$72,873	$57,985
Current maturities of long-term debt	28,110	93,057
Accrued payroll and benefits	26,846	25,466
Accrued interest	7,044	6,206
Accrued customer incentives	10,369	9,759
Other current liabilities	23,078	40,975
Current liabilities for dispositions and discontinued operations (Note 15)	9,931	11,500
Total current liabilities	178,251	244,948
LONG-TERM DEBT	819,229	675,103
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 15)	80,893	81,660
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 20)	140,623	66,335
OTHER NON-CURRENT LIABILITIES	27,279	44,025
COMMITMENTS AND CONTINGENCIES (Notes 16, 17 and 18)
SHAREHOLDERS’ EQUITY
Common Shares, 240,000,000 shares authorized, 122,035,177 and 121,023,140 shares issued and outstanding	630,286	602,882
Retained earnings	806,235	717,058
Accumulated other comprehensive loss	(113,448)	(68,358)
	1,323,073	1,251,582
	$2,569,348	$2,363,653
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2011	2010	2009
OPERATING ACTIVITIES
Net income	$276,005	$217,586	$312,541
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	135,742	143,406	158,371
Non-cash cost of real estate sold	4,329	6,692	7,634
Stock-based incentive compensation expense	16,181	15,223	15,754
Gain on sale of a portion of interest in the New Zealand joint venture	—	(11,545)	—
Amortization of convertible debt discount	8,654	8,160	6,517
Deferred income taxes	2,498	14,936	(6,260)
Amortization of pension and postretirement plans	12,369	6,135	4,387
Non-cash adjustments to unrecognized tax benefit liability	(16,000)	4,723	15,467
Other	5,184	(237)	3,973
Changes in operating assets and liabilities:
Receivables	(12,011)	20,774	(26,863)
Inventories	(3,868)	(27,693)	9,202
Accounts payable	6,347	(4,606)	(12,552)
Income tax and alternative fuel mixture credit receivable	19,788	170,845	(190,694)
All other operating activities	(13,739)	(60,377)	17,917
Expenditures for dispositions and discontinued operations	(9,209)	(8,632)	(8,095)
CASH PROVIDED BY OPERATING ACTIVITIES	432,270	495,390	307,299
INVESTING ACTIVITIES
Capital expenditures	(144,522)	(138,449)	(91,667)
Purchase of timberlands	(320,899)	(5,360)	—
Jesup mill cellulose specialties expansion	(42,894)	—	—
Change in restricted cash	8,323	(8,231)	1,399
Other	11,378	9,384	(2,476)
CASH USED FOR INVESTING ACTIVITIES	(488,614)	(142,656)	(92,744)
FINANCING ACTIVITIES
Issuance of debt (Note 11)	460,000	157,000	267,500
Repayment of debt	(499,057)	(96,650)	(307,643)
Dividends paid	(185,272)	(163,673)	(158,218)
Proceeds from the issuance of common shares	13,451	26,314	11,115
Excess tax benefits on stock-based compensation	5,681	5,411	2,720
Purchase of exchangeable note hedge (Note 11)	—	—	(23,460)
Proceeds from issuance of warrant (Note 11)	—	—	12,506
Debt issuance costs	(2,027)	(561)	(4,678)
Repurchase of common shares	(7,909)	(6,028)	(1,388)
CASH USED FOR FINANCING ACTIVITIES	(215,133)	(78,187)	(201,546)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	617	(48)	270
CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(270,860)	274,499	13,279
Balance, beginning of year	349,463	74,964	61,685
Balance, end of year	$78,603	$349,463	$74,964
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$38,223	$39,991	$41,433
Income taxes	$17,509	$11,776	$8,824
Non-cash investing and financing activity:
Acquisition of timberlands (Note 6)	$105,000	$—	$—
Assumption of loan (Note 11)	$105,000	$—	$—
Capital assets purchased on account	$20,866	$12,388	$8,722
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS
Rayonier Inc., including its consolidated subsidiaries, ("Rayonier" or "the Company") is a leading international forest products company primarily engaged in timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. The Company owns, leases or manages approximately 2.7 million acres of timberland and real estate located in the United States and New Zealand. Included in this property is over 0.2 million acres of high value real estate located primarily along the coastal region from Savannah, Georgia to Daytona Beach, Florida, which is referred to as the "coastal corridor." The Company owns and operates two specialty cellulose fibers mills in the United States. In addition, the Company manufactures lumber in three sawmills in Georgia and engages in the trading of logs.
Rayonier operates in four reportable business segments: Forest Resources, Real Estate, Performance Fibers, and Wood Products. See Note 3 — Segment and Geographical Information for further discussion.
The Company is a real estate investment trust ("REIT"). The Company is generally not required to pay federal income taxes on its U.S. timber harvest earnings and other REIT operations contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The U.S. timber operations are primarily conducted by the Company’s wholly-owned REIT subsidiaries. Non-REIT qualifying and certain foreign operations, which are subject to corporate-level tax on earnings, are operated by our wholly-owned taxable subsidiary, Rayonier TRS Holdings Inc. ("TRS"). These operations include the Performance Fibers, Wood Products and trading businesses, as well as the Real Estate segment’s entitlement and sale of higher and better use ("HBU") properties.
Forest Resources
The Company’s Forest Resources segment owns, leases or manages approximately 2.6 million acres of timberlands located in the U.S. and New Zealand. The Forest Resources segment conducts activities that relate to the harvesting of timber in addition to managing timberlands and selling timber and logs to third parties. In 2011, it acquired approximately 308,000 acres of U. S. timberlands and its New Zealand joint venture ("JV") acquired 10,000 acres of timberlands.
Real Estate
Rayonier invests in timberlands seeking to maximize its total return from a full cycle of ownership, including selling portions of its asset base to capture the appreciated value. An increasing portion of Rayonier’s acreage has become more valuable for development, recreational or conservation purposes than for growing timber. As a result, the Company has expanded its focus to include more value-added real estate activities such as seeking entitlements. The Company’s real estate subsidiary, TerraPointe LLC, owns approximately 0.1 million acres.
Performance Fibers
Rayonier is a manufacturer of high-performance cellulose fibers with two production facilities in Jesup, Georgia and Fernandina Beach, Florida, which have a combined annual capacity of approximately 745,000 metric tons. These fiber products are sold throughout the world to companies that produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles, electronics and various industrial applications. Approximately 63 percent of performance fiber sales are to export customers, primarily in Asia and Europe.
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
In 2011, Rayonier began a capital project (the "CSE") to convert a fiber line at the Jesup, Georgia mill from absorbent materials to cellulose specialties. The CSE will add approximately 190,000 metric tons of cellulose specialties capacity, bringing total cellulose specialties capacity to about 675,000 metric tons. Upon completion, the Company will be exiting the absorbent materials business (about 260,000 metric ton capacity).

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Wood Products
The Company operates and sells dimension lumber products through three lumber manufacturing facilities in the southeastern U.S.
Other
Rayonier operates log trading businesses in the northwest U.S. and New Zealand.

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
Equity Method Investments
The Company accounts for its interest in its JV in accordance with generally accepted accounting principles under the equity method of accounting. Rayonier does not have a controlling financial interest but exerts significant influence over the JV’s operating policies as manager of the JV.
Timber
Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing of timber including real estate taxes, lease rental payments, site preparation and direct support costs relating to facilities, vehicles and supplies are capitalized. We capitalize payroll costs only for time spent on these activities and do not capitalize interest or any other soft costs aside from those mentioned above. Such accumulated costs attributed to merchantable timber are charged to cost of goods sold (depletion) at the time the timber is harvested or when the underlying timberland is sold based on the relationship of timber sold to the estimated volume of currently merchantable timber. Upon the acquisition of timberland, the Company makes a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. This determination is based on the geographic location of the new timber, the customers/markets that will be served and the species mix. If the acquisition is similar, the cost of the acquired timber is combined into an existing depletion pool and a new depletion rate is calculated for the pool. This determination and depletion rate adjustment normally occurs in the quarter following the acquisition, concurrent with the harvesting of the acquired timber.

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
See Note 4 — Fair Value Measurements and Note 20 — Employee Benefit Plans for additional information on the Company’s fair value disclosures.
Foreign Currency Translation
The functional currency of the Company’s New Zealand-based operations and its JV investment is the New Zealand dollar. All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the respective balance sheet dates with the resulting translation gain or loss recorded as a separate component of Accumulated Other Comprehensive Income/(Loss), ("AOCI"), within Shareholders’ Equity.
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
Derivative financial instruments such as commodity swap agreements are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Transactions that provide for the forward purchase or sale of raw materials are not included in the financial statements until physical delivery of the product, as these transactions are done in the normal course of business and qualify for the normal purchases and sales scope exception provided under generally accepted accounting principles.
The Company periodically enters into commodity forward contracts to fix some of its fuel oil and natural gas costs at its Performance Fibers mills. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in fuel oil and natural gas prices. The Company’s commodity agreements do not qualify for hedge accounting and are marked to market. Gains or losses resulting from the valuation are recorded in "Other operating income, net."

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

See Note 4 — Fair Value Measurements for additional information on the Company’s derivative financial instruments.
Revenue Recognition
The Company generally recognizes revenues when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred, (iii) the Company’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.
Revenue from the sale of timber is recorded when title passes to the buyer. Timber sales are either sales of delivered logs or stumpage sales. Stumpage sales in the Atlantic, Gulf States and Northern regions are primarily made on a pay-as-cut basis. These contracts generally require a minimum 15 percent initial payment and title and risk of loss are transferred when the timber is cut. Sales of delivered logs generally do not require an initial payment and are made to third-party customers on open credit terms.
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
The Company has established liabilities to assess, remediate and monitor sites related to dispositions or discontinued operations from which no current or future benefit is discernible. These obligations are established based on payments over the next 20 years and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2012 through 2031, reflects the time in which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the Company adjusts its recorded liabilities appropriately. Environmental liabilities are accounted for on an undiscounted basis and are reflected in current and non-current "Liabilities for dispositions and discontinued operations" in the Consolidated Balance Sheets.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company recognizes the effect of a change in income tax rates on deferred tax assets and liabilities in the Consolidated Statement of Income and Comprehensive Income in the period that includes the enactment date of the rate change. The Company records a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.
In determining the provision for income taxes, the Company computes an annual effective income tax rate based on annual income by legal entity, permanent differences between book and tax, and statutory income tax rates by jurisdiction. Inherent in the effective tax rate is an assessment of the ultimate outcome of uncertain tax positions. The Company adjusts its annual effective tax rate as additional information on outcomes or events becomes available. Discrete items such as taxing authority examination findings are recognized in the period in which they occur.
The Company’s income tax returns are subject to audit by U.S. federal, state and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, the Company records a tax benefit for an uncertain tax position if it is

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

more-likely-than-not to be realized upon ultimate settlement of the issue. The Company records a liability for an uncertain tax position that does not meet this criterion. The Company adjusts its liabilities for unrecognized tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. Liabilities for unrecognized tax benefits are included in "Other current liabilities" and "Other non-current liabilities" in the Company’s Consolidated Balance Sheets. See Note 8 — Income Taxes for additional information.
Reclassifications
Certain 2010 and 2009 amounts have been reclassified to agree with the current year presentation.
New or Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts - net income and other comprehensive income, would need to be displayed under either alternative. The statements would need to be presented with equal prominence as the other primary financial statements. The standard is effective for Rayonier's first quarter 2012 filing. Since Rayonier reports a consolidated statement of income and comprehensive income for each reporting period, this new guidance will have no effect on 2012 and future filings.

3.	SEGMENT AND GEOGRAPHICAL INFORMATION
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
Three customers in the Performance Fibers segment represented 15 percent, 11 percent and 11 percent of the Company’s consolidated sales in 2011, respectively. Two customers in the Performance Fibers segment represented 14 percent and 10 percent of the Company’s consolidated sales in 2010, respectively, and three customers in the Performance Fibers segment represented 13 percent, 12 percent and 11 percent of the Company’s consolidated sales in 2009.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Segment information for each of the three years ended December 31, 2011 follows (in millions of dollars):

	Sales
	2011	2010	2009
Forest Resources	$215	$177	$159
Real Estate	71	96	101
Performance Fibers	1,020	881	839
Wood Products	68	68	51
Other Operations	122	102	38
Intersegment Eliminations (a)	(7)	(9)	(19)
Total	$1,489	$1,315	$1,169

(a)	Intersegment eliminations reflect sales from our Forest Resources segment to our Performance Fibers segment.

	Operating Income/(Loss)
	2011	2010	2009
Forest Resources	$47	$33	$7
Real Estate	47	53	56
Performance Fibers	298	214	184
Wood Products	(2)	2	(11)
Other Operations	1	1	(3)
Corporate and other (a)	(35)	(21)	177
Total	$356	$282	$410

(a)
2011 included a $7 million increase in a disposition reserve. 2010 included a $12 million gain from the sale of a portion of the Company's interest in its New Zealand JV. 2009 included $205 million related to the AFMC. See Note 15 — Liabilities for Dispositions and Discontinued Operations, Note 5 — Joint Venture Investment and Note 8 — Income Taxes for additional information.

	Gross Capital Expenditures
	2011	2010	2009
Forest Resources (a)	$468	$41	$32
Performance Fibers (b)	140	98	59
Wood Products	3	1	1
Corporate and other	2	4	—
Total Assets Acquired	$613	$144	$92
Less: Assumption of loan for timberlands acquisition	105	—	—
Total Capital Expenditures	$508	$144	$92

(a)	Included strategic timberland acquisitions of $426 million (including assumption of a $105 million loan), $5 million and $0 in 2011, 2010 and 2009, respectively.
(b) Included $43 million of strategic capital expenditures related to the Jesup mill CSE in 2011.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Depreciation, Depletion and Amortization
	2011	2010	2009
Forest Resources	$63	$59	$70
Real Estate	12	22	24
Performance Fibers	56	58	58
Wood Products	3	3	5
Corporate and other	2	1	1
Total	$136	$143	$158

	Identifiable Assets
	2011	2010
Forest Resources	$1,604	$1,260
Real Estate	103	86
Performance Fibers	646	551
Wood Products	21	20
Other Operations	25	26
Corporate and other	170	421
Total	$2,569	$2,364

	Sales by Product Line
	2011	2010	2009
Forest Resources	$215	$177	$159
Real Estate
Development	4	3	3
Rural	33	28	32
Non-Strategic Timberlands	34	65	66
Total Real Estate	71	96	101
Performance Fibers
Cellulose specialties	824	686	658
Absorbent materials	196	195	181
Total Performance Fibers	1,020	881	839
Wood Products	68	68	51
Other	115	93	19
Total Sales	$1,489	$1,315	$1,169

	Geographical Operating Information
	Sales			Operating Income (Loss)			Identifiable Assets
	2011	2010	2009	2011	2010	2009	2011	2010
United States	$1,378	$1,228	$1,136	$350	$268	$416	$2,473	$2,266
New Zealand	111	87	33	6	14	(6)	95	97
All other	—	—	—	—	—	—	1	1
Total	$1,489	$1,315	$1,169	$356	$282	$410	$2,569	$2,364

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Sales by Destination
	2011	%	2010	%	2009	%
United States	$737	49	$693	53	$626	53
China	277	19	213	16	189	16
Europe	173	12	152	12	159	14
Japan	159	11	129	10	107	9
Other Asia	55	4	49	4	30	3
Latin America	36	2	35	3	23	2
New Zealand	22	1	17	1	12	1
Canada	9	1	10	1	6	1
All other	21	1	17	—	17	1
Total Sales	$1,489	100	$1,315	100	$1,169	100
The majority of sales to foreign countries are denominated in U.S. dollars.

4.	FAIR VALUE MEASUREMENTS
Commodity Swap Agreements
At December 31, 2011 and 2010, the Company had no fuel oil or natural gas hedges outstanding.

The impact of derivative instruments and their location within the Consolidated Statements of Income and Comprehensive Income was as follows:

Derivatives not designated as hedging instruments	Location of Gain Recognized in Income	2011	2010	2009
Commodity swap agreements	Other operating income, net	$—	$—	$1,286

Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2011 and 2010, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	2011		2010
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$78,603	$78,603	$349,463	$349,463
Current maturities of long-term debt	(28,110)	(29,319)	(93,057)	(98,042)
Long-term debt	(819,229)	(994,851)	(675,103)	(783,080)
Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities.
Variable Interest Entity
Rayonier holds a variable interest in a bankruptcy-remote, limited liability subsidiary ("special-purpose entity") which was created in 2004 when Rayonier monetized a $25.0 million installment note and letter of credit received in connection with a timberland sale. The Company contributed the note and a letter of credit to the special-purpose entity and using the installment note and letter of credit as collateral, the special-purpose entity issued $22.6 million of 15-year Senior Secured Notes and remitted cash of $22.6 million to the Company. There are no restrictions that relate to the transferred financial assets. Rayonier maintains a $2.6 million interest in the entity and receives immaterial cash payments equal to the excess of interest received on the installment

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

note over the interest paid on the Senior Secured Notes. The Company's interest is recorded at fair value and is included in "Other Assets" in the Consolidated Balance Sheets. During the years ended December 31, 2011, 2010 and 2009, de minimus fair value adjustments were recorded.
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
Assets measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at December 31, 2011	Level 2	Carrying Value at December 31, 2010	Level 2
Investment in special-purpose entity	$2,690	$2,690	$2,879	$2,879

The fair value of the investment in the special-purpose entity is determined by summing the discounted value of future principal and interest payments that Rayonier will receive from the special-purpose entity. The interest rate of a similar instrument is used to determine the discounted value of the payments.

5.	JOINT VENTURE INVESTMENT
The Company holds a 26 percent interest in Matariki Forestry Group ("Matariki"), a JV that owns or leases approximately 0.3 million acres of New Zealand timberlands. In addition to the investment, Rayonier New Zealand Limited ("RNZ"), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business.
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
Rayonier’s investment in the JV is accounted for using the equity method of accounting. Income from the JV is reported in the Forest Resources segment as operating income since the Company manages the forests and its JV interest is an extension of the Company’s operations. A portion of Rayonier’s equity method investment is recorded at historical cost which generates a difference between the book value of the Company’s investment and its proportionate share of the JV’s net assets. The difference represents the Company’s unrecognized gain from RNZ’s sale of timberlands to the JV in 2005. The deferred gain is recognized on a straight-line basis over the estimated number of years the JV expects to harvest the timberlands.

6.	TIMBERLAND ACQUISITIONS
During the fourth quarter of 2011, Rayonier acquired approximately 250,000 acres of timberland primarily located in Mississippi, Louisiana, Oklahoma and Alabama for $332 million. The acquisition was funded with $107 million in cash on hand, $120 million in borrowings from the Company's existing revolving credit facility and the assumption of $105 million of the seller's existing debt. See Note 11 — Debt for additional information on the notes assumed. The acquisition was accounted for as an asset purchase.
In five separate transactions throughout 2011, Rayonier purchased an additional 58,000 acres located in Florida, Georgia and Louisiana for $94 million. These acquisitions were funded with cash on hand or through the revolving credit facility and were accounted for as asset purchases.

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

In order to qualify for like-kind exchange ("LKE") treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2011 and 2010, the Company had $0 and $8.3 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.
Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method. At December 31, 2011 and 2010, capitalized debt issuance costs were $5.9 million and $6.9 million, respectively. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. At December 31, 2011 and 2010, capitalized software costs were $8.6 million and $4.4 million, respectively.

8.	INCOME TAXES
In general, only the taxable REIT subsidiaries, whose businesses include the Company's non-REIT qualified activities, are subject to corporate income taxes. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2010 and 2012 through 2013. In 2011, the law provided a built-in gains tax holiday. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on TRS income and certain property sales.
Like-Kind Exchanges
Under current tax law, the built-in gain tax from the sale of REIT property can be deferred and eliminated if sale proceeds from "relinquished" properties are reinvested in similar property consistent with the LKE requirements of the U.S. Internal Revenue Code, as long as the "replacement" property is owned through the end of the built-in gain period (10-year period which began on January 1, 2004). The LKE requirements do not restrict the Company’s ability to harvest timber on a pay-as-cut basis from such replacement property during the built-in gain period.
Alternative Fuel Mixture Credit ("AFMC") and Cellulosic Biofuel Producer Credit ("CBPC")
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. The AFMC was a $0.50 per gallon refundable excise tax credit (which is not taxable), while the CBPC was a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity's tax liability. Rayonier produces and uses an alternative fuel ("black liquor") at its Jesup, Georgia and Fernandina Beach, Florida performance fibers mills, which qualified for both credits. Rayonier claimed the AFMC on its 2009 income tax return, and accordingly, the 2009 Consolidated Statement of Income and Comprehensive Income includes income of $205.2 million net of associated expenses, recorded in "Other operating income, net" for black liquor produced and used.
In October 2010, the Internal Revenue Service ("IRS") issued clarification that both the AFMC and CBPC can be claimed in the same taxable year for different volumes of black liquor. Rayonier received approval from the IRS to claim the CBPC. As a result, the 2010 Consolidated Statement of Income and Comprehensive Income includes a tax credit of $24.3 million recorded in "income tax expense" for black liquor produced and used in 2009, which was not eligible for the AFMC. In 2011, management approved an exchange of black liquor gallons previously claimed under the AFMC for the CBPC. The net tax benefit from the exchange was $5.8 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Provision for Income Taxes
The (provision for)/benefit from income taxes consisted of the following:

	2011	2010	2009
Current
U.S. federal	$(26,893)	$973	$(50,586)
State	(624)	(12)	(1,493)
Foreign	(342)	(1,242)	(517)
	(27,859)	(281)	(52,596)
Deferred
U.S. federal	(2,079)	(14,554)	4,829
State	(1,066)	(1,283)	567
Foreign	(32)	69	839
	(3,177)	(15,768)	6,235
Changes in valuation allowance	679	832	25
Total	$(30,357)	$(15,217)	$(46,336)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate was as follows:

	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
REIT income not subject to federal tax	(10.4)	(16.8)	(13.0)
Income tax rate before non-routine items	24.6%	18.2%	22.0%
Installment note prepayment	(3.7)	—	—
Built-in gains tax holiday	(1.9)	—	—
CBPC	—	(10.5)	—
AFMC	—	—	(13.3)
CBPC for AFMC exchange	(1.9)	—	—
Taxing authority settlements and unrecognized tax benefit adjustments	(5.3)	(1.1)	4.6
Other	(1.9)	(0.1)	(0.4)
Income tax rate as reported	9.9%	6.5%	12.9%
The effective tax rate, before non-routine items, increased in 2011 from 2010 due to proportionally higher TRS income. The effective tax rate, before non-routine items, decreased in 2010 from 2009 due to proportionately higher earnings from the REIT. The Company's effective tax rate is below the 35 percent U.S. statutory rate primarily due to tax benefits associated with being a REIT, and the CBPC and AFMC.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Deferred Taxes
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax asset (liability) for the two years ended December 31, were as follows:

	2011	2010
Gross deferred tax assets:
Liabilities for dispositions and discontinued operations	$33,295	$34,416
Pension, postretirement and other employee benefits	62,382	37,653
Foreign and state NOL carryforwards	17,796	18,225
Tax credit carryforwards	4,443	13,795
Other	13,615	18,726
Total gross deferred tax assets	131,531	122,815
Less: Valuation allowance	(18,811)	(23,944)
Total deferred tax assets after valuation allowance	112,720	98,871
Gross deferred tax liabilities:
Accelerated depreciation	(62,594)	(65,683)
Repatriation of foreign earnings	(5,030)	(4,959)
Other	(4,021)	(5,309)
Total gross deferred tax liabilities	(71,645)	(75,951)
Net deferred tax asset	$41,075	$22,920
Current portion of deferred tax asset	$17,133	$15,506
Noncurrent portion of deferred tax asset	30,211	14,190
Noncurrent portion of deferred tax liability	(6,269)	(6,776)
Net deferred tax asset	$41,075	$22,920

Included above are the following foreign and state net operating loss ("NOL") and tax credit carryforwards as of December 31, 2011:

Item	Gross Amount	Valuation Allowance	Expiration
New Zealand NOL Carryforwards (a)	$17,394	$(4,870)	None
State NOL Carryforwards (a)	226,889	(12,926)	15 years
State and Foreign Tax Credits	3,418	(1,015)	10 years
Cellulosic Biofuel Producer Credit	1,025	—	4 years
Total Valuation Allowance		$(18,811)
(a) Fully reserved at December 31, 2011.
In 2011 and 2010, the Company recorded excess tax benefits of $5.7 million and $5.4 million, respectively, related to stock-based compensation. These amounts were credited directly to shareholders’ equity and were not included in the consolidated tax provisions.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Unrecognized Tax Benefits
In accordance with generally accepted accounting principles, we recognize the impact of a tax position if a position is "more likely than not" to prevail.
A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

	2011		2010	2009
Balance at January 1,	$22,580		$17,973	$3,906
Decreases related to prior year tax positions	(16,000)	(a)	(1,057)	(533)
Increases related to current year tax positions	—		5,780	16,000	(a)
Payments	—		(116)	(1,400)
Balance at December 31,	$6,580		$22,580	$17,973
(a)    During 2011, the Company received a final examination report from the IRS regarding its TRS 2009 tax return. As a result, Rayonier reversed the uncertain tax liability recorded in 2009 relating to the taxability of the AFMC and recognized a $16 million tax benefit in the third quarter of 2011.
The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate at December 31, 2011, 2010 and 2009 is $2.6 million, $18.6 million, and $18.0 million, respectively. At December 31, 2011, the amount of unrecognized tax benefits that, if recognized, would decrease prepaid tax assets is $4.0 million. Prepaid tax assets are reported in "Other assets" on the Company's Consolidated Balance Sheets.
The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. For both years ended December 31, 2011 and 2010, the Company recorded an interest benefit of $0.3 million. In 2009, the Company recorded interest expense of $0.3 million. The Company has liabilities of approximately $0.2 million and $0.6 million for the payment of interest at December 31, 2011 and 2010, respectively.
Tax Statutes
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Periods
U.S. Internal Revenue Service	2008 – 2011
State of Alabama	2008 – 2011
State of Florida	2005 – 2011
State of Georgia	2008 – 2011
New Zealand Inland Revenue	2007 – 2011

9.	EARNINGS PER COMMON SHARE
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares, restricted shares and convertible debt.
On July 22, 2011, the Board of Directors authorized a three-for-two stock split in the form of a stock dividend. The additional shares were distributed on August 24, 2011 to shareholders of record on August 10, 2011. The impact of the stock split is reflected for all periods presented.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of basic and diluted EPS for the three years ended December 31:

	2011	2010	2009
Net income	$276,005	$217,586	$312,541
Shares used for determining basic earnings per common share	121,662,985	120,240,275	118,578,719
Dilutive effect of:
Stock options	702,693	593,768	549,147
Performance and restricted shares	982,951	1,034,319	902,585
Assumed conversion of Senior Exchangeable Notes (a)	1,895,762	—	—
Assumed conversion of warrants (a)	149,900	—	—
Shares used for determining diluted earnings per common share	125,394,291	121,868,362	120,030,451
Basic earnings per common share	$2.27	$1.81	$2.63
Diluted earnings per common share	$2.20	$1.79	$2.60

	2011	2010	2009
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	161,786	308,421	1,449,029
Assumed conversion of exchangeable note hedges (a)	1,895,762	—	—
Total	2,057,548	308,421	1,449,029
(a) Upon maturity of the Senior Exchangeable Notes (the "Notes"), Rayonier will not issue additional shares for the Notes due to the offsetting exchangeable note hedges (the "hedges"). However, Accounting Standards Codification 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed conversion of the hedges are excluded since they are anti-dilutive. Rayonier will distribute additional shares upon maturity of the warrants if the stock price exceeds the strike price. For additional information on the potential dilutive impact of the Senior Exchangeable Notes, warrants and exchangeable note hedges, see Note 11 — Debt.

10.	INVENTORY
As of December 31, 2011 and 2010, Rayonier’s inventory included the following:

	2011	2010
Finished goods (a)	$96,261	$84,013
Work in progress	5,544	6,041
Raw materials	18,295	17,517
Manufacturing and maintenance supplies	1,898	2,464
Total inventory	$121,998	$110,035

(a)	Includes $8.3 million and $2.9 million of HBU real estate held for sale at December 31, 2011 and 2010, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

11.	DEBT
Rayonier’s debt consisted of the following at December 31, 2011 and 2010:

	2011	2010
Senior Exchangeable Notes due 2012 at a fixed interest rate of 3.75% (a)	$294,622	$288,135
Senior Exchangeable Notes due 2015 at a fixed interest rate of 4.50% (a)	163,525	161,358
Installment note due 2011 at a fixed interest rate of 8.49% (retired in December 2011)	—	93,057
Installment note due 2014 at a fixed interest rate of 8.64%	112,500	112,500
Mortgage notes due 2017 at fixed interest rates of 4.35% (b)	88,582	—
Pollution control and solid waste bonds due 2012-2020 at variable interest rates of 1.60% to 1.65% at December 31, 2011	38,110	38,110
Term loan due 2015 at a variable interest rate of 3.02% at December 31, 2010 (retired in March 2011)	—	75,000
Revolving credit facility borrowings due 2016 at variable interest rates of 1.34% to 1.35% at December 31, 2011	150,000	—
Total debt	847,339	768,160
Less: Current maturities of long-term debt	(28,110)	(93,057)
Long-term debt	$819,229	$675,103
Principal payments due during the next five years and thereafter are as follows:

2012 (a)	$323,110
2013	—
2014	112,500
2015	172,500
2016	150,000
Thereafter	99,000
Total Debt	$857,110

(a)
Our Senior Exchangeable Notes maturing in 2012 were discounted by $5.4 million and $11.9 million as of December 31, 2011 and 2010, respectively, but upon maturity the liability will be $300.0 million. $295 million of these notes are included in long-term debt due to the ability and intent of the company to refinance them on a long-term basis. See the paragraph below regarding available borrowings under the revolving credit facility. Our Senior Exchangeable Notes maturing in 2015 were discounted by $9.0 million and $11.1 million as of December 31, 2011 and 2010, but upon maturity the liability will be $172.5 million.

(b)	The mortgage notes due in 2017 were recorded at fair value, which increased the book value by $4.6 million as of December 31, 2011. Upon maturity the liability will be $84.0 million.
Revolving Credit Facility
In April 2011, the Company entered into a five year $300 million unsecured revolving credit facility, replacing the previous $250 million facility which was scheduled to expire in August 2011. In August 2011, the Company increased the revolving credit facility to $450 million from $300 million. The new facility has a borrowing rate of LIBOR plus 105 basis points plus a facility fee of 20 basis points and expires in April 2016. At December 31, 2011, the Company had $295 million of available borrowings under this facility, net of $5 million to secure our outstanding letters of credit.
$105 Million Secured Mortgage Notes Assumed
In November 2011, in connection with the acquisition of approximately 250,000 acres of timberlands, the Company assumed notes totaling $105 million, secured by mortgages on certain parcels of the timberlands acquired. The notes bear fixed interest rates of 4.35 percent with original terms of seven years maturing in August 2017. Concurrent with the acquisition, the Company prepaid $21.0 million of principal on the mortgage notes, the maximum allowed at this time without penalty. The notes were recorded at fair value on the date of acquisition. At December 31, 2011, the carrying value of the debt outstanding was $88.6

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

million, but upon maturity the liability will be $84.0 million. See Note 6 - Timberland Acquisitions for additional information regarding the transaction.
$75 Million Five-Year Term Loan Agreement
In March 2010, TRS borrowed $75 million under a five-year term loan agreement with a group of banks at LIBOR plus 275 basis points. The term note was repaid in March 2011.
4.50% Convertible notes issued August 2009
In August 2009, TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes are guaranteed by Rayonier, and are non-callable. The $172.5 million in principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier. Note holders may convert their notes to common stock of Rayonier, subject to certain provisions including the market price of the stock and the trading price of the convertible notes. The current exchange rate is 29.97 shares per $1,000 principal based on an exchange price of $33.37.
In separate transactions, TRS and Rayonier purchased exchangeable note hedges and sold warrants, respectively, based on 5,169,653 underlying shares of Rayonier. These transactions had the effect of increasing the conversion premium from 22.5 percent to 46 percent or to $39.85 per share. The exchangeable note hedge and warrant transactions are intended to limit exposure of potential dilution to Rayonier shareholders from note holders who could exchange the notes for Rayonier common shares. On exercise of the hedges, TRS will receive shares of Rayonier common stock equal to the difference between the then market price and the strike price of $33.37. The holders of the warrants will receive net shares from Rayonier if the share price is above $39.85 at maturity of the warrants.
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
3.75% Convertible notes issued October 2007
In October 2007, TRS issued $300.0 million of 3.75% Senior Exchangeable Notes due 2012. The notes are guaranteed by Rayonier and are non-callable. The $300.0 million in principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier. Note holders may convert their notes subject to certain conversion provisions including the market price of the Company’s common stock and the trading price of the convertible notes. The current exchange rate is 27.47 shares per $1,000 principal based on an exchange price of $36.41.
In separate transactions, TRS and Rayonier, purchased an exchangeable note hedge and sold warrants, respectively, based on 8,239,920 underlying shares of Rayonier. These transactions had the effect of increasing the conversion premium from 22 percent to 40 percent or to $41.78 per share. On exercise of the hedge, TRS will receive shares of Rayonier common stock equal to the difference between the then market price and the strike price of $36.41. The holders of the warrants will receive net shares from Rayonier if the share price is above $41.78 at maturity of the warrants.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

 The amounts related to convertible debt in the Consolidated Balance Sheets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Liabilities:
Principal amount of debt
4.50% Senior Exchangeable Notes	$172,500	$172,500
3.75% Senior Exchangeable Notes	300,000	300,000
Unamortized discount
4.50% Senior Exchangeable Notes	(8,975)	(11,142)
3.75% Senior Exchangeable Notes	(5,378)	(11,865)
Net carrying amount of debt	$458,147	$449,493
Equity:
Common stock	$28,092	$28,092
The unamortized discounts for the 4.50% and 3.75% Senior Exchangeable Notes will be amortized through August 2015 and October 2012, respectively.
The amount of interest related to the convertible debt recognized in the Consolidated Statements of Income and Comprehensive Income for the three years ended December 31 is as follows:

	2011	2010	2009
Contractual interest coupon
4.50% Senior Exchangeable Notes	$7,763	$7,763	$2,911
3.75% Senior Exchangeable Notes	11,250	11,250	11,250
Amortization of debt discount
4.50% Senior Exchangeable Notes	2,167	2,045	750
3.75% Senior Exchangeable Notes	6,487	6,115	5,767
Total interest expense recognized	$27,667	$27,173	$20,678
The effective interest rate on the liability component of both issues for the years ended December 31, 2011, 2010 and 2009 was 6.21%.
Debt Covenants
In connection with the Company’s installment note and the $450 million revolving credit facility, covenants must be met, including ratios based on the facility’s definition of EBITDA ("Covenant EBITDA"). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. The Company’s dividend restriction covenant limits the sum of dividends in any period of four fiscal quarters to 90 percent of Covenant Funds from Operations ("Covenant FFO") plus the aggregate amount of dividends permitted under Covenant FFO in excess of the amount of dividends paid during the prior four fiscal quarters. Covenant FFO is defined as Consolidated Net Income excluding gains or losses from debt restructuring and investments in marketable securities plus depletion, depreciation and amortization and the non-cash cost basis of real estate sold. Under a covenant relating to the $112 million installment note, Rayonier Forest Resources ("RFR") may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s "available cash," which consists of its opening cash balance plus proceeds from permitted borrowings. At December 31, 2011, the Company is in compliance with all covenants.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2011, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	9.79 to 1	7.29
Total debt to Covenant EBITDA should not exceed	4.00 to 1	1.72 to 1	2.28
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	14.98 to 1	12.48
Dividends paid should not exceed 90 percent of Covenant FFO	90%	46%	44%
In addition to the financial covenants listed above, the installment note, mortgage notes and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier, among others. An asset sales covenant in the RFR installment note related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sale proceeds for individual sales greater than $10 million (the "excess proceeds") in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During March 2010, the excess proceeds exceeded the $50 million limit and as a result, repayment of $53 million was offered to the note holders. The note holders declined the offer and the excess proceeds were reset to zero. The amount of excess proceeds was $37.5 million and $27.2 million at December 31, 2011 and 2010, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

12.	SHAREHOLDERS’ EQUITY
An analysis of shareholders’ equity for each of the three years ended December 31, 2011 is shown below. The impact of the August 2011 three-for-two stock split is reflected for all periods presented. See Note 9 — Earnings per Common Share for additional information.

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	118,221,646	$527,302	$509,931	$(98,296)	$938,937
Net income	—	—	312,541	—	312,541
Dividends ($1.33 per share)	—	—	(158,486)	—	(158,486)
Issuance of shares under incentive stock plans	1,165,358	11,115	—	—	11,115
Equity portion of convertible debt (Note 11)	—	8,850	—	—	8,850
Warrants and hedge, net (Note 11)	—	(2,391)	—	—	(2,391)
Stock-based compensation	—	15,754	—	—	15,754
Excess tax benefit on stock-based compensation	—	2,720	—	—	2,720
Repurchase of common shares	(74,043)	(1,388)	—	—	(1,388)
Net gain from pension and postretirement plans	—	—	—	4,879	4,879
Foreign currency translation adjustment	—	—	—	15,980	15,980
Joint venture cash flow hedges	—	—	—	(2,305)	(2,305)
Balance, December 31, 2009	119,312,961	$561,962	$663,986	$(79,742)	$1,146,206
Net income	—	—	217,586	—	217,586
Dividends ($1.36 per share)	—	—	(164,514)	—	(164,514)
Issuance of shares under incentive stock plans	1,914,341	26,314	—	—	26,314
Stock-based compensation	—	15,223	—	—	15,223
Excess tax benefit on stock-based compensation	—	5,411	—	—	5,411
Repurchase of common shares	(204,162)	(6,028)	—	—	(6,028)
Net gain from pension and postretirement plans	—	—	—	6,385	6,385
Foreign currency translation adjustment	—	—	—	4,162	4,162
Joint venture cash flow hedges	—	—	—	837	837
Balance, December 31, 2010	121,023,140	$602,882	$717,058	$(68,358)	$1,251,582
Net income	—	—	276,005	—	276,005
Dividends ($1.52 per share)	—	—	(186,828)	—	(186,828)
Issuance of shares under incentive stock plans	1,220,731	13,451	—	—	13,451
Stock-based compensation	—	16,181	—	—	16,181
Excess tax benefit on stock-based compensation	—	5,681	—	—	5,681
Repurchase of common shares	(208,694)	(7,909)	—	—	(7,909)
Net loss from pension and postretirement plans	—	—	—	(46,263)	(46,263)
Foreign currency translation adjustment	—	—	—	3,546	3,546
Joint venture cash flow hedges	—	—	—	(2,373)	(2,373)
Balance, December 31, 2011	122,035,177	$630,286	$806,235	$(113,448)	$1,323,073
The table below summarizes the tax characteristics of the cash dividend paid to shareholders for the three years ended December 31, 2011:

	2011	2010	2009
Capital gain	$1.52	$1.36	$1.03
Non-taxable return of capital	—	—	0.30
Total cash dividend per common share	$1.52	$1.36	$1.33

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
AOCI was comprised of the following as of December 31, 2011 and 2010:

	2011	2010
Foreign currency translation adjustments (a)	$34,477	$30,931
New Zealand joint venture cash flow hedges (b)	(3,841)	(1,468)
Unrecognized components of employee benefit plans, net of tax (c)	(144,084)	(97,821)
Total	$(113,448)	$(68,358)

(a)	During the year ended December 31, 2011, the increase in net foreign currency translation adjustments was due to the strengthening of the New Zealand dollar against the U.S. dollar.

(b)
Rayonier records its proportionate share of the JV’s cash flow hedges, as increases or decreases to "Investment in Joint Venture" with corresponding adjustments to "Accumulated other comprehensive loss" in the Company’s Consolidated Balance Sheets.

(c)
The increase in the unrecognized components of employee benefit plans was mainly due to actuarial losses resulting from a decrease in the discount rate from 5.25 percent as of December 31, 2010 to 4.20 percent as of December 31, 2011. See Note 20 — Employee Benefit Plans for additional information.

14.	OTHER OPERATING INCOME, NET
The following table provides the composition of Other operating income, net for the three years ended December 31:

	2011	2010	2009
Lease income, primarily for hunting	$13,071	$12,144	$13,578
Other non-timber income	2,145	2,822	3,321
AFMC (Note 8)	—	—	205,229
Loss on sale or disposal of property plant & equipment (a)	(7,412)	(871)	(2,695)
Environmental and disposition reserve adjustments (b)	(5,989)	(3,201)	(682)
Miscellaneous income (expense), net	2,014	(375)	2,421
Total	$3,829	$10,519	$221,172
(a) 2011 included a $5.5 million write-off related to process equipment changes needed for the CSE project.
(b) 2011 included a $6.5 million increase in a disposition reserve for a closed mill site. For additional information, see Note 15 —Liabilities for Dispositions and Discontinued Operations.

15.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
The Company’s dispositions and discontinued operations include its Port Angeles, Washington former dissolving pulp mill site, which was closed in 1997; Southern Wood Piedmont Company ("SWP"), which ceased operations in 1989 except for investigation and remediation activities; and other miscellaneous assets held for disposition. SWP owns or has liability for ten inactive former wood treating sites that are subject to the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and/or other similar federal or state statutes relating to the investigation and remediation of environmentally-impacted sites.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

An analysis of activity in the liabilities for dispositions and discontinued operations for the three years ended December 31, 2011 follows:

	2011	2010	2009
Balance, January 1	$93,160	$98,591	$104,575
Expenditures charged to liabilities	(9,209)	(8,632)	(8,095)
Increase to liabilities	6,873	3,201	2,111
Balance, December 31	90,824	93,160	98,591
Less: Current portion	(9,931)	(11,500)	(10,648)
Non-current portion	$80,893	$81,660	$87,943
The Company discloses specific site liabilities where current estimates exceed 10 percent of the total liabilities for dispositions and discontinued operations at December 31, 2011. An analysis of the activity for the two years ended December 31, 2011 is as follows:

	Activity (in millions) as of December 31,
	2009		Increase (Reduction) to Liabilities	2010		Increase (Reduction) to Liabilities	2011
Sites	Liability	Expenditures		Liability	Expenditures		Liability
Augusta, Georgia	$15.1	$(1.3)	$1.1	$14.9	$(1.1)	$0.1	$13.9
Spartanburg, South Carolina	14.9	(0.8)	0.2	14.3	(1.0)	1.4	14.7
East Point, Georgia	14.7	(1.1)	(1.3)	12.3	(1.3)	—	11.0
Baldwin, Florida	8.4	(0.8)	2.4	10.0	(0.8)	0.5	9.7
Other SWP sites	35.4	(2.0)	(1.6)	31.8	(2.2)	(3.3)	26.3
Total SWP	88.5	(6.0)	0.8	83.3	(6.4)	(1.3)	75.6
Port Angeles, Washington	4.4	(2.0)	2.0	4.4	(2.2)	7.1	9.3
All other sites	5.7	(0.6)	0.4	5.5	(0.6)	1.0	5.9
TOTAL	$98.6	$(8.6)	$3.2	$93.2	$(9.2)	$6.8	$90.8

A brief description of each of these sites is as follows:
Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. The majority of visually contaminated surface soils have been removed, and remediation activities currently consist of a groundwater recovery system. The site operates under a 10-year hazardous waste permit issued pursuant to RCRA, which expires in 2014. Current cost estimates could change if recovery or discharge volumes increase or decrease significantly, or if changes to current remediation activities are required in the future. Total spending-to-date as of December 31, 2011 was $66.5 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2031.
Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone-sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. The cost estimate includes potential remediation of identified off-site areas which appear to have been impacted from a portion of the former operating plant. SWP is currently negotiating a consent decree with the South Carolina Department of Health and Environmental Control which will govern future investigatory and assessment activities at the site. Additional remedial actions may be required in the future. Therefore, current cost estimates could change. Total spending-to-date as of December 31, 2011 was $37.9 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2031.
East Point, Georgia — SWP operated a wood treatment plant at this site from 1908 to 1984. This site operates under a 10-year RCRA hazardous waste permit, which is currently in the renewal process. In 2009, SWP entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources which requires that SWP perform certain additional investigatory, analytical and potentially, remedial activity. Therefore, while active remedial measures are currently ongoing, additional remedial measures may be necessary in the future. Total spending-to-date as of December 31, 2011 was $20.0 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2031.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Baldwin, Florida — SWP operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10-year hazardous waste permit issued pursuant to RCRA, which expires in 2016. Visually contaminated surface soils have been removed, and current remediation activities primarily consist of a groundwater recovery system. Investigation and assessment of other potential areas of concern are ongoing in accordance with the facility's RCRA permit and additional remedial activities may be necessary in the future. Therefore, current cost estimates could change. Total spending-to-date as of December 31, 2011 was $19.7 million. The Company's recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2026.
Port Angeles, Washington — The Company operated a dissolving pulp mill at this site from 1930 until 1997. The site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington Model Toxics Control Act ("MTCA") since about 2000, and several voluntary interim soil clean-up actions have also been performed during this time. In 2010, the Company entered into an agreed order with the Washington Department of Ecology ('Ecology"), under which the MTCA investigatory, assessment and feasibility and alternatives study process will be completed on a set timetable, subject to approval of all reports and studies by Ecology. Upon completion of all work required under the agreed order and negotiation of an approved remedy, additional remedial measures for the site and adjacent marine areas may be necessary in the future. In 2011, an increase in the reserve of $7.1 million was recorded, with $6.5 million of the increase recorded as an expense in "other operating income, net" in the Consolidated Statements of Income and Comprehensive Income. Total spending-to-date as of December 31, 2011 was $39.5 million. The Company's recorded liabilities cover its obligations for estimated assessment, remediation and monitoring obligations that are deemed probable and estimable at this time.
The Company estimates that expenditures for environmental investigation, remediation, monitoring and other costs for all dispositions and discontinued operations will be approximately $10 million in 2012 and $8 million in 2013. Such costs will be charged against its liabilities for dispositions and discontinued operations, which include environmental investigation, remediation and monitoring costs. The Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but include on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.
In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of December 31, 2011, this amount could range up to $29 million, allocable over several of the applicable sites, and arises from uncertainty over the availability, feasibility or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

16.	CONTINGENCIES
Rayonier is engaged in various legal actions, including certain environmental matters that are discussed more fully in Note 15 — Liabilities for Dispositions and Discontinued Operations.
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
The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of December 31, 2011, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$43,142	$38,110
Guarantees (b)	2,555	43
Surety bonds (c)	6,159	1,362
Total financial commitments	$51,856	$39,515

(a)
Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2012 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.6 million of obligations of a special-purpose entity that was established to complete the monetization. At December 31, 2011, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates between 2012 and 2014 and are expected to be renewed as required.

18.	COMMITMENTS
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $3.3 million, $3.7 million and $3.4 million in 2011, 2010 and 2009, respectively. The Company also has long-term leases on certain timberlands in the Southern U.S. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally non-cancellable and require minimum annual rental payments. Total expenditures for long-term leases and deeds on timberlands amounted to $7.3 million, $7.2 million and $7.6 million in 2011, 2010 and 2009, respectively.
At December 31, 2011, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases (a)	Total
2012	$3,416	$7,519	$10,935
2013	2,943	7,498	10,441
2014	2,480	7,031	9,511
2015	1,446	6,812	8,258
2016	1,169	6,715	7,884
Thereafter through 2036	2,703	54,319	57,022
	$14,157	$89,894	$104,051

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index or Producer Price Index.

19.	INCENTIVE STOCK PLANS
At December 31, 2011, the Company had two stock-based employee compensation plans. The 1994 Rayonier Incentive Stock Plan ("the 1994 Plan") provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The Company no longer issues shares under the 1994 Plan. The Rayonier Incentive Stock Plan ("the Stock Plan") provides for up to 10.0 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2011, a total of 2.2 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

for each performance share, restricted share or restricted stock unit granted. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.
Total stock-based compensation cost recorded in "Selling and general expenses" was $16.2 million, $14.9 million and $15.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, stock-based compensation expense of $0, $0.3 million and $0.4 million, respectively, was recorded in "Cost of sales."
Tax benefits recognized related to stock-based compensation expense for the three years ended December 31, 2011 were $4.3 million, $4.2 million and $3.6 million, respectively.
Fair Value Calculations by Award
Restricted Stock
Restricted stock granted under the Stock Plan generally vests upon completion of a one to three year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. As of December 31, 2011, there was $0.7 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 0.6 years.
A summary of the Company’s restricted shares is presented below:

	2011	2010	2009
Restricted shares granted	20,535	42,180	22,907
Weighted average price of restricted shares granted	$43.55	$29.91	$24.50
(Amounts in millions)
Intrinsic value of restricted stock outstanding (a)	$3.4	$4.9	$5.9
Fair value of restricted stock vested	$2.6	$3.2	$0.6
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	$0.8	$0.8	$—
(a)    Intrinsic value of restricted stock outstanding is based on the market price of the Company's stock at December 31, 2011.

	2011
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	140,675	$30.09
Granted	20,535	43.55
Vested	(85,025)	30.25
Non-vested Restricted Shares at December 31,	76,185	33.55
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
The Stock Plan allows for the cash settlement of the minimum required withholding tax on performance share unit awards. As of December 31, 2011, there was $11.4 million of unrecognized compensation cost related to the Company’s performance share unit awards. This cost is expected to be recognized over a weighted average period of 1.3 years.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the Company's performance share units is presented below:

	2011	2010	2009
Common shares of Company stock reserved for performance shares	470,820	606,180	916,362
Weighted average fair value of performance share units granted	$51.57	$39.25	$21.76
(Amounts in millions)
Intrinsic value of outstanding performance share units (a)	$46.0	$40.3	$34.3
Fair value of performance shares vested	$9.9	$19.7	$16.0
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	$7.1	$5.3	$1.4
(a)    Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2011.

	2011
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	1,150,532	$29.74
Granted	235,410	51.57
Units Distributed	(358,737)	32.64
Cancelled/Adjustments	2,870	32.64
Outstanding Performance Share units at December 31,	1,030,075	33.73

Expected volatility and dividend yield were estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The following chart provides a tabular overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2011:

	2011		2010		2009
Expected volatility	51.3%		51.7%		43.6%
Dividend yield	n/a	(a)	n/a	(a)	6.4%
Risk-free rate	1.0%	(b)	1.4%	(b)	1.1%
(a) The 2011 and 2010 awards receive dividend equivalents, so the dividend yield was not used to calculate the fair value.
(b) Based on the 3-year U.S. treasury rate on the date of the award.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31, 2011:

	2011	2010	2009
Expected volatility	38.2%	37.8%	34.1%
Dividend yield	3.9%	4.7%	6.6%
Risk-free rate	2.6%	3.2%	1.9%
Expected life (in years)	6.5	6.7	6.6
Fair value per share of options granted	$9.99	$7.07	$3.15
Fair value of options granted (in millions)	3.0	2.8	2.3
A summary of the status of the Company’s stock options as of and for the year ended December 31, 2011 is presented below:

	2011
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1,	2,633,158	$24.90
Granted	296,490	37.05
Exercised	(572,283)	23.61
Cancelled	(10,914)	27.47
Options outstanding at December 31,	2,346,451	$26.77	6.3	$41.9
Options vested and expected to vest	2,344,871	$26.77	6.3	$41.9
Options exercisable at December 31,	1,711,739	$25.80	5.7	$32.2
A summary of additional information pertaining to the Company’s stock options is presented below:

	2011	2010	2009
(Amounts in millions)
Intrinsic value of options exercised (a)	$10.4	$15.6	$12.0
Fair value of options vested	$2.5	$2.4	$2.5
(a)    Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2011, there was $2.0 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 1.0 year.

20.	EMPLOYEE BENEFIT PLANS
The Company has four qualified non-contributory defined benefit pension plans covering a significant majority of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. The Company closed enrollment in its pension plans to salaried employees hired after December 31, 2005, to Fernandina hourly employees hired after April 30, 2006, to Jesup hourly employees hired after March 4, 2009 and to Wood Products hourly employees hired after February 28, 2011. Currently, all plans are closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
In September 2008, the Company changed its postretirement medical plan for active and retired salaried employees to shift retiree medical costs to the plan participants over a three year phase-out period. Accordingly, at the beginning of 2012, the Company’s intent is to no longer incur retiree medical costs for retired salary plan participants. The change was accounted for as a negative plan amendment and curtailment which resulted in a reduction to the retiree medical liability. The net impact of the reduction was an unrecognized gain in accumulated other comprehensive income of $7.7 million which was amortized over 1.9 years, the average remaining service period of the remaining active participants. As a result of the plan change, a gain of $2.4 million and $4.0 million

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

was included in the Company’s net periodic benefit cost in 2010 and 2009, respectively.
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2011	2010	2011	2010
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$346,464	$324,554	$21,158	$21,361
Service cost	6,782	6,196	673	587
Interest cost	18,087	17,740	972	1,029
Actuarial loss	58,208	11,766	3,934	965
Plan amendments	—	1,704	(631)	—
Employee contributions	—	—	1,609	1,042
Benefits paid	(16,394)	(15,496)	(2,882)	(3,826)
Projected benefit obligation at end of year	$413,147	$346,464	$24,833	$21,158

Change in Plan Assets
Fair value of plan assets at beginning of year	$302,464	$231,686	$—	$—
Actual return on plan assets	8,977	35,636	—	—
Employer contributions	1,552	51,510	1,273	2,784
Employee contributions	—	—	1,609	1,042
Benefits paid	(16,394)	(15,496)	(2,882)	(3,826)
Other expense	(944)	(872)	—	—
Fair value of plan assets at end of year	$295,655	$302,464	$—	$—

Funded Status at End of Year:
Net accrued benefit cost	$(117,492)	$(44,000)	$(24,833)	$(21,158)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Noncurrent assets	$—	$3,032	$—	$—
Current liabilities	(1,626)	(1,475)	(1,262)	(1,566)
Noncurrent liabilities	(115,866)	(45,557)	(23,571)	(19,592)
Net amount recognized	$(117,492)	$(44,000)	$(24,833)	$(21,158)
Net gains or losses and prior service costs or credits recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2011	2010	2009	2011	2010	2009
Net (losses) gains	$(75,995)	$1,348	$7,778	$(3,934)	$(965)	$(533)
Prior service cost	—	(1,704)	(5,352)	631	—	—

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2011	2010	2009	2011	2010	2009
Amortization of losses	$10,372	$6,456	$6,196	$570	$3,357	$5,841
Amortization of prior service cost (benefit)	1,359	1,657	1,830	69	(5,334)	(9,480)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net losses and prior service costs or credits that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2011	2010	2011	2010
Prior service (cost) credit	$(8,370)	$(9,729)	$167	$(532)
Net losses	(191,761)	(126,138)	(10,500)	(7,137)
Deferred income tax benefit	62,797	43,056	3,583	2,659
AOCI	$(137,334)	$(92,811)	$(6,750)	$(5,010)
The accumulated benefit obligation for all of the Company’s defined benefit plans was $392.2 million and $329.3 million at December 31, 2011 and 2010, respectively.
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2011	2010
Projected benefit obligation	$437,980	$323,918
Accumulated benefit obligation	392,182	285,590
Fair value of plan assets	295,655	255,728
The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$6,782	$6,196	$6,489	$673	$587	$482
Interest cost	18,087	17,740	18,082	972	1,029	1,144
Expected return on plan assets	(25,819)	(21,651)	(21,427)	—	—	—
Amortization of prior service cost (benefit)	1,359	1,657	1,830	69	(5,334)	(9,480)
Amortization of losses	10,372	6,456	6,196	570	3,357	5,841
Net periodic benefit cost (benefit)	$10,781	$10,398	$11,170	$2,284	$(361)	$(2,013)
The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2012 are as follows:

	Pension	Postretirement
Amortization of loss	$16,185	$526
Amortization of prior service cost	1,308	25
Total amortization of AOCI loss	$17,493	$551

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2011	2010	2009	2011	2010	2009
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.20%	5.25%	5.80%	4.10%	5.10%	5.50%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.25%	5.80%	6.15%	5.10%	5.50%	6.15%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
At December 31, 2011, the pension plans’ discount rate was 4.20 percent, which closely approximates interest rates on high quality, long-term obligations. Effective December 31, 2011, the expected return on plan assets remained at 8.5 percent, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company’s external consultants utilize this information in developing assumptions for returns, risks and correlation of asset classes which are then used to establish the asset allocation ranges.
The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$171	$(143)
Accumulated postretirement benefit obligation	1,781	(1,533)
Investment of Plan Assets
The Company’s pension plans’ asset allocation at December 31, 2011 and 2010, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2011	2010
Domestic equity securities	44%	44%	40-45%
International equity securities	20%	23%	20-30%
Domestic fixed income securities	28%	25%	25-30%
International fixed income securities	5%	5%	4-6%
Real estate fund	3%	3%	2-4%
Total	100%	100%

The Company's Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2011 or 2010.
Fair Value Measurements
The following table sets forth by level, within the fair value hierarchy (see Note 2 — Summary of Significant Accounting Policies for definition), the assets of the plans as of December 31, 2011 and 2010:

Asset Category	Fair Value at December 31, 2011 Level 1	Fair Value at December 31, 2010 Level 1
Domestic equity securities	$128,834	$130,274
International equity securities	57,728	68,878
Domestic fixed income securities	80,243	75,090
International fixed income securities	14,381	14,410
Real estate fund	9,846	8,986
Short-term investments	4,623	4,826
Total	$295,655	$302,464
The valuation methodology used for assets measured at fair value for these funds is the net asset value in an observable market. There have been no changes in the methodology used during the years ended December 31, 2011 and 2010.
Cash Flows
Expected benefit payments in future years are as follows:

	Pension Benefits	Postretirement Benefits
2012	$17,607	$1,262
2013	18,657	1,388
2014	19,745	1,483
2015	20,721	1,559
2016	21,773	1,651
2017 - 2021	123,358	8,281
The Company has no mandatory pension contribution requirements in 2012, but may make discretionary contributions.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $2.6 million, $2.4 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $85.4 million and $66.4 million at December 31, 2011 and 2010, respectively.
As discussed above, all pension plans are currently closed to new employees. Employees not eligible for the pension plans are immediately eligible to participate in the Company’s 401(k) plan and receive an enhanced contribution. Company contributions related to this plan enhancement for the years ended December 31, 2011, 2010 and 2009 were $0.9 million, $0.6 million and $0.4 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

21.	QUARTERLY RESULTS FOR 2011 and 2010 (UNAUDITED)
(Thousands of dollars, except per share amounts)

	Quarter Ended							Total Year
	March 31		June 30	Sept. 30		Dec. 31
2011
Sales	$357,731		$357,397	$385,091		$388,423		$1,488,642
Operating Income	87,578		79,073	108,310		81,325	(a)	356,286
Net Income	58,412		56,454	104,909	(b)	56,230	(a)	276,005
Basic EPS (e)	0.48		0.46	0.86		0.46		2.27
Diluted EPS (e)	0.47		0.45	0.84		0.45		2.20
2010
Sales	$310,200		$312,210	$377,515		$315,308		$1,315,233
Operating Income	76,860	(c)	56,344	92,082		56,665		281,951
Net Income	56,953	(c)	38,558	62,904		59,171	(d)	217,586
Basic EPS (e)	0.48		0.32	0.52		0.49		1.81
Diluted EPS (e)	0.47		0.32	0.51		0.48		1.79

(a)	Fourth quarter 2011 included a pre-tax $6.5 million ($4.1 million after tax) increase in a disposition reserve.

(b)	Third quarter 2011 included a benefit of $16.0 million from the reversal of a reserve related to the taxability of the AFMC.

(c)
First quarter 2010 included a pre-tax $12.4 million ($11.5 million after tax) gain from the sale of a portion of the Company's interest in its New Zealand JV. See Note 5 — Joint Venture Investment for further information.

(d)	Fourth quarter 2010 included a tax benefit of $24.3 million related to the CBPC. See Note 8 — Income Taxes.

(e)	The impact of the August 2011 three-for-two stock split is reflected for all periods presented. See Note 9 — Earnings per Common Share for further information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS
The condensed consolidating financial information below follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation, and the allocation of certain expenses of Rayonier Inc. incurred for the benefit of its subsidiaries.
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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Year Ended December 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,374,090	$263,808	$(149,256)	$1,488,642
Costs and Expenses
Cost of sales	—	—	—	1,036,494	129,335	(92,097)	1,073,732
Selling and general expenses	—	10,710	—	53,102	2,729	—	66,541
Other operating expense (income), net	—	117	—	10,181	(14,127)	—	(3,829)
	—	10,827	—	1,099,777	117,937	(92,097)	1,136,444
Equity in income of New Zealand joint venture	—	—	—	726	3,362	—	4,088
OPERATING (LOSS) INCOME	—	(10,827)	—	275,039	149,233	(57,159)	356,286
Interest expense	621	(1,133)	(49,555)	766	(1,474)	—	(50,775)
Interest and miscellaneous income (expense), net	—	5,280	(4,508)	(55,495)	55,574	—	851
Equity in income from subsidiaries	275,384	281,892	170,048	—	—	(727,324)	—
INCOME BEFORE INCOME TAXES	276,005	275,212	115,985	220,310	203,333	(784,483)	306,362
Income tax benefit (expense)	—	172	19,733	(50,262)	—	—	(30,357)
NET INCOME	$276,005	$275,384	$135,718	$170,048	$203,333	$(784,483)	$276,005

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Year Ended December 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,234,254	$225,524	$(144,545)	$1,315,233
Costs and Expenses
Cost of sales	—	—	—	992,543	119,682	(122,126)	990,099
Selling and general expenses	—	10,122	—	53,874	3,106	—	67,102
Other operating expense (income), net	—	385	—	3,184	(14,043)	(45)	(10,519)
	—	10,507	—	1,049,601	108,745	(122,171)	1,046,682
Equity in income of New Zealand joint venture	—	—	—	810	223	—	1,033
OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF A PORTION OF INTEREST IN NEW ZEALAND JOINT VENTURE	—	(10,507)	—	185,463	117,002	(22,374)	269,584
Gain on sale of a portion of interest in New Zealand joint venture	—	—	—	7,697	4,670	—	12,367
OPERATING (LOSS) INCOME	—	(10,507)	—	193,160	121,672	(22,374)	281,951
Interest expense	—	239	(50,313)	(256)	(133)	—	(50,463)
Interest and miscellaneous income (expense), net	—	12,952	(4,309)	(26,955)	19,627	—	1,315
Equity in income from subsidiaries	217,586	221,578	137,471	—	—	(576,635)	—
INCOME BEFORE INCOME TAXES	217,586	224,262	82,849	165,949	141,166	(599,009)	232,803
Income tax (expense) benefit	—	(6,676)	19,937	(28,478)	—	—	(15,217)
NET INCOME	$217,586	$217,586	$102,786	$137,471	$141,166	$(599,009)	$217,586

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$8,977	$59,976	$7,398	$2,252	$—	$78,603
Accounts receivable, less allowance for doubtful accounts	—	3	—	94,399	606	—	95,008
Inventory	—	—	—	133,300	—	(11,302)	121,998
Intercompany interest receivable	—	—	—	—	3,848	(3,848)	—
Income tax receivable	—	4	—	1,941	—	—	1,945
Prepaid and other current assets	—	2,324	808	34,996	8,820	—	46,948
Total current assets	—	11,308	60,784	272,034	15,526	(15,150)	344,502
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	39,824	1,462,027	1,860	1,503,711
NET PROPERTY, PLANT AND EQUIPMENT	—	2,551	—	456,754	2,247	—	461,552
INVESTMENT IN JOINT VENTURE	—	—	—	(11,006)	80,225	—	69,219
INVESTMENT IN SUBSIDIARIES	1,238,661	1,490,444	1,156,896	—	—	(3,886,001)	—
INTERCOMPANY NOTES RECEIVABLE	204,420	—	19,073	—	—	(223,493)	—
OTHER ASSETS	—	26,850	6,491	702,087	6,856	(551,920)	190,364
TOTAL ASSETS	$1,443,081	$1,531,153	$1,243,244	$1,459,693	$1,566,881	$(4,674,704)	$2,569,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,801	$10	$69,648	$1,414	$—	$72,873
Current maturities of long-term debt	—	—	28,110	—	—	—	28,110
Accrued payroll and benefits	—	13,810	—	10,563	2,473	—	26,846
Accrued interest	8	246	5,442	739	609	—	7,044
Accrued customer incentives	—	—	—	10,369	—	—	10,369
Other current liabilities	—	1,859	—	13,133	8,086	—	23,078
Current liabilities for dispositions and discontinued operations	—	—	—	9,931	—	—	9,931
Total current liabilities	8	17,716	33,562	114,383	12,582	—	178,251
LONG-TERM DEBT	120,000	30,000	580,647	—	88,582	—	819,229
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	80,893	—	—	80,893
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	112,904	—	27,719	—	—	140,623
OTHER NON-CURRENT LIABILITIES	—	20,210	—	6,396	673	—	27,279
INTERCOMPANY PAYABLE	—	111,662	—	73,406	203,208	(388,276)	—
TOTAL LIABILITIES	120,008	292,492	614,209	302,797	305,045	(388,276)	1,246,275
TOTAL SHAREHOLDERS’ EQUITY	1,323,073	1,238,661	629,035	1,156,896	1,261,836	(4,286,428)	1,323,073
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,443,081	$1,531,153	$1,243,244	$1,459,693	$1,566,881	$(4,674,704)	$2,569,348

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non-guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$29,759	$283,258	$1,280	$35,166	$—	$349,463
Accounts receivable, less allowance for doubtful accounts	—	1	—	81,288	1,351	—	82,640
Inventory	—	—	—	123,432	—	(13,397)	110,035
Intercompany interest receivable	—	—	—	—	4,320	(4,320)	—
Income tax receivable	—	1,750	—	19,984	—	—	21,734
Prepaid and other current assets	—	1,273	842	38,697	4,502	—	45,314
Total current assets	—	32,783	284,100	264,681	45,339	(17,717)	609,186
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	37,398	1,098,870	1,663	1,137,931
NET PROPERTY, PLANT AND EQUIPMENT	—	2,819	—	380,577	1,711	197	385,304
INVESTMENT IN JOINT VENTURE	—	—	—	(12,282)	80,765	—	68,483
INVESTMENT IN SUBSIDIARIES	1,251,582	1,392,465	987,381	—	—	(3,631,428)	—
OTHER ASSETS	—	26,642	9,351	664,664	13,153	(551,061)	162,749
TOTAL ASSETS	$1,251,582	$1,454,709	$1,280,832	$1,335,038	$1,239,838	$(4,198,346)	$2,363,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$823	$20	$55,052	$2,090	$—	$57,985
Current maturities of long-term debt	—	—	93,057	—	—	—	93,057
Accrued payroll and benefits	—	13,507	—	9,590	2,369	—	25,466
Accrued interest	—	12	5,591	603	—	—	6,206
Accrued customer incentives	—	—	—	9,759	—	—	9,759
Other current liabilities	—	2,608	—	28,354	10,013	—	40,975
Current liabilities for dispositions and discontinued operations	—	—	—	11,500	—	—	11,500
Total current liabilities	—	16,950	98,668	114,858	14,472	—	244,948
LONG-TERM DEBT	—	—	675,103	—	—	—	675,103
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	81,660	—	—	81,660
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	63,759	—	2,576	—	—	66,335
OTHER NON-CURRENT LIABILITIES	—	19,811	—	23,552	662	—	44,025
INTERCOMPANY PAYABLE	—	102,607	—	125,011	(3,751)	(223,867)	—
TOTAL LIABILITIES	—	203,127	773,771	347,657	11,383	(223,867)	1,112,071
TOTAL SHAREHOLDERS’ EQUITY	1,251,582	1,251,582	507,061	987,381	1,228,455	(3,974,479)	1,251,582
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,251,582	$1,454,709	$1,280,832	$1,335,038	$1,239,838	$(4,198,346)	$2,363,653

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$283,409	$332,577	$15,000	$138,595	$276,793	$(614,104)	$432,270
INVESTING ACTIVITIES
Capital expenditures	—	(270)	—	(104,321)	(39,931)	—	(144,522)
Purchase of timberlands	—	—	—	(24,366)	(296,533)	—	(320,899)
Jesup mill cellulose specialties expansion	—	—	—	(42,894)	—	—	(42,894)
Intercompany purchase of real estate	—	—	—	(12,394)	—	12,394	—
Change in restricted cash	—	—	—	—	8,323	—	8,323
Investment in Subsidiaries	(19,259)	(99,988)	(35,828)	—	—	155,075	—
Other	—	69	—	10,607	702	—	11,378
CASH USED FOR INVESTING ACTIVITIES	(19,259)	(100,189)	(35,828)	(173,368)	(327,439)	167,469	(488,614)
FINANCING ACTIVITIES
Issuance of debt	120,000	105,000	—	—	235,000	—	460,000
Repayment of debt	—	(75,000)	(168,057)	—	(256,000)	—	(499,057)
Dividends paid	(185,272)	—	—	—	—	—	(185,272)
Proceeds from the issuance of common shares	13,451	—	—	—	—	—	13,451
Excess tax benefits on stock-based compensation	—	—	—	5,681	—	—	5,681
Debt issuance costs	—	(675)	(676)	—	(676)	—	(2,027)
Repurchase of common shares	(7,909)	—	—	—	—	—	(7,909)
Issuance of intercompany notes	(204,420)	—	(18,961)	18,961	204,420	—	—
Intercompany distributions	—	(282,495)	(14,760)	15,632	(165,012)	446,635	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(264,150)	(253,170)	(202,454)	40,274	17,732	446,635	(215,133)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	617	—	—	617
CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	—	(20,782)	(223,282)	6,118	(32,914)	—	(270,860)
Balance, beginning of year	—	29,759	283,258	1,280	35,166	—	349,463
Balance, end of year	$—	$8,977	$59,976	$7,398	$2,252	$—	$78,603

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$143,387	$177,502	$30,000	$307,384	$181,333	$(344,216)	$495,390
INVESTING ACTIVITIES
Capital expenditures	—	(2,251)	—	(103,421)	(32,777)	—	(138,449)
Purchase of timberlands	—	—	—	—	(5,360)	—	(5,360)
Intercompany purchase of timberlands	—	—	—	—	(46,700)	46,700	—
Intercompany purchase of real estate	—	—	—	(41,253)	—	41,253	—
Change in restricted cash	—	—	—	—	(8,231)	—	(8,231)
Investment in Subsidiaries	—	—	145,975	—	—	(145,975)	—
Other	—	—	—	11,589	(2,205)	—	9,384
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(2,251)	145,975	(133,085)	(95,273)	(58,022)	(142,656)
FINANCING ACTIVITIES
Issuance of debt	—	—	75,000	—	82,000	—	157,000
Repayment of debt	—	(5,000)	(4,650)	—	(87,000)	—	(96,650)
Dividends paid	(163,673)	—	—	—	—	—	(163,673)
Proceeds from the issuance of common shares	26,314	—	—	—	—	—	26,314
Excess tax benefits on stock-based compensation	—	—	—	5,411	—	—	5,411
Debt issuance costs	—	—	(561)	—	—	—	(561)
Repurchase of common shares	(6,028)	—	—	—	—	—	(6,028)
Intercompany distributions	—	(143,387)	(30,000)	(180,610)	(48,241)	402,238	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(143,387)	(148,387)	39,789	(175,199)	(53,241)	402,238	(78,187)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(48)	—	—	(48)
CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	—	26,864	215,764	(948)	32,819	—	274,499
Balance, beginning of year	—	2,895	67,494	2,228	2,347	—	74,964
Balance, end of year	$—	$29,759	$283,258	$1,280	$35,166	$—	$349,463

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2009
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$135,985	$144,143	$38,000	$133,320	$185,400	$(329,549)	$307,299
INVESTING ACTIVITIES
Capital expenditures	—	(4)	—	(62,018)	(32,239)	2,594	(91,667)
Change in restricted cash	—	—	—	—	1,399	—	1,399
Investment in Subsidiaries	—	—	37,362	—	—	(37,362)	—
Other	—	—	—	(3,980)	1,504	—	(2,476)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(4)	37,362	(65,998)	(29,336)	(34,768)	(92,744)
FINANCING ACTIVITIES
Issuance of debt	—	5,000	177,500	—	85,000	—	267,500
Repayment of debt	—	(20,000)	(155,064)	—	(132,579)	—	(307,643)
Dividends paid	(158,218)	—	—	—	—	—	(158,218)
Proceeds from the issuance of common shares	11,115	—	—	—	—	—	11,115
Excess tax benefits on stock-based compensation	—	—	—	2,720	—	—	2,720
Purchase of exchangeable note hedge	—	—	(23,460)	—	—	—	(23,460)
Proceeds from issuance of warrant	12,506	—	—	—	—	—	12,506
Debt issuance costs	—	—	(4,678)	—	—	—	(4,678)
Repurchase of common shares	(1,388)	—	—	—	—	—	(1,388)
Intercompany distributions	—	(135,985)	(38,000)	(79,332)	(111,000)	364,317	—
CASH USED FOR FINANCING ACTIVITIES	(135,985)	(150,985)	(43,702)	(76,612)	(158,579)	364,317	(201,546)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	270	—	—	270
CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	—	(6,846)	31,660	(9,020)	(2,515)	—	13,279
Balance, beginning of year	—	9,741	35,834	11,248	4,862	—	61,685
Balance, end of year	$—	$2,895	$67,494	$2,228	$2,347	$—	$74,964

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Rayonier Inc. may issue additional securities in the future and such securities may be guaranteed by certain subsidiaries of Rayonier as presented in the condensed consolidating financial statements below. The subsidiary guarantors column includes ROC, Rayonier Louisiana Timberlands LLC, Rayonier TRS Holdings Inc. and substantially all domestic subsidiaries of TRS Holdings Inc. The subsidiary non-guarantors consist of RFR, Rayonier Gulf Timberlands, LLC and foreign subsidiaries and other minor domestic subsidiaries of Rayonier Inc. In connection with these securities, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Year Ended December 31, 2011
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$1,254,352	$383,546	$(149,256)	$1,488,642
Costs and Expenses
Cost of sales	—	928,477	237,350	(92,095)	1,073,732
Selling and general expenses	—	51,564	14,977	—	66,541
Other operating expense (income), net	—	13,493	(17,322)	—	(3,829)
	—	993,534	235,005	(92,095)	1,136,444
Equity in income of New Zealand joint venture	—	—	4,088	—	4,088
OPERATING INCOME	—	260,818	152,629	(57,161)	356,286
Interest expense	621	(49,922)	(1,474)	—	(50,775)
Interest and miscellaneous (expense) income, net	—	(54,762)	55,613	—	851
Equity in income from subsidiaries	275,384	148,848	—	(424,232)	—
INCOME BEFORE INCOME TAXES	276,005	304,982	206,768	(481,393)	306,362
Income tax expense	—	(29,598)	(759)	—	(30,357)
NET INCOME	$276,005	$275,384	$206,009	$(481,393)	$276,005

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Year Ended December 31, 2010
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors		All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$1,139,271	—	$320,507	$(144,545)	$1,315,233
Costs and Expenses
Cost of sales	—	907,500		204,725	(122,126)	990,099
Selling and general expenses	—	53,477		13,625	—	67,102
Other operating expense (income), net	—	5,362		(15,836)	(45)	(10,519)
	—	966,339		202,514	(122,171)	1,046,682
Equity in income of New Zealand joint venture	—	—		1,033	—	1,033
OPERATING INCOME BEFORE GAIN ON SALE OF A PORTION OF INTEREST IN NEW ZEALAND JOINT VENTURE	—	172,932		119,026	(22,374)	269,584
Gain on sale of a portion of interest in New Zealand joint venture	—	—		12,367	—	12,367
OPERATING INCOME	—	172,932		131,393	(22,374)	281,951
Interest expense	—	(50,330)		(133)	—	(50,463)
Interest and miscellaneous (expense) income, net	—	(18,322)		19,637	—	1,315
Equity in income from subsidiaries	217,586	126,904		—	(344,490)	—
INCOME BEFORE INCOME TAXES	217,586	231,184		150,897	(366,864)	232,803
Income tax expense	—	(13,598)		(1,619)	—	(15,217)
NET INCOME	$217,586	$217,586		$149,278	$(366,864)	$217,586

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Year Ended December 31, 2009
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$975,906	$233,576	$(40,915)	$1,168,567
Costs and Expenses
Cost of sales	—	798,668	161,664	(45,560)	914,772
Selling and general expenses	—	49,971	12,662	—	62,633
Other operating income, net	—	(204,029)	(15,543)	(1,600)	(221,172)
	—	644,610	158,783	(47,160)	756,233
Equity in income of New Zealand joint venture	—	—	(2,826)	—	(2,826)
OPERATING INCOME	—	331,296	71,967	6,245	409,508
Interest expense	—	(47,810)	(4,631)	—	(52,441)
Interest and miscellaneous (expense) income, net	—	(3,291)	5,166	(65)	1,810
Equity in income from subsidiaries	312,541	78,528	—	(391,069)	—
INCOME BEFORE INCOME TAXES	312,541	358,723	72,502	(384,889)	358,877
Income tax expense	—	(46,182)	(154)	—	(46,336)
NET INCOME	$312,541	$312,541	$72,348	$(384,889)	$312,541

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2011
	Rayonier Inc.(Parent Issuer)		Subsidiary Guarantors		All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—		$58,132		$20,471	$—	$78,603
Accounts receivable, less allowance for doubtful accounts	—		90,658		4,350	—	95,008
Inventory	—		132,323		977	(11,302)	121,998
Intercompany interest receivable	—		—		3,848	(3,848)	—
Income tax receivable	—		1,945		—	—	1,945
Prepaid and other current assets	—		37,421		9,527	—	46,948
Total current assets	—		320,479		39,173	(15,150)	344,502
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—		117,243		1,384,608	1,860	1,503,711
NET PROPERTY, PLANT AND EQUIPMENT	—		458,497		3,055	—	461,552
INVESTMENT IN JOINT VENTURE	—		—		69,219	—	69,219
INVESTMENT IN SUBSIDIARIES	1,238,661		801,838		—	(2,040,499)	—
INTERCOMPANY NOTES RECEIVABLE	204,420		—		—	(204,420)	—
OTHER ASSETS	—		710,663		31,622	(551,921)	190,364
TOTAL ASSETS	$1,443,081		$2,408,720		$1,527,677	$(2,810,130)	$2,569,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—		$65,732		$7,141	$—	$72,873
Current maturities of long-term debt	—		28,110		—	—	28,110
Accrued payroll and benefits	—	—	23,070	—	3,776	—	26,846
Accrued interest	8	—	6,427	—	609	—	7,044
Accrued customer incentives	—	—	10,369	—	—	—	10,369
Other current liabilities	—		14,157		8,921	—	23,078
Current liabilities for dispositions and discontinued operations	—		9,931		—	—	9,931
Total current liabilities	8		157,796		20,447	—	178,251
LONG-TERM DEBT	120,000		610,647		88,582	—	819,229
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—		80,893		—	—	80,893
PENSION AND OTHER POSTRETIREMENT BENEFITS	—		140,623		—	—	140,623
OTHER NON-CURRENT LIABILITIES	—		25,894		1,385	—	27,279
INTERCOMPANY PAYABLE	—		154,206		214,997	(369,203)	—
TOTAL LIABILITIES	120,008		1,170,059		325,411	(369,203)	1,246,275
TOTAL SHAREHOLDERS’ EQUITY	1,323,073		1,238,661		1,202,266	(2,440,927)	1,323,073
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,443,081		$2,408,720		$1,527,677	$(2,810,130)	$2,569,348

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2010
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$303,746	$45,717	$—	$349,463
Accounts receivable, less allowance for doubtful accounts	—	76,193	6,447	—	82,640
Inventory	—	121,559	1,873	(13,397)	110,035
Intercompany interest receivable	—	—	4,320	(4,320)	—
Income tax receivable	—	21,734	—	—	21,734
Prepaid and other current assets	—	37,324	7,990	—	45,314
Total current assets	—	560,556	66,347	(17,717)	609,186
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	37,398	1,098,870	1,663	1,137,931
NET PROPERTY, PLANT AND EQUIPMENT	—	382,700	2,407	197	385,304
INVESTMENT IN JOINT VENTURE	—	—	68,483	—	68,483
INVESTMENT IN SUBSIDIARIES	1,251,582	900,436	—	(2,152,018)	—
OTHER ASSETS	—	674,610	39,200	(551,061)	162,749
TOTAL ASSETS	$1,251,582	$2,555,700	$1,275,307	$(2,718,936)	$2,363,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$50,737	$7,248	$—	$57,985
Current maturities of long-term debt	—	93,057	—	—	93,057
Accrued payroll and benefits	—	22,206	3,260	—	25,466
Accrued interest	—	6,206	—	—	6,206
Accrued customer incentives	—	9,759	—	—	9,759
Other current liabilities	—	29,806	11,169	—	40,975
Current liabilities for dispositions and discontinued operations	—	11,500	—	—	11,500
Total current liabilities	—	223,271	21,677	—	244,948
LONG-TERM DEBT	—	675,103	—	—	675,103
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	81,660	—	—	81,660
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	66,335	—	—	66,335
OTHER NON-CURRENT LIABILITIES	—	42,728	1,297	—	44,025
INTERCOMPANY PAYABLE	—	215,021	8,846	(223,867)	—
TOTAL LIABILITIES	—	1,304,118	31,820	(223,867)	1,112,071
TOTAL SHAREHOLDERS’ EQUITY	1,251,582	1,251,582	1,243,487	(2,495,069)	1,251,582
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,251,582	$2,555,700	$1,275,307	$(2,718,936)	$2,363,653

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2011
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$283,409	$425,705	$283,044	$(559,888)	$432,270
INVESTING ACTIVITIES
Capital expenditures	—	(105,184)	(39,338)	—	(144,522)
Purchase of timberlands	—	(102,302)	(218,597)	—	(320,899)
Jesup mill cellulose specialties expansion	—	(42,894)	—	—	(42,894)
Intercompany purchase of real estate	—	(12,394)	—	12,394	—
Change in restricted cash	—	—	8,323	—	8,323
Investment in Subsidiaries	(19,259)	(22,259)	—	41,518	—
Other	—	10,676	702	—	11,378
CASH USED FOR INVESTING ACTIVITIES	(19,259)	(274,357)	(248,910)	53,912	(488,614)
FINANCING ACTIVITIES
Issuance of debt	120,000	105,000	235,000	—	460,000
Repayment of debt	—	(243,057)	(256,000)	—	(499,057)
Dividends paid	(185,272)	—	—	—	(185,272)
Proceeds from the issuance of common shares	13,451	—	—	—	13,451
Excess tax benefits on stock-based compensation	—	5,681	—	—	5,681
Debt issuance costs	—	(1,351)	(676)	—	(2,027)
Repurchase of common shares	(7,909)	—	—	—	(7,909)
Issuance of intercompany notes	(204,420)	—	204,420	—	—
Intercompany distributions	—	(263,235)	(242,741)	505,976	—
CASH USED FOR FINANCING ACTIVITIES	(264,150)	(396,962)	(59,997)	505,976	(215,133)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	617	—	617
CASH AND CASH EQUIVALENTS
Decrease in cash and cash equivalents	—	(245,614)	(25,246)	—	(270,860)
Balance, beginning of year	—	303,746	45,717	—	349,463
Balance, end of year	$—	$58,132	$20,471	$—	$78,603

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2010
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$143,387	$441,039	$190,545	$(279,581)	$495,390
INVESTING ACTIVITIES
Capital expenditures	—	(105,053)	(33,396)	—	(138,449)
Purchase of timberlands	—	—	(5,360)	—	(5,360)
Intercompany purchase of timberlands	—	—	(46,700)	46,700	—
Intercompany purchase of real estate	—	(41,253)	—	41,253	—
Change in restricted cash	—	—	(8,231)	—	(8,231)
Other	—	11,589	(2,205)	—	9,384
CASH USED FOR INVESTING ACTIVITIES	—	(134,717)	(95,892)	87,953	(142,656)
FINANCING ACTIVITIES
Issuance of debt	—	75,000	82,000	—	157,000
Repayment of debt	—	(9,650)	(87,000)	—	(96,650)
Dividends paid	(163,673)	—	—	—	(163,673)
Proceeds from the issuance of common shares	26,314	—	—	—	26,314
Excess tax benefits on stock-based compensation	—	5,411	—	—	5,411
Debt issuance costs	—	(561)	—	—	(561)
Repurchase of common shares	(6,028)	—	—	—	(6,028)
Intercompany distributions	—	(143,387)	(48,241)	191,628	—
CASH USED FOR FINANCING ACTIVITIES	(143,387)	(73,187)	(53,241)	191,628	(78,187)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(48)	—	(48)
CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	—	233,135	41,364	—	274,499
Balance, beginning of year	—	70,611	4,353	—	74,964
Balance, end of year	$—	$303,746	$45,717	$—	$349,463

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2009
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$135,985	$240,338	$180,555	$(249,579)	$307,299
INVESTING ACTIVITIES
Capital expenditures	—	(61,998)	(32,263)	2,594	(91,667)
Change in restricted cash	—	—	1,399	—	1,399
Other	—	(3,980)	1,504	—	(2,476)
CASH USED FOR INVESTING ACTIVITIES	—	(65,978)	(29,360)	2,594	(92,744)
FINANCING ACTIVITIES
Issuance of debt	—	182,500	85,000	—	267,500
Repayment of debt	—	(175,064)	(132,579)	—	(307,643)
Dividends paid	(158,218)	—	—	—	(158,218)
Proceeds from the issuance of common shares	11,115	—	—	—	11,115
Excess tax benefits on stock-based compensation	—	2,720	—	—	2,720
Purchase of exchangeable note hedge	—	(23,460)	—	—	(23,460)
Proceeds from issue of warrant	12,506	—	—	—	12,506
Debt issuance costs	—	(4,678)	—	—	(4,678)
Repurchase of common shares	(1,388)	—	—	—	(1,388)
Intercompany distributions	—	(135,985)	(111,000)	246,985	—
CASH USED FOR FINANCING ACTIVITIES	(135,985)	(153,967)	(158,579)	246,985	(201,546)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	270	—	270
CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	—	20,393	(7,114)	—	13,279
Balance, beginning of year	—	50,218	11,467	—	61,685
Balance, end of year	$—	$70,611	$4,353	$—	$74,964

RAYONIER INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010, and 2009
(In Thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2011	$387	$12	$—	$399
Year ended December 31, 2010	$1,150	$38	$(801)	$387
Year ended December 31, 2009	$1,130	$408	$(388)	$1,150

(1)	Primarily payments and adjustments to required reserves.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 28, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL G. BOYNTON	President, Chief Executive Officer and Director	February 28, 2012
Paul G. Boynton (Principal Executive Officer)

/S/ HANS E. VANDEN NOORT	Senior Vice President and Chief Financial Officer	February 28, 2012
Hans E. Vanden Noort (Principal Financial Officer and Principal Accounting Officer)

/S/ LEE M. THOMAS	Chairman of the Board and Director	February 28, 2012
Lee M. Thomas

*	Director
C. David Brown, II

*	Director
John E. Bush

*	Director
Mark E. Gaumond

*	Director
Richard D. Kincaid

*	Director
V. Larkin Martin

*	Director
James H. Miller

*	Director
Thomas I. Morgan

*	Director
David W. Oskin

*	Director
Ronald Townsend

*By:	/s/ HANS E. VANDEN NOORT	February 28, 2012
Hans E. Vanden Noort Attorney-In-Fact

EXHIBIT INDEX
The following is a list of Exhibits filed as part of the Form 10-K. The documents incorporated by reference are located in the SEC’s Public Reference Room in Washington D.C. in SEC File no. 1-6780.
As permitted by the rules of the SEC, the Company has not filed certain instruments defining the rights of holders of long-term debt of the Company or consolidated subsidiaries under which the total amount of securities authorized does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company agrees to furnish to the SEC, upon request, a copy of any omitted instrument.

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
Incorporated by reference to Exhibit 10.1 to the Registrant's January 15, 2004 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's May 25, 2010 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant's October 21, 2009 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Incorporated by reference to Exhibit 3.3 to the Registrant's June 30, 2010 Form 10-Q

4.1	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant's September 30, 1999 Form 10-Q

4.2	Form S-4 Registration Statement	Incorporated by reference to the Registrant's April 26, 2004 S-4 Filing

4.3	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant's May 6, 2004 S-4/A Filing

4.4	Purchase Agreement dated as of October 10, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named therein	Incorporated by reference to Exhibit 4.1 to the Registrant's October 17, 2007 Form 8-K

4.5
Purchase Agreement, dated as of August 6, 2009, among Rayonier TRS Holdings Inc. and Rayonier Inc. and Credit Suisse (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.
Incorporated by reference to Exhibit 10.1 to the Registrant's August 12, 2009 Form 8-K

4.6
Indenture related to the 3.75% Senior Exchangeable Notes due 2012, dated as of October 16, 2007, among Rayonier TRS Holdings Inc., as issuer, Rayonier Inc., as guarantor, and The Bank of New York Trust Company, N.A., as trustee.
Incorporated by reference to Exhibit 4.2 to the Registrant's October 17, 2007 Form 8-K

4.7
First Supplemental Indenture, dated as of July 29, 2010, to the Indenture related to the 3.75% Senior Exchangeable Notes due 2012 dated as of October 16, 2007, among Rayonier TRS Holdings Inc., Rayonier Inc., Rayonier Operating Company LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated by reference to Exhibit 10.10 to the Registrant's June 30, 2010 Form 10-Q

4.8
Indenture related to the 4.50% Senior Exchangeable Notes due 2015, dated as of August 12, 2009, among Rayonier TRS Holdings Inc., as issuer, Rayonier Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated by reference to Exhibit 4.1 to the Registrant's August 12, 2009 Form 8-K

Exhibit No.	Description	Location

4.9
First Supplemental Indenture, dated as of July 29, 2010, to the Indenture related to the 4.50% Senior Exchangeable Notes due 2015 dated as of August 12, 2009, among Rayonier TRS Holdings Inc., Rayonier Inc., Rayonier Operating Company LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated by reference to Exhibit 10.11 to the Registrant's June 30, 2010 Form 10-Q

4.10	Registration Rights Agreement, dated October 16, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named herein.	Incorporated by reference to Exhibit 4.3 to the Registrant's October 17, 2007 Form 8-K

4.11
Registration Rights Agreement, dated as of August 12, 2009, among Rayonier TRS Holdings Inc. and Rayonier Inc. and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.
Incorporated by reference to Exhibit 4.2 to the Registrant's August 12, 2009 Form 8-K

4.12
Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.
Incorporated by reference to Exhibit 4.4 to the Registrant's October 17, 2007 Form 8-K

4.13	Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 4.5 to the Registrant's October 17, 2007 Form 8-K

4.14
Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.
Incorporated by reference to Exhibit 10.2 to the Registrant's August 12, 2009 Form 8-K

4.15	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between Bank of America, N.A., as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant's August 12, 2009 Form 8-K

4.16	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant's August 12, 2009 Form 8-K

4.17
Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.
Incorporated by reference to Exhibit 10.5 to the Registrant's August 12, 2009 Form 8-K

4.18	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.6 to the Registrant's August 12, 2009 Form 8-K

4.19	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.7 to the Registrant's August 12, 2009 Form 8-K

4.20	Issuer Warrant Transaction Confirmation dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 4.6 to the Registrant's October 17, 2007 Form 8-K

4.21	Issuer Warrant Transaction Confirmation dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant's October 17, 2007 Form 8-K

4.22	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent.	Incorporated by reference to Exhibit 4.8 to the Registrant's October 17, 2007 Form 8-K

4.23	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and JP Morgan Chase Bank, National Association, London Branch, as dealer.	Incorporated by reference to Exhibit 4.9 to the Registrant's October 17, 2007 Form 8-K

Exhibit No.	Description	Location

4.24	Base Issuer Warrant Transaction Confirmation dated as of August 6, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 10.8 to the Registrant's August 12, 2009 Form 8-K

4.25	Base Issuer Warrant Transaction Confirmation, dated as of August 6, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant's August 12, 2009 Form 8-K

4.26	Base Issuer Warrant Transaction Confirmation, dated as of August 6, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.10 to the Registrant's August 12, 2009 Form 8-K

4.27
Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.
Incorporated by reference to Exhibit 10.11 to the Registrant's August 12, 2009 Form 8-K

4.28	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.12 to the Registrant's August 12, 2009 Form 8-K

4.29	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant's August 12, 2009 Form 8-K

10.1	Rayonier 1994 Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant's June 30, 2006 Form 10-Q

10.2	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.18 to the Registrant's December 31, 1995 Form 10-K

10.3	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan), as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant's December 31, 2007 Form 10-K

10.4	Rayonier Investment and Savings Plan for Salaried Employees*	Incorporated by reference to Exhibit 10.3 to the Registrant's December 31, 1997 Form 10-K

10.5	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001*	Incorporated by reference to Exhibit 10.4 to the Registrant's December 31, 2001 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002*	Incorporated by reference to Exhibit 10.5 to the Registrant's December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003*	Incorporated by reference to Exhibit 10.6 to the Registrant's December 31, 2003 Form 10-K

10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003*	Incorporated by reference to Exhibit 10.7 to the Registrant's December 31, 2003 Form 10-K

10.9	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003*	Incorporated by reference to Exhibit 10.8 to the Registrant's December 31, 2003 Form 10-K

10.10	Form of Indemnification Agreement between Rayonier Inc. and its Officers*	Incorporated by reference to Exhibit 10.10 to the Registrant's December 31, 2010 Form 10-K

10.11	Form of Indemnification Agreement between Rayonier Inc. and its Directors*	Incorporated by reference to Exhibit 10.11 to the Registrant's December 31, 2010 Form 10-K

10.12	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant's June 30, 2010 Form 10-Q

Exhibit No.	Description	Location

10.13	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997*	Incorporated by reference to Exhibit 10.7 to the Registrant's December 31, 1997 Form 10-K

10.14	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.4 to the Registrant's June 30, 2010 Form 10-Q

10.15	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant's June 30, 2010 Form 10-Q

10.16	Rayonier Incentive Stock Plan, as ratified*	Incorporated by reference to Exhibit 10.1 to the Registrant's September 30, 2011 Form 10-Q

10.17	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant's December 31, 2003 Form 10-K

10.18	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant's December 31, 2003 Form 10-K

10.19	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant's December 31, 2008 Form 10-K

10.20	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2011 Performance Share Award Program*	Incorporated by reference to Exhibit 10.20 to the Registrant's December 31, 2010 Form 10-K

10.21	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant's March 31, 2008 Proxy Statement

10.22	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant's December 31, 2006 Form 10-K

10.23	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.25 to the Registrant's December 31, 2001 Form 10-K

10.24	Annual Corporate Bonus Program*	Incorporated by reference to Exhibit 10.24 to the Registrant's December 31, 2010 Form 10-K

10.25
Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests
Incorporated by reference to Exhibit 10.38 to the Registrant's June 30, 2005 Form 10-Q

10.26	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant's June 30, 2005 Form 10-Q

10.27	Description of Rayonier 2010 Performance Share Award Program*	Incorporated by reference to Exhibit 10.2 to the Registrant's December 15, 2009 Form 8-K

10.28	Description of Rayonier 2011 Performance Share Award Program*	Incorporated by reference to Exhibit 10.29 to the Registrant's December 31, 2010 Form 10-K

10.29	Description of Rayonier 2012 Performance Share Award Program*	Filed herewith

Exhibit No.	Description	Location

10.30	Election Form for the Performance Share Deferral Program	Incorporated by reference to Exhibit 10.5 to the Registrant's June 30, 2010 Form 10-Q

10.31
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
Incorporated by reference to Exhibit 10.1 to the Registrant's March 31, 2011 Form 10-Q

10.32
Incremental Assumption Agreement dated August 30, 2011 among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC and Rayonier Forest Resources, L.P., as Borrowers, Credit Suisse AG as Administrative Agent and Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner
Incorporated by reference to Exhibit 10.4 to the Registrant's September 30, 2011 Form 10-Q

10.33	Compensation Arrangement for Lee M. Thomas*	Incorporated by reference to the Registrant's February 28, 2007 Form 8-K

10.34	Compensation Arrangement for Lee M. Thomas and Paul G. Boynton*	Incorporated by reference to the Registrant's December 16, 2011 Form 8-K

10.35	Contribution, Conveyance and Assumption Agreement, dated as of July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC relating to the Restructuring.	Incorporated by reference to Exhibit 10.7 to the Registrant's June 30, 2010 Form 10-Q

10.36	Purchase and Sale Agreement dated as of September 16, 2011 between Joshua Timberlands LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.2 to the Registrant's September 30, 2011 Form 10-Q

10.37	Purchase and Sale Agreement dated as of September 16, 2011 between Oklahoma Timber, LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.3 to the Registrant's September 30, 2011 Form 10-Q

12	Statements re computation of ratios	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from our Annual Report on Form
10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009; (ii) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009; and (iv) the Notes to the Consolidated Financial Statements.
Furnished herewith pursuant to Rule 406T of Regulation S-T

* Management contract or compensatory plan.