Form 10-Q
period 2012-03-31
RAYONIER INC
filed 2012-04-25
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
YES ☐        NO  ☒

As of April 17, 2012, there were outstanding 122,451,271 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
SALES	$355,780	$357,731
Costs and Expenses
Cost of sales	253,313	257,511
Selling and general expenses	19,619	16,433
Other operating income, net	(1,148)	(2,118)
	271,784	271,826
Equity in income of New Zealand joint venture	13	1,673
OPERATING INCOME	84,009	87,578
Interest expense	(11,825)	(13,317)
Interest and miscellaneous (expense) income, net	(23)	293
INCOME BEFORE INCOME TAXES	72,161	74,554
Income tax expense	(18,724)	(16,142)
NET INCOME	53,437	58,412
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	5,825	288
New Zealand joint venture cash flow hedges	1,205	(567)
Amortization of gains/losses from pension and postretirement plans, net of income tax expense of $1,368 and $928	3,140	2,093
Total other comprehensive income	10,170	1,814
COMPREHENSIVE INCOME	$63,607	$60,226
EARNINGS PER COMMON SHARE (Note 2)
Basic earnings per share	$0.44	$0.48

Diluted earnings per share	$0.42	$0.47

Dividends per share	$0.40	$0.36

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$236,575	$78,603
Accounts receivable, less allowance for doubtful accounts of $350 and $399	97,198	95,008
Inventory
Finished goods	80,457	96,261
Work in progress	2,864	5,544
Raw materials	16,922	18,295
Manufacturing and maintenance supplies	2,074	1,898
Total inventory	102,317	121,998
Prepaid and other current assets	62,010	48,893
Total current assets	498,100	344,502
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,504,291	1,503,711
PROPERTY, PLANT AND EQUIPMENT
Land	26,952	26,917
Buildings	144,018	140,269
Machinery and equipment	1,350,939	1,355,897
Construction in progress	157,376	96,097
Total property, plant and equipment, gross	1,679,285	1,619,180
Less — accumulated depreciation	(1,157,275)	(1,157,628)
Total property, plant and equipment, net	522,010	461,552
INVESTMENT IN JOINT VENTURE (Note 5)	74,388	69,219
OTHER ASSETS	195,094	190,364
TOTAL ASSETS	$2,793,883	$2,569,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$100,681	$72,873
Current maturities of long-term debt	50,512	28,110
Accrued taxes	17,350	5,223
Accrued payroll and benefits	20,322	26,846
Accrued interest	11,075	7,044
Accrued customer incentives	7,148	10,369
Other current liabilities	16,064	17,855
Current liabilities for dispositions and discontinued operations (Note 10)	9,931	9,931
Total current liabilities	233,083	178,251
LONG-TERM DEBT	973,717	819,229
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 10)	79,194	80,893
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 12)	140,517	140,623
OTHER NON-CURRENT LIABILITIES	24,987	27,279
COMMITMENTS AND CONTINGENCIES (Note 9 and 11)
SHAREHOLDERS’ EQUITY
Common Shares, 240,000,000 shares authorized, 122,450,771 and 122,035,177 shares issued and outstanding	634,976	630,286
Retained earnings	810,687	806,235
Accumulated other comprehensive loss	(103,278)	(113,448)
TOTAL SHAREHOLDERS' EQUITY	1,342,385	1,323,073
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,793,883	$2,569,348

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$53,437	$58,412
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	31,168	31,870
Non-cash cost of real estate sold	1,382	296
Stock-based incentive compensation expense	6,466	4,275
Amortization of debt discount/premium	1,890	2,152
Deferred income taxes	3,028	7,345
Amortization of gains/losses from pension and postretirement plans	4,508	3,021
Other	(1,909)	(5,215)
Changes in operating assets and liabilities:
Receivables	(1,911)	(14,766)
Inventories	17,035	9,161
Accounts payable	3,978	14,644
All other operating activities	(6,007)	6,957
Expenditures for dispositions and discontinued operations	(1,711)	(2,447)
CASH PROVIDED BY OPERATING ACTIVITIES	111,354	115,705
INVESTING ACTIVITIES
Capital expenditures	(42,079)	(34,761)
Purchase of timberlands	(8,689)	(2,942)
Jesup mill cellulose specialties expansion (gross purchases of $41,051, net of purchases on account of $15,025)	(26,026)	—
Change in restricted cash	(5,609)	—
Other	8,736	6,882
CASH USED FOR INVESTING ACTIVITIES	(73,667)	(30,821)
FINANCING ACTIVITIES
Issuance of debt	340,000	—
Repayment of debt	(165,000)	(75,000)
Dividends paid	(49,249)	(43,894)
Proceeds from the issuance of common shares	2,061	5,399
Excess tax benefits on stock-based compensation	3,946	3,970
Debt issuance costs	(3,565)	—
Repurchase of common shares	(7,783)	(7,826)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	120,410	(117,351)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(125)	116
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	157,972	(32,351)
Balance, beginning of year	78,603	349,463
Balance, end of period	$236,575	$317,112
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period:
Interest	$5,213	$4,671
Income taxes	$325	$(5,892)
Non-cash investing activity:
Capital assets purchased on account	$44,576	$16,425

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
Basis of Presentation
The unaudited condensed consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries ("Rayonier" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these financial statements and notes reflect all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and one subsequent event warranted disclosure. See Note 13 — Debt for additional information.

2.	EARNINGS PER COMMON SHARE
The impact of the August 24, 2011 three-for-two stock split is reflected for all periods presented in the following table which provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2012	2011
Net income	$53,437	$58,412
Shares used for determining basic earnings per common share	122,352,435	121,420,046
Dilutive effect of:
Stock options	719,166	715,043
Performance and restricted shares	651,729	697,691
Assumed conversion of Senior Exchangeable Notes (a) (b)	2,967,187	1,462,679
Assumed conversion of warrants (b)	1,241,612	—
Shares used for determining diluted earnings per common share	127,932,129	124,295,459
Basic earnings per common share	$0.44	$0.48
Diluted earnings per common share	$0.42	$0.47

	Three Months Ended March 31,
	2012	2011
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	445,859	196,964
Assumed conversion of exchangeable note hedges (a)	2,967,187	1,462,679
Total	3,413,046	1,659,643
(a) Upon maturity of the Senior Exchangeable Notes (the "Notes"), Rayonier will not issue additional shares for the Notes due to the offsetting exchangeable note hedges (the "hedges"). However, Accounting Standards Codification 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed conversion of the hedges are excluded since they are anti-dilutive. Rayonier will distribute additional shares upon maturity of the warrants if the stock price exceeds the strike prices of $41.78 for the Notes due 2012 and $39.85 for the Notes due 2015. For additional information on the potential dilutive impact of the Senior Exchangeable Notes, warrants and exchangeable note hedges, see Note 11 — Debt in the 2011 Annual Report on Form 10-K and Note 13 — Debt of this Form 10-Q.
(b) The higher shares used for determining earnings per common share was primarily due to an increase in the average stock price from $39.71 in first quarter 2011 to $45.07 in first quarter 2012.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.	INCOME TAXES
Rayonier is a real estate investment trust ("REIT"). In general, only the taxable REIT subsidiaries, whose businesses include the Company's non-REIT qualified activities, are subject to corporate income taxes. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2010 and 2012 through 2013. In 2011, the law provided a built-in-gains tax holiday. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on taxable REIT subsidiaries' income and certain property sales.
The Company's effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT. Effective tax rates were 25.9 percent and 21.7 percent for the three months ended March 31, 2012 and 2011, respectively. The higher tax rate in 2012 was due to proportionately higher expected earnings from our taxable REIT subsidiaries.

4.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange ("LKE") treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of March 31, 2012 and December 31, 2011, the Company had $5.6 million and $0.0 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

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
Rayonier’s investment in the JV is accounted for using the equity method of accounting. Income from the JV is reported in the Forest Resources segment as operating income since the Company manages the forests, and its JV interest is an extension of the Company’s operations. A portion of Rayonier’s equity method investment is recorded at historical cost which generates a difference between the book value of the Company’s investment and its proportionate share of the JV’s net assets. The difference represents the Company’s unrecognized gain from RNZ’s sale of timberlands to the JV in 2005. The deferred gain is recognized on a straight-line basis over the estimated number of years the JV expects to harvest the timberlands.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the three months ended March 31, 2012 and the year ended December 31, 2011 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	121,023,140	$602,882	$717,058	$(68,358)	$1,251,582
Net income	—	—	276,005	—	276,005
Dividends ($1.52 per share)	—	—	(186,828)	—	(186,828)
Issuance of shares under incentive stock plans	1,220,731	13,451	—	—	13,451
Stock-based compensation	—	16,181	—	—	16,181
Excess tax benefit on stock-based compensation	—	5,681	—	—	5,681
Repurchase of common shares	(208,694)	(7,909)	—	—	(7,909)
Net loss from pension and postretirement plans	—	—	—	(46,263)	(46,263)
Foreign currency translation adjustment	—	—	—	3,546	3,546
Joint venture cash flow hedges	—	—	—	(2,373)	(2,373)
Balance, December 31, 2011	122,035,177	$630,286	$806,235	$(113,448)	$1,323,073
Net income	—	—	53,437	—	53,437
Dividends ($0.40 per share)	—	—	(48,985)	—	(48,985)
Issuance of shares under incentive stock plans	585,351	2,061	—	—	2,061
Stock-based compensation	—	6,466	—	—	6,466
Excess tax benefit on stock-based compensation	—	3,946	—	—	3,946
Repurchase of common shares	(169,757)	(7,783)	—	—	(7,783)
Amortization of gains/losses from pension and postretirement plans	—	—	—	3,140	3,140
Foreign currency translation adjustment	—	—	—	5,825	5,825
Joint venture cash flow hedges	—	—	—	1,205	1,205
Balance, March 31, 2012	122,450,771	$634,976	$810,687	$(103,278)	$1,342,385

7.	SEGMENT AND GEOGRAPHICAL INFORMATION
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	March 31,	December 31,
ASSETS	2012	2011
Forest Resources	$1,618,311	$1,603,515
Real Estate	107,080	102,682
Performance Fibers	706,260	646,447
Wood Products	21,758	21,264
Other Operations	23,456	24,576
Corporate and other	317,018	170,864
Total	$2,793,883	$2,569,348

	Three Months Ended March 31,
SALES	2012	2011
Forest Resources	$52,195	$48,180
Real Estate	12,647	13,462
Performance Fibers	250,855	251,163
Wood Products	19,209	15,790
Other Operations	21,140	30,412
Intersegment Eliminations (a)	(266)	(1,276)
Total	$355,780	$357,731

(a)	Intersegment eliminations primarily reflect sales from our Forest Resources segment to our Performance Fibers segment.

	Three Months Ended March 31,
OPERATING INCOME (LOSS)	2012	2011
Forest Resources	$8,005	$11,050
Real Estate	6,478	7,372
Performance Fibers	80,630	75,710
Wood Products	923	453
Other Operations	(931)	799
Corporate and other	(11,096)	(7,806)
Total	$84,009	$87,578

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2012	2011
Forest Resources	$16,833	$15,404
Real Estate	1,845	2,691
Performance Fibers	11,361	12,715
Wood Products	755	821
Corporate and other	374	239
Total	$31,168	$31,870

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.	FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at March 31, 2012 and December 31, 2011, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	March 31, 2012		December 31, 2011
Asset (liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$236,575	$236,575	$78,603	$78,603
Current maturities of long-term debt	(50,512)	(58,213)	(28,110)	(29,319)
Long-term debt	(973,717)	(1,123,502)	(819,229)	(994,851)
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
Assets measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at March 31, 2012	Level 2	Carrying Value at December 31, 2011	Level 2
Investment in special-purpose entity	$2,690	$2,690	$2,690	$2,690

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
 The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of March 31, 2012, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$43,477	$38,110
Guarantees (b)	2,555	43
Surety bonds (c)	6,134	1,330
Total financial commitments	$52,166	$39,483

(a)
Approximately $39 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2012 and 2013 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.6 million of obligations of a special-purpose entity that was established to complete the monetization. At March 31, 2012, the Company has a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates between 2012 and 2014 and are expected to be renewed as required.

10.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations follows:

	March 31,	December 31,
	2012	2011
Balance, beginning of period	$90,824	$93,160
Expenditures charged to liabilities	(1,711)	(9,209)
Increase to liabilities	12	6,873
Balance, end of period	89,125	90,824
Less: Current portion	(9,931)	(9,931)
Non-current portion	$79,194	$80,893
The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of March 31, 2012, this amount could range up to $29 million, allocable over several of the applicable sites, and arises from uncertainty over the availability, feasibility or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
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
Rayonier is engaged in various legal actions, including certain environmental proceedings, and has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

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
The net pension and postretirement benefit costs that have been recognized during the stated periods are shown in the following table:

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$1,940	$1,695	$210	$182
Interest cost	3,989	4,522	223	236
Expected return on plan assets	(5,879)	(6,455)	—	—
Amortization of prior service cost	302	340	6	22
Amortization of losses	4,056	2,593	144	66
Net periodic benefit cost	$4,408	$2,695	$583	$506

The Company made no discretionary contributions to the pension plans during the three months ended March 31, 2012. The Company has no mandatory pension contribution requirements for 2012, but may make discretionary contributions.

13.	DEBT
In March 2012, Rayonier issued $325 million of 3.75% Senior Notes due 2022. Approximately $150 million of the proceeds from these notes were used to repay borrowings outstanding under the Company's revolving credit facility. The Company had $445 million of available borrowings under the revolving credit facility at March 31, 2012.
As of March 31, 2012, the $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending June 30, 2012. Per the indenture, in order for the notes to become exchangeable, the Company's stock price must exceed 130 percent of the exchange price for 20 trading days in a period of 30 consecutive trading days as of the last day of the quarter. Of the $172.5 million in principal, $145.1 million remained classified as long-term debt due to the ability and intent of the Company to refinance it on a long-term basis.
There were no other significant changes to the Company's outstanding debt as reported in Note 11 — Debt of the Company's 2011 Annual Report on Form 10-K.
Subsequent Event
An asset sales covenant in the Rayonier Forest Resources ("RFR") $112.5 million installment note agreement requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sale proceeds for individual sales greater than $10 million (the "excess proceeds") in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During April 2012, the excess proceeds exceeded the $50 million limit and as a result, repayment of $59.9 million has been offered to the note holders through May 15, 2012, at which time the excess proceeds will reset to zero.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss was comprised of the following:

	March 31, 2012	December 31, 2011
Foreign currency translation adjustments (a)	$40,302	$34,477
Joint venture cash flow hedges	(2,636)	(3,841)
Unrecognized components of employee benefit plans, net of tax	(140,944)	(144,084)
Total	$(103,278)	$(113,448)
(a) During the three months ended March 31, 2012, the increase in net foreign currency translation adjustments was due to the strengthening of the New Zealand dollar against the U.S. dollar.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.	CONSOLIDATING FINANCIAL STATEMENTS
The consolidating financial information below follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation, and the allocation of certain expenses of Rayonier Inc. incurred for the benefit of its subsidiaries.
In October 2007, TRS issued $300 million of 3.75% Senior Exchangeable Notes due 2012, and in August 2009 TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes for both transactions are fully and unconditionally guaranteed by Rayonier Inc. as the Parent Guarantor and Rayonier Operating Company LLC ("ROC") as the Subsidiary Guarantor. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended March 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$335,438	$38,171	$(17,829)	$355,780
Costs and Expenses
Cost of sales	—	—	—	247,054	26,818	(20,559)	253,313
Selling and general expenses	—	3,311	—	15,512	796	—	19,619
Other operating expense (income), net	—	121	—	1,512	(2,781)	—	(1,148)
	—	3,432	—	264,078	24,833	(20,559)	271,784
Equity in income (loss) of New Zealand joint venture	—	—	—	171	(158)	—	13
OPERATING (LOSS) INCOME	—	(3,432)	—	71,531	13,180	2,730	84,009
Interest expense	(1,249)	(238)	(10,226)	687	(799)	—	(11,825)
Interest and miscellaneous income (expense), net	1,912	1,327	(1,208)	(3,904)	1,850	—	(23)
Equity in income from subsidiaries	52,774	55,446	45,745	—	—	(153,965)	—
INCOME BEFORE INCOME TAXES	53,437	53,103	34,311	68,314	14,231	(151,235)	72,161
Income tax (expense) benefit	—	(329)	4,174	(22,569)	—	—	(18,724)
NET INCOME	$53,437	$52,774	$38,485	$45,745	$14,231	$(151,235)	$53,437
OTHER COMPREHENSIVE INCOME	10,170	10,170	102	102	7,132	(17,506)	10,170
COMPREHENSIVE INCOME	$63,607	$62,944	$38,587	$45,847	$21,363	$(168,741)	$63,607

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended March 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$328,265	$42,833	$(13,367)	$357,731
Costs and Expenses
Cost of sales	—	—	—	244,297	27,997	(14,783)	257,511
Selling and general expenses	—	2,716	—	13,070	647	—	16,433
Other operating expense (income), net	—	49	—	298	(2,464)	(1)	(2,118)
	—	2,765	—	257,665	26,180	(14,784)	271,826
Equity in income of New Zealand joint venture	—	—	—	194	1,479	—	1,673
OPERATING (LOSS) INCOME	—	(2,765)	—	70,794	18,132	1,417	87,578
Interest expense	—	(130)	(13,050)	(112)	(25)	—	(13,317)
Interest and miscellaneous income (expense), net	—	1,337	(1,073)	(5,024)	5,053	—	293
Equity in income from subsidiaries	58,412	60,044	44,435	—	—	(162,891)	—
INCOME BEFORE INCOME TAXES	58,412	58,486	30,312	65,658	23,160	(161,474)	74,554
Income tax (expense) benefit	—	(74)	5,155	(21,223)	—	—	(16,142)
NET INCOME	$58,412	$58,412	$35,467	$44,435	$23,160	$(161,474)	$58,412
OTHER COMPREHENSIVE INCOME (LOSS)	1,814	1,814	149	149	(191)	(1,921)	1,814
COMPREHENSIVE INCOME	$60,226	$60,226	$35,616	$44,584	$22,969	$(163,395)	$60,226

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$131,626	$27,671	$60,750	$8,520	$8,008	$—	$236,575
Accounts receivable, less allowance for doubtful accounts	—	24	—	94,699	2,475	—	97,198
Inventory	—	—	—	110,274	—	(7,957)	102,317
Intercompany interest receivable	—	—	—	—	3,111	(3,111)	—
Prepaid and other current assets	—	974	796	53,540	6,700	—	62,010
Total current assets	131,626	28,669	61,546	267,033	20,294	(11,068)	498,100
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	40,154	1,462,277	1,860	1,504,291
NET PROPERTY, PLANT AND EQUIPMENT	—	2,484	—	517,340	2,186	—	522,010
INVESTMENT IN JOINT VENTURE	—	—	—	(11,281)	85,669	—	74,388
INVESTMENT IN SUBSIDIARIES	1,328,752	1,524,491	1,202,519	—	—	(4,055,762)	—
INTERCOMPANY NOTES RECEIVABLE	204,420	—	19,262	—	—	(223,682)	—
OTHER ASSETS	3,535	26,802	5,750	699,073	12,469	(552,535)	195,094
TOTAL ASSETS	$1,668,333	$1,582,446	$1,289,077	$1,512,319	$1,582,895	$(4,841,187)	$2,793,883
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$2,058	$9	$97,448	$1,166	$—	$100,681
Current maturities of long-term debt	—	—	50,512	—	—	—	50,512
Accrued taxes	—	525	—	14,188	2,637	—	17,350
Accrued payroll and benefits	—	8,211	—	10,572	1,539	—	20,322
Accrued interest	948	366	8,818	334	609	—	11,075
Accrued customer incentives	—	—	—	7,148	—	—	7,148
Other current liabilities	—	2,237	—	7,367	6,460	—	16,064
Current liabilities for dispositions and discontinued operations	—	—	—	9,931	—	—	9,931
Total current liabilities	948	13,397	59,339	146,988	12,411	—	233,083
LONG-TERM DEBT	325,000	—	560,420	—	88,297	—	973,717
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	79,194	—	—	79,194
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	113,491	—	27,026	—	—	140,517
OTHER NON-CURRENT LIABILITIES	—	17,557	—	6,809	621	—	24,987
INTERCOMPANY PAYABLE	—	109,249	—	49,783	215,307	(374,339)	—
TOTAL LIABILITIES	325,948	253,694	619,759	309,800	316,636	(374,339)	1,451,498
TOTAL SHAREHOLDERS’ EQUITY	1,342,385	1,328,752	669,318	1,202,519	1,266,259	(4,466,848)	1,342,385
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,668,333	$1,582,446	$1,289,077	$1,512,319	$1,582,895	$(4,841,187)	$2,793,883

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$8,977	$59,976	$7,398	$2,252	$—	$78,603
Accounts receivable, less allowance for doubtful accounts	—	3	—	94,399	606	—	95,008
Inventory	—	—	—	133,300	—	(11,302)	121,998
Intercompany interest receivable	—	—	—	—	3,848	(3,848)	—
Prepaid and other current assets	—	2,328	808	36,937	8,820	—	48,893
Total current assets	—	11,308	60,784	272,034	15,526	(15,150)	344,502
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	39,824	1,462,027	1,860	1,503,711
NET PROPERTY, PLANT AND EQUIPMENT	—	2,551	—	456,754	2,247	—	461,552
INVESTMENT IN JOINT VENTURE	—	—	—	(11,006)	80,225	—	69,219
INVESTMENT IN SUBSIDIARIES	1,238,661	1,490,444	1,156,896	—	—	(3,886,001)	—
INTERCOMPANY NOTES RECEIVABLE	204,420	—	19,073	—	—	(223,493)	—
OTHER ASSETS	—	26,850	6,491	702,087	6,856	(551,920)	190,364
TOTAL ASSETS	$1,443,081	$1,531,153	$1,243,244	$1,459,693	$1,566,881	$(4,674,704)	$2,569,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,801	$10	$69,648	$1,414	$—	$72,873
Current maturities of long-term debt	—	—	28,110	—	—	—	28,110
Accrued taxes	—	(27)	—	3,934	1,316	—	5,223
Accrued payroll and benefits	—	13,810	—	10,563	2,473	—	26,846
Accrued interest	8	246	5,442	739	609	—	7,044
Accrued customer incentives	—	—	—	10,369	—	—	10,369
Other current liabilities	—	1,886	—	9,199	6,770	—	17,855
Current liabilities for dispositions and discontinued operations	—	—	—	9,931	—	—	9,931
Total current liabilities	8	17,716	33,562	114,383	12,582	—	178,251
LONG-TERM DEBT	120,000	30,000	580,647	—	88,582	—	819,229
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	80,893	—	—	80,893
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	112,904	—	27,719	—	—	140,623
OTHER NON-CURRENT LIABILITIES	—	20,210	—	6,396	673	—	27,279
INTERCOMPANY PAYABLE	—	111,662	—	73,406	203,208	(388,276)	—
TOTAL LIABILITIES	120,008	292,492	614,209	302,797	305,045	(388,276)	1,246,275
TOTAL SHAREHOLDERS’ EQUITY	1,323,073	1,238,661	629,035	1,156,896	1,261,836	(4,286,428)	1,323,073
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,443,081	$1,531,153	$1,243,244	$1,459,693	$1,566,881	$(4,674,704)	$2,569,348

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(14,838)	$33,980	$12,000	$61,546	$44,070	$(25,404)	$111,354
INVESTING ACTIVITIES
Capital expenditures	—	(55)	—	(33,158)	(8,866)	—	(42,079)
Purchase of timberlands	—	—	—	—	(8,689)	—	(8,689)
Jesup mill cellulose specialties expansion	—	—	—	(26,026)	—	—	(26,026)
Change in restricted cash	—	—	—	—	(5,609)	—	(5,609)
Investment in Subsidiaries	—	—	774	—	—	(774)	—
Other	—	(69)	—	8,955	(150)	—	8,736
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(124)	774	(50,229)	(23,314)	(774)	(73,667)
FINANCING ACTIVITIES
Issuance of debt	325,000	—	—	—	15,000	—	340,000
Repayment of debt	(120,000)	(30,000)	—	—	(15,000)	—	(165,000)
Dividends paid	(49,249)	—	—	—	—	—	(49,249)
Proceeds from the issuance of common shares	2,061	—	—	—	—	—	2,061
Excess tax benefits on stock-based compensation	—	—	—	3,946	—	—	3,946
Debt issuance costs	(3,565)	—	—	—	—	—	(3,565)
Repurchase of common shares	(7,783)	—	—	—	—	—	(7,783)
Intercompany distributions	—	14,838	(12,000)	(14,016)	(15,000)	26,178	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	146,464	(15,162)	(12,000)	(10,070)	(15,000)	26,178	120,410
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(125)	—	—	(125)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	131,626	18,694	774	1,122	5,756	—	157,972
Balance, beginning of year	—	8,977	59,976	7,398	2,252	—	78,603
Balance, end of period	$131,626	$27,671	$60,750	$8,520	$8,008	$—	$236,575

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$46,321	$26,146	$15,000	$69,566	$36,292	$(77,620)	$115,705
INVESTING ACTIVITIES
Capital expenditures	—	(62)	—	(24,701)	(9,998)	—	(34,761)
Purchase of timberlands	—	—	—	—	(2,942)	—	(2,942)
Investment in Subsidiaries	—	—	26,011	—	—	(26,011)	—
Other	—	—	—	6,107	775	—	6,882
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(62)	26,011	(18,594)	(12,165)	(26,011)	(30,821)
FINANCING ACTIVITIES
Repayment of debt	—	—	(75,000)	—	—	—	(75,000)
Dividends paid	(43,894)	—	—	—	—	—	(43,894)
Proceeds from the issuance of common shares	5,399	—	—	—	—	—	5,399
Excess tax benefits on stock-based compensation	—	—	—	3,970	—	—	3,970
Repurchase of common shares	(7,826)	—	—	—	—	—	(7,826)
Intercompany distributions	—	(46,321)	(15,000)	(42,310)	—	103,631	—
CASH USED FOR FINANCING ACTIVITIES	(46,321)	(46,321)	(90,000)	(38,340)	—	103,631	(117,351)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	116	—	—	116
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	(20,237)	(48,989)	12,748	24,127	—	(32,351)
Balance, beginning of year	—	29,759	283,258	1,280	35,166	—	349,463
Balance, end of period	$—	$9,522	$234,269	$14,028	$59,293	$—	$317,112

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022. The notes are fully and unconditionally guaranteed by the following subsidiaries of Rayonier Inc.: ROC, Rayonier Louisiana Timberlands LLC, Rayonier TRS Holdings Inc. and substantially all domestic subsidiaries of TRS Holdings Inc. In connection with these notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended March 31, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$312,642	$60,967	$(17,829)	$355,780
Costs and Expenses
Cost of sales	—	227,508	46,364	(20,559)	253,313
Selling and general expenses	—	15,698	3,921	—	19,619
Other operating expense (income), net	—	980	(2,128)	—	(1,148)
	—	244,186	48,157	(20,559)	271,784
Equity in income of New Zealand joint venture	—	—	13	—	13
OPERATING INCOME	—	68,456	12,823	2,730	84,009
Interest expense	(1,249)	(9,778)	(798)	—	(11,825)
Interest and miscellaneous income (expense), net	1,912	(3,789)	1,854	—	(23)
Equity in income from subsidiaries	52,774	16,655	—	(69,429)	—
INCOME BEFORE INCOME TAXES	53,437	71,544	13,879	(66,699)	72,161
Income tax (expense) benefit	—	(18,770)	46	—	(18,724)
NET INCOME	$53,437	$52,774	$13,925	$(66,699)	$53,437
OTHER COMPREHENSIVE INCOME	10,170	10,170	7,030	(17,200)	10,170
COMPREHENSIVE INCOME	$63,607	$62,944	$20,955	$(83,899)	$63,607

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME For the Three Months Ended March 31, 2011
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$296,251	$74,847	$(13,367)	$357,731
Costs and Expenses
Cost of sales	—	215,566	56,728	(14,783)	257,511
Selling and general expenses	—	12,769	3,664	—	16,433
Other operating expense (income), net	—	1,060	(3,177)	(1)	(2,118)
	—	229,395	57,215	(14,784)	271,826
Equity in income of New Zealand joint venture	—	—	1,673	—	1,673
OPERATING INCOME	—	66,856	19,305	1,417	87,578
Interest expense	—	(13,292)	(25)	—	(13,317)
Interest and miscellaneous (expense) income, net	—	(4,762)	5,055	—	293
Equity in income from subsidiaries	58,412	25,374	—	(83,786)	—
INCOME BEFORE INCOME TAXES	58,412	74,176	24,335	(82,369)	74,554
Income tax expense	—	(15,764)	(378)	—	(16,142)
NET INCOME	$58,412	$58,412	$23,957	$(82,369)	$58,412
OTHER COMPREHENSIVE INCOME (LOSS)	1,814	1,814	(281)	(1,533)	1,814
COMPREHENSIVE INCOME	$60,226	$60,226	$23,676	$(83,902)	$60,226

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$131,626	$83,099	$21,850	$—	$236,575
Accounts receivable, less allowance for doubtful accounts	—	89,582	7,616	—	97,198
Inventory	—	109,244	1,030	(7,957)	102,317
Intercompany interest receivable	—	—	3,111	(3,111)	—
Prepaid and other current assets	—	54,679	7,331	—	62,010
Total current assets	131,626	336,604	40,938	(11,068)	498,100
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	116,728	1,385,703	1,860	1,504,291
NET PROPERTY, PLANT AND EQUIPMENT	—	518,933	3,077	—	522,010
INVESTMENT IN JOINT VENTURE	—	—	74,388	—	74,388
INVESTMENT IN SUBSIDIARIES	1,328,752	796,030	—	(2,124,782)	—
INTERCOMPANY NOTES RECEIVABLE	204,420	—	—	(204,420)	—
OTHER ASSETS	3,535	706,429	37,666	(552,536)	195,094
TOTAL ASSETS	$1,668,333	$2,474,724	$1,541,772	$(2,890,946)	$2,793,883
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$97,059	$3,622	$—	$100,681
Current maturities of long-term debt	—	50,512	—	—	50,512
Accrued taxes	—	14,736	2,614	—	17,350
Accrued payroll and benefits	—	18,065	2,257	—	20,322
Accrued interest	948	9,518	609	—	11,075
Accrued customer incentives	—	7,148	—	—	7,148
Other current liabilities	—	8,700	7,364	—	16,064
Current liabilities for dispositions and discontinued operations	—	9,931	—	—	9,931
Total current liabilities	948	215,669	16,466	—	233,083
LONG-TERM DEBT	325,000	560,420	88,297	—	973,717
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	79,194	—	—	79,194
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	140,517	—	—	140,517
OTHER NON-CURRENT LIABILITIES	—	23,554	1,433	—	24,987
INTERCOMPANY PAYABLE	—	126,618	228,460	(355,078)	—
TOTAL LIABILITIES	325,948	1,145,972	334,656	(355,078)	1,451,498
TOTAL SHAREHOLDERS’ EQUITY	1,342,385	1,328,752	1,207,116	(2,535,868)	1,342,385
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,668,333	$2,474,724	$1,541,772	$(2,890,946)	$2,793,883

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2011
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$58,132	$20,471	$—	$78,603
Accounts receivable, less allowance for doubtful accounts	—	90,658	4,350	—	95,008
Inventory	—	132,323	977	(11,302)	121,998
Intercompany interest receivable	—	—	3,848	(3,848)	—
Prepaid and other current assets	—	39,366	9,527	—	48,893
Total current assets	—	320,479	39,173	(15,150)	344,502
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	117,243	1,384,608	1,860	1,503,711
NET PROPERTY, PLANT AND EQUIPMENT	—	458,497	3,055	—	461,552
INVESTMENT IN JOINT VENTURE	—	—	69,219	—	69,219
INVESTMENT IN SUBSIDIARIES	1,238,661	801,838	—	(2,040,499)	—
INTERCOMPANY NOTES RECEIVABLE	204,420	—	—	(204,420)	—
OTHER ASSETS	—	710,663	31,622	(551,921)	190,364
TOTAL ASSETS	$1,443,081	$2,408,720	$1,527,677	$(2,810,130)	$2,569,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$65,732	$7,141	$—	$72,873
Current maturities of long-term debt	—	28,110	—	—	28,110
Accrued taxes	—	3,838	1,385	—	5,223
Accrued payroll and benefits	—	23,070	3,776	—	26,846
Accrued interest	8	6,427	609	—	7,044
Accrued customer incentives	—	10,369	—	—	10,369
Other current liabilities	—	10,319	7,536	—	17,855
Current liabilities for dispositions and discontinued operations	—	9,931	—	—	9,931
Total current liabilities	8	157,796	20,447	—	178,251
LONG-TERM DEBT	120,000	610,647	88,582	—	819,229
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	80,893	—	—	80,893
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	140,623	—	—	140,623
OTHER NON-CURRENT LIABILITIES	—	25,894	1,385	—	27,279
INTERCOMPANY PAYABLE	—	154,206	214,997	(369,203)	—
TOTAL LIABILITIES	120,008	1,170,059	325,411	(369,203)	1,246,275
TOTAL SHAREHOLDERS’ EQUITY	1,323,073	1,238,661	1,202,266	(2,440,927)	1,323,073
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,443,081	$2,408,720	$1,527,677	$(2,810,130)	$2,569,348

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(14,838)	$86,628	$39,726	$(162)	$111,354
INVESTING ACTIVITIES
Capital expenditures	—	(33,204)	(8,875)	—	(42,079)
Purchase of timberlands	—	(102)	(8,587)	—	(8,689)
Jesup mill cellulose specialties expansion	—	(26,026)	—	—	(26,026)
Change in restricted cash	—	—	(5,609)	—	(5,609)
Other	—	8,887	(151)	—	8,736
CASH USED FOR INVESTING ACTIVITIES	—	(50,445)	(23,222)	—	(73,667)
FINANCING ACTIVITIES
Issuance of debt	325,000	—	15,000	—	340,000
Repayment of debt	(120,000)	(30,000)	(15,000)	—	(165,000)
Dividends paid	(49,249)	—	—	—	(49,249)
Proceeds from the issuance of common shares	2,061	—	—	—	2,061
Excess tax benefits on stock-based compensation	—	3,946	—	—	3,946
Debt issuance costs	(3,565)	—	—	—	(3,565)
Repurchase of common shares	(7,783)	—	—	—	(7,783)
Intercompany distributions	—	14,838	(15,000)	162	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	146,464	(11,216)	(15,000)	162	120,410
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(125)	—	(125)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	131,626	24,967	1,379	—	157,972
Balance, beginning of year	—	58,132	20,471	—	78,603
Balance, end of period	$131,626	$83,099	$21,850	$—	$236,575

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2011
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$46,321	$73,960	$41,745	$(46,321)	$115,705
INVESTING ACTIVITIES
Capital expenditures	—	(24,759)	(10,002)	—	(34,761)
Purchase of timberlands	—	—	(2,942)	—	(2,942)
Other	—	6,107	775	—	6,882
CASH USED FOR INVESTING ACTIVITIES	—	(18,652)	(12,169)	—	(30,821)
FINANCING ACTIVITIES
Repayment of debt	—	(75,000)	—	—	(75,000)
Dividends paid	(43,894)	—	—	—	(43,894)
Proceeds from the issuance of common shares	5,399	—	—	—	5,399
Excess tax benefits on stock-based compensation	—	3,970	—	—	3,970
Repurchase of common shares	(7,826)	—	—	—	(7,826)
Intercompany distributions	—	(46,321)	—	46,321	—
CASH USED FOR FINANCING ACTIVITIES	(46,321)	(117,351)	—	46,321	(117,351)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	116	—	116
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	(62,043)	29,692	—	(32,351)
Balance, beginning of year	—	303,746	45,717	—	349,463
Balance, end of period	$—	$241,703	$75,409	$—	$317,112

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
When we refer to "we," "us," "our," "the Company," or "Rayonier," we mean Rayonier Inc. and its consolidated subsidiaries. References herein to "Notes to Financial Statements" refer to the Notes to the Condensed Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.
The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with the 2011 Annual Report on Form 10-K.
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier's future financial and operational performance, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "should," "expect," "estimate," "believe," "anticipate" and other similar language. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2011 Annual Report on Form 10-K, among others, could cause actual results to differ materially from those expressed in forward-looking statements that are made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report on Form 10-K.
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

Results of Operations

	Three Months Ended March 31,
Financial Information (in millions)	2012	2011
Sales
Forest Resources
Atlantic	$15	$13
Gulf States	10	8
Northern	24	24
New Zealand	3	3
Total Forest Resources	52	48
Real Estate
Development	—	—
Rural	11	12
Non-Strategic Timberlands	1	1
Total Real Estate	12	13
Performance Fibers
Cellulose specialties	212	194
Absorbent materials	39	57
Total Performance Fibers	251	251
Wood Products	19	16
Other Operations	22	30
Total Sales	$356	$358

Operating Income (Loss)
Forest Resources	$8	$11
Real Estate	6	7
Performance Fibers	81	76
Wood Products	1	—
Other Operations	(1)	1
Corporate and other	(11)	(7)
Operating Income	84	88
Interest Expense, Interest Income and Other	(12)	(14)
Income Tax Expense	(19)	(16)
Net Income	$53	$58

Diluted Earnings Per Share	$0.42	$0.47

FOREST RESOURCES

Sales (in millions)	2011	Changes Attributable to:		2012
Three months ended March 31,		Price	Volume/ Mix/Other
Atlantic	$13	$—	$2	$15
Gulf States	8	(1)	3	10
Northern	24	—	—	24
New Zealand	3	—	—	3
Total Sales	$48	$(1)	$5	$52

Operating Income (in millions)	2011	Changes Attributable to:		2012
Three months ended March 31,		Price	Volume/Mix/Cost
Atlantic	$2	$—	$1	$3
Gulf States	—	(1)	2	1
Northern	8	—	(4)	4
New Zealand/Other	1	—	(1)	—
Total Operating Income	$11	$(1)	$(2)	$8

The Atlantic region's sales and operating income increased by $2 million and $1 million from the prior year period, respectively, as volumes increased 14 percent due to higher pulpwood demand.
In the Gulf States region, results improved from first quarter 2011 as volumes rose 28 percent mainly due to the 2011 timberland acquisitions, partially offset by a six percent decline in average prices due to a mix shift to pulpwood from sawlogs.
In the Northern region, first quarter sales were consistent with 2011, while operating income declined reflecting higher fuel and logging costs. As expected, high inventories at China ports resulted in lower stumpage sales for export markets; however, an increase in log volumes for domestic mills offset this volume decline.
The New Zealand sales represent timberland management fees for services provided to a New Zealand joint venture ("JV") in which we own 26 percent. The operating income primarily represents equity earnings related to the JV's timber activities, which declined in 2012 mainly due to lower export demand due to high inventory levels at China ports.
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

Sales (in millions)	2011	Changes Attributable to:	2012
Three months ended March 31,		Price/Volume/Mix
Development	$—	$—	$—
Rural	12	(1)	11
Non-Strategic Timberlands	1	—	1
Total Sales	$13	$(1)	$12

Operating Income (in millions)	2011	Changes Attributable to:	2012
Three months ended March 31,		Price/Volume/Mix
Total Operating Income	$7	$(1)	$6

Real Estate sales of $12 million and operating income of $6 million both declined $1 million from the prior year period. In first quarter 2012, rural acres sold of 5,452 were comparable to the prior year period, while price and cost per acre were slightly unfavorable due to geographic mix.

PERFORMANCE FIBERS

Sales (in millions)	2011	Changes Attributable to:		2012
Three months ended March 31,		Price	Volume/ Mix
Cellulose specialties	$194	$26	$(8)	$212
Absorbent materials	57	(8)	(10)	39
Total Sales	$251	$18	$(18)	$251

Cellulose specialties sales improved in 2012 versus prior year as prices increased 14 percent reflecting strong demand. Cellulose specialties volumes decreased by four percent due to the timing of customer orders.
Absorbent materials sales decreased in the quarter as prices declined 17 percent from the prior year period reflecting weaker markets, while volumes decreased 19 percent due to the timing of customer orders.
The Jesup mill cellulose specialties expansion project ("CSE") is on pace to be completed by mid-2013. Upon completion of the CSE, we will be exiting the more commodity-like absorbent materials business and transitioning to producing only cellulose specialties.

Operating Income (in millions)	2011	Changes Attributable to:			2012
Three months ended March 31,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$76	$18	$(5)	$(8)	$81

Operating income improved in first quarter 2012 over the prior year period as higher cellulose specialties prices more than offset a seven percent increase in production costs and lower shipments due to the timing of customer orders.
WOOD PRODUCTS

Sales (in millions)	2011	Changes Attributable to:		2012
Three months ended March 31,		Price	Volume
Total Sales	$16	$(1)	$4	$19

Operating Income (in millions)	2011	Changes Attributable to:		2012
Three months ended March 31,		Price	Volume/Costs
Total Operating Income	$—	$(1)	$2	$1

Wood Products results improved in first quarter 2012 compared to the prior year period as volumes rose 26 percent due to favorable weather conditions. First quarter 2012 also benefited from lower wood costs.
OTHER OPERATIONS
Sales and operating income decreased from the prior year period due to lower Asian demand and foreign exchange losses in first quarter 2012.
Corporate and Other Expense/Eliminations
Corporate and other expenses increased $3 million from the prior year period primarily due to the recognition of stock based compensation expense associated with Lee Thomas' retirement.
Interest Expense, Interest Income and Other
Interest and other were slightly below the prior year period due to higher capitalized interest related to the CSE and lower cost of borrowings in first quarter 2012.
Income Tax Expense
The first quarter effective tax rate was 25.9 percent compared to 21.7 percent in 2011. The higher tax rate was due to proportionately higher expected earnings from our taxable REIT subsidiaries in 2012.
Outlook
In Forest Resources, we will continue capitalizing on local market opportunities in our Atlantic and Gulf regions, while in the Northwest we plan to increase harvest volumes as Asian markets improve. In Performance Fibers, we anticipate another record year driven by strong cellulose specialties markets and we are on track to complete our CSE project by mid-2013, as planned. We expect full year earnings to be comparable to 2011, excluding special items, and CAD to range from $285 million to $310 million, substantially above our dividend.
Our full year 2012 financial guidance is subject to a number of variables and uncertainties, including those discussed under Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements of this Form 10-Q and Item 1A — Risk Factors in our 2011 Annual Report on Form 10-K.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality in working capital needs and long-term debt has been used to fund major acquisitions.
Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of March 31,	As of December 31,
	2012	2011
Cash and cash equivalents (a)	$237	$79
Total debt	1,024	847
Shareholders’ equity	1,342	1,323
Total capitalization (total debt plus equity)	2,366	2,170
Debt to capital ratio	43%	39%
(a) Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31:

	2012	2011
Cash provided by (used for):
Operating activities	$111	$116
Investing activities	(74)	(31)
Financing activities	120	(117)
Cash Provided by Operating Activities
Cash provided by operating activities decreased primarily due to a $5.9 million income tax refund received in first quarter 2011.
Cash Used for Investing Activities
Cash used for investing activities rose mainly due to an increase in strategic capital, which included the Jesup mill CSE and timberland acquisitions. Additionally, capital expenditures and restricted cash from the timing of like-kind exchange transactions were higher in 2012.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities increased mainly due to net borrowings of $175 million in first quarter of 2012 versus net repayments of $75 million in first quarter of 2011. This was partially offset by higher dividend payments due to the third quarter 2011 dividend rate increase and payment of debt issuance costs for the $325 million of notes issued in 2012.
Expected 2012 Expenditures
Capital expenditures in 2012 are forecasted to be between $150 million and $155 million, excluding strategic acquisitions and the CSE. We spent $41 million ($26 million net of purchases on account) in the first quarter of 2012 on the CSE and expect total expenditures in 2012 to range between $200 million and $210 million. Our 2012 dividend payments are expected to increase from $185 million in 2011 to $197 million assuming no change in the quarterly dividend rate of $0.40 per share. We have a $23 million note payable which matures June 2012 and $300 million in Senior Exchangeable Notes due October 2012. We expect to repay the note payable with cash on hand and refinance the Senior Exchangeable Notes.
We made no discretionary pension contributions in the first quarter of 2012. We have no mandatory pension contributions in 2012 but may make discretionary contributions. Cash payments for income taxes in 2012 are anticipated to be between $55 million and $60 million. Expenditures related to dispositions and discontinued operations were $2 million for the first quarter of 2012; full year 2012 expenditures of approximately $10 million are anticipated. See Note 10 — Liabilities for Dispositions and Discontinued Operations for further information.

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
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Net Income to EBITDA Reconciliation
Net Income	$53	$58
Income tax expense	19	16
Interest, net	12	14
Depreciation, depletion and amortization	31	32
EBITDA	$115	$120
EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended March 31,
	2012	2011
EBITDA by Segment
Forest Resources	$25	$26
Real Estate	8	10
Performance Fibers	92	89
Wood Products	2	1
Other Operations	(1)	1
Corporate and other	(11)	(7)
EBITDA	$115	$120
For the three months ended March 31, 2012, EBITDA was lower than the prior year period primarily due to lower operating results.

The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and Other	Total
Three Months Ended March 31, 2012
Operating Income (Loss)	$8	$6	$81	$1	$(1)	$(11)	$84
Add: Depreciation, depletion and amortization	17	2	11	1	—	—	31
EBITDA	$25	$8	$92	$2	$(1)	$(11)	$115

Three Months Ended March 31, 2011
Operating Income	$11	$7	$76	$—	$1	$(7)	$88
Add: Depreciation, depletion and amortization	15	3	13	1	—	—	32
EBITDA	$26	$10	$89	$1	$1	$(7)	$120
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
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Cash provided by operating activities	$111	$116
Capital expenditures (a)	(42)	(35)
Change in committed cash	5	(1)
Excess tax benefits on stock-based compensation	4	4
Other	9	4
CAD	87	88
Mandatory debt repayments	—	—
Adjusted CAD	$87	$88

Cash used for investing activities	$(74)	$(31)
Cash provided by (used for) financing activities	$120	$(117)

(a) Capital expenditures exclude strategic capital. Strategic capital totaled $41 million for the CSE and $9 million for timberland acquisitions for the three months ended March 31, 2012. Strategic capital totaled $3 million for timberland acquisitions for the period ended March 31, 2011.
Adjusted CAD was consistent from 2011 to 2012 as a tax refund received in first quarter 2011 was offset by a decrease in committed cash. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
In March 2012, Rayonier issued $325 million of 3.75% Senior Notes due 2022. Approximately $150 million of the proceeds from these notes were used to repay borrowings outstanding under our revolving credit facility. The Company had $445 million of available borrowings under this facility at March 31, 2012.
As of March 31, 2012, the $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending June 30, 2012. Per the indenture, in order for the notes to become exchangeable, the Company's stock price must exceed 130 percent of the exchange price for 20 trading days in a period of 30 consecutive trading days as of the last day of the quarter. If the note holders exercise their option prior to June 30, 2012, the Company intends to repay the notes with cash on hand or by accessing the revolving credit facility.

In connection with our installment note and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA and ratios of cash flows to fixed charges. At March 31, 2012, we are in compliance with all of these covenants.
In addition to these financial covenants, the installment note, mortgage note and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between Rayonier Forest Resources ("RFR") and Rayonier among others. An asset sales covenant in the RFR $112.5 installment note agreement requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the "excess proceeds") in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. The amount of excess proceeds was $37.5 million at both March 31, 2012 and December 31, 2011. During April 2012, the excess proceeds exceeded the $50 million limit and as a result, repayment of $59.9 million has been offered to the note holders through May 15, 2012, at which time the excess proceeds will reset to zero.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
For the three months ended March 31, 2012, the only significant changes to the Contractual Financial Obligations table as presented in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K, were the issuance of $325 million of 3.75% Senior Notes due 2022 and the repayment of $150 million on our revolving credit facility. As a result of these changes, interest payments on long-term debt are expected to increase by approximately $101 million through the year 2022. See Note 13 — Debt for additional information. See Note 17 — Guarantees for details on the letters of credit, surety bonds and guarantees as of March 31, 2012.
Sales Volumes by Segment:

	Three Months Ended March 31,
	2012	2011
Forest Resources — in thousands of short green tons
Atlantic	737	645
Gulf States	442	346
Northern	441	436
Total	1,620	1,427
Real Estate — in acres
Development	20	57
Rural	5,452	5,445
Non-Strategic Timberlands	238	330
Total	5,710	5,832
Performance Fibers
Sales volume — in thousands of metric tons
Cellulose specialties	117	122
Absorbent materials	51	63
Total	168	185
Wood Products
Lumber sales volume — in millions of board feet	70	56

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Other Economic Risks
Our exposures to market risk have not changed materially since December 31, 2011. For quantitative and qualitative disclosures about market risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk in our 2011 Annual Report on Form 10-K.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2012.
In the quarter ended March 31, 2012, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	156,088	$45.99	—	3,765,587
February 1 to February 29	—	—	—	3,765,587
March 1 to March 31	13,669	$44.19	—	3,765,587
Total	169,757		—	3,765,587

(1)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of performance and restricted shares under the Rayonier Incentive Stock Plan.
See Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our 2011 Annual Report on Form 10-K for additional information regarding our Common Share repurchase program.

Item 6.    Exhibits

1.1
Underwriting Agreement, dated February 29, 2012, among Rayonier Inc., the subsidiary guarantors named therein and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein, relating to the 3.750% Senior Notes due 2022
Incorporated by reference to Exhibit 1.1 to the Registrant's March 1, 2012 Form 8-K
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's May 25, 2010 Form 8-K
3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's October 21, 2009 Form 8-K
4.1	Indenture, dated March 5, 2012, between Rayonier Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant's March 5, 2012 Form 8-K
4.2
First Supplemental Indenture relating to the 3.750% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.2 to the Registrant's March 5, 2012 Form 8-K
4.3	Form of Note for 3.750% Senior Notes due 2022 (contained in Exhibit A to Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant's March 5, 2012 Form 8-K
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in Extensible Business Reporting Language ("XBRL"), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2012 and 2011; (ii) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; and (iv) the Notes to Condensed Consolidated Financial Statements

Furnished herewith pursuant to Rule 406T of Regulation S-T

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Date: April 25, 2012