Form 10-Q
period 2012-06-30
RAYONIER INC
filed 2012-07-27
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
YES ☐        NO  ☒

As of July 19, 2012, there were outstanding 122,766,123 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
SALES	$371,926	$357,397	$727,706	$715,127
Costs and Expenses
Cost of sales	262,555	262,772	515,868	520,283
Selling and general expenses	16,250	15,992	35,868	32,425
Other operating (income) expense, net	(5,299)	709	(6,446)	(1,409)
	273,506	279,473	545,290	551,299
Equity in income of New Zealand joint venture	170	1,149	184	2,823
OPERATING INCOME	98,590	79,073	182,600	166,651
Interest expense	(16,056)	(12,628)	(27,880)	(25,945)
Interest and miscellaneous income, net	85	314	59	605
INCOME BEFORE INCOME TAXES	82,619	66,759	154,779	141,311
Income tax expense	(13,540)	(10,305)	(32,264)	(26,446)
NET INCOME	69,079	56,454	122,515	114,865
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(8,081)	7,442	(2,255)	7,729
New Zealand joint venture cash flow hedges	(1,998)	699	(793)	132
Amortization of losses from pension and postretirement plans, net of income tax expense of $1,482, $927, $2,850 and $1,854	3,401	2,094	6,541	4,188
Total other comprehensive (loss) income	(6,678)	10,235	3,493	12,049
COMPREHENSIVE INCOME	$62,401	$66,689	$126,008	$126,914
EARNINGS PER COMMON SHARE (Note 2)
Basic earnings per share	$0.56	$0.46	$1.00	$0.94

Diluted earnings per share	$0.54	$0.45	$0.96	$0.92

Dividends per share	$0.40	$0.36	$0.80	$0.72

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$189,103	$78,603
Accounts receivable, less allowance for doubtful accounts of $350 and $399	109,294	95,008
Inventory
Finished goods	91,394	96,261
Work in progress	4,440	5,544
Raw materials	14,763	18,295
Manufacturing and maintenance supplies	2,254	1,898
Total inventory	112,851	121,998
Prepaid and other current assets	89,083	48,893
Total current assets	500,331	344,502
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,496,425	1,503,711
PROPERTY, PLANT AND EQUIPMENT
Land	28,982	26,917
Buildings	143,182	140,269
Machinery and equipment	1,403,852	1,355,897
Construction in progress	145,688	96,097
Total property, plant and equipment, gross	1,721,704	1,619,180
Less — accumulated depreciation	(1,158,928)	(1,157,628)
Total property, plant and equipment, net	562,776	461,552
INVESTMENT IN JOINT VENTURE (Note 5)	64,454	69,219
OTHER ASSETS	192,591	190,364
TOTAL ASSETS	$2,816,577	$2,569,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$72,732	$72,873
Current maturities of long-term debt	—	28,110
Accrued taxes	40,961	5,223
Accrued payroll and benefits	23,305	26,846
Accrued interest	18,694	7,044
Accrued customer incentives	7,031	10,369
Other current liabilities	24,187	17,855
Current liabilities for dispositions and discontinued operations (Note 10)	9,843	9,931
Total current liabilities	196,753	178,251
LONG-TERM DEBT	1,018,093	819,229
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 10)	76,596	80,893
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 12)	140,073	140,623
OTHER NON-CURRENT LIABILITIES	24,952	27,279
COMMITMENTS AND CONTINGENCIES (Note 9 and 11)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 and 240,000,000 shares authorized, 122,538,279 and 122,035,177 shares issued and outstanding	640,177	630,286
Retained earnings	829,888	806,235
Accumulated other comprehensive loss	(109,955)	(113,448)
TOTAL SHAREHOLDERS' EQUITY	1,360,110	1,323,073
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,816,577	$2,569,348

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$122,515	$114,865
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	66,174	62,863
Non-cash cost of real estate sold	2,401	1,749
Stock-based incentive compensation expense	9,460	8,021
Amortization of debt discount/premium	3,863	4,303
Deferred income taxes	(15,044)	(945)
Amortization of losses from pension and postretirement plans	9,391	6,042
Other	(2,168)	(2,600)
Changes in operating assets and liabilities:
Receivables	(13,773)	(25,222)
Inventories	7,096	1,067
Accounts payable	(9,518)	10,114
Income tax receivable/payable	31,758	22,686
All other operating activities	1,524	(3,160)
Expenditures for dispositions and discontinued operations	(4,803)	(4,916)
CASH PROVIDED BY OPERATING ACTIVITIES	208,876	194,867
INVESTING ACTIVITIES
Capital expenditures	(76,246)	(65,211)
Purchase of timberlands	(8,687)	(12,976)
Jesup mill cellulose specialties expansion (gross purchases of $72,662 and $3,576, net of purchases on account of $8,664 and $0)	(63,998)	(3,576)
Change in restricted cash	(14,427)	8,323
Other	(704)	2,626
CASH USED FOR INVESTING ACTIVITIES	(164,062)	(70,814)
FINANCING ACTIVITIES
Issuance of debt	355,000	70,000
Repayment of debt	(188,110)	(145,000)
Dividends paid	(98,201)	(87,871)
Proceeds from the issuance of common shares	3,980	7,894
Excess tax benefits on stock-based compensation	4,234	4,900
Debt issuance costs	(3,653)	(1,663)
Repurchase of common shares	(7,783)	(7,828)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	65,467	(159,568)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	219	232
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	110,500	(35,283)
Balance, beginning of year	78,603	349,463
Balance, end of period	$189,103	$314,180
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period:
Interest	$10,936	$19,479
Income taxes	$10,989	$(448)
Non-cash investing activity:
Capital assets purchased on account	$30,175	$11,129

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
Basis of Presentation
The unaudited condensed consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries ("Rayonier" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and one subsequent event was identified that warranted recognition or disclosure. On July 20, 2012, the Board of Directors approved an increase in the quarterly dividend per share from $0.40 per share to $0.44 per share effective for the third quarter 2012 distribution.

2.	EARNINGS PER COMMON SHARE
The impact of the August 24, 2011 three-for-two stock split is reflected for all periods presented in the following table which provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$69,079	$56,454	$122,515	$114,865
Shares used for determining basic earnings per common share	122,455,464	121,692,663	122,403,388	121,557,144
Dilutive effect of:
Stock options	669,298	741,561	692,622	731,064
Performance and restricted shares	726,368	951,940	727,968	916,987
Assumed conversion of Senior Exchangeable Notes (a) (b)	2,669,808	2,312,093	2,830,382	1,906,811
Assumed conversion of warrants (a) (b)	890,189	493,167	1,077,217	156,482
Shares used for determining diluted earnings per common share	127,411,127	126,191,424	127,731,577	125,268,488
Basic earnings per common share	$0.56	$0.46	$1.00	$0.94
Diluted earnings per common share	$0.54	$0.45	$0.96	$0.92

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	318,666	143,658	326,777	197,712
Assumed conversion of exchangeable note hedges (a)	2,669,808	2,312,093	2,830,382	1,906,811
Total	2,988,474	2,455,751	3,157,159	2,104,523
(a) Upon maturity of the Senior Exchangeable Notes (the "Notes"), Rayonier will not issue additional shares for the full difference between the strike price and the market price due to the offsetting exchangeable note hedges (the "hedges"). However, Accounting Standards Codification 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed conversion of the hedges are excluded since they are anti-dilutive. Rayonier will distribute additional shares upon maturity of the warrants if the stock price exceeds the strike prices of $41.59 for the Notes due 2012 and $39.67 for the Notes due 2015. For additional information on the potential dilutive impact of the Senior Exchangeable Notes, warrants and exchangeable note hedges, see Note 11 — Debt in the 2011 Annual Report on Form 10-K and Note 13 — Debt of this Form 10-Q.
(b) The higher shares used for determining earnings per common share were primarily due to an increase in the average stock

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

price from $42.77 for the three months ended June 30, 2011 to $43.74 for the three months ended June 30, 2012 and from $41.25 for the six months ended June 30, 2011 to $44.40 for the six months ended June 30, 2012.

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
The Company's effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT. Effective tax rates for the quarter and year-to-date were 16.4 percent and 20.8 percent compared to 15.4 percent and 18.7 percent in 2011, respectively. The higher tax rate in 2012 was due to proportionately higher expected earnings from our taxable REIT subsidiaries, which was partially offset by the tax credit exchange discussed below.
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. The alternative fuel mixture credit ("AFMC") was a $.50 per gallon refundable, non-taxable excise tax credit, while the cellulosic biofuel producer credit ("CBPC") was a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity's tax liability. Rayonier produces and uses an alternative fuel ("black liquor") at its Jesup, Georgia and Fernandina Beach, Florida Performance Fibers mills, which qualified for both credits. The Company claimed the AFMC on its 2009 tax return.
In the second quarters of 2012 and 2011, management approved the exchange of approximately 60 million gallons and 30 million gallons, respectively, of black liquor previously claimed for the AFMC for the CBPC. In order to complete the exchange, Rayonier is required to pay the IRS interest related to funds received for the AFMC in 2010. The net impact of the exchanges was $5.7 million and $4.1 million for the three months ended June 30, 2012 and 2011, respectively. The 2012 net benefit is recorded separately as a tax benefit of $9.1 million and interest expense of $3.4 million. There was minimal interest expense in 2011 related to the exchange. For additional information on the AFMC and CBPC, see Note 8 — Income Taxes in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

4.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange ("LKE") treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of June 30, 2012 and December 31, 2011, the Company had $14.4 million and $0 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

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
 An analysis of shareholders’ equity for the six months ended June 30, 2012 and the year ended December 31, 2011 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	121,023,140	$602,882	$717,058	$(68,358)	$1,251,582
Net income	—	—	276,005	—	276,005
Dividends ($1.52 per share)	—	—	(186,828)	—	(186,828)
Issuance of shares under incentive stock plans	1,220,731	13,451	—	—	13,451
Stock-based compensation	—	16,181	—	—	16,181
Excess tax benefit on stock-based compensation	—	5,681	—	—	5,681
Repurchase of common shares	(208,694)	(7,909)	—	—	(7,909)
Net loss from pension and postretirement plans	—	—	—	(46,263)	(46,263)
Foreign currency translation adjustment	—	—	—	3,546	3,546
Joint venture cash flow hedges	—	—	—	(2,373)	(2,373)
Balance, December 31, 2011	122,035,177	$630,286	$806,235	$(113,448)	$1,323,073
Net income	—	—	122,515	—	122,515
Dividends ($0.80 per share)	—	—	(98,862)	—	(98,862)
Issuance of shares under incentive stock plans	672,859	3,980	—	—	3,980
Stock-based compensation	—	9,460	—	—	9,460
Excess tax benefit on stock-based compensation	—	4,234	—	—	4,234
Repurchase of common shares	(169,757)	(7,783)	—	—	(7,783)
Amortization of gains/losses from pension and postretirement plans	—	—	—	6,541	6,541
Foreign currency translation adjustment	—	—	—	(2,255)	(2,255)
Joint venture cash flow hedges	—	—	—	(793)	(793)
Balance, June 30, 2012	122,538,279	$640,177	$829,888	$(109,955)	$1,360,110

7.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in four reportable business segments: Forest Resources, Real Estate, Performance Fibers and Wood Products. Forest Resources sales include all activities that relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use ("HBU"). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of lumber operations. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are reported in "Other Operations." Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	June 30,	December 31,
ASSETS	2012	2011
Forest Resources	$1,627,553	$1,603,515
Real Estate	112,555	102,682
Performance Fibers	769,780	646,447
Wood Products	21,294	21,264
Other Operations	21,735	24,576
Corporate and other	263,660	170,864
Total	$2,816,577	$2,569,348

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2012	2011	2012	2011
Forest Resources	$52,663	$57,037	$104,858	$105,217
Real Estate	11,680	12,305	24,326	25,767
Performance Fibers	254,509	232,807	505,364	483,970
Wood Products	23,830	17,957	43,039	33,747
Other Operations	29,268	38,508	50,409	68,920
Intersegment Eliminations (a)	(24)	(1,217)	(290)	(2,494)
Total	$371,926	$357,397	$727,706	$715,127

(a)	Intersegment eliminations primarily reflect sales from our Forest Resources segment to our Performance Fibers segment.

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME (LOSS)	2012	2011	2012	2011
Forest Resources	$8,249	$11,838	$16,254	$22,888
Real Estate	5,999	5,009	12,477	12,380
Performance Fibers	83,727	71,102	164,357	146,811
Wood Products	4,129	(987)	5,052	(534)
Other Operations	1,148	(965)	218	(166)
Corporate and other	(4,662)	(6,924)	(15,758)	(14,728)
Total	$98,590	$79,073	$182,600	$166,651

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2012	2011	2012	2011
Forest Resources	$17,066	$15,848	$33,900	$31,252
Real Estate	1,600	2,231	3,445	4,921
Performance Fibers	15,139	11,783	26,500	24,498
Wood Products	826	834	1,582	1,655
Corporate and other	375	298	747	537
Total	$35,006	$30,994	$66,174	$62,863

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.	FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
A three-level hierarchy that prioritizes the inputs used to measure fair value was established in the Accounting Standards Codification as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy of financial instruments held by the Company at June 30, 2012 and December 31, 2011, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	June 30, 2012			December 31, 2011
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$189,103	$189,103	$—	$78,603	$78,603	$—
Restricted cash	14,427	14,427	—	—	—	—
Current maturities of long-term debt	—	—	—	(28,110)	—	(29,319)
Long-term debt	(1,018,093)	—	(1,185,347)	(819,229)	—	(994,851)
Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents and Restricted cash — The carrying amount is equal to fair market value.
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
Assets measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at June 30, 2012	Level 2	Carrying Value at December 31, 2011	Level 2
Investment in special-purpose entity	$2,690	$2,690	$2,690	$2,690

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
 The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of June 30, 2012, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$20,046	$15,000
Guarantees (b)	2,555	43
Surety bonds (c)	7,159	1,389
Total financial commitments	$29,760	$16,432

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2012 and 2013 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.6 million of obligations of a special-purpose entity that was established to complete the monetization. At June 30, 2012, the Company has a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates between 2012 and 2014 and are expected to be renewed as required.

10.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations follows:

	June 30,	December 31,
	2012	2011
Balance, beginning of period	$90,824	$93,160
Expenditures charged to liabilities	(4,803)	(9,209)
Increase to liabilities	418	6,873
Balance, end of period	86,439	90,824
Less: Current portion	(9,843)	(9,931)
Non-current portion	$76,596	$80,893
The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of June 30, 2012, this amount could range up to $29 million, allocable over several of the applicable sites, and arises from uncertainty over the availability, feasibility or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
The Company believes established liabilities are sufficient for probable costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but include on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.

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
The Company has four qualified non-contributory defined benefit pension plans covering a significant majority of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. Currently, all qualified plans are closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
The net pension and postretirement benefit costs that have been recognized during the stated periods are shown in the following tables:

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$2,102	$1,695	$227	$182
Interest cost	4,321	4,522	242	236
Expected return on plan assets	(6,369)	(6,455)	—	—
Amortization of prior service cost	327	340	6	22
Amortization of losses	4,394	2,593	156	66
Net periodic benefit cost	$4,775	$2,695	$631	$506

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$4,042	$3,390	$437	$364
Interest cost	8,309	9,044	465	472
Expected return on plan assets	(12,248)	(12,910)	—	—
Amortization of prior service cost	629	680	12	44
Amortization of losses	8,451	5,186	299	132
Net periodic benefit cost	$9,183	$5,390	$1,213	$1,012

In 2012, the Company has no mandatory pension contribution requirements and does not expect to make any discretionary contributions.

13.	DEBT
In March 2012, Rayonier issued $325 million of 3.75% Senior Notes due 2022. Approximately $150 million of the proceeds from these notes were used to repay borrowings outstanding under the Company's revolving credit facility. The Company had $430 million of available borrowing capacity under the revolving credit facility at June 30, 2012. The $300 million Senior Exchangeable Notes, which became exchangeable on July 15, 2012 and will remain so through maturity on October 15, 2012, are included in long-term debt due to the ability and intent of the Company to refinance them on a long-term basis.
As of March 31, 2012, the $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending June 30, 2012. Per the indenture, in order for the notes to become exchangeable, the Company's stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. During the quarter ending June 30, 2012, the note holders did not elect to exercise the exchange option. Based upon the average stock price for the 30 trading days ending June 30, 2012, these notes are not exchangeable in third quarter 2012.
An asset sales covenant in the Rayonier Forest Resources ("RFR") $112.5 million installment note agreement requires the

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Company, subject to certain exceptions, to either reinvest cumulative timberland sale proceeds for individual sales greater than $10 million (the "excess proceeds") in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During April 2012, the excess proceeds exceeded the $50 million limit and as a result, repayment of $59.9 million was offered to the note holders through May 15, 2012, at which time they declined and the excess proceeds were reset to zero.
There were no other significant changes to the Company's outstanding debt as reported in Note 11 — Debt of the Company's 2011 Annual Report on Form 10-K.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss was comprised of the following:

	June 30, 2012	December 31, 2011
Foreign currency translation adjustments	$32,222	$34,477
Joint venture cash flow hedges	(4,634)	(3,841)
Unrecognized losses of employee benefit plans, net of tax	(137,543)	(144,084)
Total	$(109,955)	$(113,448)

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
In October 2007, Rayonier TRS Holdings Inc. ("TRS") issued $300 million of 3.75% Senior Exchangeable Notes due 2012, and in August 2009 TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes for both transactions are fully and unconditionally guaranteed by Rayonier Inc. as the Parent Guarantor and Rayonier Operating Company LLC ("ROC") as the Subsidiary Guarantor. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$345,227	$43,584	$(16,885)	$371,926
Costs and Expenses
Cost of sales	—	—	—	250,845	26,716	(15,006)	262,555
Selling and general expenses	—	1,904	—	13,067	1,279	—	16,250
Other operating income, net	—	(109)	—	(2,330)	(4,011)	1,151	(5,299)
	—	1,795	—	261,582	23,984	(13,855)	273,506
Equity in income of New Zealand joint venture	—	—	—	167	3	—	170
OPERATING (LOSS) INCOME	—	(1,795)	—	83,812	19,603	(3,030)	98,590
Interest expense	(3,117)	(212)	(10,243)	(1,635)	(849)	—	(16,056)
Interest and miscellaneous income (expense), net	1,544	1,659	(834)	(4,135)	1,851	—	85
Equity in income from subsidiaries	70,652	70,948	60,407	—	—	(202,007)	—
INCOME BEFORE INCOME TAXES	69,079	70,600	49,330	78,042	20,605	(205,037)	82,619
Income tax benefit (expense)	—	52	4,043	(17,635)	—	—	(13,540)
NET INCOME	69,079	70,652	53,373	60,407	20,605	(205,037)	69,079
OTHER COMPREHENSIVE (LOSS) INCOME	(6,678)	(6,678)	698	698	(10,556)	15,838	(6,678)
COMPREHENSIVE INCOME	$62,401	$63,974	$54,071	$61,105	$10,049	$(189,199)	$62,401

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$330,812	$43,589	$(17,004)	$357,397
Costs and Expenses
Cost of sales	—	—	—	251,107	30,257	(18,592)	262,772
Selling and general expenses	—	2,215	—	12,985	792	—	15,992
Other operating expense (income), net	—	36	—	1,903	(1,230)	—	709
	—	2,251	—	265,995	29,819	(18,592)	279,473
Equity in income of New Zealand joint venture	—	—	—	167	982	—	1,149
OPERATING (LOSS) INCOME	—	(2,251)	—	64,984	14,752	1,588	79,073
Interest expense	—	(261)	(12,161)	(144)	(62)	—	(12,628)
Interest and miscellaneous income (expense), net	—	1,303	(1,117)	(4,992)	5,120	—	314
Equity in income from subsidiaries	56,454	57,748	44,783	—	—	(158,985)	—
INCOME BEFORE INCOME TAXES	56,454	56,539	31,505	59,848	19,810	(157,397)	66,759
Income tax (expense) benefit	—	(85)	4,845	(15,065)	—	—	(10,305)
NET INCOME	56,454	56,454	36,350	44,783	19,810	(157,397)	56,454
OTHER COMPREHENSIVE INCOME	10,235	10,235	360	360	8,020	(18,975)	10,235
COMPREHENSIVE INCOME	$66,689	$66,689	$36,710	$45,143	$27,830	$(176,372)	$66,689

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$680,665	$81,755	$(34,714)	$727,706
Costs and Expenses
Cost of sales	—	—	—	497,899	53,534	(35,565)	515,868
Selling and general expenses	—	5,215	—	28,579	2,074	—	35,868
Other operating expense (income), net	—	12	—	(818)	(6,792)	1,152	(6,446)
	—	5,227	—	525,660	48,816	(34,413)	545,290
Equity in income (loss) of New Zealand joint venture	—	—	—	338	(154)	—	184
OPERATING (LOSS) INCOME	—	(5,227)	—	155,343	32,785	(301)	182,600
Interest expense	(4,366)	(450)	(20,469)	(948)	(1,647)	—	(27,880)
Interest and miscellaneous income (expense), net	3,455	2,986	(2,042)	(8,039)	3,699	—	59
Equity in income from subsidiaries	123,426	126,394	106,152	—	—	(355,972)	—
INCOME BEFORE INCOME TAXES	122,515	123,703	83,641	146,356	34,837	(356,273)	154,779
Income tax (expense) benefit	—	(277)	8,217	(40,204)	—	—	(32,264)
NET INCOME	122,515	123,426	91,858	106,152	34,837	(356,273)	122,515
OTHER COMPREHENSIVE INCOME (LOSS)	$3,493	$3,493	$800	$800	$(3,424)	$(1,669)	$3,493
COMPREHENSIVE INCOME	$126,008	$126,919	$92,658	$106,952	$31,413	$(357,942)	$126,008

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$659,077	$86,421	$(30,371)	$715,127
Costs and Expenses
Cost of sales	—	—	—	495,404	58,254	(33,375)	520,283
Selling and general expenses	—	4,931	—	26,055	1,439	—	32,425
Other operating expense (income), net	—	85	—	2,201	(3,694)	(1)	(1,409)
	—	5,016	—	523,660	55,999	(33,376)	551,299
Equity in income of New Zealand joint venture	—	—	—	361	2,462	—	2,823
OPERATING (LOSS) INCOME	—	(5,016)	—	135,778	32,884	3,005	166,651
Interest expense	—	(391)	(25,211)	(256)	(87)	—	(25,945)
Interest and miscellaneous income (expense), net	—	2,640	(2,191)	(10,016)	10,172	—	605
Equity in income from subsidiaries	114,865	117,792	89,218	—	—	(321,875)	—
INCOME BEFORE INCOME TAXES	114,865	115,025	61,816	125,506	42,969	(318,870)	141,311
Income tax (expense) benefit	—	(160)	10,002	(36,288)	—	—	(26,446)
NET INCOME	114,865	114,865	71,818	89,218	42,969	(318,870)	114,865
OTHER COMPREHENSIVE INCOME	$12,049	$12,049	$509	$509	$7,830	$(20,897)	$12,049
COMPREHENSIVE INCOME	$126,914	$126,914	$72,327	$89,727	$50,799	$(339,767)	$126,914

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of June 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$97,335	$35,503	$15,197	$8,020	$33,048	$—	$189,103
Accounts receivable, less allowance for doubtful accounts	—	90	—	106,621	2,583	—	109,294
Inventory	—	—	—	126,681	—	(13,830)	112,851
Intercompany interest receivable	—	—	—	—	3,111	(3,111)	—
Prepaid and other current assets	—	836	763	80,541	6,943	—	89,083
Total current assets	97,335	36,429	15,960	321,863	45,685	(16,941)	500,331
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	40,375	1,454,261	1,789	1,496,425
NET PROPERTY, PLANT AND EQUIPMENT	—	2,461	—	557,123	3,192	—	562,776
INVESTMENT IN JOINT VENTURE	—	—	—	(10,550)	75,004	—	64,454
INVESTMENT IN SUBSIDIARIES	1,383,682	1,584,771	1,260,411	—	—	(4,228,864)	—
INTERCOMPANY NOTES RECEIVABLE	204,476	—	19,452	—	—	(223,928)	—
OTHER ASSETS	3,544	26,804	4,998	687,091	19,717	(549,563)	192,591
TOTAL ASSETS	$1,689,037	$1,650,465	$1,300,821	$1,595,902	$1,597,859	$(5,017,507)	$2,816,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,291	$11	$69,147	$2,283	$—	$72,732
Accrued taxes	—	487	—	36,260	4,214	—	40,961
Accrued payroll and benefits	—	11,126	—	10,417	1,762	—	23,305
Accrued interest	3,927	413	10,295	3,450	609	—	18,694
Accrued customer incentives	—	—	—	7,031	—	—	7,031
Other current liabilities	—	2,504	—	8,293	13,390	—	24,187
Current liabilities for dispositions and discontinued operations	—	—	—	9,843	—	—	9,843
Total current liabilities	3,927	15,821	10,306	144,441	22,258	—	196,753
LONG-TERM DEBT	325,000	—	604,997	—	88,096	—	1,018,093
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	76,596	—	—	76,596
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	113,772	—	26,301	—	—	140,073
OTHER NON-CURRENT LIABILITIES	—	17,972	—	6,360	620	—	24,952
INTERCOMPANY PAYABLE	—	119,218	—	81,793	210,689	(411,700)	—
TOTAL LIABILITIES	328,927	266,783	615,303	335,491	321,663	(411,700)	1,456,467
TOTAL SHAREHOLDERS’ EQUITY	1,360,110	1,383,682	685,518	1,260,411	1,276,196	(4,605,807)	1,360,110
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,689,037	$1,650,465	$1,300,821	$1,595,902	$1,597,859	$(5,017,507)	$2,816,577

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$3,173	$51,579	$12,000	$94,485	$86,639	$(39,000)	$208,876
INVESTING ACTIVITIES
Capital expenditures	—	(165)	—	(58,025)	(18,056)	—	(76,246)
Purchase of timberlands	—	—	—	—	(8,687)	—	(8,687)
Jesup mill cellulose specialties expansion	—	—	—	(63,998)	—	—	(63,998)
Change in restricted cash	—	—	—	—	(14,427)	—	(14,427)
Investment in Subsidiaries	(5,181)	—	(39,436)	—	—	44,617	—
Other	—	(69)	—	(962)	327	—	(704)
CASH USED FOR INVESTING ACTIVITIES	(5,181)	(234)	(39,436)	(122,985)	(40,843)	44,617	(164,062)
FINANCING ACTIVITIES
Issuance of debt	325,000	—	15,000	—	15,000	—	355,000
Repayment of debt	(120,000)	(30,000)	(23,110)	—	(15,000)	—	(188,110)
Dividends paid	(98,201)	—	—	—	—	—	(98,201)
Proceeds from the issuance of common shares	3,980	—	—	—	—	—	3,980
Excess tax benefits on stock-based compensation	—	—	—	4,234	—	—	4,234
Debt issuance costs	(3,653)	—	—	—	—	—	(3,653)
Repurchase of common shares	(7,783)	—	—	—	—	—	(7,783)
Intercompany distributions	—	5,181	(9,233)	24,669	(15,000)	(5,617)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	99,343	(24,819)	(17,343)	28,903	(15,000)	(5,617)	65,467
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	219	—	—	219
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	97,335	26,526	(44,779)	622	30,796	—	110,500
Balance, beginning of year	—	8,977	59,976	7,398	2,252	—	78,603
Balance, end of period	$97,335	$35,503	$15,197	$8,020	$33,048	$—	$189,103

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$87,805	$104,011	$15,000	$97,347	$81,107	$(190,403)	$194,867
INVESTING ACTIVITIES
Capital expenditures	—	(238)	—	(47,800)	(17,173)	—	(65,211)
Purchase of timberlands	—	—	—	—	(12,976)	—	(12,976)
Jesup mill cellulose specialties expansion	—	—	—	(3,576)	—	—	(3,576)
Change in restricted cash	—	—	—	—	8,323	—	8,323
Investment in Subsidiaries	—	—	24,778	—	—	(24,778)	—
Other	—	—	—	2,698	(72)	—	2,626
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(238)	24,778	(48,678)	(21,898)	(24,778)	(70,814)
FINANCING ACTIVITIES
Issuance of debt	—	—	—	—	70,000	—	70,000
Repayment of debt	—	—	(75,000)	—	(70,000)	—	(145,000)
Dividends paid	(87,871)	—	—	—	—	—	(87,871)
Proceeds from the issuance of common shares	7,894	—	—	—	—	—	7,894
Excess tax benefits on stock-based compensation	—	—	—	4,900	—	—	4,900
Debt issuance costs	—	(480)	(703)	—	(480)	—	(1,663)
Repurchase of common shares	(7,828)	—	—	—	—	—	(7,828)
Intercompany distributions	—	(87,325)	(15,000)	(43,336)	(69,520)	215,181	—
CASH USED FOR FINANCING ACTIVITIES	(87,805)	(87,805)	(90,703)	(38,436)	(70,000)	215,181	(159,568)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	232	—	—	232
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	15,968	(50,925)	10,465	(10,791)	—	(35,283)
Balance, beginning of year	—	29,759	283,258	1,280	35,166	—	349,463
Balance, end of period	$—	$45,727	$232,333	$11,745	$24,375	$—	$314,180

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$315,293	$73,518	$(16,885)	$371,926
Costs and Expenses
Cost of sales	—	224,027	53,534	(15,006)	262,555
Selling and general expenses	—	11,841	4,409	—	16,250
Other operating income, net	—	(2,561)	(3,889)	1,151	(5,299)
	—	233,307	54,054	(13,855)	273,506
Equity in income of New Zealand joint venture	—	—	170	—	170
OPERATING INCOME	—	81,986	19,634	(3,030)	98,590
Interest expense	(3,117)	(12,089)	(850)	—	(16,056)
Interest and miscellaneous income (expense), net	1,544	(3,320)	1,861	—	85
Equity in income from subsidiaries	70,652	17,014	—	(87,666)	—
INCOME BEFORE INCOME TAXES	69,079	83,591	20,645	(90,696)	82,619
Income tax expense	—	(12,939)	(601)	—	(13,540)
NET INCOME	69,079	70,652	20,044	(90,696)	69,079
OTHER COMPREHENSIVE LOSS	(6,678)	(6,678)	(10,079)	16,757	(6,678)
COMPREHENSIVE INCOME	$62,401	$63,974	$9,965	$(73,939)	$62,401

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2011
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$294,277	$80,123	$(17,003)	$357,397
Costs and Expenses
Cost of sales	—	217,793	63,571	(18,592)	262,772
Selling and general expenses	—	11,785	4,207	—	15,992
Other operating expense (income), net	—	794	(85)	—	709
	—	230,372	67,693	(18,592)	279,473
Equity in income of New Zealand joint venture	—	—	1,149	—	1,149
OPERATING INCOME	—	63,905	13,579	1,589	79,073
Interest expense	—	(12,566)	(62)	—	(12,628)
Interest and miscellaneous (expense) income, net	—	(4,823)	5,137	—	314
Equity in income from subsidiaries	56,454	20,328	—	(76,782)	—
INCOME BEFORE INCOME TAXES	56,454	66,844	18,654	(75,193)	66,759
Income tax (expense) benefit	—	(10,390)	85	—	(10,305)
NET INCOME	56,454	56,454	18,739	(75,193)	56,454
OTHER COMPREHENSIVE INCOME	10,235	10,235	8,142	(18,377)	10,235
COMPREHENSIVE INCOME	$66,689	$66,689	$26,881	$(93,570)	$66,689

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$627,935	$134,485	$(34,714)	$727,706
Costs and Expenses
Cost of sales	—	451,535	99,898	(35,565)	515,868
Selling and general expenses	—	27,539	8,329	—	35,868
Other operating income, net	—	(1,581)	(6,017)	1,152	(6,446)
	—	477,493	102,210	(34,413)	545,290
Equity in income of New Zealand joint venture	—	—	184	—	184
OPERATING INCOME	—	150,442	32,459	(301)	182,600
Interest expense	(4,366)	(21,867)	(1,647)	—	(27,880)
Interest and miscellaneous income (expense), net	3,455	(7,109)	3,713	—	59
Equity in income from subsidiaries	123,426	33,669	—	(157,095)	—
INCOME BEFORE INCOME TAXES	122,515	155,135	34,525	(157,396)	154,779
Income tax expense	—	(31,709)	(555)	—	(32,264)
NET INCOME	122,515	123,426	33,970	(157,396)	122,515
OTHER COMPREHENSIVE INCOME (LOSS)	3,493	3,493	(3,049)	(444)	3,493
COMPREHENSIVE INCOME	$126,008	$126,919	$30,921	$(157,840)	$126,008

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2011
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$590,528	$154,970	$(30,371)	$715,127
Costs and Expenses
Cost of sales	—	433,359	120,299	(33,375)	520,283
Selling and general expenses	—	24,554	7,871	—	32,425
Other operating expense (income), net	—	1,854	(3,262)	(1)	(1,409)
	—	459,767	124,908	(33,376)	551,299
Equity in income of New Zealand joint venture	—	—	2,823	—	2,823
OPERATING INCOME	—	130,761	32,885	3,005	166,651
Interest expense	—	(25,858)	(87)	—	(25,945)
Interest and miscellaneous (expense) income, net	—	(9,586)	10,191	—	605
Equity in income from subsidiaries	114,865	45,702	—	(160,567)	—
INCOME BEFORE INCOME TAXES	114,865	141,019	42,989	(157,562)	141,311
Income tax expense	—	(26,154)	(292)	—	(26,446)
NET INCOME	114,865	114,865	42,697	(157,562)	114,865
OTHER COMPREHENSIVE INCOME	12,049	12,049	7,861	(19,910)	12,049
COMPREHENSIVE INCOME	$126,914	$126,914	$50,558	$(177,472)	$126,914

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of June 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$97,335	$45,695	$46,073	$—	$189,103
Accounts receivable, less allowance for doubtful accounts	—	100,423	8,871	—	109,294
Inventory	—	125,688	993	(13,830)	112,851
Intercompany interest receivable	—	—	3,111	(3,111)	—
Prepaid and other current assets	—	81,623	7,460	—	89,083
Total current assets	97,335	353,429	66,508	(16,941)	500,331
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	115,833	1,378,803	1,789	1,496,425
NET PROPERTY, PLANT AND EQUIPMENT	—	558,690	4,086	—	562,776
INVESTMENT IN JOINT VENTURE	—	—	64,454	—	64,454
INVESTMENT IN SUBSIDIARIES	1,383,682	839,141	—	(2,222,823)	—
INTERCOMPANY NOTES RECEIVABLE	204,476	—	—	(204,476)	—
OTHER ASSETS	3,544	694,655	43,955	(549,563)	192,591
TOTAL ASSETS	$1,689,037	$2,561,748	$1,557,806	$(2,992,014)	$2,816,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$68,140	$4,592	$—	$72,732
Accrued taxes	—	36,879	4,082	—	40,961
Accrued payroll and benefits	—	20,853	2,452	—	23,305
Accrued interest	3,927	14,158	609	—	18,694
Accrued customer incentives	—	7,031	—	—	7,031
Other current liabilities	—	10,096	14,091	—	24,187
Current liabilities for dispositions and discontinued operations	—	9,843	—	—	9,843
Total current liabilities	3,927	167,000	25,826	—	196,753
LONG-TERM DEBT	325,000	604,997	88,096	—	1,018,093
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	76,596	—	—	76,596
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	140,073	—	—	140,073
OTHER NON-CURRENT LIABILITIES	—	23,469	1,483	—	24,952
INTERCOMPANY PAYABLE	—	165,931	226,317	(392,248)	—
TOTAL LIABILITIES	328,927	1,178,066	341,722	(392,248)	1,456,467
TOTAL SHAREHOLDERS’ EQUITY	1,360,110	1,383,682	1,216,084	(2,599,766)	1,360,110
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,689,037	$2,561,748	$1,557,806	$(2,992,014)	$2,816,577

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$3,173	$139,606	$81,097	$(15,000)	$208,876
INVESTING ACTIVITIES
Capital expenditures	—	(58,219)	(18,027)	—	(76,246)
Purchase of timberlands	—	(101)	(8,586)	—	(8,687)
Jesup mill cellulose specialties expansion	—	(63,998)	—	—	(63,998)
Change in restricted cash	—	—	(14,427)	—	(14,427)
Investment in Subsidiaries	(5,181)	—	—	5,181	—
Other	—	(1,030)	326	—	(704)
CASH USED FOR INVESTING ACTIVITIES	(5,181)	(123,348)	(40,714)	5,181	(164,062)
FINANCING ACTIVITIES
Issuance of debt	325,000	15,000	15,000	—	355,000
Repayment of debt	(120,000)	(53,110)	(15,000)	—	(188,110)
Dividends paid	(98,201)	—	—	—	(98,201)
Proceeds from the issuance of common shares	3,980	—	—	—	3,980
Excess tax benefits on stock-based compensation	—	4,234	—	—	4,234
Debt issuance costs	(3,653)	—	—	—	(3,653)
Repurchase of common shares	(7,783)	—	—	—	(7,783)
Intercompany distributions	—	5,181	(15,000)	9,819	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	99,343	(28,695)	(15,000)	9,819	65,467
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	219	—	219
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	97,335	(12,437)	25,602	—	110,500
Balance, beginning of year	—	58,132	20,471	—	78,603
Balance, end of period	$97,335	$45,695	$46,073	$—	$189,103

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2011
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$87,805	$178,470	$85,437	$(156,845)	$194,867
INVESTING ACTIVITIES
Capital expenditures	—	(48,003)	(17,208)	—	(65,211)
Purchase of timberlands	—	—	(12,976)	—	(12,976)
Jesup mill cellulose specialties expansion	—	(3,576)	—	—	(3,576)
Change in restricted cash	—	—	8,323	—	8,323
Other	—	2,698	(72)	—	2,626
CASH USED FOR INVESTING ACTIVITIES	—	(48,881)	(21,933)	—	(70,814)
FINANCING ACTIVITIES
Issuance of debt	—	—	70,000	—	70,000
Repayment of debt	—	(75,000)	(70,000)	—	(145,000)
Dividends paid	(87,871)	—	—	—	(87,871)
Proceeds from the issuance of common shares	7,894	—	—	—	7,894
Excess tax benefits on stock-based compensation	—	4,900	—	—	4,900
Debt issuance costs	—	(1,183)	(480)	—	(1,663)
Repurchase of common shares	(7,828)	—	—	—	(7,828)
Intercompany distributions	—	(87,325)	(69,520)	156,845	—
CASH USED FOR FINANCING ACTIVITIES	(87,805)	(158,608)	(70,000)	156,845	(159,568)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	232	—	232
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	(29,019)	(6,264)	—	(35,283)
Balance, beginning of year	—	303,746	45,717	—	349,463
Balance, end of period	$—	$274,727	$39,453	$—	$314,180

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Segments
We are a leading international forest products company primarily engaged in timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. We operate in four reportable business segments: Forest Resources, Real Estate, Performance Fibers, and Wood Products. Forest Resources sales include all activities which relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use ("HBU"). The assets of the Real Estate segment include HBU property held by our real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of lumber operations. Our remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are combined and reported in "Other Operations." Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits or losses are eliminated in consolidation.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2012	2011	2012	2011
Sales
Forest Resources
Atlantic	$16	$18	$31	$31
Gulf States	9	7	19	16
Northern	26	29	50	53
New Zealand	2	3	5	5
Total Forest Resources	53	57	105	105
Real Estate
Development	—	—	—	1
Rural	11	10	23	22
Non-Strategic Timberlands	1	2	1	3
Total Real Estate	12	12	24	26
Performance Fibers
Cellulose specialties	220	192	432	386
Absorbent materials	35	41	73	98
Total Performance Fibers	255	233	505	484
Wood Products	24	18	43	34
Other Operations	28	39	51	69
Intersegment Eliminations	—	(2)	—	(3)
Total Sales	$372	$357	$728	$715

Operating Income (Loss)
Forest Resources	$8	$12	$16	$23
Real Estate	6	5	12	12
Performance Fibers	84	71	164	147
Wood Products	4	(1)	5	(1)
Other Operations	1	(1)	—	—
Corporate and other	(4)	(7)	(14)	(14)
Operating Income	99	79	183	167
Interest Expense, Interest Income and Other	(16)	(13)	(28)	(26)
Income Tax Expense	(14)	(10)	(32)	(26)
Net Income	$69	$56	$123	$115

Diluted Earnings Per Share	$0.54	$0.45	$0.96	$0.92

FOREST RESOURCES

Sales (in millions)	2011	Changes Attributable to:		2012
Three Months Ended June 30,		Price	Volume/ Mix/Other
Atlantic	$18	$1	$(3)	$16
Gulf States	7	—	2	9
Northern	29	(2)	(1)	26
New Zealand	3	—	(1)	2
Total Sales	$57	$(1)	$(3)	$53

Sales (in millions)	2011	Changes Attributable to:		2012
Six Months Ended June 30,		Price	Volume/ Mix/Other
Atlantic	$31	$2	$(2)	$31
Gulf States	16	(1)	4	19
Northern	53	(3)	—	50
New Zealand	5	—	—	5
Total Sales	$105	$(2)	$2	$105

Operating Income (in millions)	2011	Changes Attributable to:			2012
Three Months Ended June 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$—	$1	$—	$1	$2
Gulf States	—	—	1	1	2
Northern	11	(2)	(2)	(3)	4
New Zealand/Other	1	—	—	(1)	—
Total Operating Income	$12	$(1)	$(1)	$(2)	$8

Operating Income (in millions)	2011	Changes Attributable to:			2012
Six Months Ended June 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$2	$2	$—	$1	$5
Gulf States	—	(1)	1	2	2
Northern	18	(3)	(4)	(3)	8
New Zealand/Other	3	—	—	(2)	1
Total Operating Income	$23	$(2)	$(3)	$(2)	$16

In the Atlantic region, sales for the three and six months ended June 30, 2012 benefited from a 15 percent and 11 percent increase in pine stumpage prices from the prior year periods, respectively, reflecting stronger pulpwood demand and the impact of fire salvage on 2011 prices. The impact to sales from the increased stumpage prices was offset by a mix shift from higher-priced log sales in 2011 to stumpage sales in 2012.
The Atlantic region's change in operating income reflects higher pulpwood prices in the 2012 periods and approximately $2 million of forest fires losses in 2011.
In the Gulf States region, sales increased for the three and six months ended June 30, 2012 compared to the prior year periods as volumes rose 35 and 31 percent, respectively, mainly due to the integration of 2011 timberland acquisitions. These increases were partially offset by a six percent decline in average prices due to a shift from sawlogs to pulpwood for both 2012 periods. Operating income improved in 2012 primarily due to higher volumes and increased non-timber income.
In the Northern region, second quarter and year-to-date sales and operating income were below the prior year periods due to weaker Asian demand and higher logging costs. Volumes decreased 10 percent and five percent and prices declined five percent and two percent for the second quarter and year-to-date 2012 periods, respectively, compared to the prior year periods.
The New Zealand sales represent timberland management fees for services provided to our New Zealand joint venture ("JV")

in which we own 26 percent. The operating income primarily represents equity earnings related to the JV's timber activities, which declined in 2012 primarily due to lower Asian demand.
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

Sales (in millions)	2011	Changes Attributable to:	2012
Three Months Ended June 30,		Price/Volume/Mix
Development	$—	$—	$—
Rural	10	1	11
Non-Strategic Timberlands	2	(1)	1
Total Sales	$12	$—	$12

Sales (in millions)	2011	Changes Attributable to:	2012
Six Months Ended June 30,		Price/Volume/Mix
Development	$1	$(1)	$—
Rural	22	1	23
Non-Strategic Timberlands	3	(2)	1
Total Sales	$26	$(2)	$24

Operating Income (in millions)	2011	Changes Attributable to:	2012
Three Months Ended June 30,		Price/Volume/Mix
Total Operating Income	$5	$1	$6

Operating Income (in millions)	2011	Changes Attributable to:	2012
Six Months Ended June 30,		Price/Volume/Mix
Total Operating Income	$12	$—	$12
Second quarter sales of $12 million was consistent with the prior year period while operating income of $6 million increased $1 million from 2011. Year-to-date, sales were $2 million below 2011 while operating income remained consistent with the prior year period. Although total acres sold were comparable with the prior year periods, margins improved slightly in the second quarter due to geographic property mix.
PERFORMANCE FIBERS

Sales (in millions)	2011	Changes Attributable to:		2012
Three Months Ended June 30,		Price	Volume/ Mix
Cellulose specialties	$192	$23	$5	$220
Absorbent materials	41	(6)	—	35
Total Sales	$233	$17	$5	$255

Sales (in millions)	2011	Changes Attributable to:		2012
Six Months Ended June 30,		Price	Volume/ Mix
Cellulose specialties	$386	$50	$(4)	$432
Absorbent materials	98	(15)	(10)	73
Total Sales	$484	$35	$(14)	$505

Cellulose specialties sales improved in 2012 versus the prior year periods as prices increased 12 percent and 13 percent for the quarter and year-to-date, respectively, reflecting strong demand. Cellulose specialties volumes increased by two percent and decreased by one percent for the three and six months ended June 30, 2012 compared to the respective 2011 periods mainly due to the timing of customer orders.
Absorbent materials sales decreased from the prior year periods as prices declined 17 percent for both second quarter and year-to-date 2012, reflecting weaker markets. Volumes were comparable for second quarter 2012 compared to 2011, while year-to-date 2012 volumes were down 10 percent as a shift in customer orders from first quarter to second quarter 2012 was more than offset by minor production issues.

Operating Income (in millions)	2011	Changes Attributable to:			2012
Three Months Ended June 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$71	$17	$2	$(6)	$84

Operating Income (in millions)	2011	Changes Attributable to:			2012
Six Months Ended June 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$147	$35	$(3)	$(15)	$164

Operating income improved for the three and six months ended June 30, 2012 over the prior year periods as higher cellulose specialties prices more than offset weaker absorbent materials prices and increases in chemical and labor costs.
As previously announced, we have commenced a cellulose specialties expansion ("CSE") project to convert a fiber line at our Jesup, Georgia mill from absorbent materials to cellulose specialties. The CSE is on pace to be completed by mid-2013. Upon completion of the CSE and customer product qualifications, we will be exiting the more commodity-like absorbent materials business and transitioning to producing only cellulose specialties. Over the next twelve months, we do not expect the CSE to have a material impact on our revenues or expenses, as the project will be in the construction phase.
Upon completion of the CSE, we will undergo a phase-in period to complete customer qualifications. After the phase-in period, we anticipate total sales and operating income to increase as we expect higher prices received for our cellulose specialties to more than offset higher input costs and depreciation, and the net 70,000 metric ton reduction in our Performance Fibers production capacity. For the quarter ended June 30, 2012, our cellulose specialties average sales price of $1,892 per metric ton was $1,173 higher than our absorbent materials average sales price per metric ton. Due to the uncertainty of the timing surrounding the phase-in period, and the potential for sales prices and raw material costs to change, we cannot reasonably estimate the impact of the CSE on our operating margins beyond mid-2013 at this time.
WOOD PRODUCTS

Sales (in millions)	2011	Changes Attributable to:		2012
Three Months Ended June 30,		Price	Volume
Total Sales	$18	$5	$1	$24

Sales (in millions)	2011	Changes Attributable to:		2012
Six Months Ended June 30,		Price	Volume
Total Sales	$34	$4	$5	$43

Operating (Loss) Income (in millions)	2011	Changes Attributable to:		2012
Three Months Ended June 30,		Price	Volume/Costs
Total Operating (Loss) Income	$(1)	$5	$—	$4

Operating (Loss) Income (in millions)	2011	Changes Attributable to:		2012
Six Months Ended June 30,		Price	Volume/Costs
Total Operating (Loss) Income	$(1)	$4	$2	$5

Wood Products results improved during the second quarter and six months ended June 30, 2012 due to increased demand as volumes rose 24 percent and 10 percent and prices increased seven percent and 16 percent from the respective prior year periods. The year-to-date 2012 results also benefited from lower wood and production costs.
OTHER OPERATIONS
Sales declined for the three and six months ended June 30, 2012 from the prior year periods due to lower export demand from our New Zealand log trading business. Second quarter and year-to-date operating results in 2012 and 2011 were close to break-even, with changes in operating income due to foreign exchange gains and losses.
Corporate and Other Expense/Eliminations
Corporate and other expenses for second quarter 2012 decreased from the prior year period primarily due to a $2 million favorable insurance settlement. Year-to-date corporate and other expenses were comparable to the prior year period as higher stock-based compensation expense from our prior CEO's retirement, offset the second quarter insurance settlement.
Interest Expense/Income and Income Tax Expense
Included in the second quarter 2012 and 2011 results were net benefits of $6 million and $4 million, respectively, relating to the exchange of the alternative fuel mixture credit ("AFMC") for the cellulosic biofuel producer credit associated with the production and use of black liquor in 2009. In order to complete the exchange, we are required to pay the IRS interest related to funds received in 2010 for the AFMC. The $6 million net benefit in the 2012 results is recorded separately as a tax benefit of $9 million and interest expense of $3 million. There was minimal interest expense in the 2011 periods related to the exchange.
Excluding the impact of the black liquor exchange discussed above, interest and other for the quarter and year-to-date periods were comparable and $1 million lower, respectively, as higher average outstanding debt in 2012 was more than offset by higher capitalized interest related to the CSE and lower borrowing rates.
The effective tax rates for the quarter and year-to-date were 16.4 percent and 20.8 percent compared to 15.4 percent and 18.7 percent in 2011, respectively, reflecting proportionately higher expected earnings from our taxable REIT subsidiaries in 2012. Also included in the three months ended June 30, 2012 and 2011 were tax benefits for the tax credit exchange as discussed above. See Note 3 —  Income Taxes for additional information.
Outlook
In Forest Resources, we will continue capitalizing on local market opportunities in the Southeast, while in the Northwest we will increase harvest volumes as Asian markets improve. In Performance Fibers, we anticipate another record year driven by strong cellulose specialties markets and we are on track to complete our CSE project by mid-2013. We expect full year earnings to be comparable to 2011, excluding special items. We expect full year CAD to range from $295 million to $310 million.
Our full year 2012 financial guidance is subject to a number of variables and uncertainties, including those discussed under Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements of this Form 10-Q and Item 1A — Risk Factors in our 2011 Annual Report on Form 10-K.
Employee Relations
On June 30, 2012, collective bargaining agreements covering approximately 700 hourly employees at our Jesup mill expired. However, all parties have agreed to extend the contracts while negotiations continue. While there can be no assurance, we expect to reach mutually satisfactory agreements with our unions. However, a work stoppage could have a material adverse effect on our business, results of operations and financial condition. See Item 1 — Business in our 2011 Annual Report on Form 10-K.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality in working capital needs and long-term debt has been used to fund major acquisitions and strategic projects.
Summary of Liquidity and Financing Commitments (in millions of dollars)

	June 30,	December 31,
	2012	2011
Cash and cash equivalents (a)	$189	$79
Total debt	1,018	847
Shareholders’ equity	1,360	1,323
Total capitalization (total debt plus equity)	2,378	2,170
Debt to capital ratio	43%	39%
(a) Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30:

	2012	2011
Cash provided by (used for):
Operating activities	$209	$195
Investing activities	(164)	(71)
Financing activities	65	(160)
Cash Provided by Operating Activities
Cash provided by operating activities increased primarily due to higher Performance Fibers operating results. Higher cash taxes in 2012 due to proportionately higher expected income from our taxable REIT subsidiaries was offset by lower cash interest payments due to timing.
Cash Used for Investing Activities
Cash used for investing activities rose mainly due to an increase in strategic capital for the Jesup mill CSE. The change in restricted cash from the timing of like-kind exchange transactions and higher capital expenditures in 2012 also contributed to the increase.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities increased mainly due to net borrowings of $167 million in 2012 versus net repayments of $75 million in 2011. This was partially offset by higher dividend payments due to the third quarter 2011 dividend rate increase.
Expected 2012 Expenditures
Capital expenditures in 2012 are forecasted to be between $150 million and $160 million, excluding strategic acquisitions and the CSE. We expect CSE expenditures in 2012 to range between $200 million and $210 million. As previously announced, we increased our quarterly dividend by 10 percent to $0.44 per share effective for the third quarter 2012 distribution, which will raise our quarterly dividend payment to approximately $54 million, compared to $49 million in second quarter 2012. Full year 2012 dividend payments are expected to increase to $ 206 million from $185 million assuming no change in the recently approved dividend rate. We have $300 million in Senior Exchangeable Notes which became exchangeable in July 2012 and will remain so through maturity in October 2012. As the notes are exchanged or mature, we expect to refinance them on a long-term basis.
We have no mandatory pension contributions in 2012 and do not expect to make any discretionary contributions. Cash payments for income taxes in 2012 are anticipated to be between $70 million and $80 million. Expenditures related to dispositions and discontinued operations are forecasted to be approximately $10 million. See Note 10 — Liabilities for Dispositions and Discontinued Operations for further information.

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
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income to EBITDA Reconciliation
Net Income	$69	$56	$123	$115
Income tax expense	14	10	32	26
Interest, net	16	13	28	26
Depreciation, depletion and amortization	35	31	66	63
EBITDA	$134	$110	$249	$230
EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
EBITDA by Segment
Forest Resources	$25	$28	$50	$54
Real Estate	8	7	15	17
Performance Fibers	99	83	190	171
Wood Products	5	—	7	1
Other Operations	1	(1)	—	—
Corporate and other (a)	(4)	(7)	(13)	(13)
EBITDA	$134	$110	$249	$230
(a) The second quarter 2012 corporate and other results benefited from a favorable insurance settlement, but year-to-date Corporate EBITDA is comparable to 2011 due to the timing of expenses.
For the three and six months ended June 30, 2012, EBITDA was higher than the prior year periods primarily due to higher operating results.

The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and Other	Total
Three Months Ended June 30, 2012
Operating Income	$8	$6	$84	$4	$1	$(4)	$99
Add: Depreciation, depletion and amortization	17	2	15	1	—	—	35
EBITDA	$25	$8	$99	$5	$1	$(4)	$134

Three Months Ended June 30, 2011
Operating Income (Loss)	$12	$5	$71	$(1)	$(1)	$(7)	$79
Add: Depreciation, depletion and amortization	16	2	12	1	—	—	31
EBITDA	$28	$7	$83	$—	$(1)	$(7)	$110

Six Months Ended June 30, 2012
Operating Income	$16	$12	$164	$5	$—	$(14)	$183
Add: Depreciation, depletion and amortization	34	3	26	2	—	1	66
EBITDA	$50	$15	$190	$7	$—	$(13)	$249

Six Months Ended June 30, 2011
Operating Income (Loss)	$23	$12	$147	$(1)	$—	$(14)	$167
Add: Depreciation, depletion and amortization	31	5	24	2	—	1	63
EBITDA	$54	$17	$171	$1	$—	$(13)	$230

Adjusted CAD is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchase of the Company's common shares, debt reduction and strategic acquisitions. We define CAD as Cash Provided by Operating Activities adjusted for capital spending, the change in committed cash, and other items which include cash provided by discontinued operations, proceeds from matured energy forward contracts, excess tax benefits on stock-based compensation and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled "Adjusted CAD."
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2012	2011
Cash provided by operating activities	$209	$195
Capital expenditures (a)	(76)	(65)
Change in committed cash	3	—
Excess tax benefits on stock-based compensation	4	5
Other	1	(1)
CAD	141	134
Mandatory debt repayments	(23)	—
Adjusted CAD	$118	$134

Cash used for investing activities	$(164)	$(71)
Cash provided by (used for) financing activities	$65	$(160)
(a) Capital expenditures exclude strategic capital. Strategic capital totaled $73 million for the CSE and $9 million for timberland acquisitions for the six months ended June 30, 2012. Strategic capital totaled $4 million for the CSE and $13 million for timberland acquisitions for the six months ended June 30, 2011.
Adjusted CAD was lower in 2012 as higher operating results were more than offset by mandatory debt repayments and higher capital expenditures. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Liquidity Facilities
In March 2012, we issued $325 million of 3.75% Senior Notes due 2022. Approximately $150 million of the proceeds from these notes were used to repay borrowings outstanding under our revolving credit facility. The Company had $430 million of available borrowings under this facility at June 30, 2012.
As of March 31, 2012, our $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending June 30, 2012. Per the indenture, in order for the notes to become exchangeable, the Company's stock price must exceed 130 percent of the exchange price for 20 trading days in a period of 30 consecutive trading days as of the last day of the quarter. During the quarter ended June 30, 2012, the note holders did not elect to exercise the exchange option. Based upon the average stock price for the 30 trading days ending June 30, 2012, these notes are not exchangeable in third quarter 2012.
In connection with our installment note and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA and ratios of cash flows to fixed charges. At June 30, 2012, we are in compliance with all of these covenants.
In addition to these financial covenants, the installment note, mortgage note and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between Rayonier Forest Resources ("RFR") and Rayonier among others. An asset sales covenant in the RFR $112.5 installment note agreement requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the "excess proceeds") in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During April 2012, the excess proceeds exceeded the $50 million limit and as a result, repayment of $59.9 million was offered to the note holders through May 15, 2012, at which time they declined and the excess proceeds were reset to zero. The amount of excess proceeds was $0 and $37.5 million at June 30, 2012 and December 31, 2011, respectively.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
For the six months ended June 30, 2012, the only significant changes to the Contractual Financial Obligations table as presented in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K, were the issuance of $325 million of 3.75% Senior Notes due 2022 and the repayment of $150 million on our revolving credit facility. As a result of these changes, interest payments on long-term debt are expected to increase by approximately $101 million through the year 2022. See Note 13 — Debt for additional information. See Note 9 — Guarantees for details on the letters of credit, surety bonds and guarantees as of June 30, 2012.
Sales Volumes by Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Forest Resources — in thousands of short green tons
Atlantic	823	863	1,560	1,508
Gulf States	403	299	845	645
Northern	426	476	868	912
Total	1,652	1,638	3,273	3,065
Real Estate — in acres
Development	15	50	35	107
Rural	4,036	4,019	9,488	9,464
Non-Strategic Timberlands	717	897	956	1,227
Total	4,768	4,966	10,479	10,798
Performance Fibers
Sales volume — in thousands of metric tons
Cellulose specialties	116	114	234	236
Absorbent materials	46	45	97	108
Total	162	159	331	344
Wood Products
Lumber sales volume — in millions of board feet	75	70	146	126

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2012.
In the quarter ended June 30, 2012, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's May 23, 2012 Form 8-K
3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's October 21, 2009 Form 8-K
10.1	Rayonier Incentive Stock Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's May 23, 2012 Form 8-K
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in Extensible Business Reporting Language ("XBRL"), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011; (ii) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011; and (iv) the Notes to Condensed Consolidated Financial Statements

Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Date: July 27, 2012