Form 10-Q
period 2012-09-30
RAYONIER INC
filed 2012-10-26
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
YES ☐        NO  ☒

As of October 18, 2012, there were outstanding 123,205,340 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
SALES	$408,988	$385,091	$1,136,694	$1,100,218
Costs and Expenses
Cost of sales	278,651	266,184	794,519	786,467
Selling and general expenses	15,837	15,762	51,705	48,187
Other operating expense (income), net (Note 15)	1,392	(4,171)	(5,054)	(5,580)
	295,880	277,775	841,170	829,074
Equity in income of New Zealand joint venture	66	994	250	3,817
OPERATING INCOME	113,174	108,310	295,774	274,961
Interest expense	(8,253)	(12,356)	(36,133)	(38,300)
Interest and miscellaneous income, net	234	331	294	935
INCOME BEFORE INCOME TAXES	105,155	96,285	259,935	237,596
Income tax (expense) benefit	(24,595)	8,624	(56,859)	(17,822)
NET INCOME	80,560	104,909	203,076	219,774
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	5,373	3,584	3,115	11,314
New Zealand joint venture cash flow hedges	878	(630)	86	(498)
Amortization of losses from pension and postretirement plans, net of income tax expense of $1,482, $1,017, $4,332 and $2,871	3,401	2,261	9,943	6,449
Total other comprehensive income	9,652	5,215	13,144	17,265
COMPREHENSIVE INCOME	$90,212	$110,124	$216,220	$237,039
EARNINGS PER COMMON SHARE (Note 2)
Basic earnings per share	$0.66	$0.86	$1.66	$1.81

Diluted earnings per share	$0.62	$0.84	$1.58	$1.75

Dividends per share	$0.44	$0.40	$1.24	$1.12

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215,475	$78,603
Accounts receivable, less allowance for doubtful accounts of $418 and $399	109,943	95,008
Inventory
Finished goods	95,026	96,261
Work in progress	6,421	5,544
Raw materials	17,337	18,295
Manufacturing and maintenance supplies	2,299	1,898
Total inventory	121,083	121,998
Prepaid and other current assets	78,680	48,893
Total current assets	525,181	344,502
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,489,889	1,503,711
PROPERTY, PLANT AND EQUIPMENT
Land	29,021	26,917
Buildings	143,854	140,269
Machinery and equipment	1,412,283	1,355,897
Construction in progress	218,365	96,097
Total property, plant and equipment, gross	1,803,523	1,619,180
Less — accumulated depreciation	(1,173,712)	(1,157,628)
Total property, plant and equipment, net	629,811	461,552
INVESTMENT IN JOINT VENTURE (Note 5)	70,189	69,219
OTHER ASSETS	198,798	190,364
TOTAL ASSETS	$2,913,868	$2,569,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$91,662	$72,873
Current maturities of long-term debt	41,268	28,110
Accrued taxes	64,722	5,223
Accrued payroll and benefits	25,066	26,846
Accrued interest	17,401	7,044
Accrued customer incentives	9,620	10,369
Other current liabilities	28,398	17,855
Current liabilities for dispositions and discontinued operations (Note 10)	8,929	9,931
Total current liabilities	287,066	178,251
LONG-TERM DEBT	967,785	819,229
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 10)	75,524	80,893
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 12)	140,153	140,623
OTHER NON-CURRENT LIABILITIES	25,374	27,279
COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 and 240,000,000 shares authorized, 123,189,001 and 122,035,177 shares issued and outstanding	662,504	630,286
Retained earnings	855,766	806,235
Accumulated other comprehensive loss	(100,304)	(113,448)
TOTAL SHAREHOLDERS' EQUITY	1,417,966	1,323,073
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,913,868	$2,569,348

See Notes to Condensed Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$203,076	$219,774
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	102,499	101,758
Non-cash cost of real estate sold	3,005	3,108
Stock-based incentive compensation expense	12,212	11,793
Amortization of debt discount/premium	5,367	6,471
Deferred income taxes	(17,688)	(5,967)
Amortization of losses from pension and postretirement plans	14,275	9,320
Non-cash adjustments to unrecognized tax benefit liability	—	(16,000)
Other	(2,701)	(5,177)
Changes in operating assets and liabilities:
Receivables	(14,169)	(24,071)
Inventories	(646)	(8,435)
Accounts payable	(13,326)	6,346
Income tax receivable/payable	52,189	29,483
All other operating activities	16,416	4,782
Expenditures for dispositions and discontinued operations	(6,867)	(6,915)
CASH PROVIDED BY OPERATING ACTIVITIES	353,642	326,270
INVESTING ACTIVITIES
Capital expenditures	(112,015)	(87,156)
Purchase of timberlands	(11,632)	(94,162)
Jesup mill cellulose specialties expansion (gross purchases of $130,718 and $14,567, net of purchases on account of $25,936 and $6,508)	(104,782)	(8,059)
Change in restricted cash	(12,796)	8,323
Other	4,281	513
CASH USED FOR INVESTING ACTIVITIES	(236,944)	(180,541)
FINANCING ACTIVITIES
Issuance of debt	355,000	180,000
Repayment of debt	(198,653)	(180,000)
Dividends paid	(152,358)	(136,563)
Proceeds from the issuance of common shares	20,732	8,248
Excess tax benefits on stock-based compensation	7,057	4,951
Debt issuance costs	(3,698)	(2,027)
Repurchase of common shares	(7,783)	(7,909)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	20,297	(133,300)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(123)	393
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	136,872	12,822
Balance, beginning of year	78,603	349,463
Balance, end of period	$215,475	$362,285
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$18,239	$23,706
Income taxes	$14,912	$4,992
Non-cash investing activity:
Capital assets purchased on account	$52,727	$16,504

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
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and two subsequent events were identified that warranted disclosure. See Note 13 — Debt for additional information.

2.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$80,560	$104,909	$203,076	$219,774
Shares used for determining basic earnings per common share	122,848,705	121,790,059	122,552,910	121,665,644
Dilutive effect of:
Stock options	603,761	689,643	667,960	716,095
Performance and restricted shares	755,884	1,179,047	735,653	1,121,909
Assumed conversion of Senior Exchangeable Notes (a) (b)	3,683,936	1,823,600	3,148,423	1,883,270
Assumed conversion of warrants (a) (b)	2,067,380	117,260	1,443,606	143,182
Shares used for determining diluted earnings per common share	129,959,666	125,599,609	128,548,552	125,530,100
Basic earnings per common share	$0.66	$0.86	$1.66	$1.81
Diluted earnings per common share	$0.62	$0.84	$1.58	$1.75

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	123,217	142,135	261,759	198,594
Assumed exercise of exchangeable note hedges (a)	3,683,936	1,823,600	3,148,423	1,883,270
Total	3,807,153	1,965,735	3,410,182	2,081,864
(a) Upon maturity of the Senior Exchangeable Notes (the "Notes"), Rayonier will not issue additional shares for the full difference between the strike price and the market price due to the offsetting exchangeable note hedges (the "hedges"). However, Accounting Standards Codification 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed exercise of the hedges are excluded since they are anti-dilutive. Rayonier will distribute additional shares upon maturity of the warrants if the stock price exceeds the strike prices of $41.50 for the Notes due 2012 and $39.58 for the Notes due 2015. For additional information on the potential dilutive impact of the Senior Exchangeable Notes, warrants and exchangeable note hedges, see Note 11 — Debt in the 2011 Annual Report on Form 10-K and Note 13 — Debt of this Form 10-Q.
(b) The higher number of shares in 2012 was primarily due to an increase in the average stock price from $40.93 for the three months ended September 30, 2011 to $48.13 for the three months ended September 30, 2012 and from $41.14 for the nine months

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

ended September 30, 2011 to $45.65 for the nine months ended September 30, 2012.

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
Unrecognized Tax Benefits
During the third quarter of 2011, the Company received a final examination report from the U.S. Internal Revenue Service ("IRS") regarding Rayonier TRS Holdings Inc. ("TRS") 2009 tax return. As a result, the Company reversed the uncertain tax liability recorded in 2009 relating to the taxability of the alternative fuel mixture credit and recognized a $16 million tax benefit in the third quarter of 2011.
Alternative Fuel Mixture Credit ("AFMC") and Cellulosic Biofuel Producer Credit ("CBPC")
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. The AFMC is a $.50 per gallon refundable, non-taxable excise tax credit, while the CBPC is a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity's tax liability. Rayonier produces and uses an alternative fuel ("black liquor") at its Jesup, Georgia and Fernandina Beach, Florida Performance Fibers mills, which qualified for both credits. The Company claimed the AFMC on its 2009 tax return.
In the third quarters of 2012 and 2011, management approved the exchange of approximately 22 million gallons and 11 million gallons, respectively, of black liquor previously claimed for the AFMC for the CBPC. The total number of exchange gallons approved year-to-date were 82 million and 41 million for 2012 and 2011, respectively. The third quarter impact of the exchange was $2.6 million and $2.0 million for 2012 and 2011, respectively. The year-to-date impact was $11.7 million and $6.1 million for 2012 and 2011, respectively. For additional information on the AFMC and CBPC, see Note 8 — Income Taxes in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
During the second quarter 2012, Rayonier recognized $3.4 million of interest expense related to the exchange; however, in August, the IRS released guidance stating interest payments are not required for AFMC funds exchanged for the CBPC, based upon the manner of the Company's original claim. As a result, in the third quarter Rayonier reversed the $3.4 million of interest expense previously recorded.
Effective Tax Rate
The Company's effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT. The Company's effective tax rates in 2012 were higher than 2011. The change was primarily due to tax benefits received in 2011, including the reversal of the reserve related to the taxability of the AFMC and a $9.3 million benefit associated with the structuring of a transfer of higher and better use properties to the taxable REIT subsidiary from the REIT.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The tables below reconcile the U.S. statutory rate to the Company's effective tax rate for each period presented (in millions of dollars).

	Three Months Ended September 30,
	2012		2011
Income tax expense at federal statutory rate	$37	35.0%	$34	35.0%
REIT income not subject to tax	(6)	(5.7)%	(11)	(11.3)%
Other	(3)	(2.9)%	(4)	(3.7)%
Income tax expense before non-routine items	28	26.4%	19	20.0%
AFMC for CBPC exchange	(3)	(3.0)%	(2)	(2.1)%
AFMC reserve reversal	—	—	(16)	(16.6)%
Installment note prepayment	—	—	(9)	(9.3)%
Built-in gains tax holiday	—	—	(1)	(1.0)%
Income tax expense (benefit) as reported	$25	23.4%	$(9)	(9.0)%

	Nine Months Ended September 30,
	2012		2011
Income tax expense at federal statutory rate	$91	35.0%	$83	35.0%
REIT income not subject to tax	(18)	(7.0)%	(25)	(10.6)%
Other	(4)	(1.6)%	(5)	(1.9)%
Income tax expense before non-routine items	69	26.4%	53	22.5%
AFMC for CBPC exchange	(12)	(4.5)%	(6)	(2.6)%
AFMC reserve reversal	—	—	(16)	(6.7)%
Installment note prepayment	—	—	(9)	(3.9)%
Built-in gains tax holiday	—	—	(4)	(1.8)%
Income tax expense as reported	$57	21.9%	$18	7.5%

4.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange ("LKE") treatment, the proceeds from certain real estate sales must be deposited with a qualified third-party intermediary. These proceeds are accounted for as restricted cash until suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of September 30, 2012 and December 31, 2011, the Company had $12.8 million and $0 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

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
 An analysis of shareholders’ equity for the nine months ended September 30, 2012 and the year ended December 31, 2011 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	121,023,140	$602,882	$717,058	$(68,358)	$1,251,582
Net income	—	—	276,005	—	276,005
Dividends ($1.52 per share)	—	—	(186,828)	—	(186,828)
Issuance of shares under incentive stock plans	1,220,731	13,451	—	—	13,451
Stock-based compensation	—	16,181	—	—	16,181
Excess tax benefit on stock-based compensation	—	5,681	—	—	5,681
Repurchase of common shares	(208,694)	(7,909)	—	—	(7,909)
Net loss from pension and postretirement plans	—	—	—	(46,263)	(46,263)
Foreign currency translation adjustment	—	—	—	3,546	3,546
New Zealand joint venture cash flow hedges	—	—	—	(2,373)	(2,373)
Balance, December 31, 2011	122,035,177	$630,286	$806,235	$(113,448)	$1,323,073
Net income	—	—	203,076	—	203,076
Dividends ($1.24 per share)	—	—	(153,545)	—	(153,545)
Issuance of shares under incentive stock plans	1,323,581	20,732	—	—	20,732
Stock-based compensation	—	12,212	—	—	12,212
Excess tax benefit on stock-based compensation	—	7,057	—	—	7,057
Repurchase of common shares	(169,757)	(7,783)	—	—	(7,783)
Amortization of losses from pension and postretirement plans	—	—	—	9,943	9,943
Foreign currency translation adjustment	—	—	—	3,115	3,115
New Zealand joint venture cash flow hedges	—	—	—	86	86
Balance, September 30, 2012	123,189,001	$662,504	$855,766	$(100,304)	$1,417,966

7.	SEGMENT AND GEOGRAPHICAL INFORMATION
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	September 30,	December 31,
ASSETS	2012	2011
Forest Resources	$1,623,370	$1,603,515
Real Estate	110,582	102,682
Performance Fibers	840,082	646,447
Wood Products	18,716	21,264
Other Operations	23,424	24,576
Corporate and other	297,694	170,864
Total	$2,913,868	$2,569,348

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2012	2011	2012	2011
Forest Resources	$59,853	$57,265	$164,711	$162,482
Real Estate	13,043	32,177	37,369	57,945
Performance Fibers	288,221	255,457	793,586	739,426
Wood Products	22,825	16,492	65,864	50,239
Other Operations	26,293	25,950	76,702	94,869
Intersegment Eliminations (a)	(1,247)	(2,250)	(1,538)	(4,743)
Total	$408,988	$385,091	$1,136,694	$1,100,218

(a)	Intersegment eliminations primarily reflect sales from our Forest Resources segment to our Performance Fibers segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME (LOSS)	2012	2011	2012	2011
Forest Resources	$11,184	$10,792	$27,438	$33,681
Real Estate	8,420	28,077	20,897	40,458
Performance Fibers	101,455	74,897	265,812	221,709
Wood Products	1,618	(740)	6,669	(1,274)
Other Operations	(419)	1,122	(201)	955
Corporate and other	(9,084)	(5,838)	(24,841)	(20,568)
Total	$113,174	$108,310	$295,774	$274,961

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2012	2011	2012	2011
Forest Resources	$18,793	$16,614	$52,662	$47,866
Real Estate	1,288	5,677	4,733	10,598
Performance Fibers	15,077	15,592	41,577	40,089
Wood Products	787	689	2,369	2,344
Corporate and other	368	323	1,158	861
Total	$36,313	$38,895	$102,499	$101,758

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
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy of financial instruments held by the Company at September 30, 2012 and December 31, 2011, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	September 30, 2012			December 31, 2011
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$215,475	$215,475	$—	$78,603	$78,603	$—
Restricted cash	12,796	12,796	—	—	—	—
Current maturities of long-term debt	(41,268)	—	(57,993)	(28,110)	—	(29,319)
Long-term debt	(967,785)	—	(1,179,011)	(819,229)	—	(994,851)
Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents and Restricted cash — The carrying amount is equal to fair market value.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities.
Variable Interest Entity
Rayonier holds a variable interest in a bankruptcy-remote, limited liability subsidiary ("special-purpose entity") which was created in 2004 when Rayonier monetized a $25.0 million installment note and letter of credit received in connection with a timberland sale. The Company contributed the note and a letter of credit to the special-purpose entity and using the installment note and letter of credit as collateral, the special-purpose entity issued $22.6 million of 15-year Senior Secured Notes and remitted cash of $22.6 million to the Company. There are no restrictions that relate to the transferred financial assets. Rayonier maintains a $2.6 million interest in the entity and receives immaterial cash payments equal to the excess of interest received on the installment note over the interest paid on the Senior Secured Notes. The Company's interest is recorded at fair value and is included in "Other Assets" in the Condensed Consolidated Balance Sheets. In addition, the Company calculated and recorded a de minimus guarantee liability to reflect its obligation of up to $2.3 million under a make-whole agreement pursuant to which it guaranteed certain obligations of the entity. This guarantee obligation is also collateralized by the letter of credit. The Company's interest in the entity, together with the make-whole agreement, represents the maximum exposure to loss as a result of the Company's involvement with the special-purpose entity. Upon maturity of the Senior Secured Notes in 2019 and termination of the special-purpose entity, Rayonier will receive the remaining $2.6 million of cash. The Company determined, based upon an analysis under the variable interest entity guidance, that it does not have the power to direct activities that most significantly impact the entity's economic success. Therefore, Rayonier is not the primary beneficiary and is not required to consolidate the entity.
Assets measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at September 30, 2012	Level 2	Carrying Value at December 31, 2011	Level 2
Investment in special-purpose entity	$2,676	$2,676	$2,690	$2,690

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
 The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of September 30, 2012, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$18,955	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	7,164	1,389
Total financial commitments	$28,373	$16,432

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2012 and 2013 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At September 30, 2012, the Company has a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates between 2012 and 2014 and are expected to be renewed as required.

10.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations follows:

	September 30,	December 31,
	2012	2011
Balance, beginning of period	$90,824	$93,160
Expenditures charged to liabilities	(6,867)	(9,209)
Increase to liabilities	496	6,873
Balance, end of period	84,453	90,824
Less: Current portion	(8,929)	(9,931)
Non-current portion	$75,524	$80,893
The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of September 30, 2012, the estimate of this amount could range up to $29 million, allocable over several of the applicable sites, and arises from uncertainty over the availability, feasibility or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
The Company believes established liabilities are sufficient for probable costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but could include on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.

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
The net pension and postretirement benefit costs that have been recognized during the stated periods are shown in the following tables:

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$2,102	$1,695	$227	$99
Interest cost	4,321	4,522	242	257
Expected return on plan assets	(6,369)	(6,455)	—	—
Amortization of prior service cost	327	340	6	49
Amortization of losses	4,394	2,593	156	296
Net periodic benefit cost	$4,775	$2,695	$631	$701

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$6,143	$5,086	$664	$463
Interest cost	12,630	13,566	706	729
Expected return on plan assets	(18,618)	(19,366)	—	—
Amortization of prior service cost	956	1,020	18	93
Amortization of losses	12,846	7,779	455	428
Net periodic benefit cost	$13,957	$8,085	$1,843	$1,713

In 2012, the Company has no mandatory pension contribution requirements and does not expect to make any discretionary contributions.

13.	DEBT
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022. Approximately $150 million of the proceeds from these notes were used to repay borrowings outstanding under the Company's revolving credit facility. The Company had $431 million of available borrowing capacity under the revolving credit facility at September 30, 2012.
As of September 30, 2012, the $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending December 31, 2012. Per the indenture, in order for the notes to become exchangeable, the Company's stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. Of the $172.5 million principal, $131.2 million remained classified as long-term debt due to the ability and intent of the Company to refinance it on a long-term basis.
An asset sales covenant in the Rayonier Forest Resources, L.P. ("RFR") $112.5 million installment note agreement requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sale proceeds for individual sales greater than $10 million (the "excess proceeds") in timberland-related investments or, once the amount of excess proceeds not reinvested

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During April 2012, the excess proceeds exceeded the $50 million limit and as a result, repayment of $59.9 million was offered to the note holders through May 15, 2012, at which time they declined and the excess proceeds were reset to zero.
There were no other significant changes to the Company's outstanding debt as reported in Note 11 — Debt of the Company's 2011 Annual Report on Form 10-K.
Subsequent Events
In October 2012, the Company negotiated amendments to the existing revolving credit facility. The amended and restated facility provides for improved pricing, with the borrowing rate decreasing from LIBOR plus 105 basis points to LIBOR plus 97.5 basis points. The facility fee decreased 5 points from 20 basis points to 15 basis points. The revised agreement also provides additional borrowing capacity through revision of the leverage ratio to permit debt of Rayonier Inc. and its subsidiaries up to 65 percent of consolidated net worth, plus the amount of consolidated debt. Previously, debt was limited to four times EBITDA. In addition, the Company can now transfer assets to any subsidiary, and any subsidiary can now transfer assets to other subsidiaries or to the Company. An additional covenant was added to limit debt at subsidiaries (excluding Rayonier Operating Company LLC and TRS, which are borrowers under the agreement) to 15 percent of Consolidated Net Tangible Assets. Also, the amended and restated credit agreement removed RFR as a borrower, but also eliminated specific negative covenants relating to RFR under this facility. The agreement also eliminated all requirements for subsidiary guarantors, other than cross-guarantees of the borrowers. As a result, these guarantors were also released from the 3.75% Senior Notes due 2022 issued by Rayonier Inc., leaving TRS and Rayonier Operating Company LLC as the remaining guarantors.
The 3.75% Senior Exchangeable Notes due 2012 (the "Notes") matured in October 2012 and the outstanding principal balance of $300 million was paid in cash, financed through borrowings on the Company's revolving credit facility. The exchangeable note hedges also matured and the associated shares were used to pay the excess exchange value of 2,221,056 shares of Rayonier stock. As a result, there was no impact on the number of shares outstanding. The available borrowing capacity under the credit facility immediately after repayment of the Notes was $131 million. The Company expects to refinance this $300 million borrowing on a long-term basis prior to year-end.
Warrants sold in conjunction with the issuance of the Notes and hedges remain outstanding and have maturity dates in first quarter 2013. The Company expects to settle the warrants in shares. For information regarding the dilutive effect of the assumed conversion of the warrants, refer to Note 2 — Earnings per Share.
See Note 11 — Debt of the Company's 2011 Annual Report on Form 10-K for additional information on the Notes, hedges and warrants.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss was comprised of the following:

	September 30, 2012	December 31, 2011
Foreign currency translation adjustments	$37,592	$34,477
Joint venture cash flow hedges	(3,755)	(3,841)
Unrecognized losses of employee benefit plans, net of tax	(134,141)	(144,084)
Total	$(100,304)	$(113,448)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.	OTHER OPERATING (EXPENSE) INCOME, NET
Other operating (expense) income, net was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Lease income, primarily for hunting	$1,357	$1,369	$6,263	$4,563
Other non-timber income	433	567	2,324	1,551
Foreign currency (loss) gain	(979)	1,017	(1,165)	236
Loss on sale or disposal of property, plant & equipment	(1,176)	(270)	(2,908)	(1,769)
Insurance proceeds	—	1,890	2,319	1,890
Miscellaneous income (expense), net	(1,027)	(402)	(1,779)	(891)
Total	$(1,392)	$4,171	$5,054	$5,580

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.	CONSOLIDATING FINANCIAL STATEMENTS
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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$381,400	$43,720	$(16,132)	$408,988
Costs and Expenses
Cost of sales	—	—	—	266,987	28,282	(16,618)	278,651
Selling and general expenses	—	2,762	—	12,717	358	—	15,837
Other operating expense (income), net	—	730	—	2,335	(1,681)	8	1,392
	—	3,492	—	282,039	26,959	(16,610)	295,880
Equity in income (loss) of New Zealand joint venture	—	—	—	169	(103)	—	66
OPERATING (LOSS) INCOME	—	(3,492)	—	99,530	16,658	478	113,174
Interest (expense) income	(3,136)	(196)	(10,244)	5,587	(264)	—	(8,253)
Interest and miscellaneous income (expense), net	1,630	1,594	(980)	(3,872)	1,862	—	234
Equity in income from subsidiaries	82,066	85,241	73,635	—	—	(240,942)	—
INCOME BEFORE INCOME TAXES	80,560	83,147	62,411	101,245	18,256	(240,464)	105,155
Income tax (expense) benefit	—	(1,081)	4,096	(27,610)	—	—	(24,595)
NET INCOME	80,560	82,066	66,507	73,635	18,256	(240,464)	80,560
OTHER COMPREHENSIVE INCOME	9,652	9,652	328	328	6,143	(16,451)	9,652
COMPREHENSIVE INCOME	$90,212	$91,718	$66,835	$73,963	$24,399	$(256,915)	$90,212

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$342,937	$61,463	$(19,309)	$385,091
Costs and Expenses
Cost of sales	—	—	—	254,969	32,376	(21,161)	266,184
Selling and general expenses	—	2,566	—	12,584	612	—	15,762
Other operating expense (income), net	—	45	—	(2,606)	(1,610)	—	(4,171)
	—	2,611	—	264,947	31,378	(21,161)	277,775
Equity in income of New Zealand joint venture	—	—	—	200	794	—	994
OPERATING (LOSS) INCOME	—	(2,611)	—	78,190	30,879	1,852	108,310
Interest (expense) income	—	(440)	(12,139)	328	(105)	—	(12,356)
Interest and miscellaneous income (expense), net	—	1,332	(1,121)	(5,053)	5,173	—	331
Equity in income from subsidiaries	104,909	106,350	76,971	—	—	(288,230)	—
INCOME BEFORE INCOME TAXES	104,909	104,631	63,711	73,465	35,947	(286,378)	96,285
Income tax benefit	—	278	4,840	3,506	—	—	8,624
NET INCOME	104,909	104,909	68,551	76,971	35,947	(286,378)	104,909
OTHER COMPREHENSIVE INCOME	5,215	5,215	15	15	3,090	(8,335)	5,215
COMPREHENSIVE INCOME	$110,124	$110,124	$68,566	$76,986	$39,037	$(294,713)	$110,124

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,062,065	$125,475	$(50,846)	$1,136,694
Costs and Expenses
Cost of sales	—	—	—	764,886	81,816	(52,183)	794,519
Selling and general expenses	—	7,977	—	41,296	2,432	—	51,705
Other operating expense (income), net	—	742	—	1,517	(8,473)	1,160	(5,054)
	—	8,719	—	807,699	75,775	(51,023)	841,170
Equity in income (loss) of New Zealand joint venture	—	—	—	507	(257)	—	250
OPERATING (LOSS) INCOME	—	(8,719)	—	254,873	49,443	177	295,774
Interest (expense) income	(7,502)	(646)	(30,713)	4,639	(1,911)	—	(36,133)
Interest and miscellaneous income (expense), net	5,086	4,580	(3,022)	(11,911)	5,561	—	294
Equity in income from subsidiaries	205,492	211,635	179,787	—	—	(596,914)	—
INCOME BEFORE INCOME TAXES	203,076	206,850	146,052	247,601	53,093	(596,737)	259,935
Income tax (expense) benefit	—	(1,358)	12,313	(67,814)	—	—	(56,859)
NET INCOME	203,076	205,492	158,365	179,787	53,093	(596,737)	203,076
OTHER COMPREHENSIVE INCOME	$13,144	$13,144	$1,128	$1,128	$2,719	$(18,119)	$13,144
COMPREHENSIVE INCOME	$216,220	$218,636	$159,493	$180,915	$55,812	$(614,856)	$216,220

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,002,015	$147,884	$(49,681)	$1,100,218
Costs and Expenses
Cost of sales	—	—	—	750,375	90,630	(54,538)	786,467
Selling and general expenses	—	7,497	—	38,639	2,051	—	48,187
Other operating expense (income), net	—	130	—	(406)	(5,304)	—	(5,580)
	—	7,627	—	788,608	87,377	(54,538)	829,074
Equity in income of New Zealand joint venture	—	—	—	561	3,256	—	3,817
OPERATING (LOSS) INCOME	—	(7,627)	—	213,968	63,763	4,857	274,961
Interest (expense) income	—	(831)	(37,350)	73	(192)	—	(38,300)
Interest and miscellaneous income (expense), net	—	3,972	(3,313)	(15,069)	15,345	—	935
Equity in income from subsidiaries	219,774	224,142	166,190	—	—	(610,106)	—
INCOME BEFORE INCOME TAXES	219,774	219,656	125,527	198,972	78,916	(605,249)	237,596
Income tax benefit (expense)	—	118	14,842	(32,782)	—	—	(17,822)
NET INCOME	219,774	219,774	140,369	166,190	78,916	(605,249)	219,774
OTHER COMPREHENSIVE INCOME	$17,265	$17,265	$524	$524	$10,919	$(29,232)	$17,265
COMPREHENSIVE INCOME	$237,039	$237,039	$140,893	$166,714	$89,835	$(634,481)	$237,039

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of September 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,809	$59,546	$46,287	$9,130	$23,703	$—	$215,475
Accounts receivable, less allowance for doubtful accounts	11	234	—	106,534	3,164	—	109,943
Inventory	—	—	—	139,521	—	(18,438)	121,083
Intercompany interest receivable	—	—	—	—	3,153	(3,153)	—
Prepaid and other current assets	—	831	709	67,984	9,156	—	78,680
Total current assets	76,820	60,611	46,996	323,169	39,176	(21,591)	525,181
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	39,677	1,448,418	1,794	1,489,889
NET PROPERTY, PLANT AND EQUIPMENT	—	2,408	—	624,185	3,218	—	629,811
INVESTMENT IN JOINT VENTURE	—	—	—	(10,741)	80,930	—	70,189
INVESTMENT IN SUBSIDIARIES	1,449,432	1,638,041	1,289,147	—	—	(4,376,620)	—
INTERCOMPANY NOTES RECEIVABLE	220,188	—	19,642	—	—	(239,830)	—
OTHER ASSETS	3,500	26,663	4,228	690,362	18,167	(544,122)	198,798
TOTAL ASSETS	$1,749,940	$1,727,723	$1,360,013	$1,666,652	$1,589,909	$(5,180,369)	$2,913,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,025	$1	$86,455	$4,181	$—	$91,662
Current maturities of long-term debt	—	—	41,268	—	—	—	41,268
Accrued taxes	—	1,531	—	56,995	6,196	—	64,722
Accrued payroll and benefits	—	13,994	—	9,224	1,848	—	25,066
Accrued interest	6,974	461	8,734	699	533	—	17,401
Accrued customer incentives	—	—	—	9,620	—	—	9,620
Other current liabilities	—	2,434	—	8,413	17,551	—	28,398
Current liabilities for dispositions and discontinued operations	—	—	—	8,929	—	—	8,929
Total current liabilities	6,974	19,445	50,003	180,335	30,309	—	287,066
LONG-TERM DEBT	325,000	—	565,878	—	76,907	—	967,785
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	75,524	—	—	75,524
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	114,586	—	25,567	—	—	140,153
OTHER NON-CURRENT LIABILITIES	—	18,058	—	6,736	580	—	25,374
INTERCOMPANY PAYABLE	—	126,202	—	89,343	219,632	(435,177)	—
TOTAL LIABILITIES	331,974	278,291	615,881	377,505	327,428	(435,177)	1,495,902
TOTAL SHAREHOLDERS’ EQUITY	1,417,966	1,449,432	744,132	1,289,147	1,262,481	(4,745,192)	1,417,966
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,749,940	$1,727,723	$1,360,013	$1,666,652	$1,589,909	$(5,180,369)	$2,913,868

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$23,916	$105,407	$12,000	$191,883	$125,524	$(105,088)	$353,642
INVESTING ACTIVITIES
Capital expenditures	—	(240)	—	(84,259)	(27,516)	—	(112,015)
Purchase of timberlands	—	—	—	—	(11,632)	—	(11,632)
Jesup mill cellulose specialties expansion	—	—	—	(104,782)	—	—	(104,782)
Change in restricted cash	—	—	—	—	(12,796)	—	(12,796)
Investment in Subsidiaries	—	—	(5,536)	—	—	5,536	—
Other	—	(69)	—	1,979	2,371	—	4,281
CASH USED FOR INVESTING ACTIVITIES	—	(309)	(5,536)	(187,062)	(49,573)	5,536	(236,944)
FINANCING ACTIVITIES
Issuance of debt	325,000	—	15,000	—	15,000	—	355,000
Repayment of debt	(120,000)	(30,000)	(23,153)	—	(25,500)	—	(198,653)
Dividends paid	(152,358)	—	—	—	—	—	(152,358)
Proceeds from the issuance of common shares	20,732	—	—	—	—	—	20,732
Excess tax benefits on stock-based compensation	—	—	—	7,057	—	—	7,057
Debt issuance costs	(3,698)	—	—	—	—	—	(3,698)
Repurchase of common shares	(7,783)	—	—	—	—	—	(7,783)
Issuance of intercompany notes	(9,000)	—	—	—	9,000	—	—
Intercompany distributions	—	(24,529)	(12,000)	(10,023)	(53,000)	99,552	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	52,893	(54,529)	(20,153)	(2,966)	(54,500)	99,552	20,297
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(123)	—	—	(123)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	76,809	50,569	(13,689)	1,732	21,451	—	136,872
Balance, beginning of year	—	8,977	59,976	7,398	2,252	—	78,603
Balance, end of period	$76,809	$59,546	$46,287	$9,130	$23,703	$—	$215,475

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Subsidiaries of Rayonier TRS Holdings Inc. (Non- guarantors)	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$136,224	$147,352	$15,000	$165,221	$136,241	$(273,768)	$326,270
INVESTING ACTIVITIES
Capital expenditures	—	(16)	—	(60,950)	(26,190)	—	(87,156)
Purchase of timberlands	—	—	—	(5,638)	(88,524)	—	(94,162)
Jesup mill cellulose specialties expansion	—	—	—	(8,059)	—	—	(8,059)
Change in restricted cash	—	—	—	—	8,323	—	8,323
Investment in Subsidiaries	—	(73,736)	68,613	—	—	5,123	—
Other	—	—	—	584	(71)	—	513
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(73,752)	68,613	(74,063)	(106,462)	5,123	(180,541)
FINANCING ACTIVITIES
Issuance of debt	—	75,000	—	—	105,000	—	180,000
Repayment of debt	—	—	(75,000)	—	(105,000)	—	(180,000)
Dividends paid	(136,563)	—	—	—	—	—	(136,563)
Proceeds from the issuance of common shares	8,248	—	—	—	—	—	8,248
Excess tax benefits on stock-based compensation	—	—	—	4,951	—	—	4,951
Debt issuance costs	—	(675)	(676)	—	(676)	—	(2,027)
Repurchase of common shares	(7,909)	—	—	—	—	—	(7,909)
Intercompany distributions	—	(135,309)	(14,760)	(87,508)	(31,068)	268,645	—
CASH USED FOR FINANCING ACTIVITIES	(136,224)	(60,984)	(90,436)	(82,557)	(31,744)	268,645	(133,300)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	393	—	—	393
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	12,616	(6,823)	8,994	(1,965)	—	12,822
Balance, beginning of year	—	29,759	283,258	1,280	35,166	—	349,463
Balance, end of period	$—	$42,375	$276,435	$10,274	$33,201	$—	$362,285

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$353,967	$71,153	$(16,132)	$408,988
Costs and Expenses
Cost of sales	—	242,773	52,496	(16,618)	278,651
Selling and general expenses	—	12,837	3,000	—	15,837
Other operating expense (income), net	—	2,054	(671)	9	1,392
	—	257,664	54,825	(16,609)	295,880
Equity in income of New Zealand joint venture	—	—	66	—	66
OPERATING INCOME	—	96,303	16,394	477	113,174
Interest expense	(3,136)	(4,853)	(264)	—	(8,253)
Interest and miscellaneous income (expense), net	1,630	(3,261)	1,865	—	234
Equity in income from subsidiaries	82,066	18,527	—	(100,593)	—
INCOME BEFORE INCOME TAXES	80,560	106,716	17,995	(100,116)	105,155
Income tax (expense) benefit	—	(24,650)	55	—	(24,595)
NET INCOME	80,560	82,066	18,050	(100,116)	80,560
OTHER COMPREHENSIVE INCOME	9,652	9,652	6,250	(15,902)	9,652
COMPREHENSIVE INCOME	$90,212	$91,718	$24,300	$(116,018)	$90,212

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2011
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$318,523	$85,878	$(19,310)	$385,091
Costs and Expenses
Cost of sales	—	232,447	54,900	(21,163)	266,184
Selling and general expenses	—	12,372	3,390	—	15,762
Other operating income, net	—	(1,367)	(2,804)	—	(4,171)
	—	243,452	55,486	(21,163)	277,775
Equity in income of New Zealand joint venture	—	—	994	—	994
OPERATING INCOME	—	75,071	31,386	1,853	108,310
Interest expense	—	(12,250)	(106)	—	(12,356)
Interest and miscellaneous (expense) income, net	—	(4,846)	5,177	—	331
Equity in income from subsidiaries	104,909	37,963	—	(142,872)	—
INCOME BEFORE INCOME TAXES	104,909	95,938	36,457	(141,019)	96,285
Income tax benefit (expense)	—	8,971	(347)	—	8,624
NET INCOME	104,909	104,909	36,110	(141,019)	104,909
OTHER COMPREHENSIVE INCOME	5,215	5,215	2,955	(8,170)	5,215
COMPREHENSIVE INCOME	$110,124	$110,124	$39,065	$(149,189)	$110,124

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$981,902	$205,638	$(50,846)	$1,136,694
Costs and Expenses
Cost of sales	—	694,308	152,394	(52,183)	794,519
Selling and general expenses	—	40,376	11,329	—	51,705
Other operating expense (income), net	—	473	(6,687)	1,160	(5,054)
	—	735,157	157,036	(51,023)	841,170
Equity in income of New Zealand joint venture	—	—	250	—	250
OPERATING INCOME	—	246,745	48,852	177	295,774
Interest expense	(7,502)	(26,720)	(1,911)	—	(36,133)
Interest and miscellaneous income (expense), net	5,086	(10,370)	5,578	—	294
Equity in income from subsidiaries	205,492	52,196	—	(257,688)	—
INCOME BEFORE INCOME TAXES	203,076	261,851	52,519	(257,511)	259,935
Income tax expense	—	(56,359)	(500)	—	(56,859)
NET INCOME	203,076	205,492	52,019	(257,511)	203,076
OTHER COMPREHENSIVE INCOME	13,144	13,144	3,201	(16,345)	13,144
COMPREHENSIVE INCOME	$216,220	$218,636	$55,220	$(273,856)	$216,220

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2011
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$909,051	$240,848	$(49,681)	$1,100,218
Costs and Expenses
Cost of sales	—	665,806	175,199	(54,538)	786,467
Selling and general expenses	—	36,926	11,261	—	48,187
Other operating expense (income), net	—	487	(6,067)	—	(5,580)
	—	703,219	180,393	(54,538)	829,074
Equity in income of New Zealand joint venture	—	—	3,817	—	3,817
OPERATING INCOME	—	205,832	64,272	4,857	274,961
Interest expense	—	(38,108)	(192)	—	(38,300)
Interest and miscellaneous (expense) income, net	—	(14,432)	15,367	—	935
Equity in income from subsidiaries	219,774	83,665	—	(303,439)	—
INCOME BEFORE INCOME TAXES	219,774	236,957	79,447	(298,582)	237,596
Income tax expense	—	(17,183)	(639)	—	(17,822)
NET INCOME	219,774	219,774	78,808	(298,582)	219,774
OTHER COMPREHENSIVE INCOME	17,265	17,265	10,816	(28,081)	17,265
COMPREHENSIVE INCOME	$237,039	$237,039	$89,624	$(326,663)	$237,039

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of September 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,809	$100,808	$37,858	$—	$215,475
Accounts receivable, less allowance for doubtful accounts	11	103,668	6,264	—	109,943
Inventory	—	138,478	1,043	(18,438)	121,083
Intercompany interest receivable	—	—	3,153	(3,153)	—
Prepaid and other current assets	—	64,448	14,232	—	78,680
Total current assets	76,820	407,402	62,550	(21,591)	525,181
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	115,030	1,373,065	1,794	1,489,889
NET PROPERTY, PLANT AND EQUIPMENT	—	625,544	4,267	—	629,811
INVESTMENT IN JOINT VENTURE	—	—	70,189	—	70,189
INVESTMENT IN SUBSIDIARIES	1,449,432	834,374	—	(2,283,806)	—
INTERCOMPANY NOTES RECEIVABLE	220,188	—	—	(220,188)	—
OTHER ASSETS	3,500	696,817	42,603	(544,122)	198,798
TOTAL ASSETS	$1,749,940	$2,679,167	$1,552,674	$(3,067,913)	$2,913,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$83,347	$8,315	$—	$91,662
Current maturities of long-term debt	—	41,268	—	—	41,268
Accrued taxes	—	58,631	6,091	—	64,722
Accrued payroll and benefits	—	22,603	2,463	—	25,066
Accrued interest	6,974	9,894	533	—	17,401
Accrued customer incentives	—	9,620	—	—	9,620
Other current liabilities	—	10,114	18,284	—	28,398
Current liabilities for dispositions and discontinued operations	—	8,929	—	—	8,929
Total current liabilities	6,974	244,406	35,686	—	287,066
LONG-TERM DEBT	325,000	565,878	76,907	—	967,785
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	75,524	—	—	75,524
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	140,153	—	—	140,153
OTHER NON-CURRENT LIABILITIES	—	24,009	1,365	—	25,374
INTERCOMPANY PAYABLE	—	179,765	235,770	(415,535)	—
TOTAL LIABILITIES	331,974	1,229,735	349,728	(415,535)	1,495,902
TOTAL SHAREHOLDERS’ EQUITY	1,417,966	1,449,432	1,202,946	(2,652,378)	1,417,966
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,749,940	$2,679,167	$1,552,674	$(3,067,913)	$2,913,868

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$23,916	$285,901	$121,354	$(77,529)	$353,642
INVESTING ACTIVITIES
Capital expenditures	—	(84,627)	(27,388)	—	(112,015)
Purchase of timberlands	—	(101)	(11,531)	—	(11,632)
Jesup mill cellulose specialties expansion	—	(104,782)	—	—	(104,782)
Change in restricted cash	—	—	(12,796)	—	(12,796)
Other	—	1,910	2,371	—	4,281
CASH USED FOR INVESTING ACTIVITIES	—	(187,600)	(49,344)	—	(236,944)
FINANCING ACTIVITIES
Issuance of debt	325,000	15,000	15,000	—	355,000
Repayment of debt	(120,000)	(53,153)	(25,500)	—	(198,653)
Dividends paid	(152,358)	—	—	—	(152,358)
Proceeds from the issuance of common shares	20,732	—	—	—	20,732
Excess tax benefits on stock-based compensation	—	7,057	—	—	7,057
Debt issuance costs	(3,698)	—	—	—	(3,698)
Repurchase of common shares	(7,783)	—	—	—	(7,783)
Issuance of intercompany notes	(9,000)	—	9,000	—	—
Intercompany distributions	—	(24,529)	(53,000)	77,529	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	52,893	(55,625)	(54,500)	77,529	20,297
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(123)	—	(123)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	76,809	42,676	17,387	—	136,872
Balance, beginning of year	—	58,132	20,471	—	78,603
Balance, end of period	$76,809	$100,808	$37,858	$—	$215,475

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2011
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$136,224	$293,595	$62,828	$(166,377)	$326,270
INVESTING ACTIVITIES
Capital expenditures	—	(60,887)	(26,269)	—	(87,156)
Purchase of timberlands	—	(83,574)	(10,588)	—	(94,162)
Jesup mill cellulose specialties expansion	—	(8,059)	—	—	(8,059)
Change in restricted cash	—	—	8,323	—	8,323
Other	—	584	(71)	—	513
CASH USED FOR INVESTING ACTIVITIES	—	(151,936)	(28,605)	—	(180,541)
FINANCING ACTIVITIES
Issuance of debt	—	75,000	105,000	—	180,000
Repayment of debt	—	(75,000)	(105,000)	—	(180,000)
Dividends paid	(136,563)	—	—	—	(136,563)
Proceeds from the issuance of common shares	8,248	—	—	—	8,248
Excess tax benefits on stock-based compensation	—	4,951	—	—	4,951
Debt issuance costs	—	(1,351)	(676)	—	(2,027)
Repurchase of common shares	(7,909)	—	—	—	(7,909)
Intercompany distributions	—	(135,309)	(31,068)	166,377	—
CASH USED FOR FINANCING ACTIVITIES	(136,224)	(131,709)	(31,744)	166,377	(133,300)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	393	—	393
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	9,950	2,872	—	12,822
Balance, beginning of year	—	303,746	45,717	—	349,463
Balance, end of period	$—	$313,696	$48,589	$—	$362,285

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2012	2011	2012	2011
Sales
Forest Resources
Atlantic	$16	$20	$46	$50
Gulf States	11	7	31	23
Northern	30	27	80	81
New Zealand	3	3	8	8
Total Forest Resources	60	57	165	162
Real Estate
Development	—	—	—	1
Rural	7	6	30	28
Non-Strategic Timberlands	6	26	7	29
Total Real Estate	13	32	37	58
Performance Fibers
Cellulose specialties	247	207	680	594
Absorbent materials	41	48	114	145
Total Performance Fibers	288	255	794	739
Wood Products	23	16	66	50
Other Operations	26	26	77	95
Intersegment Eliminations	(1)	(1)	(2)	(4)
Total Sales	$409	$385	$1,137	$1,100

Operating Income
Forest Resources	$11	$11	$27	$34
Real Estate	8	28	21	40
Performance Fibers	101	75	266	222
Wood Products	2	(1)	7	(1)
Other Operations	—	1	—	1
Corporate and other	(9)	(6)	(25)	(21)
Operating Income	113	108	296	275
Interest Expense, Interest Income and Other	(7)	(12)	(36)	(37)
Income Tax (Expense) Benefit (a)	(25)	9	(57)	(18)
Net Income	$81	$105	$203	$220

Diluted Earnings Per Share	$0.62	$0.84	$1.58	$1.75

(a) The three and nine months ended September 30, 2011 include a tax benefit of $16 million from the reversal of a tax reserve related to the taxability of the alternative fuel mixture credit ("AFMC"). See Note 3 — Income Taxes for additional information.

FOREST RESOURCES

Sales (in millions)	2011	Changes Attributable to:		2012
Three Months Ended September 30,		Price	Volume/ Mix/Other
Atlantic	$20	$2	$(6)	$16
Gulf States	7	—	4	11
Northern	27	(6)	9	30
New Zealand	3	—	—	3
Total Sales	$57	$(4)	$7	$60

Sales (in millions)	2011	Changes Attributable to:		2012
Nine Months Ended September 30,		Price	Volume/ Mix/Other
Atlantic	$50	$3	$(7)	$46
Gulf States	23	(1)	9	31
Northern	81	(9)	8	80
New Zealand	8	—	—	8
Total Sales	$162	$(7)	$10	$165

Operating Income (in millions)	2011	Changes Attributable to:			2012
Three Months Ended September 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$2	$2	$(1)	$—	$3
Gulf States	—	—	1	—	1
Northern	8	(6)	4	1	7
New Zealand/Other	1	—	—	(1)	—
Total Operating Income	$11	$(4)	$4	$—	$11

Operating Income (in millions)	2011	Changes Attributable to:			2012
Nine Months Ended September 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$4	$3	$(1)	$2	$8
Gulf States	—	(1)	2	2	3
Northern	26	(9)	1	(3)	15
New Zealand/Other	4	—	—	(3)	1
Total Operating Income	$34	$(7)	$2	$(2)	$27

In the Atlantic region, sales for the 2012 periods were below 2011, primarily due to lower volumes, as 2011 included fire salvage timber. The 2012 quarter and year-to-date volumes returned to normalized levels declining 20 percent and six percent from the 2011 periods. Pine stumpage prices for the three and nine months ended September 2012 rose 19 percent and 14 percent over the prior year periods, respectively, as 2011 prices were also impacted by the fire salvage timber.
The Atlantic region's operating results improved as the higher sales prices more than offset the decline in volumes. The 2011 year-to-date results also reflected approximately $2 million of forest fire losses.
In the Gulf States region, sales increased for the three and nine months ended September 30, 2012 compared to the prior year periods as volumes rose 69 percent and 43 percent, respectively, mainly due to the integration of 2011 timberland acquisitions. The year-to-date increase was partially offset by a five percent decline in average prices due to a geographic mix shift. Operating income improved in 2012 primarily due to higher volumes. The 2012 year-to-date results also benefited from higher non-timber income.
In the Northern region, sales increased in third quarter 2012 over the prior year period reflecting a 29 percent increase in volumes due to timing as 2011 harvests were weighted towards the first half of the year. Third quarter and year-to-date sales and operating income were negatively impacted by weaker Asian demand as prices declined 16 percent and seven percent, respectively, compared to the prior year periods. Year-to-date 2012 results also reflect higher logging and transportation costs.

The New Zealand sales represent timberland management fees for services provided to our New Zealand joint venture ("JV") in which we own a 26 percent interest. The operating income primarily represents equity earnings related to the JV's timber activities, which declined in 2012 primarily due to lower carbon credit sales.
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

Sales (in millions)	2011	Changes Attributable to:		2012
Three Months Ended September 30,		Price	Volume/Mix
Development	$—	$—	$—	$—
Rural	6	1	—	7
Non-Strategic Timberlands	26	(16)	(4)	6
Total Sales	$32	$(15)	$(4)	$13

Sales (in millions)	2011	Changes Attributable to:		2012
Nine Months Ended September 30,		Price	Volume/Mix
Development	$1	$—	$(1)	$—
Rural	28	2	—	30
Non-Strategic Timberlands	29	(17)	(5)	7
Total Sales	$58	$(15)	$(6)	$37

Operating Income (in millions)	2011	Changes Attributable to:		2012
Three Months Ended September 30,		Price	Cost/Volume/Mix/Other
Total Operating Income	$28	$(15)	$(5)	$8

Operating Income (in millions)	2011	Changes Attributable to:		2012
Nine Months Ended September 30,		Price	Cost/Volume/Mix/Other
Total Operating Income	$40	$(15)	$(4)	$21
As expected, 2012 operating results declined primarily due to a third quarter 2011 non-strategic sale of 6,300 acres at $3,995 per acre. This decline was slightly offset by an increase in rural prices due to geographic sales mix. Third quarter and year-to-date 2011 results also benefited from a $6 million property tax settlement covering 2005 through 2010.
PERFORMANCE FIBERS

Sales (in millions)	2011	Changes Attributable to:		2012
Three Months Ended September 30,		Price	Volume/ Mix
Cellulose specialties	$207	$33	$7	$247
Absorbent materials	48	(6)	(1)	41
Total Sales	$255	$27	$6	$288

Sales (in millions)	2011	Changes Attributable to:		2012
Nine Months Ended September 30,		Price	Volume/ Mix
Cellulose specialties	$594	$83	$3	$680
Absorbent materials	145	(21)	(10)	114
Total Sales	$739	$62	$(7)	$794

Cellulose specialties sales improved in 2012 versus the prior year periods as prices increased 15 percent and 14 percent for the quarter and year-to-date, respectively, reflecting strong demand. Cellulose specialties volumes increased by three percent and one percent compared to the respective 2011 periods mainly due to the timing of customer orders and a shift in production from absorbent materials.
Absorbent materials sales decreased from the prior year periods as prices declined 14 percent and 16 percent for third quarter and year-to-date 2012, respectively, due to weaker markets. Volumes declined seven percent for the nine months ended 2012 due to a production shift to cellulose specialties and minor production issues.

Operating Income (in millions)	2011	Changes Attributable to:			2012
Three Months Ended September 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$75	$27	$2	$(3)	$101

Operating Income (in millions)	2011	Changes Attributable to:			2012
Nine Months Ended September 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$222	$62	$(1)	$(17)	$266

Operating income improved for the three and nine months ended September 30, 2012 over the prior year periods as higher cellulose specialties prices more than offset weaker absorbent materials prices and increases in production costs, primarily wood and benefit costs.
As previously announced, we have commenced a cellulose specialties expansion ("CSE") project to convert a fiber line at our Jesup, Georgia mill from absorbent materials to cellulose specialties. The CSE is expected to be completed by mid-2013. Upon completion of the CSE and customer product qualifications, we will be exiting the more commodity-like absorbent materials business and transitioning to producing only cellulose specialties. Over the next twelve months, we do not expect the CSE to have a material impact on our revenues or expenses, as the project will be transitioning from the construction phase to the initial start-up and customer qualification phases.
Upon completion of the CSE, we will undergo a phase-in period to complete customer qualifications. After the phase-in period, we anticipate total sales and operating income to increase as we expect higher prices received for our cellulose specialties to more than offset expected cost increases of 11 percent to 13 percent and the net 70,000 metric ton reduction in our Performance Fibers production capacity. For the quarter ended September 30, 2012, our cellulose specialties average sales price of $1,885 per metric ton was $1,161 above our absorbent materials average sales price per metric ton. We expect our costs to increase after the CSE phase-in due to higher conversion costs and depreciation.
WOOD PRODUCTS

Sales (in millions)	2011	Changes Attributable to:		2012
Three Months Ended September 30,		Price	Volume
Total Sales	$16	$4	$3	$23

Sales (in millions)	2011	Changes Attributable to:		2012
Nine Months Ended September 30,		Price	Volume
Total Sales	$50	$8	$8	$66

Operating (Loss) Income (in millions)	2011	Changes Attributable to:		2012
Three Months Ended September 30,		Price	Volume/Costs
Total Operating (Loss) Income	$(1)	$4	$(1)	$2

Operating (Loss) Income (in millions)	2011	Changes Attributable to:		2012
Nine Months Ended September 30,		Price	Volume/Costs
Total Operating (Loss) Income	$(1)	$8	$—	$7

Wood Products results improved during the third quarter and nine months ended September 30, 2012 due to increased demand which caused prices to increase 21 percent and 14 percent and volumes to increase 14 percent and 15 percent from the respective prior year periods. The 2012 results also include a $1 million loss related to a fire at the Swainsboro mill.
OTHER OPERATIONS
Sales declined for the nine months ended September 30, 2012 from the prior year period due to lower export demand from our New Zealand log trading business. Third quarter and year-to-date operating results in 2012 and 2011 were close to break-even, with changes in operating income primarily due to foreign exchange gains and losses.
Corporate and Other Expense/Eliminations
Corporate and other expenses for third quarter 2012 increased $3 million from the prior year period primarily due to a $2 million favorable insurance settlement received in 2011. Year-to-date corporate and other expenses were $4 million above the prior year period due to higher stock-based compensation and pension costs.
Interest Expense, Interest Income and Other
Interest and other expenses for the third quarter were $5 million lower than the prior year period mainly due to the reversal of a tax related interest accrual. Year-to-date interest and other expenses were $1 million below 2011 as lower costs of borrowing more than offset higher average debt balances.
Income Tax Expense
The effective tax rates for the quarter and year-to-date were 23.4 percent and 21.9 percent compared to a 9.0 percent benefit and a 7.5 percent expense in 2011, respectively. The change in rates was primarily due to tax benefits received in 2011, including the reversal of the reserve related to the taxability of the AFMC and a $9.3 million benefit associated with the structuring of a transfer of higher and better use properties to a taxable REIT subsidiary from the REIT. Also, proportionately higher expected earnings from our taxable REIT subsidiaries increased the 2012 effective rates. See Note 3 —  Income Taxes for additional information.
Outlook
In Forest Resources, we will continue to capitalize on local market opportunities in the Southeast. In Performance Fibers, we anticipate another record year driven by strong cellulose specialties markets and we remain on track to complete our CSE project by mid-2013. Overall, we expect operating income to increase 10 percent to 12 percent over 2011. However, due to non-routine tax benefits received in 2011, we still expect full year earnings to be comparable to 2011, excluding special items. We anticipate full year CAD to range from $295 million to $310 million.
Our full year 2012 financial guidance is subject to a number of variables and uncertainties, including those discussed under Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements of this Form 10-Q and Item 1A — Risk Factors in our 2011 Annual Report on Form 10-K.
Employee Relations
On June 30, 2012, collective bargaining agreements covering approximately 700 hourly employees at our Jesup mill expired. On October 12, 2012, an initial vote on the proposed contract was taken and the proposal was rejected by the unions. All parties have agreed to extend the contracts while negotiations continue. While there can be no assurance, we expect to reach mutually satisfactory agreements with our unions; however, a work stoppage could have a material adverse effect on our business, results of operations and financial condition. See also Item 1 — Business in our 2011 Annual Report on Form 10-K.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality in working capital needs and long-term debt has been used to fund major acquisitions and strategic projects.
Summary of Liquidity and Financing Commitments (in millions of dollars)

	September 30,	December 31,
	2012	2011
Cash and cash equivalents (a)	$215	$79
Total debt	1,009	847
Shareholders’ equity	1,418	1,323
Total capitalization (total debt plus equity)	2,427	2,170
Debt to capital ratio	42%	39%
(a) Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30:

	2012	2011
Cash provided by (used for):
Operating activities	$354	$326
Investing activities	(237)	(181)
Financing activities	20	(133)
Cash Provided by Operating Activities
Cash provided by operating activities increased primarily due to higher operating results in 2012 and lower working capital requirements. Partially offsetting this increase were higher cash tax payments due to higher expected income from our taxable REIT subsidiaries.
Cash Used for Investing Activities
Cash used for investing activities rose mainly due to strategic investments in the CSE and higher capital expenditures. The change in restricted cash from the timing of like-kind exchange transactions also contributed to the increase.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities increased mainly due to net borrowings of $156 million in 2012 as well as higher proceeds from option exercises. This was partially offset by higher dividend payments due to higher dividend rates in 2012.
Expected 2012 Expenditures
Capital expenditures in 2012 are forecasted to be between $150 million and $160 million, excluding strategic acquisitions and the CSE. We expect CSE expenditures in 2012 to approximate $200 million. Our 2012 dividend payments are expected to increase to $207 million from $185 million assuming no change in the quarterly dividend rate of $0.44 per share. In October 2012, we repaid $300 million in Senior Exchangeable Notes, financed through borrowing on our revolving credit facility. We expect to refinance this $300 million borrowing on a long-term basis in fourth quarter 2012.
We have no mandatory pension contributions in 2012 and do not expect to make any discretionary contributions. Cash payments for income taxes in 2012 are anticipated to be between $70 million and $80 million. Expenditures related to dispositions and discontinued operations are forecasted to be approximately $9 million. See Note 10 — Liabilities for Dispositions and Discontinued Operations for further information.

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
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income to EBITDA Reconciliation
Net Income	$81	$105	$203	$220
Income tax expense (benefit)	25	(9)	57	18
Interest, net	7	12	36	37
Depreciation, depletion and amortization	36	39	102	102
EBITDA	$149	$147	$398	$377
EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
EBITDA by Segment
Forest Resources	$30	$28	$80	$82
Real Estate	9	34	26	51
Performance Fibers	116	91	308	262
Wood Products	3	(1)	9	1
Other Operations	—	1	—	1
Corporate and other	(9)	(6)	(25)	(20)
EBITDA	$149	$147	$398	$377
For the three and nine months ended September 30, 2012, EBITDA was higher than the prior year periods primarily due to higher operating results.

The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Performance Fibers	Wood Products	Other Operations	Corporate and Other	Total
Three Months Ended September 30, 2012
Operating Income	$11	$8	$101	$2	$—	$(9)	$113
Add: Depreciation, depletion and amortization	19	1	15	1	—	—	36
EBITDA	$30	$9	$116	$3	$—	$(9)	$149

Three Months Ended September 30, 2011
Operating Income (Loss)	$11	$28	$75	$(1)	$1	$(6)	$108
Add: Depreciation, depletion and amortization	17	6	16	—	—	—	39
EBITDA	$28	$34	$91	$(1)	$1	$(6)	$147

Nine Months Ended September 30, 2012
Operating Income	$27	$21	$266	$7	$—	$(25)	$296
Add: Depreciation, depletion and amortization	53	5	42	2	—	—	102
EBITDA	$80	$26	$308	$9	$—	$(25)	$398

Nine Months Ended September 30, 2011
Operating Income (Loss)	$34	$40	$222	$(1)	$1	$(21)	$275
Add: Depreciation, depletion and amortization	48	11	40	2	—	1	102
EBITDA	$82	$51	$262	$1	$1	$(20)	$377

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
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2012	2011
Cash provided by operating activities	$354	$326
Capital expenditures (a)	(112)	(87)
Change in committed cash	6	—
Excess tax benefits on stock-based compensation	7	5
Other	6	(2)
CAD	261	242
Mandatory debt repayments	(23)	—
Adjusted CAD	$238	$242

Cash used for investing activities	$(237)	$(181)
Cash provided by (used for) financing activities	$20	$(133)
(a) Capital expenditures exclude strategic capital. For the nine months ended September 30, 2012, strategic capital totaled $131 million for the CSE and $12 million for timberland acquisitions. For the nine months ended September 30, 2011, strategic capital totaled $94 million for timberland acquisitions and $15 million for the CSE.
Adjusted CAD declined slightly as higher operating earnings and lower working capital requirements were more than offset by higher capital expenditures, mandatory debt repayments and increased tax payments. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Liquidity Facilities
In March 2012, we issued $325 million of 3.75% Senior Notes due 2022. Approximately $150 million of the proceeds from these notes were used to repay borrowings outstanding under our revolving credit facility. The Company had $431 million of available borrowings under this facility at September 30, 2012. During October 2012, the Company amended the revolving credit facility to take advantage of better pricing and change the debt ceiling calculation, in addition to other revisions discussed at Note 13 — Debt.
As of September 30, 2012, our $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending December 31, 2012. Per the indenture, in order for the notes to become exchangeable, the Company's stock price must exceed 130 percent of the exchange price for 20 trading days in a period of 30 consecutive trading days as of the last day of the quarter. If the note holders exercise their option prior to December 31, 2012, the Company intends to repay the principal of the notes with cash on hand or by accessing the revolving credit facility and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier.
The 3.75% Senior Exchangeable Notes due 2012 (the "Notes") matured in October 2012 and the outstanding principal balance of $300 million was paid in cash, financed through borrowings on the Company's revolving credit facility. The available borrowing capacity under the credit facility immediately after repayment of the Notes was $131 million. The exchangeable note hedges also matured and the associated shares were used to pay the excess exchange value of 2,221,056 shares of Rayonier stock. As a result, there was no impact on the number of shares outstanding. Warrants sold in conjunction with the issuance of the Notes and hedges remain outstanding and have maturity dates in first quarter 2013. The Company expects to settle the warrants in shares.
In connection with our installment note and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA and ratios of cash flows to fixed charges. At September 30, 2012, we were in compliance with all of these covenants. See Note 13 — Debt for information on favorable covenant revisions under the amended revolving credit facility.
In addition to these financial covenants, the installment note, mortgage note and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between Rayonier Forest Resources, L.P. ("RFR") and Rayonier among others. An asset sales covenant in the RFR $112.5 million installment note agreement requires us, subject to certain exceptions, to either reinvest cumulative timberland sales proceeds for individual sales greater than $10 million (the "excess proceeds") in timberland-related investments and activities or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During April 2012, the excess proceeds exceeded the $50 million limit and as a result, repayment of $59.9 million was offered to the note holders through May 15, 2012, at which time they declined and the excess proceeds were reset to zero. The amount of excess proceeds was $0 and $37.5 million at September 30, 2012 and December 31, 2011, respectively.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
The only significant changes to the Contractual Financial Obligations table as presented in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K, were the issuance of $325 million of 3.75% Senior Notes due 2022 and a net increase of $150 million on our revolving credit facility. As a result of these changes, interest payments on long-term debt are expected to increase by approximately $120 million through the year 2022. See Note 13 — Debt for additional information. See Note 9 — Guarantees for details on the letters of credit, surety bonds and guarantees as of September 30, 2012.

Sales Volumes by Segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Forest Resources — in thousands of short green tons
Atlantic	847	1,056	2,407	2,563
Gulf States	509	301	1,354	946
Northern	529	409	1,396	1,321
Total	1,885	1,766	5,157	4,830
Real Estate — in acres
Development	23	31	57	138
Rural	2,813	2,946	12,301	12,411
Non-Strategic Timberlands	5,624	6,814	6,580	8,040
Total	8,460	9,791	18,938	20,589
Performance Fibers
Sales volume — in thousands of metric tons
Cellulose specialties	131	127	365	363
Absorbent materials	55	56	152	165
Total	186	183	517	528
Wood Products
Sales volume — in millions of board feet	76	66	221	192

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2012.
In the quarter ended September 30, 2012, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's May 23, 2012 Form 8-K
3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's October 21, 2009 Form 8-K
4.1
Second Supplemental Indenture relating to the 3.750% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.1 to the Registrant's October 17, 2012 Form 8-K
10.1
Amended and Restated Five Year Revolving Credit Agreement dated October 11, 2012 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Borrowers, Credit Suisse AG, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Co-Syndication Agents, SunTrust Bank, US Bank, N.A., TD Bank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers

Incorporated by reference to Exhibit 10.1 to the Registrant's October 17, 2012 Form 8-K
10.2
Amended and Restated Guarantee Agreement dated October 11, 2012 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Guarantors, and Credit Suisse AG as Administrative Agent

Incorporated by reference to Exhibit 10.2 to the Registrant's October 17, 2012 Form 8-K
10.3
First Amendment and Restatement Agreement dated October 11, 2012 among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Forest Resources, L.P. and Rayonier Operating Company LLC, as Borrowers, the Consenting Lenders, the Non-Consenting Lenders, the Existing Lenders and Regions Bank, Branch Banking and Trust Company, U.S. Bank, National Association and TD Bank, N.A., as Assignees, and Credit Suisse AG, as Administrative Agent

Incorporated by reference to Exhibit 10.3 to the Registrant's October 17, 2012 Form 8-K
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
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in Extensible Business Reporting Language ("XBRL"), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011; (ii) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Date: October 26, 2012