Form 10-K
period 2012-12-31
RAYONIER INC
filed 2013-02-26
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
YES ☐        NO  ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2012 was $5,454,939,075 based on the closing sale price as reported on the New York Stock Exchange.

As of February 20, 2013, there were outstanding 124,671,679 Common Shares of the registrant.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2013 annual meeting of the shareholders of the registrant scheduled to be held May 16, 2013, are incorporated by reference in Part III hereof.

i

Page

Management’s Report on Internal Control over Financial Reporting	F- 1
Reports of Independent Registered Public Accounting Firms	F- 2
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2012	F- 5
Consolidated Balance Sheets as of December 31, 2012 and 2011	F- 6
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2012	F- 7
Notes to Consolidated Financial Statements	F- 8

INDEX TO FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts	F- 56
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F- 57
Exhibit Index

ii

PART I
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this Report.

Note About Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier’s future financial and operational performance, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "should," "expect," "estimate," "believe," "anticipate" and other similar language. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors, among others, could cause actual results to differ materially from those expressed in forward-looking statements that are made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

Item 1.	BUSINESS
General
We are a leading international forest products company primarily engaged in activities associated with timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. We believe that Rayonier is the seventh largest private timberland owner in the U.S. We own, lease or manage approximately 2.7 million acres of timberland and real estate located in the United States and New Zealand. Included in this property is approximately 200,000 acres of high value real estate located primarily along the coastal corridor from Savannah, Georgia to Daytona Beach, Florida. We own and operate two specialty cellulose mills in the United States. In addition, we manufacture lumber in three sawmills in Georgia (Wood Products business) and engage in the trading of logs. In January 2013, we signed an agreement to sell our Wood Products business. We expect this sale to close in the first quarter of 2013.
For information on sales, operating income and identifiable assets by reportable segment and geographic region, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 — Segment and Geographical Information.
Our corporate strategy is to:

•
Increase the size and quality of our timberland holdings through timberland acquisitions while selling timberlands that no longer meet our strategic or financial return requirements. In 2012, we acquired 88,000 acres of U.S. timberlands.

•
Extract maximum value from our higher and better use ("HBU") properties. This includes monetizing entitled properties, achieving mega-site certification of our prime industrial and commercial properties and maintaining our rural HBU sales program for conservation, recreation and industrial uses.

•
Differentiate our Performance Fibers business by developing and improving products for customer specific applications. We emphasize operational excellence to ensure quality, reliability and efficiency. A key part of our strategy is to focus our manufacturing operations on higher margin, specialty applications. In 2011, we began a $375 million to $390 million project to convert the fluff pulp line at our Jesup, Georgia mill to produce cellulose specialties products. We expect to complete this project by mid-2013.

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
The Company is a real estate investment trust ("REIT"). Under this structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The Company and its Board of Directors closely monitor compliance with these REIT tests. As of December 31, 2012 and as of the date of the filing of this Annual Report on Form 10-K, the Company is in compliance with all REIT tests.
Our U.S. timber operations are primarily conducted by our wholly-owned REIT subsidiaries. Our non-REIT qualifying operations, which are subject to corporate-level tax, are held by our wholly-owned taxable REIT subsidiary, Rayonier TRS Holdings Inc. ("TRS"). These operations include our Performance Fibers, Wood Products and trading businesses, as well as the sale and entitlement of development HBU properties.
Forest Resources
Our Forest Resources segment owns, leases or manages approximately 2.6 million acres of timberlands, and sells standing timber (primarily at auction to third parties) and delivered logs. We also generate non-timber income from other land related activities. See chart in Item 2 — Properties for additional information.
In 2012, we acquired approximately 88,000 acres of U.S. timberlands primarily located in Texas. See Note 6 — Timberland Acquisitions for additional information about our timberland acquisitions.
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
Our Northern U.S. timberland holdings consist of approximately 0.5 million acres. Washington timberlands constitute 0.4 million acres and are primarily second and third growth western-hemlock, Douglas-fir, Sitka spruce, and western red cedar. Approximately 93 percent of the merchantable volume of the Washington timberlands is western-hemlock and Douglas-fir. A small percentage of the Washington timberlands supports natural hardwood stands of predominantly red alder. New York timberlands are almost entirely managed as multi-aged stands of Appalachian hardwood and softwood species. The predominant species are red maple, sugar maple, spruce-fir, beech, black cherry and yellow birch.
In the Atlantic and Gulf regions, rotation ages range from 21 to 28 years for pine plantations and from 35 to 60 years for natural hardwood stands. End use markets for these timberlands include pulp, paper, wood products and biomass facilities. In the Northern region, rotation ages range from 35 to 50 years in Washington and 40 to 80 years in New York, with the primary product in both states being sawtimber.
In addition, we have a 26 percent interest in a New Zealand joint venture ("JV"), which we manage. The JV owns or leases approximately 0.3 million acres of primarily radiata pine timberland.
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
The following table sets forth the estimated volumes of merchantable timber in the U.S. by location and type, as of December 31, 2012 (in thousands of short green tons):

Location	Softwood	Hardwood	Total	%
Atlantic	23,538	10,725	34,263	46
Gulf	19,130	7,084	26,214	35
Northern	9,928	4,460	14,388	19
			74,865	100
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
Real Estate
Our Real Estate subsidiary owns approximately 0.1 million acres of land. We segregate our real estate holdings into three groups: development HBU, rural HBU (including conservation properties) and non-strategic timberlands. Development properties are predominantly located in the 11 coastal counties between Savannah, Georgia and Daytona Beach, Florida. Our strategy is to pursue and obtain entitlements for selected development properties, to sell rural properties at a premium to timberland values and to divest non-strategic timberland holdings.
Performance Fibers
We are a leading manufacturer of high value specialty cellulose fibers and absorbent materials with production facilities in Jesup, Georgia and Fernandina Beach, Florida, which have a combined annual capacity of approximately 745,000 metric tons. Production capacity represents the proven annual production capabilities of the facility under normal operating conditions with a normal product mix. These facilities manufacture more than 25 different grades of fibers. The Jesup facility can produce approximately 590,000 metric tons, or 79 percent of our total capacity, and the Fernandina Beach facility can produce approximately 155,000 metric tons, or 21 percent of our total capacity. This segment has two major product lines:
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
In May 2011, our Board of Directors approved a capital project to convert a fiber line at our Jesup, Georgia mill from production of absorbent materials to cellulose specialties (the "cellulose specialties expansion" or "CSE"). The cost of the project is currently estimated to range from $375 million to $390 million. The CSE will add approximately 190,000 metric tons of cellulose specialties capacity, bringing total cellulose specialties capacity to about 675,000 metric tons. Production of cellulose specialties is expected to gradually increase to capacity by 2015. Customer commitments for this additional volume exceed 85 percent. We spent $43 million and $201 million on the project in 2011 and 2012, respectively, and are on schedule to complete the CSE project by mid-2013. Upon completion of the CSE project, we will be exiting the more commodity-like absorbent materials business (about 260,000 metric tons of capacity). This expansion will help further differentiate our business as we will be able to increase our focus on high-end specialty pulp and the development of customer specific applications.
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
Wood Products
Our Wood Products business segment manufactures and sells dimension lumber. We operate three lumber manufacturing facilities in the U.S. that produce Southern pine lumber, which is generally used for residential and industrial construction. Located in Baxley, Swainsboro and Eatonton, Georgia, the mills have a combined annual capacity of approximately 325 million board feet of lumber and 625,000 short green tons of wood chips. Production capacity represents the proven annual production capabilities of the facility under normal operating conditions with a normal product mix.
In January 2013, we announced plans to sell our Wood Products business to International Forest Products Limited for $80 million. The sale is expected to close in the first quarter of 2013.
Lumber sales are primarily made by Rayonier personnel to customers in the southeastern U.S. Approximately 64 percent of our lumber mills’ wood chip production is sold at market prices to our Jesup, Georgia Performance Fibers facility. In 2012, these purchases represented approximately 11 percent of that facility’s total wood consumption.
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
Foreign Sales and Operations
Sales from non-U.S. operations comprised approximately seven percent of consolidated 2012 sales. See Note 3 — Segment and Geographical Information for additional information.
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

Competition
Timber markets in our Atlantic, Gulf and Northern regions are relatively fragmented. In the Atlantic and Gulf regions, we compete with Plum Creek Timber Company, Weyerhaeuser and Timberland Investment Management Organizations such as Hancock Timber Resource Group, Resource Management Services, Forest Investment Associates and The Campbell Group, as well as numerous other large and small privately held timber companies. In the Northern region, Weyerhaeuser, Hancock Timber Resource Group, Green Diamond Resource Company, Longview Timber LLC, The Campbell Group, Port Blakely Tree Farms, Pope Resources, the State of Washington Department of Natural Resources and the Bureau of Indian Affairs are significant competitors. Other competition in the Northern region consists of log imports from Canada. In all markets, price is the principal method of competition.
In Performance Fibers, we market high purity, specialty cellulose fibers worldwide against competition from domestic and foreign producers. Major competitors include Buckeye Technologies, Borregaard, Neucel, Sappi Saiccor, Sateri Holdings and Tembec. Product performance, technical service and price are principal methods of competition. Sateri Holdings announced plans in December 2010 to expand the capacity of its specialty cellulose fiber production line in Bahia, Brazil, by 85,000 metric tons to be completed in 2013. Buckeye Technologies announced in October 2011 a project to increase high-end specialty wood pulp capacity by 42,000 metric tons at its Perry, Florida operation. The project is expected to come on-line in April 2013. The new market capacity is not expected to adversely affect the results of our Performance Fibers segment in 2013. However, it is difficult to determine how market dynamics may impact our business in 2014 and beyond.
Additionally, in Performance Fibers, we market absorbent materials against competition from domestic and foreign producers. Major competitors include Weyerhaeuser, GP Cellulose, Domtar and International Paper. Price and customer service are the principal methods of competition. We will be exiting this market once the CSE project is complete.
Our Wood Products business competes with a number of lumber producers throughout the U.S. and Canada, but particularly with sawmills throughout Georgia and Florida. Our Wood Products business represents a de minimus amount of North American capacity. Price is the principal method of competition. We will be exiting this market upon the completion of the sale of our Wood Products business.
Customers
In 2012, a group of customers under the common control of Eastman Chemical Company (and its affiliates), Nantong Cellulose, Celanese and Daicel Corporation represented approximately 21 percent, 17 percent, 14 percent and 14 percent of our Performance Fibers segment’s sales, respectively, and 15 percent, 12 percent, 10 percent and 10 percent of consolidated sales, respectively. The loss of any of these customers could have a material adverse effect on the Company and the Performance Fibers segment’s results of operations.

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
On June 30, 2012, collective bargaining agreements covering approximately 700 hourly employees at our Jesup mill expired. On October 12, 2012, an initial vote on the proposed new contract was taken and the proposal was rejected by the unions. All parties have agreed to extend the contracts while negotiations continue. While there can be no assurance, we expect to reach agreements with our unions; however, a work stoppage could have a material adverse effect on our business, results of operations and financial condition.
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
The end markets for our Forest Resources, Real Estate, Performance Fibers and Wood Products are influenced by a variety of factors beyond our control. For example, the demand for real estate can be affected by availability of capital, changes in interest rates, availability and terms of financing, local economic conditions, the employment rate, new housing starts, population growth and demographics. The demand for sawtimber is primarily affected by the level of new residential and commercial construction activity. Sawtimber pricing, while recently trending upward, continues to be below historic levels. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. Both our Real Estate and Forest Resources businesses have been negatively impacted by the economic downturn, primarily due to the decline in housing starts, excess supply of existing housing inventory, above-normal unemployment and the tightening of credit availability for real estate and construction related projects.
The industries in which we operate are highly competitive.
In our Performance Fibers business, we face competition from domestic and foreign producers. In addition, some manufacturers of pulp have announced plans to convert facilities for, or claimed to have already commenced production of, high purity dissolving pulps that may compete with our products. Competition may also arise from the threat of substitute products.
In our Forest Resources business, competitive pressures are primarily driven by quantity of product supply and quality of the timber offered by competitors in the domestic and export markets, each of which may impact pricing.
With respect to our Real Estate business, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers.
In Wood Products, significant competition arises from competitive domestic producers and a variety of non-wood and engineered products and imported lumber (particularly from Canada).
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
The global reach of our businesses, particularly the Performance Fibers business, timber sales for export markets from Washington and our interest in the JV, subjects us to unexpected, uncontrollable and rapidly changing events and circumstances, such as those that may result from the current volatile state of the global economic and financial market situation, in addition to those experienced in the U.S. Adverse changes in the following factors, among others, could have a negative impact on our business and results of operations:

•	exposure to fluctuations in currencies other than the United States dollar;

•	regulatory, social, political, labor or economic conditions in a specific country or region; and,

•
trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements.

Our businesses are subject to extensive environmental laws and regulations that may restrict or adversely impact our ability to conduct our business.
Environmental laws and regulations are constantly changing, and are generally becoming more restrictive. Laws, regulations and related judicial decisions, and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, operate our manufacturing facilities, remediate contaminated properties and/or entitle real estate. These laws and regulations may relate to, among other things, the protection of timberlands and endangered species, timber harvesting practices, recreation and aesthetics, protection and restoration of natural resources, air and water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased markedly and the enforcement of these laws and regulations has intensified. Moreover, environmental policies of the current administration are in the aggregate more restrictive for industry and landowners than those of the previous administration. For example, the U.S. Environmental Protection Agency ("EPA") has pursued a number of initiatives which could, if implemented, impose additional operational and pollution control obligations on industrial facilities like those of Rayonier, especially in the area of air emissions and wastewater and stormwater control. In another example, the EPA recently issued final regulations which significantly tighten emissions limits of certain air pollutants from industrial boilers. In addition, as a result of certain recent judicial rulings and EPA initiatives, including some that would require timberland operators to obtain permits to carry out certain ordinary course forestry activities, silvicultural practices on our timberlands could be impacted in the future. Nonetheless, irrespective of any particular presidential administration, environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our operating results.
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
Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states and countries where we own, lease or manage timberlands, and operate mills. For example, in Washington State, environmental groups and interested individuals may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. These and other challenges could materially delay or prevent operations on our properties. Also, interveners at times may bring legal action in Florida in opposition to entitlement and change of use of timberlands to commercial, industrial or residential use. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining terms and conditions of proposed permits issued to us by regulatory agencies, implementing capital improvements or pursuing operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands, impact how we operate or limit our ability to modify or invest in our mills. Among the remedies that could be enforced in a lawsuit is a judgment preventing or restricting harvesting on a portion of our timberlands, or adversely affecting the timing, projected operating benefits or cost of capital projects at our mills.
The impact of existing regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. The threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the area subject to restriction will vary depending on the protected species at issue, the time of year and other factors, but can range from less than one to several thousand acres. A number of species that naturally live on or near our timberlands, including the northern spotted owl, marbled murrelet, bald eagle, several species of salmon and trout in the Northwest, and the red cockaded woodpecker, bald eagle, wood stork, Red Hills salamander and flatwoods salamander in the Southeast, are protected under the Federal Endangered Species Act or similar federal and state laws. Other species, such as the gopher tortoise are currently under review for possible protection. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if other regulations, such as those that require buffers to protect water bodies, become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.
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
A number of factors, including changes in demographics, tightening of credit, high unemployment and a slowing of commercial or residential real estate development, particularly along the I-95 coastal corridor in Florida and Georgia, could reduce the demand for our properties and negatively affect our results of operations. The decline in the housing market together with the tightening of real estate lending standards and availability had a negative effect in 2012. Although indicators of the beginning of a recovery exist, these factors are expected to continue to impact 2013 results.
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
There continues to be numerous international, federal and state-level initiatives and proposals to address domestic and global climate issues. Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other "greenhouse gases" to facilitate the reduction of carbon compound emissions to the atmosphere, and provide tax and other incentives to produce and use more "clean energy." In 2013, we believe the potential for climate change legislation at the federal level to be unlikely.
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
We sponsor several defined benefit pension plans, which cover many of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of these plans. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, no assurances can be given that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates for additional information about these plans, including funded status.
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
Approximately 48 percent of our work force is unionized. These workers are exclusively in our Performance Fibers business. As a result, we are required to negotiate the wages, benefits and other terms with these employees collectively. Our financial results could be adversely affected if labor negotiations were to restrict the efficiency of our operations. In addition, our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. For example, as discussed in Item 1 - Business, our collective bargaining agreement at our Jesup, Georgia facility expired on June 30, 2012. While negotiations continue, if the unionized employees were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition.
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
We own, lease or manage approximately 2.7 million acres of timberland and real estate located primarily in the United States and New Zealand. Approximately 75 percent of our timberlands are located in four states: Alabama, Florida, Georgia, and Washington. Accordingly, if the level of production from these forests substantially declines, or if the demand for timber in those regions declines, it could have a material adverse effect on our overall production levels and our revenues.
We are dependent upon attracting and retaining key personnel, the loss of whom could adversely affect our business.
We believe that our success depends, to a significant extent, upon our ability to attract and retain key senior management and operations management personnel. Our failure to recruit and retain these key personnel could adversely affect our financial condition or results of operations.
Increases in market interest rates may adversely affect the price of our common shares.
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
As of December 31, 2012, we had $1.3 billion of debt outstanding. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations for the payment schedule of our long-term debt obligations. We expect that existing cash, cash equivalents, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. Moreover, we have the borrowing capacity to incur significant additional debt and may do so if we enter into one or more strategic, merger, acquisition or other corporate or investment opportunities, or otherwise invest capital in one or more of our businesses. However, failure to generate sufficient cash as our debt becomes due, or to renew credit lines prior to their expiration, may adversely affect our business, financial condition, operating results and cash flow.

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
We continually monitor and test our compliance with all REIT requirements. In particular, we regularly test our compliance with the REIT “asset tests,” which require generally that, at the close of each calendar quarter, (1) at least 75% of the market value of our total assets must consist of REIT-qualifying interests in real property (such as timberlands), including leaseholds and options to acquire real property and leaseholds, as well as cash and cash items and certain other specified assets and (2) no more than 25% of the market value of our total assets may consist of the securities of one or more “taxable REIT subsidiaries” or other assets that are not qualifying assets for purposes of the 75% test in clause (1) above. It should be noted, however, that under the applicable REIT requirements, mere fluctuation of the relative values of a REIT's assets from one period to the next, without the occurrence of one or more specific events described in the Code and applicable REIT regulations, does not require a revaluation of those assets for purposes of the REIT asset tests.
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
As of December 31, 2012 and as of the date of filing of this Annual Report on Form 10-K, Rayonier is in compliance with the asset tests described above. We are aware, however, that the continued growth of our Performance Fibers business, which consists of non-qualifying assets that we hold through our taxable REIT subsidiary, could raise issues with respect to future compliance with the asset tests described above. A failure to comply with the asset tests ultimately could cause us to fail to qualify as a REIT and to lose the associated benefits of REIT status, which could have a material adverse effect on our financial condition.
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
Taxable REIT subsidiaries are limited in size based upon a REIT's real estate assets. Under the Code, no more than 25 percent of the value of the gross assets of a REIT may be comprised of securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to increase the size of our taxable REIT subsidiaries' operations and, in particular, our Performance Fibers business.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The following table details the significant properties we own, lease, or manage by reportable segment (acres in millions) at December 31, 2012:

Segment/Operations	Location	Total Acres	Fee-Owned Acres	Long-Term Leased Acres	Managed Acres
Forest Resources	Atlantic	1.1	0.8	0.3	—
	Gulf States	0.7	0.7	—	—
	Northern	0.5	0.5	—	—
	New Zealand (a)	0.3	—	—	0.3
	Total Forest Resources Acres	2.6	2.0	0.3	0.3
Real Estate	U.S.	0.1	0.1	—	—
Total Forest Resources and Real Estate Acres		2.7	2.1	0.3	0.3

		Capacity/Function	Owned/Leased
Performance Fibers	Jesup, Georgia	590,000 metric tons of pulp	Owned
	Fernandina Beach, Florida	155,000 metric tons of pulp	Owned
	Jesup, Georgia	Research Facility	Owned

Wood Products (b) (c)	Baxley, Georgia	120 million board feet of lumber	Owned
	Swainsboro, Georgia	125 million board feet of lumber	Owned
	Eatonton, Georgia	80 million board feet of lumber	Owned

Wood Chipping Facilities	Offerman, Georgia	800,000 short green tons of wood chips	Owned
	Eastman, Georgia	350,000 short green tons of wood chips	Owned
	Barnesville, Georgia	350,000 short green tons of wood chips	Owned
	Jarratt, Virginia	250,000 short green tons of wood chips	Owned

Corporate and Other	Jacksonville, Florida	Corporate Headquarters	Leased

(a)	Represents acres under Rayonier management, owned by the JV, in which Rayonier has a 26 percent interest.

(b)	These locations also have a combined annual production capacity of approximately 625,000 short green tons of wood chips.

(c)	In January 2013, we announced plans to sell our Wood Products business to International Forest Products Limited for $80 million. The sale is expected to close in the first quarter of 2013.
Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. During 2012, our Performance Fibers manufacturing facilities produced at or near capacity levels for most of the year.

Item 3.	LEGAL PROCEEDINGS
The Company has been named as a defendant in various lawsuits and claims arising in the normal course of business. While we have procured reasonable and customary insurance covering risks normally occurring in connection with our businesses, we have in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. In our opinion, these other lawsuits and claims, both individually and in the aggregate, are not expected to have a material adverse effect on our financial position, results of operations, or cash flow. In addition, see the Subsequent Event referenced in Note 16 — Contingencies, which is incorporated herein by reference.
For further information on environmental issues, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation, Note 15 — Liabilities for Dispositions and Discontinued Operations and Note 16 — Contingencies.

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

	High	Low	Dividends
2012
Fourth Quarter	$51.86	$47.45	$0.44
Third Quarter	$51.87	$44.82	$0.44
Second Quarter	$46.04	$41.33	$0.40
First Quarter	$47.56	$43.38	$0.40
2011
Fourth Quarter	$45.28	$34.68	$0.40
Third Quarter	$45.37	$35.34	$0.40
Second Quarter	$44.88	$39.64	$0.36
First Quarter	$41.81	$35.28	$0.36
On February 26, 2013, the Company announced a first quarter dividend of 44 cents per share payable March 28, 2013, to shareholders of record on March 14, 2013. There were approximately 7,914 shareholders of record of our Common Shares on February 20, 2013.
Issuer Repurchases
In 1996, we began a Common Share repurchase program (the "anti-dilutive program") to minimize the dilutive effect on earnings per share of our employee incentive stock plans. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares totaling 2.1 million. These shares were authorized separately from the anti-dilutive program, and do not have expiration dates. In 2012, there were no shares repurchased under these plans. As of December 31, 2012, there were 3,765,587 shares available for repurchase.

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

$250
$200
$150
$100
$50
$0
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Rayonier Inc.
S&P 500
FTSE NAREIT All Equity REITs
S&P 1500 Paper & Forest Products Index

Copyright 2013 S&P, a division of The McGraw-Hill Companies Inc.

The data in the following table was used to create the above graph as of December 31:

	2007	2008	2009	2010	2011	2012
Rayonier Inc.	$100	$70	$99	$129	$171	$206
S&P 500®	$100	$63	$80	$92	$94	$109
FTSE NAREIT All Equity REITs	$100	$62	$80	$102	$110	$132
S&P© 1500 Paper & Forest Products Index	$100	$41	$81	$88	$96	$126

Item 6.	SELECTED FINANCIAL DATA
The following financial data should be read in conjunction with our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollar amounts in millions, except per share data)
Profitability:
Sales	$1,571	$1,489	$1,315	$1,169	$1,271
Operating income (a)	411	356	282	410	226
Net income (b)	279	276	218	313	149
Diluted earnings per common share	2.17	2.20	1.79	2.60	1.25
Financial Condition:
Total assets	$3,123	$2,569	$2,364	$2,253	$2,082
Total debt (c)	1,270	847	768	700	747
Shareholders’ equity	1,438	1,323	1,252	1,146	939
Shareholders’ equity — per share	11.66	10.84	10.34	9.61	7.94
Cash Flows:
Cash provided by operating activities (d)	$446	$432	$495	$307	$340
Cash used for investing activities
Capital expenditures	$158	$145	$138	$92	$105
Purchase of timberlands and other (c)	107	321	5	—	234
Jesup mill cellulose specialties expansion	201	43	—	—	—
Other	7	(20)	—	1	(9)
Total cash used for investing activities	$473	$489	$143	$93	$330
Cash (provided by) used for financing activities	(229)	215	78	202	128
Depreciation, depletion and amortization	149	136	143	158	168
Cash dividends paid	207	185	164	158	157
Dividends paid — per share	$1.68	$1.52	$1.36	$1.33	$1.33
Non-GAAP Financial Measures:
EBITDA (e)
Forest Resources	$121	$110	$92	$77	$116
Real Estate	40	59	75	80	101
Performance Fibers	420	354	272	242	205
Wood Products	13	1	5	(6)	(2)
Other Operations	—	1	1	(3)	3
Corporate and other	(34)	(33)	(20)	178	(28)
Total EBITDA (a)	$560	$492	$425	$568	$395
Debt to EBITDA	2.3 to 1	1.7 to 1	1.8 to 1	1.2 to 1	1.9 to 1
Performance Ratios (%):
Operating income to sales	26	24	21	35	18
Return on equity (f)	20	21	18	30	15
Return on capital (f)	11	13	11	18	9
Debt to capital	47	39	38	38	44
Other:
Timberland and real estate acres — owned, leased, or managed, in millions of acres	2.7	2.7	2.4	2.5	2.6

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Operating Data:
Forest Resources
Sales volume (thousands of short green tons)
Atlantic	3,310	3,406	3,571	4,532	4,452
Gulf States	2,011	1,335	1,359	1,726	2,167
Northern	1,947	1,665	1,369	1,402	1,971
Total	7,268	6,406	6,299	7,660	8,590
Real Estate—acres sold
Development	261	606	472	789	501
Rural	16,237	14,821	15,868	15,628	15,845
Non-Strategic Timberlands	14,425	12,191	44,556	53,703	49,801
Total Acres Sold	30,923	27,618	60,896	70,120	66,147
Performance Fibers
Sales volume (thousands of metric tons)
Cellulose specialties	503	504	480	464	471
Absorbent materials	214	227	238	270	253
Total	717	731	718	734	724
Wood Products
Lumber sales volume — in millions of board feet	287	264	243	224	321

(a)
The 2011 results included a $7 million increase in a disposition reserve. The 2010 results included a gain of $12 million from the sale of a portion of the Company's interest in its JV. The 2009 results included income of $205 million related to the Alternative Fuel Mixture Credit ("AFMC").

(b)
The 2011 results included a benefit of $16 million for the reversal of a reserve related to the taxability of the AFMC. The 2010 results included a tax benefit of $24 million for the Cellulosic Biofuel Producer Credit ("CBPC") and a gain of $12 million from the sale of a portion of the Company's interest in its JV. The 2009 results included income of $193 million related to the AFMC.

(c)	Total timberland acquisitions for 2011 of $426 million included $105 million of notes assumed.

(d)	The 2010 results included a cash refund from the Internal Revenue Service ("IRS") of $189 million related to the AFMC.

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

Reconciliation of Operating Income (Loss) by Segment to EBITDA by Segment
(dollars in millions)

		Forest Resources	Real Estate	Performance Fibers	Wood Products	Other	Corporate and other	Total
2012
Operating income		$46	$32	$359	$10	$—	$(36)	$411
Add:	Depreciation, depletion and amortization	75	8	61	3	—	2	149
EBITDA		$121	$40	$420	$13	$—	$(34)	$560
2011
Operating income (loss) (a)		$47	$47	$298	$(2)	$1	$(35)	$356
Add:	Depreciation, depletion and amortization	63	12	56	3	—	2	136
EBITDA		$110	$59	$354	$1	$1	$(33)	$492
2010
Operating income (b)		$33	$53	$214	$2	$1	$(21)	$282
Add:	Depreciation, depletion and amortization	59	22	58	3	—	1	143
EBITDA		$92	$75	$272	$5	$1	$(20)	$425
2009
Operating income (loss) (c)		$7	$56	$184	$(11)	$(3)	$177	$410
Add:	Depreciation, depletion and amortization	70	24	58	5	—	1	158
EBITDA		$77	$80	$242	$(6)	$(3)	$178	$568
2008
Operating income (loss)		$31	$80	$149	$(7)	$3	$(30)	$226
Add:	Depreciation, depletion and amortization	85	21	56	5	—	2	169
EBITDA		$116	$101	$205	$(2)	$3	$(28)	$395

(a)	Corporate and other included a $7 million increase in a disposition reserve. See Note 15 — Liabilities for Dispositions and Discontinued Operations for additional information.

(b)	Corporate and other included a gain of $12 million from the sale of a portion of the Company's interest in the JV. See Note 5 — Joint Venture Investment for additional information.

(c)
Corporate and other included $205 million related to the AFMC. See Note 8 — Income Taxes — Alternative Fuel Mixture Credit("AFMC") and Cellulosic Biofuel Producer Credit ("CBPC") for additional information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Our revenues, operating income and cash flows are primarily derived from three core business segments: Forest Resources, Real Estate and Performance Fibers. We own or lease (under long-term agreements) approximately 2.4 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, Oklahoma, Texas and Washington. We also manage and have a 26 percent interest in a joint venture with 0.3 million acres of timberland in New Zealand. We believe we are the seventh largest private landowner in the United States. Our Real Estate business seeks to maximize the value of our properties which are more valuable for development, recreational or conservation uses than for growing timber, and sell our non-strategic timberland. Our Performance Fibers business has been a supplier of premier cellulose specialty grades of pulp for over eighty-five years and we are on schedule to complete the cellulose specialties expansion ("CSE") at our Jesup, Georgia mill in mid-2013.
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
Our focus is on cash generation, effective allocation of capital and maximizing returns for shareholders. Our strategy consists of the following key elements:

•
Increase the size and quality of our timberland holdings through timberland acquisitions while selling timberland that no longer meets our strategic or financial return requirements. This strategy, which requires a disciplined approach and rigorous adherence to strategic and financial metrics, can result in significant year-to-year variation in timberland acquisitions and divestitures. For example, we acquired 88,000 acres of timberland in 2012, 308,000 acres in 2011, 3,000 acres in 2010, none in 2009, and 110,000 acres in 2008. We sold approximately 14,000, 12,000 and 45,000 acres of non-strategic timberland in 2012, 2011 and 2010, respectively.

•
Extract maximum value from our HBU properties. In prior years our focus on development properties was to obtain entitlements. Our entitlement efforts are largely complete as we have approximately 39,000 acres entitled in Florida and Georgia. We now will continue to work on monetizing these properties. For our prime industrial and commercial properties, we have focused on mega-site certification. In 2012 we achieved certification of 1,400 acres in Bryan County, GA as development-ready for large industrial or commercial uses. We have also made significant progress on certification of an 1,800 acre industrial site in Nassau County, FL. We will continue our rural HBU program of sales for conservation, recreation and industrial uses. Our primary markets are in our Southern U.S. holdings.

•
Maintain our global leadership in high purity cellulose specialties through investments to increase capacity, and improve product quality and technical expertise. In May 2011, our Board of Directors approved the CSE to convert a fiber line at our Jesup, Georgia mill from production of absorbent materials to cellulose specialties. The CSE will add approximately 190,000 metric tons of cellulose specialties capacity, bringing total cellulose specialties capacity to about 675,000 metric tons. Production of cellulose specialties is expected to gradually increase to capacity by 2015. Customer commitments for the additional volume exceed 85 percent. Upon completion of this $375 million to $390 million project, we will be exiting the more commodity-like absorbent materials business (estimated 260,000 metric tons of capacity). This expansion will help further differentiate our business as we will be able to increase our focus on high-end specialty pulp and the development of customer specific applications. The project remains on schedule for a mid-2013 start-up.

As part of our strategy to focus only on specialty manufacturing, we agreed to sell our Wood Products business for $80 million. This sale is expected to close in the first quarter of 2013.
Management and our Board of Directors have developed a long-range planning process for the growth of our three core businesses. Our long-range planning process incorporates strategic factors such as allocation of capital, market forces and risks, access to capital, the competitive landscape and continued compliance with REIT requirements (particularly in view of the continued growth of our Performance Fibers business). We are committed to having an unencumbered approach to grow each of our three core businesses. Any actions we may take in the future with respect to changing strategic factors will be focused on ensuring each of our businesses can take advantage of growth opportunities while maximizing value for our shareholders.
We continuously evaluate our capital structure. Our year-end debt-to-capital ratio was 47 percent and our debt-to-EBITDA ratio was 2.3 times, while our net debt-to-EBITDA ratio was 1.8 times. We believe that a debt-to-EBITDA ratio of up to three times is appropriate to keep our weighted-average cost of capital low while maintaining an investment grade debt rating as well as retaining the flexibility to actively pursue growth opportunities.

We have historically maintained conservative leverage and believe in keeping ample liquidity and financial flexibility. Maintaining an investment grade debt rating has been a key element of this overall financial strategy as it historically allowed access to corporate debt markets even in difficult economic conditions. Our activity in capital markets the past year included the following:

•	In March 2012, we issued $325 million of 3.75% Senior Notes due 2022. Approximately $150 million of the proceeds from these notes were used to repay borrowings under our revolving credit facility.

•
The 3.75% Senior Exchangeable Notes matured in October 2012 and the outstanding principal balance of $300 million was paid in cash, financed through borrowings on the Company's revolving credit facility.

•
In October 2012, we amended the revolving credit facility to take advantage of better pricing, improve covenants and change the debt ceiling calculation to provide additional borrowing capacity. The April 2016 expiration date was not changed.

•
In December 2012, the Company entered into a $640 million term credit agreement, which allows borrowings up to $640 million through December 2017 under a maximum of five advances. At closing, TRS borrowed $300 million and used the proceeds to pay down borrowings on the revolving credit facility, leaving $340 million of available capacity under the term credit agreement.

We had $171 million of available borrowing capacity on the amended revolving credit facility as of December 31, 2012. See Note 11 — Debt for additional information on these transactions.
We maintain four qualified defined benefit plans and one unfunded plan to provide benefits in excess of amounts allowable in qualified plans under current tax law. At December 31, 2012, our qualified plans were underfunded $98 million versus $86 million at December 31, 2011 primarily due to a decrease in the discount rate from 4.20 percent to 3.70 percent. Our unfunded plan's liabilities increased from $31 million at December 31, 2011 to $35 million at December 31, 2012, also due to the decline in the discount rate. Although we have no pension contribution requirements in 2013, we may make discretionary pension contributions.
Our strategic capital is expected to be allocated primarily to our Performance Fibers segment for completion of the Jesup mill CSE and to the Forest Resources segment for timberland acquisitions. We do not have any debt repayment requirements in 2013 but may incur additional debt in conjunction with strategic opportunities that would cause us to exceed the debt-to-capital ratio mentioned above.
In 2012, our annual dividend was $1.68 per share, reflecting a third quarter increase in the quarterly dividend from $0.40 per share to $0.44 per share. Our 2013 dividend payments are expected to total $223 million assuming no change in the current rate.
Overall, we believe we have adequate liquidity and sources of capital to run our businesses efficiently and effectively and to maximize the value of assets under management. We expect cash flow from operations, proceeds from the Wood Products sale and debt available under our term credit agreement to adequately cover planned capital expenditures (including strategic outlays), interest expense and dividends in 2013.
Operational Strategies
Timber is sold primarily through an auction process, although it is also marketed through log supply agreements (primarily in the Northern region). We operate Forest Resources as a stand-alone business, requiring our Performance Fibers and lumber mills to compete with third-party bidders for timber, primarily at auction. This promotes realizing market value and generating a true measure of fair value returns in Forest Resources while minimizing the possibility of our manufacturing facilities being subsidized with below-market cost wood. We focus on optimizing Forest Resources returns by continually improving productivity and yields beginning with genetically superior seedlings from our own nurseries and through advanced silvicultural practices which take into account soil, climate and biological considerations. We also actively pursue other non-timber sources of income, primarily hunting and other recreational licenses. Finally, we evaluate timberland acquisitions and pursue those that meet various financial and strategic criteria.
A significant portion of our acreage is more valuable for development, recreational or conservation purposes than for growing timber. To maximize the value of our development properties, our strategy has been to engage in value-added entitlement activities versus selling real estate in bulk without entitlements. Our entitlement efforts are largely complete as we now have approximately 7,900 acres of entitled land in Georgia and 31,200 acres of entitled land in Florida. We will now begin to actively market these properties in order to monetize them. Additionally, in 2012 we continued our strategy of selling non-strategic timberland holdings, which enables us to redeploy capital to higher returning assets.
In Performance Fibers, our focus is to differentiate our business by developing and improving products for customer specific applications and to improve our position as a premier supplier of cellulose specialties. In 2012, cellulose specialties accounted for

70 percent of our sales volume, with the balance in absorbent materials consisting primarily of fluff pulp. We are a market leader in cellulose specialties, utilizing our considerable technical applications expertise to customize products to exacting customer specifications, which allows differentiation from most competitors. Fluff pulp is a semi-commodity with limited opportunity for differentiation other than by price and customer service. There are a number of much larger companies in the fluff pulp market and we are not a market leader. These factors were major considerations in our decision to proceed with the CSE project and exit the fluff market. Cost control is a critical element to remaining competitive in the Performance Fibers markets. The keys to success are operating continuously, safely, and efficiently while closely managing raw material and conversion costs. Capital expenditures typically are directed toward cost reduction, product enhancements, environmental requirements and efficiency projects.
In January 2013, we reached an agreement to sell our Wood Products business consisting of three sawmills. The sale is expected to close in the first quarter of 2013.
Our capital expenditures totaled $158 million in 2012, excluding the CSE and strategic acquisitions. For 2013, non-strategic capital expenditures are expected to range from $140 million to $145 million and will be invested primarily in Performance Fibers on cost reduction and efficiency projects and in silvicultural investments in our timberlands. In 2013, spending is expected to decrease from the prior year primarily due to the completion of a number of projects at our Fernandina mill at the end of 2012 and the first half of 2013. We expect 2013 spending on completion of the CSE to range between $130 million and $145 million.
Industry and Market Conditions
In 2012, demand for pulpwood was strong in the Gulf States and Atlantic regions as pulp mills continued to operate at full capacity and demand for bioenergy continued. The market was impacted by a decreased supply of pulpwood in the Gulf States with poor logging conditions due to wet weather. Domestic demand for sawtimber gained strength due to slight improvements in the housing market. Export sawtimber markets in the Pacific Northwest region showed continued weakness during the first half of the year primarily due to reduced Chinese demand for logs with some price recovery exhibited in the fourth quarter. We anticipate Chinese demand for logs will continue to strengthen during 2013. Overall, we expect 2013 timber demand and pricing to exceed 2012 levels as general economic conditions improve in the U.S. and Chinese demand returns.
In Real Estate, we expect the demand for development property to slowly return with the modestly improving housing market and overall economic climate. However, there are indications of increasing development interest in some local markets.
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
Absorbent materials prices declined during 2012 as market conditions weakened. We expect average 2013 prices to be below 2012. Sales of absorbent materials are typically made with an annual volume agreement that allows price to move with the market during the year. During 2013, we will exit this market when we complete the CSE project.
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
An annual depletion rate is established for each particular region by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A three percent company-wide change in estimated standing merchantable inventory would cause 2012 depletion expense to change by approximately $2 million.
Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. In the fourth quarter of 2012, we acquired an additional 62,600 acres in the Gulf States region. Although 2012 depletion expense was not significantly impacted, we anticipate 2013 depletion to change by approximately $0.5 million. In 2011, we acquired approximately 308,000 acres of timberland mainly located in the Gulf States region resulting in a higher depletion rate. The acquisition did not significantly impact 2011 depletion expense but increased 2012 depletion expense by $2.2 million.
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
Environmental costs associated with dispositions and discontinued operations
At December 31, 2012, we had $82 million of accrued liabilities for environmental costs relating to past dispositions and discontinued operations. Numerous cost assumptions are used in estimating these obligations. Factors affecting these estimates include changes in the nature or extent of contamination, changes in the content or volume of the material discharged or treated in connection with one or more impacted sites, requirements to perform additional or different assessment or remediation, changes in technology that may lead to additional or different environmental remediation strategies, approaches and workplans, discovery of additional or unanticipated contaminated soil, groundwater or sediment on or off-site, changes in remedy selection, changes in law or interpretation of existing law and the outcome of negotiations with governmental agencies or non-governmental parties. We periodically review our environmental liabilities and also engage third-party consultants to assess our ongoing remediation of contaminated sites. A significant change in any of the estimates could have a material effect on the results of our operations. Typically, these cost estimates do not vary significantly on a quarter to quarter basis, although there can be no assurance that such a variance will not occur in the future. In 2012 and 2011, we increased the liability by $1 million and $7 million, respectively. See Note 15 — Liabilities for Dispositions and Discontinued Operations for additional information.
Determining the adequacy of pension and other postretirement benefit assets and liabilities
We have four qualified benefit plans which cover most of our U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to certain participants in the qualified plans. All plans are currently closed to new participants. Pension expense for all plans was $19 million in 2012. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of these assumptions, we exercise some degree of judgment when selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.
In determining pension expense in 2012, a $25 million return was assumed based on an expected long-term rate of return of 8.5 percent. The actual return for 2012 was a gain of $42 million, or 14 percent. Our long-term return assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual annualized rate of return from 1994 (the date of our spin-off from ITT Corporation) through 2012. At the end of 2012, we reviewed this assumption for reasonableness and determined that the 2012 long-term rate of return assumption should remain at 8.5 percent. At December 31, 2012, our asset mix consisted of 66 percent equities, 31 percent bonds and three percent real estate equity funds. We do not expect this mix to change materially in the near future.
In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high quality (AA rated), long-term corporate bond rates into their calculations. The discount rate decreased from 4.20 percent at December 31, 2011 to 3.70 percent at December 31, 2012.

The Company’s pension plans were underfunded by $134 million at December 31, 2012, a $16 million decrease in funding status from December 31, 2011 due primarily to the decreased discount rate. We had no mandatory pension contributions and did not make discretionary contributions to our qualified pension plans in 2012 or 2011. We made discretionary contributions of $50 million in 2010. Future requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates and requirements under the Pension Protection Act. See Note 20 — Employee Benefit Plans for additional information.
In 2013, we expect pension expense to be slightly above 2012 due to an increase in the amortization of actuarial losses resulting from a decrease in the discount rate. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters.
The sensitivity of pension expense and projected benefit obligation to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Pension Expense	Projected Benefit Obligation
25 bp decrease in discount rate	+ 1.5 million	+ 15.8 million
25 bp increase in discount rate	- 1.5 million	- 14.9 million
25 bp decrease in long-term return on assets	+ 0.7 million
25 bp increase in long-term return on assets	- 0.7 million
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
Our income tax returns are subject to examination by U.S. federal, state, and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. We record a liability for an uncertain tax position that does not meet this criterion. The liabilities for unrecognized tax benefits are adjusted in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. See Note 8 — Income Taxes for additional information about our unrecognized tax benefits.

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2012	2011	2010
Sales
Forest Resources
Atlantic	$64	$71	$72
Gulf States	45	31	29
Northern	110	102	67
New Zealand	11	11	9
Total Forest Resources	230	215	177
Real Estate
Development	2	4	3
Rural	39	33	28
Non-Strategic Timberlands	16	34	65
Total Real Estate	57	71	96
Performance Fibers
Cellulose specialties	935	824	686
Absorbent materials	158	196	195
Total Performance Fibers	1,093	1,020	881
Wood Products	88	68	68
Other Operations	105	122	102
Intersegment Eliminations	(2)	(7)	(9)
Total Sales	$1,571	$1,489	$1,315
Operating Income (Loss)
Forest Resources	$46	$47	$33
Real Estate	32	47	53
Performance Fibers	359	298	214
Wood Products	10	(2)	2
Other Operations	—	1	1
Corporate and other (a)	(36)	(35)	(21)
Operating Income	411	356	282
Interest Expense	(45)	(51)	(50)
Interest/Other Income	1	1	1
Income Tax Expense (b)	(88)	(30)	(15)
Net Income	$279	$276	$218

(a)
The 2011 results included a $7 million increase in a disposition reserve. See Note 15 — Liabilities for Dispositions and Discontinued Operations for additional information. The 2010 results included a gain of $12 million from the sale of a portion of the Company's interest in the JV. See Note 5 — Joint Venture Investment for additional information.

(b)
The 2011 results included a benefit of $16 million from the reversal of a reserve related to the taxability of the AFMC. The 2010 results included a tax benefit of $24 million for the CBPC. See Note 8 — Income Taxes for additional information.

Results of Operations, 2012 versus 2011
Forest Resources

Sales (in millions)	2011	Changes Attributable to:		2012
		Price	Volume/ Mix/Other
Atlantic	$71	$4	$(11)	$64
Gulf States	31	—	14	45
Northern	102	(13)	21	110
New Zealand	11	—	—	11
Total Sales	$215	$(9)	$24	$230

Operating Income (in millions)	2011	Changes Attributable to:			2012
		Price	Volume/ Mix	Cost/Other
Atlantic	$11	$4	$(1)	$3	$17
Gulf States	2	—	3	1	6
Northern	29	(13)	8	(3)	21
New Zealand/Other	5	—	—	(3)	2
Total Operating Income	$47	$(9)	$10	$(2)	$46
The Atlantic region's sales decreased from the prior year, primarily due to lower volumes as 2011 results included fire salvage timber. The decline in volume was partially offset by a 12 percent increase in 2012 pine stumpage prices as 2011 prices were negatively impacted by the fire salvage timber. Operating income improved from 2011 due to higher sales prices and non-timber income. The 2011 results also included approximately $2 million of write-downs from forest fires.
The Gulf States' sales and operating income increased from 2011 as volumes rose 51 percent, primarily due to the integration of the 2011 timberland acquisitions and higher non-timber income.
In the Northern region, sales increased from the prior year primarily due to higher volumes of delivered wood in the Northwest. However, operating income decreased primarily due to an eight percent decrease in price as a result of weaker Asian demand and higher logging and transportation costs.
The New Zealand sales represent timberland management fees for services provided to the JV, Matariki Forestry Group ("Matariki"). The operating income primarily represents the JV's equity earnings which decreased from 2011 mainly due to weaker Asian demand and lower carbon credit sales.
Real Estate
Our real estate holdings are primarily in the southeastern U.S. We segregate these real estate holdings into three groups: development HBU, rural HBU and non-strategic timberlands. Our strategy is to extract maximum value from our HBU properties while selling non-strategic holdings to allow reinvestment in more strategic properties.

	2011	Changes Attributable to:		2012
Sales (in millions)		Price	Volume/ Mix
Development	$4	$—	$(2)	$2
Rural	33	2	4	39
Non-Strategic Timberlands	34	(23)	5	16
Total Sales	$71	$(21)	$7	$57

Operating Income (in millions)	2011	Changes Attributable to:			2012
		Price	Volume/ Mix	Cost/Other
Total Operating Income	$47	$(21)	$5	$1	$32
As expected, 2012 sales and operating income decreased from prior year as 2011 results included a 6,300 acre non-strategic sale at $3,995 per acre and a $6 million property tax settlement covering several prior years. The lower 2012 results were partially offset by higher rural HBU volume and prices of ten percent and six percent, respectively.
Performance Fibers

Sales (in millions)	2011	Changes Attributable to:		2012
		Price	Volume/ Mix
Cellulose specialties	$824	$112	$(1)	$935
Absorbent materials	196	(26)	(12)	158
Total Sales	$1,020	$86	$(13)	$1,093
Cellulose specialties sales improved as prices increased 14 percent from the prior year due to continued strong demand. Absorbent materials prices declined 15 percent due to market weakness, while volumes were six percent lower due to a production shift to cellulose specialties.

Operating Income (in millions)	2011	Changes Attributable to:			2012
		Price	Volume/ Mix	Cost/Other
Total Operating Income	$298	$86	$(3)	$(22)	$359
In 2012, operating income improved from the prior year as higher cellulose specialties prices more than offset increased wood, chemical and labor costs. The 2011 results were also negatively impacted by a $6 million write-off related to process equipment changes needed for the CSE project.
We are on schedule to complete the CSE project in mid-2013. The cost of the project is expected to exceed our initial engineering estimate of $300 million by approximately 25 percent to 30 percent. This change is primarily due to underestimates of the cost required for certain elements of the project, labor costs incurred to hold schedule and scope changes necessitated after the detailed engineering was completed. Despite the increased cost on this large, complex and fast-track project, we expect the internal rate of return on the project to be within the initial 17 percent to 20 percent range as the current and projected future price differential between cellulose specialties and absorbent materials has widened.
Upon completion of the CSE, we will undergo a phase-in period to complete customer qualifications. As such, 2013 will be a transition year for Performance Fibers with an expected five to ten percent decrease in operating income compared to our record 2012 results. After the phase-in period, we will be exiting the more commodity-like absorbent materials business and transitioning to producing only cellulose specialties. When this occurs, we anticipate total sales and operating income to increase as we expect the higher prices received on the additional cellulose specialties volumes to more than offset expected cost increases of approximately 11 percent and the net 70,000 metric ton reduction in overall production capacity. For the year ended December 31, 2012, our cellulose specialties average sales price of $1,859 per metric ton was $1,139 above our absorbent materials average sales price per metric ton. We expect our costs to increase during the CSE phase-in due to higher conversion costs and depreciation.
Wood Products

Sales (in millions)	2011	Changes Attributable to:		2012
		Price	Volume
Total Sales	$68	$14	$6	$88

Operating (Loss) Income (in millions)	2011	Changes Attributable to:		2012
		Price	Volume/Cost
Total Operating (Loss) Income	$(2)	$14	$(2)	$10

Sales and operating income increased over the prior year by $20 million and $12 million, respectively, primarily due to higher prices. In January 2013, we announced the sale of the Wood Products business for $80 million, which is expected to close in the first quarter of 2013 and result in an after-tax gain of approximately $40 million.
Other Operations
Sales declined from 2011 as weakened export demand resulted in lower log trading volumes and prices. The decrease in operating income was also due to unfavorable foreign exchange rates.
Corporate and Other Expense/Eliminations
The 2011 results include a $7 million increase in a disposition reserve, discussed at Note 15 — Liabilities for Dispositions and Discontinued Operations. Excluding this special item, 2012 corporate and other expenses increased primarily due to higher benefit and business development costs.
Interest Expense and Interest/Other Income
Interest expense was $6 million below the prior year due to higher capitalized interest on the CSE project and lower borrowing rates. Interest/other income was comparable to the prior year.
Income Tax Expense
The full year effective tax rate was 24.1 percent compared to 9.9 percent in 2011 primarily due to several non-routine tax items. Excluding these items, the 2012 effective tax rate was 27.9 percent, up from 24.6 percent in the prior year. The higher 2012 rate was due to proportionately higher earnings from the TRS. See Note 8 — Income Taxes for additional information regarding the provision for income taxes and the non-routine tax items.
Outlook for 2013
In Forest Resources, we expect an improving housing market and strengthening Asian exports to drive higher sawlog demand and prices. In Real Estate, we anticipate a significantly improved year driven by higher demand for our non-strategic properties and continued solid interest for our rural recreational and conservation properties. In Performance Fibers, 2013 will be a transition year as we bring the CSE project online, begin qualifying our new cellulose specialties product with customers and exit the absorbent materials business. However, we again expect strong results from this business, although below last year's record results, primarily due to additional costs and lower volumes from the CSE transition, and weaker absorbent materials prices. Overall, excluding the impact of the sale of our Wood Products business, we expect operating income and earnings per share ("EPS") will be slightly above 2012, and that CAD will increase by five to ten percent.
Our 2013 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.
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
The New Zealand sales represent timberland management fees for services provided to the Matariki JV. The operating income primarily represents equity earnings related to the JV's activities which have increased from 2010 mainly due to higher export prices and the sale of carbon credits.
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
Wood Products

Sales (in millions)	2010	Changes Attributable to:		2011
		Price	Volume
Total Sales	$68	$(6)	$6	$68

Operating Income (Loss) (in millions)	2010	Changes Attributable to:		2011
		Price	Costs
Total Operating Income (Loss)	$2	$(6)	$2	$(2)
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
Corporate and Other Expense/Eliminations
The 2011 results include a $7 million increase in a disposition reserve. See Note 15 — Liabilities for Dispositions and Discontinued Operations for additional information. The 2010 results include a first quarter gain of $12 million from the sale of a portion of the Company's interest in the JV. See Note 5 — Joint Venture Investment for additional information. Excluding these special items, corporate and other expenses were $4 million below the prior year as 2010 included a $3 million accrual for closed facilities.
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

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of December 31,
	2012	2011	2010
Cash and cash equivalents	$281	$79	$349
Total debt	1,270	847	768
Shareholders’ equity	1,438	1,323	1,252
Total capitalization (total debt plus equity)	2,708	2,170	2,020
Debt to capital ratio	47%	39%	38%

Our 2012 total debt and debt-to-capital ratio increased from 2011 primarily due to the CSE expansion, timberland acquisitions and the timing of borrowings. See Note 11 — Debt for additional information.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended December 31 (in millions of dollars):

	2012	2011	2010
Total cash provided by (used for):
Operating activities	$446	$432	$495
Investing activities	(473)	(489)	(143)
Financing activities	229	(215)	(78)
Effect of exchange rate changes on cash	—	1	—
Increase (decrease) in cash and cash equivalents	$202	$(271)	$274
Cash Provided by Operating Activities
Cash provided by operating activities in 2012 increased from the prior year primarily due to favorable operating results in our Performance Fibers segment partially offset by higher cash taxes as 2011 benefited from several non-routine tax items.
Cash provided by operating activities in 2011 decreased from the prior year as 2010 included a $189 million refund related to the AFMC. Excluding the impact of this receipt, cash provided by operating activities increased $126 million primarily due to higher earnings in our Performance Fibers segment and a $50 million decrease in pension contributions.
Cash Used for Investing Activities
Cash used for investing activities decreased in 2012 as 2011 included $321 million in strategic timberland acquisitions compared to $107 million in 2012. This decrease was partially offset by a $158 million increase in spending on the CSE project, a $19 million increase in restricted cash due to the timing of like-kind exchanges and a $13 million increase in non-strategic capital expenditures.
Cash used for investing activities in 2011 rose from 2010 primarily due to an increase in strategic capital which included $321 million for timberland acquisitions and $43 million for the Jesup mill CSE. This was partially offset by changes in restricted cash due to the timing of like-kind exchange transactions.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities in 2012 increased from the prior year as 2012 included net debt borrowings of $416 million, compared to net repayments of $39 million in 2011. Additionally, proceeds on stock options exercised increased $12 million. These cash inflows were partially offset by a $21 million increase in dividends paid as annual dividends per share rose 11 percent during 2012.
Cash used for financing activities in 2011 increased from 2010 as 2011 included net debt repayments of $39 million, while 2010 included net borrowings of $60 million. Additionally, dividends paid increased $22 million as dividends per share rose 12 percent over the 2010 amount and proceeds on stock options exercised decreased $13 million.

Expected 2013 Expenditures
Capital expenditures in 2013 are forecasted to be between $140 million and $145 million, excluding strategic timberland acquisitions and the CSE. We expect 2013 spending on completion of the CSE to range between $130 million and $145 million. Our 2013 dividend payments are expected to increase from $207 million to $223 million assuming no change in the quarterly dividend rate of $0.44 per share.
We made no discretionary pension contributions in 2012 or 2011. We have no mandatory pension contributions in 2013 but may make discretionary contributions. Cash payments for income taxes in 2013 are anticipated to be between $65 million and $70 million, excluding taxes related to the gain on the Wood Products sale. Expenditures for environmental costs related to our dispositions and discontinued operations are expected to be $8 million. See Note 15 — Liabilities for Dispositions and Discontinued Operations for further information.

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
Below is a reconciliation of Net Income to EBITDA and a table of EBITDA by segment for the five years ended December 31 (in millions of dollars):

	2012	2011	2010	2009	2008
Net Income to EBITDA Reconciliation
Net Income	$279	$276	$218	$313	$149
Income tax expense	88	30	15	46	29
Interest, net	44	50	49	51	49
Depreciation, depletion and amortization	149	136	143	158	168
EBITDA (a)	$560	$492	$425	$568	$395

	2012	2011	2010	2009	2008
EBITDA by Segment
Forest Resources	$121	$110	$92	$77	$116
Real Estate	40	59	75	80	101
Performance Fibers	420	354	272	242	205
Wood Products	13	1	5	(6)	(2)
Other Operations	—	1	1	(3)	3
Corporate and other (a)	(34)	(33)	(20)	178	(28)
EBITDA	$560	$492	$425	$568	$395

(a)
The results for 2011 included a $7 million increase in a disposition reserve. The results for 2010 included a gain of $12 million from the sale of a portion of the Company's interest in the JV. The results for 2009 included $205 million related to the AFMC.

Excluding special items noted in the footnote above, 2012 EBITDA was $61 million above prior year primarily due to higher operating results in our Performance Fibers segment. Excluding special items noted in the footnote above, 2011 EBITDA was $86 million above 2010 primarily due to higher operating results in our Performance Fibers Segment. See Item 6 — Selected Financial Data for a reconciliation of EBITDA to Operating Income by segment.
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
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five years ended December 31 (in millions):

	2012	2011	2010	2009	2008
Cash provided by operating activities	$446	$432	$495	$307	$340
Capital expenditures (a)	(158)	(145)	(138)	(92)	(105)
LKE tax benefits on third-party real estate sales (b)	—	—	—	—	(12)
Change in committed cash	6	(6)	12	17	(10)
Excess tax benefits on stock-based compensation	8	6	5	3	3
Other	2	—	10	(2)	—
CAD	304	287	384	233	216
Mandatory debt repayments	(323)	(93)	(1)	(123)	(24)
Adjusted CAD	$(19)	$194	$383	$110	$192

Cash used for investing activities	$(473)	$(489)	$(143)	$(93)	$(330)
Cash provided by (used for) financing activities	$229	$(215)	$(78)	$(202)	$(128)

(a)
Capital expenditures exclude strategic capital. For the year ended December 31, 2012, strategic capital totaled $201 million for the Jesup mill CSE and $107 million for timberland acquisitions. For the year ended December 31, 2011, strategic capital totaled $43 million for the Jesup mill CSE and $426 million for timberland acquisitions (including $105 million of assumed notes).

(b)	Represents income taxes which would have been paid had the Company not completed third-party like-kind exchange ("LKE") transactions.
Adjusted CAD decreased in 2012 due to the refinancing of $300 million of Senior Exchangeable Notes and $23 million of solid waste bonds that matured, partially offset by higher operating results and the change in committed cash. Adjusted CAD was lower in 2011 compared to 2010 due to the receipt of $189 million in 2010 related to the AFMC. Excluding this amount, 2011 adjusted CAD was consistent with 2010 results as higher 2011 earnings were offset by the $93 million repayment of an installment note due in 2011. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
In April 2011, the Company entered into a five-year $300 million unsecured revolving credit facility, which was increased to $450 million in August 2011. During October 2012, we amended this revolving credit facility to take advantage of better pricing, improve covenants and change the debt ceiling calculation to provide additional borrowing capacity. As a result of the amendment, the borrowing rate decreased from LIBOR plus 105 basis points to LIBOR plus 97.5 basis points. The facility fee decreased 5 points from 20 basis points to 15 basis points. The Company had $171 million of available borrowing capacity under the revolving credit facility as of December 31, 2012.
In March 2012, we issued $325 million of 3.75% Senior Notes due 2022. Approximately $150 million of the proceeds from these notes were used to pay down the revolving credit facility.
The 3.75% Senior Exchangeable Notes matured in October 2012 and the principal balance of $300 million was paid in cash, financed through borrowings on the Company's revolving credit facility. The exchangeable note hedges also matured and the associated shares were used to pay the excess exchange value of 2,221,056 shares of Rayonier stock. As a result, there was no impact on the number of shares outstanding. Warrants sold in conjunction with the issuance of these notes and hedges remain outstanding and have maturity dates in first quarter 2013. We expect to settle the warrants in shares.
In December 2012, the Company entered into a $640 million senior unsecured term credit agreement with banks in the farm credit system, which is a network of cooperatives. The agreement matures in December 2019 and has a delayed draw feature that allows borrowings up to $640 million through December 2017 using a maximum of five advances. The periodic interest rate on the term credit agreement is LIBOR plus 150 basis points with an unused commitment fee of 15 basis points. The Company expects to receive annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company expects the effective interest rate to approximate LIBOR plus 100 basis points after consideration of the cash patronage refunds. At closing, TRS borrowed $300 million under the term credit agreement and used the proceeds to pay down its outstanding borrowings under the Company's existing revolving credit facility.
As of December 31, 2012, our $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending March 31, 2013. Per the indenture governing these notes, in order for the notes to become exchangeable, the Company's stock price must exceed 130 percent of the exchange price for 20 trading days in a period of 30 consecutive trading days as of the last day of the quarter. If the note holders exercise their option prior to March 31, 2013, the Company intends to repay the principal of the notes with cash on hand or by accessing its revolving credit facility. Any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier.
See Note 11 — Debt for additional information on these agreements and other outstanding debt, as well as for information on covenants which must be met in connection with our installment note, mortgage notes, senior notes, term credit agreement and the revolving credit facility.
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. In February 2012, Moody's Investors Service raised our senior unsecured rating to "Baa1" from "Baa2" and revised our outlook to "Stable" from "Positive." In February 2011, Standard & Poor's Ratings Services raised its ratings on Rayonier, including our corporate credit rating, to "BBB+" from "BBB" while maintaining a "Stable" outlook.

Off-Balance Sheet Arrangements
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for certain self-insurance programs that we maintain. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 17 — Guarantees for further discussion.

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

The following table aggregates our contractual financial obligations as of December 31, 2012 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2013	2014-2015	2016-2017	Thereafter
Long-term debt (a)	$1,124	$—	$285	$199	$640
Current maturities of long-term debt	150	150	—	—	—
Interest payments on long-term debt (b)	226	42	75	43	66
Operating leases — timberland (c)	84	8	14	14	48
Environmental obligations (d)	31	16	15	—	—
Postretirement obligations (e)	35	3	6	7	19
Operating leases — PP&E, offices	14	4	5	3	2
Uncertain tax positions (f)	—	—	—	—	—
Purchase obligations	2	2	—	—	—
Total contractual cash obligations	$1,666	$225	$400	$266	$775

(a)	The book value of our long-term debt is currently recorded at $1.120 billion on the Company’s consolidated balance sheet, but upon maturity the liability will be $1.124 billion.

(b)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2012.

(c)	The majority of timberland leases are subject to changes in either the Consumer Price Index or the Producer Price Index.

(d)	These obligations relate to the Jesup mill 2008 consent order which was amended in 2011 for the CSE. See Environmental Regulation below for additional information on the Jesup mill consent order.

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

In February 2012, we filed a universal shelf registration giving us the ability to issue and sell an indeterminate amount of various types of debt and equity securities. In March 2012, we issued $325 million of 3.75% Senior Notes due 2022 under the universal shelf registration statement. In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7.0 million common shares for the acquisition of other businesses, assets or properties. As of December 31, 2012, no common shares have been offered or issued under the Form S-4 shelf registration.
New Accounting Standards
See Note 2 — Summary of Significant Accounting Policies for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.
Environmental Regulation
Rayonier is subject to stringent environmental laws and regulations concerning air emissions, wastewater discharges, waste handling and disposal, and assessment and remediation of environmental contamination. Such environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws and regulations. Management closely monitors its environmental responsibilities and believes we are in substantial compliance with current environmental requirements. In addition to ongoing compliance with laws and regulations, our facilities operate in accordance with various permits, which are issued by state and federal environmental agencies. Many of these permits impose operating conditions on the Company which require significant expenditures to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions in response to new environmental laws and regulations, or more stringent interpretations of existing laws and regulations. In addition, under many federal environmental laws, private citizens and organizations, such as environmental advocacy groups, have the right to legally challenge permitting and other decisions made by regulatory agencies.

During 2012, 2011 and 2010, we spent the following for capital projects related to environmental compliance for ongoing operations:

(in millions)	2012	2011	2010
Jesup mill consent order (a)	$25	$3	$18
CSE (b)	16	5	—
Other (c)	12	10	5
Total	$53	$18	$23

(a)
Includes spending related to a 2008 Jesup mill consent order in which we agreed to implement certain capital improvements relating to the mill’s wastewater treatment. This consent order was amended in 2011 in connection with the CSE. Capital spending related to the consent order is expected to approximate $31 million over the next three years.

(b)	Environmental compliance expenditures are included in estimated costs to complete the CSE. During 2013, CSE-related environmental compliance spending is expected to approximate $17 million.

(c)
Includes spending for improvements to our manufacturing process and pollution control systems that will comply with the requirements of new or renewed air emission and water discharge permits, and other required improvements for our Performance Fibers mills. Other capital spending related to environmental compliance is expected to approximate $8 million in 2013.

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
Many of our operations are subject to constantly changing environmental requirements which are often the result of legislation, regulation, litigation and negotiation. For additional information see Item 1A — Risk Factors for a discussion of the potential impact of environmental laws and regulations, including climate-related initiatives, on our businesses.
It is the opinion of management that substantial expenditures will be required over the next ten years in the area of environmental compliance. In particular, we expect significant expenditures will be required as a result of an EPA regulation issued in 2012 which tightens emissions limits of certain air pollutants from industrial boilers. We are currently reviewing alternatives related to compliance at our Performance Fibers mills. We estimate the cost of compliance may range from $24 million to $60 million. See Note 15 — Liabilities for Dispositions and Discontinued Operations, for additional information regarding the Company’s environmental liabilities.

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
The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2012 was $810 million compared to $680 million in carrying value. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Our percentage of debt with fixed interest rates was 54 percent as of December 31, 2012. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2012 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $41 million.
We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. At December 31, 2012, we had no fuel oil or natural gas contracts outstanding.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Financial Statements on page ii.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously disclosed in the Company's Current Report on Form 8-K filed on May 23, 2012, our Audit Committee approved the engagement of Ernst & Young LLP as our independent registered public accounting firm effective May 22, 2012. There were no disagreements or reportable events related to the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2012.
Internal Control Over Financial Reporting
With regard to the Company’s internal control over financial reporting as defined in paragraph (f) of Rule 13a-15(f), see Management’s Report on Internal Control over Financial Reporting on page F-1, followed by the Report of Independent Registered Public Accounting Firm on pages F-2 through F-4, included in Item 8 — Financial Statements and Supplementary Data of this annual report on Form 10-K.
In the quarter ended December 31, 2012, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012. The report on the Company’s internal control over financial reporting as of December 31, 2012, is on page F-3.

RAYONIER INC.

By:	/s/ PAUL G. BOYNTON
Paul G. Boynton Chairman of the Board, President and Chief Executive Officer
February 26, 2013

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rayonier Inc.

We have audited the accompanying consolidated balance sheet of Rayonier Inc and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rayonier Inc.

We have audited Rayonier Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012 and the related consolidated statements of income and comprehensive income, and cash flows for the year then ended of the Company and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rayonier Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of income and comprehensive income and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 for the years ended December 31, 2011 and 2010. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rayonier Inc. and subsidiaries as of December 31, 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Jacksonville, FL
February 27, 2012 (February 26, 2013 as it relates to Notes 4, 20 and 22)

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2012	2011	2010
SALES	$1,571,000	$1,488,642	$1,315,233
Costs and Expenses
Cost of sales	1,104,805	1,073,732	990,099
Selling and general expenses	68,397	66,541	67,102
Other operating income, net (Note 14)	(13,103)	(3,829)	(10,519)
	1,160,099	1,136,444	1,046,682
Equity in income of New Zealand joint venture	550	4,088	1,033
OPERATING INCOME BEFORE GAIN ON SALE OF A PORTION OF INTEREST IN NEW ZEALAND JOINT VENTURE	411,451	356,286	269,584
Gain on sale of a portion of interest in New Zealand joint venture (Note 5)	—	—	12,367
OPERATING INCOME	411,451	356,286	281,951
Interest expense	(44,981)	(50,775)	(50,463)
Interest and miscellaneous income, net	606	851	1,315
INCOME BEFORE INCOME TAXES	367,076	306,362	232,803
Income tax expense	(88,391)	(30,357)	(15,217)
NET INCOME	278,685	276,005	217,586
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	4,352	3,546	4,162
New Zealand joint venture cash flow hedges	213	(2,373)	837
(Loss) gain from pension and postretirement plans, net of income tax (expense) benefit of ($339), $20,665 and $1,570	(496)	(46,263)	6,385
Total other comprehensive income (loss)	$4,069	$(45,090)	$11,384
COMPREHENSIVE INCOME	$282,754	$230,915	$228,970
EARNINGS PER COMMON SHARE
Basic earnings per share	$2.27	$2.27	$1.81

Diluted earnings per share	$2.17	$2.20	$1.79

Dividends per share	$1.68	$1.52	$1.36

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars)

	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$280,596	$78,603
Accounts receivable, less allowance for doubtful accounts of $417 and $399	100,359	95,008
Inventory (Note 10)	127,966	121,998
Prepaid and other current assets	57,353	48,893
Total current assets	566,274	344,502

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,573,309	1,503,711
PROPERTY, PLANT AND EQUIPMENT
Land	27,383	26,917
Buildings	147,445	140,269
Machinery and equipment	1,444,012	1,355,897
Construction in progress	268,459	96,097
Total property, plant and equipment, gross	1,887,299	1,619,180
Less—accumulated depreciation	(1,180,261)	(1,157,628)
Total property, plant and equipment, net	707,038	461,552
INVESTMENT IN JOINT VENTURE (Note 5)	72,419	69,219
OTHER ASSETS	203,911	190,364
TOTAL ASSETS	$3,122,951	$2,569,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$70,381	$72,873
Current maturities of long-term debt (Note 11)	150,000	28,110
Accrued taxes	13,824	5,223
Accrued payroll and benefits	28,068	26,846
Accrued interest	7,956	7,044
Accrued customer incentives	10,849	10,369
Other current liabilities	18,640	17,855
Current liabilities for dispositions and discontinued operations (Note 15)	8,105	9,931
Total current liabilities	307,823	178,251
LONG-TERM DEBT (Note 11)	1,120,052	819,229
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 15)	73,590	80,893
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 20)	159,582	140,623
OTHER NON-CURRENT LIABILITIES	23,900	27,279
COMMITMENTS AND CONTINGENCIES (Notes 16, 17 and 18)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 and 240,000,000 shares authorized, 123,332,444 and 122,035,177 shares issued and outstanding	670,749	630,286
Retained earnings	876,634	806,235
Accumulated other comprehensive loss	(109,379)	(113,448)
TOTAL SHAREHOLDERS' EQUITY	1,438,004	1,323,073
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,122,951	$2,569,348
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2012	2011	2010
OPERATING ACTIVITIES
Net income	$278,685	$276,005	$217,586
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	148,718	135,742	143,406
Non-cash cost of real estate sold	4,746	4,329	6,692
Stock-based incentive compensation expense	15,116	16,181	15,223
Gain on sale of a portion of interest in the New Zealand joint venture	—	—	(11,545)
Amortization of debt discount/premium	6,323	8,654	8,160
Deferred income taxes	3,505	2,498	14,936
Amortization of losses from pension and postretirement plans	19,493	12,369	6,135
Non-cash adjustments to unrecognized tax benefit liability	—	(16,000)	4,723
Other	(2,880)	5,184	(237)
Changes in operating assets and liabilities:
Receivables	(4,248)	(12,011)	20,774
Inventories	(10,649)	(3,868)	(27,693)
Accounts payable	(7,967)	6,347	(4,606)
Income tax and alternative fuel mixture credit receivable/payable	2,248	19,788	170,845
All other operating activities	2,750	(13,739)	(60,377)
Expenditures for dispositions and discontinued operations	(9,926)	(9,209)	(8,632)
CASH PROVIDED BY OPERATING ACTIVITIES	445,914	432,270	495,390
INVESTING ACTIVITIES
Capital expenditures	(157,562)	(144,522)	(138,449)
Purchase of timberlands	(106,536)	(320,899)	(5,360)
Jesup mill cellulose specialties expansion	(201,359)	(42,894)	—
Change in restricted cash	(10,559)	8,323	(8,231)
Other	3,115	11,378	9,384
CASH USED FOR INVESTING ACTIVITIES	(472,901)	(488,614)	(142,656)
FINANCING ACTIVITIES
Issuance of debt (Note 11)	1,230,000	460,000	157,000
Repayment of debt	(813,610)	(499,057)	(96,650)
Dividends paid	(206,583)	(185,272)	(163,673)
Proceeds from the issuance of common shares	25,495	13,451	26,314
Excess tax benefits on stock-based compensation	7,635	5,681	5,411
Debt issuance costs	(6,135)	(2,027)	(561)
Repurchase of common shares	(7,783)	(7,909)	(6,028)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	229,019	(215,133)	(78,187)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(39)	617	(48)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	201,993	(270,860)	274,499
Balance, beginning of year	78,603	349,463	74,964
Balance, end of year	$280,596	$78,603	$349,463
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$34,956	$38,223	$39,991
Income taxes	$74,745	$17,509	$11,776
Non-cash investing and financing activity:
Acquisition of timberlands (Note 6)	$—	$105,000	$—
Assumption of loan (Note 11)	$—	$105,000	$—
Capital assets purchased on account	$25,926	$20,866	$12,388
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS
Rayonier Inc., including its consolidated subsidiaries, ("Rayonier" or "the Company") is a leading international forest products company primarily engaged in timberland management, the sale of real estate, and the production and sale of high value specialty cellulose fibers and fluff pulp. The Company owns, leases or manages approximately 2.7 million acres of timberland and real estate located in the United States and New Zealand. Included in this property is over 0.2 million acres of high value real estate located primarily along the coastal region from Savannah, Georgia to Daytona Beach, Florida, which is referred to as the "coastal corridor." The Company owns and operates two specialty cellulose fibers mills in the United States. In addition, the Company manufactures lumber in three sawmills (Wood Products business) in Georgia and engages in the trading of logs.
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
Forest Resources
The Company’s Forest Resources segment owns, leases or manages approximately 2.6 million acres of timberlands located in the U.S. and New Zealand. The Forest Resources segment conducts activities that relate to the harvesting of timber in addition to managing timberlands and selling timber and logs to third parties. Forest Resources acquired approximately 88,000 acres of U.S. timberlands in 2012 and 308,000 acres in 2011.
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
Cellulose specialties—Rayonier is a producer of specialty cellulose products, most of which are used in dissolving chemical applications that require a highly purified form of cellulose fiber. The Company concentrates on producing the most high-value, technologically-demanding forms of cellulose specialty products, such as cellulose acetate and high purity cellulose ethers, and is a leading supplier of these products.
Absorbent materials—Rayonier is a producer of fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.
In 2011, Rayonier began a capital project, the Cellulose Specialties Expansion ("CSE"), to convert a fiber line at the Jesup, Georgia mill from absorbent materials to cellulose specialties. The CSE will add approximately 190,000 metric tons of cellulose specialties capacity, bringing total cellulose specialties capacity to about 675,000 metric tons. Production of cellulose specialties is expected to gradually increase to capacity by 2015. Upon completion in mid-2013, the Company will be exiting the absorbent materials business (about 260,000 metric ton capacity).
Wood Products
The Company operates and sells dimension lumber products through three lumber manufacturing facilities in the southeastern U.S.
Other
Rayonier operates log trading businesses in the northwest U.S. and New Zealand.
Subsequent Event
In January 2013, the Company announced that it reached an agreement to sell all of the assets of its Wood Products business to International Forest Products Limited for $80 million. The sale is expected to close in the first quarter of 2013.

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
Equity Method Investments
The Company accounts for its 26 percent interest in its joint venture ("JV") in accordance with generally accepted accounting principles under the equity method of accounting. Rayonier does not have a controlling financial interest but exerts significant influence over the JV’s operating policies as manager of the JV.
Timber
Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing timber including real estate taxes, lease rental payments, site preparation and direct support costs relating to facilities, vehicles and supplies are capitalized. Payroll costs are capitalized only for time spent on these activities, while interest or any other soft costs aside from those mentioned above are not capitalized. Such accumulated costs attributed to merchantable timber are charged to cost of goods sold (depletion) at the time the timber is harvested or when the underlying timberland is sold based on the relationship of timber sold to the estimated volume of currently merchantable timber. Upon the acquisition of timberland, the Company makes a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new, separate pool. This determination is based on the geographic location of the new timber, the customers/markets that will be served and the species

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

mix. If the acquisition is similar, the cost of the acquired timber is combined into an existing depletion pool and a new depletion rate is calculated for the pool. This determination and depletion rate adjustment normally occurs in the quarter following the acquisition, concurrent with the harvesting of the acquired timber.
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
The Company has established liabilities to assess, remediate and monitor sites related to dispositions or discontinued operations from which no current or future benefit is discernible. These obligations are established based on payments over the next 20 years and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2013 through 2032, reflects the time in which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the Company adjusts its recorded liabilities appropriately. Environmental liabilities are accounted for on an undiscounted basis and are reflected in current and non-current "Liabilities for dispositions and discontinued operations" in the Consolidated Balance Sheets.
Employee Benefit Plans
The determination of expense and funding requirements for Rayonier's four defined benefit pension plans, its unfunded excess pension plan and its postretirement health care and life insurance plans are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. See Note 20 — Employee Benefit Plans for assumptions used to determine benefit obligations, the net periodic benefit cost and health care cost trend rates for the year ending December 31, 2012.
Periodic pension and other postretirement expense is included in "Cost of sales" and "Selling and general expenses" in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2012 and 2011 all pension plans were in a liability position due to an underfunded status. The estimated amount to be paid in the next 12 months is recorded in "Accrued payroll and benefits" on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in "Pension and other postretirement benefits". Changes in the funded status of the Company's plans are recorded through comprehensive income (loss) in the year in which the changes occur. See Note 20 — Employee Benefit Plans for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company recognizes the effect of a change in income tax rates on deferred tax assets and liabilities in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date of the rate change. The Company records a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.
In determining the provision for income taxes, the Company computes an annual effective income tax rate based on annual income by legal entity, permanent differences between book and tax, and statutory income tax rates by jurisdiction. Inherent in the effective tax rate is an assessment of the ultimate outcome of uncertain tax positions. The Company adjusts its annual effective tax rate as additional information on outcomes or events becomes available. Discrete items such as taxing authority examination findings or legislative changes are recognized in the period in which they occur.
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
Reclassifications
Certain 2011 and 2010 amounts have been reclassified to conform with the current year presentation.
New or Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles, enhances the disclosure requirements for level 3 fair value measurements and requires the classification of all assets and liabilities measured at fair value in the fair value hierarchy, including those assets and liabilities which are not recorded at fair value but for which fair value is disclosed. The standard was effective for Rayonier's first quarter 2012 Form 10-Q filing and was applied prospectively. See Note 4 — Fair Value Measurements for our disclosures required under this guidance.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts - net income and other comprehensive income, would need to be displayed under either alternative. The statements would need to be presented with equal prominence as the other primary financial statements. The standard was effective for Rayonier's first quarter 2012 Form 10-Q filing. Since Rayonier reports a consolidated statement of income and comprehensive income for each reporting period, the Company's application of this guidance had no effect on the accompanying consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. This standard will be effective for Rayonier's first quarter 2013 Form 10-Q filing. The Company

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

is currently evaluating the impact of this pronouncement on its consolidated financial statements.

3.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in four reportable business segments: Forest Resources, Real Estate, Performance Fibers, and Wood Products. Forest Resources sales include all activities that relate to the harvesting of timber. Real Estate sales include all property sales, including those designated as HBU. The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Wood Products segment is comprised of lumber operations. See Note 1 — Nature of Business Operations — Subsequent Event for additional information regarding the Wood Products segment. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are reported in "Other Operations." Sales between operating segments are made based on fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.
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
Four customers in the Performance Fibers segment represented 15 percent, 12 percent, 10 percent and 10 percent of the Company’s consolidated sales in 2012, respectively. Three customers in the Performance Fibers segment represented 15 percent, 11 percent and 11 percent of the Company’s consolidated sales in 2011, respectively, and two customers in the Performance Fibers segment represented 14 percent and 10 percent of the Company’s consolidated sales in 2010.
Segment information for each of the three years ended December 31, 2012 follows (in millions of dollars):

	Sales
	2012	2011	2010
Forest Resources	$230	$215	$177
Real Estate	57	71	96
Performance Fibers	1,093	1,020	881
Wood Products	88	68	68
Other Operations	105	122	102
Intersegment Eliminations (a)	(2)	(7)	(9)
Total	$1,571	$1,489	$1,315

(a)	Intersegment eliminations reflect sales from our Forest Resources segment to our Performance Fibers segment.

	Operating Income/(Loss)
	2012	2011	2010
Forest Resources	$46	$47	$33
Real Estate	32	47	53
Performance Fibers	359	298	214
Wood Products	10	(2)	2
Other Operations	—	1	1
Corporate and other (a)	(36)	(35)	(21)
Total	$411	$356	$282

(a)
2011 included a $7 million increase in a disposition reserve. 2010 included a $12 million gain from the sale of a portion of the Company's interest in the JV. See Note 15 — Liabilities for Dispositions and Discontinued Operations and Note 5 — Joint Venture Investment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Gross Capital Expenditures
	2012	2011	2010
Forest Resources (a)	$156	$468	$41
Performance Fibers (b)	309	140	98
Wood Products	2	3	1
Corporate and other	1	2	4
Total assets acquired	$468	$613	$144
Less: Assumption of loan for timberlands acquisition	—	(105)	—
Total capital expenditures	$468	$508	$144

(a)	Includes strategic timberland acquisitions of $107 million, $426 million (including assumption of a $105 million loan) and $5 million in 2012, 2011 and 2010, respectively.
(b) Includes $201 million and $43 million of strategic capital expenditures related to the Jesup mill CSE in 2012 and 2011, respectively.

	Depreciation, Depletion and Amortization
	2012	2011	2010
Forest Resources	$75	$63	$59
Real Estate	8	12	22
Performance Fibers	61	56	58
Wood Products	3	3	3
Corporate and other	2	2	1
Total	$149	$136	$143

	Identifiable Assets
	2012	2011
Forest Resources	$1,690	$1,604
Real Estate	113	103
Performance Fibers	902	646
Wood Products	18	21
Other Operations	23	25
Corporate and other	377	170
Total	$3,123	$2,569

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Sales by Product Line
	2012	2011	2010
Forest Resources	$230	$215	$177
Real Estate
Development	2	4	3
Rural	39	33	28
Non-Strategic Timberlands	16	34	65
Total Real Estate	57	71	96
Performance Fibers
Cellulose specialties	935	824	686
Absorbent materials	158	196	195
Total Performance Fibers	1,093	1,020	881
Wood Products	88	68	68
Other	103	115	93
Total Sales	$1,571	$1,489	$1,315

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2012	2011	2010	2012	2011	2010	2012	2011
United States	$1,467	$1,378	$1,228	$409	$350	$268	$3,022	$2,473
New Zealand	104	111	87	2	6	14	101	95
All other	—	—	—	—	—	—	—	1
Total	$1,571	$1,489	$1,315	$411	$356	$282	$3,123	$2,569

	Sales by Destination
	2012	%	2011	%	2010	%
United States	$778	50	$737	49	$693	53
China	281	18	277	19	213	16
Europe	182	12	173	12	152	12
Japan	170	11	159	11	129	10
Other Asia	68	4	55	4	49	4
Latin America	53	3	36	2	35	3
New Zealand	18	1	22	1	17	1
Canada	4	—	9	1	10	1
All other	17	1	21	1	17	—
Total Sales	$1,571	100	$1,489	100	$1,315	100
The majority of sales to foreign countries are denominated in U.S. dollars.

4.	FAIR VALUE MEASUREMENTS
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2012 and 2011, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	2012			2011
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$280,596	$280,596	$—	$78,603	$78,603	$—
Restricted cash (a)	10,559	10,559	—	—	—	—
Current maturities of long-term debt	(150,000)	—	(150,000)	(28,110)	—	(29,319)
Long-term debt	(1,120,052)	—	(1,250,341)	(819,229)	—	(994,851)

(a)	Restricted cash is recorded in "Other Assets" and represents the proceeds from like-kind exchange ("LKE") sales deposited with a third-party intermediary.
Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents and Restricted cash — The carrying amount is equal to fair market value.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities.
Variable Interest Entity
Rayonier holds a variable interest in a bankruptcy-remote, limited liability subsidiary ("special-purpose entity") which was created in 2004 when Rayonier monetized a $25.0 million installment note and letter of credit received in connection with a timberland sale. The Company contributed the note and a letter of credit to the special-purpose entity and using the installment note and letter of credit as collateral, the special-purpose entity issued $22.6 million of 15-year Senior Secured Notes and remitted cash of $22.6 million to the Company. There are no restrictions that relate to the transferred financial assets. Rayonier maintains a $2.6 million interest in the entity and receives immaterial cash payments equal to the excess of interest received on the installment note over the interest paid on the Senior Secured Notes. The Company's interest is recorded at fair value and is included in "Other Assets" in the Consolidated Balance Sheets. During the years ended December 31, 2012, 2011 and 2010, de minimus fair value adjustments were recorded.
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
Assets measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at December 31, 2012	Level 2	Carrying Value at December 31, 2011	Level 2
Investment in special-purpose entity	$2,671	$2,671	$2,690	$2,690
The fair value of the investment in the special-purpose entity is determined by summing the discounted value of future principal and interest payments that Rayonier will receive from the special-purpose entity. The interest rate of a similar instrument is used to determine the discounted value of the payments.

5.	JOINT VENTURE INVESTMENT
The Company holds a 26 percent interest in Matariki Forestry Group ("Matariki"), a JV that owns or leases approximately 0.3 million acres of New Zealand timberlands. In addition to the investment, Rayonier New Zealand Limited ("RNZ"), a wholly-

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business.
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
In December 2012, the Company acquired approximately 63,000 acres of timberland in Texas for $88 million. The acquisition was funded with $30 million in borrowings on the Company's existing revolving credit facility and cash on hand. The acquisition was accounted for as an asset purchase.
In three separate transactions throughout 2012, Rayonier purchased 25,000 acres of timberland located in Alabama, Florida and Texas for $19 million. These acquisitions were funded with cash on hand and were accounted for as asset purchases.
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
In five separate transactions throughout 2011, Rayonier purchased 58,000 acres located in Florida, Georgia and Louisiana for $94 million. These acquisitions were funded with cash on hand or through the revolving credit facility and were accounted for as asset purchases.

7.	OTHER ASSETS
Included in Other Assets are non-current prepaid and deferred income taxes, restricted cash, HBU real estate not expected to be sold within the next 12 months, manufacturing and maintenance supplies not expected to be utilized within the next 12 months, and other deferred expenses including debt issuance and capitalized software costs.

In order to qualify for LKE treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2012 and 2011, the Company had $10.6 million and $0, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.
Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method. At December 31, 2012 and 2011, capitalized debt issuance costs were $9.3 million and $5.9 million, respectively. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. At December 31, 2012 and 2011, capitalized software costs were $8.2 million and $8.6 million, respectively.

8.	INCOME TAXES
In general, only the taxable REIT subsidiaries, whose businesses include the Company's non-REIT qualified activities, are subject to corporate income taxes. However, the Company is subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2010. In 2011, the law provided a built-in gains tax holiday. In 2013, the law provided a built-in gains tax holiday for 2012 (retroactive) and 2013 which will impact the Company's 2013 tax provision. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on TRS income and certain property sales.

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
Alternative Fuel Mixture Credit ("AFMC") and Cellulosic Biofuel Producer Credit ("CBPC")
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. The AFMC was a $0.50 per gallon refundable excise tax credit (which is not taxable), while the CBPC was a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity's tax liability. Rayonier produces and uses an alternative fuel ("black liquor") at its Jesup, Georgia and Fernandina Beach, Florida performance fibers mills, which qualified for both credits. Rayonier claimed the AFMC on its 2009 income tax return, and accordingly, recognized $205.2 million of income, net of associated expenses, for black liquor produced and used.
In October 2010, the Internal Revenue Service ("IRS") issued clarification that both the AFMC and CBPC can be claimed in the same taxable year for different volumes of black liquor. As a result, the 2010 Consolidated Statement of Income and Comprehensive Income includes a tax credit of $24.3 million recorded in "income tax expense" for black liquor produced and used in 2009, which was not eligible for the AFMC. In 2012 and 2011, management approved exchanges of black liquor gallons previously claimed under the AFMC for the CBPC. The net tax benefit from these exchanges was $12.2 million and $5.8 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Provision for Income Taxes
The (provision for)/benefit from income taxes consisted of the following:

	2012	2011	2010
Current
U.S. federal	$(80,029)	$(26,893)	$973
State	(4,569)	(624)	(12)
Foreign	(288)	(342)	(1,242)
	(84,886)	(27,859)	(281)
Deferred
U.S. federal	(2,598)	(2,079)	(14,554)
State	(595)	(1,066)	(1,283)
Foreign	(55)	(32)	69
	(3,248)	(3,177)	(15,768)
Changes in valuation allowance	(257)	679	832
Total	$(88,391)	$(30,357)	$(15,217)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate was as follows:

	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
REIT income not subject to federal tax	(7.1)	(10.4)	(16.8)
Income tax rate at federal statutory rates	27.9%	24.6%	18.2%
Installment note prepayment	—	(3.7)	—
Built-in gains tax holiday	—	(1.9)	—
CBPC	—	—	(10.5)
CBPC for AFMC exchange	(3.3)	(1.9)	—
Taxing authority settlements and unrecognized tax benefit adjustments	—	(5.3)	(1.1)
Other	(0.5)	(1.9)	(0.1)
Income tax rate as reported	24.1%	9.9%	6.5%
The effective tax rate, at federal statutory rates, increased in 2012 and 2011 compared to the respective prior year periods due to proportionally higher TRS income. The Company's effective tax rate is below the 35 percent U.S. statutory rate primarily due to tax benefits associated with being a REIT, and the CBPC and AFMC.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Deferred Taxes
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax asset (liability) for the two years ended December 31, were as follows:

	2012	2011
Gross deferred tax assets:
Liabilities for dispositions and discontinued operations	$29,944	$33,295
Pension, postretirement and other employee benefits	66,354	62,382
Foreign and state NOL carryforwards	18,023	17,796
Tax credit carryforwards	4,429	4,443
Other	8,736	13,615
Total gross deferred tax assets	127,486	131,531
Less: Valuation allowance	(19,294)	(18,811)
Total deferred tax assets after valuation allowance	108,192	112,720
Gross deferred tax liabilities:
Accelerated depreciation	(61,414)	(62,594)
Repatriation of foreign earnings	(5,428)	(5,030)
Other	(4,461)	(4,021)
Total gross deferred tax liabilities	(71,303)	(71,645)
Net deferred tax asset	$36,889	$41,075
Current portion of deferred tax asset	$15,845	$17,133
Noncurrent portion of deferred tax asset	26,792	30,211
Noncurrent portion of deferred tax liability	(5,748)	(6,269)
Net deferred tax asset	$36,889	$41,075

Included above are the following foreign and state net operating loss ("NOL") and tax credit carryforwards as of December 31, 2012:

Item	Gross Amount	Valuation Allowance	Expiration
New Zealand NOL Carryforwards (a)	$17,394	$(4,781)	None
State NOL Carryforwards (a)	233,023	(13,242)	2013 - 2018
State and Foreign Tax Credits	3,099	(1,271)	2013 - 2018
Cellulosic Biofuel Producer Credit	1,330	—	2016
Total Valuation Allowance		$(19,294)
(a) Fully reserved at December 31, 2012.
In 2012 and 2011, the Company recorded excess tax benefits of $7.6 million and $5.7 million, respectively, related to stock-based compensation. These amounts were credited directly to shareholders’ equity and were not included in the consolidated tax provision.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Unrecognized Tax Benefits
In accordance with generally accepted accounting principles, we recognize the impact of a tax position if a position is "more likely than not" to prevail.
A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

	2012	2011		2010
Balance at January 1,	$6,580	$22,580		$17,973
Decreases related to prior year tax positions	—	(16,000)	(a)	(1,057)
Increases related to current year tax positions	—	—		5,780
Payments	—	—		(116)
Balance at December 31,	$6,580	$6,580		$22,580

(a)
During 2011, the Company received a final examination report from the IRS regarding its TRS 2009 tax return. As a result, Rayonier reversed the uncertain tax liability recorded in 2009 relating to the taxability of the AFMC and recognized a $16 million tax benefit in the third quarter of 2011.

The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate at December 31, 2012, 2011 and 2010 are $2.6 million, $2.6 million and $18.6 million, respectively. At December 31, 2012, the amount of unrecognized tax benefits that, if recognized, would decrease prepaid tax assets are $4.0 million. Prepaid tax assets are reported in "Other assets" on the Company's Consolidated Balance Sheets.
The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. For the year ended December 31, 2012, the Company recorded interest expense of $0.2 million. For the years ended December 31, 2011 and 2010, the Company recorded an interest benefit of $0.3 million. The Company has liabilities of approximately $0.4 million and $0.2 million for the payment of interest at December 31, 2012 and 2011, respectively.
Tax Statutes
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2009 – 2012
State of Alabama	2009 – 2012
State of Florida	2005 – 2006, 2009 – 2012
State of Georgia	2009 – 2012
New Zealand Inland Revenue	2008 – 2012

9.	EARNINGS PER COMMON SHARE
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares, restricted shares and convertible debt.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of basic and diluted EPS for the three years ended December 31:

	2012	2011	2010
Net income	$278,685	$276,005	$217,586
Shares used for determining basic earnings per common share	122,711,802	121,662,985	120,240,275
Dilutive effect of:
Stock options	634,218	702,693	593,768
Performance and restricted shares	757,308	982,951	1,034,319
Assumed conversion of Senior Exchangeable Notes (a)	2,888,650	1,895,762	—
Assumed conversion of warrants (a)	1,710,445	149,900	—
Shares used for determining diluted earnings per common share	128,702,423	125,394,291	121,868,362
Basic earnings per common share	$2.27	$2.27	$1.81
Diluted earnings per common share	$2.17	$2.20	$1.79

	2012	2011	2010
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	224,918	161,786	308,421
Assumed conversion of exchangeable note hedges (a)	2,888,650	1,895,762	—
Total	3,113,568	2,057,548	308,421

(a)
The Senior Exchangeable Notes due 2012 (the “2012 Notes”) matured in October 2012; however, no additional shares were issued due to the offsetting exchangeable note hedges (the “hedges”). Similarly, Rayonier will not issue additional shares upon maturity of the Senior Exchangeable Notes due 2015 (the “2015 Notes”) due to the offsetting hedges. Accounting Standards Codification 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed conversion of the hedges is excluded since they are anti-dilutive. As such, the dilutive effect of the assumed conversion of the Senior Exchangeable Notes was included through the retirement date for the 2012 Notes and the full year for the 2015 Notes. Rayonier will distribute additional shares upon maturity of the warrants if the stock price exceeds the strike prices of $41.41 for the Notes due 2012 and $39.50 for the Notes due 2015. For additional information on the potential dilutive impact of the Senior Exchangeable Notes, warrants and exchangeable note hedges, see Note 11 — Debt.

10.	INVENTORY
As of December 31, 2012 and 2011, Rayonier’s inventory included the following:

	2012	2011
Finished goods (a)	$103,568	$96,261
Work in progress	4,446	5,544
Raw materials	17,602	18,295
Manufacturing and maintenance supplies	2,350	1,898
Total inventory	$127,966	$121,998

(a)	Includes $4.9 million and $8.3 million of HBU real estate held for sale at December 31, 2012 and 2011, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

11.	DEBT
Rayonier’s debt consisted of the following at December 31, 2012 and 2011:

	2012	2011
Senior Notes due 2022 at a fixed interest rate of 3.75%	$325,000	$—
Senior Exchangeable Notes due 2012 at a fixed interest rate of 3.75% (retired in October 2012)	—	294,622
Senior Exchangeable Notes due 2015 at a fixed interest rate of 4.50% (a)	165,821	163,525
Installment note due 2014 at a fixed interest rate of 8.64%	112,500	112,500
Mortgage notes due 2017 at fixed interest rates of 4.35% (b)	76,731	88,582
Pollution control bond (retired in May 2012) and solid waste bond due 2020 at a variable interest rate of 1.57% at December 31, 2012	15,000	38,110
Revolving Credit Facility borrowings due 2016 at variable interest rates of 1.19% to 3.25% at December 31, 2012 (c)	275,000	150,000
Term Credit Agreement borrowings due 2019 at a variable interest rate of 1.71% at December 31, 2012	300,000	—
Total debt	1,270,052	847,339
Less: Current maturities of long-term debt	(150,000)	(28,110)
Long-term debt	$1,120,052	$819,229
Principal payments due during the next five years and thereafter are as follows:

2013 (c)	$150,000
2014	112,500
2015	172,500
2016	125,000
2017	73,500
Thereafter	640,000
Total Debt	$1,273,500

(a)	Our Senior Exchangeable Notes maturing in 2015 were discounted by $6.7 million and $9.0 million as of December 31, 2012 and 2011, respectively, but upon maturity the liability will be $172.5 million.

(b)	The mortgage notes due in 2017 were recorded at a premium of $3.2 million and $4.6 million as of December 31, 2012 and 2011, respectively. Upon maturity the liability will be $73.5 million.

(c)	Borrowings under the Revolving Credit Facility include $150 million classified in current liabilities due to the Company's intent to repay this amount in January 2013.
Term Credit Agreement
In December 2012, the Company entered into a $640 million senior unsecured term credit agreement with banks in the farm credit system, which is a network of cooperatives. The agreement matures in December 2019 and has a delayed draw feature that allows borrowings up to $640 million through December 2017 using a maximum of five advances. The periodic interest rate on the term credit agreement is LIBOR plus 150 basis points, with an unused commitment fee of 15 basis points. The Company expects to receive annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company expects the effective interest rate to approximate LIBOR plus 100 basis points after consideration of the cash patronage refunds. At closing, TRS borrowed $300 million under the term credit agreement and used the proceeds to pay down its outstanding borrowings under the Company's existing revolving credit facility.
Revolving Credit Facility
In April 2011, the Company entered into a five year $300 million unsecured revolving credit facility, replacing the previous $250 million facility which was scheduled to expire in August 2011. The facility had a borrowing rate of LIBOR plus 105 basis points plus a facility fee of 20 basis points. In August 2011, the Company increased the revolving credit facility to $450 million

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

from $300 million. In October 2012, the Company negotiated amendments to the facility providing for improved pricing with a borrowing rate of LIBOR plus 97.5 basis points and a facility fee of 15 basis points. The amended and restated credit agreement also eliminated all requirements for subsidiary guarantors, other than cross-guarantees of the borrowers. The covenants related to the facility were also amended to provide additional borrowing capacity and other changes. The April 2016 expiration date remained unchanged. At December 31, 2012, the Company had $171 million of available borrowings under this facility, net of $4 million to secure its outstanding letters of credit.
3.75% Senior Notes issued March 2012
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022, guaranteed by certain subsidiaries. The guarantors were revised in conjunction with the October 2012 revolving credit facility amendment, leaving TRS and Rayonier Operating Company LLC as the remaining guarantors. Approximately $150 million of the proceeds were used to repay borrowings under the Company's revolving credit facility.
$105 Million Secured Mortgage Notes Assumed
In November 2011, in connection with the acquisition of approximately 250,000 acres of timberlands, the Company assumed notes totaling $105 million, secured by mortgages on certain parcels of the timberlands acquired. The notes bear fixed interest rates of 4.35 percent with original terms of seven years maturing in August 2017. The Company prepaid $21.0 million of principal on the mortgage notes concurrent with the acquisition and an additional $10.5 million during 2012, the maximum amounts allowed without penalty at the respective dates. The notes were recorded at fair value on the date of acquisition. At December 31, 2012, the carrying value of the debt outstanding was $76.7 million; however, the liability will be $73.5 million at maturity. See Note 6 - Timberland Acquisitions for additional information regarding the transaction.
4.50% Senior Exchangeable Notes issued August 2009
In August 2009, TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes are guaranteed by Rayonier, and are non-callable. The $172.5 million in principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier. Note holders may convert their notes to common stock of Rayonier, subject to certain provisions including the market price of the stock and the trading price of the convertible notes. The current exchange rate is 30.24 shares per $1,000 principal based on an exchange price of $33.07.
In separate transactions, TRS and Rayonier purchased exchangeable note hedges and sold warrants, respectively, based on 5,169,653 underlying shares of Rayonier. These transactions had the effect of increasing the conversion premium from 22.5 percent to 46 percent or to $39.50 per share. The exchangeable note hedge and warrant transactions are intended to limit exposure of potential dilution to Rayonier shareholders from note holders who could exchange the notes for Rayonier common shares. On exercise of the hedges, TRS will receive shares of Rayonier common stock equal to the difference between the then market price and the strike price of $33.07. The holders of the warrants will receive net shares from Rayonier if the share price is above $39.50 at maturity of the warrants.
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
As of December 31, 2012, the Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending March 31, 2013. Per the indenture, in order for the notes to become exchangeable, the Company's stock price must exceed 130 percent of the exchange price for 20 trading days in a period of 30 consecutive trading days as of the last day of the quarter. The entire balance of the notes remained classified as long-term debt at December 31, 2012 due to the ability and intent of the Company to refinance them on a long-term basis.
3.75% Senior Exchangeable Notes issued October 2007
In October 2007, TRS issued $300.0 million of 3.75% Senior Exchangeable Notes due 2012. In separate transactions, TRS and Rayonier, purchased an exchangeable note hedge and sold warrants, respectively, based on 8,239,920 underlying shares of Rayonier. These transactions had the effect of increasing the conversion premium from 22 percent to 40 percent or to $41.41 per share. The notes matured in October 2012 and the outstanding principal balance of $300.0 million was paid in cash, financed through borrowings on the Company's revolving credit facility. The exchangeable note hedges also matured and the associated

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

shares were used to pay the excess exchange value of 2,221,056 shares of Rayonier stock. As a result, there was no impact on the number of shares outstanding. Warrants sold in conjunction with the issuance of the notes and hedges remain outstanding and have maturity dates in first quarter 2013. The holders of the warrants will receive net shares from Rayonier if the share price is above $41.41 at maturity of the warrants. For information regarding the dilutive effect of the assumed conversion of the warrants, refer to Note 9 — Earnings per Common Share.
The warrants are not part of the terms of the notes and the note holders will not have any rights with respect to the warrants. The warrants do not meet the definition of a derivative instrument because they are indexed to the Company’s own stock. They were recorded in shareholders’ equity in the Consolidated Balance Sheet and are not subject to mark-to-market adjustments.
 The amounts related to convertible debt in the Consolidated Balance Sheets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Liabilities:
Principal amount of debt
4.50% Senior Exchangeable Notes	$172,500	$172,500
3.75% Senior Exchangeable Notes	—	300,000
Unamortized discount
4.50% Senior Exchangeable Notes	(6,679)	(8,975)
3.75% Senior Exchangeable Notes	—	(5,378)
Net carrying amount of debt	$165,821	$458,147
Equity:
Common stock	$8,850	$28,092
The discount for the 3.75% Senior Exchangeable Notes was amortized through maturity in October 2012 while the unamortized discount for the 4.50% notes will be amortized through August 2015.
The amount of interest related to the convertible debt recognized in the Consolidated Statements of Income and Comprehensive Income for the three years ended December 31 is as follows:

	2012	2011	2010
Contractual interest coupon
4.50% Senior Exchangeable Notes	$7,763	$7,763	$7,763
3.75% Senior Exchangeable Notes	8,682	11,250	11,250
Amortization of debt discount
4.50% Senior Exchangeable Notes	2,296	2,167	2,045
3.75% Senior Exchangeable Notes	5,378	6,487	6,115
Total interest expense recognized	$24,119	$27,667	$27,173
The effective interest rate on the liability component of both issues for the years ended December 31, 2012, 2011 and 2010 was 6.21%.
Debt Covenants
In connection with the Company’s $450 million revolving credit facility, covenants must be met, including an interest coverage ratio based on the facility’s definition of EBITDA ("Covenant EBITDA"). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. Modifications were made to other covenants through the October 2012 facility amendment. The leverage ratio was revised to provide additional borrowing capacity to permit funded debt of Rayonier Inc. and its subsidiaries up to 65 percent of consolidated net worth, plus the amount of consolidated funded debt. Previously, debt was limited to four times Covenant EBITDA. In addition, the Company can now transfer assets to any subsidiary, and any subsidiary can now transfer assets to other subsidiaries or to the Company. An additional covenant was added to limit debt at subsidiaries (excluding Rayonier Operating Company LLC and TRS, which are borrowers under the agreement) to 15 percent of Consolidated Net Tangible Assets. Consolidated Net Tangible Assets is defined as total assets less the

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

sum of total current liabilities and intangible assets. The amended and restated credit agreement removed RFR as a borrower, but also eliminated specific negative covenants relating to RFR under this facility.
The term credit agreement, executed in December 2012, contains various covenants customary to credit agreements with borrowers having investment-grade debt ratings. These covenants are substantially identical to those of the credit facility, as revised in October 2012 and discussed above.
The Company's $112 million installment note includes covenants related to Rayonier Forest Resources ("RFR"). RFR may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s "available cash," which consists of its opening cash balance plus proceeds from permitted borrowings.
At December 31, 2012, the Company was in compliance with all covenants. The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2012, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	12.57 to 1	10.07
Consolidated funded debt should not exceed 65 percent of consolidated net worth plus the amount of consolidated funded debt	65%	45%	20%
Subsidiary debt should not exceed 15 percent of Consolidated Net Tangible Assets	15%	0%	15%
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	15.53 to 1	13.03
In addition to the financial covenants listed above, the installment note, mortgage notes, senior notes, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier, among others. An asset sales covenant in the RFR installment note related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sale proceeds for individual sales greater than $10 million (the "excess proceeds") in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During April 2012, the excess proceeds exceeded the $50 million limit and as a result, repayment of $59.9 million was offered to the note holders. The note holders declined the offer and the excess proceeds were reset to zero. The amount of excess proceeds was $0 and $37.5 million at December 31, 2012 and 2011, respectively.
Subsequent Event
The warrants sold in conjunction with the issuance of the Senior Exchangeable Notes due 2012 began maturing on January 15, 2013 and will continue to mature through March 27, 2013. As of February 20, 2013, 4,156,775 of the 8,313,511 warrants have matured, resulting in the issuance of 998,689 Rayonier common shares.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

12.	SHAREHOLDERS’ EQUITY
An analysis of shareholders’ equity for each of the three years ended December 31, 2012 is shown below.

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	119,312,961	$561,962	$663,986	$(79,742)	$1,146,206
Net income	—	—	217,586	—	217,586
Dividends ($1.36 per share)	—	—	(164,514)	—	(164,514)
Issuance of shares under incentive stock plans	1,914,341	26,314	—	—	26,314
Stock-based compensation	—	15,223	—	—	15,223
Excess tax benefit on stock-based compensation	—	5,411	—	—	5,411
Repurchase of common shares	(204,162)	(6,028)	—	—	(6,028)
Net gain from pension and postretirement plans	—	—	—	6,385	6,385
Foreign currency translation adjustment	—	—	—	4,162	4,162
Joint venture cash flow hedges	—	—	—	837	837
Balance, December 31, 2010	121,023,140	$602,882	$717,058	$(68,358)	$1,251,582
Net income	—	—	276,005	—	276,005
Dividends ($1.52 per share)	—	—	(186,828)	—	(186,828)
Issuance of shares under incentive stock plans	1,220,731	13,451	—	—	13,451
Stock-based compensation	—	16,181	—	—	16,181
Excess tax benefit on stock-based compensation	—	5,681	—	—	5,681
Repurchase of common shares	(208,694)	(7,909)	—	—	(7,909)
Net loss from pension and postretirement plans	—	—	—	(46,263)	(46,263)
Foreign currency translation adjustment	—	—	—	3,546	3,546
Joint venture cash flow hedges	—	—	—	(2,373)	(2,373)
Balance, December 31, 2011	122,035,177	$630,286	$806,235	$(113,448)	$1,323,073
Net income	—	—	278,685	—	278,685
Dividends ($1.68 per share)	—	—	(208,286)	—	(208,286)
Issuance of shares under incentive stock plans	1,467,024	25,495	—	—	25,495
Stock-based compensation	—	15,116	—	—	15,116
Excess tax benefit on stock-based compensation	—	7,635	—	—	7,635
Repurchase of common shares	(169,757)	(7,783)	—	—	(7,783)
Net loss from pension and postretirement plans	—	—	—	(496)	(496)
Foreign currency translation adjustment	—	—	—	4,352	4,352
Joint venture cash flow hedges	—	—	—	213	213
Balance, December 31, 2012	123,332,444	$670,749	$876,634	$(109,379)	$1,438,004
The table below summarizes the tax characteristics of the cash dividend paid to shareholders for the three years ended December 31, 2012:

	2012	2011	2010
Capital gain	$1.68	$1.52	$1.36
Non-taxable return of capital	—	—	—
Total cash dividend per common share	$1.68	$1.52	$1.36

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
AOCI was comprised of the following as of December 31, 2012 and 2011:

	2012	2011
Foreign currency translation adjustments (a)	$38,829	$34,477
New Zealand joint venture cash flow hedges (b)	(3,628)	(3,841)
Unrecognized components of employee benefit plans, net of tax	(144,580)	(144,084)
Total	$(109,379)	$(113,448)

(a)	During the year ended December 31, 2012 the increase in net foreign currency translation adjustments was due to the strengthening of the New Zealand dollar against the U.S. dollar.

(b)
Rayonier records its proportionate share of the JV’s cash flow hedges, as increases or decreases to "Investment in Joint Venture" with corresponding adjustments to "Accumulated other comprehensive loss" in the Company’s Consolidated Balance Sheets.

14.	OTHER OPERATING INCOME, NET
The following table provides the composition of Other operating income, net for the three years ended December 31:

	2012	2011	2010
Lease income, primarily for hunting	$15,937	$13,071	$12,144
Other non-timber income	3,346	2,145	2,822
Insurance proceeds	2,298	1,890	2,700
Loss on sale or disposal of property plant & equipment (a)	(3,443)	(7,412)	(871)
Environmental and disposition reserve adjustments (b)	(797)	(5,989)	(3,201)
Corporate development costs	(1,073)	—	—
Miscellaneous income (expense), net	(3,165)	124	(3,075)
Total	$13,103	$3,829	$10,519

(a)	2011 included a $5.5 million write-off related to process equipment changes needed for the CSE project.

(b)	2011 included a $6.5 million increase in a disposition reserve for a closed mill site. For additional information, see Note 15 — Liabilities for Dispositions and Discontinued Operations.

15.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

An analysis of activity in the liabilities for dispositions and discontinued operations for the three years ended December 31, 2012 follows:

	2012	2011	2010
Balance, January 1	$90,824	$93,160	$98,591
Expenditures charged to liabilities	(9,926)	(9,209)	(8,632)
Increase to liabilities	797	6,873	3,201
Balance, December 31	81,695	90,824	93,160
Less: Current portion	(8,105)	(9,931)	(11,500)
Non-current portion	$73,590	$80,893	$81,660
The Company discloses specific site liabilities where current estimates exceed 10 percent of the total liabilities for dispositions and discontinued operations at December 31, 2012. An analysis of the activity for the two years ended December 31, 2012 is as follows:

	Activity (in millions) as of December 31,
	2010		Increase (Reduction) to Liabilities	2011		(Reduction)Increase to Liabilities	2012
Sites	Liability	Expenditures		Liability	Expenditures		Liability
Augusta, Georgia	$14.9	$(1.1)	$0.1	$13.9	$(0.8)	$(1.0)	$12.1
Spartanburg, South Carolina	14.3	(1.0)	1.4	14.7	(0.9)	0.2	14.0
East Point, Georgia	12.3	(1.3)	—	11.0	(1.0)	0.9	10.9
Baldwin, Florida	10.0	(0.8)	0.5	9.7	(0.9)	0.3	9.1
Other SWP sites	31.8	(2.2)	(3.3)	26.3	(3.6)	(1.8)	20.9
Total SWP	83.3	(6.4)	(1.3)	75.6	(7.2)	(1.4)	67.0
Port Angeles, Washington	4.4	(2.2)	7.1	9.3	(1.7)	1.9	9.5
All other sites	5.5	(0.6)	1.0	5.9	(1.0)	0.3	5.2
TOTAL	$93.2	$(9.2)	$6.8	$90.8	$(9.9)	$0.8	$81.7

A brief description of each of these sites is as follows:
Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. The majority of visually contaminated surface soils have been removed, and remediation activities currently consist primarily of a groundwater treatment and recovery system. The site operates under a 10-year hazardous waste permit issued pursuant to RCRA, which expires in 2014. Current cost estimates could change if recovery or discharge volumes increase or decrease significantly, or if changes to current remediation activities are required in the future. Total spending as of December 31, 2012 was $67.3 million. The Company’s recorded liabilities cover its obligations for estimated remaining remedial and monitoring activities through 2032.
Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone-sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. The cost estimate includes potential remediation of identified off-site areas which appear to have been impacted from a portion of the former operating plant. In 2012, SWP entered into a consent decree with the South Carolina Department of Health and Environmental Control which governs future investigatory and assessment activities at the site. Depending on the results of this investigation and assessment, additional remedial actions may be required in the future. Therefore, current cost estimates could change. Total spending as of December 31, 2012 was $38.8 million. The Company’s recorded liabilities cover its obligations for estimated remaining assessment, remedial and monitoring activities through 2032.
East Point, Georgia — SWP operated a wood treatment plant at this site from 1908 to 1984. This site operates under a 10-year RCRA hazardous waste permit, which is currently in the renewal process. In 2009, SWP entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources which requires that SWP perform certain additional investigatory, analytical and potentially, remedial activity. Therefore, while active remedial measures are currently ongoing, additional remedial measures may be necessary in the future. Total spending as of December 31, 2012 was $21.0 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The Company’s recorded liabilities cover its obligations for estimated remaining assessment, remedial and monitoring activities through 2032.
Baldwin, Florida — SWP operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10-year hazardous waste permit issued pursuant to RCRA, which expires in 2016. Visually contaminated surface soils have been removed, and current remediation activities primarily consist of a groundwater recovery and treatment system. Investigation and assessment of other potential areas of concern are ongoing in accordance with the facility's RCRA permit and additional remedial activities may be necessary in the future. Therefore, current cost estimates could change. Total spending as of December 31, 2012 was $20.6 million. The Company's recorded liabilities cover its obligations for estimated remaining assessment, remedial and monitoring activities through 2026.
Port Angeles, Washington — The Company operated a dissolving pulp mill at this site from 1930 until 1997. The site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington Model Toxics Control Act ("MTCA") since about 2000, and several voluntary interim soil clean-up actions have also been performed during this time. In 2010, the Company entered into an agreed order with the Washington Department of Ecology ('Ecology"), under which the MTCA investigatory, assessment and feasibility and alternatives study process will be completed on a set timetable, subject to approval of all reports and studies by Ecology. Upon completion of all work required under the agreed order and negotiation of an approved remedy, additional remedial measures for the site and adjacent marine areas may be necessary in the future. In 2011, an increase in the reserve of $7.1 million was recorded, with $6.5 million of the increase recorded as an expense in "other operating income, net" in the Consolidated Statements of Income and Comprehensive Income. Total spending as of December 31, 2012 was $41.2 million. The Company's recorded liabilities cover its obligations for estimated assessment, remediation and monitoring obligations that are deemed probable and estimable at this time.
The Company estimates that expenditures for environmental investigation, remediation, monitoring and other costs for all dispositions and discontinued operations will be approximately $8 million in both 2013 and 2014. Such costs will be charged against its liabilities for dispositions and discontinued operations, which include environmental assessment, remediation and monitoring costs. The Company believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but include on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.
In addition, the Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of December 31, 2012, this amount could range up to $29 million, allocable over several of the applicable sites, and arises from uncertainty over the availability, feasibility or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

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
Subsequent Event
On February 6, 2013, China's Ministry of Commerce (MOFCOM) notified the Company and a number of other parties that it had commenced an anti-dumping investigation into imports of dissolving, cotton and bamboo pulp into China from the U.S., Canada and Brazil. The notice published by MOFCOM indicates that the investigation was initiated based on a petition filed by a number of primarily commodity viscose pulp manufacturers in China. Nonetheless, as currently scoped by MOFCOM, the investigation includes all dissolving pulp, including the Company's high alpha (high purity) cellulose specialties pulps.
According to the notice, the investigation period for dumping covers calendar year 2012, and the investigation period for purposes of determining potential injury to the Chinese cellulose pulp industry is from January 1, 2010 until December 31, 2012.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

During calendar year 2012, Rayonier shipped about 124,000 tons of pulp into China, with about 114,500 tons being our high alpha acetate and other high purity pulps. The remainder was commodity viscose pulps.
Under Chinese law, the entire anti-dumping investigation process is expected to take 12 to 18 months. Based on detailed information required to be submitted, MOFCOM is expected to first make a preliminary determination of the dumping margin, if any, on a company-by-company basis within 6 to 9 months after initiation. Between 12 and 18 months from initiation, MOFCOM is then expected to issue its final dumping determination for each company. Final dumping duties, if any, are imposed for five years.
The Company will cooperate with this investigation. While no assurances can be given, it is not expected that this matter will have a material adverse effect on the business or financial condition of the Company.

17.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of December 31, 2012, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$18,955	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	7,189	1,327
Total financial commitments	$28,398	$16,370

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2013 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At December 31, 2012, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates between 2013 and 2014 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

18.	COMMITMENTS
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $3.9 million, $3.3 million and $3.7 million in 2012, 2011 and 2010, respectively. The Company also has long-term leases on certain timberlands in the Southern U.S. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. Such leases are generally non-cancellable and require minimum annual rental payments. Total expenditures for long-term leases and deeds on timberlands amounted to $8.0 million, $7.3 million and $7.2 million in 2012, 2011 and 2010, respectively.
At December 31, 2012, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases (a)	Total
2013	$3,833	$7,822	$11,655
2014	2,936	7,336	10,272
2015	1,968	7,104	9,072
2016	1,643	7,007	8,650
2017	1,181	6,670	7,851
Thereafter through 2036	2,046	48,259	50,305
	$13,607	$84,198	$97,805

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index or Producer Price Index.

19.	INCENTIVE STOCK PLANS
At December 31, 2012, the Company had two stock-based employee compensation plans. The 1994 Rayonier Incentive Stock Plan ("the 1994 Plan") provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and restricted stock, subject to certain limitations. The Company no longer issues shares under the 1994 Plan. The Rayonier Incentive Stock Plan ("the Stock Plan") provides for up to 15.8 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2012, a total of 7.0 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares for each performance share, restricted share or restricted stock unit granted. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.
Total stock-based compensation cost recorded in "Selling and general expenses" was $14.3 million, $16.2 million and $14.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense of $0.8 million, $0 and $0.3 million, respectively, was recorded in "Cost of sales."
Tax benefits recognized related to stock-based compensation expense for the three years ended December 31, 2012 were $4.0 million, $4.3 million and $4.2 million, respectively.
Fair Value Calculations by Award
Restricted Stock
Restricted stock granted under the Stock Plan generally vests upon completion of a one to three year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. As of December 31, 2012, there was $0.4 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 0.7 years.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the Company’s restricted shares is presented below:

	2012	2011	2010
Restricted shares granted	18,742	20,535	42,180
Weighted average price of restricted shares granted	$42.40	$43.55	$29.91
(Amounts in millions)
Intrinsic value of restricted stock outstanding (a)	$2.1	$3.4	$4.9
Fair value of restricted stock vested	$1.8	$2.6	$3.2
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	$0.6	$0.8	$0.8
(a)    Intrinsic value of restricted stock outstanding is based on the market price of the Company's stock at December 31, 2012.

	2012
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	76,185	$33.55
Granted	18,742	42.40
Vested	(53,405)	33.73
Cancelled	(950)	35.55
Non-vested Restricted Shares at December 31,	40,572	37.36
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
The Stock Plan allows for the cash settlement of the minimum required withholding tax on performance share unit awards. As of December 31, 2012, there was $9.1 million of unrecognized compensation cost related to the Company’s performance share unit awards. This cost is expected to be recognized over a weighted average period of 1.7 years.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the Company's performance share units is presented below:

	2012	2011	2010
Common shares of Company stock reserved for performance shares	337,360	470,820	606,180
Weighted average fair value of performance share units granted	$56.36	$51.57	$39.25
(Amounts in millions)
Intrinsic value of outstanding performance share units (a)	$36.3	$46.0	$40.3
Fair value of performance shares vested	$22.2	$9.9	$19.7
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	$7.2	$7.1	$5.3

(a)	Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2012.

	2012
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	1,030,075	$33.73
Granted	168,680	56.36
Units Distributed	(488,570)	21.76
Cancelled/Adjustments	(9,360)	45.08
Outstanding Performance Share units at December 31,	700,825	47.23

Expected volatility was estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The dividend yield was not used to calculate fair value as all awards granted after January 1, 2010 receive dividend equivalents. The following chart provides a tabular overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2012:

	2012	2011	2010
Expected volatility	36.9%	51.3%	51.7%
Risk-free rate	0.4%	1.0%	1.4%
Non-Qualified Employee Stock Options
The exercise price of each non-qualified stock option granted under both the 1994 and the Stock Plan are equal to the closing market price of the Company’s stock on the grant date. Under the 1994 Plan, the maximum term is 10 years and two days from the grant date while under the Stock Plan, the maximum term is 10 years from the grant date. Awards vest ratably over three years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility for each grant and is calculated using the historical change in the daily market price of the Company’s common stock over the expected life of the award. The expected life is based on prior exercise behavior. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis over three years.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31, 2012:

	2012	2011	2010
Expected volatility	39.3%	38.2%	37.8%
Dividend yield	3.6%	3.9%	4.7%
Risk-free rate	1.3%	2.6%	3.2%
Expected life (in years)	6.4	6.5	6.7
Fair value per share of options granted	$11.85	$9.99	$7.07
Fair value of options granted (in millions)	2.8	3.0	2.8
A summary of the status of the Company’s stock options as of and for the year ended December 31, 2012 is presented below:

	2012
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1,	2,346,451	$26.77
Granted	234,110	44.42
Exercised	(960,662)	26.23
Cancelled	(11,570)	37.47
Options outstanding at December 31,	1,608,329	$29.64	6.2	$35.2
Options vested and expected to vest	1,607,293	$29.64	6.2	$35.2
Options exercisable at December 31,	1,235,630	$26.71	5.5	$30.4
A summary of additional information pertaining to the Company’s stock options is presented below:

	2012	2011	2010
(Amounts in millions)
Intrinsic value of options exercised (a)	$20.5	$10.4	$15.6
Fair value of options vested	$3.3	$2.5	$2.4

(a)	Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2012, there was $1.8 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 1.0 year.

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
In September 2008, the Company changed its postretirement medical plan for active and retired salaried employees to shift retiree medical costs to the plan participants over a three year phase-out period. Accordingly, the Company no longer incurs retiree medical costs for retired salary plan participants. The change was accounted for as a negative plan amendment and curtailment which resulted in a reduction to the retiree medical liability. The net impact of the reduction was an unrecognized gain in accumulated other comprehensive income of $7.7 million which was amortized over 1.9 years, the average remaining service period of the remaining active participants. As a result of the plan change, a gain of $2.4 million was included in the Company’s net periodic benefit cost in 2010.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2012	2011	2012	2011
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$413,147	$346,464	$24,833	$21,158
Service cost	8,407	6,782	918	673
Interest cost	17,284	18,087	956	972
Actuarial loss	32,666	58,208	2,021	3,934
Plan amendments	—	—	—	(631)
Employee contributions	—	—	1,136	1,609
Benefits paid	(17,034)	(16,394)	(2,282)	(2,882)
Projected benefit obligation at end of year	$454,470	$413,147	$27,582	$24,833

Change in Plan Assets
Fair value of plan assets at beginning of year	$295,655	$302,464	$—	$—
Actual return on plan assets	41,729	8,977	—	—
Employer contributions	1,565	1,552	1,146	1,273
Employee contributions	—	—	1,136	1,609
Benefits paid	(17,034)	(16,394)	(2,282)	(2,882)
Other expense	(1,216)	(944)	—	—
Fair value of plan assets at end of year	$320,699	$295,655	$—	$—

Funded Status at End of Year:
Net accrued benefit cost	$(133,771)	$(117,492)	$(27,582)	$(24,833)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Current liabilities	$(1,702)	$(1,626)	$(1,256)	$(1,262)
Noncurrent liabilities	(132,069)	(115,866)	(26,326)	(23,571)
Net amount recognized	$(133,771)	$(117,492)	$(27,582)	$(24,833)
Net gains or losses and prior service costs or credits recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
Net (losses) gains	$(17,630)	$(75,995)	$1,348	$(2,021)	$(3,934)	$(965)
Prior service cost	—	—	(1,704)	—	631	—

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
Amortization of losses	$17,578	$10,372	$6,456	$582	$570	$3,357
Amortization of prior service cost (benefit)	1,308	1,359	1,657	25	69	(5,334)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net losses and prior service costs or credits that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2012	2011	2012	2011
Prior service (cost) credit	$(7,062)	$(8,370)	$193	$167
Net losses	(191,813)	(191,761)	(11,939)	(10,500)
Deferred income tax benefit	61,968	62,797	4,073	3,583
AOCI	$(136,907)	$(137,334)	$(7,673)	$(6,750)
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2012	2011
Projected benefit obligation	$482,052	$437,980
Accumulated benefit obligation	434,810	392,182
Fair value of plan assets	320,699	295,655
The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$8,407	$6,782	$6,196	$918	$673	$587
Interest cost	17,284	18,087	17,740	956	972	1,029
Expected return on plan assets	(25,477)	(25,819)	(21,651)	—	—	—
Amortization of prior service cost (benefit)	1,308	1,359	1,657	25	69	(5,334)
Amortization of losses	17,578	10,372	6,456	582	570	3,357
Net periodic benefit cost (benefit)	$19,100	$10,781	$10,398	$2,481	$2,284	$(361)
The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2013 are as follows:

	Pension	Postretirement
Amortization of loss	$19,215	$711
Amortization of prior service cost	1,308	25
Total amortization of AOCI loss	$20,523	$736

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.70%	4.20%	5.25%	3.60%	4.10%	5.10%
Rate of compensation increase	4.60%	4.50%	4.50%	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.20%	5.25%	5.80%	4.10%	5.10%	5.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

At December 31, 2012, the pension plans’ discount rate was 3.70 percent, which closely approximates interest rates on high quality, long-term obligations. Effective December 31, 2012, the expected return on plan assets remained at 8.5 percent, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company, with the assistance of external consultants, utilizes this information in developing assumptions for returns, and risks and correlation of asset classes, which are then used to establish the asset allocation ranges.
The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2012	2011
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$226	$(187)
Accumulated postretirement benefit obligation	2,089	(1,785)
Investment of Plan Assets
The Company’s pension plans’ asset allocation at December 31, 2012 and 2011, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2012	2011
Domestic equity securities	41%	44%	40-45%
International equity securities	25%	20%	20-30%
Domestic fixed income securities	26%	28%	25-30%
International fixed income securities	5%	5%	4-6%
Real estate fund	3%	3%	2-4%
Total	100%	100%

The Company's Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2012 or 2011.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Fair Value Measurements
The following table sets forth by level, within the fair value hierarchy (see Note 2 — Summary of Significant Accounting Policies for definition), the assets of the plans as of December 31, 2012 and 2011. Prior year level designations have been corrected to designate assets held in collective trust funds as level two. Management does not believe such correction is material to the previously issued financial statements.

	Fair Value at December 31, 2012			Fair Value at December 31, 2011
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Domestic equity securities	$50,653	$76,251	$126,904	$128,834	$—	$128,834
International equity securities	51,758	27,173	78,931	57,728	—	57,728
Domestic fixed income securities	—	81,045	81,045	—	80,243	80,243
International fixed income securities	15,745	—	15,745	14,381	—	14,381
Real estate fund	10,208	—	10,208	9,846	—	9,846
Short-term investments	29	7,837	7,866	236	4,387	4,623
Total	$128,393	$192,306	$320,699	$211,025	$84,630	$295,655
The valuation methodology used for measuring the fair value of these asset categories was as follows:
Level 1 — Net asset value in an observable market.
Level 2 — Assets classified as level two are held in collective trust funds. The net asset value of a collective trust is calculated by determining the fair value of the fund's underlying assets, deducting its liabilities, and dividing by the units outstanding as of the valuation date. These funds are not publicly traded; however, the unit price calculation is based on observable market inputs of the funds' underlying assets.
There have been no changes in the methodology used during the years ended December 31, 2012 and 2011.
Cash Flows
Expected benefit payments for the next ten years are as follows:

	Pension Benefits	Postretirement Benefits
2013	$18,903	$1,256
2014	19,951	1,375
2015	20,979	1,436
2016	21,999	1,507
2017	23,011	1,526
2018 - 2022	128,704	7,701
The Company has no mandatory pension contribution requirements in 2013, but may make discretionary contributions.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $2.7 million, $2.6 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $89.4 million and $85.4 million at December 31, 2012 and 2011, respectively.
As discussed above, all pension plans are currently closed to new employees. Employees not eligible for the pension plans are immediately eligible to participate in the Company’s 401(k) plan and receive an enhanced contribution. Company contributions related to this plan enhancement for the years ended December 31, 2012, 2011 and 2010 were $1.0 million, $0.9 million and $0.6 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

21.	QUARTERLY RESULTS FOR 2012 and 2011 (UNAUDITED)
(Thousands of dollars, except per share amounts)

	Quarter Ended						Total Year
	March 31	June 30	Sept. 30		Dec. 31
2012
Sales	$355,780	$371,926	$408,988		$434,306		$1,571,000
Operating Income	84,009	98,590	113,174		115,678		411,451
Net Income	53,437	69,079	80,560		75,609		278,685
Basic EPS	0.44	0.56	0.66		0.61		2.27
Diluted EPS	0.42	0.54	0.62		0.59		2.17
2011
Sales	$357,731	$357,397	$385,091		$388,423		$1,488,642
Operating Income	87,578	79,073	108,310		81,325	(a)	356,286
Net Income	58,412	56,454	104,909	(b)	56,230	(a)	276,005
Basic EPS	0.48	0.46	0.86		0.46		2.27
Diluted EPS	0.47	0.45	0.84		0.45		2.20

(a)	Fourth quarter 2011 included a pre-tax expense of $6.5 million ($4.1 million after tax) due to an increase in a disposition reserve.

(b)	Third quarter 2011 included a benefit of $16.0 million from the reversal of a reserve related to the taxability of the AFMC.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

22.	CONSOLIDATING FINANCIAL STATEMENTS
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
In October 2007, TRS issued $300 million of 3.75% Senior Exchangeable Notes due 2012, and in August 2009 TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due August 2015. The 2012 notes matured in October 2012 and the outstanding principal balance of $300 million was paid in cash. The notes for both transactions are (were) guaranteed by Rayonier Inc. as the Parent Guarantor and Rayonier Operating Company LLC ("ROC") as the Subsidiary Guarantor. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.
In 2012, the Company has presented all information relating to the notes' non-guarantors in a single, combined column in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For comparability purposes, all prior year information has been updated to reflect the same presentation. The condensed consolidating financial information for the years ended December 31, 2011 and 2010 has been corrected to include comprehensive income. Management does not believe such correction is material to the previously issued financial statements.

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,571,000	$—	$1,571,000
Costs and Expenses
Cost of sales	—	—	—	1,104,805	—	1,104,805
Selling and general expenses	—	10,575	—	57,822	—	68,397
Other operating expense (income), net	110	962	—	(14,175)	—	(13,103)
	110	11,537	—	1,148,452	—	1,160,099
Equity in income of New Zealand joint venture	—	—	—	550	—	550
OPERATING (LOSS) INCOME	(110)	(11,537)	—	423,098	—	411,451
Interest expense	(10,717)	(941)	(37,971)	4,648	—	(44,981)
Interest and miscellaneous income (expense), net	6,638	5,519	(3,334)	(8,217)	—	606
Equity in income from subsidiaries	282,874	289,486	232,871	—	(805,231)	—
INCOME BEFORE INCOME TAXES	278,685	282,527	191,566	419,529	(805,231)	367,076
Income tax benefit (expense)	—	347	15,076	(103,814)	—	(88,391)
NET INCOME	278,685	282,874	206,642	315,715	(805,231)	278,685
OTHER COMPREHENSIVE INCOME (LOSS)	4,069	4,069	(453)	4,116	(7,732)	4,069
COMPREHENSIVE INCOME	$282,754	$286,943	$206,189	$319,831	$(812,963)	$282,754

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,488,642	$—	$1,488,642
Costs and Expenses
Cost of sales	—	—	—	1,073,732	—	1,073,732
Selling and general expenses	—	10,710	—	55,831	—	66,541
Other operating expense (income), net	—	117	—	(3,946)	—	(3,829)
	—	10,827	—	1,125,617	—	1,136,444
Equity in income of New Zealand joint venture	—	—	—	4,088	—	4,088
OPERATING (LOSS) INCOME	—	(10,827)	—	367,113	—	356,286
Interest expense	621	(1,133)	(49,555)	(708)	—	(50,775)
Interest and miscellaneous income (expense), net	—	5,280	(4,508)	79	—	851
Equity in income from subsidiaries	275,384	281,892	170,048	—	(727,324)	—
INCOME BEFORE INCOME TAXES	276,005	275,212	115,985	366,484	(727,324)	306,362
Income tax benefit (expense)	—	172	19,733	(50,262)	—	(30,357)
NET INCOME	276,005	275,384	135,718	316,222	(727,324)	276,005
OTHER COMPREHENSIVE LOSS	(45,090)	(45,090)	(35,712)	(34,403)	115,205	(45,090)
COMPREHENSIVE INCOME	$230,915	$230,294	$100,006	$281,819	$(612,119)	$230,915

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,315,233	$—	$1,315,233
Costs and Expenses
Cost of sales	—	—	—	990,099	—	990,099
Selling and general expenses	—	10,122	—	56,980	—	67,102
Other operating expense (income), net	—	385	—	(10,904)	—	(10,519)
	—	10,507	—	1,036,175	—	1,046,682
Equity in income of New Zealand joint venture	—	—	—	1,033	—	1,033
OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF A PORTION OF INTEREST IN NEW ZEALAND JOINT VENTURE	—	(10,507)	—	280,091	—	269,584
Gain on sale of a portion of interest in New Zealand joint venture	—	—	—	12,367	—	12,367
OPERATING (LOSS) INCOME	—	(10,507)	—	292,458	—	281,951
Interest expense	—	239	(50,313)	(389)	—	(50,463)
Interest and miscellaneous income (expense), net	—	12,952	(4,309)	(7,328)	—	1,315
Equity in income from subsidiaries	217,586	221,578	137,471	—	(576,635)	—
INCOME BEFORE INCOME TAXES	217,586	224,262	82,849	284,741	(576,635)	232,803
Income tax (expense) benefit	—	(6,676)	19,937	(28,478)	—	(15,217)
NET INCOME	217,586	217,586	102,786	256,263	(576,635)	217,586
OTHER COMPREHENSIVE INCOME	11,384	11,384	4,056	8,967	(24,407)	11,384
COMPREHENSIVE INCOME	$228,970	$228,970	$106,842	$265,230	$(601,042)	$228,970

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$252,888	$3,966	$19,358	$4,384	$—	$280,596
Accounts receivable, less allowance for doubtful accounts	—	386	—	99,973	—	100,359
Inventory	—	—	—	127,966	—	127,966
Prepaid and other current assets	—	1,566	691	55,096	—	57,353
Total current assets	252,888	5,918	20,049	287,419	—	566,274
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	1,573,309	—	1,573,309
NET PROPERTY, PLANT AND EQUIPMENT	—	2,321	—	704,717	—	707,038
INVESTMENT IN JOINT VENTURE	—	—	—	72,419	—	72,419
INVESTMENT IN SUBSIDIARIES	1,445,205	1,677,782	1,452,027	—	(4,575,014)	—
INTERCOMPANY NOTES RECEIVABLE	213,863	14,000	19,831	—	(247,694)	—
OTHER ASSETS	4,148	27,779	5,182	166,802	—	203,911
TOTAL ASSETS	$1,916,104	$1,727,800	$1,497,089	$2,804,666	$(4,822,708)	$3,122,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$2,099	$33	$68,249	$—	$70,381
Current maturities of long-term debt	150,000	—	—	—	—	150,000
Accrued taxes	—	485	—	13,339	—	13,824
Accrued payroll and benefits	—	15,044	—	13,024	—	28,068
Accrued interest	3,100	379	3,197	1,280	—	7,956
Accrued customer incentives	—	—	—	10,849	—	10,849
Other current liabilities	—	2,925	—	15,715	—	18,640
Current liabilities for dispositions and discontinued operations	—	—	—	8,105	—	8,105
Total current liabilities	153,100	20,932	3,230	130,561	—	307,823
LONG-TERM DEBT	325,000	—	718,321	76,731	—	1,120,052
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	73,590	—	73,590
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	129,156	—	30,426	—	159,582
OTHER NON-CURRENT LIABILITIES	—	16,432	—	7,468	—	23,900
INTERCOMPANY PAYABLE	—	116,075	—	137,797	(253,872)	—
TOTAL LIABILITIES	478,100	282,595	721,551	456,573	(253,872)	1,684,947
TOTAL SHAREHOLDERS’ EQUITY	1,438,004	1,445,205	775,538	2,348,093	(4,568,836)	1,438,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,916,104	$1,727,800	$1,497,089	$2,804,666	$(4,822,708)	$3,122,951

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$8,977	$59,976	$9,650	$—	$78,603
Accounts receivable, less allowance for doubtful accounts	—	3	—	95,005	—	95,008
Inventory	—	—	—	121,998	—	121,998
Prepaid and other current assets	—	2,328	808	45,757	—	48,893
Total current assets	—	11,308	60,784	272,410	—	344,502
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	1,503,711	—	1,503,711
NET PROPERTY, PLANT AND EQUIPMENT	—	2,551	—	459,001	—	461,552
INVESTMENT IN JOINT VENTURE	—	—	—	69,219	—	69,219
INVESTMENT IN SUBSIDIARIES	1,238,661	1,490,444	1,156,896	—	(3,886,001)	—
INTERCOMPANY NOTES RECEIVABLE	204,420	—	19,073	—	(223,493)	—
OTHER ASSETS	—	26,850	6,491	157,023	—	190,364
TOTAL ASSETS	$1,443,081	$1,531,153	$1,243,244	$2,461,364	$(4,109,494)	$2,569,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,801	$10	$71,062	$—	$72,873
Current maturities of long-term debt	—	—	28,110	—	—	28,110
Accrued Taxes	—	(28)	—	5,251	—	5,223
Accrued payroll and benefits	—	13,810	—	13,036	—	26,846
Accrued interest	8	246	5,442	1,348	—	7,044
Accrued customer incentives	—	—	—	10,369	—	10,369
Other current liabilities	—	1,887	—	15,968	—	17,855
Current liabilities for dispositions and discontinued operations	—	—	—	9,931	—	9,931
Total current liabilities	8	17,716	33,562	126,965	—	178,251
LONG-TERM DEBT	120,000	30,000	580,647	88,582	—	819,229
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	80,893	—	80,893
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	112,904	—	27,719	—	140,623
OTHER NON-CURRENT LIABILITIES	—	20,210	—	7,069	—	27,279
INTERCOMPANY PAYABLE	—	111,662	—	111,316	(222,978)	—
TOTAL LIABILITIES	120,008	292,492	614,209	442,544	(222,978)	1,246,275
TOTAL SHAREHOLDERS’ EQUITY	1,323,073	1,238,661	629,035	2,018,820	(3,886,516)	1,323,073
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,443,081	$1,531,153	$1,243,244	$2,461,364	$(4,109,494)	$2,569,348

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$90,456	$138,149	$41,000	$423,784	$(247,475)	$445,914
INVESTING ACTIVITIES
Capital expenditures	—	(285)	—	(157,277)	—	(157,562)
Purchase of timberlands	—	—	—	(106,536)	—	(106,536)
Jesup mill cellulose specialties expansion	—	—	—	(201,359)	—	(201,359)
Change in restricted cash	—	—	—	(10,559)	—	(10,559)
Investment in Subsidiaries	—	—	(142,508)	—	142,508	—
Other	—	(69)	—	3,184	—	3,115
CASH USED FOR INVESTING ACTIVITIES	—	(354)	(142,508)	(472,547)	142,508	(472,901)
FINANCING ACTIVITIES
Issuance of debt	475,000	—	740,000	15,000	—	1,230,000
Repayment of debt	(120,000)	(30,000)	(638,110)	(25,500)	—	(813,610)
Dividends paid	(206,583)	—	—	—	—	(206,583)
Proceeds from the issuance of common shares	25,495	—	—	—	—	25,495
Excess tax benefits on stock-based compensation	—	—	—	7,635	—	7,635
Debt issuance costs	(3,697)	(1,219)	—	(1,219)	—	(6,135)
Repurchase of common shares	(7,783)	—	—	—	—	(7,783)
Issuance of intercompany notes	—	(14,000)	—	14,000	—	—
Intercompany distributions	—	(97,587)	(41,000)	33,620	104,967	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	162,432	(142,806)	60,890	43,536	104,967	229,019
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	252,888	(5,011)	(40,618)	(5,266)	—	201,993
Balance, beginning of year	—	8,977	59,976	9,650	—	78,603
Balance, end of year	$252,888	$3,966	$19,358	$4,384	$—	$280,596

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$283,409	$332,577	$15,000	$402,994	$(601,710)	$432,270
INVESTING ACTIVITIES
Capital expenditures	—	(270)	—	(144,252)	—	(144,522)
Purchase of timberlands	—	—	—	(320,899)	—	(320,899)
Jesup mill cellulose specialties expansion	—	—	—	(42,894)	—	(42,894)
Change in restricted cash	—	—	—	8,323	—	8,323
Investment in Subsidiaries	(19,259)	(99,988)	(35,828)	—	155,075	—
Other	—	69	—	11,309	—	11,378
CASH USED FOR INVESTING ACTIVITIES	(19,259)	(100,189)	(35,828)	(488,413)	155,075	(488,614)
FINANCING ACTIVITIES
Issuance of debt	120,000	105,000	—	235,000	—	460,000
Repayment of debt	—	(75,000)	(168,057)	(256,000)	—	(499,057)
Dividends paid	(185,272)	—	—	—	—	(185,272)
Proceeds from the issuance of common shares	13,451	—	—	—	—	13,451
Excess tax benefits on stock-based compensation	—	—	—	5,681	—	5,681
Debt issuance costs	—	(675)	(676)	(676)	—	(2,027)
Repurchase of common shares	(7,909)	—	—	—	—	(7,909)
Issuance of intercompany notes	(204,420)	—	(18,961)	223,381	—	—
Intercompany distributions	—	(282,495)	(14,760)	(149,380)	446,635	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(264,150)	(253,170)	(202,454)	58,006	446,635	(215,133)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	617	—	617
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	(20,782)	(223,282)	(26,796)	—	(270,860)
Balance, beginning of year	—	29,759	283,258	36,446	—	349,463
Balance, end of year	$—	$8,977	$59,976	$9,650	$—	$78,603

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2010
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$143,387	$177,502	$30,000	$400,764	$(256,263)	$495,390
INVESTING ACTIVITIES
Capital expenditures	—	(2,251)	—	(136,198)	—	(138,449)
Purchase of timberlands	—	—	—	(5,360)	—	(5,360)
Change in restricted cash	—	—	—	(8,231)	—	(8,231)
Investment in Subsidiaries	—	—	145,975	—	(145,975)	—
Other	—	—	—	9,384	—	9,384
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(2,251)	145,975	(140,405)	(145,975)	(142,656)
FINANCING ACTIVITIES
Issuance of debt	—	—	75,000	82,000	—	157,000
Repayment of debt	—	(5,000)	(4,650)	(87,000)	—	(96,650)
Dividends paid	(163,673)	—	—	—	—	(163,673)
Proceeds from the issuance of common shares	26,314	—	—	—	—	26,314
Excess tax benefits on stock-based compensation	—	—	—	5,411	—	5,411
Debt issuance costs	—	—	(561)	—	—	(561)
Repurchase of common shares	(6,028)	—	—	—	—	(6,028)
Intercompany distributions	—	(143,387)	(30,000)	(228,851)	402,238	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(143,387)	(148,387)	39,789	(228,440)	402,238	(78,187)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(48)	—	(48)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	26,864	215,764	31,871	—	274,499
Balance, beginning of year	—	2,895	67,494	4,575	—	74,964
Balance, end of year	$—	$29,759	$283,258	$36,446	$—	$349,463

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022. At issuance, the notes were fully and unconditionally guaranteed by the following subsidiaries of Rayonier Inc.: ROC, Rayonier Louisiana Timberlands LLC, Rayonier TRS Holdings Inc. and substantially all domestic subsidiaries of TRS Holdings Inc. In October 2012, the guarantee on the notes was amended whereby all guarantors were released except ROC and Rayonier TRS Holdings Inc. As such, for comparability purposes, all prior year information has been updated to reflect ROC and Rayonier TRS Holdings Inc. as the note guarantors. In connection with these notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

The condensed consolidating financial information for the years ended December 31, 2011 and 2010 has been corrected to include comprehensive income. Management does not believe such correction is material to the previously issued financial statements.

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2012
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$1,571,000	$—	$1,571,000
Costs and Expenses
Cost of sales	—	—	1,104,805	—	1,104,805
Selling and general expenses	—	10,575	57,822	—	68,397
Other operating expense (income), net	110	962	(14,175)	—	(13,103)
	110	11,537	1,148,452	—	1,160,099
Equity in income of New Zealand joint venture	—	—	550	—	550
OPERATING (LOSS) INCOME	(110)	(11,537)	423,098	—	411,451
Interest expense	(10,717)	(38,912)	4,648	—	(44,981)
Interest and miscellaneous income (expense), net	6,638	2,185	(8,217)	—	606
Equity in income from subsidiaries	282,874	315,715	—	(598,589)	—
INCOME BEFORE INCOME TAXES	278,685	267,451	419,529	(598,589)	367,076
Income tax benefit (expense)	—	15,423	(103,814)	—	(88,391)
NET INCOME	278,685	282,874	315,715	(598,589)	278,685
OTHER COMPREHENSIVE INCOME	4,069	4,069	4,116	(8,185)	4,069
COMPREHENSIVE INCOME	$282,754	$286,943	$319,831	$(606,774)	$282,754

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2011
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$1,488,642	$—	$1,488,642
Costs and Expenses
Cost of sales	—	—	1,073,732	—	1,073,732
Selling and general expenses	—	10,710	55,831	—	66,541
Other operating expense (income), net	—	117	(3,946)	—	(3,829)
	—	10,827	1,125,617	—	1,136,444
Equity in income of New Zealand joint venture	—	—	4,088	—	4,088
OPERATING (LOSS) INCOME	—	(10,827)	367,113	—	356,286
Interest expense	621	(50,688)	(708)	—	(50,775)
Interest and miscellaneous income, net	—	772	79	—	851
Equity in income from subsidiaries	275,384	316,222	—	(591,606)	—
INCOME BEFORE INCOME TAXES	276,005	255,479	366,484	(591,606)	306,362
Income tax benefit (expense)	—	19,905	(50,262)	—	(30,357)
NET INCOME	276,005	275,384	316,222	(591,606)	276,005
OTHER COMPREHENSIVE (LOSS)	(45,090)	(45,090)	(34,403)	79,493	(45,090)
COMPREHENSIVE INCOME	$230,915	$230,294	$281,819	$(512,113)	$230,915

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2010
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$1,315,233	$—	$1,315,233
Costs and Expenses
Cost of sales	—	—	990,099	—	990,099
Selling and general expenses	—	10,122	56,980	—	67,102
Other operating expense (income), net	—	385	(10,904)	—	(10,519)
	—	10,507	1,036,175	—	1,046,682
Equity in income of New Zealand joint venture	—	—	1,033	—	1,033
OPERATING (LOSS) INCOME BEFORE GAIN ON SALE OF A PORTION OF INTEREST IN NEW ZEALAND JOINT VENTURE	—	(10,507)	280,091	—	269,584
Gain on sale of a portion of interest in New Zealand joint venture	—	—	12,367	—	12,367
OPERATING (LOSS) INCOME	—	(10,507)	292,458	—	281,951
Interest expense	—	(50,074)	(389)	—	(50,463)
Interest and miscellaneous income (expense), net	—	8,643	(7,328)	—	1,315
Equity in income from subsidiaries	217,586	256,263	—	(473,849)	—
INCOME BEFORE INCOME TAXES	217,586	204,325	284,741	(473,849)	232,803
Income tax benefit (expense)	—	13,261	(28,478)	—	(15,217)
NET INCOME	217,586	217,586	256,263	(473,849)	217,586
OTHER COMPREHENSIVE INCOME	11,384	11,384	8,967	(20,351)	11,384
COMPREHENSIVE INCOME	$228,970	$228,970	$265,230	$(494,200)	$228,970

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2012
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$252,888	$23,324	$4,384	$—	$280,596
Accounts receivable, less allowance for doubtful accounts	—	386	99,973	—	100,359
Inventory	—	—	127,966	—	127,966
Prepaid and other current assets	—	2,257	55,096	—	57,353
Total current assets	252,888	25,967	287,419	—	566,274
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	1,573,309	—	1,573,309
NET PROPERTY, PLANT AND EQUIPMENT	—	2,321	704,717	—	707,038
INVESTMENT IN JOINT VENTURE	—	—	72,419	—	72,419
INVESTMENT IN SUBSIDIARIES	1,445,205	2,354,270	—	(3,799,475)	—
INTERCOMPANY NOTES RECEIVABLE	213,863	33,831	—	(247,694)	—
OTHER ASSETS	4,148	32,961	166,802	—	203,911
TOTAL ASSETS	$1,916,104	$2,449,350	$2,804,666	$(4,047,169)	$3,122,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$2,132	$68,249	$—	$70,381
Current maturities of long-term debt	150,000	—	—	—	150,000
Accrued taxes	—	485	13,339	—	13,824
Accrued payroll and benefits	—	15,044	13,024	—	28,068
Accrued interest	3,100	3,576	1,280	—	7,956
Accrued customer incentives	—	—	10,849	—	10,849
Other current liabilities	—	2,925	15,715	—	18,640
Current liabilities for dispositions and discontinued operations	—	—	8,105	—	8,105
Total current liabilities	153,100	24,162	130,561	—	307,823
LONG-TERM DEBT	325,000	718,321	76,731	—	1,120,052
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	73,590	—	73,590
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	129,156	30,426	—	159,582
OTHER NON-CURRENT LIABILITIES	—	16,432	7,468	—	23,900
INTERCOMPANY PAYABLE	—	116,074	137,797	(253,871)	—
TOTAL LIABILITIES	478,100	1,004,145	456,573	(253,871)	1,684,947
TOTAL SHAREHOLDERS’ EQUITY	1,438,004	1,445,205	2,348,093	(3,793,298)	1,438,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,916,104	$2,449,350	$2,804,666	$(4,047,169)	$3,122,951

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2011
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$68,953	$9,650	$—	$78,603
Accounts receivable, less allowance for doubtful accounts	—	3	95,005	—	95,008
Inventory	—	—	121,998	—	121,998
Prepaid and other current assets	—	3,136	45,757	—	48,893
Total current assets	—	72,092	272,410	—	344,502
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	1,503,711	—	1,503,711
NET PROPERTY, PLANT AND EQUIPMENT	—	2,551	459,001	—	461,552
INVESTMENT IN JOINT VENTURE	—	—	69,219	—	69,219
INVESTMENT IN SUBSIDIARIES	1,238,661	2,018,306	—	(3,256,967)	—
INTERCOMPANY NOTES RECEIVABLE	204,420	19,072	—	(223,492)	—
OTHER ASSETS	—	33,341	157,023	—	190,364
TOTAL ASSETS	$1,443,081	$2,145,362	$2,461,364	$(3,480,459)	$2,569,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,811	$71,062	$—	$72,873
Current maturities of long-term debt	—	28,110	—	—	28,110
Accrued taxes	—	(28)	5,251	—	5,223
Accrued payroll and benefits	—	13,810	13,036	—	26,846
Accrued interest	8	5,688	1,348	—	7,044
Accrued customer incentives	—	—	10,369	—	10,369
Other current liabilities	—	1,887	15,968	—	17,855
Current liabilities for dispositions and discontinued operations	—	—	9,931	—	9,931
Total current liabilities	8	51,278	126,965	—	178,251
LONG-TERM DEBT	120,000	610,647	88,582	—	819,229
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	80,893	—	80,893
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	112,904	27,719	—	140,623
OTHER NON-CURRENT LIABILITIES	—	20,210	7,069	—	27,279
INTERCOMPANY PAYABLE	—	111,662	111,316	(222,978)	—
TOTAL LIABILITIES	120,008	906,701	442,544	(222,978)	1,246,275
TOTAL SHAREHOLDERS’ EQUITY	1,323,073	1,238,661	2,018,820	(3,257,481)	1,323,073
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,443,081	$2,145,362	$2,461,364	$(3,480,459)	$2,569,348

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2012
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$90,456	$138,149	$423,784	$(206,475)	$445,914
INVESTING ACTIVITIES
Capital expenditures	—	(285)	(157,277)	—	(157,562)
Purchase of timberlands	—	—	(106,536)	—	(106,536)
Jesup mill cellulose specialties expansion	—	—	(201,359)	—	(201,359)
Change in restricted cash	—	—	(10,559)	—	(10,559)
Investment in Subsidiaries	—	(142,508)	—	142,508	—
Other	—	(69)	3,184	—	3,115
CASH USED FOR INVESTING ACTIVITIES	—	(142,862)	(472,547)	142,508	(472,901)
FINANCING ACTIVITIES
Issuance of debt	475,000	740,000	15,000	—	1,230,000
Repayment of debt	(120,000)	(668,110)	(25,500)	—	(813,610)
Dividends paid	(206,583)	—	—	—	(206,583)
Proceeds from the issuance of common shares	25,495	—	—	—	25,495
Excess tax benefits on stock-based compensation	—	—	7,635	—	7,635
Debt issuance costs	(3,697)	(1,219)	(1,219)	—	(6,135)
Repurchase of common shares	(7,783)	—	—	—	(7,783)
Issuance of intercompany notes	—	(14,000)	14,000	—	—
Intercompany distributions	—	(97,587)	33,620	63,967	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	162,432	(40,916)	43,536	63,967	229,019
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	252,888	(45,629)	(5,266)	—	201,993
Balance, beginning of year	—	68,953	9,650	—	78,603
Balance, end of year	$252,888	$23,324	$4,384	$—	$280,596

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2011
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$283,409	$332,817	$402,994	$(586,950)	$432,270
INVESTING ACTIVITIES
Capital expenditures	—	(270)	(144,252)	—	(144,522)
Purchase of timberlands	—	—	(320,899)	—	(320,899)
Jesup mill cellulose specialties expansion	—	—	(42,894)	—	(42,894)
Change in restricted cash	—	—	8,323	—	8,323
Investment in Subsidiaries	(19,259)	(135,816)	—	155,075	—
Other	—	69	11,309	—	11,378
CASH USED FOR INVESTING ACTIVITIES	(19,259)	(136,017)	(488,413)	155,075	(488,614)
FINANCING ACTIVITIES
Issuance of debt	120,000	105,000	235,000	—	460,000
Repayment of debt	—	(243,057)	(256,000)	—	(499,057)
Dividends paid	(185,272)	—	—	—	(185,272)
Proceeds from the issuance of common shares	13,451	—	—	—	13,451
Excess tax benefits on stock-based compensation	—	—	5,681	—	5,681
Debt issuance costs	—	(1,351)	(676)	—	(2,027)
Repurchase of common shares	(7,909)	—	—	—	(7,909)
Issuance of intercompany notes	(204,420)	(18,961)	223,381	—	—
Intercompany distributions	—	(282,495)	(149,380)	431,875	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(264,150)	(440,864)	58,006	431,875	(215,133)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	617	—	617
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	(244,064)	(26,796)	—	(270,860)
Balance, beginning of year	—	313,017	36,446	—	349,463
Balance, end of year	$—	$68,953	$9,650	$—	$78,603

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2010
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$143,387	$177,502	$400,764	$(226,263)	$495,390
INVESTING ACTIVITIES
Capital expenditures	—	(2,251)	(136,198)	—	(138,449)
Purchase of timberlands	—	—	(5,360)	—	(5,360)
Change in restricted cash	—	—	(8,231)	—	(8,231)
Investment in Subsidiaries	—	145,975	—	(145,975)	—
Other	—	—	9,384	—	9,384
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	143,724	(140,405)	(145,975)	(142,656)
FINANCING ACTIVITIES
Issuance of debt	—	75,000	82,000	—	157,000
Repayment of debt	—	(9,650)	(87,000)	—	(96,650)
Dividends paid	(163,673)	—	—	—	(163,673)
Proceeds from the issuance of common shares	26,314	—	—	—	26,314
Excess tax benefits on stock-based compensation	—	—	5,411	—	5,411
Debt issuance costs	—	(561)	—	—	(561)
Repurchase of common shares	(6,028)	—	—	—	(6,028)
Intercompany distributions	—	(143,387)	(228,851)	372,238	—
CASH USED FOR FINANCING ACTIVITIES	(143,387)	(78,598)	(228,440)	372,238	(78,187)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(48)	—	(48)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	242,628	31,871	—	274,499
Balance, beginning of year	—	70,389	4,575	—	74,964
Balance, end of year	$—	$313,017	$36,446	$—	$349,463

RAYONIER INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2012, 2011, and 2010
(In Thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2012	$399	$67	$(49)	$417
Year ended December 31, 2011	$387	$12	$—	$399
Year ended December 31, 2010	$1,150	$38	$(801)	$387

(1)	Primarily payments and adjustments to required reserves.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 26, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL G. BOYNTON	Chairman of the Board, President and Chief Executive Officer	February 26, 2013
Paul G. Boynton (Principal Executive Officer)

/s/ HANS E. VANDEN NOORT	Senior Vice President and Chief Financial Officer	February 26, 2013
Hans E. Vanden Noort (Principal Financial Officer and Principal Accounting Officer)

*	Director
C. David Brown, II

*	Director
John E. Bush

*	Director
Mark E. Gaumond

*	Director
Richard D. Kincaid

*	Director
V. Larkin Martin

*	Director
James H. Miller

*	Director
Thomas I. Morgan

*	Director
David W. Oskin

*	Director
Ronald Townsend

*By:	/s/ HANS E. VANDEN NOORT	February 26, 2013
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
Incorporated by reference to Exhibit 10.11 to the Registrant's June 30, 2010 Form 10-Q

4.10	Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, between Rayonier Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant's March 5, 2012 Form 8-K

4.11
First Supplemental Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.2 to the Registrant's March 5, 2012 Form 8-K

4.12
Second Supplemental Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.1 to the Registrant's October 17, 2012 Form 8-K

4.13	Form of Note for 3.75% Senior Notes due 2022 (contained in Exhibit A to Exhibit 4.12)	Incorporated by reference to Exhibit 4.2 to the Registrant's March 5, 2012 Form 8-K

4.14	Registration Rights Agreement, dated October 16, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named herein.	Incorporated by reference to Exhibit 4.3 to the Registrant's October 17, 2007 Form 8-K

4.15
Registration Rights Agreement, dated as of August 12, 2009, among Rayonier TRS Holdings Inc. and Rayonier Inc. and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.
Incorporated by reference to Exhibit 4.2 to the Registrant's August 12, 2009 Form 8-K

4.16
Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.
Incorporated by reference to Exhibit 4.4 to the Registrant's October 17, 2007 Form 8-K

4.17	Convertible Bond Hedge Transaction Confirmation, dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 4.5 to the Registrant's October 17, 2007 Form 8-K

4.18
Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.
Incorporated by reference to Exhibit 10.2 to the Registrant's August 12, 2009 Form 8-K

4.19	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between Bank of America, N.A., as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant's August 12, 2009 Form 8-K

4.20	Base Exchangeable Note Hedge Transaction Confirmation, dated as of August 6, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant's August 12, 2009 Form 8-K

4.21
Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier TRS Holdings Inc.
Incorporated by reference to Exhibit 10.5 to the Registrant's August 12, 2009 Form 8-K

4.22	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.6 to the Registrant's August 12, 2009 Form 8-K

4.23	Additional Exchangeable Note Hedge Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier TRS Holdings Inc.	Incorporated by reference to Exhibit 10.7 to the Registrant's August 12, 2009 Form 8-K

Exhibit No.	Description	Location

4.24	Issuer Warrant Transaction Confirmation dated October 10, 2007 between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 4.6 to the Registrant's October 17, 2007 Form 8-K

4.25	Issuer Warrant Transaction Confirmation dated October 10, 2007 between JP Morgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant's October 17, 2007 Form 8-K

4.26	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent.	Incorporated by reference to Exhibit 4.8 to the Registrant's October 17, 2007 Form 8-K

4.27	Issuer Warrant Transaction Amendment dated October 15, 2007 between Rayonier Inc. and JP Morgan Chase Bank, National Association, London Branch, as dealer.	Incorporated by reference to Exhibit 4.9 to the Registrant's October 17, 2007 Form 8-K

4.28	Base Issuer Warrant Transaction Confirmation dated as of August 6, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.	Incorporated by reference to Exhibit 10.8 to the Registrant's August 12, 2009 Form 8-K

4.29	Base Issuer Warrant Transaction Confirmation, dated as of August 6, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant's August 12, 2009 Form 8-K

4.30	Base Issuer Warrant Transaction Confirmation, dated as of August 6, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.10 to the Registrant's August 12, 2009 Form 8-K

4.31
Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Credit Suisse Capital LLC, as dealer, represented by Credit Suisse Securities (USA) LLC, as agent, and Rayonier Inc.
Incorporated by reference to Exhibit 10.11 to the Registrant's August 12, 2009 Form 8-K

4.32	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.12 to the Registrant's August 12, 2009 Form 8-K

4.33	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant's August 12, 2009 Form 8-K

10.1	Rayonier 1994 Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant's June 30, 2006 Form 10-Q

10.2	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.18 to the Registrant's December 31, 1995 Form 10-K

10.3	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan), as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant's December 31, 2007 Form 10-K

10.4	Rayonier Investment and Savings Plan for Salaried Employees*	Incorporated by reference to Exhibit 10.3 to the Registrant's December 31, 1997 Form 10-K

10.5	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001*	Incorporated by reference to Exhibit 10.4 to the Registrant's December 31, 2001 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002*	Incorporated by reference to Exhibit 10.5 to the Registrant's December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003*	Incorporated by reference to Exhibit 10.6 to the Registrant's December 31, 2003 Form 10-K

Exhibit No.	Description	Location

10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003*	Incorporated by reference to Exhibit 10.7 to the Registrant's December 31, 2003 Form 10-K

10.9	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003*	Incorporated by reference to Exhibit 10.8 to the Registrant's December 31, 2003 Form 10-K

10.10	Form of Indemnification Agreement between Rayonier Inc. and its Officers*	Incorporated by reference to Exhibit 10.10 to the Registrant's December 31, 2010 Form 10-K

10.11	Form of Indemnification Agreement between Rayonier Inc. and its Directors*	Incorporated by reference to Exhibit 10.11 to the Registrant's December 31, 2010 Form 10-K

10.12	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant's June 30, 2010 Form 10-Q

10.13	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997*	Incorporated by reference to Exhibit 10.7 to the Registrant's December 31, 1997 Form 10-K

10.14	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.4 to the Registrant's June 30, 2010 Form 10-Q

10.15	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant's June 30, 2010 Form 10-Q

10.16	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant's May 23, 2012 Form 8-K

10.17	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant's December 31, 2003 Form 10-K

10.18	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant's December 31, 2003 Form 10-K

10.19	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant's December 31, 2008 Form 10-K

10.20	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2011 Performance Share Award Program*	Incorporated by reference to Exhibit 10.20 to the Registrant's December 31, 2010 Form 10-K

10.21	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant's March 31, 2008 Proxy Statement

10.22	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant's December 31, 2006 Form 10-K

10.23	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.25 to the Registrant's December 31, 2001 Form 10-K

10.24	Annual Corporate Bonus Program*	Incorporated by reference to Exhibit 10.24 to the Registrant's December 31, 2010 Form 10-K

Exhibit No.	Description	Location

10.25
Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests
Incorporated by reference to Exhibit 10.38 to the Registrant's June 30, 2005 Form 10-Q

10.26	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant's June 30, 2005 Form 10-Q

10.27	Description of Rayonier 2011 Performance Share Award Program*	Incorporated by reference to Exhibit 10.29 to the Registrant's December 31, 2010 Form 10-K

10.28	Description of Rayonier 2012 Performance Share Award Program*	Incorporated by reference to Exhibit 10.29 to the Registrant's December 31, 2011 Form 10-K

10.29	Description of Rayonier 2013 Performance Share Award Program*	Filed herewith

10.30	Election Form for the Performance Share Deferral Program	Incorporated by reference to Exhibit 10.5 to the Registrant's June 30, 2010 Form 10-Q

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

10.33
Amended and Restated Guarantee Agreement dated October 11, 2012 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Guarantors, and Credit Suisse AG as Administrative Agent
Incorporated by reference to Exhibit 10.2 to the Registrant's October 17, 2012 Form 8-K

10.34
First Amendment and Restatement Agreement dated October 11, 2012 among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Forest Resources, L.P. and Rayonier Operating Company LLC, as Borrowers, the Consenting Lenders, the Non-Consenting Lenders, the Existing Lenders and Regions Bank, Branch Banking and Trust Company, U.S. Bank, National Association and TD Bank, N.A., as Assignees, and Credit Suisse AG, as Administrative Agent

Incorporated by reference to Exhibit 10.3 to the Registrant's October 17, 2012 Form 8-K

10.35
Term Credit Agreement dated December 17, 2012 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Borrowers, COBANK, ACB, as Administrative Agent, COBANK, ACB, as Sole Bookrunner, and COBANK, ACB and FARM CREDIT EAST, ACA, as Joint Lead Arrangers

Incorporated by reference to Exhibit 10.1 to the Registrant's December 19, 2012 Form 8-K

10.36	Compensation Arrangement for Lee M. Thomas and Paul G. Boynton*	Incorporated by reference to the Registrant's December 16, 2011 Form 8-K

10.37	Contribution, Conveyance and Assumption Agreement, dated as of July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC relating to the Restructuring.	Incorporated by reference to Exhibit 10.7 to the Registrant's June 30, 2010 Form 10-Q

Exhibit No.	Description	Location

10.38	Purchase and Sale Agreement dated as of September 16, 2011 between Joshua Timberlands LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.2 to the Registrant's September 30, 2011 Form 10-Q

10.39	Purchase and Sale Agreement dated as of September 16, 2011 between Oklahoma Timber, LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.3 to the Registrant's September 30, 2011 Form 10-Q

12	Statements re computation of ratios	Filed herewith

16	Letter dated May 23, 2012 from Deloitte & Touche LLP to the Securities and Exchange Commission	Incorporated by reference to Exhibit 16.1 to the Registrant's May 23, 2012 Form 8-K

21	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

23.2	Consent of Deloitte & Touche LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from our Annual Report on Form
10-K for the fiscal year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010; (ii) the Consolidated Balance Sheets as of December 31, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010; and (iv) the Notes to the Consolidated Financial Statements.
Filed herewith

* Management contract or compensatory plan.