Form 10-Q
period 2013-03-31
RAYONIER INC
filed 2013-04-26
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
YES ☐        NO  ☒

As of April 18, 2013, there were outstanding 126,025,778 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
SALES	$393,719	$336,571
Costs and Expenses
Cost of sales	266,018	235,708
Selling and general expenses	16,099	19,265
Other operating income, net	(3,503)	(1,139)
	278,614	253,834
Equity in income of New Zealand joint venture	258	13
OPERATING INCOME	115,363	82,750
Interest expense	(7,717)	(11,825)
Interest and miscellaneous income (expense), net	57	(23)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	107,703	70,902
Income tax expense	(4,445)	(18,303)
INCOME FROM CONTINUING OPERATIONS	103,258	52,599
DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax expense of $22,273 and $422	44,477	838
NET INCOME	147,735	53,437
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	975	5,825
New Zealand joint venture cash flow hedges	554	1,205
Gain from pension and postretirement plans, net of income tax expense of $2,204 and $1,368	4,969	3,140
Total other comprehensive income	6,498	10,170
COMPREHENSIVE INCOME	$154,233	$63,607
EARNINGS PER COMMON SHARE (Note 3)
BASIC EARNINGS PER SHARE
Continuing Operations	$0.83	$0.43
Discontinued Operations	0.36	0.01
Net Income	$1.19	$0.44
DILUTED EARNINGS PER SHARE
Continuing Operations	$0.79	$0.41
Discontinued Operations	0.34	0.01
Net Income	$1.13	$0.42
Dividends per share	$0.44	$0.40

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$266,017	$280,596
Accounts receivable, less allowance for doubtful accounts of $503 and $417	105,693	100,359
Inventory
Finished goods	95,614	103,568
Work in progress	2,404	4,446
Raw materials	13,482	17,602
Manufacturing and maintenance supplies	2,143	2,350
Total inventory	113,643	127,966
Deferred tax assets	66,509	15,845
Prepaid and other current assets	38,896	41,508
Total current assets	590,758	566,274
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	1,565,782	1,573,309
PROPERTY, PLANT AND EQUIPMENT
Land	21,804	27,383
Buildings	134,337	147,445
Machinery and equipment	1,389,212	1,444,012
Construction in progress	327,353	268,459
Total property, plant and equipment, gross	1,872,706	1,887,299
Less — accumulated depreciation	(1,112,468)	(1,180,261)
Total property, plant and equipment, net	760,238	707,038
INVESTMENT IN JOINT VENTURE (Note 6)	73,830	72,419
OTHER ASSETS	211,677	203,911
TOTAL ASSETS	$3,202,285	$3,122,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$108,493	$70,381
Current maturities of long-term debt	50,000	150,000
Accrued taxes	30,059	13,824
Accrued payroll and benefits	18,471	28,068
Accrued interest	11,200	7,956
Accrued customer incentives	8,936	10,849
Other current liabilities	25,168	18,640
Current liabilities for dispositions and discontinued operations (Note 11)	8,398	8,105
Total current liabilities	260,725	307,823
LONG-TERM DEBT	1,150,471	1,120,052
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 11)	71,799	73,590
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 13)	158,829	159,582
OTHER NON-CURRENT LIABILITIES	21,271	23,900
COMMITMENTS AND CONTINGENCIES (Note 10 and 12)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 125,903,058 and 123,332,444 shares issued and outstanding	673,098	670,749
Retained earnings	968,973	876,634
Accumulated other comprehensive loss	(102,881)	(109,379)
TOTAL SHAREHOLDERS' EQUITY	1,539,190	1,438,004
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,202,285	$3,122,951

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$147,735	$53,437
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	35,992	30,413
Non-cash cost of real estate sold	633	1,382
Stock-based incentive compensation expense	3,280	6,466
Amortization of debt discount/premium	419	1,890
Tax benefit of AFMC for CBPC exchange	(18,761)	—
Amortization of losses from pension and postretirement plans	6,279	4,508
Gain on sale of discontinued operations, net	(42,670)	—
Gain on foreign currency forward contracts	(1,881)	—
Other	(3,243)	1,874
Changes in operating assets and liabilities:
Receivables	(8,778)	(1,911)
Inventories	11,197	17,035
Accounts payable	15,386	3,978
Income tax receivable/payable	15,915	11,469
All other operating activities	99	(17,476)
Payment to exchange AFMC for CBPC	(70,311)	—
Expenditures for dispositions and discontinued operations	(1,631)	(1,711)
CASH PROVIDED BY OPERATING ACTIVITIES	89,660	111,354
INVESTING ACTIVITIES
Capital expenditures	(32,664)	(42,079)
Purchase of timberlands	(1,560)	(8,689)
Jesup mill cellulose specialties expansion (gross purchases of $57,693 and $41,051, net of purchases on account of $20,959 and $15,025)	(36,734)	(26,026)
Proceeds from disposition of Wood Products business	83,741	—
Change in restricted cash	9,908	(5,609)
Other	1,790	8,736
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	24,481	(73,667)
FINANCING ACTIVITIES
Issuance of debt	100,000	340,000
Repayment of debt	(170,000)	(165,000)
Dividends paid	(57,744)	(49,249)
Proceeds from the issuance of common shares	4,091	2,061
Excess tax benefits on stock-based compensation	6,191	3,946
Debt issuance costs	—	(3,565)
Repurchase of common shares	(11,241)	(7,783)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(128,703)	120,410
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17)	(125)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(14,579)	157,972
Balance, beginning of year	280,596	78,603
Balance, end of period	$266,017	$236,575
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$3,562	$5,213
Income taxes	$70,403	$325
Non-cash investing activity:
Capital assets purchased on account	$49,094	$44,576

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries ("Rayonier" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.
Reclassifications
Certain 2012 amounts have been reclassified to agree with the current year presentation. See Note 2 — Sale of Wood Products Business for information regarding reclassifications for discontinued operations.
New Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. See Note 15 — Accumulated Other Comprehensive Loss for our disclosures required under this guidance.
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and one subsequent event was identified that warranted disclosure. See Note 6 — Joint Venture Investment for additional information.

2.	SALE OF WOOD PRODUCTS BUSINESS

On March 1, 2013, Rayonier completed the previously announced sale of its Wood Products business (consisting of three lumber mills in Baxley, Swainsboro and Eatonton, Georgia) to International Forest Products Limited (“Interfor”) for $80 million plus a working capital adjustment. The sale is consistent with the Company's strategic plan to fully position its manufacturing operations in the specialty chemicals sector. Rayonier will not have significant continuing involvement in the operations of the Wood Products business. Accordingly, the operating results of the Wood Products business, formerly reported as a separate operating segment, are classified as discontinued operations in the Company's Consolidated Statements of Income and Comprehensive Income for all periods presented. Certain administrative and general costs historically allocated to the Wood Products segment, which will remain with the Company after the sale, are reported in continuing operations.

Rayonier recognized an after-tax gain of $42.7 million on the sale. The gain is included in "Income from discontinued operations, net" on the Consolidated Statements of Income and Comprehensive Income for the period ended March 31, 2013.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the operating results of the Company's discontinued operations and the related gain for the periods ended March 31, 2013 and 2012, as presented in "Income from discontinued operations, net" in the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended March 31,
	2013	2012
Sales	$16,968	$19,209
Cost of sales and other	(14,258)	(17,949)
Gain on sale of discontinued operations	64,040	—
Income from discontinued operations before income taxes	66,750	1,260
Income tax expense	(22,273)	(422)
Income from discontinued operations, net	$44,477	$838

The sale did not meet the "held for sale" criteria prior to the period it was completed. The major classes of Wood Products assets and liabilities included in the sale are as follows:

March 1, 2013
Accounts receivable, net	$4,127
Inventory	4,270
Prepaid and other current assets	2,053
Property, plant and equipment, net	9,990
Total assets	$20,440

Total liabilities	$596

Cash flows from discontinued operations are immaterial both individually and in the aggregate. As such, they are included with cash flows from continuing operations in the Consolidated Statements of Cash Flows.

Pursuant to the purchase and sale agreement, Rayonier will provide Interfor with saw timber procurement services for the three lumber mills through December 31, 2013. Rayonier also contracted with Interfor to purchase wood chips produced at the lumber mills for use at Rayonier's Jesup pulp mill and market other wood chips produced by the mills to third parties on Interfor's behalf. The Company will purchase 100 percent of the Baxley mill chips for five years and 25 percent of the Swainsboro mill chips through the end of 2013. The purchase price of these chips will be based on the average price paid by the Company to unrelated third parties. Prior to the Wood Products sale, saw timber procurement services for and wood chip purchases from the lumber mills were intercompany transactions eliminated in consolidation as follows:

	Three Months Ended March 31,
	2013	2012
Wood chip purchases	$1,650	$3,234
Saw timber procurement services	223	287
Total intercompany	$1,873	$3,521

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$103,258	$52,599
Income from discontinued operations	44,477	838
Net income	$147,735	$53,437
Shares used for determining basic earnings per common share	124,479,865	122,352,435
Dilutive effect of:
Stock options	533,031	719,166
Performance and restricted shares	448,440	651,729
Assumed conversion of Senior Exchangeable Notes (a)	2,115,959	2,967,187
Assumed conversion of warrants (a) (b)	2,859,593	1,241,612
Shares used for determining diluted earnings per common share	130,436,888	127,932,129
Basic earnings per common share:
Continuing operations	$0.83	$0.43
Discontinued operations	0.36	0.01
Net income	$1.19	$0.44
Diluted earnings per common share:
Continuing operations	$0.79	$0.41
Discontinued operations	0.34	0.01
Net income	$1.13	$0.42

	Three Months Ended March 31,
	2013	2012
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	220,701	445,859
Assumed conversion of exchangeable note hedges (a)	2,115,959	2,967,187
Total	2,336,660	3,413,046
(a) The Senior Exchangeable Notes due 2012 (the "2012 Notes") matured in October 2012; however, no additional shares were issued due to offsetting exchangeable note hedges. Similarly, Rayonier will not issue additional shares upon maturity of the Senior Exchangeable Notes due 2015 (the "2015 Notes") due to offsetting hedges. Accounting Standards Codification 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed conversion of the hedges is excluded since they are anti-dilutive. As such, the dilutive effect of the assumed conversion of the 2012 Notes was only included for the three months ended March 31, 2012, while the effect of the 2015 Notes was included for both periods presented.
The warrants sold in conjunction with the Notes due 2012 began maturing on January 15, 2013 and matured ratably through March 27, 2013. As a result, 2,036,976 shares were issued through the end of the first quarter and 97,918 shares issued in the first week of April. The dilutive impact of these warrants was calculated based on the amount of time they were outstanding before settlement during the first quarter. Rayonier will distribute additional shares upon maturity of the warrants for the Notes due 2015 if the stock price exceeds $39.43 per share. For additional information on the potential dilutive impact of the Senior Exchangeable Notes, warrants and exchangeable note hedges, see Note 11 — Debt in the 2012 Annual Report on Form 10-K and Note 14 — Debt of this Form 10-Q.
(b) The higher shares used for the assumed conversion of the warrants were primarily due to an increase in the average stock price from $45.07 in first quarter 2012 to $55.47 in first quarter 2013.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.	INCOME TAXES
Rayonier is a real estate investment trust ("REIT"). In general, only its taxable REIT subsidiaries, whose businesses include the Company's non-REIT qualified activities, are subject to corporate income taxes. However, the Company was subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2010. In 2011, the law provided a built-in-gains tax holiday. In 2013, the law provided a built-in gains tax holiday for 2012 (retroactive) and 2013 which will impact the Company's 2013 provision. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on taxable REIT subsidiaries' income and certain property sales.

Alternative Fuel Mixture Credit ("AFMC") and Cellulosic Biofuel Producer Credit ("CBPC")
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. The AFMC is a $.50 per gallon refundable tax credit (which is not taxable), while the CBPC is a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity's tax liability. Rayonier produces and uses an alternative fuel ("black liquor") at its Jesup, Georgia and Fernandina Beach, Florida performance fibers mills, which qualified for both credits. The Company claimed the AFMC on its 2009 tax return.
In the first quarter of 2013, management approved a $70 million tax payment to exchange approximately 120 million gallons of black liquor previously claimed for the AFMC for the CBPC. As a result, the Company recorded a $19 million discrete tax benefit in the current period reflecting reduced future tax payments of $89 million, including approximately $60 million realized during the remainder of 2013 and $29 million in the first half of 2014. There was no exchange of AFMC for CBPC in first quarter 2012. For additional information on the AFMC and CBPC, see Note 8 — Income Taxes in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Provision for Income Taxes from Continuing Operations
The Company's effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT. The Company's effective tax rate in 2013 was lower than 2012 primarily due to recording the AFMC exchange and the federal research and experimentation tax credit (which was retroactively enacted in 2013).
The table below reconciles the U.S. statutory rate to the Company's effective tax rate for each period presented (in millions of dollars).

	Three Months Ended March 31,
	2013		2012
Income tax expense at federal statutory rate	$38	35.0%	$25	35.0%
REIT income not subject to tax	(11)	(10.1)%	(5)	(7.7)%
Other	(2)	(1.5)%	(1)	(0.8)%
Income tax expense before discrete items	25	23.4%	19	26.5%
Exchange of AFMC for CBPC	(19)	(17.5)%	—	—%
Other	(2)	(1.8)%	(1)	(0.7)%
Income tax expense as reported	$4	4.1%	$18	25.8%
Provision for Income Taxes from Discontinued Operations
In the first quarter, Rayonier completed the sale of its Wood Products business for $80 million plus a working capital adjustment . For the three months ended March 31, 2013 and 2012, income tax expense related to discontinued operations was $22.3 million ($21.4 million from the gain on sale) and $0.4 million, respectively. See Note 2 — Sale of Wood Products Business for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange ("LKE") treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of March 31, 2013 and December 31, 2012, the Company had $0.7 million and $10.6 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

6.	JOINT VENTURE INVESTMENT
At March 31, 2013, the Company held a 26 percent interest in Matariki Forestry Group ("Matariki"), a joint venture ("JV") that owns or leases approximately 0.3 million acres of New Zealand timberlands. In addition to the investment, Rayonier New Zealand Limited ("RNZ"), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the JV forests and operates a log trading business.
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
Subsequent Event
In April 2013, Rayonier acquired an additional 39 percent ownership interest in the Matariki JV for approximately $140 million. As a 65 percent owner, the Company will be required to consolidate 100 percent of the JV's assets, liabilities and results of operations and record the non-controlling partner's 35 percent interest beginning in the second quarter of 2013.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the three months ended March 31, 2013 and the year ended December 31, 2012 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2011	122,035,177	$630,286	$806,235	$(113,448)	$1,323,073
Net income	—	—	278,685	—	278,685
Dividends ($1.68 per share)	—	—	(208,286)	—	(208,286)
Issuance of shares under incentive stock plans	1,467,024	25,495	—	—	25,495
Stock-based compensation	—	15,116	—	—	15,116
Excess tax benefit on stock-based compensation	—	7,635	—	—	7,635
Repurchase of common shares	(169,757)	(7,783)	—	—	(7,783)
Net loss from pension and postretirement plans	—	—	—	(496)	(496)
Foreign currency translation adjustment	—	—	—	4,352	4,352
Joint venture cash flow hedges	—	—	—	213	213
Balance, December 31, 2012	123,332,444	$670,749	$876,634	$(109,379)	$1,438,004
Net income	—	—	147,735	—	147,735
Dividends ($0.44 per share)	—	—	(55,396)	—	(55,396)
Issuance of shares under incentive stock plans	743,381	4,091	—	—	4,091
Stock-based compensation	—	3,308	—	—	3,308
Excess tax benefit on stock-based compensation	—	6,191	—	—	6,191
Repurchase of common shares	(209,743)	(11,241)	—	—	(11,241)
Maturity of warrants (Note 14)	2,036,976	—	—	—	—
Gain from pension and postretirement plans	—	—	—	4,969	4,969
Foreign currency translation adjustment	—	—	—	975	975
Joint venture cash flow hedges	—	—	—	554	554
Balance, March 31, 2013	125,903,058	$673,098	$968,973	$(102,881)	$1,539,190

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in three reportable business segments: Forest Resources, Real Estate and Performance Fibers. Prior to the first quarter of 2013, the Company operated in four reportable business segments, which included Wood Products. In March 2013, the Company sold its Wood Products business and its operations are shown as discontinued operations for all periods presented. See Note 2 — Sale of Wood Products Business for additional information.
Forest Resources sales include all activities related to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use ("HBU"). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are reported in "Other Operations." Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.
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
Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	March 31,	December 31,
ASSETS	2013	2012
Forest Resources	$1,722,413	$1,690,030
Real Estate	102,374	112,647
Performance Fibers	973,786	902,309
Wood Products (a)	—	18,454
Other Operations	31,238	23,296
Corporate and other	372,474	376,215
Total	$3,202,285	$3,122,951

(a)	The Company sold its Wood Products segment during the first quarter of 2013. See Note 2 — Sale of Wood Products Business for additional information.

	Three Months Ended March 31,
SALES	2013	2012
Forest Resources	$57,102	$52,195
Real Estate	24,297	12,647
Performance Fibers	284,188	250,855
Other Operations	28,227	21,140
Intersegment Eliminations (b)	(95)	(266)
Total	$393,719	$336,571

(b)	Intersegment eliminations primarily reflect sales from our Forest Resources segment to our Performance Fibers segment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
OPERATING INCOME(LOSS)	2013	2012
Forest Resources	$13,255	$8,005
Real Estate	16,842	6,478
Performance Fibers	91,670	80,630
Other Operations	165	(931)
Corporate and other	(6,569)	(11,432)
Total	$115,363	$82,750

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2013	2012
Forest Resources	$16,444	$16,833
Real Estate	4,177	1,845
Performance Fibers	15,153	11,361
Corporate and other	218	374
Total	$35,992	$30,413

9.	FAIR VALUE MEASUREMENTS
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
Foreign Currency Forward Contracts
As of March 31, 2013 and 2012, the impact of the Company's derivative instruments and their location within the Consolidated Statements of Income and Comprehensive Income was as follows:

		March 31, 2013		March 31, 2012
	Location of Gain Recognized in Income	Carrying Amount	Fair Value (Level 1)	Carrying Amount	Fair Value (Level 1)
Foreign Currency Forward Contracts (a)	Other Operating Income, net	$1,881	$1,881	—	—

(a)	Foreign currency forward contracts are recorded in "Other Current Assets."

The Company entered into foreign currency forward contracts to hedge the exchange rate risk between the US dollar and the New Zealand dollar in connection with the Company's purchase of an additional 39 percent interest in the JV. The foreign currency forward contracts were settled in April 2013. See Note 6 — Joint Venture Investment for additional information on the purchase.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy of financial instruments held by the Company at March 31, 2013 and December 31, 2012, using market information and what management believes to be appropriate valuation methodologies under generally accepted accounting principles:

	March 31, 2013			December 31, 2012
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$266,017	$266,017	$—	$280,596	$280,596	$—
Restricted cash (a)	651	651	—	10,559	10,559	—
Current maturities of long-term debt	(50,000)	—	(50,000)	(150,000)	—	(150,000)
Long-term debt	(1,150,471)	—	(1,307,144)	(1,120,052)	—	(1,250,341)

(a)	Restricted cash is recorded in "Other Assets" and represents the proceeds from LKE sales deposited with a third-party intermediary.
Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents and Restricted cash — The carrying amount is equal to fair market value.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities.
Variable Interest Entity
Rayonier holds a variable interest in a bankruptcy-remote, limited liability subsidiary ("special-purpose entity") which was created in 2004 when Rayonier monetized a $25.0 million installment note and letter of credit received in connection with a timberland sale. The Company contributed the note and a letter of credit to the special-purpose entity and using the installment note and letter of credit as collateral, the special-purpose entity issued $22.6 million of 15-year Senior Secured Notes and remitted cash of $22.6 million to the Company. There are no restrictions related to the transferred financial assets. Rayonier maintains a $2.6 million interest in the entity and receives immaterial cash payments equal to the excess of interest received on the installment note over the interest paid on the Senior Secured Notes. The Company's interest is recorded at fair value and is included in "Other Assets" in the Consolidated Balance Sheets.
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
Assets measured at fair value on a recurring basis are summarized below:

Asset	Carrying Value at March 31, 2013	Level 2	Carrying Value at December 31, 2012	Level 2
Investment in special-purpose entity	$2,666	$2,666	$2,671	$2,671
The fair value of the investment in the special-purpose entity is determined by summing the discounted value of future principal and interest payments Rayonier will receive from the special-purpose entity. The interest rate of a similar instrument is used to determine the discounted value of the payments.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.	GUARANTEES
 The Company provides financial guarantees as required by creditors, insurance programs, and state and foreign governmental agencies. As of March 31, 2013, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$18,205	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	7,231	1,388
Total financial commitments	$27,690	$16,431

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2013 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At March 31, 2013, the Company has a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates between 2013 and 2014 and are expected to be renewed as required.

11.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations follows:

	March 31,	December 31,
	2013	2012
Balance, beginning of period	$81,695	$90,824
Expenditures charged to liabilities	(1,631)	(9,926)
Increase to liabilities	133	797
Balance, end of period	80,197	81,695
Less: Current portion	(8,398)	(8,105)
Non-current portion	$71,799	$73,590
The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of March 31, 2013, this amount could range up to $29 million, allocable over several of the applicable sites, and arises from uncertainty over the availability, feasibility or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
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

12.	CONTINGENCIES
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
The net pension and postretirement benefit costs that have been recognized during the stated periods are shown in the following tables:

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$2,419	$1,940	$249	$210
Interest cost	4,834	3,989	240	223
Expected return on plan assets	(7,424)	(5,879)	—	—
Amortization of prior service cost	388	302	6	6
Amortization of losses	5,727	4,056	218	144
Net periodic benefit cost	$5,944	$4,408	$713	$583

In 2013, the Company has no mandatory pension contribution requirements, but may make discretionary contributions.

14.	DEBT
The warrants sold in conjunction with the issuance of the 3.75% Senior Exchangeable Notes due 2012 began maturing on January 15, 2013 and continued to mature through March 27, 2013. As of March 31, 2013, 7,984,078 of the 8,313,511 warrants have settled, resulting in the issuance of 2,036,976 Rayonier common shares. The remaining warrants settled through April 2, 2013 and an additional 97,918 common shares were issued.
As of December 31, 2012, the $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending March 31, 2013. Per the indenture, in order for the notes to become exchangeable, the Company's stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. During the quarter ended March 31, 2013, the note holders did not elect to exercise the exchange option. Based upon the average stock price for the 30 trading days ended March 31, 2013, these notes again became exchangeable at the option of the holder for the calendar quarter ending June 30, 2013. The entire balance of the notes remained classified as long-term debt at March 31, 2013 due to the ability and intent of the Company to refinance them on a long-term basis.
During first quarter 2013, the Company made net repayments of $70 million on its $450 million unsecured revolving credit facility. The Company had $242 million of available borrowings under this facility at March 31, 2013.
There were no other significant changes to the Company's outstanding debt as reported in Note 11 — Debt of the Company's 2012 Annual Report on Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss was comprised of the following:

	Foreign currency translation gains	New Zealand joint venture cash flow hedges (a)	Unrecognized components of employee benefit plans, net of tax (b)	Total
Balance as of December 31, 2012	$38,829	$(3,628)	$(144,580)	$(109,379)
Other comprehensive income before reclassifications	975	554	530	2,059
Amounts reclassified from accumulated other comprehensive income	—	—	4,439	4,439
Net other comprehensive income	975	554	4,969	6,498
Ending balance	$39,804	$(3,074)	$(139,611)	$(102,881)

(a)
Rayonier records its proportionate share of the JV’s cash flow hedges as increases or decreases to "Investment in Joint Venture" with corresponding adjustments to "Accumulated other comprehensive loss" in the Company’s Consolidated Balance Sheets.

(b)	See Note 13 — Employee Benefit Plans for additional information.

16.	OTHER OPERATING INCOME (EXPENSE), NET
Other operating income (expense), net was comprised of the following:

	Three Months Ended March 31,
	2013	2012
Lease income, primarily from hunting leases	$2,462	$2,385
Other non-timber income	474	842
Foreign currency loss	(184)	(865)
Loss on sale or disposal of property, plant & equipment	(429)	(1,021)
Gain on foreign currency forward contracts	1,881	—
Miscellaneous expense, net	(701)	(202)
Total	$3,503	$1,139

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.	CONSOLIDATING FINANCIAL STATEMENTS
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
In August 2009 TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes are guaranteed by Rayonier Inc. as the Parent Guarantor and Rayonier Operating Company LLC ("ROC") as the Subsidiary Guarantor. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$393,719	$—	$393,719
Costs and Expenses
Cost of sales	—	—	—	266,018	—	266,018
Selling and general expenses	—	2,401	—	13,698	—	16,099
Other operating (income) expense, net	(1,881)	523	—	(2,145)	—	(3,503)
	(1,881)	2,924	—	277,571	—	278,614
Equity in income of New Zealand joint venture	—	—	—	258	—	258
OPERATING INCOME (LOSS)	1,881	(2,924)	—	116,406	—	115,363
Interest (expense) income	(3,275)	(252)	(6,618)	2,428	—	(7,717)
Interest and miscellaneous income (expense), net	2,419	529	(751)	(2,140)	—	57
Equity in income from subsidiaries	146,710	148,765	123,469	—	(418,944)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	147,735	146,118	116,100	116,694	(418,944)	107,703
Income tax benefit (expense)	—	592	2,690	(7,727)	—	(4,445)
INCOME FROM CONTINUING OPERATIONS	147,735	146,710	118,790	108,967	(418,944)	103,258
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	44,477	—	44,477
NET INCOME	147,735	146,710	118,790	153,444	(418,944)	147,735
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	975	975	240	975	(2,190)	975
New Zealand joint venture cash flow hedges	554	554	—	554	(1,108)	554
Gain from pension and postretirement plans, net of income tax	4,969	4,969	4,012	—	(8,981)	4,969
Total other comprehensive income	6,498	6,498	4,252	1,529	(12,279)	6,498
COMPREHENSIVE INCOME	$154,233	$153,208	$123,042	$154,973	$(431,223)	$154,233

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$336,571	$—	$336,571
Costs and Expenses
Cost of sales	—	—	—	235,708	—	235,708
Selling and general expenses	—	3,311	—	15,954	—	19,265
Other operating expense (income), net	—	121	—	(1,260)	—	(1,139)
	—	3,432	—	250,402	—	253,834
Equity in income of New Zealand joint venture	—	—	—	13	—	13
OPERATING (LOSS) INCOME	—	(3,432)	—	86,182	—	82,750
Interest expense	(1,249)	(238)	(10,226)	(112)	—	(11,825)
Interest and miscellaneous income (expense), net	1,912	1,327	(1,208)	(2,054)	—	(23)
Equity in income from subsidiaries	52,774	55,446	45,745	—	(153,965)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	53,437	53,103	34,311	84,016	(153,965)	70,902
Income tax (expense) benefit	—	(329)	4,174	(22,148)	—	(18,303)
INCOME FROM CONTINUING OPERATIONS	53,437	52,774	38,485	61,868	(153,965)	52,599
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	838	—	838
NET INCOME	53,437	52,774	38,485	62,706	(153,965)	53,437
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	5,825	5,825	(102)	5,825	(11,548)	5,825
New Zealand joint venture cash flow hedges	1,205	1,205	—	1,205	(2,410)	1,205
Gain from pension and postretirement plans, net of income tax	3,140	3,140	2,380	2,380	(7,900)	3,140
Total other comprehensive income	10,170	10,170	2,278	9,410	(21,858)	10,170
COMPREHENSIVE INCOME	$63,607	$62,944	$40,763	$72,116	$(175,823)	$63,607

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,978	$20,930	$31,749	$61,360	$—	$266,017
Accounts receivable, less allowance for doubtful accounts	27	7	478	105,181	—	105,693
Inventory	—	—	—	113,643	—	113,643
Deferred tax assets	—	—	—	66,509	—	66,509
Prepaid and other current assets	—	3,618	629	34,649	—	38,896
Total current assets	152,005	24,555	32,856	381,342	—	590,758
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	1,565,782	—	1,565,782
NET PROPERTY, PLANT AND EQUIPMENT	—	2,315	—	757,923	—	760,238
INVESTMENT IN JOINT VENTURE	—	—	—	73,830	—	73,830
INVESTMENT IN SUBSIDIARIES	1,599,115	1,827,667	1,486,647	—	(4,913,429)	—
INTERCOMPANY NOTES RECEIVABLE	215,140	—	20,021	—	(235,161)	—
OTHER ASSETS	4,042	28,086	4,826	174,723	—	211,677
TOTAL ASSETS	$1,970,302	$1,882,623	$1,544,350	$2,953,600	$(5,148,590)	$3,202,285
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,463	$222	$106,808	$—	$108,493
Current maturities of long-term debt	50,000	—	—	—	—	50,000
Accrued taxes	—	14	—	30,045	—	30,059
Accrued payroll and benefits	—	8,578	—	9,893	—	18,471
Accrued interest	6,112	484	3,695	909	—	11,200
Accrued customer incentives	—	—	—	8,936	—	8,936
Other current liabilities	—	3,245	—	21,923	—	25,168
Current liabilities for dispositions and discontinued operations	—	—	—	8,398	—	8,398
Total current liabilities	56,112	13,784	3,917	186,912	—	260,725
LONG-TERM DEBT	375,000	—	698,916	76,555	—	1,150,471
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	71,799	—	71,799
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	129,743	—	29,086	—	158,829
OTHER NON-CURRENT LIABILITIES	—	14,007	—	7,264	—	21,271
INTERCOMPANY PAYABLE	—	125,974	—	168,076	(294,050)	—
TOTAL SHAREHOLDERS’ EQUITY	1,539,190	1,599,115	841,517	2,413,908	(4,854,540)	1,539,190
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,970,302	$1,882,623	$1,544,350	$2,953,600	$(5,148,590)	$3,202,285

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$252,888	$3,966	$19,358	$4,384	$—	$280,596
Accounts receivable, less allowance for doubtful accounts	—	386	—	99,973	—	100,359
Inventory	—	—	—	127,966	—	127,966
Deferred tax assets	—	—	—	15,845	—	15,845
Prepaid and other current assets	—	1,566	691	39,251	—	41,508
Total current assets	252,888	5,918	20,049	287,419	—	566,274
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	1,573,309	—	1,573,309
NET PROPERTY, PLANT AND EQUIPMENT	—	2,321	—	704,717	—	707,038
INVESTMENT IN JOINT VENTURE	—	—	—	72,419	—	72,419
INVESTMENT IN SUBSIDIARIES	1,445,205	1,677,782	1,452,027	—	(4,575,014)	—
INTERCOMPANY NOTES RECEIVABLE	213,863	14,000	19,831	—	(247,694)	—
OTHER ASSETS	4,148	27,779	5,182	166,802	—	203,911
TOTAL ASSETS	$1,916,104	$1,727,800	$1,497,089	$2,804,666	$(4,822,708)	$3,122,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$2,099	$33	$68,249	$—	$70,381
Current maturities of long-term debt	150,000	—	—	—	—	150,000
Accrued taxes	—	485	—	13,339	—	13,824
Accrued payroll and benefits	—	15,044	—	13,024	—	28,068
Accrued interest	3,100	379	3,197	1,280	—	7,956
Accrued customer incentives	—	—	—	10,849	—	10,849
Other current liabilities	—	2,925	—	15,715	—	18,640
Current liabilities for dispositions and discontinued operations	—	—	—	8,105	—	8,105
Total current liabilities	153,100	20,932	3,230	130,561	—	307,823
LONG-TERM DEBT	325,000	—	718,321	76,731	—	1,120,052
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	73,590	—	73,590
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	129,156	—	30,426	—	159,582
OTHER NON-CURRENT LIABILITIES	—	16,432	—	7,468	—	23,900
INTERCOMPANY PAYABLE	—	116,075	—	137,797	(253,872)	—
TOTAL SHAREHOLDERS’ EQUITY	1,438,004	1,445,205	775,538	2,348,093	(4,568,836)	1,438,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,916,104	$1,727,800	$1,497,089	$2,804,666	$(4,822,708)	$3,122,951

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$13,984	$22,259	$—	$58,980	$(5,563)	$89,660
INVESTING ACTIVITIES
Capital expenditures	—	(89)	—	(32,575)	—	(32,664)
Purchase of timberlands	—	—	—	(1,560)	—	(1,560)
Jesup mill cellulose specialties expansion	—	—	—	(36,734)	—	(36,734)
Proceeds from the disposition of Wood Products business	—	—	—	83,741	—	83,741
Change in restricted cash	—	—	—	9,908	—	9,908
Investment in Subsidiaries	—	—	32,391	—	(32,391)	—
Other	—	—	—	1,790	—	1,790
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(89)	32,391	24,570	(32,391)	24,481
FINANCING ACTIVITIES
Issuance of debt	100,000	—	—	—	—	100,000
Repayment of debt	(150,000)	—	(20,000)	—	—	(170,000)
Dividends paid	(57,744)	—	—	—	—	(57,744)
Proceeds from the issuance of common shares	4,091	—	—	—	—	4,091
Excess tax benefits on stock-based compensation	—	—	—	6,191	—	6,191
Repurchase of common shares	(11,241)	—	—	—	—	(11,241)
Intercompany distributions	—	(5,206)	—	(32,748)	37,954	—
CASH USED FOR FINANCING ACTIVITIES	(114,894)	(5,206)	(20,000)	(26,557)	37,954	(128,703)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(17)	—	(17)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(100,910)	16,964	12,391	56,976	—	(14,579)
Balance, beginning of year	252,888	3,966	19,358	4,384	—	280,596
Balance, end of period	$151,978	$20,930	$31,749	$61,360	$—	$266,017

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(14,838)	$33,980	$12,000	$105,616	$(25,404)	$111,354
INVESTING ACTIVITIES
Capital expenditures	—	(55)	—	(42,024)	—	(42,079)
Purchase of timberlands	—	—	—	(8,689)	—	(8,689)
Jesup mill cellulose specialties expansion	—	—	—	(26,026)	—	(26,026)
Change in restricted cash	—	—	—	(5,609)	—	(5,609)
Investment in Subsidiaries	—	—	774	—	(774)	—
Other	—	(69)	—	8,805	—	8,736
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(124)	774	(73,543)	(774)	(73,667)
FINANCING ACTIVITIES
Issuance of debt	325,000	—	—	15,000	—	340,000
Repayment of debt	(120,000)	(30,000)	—	(15,000)	—	(165,000)
Dividends paid	(49,249)	—	—	—	—	(49,249)
Proceeds from the issuance of common shares	2,061	—	—	—	—	2,061
Excess tax benefits on stock-based compensation	—	—	—	3,946	—	3,946
Debt issuance costs	(3,565)	—	—	—	—	(3,565)
Repurchase of common shares	(7,783)	—	—	—	—	(7,783)
Intercompany distributions	—	14,838	(12,000)	(29,016)	26,178	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	146,464	(15,162)	(12,000)	(25,070)	26,178	120,410
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(125)	—	(125)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	131,626	18,694	774	6,878	—	157,972
Balance, beginning of year	—	8,977	59,976	9,650	—	78,603
Balance, end of period	$131,626	$27,671	$60,750	$16,528	$—	$236,575

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022. The notes are fully and unconditionally guaranteed by ROC and Rayonier TRS Holdings Inc. In connection with these notes, the Company provides the following consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$393,719	$—	$393,719
Costs and Expenses
Cost of sales	—	—	266,018	—	266,018
Selling and general expenses	—	2,401	13,698	—	16,099
Other operating (income) expense, net	(1,881)	523	(2,145)	—	(3,503)
	(1,881)	2,924	277,571	—	278,614
Equity in income of New Zealand joint venture	—	—	258	—	258
OPERATING INCOME (LOSS)	1,881	(2,924)	116,406	—	115,363
Interest (expense) benefit	(3,275)	(6,870)	2,428	—	(7,717)
Interest and miscellaneous income (expense), net	2,419	(222)	(2,140)	—	57
Equity in income from subsidiaries	146,710	153,444	—	(300,154)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	147,735	143,428	116,694	(300,154)	107,703
Income tax expense (benefit)	—	3,282	(7,727)	—	(4,445)
INCOME FROM CONTINUING OPERATIONS	147,735	146,710	108,967	(300,154)	103,258
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	44,477	—	44,477
NET INCOME	147,735	146,710	153,444	(300,154)	147,735
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	975	975	975	(1,950)	975
New Zealand joint venture cash flow hedges	554	554	554	(1,108)	554
Gain from pension and postretirement plans, net of income tax	4,969	4,969	—	(4,969)	4,969
Total other comprehensive income	6,498	6,498	1,529	(8,027)	6,498
COMPREHENSIVE INCOME	$154,233	$153,208	$154,973	$(308,181)	$154,233

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$336,571	$—	$336,571
Costs and Expenses
Cost of sales	—	—	235,708	—	235,708
Selling and general expenses	—	3,311	15,954	—	19,265
Other operating expense (income), net	—	121	(1,260)	—	(1,139)
	—	3,432	250,402	—	253,834
Equity in income of New Zealand joint venture	—	—	13	—	13
OPERATING (EXPENSE) INCOME	—	(3,432)	86,182	—	82,750
Interest expense	(1,249)	(10,464)	(112)	—	(11,825)
Interest and miscellaneous income (expense), net	1,912	119	(2,054)	—	(23)
Equity in income from subsidiaries	52,774	62,706	—	(115,480)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	53,437	48,929	84,016	(115,480)	70,902
Income tax benefit (expense)	—	3,845	(22,148)	—	(18,303)
INCOME FROM CONTINUING OPERATIONS	53,437	52,774	61,868	(115,480)	52,599
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	838	—	838
NET INCOME	53,437	52,774	62,706	(115,480)	53,437
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	5,825	5,825	5,825	(11,650)	5,825
New Zealand joint venture cash flow hedges	1,205	1,205	1,205	(2,410)	1,205
Gain from pension and postretirement plans, net of income tax	3,140	3,140	2,380	(5,520)	3,140
Total other comprehensive income	10,170	10,170	9,410	(19,580)	10,170
COMPREHENSIVE INCOME	$63,607	$62,944	$72,116	$(135,060)	$63,607

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,978	$52,679	$61,360	$—	$266,017
Accounts receivable, less allowance for doubtful accounts	27	485	105,181	—	105,693
Inventory	—	—	113,643	—	113,643
Deferred tax asset	—	—	66,509	—	66,509
Prepaid and other current assets	—	4,247	34,649	—	38,896
Total current assets	152,005	57,411	381,342	—	590,758
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	1,565,782	—	1,565,782
NET PROPERTY, PLANT AND EQUIPMENT	—	2,315	757,923	—	760,238
INVESTMENT IN JOINT VENTURE	—	—	73,830	—	73,830
INVESTMENT IN SUBSIDIARIES	1,599,115	2,472,796	—	(4,071,911)	—
INTERCOMPANY NOTES RECEIVABLE	215,140	20,021	—	(235,161)	—
OTHER ASSETS	4,042	32,912	174,723	—	211,677
TOTAL ASSETS	$1,970,302	$2,585,455	$2,953,600	$(4,307,072)	$3,202,285
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,685	$106,808	$—	$108,493
Current maturities of long-term debt	50,000	—	—	—	50,000
Accrued taxes	—	14	30,045	—	30,059
Accrued payroll and benefits	—	8,578	9,893	—	18,471
Accrued interest	6,112	4,179	909	—	11,200
Accrued customer incentives	—	—	8,936	—	8,936
Other current liabilities	—	3,245	21,923	—	25,168
Current liabilities for dispositions and discontinued operations	—	—	8,398	—	8,398
Total current liabilities	56,112	17,701	186,912	—	260,725
LONG-TERM DEBT	375,000	698,916	76,555	—	1,150,471
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	71,799	—	71,799
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	129,743	29,086	—	158,829
OTHER NON-CURRENT LIABILITIES	—	14,007	7,264	—	21,271
INTERCOMPANY PAYABLE	—	125,973	168,076	(294,049)	—
TOTAL SHAREHOLDERS’ EQUITY	1,539,190	1,599,115	2,413,908	(4,013,023)	1,539,190
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,970,302	$2,585,455	$2,953,600	$(4,307,072)	$3,202,285

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$252,888	$23,324	$4,384	$—	$280,596
Accounts receivable, less allowance for doubtful accounts	—	386	99,973	—	100,359
Inventory	—	—	127,966	—	127,966
Deferred tax assets	—	—	15,845	—	15,845
Prepaid and other current assets	—	2,257	39,251	—	41,508
Total current assets	252,888	25,967	287,419	—	566,274
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	1,573,309	—	1,573,309
NET PROPERTY, PLANT AND EQUIPMENT	—	2,321	704,717	—	707,038
INVESTMENT IN JOINT VENTURE	—	—	72,419	—	72,419
INVESTMENT IN SUBSIDIARIES	1,445,205	2,354,270	—	(3,799,475)	—
INTERCOMPANY NOTES RECEIVABLE	213,863	33,831	—	(247,694)	—
OTHER ASSETS	4,148	32,961	166,802	—	203,911
TOTAL ASSETS	$1,916,104	$2,449,350	$2,804,666	$(4,047,169)	$3,122,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$2,132	$68,249	$—	$70,381
Current maturities of long-term debt	150,000	—	—	—	150,000
Accrued taxes	—	485	13,339	—	13,824
Accrued payroll and benefits	—	15,044	13,024	—	28,068
Accrued interest	3,100	3,576	1,280	—	7,956
Accrued customer incentives	—	—	10,849	—	10,849
Other current liabilities	—	2,925	15,715	—	18,640
Current liabilities for dispositions and discontinued operations	—	—	8,105	—	8,105
Total current liabilities	153,100	24,162	130,561	—	307,823
LONG-TERM DEBT	325,000	718,321	76,731	—	1,120,052
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	73,590	—	73,590
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	129,156	30,426	—	159,582
OTHER NON-CURRENT LIABILITIES	—	16,432	7,468	—	23,900
INTERCOMPANY PAYABLE	—	116,074	137,797	(253,871)	—
TOTAL SHAREHOLDERS’ EQUITY	1,438,004	1,445,205	2,348,093	(3,793,298)	1,438,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,916,104	$2,449,350	$2,804,666	$(4,047,169)	$3,122,951

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$13,984	$22,259	$58,980	$(5,563)	$89,660
INVESTING ACTIVITIES
Capital expenditures	—	(89)	(32,575)	—	(32,664)
Purchase of timberlands	—	—	(1,560)	—	(1,560)
Jesup mill cellulose specialties expansion	—	—	(36,734)	—	(36,734)
Proceeds from the disposition of Wood Products business	—	—	83,741	—	83,741
Change in restricted cash	—	—	9,908	—	9,908
Investment in Subsidiaries	—	32,391	—	(32,391)	—
Other	—	—	1,790	—	1,790
CASH PROVIDED BY INVESTING ACTIVITIES	—	32,302	24,570	(32,391)	24,481
FINANCING ACTIVITIES
Issuance of debt	100,000	—	—	—	100,000
Repayment of debt	(150,000)	(20,000)	—	—	(170,000)
Dividends paid	(57,744)	—	—	—	(57,744)
Proceeds from the issuance of common shares	4,091	—	—	—	4,091
Excess tax benefits on stock-based compensation	—	—	6,191	—	6,191
Repurchase of common shares	(11,241)	—	—	—	(11,241)
Intercompany distributions	—	(5,206)	(32,748)	37,954	—
CASH USED FOR FINANCING ACTIVITIES	(114,894)	(25,206)	(26,557)	37,954	(128,703)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(17)	—	(17)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(100,910)	29,355	56,976	—	(14,579)
Balance, beginning of year	252,888	23,324	4,384	—	280,596
Balance, end of period	$151,978	$52,679	$61,360	$—	$266,017

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(14,838)	$33,980	$105,616	$(13,404)	$111,354
INVESTING ACTIVITIES
Capital expenditures	—	(55)	(42,024)	—	(42,079)
Purchase of timberlands	—	—	(8,689)	—	(8,689)
Jesup mill cellulose specialties expansion	—	—	(26,026)	—	(26,026)
Change in restricted cash	—	—	(5,609)	—	(5,609)
Investment in Subsidiaries	—	774	—	(774)	—
Other	—	(69)	8,805	—	8,736
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	650	(73,543)	(774)	(73,667)
FINANCING ACTIVITIES
Issuance of debt	325,000	—	15,000	—	340,000
Repayment of debt	(120,000)	(30,000)	(15,000)	—	(165,000)
Dividends paid	(49,249)	—	—	—	(49,249)
Proceeds from the issuance of common shares	2,061	—	—	—	2,061
Excess tax benefits on stock-based compensation	—	—	3,946	—	3,946
Debt issuance costs	(3,565)	—	—	—	(3,565)
Repurchase of common shares	(7,783)	—	—	—	(7,783)
Intercompany distributions	—	14,838	(29,016)	14,178	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	146,464	(15,162)	(25,070)	14,178	120,410
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(125)	—	(125)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	131,626	19,468	6,878	—	157,972
Balance, beginning of year	—	68,953	9,650	—	78,603
Balance, end of period	$131,626	$88,421	$16,528	$—	$236,575

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
When we refer to "we," "us," "our," "the Company," or "Rayonier," we mean Rayonier Inc. and its consolidated subsidiaries. References herein to "Notes to Financial Statements" refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.
The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with the 2012 Annual Report on Form 10-K.
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier's future financial and operational performance, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "should," "expect," "estimate," "believe," "anticipate" and other similar language. Forward-looking statements are not guarantees of future performance and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2012 Annual Report on Form 10-K, among others, could cause actual results to differ materially from those expressed in forward-looking statements that are made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report on Form 10-K.
Segments
We are a leading international forest products company primarily engaged in timberland management, the sale of real estate, and the production and sale of high-value specialty cellulose fibers and fluff pulp. We operate in three reportable business segments: Forest Resources, Real Estate and Performance Fibers. Prior to the first quarter of 2013, the Company operated in four reportable business segments, which included Wood Products. In March 2013, the Company sold its Wood Products business and its operations are shown as discontinued operations for all periods presented. See Note 2 — Sale of Wood Products Business for additional information.
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
We evaluate financial performance based on the operating income of the segments. Operating income, as presented in the Consolidated Statements of Income and Comprehensive Income, is equal to segment income (loss). Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains (losses) from certain asset dispositions, interest income (expense), miscellaneous income (expense) and income tax (expense) benefit, are not considered by management to be part of segment operations.

Results of Operations

	Three Months Ended March 31,
Financial Information (in millions)	2013	2012
Sales
Forest Resources
Atlantic	$17	$15
Gulf States	12	10
Northern	25	24
New Zealand	3	3
Total Forest Resources	57	52
Real Estate
Development	1	—
Rural	3	11
Non-Strategic Timberlands	20	1
Total Real Estate	24	12
Performance Fibers
Cellulose specialties	247	212
Absorbent materials	37	39
Total Performance Fibers	284	251
Other Operations	29	22
Total Sales	$394	$337

Operating Income (Loss)
Forest Resources	$13	$8
Real Estate	17	6
Performance Fibers	92	81
Other Operations	—	(1)
Corporate and other	(7)	(11)
Operating Income	115	83
Interest Expense, Interest Income and Other	(8)	(12)
Income Tax Expense	(4)	(19)
Income from Continuing Operations	$103	$52
Discontinued Operations, Net	45	1
Net Income	$148	$53

Diluted Earnings Per Share
Continuing Operations	$0.79	$0.41
Discontinued Operations	0.34	0.01
Net Income	$1.13	$0.42

FOREST RESOURCES

Sales (in millions)	2012	Changes Attributable to:		2013
Three Months Ended March 31,		Price	Volume/ Mix/Other
Atlantic	$15	$1	$1	$17
Gulf States	10	1	1	12
Northern	24	2	(1)	25
New Zealand	3	—	—	3
Total Sales	$52	$4	$1	$57

Operating Income (in millions)	2012	Changes Attributable to:			2013
Three Months Ended March 31,		Price	Volume/ Mix	Cost/Other
Atlantic	$3	$1	$1	$—	$5
Gulf States	1	1	—	—	2
Northern	4	2	1	(2)	5
New Zealand/Other	—	—	—	1	1
Total Operating Income	$8	$4	$2	$(1)	$13

In the Atlantic and Gulf regions, both sales and operating income increased for the three months ended March 31, 2013 over the prior year period as prices increased due to improved demand and a shift in sales volume from pulpwood to sawtimber. In addition, volumes in the Atlantic region were accelerated into the first quarter as additional tracts were made available to capture favorable prices.
In the Northern region, improved domestic and export demand led to a 12 percent increase in Northwest stumpage prices over the prior year period. Operating income also improved significantly for the three months ended March 31, 2013 over the prior year period as higher prices and volumes more than offset increased logging costs.
The New Zealand sales represent timberland management fees for services provided to our New Zealand joint venture ("JV") in which we owned 26 percent as of March 31, 2013. The operating income primarily represents equity earnings related to the JV's timber activities. In April 2013, we acquired an additional 39 percent ownership interest in the New Zealand JV for about $140 million. As a 65 percent owner, we will be required to consolidate 100 percent of the JV's results of operations and record the non-controlling partner's 35 percent interest, beginning in the second quarter.
REAL ESTATE
Our real estate holdings are primarily in the southeastern U.S. We segregate these real estate holdings into three groups: development HBU, rural HBU and non-strategic timberlands. Our strategy is to extract maximum value from our HBU properties while selling non-strategic holdings to allow reinvestment in more strategic properties.

Sales (in millions)	2012	Changes Attributable to:		2013
Three Months Ended March 31,		Price	Volume/Mix
Development	$—	$1	$—	$1
Rural	11	—	(8)	3
Non-Strategic Timberlands	1	9	10	20
Total Sales	$12	$10	$2	$24

Operating Income (in millions)	2012	Changes Attributable to:		2013
Three Months Ended March 31,		Price	Volume/Mix
Total Operating Income	$6	$10	$1	$17

First quarter 2013 sales and operating income both increased over the prior year period due to higher non-strategic timberland prices and volumes, which included a 5,400 acre sale at $3,673 per acre. Favorable non-strategic timberland results were partially offset by a decline in rural volumes, as the prior year period included two large sales totaling 3,900 acres.
PERFORMANCE FIBERS

Sales (in millions)	2012	Changes Attributable to:		2013
Three Months Ended March 31,		Price	Volume/ Mix
Cellulose specialties	$212	$9	$26	$247
Absorbent materials	39	(6)	4	37
Total Sales	$251	$3	$30	$284

Cellulose specialties sales improved in first quarter 2013 versus the prior year period as volumes increased 12 percent due to the timing of customer orders and prices increased four percent. Absorbent materials sales decreased compared to the prior year period due to a 12 percent decline in price resulting from weaker market conditions. The impact of lower absorbent materials prices was partially offset by a nine percent increase in volumes.

Operating Income (in millions)	2012	Changes Attributable to:			2013
Three Months Ended March 31,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$81	$3	$10	$(2)	$92

Operating income improved by 14 percent for the three months ended March 31, 2013 over the prior year period as higher cellulose specialties prices and volumes more than offset weaker absorbent materials prices and increased wood costs.

We are on schedule to complete the Jesup mill cellulose specialties expansion project ("CSE") in mid-2013 at a cost range of $375 million to $390 million. As a result, 2013 will be a transition year for our Performance Fibers business as we will be exiting the commodity absorbent materials business and moving to producing only cellulose specialties. Upon completion of the CSE, we plan to initially produce commodity viscose as we commence customer qualifications for cellulose specialties from the converted line. As we complete customer qualifications and transition from producing commodity viscose to cellulose specialties, phased-in production of cellulose specialties from the CSE is expected to be 5,000 to 20,000 tons in 2013, approximately 100,000 tons in 2014, and reach the full production rate of 190,000 tons of new capacity in late 2015. As production of cellulose specialties increases, we anticipate total sales and operating income to increase as higher prices received on the additional cellulose specialties volumes more than offset expected cost increases of approximately 11 percent for 2013 and the net 70,000 metric ton reduction in overall production capacity. For the quarter ended March 31, 2013, our cellulose specialties average sales price of $1,874 per metric ton was $1,230 above our absorbent materials average sales price per metric ton. We expect our costs to increase during the CSE phase-in due to start-up and higher conversion costs and depreciation expense.
OTHER OPERATIONS
Sales from our New Zealand log trading business increased $7 million for the three months ended March 31, 2013 over the prior year period while operating income improved $1 million due to increased Asian demand. Operating results also benefited from foreign currency gains.
Corporate and Other Expense/Eliminations
Corporate and other expenses for first quarter 2013 decreased from the prior year period primarily due to lower stock-based compensation and foreign currency forward contract gains.
Interest Expense/Income and Income Tax Expense
Interest and other expenses were $4 million below the three months ended March 31, 2012 due to lower borrowing rates and higher capitalized interest related to the CSE project.
The first quarter 2013 effective tax rate from continuing operations before discrete items was 23.4 percent compared to 26.5 percent in the prior year period. The lower tax rate was due to proportionately higher earnings from REIT operations in 2013. Including discrete items, primarily the $19 million benefit from the Alternative Fuel Mixture Credit ("AFMC") exchange for the Cellulosic Biofuel Producer Credit ("CBPC") in first quarter, the effective tax rate was 4.1 percent versus 25.8 percent in first quarter 2012. See Note 4 —  Income Taxes for additional information.

Outlook
In Forest Resources, the early stages of an improving housing market are being reflected in increasing sawlog demand and prices, and Asian export markets have strengthened. In Real Estate, we are encouraged by higher demand for our non-strategic properties and increased interest in our development properties. In this transition year for Performance Fibers, cellulose specialties markets continue to be strong.
We expect 2013 earnings from continuing operations to be weighted more heavily toward the first half of the year with the benefit of the tax credits recognized in the first quarter and the impact of the CSE project phase-in on the second half. Overall, excluding the results of the Wood Products business and gain on sale, we continue to expect 2013 operating income and EPS to be slightly above 2012.
Our full year 2013 financial guidance is subject to a number of variables and uncertainties, including those discussed under Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements of this Form 10-Q and Item 1A — Risk Factors in our 2012 Annual Report on Form 10-K.
Employee Relations
On June 30, 2012, collective bargaining agreements covering approximately 700 hourly employees at our Jesup mill expired. Negotiations were successfully concluded on March 28, 2013, and the unions ratified a new agreement on April 12, 2013 that will expire on June 30, 2017. See Item 1 — Business and Item 1A — Risk Factors in our 2012 Annual Report on Form 10-K for additional information on employee relations.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality in working capital needs and long-term debt has been used to fund major acquisitions and strategic projects.
Summary of Liquidity and Financing Commitments (in millions of dollars)

	March 31,	December 31,
	2013	2012
Cash and cash equivalents (a)	$266	$281
Total debt	1,200	1,270
Shareholders’ equity	1,539	1,438
Total capitalization (total debt plus equity)	2,739	2,708
Debt to capital ratio	44%	47%
(a) Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31:

	2013	2012
Cash provided by (used for):
Operating activities	$90	$111
Investing activities	24	(74)
Financing activities	(129)	120
Cash Provided by Operating Activities
Cash provided by operating activities decreased primarily due to the Company's election to pay $70 million to exchange the AFMC for the CBPC. This resulted in a $19 million discrete tax benefit in the current quarter reflecting reduced future tax payments of $89 million, including approximately $60 million realized during the remainder of 2013 and $29 million in the first half of 2014. Excluding this item, operating cash inflows increased $49 million, primarily due to stronger operating results.

Cash Provided by (Used for) Investing Activities
Cash provided by investing activities increased mainly due to the receipt of $84 million from the sale of our Wood Products business, lower capital expenditures and strategic timberland acquisitions and a change in restricted cash due to the timing of like-kind exchanges. Partially offsetting these results was an $11 million increase in spending on the CSE.
Cash (Used for) Provided by Financing Activities
Cash used for financing activities increased primarily due to net repayments of $70 million in first quarter 2013 versus net borrowings of $175 million in the prior year period. In addition, dividend payments were higher due to the rate increase effective in third quarter 2012.

Expected 2013 Expenditures
Capital expenditures in 2013 are forecasted between $150 million and $160 million, excluding strategic timberland acquisitions and the CSE. We spent $37 million in the first quarter of 2013 on the CSE and expect total 2013 CSE spending to range between $130 million and $145 million. Annual dividend payments are expected to increase from $207 million in 2012 to $224 million in 2013 assuming no change in the quarterly dividend rate of $0.44 per share.
We have no mandatory pension contributions in 2013 but may make discretionary contributions. Cash payments for income taxes in 2013 are anticipated to be between $75 million and $80 million, excluding taxes related to the gain on the Wood Products sale. Expenditures for environmental costs related to our dispositions and discontinued operations are expected to be $8 million. See Note 11 — Liabilities for Dispositions and Discontinued Operations for further information.

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
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Net Income to EBITDA Reconciliation
Net Income	$148	$53
Interest, net	8	12
Income tax expense, continuing operations	4	18
Income tax expense, discontinued operations	22	1
Depreciation, depletion and amortization	36	30
Depreciation, depletion and amortization from discontinued operations	1	1
EBITDA	$219	$115

EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended March 31,
	2013	2012
EBITDA by Segment
Forest Resources	$30	$25
Real Estate	21	8
Performance Fibers	107	92
Other Operations	—	(1)
Corporate and other (a)	61	(9)
EBITDA	$219	$115
(a) First quarter 2013 results includes a $64 million gain on the sale of Wood Products.
For the three months ended March 31, 2013, EBITDA was higher than the prior year period primarily due to higher operating results.
The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Performance Fibers	Other Operations	Corporate and Other	Total
Three Months Ended March 31, 2013
Operating Income	$13	$17	$92	$—	$(7)	$115
Add: Depreciation, depletion and amortization	17	4	15	—	—	36
Add: Income from discontinued operations	—	—	—	—	67	67
Add: Depreciation, depletion and amortization from discontinued operations	—	—	—	—	1	1
EBITDA	$30	$21	$107	$—	$61	$219

Three Months Ended March 31, 2012
Operating Income(Loss)	$8	$6	$81	$(1)	$(11)	$83
Add: Depreciation, depletion and amortization	17	2	11	—	—	30
Add: Income from discontinued operations	—	—	—	—	1	1
Add: Depreciation, depletion and amortization from discontinued operations	—	—	—	—	1	1
EBITDA	$25	$8	$92	$(1)	$(9)	$115
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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$90	$111
Capital expenditures (a)	(33)	(42)
Change in committed cash	1	5
Excess tax benefits on stock-based compensation	6	4
Other	3	9
CAD	67	87
Mandatory debt repayments	—	—
Adjusted CAD	$67	$87

Cash provided by (used for) investing activities	$24	$(74)
Cash (used for) provided by financing activities	$(129)	$120
(a) Capital expenditures exclude strategic capital. Strategic capital totaled $58 million for the CSE and $2 million for timberland acquisitions for the three months ended March 31, 2013. Strategic capital totaled $41 million for the CSE and $9 million for timberland acquisitions for the three months ended March 31, 2012.
Adjusted CAD was lower in 2013 primarily due to a $70 million tax payment to exchange AFMC for CBPC, partially offset by higher operating results. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
During first quarter 2013, we made net repayments of $70 million on our $450 million unsecured revolving credit facility. The Company had $242 million of available borrowings under this facility at March 31, 2013.
As of December 31, 2012, our $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending March 31, 2013. Per the indenture, in order for the notes to become exchangeable, the Company's stock price must exceed 130 percent of the exchange price for 20 trading days in a period of 30 consecutive trading days as of the last day of the quarter. During the quarter ended March 31, 2013, the note holders did not elect to exercise the exchange option. These notes are also exchangeable in the second quarter based upon the average stock price for the 30 trading days ending March 31, 2013. If the note holders exercise their options prior to June 30, 2013, the Company intends to repay the principal of the notes by accessing its revolving credit facility. Any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier.
In connection with our installment note, term credit agreement and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, ratios based on consolidated funded debt compared to consolidated net worth, ratios of subsidiary debt to consolidated net tangible assets and ratios of cash flows to fixed charges. At March 31, 2013, we are in compliance with all of these covenants.
In addition to these financial covenants, the installment note, mortgage note, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes to the Contractual Financial Obligations table as presented in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K. See Note 10 — Guarantees for details on the letters of credit, surety bonds and guarantees as of March 31, 2013.

Sales Volumes by Segment:

	Three Months Ended March 31,
	2013	2012
Forest Resources — in thousands of short green tons
Atlantic	868	737
Gulf States	410	442
Northern	455	441
Total	1,733	1,620
Real Estate — in acres
Development	86	20
Rural	1,175	5,452
Non-Strategic Timberlands	5,575	238
Total	6,836	5,710
Performance Fibers
Sales volume — in thousands of metric tons
Cellulose specialties	132	117
Absorbent materials	56	51
Total	188	168

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Other Economic Risks
Our exposures to market risk have not changed materially since December 31, 2012. For quantitative and qualitative disclosures about market risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk in our 2012 Annual Report on Form 10-K.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2013.
In the quarter ended March 31, 2013, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On February 6, 2013, China's Ministry of Commerce (MOFCOM) notified the Company and a number of other parties that it had commenced an anti-dumping investigation into imports of dissolving, cotton and bamboo pulp into China from the U.S., Canada and Brazil. The notice published by MOFCOM indicates the investigation was initiated based on a petition filed by a number of primarily commodity viscose pulp manufacturers in China. Nonetheless, as currently scoped by MOFCOM, the investigation includes all dissolving pulp, including the Company's high alpha (high purity) cellulose specialties pulps.
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
The Company is cooperating with this investigation. While no assurances can be given, it is not expected that this matter will have a material adverse effect on the business or financial condition of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	209,743	$53.58	—	3,555,844
February 1 to February 29	—	—	—	3,555,844
March 1 to March 31	—	$—	—	3,555,844
Total	209,743		—	3,555,844

(1)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of performance and restricted shares under the Rayonier Incentive Stock Plan.
See Item 5 — Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our 2012 Annual Report on Form 10-K for additional information regarding our Common Share repurchase program.

Item 6.    Exhibits

31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a) / 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in Extensible Business Reporting Language ("XBRL"), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2013 and 2012; (ii) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (iii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012; and (iv) the Notes to Condensed Consolidated Financial Statements

Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Date: April 26, 2013