Form 10-Q
period 2013-06-30
RAYONIER INC
filed 2013-07-26
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
YES ☐        NO  ☒

As of July 18, 2013, there were outstanding 126,119,760 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
SALES	$409,077	$348,096	$802,796	$684,667
Costs and Expenses
Cost of sales	297,698	243,571	563,716	479,279
Selling and general expenses	16,929	15,892	33,028	35,157
Other operating expense (income), net	291	(5,295)	(3,212)	(6,433)
	314,918	254,168	593,532	508,003
Equity in income of New Zealand joint venture	304	170	562	184
OPERATING INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	94,463	94,098	209,826	176,848
Gain related to consolidation of New Zealand joint venture (Note 6)	16,098	—	16,098	—
OPERATING INCOME	110,561	94,098	225,924	176,848
Interest expense	(10,019)	(16,056)	(17,736)	(27,880)
Interest and miscellaneous income, net	2,598	84	2,656	60
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	103,140	78,126	210,844	149,028
Income tax expense	(15,249)	(12,035)	(19,695)	(30,338)
INCOME FROM CONTINUING OPERATIONS	87,891	66,091	191,149	118,690
DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax expense of $0, $1,505, $22,273 and $1,927	—	2,988	44,477	3,825
NET INCOME	87,891	69,079	235,626	122,515
Net income attributable to noncontrolling interest	727	—	727	—
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	87,164	69,079	234,899	122,515
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(28,201)	(8,081)	(27,226)	(2,255)
New Zealand joint venture cash flow hedges	222	(1,998)	775	(793)
Amortization of pension and postretirement plans, net of income tax expense of $1,620, $1,482, $3,824 and $2,850	3,717	3,401	8,687	6,541
Total other comprehensive (loss) income	(24,262)	(6,678)	(17,764)	3,493
COMPREHENSIVE INCOME	63,629	62,401	217,862	126,008
Comprehensive loss attributable to noncontrolling interest	(9,505)	—	(9,505)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$73,134	$62,401	$227,367	$126,008
EARNINGS PER COMMON SHARE (Note 3)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.69	$0.54	$1.52	$0.97
Discontinued Operations	—	0.02	0.36	0.03
Net Income	$0.69	$0.56	$1.88	$1.00
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.67	$0.52	$1.46	$0.93
Discontinued Operations	—	0.02	0.34	0.03
Net Income	$0.67	$0.54	$1.80	$0.96

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$343,581	$280,596
Accounts receivable, less allowance for doubtful accounts of $685 and $417	116,538	100,359
Inventory
Finished goods	79,121	103,568
Work in progress	3,047	4,446
Raw materials	14,620	17,602
Manufacturing and maintenance supplies	2,303	2,350
Total inventory	99,091	127,966
Deferred tax assets	55,563	15,845
Prepaid and other current assets	67,444	41,508
Total current assets	682,217	566,274
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,080,611	1,573,309
PROPERTY, PLANT AND EQUIPMENT
Land	22,996	27,383
Buildings	166,578	147,445
Machinery and equipment	1,644,945	1,444,012
Construction in progress	123,621	268,459
Total property, plant and equipment, gross	1,958,140	1,887,299
Less — accumulated depreciation	(1,105,708)	(1,180,261)
Total property, plant and equipment, net	852,432	707,038
INVESTMENT IN JOINT VENTURE (Note 6)	—	72,419
OTHER ASSETS	212,791	203,911
TOTAL ASSETS	$3,828,051	$3,122,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$133,255	$70,381
Current maturities of long-term debt	75,463	150,000
Accrued taxes	20,158	13,824
Accrued payroll and benefits	20,489	28,068
Accrued interest	9,835	7,956
Accrued customer incentives	10,743	10,849
Other current liabilities	51,842	18,640
Current liabilities for dispositions and discontinued operations (Note 13)	8,686	8,105
Total current liabilities	330,471	307,823
LONG-TERM DEBT	1,591,834	1,120,052
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 13)	69,442	73,590
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 15)	158,594	159,582
OTHER NON-CURRENT LIABILITIES	27,590	23,900
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 14)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 126,119,760 and 123,332,444 shares issued and outstanding	679,803	670,749
Retained earnings	1,000,647	876,634
Accumulated other comprehensive loss	(116,911)	(109,379)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,563,539	1,438,004
Noncontrolling interest	86,581	—
TOTAL SHAREHOLDERS’ EQUITY	1,650,120	1,438,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,828,051	$3,122,951

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$235,626	$122,515
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	79,659	64,592
Non-cash cost of real estate sold	2,593	2,401
Stock-based incentive compensation expense	6,226	9,460
Amortization of debt discount/premium	837	3,863
Deferred income taxes	38,107	(15,044)
Tax benefit of AFMC for CBPC exchange	(18,761)	—
Amortization of losses from pension and postretirement plans	11,617	9,391
Gain on sale of discontinued operations, net	(42,670)	—
Gain related to consolidation of New Zealand joint venture	(16,098)	—
Other	(8,936)	(586)
Changes in operating assets and liabilities:
Receivables	(11,782)	(13,773)
Inventories	27,325	7,096
Accounts payable	19,535	(9,518)
Income tax receivable/payable	(5,626)	31,758
All other operating activities	(7,654)	1,524
Payment to exchange AFMC for CBPC	(70,311)	—
Expenditures for dispositions and discontinued operations	(4,015)	(4,803)
CASH PROVIDED BY OPERATING ACTIVITIES	235,672	208,876
INVESTING ACTIVITIES
Capital expenditures	(94,126)	(76,246)
Purchase of additional interest in New Zealand joint venture	(139,879)	—
Purchase of timberlands	(10,447)	(8,687)
Jesup mill cellulose specialties expansion (gross purchases of $114,449 and $72,662, net of purchases on account of $14,264 and $8,664)	(100,185)	(63,998)
Proceeds from disposition of Wood Products business, net of income tax payments of $11,137	72,953	—
Change in restricted cash	7,603	(14,427)
Other	20,076	(704)
CASH USED FOR INVESTING ACTIVITIES	(244,005)	(164,062)
FINANCING ACTIVITIES
Issuance of debt	455,000	355,000
Repayment of debt	(273,087)	(188,110)
Dividends paid	(113,222)	(98,201)
Proceeds from the issuance of common shares	6,643	3,980
Excess tax benefits on stock-based compensation	7,399	4,234
Debt issuance costs	—	(3,653)
Repurchase of common shares	(11,241)	(7,783)
CASH PROVIDED BY FINANCING ACTIVITIES	71,492	65,467
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(174)	219
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	62,985	110,500
Balance, beginning of year	280,596	78,603
Balance, end of period	$343,581	$189,103
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$16,754	$10,936
Income taxes	$84,508	$10,989
Non-cash investing activity:
Capital assets purchased on account	$59,729	$30,175
Non-cash financing activity:
Shareholder debt assumed in acquisition of New Zealand joint venture	$125,532	$—
Conversion of shareholder debt to equity noncontrolling interest	$(95,961)	$—

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.
Reclassifications
Certain 2012 amounts have been reclassified to agree with the current year presentation. See Note 2 — Sale of Wood Products Business for information regarding reclassifications for discontinued operations.
New Accounting Standards
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires enhanced disclosures about assets and liabilities that are subject to a master netting agreement or when the right of offset exists. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This pronouncement limits the scope of ASU No. 2011-1. The standards’ disclosure requirements are retrospective and were effective beginning in first quarter 2013. See Note 9 — Derivative Financial Instruments and Hedging Activities for the disclosures required under this guidance.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. See Note 17 — Accumulated Other Comprehensive Loss for the disclosures required under this guidance.
In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard requires a parent entity to release a related foreign entity’s cumulative translation adjustment into net income only if its sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The cumulative translation adjustment should be released into net income if the transaction results in the loss of a controlling financial interest in a foreign entity or results in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. ASU No. 2013-05 will be effective for first quarter 2014. The Company does not expect that the adoption of this standard will have a material impact on the consolidated financial statements.
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and two subsequent events were identified that warranted disclosure. On July 19, 2013, the Board of Directors approved an increase in the quarterly dividend per share from $0.44 per share to $0.49 per share effective for the third quarter 2013 distribution. Additionally, the New Zealand JV negotiated an amendment to its debt facility, as discussed in Note 16 — Debt.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.	SALE OF WOOD PRODUCTS BUSINESS
On March 1, 2013, Rayonier completed the sale of its Wood Products business (consisting of three lumber mills in Baxley, Swainsboro and Eatonton, Georgia) to International Forest Products Limited (“Interfor”) for $80 million plus a working capital adjustment. The sale is consistent with the Company’s strategic plan to fully position its manufacturing operations in the specialty chemicals sector. Rayonier will not have significant continuing involvement in the operations of the Wood Products business. Accordingly, the operating results of the Wood Products business, formerly reported as a separate operating segment, are classified as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for all periods presented. Certain administrative and general costs historically allocated to the Wood Products segment, which will remain with the Company after the sale, are reported in continuing operations.

Rayonier recognized an after-tax gain of $42.7 million on the sale. The gain is included in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2013.

The following table summarizes the operating results of the Company’s discontinued operations and the related gain for the three and six months ended June 30, 2013 and 2012, as presented in “Income from discontinued operations, net” in the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$—	$23,830	$16,968	$43,039
Cost of sales and other	—	(19,337)	(14,258)	(37,287)
Gain on sale of discontinued operations	—	—	64,040	—
Income from discontinued operations before income taxes	—	4,493	66,750	5,752
Income tax expense	—	(1,505)	(22,273)	(1,927)
Income from discontinued operations, net	$—	$2,988	$44,477	$3,825

The sale did not meet the “held for sale” criteria prior to the period it was completed. The major classes of Wood Products assets and liabilities included in the sale were as follows:

March 1, 2013
Accounts receivable, net	$4,127
Inventory	4,270
Prepaid and other current assets	2,053
Property, plant and equipment, net	9,990
Total assets	$20,440

Total liabilities	$596

Cash flows from discontinued operations are immaterial both individually and in the aggregate. As such, they are included with cash flows from continuing operations in the Consolidated Statements of Cash Flows.
Pursuant to the purchase and sale agreement, Rayonier will provide Interfor with saw timber procurement services for the three lumber mills through December 31, 2013. Rayonier also contracted with Interfor to purchase wood chips produced at the lumber mills for use at Rayonier’s Jesup mill and market other wood chips produced by the mills to third parties on Interfor’s behalf. The Company will purchase 100 percent of the Baxley mill chips for five years and 25 percent of the Swainsboro mill chips through 2013. The purchase price of these chips will be based on the average price paid by the Company to unrelated third parties.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Prior to the Wood Products sale, saw timber procurement services for and wood chip purchases from the lumber mills were intercompany transactions eliminated in consolidation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Wood chip purchases	$—	$3,003	$1,650	$6,237
Saw timber procurement services	—	287	223	574
Total intercompany	$—	$3,290	$1,873	$6,811

3.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$87,891	$66,091	$191,149	$118,690
Income from continuing operations attributable to noncontrolling interest	727	—	727	—
Income from continuing operations attributable to Rayonier Inc.	$87,164	$66,091	$190,422	$118,690

Income from discontinued operations attributable to Rayonier Inc.	$—	$2,988	$44,477	$3,825

Net income attributable to Rayonier Inc.	$87,164	$69,079	$234,899	$122,515

Shares used for determining basic earnings per common share	126,027,297	122,455,464	125,257,876	122,403,388
Dilutive effect of:
Stock options	504,321	669,298	519,014	692,622
Performance and restricted shares	386,228	726,368	384,910	727,968
Assumed conversion of Senior Exchangeable Notes (a)	2,217,058	2,669,808	2,173,658	2,830,382
Assumed conversion of warrants (a) (b)	1,632,345	890,189	2,250,361	1,077,217
Shares used for determining diluted earnings per common share	130,767,249	127,411,127	130,585,819	127,731,577
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.69	$0.54	$1.52	$0.97
Discontinued operations	—	0.02	0.36	0.03
Net income	$0.69	$0.56	$1.88	$1.00
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.67	$0.52	$1.46	$0.93
Discontinued operations	—	0.02	0.34	0.03
Net income	$0.67	$0.54	$1.80	$0.96

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	199,245	318,666	207,097	326,777
Assumed conversion of exchangeable note hedges (a)	2,217,058	2,669,808	2,173,658	2,830,382
Total	2,416,303	2,988,474	2,380,755	3,157,159
(a) The Senior Exchangeable Notes due 2012 (the “2012 Notes”) matured in October 2012; however, no additional shares were issued due to offsetting exchangeable note hedges. Similarly, Rayonier will not issue additional shares upon maturity of the Senior Exchangeable Notes due 2015 (the “2015 Notes”) due to offsetting hedges. Accounting Standards Codification 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed conversion of the hedges is excluded since they are anti-dilutive. As such, the dilutive effect of the assumed conversion of the 2012 Notes was only included for the three and six months ended June 30, 2012, while the effect of the 2015 Notes was included for all periods presented.
The warrants sold in conjunction with the 2012 Notes began maturing on January 15, 2013 and matured ratably through March 27, 2013. As a result, 2,037,303 shares were issued through the end of the first quarter and 97,918 shares were issued in the first week of April. The dilutive impact of these warrants was calculated based on the length of time they were outstanding before settlement. Rayonier will distribute additional shares upon maturity of the warrants for the 2015 Notes if the stock price exceeds $39.35 per share. For information on the potential dilutive impact of the Senior Exchangeable Notes, warrants and exchangeable note hedges, see Note 11 — Debt in the 2012 Annual Report on Form 10-K and Note 16 — Debt of this Form 10-Q.
(b) The higher shares used for the assumed conversion of the warrants were primarily due to an increase in the average stock price from $43.74 for the three months ended June 30, 2012 to $57.15 for the three months ended June 30, 2013 and from $44.40 for the six months ended June 30, 2012 to $56.34 for the six months ended June 30, 2013. The impact of the higher stock price was partially offset by a decrease in dilutive shares due to the maturity of the warrants on the Notes due 2012.

4.	INCOME TAXES
Rayonier is a real estate investment trust (“REIT”). In general, only its taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualified activities, and foreign operations are subject to corporate income taxes. However, the Company was subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2010. In 2011, the law provided a built-in-gains tax holiday. In 2013, the law provided a built-in gains tax holiday for 2012 (retroactive) and 2013. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on taxable REIT subsidiaries’ income and foreign operations.
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
In the first quarter of 2013 and the second quarter of 2012, management approved the exchange of approximately 120 million and 60 million gallons respectively, of black liquor previously claimed for the AFMC for the CBPC. As a result, the Company recorded a $19 million tax benefit in first quarter 2013. The second quarter 2012 impact of the exchange was a $9.1 million tax benefit partially offset by a $3.4 million interest expense accrual. The IRS later released guidance stating interest payments are not required for AFMC funds exchanged for the CBPC, based upon the manner of the Company's original claim. As such, Rayonier subsequently reversed the interest expense in third quarter 2012. For additional information on the AFMC and CBPC, see Note 8 — Income Taxes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Provision for Income Taxes from Continuing Operations
The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT. The Company’s effective tax rate in 2013 was lower than 2012 primarily due to recording the additional AFMC exchange, the federal research and experimentation tax credit and a $4.9 million benefit associated with the completion of an

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

internal transfer of properties.
The table below reconciles the U.S. statutory rate to the Company’s effective tax rate for each period presented (in millions of dollars):

	Three Months Ended June 30,
	2013		2012
Income tax expense at federal statutory rate	$36	35.0%	$27	35.0%
REIT income not subject to tax	(15)	(14.3)	(6)	(8.7)
Income tax expense before discrete items	21	20.7%	21	26.3%
Exchange of AFMC for CBPC	—	—	(9)	(10.9)
Other	(6)	(5.9)	—	—
Income tax expense as reported	$15	14.8%	$12	15.4%

	Six Months Ended June 30,
	2013		2012
Income tax expense at federal statutory rate	$74	35.0%	$52	35.0%
REIT income not subject to tax	(26)	(12.4)	(12)	(8.1)
Other	(2)	(0.7)	(1)	(0.5)
Income tax expense before discrete items	46	21.9%	39	26.4%
Exchange of AFMC for CBPC	(19)	(8.9)	(9)	(6.0)
Gain related to consolidation of New Zealand joint venture	(5)	(2.7)	—	—
Other	(2)	(1.0)	—	—
Income tax expense as reported	$20	9.3%	$30	20.4%
Provision for Income Taxes from Discontinued Operations
In the first quarter, Rayonier completed the sale of its Wood Products business for $80 million plus a working capital adjustment. For the six months ended June 30, 2013 and 2012, income tax expense related to discontinued operations was $22.3 million ($21.4 million from the gain on sale) and $1.9 million, respectively. For the three months ended June 30, 2012, income tax related to discontinued operations was $1.5 million. See Note 2 — Sale of Wood Products Business for additional information.

5.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of June 30, 2013 and December 31, 2012, the Company had $3.0 million and $10.6 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

6.	JOINT VENTURE INVESTMENT
On April 4, 2013 (the “acquisition date”), the Company acquired an additional 39 percent ownership interest in Matariki Forestry Group, a joint venture (“JV”) that owns or leases approximately 0.3 million acres of New Zealand timberlands. As a result of the acquisition, Rayonier is a 65 percent owner of the JV and 100 percent of the results of its operations subsequent to April 4, 2013 have been included in the Company’s consolidated financial statements, along with 100 percent of the JV’s assets and liabilities at June 30, 2013. The portions of the consolidated financial position and results of operations attributable to the JV’s 35 percent noncontrolling interest are also shown separately. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., continues to serve as the manager of the JV forests and operates a log trading business.
The purchase price of the additional interest in the JV was $139.9 million, which included $3.3 million of contingent consideration and was financed through our term credit agreement. As the purchase price was in New Zealand dollars, the Company

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

purchased foreign currency forward contracts to mitigate foreign currency risk on the purchase price. As a result, the Company recorded a benefit of $1.7 million and received that amount upon maturity of the contracts on April 2, 2013.
The contingent consideration arrangement required the Company to pay an additional consideration to the JV’s selling (former) shareholders equal to a multiple of the increase in log prices for a six month period beginning in November 2012. We estimated the fair value of the contingent consideration arrangement at the acquisition date to be $3.3 million. Fair value was determined using an average of the cost and freight (CFR) selling price of China A-grade 3.8 meter logs. As of June 30, 2013, the contingent consideration had been determined and paid in the amount of $3.3 million.
Prior to the acquisition date, the Company accounted for its 26 percent interest in the JV as an equity method investment. The additional 39 percent interest acquired resulted in the Company obtaining a controlling financial interest in the JV and accordingly, the purchase was accounted for as a step-acquisition. Upon consolidation, the Company recognized a $10.1 million deferred gain, which resulted from the original sale of its New Zealand operations to the joint venture in 2005 and a $6 million benefit due to the required fair market value remeasurement of the Company’s equity interest in the JV held before the purchase of the additional interest. Both gains are included in the line item “Gain related to consolidation of New Zealand joint venture” in the Consolidated Statements of Income and Comprehensive Income. The acquisition-date fair value of the previous equity interest was $93.3 million.
We have applied estimates and judgments in order to determine the fair value of assets acquired and liabilities assumed at the acquisition date. In determining fair value we utilized valuation methodologies including discounted cash flow analysis. The assumptions made in performing these valuations include assumptions as to discount rates, foreign exchange rates, and commodity prices. Any significant change in key assumptions may cause the acquisition accounting to be revised.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

April 4, 2013
Accounts receivable, net	$9,777
Inventory	2,465
Other current assets	6,767
Timber and timberlands, net	545,287
Other assets	25,436
Total identifiable assets acquired	589,732
Accounts payable	11,679
Current maturities of long-term debt	3,843
Accrued interest	2,038
Other current liabilities	3,624
Long-term debt (third party)	196,319
Long-term debt (shareholders) (a)	125,532
Other non-current liabilities	13,565
Total liabilities assumed	356,600
Net identifiable assets	233,132
Less: Fair value of equity method investment	(93,253)
Purchase price	$139,879
(a) Long-term debt included $125.5 million of shareholder loans payable to the noncontrolling interest by the JV. Subsequent to the acquisition date, $96.0 million of the noncontrolling interest’s shareholder loans were converted to preferred equity.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Company’s operating results for the three and six months ended June 30, 2013 reflect 26 percent of the JV’s income prior to the acquisition date, as reported in “Equity in income of New Zealand joint venture” in the Consolidated Statements of Income and Comprehensive Income. The amounts of revenue and earnings of the JV included in the Company’s Consolidated Statements of Income and Comprehensive Income from the acquisition date to the period ended June 30, 2013 are as follows:

Revenue and earnings from April 4, 2013 to June 30, 2013
Sales	$47,426
Net Income	2,076
The following represents the pro forma consolidated sales and net income as if the JV had been included in the consolidated results of the Company for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$409,077	$399,228	$837,322	$778,810
Net Income	$87,891	$67,376	$233,867	$118,730

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the six months ended June 30, 2013 and the year ended December 31, 2012 is shown below (share amounts not in thousands):

	Rayonier Inc. Shareholders
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2011	122,035,177	$630,286	$806,235	$(113,448)	$—	$1,323,073
Net income	—	—	278,685	—	—	278,685
Dividends ($1.68 per share)	—	—	(208,286)	—	—	(208,286)
Issuance of shares under incentive stock plans	1,467,024	25,495	—	—	—	25,495
Stock-based compensation	—	15,116	—	—	—	15,116
Excess tax benefit on stock-based compensation	—	7,635	—	—	—	7,635
Repurchase of common shares	(169,757)	(7,783)	—	—	—	(7,783)
Net loss from pension and postretirement plans	—	—	—	(496)	—	(496)
Foreign currency translation adjustment	—	—	—	4,352	—	4,352
Joint venture cash flow hedges	—	—	—	213	—	213
Balance, December 31, 2012	123,332,444	$670,749	$876,634	$(109,379)	$—	$1,438,004
Acquisition of noncontrolling interest	—	—	—	—	96,086	96,086
Net income	—	—	234,899	—	727	235,626
Dividends ($0.88 per share)	—	—	(110,886)	—	—	(110,886)
Issuance of shares under incentive stock plans	861,838	6,643	—	—	—	6,643
Stock-based compensation	—	6,253	—	—	—	6,253
Excess tax benefit on stock-based compensation	—	7,399	—	—	—	7,399
Repurchase of common shares	(209,743)	(11,241)	—	—	—	(11,241)
Settlement of warrants (Note 16)	2,135,221	—	—	—	—	—
Amortization of pension and postretirement plans	—	—	—	8,687	—	8,687
Foreign currency translation adjustment	—	—	—	(17,650)	(9,576)	(27,226)
Joint venture cash flow hedges	—	—	—	1,431	(656)	775
Balance, June 30, 2013	126,119,760	$679,803	$1,000,647	$(116,911)	$86,581	$1,650,120

8.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in three reportable business segments: Forest Resources, Real Estate and Performance Fibers. Prior to the first quarter of 2013, the Company operated in four reportable business segments, which included Wood Products. In March 2013, the Company sold its Wood Products business and its operations are shown as discontinued operations for all periods presented. See Note 2 — Sale of Wood Products Business for additional information. On April 4, 2013, Rayonier acquired an additional 39 percent interest in the JV, bringing its total ownership to 65 percent. As a result, the JV’s results of operations have been consolidated and included within the Forest Resources segment since April 4, when the Company acquired control of the entity. Accordingly, the JV’s assets and liabilities are fully consolidated at June 30, 2013. See Note 6 — Joint Venture Investment for further information regarding the Company’s joint venture.
Forest Resources sales include all activities related to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. The Company’s remaining operations include harvesting and selling timber acquired

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

from third parties (log trading). These operations are reported in “Other Operations.” Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.
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
Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	June 30,	December 31,
ASSETS	2013	2012
Forest Resources	$2,275,145	$1,690,030
Real Estate	85,018	112,647
Performance Fibers	1,067,673	902,309
Wood Products (a)	—	18,454
Other Operations	31,045	23,296
Corporate and other	369,170	376,215
Total	$3,828,051	$3,122,951

(a)	The Company sold its Wood Products segment during the first quarter of 2013. See Note 2 — Sale of Wood Products Business for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2013	2012	2013	2012
Forest Resources	$109,060	$52,663	$166,162	$104,858
Real Estate	13,376	11,680	37,673	24,326
Performance Fibers	253,025	254,509	537,213	505,364
Other Operations	33,872	29,268	62,099	50,409
Intersegment Eliminations (b)	(256)	(24)	(351)	(290)
Total	$409,077	$348,096	$802,796	$684,667

(b)	Intersegment eliminations primarily reflect sales from our Forest Resources segment to our Performance Fibers segment.

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME(LOSS)	2013	2012	2013	2012
Forest Resources	$20,890	$8,249	$34,145	$16,254
Real Estate	6,105	5,999	22,947	12,477
Performance Fibers	79,081	83,727	170,751	164,357
Other Operations	1,779	1,148	1,944	218
Corporate and other (c)	2,706	(5,025)	(3,863)	(16,458)
Total	$110,561	$94,098	$225,924	$176,848

(c)	The three and six months ended June 30, 2013 includes a $16.1 million gain related to the consolidation of the New Zealand JV. See Note 6 — Joint Venture Investment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2013	2012	2013	2012
Forest Resources	$27,291	$17,066	$43,735	$33,900
Real Estate	2,469	1,600	6,646	3,445
Performance Fibers	13,649	15,139	28,802	26,500
Corporate and other	258	374	476	747
Total	$43,667	$34,179	$79,659	$64,592

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market risk related to potential fluctuations in foreign currency exchange rates, interest rates and fuel prices. The Company’s New Zealand JV uses derivative financial instruments to mitigate the financial impact of exposure to these risks.
Accounting for derivative financial instruments is governed by ASC Topic 815, “Derivatives and Hedging,” (“ASC 815”). In accordance with ASC 815, the Company records its derivatives instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings when the hedged transaction materializes. The ineffective portion of any hedge as well as changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings.
Foreign Currency Exchange and Option Contracts
The functional currency of the Company’s New Zealand-based operations and JV is the New Zealand dollar. These operations are exposed to foreign currency risk on export sales and ocean freight payments which are predominately denominated in US dollars. The Company typically hedges at least 70 percent of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases and 50 percent of the forward twelve months.
The fair value of foreign currency exchange contracts is determined by a mark to market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate.The fair value of foreign currency option contracts is based on a mark to market calculation using the Black Scholes option pricing model.
Interest Rate Swaps
The Company uses interest rate swaps to manage the JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. By converting a portion of these borrowings from floating rates to fixed rates the Company has reduced the impact of interest rate changes on its expected future cash outflows. As of June 30, 2013, the Company’s interest rate contracts had maturity dates through January 2020.
Fuel Hedge Contracts
The Company uses fuel swap contracts to manage its JV’s exposure to changes in New Zealand’s domestic diesel prices. The fuel swaps are quoted by domestic banks in New Zealand dollar price terms. As of June 30, 2013 all of the contracts had maturities of less than one year. The fair value of the fuel swap contracts is determined by a mark to market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table demonstrates the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the second quarter and six months ended June 30, 2013:

		June 30, 2013
	Income Statement Location	Three Months Ended	Six Months Ended
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income/(loss) (a)	$(1,509)	$(1,509)
Foreign currency option contracts	Other comprehensive income/(loss) (a)	(363)	(363)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating (expense) income	(456)	1,426
Foreign currency option contracts	Other operating (expense) income	(1,491)	(1,491)
Interest rate swaps	Interest and other miscellaneous income	2,650	2,650
Fuel hedges	Cost of sales - benefit	148	148

(a)	See Note 17 — Accumulated Other Comprehensive Loss.
During the next 12 months, the amount of the June 30, 2013 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $1.9 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheet at June 30, 2013:

June 30, 2013
Notional Amount (a)
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	19,000
Foreign currency option contracts	26,000

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	7,020
Foreign currency option contracts	30,000
Interest rate swaps	172,497
Fuel contracts	40
(a) All notional amounts are stated in dollars except fuel contracts which are denominated in thousands of barrels.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheet at June 30, 2013:

	June 30, 2013
	Location on Balance Sheet	Fair Value Assets (Liabilities) (a)
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current liabilities	(891)
Foreign currency option contracts	Other current liabilities	(363)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other current liabilities	(174)
Foreign currency option contracts	Other current liabilities	(352)
Interest rate swaps	Other current liabilities	(2,843)
	Other non-current liabilities	(6,443)
Fuel contracts	Other assets	69

Total derivative contracts:
Other assets		69
Total derivative assets		$69

Other current liabilities		(4,623)
Other non-current liabilities		(6,443)
Total derivative liabilities		$(11,066)

(a)	See Note 10 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.

Offsetting Derivatives
Derivative financial instruments are presented at their gross fair values in the Consolidated Balance Sheets. The Company’s derivative financial instruments are not subject to master netting arrangements which would allow the right of offset.

10.	FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The Accounting Standards Codification established a three-level hierarchy that prioritizes the inputs used to measure fair value as follows:
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy of financial instruments held by the Company at June 30, 2013 and December 31, 2012, using market information and what management believes to be appropriate valuation methodologies under generally accepted accounting principles:

	June 30, 2013			December 31, 2012
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$343,581	$343,581	$—	$280,596	$280,596	$—
Restricted cash (a)	2,956	2,956	—	10,559	10,559	—
Current maturities of long-term debt	(75,463)	—	(75,463)	(150,000)	—	(150,000)
Long-term debt	(1,591,834)	—	(1,718,249)	(1,120,052)	—	(1,250,341)
Interest rate swaps (b)	(9,286)	—	(9,286)	—	—	—
Foreign currency exchange contracts (b)	(1,065)	—	(1,065)	—	—	—
Foreign currency option contracts (b)	(716)	—	(716)	—	—	—
Fuel contracts (b)	69	—	69	—	—	—

(a)	Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

(b)	See Note 9 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
Rayonier uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents and Restricted cash — The carrying amount is equal to fair market value.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities. The variable rate debt adjusts with changes in the market rate, therefore the carrying value approximates fair value.
Interest rate swap agreements — The fair value of interest rate contracts is determined by discounting the expected future cash flows, for each instrument, at prevailing interest rates.
Foreign currency exchange contracts — The fair value of foreign currency exchange contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate.
Foreign currency option contracts — The fair value of foreign currency options contracts is based on a mark-to-market calculation using the Black-Scholes option pricing model.
Fuel contracts — The fair value of diesel fuel contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of June 30, 2013, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$18,205	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	7,231	1,360
Total financial commitments	$27,690	$16,403

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2013 and 2014 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At June 30, 2013, the Company has a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates between 2013 and 2014 and are expected to be renewed as required.

12.	COMMITMENTS
As disclosed in the Company’s Annual Report on Form 10-K, Rayonier leases certain buildings, machinery and equipment under various operating leases. The Company’s commitments have not materially changed since December 31, 2012 except as related to the acquisition of a controlling interest in the New Zealand joint venture. The following table shows the increase in the Company’s commitments, as of June 30, 2013, as a result of the JV acquisition:

	Forestry Rights (a)	Forest Leases (b)
Remaining 2013	$884	$541
2014	1,528	1,075
2015	1,528	1,075
2016	1,528	1,075
2017	1,528	1,075
Thereafter	39,757	53,889
	$46,753	$58,730
(a) Forestry rights grant access to the leased land for the purpose of harvesting. The majority of the JV’s forestry rights terminate with the harvest of the land’s existing crop and require the land to be left in the cut condition upon termination.
(b) Forest leases have an average term between 30 and 99 years. Annual rent is indexed to the Consumer Price Index or current market values. A number of these leases require the land to be returned in a fully stocked condition (replanted).
The JV has a number of Crown Forest Licenses (“CFL”) with the New Zealand government. The leases extend indefinitely and may only be terminated upon a 35 year termination notice from the government. If no termination notice is given, the leases renew automatically each year for a one year term. As of June 30, 2013, the JV has three CFL’s under termination notice, with one terminating in 2034 and the remaining two expiring in 2062. The annual license fee is determined based on current market value, with three yearly rent reviews. The total annual license fee on the CFL’s is $2.7 million per year.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations follows:

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$81,695	$90,824
Expenditures charged to liabilities	(4,015)	(9,926)
Increase to liabilities	448	797
Balance, end of period	78,128	81,695
Less: Current portion	(8,686)	(8,105)
Non-current portion	$69,442	$73,590
The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of June 30, 2013, this amount could range up to $29 million, attributable to several of the applicable sites, and arises from uncertainty over the availability, feasibility and effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies, potential changes in applicable law and regulations, and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
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

14.	CONTINGENCIES
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

15.	EMPLOYEE BENEFIT PLANS
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
The net pension and postretirement benefit costs that have been recognized during the stated periods are shown in the following tables:

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$2,011	$2,102	$249	$227
Interest cost	3,953	4,321	240	242
Expected return on plan assets	(5,966)	(6,369)	—	—
Amortization of prior service cost	322	327	6	6
Amortization of losses	4,791	4,394	218	156
Net periodic benefit cost	$5,111	$4,775	$713	$631

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$4,430	$4,042	$498	$437
Interest cost	8,787	8,309	480	465
Expected return on plan assets	(13,390)	(12,248)	—	—
Amortization of prior service cost	710	629	13	12
Amortization of losses	10,516	8,451	436	299
Net periodic benefit cost	$11,053	$9,183	$1,427	$1,213

In 2013, the Company has no mandatory pension contribution requirements, but may make discretionary contributions.

16.	DEBT
The warrants sold in conjunction with the issuance of the 3.75% Senior Exchangeable Notes due 2012 began maturing on January 15, 2013 and continued to mature through March 27, 2013. As of June 30, 2013, all of the 8,313,511 warrants have settled, resulting in the issuance of 2,135,221 Rayonier common shares.
As of March 31, 2013, the $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending June 30, 2013. Per the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. During the three months ended June 30, 2013, the note holders did not elect to exercise the exchange option. Based upon the average stock price for the 30 trading days ended June 30, 2013, these notes again became exchangeable at the option of the holder for the calendar quarter ending September 30, 2013. The entire balance of the notes remained classified as long-term debt at June 30, 2013 due to the ability and intent of the Company to refinance them on a long-term basis.
During the six months ended June 30, 2013, the Company made net repayments of $15 million on its $450 million unsecured revolving credit facility. The Company had $187 million of available borrowings under this facility at June 30, 2013. The Company also borrowed an additional $200 million on the term credit agreement during the second quarter of 2013 for general corporate purposes. Additional draws totaling $140 million remain available on the term credit agreement.
Joint Venture Debt
On April 4, 2013, Rayonier acquired an additional 39 percent interest in its New Zealand JV, bringing its total ownership to 65 percent and as a result, the JV’s debt was consolidated effective on that date. See Note 6 — Joint Venture Investment for further information.
The JV’s debt consisted of the following at June 30, 2013:

June 30, 2013
Senior Secured Facilities Agreement
Revolving Credit Facility due 2014 at variable interest rate of 3.61%	$123,488
Revolving Credit Facility due 2016 at variable interest rate of 3.76%	57,885
Working Capital Facility due 2013 at variable interest rate of 3.94%	463

Noncontrolling interest shareholder loan at a 0% interest rate	29,571

Total debt	211,407
Less: Current maturities of long-term debt	(463)
Long-term debt	$210,944

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Senior Secured Facilities Agreement
The New Zealand JV is party to a $199 million variable rate Senior Secured Facilities Agreement, comprised of two tranches of revolving credit facilities and a working capital facility. Although the maximum amounts available under the agreement are denominated in New Zealand dollars, advances are also available in U.S. dollars. This agreement is secured by a Security Trust Deed that provides recourse only to the JV’s assets; there is no recourse to Rayonier Inc. or any of its subsidiaries.
Revolving Credit Facilities
As of June 30, 2013 the Senior Secured Facilities Agreement had $123 million outstanding on Tranche A at 3.61 percent due September 2014 and $58 million outstanding on Tranche B at 3.76 percent due September 2016. The interest rates for both tranches are indexed to the 90 day New Zealand bank bill rate and are generally repriced at quarterly intervals. The margin on the index rate fluctuates based on the interest coverage ratio. The JV manages these rates through interest rate swaps, as discussed at Note 9 — Derivative Financial Instruments and Hedging Activities.
Working Capital Facility
The $18 million Working Capital Facility is available for short-term operating cash flow needs of the New Zealand JV. This facility holds a variable interest rate indexed to the Official Cash Rate set by the Reserve Bank of New Zealand. The margin ranges from 1.17 percent to 1.44 percent based on the interest coverage ratio and the length of time each borrowing is outstanding. At June 30, 2013, $0.5 million is outstanding at 3.94 percent and due September 2013.
Shareholder Loan
The shareholder loan is an interest-free loan from the noncontrolling JV interest in the amount of $30 million. This loan represents part of the noncontrolling party’s investment in the JV. The loan is secured by timberlands owned by the JV and is subordinated to the Senior Secured Facilities Agreement. Although Rayonier Inc. is not liable for this loan, the shareholder loan instrument contains features with characteristics of both debt and equity and is therefore required to be classified as debt and consolidated. As the loan is effectively at call, the carrying amount is deemed to be the fair value. The entire balance of the shareholder loan remained classified as long-term debt at June 30, 2013 due to the ability and intent of the JV to refinance it on a long-term basis.
Debt Covenants
In connection with the New Zealand JV’s Senior Secured Facilities Agreement, covenants must be met, including generation of sufficient cash flows to meet a minimum interest coverage ratio of 1.50 to 1 on a quarterly basis and maintenance of a leverage ratio of bank debt versus the forest and land valuation below the covenant's maximum ratio of 35 percent. At June 30, 2013, the New Zealand JV was in compliance with all its covenants.
There were no other significant changes to the Company’s outstanding debt as reported in Note 11 — Debt in the Company’s 2012 Annual Report on Form 10-K.
Subsequent Event
On July 5, 2013 the New Zealand JV negotiated amendments to the existing Senior Secured Facilities Agreement. The amended and restated Senior Secured Facilities Agreement is now comprised of two tranches; a $181 million revolving cash advance facility (“Tranche A”) expiring September 2016 and an $18 million working capital facility (“Tranche B”) expiring July 2014. In addition to the extended maturity dates, the amended and restated agreement provides for favorable changes to the interest rate margin and covenant requirements. The margin for revolving cash advance borrowings now ranges from 0.75 percent to 0.85 percent (previously 0.775 percent to 1.05 percent). There was no change to the working capital facility interest rate. The maximum leverage ratio was increased to 40 percent and the interest coverage ratio was amended to allow a minimum ratio of 1.25 to 1, provided that the ratio is not below 1.50 to 1 for any two consecutive quarters.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss was comprised of the following:

	Foreign currency translation gains		New Zealand joint venture cash flow hedges	Unrecognized components of employee benefit plans, net of tax		Total
Balance as of December 31, 2012	$38,829		$(3,628)	$(144,580)		$(109,379)
Other comprehensive income before reclassifications	(17,650)	(a)	(728)	530		(17,848)
Amounts reclassified from accumulated other comprehensive income	—		2,159	8,157	(b)	10,316
Net other comprehensive income	(17,650)		1,431	8,687		(7,532)
Balance as of June 30, 2013	$21,179		$(2,197)	$(135,893)		$(116,911)

(a)	The loss is due to a six cent decrease in the New Zealand dollar exchange rate.

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 15 — Employee Benefit Plans for additional information.

The following table presents details of the amounts reclassified in their entirety from AOCI for the six-month period ended June 30, 2012:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
New Zealand joint venture cash flow hedges	$2,159	Gain related to consolidation of New Zealand joint venture

18.	OTHER OPERATING (EXPENSE) INCOME, NET
Other operating (expense) income, net was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Lease income, primarily from hunting leases	$2,313	$2,520	$4,774	$4,905
Other non-timber income	604	1,048	1,078	1,891
Foreign currency gain (loss)	979	680	795	(185)
Loss on sale or disposal of property, plant & equipment	(269)	(711)	(698)	(1,732)
Insurance recoveries	—	2,319	—	2,319
Loss on foreign currency contracts	(1,947)	—	(65)	—
Legal and corporate development costs	(1,971)	(561)	(2,672)	(765)
Total	$(291)	$5,295	$3,212	$6,433

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19.	CONSOLIDATING FINANCIAL STATEMENTS
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
In August 2009 TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes are guaranteed by Rayonier Inc. as the Parent Guarantor and Rayonier Operating Company LLC (“ROC”) as the Subsidiary Guarantor. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$409,077	$—	$409,077
Costs and Expenses
Cost of sales	—	—	—	297,698	—	297,698
Selling and general expenses	—	2,680	—	14,249	—	16,929
Other operating expense (income), net	180	(74)	—	846	(661)	291
	180	2,606	—	312,793	(661)	314,918
Equity in income of New Zealand joint venture	—	—	—	304	—	304
OPERATING (LOSS) INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	(180)	(2,606)	—	96,588	661	94,463
Gain related to consolidation of New Zealand joint venture	—	—	—	16,098	—	16,098
OPERATING (LOSS) INCOME	(180)	(2,606)	—	112,686	661	110,561
Interest (expense) income	(3,414)	(266)	(6,997)	658	—	(10,019)
Interest and miscellaneous income (expense), net	1,759	1,104	(797)	532	—	2,598
Equity in income from subsidiaries	89,064	91,235	35,968	—	(216,267)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	87,229	89,467	28,174	113,876	(215,606)	103,140
Income tax (expense) benefit	(65)	(403)	2,847	(17,691)	63	(15,249)
INCOME FROM CONTINUING OPERATIONS	87,164	89,064	31,021	96,185	(215,543)	87,891
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	—	—	—
NET INCOME	87,164	89,064	31,021	96,185	(215,543)	87,891
Net income attributable to noncontrolling interest	—	—	—	727	—	727
NET INCOME ATTRIBUTABLE TO RAYONIER INC	87,164	89,064	31,021	95,458	(215,543)	87,164
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(18,625)	(28,201)	(1,725)	(18,625)	38,975	(28,201)
New Zealand joint venture cash flow hedges	878	222	(1,873)	877	118	222
Amortization of pension and postretirement plans, net of income tax	3,717	3,717	2,819	6,831	(13,367)	3,717
Total other comprehensive loss	(14,030)	(24,262)	(779)	(10,917)	25,726	(24,262)
COMPREHENSIVE INCOME	73,134	64,802	30,242	85,268	(189,817)	63,629
Comprehensive loss attributable to noncontrolling interest	—	—	—	(9,505)	—	(9,505)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$73,134	$64,802	$30,242	$94,773	$(189,817)	$73,134

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$348,096	$—	$348,096
Costs and Expenses
Cost of sales	—	—	—	243,571	—	243,571
Selling and general expenses	—	1,904	—	13,988	—	15,892
Other operating income, net	—	(109)	—	(5,186)	—	(5,295)
	—	1,795	—	252,373	—	254,168
Equity in income of New Zealand joint venture	—	—	—	170	—	170
OPERATING (LOSS) INCOME	—	(1,795)	—	95,893	—	94,098
Interest expense	(3,117)	(212)	(10,243)	(2,484)	—	(16,056)
Interest and miscellaneous income (expense), net	1,544	1,659	(834)	(2,285)	—	84
Equity in income from subsidiaries	70,652	70,948	60,407	—	(202,007)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	69,079	70,600	49,330	91,124	(202,007)	78,126
Income tax benefit (expense)	—	52	4,043	(16,130)	—	(12,035)
INCOME FROM CONTINUING OPERATIONS	69,079	70,652	53,373	74,994	(202,007)	66,091
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	2,988	—	2,988
NET INCOME	69,079	70,652	53,373	77,982	(202,007)	69,079
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(8,081)	(8,081)	478	(8,081)	15,684	(8,081)
New Zealand joint venture cash flow hedges	(1,998)	(1,998)	—	(1,998)	3,996	(1,998)
Amortization of pension and postretirement plans, net of income tax	3,401	3,401	2,579	2,579	(8,559)	3,401
Total other comprehensive (loss) income	(6,678)	(6,678)	3,057	(7,500)	11,121	(6,678)
COMPREHENSIVE INCOME	$62,401	$63,974	$56,430	$70,482	$(190,886)	$62,401

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$802,796	$—	$802,796
Costs and Expenses
Cost of sales	—	—	—	563,716	—	563,716
Selling and general expenses	—	5,081	—	27,947	—	33,028
Other operating (income) expense, net	(1,701)	449	—	(1,299)	(661)	(3,212)
	(1,701)	5,530	—	590,364	(661)	593,532
Equity in income of New Zealand joint venture	—	—	—	562	—	562
OPERATING (LOSS) INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	1,701	(5,530)	—	212,994	661	209,826
Gain related to consolidation of New Zealand joint venture	—	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(5,530)	—	229,092	661	225,924
Interest expense	(6,689)	(518)	(13,615)	3,086	—	(17,736)
Interest and miscellaneous income (expense), net	4,178	1,633	(1,548)	(1,607)	—	2,656
Equity in income from subsidiaries	235,774	240,000	159,437	—	(635,211)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	234,964	235,585	144,274	230,571	(634,550)	210,844
Income tax (expense) benefit	(65)	189	5,537	(25,418)	62	(19,695)
INCOME FROM CONTINUING OPERATIONS	234,899	235,774	149,811	205,153	(634,488)	191,149
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	44,477	—	44,477
NET INCOME	234,899	235,774	149,811	249,630	(634,488)	235,626
Net income attributable to noncontrolling interest	—	—	—	727	—	727
NET INCOME ATTRIBUTABLE TO RAYONIER INC	234,899	235,774	149,811	248,903	(634,488)	234,899
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(17,650)	(27,226)	(1,485)	(17,650)	36,785	(27,226)
New Zealand joint venture cash flow hedges	1,431	775	(1,873)	1,431	(989)	775
Amortization of pension and postretirement plans, net of income tax	8,687	8,687	6,831	6,831	(22,349)	8,687
Total other comprehensive (loss) income	(7,532)	(17,764)	3,473	(9,388)	13,447	(17,764)
COMPREHENSIVE INCOME	227,367	218,010	153,284	240,242	(621,041)	217,862
Comprehensive loss attributable to noncontrolling interest	—	—	—	(9,505)	—	(9,505)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$227,367	$218,010	$153,284	$249,747	$(621,041)	$227,367

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non-Guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$684,667	$—	$684,667
Costs and Expenses
Cost of sales	—	—	—	479,279	—	479,279
Selling and general expenses	—	5,215	—	29,942	—	35,157
Other operating expense (income), net	—	12	—	(6,445)	—	(6,433)
	—	5,227	—	502,776	—	508,003
Equity in income of New Zealand joint venture	—	—	—	184	—	184
OPERATING (LOSS) INCOME	—	(5,227)	—	182,075	—	176,848
Interest expense	(4,366)	(450)	(20,469)	(2,595)	—	(27,880)
Interest and miscellaneous income (expense), net	3,455	2,986	(2,042)	(4,339)	—	60
Equity in income from subsidiaries	123,426	126,394	106,152	—	(355,972)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	122,515	123,703	83,641	175,141	(355,972)	149,028
Income tax (expense) benefit	—	(277)	8,217	(38,278)	—	(30,338)
INCOME FROM CONTINUING OPERATIONS	122,515	123,426	91,858	136,863	(355,972)	118,690
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	3,825	—	3,825
NET INCOME	122,515	123,426	91,858	140,688	(355,972)	122,515
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(2,255)	(2,255)	376	(2,255)	4,134	(2,255)
New Zealand joint venture cash flow hedges	(793)	(793)	—	(793)	1,586	(793)
Amortization of pension and postretirement plans, net of income tax	6,541	6,541	4,959	4,959	(16,459)	6,541
Total other comprehensive income	3,493	3,493	5,335	1,911	(10,739)	3,493
COMPREHENSIVE INCOME	$126,008	$126,919	$97,193	$142,599	$(366,711)	$126,008

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of June 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$170,442	$6,449	$26,790	$139,900	$—	$343,581
Accounts receivable, less allowance for doubtful accounts	—	15	892	115,631	—	116,538
Inventory	—	—	—	99,091	—	99,091
Deferred tax assets	—	—	—	55,563	—	55,563
Prepaid and other current assets	—	2,136	639	64,669	—	67,444
Total current assets	170,442	8,600	28,321	474,854	—	682,217
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,080,611	—	2,080,611
NET PROPERTY, PLANT AND EQUIPMENT	—	2,217	—	850,215	—	852,432
INVESTMENT IN SUBSIDIARIES	1,575,156	1,696,714	1,037,668	—	(4,309,538)	—
INTERCOMPANY NOTES RECEIVABLE	217,073	—	20,166	—	(237,239)	—
OTHER ASSETS	3,928	30,171	4,513	174,179	—	212,791
TOTAL ASSETS	$1,966,599	$1,737,702	$1,090,668	$3,579,859	$(4,546,777)	$3,828,051
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,129	$505	$131,621	$—	$133,255
Current maturities of long-term debt	75,000	—	—	463	—	75,463
Accrued taxes	—	2,603	—	17,555	—	20,158
Accrued payroll and benefits	—	10,689	—	9,800	—	20,489
Accrued interest	3,060	538	3,753	2,484	—	9,835
Accrued customer incentives	—	—	—	10,743	—	10,743
Other current liabilities	—	3,189	—	48,653	—	51,842
Current liabilities for dispositions and discontinued operations	—	—	—	8,686	—	8,686
Total current liabilities	78,060	18,148	4,258	230,005	—	330,471
LONG-TERM DEBT	325,000	—	979,511	287,323	—	1,591,834
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	69,442	—	69,442
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	130,244	—	28,350	—	158,594
OTHER NON-CURRENT LIABILITIES	—	13,989	—	13,601	—	27,590
INTERCOMPANY PAYABLE	—	165	—	265,823	(265,988)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,563,539	1,575,156	106,899	2,598,734	(4,280,789)	1,563,539
Noncontrolling interest	—	—	—	86,581	—	86,581
TOTAL SHAREHOLDERS’ EQUITY	1,563,539	1,575,156	106,899	2,685,315	(4,280,789)	1,650,120
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,966,599	$1,737,702	$1,090,668	$3,579,859	$(4,546,777)	$3,828,051

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$248,552	$247,599	$64,000	$212,977	$(537,456)	$235,672
INVESTING ACTIVITIES
Capital expenditures	—	(89)	—	(94,037)	—	(94,126)
Purchase of additional interest in New Zealand joint venture	—	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	—	(10,447)	—	(10,447)
Intercompany purchase of real estate	—	—	—	984	(984)	—
Jesup mill cellulose specialties expansion	—	—	—	(100,185)	—	(100,185)
Proceeds from the disposition of Wood Products business	—	—	—	72,953	—	72,953
Change in restricted cash	—	—	—	7,603	—	7,603
Investment in Subsidiaries	(138,178)	(138,178)	(249,481)	—	525,837	—
Other	—	1,700	—	18,376	—	20,076
CASH (USED FOR) INVESTING ACTIVITIES	(138,178)	(136,567)	(249,481)	(244,632)	524,853	(244,005)
FINANCING ACTIVITIES
Issuance of debt	175,000	—	280,000	—	—	455,000
Repayment of debt	(250,000)	—	(23,087)	—	—	(273,087)
Dividends paid	(113,222)	—	—	—	—	(113,222)
Proceeds from the issuance of common shares	6,643	—	—	—	—	6,643
Excess tax benefits on stock-based compensation	—	—	—	7,399	—	7,399
Repurchase of common shares	(11,241)	—	—	—	—	(11,241)
Intercompany distributions	—	(108,549)	(64,000)	159,946	12,603	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(192,820)	(108,549)	192,913	167,345	12,603	71,492
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(174)	—	(174)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(82,446)	2,483	7,432	135,516	—	62,985
Balance, beginning of year	252,888	3,966	19,358	4,384	—	280,596
Balance, end of period	$170,442	$6,449	$26,790	$139,900	$—	$343,581

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$3,173	$51,579	$12,000	$181,124	$(39,000)	$208,876
INVESTING ACTIVITIES
Capital expenditures	—	(165)	—	(76,081)	—	(76,246)
Purchase of timberlands	—	—	—	(8,687)	—	(8,687)
Jesup mill cellulose specialties expansion	—	—	—	(63,998)	—	(63,998)
Change in restricted cash	—	—	—	(14,427)	—	(14,427)
Investment in Subsidiaries	(5,181)	—	(39,436)	—	44,617	—
Other	—	(69)	—	(635)	—	(704)
CASH USED FOR INVESTING ACTIVITIES	(5,181)	(234)	(39,436)	(163,828)	44,617	(164,062)
FINANCING ACTIVITIES
Issuance of debt	325,000	—	15,000	15,000	—	355,000
Repayment of debt	(120,000)	(30,000)	(23,110)	(15,000)	—	(188,110)
Dividends paid	(98,201)	—	—	—	—	(98,201)
Proceeds from the issuance of common shares	3,980	—	—	—	—	3,980
Excess tax benefits on stock-based compensation	—	—	—	4,234	—	4,234
Debt issuance costs	(3,653)	—	—	—	—	(3,653)
Repurchase of common shares	(7,783)	—	—	—	—	(7,783)
Intercompany distributions	—	5,181	(9,233)	9,669	(5,617)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	99,343	(24,819)	(17,343)	13,903	(5,617)	65,467
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	219	—	219
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	97,335	26,526	(44,779)	31,418	—	110,500
Balance, beginning of year	—	8,977	59,976	9,650	—	78,603
Balance, end of period	$97,335	$35,503	$15,197	$41,068	$—	$189,103

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$409,077	$—	$409,077
Costs and Expenses
Cost of sales	—	—	297,698	—	297,698
Selling and general expenses	—	2,680	14,249	—	16,929
Other operating expense (income), net	180	(74)	846	(661)	291
	180	2,606	312,793	(661)	314,918
Equity in income of New Zealand joint venture	—	—	304	—	304
OPERATING (LOSS) INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	(180)	(2,606)	96,588	661	94,463
Gain on consolidation of New Zealand joint venture	—	—	16,098	—	16,098
OPERATING (LOSS) INCOME	(180)	(2,606)	112,686	661	110,561
Interest (expense) income	(3,414)	(7,263)	658	—	(10,019)
Interest and miscellaneous income, net	1,759	307	532	—	2,598
Equity in income from subsidiaries	89,064	96,185	—	(185,249)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	87,229	86,623	113,876	(184,588)	103,140
Income tax (expense) benefit	(65)	2,441	(17,691)	66	(15,249)
INCOME FROM CONTINUING OPERATIONS	87,164	89,064	96,185	(184,522)	87,891
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	—	—
NET INCOME	87,164	89,064	96,185	(184,522)	87,891
Net income attributable to noncontrolling interest	—	—	727	—	727
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	87,164	89,064	95,458	(184,522)	87,164
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(18,625)	(28,201)	(18,625)	37,250	(28,201)
New Zealand joint venture cash flow hedges	878	221	877	(1,754)	222
Amortization of pension and postretirement plans, net of income tax	3,717	3,718	6,831	(10,549)	3,717
Total other comprehensive loss	(14,030)	(24,262)	(10,917)	24,947	(24,262)
COMPREHENSIVE INCOME	73,134	64,802	85,268	(159,575)	63,629
Comprehensive loss attributable to noncontrolling interest	—	—	(9,505)	—	(9,505)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$73,134	$64,802	$94,773	$(159,575)	$73,134

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$348,096	$—	$348,096
Costs and Expenses
Cost of sales	—	—	243,571	—	243,571
Selling and general expenses	—	1,904	13,988	—	15,892
Other operating income, net	—	(109)	(5,186)	—	(5,295)
	—	1,795	252,373	—	254,168
Equity in income of New Zealand joint venture	—	—	170	—	170
OPERATING (EXPENSE) INCOME	—	(1,795)	95,893	—	94,098
Interest expense	(3,117)	(10,455)	(2,484)	—	(16,056)
Interest and miscellaneous income (expense), net	1,544	825	(2,285)	—	84
Equity in income from subsidiaries	70,652	77,982	—	(148,634)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	69,079	66,557	91,124	(148,634)	78,126
Income tax benefit (expense)	—	4,095	(16,130)	—	(12,035)
INCOME (LOSS) FROM CONTINUING OPERATIONS	69,079	70,652	74,994	(148,634)	66,091
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	2,988	—	2,988
NET INCOME (LOSS)	69,079	70,652	77,982	(148,634)	69,079
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(8,081)	(8,080)	(8,081)	16,161	(8,081)
New Zealand joint venture cash flow hedges	(1,998)	(1,998)	(1,998)	3,996	(1,998)
Gain from pension and postretirement plans, net of income tax	3,401	3,401	2,579	(5,980)	3,401
Total other comprehensive loss	(6,678)	(6,677)	(7,500)	14,177	(6,678)
COMPREHENSIVE INCOME (LOSS)	$62,401	$63,975	$70,482	$(134,457)	$62,401

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$802,796	$—	$802,796
Costs and Expenses
Cost of sales	—	—	563,716	—	563,716
Selling and general expenses	—	5,081	27,947	—	33,028
Other operating (income) expense, net	(1,701)	449	(1,299)	(661)	(3,212)
	(1,701)	5,530	590,364	(661)	593,532
Equity in income of New Zealand joint venture	—	—	562	—	562
OPERATING INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	1,701	(5,530)	212,994	661	209,826
Gain on consolidation of New Zealand joint venture	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(5,530)	229,092	661	225,924
Interest (expense) income	(6,689)	(14,133)	3,086	—	(17,736)
Interest and miscellaneous income (expense), net	4,178	85	(1,607)	—	2,656
Equity in income from subsidiaries	235,774	249,630	—	(485,404)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	234,964	230,052	230,571	(484,743)	210,844
Income tax benefit (expense)	(65)	5,722	(25,418)	66	(19,695)
INCOME FROM CONTINUING OPERATIONS	234,899	235,774	205,153	(484,677)	191,149
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	44,477	—	44,477
NET INCOME	234,899	235,774	249,630	(484,677)	235,626
Net income attributable to noncontrolling interest	—	—	727	—	727
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	234,899	235,774	248,903	(484,677)	234,899
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(17,650)	(27,226)	(17,650)	35,300	(27,226)
New Zealand joint venture cash flow hedges	1,431	775	1,431	(2,862)	775
Gain from pension and postretirement plans, net of income tax	8,687	8,687	6,831	(15,518)	8,687
Total other comprehensive income	(7,532)	(17,764)	(9,388)	16,920	(17,764)
COMPREHENSIVE INCOME	227,367	218,010	240,242	(467,757)	217,862
Comprehensive loss attributable to noncontrolling interest	—	—	(9,505)	—	(9,505)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$227,367	$218,010	$249,747	$(467,757)	$227,367

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$684,667	$—	$684,667
Costs and Expenses
Cost of sales	—	—	479,279	—	479,279
Selling and general expenses	—	5,215	29,942	—	35,157
Other operating expense (income), net	—	12	(6,445)	—	(6,433)
	—	5,227	502,776	—	508,003
Equity in income of New Zealand joint venture	—	—	184	—	184
OPERATING (LOSS) INCOME	—	(5,227)	182,075	—	176,848
Interest expense	(4,366)	(20,919)	(2,595)	—	(27,880)
Interest and miscellaneous income (expense), net	3,455	944	(4,339)	—	60
Equity in income from subsidiaries	123,426	140,688	—	(264,114)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	122,515	115,486	175,141	(264,114)	149,028
Income tax benefit (expense)	—	7,940	(38,278)	—	(30,338)
INCOME FROM CONTINUING OPERATIONS	122,515	123,426	136,863	(264,114)	118,690
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	3,825	—	3,825
NET INCOME	122,515	123,426	140,688	(264,114)	122,515
OTHER COMPREHENSIVE INCOME				—
Foreign currency translation adjustment	(2,255)	(2,255)	(2,255)	4,510	(2,255)
New Zealand joint venture cash flow hedges	(793)	(793)	(793)	1,586	(793)
Gain from pension and postretirement plans, net of income tax	6,541	6,541	4,959	(11,500)	6,541
Total other comprehensive income	3,493	3,493	1,911	(5,404)	3,493
COMPREHENSIVE INCOME	$126,008	$126,919	$142,599	$(269,518)	$126,008

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of June 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$170,442	$33,239	$139,900	$—	$343,581
Accounts receivable, less allowance for doubtful accounts	—	907	115,631	—	116,538
Inventory	—	—	99,091	—	99,091
Deferred tax asset	—	—	55,563	—	55,563
Prepaid and other current assets	—	2,775	64,669	—	67,444
Total current assets	170,442	36,921	474,854	—	682,217
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,080,611	—	2,080,611
NET PROPERTY, PLANT AND EQUIPMENT	—	2,217	850,215	—	852,432
INVESTMENT IN JOINT VENTURE	—	—	—	—	—
INVESTMENT IN SUBSIDIARIES	1,575,156	2,627,483	—	(4,202,639)	—
INTERCOMPANY NOTES RECEIVABLE	217,073	20,166	—	(237,239)	—
OTHER ASSETS	3,928	34,684	174,179	—	212,791
TOTAL ASSETS	$1,966,599	$2,721,471	$3,579,859	$(4,439,878)	$3,828,051
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,634	$131,621	$—	$133,255
Current maturities of long-term debt	75,000	—	463	—	75,463
Accrued taxes	—	2,603	17,555	—	20,158
Accrued payroll and benefits	—	10,689	9,800	—	20,489
Accrued interest	3,060	4,291	2,484	—	9,835
Accrued customer incentives	—	—	10,743	—	10,743
Other current liabilities	—	3,189	48,653	—	51,842
Current liabilities for dispositions and discontinued operations	—	—	8,686	—	8,686
Total current liabilities	78,060	22,406	230,005	—	330,471
LONG-TERM DEBT	325,000	979,511	287,323	—	1,591,834
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	69,442	—	69,442
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	130,244	28,350	—	158,594
OTHER NON-CURRENT LIABILITIES	—	13,989	13,601	—	27,590
INTERCOMPANY PAYABLE	—	165	265,823	(265,988)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,563,539	1,575,156	2,598,734	(4,173,890)	1,563,539
Noncontrolling interest	—	—	86,581	—	86,581
TOTAL SHAREHOLDERS’ EQUITY	1,563,539	1,575,156	2,685,315	(4,173,890)	1,650,120
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,966,599	$2,721,471	$3,579,859	$(4,439,878)	$3,828,051

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$248,552	$247,599	$212,977	$(473,456)	$235,672
INVESTING ACTIVITIES
Capital expenditures	—	(89)	(94,037)	—	(94,126)
Purchase of additional interest in New Zealand joint venture	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	(10,447)	—	(10,447)
Intercompany purchase of real estate	—	—	984	(984)	—
Jesup mill cellulose specialties expansion	—	—	(100,185)	—	(100,185)
Proceeds from the disposition of Wood Products business	—	—	72,953	—	72,953
Change in restricted cash	—	—	7,603	—	7,603
Investment in Subsidiaries	(138,178)	(387,659)	—	525,837	—
Other	—	1,700	18,376	—	20,076
CASH (USED FOR) INVESTING ACTIVITIES	(138,178)	(386,048)	(244,632)	524,853	(244,005)
FINANCING ACTIVITIES
Issuance of debt	175,000	280,000	—	—	455,000
Repayment of debt	(250,000)	(23,087)	—	—	(273,087)
Dividends paid	(113,222)	—	—	—	(113,222)
Proceeds from the issuance of common shares	6,643	—	—	—	6,643
Excess tax benefits on stock-based compensation	—	—	7,399	—	7,399
Debt issuance costs	—	—	—	—	—
Repurchase of common shares	(11,241)	—	—	—	(11,241)
Issuance of intercompany notes	—	—	—	—	—
Intercompany distributions	—	(108,549)	159,946	(51,397)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(192,820)	148,364	167,345	(51,397)	71,492
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(174)	—	(174)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(82,446)	9,915	135,516	—	62,985
Balance, beginning of year	252,888	23,324	4,384	—	280,596
Balance, end of period	$170,442	$33,239	$139,900	$—	$343,581

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$3,173	$54,346	$181,124	$(29,767)	$208,876
INVESTING ACTIVITIES
Capital expenditures	—	(165)	(76,081)	—	(76,246)
Purchase of timberlands	—	—	(8,687)	—	(8,687)
Jesup mill cellulose specialties expansion	—	—	(63,998)	—	(63,998)
Change in restricted cash	—	—	(14,427)	—	(14,427)
Investment in Subsidiaries	(5,181)	(39,436)	—	44,617	—
Other	—	(69)	(635)	—	(704)
CASH (USED FOR) INVESTING ACTIVITIES	(5,181)	(39,670)	(163,828)	44,617	(164,062)
FINANCING ACTIVITIES
Issuance of debt	325,000	15,000	15,000	—	355,000
Repayment of debt	(120,000)	(53,110)	(15,000)	—	(188,110)
Dividends paid	(98,201)	—	—	—	(98,201)
Proceeds from the issuance of common shares	3,980	—	—	—	3,980
Excess tax benefits on stock-based compensation	—	—	4,234	—	4,234
Debt issuance costs	(3,653)	—	—	—	(3,653)
Repurchase of common shares	(7,783)	—	—	—	(7,783)
Intercompany distributions	—	5,181	9,669	(14,850)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	99,343	(32,929)	13,903	(14,850)	65,467
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	219	—	219
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	97,335	(18,253)	31,418	—	110,500
Balance, beginning of year	—	68,953	9,650	—	78,603
Balance, end of period	$97,335	$50,700	$41,068	$—	$189,103

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with the 2012 Annual Report on Form 10-K and information contained in our subsequent Forms 10-Q, 8-K, and other reports to the SEC.
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2012 Annual Report on Form 10-K, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
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

Derivatives and Hedging
 We use derivatives to manage a variety of risks, including risks related to interest rates, foreign exchange and commodity prices. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. The rules and interpretations related to derivatives accounting are complex. Failure to apply this complex guidance correctly may result in volatility in reported earnings.
In evaluating whether a particular relationship qualifies for hedge accounting, we test effectiveness at inception. Quarterly, we evaluate ongoing effectiveness by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If not, we discontinue applying hedge accounting to that relationship prospectively. Fair values of derivative instruments are calculated using valuation models incorporating market-based assumptions including deposit/swap rates (for interest rate swaps), foreign exchange spot rates and foreign exchange ticks (for foreign currency forwards).
We also use derivatives that do not qualify for hedge accounting treatment. We account for such derivatives at market value with the resulting gains and losses reflected in our income statement. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk.

At June 30, 2013, derivative assets and liabilities were $69 thousand and $11.1 million, respectively. See Note 9 — Derivative Financial Instruments and Hedging Activities for additional information about our use of derivatives.

For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report on Form 10-K.
Segments
We are a leading international forest products company primarily engaged in timberland management, the sale of real estate, and the production and sale of high-value specialty cellulose fibers and fluff pulp. We operate in three reportable business segments: Forest Resources, Real Estate and Performance Fibers. Prior to the first quarter of 2013, the Company operated in four reportable business segments, which included Wood Products. In March 2013, the Company sold its Wood Products business and its operations are shown as discontinued operations for all periods presented. See Note 2 — Sale of Wood Products Business for additional information. In April 2013, the Company purchased an additional 39 percent interest in Matariki Forestry Group, a joint venture (“JV”) that owns or leases approximately 0.3 million acres of New Zealand timberlands. As a result of the acquisition, Rayonier is a 65 percent owner of the JV and the results of its operations have been included within the Forest Resources segment, in the Company’s consolidated financial statements. See Note 6 — Joint Venture Investment for additional information.
Forest Resources sales include all activities which relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by our real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and absorbent materials. Our remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are combined and reported in “Other Operations.” Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits or losses are eliminated in consolidation.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2013	2012	2013	2012
Sales
Forest Resources
Atlantic	$19	$16	$37	$31
Gulf States	13	9	25	19
Northern	30	26	54	50
New Zealand	47	2	50	5
Total Forest Resources	109	53	166	105
Real Estate
Development	—	—	2	—
Rural	9	11	11	23
Non-Strategic Timberlands	4	1	25	1
Total Real Estate	13	12	38	24
Performance Fibers
Cellulose specialties	233	220	480	432
Absorbent materials	20	35	57	73
Total Performance Fibers	253	255	537	505
Other Operations	34	28	62	51
Total Sales	$409	$348	$803	$685

Operating Income (Loss)
Forest Resources	$21	$8	$34	$16
Real Estate	6	6	23	12
Performance Fibers	79	84	171	164
Other Operations	2	1	2	—
Corporate and other (a)	3	(5)	(4)	(15)
Operating Income	111	94	226	177
Interest Expense, Interest Income and Other	(8)	(16)	(15)	(28)
Income Tax Expense	(15)	(12)	(20)	(30)
Income from Continuing Operations	$88	$66	$191	$119
Discontinued Operations, Net	—	3	45	4
Net Income	$88	$69	$236	$123
Net income Attributable to Noncontrolling Interest	(1)	—	(1)	—
Net Income Attributable to Rayonier Inc.	$87	$69	$235	$123

Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.67	$0.52	$1.46	$0.93
Discontinued Operations	—	0.02	0.34	0.03
Net Income	$0.67	$0.54	$1.80	$0.96
(a) The three and six months ended June 30, 2013 included a $16.1 million gain related to the consolidation of the New Zealand joint venture.

FOREST RESOURCES

Sales (in millions)	2012	Changes Attributable to:		2013
Three Months Ended June 30,		Price	Volume/ Mix/Other
Atlantic	$16	$1	$2	$19
Gulf States	9	—	4	13
Northern	26	5	(1)	30
New Zealand	2	—	45	47
Total Sales	$53	$6	$50	$109

Sales (in millions)	2012	Changes Attributable to:		2013
Six Months Ended June 30,		Price	Volume/ Mix/Other
Atlantic	$31	$3	$3	$37
Gulf States	19	2	4	25
Northern	50	6	(2)	54
New Zealand	5	—	45	50
Total Sales	$105	$11	$50	$166

Operating Income (in millions)	2012	Changes Attributable to:			2013
Three Months Ended June 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$2	$1	$—	$2	$5
Gulf States	2	—	1	—	3
Northern	4	5	2	(1)	10
New Zealand/Other	—	—	—	3	3
Total Operating Income	$8	$6	$3	$4	$21

Operating Income (in millions)	2012	Changes Attributable to:			2013
Six Months Ended June 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$5	$3	$1	$1	$10
Gulf States	2	2	1	—	5
Northern	8	6	3	(2)	15
New Zealand/Other	1	—	—	3	4
Total Operating Income	$16	$11	$5	$2	$34

In the Atlantic region, both sales and operating income increased for the three and six months ended June 30, 2013 as compared to prior year periods. The increases were driven by higher pulpwood and sawlog demand and wet weather conditions restricting supply.
The Gulf region’s sales and operating income for the 2013 periods also improved over 2012 primarily due to higher sawlog demand and increased volumes as a result of our Texas acquisition at the end of 2012. These increases were partially offset by lower non-timber income.
In the Northern region, improved domestic and export demand led to 13 percent and 10 percent price increases in the second quarter and year-to-date 2013 periods compared to prior year periods, respectively. The improved demand also drove volume increases of 20 percent and 11 percent comparing the same periods. Both 2013 periods were also impacted by higher logging costs.
In April 2013, we acquired an additional 39 percent ownership interest in our New Zealand JV for $140 million. As a 65 percent owner, we consolidated 100 percent of the JV’s results of operations for the first time during the second quarter of 2013. Higher sales and operating results for the three and six months ended June 30, 2013 over the prior year periods reflect our increased ownership.

REAL ESTATE
Our real estate holdings are primarily in the southeastern U.S. We segregate these real estate holdings into three groups: development HBU, rural HBU and non-strategic timberlands. Our strategy is to extract maximum value from our HBU properties while selling non-strategic holdings to reinvest in more strategic properties.

Sales (in millions)	2012	Changes Attributable to:		2013
Three Months Ended June 30,		Price	Volume/Mix
Development	$—	$—	$—	$—
Rural	11	(2)	—	9
Non-Strategic Timberlands	1	1	2	4
Total Sales	$12	$(1)	$2	$13

Sales (in millions)	2012	Changes Attributable to:		2013
Six Months Ended June 30,		Price	Volume/Mix
Development	$—	$1	$1	$2
Rural	23	(1)	(11)	11
Non-Strategic Timberlands	1	13	11	25
Total Sales	$24	$13	$1	$38

Operating Income (in millions)	2012	Changes Attributable to:		2013
Three Months Ended June 30,		Price	Volume/Mix
Total Operating Income	$6	$(1)	$1	$6

Operating Income (in millions)	2012	Changes Attributable to:		2013
Six Months Ended June 30,		Price	Volume/Mix
Total Operating Income	$12	$13	$(2)	$23

Second quarter sales of $13 million were slightly higher than the prior year period, while operating income of $6 million was consistent with 2012. Year-to-date, sales were $14 million higher than 2012 and operating income was $11 million above the prior year as higher non-strategic prices and volumes more than offset lower rural prices (due to mix) and volumes.
PERFORMANCE FIBERS

Sales (in millions)	2012	Changes Attributable to:		2013
Three Months Ended June 30,		Price	Volume/ Mix
Cellulose specialties	$220	$1	$12	$233
Absorbent materials	35	(2)	(13)	20
Total Sales	$255	$(1)	$(1)	$253

Sales (in millions)	2012	Changes Attributable to:		2013
Six Months Ended June 30,		Price	Volume/ Mix
Cellulose specialties	$432	$9	$39	$480
Absorbent materials	73	(7)	(9)	57
Total Sales	$505	$2	$30	$537

Cellulose specialties prices improved in 2013 versus the prior year periods while volumes increased 5 percent and 9 percent for the quarter and year-to-date, respectively, due to the timing of customer orders. Absorbent materials sales decreased from the prior year periods as prices declined 10 percent and 11 percent, reflecting weakness in that market. Volumes dropped 37 percent for the quarter and 13 percent year-to-date, as we exit the absorbent materials business in conjunction with our CSE project.

Operating Income (in millions)	2012	Changes Attributable to:			2013
Three Months Ended June 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$84	$(1)	$5	$(9)	$79

Operating Income (in millions)	2012	Changes Attributable to:			2013
Six Months Ended June 30,		Price	Volume/ Mix	Cost/Other
Total Operating Income	$164	$2	$15	$(10)	$171

Operating income declined $5 million for the three months ended June 30, 2013 primarily due to higher wood and chemical prices and production costs. Year-to-date operating income was $7 million above prior year as higher cellulose specialties prices and volumes more than offset lower absorbent materials results and increased costs.
During the second quarter, we reached an important milestone by the on time start-up of the cellulose specialties expansion (“CSE”) project at our Jesup mill,with total project cost expected to be in the range of $375 million to $390 million. We plan on exiting the commodity absorbent materials business completely and moving to producing only cellulose specialties. Initially, we plan to produce commodity viscose as we commence customer qualifications for cellulose specialties from the converted line. As we complete customer qualifications and transition from producing commodity viscose to cellulose specialties, phased-in production of cellulose specialties from the CSE is expected to be 5,000 to 20,000 tons in 2013 and 90,000 to 100,000 tons in 2014. We expect to reach the full production rate of 190,000 tons of new cellulose specialties capacity in 2016. As production of cellulose specialties increases, we anticipate total sales and operating income to increase as higher prices received on the additional cellulose specialties volumes more than offset expected cost increases of approximately 11 percent for 2013 and the net 70,000 metric ton reduction in overall production capacity. For the quarter ended June 30, 2013, our cellulose specialties average sales price of $1,902 per metric ton was $1,258 above our absorbent materials average sales price per metric ton. We expect our costs to increase during the CSE phase-in due to start-up and higher conversion costs and depreciation expense.
OTHER OPERATIONS
Sales from our New Zealand log trading business increased $6 million and $11 million in 2013 over the prior year three and six month periods, respectively, due to increased Asian demand. Operating income increased $1 million and $2 million over the three and six months ended June 30, 2012, primarily due to foreign currency exchange gains.
Corporate and Other Expense/Eliminations
Corporate and other expenses for second quarter 2013 decreased $8 million and $11 million from the respective prior year quarter and year-to-date periods. The decreases were primarily due to the $16 million gain related to the consolidation of the New Zealand JV. The gain includes the recognition of a $10.1 million deferred gain based on the original sale of our New Zealand operations to the JV in 2005 and a $6 million benefit due to the required fair market value remeasurement of our equity interest in the JV held before the purchase of the additional interest. Excluding the gain related to the consolidation of the New Zealand JV, corporate and other expenses increased due to higher legal, compensation and corporate development costs in the second quarter and increased legal costs in the year-to-date period. The prior year periods also benefited from a $2 million insurance recovery.
Interest Expense/Income and Income Tax Expense
Interest and other expenses were $8 million and $13 million below the three and six month periods ended June 30, 2012, respectively. The decline in interest expense was primarily due to lower borrowing rates and higher capitalized interest related to the CSE project. Additionally, second quarter 2012 included a $3 million interest accrual related to the alternative fuel mixture (“AFMC”) for cellulosic biofuel producer credit (“CBPC”) exchange.
The June 30, 2013 effective tax rates before discrete items were 20.7 percent and 21.9 percent for the quarter and year-to-date periods. The effective tax rates for the comparable 2012 periods were 26.3 percent and 26.4 percent, respectively. The decrease in the quarter and year-to-date effective tax rates was primarily due to proportionally higher REIT operating results in 2013. Including discrete items, primarily the AFMC for CBPC exchanges, the effective tax rates were 14.8 percent and 9.3 percent for the three and six months ended June 30, 2013, respectively, and 15.4 percent and 20.4 percent for the comparable 2012 periods. See Note 4 —  Income Taxes for additional information.

Outlook
In Forest Resources, sawlog demand and prices are benefiting from the early stages of a gradually improving housing market, and Asian demand for sawlogs from our US Northwest and New Zealand timberlands remains strong. In Real Estate, we are seeing increased interest in our development properties and demand for our nonstrategic timberlands. In this transition year for Performance Fibers, we recently reached an important milestone by the on time start-up of the CSE project at our Jesup mill. Early production volumes and quality results have exceeded our expectations. We will begin qualifying production from the converted line with cellulose specialties customers in the third quarter.
Consistent with our earlier guidance, we expect earnings from continuing operations to be weighted more heavily to the first half of the year with the benefit of tax credits recognized in the first quarter and the impact of the CSE project phase-in on the second half. Overall, excluding the results of the Wood Products business and gain on sale, and the gain related to consolidation of our New Zealand JV, we expect 2013 operating income to be slightly above 2012, and 2013 EPS to be moderately above 2012 reflecting lower income tax and interest expenses.
Our full year 2013 financial guidance is subject to a number of variables and uncertainties, including those discussed under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements of this Form 10-Q and Item 1A — Risk Factors in our 2012 Annual Report on Form 10-K.
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
Summary of Liquidity and Financing Commitments (in millions of dollars)

	June 30,	December 31,
	2013	2012
Cash and cash equivalents (a)	$344	$281
Total debt	1,667	1,270
Shareholders’ equity	1,650	1,438
Total capitalization (total debt plus equity)	3,317	2,708
Debt to capital ratio	50%	47%
(a) Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30:

	2013	2012
Cash provided by (used for):
Operating activities	$236	$209
Investing activities	(244)	(164)
Financing activities	71	65
Cash Provided by Operating Activities
Cash provided by operating activities increased primarily due to stronger operating results across all segments. Partially offsetting these results was the Company’s election to pay $70 million to exchange the AFMC for the CBPC. This resulted in a $19 million discrete tax benefit in 2013 reflecting reduced future tax payments of $89 million, including approximately $60 million realized during 2013 and $29 million expected to be realized in the first half of 2014.

Cash Used for Investing Activities
Cash used for investing activities increased mainly due to the purchase of an additional 39 percent interest in the New Zealand JV for $140 million and higher capital expenditures including the CSE project. This spending was partially offset by net proceeds of $73 million from the sale of our Wood Products business and a change in restricted cash due to the timing of like-kind exchanges.
Cash Provided by Financing Activities
Cash provided by financing activities increased primarily due to net borrowings of $182 million through the second quarter of 2013 versus net borrowings of $167 million in the prior year period.
Expected 2013 Expenditures
Capital expenditures in 2013 are forecasted between $155 million and $165 million, excluding strategic timberland acquisitions, the CSE project and the purchase of the additional interest in our New Zealand JV. We spent $100 million through the second quarter of 2013 on the CSE project and expect total 2013 CSE spending to range between $130 million and $145 million. Annual dividend payments are expected to increase from $207 million in 2012 to $237 million in 2013 including the recent increase in the quarterly dividend rate from 44 cents to 49 cents per share effective with the third quarter payment.
We have no mandatory pension contributions in 2013 but may make discretionary contributions. Cash payments for income taxes in 2013 are anticipated to be between $75 million and $80 million, excluding taxes related to the gain on the Wood Products sale. Expenditures for environmental costs related to our dispositions and discontinued operations are expected to be $8 million. See Note 13 — Liabilities for Dispositions and Discontinued Operations for further information.

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
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income to EBITDA Reconciliation
Net Income	$88	$69	$236	$123
Interest, net	8	16	15	28
Income tax expense, continuing operations	15	12	20	30
Income tax expense, discontinued operations	—	2	22	2
Depreciation, depletion and amortization	44	34	80	64
Depreciation, depletion and amortization from discontinued operations	—	1	1	2
EBITDA	$155	$134	$374	$249

EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
EBITDA by Segment
Forest Resources	$49	$25	$78	$50
Real Estate	8	8	29	15
Performance Fibers	93	99	200	190
Other Operations	2	1	2	—
Corporate and other	3	1	65	(6)
EBITDA	$155	$134	$374	$249
Second quarter 2013 Corporate and other includes a $16 million gain related to the consolidation of the New Zealand JV. Six months ended 2013 results include a $64 million gain on the sale of Wood Products and the $16 million gain related to the consolidation of the New Zealand JV. For the six months ended June 30, 2013, consolidated EBITDA was above the prior year period primarily due to these items as well as higher operating results.
The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Performance Fibers	Other Operations	Corporate and Other	Total
Three Months Ended June 30, 2013
Operating Income	$21	$6	$79	$2	$3	$111
Add: Depreciation, depletion and amortization	28	2	14	—	—	44
Add: Income from discontinued operations	—	—	—	—	—	—
Add: Depreciation, depletion and amortization from discontinued operations	—	—	—	—	—	—
EBITDA	$49	$8	$93	$2	$3	$155

Three Months Ended June 30, 2012
Operating Income	$8	$6	$84	$1	$(5)	$94
Add: Depreciation, depletion and amortization	17	2	15	—	—	34
Add: Income from discontinued operations	—	—	—	—	5	5
Add: Depreciation, depletion and amortization from discontinued operations	—	—	—	—	1	1
EBITDA	$25	$8	$99	$1	$1	$134

Six Months Ended June 30, 2013
Operating Income	$34	$23	$171	$2	$(4)	$226
Add: Depreciation, depletion and amortization	44	6	29	—	1	80
Add: Income from discontinued operations	—	—	—	—	67	67
Add: Depreciation, depletion and amortization from discontinued operations	—	—	—	—	1	1
EBITDA	$78	$29	$200	$2	$65	$374

Six Months Ended June 30, 2012
Operating Income	$16	$12	$164	$—	$(15)	$177
Add: Depreciation, depletion and amortization	34	3	26	—	1	64
Add: Income from discontinued operations	—	—	—	—	6	6
Add: Depreciation, depletion and amortization from discontinued operations	—	—	—	—	2	2
EBITDA	$50	$15	$190	$—	$(6)	$249

Adjusted CAD is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. We define CAD as Cash Provided by Operating Activities adjusted for capital spending, the change in committed cash, and other items which include cash provided by discontinued operations, excess tax benefits on stock-based compensation and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.”
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2013	2012
Cash provided by operating activities	$236	$209
Capital expenditures (a)	(94)	(76)
Change in committed cash	—	3
Excess tax benefits on stock-based compensation	7	4
Other	21	1
CAD	170	141
Mandatory debt repayments	—	(23)
Adjusted CAD	$170	$118

Cash used for investing activities	$(244)	$(164)
Cash provided by financing activities	$71	$65

(a)
Capital expenditures exclude strategic capital. Strategic capital totaled $114 million for the CSE, $140 million for the New Zealand acquisition and $10 million for timberland acquisitions for the six months ended June 30, 2013. Strategic capital totaled $73 million for the CSE and $9 million for timberland acquisitions for the six months ended June 30, 2012.

Adjusted CAD was higher in 2013 primarily due to favorable operating results and lower working capital requirements due to the timing of accounts payable payments, partially offset by a $70 million tax payment to exchange AFMC for CBPC. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
During the six months ended June 30, 2013, we made net repayments of $15 million on our $450 million unsecured revolving credit facility. The Company had $187 million of available borrowings under this facility at June 30, 2013. We also borrowed an additional $200 million on our term credit agreement for general corporate purposes.
As of March 31, 2013, our $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending June 30, 2013. Per the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days in a period of 30 consecutive trading days as of the last day of the quarter. During the quarter ended June 30, 2013, the note holders did not elect to exercise the exchange option. These notes are also exchangeable in the third quarter based upon the average stock price for the 30 trading days ending June 30, 2013. If the note holders exercise their options prior to September 30, 2013, the Company intends to repay the principal of the notes by accessing its revolving credit facility. Any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier.
In connection with our installment note, term credit agreement and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, ratios based on consolidated funded debt compared to consolidated net worth, ratios of subsidiary debt to consolidated net tangible assets and ratios of cash flows to fixed charges. Covenants must also be met in connection with the New Zealand JV’s credit facility, including ratios of debt to forestry and land valuations and ratios of operating cash flows to financing costs. At June 30, 2013, we are in compliance with all of these covenants. In addition to these financial covenants, the installment note, mortgage note, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

The following table updates our contractual financial obligations and anticipated cash spending related to the New Zealand JV, which has been consolidated as a result of our acquisition of a controlling interest:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2013	2014-2015	2016-2017	Thereafter
Long-term debt (a)	$181	$—	$123	$58	$—
Interest payments on long-term debt (b)	13	3	8	2	—
Operating leases — timberland	105	1	5	5	94
Purchase obligations (c)	11	1	1	1	8
Total contractual cash obligations	$310	$5	$137	$66	$102

(a)
Contractual payments were calculated based on outstanding principal amounts and maturity dates as of June 30, 2013. The maturity dates changed in July 2013 due to the amendment of the Senior Secured Revolving Credit Agreement. See Note 16 — Debt for additional information on this subsequent event.

(b)
Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2013. For changes made in conjunction with the subsequent refinancing, see Note 16 — Debt.

(c)	Purchase obligations represent derivative instruments held. See Note 9 — Derivative Financial Instruments and Hedging Activities.
Excluding the New Zealand JV obligations outlined above, we have no material changes to the Contractual Financial Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K. See Note 11 — Guarantees for details on the letters of credit, surety bonds and guarantees as of June 30, 2013.
Sales Volumes by Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Forest Resources — in thousands of short green tons
Atlantic	904	823	1,772	1,560
Gulf States	514	403	923	845
Northern	512	426	967	868
New Zealand	601	—	601	—
Total	2,531	1,652	4,263	3,273
Real Estate — in acres
Development	47	15	133	35
Rural	3,831	4,036	5,006	9,488
Non-Strategic Timberlands	3,372	717	8,947	956
Total	7,250	4,768	14,086	10,479
Performance Fibers
Sales volume — in thousands of metric tons
Cellulose specialties	123	116	255	234
Absorbent materials	29	46	85	97
Total	152	162	340	331

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Cyclical pricing of commodity market paper pulp is one of the factors which influences Performance Fibers’ prices in the absorbent materials product line. However, as a non-integrated producer of absorbent materials, primarily fluff pulp, for non-papermaking end uses, our absorbent material pricing tends to lag (on both the upturn and downturn) commodity paper pulp prices with pricing adjustments that are less severe. Our cellulose specialty products’ prices are based on market supply and demand and are not correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialty products are under long-term volume contracts that extend through 2013 to 2017.
As of June 30, 2013 we had $881 million of long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $8.8 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR and the New Zealand 90 day bank bill rate. The Company’s New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates.The notional amounts of the outstanding interest rate swap contracts at June 30, 2013 were $172.5 million. The interest rate swap contracts have maturities between one and ten years.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at June 30, 2013 was $837 million compared to $713 million in carrying value. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2013 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $35 million.
We periodically enter into commodity forward contracts to fix some of our fuel oil, diesel and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers and the New Zealand JV’s margins resulting from an increase or decrease in these energy costs. At June 30, 2013, the notional amount of our outstanding diesel contracts was 40 thousand barrels.
The functional currency of the Company’s New Zealand-based operations and JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the JV’s foreign exchange exposure. At June 30, 2013, the JV had foreign currency exchange contracts with a notional amount of $26 million and foreign currency option contracts with a notional amount of $56 million outstanding.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), are designed with the objective of ensuring information required to be disclosed by the Company in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is (1) recorded, processed, summarized and reported or submitted within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2013.

In the quarter ended June 30, 2013, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    Exhibits

10.1	Summary of Bonus Award to Charles Margiotta	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) / 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012; (ii) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (iii) the Consolidated Statements of Cash Flows for the Six Months Ended June, 2013 and 2012; and (iv) the Notes to Consolidated Financial Statements

Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Date: July 26, 2013