Form 10-Q
period 2013-09-30
RAYONIER INC
filed 2013-10-31
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
YES ☐        NO  ☒

As of October 23, 2013, there were outstanding 126,255,949 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
SALES	$384,784	$386,163	$1,187,580	$1,070,830
Costs and Expenses
Cost of sales	287,150	259,201	850,866	738,480
Selling and general expenses	15,326	15,476	48,354	50,633
Other operating (income) expense, net	(1,341)	306	(4,553)	(6,128)
	301,135	274,983	894,667	782,985
Equity in income of New Zealand joint venture	—	66	562	249
OPERATING INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	83,649	111,246	293,475	288,094
Gain related to consolidation of New Zealand joint venture (Note 6)	—	—	16,098	—
OPERATING INCOME	83,649	111,246	309,573	288,094
Interest expense	(13,031)	(8,253)	(30,768)	(36,133)
Interest and miscellaneous (expense) income, net	(746)	234	1,911	294
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	69,872	103,227	280,716	252,255
Income tax expense	(11,505)	(23,949)	(31,200)	(54,287)
INCOME FROM CONTINUING OPERATIONS	58,367	79,278	249,516	197,968
DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax expense of $0, $646, $22,273 and $2,573	—	1,282	44,477	5,108
NET INCOME	58,367	80,560	293,993	203,076
Less: Net income attributable to noncontrolling interest	1,022	—	1,749	—
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	57,345	80,560	292,244	203,076
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	24,259	5,373	(2,967)	3,115
New Zealand joint venture cash flow hedges	3,433	878	4,209	86
Amortization of pension and postretirement plans, net of income tax expense of $1,579, $1,482, $5,403 and $4,332	3,639	3,401	12,326	9,943
Total other comprehensive income	31,331	9,652	13,568	13,144
COMPREHENSIVE INCOME	89,698	90,212	307,561	216,220
Less: Comprehensive income (loss) attributable to noncontrolling interest	8,594	—	(909)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$81,104	$90,212	$308,470	$216,220
EARNINGS PER COMMON SHARE (Note 3)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.45	$0.65	$1.97	$1.62
Discontinued Operations	—	0.01	0.36	0.04
Net Income	$0.45	$0.66	$2.33	$1.66
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.44	$0.61	$1.89	$1.54
Discontinued Operations	—	0.01	0.34	0.04
Net Income	$0.44	$0.62	$2.23	$1.58

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,738	$280,596
Accounts receivable, less allowance for doubtful accounts of $595 and $417	124,360	100,359
Inventory
Finished goods	115,635	103,568
Work in progress	3,304	4,446
Raw materials	12,823	17,602
Manufacturing and maintenance supplies	2,223	2,350
Total inventory	133,985	127,966
Deferred tax assets	62,914	15,845
Prepaid and other current assets	59,184	41,508
Total current assets	641,181	566,274
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,103,503	1,573,309
PROPERTY, PLANT AND EQUIPMENT
Land	23,168	27,383
Buildings	184,933	147,445
Machinery and equipment	1,761,590	1,444,012
Construction in progress	17,157	268,459
Total property, plant and equipment, gross	1,986,848	1,887,299
Less — accumulated depreciation	(1,118,416)	(1,180,261)
Total property, plant and equipment, net	868,432	707,038
INVESTMENT IN JOINT VENTURE (Note 6)	—	72,419
OTHER ASSETS	205,004	203,911
TOTAL ASSETS	$3,818,120	$3,122,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$98,970	$70,381
Current maturities of long-term debt	10,000	150,000
Accrued taxes	20,146	13,824
Accrued payroll and benefits	26,484	28,068
Accrued interest	13,854	7,956
Accrued customer incentives	10,771	10,849
Other current liabilities	51,191	18,640
Current liabilities for dispositions and discontinued operations (Note 13)	8,446	8,105
Total current liabilities	239,862	307,823
LONG-TERM DEBT	1,646,337	1,120,052
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 13)	67,125	73,590
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 15)	158,663	159,582
OTHER NON-CURRENT LIABILITIES	21,254	23,900
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 14)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 126,224,421 and 123,332,444 shares issued and outstanding	687,357	670,749
Retained earnings	995,249	876,634
Accumulated other comprehensive loss	(93,153)	(109,379)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,589,453	1,438,004
Noncontrolling interest	95,426	—
TOTAL SHAREHOLDERS’ EQUITY	1,684,879	1,438,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,818,120	$3,122,951

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$293,993	$203,076
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	132,810	100,130
Non-cash cost of real estate sold	4,349	3,005
Stock-based incentive compensation expense	8,993	12,212
Amortization of debt discount/premium	887	5,367
Deferred income taxes	42,832	(6,028)
Tax benefit of AFMC for CBPC exchange	(18,761)	(11,660)
Non-cash adjustments to unrecognized tax benefit liability	3,966	—
Amortization of losses from pension and postretirement plans	16,835	14,275
Gain on sale of discontinued operations, net	(42,670)	—
Gain related to consolidation of New Zealand joint venture	(16,098)	—
Loss on early redemption of exchangeable notes	3,017	—
Other	(8,538)	(332)
Changes in operating assets and liabilities:
Receivables	(18,710)	(14,169)
Inventories	(9,040)	(646)
Accounts payable	13,712	(13,326)
Income tax receivable/payable	(2,482)	52,189
All other operating activities	5,863	16,416
Payment to exchange AFMC for CBPC	(70,311)	—
Expenditures for dispositions and discontinued operations	(6,411)	(6,867)
CASH PROVIDED BY OPERATING ACTIVITIES	334,236	353,642
INVESTING ACTIVITIES
Capital expenditures	(122,482)	(112,015)
Purchase of additional interest in New Zealand joint venture	(139,879)	—
Purchase of timberlands	(11,650)	(11,632)
Jesup mill cellulose specialties expansion (gross purchases of $140,820 and $130,718, net of purchases on account of $3,428 and $25,936)	(137,392)	(104,782)
Proceeds from disposition of Wood Products business, net of income tax payments of $16,027	68,063	—
Change in restricted cash	3,989	(12,796)
Other	159	4,281
CASH USED FOR INVESTING ACTIVITIES	(339,192)	(236,944)
FINANCING ACTIVITIES
Issuance of debt	607,885	355,000
Repayment of debt	(453,463)	(198,653)
Dividends paid	(175,079)	(152,358)
Proceeds from the issuance of common shares	9,205	20,732
Excess tax benefits on stock-based compensation	8,189	7,057
Debt issuance costs	—	(3,698)
Repurchase of common shares	(11,303)	(7,783)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(14,566)	20,297
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(336)	(123)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(19,858)	136,872
Balance, beginning of year	280,596	78,603
Balance, end of period	$260,738	$215,475
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$26,930	$18,239
Income taxes	$88,024	$14,912
Non-cash investing activity:
Capital assets purchased on account	$29,738	$52,727
Non-cash financing activity:
Shareholder debt assumed in acquisition of New Zealand joint venture	$125,532	$—
Conversion of shareholder debt to equity noncontrolling interest	$(95,961)	$—
Partial conversion of Senior Exchangeable Notes to equity	$1,497	$—

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
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and one subsequent event was identified that warranted disclosure. See Note 16 — Debt for additional information.

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

Rayonier recognized an after-tax gain of $42.7 million on the sale. The gain is included in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2013.

The following table summarizes the operating results of the Company’s discontinued operations and the related gain for the three and nine months ended September 30, 2013 and 2012, as presented in “Income from discontinued operations, net” in the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$—	$22,825	$16,968	$65,865
Cost of sales and other	—	(20,897)	(14,258)	(58,184)
Gain on sale of discontinued operations	—	—	64,040	—
Income from discontinued operations before income taxes	—	1,928	66,750	7,681
Income tax expense	—	(646)	(22,273)	(2,573)
Income from discontinued operations, net	$—	$1,282	$44,477	$5,108

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Prior to the Wood Products sale, saw timber procurement services for and wood chip purchases from the lumber mills were intercompany transactions eliminated in consolidation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Wood chip purchases	$—	$3,270	$1,650	$9,507
Saw timber procurement services	—	282	223	856
Total intercompany	$—	$3,552	$1,873	$10,363

3.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$58,367	$79,278	$249,516	$197,968
Less: Income from continuing operations attributable to noncontrolling interest	1,022	—	1,749	—
Income from continuing operations attributable to Rayonier Inc.	$57,345	$79,278	$247,767	$197,968

Income from discontinued operations attributable to Rayonier Inc.	$—	$1,282	$44,477	$5,108

Net income attributable to Rayonier Inc.	$57,345	$80,560	$292,244	$203,076

Shares used for determining basic earnings per common share	126,122,151	122,848,705	125,549,133	122,552,910
Dilutive effect of:
Stock options	468,286	603,761	501,324	667,960
Performance and restricted shares	546,247	755,884	518,138	735,653
Assumed conversion of Senior Exchangeable Notes (a)	2,168,254	3,683,936	2,176,414	3,148,423
Assumed conversion of warrants (a) (b)	1,608,466	2,067,380	2,043,965	1,443,606
Shares used for determining diluted earnings per common share	130,913,404	129,959,666	130,788,974	128,548,552
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.45	$0.65	$1.97	$1.62
Discontinued operations	—	0.01	0.36	0.04
Net income	$0.45	$0.66	$2.33	$1.66
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.44	$0.61	$1.89	$1.54
Discontinued operations	—	0.01	0.34	0.04
Net income	$0.44	$0.62	$2.23	$1.58

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	101,884	123,217	167,487	261,759
Assumed conversion of exchangeable note hedges (a)	2,168,254	3,683,936	2,176,414	3,148,423
Total	2,270,138	3,807,153	2,343,901	3,410,182
(a) The Senior Exchangeable Notes due 2012 (the “2012 Notes”) matured in October 2012 and $31.5 million of the Senior Exchangeable Notes due 2015 (the “2015 Notes”) were redeemed by the noteholders in September 2013; however, no additional shares were issued due to offsetting exchangeable note hedges. Similarly, Rayonier will not issue additional shares upon future exchange or maturity of the 2015 Notes due to offsetting hedges. Accounting Standards Codification 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed conversion of the hedges is excluded since they are anti-dilutive. As such, the dilutive effect of the assumed conversion of the 2012 Notes was included for the three and nine months ended September 30, 2012. The full dilutive effect of the 2015 Notes was included for the three and nine months ended September 30, 2012, while only a proportional amount based on the length of time the $31.5 million balance was outstanding before the exchange was included for the three and nine months ended September 30, 2013.
The warrants sold in conjunction with the 2012 Notes began maturing on January 15, 2013 and matured ratably through March 27, 2013. As a result, 2,037,303 shares were issued through the end of the first quarter and 97,918 shares were issued in the first week of April. The dilutive impact of these warrants was calculated based on the length of time they were outstanding before settlement. Rayonier will distribute additional shares upon maturity of the warrants associated with the 2015 Notes if the stock price exceeds $39.24 per share. For further information, see Note 11 — Debt in the 2012 Annual Report on Form 10-K and Note 16 — Debt of this Form 10-Q.
(b) The higher shares used for the assumed conversion of the warrants associated with the 2012 Notes in the first nine months of 2013 were primarily due to an increase in the average stock price from $45.65 in the nine months ended September 30, 2012 to $56.42, partially offset by a decrease in dilutive shares due to the maturity of the warrants. The shares used for the assumed conversion of the warrants decreased in the third quarter of 2013 as there was no dilutive impact from the warrants on the 2012 Notes.

4.	INCOME TAXES
Rayonier is a real estate investment trust (“REIT”). In general, only its taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualified activities and foreign operations, are subject to corporate income taxes. However, the Company was subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2010. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on taxable REIT subsidiaries’ income and foreign operations.
Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”)
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. The AFMC is a $.50 per gallon refundable tax credit (which is not taxable), while the CBPC is a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity’s tax liability. Rayonier produces and uses an alternative fuel (“black liquor”) at its Jesup, Georgia and Fernandina Beach, Florida performance fibers mills, which qualified for both credits. The Company claimed the AFMC on its original 2009 tax return.
In the first quarter of 2013 management approved the exchange of approximately 120 million gallons of black liquor for the CBPC previously claimed for the AFMC, resulting in a $18.8 million tax benefit. In the third quarter 2012, management approved the exchange of approximately 22 million gallons, bringing the total number of exchange gallons approved year-to date to 82 million for 2012. The impact of the exchanges in 2012 was $2.6 million and $11.7 million for the quarter and year-to-date periods, respectively. Third quarter 2012 results also reflect the reversal of a $3.4 million interest expense accrual based on IRS guidance stating interest payments are not required for AFMC exchanged for the CBPC, based upon the manner of the Company's original claim. For additional information on the AFMC and CBPC, see Note 8 — Income Taxes in the Company’s 2012 Annual Report.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Provision for Income Taxes from Continuing Operations
The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT. The Company’s effective tax rate in 2013 was lower than 2012 primarily due to recording the additional AFMC exchange, the federal research and experimentation tax credit and a $4.9 million benefit associated with the completion of an internal transfer of properties.
The table below reconciles the U.S. statutory rate to the Company’s effective tax rate for each period presented (in millions of dollars):

	Three Months Ended September 30,
	2013		2012
Income tax expense at federal statutory rate	$24	35.0%	$36	35.0%
REIT income not subject to tax	(11)	(15.7)	(6)	(5.9)
Other	1	0.5	(2)	(2.3)
Income tax expense before discrete items	14	19.8%	28	26.8%
Exchange of AFMC for CBPC	—	—	(3)	(3.1)
Other	(2)	(3.3)	(1)	(0.5)
Income tax expense as reported	$12	16.5%	$24	23.2%

	Nine Months Ended September 30,
	2013		2012
Income tax expense at federal statutory rate	$98	35.0%	$88	35.0%
REIT income not subject to tax	(37)	(13.2)	(18)	(7.2)
Other	(1)	(0.5)	(3)	(1.3)
Income tax expense before discrete items	60	21.3%	67	26.5%
Exchange of AFMC for CBPC	(19)	(6.7)	(12)	(4.6)
Gain related to consolidation of New Zealand joint venture	(5)	(2.0)	—	—
Other	(5)	(1.5)	(1)	(0.4)
Income tax expense as reported	$31	11.1%	$54	21.5%
Provision for Income Taxes from Discontinued Operations
In the first quarter, Rayonier completed the sale of its Wood Products business for $80 million plus a working capital adjustment. For the nine months ended September 30, 2013 and 2012, income tax expense related to discontinued operations was $22.3 million ($21.4 million from the gain on sale) and $2.6 million, respectively. For the three months ended September 30, 2012, income tax related to discontinued operations was $0.6 million. See Note 2 — Sale of Wood Products Business for additional information.
Unrecognized Tax Benefits
In accordance with generally accepted accounting principles, the Company recognizes the impact of a tax position if a position is “more likely than not” to prevail. During third quarter 2013, the Company filed an amended 2009 federal income tax return reflecting an increased domestic production deduction due to the inclusion of the CBPC income. As required, the Company recorded a $4.8 million liability related to this uncertain tax position.

5.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of September 30, 2013 and December 31, 2012, the Company had $6.6 million and $10.6 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.	JOINT VENTURE INVESTMENT
On April 4, 2013 (the “acquisition date”), the Company acquired an additional 39 percent ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”) that owns or leases approximately 0.3 million acres of New Zealand timberlands. As a result of the acquisition, Rayonier is a 65 percent owner of the New Zealand JV and 100 percent of the results of its operations subsequent to April 4, 2013 have been included in the Company’s consolidated financial statements, along with 100 percent of the JV’s assets and liabilities at September 30, 2013. The portions of the consolidated financial position and results of operations attributable to the JV’s 35 percent noncontrolling interest are also shown separately. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., continues to serve as the manager of the New Zealand JV forests and operates a log trading business.
The purchase price of the additional interest in the New Zealand JV was $139.9 million, which included $3.3 million of contingent consideration and was financed through our term credit agreement. As the purchase price was in New Zealand dollars, the Company purchased foreign currency forward contracts to mitigate foreign currency risk on the purchase price. As a result, the Company recorded a benefit of $1.7 million and received that amount upon maturity of the contracts on April 2, 2013.
The contingent consideration arrangement required the Company to pay additional consideration to the New Zealand JV’s selling (former) shareholders equal to a multiple of the increase in log prices for a six month period beginning in November 2012. We estimated the fair value of the contingent consideration arrangement at the acquisition date to be $3.3 million. Fair value was determined using an average of the cost and freight (CFR) selling price of China A-grade 3.8 meter logs. In the second quarter of 2013, the contingent consideration was determined and paid in the amount of $3.3 million.
Prior to the acquisition date, the Company accounted for its 26 percent interest in the New Zealand JV as an equity method investment. The additional 39 percent interest acquired resulted in the Company obtaining a controlling financial interest in the New Zealand JV and accordingly, the purchase was accounted for as a step-acquisition. Upon consolidation, the Company recognized a $10.1 million deferred gain, which resulted from the original sale of its New Zealand operations to the joint venture in 2005 and a $6 million benefit due to the required fair market value remeasurement of the Company’s equity interest in the New Zealand JV held before the purchase of the additional interest. Both gains are included in the line item “Gain related to consolidation of New Zealand joint venture” in the Consolidated Statements of Income and Comprehensive Income. The acquisition-date fair value of the previous equity interest was $93.3 million.
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
(a) Long-term debt included $125.5 million of shareholder loans payable to the noncontrolling interest by the New Zealand JV. Subsequent to the acquisition date, $96.0 million of the noncontrolling interest’s shareholder loans were converted to preferred equity.
The Company’s operating results for the nine months ended September 30, 2013 reflect 26 percent of the New Zealand JV’s income prior to the acquisition date, as reported in “Equity in income of New Zealand joint venture” in the Consolidated Statements of Income and Comprehensive Income. The amounts of revenue and earnings of the New Zealand JV included in the Company’s Consolidated Statements of Income and Comprehensive Income from the acquisition date to the period ended September 30, 2013 are as follows:

Revenue and earnings from April 4, 2013 to September 30, 2013
Sales	$98,717
Net Income	4,997
The following represents the pro forma consolidated sales and net income for the 2013 and 2012 third quarter and year-to-date periods as if the additional interest in the New Zealand JV had been acquired on January 1, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$384,784	$437,881	$1,222,106	$1,216,691
Net Income	$58,367	$78,598	$292,234	$197,330

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the nine months ended September 30, 2013 and the year ended December 31, 2012 is shown below (share amounts not in thousands):

	Rayonier Inc. Shareholders
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2011	122,035,177	$630,286	$806,235	$(113,448)	$—	$1,323,073
Net income	—	—	278,685	—	—	278,685
Dividends ($1.68 per share)	—	—	(208,286)	—	—	(208,286)
Issuance of shares under incentive stock plans	1,467,024	25,495	—	—	—	25,495
Stock-based compensation	—	15,116	—	—	—	15,116
Excess tax benefit on stock-based compensation	—	7,635	—	—	—	7,635
Repurchase of common shares	(169,757)	(7,783)	—	—	—	(7,783)
Net loss from pension and postretirement plans	—	—	—	(496)	—	(496)
Foreign currency translation adjustment	—	—	—	4,352	—	4,352
Joint venture cash flow hedges	—	—	—	213	—	213
Balance, December 31, 2012	123,332,444	$670,749	$876,634	$(109,379)	$—	$1,438,004
Acquisition of noncontrolling interest	—	—	—	—	96,335	96,335
Net income	—	—	292,244	—	1,749	293,993
Dividends ($1.37 per share)	—	—	(173,629)	—	—	(173,629)
Issuance of shares under incentive stock plans	967,566	9,205	—	—	—	9,205
Stock-based compensation	—	9,020	—	—	—	9,020
Excess tax benefit on stock-based compensation	—	8,189	—	—	—	8,189
Repurchase of common shares	(210,810)	(11,303)	—	—	—	(11,303)
Equity portion of convertible debt (Note 16)	—	1,497	—	—	—	1,497
Settlement of warrants (Note 16)	2,135,221	—	—	—	—	—
Amortization of pension and postretirement plans	—	—	—	12,326	—	12,326
Foreign currency translation adjustment	—	—	—	237	(3,204)	(2,967)
Joint venture cash flow hedges	—	—	—	3,663	546	4,209
Balance, September 30, 2013	126,224,421	$687,357	$995,249	$(93,153)	$95,426	$1,684,879

8.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in three reportable business segments: Forest Resources, Real Estate and Performance Fibers. Prior to the first quarter of 2013, the Company operated in four reportable business segments, which included Wood Products. In March 2013, the Company sold its Wood Products business and its operations are shown as discontinued operations for all periods presented. See Note 2 — Sale of Wood Products Business for additional information. On April 4, 2013, Rayonier acquired an additional 39 percent interest in the New Zealand JV, bringing its total ownership to 65 percent. As a result, 100 percent of the New Zealand JV’s results of operations have been consolidated and included within the Forest Resources segment since April 4, when the Company acquired control of the entity. Accordingly, the New Zealand JV’s assets and liabilities are fully consolidated at September 30, 2013. See Note 6 — Joint Venture Investment for further information regarding the Company’s joint venture.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Performance Fibers segment included two major product lines, cellulose specialties and absorbent materials. Beginning in the third quarter of 2013 and in conjunction with the completion of the cellulose specialties expansion (“CSE”) project, the Company’s Jesup mill discontinued producing absorbent material and began producing commodity viscose during the multi-year transition to higher cellulose specialties volume. Commodity viscose is a dissolving wood pulp used primarily in the manufacture of textiles. Commodity Viscose/Other includes commodity viscose and off-grade.
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
Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	September 30,	December 31,
ASSETS	2013	2012
Forest Resources	$2,216,727	$1,690,030
Real Estate	88,002	112,647
Performance Fibers	1,122,779	902,309
Wood Products (a)	—	18,454
Other Operations	29,056	23,296
Corporate and other	361,556	376,215
Total	$3,818,120	$3,122,951

(a)	The Company sold its Wood Products segment during the first quarter of 2013. See Note 2 — Sale of Wood Products Business for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2013	2012	2013	2012
Forest Resources	$111,260	$59,853	$277,422	$164,711
Real Estate	14,088	13,043	51,761	37,369
Performance Fibers	224,243	288,221	761,456	793,586
Other Operations	35,295	26,293	97,394	76,702
Intersegment Eliminations	(102)	(1,247)	(453)	(1,538)
Total	$384,784	$386,163	$1,187,580	$1,070,830

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME(LOSS)	2013	2012	2013	2012
Forest Resources	$23,172	$11,184	$57,317	$27,438
Real Estate	7,521	8,420	30,468	20,897
Performance Fibers	62,663	101,455	233,415	265,812
Other Operations	(301)	(419)	1,643	(201)
Corporate and other (c)	(9,406)	(9,394)	(13,270)	(25,852)
Total	$83,649	$111,246	$309,573	$288,094

(c)	The nine months ended September 30, 2013 includes a $16.1 million gain related to the consolidation of the New Zealand JV. See Note 6 — Joint Venture Investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2013	2012	2013	2012
Forest Resources	$28,475	$18,793	$72,210	$52,662
Real Estate	2,074	1,288	8,720	4,733
Performance Fibers	22,340	15,077	51,142	41,577
Corporate and other	262	368	738	1,158
Total	$53,151	$35,526	$132,810	$100,130

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market risk related to potential fluctuations in foreign currency exchange rates, interest rates and fuel prices. The Company’s New Zealand JV uses derivative financial instruments to mitigate the financial impact of exposure to these risks.
Accounting for derivative financial instruments is governed by ASC Topic 815, Derivatives and Hedging, (“ASC 815”). In accordance with ASC 815, the Company records its derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings when the hedged transaction materializes. The ineffective portion of any hedge as well as changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings.
Foreign Currency Exchange and Option Contracts
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. These operations are exposed to foreign currency risk on export sales and ocean freight payments which are predominately denominated in US dollars. The Company typically hedges at least 70 percent of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases and 50 percent of the forward twelve months.
The fair value of foreign currency exchange contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. The fair value of foreign currency option contracts is based on a mark-to-market calculation using the Black Scholes option pricing model.
Interest Rate Swaps
The Company uses interest rate swaps to manage the New Zealand JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. By converting a portion of these borrowings from floating rates to fixed rates the Company has reduced the impact of interest rate changes on its expected future cash outflows. As of September 30, 2013, the Company’s interest rate contracts had maturity dates through January 2020.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Fuel Hedge Contracts
The Company uses fuel swap contracts to manage its New Zealand JV’s exposure to changes in New Zealand’s domestic diesel prices. The fuel swaps are quoted by domestic banks in New Zealand dollar price terms. As of September 30, 2013 all of the contracts had maturities of less than one year. The fair value of the fuel swap contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract.
The following table demonstrates the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the third quarter and nine months ended September 30, 2013:

		September 30, 2013
	Income Statement Location	Three Months Ended	Nine Months Ended
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$2,602	$1,093
	Other operating income (expense)	(619)	(619)
Foreign currency option contracts	Other comprehensive income (loss)	832	468

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating income (expense)	360	1,786
Foreign currency option contracts	Other operating income (expense)	480	(1,011)
Interest rate swaps	Interest and other miscellaneous income	2,079	4,729
Fuel hedges	Cost of sales - benefit	(162)	(14)
During the next 12 months, the amount of the September 30, 2013 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $1.5 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at September 30, 2013:

September 30, 2013
Notional Amount (a)
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$23,500
Foreign currency option contracts	32,000

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$8,650
Foreign currency option contracts	16,000
Interest rate swaps	185,013
Fuel contracts	41
(a) All notional amounts are stated in thousands of dollars except fuel contracts which are denominated in thousands of barrels.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheet at September 30, 2013:

	September 30, 2013
	Location on Balance Sheet	Fair Value Assets (Liabilities) (a)
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current liabilities	(9)
	Other assets	1,101
Foreign currency option contracts	Other current liabilities	(286)
	Other assets	755

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid and other current assets	204
Foreign currency option contracts	Other current liabilities	(56)
	Other assets	200
Interest rate swaps	Other current liabilities	(2,949)
	Other non-current liabilities	(4,164)
Fuel contracts	Other current liabilities	(109)

Total derivative contracts:
Prepaid and other current assets		204
Other assets		2,056
Total derivative assets		$2,260

Other current liabilities		(3,409)
Other non-current liabilities		(4,164)
Total derivative liabilities		$(7,573)

(a)	See Note 10 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy of financial instruments held by the Company at September 30, 2013 and December 31, 2012, using market information and what management believes to be appropriate valuation methodologies under generally accepted accounting principles:

	September 30, 2013				December 31, 2012
Asset (liability)	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2			Level 1	Level 2
Cash and cash equivalents	$260,738	$260,738	$—		$280,596	$280,596	$—
Restricted cash (a)	6,569	6,569	—		10,559	10,559	—
Current maturities of long-term debt	(10,000)	—	(16,900)	(b)	(150,000)	—	(150,000)
Long-term debt	(1,646,337)	—	(1,739,813)		(1,120,052)	—	(1,250,341)
Interest rate swaps (c)	(7,113)	—	(7,113)		—	—	—
Foreign currency exchange contracts (c)	1,296	—	1,296		—	—	—
Foreign currency option contracts (c)	613	—	613		—	—	—
Fuel contracts (c)	(109)	—	(109)		—	—	—

(a)	Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

(b)
The fair market value of current maturities of long-term-term debt represents the value of the debt and equity associated with the early redemption of a portion of the Senior Exchangeable Notes due 2015. The Company has a hedge agreement that offsets the $6.9 million equity portion of the current maturity. See Note 16 — Debt for more information regarding the exchange of the notes.

(c)	See Note 9 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
Foreign currency option contracts — The fair value of foreign currency option contracts is based on a mark-to-market calculation using the Black-Scholes option pricing model.
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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of September 30, 2013, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$18,205	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	7,328	1,151
Total financial commitments	$27,787	$16,194

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2013 and 2014 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At September 30, 2013, the Company has a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2014 and are expected to be renewed as required.

12.	COMMITMENTS
As disclosed in the Company’s Annual Report on Form 10-K, Rayonier leases certain buildings, machinery and equipment under various operating leases. Rayonier’s commitments have changed primarily due to the acquisition of a controlling interest in the New Zealand JV and sale of the Wood Products business. The following table shows the increase in the Company’s commitments, as of September 30, 2013:

	Forestry Rights (a)	Forest Leases (b)	Operating Leases (c)	Purchase Obligations (d)
Remaining 2013	$474	$290	$315	2,088
2014	1,639	1,153	883	8,645
2015	1,639	1,153	612	8,345
2016	1,639	1,153	1,632	9,577
2017	1,639	1,153	2,410	8,597
Thereafter	42,642	57,799	17,789	6,005
	$49,672	$62,701	$23,641	$43,257
(a) Forestry rights grant access to the leased land for the purpose of harvesting. The majority of the New Zealand JV’s forestry rights terminate with the harvest of the land’s existing crop and require the land to be left in the cut condition upon termination.
(b) Forest leases have an average term between 30 and 99 years. Annual rent is indexed to the Consumer Price Index or current market values. A number of these leases require the land to be returned in a fully stocked condition (replanted).
(c) Operating leases include New Zealand leases on buildings, machinery and equipment under various operating leases and a Jesup mill natural gas transportation lease.

(d)
Pursuant to the Wood Products purchase and sale agreement, Rayonier contracted with Interfor to purchase wood chips produced at the lumber mills for use at Rayonier’s Jesup mill. Purchase obligations include obligations under this agreement as well as payments expected to be made on derivative financial instruments held in New Zealand.

The New Zealand JV has a number of Crown Forest Licenses (“CFL”) with the New Zealand government, which are excluded from the table above. The leases extend indefinitely and may only be terminated upon a 35 year termination notice from the government. If no termination notice is given, the leases renew automatically each year for a one year term. As of September 30, 2013, the New Zealand JV has three CFL’s under termination notice, with one terminating in 2034 and the remaining two expiring in 2062. The annual license fee is determined based on current market value, with three yearly rent reviews. The total annual license fee on the CFL’s is $2.7 million per year.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations follows:

	September 30,	December 31,
	2013	2012
Balance, beginning of period	$81,695	$90,824
Expenditures charged to liabilities	(6,411)	(9,926)
Increase to liabilities	287	797
Balance, end of period	75,571	81,695
Less: Current portion	(8,446)	(8,105)
Non-current portion	$67,125	$73,590
The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of September 30, 2013, this amount could range up to $29 million, attributable to several of the applicable sites, and arises from uncertainty over the availability, feasibility and effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies, potential changes in applicable law and regulations, and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
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
The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$2,011	$2,102	$330	$227
Interest cost	3,953	4,321	231	242
Expected return on plan assets	(5,966)	(6,369)	—	—
Amortization of prior service cost	322	327	6	6
Amortization of losses	4,792	4,394	98	156
Net periodic benefit cost	$5,112	$4,775	$665	$631

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$6,441	$6,143	$828	$664
Interest cost	12,740	12,630	711	706
Expected return on plan assets	(19,356)	(18,618)	—	—
Amortization of prior service cost	1,032	956	19	18
Amortization of losses	15,308	12,846	533	455
Net periodic benefit cost	$16,165	$13,957	$2,091	$1,843

In 2013, the Company has no mandatory pension contribution requirements and does not expect to make any discretionary contributions.

16.	DEBT
The warrants sold in conjunction with the issuance of the 3.75% Senior Exchangeable Notes due 2012 began maturing on January 15, 2013 and continued to mature through March 27, 2013. In first and second quarter 2013, 8,313,511 of warrants were settled, resulting in the issuance of 2,135,221 Rayonier common shares.
As of June 30, 2013, the $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending September 30, 2013. According to the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. During the three months ended September 30, 2013, three groups of note holders elected to exercise their right to redeem $41.5 million of the notes. As of September 30, 2013, two redemptions in the amount of $31.5 million have settled. The third redemption of $10 million was settled on October 3, 2013 and classified as short-term debt at September 30, 2013. In accordance with Accounting Standards Codification (“ASC”) 470-50, Modifications and Extinguishments [Debt], the fair value of the debt prior to redemption was compared to its carrying amount and the difference expensed, along with unamortized discount and issuance costs. As a result, Rayonier recorded a loss on debt extinguishment of $3 million in the third quarter.
Based upon the average stock price for the 30 trading days ended September 30, 2013, these notes again became exchangeable at the option of the holder for the calendar quarter ending December 31, 2013. The remaining balance of the notes is classified as long-term debt at September 30, 2013 due to the ability and intent of the Company to refinance them on a long-term basis.
During the nine months ended September 30, 2013, the Company had no net activity on its $450 million unsecured revolving credit facility. The Company had $172 million of available borrowings under this facility at September 30, 2013, net of $3 million to secure its outstanding letters of credit. During the nine months ended September 30, 2013, the Company borrowed an additional $200 million on the term credit agreement for general corporate purposes. Additional draws totaling $140 million remain available on the term credit agreement.
Joint Venture Debt
On April 4, 2013, Rayonier acquired an additional 39 percent interest in its New Zealand JV, bringing its total ownership to 65 percent and as a result, the New Zealand JV’s debt was consolidated effective on that date. See Note 6 — Joint Venture Investment for further information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The New Zealand JV’s debt consisted of the following at September 30, 2013:

September 30, 2013
Senior Secured Facilities Agreement
Revolving Credit Facility due 2016 at variable interest rate of 4.39%	$194,533
Working Capital Facility due 2014	—

Noncontrolling interest shareholder loan at a 0% interest rate	31,717

Total debt	226,250
Less: Current maturities of long-term debt	—
Long-term debt	$226,250
Senior Secured Facilities Agreement
The New Zealand JV is party to a $214 million variable rate Senior Secured Facilities Agreement comprised of two tranches. Tranche A, a $195 million revolving cash advance facility expires September 2016 and Tranche B, a $19 million working capital facility expires July 2014. Although the maximum amounts available under the agreement are denominated in New Zealand dollars, advances on Tranche A are also available in U.S. dollars. This agreement is secured by a Security Trust Deed that provides recourse only to the New Zealand JV’s assets; there is no recourse to Rayonier Inc. or any of its subsidiaries.
Revolving Credit Facility
As of September 30, 2013 the Senior Secured Facilities Agreement had $195 million outstanding on Tranche A at 4.39 percent due September 2016. The interest rate is indexed to the 90 day New Zealand Bank bill rate and is generally repriced quarterly. The margin on the index rate fluctuates based on the interest coverage ratio. The New Zealand JV manages these rates through interest rate swaps, as discussed at Note 9 — Derivative Financial Instruments and Hedging Activities.
Working Capital Facility
The $19 million Working Capital Facility is available for short-term operating cash flow needs of the New Zealand JV. This facility holds a variable interest rate indexed to the Official Cash Rate set by the Reserve Bank of New Zealand. The margin ranges from 1.17 percent to 1.44 percent based on the interest coverage ratio and the length of time each borrowing is outstanding. At September 30, 2013, there was no outstanding balance on the Working Capital Facility.
Shareholder Loan
The shareholder loan is an interest-free loan from the noncontrolling New Zealand JV interest in the amount of $32 million. This loan represents part of the noncontrolling party’s investment in the New Zealand JV. The loan is secured by timberlands owned by the New Zealand JV and is subordinated to the Senior Secured Facilities Agreement. Although Rayonier Inc. is not liable for this loan, the shareholder loan instrument contains features with characteristics of both debt and equity and is therefore required to be classified as debt and consolidated. As the loan is effectively at call, the carrying amount is deemed to be the fair value. The entire balance of the shareholder loan remained classified as long-term debt at September 30, 2013 due to the ability and intent of the Company to refinance it on a long-term basis.
Debt Covenants
In connection with the New Zealand JV’s Senior Secured Facilities Agreement, covenants must be met, including generation of sufficient cash flows to meet a minimum interest coverage ratio of 1.25 to 1 on a quarterly basis and maintenance of a leverage ratio of bank debt versus the forest and land valuation below the covenant's maximum ratio of 40 percent. At September 30, 2013, the New Zealand JV was in compliance with all its covenants.
There were no other significant changes to the Company’s outstanding debt as reported in Note 11 — Debt in the Company’s 2012 Annual Report on Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Subsequent Event
On October 3, 2013, the third settlement of Senior Exchangeable Notes due 2015 in the amount of $10 million was completed. As a result, Rayonier recorded a $1 million loss on the redemption in the fourth quarter.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss was comprised of the following:

	Foreign currency translation gains	New Zealand joint venture cash flow hedges	Unrecognized components of employee benefit plans, net of tax		Total
Balance as of December 31, 2012	$38,829	$(3,628)	$(144,580)		$(109,379)
Other comprehensive income before reclassifications	237	809	530		1,576
Amounts reclassified from accumulated other comprehensive income	—	2,854	11,796	(a)	14,650
Net other comprehensive income	237	3,663	12,326		16,226
Balance as of September 30, 2013	$39,066	$35	$(132,254)		$(93,153)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic pension cost. See Note 15 — Employee Benefit Plans for additional information.

The following table presents details of the amounts reclassified in their entirety from AOCI for the nine months ended September 30, 2013:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the income statement
Loss from New Zealand joint venture cash flow hedges	$2,159	Gain related to consolidation of New Zealand joint venture
Realized loss on foreign exchange contracts	1,069	Other operating (income) expense, net
Noncontrolling interest benefit	(374)	Comprehensive income (loss) attributable to noncontrolling interest
Total loss reclassified from accumulated other comprehensive income	$2,854

18.	OTHER OPERATING INCOME (EXPENSE), NET
Other operating income (expense), net was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Lease income, primarily from hunting leases	$4,367	$1,357	$9,141	$6,263
Other non-timber income	573	433	1,651	2,324
Foreign currency (loss) gain	(2,050)	(979)	511	(1,165)
Loss on sale or disposal of property, plant & equipment	(276)	(75)	(974)	(1,807)
Insurance recoveries	—	—	—	2,319
Gain on foreign currency exchange contracts	221	—	156	—
Legal and corporate development costs	(1,494)	(1,042)	(5,932)	(1,806)
Total	$1,341	$(306)	$4,553	$6,128

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$384,784	$—	$384,784
Costs and Expenses
Cost of sales	—	—	—	287,150	—	287,150
Selling and general expenses	—	2,276	—	13,050	—	15,326
Other operating expense (income), net	—	738	—	(2,740)	661	(1,341)
	—	3,014	—	297,460	661	301,135
OPERATING (LOSS) INCOME	—	(3,014)	—	87,324	(661)	83,649
Interest expense	(3,190)	(162)	(7,115)	(2,564)	—	(13,031)
Interest and miscellaneous income (expense), net	2,538	770	(4,325)	271	—	(746)
Equity in income from subsidiaries	57,932	58,802	39,544	—	(156,278)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,280	56,396	28,104	85,031	(156,939)	69,872
Income tax benefit (expense)	65	1,536	3,627	(16,671)	(62)	(11,505)
NET INCOME	57,345	57,932	31,731	68,360	(157,001)	58,367
Less: Net income attributable to noncontrolling interest	—	—	—	1,022	—	1,022
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	57,345	57,932	31,731	67,338	(157,001)	57,345
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	17,887	17,887	2,084	24,259	(37,858)	24,259
New Zealand joint venture cash flow hedges	2,233	2,231	2,231	3,434	(6,696)	3,433
Amortization of pension and postretirement plans, net of income tax	3,639	3,639	2,747	2,747	(9,133)	3,639
Total other comprehensive loss	23,759	23,757	7,062	30,440	(53,687)	31,331
COMPREHENSIVE INCOME	81,104	81,689	38,793	98,800	(210,688)	89,698
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	8,594	—	8,594
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$81,104	$81,689	$38,793	$90,206	$(210,688)	$81,104

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$386,163	$—	$386,163
Costs and Expenses
Cost of sales	—	—	—	259,201	—	259,201
Selling and general expenses	—	2,762	—	12,714	—	15,476
Other operating expense (income), net	—	730	—	(424)	—	306
	—	3,492	—	271,491	—	274,983
Equity in income of New Zealand joint venture	—	—	—	66	—	66
OPERATING (LOSS) INCOME	—	(3,492)	—	114,738	—	111,246
Interest (expense) income	(3,136)	(196)	(10,244)	5,323	—	(8,253)
Interest and miscellaneous income (expense), net	1,630	1,594	(980)	(2,010)	—	234
Equity in income from subsidiaries	82,066	85,241	73,635	—	(240,942)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	80,560	83,147	62,411	118,051	(240,942)	103,227
Income tax (expense) benefit	—	(1,081)	4,096	(26,964)	—	(23,949)
INCOME FROM CONTINUING OPERATIONS	80,560	82,066	66,507	91,087	(240,942)	79,278
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	1,282	—	1,282
NET INCOME	80,560	82,066	66,507	92,369	(240,942)	80,560
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	5,373	5,373	107	4,887	(10,367)	5,373
New Zealand joint venture cash flow hedges	878	878	—	879	(1,757)	878
Amortization of pension and postretirement plans, net of income tax	3,401	3,401	2,578	(4,959)	(1,020)	3,401
Total other comprehensive income	9,652	9,652	2,685	807	(13,144)	9,652
COMPREHENSIVE INCOME	$90,212	$91,718	$69,192	$93,176	$(254,086)	$90,212

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,187,580	$—	$1,187,580
Costs and Expenses
Cost of sales	—	—	—	850,866	—	850,866
Selling and general expenses	—	7,357	—	40,997	—	48,354
Other operating (income) expense, net	(1,701)	1,187	—	(4,039)	—	(4,553)
	(1,701)	8,544	—	887,824	—	894,667
Equity in income of New Zealand joint venture	—	—	—	562	—	562
OPERATING INCOME (LOSS) BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	1,701	(8,544)	—	300,318	—	293,475
Gain related to consolidation of New Zealand joint venture	—	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(8,544)	—	316,416	—	309,573
Interest (expense) income	(9,879)	(680)	(20,730)	521	—	(30,768)
Interest and miscellaneous income (expense), net	6,716	2,403	(5,873)	(1,335)	—	1,911
Equity in income from subsidiaries	293,706	298,802	198,981	—	(791,489)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	292,244	291,981	172,378	315,602	(791,489)	280,716
Income tax benefit (expense)	—	1,725	9,164	(42,089)	—	(31,200)
INCOME FROM CONTINUING OPERATIONS	292,244	293,706	181,542	273,513	(791,489)	249,516
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	44,477	—	44,477
NET INCOME	292,244	293,706	181,542	317,990	(791,489)	293,993
Less: Net income attributable to noncontrolling interest	—	—	—	1,749	—	1,749
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	292,244	293,706	181,542	316,241	(791,489)	292,244
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	237	237	629	(2,967)	(1,103)	(2,967)
New Zealand joint venture cash flow hedges	3,663	3,663	1,014	4,209	(8,340)	4,209
Amortization of pension and postretirement plans, net of income tax	12,326	12,326	9,578	9,578	(31,482)	12,326
Total other comprehensive income	16,226	16,226	11,221	10,820	(40,925)	13,568
COMPREHENSIVE INCOME	308,470	309,932	192,763	328,810	(832,414)	307,561
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(909)	—	(909)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$308,470	$309,932	$192,763	$329,719	$(832,414)	$308,470

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non-Guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,070,830	$—	$1,070,830
Costs and Expenses
Cost of sales	—	—	—	738,480	—	738,480
Selling and general expenses	—	7,977	—	42,656	—	50,633
Other operating expense (income), net	—	742	—	(6,870)	—	(6,128)
	—	8,719	—	774,266	—	782,985
Equity in income of New Zealand joint venture	—	—	—	249	—	249
OPERATING (LOSS) INCOME	—	(8,719)	—	296,813	—	288,094
Interest (expense) income	(7,502)	(646)	(30,713)	2,728	—	(36,133)
Interest and miscellaneous income (expense), net	5,086	4,580	(3,022)	(6,350)	—	294
Equity in income from subsidiaries	205,492	211,635	179,787	—	(596,914)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	203,076	206,850	146,052	293,191	(596,914)	252,255
Income tax (expense) benefit	—	(1,358)	12,313	(65,242)	—	(54,287)
INCOME FROM CONTINUING OPERATIONS	203,076	205,492	158,365	227,949	(596,914)	197,968
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	5,108	—	5,108
NET INCOME	203,076	205,492	158,365	233,057	(596,914)	203,076
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	3,115	3,115	483	2,633	(6,231)	3,115
New Zealand joint venture cash flow hedges	86	86	—	86	(172)	86
Amortization of pension and postretirement plans, net of income tax	9,943	9,943	7,537	—	(17,480)	9,943
Total other comprehensive income	13,144	13,144	8,020	2,719	(23,883)	13,144
COMPREHENSIVE INCOME	$216,220	$218,636	$166,385	$235,776	$(620,797)	$216,220

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of September 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$172,938	$4,933	$20,995	$61,872	$—	$260,738
Accounts receivable, less allowance for doubtful accounts	—	22	1,596	122,742	—	124,360
Inventory	—	—	—	133,985	—	133,985
Deferred tax assets	—	—	—	62,914	—	62,914
Prepaid and other current assets	—	4,604	654	53,926	—	59,184
Total current assets	172,938	9,559	23,245	435,439	—	641,181
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,103,503	—	2,103,503
NET PROPERTY, PLANT AND EQUIPMENT	—	2,399	—	866,033	—	868,432
INVESTMENT IN SUBSIDIARIES	1,520,817	1,749,463	1,316,652	—	(4,586,932)	—
INTERCOMPANY NOTES RECEIVABLE	223,022	—	20,400	—	(243,422)	—
OTHER ASSETS	3,808	31,732	3,938	165,526	—	205,004
TOTAL ASSETS	$1,920,585	$1,793,153	$1,364,235	$3,570,501	$(4,830,354)	$3,818,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$884	$854	$97,232	$—	$98,970
Current maturities of long-term debt	—	—	10,000	—	—	10,000
Accrued taxes	—	3,529	—	16,617	—	20,146
Accrued payroll and benefits	—	12,969	—	13,515	—	26,484
Accrued interest	6,132	578	3,930	3,214	—	13,854
Accrued customer incentives	—	—	—	10,771	—	10,771
Other current liabilities	—	9,358	—	41,833	—	51,191
Current liabilities for dispositions and discontinued operations	—	—	—	8,446	—	8,446
Total current liabilities	6,132	27,318	14,784	191,628	—	239,862
LONG-TERM DEBT	325,000	—	1,029,770	291,567	—	1,646,337
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	67,125	—	67,125
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	131,037	—	27,626	—	158,663
OTHER NON-CURRENT LIABILITIES	—	8,818	—	12,436	—	21,254
INTERCOMPANY PAYABLE	—	105,163	—	102,854	(208,017)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,589,453	1,520,817	319,681	2,781,839	(4,622,337)	1,589,453
Noncontrolling interest	—	—	—	95,426	—	95,426
TOTAL SHAREHOLDERS’ EQUITY	1,589,453	1,520,817	319,681	2,877,265	(4,622,337)	1,684,879
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,920,585	$1,793,153	$1,364,235	$3,570,501	$(4,830,354)	$3,818,120

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$389,405	$394,700	$84,000	$291,478	$(825,347)	$334,236
INVESTING ACTIVITIES
Capital expenditures	—	(335)	—	(122,147)	—	(122,482)
Purchase of additional interest in New Zealand joint venture	—	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	—	(11,650)	—	(11,650)
Jesup mill cellulose specialties expansion	—	—	—	(137,392)	—	(137,392)
Proceeds from the disposition of Wood Products business	—	—	—	68,063	—	68,063
Change in restricted cash	—	—	—	3,989	—	3,989
Investment in Subsidiaries	(138,178)	(138,178)	(316,836)	—	593,192	—
Other	—	1,701	—	(1,542)	—	159
CASH USED FOR INVESTING ACTIVITIES	(138,178)	(136,812)	(316,836)	(340,558)	593,192	(339,192)
FINANCING ACTIVITIES
Issuance of debt	175,000	—	375,000	57,885	—	607,885
Repayment of debt	(325,000)	—	(56,527)	(71,936)	—	(453,463)
Dividends paid	(175,079)	—	—	—	—	(175,079)
Proceeds from the issuance of common shares	9,205	—	—	—	—	9,205
Excess tax benefits on stock-based compensation	—	—	—	8,189	—	8,189
Repurchase of common shares	(11,303)	—	—	—	—	(11,303)
Issuance of intercompany notes	(4,000)	—	—	4,000	—	—
Intercompany distributions	—	(256,921)	(84,000)	108,766	232,155	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(331,177)	(256,921)	234,473	106,904	232,155	(14,566)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(336)	—	(336)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(79,950)	967	1,637	57,488	—	(19,858)
Balance, beginning of year	252,888	3,966	19,358	4,384	—	280,596
Balance, end of period	$172,938	$4,933	$20,995	$61,872	$—	$260,738

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$23,916	$105,407	$12,000	$317,407	$(105,088)	$353,642
INVESTING ACTIVITIES
Capital expenditures	—	(240)	—	(111,775)	—	(112,015)
Purchase of timberlands	—	—	—	(11,632)	—	(11,632)
Jesup mill cellulose specialties expansion	—	—	—	(104,782)	—	(104,782)
Change in restricted cash	—	—	—	(12,796)	—	(12,796)
Investment in Subsidiaries	—	—	(5,536)	—	5,536	—
Other	—	(69)	—	4,350	—	4,281
CASH USED FOR INVESTING ACTIVITIES	—	(309)	(5,536)	(236,635)	5,536	(236,944)
FINANCING ACTIVITIES
Issuance of debt	325,000	—	15,000	15,000	—	355,000
Repayment of debt	(120,000)	(30,000)	(23,153)	(25,500)	—	(198,653)
Dividends paid	(152,358)	—	—	—	—	(152,358)
Proceeds from the issuance of common shares	20,732	—	—	—	—	20,732
Excess tax benefits on stock-based compensation	—	—	—	7,057	—	7,057
Debt issuance costs	(3,698)	—	—	—	—	(3,698)
Repurchase of common shares	(7,783)	—	—	—	—	(7,783)
Issuance of intercompany notes	(9,000)	—	—	9,000	—	—
Intercompany distributions	—	(24,529)	(12,000)	(63,023)	99,552	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	52,893	(54,529)	(20,153)	(57,466)	99,552	20,297
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(123)	—	(123)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	76,809	50,569	(13,689)	23,183	—	136,872
Balance, beginning of year	—	8,977	59,976	9,650	—	78,603
Balance, end of period	$76,809	$59,546	$46,287	$32,833	$—	$215,475

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$384,784	$—	$384,784
Costs and Expenses
Cost of sales	—	—	287,150	—	287,150
Selling and general expenses	—	2,276	13,050	—	15,326
Other operating expense (income), net	—	738	(2,740)	661	(1,341)
	—	3,014	297,460	661	301,135
OPERATING (LOSS) INCOME	—	(3,014)	87,324	(661)	83,649
Interest expense	(3,190)	(7,277)	(2,564)	—	(13,031)
Interest and miscellaneous income (expense), net	2,538	(3,555)	271	—	(746)
Equity in income from subsidiaries	57,932	66,610	—	(124,542)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,280	52,764	85,031	(125,203)	69,872
Income tax benefit (expense)	65	5,168	(16,671)	(67)	(11,505)
NET INCOME	57,345	57,932	68,360	(125,270)	58,367
Less: Net income attributable to noncontrolling interest	—	—	1,022	—	1,022
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	57,345	57,932	67,338	(125,270)	57,345
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	17,887	17,887	24,259	(35,774)	24,259
New Zealand joint venture cash flow hedges	2,233	2,231	3,434	(4,465)	3,433
Amortization of pension and postretirement plans, net of income tax	3,639	3,639	2,747	(6,386)	3,639
Total other comprehensive income	23,759	23,757	30,440	(46,625)	31,331
COMPREHENSIVE INCOME	81,104	81,689	98,800	(171,895)	89,698
Less: Comprehensive income attributable to noncontrolling interest	—	—	8,594	—	8,594
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$81,104	$81,689	$90,206	$(171,895)	$81,104

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$386,163	$—	$386,163
Costs and Expenses
Cost of sales	—	—	259,201	—	259,201
Selling and general expenses	—	2,762	12,714	—	15,476
Other operating income (expense), net	—	730	(424)	—	306
	—	3,492	271,491	—	274,983
Equity in income of New Zealand joint venture	—	—	66	—	66
OPERATING (LOSS) INCOME	—	(3,492)	114,738	—	111,246
Interest (expense) income	(3,136)	(10,440)	5,323	—	(8,253)
Interest and miscellaneous income (expense), net	1,630	614	(2,010)	—	234
Equity in income from subsidiaries	82,066	92,369	—	(174,435)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	80,560	79,051	118,051	(174,435)	103,227
Income tax benefit (expense)	—	3,015	(26,964)	—	(23,949)
INCOME FROM CONTINUING OPERATIONS	80,560	82,066	91,087	(174,435)	79,278
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	1,282	—	1,282
NET INCOME	80,560	82,066	92,369	(174,435)	80,560
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	5,373	5,373	4,887	(10,260)	5,373
New Zealand joint venture cash flow hedges	878	878	879	(1,757)	878
Amortization of pension and postretirement plans, net of income tax	3,401	3,401	(4,959)	1,558	3,401
Total other comprehensive income	9,652	9,652	807	(10,459)	9,652
COMPREHENSIVE INCOME	$90,212	$91,718	$93,176	$(184,894)	$90,212

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$1,187,580	$—	$1,187,580
Costs and Expenses
Cost of sales	—	—	850,866	—	850,866
Selling and general expenses	—	7,357	40,997	—	48,354
Other operating (income) expense, net	(1,701)	1,187	(4,039)	—	(4,553)
	(1,701)	8,544	887,824	—	894,667
Equity in income of New Zealand joint venture	—	—	562	—	562
OPERATING INCOME (LOSS) BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	1,701	(8,544)	300,318	—	293,475
Gain on consolidation of New Zealand joint venture	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(8,544)	316,416	—	309,573
Interest (expense) income	(9,879)	(21,410)	521	—	(30,768)
Interest and miscellaneous income (expense), net	6,716	(3,470)	(1,335)	—	1,911
Equity in income from subsidiaries	293,706	316,241	—	(609,947)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	292,244	282,817	315,602	(609,947)	280,716
Income tax benefit (expense)	—	10,889	(42,089)	—	(31,200)
INCOME FROM CONTINUING OPERATIONS	292,244	293,706	273,513	(609,947)	249,516
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	44,477	—	44,477
NET INCOME	292,244	293,706	317,990	(609,947)	293,993
Less: Net income attributable to noncontrolling interest	—	—	1,749	—	1,749
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	292,244	293,706	316,241	(609,947)	292,244
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	237	237	(2,967)	(474)	(2,967)
New Zealand joint venture cash flow hedges	3,663	3,663	4,209	(7,326)	4,209
Amortization of pension and postretirement plans, net of income tax	12,326	12,326	9,578	(21,904)	12,326
Total other comprehensive income	16,226	16,226	10,820	(29,704)	13,568
COMPREHENSIVE INCOME	308,470	309,932	328,810	(639,651)	307,561
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(909)	—	(909)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$308,470	$309,932	$329,719	$(639,651)	$308,470

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	All Other Subsidiaries (Non- guarantors)	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$1,070,830	$—	$1,070,830
Costs and Expenses
Cost of sales	—	—	738,480	—	738,480
Selling and general expenses	—	7,977	42,656	—	50,633
Other operating expense (income), net	—	742	(6,870)	—	(6,128)
	—	8,719	774,266	—	782,985
Equity in income of New Zealand joint venture	—	—	249	—	249
OPERATING (LOSS) INCOME	—	(8,719)	296,813	—	288,094
Interest (expense) income	(7,502)	(31,359)	2,728	—	(36,133)
Interest and miscellaneous income (expense), net	5,086	1,558	(6,350)	—	294
Equity in income from subsidiaries	205,492	233,057	—	(438,549)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	203,076	194,537	293,191	(438,549)	252,255
Income tax benefit (expense)	—	10,955	(65,242)	—	(54,287)
INCOME FROM CONTINUING OPERATIONS	203,076	205,492	227,949	(438,549)	197,968
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	5,108	—	5,108
NET INCOME	203,076	205,492	233,057	(438,549)	203,076
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	3,115	3,115	2,633	(5,748)	3,115
New Zealand joint venture cash flow hedges	86	86	86	(172)	86
Amortization of pension and postretirement plans, net of income tax	9,943	9,943	—	(9,943)	9,943
Total other comprehensive income	13,144	13,144	2,719	(15,863)	13,144
COMPREHENSIVE INCOME	$216,220	$218,636	$235,776	$(454,412)	$216,220

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of September 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$172,938	$25,928	$61,872	$—	$260,738
Accounts receivable, less allowance for doubtful accounts	—	1,618	122,742	—	124,360
Inventory	—	—	133,985	—	133,985
Deferred tax asset	—	—	62,914	—	62,914
Prepaid and other current assets	—	5,258	53,926	—	59,184
Total current assets	172,938	32,804	435,439	—	641,181
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,103,503	—	2,103,503
NET PROPERTY, PLANT AND EQUIPMENT	—	2,399	866,033	—	868,432
INVESTMENT IN JOINT VENTURE	—	—	—	—	—
INVESTMENT IN SUBSIDIARIES	1,520,817	2,746,434	—	(4,267,251)	—
INTERCOMPANY NOTES RECEIVABLE	223,022	20,400	—	(243,422)	—
OTHER ASSETS	3,808	35,670	165,526	—	205,004
TOTAL ASSETS	$1,920,585	$2,837,707	$3,570,501	$(4,510,673)	$3,818,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,738	$97,232	$—	$98,970
Current maturities of long-term debt	—	10,000	—	—	10,000
Accrued taxes	—	3,529	16,617	—	20,146
Accrued payroll and benefits	—	12,969	13,515	—	26,484
Accrued interest	6,132	4,508	3,214	—	13,854
Accrued customer incentives	—	—	10,771	—	10,771
Other current liabilities	—	9,358	41,833	—	51,191
Current liabilities for dispositions and discontinued operations	—	—	8,446	—	8,446
Total current liabilities	6,132	42,102	191,628	—	239,862
LONG-TERM DEBT	325,000	1,029,770	291,567	—	1,646,337
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	67,125	—	67,125
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	131,037	27,626	—	158,663
OTHER NON-CURRENT LIABILITIES	—	8,818	12,436	—	21,254
INTERCOMPANY PAYABLE	—	105,163	102,854	(208,017)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,589,453	1,520,817	2,781,839	(4,302,656)	1,589,453
Noncontrolling interest	—	—	95,426	—	95,426
TOTAL SHAREHOLDERS’ EQUITY	1,589,453	1,520,817	2,877,265	(4,302,656)	1,684,879
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,920,585	$2,837,707	$3,570,501	$(4,510,673)	$3,818,120

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$389,405	$394,700	$291,478	$(741,347)	$334,236
INVESTING ACTIVITIES
Capital expenditures	—	(335)	(122,147)	—	(122,482)
Purchase of additional interest in New Zealand joint venture	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	(11,650)	—	(11,650)
Jesup mill cellulose specialties expansion	—	—	(137,392)	—	(137,392)
Proceeds from the disposition of Wood Products business	—	—	68,063	—	68,063
Change in restricted cash	—	—	3,989	—	3,989
Investment in Subsidiaries	(138,178)	(455,014)	—	593,192	—
Other	—	1,701	(1,542)	—	159
CASH USED FOR INVESTING ACTIVITIES	(138,178)	(453,648)	(340,558)	593,192	(339,192)
FINANCING ACTIVITIES
Issuance of debt	175,000	375,000	57,885	—	607,885
Repayment of debt	(325,000)	(56,527)	(71,936)	—	(453,463)
Dividends paid	(175,079)	—	—	—	(175,079)
Proceeds from the issuance of common shares	9,205	—	—	—	9,205
Excess tax benefits on stock-based compensation	—	—	8,189	—	8,189
Debt issuance costs	—	—	—	—	—
Repurchase of common shares	(11,303)	—	—	—	(11,303)
Issuance of intercompany notes	(4,000)	—	4,000	—	—
Intercompany distributions	—	(256,921)	108,766	148,155	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(331,177)	61,552	106,904	148,155	(14,566)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(336)	—	(336)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(79,950)	2,604	57,488	—	(19,858)
Balance, beginning of year	252,888	23,324	4,384	—	280,596
Balance, end of period	$172,938	$25,928	$61,872	$—	$260,738

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2012
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$23,916	$105,407	$317,407	$(93,088)	$353,642
INVESTING ACTIVITIES
Capital expenditures	—	(240)	(111,775)	—	(112,015)
Purchase of timberlands	—	—	(11,632)	—	(11,632)
Jesup mill cellulose specialties expansion	—	—	(104,782)	—	(104,782)
Change in restricted cash	—	—	(12,796)	—	(12,796)
Investment in Subsidiaries	—	(5,536)	—	5,536	—
Other	—	(69)	4,350	—	4,281
CASH USED FOR INVESTING ACTIVITIES	—	(5,845)	(236,635)	5,536	(236,944)
FINANCING ACTIVITIES
Issuance of debt	325,000	15,000	15,000	—	355,000
Repayment of debt	(120,000)	(53,153)	(25,500)	—	(198,653)
Dividends paid	(152,358)	—	—	—	(152,358)
Proceeds from the issuance of common shares	20,732	—	—	—	20,732
Excess tax benefits on stock-based compensation	—	—	7,057	—	7,057
Debt issuance costs	(3,698)	—	—	—	(3,698)
Repurchase of common shares	(7,783)	—	—	—	(7,783)
Issuance of intercompany notes	(9,000)	—	9,000	—	—
Intercompany distributions	—	(24,529)	(63,023)	87,552	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	52,893	(62,682)	(57,466)	87,552	20,297
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(123)	—	(123)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	76,809	36,880	23,183	—	136,872
Balance, beginning of year	—	68,953	9,650	—	78,603
Balance, end of period	$76,809	$105,833	$32,833	$—	$215,475

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Executive Overview
Recent Developments
In July 2013, we completed the cellulose specialties expansion (“CSE”) project for a total cost of $388 million. This project converted approximately 260,000 tons of absorbent materials capacity, primarily fluff fibers, into approximately 190,000 tons of cellulose specialties capacity. In the third quarter, we restarted the converted production line and began the qualification process for the line's cellulose specialties production with our customers. During this phase-in period, we expect to produce cellulose specialties, commodity viscose and other products with the additional production capacity. Over time, we expect to increase our sales into the cellulose specialties markets as market demand increases, while exiting the commodity viscose business.
Industry and Market Conditions
From 2008 through most of 2012, the cellulose specialties market was very tight, as demand steadily increased while very little new supply was added. This tightness was evident in 2010, prompting our customers to request we add capacity to support their growth plans.
However, in early 2013, certain end markets (particularly in Europe) such as tire cord and construction ethers weakened, and competitors began trying to place volumes into stronger end markets such as acetate tow. Additionally, commodity viscose prices remain low which provides incentive for swing producers to attempt to increase volumes into cellulose specialties. Finally, additional cellulose specialties capacity is impacting the market.
We are currently negotiating 2014 prices with our customers. Because of the market conditions noted above, our negotiations with some customers have been more difficult than in previous years. Additionally, we are negotiating a new agreement with a customer whose existing multi-year agreement expires at the end of 2013. This customer’s volume in 2013 was approximately 75,000 tons of cellulose specialties. Although this customer indicated its intention to enter into a new multi-year agreement with 2014 volumes of 50,000 tons, we have been unable to reach agreement on a final contract to date. If we are unable to reach agreement, or can only reach agreement on lower volumes, our 2014 operating results would likely be adversely affected.
As a result of these recent market changes, it is possible that our 2014 incremental cellulose specialties volume may only be approximately 25,000 – 40,000 tons versus the prior estimate of 90,000 tons. The remainder of our 2014 production would be commodity viscose/other. Additionally, we are now planning to extend our scheduled 2014 maintenance outage to perform boiler maintenance previously scheduled for 2015. This would reduce 2014 production by about 30,000 tons, further impacting 2014 results, but providing the ability to produce more cellulose specialties in 2015.

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

At September 30, 2013, derivative assets and liabilities were $2.3 million and $7.6 million, respectively. See Note 9 — Derivative Financial Instruments and Hedging Activities for additional information about our use of derivatives.

For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report on Form 10-K.
Segments
We are a leading international forest products company primarily engaged in timberland management, the sale of real estate, and the production and sale of high-value specialty cellulose fibers. We operate in three reportable business segments: Forest Resources, Real Estate and Performance Fibers. Prior to the first quarter of 2013, the Company operated in four reportable business segments, which included Wood Products. In March 2013, the Company sold its Wood Products business and its operations are shown as discontinued operations for all periods presented. See Note 2 — Sale of Wood Products Business for additional information. In April 2013, the Company purchased an additional 39 percent interest in Matariki Forestry Group, a joint venture (“New Zealand JV”) that owns or leases approximately 0.3 million acres of New Zealand timberlands. As a result of the acquisition, Rayonier is a 65 percent owner of the New Zealand JV and 100 percent of the results of its operations have been included within the Forest Resources segment, in the Company’s consolidated financial statements. See Note 6 — Joint Venture Investment for additional information.
Forest Resources sales include all activities which relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by our real estate subsidiary, TerraPointe LLC.
The Performance Fibers segment included two major product lines, cellulose specialties and absorbent materials. Beginning in the third quarter of 2013 and in conjunction with the completion of the CSE project, the Company’s Jesup mill discontinued producing absorbent materials and began producing commodity viscose during the transition to higher cellulose specialties volume. Commodity Viscose/Other includes commodity viscose and incremental off-grade.
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2013	2012	2013	2012
Sales
Forest Resources
Atlantic	$16	$16	$53	$46
Gulf States	15	11	40	31
Northern	29	30	83	80
New Zealand	51	3	101	8
Total Forest Resources	111	60	277	165
Real Estate
Development	1	—	3	—
Rural	13	7	24	30
Non-Strategic Timberlands	—	6	25	7
Total Real Estate	14	13	52	37
Performance Fibers
Cellulose specialties	200	247	680	680
Viscose/other	15	—	15	—
Absorbent materials	9	41	66	114
Total Performance Fibers	224	288	761	794
Other Operations	36	25	98	75
Total Sales	$385	$386	$1,188	$1,071

Operating Income (Loss)
Forest Resources	$23	$11	$57	$27
Real Estate	8	8	30	21
Performance Fibers	63	101	233	266
Other Operations	—	—	2	—
Corporate and other (a)	(10)	(9)	(12)	(26)
Operating Income	84	111	310	288
Interest Expense, Interest Income and Other	(14)	(8)	(29)	(36)
Income Tax Expense	(12)	(24)	(31)	(54)
Income from Continuing Operations	$58	$79	$250	$198
Discontinued Operations, Net	—	2	44	5
Net Income	$58	$81	$294	$203
Less: Net income Attributable to Noncontrolling Interest	1	—	2	—
Net Income Attributable to Rayonier Inc.	$57	$81	$292	$203

Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.44	$0.61	$1.89	$1.54
Discontinued Operations	—	0.01	0.34	0.04
Net Income	$0.44	$0.62	$2.23	$1.58
(a) The nine months ended September 30, 2013 included a $16.1 million gain related to the consolidation of the New Zealand JV.

FOREST RESOURCES

Sales (in millions)	2012	Changes Attributable to:		2013
Three Months Ended September 30,		Price	Volume/ Mix/Other
Atlantic	$16	$2	$(2)	$16
Gulf States	11	2	2	15
Northern	30	3	(4)	29
New Zealand (a)	3	5	43	51
Total Sales	$60	$12	$39	$111
(a) Third quarter 2013 included $51 million of sales from the consolidation of the New Zealand JV.

Sales (in millions)	2012	Changes Attributable to:		2013
Nine Months Ended September 30,		Price	Volume/ Mix/Other
Atlantic	$46	$5	$2	$53
Gulf States	31	3	6	40
Northern	80	10	(7)	83
New Zealand (a)	8	16	77	101
Total Sales	$165	$34	$78	$277

(a)Year-to-date 2013 included $99 million of sales from the consolidation of the New Zealand JV.

Operating Income (in millions)	2012	Changes Attributable to:			2013
Three Months Ended September 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$3	$2	$(1)	$—	$4
Gulf States	1	2	—	2	5
Northern	7	3	—	(1)	9
New Zealand/Other	—	5	—	—	5
Total Operating Income	$11	$12	$(1)	$1	$23

Operating Income (in millions)	2012	Changes Attributable to:			2013
Nine Months Ended September 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$8	$5	$1	$1	$15
Gulf States	3	3	1	3	10
Northern	15	10	3	(4)	24
New Zealand/Other	1	16	—	(9)	8
Total Operating Income	$27	$34	$5	$(9)	$57

In the Atlantic region, 2013 third quarter sales were comparable to 2012 but increased 14 percent for the nine months ended September 30, 2013 compared to 2012. Operating income increased for the three and nine months ended September 30, 2013 compared to prior year periods. Improved results were driven by higher prices from sustained rainfalls which limited supply, and steady demand.
The Gulf region’s sales and operating income for the 2013 periods improved over prior year primarily due to higher sawlog demand and increased volumes as a result of our Texas acquisition at the end of 2012. Results also benefited from higher non-timber income.
Northern region sales were comparable in the third quarter compared to the prior year period, while on a year-to-date basis sales increased due to higher stumpage and delivered log prices driven by stronger export and domestic demand. Operating income increased in the third quarter and year-to-date 2013 periods due to the higher prices, partially offset by increased logging and road maintenance costs.
In April 2013, we acquired an additional 39 percent ownership interest in our New Zealand JV for $140 million. As a 65 percent owner, we began consolidating 100 percent of the New Zealand JV’s results of operations in the second quarter of 2013. The 2013 higher sales and operating results for New Zealand JV reflect this increased ownership.

REAL ESTATE
Our real estate holdings are primarily in the southeastern U.S. We segregate these real estate holdings into three groups: development HBU, rural HBU and non-strategic timberlands. Our strategy is to extract maximum value from our HBU properties while selling non-strategic holdings to reinvest in more strategic properties.

Sales (in millions)	2012	Changes Attributable to:		2013
Three Months Ended September 30,		Price	Volume/Mix
Development	$—	$—	$1	$1
Rural	7	(7)	13	13
Non-Strategic Timberlands	6	—	(6)	—
Total Sales	$13	$(7)	$8	$14

Sales (in millions)	2012	Changes Attributable to:		2013
Nine Months Ended September 30,		Price	Volume/Mix
Development	$—	$1	$2	$3
Rural	30	(7)	1	24
Non-Strategic Timberlands	7	15	3	25
Total Sales	$37	$9	$6	$52

Operating Income (in millions)	2012	Changes Attributable to:		2013
Three Months Ended September 30,		Price	Volume/Mix
Total Operating Income	$8	$(7)	$7	$8

Operating Income (in millions)	2012	Changes Attributable to:		2013
Nine Months Ended September 30,		Price	Volume/Mix
Total Operating Income	$21	$9	$—	$30

Third quarter sales of $14 million were slightly higher than the prior year period, while operating income of $8 million was consistent with 2012. On a year-to-date basis, sales and operating income were $15 million and $9 million above 2012, respectively, as higher non-strategic prices and volumes more than offset lower rural prices. Third quarter and year-to-date rural prices reflect a 4,500 acre sale in which we retained timber harvest rights.

PERFORMANCE FIBERS
As a result of the start-up of the CSE project at our Jesup mill, we intend to exit the commodity absorbent materials business. In the third quarter, we began producing commodity viscose at the Jesup mill. Commodity viscose is a dissolving wood pulp used primarily in the manufacture of textiles. We plan to produce commodity viscose on the converted line until the cellulose specialties market grows enough to absorb the additional 190,000 tons of capacity.

Sales (in millions)	2012	Changes Attributable to:		2013
Three Months Ended September 30,		Price	Volume/ Mix
Cellulose specialties	$247	$6	$(53)	$200
Viscose/other	—	—	15	15
Absorbent materials	41	(2)	(30)	9
Total Sales	$288	$4	$(68)	$224

Sales (in millions)	2012	Changes Attributable to:		2013
Nine Months Ended September 30,		Price	Volume/ Mix
Cellulose specialties	$680	$14	$(14)	$680
Viscose/other	—	—	15	15
Absorbent materials	114	(8)	(40)	66
Total Sales	$794	$6	$(39)	$761

Cellulose specialties prices improved in 2013 versus the prior year periods while volumes decreased 21 percent and 2 percent for the quarter and year-to-date, respectively, due to the timing of customer orders. Absorbent materials sales decreased from the prior year periods as prices and volumes declined, reflecting weakness in that market and our transition away from this business in conjunction with the completion of the CSE project.

Operating Income (in millions)	2012	Changes Attributable to:				2013
		Cellulose Specialties			Other
Three Months Ended September 30,		Price	Volume	Cost/Mix
Total Operating Income	$101	$6	$(21)	$(7)	$(16)	$63

Operating Income (in millions)	2012	Changes Attributable to:				2013
		Cellulose Specialties			Other
Nine Months Ended September 30,		Price	Volume	Cost/Mix
Total Operating Income	$266	$14	$(6)	$(9)	$(32)	$233

Operating income declined $38 million and $33 million for the three and nine months ended September 30, 2013 due to the lower cellulose specialties volumes, the planned extended shutdown at the Jesup mill and higher wood and production costs. The 2013 results also reflect a product mix shift from absorbent materials to commodity viscose as a result of the CSE project transition.
The total cost for the CSE project at our Jesup mill is $388 million. We expect to reach the full production rate of 190,000 tons of new cellulose specialties capacity in 2017/2018 based on expected cellulose specialties market annual growth of 50,000 tons. However, this timing could vary based on actual demand growth, additional capacity from competitors and market share changes. As production of cellulose specialties increases, we anticipate total sales and operating income to increase as higher prices received on the additional cellulose specialties volumes more than offset expected cost increases of approximately 11 percent for 2013 and the net 70,000 metric ton reduction in overall production capacity. For the quarter ended September 30, 2013, our cellulose specialties average sales price of $1,941 per metric ton was $1,338 above our absorbent materials average sales price per metric ton.
OTHER OPERATIONS
Sales from our New Zealand log trading business increased $11 million and $23 million in 2013 over the prior year three and nine month periods, respectively, due to increased Asian demand. Operating income increased $2 million during the nine months ended September 30, 2013, due to higher sales and foreign currency exchange gains.
Corporate and Other Expense/Eliminations
Third quarter 2013 corporate and other operating expenses of $10 million were comparable to the prior year period. Expenses for the year-to-date period decreased $14 million from 2012, primarily due to the $16 million gain related to the consolidation of the New Zealand JV. This gain included the recognition of a $10 million deferred gain based on the original sale of our New Zealand operations to the JV in 2005 and a $6 million benefit due to the required fair market value remeasurement of our equity interest in the JV held before the purchase of the additional interest. Excluding the gain related to the consolidation of the New Zealand JV, corporate and other expenses increased $2 million due to higher legal expenses.
Interest Expense/Income and Income Tax Expense
Third quarter interest and other expenses were $6 million above the prior year third quarter primarily due to a $3 million charge on the early redemption by the noteholders of $31.5 million of our $172.5 million Senior Exchangeable Notes due in 2015. The charge represents the difference between the carrying value and the fair market value of the debt and the write off of certain debt costs due to the early redemption. Another $10 million of these Notes were redeemed in early October which will result in an additional fourth quarter charge of $1 million. Also, third quarter 2012 included a reversal of a $3 million interest accrual related to the alternative fuel mixture credit (“AFMC”) for cellulosic biofuel producer credit (“CBPC”) exchange. Year-to-date interest and other expenses were $7 million below the prior year period primarily due to lower borrowing rates and higher capitalized interest related to the CSE project.
The third quarter effective tax rate before discrete items was 19.8 percent compared to 26.8 percent in the prior year period. The year-to-date effective tax rate before discrete items was 21.3 percent compared to 26.5 percent in the prior year period. The current quarter and year-to-date decline in the effective tax rates was primarily due to proportionally higher earnings from REIT operations in 2013 and a benefit associated with the internal transfer of timberland properties. Including discrete items, the third quarter effective tax rate was 16.5 percent versus 23.2 percent in the prior year period. On a year-to-date basis, the effective tax rate was 11.1 percent compared to 21.5 percent in 2012, as the 2013 AFMC for CBPC exchange was higher than the 2012 exchange. See Note 4 —  Income Taxes for additional information.
Outlook
In Forest Resources, we expect recent improved pricing to be sustained as we capitalize on local market conditions in the Southeast and benefit from strong export and domestic demand in the Northwest and in New Zealand. In Real Estate, we anticipate fourth quarter sales and earnings will be substantially above third quarter due to the timing of closings and demand for non-strategic properties. In this transition phase for Performance Fibers, the quality of cellulose specialties produced from our recently converted Jesup mill C-line has been excellent and the qualification process with customers is proceeding well. Overall, excluding the results of the Wood Products business and gain on sale, and the gain related to consolidation of our New Zealand JV, we continue to expect 2013 operating income will be slightly above 2012, and 2013 EPS will be moderately above 2012 reflecting lower income tax and interest expense.
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
Summary of Liquidity and Financing Commitments (in millions of dollars)

	September 30,	December 31,
	2013	2012
Cash and cash equivalents (a)	$261	$281
Total debt	1,656	1,270
Shareholders’ equity	1,685	1,438
Total capitalization (total debt plus equity)	3,341	2,708
Debt to capital ratio	50%	47%
(a) Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30:

	2013	2012
Cash provided by (used for):
Operating activities	$334	$354
Investing activities	(339)	(237)
Financing activities	(15)	20

Cash Provided by Operating Activities
Cash provided by operating activities decreased primarily due to the Company’s election to pay $70 million to exchange the AFMC for the CBPC. This resulted in a $19 million discrete tax benefit in 2013 reflecting reduced future tax payments of $89 million, including approximately $50 million realized during 2013 and $39 million expected to be realized in the first half of 2014. The tax payment was partially offset by improved results in the Forest Resources segment.
Cash Used for Investing Activities
Cash used for investing activities increased mainly due to the purchase of an additional 39 percent interest in the New Zealand JV for $140 million and higher capital expenditures including the CSE project. This spending was partially offset by net proceeds of $68 million from the sale of our Wood Products business and a change in restricted cash due to the timing of like-kind exchanges.
Cash Used for Financing Activities
Cash used for financing activities increased as dividends paid rose $23 million due to two increases in the quarterly dividend rate since June 2012. Additionally, cash provided by the issuance of common shares decreased due to lower option exercises in 2013.
Expected 2013 Expenditures
Capital expenditures in 2013 are forecasted between $155 million and $165 million, excluding strategic timberland acquisitions, the CSE project and the purchase of the additional interest in our New Zealand JV. We spent $141 million through the third quarter of 2013 on the CSE project and expect total CSE project cost to be $388 million. Annual dividend payments are expected to increase from $207 million in 2012 to $237 million in 2013 including the increase in the quarterly dividend rate from 44 cents to 49 cents per share effective with the third quarter payment.
We have no mandatory pension contributions in 2013. Cash payments for income taxes in 2013 are anticipated to be between $75 million and $80 million, excluding taxes related to the gain on the Wood Products sale. Expenditures for environmental costs related to our dispositions and discontinued operations are expected to be $8 million. See Note 13 — Liabilities for Dispositions and Discontinued Operations for further information.

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
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income to EBITDA Reconciliation
Net Income	$58	$81	$294	$203
Interest, net	14	8	29	36
Income tax expense, continuing operations	12	24	31	54
Income tax expense, discontinued operations	—	—	22	3
Depreciation, depletion and amortization	53	35	132	100
Depreciation, depletion and amortization from discontinued operations	—	1	1	2
EBITDA	$137	$149	$509	$398

EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
EBITDA by Segment
Forest Resources	$51	$30	$129	$80
Real Estate	10	9	39	26
Performance Fibers	85	116	284	308
Other Operations	—	—	2	—
Corporate and other	(9)	(6)	55	(16)
EBITDA	$137	$149	$509	$398
Third quarter 2013 EBITDA decreased from 2012 due to lower Performance Fibers results, partially offset by higher Forest Resources results. The nine months ended 2013 EBITDA (Corporate and other) includes a $64 million gain on the sale of Wood Products and a $16 million gain related to the consolidation of the New Zealand JV. EBITDA was above the prior year period primarily due to these items as well as higher operating results in Forest Resources and Real Estate.
The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Performance Fibers	Other Operations	Corporate and Other	Total
Three Months Ended September 30, 2013
Operating Income	$23	$8	$63	$—	$(10)	$84
Add: Depreciation, depletion and amortization	28	2	22	—	1	53
EBITDA	$51	$10	$85	$—	$(9)	$137

Three Months Ended September 30, 2012
Operating Income	$11	$8	$101	$—	$(9)	$111
Add: Depreciation, depletion and amortization	19	1	15	—	—	35
Add: Income from discontinued operations	—	—	—	—	2	2
Add: Depreciation, depletion and amortization from discontinued operations	—	—	—	—	1	1
EBITDA	$30	$9	$116	$—	$(6)	$149

Nine Months Ended September 30, 2013
Operating Income	$57	$30	$233	$2	$(13)	$309
Add: Depreciation, depletion and amortization	72	9	51	—	—	132
Add: Income from discontinued operations	—	—	—	—	67	67
Add: Depreciation, depletion and amortization from discontinued operations	—	—	—	—	1	1
EBITDA	$129	$39	$284	$2	$55	$509

Nine Months Ended September 30, 2012
Operating Income	$27	$21	$266	$—	$(26)	$288
Add: Depreciation, depletion and amortization	53	5	42	—	—	100
Add: Income from discontinued operations	—	—	—	—	8	8
Add: Depreciation, depletion and amortization from discontinued operations	—	—	—	—	2	2
EBITDA	$80	$26	$308	$—	$(16)	$398

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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2013	2012
Cash provided by operating activities	$334	$354
Capital expenditures (a)	(122)	(112)
Change in committed cash	1	6
Excess tax benefits on stock-based compensation	8	7
Other	1	6
CAD	222	261
Mandatory debt repayments	(32)	(23)
Adjusted CAD	$190	$238

Cash used for investing activities	$(339)	$(237)
Cash (used for) provided by financing activities	$(15)	$20

(a)
Capital expenditures exclude strategic capital. Strategic capital totaled $141 million for the CSE, $140 million for the New Zealand acquisition and $12 million for timberland acquisitions for the nine months ended September 30, 2013. Strategic capital totaled $131 million for the CSE and $12 million for timberland acquisitions for the nine months ended September 30, 2012.

Adjusted CAD was lower in 2013 primarily due to a $70 million tax payment to exchange AFMC for CBPC as well as higher capital expenditures and mandatory debt repayments. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
During the nine months ended September 30, 2013, we had no net activity on our $450 million unsecured revolving credit facility. The Company had $172 million of available borrowings under this facility at September 30, 2013. For the nine months ended September 30, 2013, we borrowed an additional $200 million on our term credit agreement for general corporate purposes.
As of June 30, 2013, the $172.5 million 4.50% Senior Exchangeable Notes due 2015 became exchangeable at the option of the holders for the calendar quarter ending September 30, 2013. According to the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. During the three months ended September 30, 2013, three groups of note holders elected to exercise their right to redeem $41.5 million. As of September 30, 2013, two redemptions in the amount of $31.5 million have settled. The third redemption of $10 million was settled on October 3, 2013 and classified as short-term debt at September 30, 2013.
These notes are also exchangeable in the fourth quarter based upon the average stock price for the 30 trading days ending September 30, 2013. If the note holders exercise their options prior to December 31, 2013, the Company intends to repay the principal of the notes by accessing its revolving credit facility. Any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier.
In connection with our installment note, term credit agreement and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, ratios based on consolidated funded debt compared to consolidated net worth, ratios of subsidiary debt to consolidated net tangible assets and ratios of cash flows to fixed charges. Covenants must also be met in connection with the New Zealand JV’s credit facility, including ratios of debt to forestry and land valuations and ratios of operating cash flows to financing costs. As of September 30, 2013, we were in compliance with all applicable covenants. In addition to these financial covenants, the installment note, mortgage note, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others.

Contractual Financial Obligations and Off-Balance Sheet Arrangements

The following table updates our contractual financial obligations and anticipated cash spending:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2013	2014-2015	2016-2017	Thereafter
Long-term debt — New Zealand JV (a)	$195	$—	$—	$195	$—
Long-term debt — existing term credit agreement (b)	200	—	—	—	200
Interest payments on long-term debt (c)	47	3	24	13	7
Operating leases — New Zealand JV timberland	113	1	6	6	100
Purchase obligations — derivatives (d)	7	—	—	1	6
Operating leases (e)	23	—	1	4	18
Purchase obligations — wood chips (f)	36	2	17	17	—
Total contractual cash obligations	$621	$6	$48	$236	$331

(a)	Contractual payments were calculated based on outstanding principal amounts and maturity dates as of September 30, 2013.

(b)	See Note 16 — Debt for details on the additional borrowing on the term credit agreement.

(c)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2013.

(d)	Purchase obligations represent payments expected to be made on derivative instruments held in New Zealand. See Note 9 — Derivative Financial Instruments and Hedging Activities.

(e)	Includes operating leases related to the New Zealand JV, which has been consolidated as a result of our acquisition of a controlling interest and the Jesup mill natural gas transportation contract.

(f)	See Note 12 — Commitments for details on the wood chip purchase agreement.
Excluding the obligations outlined above, we have no material changes to the Contractual Financial Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K. See Note 11 — Guarantees for details on the letters of credit, surety bonds and guarantees as of September 30, 2013.
Sales Volumes by Segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Forest Resources — in thousands of short green tons
Atlantic	743	847	2,515	2,407
Gulf States	572	509	1,495	1,354
Northern	516	529	1,483	1,396
New Zealand	695	—	1,311	—
Total	2,526	1,885	6,804	5,157
Real Estate — in acres
Development	122	23	255	57
Rural	7,704	2,813	12,710	12,301
Non-Strategic Timberlands	179	5,624	9,126	6,580
Total	8,005	8,460	22,091	18,938
Performance Fibers
Sales volume — in thousands of metric tons
Cellulose specialties	103	131	357	365
Viscose/other	19	—	19	—
Absorbent materials	13	55	98	152
Total	135	186	474	517

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Cyclical pricing of commodity market paper pulp is one of the factors which influences Performance Fibers’ prices in the absorbent materials and commodity viscose product lines. Our cellulose specialty products’ prices are based on market supply and demand and are not correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialty products are under long-term volume contracts that extend through 2013 to 2017.
As of September 30, 2013 we had $985 million of long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $10 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR and the 90 day New Zealand Bank bill rate. The Company’s New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates.The notional amounts of the outstanding interest rate swap contracts at September 30, 2013 were $185 million. The interest rate swap contracts have maturities between one and seven years.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at September 30, 2013 was $755 million compared to the $663 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2013 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $30 million.
We periodically enter into commodity forward contracts to fix some of our fuel oil, diesel and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers and the New Zealand JV’s margins resulting from an increase or decrease in these energy costs. At September 30, 2013, the notional amount of our outstanding diesel contracts was 41 thousand barrels.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At September 30, 2013, the New Zealand JV had foreign currency exchange contracts with a notional amount of $32 million and foreign currency option contracts with a notional amount of $48 million outstanding.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2013.
In the quarter ended September 30, 2013, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	$—	—	3,785,046
August 1 to August 31	1,067	58.18	—	3,785,046
September 1 to September 30	—	$—	—	3,785,046
Total	1,067		—	3,785,046

(1)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted shares under the Rayonier Incentive Stock Plan.
See Item 5 — Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our 2012 Annual Report on Form 10-K for additional information regarding our Common Share repurchase program.

Item 6.    Exhibits

10.1	Amendment to Retirement Plan for Salaried Employees effective as of August 1, 2013 dated July 18, 2013	Filed herewith
10.2	Rayonier Incentive Stock Plan, as amended	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012; (ii) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iii) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012; and (iv) the Notes to Consolidated Financial Statements

Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Date: October 31, 2013