Form 10-K
period 2013-12-31
RAYONIER INC
filed 2014-02-28
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
YES ☐        NO  ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2013 was $6,925,214,692 based on the closing sale price as reported on the New York Stock Exchange.

As of February 21, 2014, there were outstanding 126,435,173 Common Shares of the registrant.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2014 annual meeting of the shareholders of the registrant scheduled to be held May 15, 2014, are incorporated by reference in Part III hereof.

i

Page

Management’s Report on Internal Control over Financial Reporting	F- 1
Reports of Independent Registered Public Accounting Firms	F- 2
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2013	F- 5
Consolidated Balance Sheets as of December 31, 2013 and 2012	F- 6
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2013	F- 7
Notes to Consolidated Financial Statements	F- 9

INDEX TO FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts	F- 67
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F- 68
Exhibit Index

ii

PART I
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this Report.

Note About Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
In addition, specifically with respect to the separation of the Performance Fibers business from Rayonier, the following important factors, among others, could cause actual results to differ materially from those expressed in forward-looking statements that may have been made in this document: uncertainties as to the timing of the separation and whether it will be completed, the possibility that various closing conditions for the separation may not be satisfied or waived, the expected tax treatment of the separation, the impact of the separation on the businesses of Rayonier and the Performance Fibers company, the ability of both companies to meet debt service requirements, the availability and terms of financing and expectations of credit rating.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

Item 1.	BUSINESS
General
We are a leading international forest products company primarily engaged in activities associated with timberland management, the sale and entitlement of real estate, and the production and sale of high value specialty cellulose fibers. We believe that Rayonier is the eighth largest private timberland owner in the U.S. We own or lease approximately 2.6 million acres of timberland and real estate located in the United States and New Zealand. Included in this property are approximately 200,000 acres of high value real estate located primarily along the coastal corridor from Savannah, Georgia to Daytona Beach, Florida. We own and operate two specialty cellulose mills in the United States. In addition, we engage in the trading of logs.
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
The Company is a real estate investment trust (“REIT”). Under this structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The Company and its board of directors closely monitor compliance with these REIT tests. As of December 31, 2013 and as of the date of the filing of this Annual Report on Form 10-K, the Company is in compliance with all REIT tests.
Our U.S. and New Zealand timber operations are primarily conducted by our wholly-owned and majority-owned REIT subsidiaries, respectively. Our non-REIT qualifying operations, which are subject to corporate-level tax, are held by our wholly-owned taxable REIT subsidiary, Rayonier TRS Holdings Inc. (“TRS”). These operations include our Performance Fibers and trading businesses, as well as the sale and entitlement of development higher and better use (“HBU”) properties.
For information on sales, operating income and identifiable assets by reportable segment and geographic region, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 — Segment and Geographical Information.

Our corporate strategy has been to:

•
Increase the size and quality of our timberland holdings through timberland acquisitions while selling timberlands that no longer meet our strategic or financial return requirements. In 2013, we purchased an additional 39 percent interest in Matariki Forestry Group, a joint venture (“New Zealand JV”) that owns or leases approximately 0.3 million acres of New Zealand timberlands. We also sold our New York timberland holdings (128,000 acres) in 2013 to further focus our portfolio on core regions.

•
Extract maximum value from our HBU properties. This includes monetizing entitled properties for residential and industrial development including mega-site certified industrial and commercial properties and maintaining our rural HBU sales program for conservation, residential, recreation and industrial uses.

•
Strengthen our cellulose specialties position through expanded growth and diversification. We differentiate ourselves through technically superior products and research and development. We are focused on achieving operational excellence measured by cost-effective, reliable operation of our mills while consistently producing the high-quality, high-value cellulose critical to our customers. The $385 million cellulose specialties expansion (“CSE”) project was completed in June 2013 which added approximately 190,000 metric tons of cellulose specialties capacity at our Jesup, Georgia mill bringing total cellulose specialties capacity to approximately 675,000 metric tons.

In January 2014, we announced the planned separation of our Performance Fibers business from the Forest Resources and Real Estate businesses. The separation is subject to a number of conditions including final Board approval, receipt of a favorable private letter ruling from the Internal Revenue Service (“IRS”) and effectiveness of a registration statement on Form 10. The Performance Fibers business is expected to be an independently traded company listed on the New York Stock exchange in mid-2014.
Forest Resources
Our Forest Resources segment owns or leases approximately 2.5 million acres of timberlands, and sells standing timber (primarily at auction to third parties) and delivered logs. We also generate non-timber income from other land related activities. See chart in Item 2 — Properties for additional information.
In April 2013, Rayonier acquired an additional 39 percent interest in the New Zealand JV, bringing our total ownership to 65 percent. As a result, 100 percent of the New Zealand JV’s results of operations have been consolidated and included with the Forest Resources segment. The New Zealand JV owns or leases 0.3 million acres of New Zealand timberlands, primarily consisting of radiata pine. Approximately 45 percent of these acres are owned by the New Zealand JV, and the remaining timberlands are leased through long-term arrangements including Crown Forest Licenses. Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited (“RNZ”) continues to serve as the manager of the New Zealand JV forests. For additional information, see Note 4 — Joint Venture Investment.
In 2013, we acquired approximately 17,000 acres of U.S. timberlands located in the Atlantic and Gulf States regions. Additionally, we sold 128,000 acres of New York timberlands to focus our portfolio in core regions and completed the sale of 21,000 acres of non-strategic timberlands in the Southeast. See Note 8 — Timberland Acquisitions for additional information about our timberland acquisitions.
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
Our Northern U.S. timberland holdings are located in the state of Washington and consist of approximately 0.4 million acres. These timberlands consist primarily of second and third growth western-hemlock, Douglas-fir, Sitka spruce, and western red cedar. Approximately 86 percent of the merchantable volume of the Washington timberlands is western-hemlock and Douglas-fir. A small percentage of the Washington timberlands consists of natural hardwood stands of predominantly red alder.
In the Atlantic and Gulf regions, rotation ages range from 21 to 28 years for pine plantations and from 35 to 60 years for natural hardwood stands. End use markets for these timberlands include pulp, paper, wood products and biomass facilities. In the Northern region, rotation ages range from 35 to 50 years, with the primary product being sawtimber. In New Zealand, rotation ages range from 26 to 32 years for radiata pine. The majority of the harvested logs supply pulp, panel and lumber mills located in New Zealand with the remainder exported as logs into Asian markets.
Merchantable timber inventory is an estimate of timber volume based on the earliest economically harvestable age. Estimates are based on an inventory system that involves periodic statistical sampling. Adjustments are made on the basis of growth estimates, harvest information and environmental restrictions. The merchantable age (age at which timber moves from pre-merchantable to merchantable) is 15 years for the Atlantic and Gulf regions excluding Oklahoma, 17 years for Oklahoma, 35 years for the Northern region and 20 years for radiata pine in New Zealand. Timber located in restricted or environmentally sensitive areas is not included in the merchantable inventory shown below.
The following table sets forth the estimated volumes of merchantable timber by location and type, as of December 31, 2013 (in thousands of short green tons):

Location	Softwood	Hardwood	Total	%
Atlantic	24,379	12,742	37,121	42
Gulf	20,103	8,431	28,534	32
Northern	8,489	608	9,097	10
New Zealand	13,251	541	13,792	16
			88,544	100
We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program, a comprehensive system of environmental principles, objectives and performance measures that combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that optimizes site preparation, tree species selection, competition control, fertilization, timing of thinning and final harvest. We also have a genetic seedling improvement program to enhance the productivity and quality of our timber and overall forest health. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses and specialty forest products, as well as considerations for the future higher and better uses of the land, are integral parts of our site-specific management philosophy. All these activities are designed to maximize value while complying with SFI requirements.
Our New Zealand JV’s timberland holdings are certified under the Forest Stewardship Certification® (“FSC”) program. FSC provides an internationally recognized standard for responsible forest management.
Real Estate
Our Real Estate subsidiary owns approximately 0.1 million acres of land. We segregate our real estate holdings into three groups: development HBU, rural HBU (including conservation properties) and non-strategic timberlands. Development properties are predominantly located in the 11 coastal counties between Savannah, Georgia and Daytona Beach, Florida. Our strategy is to monetize selected development properties, to sell rural properties at a premium to timberland values and to divest non-strategic timberland holdings.
Performance Fibers
We are the leading global producer of high-value cellulose, a natural polymer, used as a raw material to manufacture a broad range of consumer-oriented products such as cigarette filters, liquid crystal displays, impact-resistant plastics, thickeners for food products, pharmaceuticals, cosmetics, high-tenacity rayon yarn for tires and industrial hoses, food casings, paints and lacquers. Purified cellulose is an organic material primarily derived from either wood or cotton and sold as cellulose specialties or commodity viscose, depending on its purity level. Cellulose specialties typically contain over 95 percent cellulose, while commodity viscose typically contains less than 95 percent cellulose. Cellulose specialties generally command a price premium, earn higher margins and benefit from greater demand stability through the economic cycle relative to commodity viscose.
Our cellulose specialties require high levels of purity and process knowledge, and are custom engineered and manufactured to customers’ exacting specifications. Our customers (primarily specialty chemical companies) place a high premium on products that have great impact in terms of form, function and composition as they modify our fibers through various chemical reactions, which require high purity and uniformity for efficient production. As a result, cellulose specialties require a stringent qualification process as any inconsistencies in purity and/or uniformity can result in negative and costly consequences to our customers.
Our production facilities are located in Jesup, Georgia, and Fernandina Beach, Florida. The Jesup mill can produce approximately 520,000 metric tons of cellulose specialties annually, or approximately 77 percent of our total capacity. The Fernandina Beach mill can produce approximately 155,000 metric tons of cellulose specialties annually, or approximately 23 percent of our total capacity. Combined, these facilities manufacture more than 25 different grades of purified cellulose. Production capacity represents the nameplate, or rated, capacities at each mill.
Historically, about one-third of our production was absorbent materials, a commodity product mainly used in disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes, and non-woven fabrics. In May 2011, our board of directors approved a capital project to convert our absorbent material production line located in the Jesup mill to cellulose specialties. The decision was based on increased demand from our customers for high-value cellulose specialties and our desire to exit commodity-like product lines. Management believes this conversion positions us as the only fully dedicated supplier of cellulose specialties. The CSE project cost $385 million and converted approximately 260,000 metric tons of absorbent materials capacity into approximately 190,000 metric tons of cellulose specialties capacity. The project was completed in June 2013, after significant modifications to the production line and increased capacity of ancillary systems.
In July 2013, we restarted the converted production line and began the qualification process for the line’s production with our customers. One key customer has now approved commercial shipments and others are near completion. We expect all customers to complete the qualification process in the first half of 2014. Beginning in the third quarter of 2013, we began producing viscose and commodity grades. Commodity viscose is a dissolving wood pulp used primarily in the manufacture of textiles. As cellulose specialties demand grows over the next several years, we expect to increase our sales of cellulose specialties and complete the transition to a dedicated cellulose specialties supplier.
Approximately 58 percent of Performance Fibers sales are exported, primarily to customers in Asia and Europe. We have long-term volume contracts with most of the world’s cellulose specialties-based product manufacturers, representing a significant majority of our cellulose specialties production.
In January 2014, we announced the planned separation of our Performance Fibers business from the Forest Resources and Real Estate businesses. The separation will result in two independent, publicly-traded companies by means of a tax-free spin-off of the Performance Fibers business to Rayonier shareholders. The separation, which is subject to a number of conditions including final Board approval, receipt of a favorable private letter ruling from the IRS and effectiveness of a registration statement on Form 10, is expected to be completed in mid-2014.
Other
The primary business of our Other segment is trading logs.
Discontinued Operations and Dispositions
In March 2013, the Company sold its Wood Products business to International Forest Products Limited for $80 million plus a working capital adjustment. The sale is consistent with our strategic plan to fully position our manufacturing operations in the specialty chemical sector. The results of operations of the Wood Products segment are shown as discontinued operations for all periods presented. See Note 3 — Sale of Wood Products Business for additional information.
Included in the Consolidated Balance Sheets are environmental liabilities relating to prior dispositions and discontinued operations, which include our Port Angeles, Washington Performance Fibers mill that was closed in 1997; our wholly-owned subsidiary, Southern Wood Piedmont Company (“SWP”), which ceased operations other than environmental investigation and remediation activities in 1989; and other miscellaneous assets held for disposition. SWP owns or has liability for nine inactive former wood treating sites that are subject to the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and/or other similar federal or state statutes relating to the investigation and remediation of environmentally-impacted sites. We classify environmental remediation activities related to SWP as discontinued operations in the Consolidated Statements of Income and Comprehensive Income. See Note 17 — Liabilities for Dispositions and Discontinued Operations for additional information.
Foreign Sales and Operations
Sales from non-U.S. operations comprised approximately 16 percent of consolidated 2013 sales. See Note 5 — Segment and Geographical Information for additional information.
Intellectual Property
We own numerous patents, trademarks and trade secrets, and have developed significant know-how, particularly relating to the production of purified cellulose in our Performance Fibers business. We intend to continue taking steps as necessary to protect our intellectual property, including, when appropriate, filing patent applications for inventions that are deemed important to our operations. Our U.S. patents generally have a duration of 20 years from the date of filing.

Competition
Timber
Timber markets in our Atlantic, Gulf and Northern regions are relatively fragmented. In the Atlantic and Gulf regions, we compete with Plum Creek Timber Company, Weyerhaeuser and Timberland Investment Management Organizations such as Hancock Timber Resource Group, Resource Management Services, Forest Investment Associates and The Campbell Group, as well as numerous other large and small privately held timber companies. In the Northern region, Weyerhaeuser, Hancock Timber Resource Group, Green Diamond Resource Company, The Campbell Group, Port Blakely Tree Farms, Pope Resources, the State of Washington Department of Natural Resources and the Bureau of Indian Affairs are significant competitors. Other competition in the Northern region consists of log imports from Canada. In all markets, price is the principal method of competition.
In New Zealand there are four major private timberland owners, Hancock Natural Resources Group, Kaingaroa Timberlands, Matariki Forests (our New Zealand JV) and Ernslaw One. These owners account for approximately 37 percent of New Zealand planted forests. The New Zealand JV competes with these and other smaller New Zealand timber companies for supply into New Zealand domestic and export markets, predominantly China and Korea. Logs supplied into Asian markets compete with supply from both Russia and North American suppliers.
Performance Fibers
Potential entrants to the cellulose specialties business face considerable challenges. Significant intellectual property, technical expertise, research and development capabilities and experience are needed to design the customized fibers and then manufacture them to exacting customer specifications. Qualification time is often lengthy, extending six to nine months. Resulting customer relationships are typically long term, based on a deep understanding of customer production processes and the technical expertise to problem solve production issues and support new product development. A substantial investment is needed to establish a production line and to obtain required production technologies. Additionally, significant capital and maintenance expenditures are required annually to ensure the facilities operate reliably.
Cellulose Specialties
Product performance, technical service and price are principal methods of competition in cellulose specialties. Product performance is primarily determined by the purity and uniformity of the cellulose specialties. We are able to produce the greatest breadth of high-value, uniform cellulose specialties through our diverse manufacturing processes, sources of wood cellulose fibers and our proprietary processes.
We compete with both domestic and foreign producers in cellulose specialties. Principal competitors include Buckeye Technologies, Inc., Borregaard and Sateri Holdings Ltd. We also compete against Tembec, Inc., Neucel Specialty Cellulose Ltd, Sappi Ltd, Cosmo Specialty Fibers, Inc., and Aditya Birla Group in limited applications. Some competitors use both wood and to a small extent cotton linter fibers as a source for cellulose fibers. Although cotton linter fibers can be a higher purity source of cellulose, the variability of their fiber structure and limited availability negatively impact their ability to be a reliable substitute product.
Global production capacity for cellulose specialties has recently increased. In addition to our CSE project which added approximately 190,000 metric tons of cellulose specialties capacity, a few competitors have announced capacity expansions. Buckeye Technologies recently completed a project to increase its cellulose specialties capacity by approximately 40,000 metric tons at its Perry, Florida operation. Tembec, Inc. announced plans to increase capacity by 15,000 metric tons. These additional cellulose specialties capacities did not adversely affect our 2013 results.
Commodity Viscose
The principal method of competition in commodity viscose is price, as purity and uniformity are less critical differentiators. We compete with both domestic and foreign producers in commodity viscose. There are approximately 42 competitors that derive their commodity viscose from wood and 17 competitors that derive their commodity viscose from cotton linters. Although cellulose specialties can generally be sold to meet commodity viscose demand, the opposite is typically not true for commodity viscose.
Recently, there have been significant production capacity increases by commodity viscose producers. We believe global capacity totaled 5.7 million metric tons at the end of 2013, and an additional 1.0 million metric tons of capacity has been announced and is expected to be completed in the next two years.

Customers
In 2013, a group of customers under the common control of Eastman Chemical Company (and its affiliates) and Nantong Cellulose represented approximately 21 percent and 19 percent of our Performance Fibers segment’s sales, respectively, and 13 percent and 11 percent of consolidated sales, respectively. The loss of either of these customers could have a material adverse effect on the Company and the Performance Fibers segment’s results of operations.
Seasonality
Our Forest Resources, Real Estate and Performance Fibers segments’ results are normally not impacted by seasonal changes.
Environmental Matters
See Item 1A — Risk Factors, Item 3 — Legal Proceedings, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation, and Note 17 — Liabilities for Dispositions and Discontinued Operations.
Raw Materials and Energy
The Performance Fibers manufacturing processes require significant amounts of wood to produce purified cellulose. We purchase approximately 1.8 million short green tons of hardwood chips and 2.3 million short green tons of softwood chips per year. The cost of timber is directly affected by supply and demand fluctuations in the wood products and pulp and paper markets, and also by weather.
Our Performance Fibers manufacturing processes also require significant amounts of chemicals, including caustic soda (sodium hydroxide), sulfuric acid, sodium chlorate, and various deresinators. These chemicals are purchased under negotiated supply agreements with third parties.
The manufacturing processes also require a significant amount of energy. The great majority of our energy is produced through the burning of lignin and other residual biomass in recovery and power boilers located at our Performance Fibers mills. However, the mills still require fuel oil, natural gas and electricity to supplement their energy requirements.
Raw materials and energy are subject to significant changes in prices and availability. We continually pursue reductions in usage and costs of key raw materials, supplies and services and do not foresee any material constraints in the near term from pricing or availability.
Research and Development
The quality and consistency of our Performance Fibers segment’s cellulose specialties and its premier research and development capabilities create a significant competitive advantage, resulting in a premium price for our products. The research and development efforts of our Performance Fibers business are primarily directed at further developing existing core products and technologies, improving the quality of cellulose fiber grades, improving manufacturing efficiency and environmental controls, and reducing fossil fuel consumption.
The research and development activities of our timber operations include genetic seedling improvement, growth and yield modeling, and applied silvicultural programs to identify management practices that will improve financial returns from our timberlands.
Employee Relations
We currently employ approximately 1,600 people, of whom approximately 1,500 are in the United States. Approximately 900 of our hourly Performance Fibers employees are covered by collective bargaining agreements. The majority of our hourly employees are represented by one of several labor unions. We believe relations with our employees are satisfactory.
On June 30, 2012, collective bargaining agreements covering approximately 700 hourly employees at our Jesup mill expired. Negotiations were successfully concluded on March 28, 2013, and the unions ratified a new agreement on April 12, 2013 that will expire on June 30, 2017. Collective bargaining agreements at the Fernandina Beach, Florida mill expire April 30, 2014, and negotiations are expected to begin shortly.
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
Business and Operating Risks
There are risks associated with the spin-off of our Performance Fibers business.
The Company’s planned spin-off of its Performance Fibers business is subject to a number of risks, including the following:

•
Risk of Non-Consummation. The Company expects the distribution of the common shares of the new company that was formed to hold the Performance Fibers business to occur in mid-2014. However, the spin-off remains subject to a number of conditions, including: (i) final approval by the Company’s board of directors, (ii) receipt by the Company of a favorable private letter ruling from the IRS and (iii) the effectiveness of a registration statement on Form 10 relating to the securities of the new Performance Fibers company. There can be no assurance that any or all of these conditions will be met and that the spin-off will be completed in the manner and timeframe currently contemplated, or at all.

•
Risk Relating to Resources. The execution of the proposed spin-off transaction will require significant time and attention from management, which may distract management from the operation of our businesses and the execution of our other initiatives. Our employees may also be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the spin-off transaction.

•	Risks of Not Obtaining Benefits from the Spin-Off. The Company may not achieve some or all of the expected benefits of the spin-off, or may not achieve them in a timely fashion.

•
Risks Relating to Less Diversification. If the spin-off is completed, the Company’s operational and financial profile will change as a result of the separation of the Performance Fibers business from the Company’s other businesses. As a result, the Company’s diversification of revenue sources will diminish, and it is possible that the Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility.

The markets we operate in are subject to factors beyond our control.
The end markets for our Forest Resources, Real Estate and Performance Fibers businesses are influenced by a variety of factors beyond our control. For example, the demand for real estate can be affected by availability of capital, changes in interest rates, availability and terms of financing, local economic conditions, the employment rate, new housing starts, population growth and demographics. The demand for sawtimber is primarily affected by the level of new residential and commercial construction activity. Sawtimber pricing, while recently trending upward, continues to be below historic levels. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. Both our Real Estate and Forest Resources businesses have been negatively impacted by the economic downturn, primarily due to the decline in housing starts, excess supply of existing housing inventory, above-normal unemployment and the tightening of credit availability for real estate and construction related projects.
The industries in which we operate are highly competitive.
Our Performance Fibers business faces competition from domestic and foreign producers of high purity cellulose specialties and producers of products that can substitute for them in certain applications, such as cotton linters. Moreover, the entry of new competitors and the expansion of existing competitors could create excess capacity, which might cause us to lose sales or result in price reductions. For example, over the past 24 months some manufacturers of commodity viscose have publicly announced plans to convert facilities to manufacture, or claimed to have already commenced production of, high purity cellulose specialties that may compete with our products. In addition to our recently completed cellulose specialties expansion project, which added approximately 190,000 metric tons of cellulose specialties capacity, a few competitors have announced expansions of their capacity.

Buckeye Technologies recently completed a project to increase its cellulose specialties capacity by approximately 40,000 metric tons at its Perry, Florida operation. Tembec, Inc. announced plans to increase capacity by 15,000 metric tons. We also believe that Sateri Holdings Ltd. increased capacity 5,000 to 10,000 metric tons per year over the past three years. Although the Performance Fibers business plans to gradually increase production in line with demand, the additional capacity could adversely affect product pricing. Actions by our competitors and any excess production capacity could adversely affect our business, financial condition and results of operations.
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
We are dependent on a relatively few large customers for a majority of our Performance Fibers sales. The loss of all or a substantial portion of our sales to any of these large customers could have a material adverse effect on the Company.
We are subject to risks related to customer concentration because of the relative importance of our largest customers, many of whom have been doing business with Rayonier for decades, and the ability of those customers to influence pricing and other contract terms. We depend on major acetate tow manufacturers for a substantial portion of our sales. Our five largest customers, which account for approximately 70 percent of sales from our Performance Fibers business, are all either well known global diversified specialty chemical companies or state owned enterprises. Although we strive to broaden and diversify our customer base, a significant portion of our revenue is derived from a relatively small number of large-volume customers, and the loss of all or a substantial portion of sales to any of these customers, or significant unfavorable changes to pricing or terms contained in our contracts with them, could adversely affect our business, financial condition or results of operations. We are also subject to credit risk associated with this customer concentration. If one or more of our largest customers were to become bankrupt, insolvent or otherwise were unable to pay for its products, we may incur significant write-offs of accounts that may have a material adverse effect on our business, financial condition and results of operations.
Our Performance Fibers business is exposed to risks associated with the cyclicality of the business of certain of our customers, which may adversely affect our business and results of operations.
Some of the industries in which our end-use customers participate, such as the construction, automotive and textile industries, are cyclical in nature, thus posing a risk to us which is beyond our control. The industries in which these customers participate are highly competitive, to a large extent driven by end-use applications, and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products. The consequences of this could include the reduction, delay or cancellation of customer orders, and bankruptcy of customers, suppliers or other creditors. The occurrence of any of these events may adversely affect our business, financial condition and results of operation.
Changes in raw material and manufacturing input prices could affect our results of operations and financial condition.
Raw material costs and energy, such as wood, chemicals, oil and natural gas are a significant operating expense, particularly for the Performance Fibers business. The costs of raw materials and energy can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. For example, caustic soda, a key manufacturing input for Performance Fibers, has historically had significant price volatility. The price of oil has also substantially increased in recent years, and we have, at times, experienced limited availability of hardwood, primarily due to wet weather conditions which can limit harvesting, each of which could adversely affect our business, financial condition and results of operations. In addition, in our Forest Resources business, the rising cost of fuel, and its impact on the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third party logging and trucking services, could have a material adverse effect on our business, financial condition and results of operations.
We depend on third parties for transportation services and increases in costs and the availability of transportation could adversely affect our business.
Our business depends on transportation services provided by third parties, both domestically and internationally. We rely on these providers for transportation of the products that we manufacture as well as delivery of our raw materials to our manufacturing facilities. A significant portion of the products we manufacture and raw materials we use are transported in the United States by railroad or trucks, and internationally by ship.

If any of our transportation providers were to fail to deliver the goods that we manufacture in a timely manner, or damaged them during transport, we may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to timely manufacture our products in response to customer demand.
Any significant failure of third-party transportation providers to deliver raw materials or finished products could harm our reputation, negatively affect our customer relationships and adversely affect our business. In addition, increases in transportation rates or fuel costs could adversely affect our financial condition and results of operations.
A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or adversely affect our business, financial condition and results of operation.
Any of our manufacturing facilities, or a part of any particular facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	a chemical spill or release;

•	explosion of a boiler or other pressure vessel;

•	fires, floods, windstorms, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism; and

•	other operational problems.
Furthermore, depending on the nature, extent and length of any operational interruption due to any such event, the results could adversely affect our business, financial condition and results of operations.
Future tobacco legislation, campaigns to discourage smoking, increases in tobacco taxes, increased costs of tobacco products and increased use of non-filtered substitutes could adversely affect our business, financial condition and results of operations.
The majority of our Performance Fibers are used to manufacture acetate tow, the filter component of a cigarette. Our sales for this end-use have historically accounted for an important portion of our total sales revenue. Significant increases in cigarette costs and potential actions taken by the United States and other countries to discourage smoking, such as tax increases on tobacco products and, future legislation, may have a material adverse effect on the demand for tobacco products. Additionally, increased use of e-cigarettes or smokeless tobacco products may affect demand for cigarettes. Reduced sales of tobacco products that use acetate-based filters could adversely affect our business, financial condition and results of operations.
We are subject to risks associated with doing business outside of the United States.
Although the majority of our business is to customers in the United States, a significant portion of our sales, in particular in the Performance Fibers business, are to customer locations outside of the United States, including China, the European Union and other international markets. The export of our products into international markets results in risks that are inherent in conducting business under international laws, regulations and customs. Sales to customers outside of the United States made up approximately 58 percent of our revenue in fiscal year 2013. We expect that international sales will continue to contribute to future growth. The risks associated with our business outside the United States include:

•	changes in and reinterpretations of the laws, regulations and enforcement priorities of the countries in which we sell our products;

•	responsibility to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•
trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	product damage or losses incurred during shipping;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political instability and actual or anticipated military or political conflicts;

•	economic instability, inflation, recessions and interest rate and exchange rate fluctuations;

•	uncertainties regarding non-U.S. judicial systems, rules and procedures; and

•	minimal or limited protection of intellectual property in some countries.
These risks could adversely affect our business, financial condition and results of operations.
A Chinese anti-dumping investigation has resulted in preliminary duties on our lower purity commodity viscose products, which could affect sales of the products into China.
In February 2013, China’s Ministry of Commerce (“MOFCOM”) notified the Company and a number of other parties that it had commenced an anti-dumping investigation into imports of dissolving, cotton and bamboo pulp into China from the United States, Canada and Brazil during 2012. In November 2013, MOFCOM issued its preliminary determination in respect of its investigation. Pursuant to the preliminary determination, our lower purity commodity viscose, which is primarily utilized to produce viscose staple fiber for use in the manufacture of fabrics, was assessed an interim duty of 21.7 percent, effective November 7, 2013. The Company’s high-value cellulose acetate products were specifically excluded from assessment of any dumping duty, and our other high-value cellulose products were, likewise, exempted from any dumping duty.
The Company has challenged the basis of MOFCOM’s duty calculation for commodity viscose, and is evaluating other potential commercial and legal options. MOFCOM’s final determination is expected in the second quarter of 2014 and would be expected to remain in place for five years. If the final determination retains the duty level for our Performance Fibers business set by the preliminary determination, the duty would have an adverse effect on the sales of commodity viscose into China by the Company.
Our businesses are subject to extensive environmental laws and regulations that may restrict or adversely affect our ability to conduct our business.
Environmental laws and regulations are constantly changing and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, operate our manufacturing facilities, remediate contaminated properties and/or entitle real estate. These laws and regulations may relate to, among other things, the protection of timberlands and endangered species, recreation and aesthetics, protection and restoration of natural resources, air emissions, wastewater discharges, receiving water quality, timber harvesting practices, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased and the enforcement of these laws and regulations has intensified. Moreover, environmental policies of the current administration are in the aggregate more restrictive for industry and landowners than those of the previous administration. For example, the U.S. Environmental Protection Agency (“EPA”) has pursued a number of initiatives that, if implemented, could impose additional operational and pollution control obligations on industrial facilities like those of Rayonier, especially in the area of air emissions and wastewater and stormwater control. In 2013, the EPA issued final regulations that significantly tighten emissions limits of certain air pollutants from industrial boilers, which will result in our expenditure of significant capital for compliance. In addition, as a result of certain recent judicial rulings and EPA initiatives, including some that would require timberland operators to obtain permits to carry out certain ordinary course forestry activities, silvicultural practices on our timberlands could be impacted in the future. Environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our business, financial condition and results of operations.
If regulatory and environmental permits are delayed, restricted or rejected, a variety of our operations could be adversely affected. In connection with a variety of operations on our properties, we are required to seek permission from government agencies in the states and countries in which we operate to perform certain activities. Any of these agencies could delay review of, or reject, any of our filings. In our Forest Resources business, any delay associated with a filing could result in a delay or restriction in replanting, thinning, insect control, fire control or harvesting, any of which could have an adverse effect on our operating results. For example, in Washington State, we are required to file a Forest Practice Application for each unit of timberland to be harvested. These applications may be denied, conditioned or restricted by the regulatory agency or appealed by other parties, including citizen groups. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results. In our Performance Fibers businesses, many modifications and capital projects at our manufacturing facilities require one or more environmental permits, or amendments to existing permits. Delays in obtaining these permits could have an adverse effect on our results of operations.
Our Performance Fibers mills are subject to stringent environmental laws, regulations and permits that may limit operations and production. Many of our operations are subject to stringent environmental laws, regulations and permits that contain conditions governing how we operate our facilities and, in many cases, how much product we can produce. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. It is expected that, overall, costs will likely increase over time as environmental laws, regulations and permit conditions become more stringent, and as the expectations of the communities in which we operate become more demanding.
Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states and countries where we own, lease or manage timberlands, and operate mills. For example, in Washington State, environmental groups and interested individuals may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. These and other challenges could materially delay or prevent operations on our properties. Also, interveners at times may bring legal action in Florida in opposition to entitlement and change of use of timberlands to commercial, industrial or residential use. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands, affect how we operate or limit our ability to modify or invest in our mills. Among the remedies that could be enforced in a lawsuit is a judgment preventing or restricting harvesting on a portion of our timberlands, or adversely affecting the timing, projected operating benefits or cost of capital projects at our mills.
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
Our Performance Fibers mills are subject to stringent environmental laws and regulations concerning air emissions, wastewater discharge, water usage and waste handling and disposal. Many of our operations are subject to stringent environmental laws, regulations and permits which contain conditions that govern how we operate our facilities and, in many cases, how much product we can produce. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. It is expected that, overall, costs will likely increase over time as environmental laws, regulations and permit conditions become more stringent, and as the expectations of the communities in which we operate become more demanding.
We currently own or may acquire properties that may require environmental remediation or otherwise be subject to environmental and other liabilities. We currently own, or formerly operated, manufacturing facilities and discontinued operations that it does not currently own, and may acquire timberlands and other properties in the future, which are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other existing or potential liabilities. For more detail, see Note 17 — Liabilities for Dispositions and Discontinued Operations. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect financial results. Although we believe we currently have adequate reserves for the investigation and remediation of our properties, legal requirements relating to assessment and remediation of these properties continue to become more stringent and there can be no assurance that actual expenditures will not exceed expectations, or that other unknown liabilities will not be discovered in the future. We have incurred and expect to continue to incur significant capital, operating and other expenditures complying with applicable environmental laws and regulations and as a result of remedial obligations. We could also incur substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), clean-up and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations.
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
There continue to be numerous international, federal and state-level initiatives and proposals to address domestic and global climate issues. Within the United States, most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions to the atmosphere, and provide tax and other incentives to produce and use more “clean energy.”
In late 2009, the EPA issued an “endangerment finding” under the Clear Air Act with respect to certain greenhouse gases, and this finding could lead to the regulation of carbon dioxide as a criteria pollutant under the Clean Air Act and have significant ramifications for Rayonier and the industry in general. In this regard, the EPA has published various proposed regulations, which are currently subject to numerous legal challenges, affecting the operation of existing and new industrial facilities that emit carbon dioxide. In addition, as a result of the EPA’s decision to regulate greenhouse gases under the Clean Air Act, the states will now have to consider them in permitting new or modified facilities.
Overall, it is reasonably likely that legislative and regulatory activity in this area will in some way affect Rayonier, but it is unclear at this time whether such impact will be, in the aggregate, positive, negative, neutral or material. For example, while Rayonier’s Performance Fibers mills produce greenhouse gases and utilize fossil fuels, they also generate a substantial amount of their energy from wood fiber (often referred to as “biomass”), which may be viewed more favorably than fossil fuels in future legislative and regulatory proposals, but that is uncertain at this time. However, to date, many environmental groups have generally opposed the use of biomass for energy production due to their concerns about deforestation. We continue to monitor political and regulatory developments in this area, but their overall impact on Rayonier, from a cost, benefit and financial performance standpoint, remains uncertain at this time.
Investment returns on pension assets may be lower than expected or interest rates may decline, requiring us to make significant additional cash contributions to our benefit plans.
We sponsor several defined benefit pension plans, which cover many of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of these benefit plans. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, no assurances can be given that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition
See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates for additional information about these plans, including funding status.
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
Our Performance Fibers business exposes us to potential product liability claims, which could adversely affect our financial condition and performance.
The development, manufacture and sale of cellulose specialties by Rayonier, including products manufactured for use by the food, cigarette, automotive, and pharmaceutical industries, involves a risk of exposure to product liability claims, and related adverse publicity. A product liability claim or judgment against us could also result in substantial and unexpected expenditures, affect confidence in our products, and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition. Although we have standard contracting policies and controls, we may not always be able to contractually limit our exposure to third-party claims should our failure to perform result in downstream supply disruptions or product recalls.
The inability to make or effectively integrate future acquisitions may affect our results.
As part of our growth strategy, we may pursue additional acquisitions of complementary businesses and product lines and land, and invest in joint ventures. The ability to grow through acquisitions or other investments depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture arrangements. If we fail to successfully integrate acquisitions into our existing business, our business, financial condition and results of operations could be adversely affected.
Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.
As of December 31, 2013, approximately 55 percent of our work force is unionized. These workers are exclusively in our Performance Fibers business. As a result, we are required to negotiate the wages, benefits and other terms with these employees collectively. Our financial results could be adversely affected if labor negotiations were to restrict the efficiency of our operations. In addition, our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. If our unionized employees were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations, which could adversely affect our business, financial condition and results of operations. For example, collective bargaining agreements at our Fernandina Beach, Florida mill expire on April 30, 2014, and negotiations are expected to begin shortly.

Weather and other natural conditions may increase the prices of and reduce access to raw materials.
We use large quantities of wood as a raw material in our fiber manufacturing process. Weather conditions, timber growth cycles and restrictions on access to timberlands for harvesting (for example, due to prolonged wet conditions) may limit the availability and increase the price of wood, as may other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters such as wind storms and hurricanes.
Raw materials are available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases; however, our requirements for certain raw materials, such as wood, may increase as a result of the recent Jesup mill expansion. As a result, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply caused by weather and other natural conditions. An insufficient supply of wood could materially adversely affect our business, financial condition, results of operations and cash flow.
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
We own, lease or manage approximately 2.6 million acres of timberland and real estate located primarily in the United States and New Zealand. Approximately 79 percent of our U.S. timberlands are located in four states: Alabama, Florida, Georgia, and Washington. Accordingly, if the level of production from these forests substantially declines, or if the demand for timber in those regions declines, it could have a material adverse effect on our overall production levels and our revenues.
We are dependent upon attracting and retaining key personnel, the loss of whom could adversely affect our business.
We believe that our success depends, to a significant extent, upon our ability to attract and retain key senior management and operations management personnel. Our failure to recruit and retain these key personnel could adversely affect our business, financial condition or results of operations.
Failure to protect our intellectual property could negatively affect our future performance and growth.
We rely on process knowledge, confidentiality agreements and internal security measures to protect our trade secrets and other intellectual property, particularly in our Performance Fibers business. Failure to protect this intellectual property could negatively affect our future performance and growth.
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
As of December 31, 2013, we had $1.6 billion of debt outstanding. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations for the payment schedule of our long-term debt obligations. We expect that existing cash, cash equivalents, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. Moreover, we have the borrowing capacity to incur significant additional debt and may do so if we enter into one or more strategic, merger, acquisition or other corporate or investment opportunities, or otherwise invest capital in one or more of our businesses. However, failure to generate sufficient cash as our debt becomes due, or to renew credit lines prior to their expiration, may adversely affect our business, financial condition, operating results and cash flow.

REIT and Tax-Related Risks
If we fail to remain qualified as a REIT, we will have reduced funds available for distribution to our shareholders because our REIT income will be subject to taxation.
We intend to continue to operate in accordance with REIT requirements pursuant to the Internal Revenue Code of 1986, as amended (the “Code”), and related U.S. Treasury regulations and administrative guidance. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, which are subject to change, perhaps retroactively, and which are not within our control. We cannot assure that we will remain qualified as a REIT or that new legislation, U.S. Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT or the federal income tax consequences of such qualification.
We continually monitor and test our compliance with all REIT requirements. In particular, we regularly test our compliance with the REIT “asset tests,” which require generally that, at the close of each calendar quarter, (1) at least 75 percent of the market value of our total assets must consist of REIT-qualifying interests in real property (such as timberlands), including leaseholds and options to acquire real property and leaseholds, as well as cash and cash items and certain other specified assets and (2) no more than 25 percent of the market value of our total assets may consist of the securities of one or more “taxable REIT subsidiaries” or other assets that are not qualifying assets for purposes of the 75 percent test in clause (1) above. It should be noted, however, that under the applicable REIT requirements, mere fluctuation of the relative values of a REIT’s assets from one period to the next, without the occurrence of one or more specific events described in the Code and applicable REIT regulations, does not require a revaluation of those assets for purposes of the REIT asset tests.
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
As of December 31, 2013 and as of the date of filing of this Annual Report on Form 10-K, Rayonier is in compliance with the asset tests described above. A failure to comply with the asset tests ultimately could cause us to fail to qualify as a REIT and to lose the associated benefits of REIT status, which could have a material adverse effect on our financial condition.
If we fail to remain qualified as a REIT, we may need to borrow funds or liquidate some investments or assets to pay the additional tax liability. Accordingly, cash available for distribution to our shareholders would be reduced.
The extent of our use of taxable REIT subsidiaries may affect the price of our common shares relative to the share price of other REITs.
We conduct a significant portion of our business activities through one or more taxable REIT subsidiaries. Our use of taxable REIT subsidiaries enables us to engage in non-REIT qualifying business activities such as the production and sale of cellulose specialty fibers, non-passive real estate activities including dealer sale of HBU property and other real estate, and the sale of logs. Taxable REIT subsidiaries are subject to corporate-level income tax. Therefore, we pay income taxes on the income generated by our taxable REIT subsidiaries. Our use of taxable REIT subsidiaries may cause the market to value our common shares differently than the shares of other REITs, which may not use taxable REIT subsidiaries as extensively as we use them.
Our status as a REIT may affect our ability to expand our taxable REIT subsidiaries’ operations.
Taxable REIT subsidiaries are limited in size based upon a REIT’s real estate assets. Under the Code, no more than 25 percent of the value of the gross assets of a REIT may be comprised of securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to increase the size of our taxable REIT subsidiaries’ operations and, in particular, our Performance Fibers business.
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

We may be limited in our ability to fund shareholder distributions using cash generated from our taxable REIT subsidiaries’ operations.
The ability of the REIT to receive dividends from our taxable REIT subsidiaries is limited by provisions of the Code. Specifically, at least 75 percent of a REIT’s annual gross income must be derived from passive real estate rents, royalties and gains including sales of our standing timber and other types of qualifying real estate income and no more than 25 percent of our gross income may consist of dividends from our taxable REIT subsidiaries and other passive non-real estate income.

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
As a REIT, we will be subject to a 100 percent tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales of cellulose specialty fibers which we produce and sales of logs constitute prohibited transactions. In addition, dealer sales of timberlands or other real estate constitute prohibited transactions.
We intend to avoid the 100 percent prohibited transactions tax by conducting activities that would otherwise be prohibited transactions through one or more taxable REIT subsidiaries. We may not, however, always be able to identify timberland properties that become part of our “dealer” real estate sales business. Therefore, if we sell timberlands which we incorrectly identify as property not held for sale to customers in the ordinary course of business or which subsequently become properties held for sale to customers in the ordinary course of business, we face the potential of being subject to the 100 percent prohibited transactions tax.
Our cash dividends are not guaranteed and may fluctuate.
Generally, REITs are required to distribute 90 percent of their ordinary taxable income, but not their net capital gains income. Accordingly, we do not generally believe that we are required to distribute material amounts of cash since substantially all of our taxable income is generally treated as capital gains income. However, a REIT must pay corporate level tax on its undistributed capital gains.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The following table details the significant properties we own or lease by reportable segment (acres in millions) at December 31, 2013:

Segment/Operations	Location	Total Acres	Fee-Owned Acres	Long-Term Leased Acres
Forest Resources	Atlantic	1.1	0.8	0.3
	Gulf States	0.7	0.7	—
	Northern	0.4	0.4	—
	New Zealand (a)	0.3	0.1	0.2
Total Forest Resources Acres		2.5	2.0	0.5
Real Estate	U.S.	0.1	0.1	—
Total Forest Resources and Real Estate Acres		2.6	2.1	0.5

		Capacity/Function	Owned/Leased
Performance Fibers	Jesup, Georgia	520,000 metric tons of pulp	Owned
	Fernandina Beach, Florida	155,000 metric tons of pulp	Owned
	Jesup, Georgia	Research Facility	Owned

Wood Chipping Facilities	Offerman, Georgia	800,000 short green tons of wood chips	Owned
	Eastman, Georgia	350,000 short green tons of wood chips	Owned
	Barnesville, Georgia	350,000 short green tons of wood chips	Owned
	Quitman, Georgia	200,000 short green tons of wood chips	Owned
	Jarratt, Virginia	250,000 short green tons of wood chips	Owned

Corporate and Other	Jacksonville, Florida	Corporate Headquarters	Leased

(a)	Represents acres owned by the New Zealand JV, in which Rayonier has a 65 percent interest.
Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. During 2013, our Performance Fibers manufacturing facilities produced at or near capacity levels for most of the year.

Item 3.	LEGAL PROCEEDINGS
The Company has been named as a defendant in various lawsuits and claims arising in the normal course of business. While we have procured reasonable and customary insurance covering risks normally occurring in connection with our businesses, we have in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. In our opinion, these pending lawsuits and claims, both individually and in the aggregate, are not expected to have a material adverse effect on our financial position, results of operations, or cash flow.
Antidumping Investigation. In February 2013, China’s Ministry of Commerce (“MOFCOM”) initiated an anti-dumping investigation of imports of dissolving wood, cotton and bamboo pulp into China from the U.S., Canada and Brazil during 2012. In November 2013, MOFCOM issued a preliminary determination that Rayonier’s lower purity product used in commodity viscose applications will be subject to a 21.7 percent interim duty effective November 7, 2013. However, our high-value cellulose acetate products, which constitute a large majority of our sales into China, were specifically excluded from assessment of any dumping duty, and our other high-value cellulose products were, likewise, exempted from any dumping duty because their higher quality specifications do not meet the preliminary determination’s specifications applicable to lower-purity products that are dutiable under the preliminary determination. Other U.S. producers were assessed duties ranging from 18.7 percent to 21.7 percent, while all but one Canadian producer were assessed a duty of 13 percent, and a Brazilian producer was assessed a duty of 6.8 percent.
These determinations by MOFCOM are preliminary and subject to change upon the completion of its investigation and issuance of its final determination. The Company has challenged the basis of MOFCOM’s duty calculation for commodity viscose, and is evaluating other potential commercial and legal options. MOFCOM’s final determination is expected in the second quarter of 2014 and would be expected to remain in place for five years. If the final determination retains the duty level for our Performance Fibers business set by the preliminary determination, the duty could have an adverse effect on the sales of commodity viscose into

China by the Company.We are evaluating all potential product and market segment options in the event that MOFCOM’s preliminary duty is not materially reduced or eliminated, and do not expect that the preliminary duty will materially affect our overall business results.
Notice of Intent to Sue - Jesup Mill. In November of 2013, we received a “sixty day letter” from lawyers representing a non-profit environmental organization, the Altamaha Riverkeeper. In the letter, the Altamaha Riverkeeper threatened to file a citizen suit against Rayonier as permitted under the federal Clean Water Act and the Georgia Water Quality Control Act due to what the letter alleges to be ongoing violations of such laws, if we do not correct such violations within 60 days of the letter. The allegations relate to the color and odor of treated effluent discharged into the Altamaha River by Rayonier’s Jesup, Georgia mill.
The mill’s treated effluent is discharged pursuant to a permit issued by the Environmental Protection Division of the Georgia Department of Natural Resources (“EPD”), as well as the terms of a consent order entered into in 2008 (and later amended) by EPD and Rayonier. We disagree with the Altamaha Riverkeeper and believe that we are in compliance with applicable law relating to the Jesup mill’s discharge, including compliance with the terms of its permit and consent order with EPD. Assuming that no resolution can be reached, it is possible that Altamaha Riverkeeper will file a lawsuit against Rayonier in respect of its claims.
For further information on environmental issues, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation, Note 17 — Liabilities for Dispositions and Discontinued Operations and Note 18 — Contingencies.

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

	High	Low	Dividends
2013
Fourth Quarter	$58.84	$39.49	$0.49
Third Quarter	$59.87	$53.84	$0.49
Second Quarter	$60.62	$51.04	$0.44
First Quarter	$59.72	$52.17	$0.44
2012
Fourth Quarter	$51.86	$47.45	$0.44
Third Quarter	$51.87	$44.82	$0.44
Second Quarter	$46.04	$41.33	$0.40
First Quarter	$47.56	$43.38	$0.40
On February 28, 2014, the Company announced a first quarter dividend of 49 cents per share payable March 31, 2014, to shareholders of record on March 17, 2014. There were approximately 7,560 shareholders of record of our Common Shares on February 21, 2014.
Issuer Repurchases
In 1996, we began a Common Share repurchase program (the “anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our board of directors authorized the purchase of additional shares totaling 2.1 million. These shares were authorized separately from the anti-dilutive program, and do not have expiration dates. In 2013, there were no shares repurchased under these plans. As of December 31, 2013, there were 3,785,046 shares available for repurchase.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	411	$57.11	—	3,785,046
November 1 to November 30	—	$—	—	3,785,046
December 1 to December 31	—	$—	—	3,785,046
Total	411		—	3,785,046

(1)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted shares under the Rayonier Incentive Stock Plan.

Stock Performance Graph
The following graph compares the performance of Rayonier’s Common Shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s (“S&P”) 500), and two industry-specific indices (the Financial Times Stock Exchange (“FTSE”) National Association of Real Estate Investment Trusts (“NAREIT”) All Equity REITs Index and the S&P 1500 Paper and Forest Products Index).
The table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Rayonier Inc.
S&P 500
FTSE NAREIT All Equity REITs
S&P 1500 Paper & Forest Products Index

The data in the following table was used to create the above graph as of December 31:

	2008	2009	2010	2011	2012	2013
Rayonier Inc.	$100	$142	$185	$245	$295	$249
S&P 500®	$100	$126	$146	$149	$172	$228
FTSE NAREIT All Equity REITs	$100	$198	$214	$234	$307	$394
S&P© 1500 Paper & Forest Products Index	$100	$128	$164	$177	$212	$218

Item 6.	SELECTED FINANCIAL DATA
The following financial data should be read in conjunction with our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollar amounts in millions, except per share data)
Profitability:
Sales (a)	$1,708	$1,483	$1,421	$1,247	$1,118
Operating income (b)	423	401	357	279	419
Net income (c)	374	279	276	218	313
Diluted earnings per common share	2.86	2.17	2.20	1.79	2.60
Financial Condition:
Total assets (d)	$3,686	$3,123	$2,569	$2,364	$2,253
Total debt (e)	1,574	1,270	847	768	700
Shareholders’ equity	1,755	1,438	1,323	1,252	1,146
Shareholders’ equity — per share	13.90	11.66	10.84	10.34	9.61
Cash Flows:
Cash provided by operating activities (f)	$545	$446	$432	$495	$307
Cash used for investing activities
Capital expenditures	$159	$158	$145	$138	$92
Purchase of additional interest in New Zealand joint venture	140	—	—	—	—
Purchase of timberlands and other (g)	20	107	321	5	—
Jesup mill cellulose specialties expansion	141	201	43	—	—
Proceeds from disposition of Wood Products business	(63)	—	—	—	—
Other	72	7	(20)	—	1
Total cash used for investing activities	$469	$473	$489	$143	$93
Cash used for (provided by) financing activities	157	(229)	215	78	202
Depreciation, depletion and amortization	191	146	133	139	153
Cash dividends paid	237	207	185	164	158
Dividends paid — per share	$1.86	$1.68	$1.52	$1.36	$1.33
Non-GAAP Financial Measures:
EBITDA (h)
Forest Resources	$180	$121	$110	$92	$77
Real Estate	73	40	59	75	80
Performance Fibers	386	420	354	272	242
Other Operations	2	—	1	1	(3)
Corporate and other	37	(21)	(32)	(15)	172
Total EBITDA (b)	$678	$560	$492	$425	$568
Debt to EBITDA	2.3 to 1	2.3 to 1	1.7 to 1	1.8 to 1	1.2 to 1
Performance Ratios (%):
Operating income to sales	25	27	25	22	37
Return on equity (i)	23	20	21	18	30
Return on capital (i)	12	11	13	11	18
Debt to capital	47	47	39	38	38
Other:
Timberland and real estate acres — owned, leased, or managed, in millions of acres	2.6	2.7	2.7	2.4	2.5

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Operating Data:
Forest Resources
Sales volume (thousands of short green tons)
Atlantic	3,247	3,310	3,406	3,571	4,532
Gulf States	2,044	2,011	1,335	1,359	1,726
Northern	1,979	1,947	1,665	1,369	1,402
New Zealand Domestic	1,271	—	—	—	—
New Zealand Export	651	—	—	—	—
Total	9,192	7,268	6,406	6,299	7,660
Real Estate — acres sold
Development	326	261	606	472	789
Rural	16,983	16,237	14,821	15,868	15,628
Non-Strategic Timberlands (j)	159,637	14,425	12,191	44,556	53,703
Total Acres Sold	176,946	30,923	27,618	60,896	70,120
Performance Fibers
Sales volume (thousands of metric tons)
Cellulose specialties	486	503	504	480	464
Viscose / other (k)	51	—	—	—	—
Absorbent materials	106	214	227	238	270
Total	643	717	731	718	734

(a)	2013 included $146 million in sales from the consolidation of the New Zealand JV.

(b)
The 2013 results included a $16 million gain related to the consolidation of the New Zealand JV. The 2011 results included a $7 million increase in a disposition reserve. The 2010 results included a gain of $12 million from the sale of a portion of the Company’s interest in its New Zealand JV. The 2009 results included income of $205 million related to the Alternative Fuel Mixture Credit (“AFMC”).

(c)
2013 included a $42 million after-tax gain on the sale of the Wood Products business. The 2011 results included a benefit of $16 million for the reversal of a reserve related to the taxability of the AFMC. The 2010 results included a tax benefit of $24 million for the Cellulosic Biofuel Producer Credit (“CBPC”) and a gain of $12 million from the sale of a portion of the Company’s interest in its New Zealand JV. The 2009 results included income of $193 million related to the AFMC.

(d)	2013 included an increase in total assets of approximately $577 million related to the consolidation of the New Zealand JV.

(e)	The 2013 amount included an additional $224 million of debt related to the consolidation of the New Zealand JV. 2011 included $105 million of notes assumed in a timberland acquisition.

(f)	The 2010 results included a cash refund from the IRS of $189 million related to the AFMC.

(g)	Total timberland acquisitions for 2011 of $426 million included $105 million of notes assumed.

(h)
EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is a non-GAAP valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. We reconcile EBITDA to Net Income for the Consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measure for each. See the following page for a reconciliation of Operating Income to EBITDA in total and by segment. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Performance and Liquidity Indicators for a reconciliation of Net Income to EBITDA.

(i)
Return on equity is calculated by dividing net income by the average of the opening (1/1/XX) and ending (12/31/XX) shareholders’ equity for each period presented. Return on capital is calculated by dividing net income by the sum of average shareholders’ equity and average outstanding debt.

(j)	The 2013 results included a fourth quarter sale of approximately 128,000 acres of New York timberland holdings.

(k)	Beginning in the third quarter of 2013, viscose and commodity grades are being produced as the Company begins its multi-year transition to producing only cellulose specialties.

Reconciliation of Operating Income (Loss) by Segment to EBITDA by Segment
(dollars in millions)

		Forest Resources	Real Estate	Performance Fibers	Other	Corporate and other	Total
2013
Operating income (a)		$81	$56	$311	$2	$(27)	$423
Add:	Depreciation, depletion and amortization	99	17	75	—	—	191
Add:	Income from discontinued operations	—	—	—	—	63	63
Add:	Depreciation, depletion and amortization from discontinued operations	—	—	—	—	1	1
EBITDA		$180	$73	$386	$2	$37	$678
2012
Operating income		$46	$32	$359	$—	$(36)	$401
Add:	Depreciation, depletion and amortization	75	8	61	—	2	146
Add:	Income from discontinued operations	—	—	—	—	11	11
Add:	Depreciation, depletion and amortization from discontinued operations	—	—	—	—	2	2
EBITDA		$121	$40	$420	$—	$(21)	$560
2011
Operating income (b)		$47	$47	$298	$1	$(36)	$357
Add:	Depreciation, depletion and amortization	63	12	56	—	2	133
Add:	Loss from discontinued operations	—	—	—	—	(1)	(1)
Add:	Depreciation, depletion and amortization from discontinued operations	—	—	—	—	3	3
EBITDA		$110	$59	$354	$1	$(32)	$492
2010
Operating income (c)		$33	$53	$214	$1	$(22)	$279
Add:	Depreciation, depletion and amortization	59	22	58	—	—	139
Add:	Income from discontinued operations	—	—	—	—	3	3
Add:	Depreciation, depletion and amortization from discontinued operations	—	—	—	—	4	4
EBITDA		$92	$75	$272	$1	$(15)	$425
2009
Operating income (loss) (d)		$7	$56	$184	$(3)	$175	$419
Add:	Depreciation, depletion and amortization	70	24	58	—	1	153
Add:	Loss from discontinued operations	—	—	—	—	(9)	(9)
Add:	Depreciation, depletion and amortization from discontinued operations	—	—	—	—	5	5
EBITDA		$77	$80	$242	$(3)	$172	$568

(a)	Corporate and other included a $16 million gain related to the consolidation of the New Zealand JV.

(b)	Corporate and other included a $7 million increase to a disposition reserve. See Note 17 — Liabilities for Dispositions and Discontinued Operations for additional information.

(c)	Corporate and other included a gain of $12 million from the sale of a portion of the Company’s interest in the New Zealand JV.

(d)
Corporate and other included $205 million related to the AFMC. See Note 10 — Income Taxes — Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”) for additional information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Our revenues, operating income and cash flows are primarily derived from three core business segments: Forest Resources, Real Estate and Performance Fibers. We own or lease (under long-term agreements) approximately 2.3 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Texas and Washington. We also have a 65 percent ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 0.3 million acres of New Zealand timberlands. We believe we are the eighth largest private landowner in the United States. Our Real Estate business seeks to maximize the value of our properties which are more valuable for development, recreational or conservation uses than for growing timber, and sell our non-strategic timberland. Our Performance Fibers business has been a supplier of premier cellulose specialties products for over eighty-five years.
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
Our focus is on cash generation, effective allocation of capital and maximizing shareholder returns. Our strategy consists of the following key elements:

•
Increase the size and quality of our timberland holdings through timberland acquisitions while selling timberland that no longer meets our strategic or financial return requirements. This strategy, which requires a disciplined approach and rigorous adherence to strategic and financial metrics, can result in significant year-to-year variation in timberland acquisitions and divestitures. For example, we acquired 17,000 acres of timberland in 2013, 88,000 acres in 2012, 308,000 acres in 2011, 3,000 acres in 2010, and none in 2009. We sold approximately 160,000, 14,000 and 12,000 acres of non-strategic timberland in 2013, 2012 and 2011, respectively.

•
Extract maximum value from our HBU properties. In prior years our focus on development properties was to obtain entitlements. For the near term, our entitlement efforts are largely complete as we have approximately 39,000 acres entitled in Florida and Georgia. We will now continue to work on monetizing these properties. For our prime industrial and commercial properties, we have focused on site certification. In 2013, we achieved certification of 1,800 acres in Nassau County, Florida as development-ready for large industrial or commercial uses. We will continue our rural HBU program of sales for conservation, recreation and industrial uses. Our primary markets are in our southern U.S. holdings.

•
Strengthen our global leadership in high purity cellulose specialties by driving growth and diversification. We differentiate ourselves through technically superior products and research and development. We are focused on achieving operational excellence measured by cost-effective, reliable operation of our mills while consistently producing the high-quality, high-value cellulose critical to our customers. The $385 million cellulose specialties expansion (“CSE”) project was completed in June 2013. The project added approximately 190,000 metric tons of cellulose specialties capacity at our Jesup, Georgia mill bringing total cellulose specialties capacity to approximately 675,000 metric tons.

In 2013, we completed several strategic initiatives to position our core businesses for future growth. In the first quarter of 2013, we sold our Wood Products business as part of our strategy to exit commodity markets and focus on specialty products in our manufacturing operations. In the second quarter of 2013, we completed the CSE project at our Jesup, Georgia mill. The approximately 190,000 metric tons of additional cellulose specialties production capacity positions us to grow sales volumes, margins and cash flows in our Performance Fibers business without significant new investment.
In our Forest Resources business, we have repositioned our timberland holdings to concentrate on core regions. In the second quarter of 2013, we purchased an additional 39 percent interest in the New Zealand JV, increasing our ownership percentage to 65 percent. The acquisition increases our leverage to strong Asian export markets. Additionally, in the fourth quarter of 2013, we sold our New York timberlands in order to tighten the focus of our timberland portfolio.
With the completion of these strategic initiatives, we announced a plan to separate our Performance Fibers business from our Forest Resources and Real Estate businesses by mid-2014. The separation will result in two independent, publicly traded companies. With an improving U.S. housing market, strong timber export markets and the expansion of our cellulose specialties capacity, we believe now is the optimal time to pursue the separation of these non-integrated businesses which have evolved into two distinct businesses.
Management and our board of directors have developed a long-range planning process for the growth of our three core businesses. Our long-range planning process incorporates strategic factors such as allocation of capital, market forces and risks, access to capital, the competitive landscape and continued compliance with REIT requirements. The decision to separate our Performance Fibers business from our Forest Resources and Real Estate businesses is a result of careful consideration made through this long-range planning process and is consistent with our commitment to allow unencumbered growth in each of our three core businesses. Any actions we may take in the future with respect to changing strategic factors will be focused on ensuring each of our businesses can take advantage of growth opportunities while maximizing value for our shareholders.
We continuously evaluate our capital structure. Our year-end debt-to-capital ratio was 47 percent and our debt-to-EBITDA ratio was 2.3 times, while our net debt-to-EBITDA ratio was 2 times. We believe that a debt-to-EBITDA ratio of up to three times is appropriate to keep our weighted-average cost of capital low while maintaining an investment grade debt rating as well as retaining the flexibility to actively pursue growth opportunities.
We have historically maintained conservative leverage and believe in keeping ample liquidity and financial flexibility. Maintaining an investment grade debt rating has been a key element of this overall financial strategy as it historically allowed access to corporate debt markets even in difficult economic conditions. We had $243 million of available borrowing capacity on our revolving credit facility as of December 31, 2013. See Note 13 — Debt for additional information.
In connection with the separation, we plan for the new Performance Fibers company to raise approximately $1 billion in new debt consisting of both term loans and corporate bonds. The proceeds of the new debt will be distributed to Rayonier through a dividend. Rayonier will generally use those proceeds to pay down debt, including a $112.5 million installment note maturing on December 31, 2014.
We maintain four qualified defined benefit plans and one unfunded plan to provide benefits in excess of amounts allowable in qualified plans under current tax law. At December 31, 2013, our qualified plans were underfunded $37 million versus $98 million at December 31, 2012 primarily due to an increase in the discount rate from 3.7 percent to 4.6 percent and a $21 million increase in plan assets. Although we have no pension contribution requirements in 2014, we may make discretionary pension contributions.
We do not have any significant strategic capital spending budgeted for 2014. Capital spending is expected to be limited to routine, annual mill maintenance, additional recovery boiler maintenance at the Jesup Mill and seedling planting and fertilization.
In 2013, our annual dividend was $1.86 per share, reflecting a third quarter increase in the quarterly dividend from $0.44 per share to $0.49 per share. We expect to maintain our quarterly dividend through the separation of the Performance Fibers business in mid-2014. Post separation, Rayonier will continue to pay a competitive dividend. The new Performance Fibers company is expected to generate strong cash flows supporting a dividend payment competitive with its peer group.
Overall, we believe we have adequate liquidity and sources of capital to run our businesses efficiently and effectively and to maximize the value of assets under management. We expect cash flow from operations, proceeds from new debt issued in connection with the separation and debt available under our term credit agreement to adequately cover planned expenditures, interest expense and dividends in 2014.
Operational Strategies
Timber is sold primarily through an auction process, although it is also marketed through log supply agreements (primarily in the northern region and in New Zealand). We operate Forest Resources as a stand-alone business, requiring our Performance Fibers mills to compete with third-party bidders for timber, primarily at auction. This promotes realizing market value and generating a true measure of fair value returns in Forest Resources while minimizing the possibility of our manufacturing facilities being subsidized with below-market cost wood. We focus on optimizing Forest Resources returns by continually improving productivity and yields beginning with genetically superior seedlings from our own nurseries and through advanced silvicultural practices which take into account soil, climate and biological considerations. We also actively pursue other non-timber sources of income, primarily hunting, other recreational licenses and pipeline easements. Finally, we evaluate timberland acquisitions and pursue those that meet various financial and strategic criteria.
A significant portion of our acreage is more valuable for development, rural residential, recreational or conservation purposes than for growing timber. To maximize the value of our development properties, our strategy has been to engage in value-added entitlement activities versus selling real estate in bulk without entitlements. Our entitlement efforts are largely complete as we now have approximately 7,900 acres of entitled land in Georgia and 31,200 acres of entitled land in Florida. We completed site certification on an 1,800 acre industrial site in Nassau County, Florida and advanced entitlements on 4,200 acres of our East

Nassau, Florida property. In December 2012, we achieved certification of our 1,400 acre Belfast Commerce Center in Bryan County, Georgia as development-ready for large industrial or commercial uses. Less than a year later, in November 2013, we closed our first Belfast sale for $35 thousand per acre. We will continue to actively market our entitled properties. Additionally, in 2013 we continued our strategy of selling non-strategic timberland holdings, which enables us to redeploy capital to higher returning assets.
In Performance Fibers, we are focused on continuing to differentiate our business and improve our position as a premier supplier of cellulose specialties products. A key part of this strategy is to differentiate our products through technical superiority and research and development, including partnering with customers to develop new products and meet their evolving needs. The Performance Fibers business will strengthen its cellulose specialties leadership position by driving growth and achieving operational excellence. The reliability and cost-effectiveness of our mills are measured by our ability to consistently produce high-quality and high-value cellulose to our customers. In 2013, cellulose specialties accounted for 76 percent of our sales volume, with the remaining volume sold as commodity grades.
Industry and Market Conditions
In 2013, demand for pulpwood was strong in the Gulf States and Atlantic regions as pulp mills continued to operate at full capacity and demand for bioenergy remained firm. The market was impacted by a decreased supply of pulpwood due to poor logging conditions caused by wet weather. Domestic demand for sawtimber gained strength due to slight improvements in the housing market. Export sawtimber markets in the Pacific Northwest region and New Zealand continued to improve throughout the year as Chinese demand for logs increased. We anticipate Chinese demand for logs will continue to strengthen during 2014. Overall, we expect 2014 timber demand and pricing to exceed 2013 levels as general economic conditions improve in the U.S. and Chinese demand remains strong.
In Real Estate, we expect the demand for development property to slowly return with the modestly improving housing market and overall economic climate; however, there is stronger development interest in some local markets, particularly around our properties in St. Johns County, Florida. This improved interest has already resulted a contract with a national builder for a 600-acre section of property. Also, the recent sale at our Belfast Commerce Center outside Savannah, Georgia indicates interest in our industrial properties is improving as well. Finally, interest in rural HBU sales remain steady.
In Performance Fibers, sales are typically made under multi-year contracts, which establish annual target volumes. Price is then negotiated at the beginning of each year. We have long-term contracts with the world’s largest manufacturers of acetate-based products and other key customers that extend through 2014 to 2017 and represent a significant majority of our high value cellulose specialties production. Our recognized technical and market leadership has allowed us to maintain strong pricing across our cellulose specialties product lines.
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
We just completed 2014 price negotiations with our customers. Because of the market conditions noted above, we expect 2014 cellulose specialties prices to decrease 7 percent to 8 percent. Specialties sales volumes, however, are expected to be 30,000 to 50,000 metric tons greater than 2013. The remainder of Performance Fibers 2014 production will be commodity grades. We have decided to move our planned, extended outage of the recovery boiler forward from 2015 to 2014. This decision will reduce 2014 production of commodity grades by 35,000 to 40,000 tons; however, it will allow us more flexibility in 2015 when we expect cellulose specialties markets to improve.
We are encouraged by trends in our key cellulose specialties markets. Acetate demand remains solid and weakness in the European construction and automotive markets appears to have bottomed. With the additional production capacity provided by the CSE, the Performance Fibers business is well positioned to grow sales volumes, margins and cash flows, without further significant investment.

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
An annual depletion rate is established for each particular region by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A three percent company-wide change in estimated standing merchantable inventory would cause 2013 depletion expense to change by approximately $2 million.
Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. We do not expect our 2013 acquisitions to have a significant impact on depletion expense. In the fourth quarter of 2012, we acquired an additional 62,600 acres in the Gulf States region. Although 2012 depletion expense was not significantly impacted, the acquisition increased 2013 depletion expense by $0.7 million.
Depreciation and impairment of long-lived assets
Depreciation expense is computed using the units-of-production method for the Performance Fibers plant and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. We believe these depreciation methods are the most appropriate under the circumstances as they most closely match revenues with expenses versus other generally accepted accounting methods. Long-lived assets are periodically reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. Cash flows used in such impairment analyses are based on long-range plan projections, which take into account recent sales and cost data as well as macroeconomic drivers such as customer demand and industry capacity. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition or other causes.
Environmental costs associated with dispositions and discontinued operations
At December 31, 2013, we had $76 million of accrued liabilities for environmental costs relating to past dispositions and discontinued operations. Numerous cost assumptions are used in estimating these obligations. Factors affecting these estimates include changes in the nature or extent of contamination, changes in the content or volume of the material discharged or treated in connection with one or more impacted sites, requirements to perform additional or different assessment or remediation, changes in technology that may lead to additional or different environmental remediation strategies, approaches and workplans, discovery of additional or unanticipated contaminated soil, groundwater or sediment on or off-site, changes in remedy selection, changes in law or interpretation of existing law and the outcome of negotiations with governmental agencies or non-governmental parties. We periodically review our environmental liabilities and also engage third-party consultants to assess our ongoing remediation of contaminated sites. A significant change in any of the estimates could have a material effect on the results of our operations. Typically, these cost estimates do not vary significantly on a quarter to quarter basis, although there can be no assurance that such a change will not occur in the future. In 2013 and 2012, we increased the liability by $3 million and $1 million, respectively. See Note 17 — Liabilities for Dispositions and Discontinued Operations for additional information.
Determining the adequacy of pension and other postretirement benefit assets and liabilities
We have four qualified benefit plans which cover most of our U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to certain participants in the qualified plans. All plans are currently closed to new participants. Pension expense for all plans was $22 million in 2013, including approximately $0.9 million in curtailment and settlement charges related to the sale of our Wood Products business. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of these assumptions, some degree of judgment is exercised in selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.
In determining pension expense in 2013, a $25 million return was assumed based on an expected long-term rate of return of 8.5 percent. The actual return for 2013 was a gain of $42 million, or 13 percent. Our long-term return assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual annualized rate of return from 1994 (the date of our spin-off from ITT Corporation) through 2013. At the end of 2013, we reviewed this assumption for reasonableness and determined the 2013 long-term rate of return assumption should remain at 8.5 percent. At December 31, 2013, our asset mix consisted of 67 percent equities, 30 percent bonds and 3 percent real estate equity funds. We do not expect this mix to change materially in the near future.
In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high quality (AA rated), long-term corporate bond rates into their calculations. The discount rate increased from 3.70 percent at December 31, 2012 to 4.60 percent at December 31, 2013.
The Company’s pension plans were underfunded by $72 million at December 31, 2013, a $62 million improvement in funding status from December 31, 2012 due primarily to the higher discount rate and a $21 million increase in plan assets. We had no mandatory pension contributions and did not make discretionary contributions to our qualified pension plans in 2013 or 2012. Future requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates and requirements under the Pension Protection Act. See Note 22 — Employee Benefit Plans for additional information.
In 2014, we expect pension expense to be well below 2013 due to a decrease in the amortization of actuarial losses resulting from an increase in the discount rate. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters.
The sensitivity of pension expense and projected benefit obligation to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Pension Expense	Projected Benefit Obligation
25 bp decrease in discount rate	+ 1.6 million	+ 13.0 million
25 bp increase in discount rate	- 1.6 million	- 12.4 million
25 bp decrease in long-term return on assets	+ 0.7 million
25 bp increase in long-term return on assets	- 0.7 million
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
We have recorded certain deferred tax assets we believe will be realized in future periods. These assets are reviewed periodically in order to assess their realizability. This review requires us to make assumptions and estimates about future profitability affecting the realization of these tax benefits. If the review indicates the realizability may be less than likely, a valuation allowance is recorded.
Our income tax returns are subject to examination by U.S. federal, state, and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. We record a liability for an uncertain tax position that does not meet this criterion. The liabilities for unrecognized tax benefits are adjusted in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. See Note 10 — Income Taxes for additional information about our unrecognized tax benefits.

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2013	2012	2011
Sales
Forest Resources
Atlantic	$70	$64	$71
Gulf States	54	45	31
Northern	110	110	102
New Zealand (a)	148	11	11
Total Forest Resources	382	230	215
Real Estate
Development	4	2	4
Rural	37	39	33
Non-Strategic Timberlands (b)	108	16	34
Total Real Estate	149	57	71
Performance Fibers
Cellulose specialties	930	935	824
Viscose/other (c)	39	—	—
Absorbent materials (c)	73	158	196
Total Performance Fibers	1,042	1,093	1,020
Other Operations	138	105	122
Intersegment Eliminations	(3)	(2)	(7)
Total Sales	$1,708	$1,483	$1,421

Operating Income
Forest Resources	$81	$46	$47
Real Estate	56	32	47
Performance Fibers	311	359	298
Other Operations	2	—	1
Corporate and other (d)	(27)	(36)	(36)
Operating Income	423	401	357
Interest Expense	(44)	(45)	(50)
Interest/Other Income	3	—	1
Income Tax Expense (e)	(50)	(85)	(31)
Income from Continuing Operations	332	271	277
Discontinued Operations, Net (f)	42	8	(1)
Net Income	374	279	276
Less: Net Income Attributable to Noncontrolling Interest	2	—	—
Net Income Attributable to Rayonier Inc.	$372	$279	$276

(a)	2013 included $146 million in sales from the consolidation of the New Zealand JV.

(b)	The 2013 results included a fourth quarter sale of approximately 128,000 acres of New York timberland holdings for $57 million.

(c)
Beginning in the third quarter of 2013 and in conjunction with the completion of the CSE project, the Company’s Jesup mill reduced production of absorbent materials and began producing viscose and other commodity grades as the Company begins its multi-year transition to producing only cellulose specialties.

(d)
The 2013 results included a $16 million gain related to the consolidation of the New Zealand JV. The 2011 results included a $7 million increase in a disposition reserve. See Note 17 — Liabilities for Dispositions and Discontinued Operations for additional information.

(e)	The 2011 results included a benefit of $16 million from the reversal of a reserve related to the taxability of the AFMC.

(f)	The 2013 results included a $42 million after-tax gain from the sale of the Wood Products business.

Results of Operations, 2013 versus 2012
Forest Resources

Sales (in millions)	2012	Changes Attributable to:		2013
		Price	Volume/ Mix/Other
Atlantic	$64	$7	$(1)	$70
Gulf States	45	3	6	54
Northern	110	12	(12)	110
New Zealand (a)	11	20	117	148
Total Sales	$230	$42	$110	$382

(a)	2013 included $146 million of sales from the consolidation of the New Zealand JV.

Operating Income (in millions)	2012	Changes Attributable to:			2013
		Price	Volume/ Mix	Cost/Other
Atlantic	$17	$7	$—	$(1)	$23
Gulf States	6	3	—	6	15
Northern	21	12	3	(3)	33
New Zealand/Other (a)	2	20	—	(12)	10
Total Operating Income	$46	$42	$3	$(10)	$81

(a)	2013 included $8 million of operating income from the consolidation of the New Zealand JV.
The Atlantic region’s sales and operating income increased over 2012 primarily due to stronger pulpwood and sawlog prices driven by increased demand in key markets from higher housing starts, supporting additional wood products capacity. Pricing in this region also benefited from limited supply due to wet weather.
The Gulf States region also benefited from improved pulpwood and sawlog prices as well as increased volumes from our December 2012 Texas acquisition, resulting in a 17 percent increase in 2013 sales over the prior year. Operating income improved from 2012, primarily due to higher non-timber income and the strong pricing.
In the Northern region, sales were consistent with the prior year as increased prices, driven by strong export and domestic demand, were offset by lower volumes of delivered wood. Operating income increased 57 percent due to higher prices, partially offset by higher logging costs.
In April 2013, we acquired an additional 39 percent ownership in our New Zealand JV for $140 million. As a 65 percent owner, we began consolidating 100 percent of the New Zealand JV’s results of operations in the second quarter of 2013. The 2013 higher sales and operating results for New Zealand reflect this increased ownership.
Real Estate
Our real estate holdings are primarily in the southeastern United States. We segregate these real estate holdings into three groups: development HBU, rural HBU and non-strategic timberlands. Our strategy is to extract maximum value from our HBU properties while selling non-strategic holdings to allow reinvestment in more strategic properties.

	2012	Changes Attributable to:		2013
Sales (in millions)		Price	Volume/ Mix
Development	$2	$3	$(1)	$4
Rural	39	(4)	2	37
Non-Strategic Timberlands	16	14	78	108
Total Sales	$57	$13	$79	$149

Operating Income (in millions)	2012	Changes Attributable to:			2013
		Price	Volume/ Mix	Cost/Other
Total Operating Income	$32	$13	$17	$(6)	$56
In 2013, sales and operating income increased from prior year due to large sales of non-strategic timberland including approximately 21,000 acres in the southeast and 5,400 acres in Washington. Additionally, 2013 results include the sale of approximately 128,000 acres of New York timberland holdings.
Performance Fibers

Sales (in millions)	2012	Changes Attributable to:		2013
		Price	Volume / Mix
Cellulose specialties	$935	$26	$(31)	$930
Viscose/other	—	—	39	39
Absorbent materials	158	(8)	(77)	73
Total Sales	$1,093	$18	$(69)	$1,042
Sales decreased five percent in 2013 as lower cellulose specialties volumes, due to the timing of customer orders, and the impact of the CSE project more than offset higher cellulose specialties prices. In 2013, absorbent materials prices declined 11 percent reflecting weakness in the market and volumes decreased 51 percent, reflecting reduced production of absorbent materials and production of viscose and other commodity grades as the Company begins its multi-year transition to producing only cellulose specialties.

Operating Income (in millions)	2012	Changes Attributable to:				2013
		Cellulose Specialties
		Price	Volume	Cost/Mix	Other
Total Operating Income	$359	$26	$(12)	$(16)	$(46)	$311
Operating income declined $48 million in 2013 due to lower cellulose specialties volumes, the planned extended shutdown at the Jesup mill and higher wood and production costs. Our 2013 results also reflect a product mix shift away from absorbent materials to commodity viscose as a result of the CSE project transition.
The cellulose specialties expansion project cost $385 million and converted approximately 260,000 metric tons of absorbent materials capacity into approximately 190,000 metric tons of cellulose specialties capacity. The project was completed in June 2013, after significant modifications to the production line and increased capacity of ancillary systems. In July 2013, we restarted the converted production line and began the qualification process for the line’s cellulose specialties production with our customers.
We will produce cellulose specialties, commodity viscose and other commodity products, modulating volumes in each product group to meet demand. We expect the global demand for cellulose specialties to grow approximately 45,000 to 50,000 metric tons a year as customers’ product needs continue to expand. As demand for cellulose specialties grows, we expect to increase our sales of cellulose specialties and complete the transition to become a dedicated cellulose specialties supplier by 2017/2018. As we increase our production of cellulose specialties, we anticipate increases in total sales and operating income, assuming 2013 price levels, as higher prices received on the additional cellulose specialties volume more than offset expected cost increases and the net reduction in overall production capacity. For the year ended December 31, 2013, our cellulose specialties average sales price of $1,913 per metric ton was $1,273 above our absorbent materials average sales price per metric ton.
In January 2014, we announced the planned separation of the Performance Fibers business from the Forest Resources and Real Estate businesses. The separation will result in two independent, publicly-traded companies by means of a tax-free spin-off of the Performance Fibers business to our shareholders. The separation, which is subject to a number of conditions including final Board approval, receipt of a favorable private letter ruling from the IRS and effectiveness of a registration statement on Form 10, is expected to be completed in mid-2014.

Other Operations
Sales from our New Zealand log trading business increased $33 million over the prior year due to increased Asian demand, resulting in a $2 million increase in operating income.
Corporate and Other Expense/Eliminations
Expenses for 2013 decreased $9 million from 2012, primarily due to the $16 million gain related to the consolidation of the New Zealand JV. This gain included the recognition of a $10 million deferred gain based on the original sale of our New Zealand operations to the New Zealand JV in 2005 and a $6 million benefit due to the required fair market value remeasurement of our equity interest in the New Zealand JV held before the purchase of the additional interest. Excluding the gain related to the consolidation of the New Zealand JV, corporate and other expenses increased $7 million due to higher business development and legal costs primarily related to the anticipated separation of our Performance Fibers business from our Forest Resources and Real Estate businesses.
Interest Expense and Interest/Other Income
The 2013 interest expense of $44 million was comparable to the prior year. The 2013 results included a $4 million charge on the early redemption by the noteholders of $41.5 million of our $172.5 million Senior Exchangeable Notes due in 2015. The charge represents the difference between the carrying value and the fair market value of the debt and the write off of certain debt costs due to the early redemption. Excluding this charge, interest expense was below 2012 primarily due to lower borrowing rates.
Income Tax Expense
The full year effective tax rate was 13.0 percent compared to 23.8 percent in 2012 primarily due to several non-routine tax items. Excluding these items, the 2013 effective tax rate was 23.5 percent compared to 26.3 percent in the prior year. The decline in the effective tax rate was primarily due to proportionately higher earnings from REIT operations and a benefit associated with the internal transfer of timberland properties. See Note 10 — Income Taxes for additional information regarding the provision for income taxes and the non-routine tax items.
Outlook for 2014
In 2014, we intend to separate the Performance Fibers business from the Forest Resources and Real Estate businesses. Over the past few years, we have completed a number of strategic steps to position these businesses to operate as two industry-leading public companies with significant growth opportunities. With an improving housing market and economy, and expanded capacity in Performance Fibers, we feel the timing is optimal for the separation of these two non-integrated businesses and will best position the company to drive value for shareholders. Through this separation, each business will gain the flexibility to pursue its own growth strategies and operating priorities, and develop a capital structure and allocation to generate long-term growth and value for shareholders.
We have achieved important milestones to transition Performance Fibers to a specialty chemical company with an excellent foundation for long-term growth and stability. We have recently unlocked significant growth potential with the completion of our cellulose specialties expansion project, which increased production capacity of high-value cellulose specialties at the Jesup mill by approximately 190,000 metric tons. Compared with 2013, Performance Fibers is expected to sell an additional 30,000 to 50,000 metric tons of cellulose specialties in 2014 as it commences the multi-year ramp-up to full cellulose specialties production.
In our Forest Resources business, we have repositioned our portfolio to focus on core regions, including the recent sale of the New York timberlands. In our Real Estate business we have obtained land use entitlements for higher-and-better-use properties to position the business for enhanced sales values.
Our 2014 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

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
The Atlantic region’s sales decreased from the prior year, primarily due to lower volumes as 2011 results included fire salvage timber. The decline in volume was partially offset by a 12 percent increase in 2012 pine stumpage prices as 2011 prices were negatively impacted by the fire salvage timber. Operating income improved from 2011 due to higher sales prices and non-timber income. The 2011 results also included approximately $2 million of write-downs from forest fires.
The Gulf States’ sales and operating income increased from 2011 as volumes rose 51 percent, primarily due to the integration of the 2011 timberland acquisitions and higher non-timber income.
In the Northern region, sales increased from the prior year primarily due to higher volumes of delivered wood in the Northwest. However, operating income decreased primarily due to an eight percent decrease in price as a result of weaker Asian demand and higher logging and transportation costs.
The New Zealand sales represent timberland management fees for services provided to the New Zealand JV, Matariki Forestry Group (“Matariki”). The operating income primarily represents the New Zealand JV’s equity earnings which decreased from 2011 mainly due to weaker Asian demand and lower carbon credit sales.
Real Estate
Our real estate holdings are primarily in the southeastern United States. We segregate these real estate holdings into three groups: development HBU, rural HBU and non-strategic timberlands. Our strategy is to extract maximum value from our HBU properties while selling non-strategic holdings to allow reinvestment in more strategic properties.

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
Corporate and Other Expense/Eliminations
The 2011 results include a $7 million increase in a disposition reserve, discussed at Note 17 — Liabilities for Dispositions and Discontinued Operations. Excluding this special item, 2012 corporate and other expenses increased primarily due to higher benefit and business development costs.
Interest Expense and Interest/Other Income
Interest expense was $6 million below the prior year due to higher capitalized interest on the CSE project and lower borrowing rates. Interest/other income was comparable to the prior year.
Income Tax Expense
The full year effective tax rate was 23.8 percent compared to 10.0 percent in 2011 primarily due to several non-routine tax items. Excluding these items, the 2012 effective tax rate was 26.3 percent, up from 23.4 percent in the prior year. The higher 2012 rate was due to proportionately higher earnings from the TRS. See Note 10 — Income Taxes for additional information regarding the provision for income taxes and the non-routine tax items.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality and seasonality in working capital needs and long-term debt has been used to fund major acquisitions and strategic projects.

Summary of Liquidity and Financing Commitments (in millions of dollars)

	As of December 31,
	2013	2012	2011
Cash and cash equivalents	$200	$281	$79
Total debt	1,574	1,270	847
Shareholders’ equity	1,755	1,438	1,323
Total capitalization (total debt plus equity)	3,329	2,708	2,170
Debt to capital ratio	47%	47%	39%

Our 2013 total debt increased over 2012 due to $73 million in net borrowings and $224 million related to the consolidation of the New Zealand JV. Our debt-to-capital ratio was consistent with 2012, as a result of comparable increases in debt and equity principally related to the consolidation of the New Zealand JV and higher net income. See Note 13 — Debt for additional information.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended December 31 (in millions of dollars):

	2013	2012	2011
Total cash provided by (used for):
Operating activities	$545	$446	$432
Investing activities	(469)	(473)	(489)
Financing activities	(157)	229	(215)
Effect of exchange rate changes on cash	—	—	1
(Decrease) increase in cash and cash equivalents	$(81)	$202	$(271)
Cash Provided by Operating Activities
Cash provided by operating activities in 2013 increased from the prior year primarily due to favorable operating results in our Forest Resources and Real Estate segments, partially offset by higher cash taxes and interest payments in 2013 as compared to 2012.
Cash provided by operating activities in 2012 increased from the prior year primarily due to favorable operating results in our Performance Fibers segment partially offset by higher cash taxes as 2011 benefited from several non-routine tax items.
Cash Used for Investing Activities
Cash used for investing activities decreased slightly in 2013 as the current year included $20 million in strategic timberland acquisitions compared to $107 million in 2012. Spending on the CSE project also decreased $60 million in 2013 as compared to 2012. These decreases were partially offset by $140 million spent to acquire additional interest in the New Zealand JV and a $58 million increase in restricted cash due to the timing of like-kind exchanges. The current year also included $63 million of after tax proceeds from the sale of the Company’s Wood Products business in the first quarter of 2013.
Cash used for investing activities decreased in 2012 as 2011 included $321 million in strategic timberland acquisitions compared to $107 million in 2012. This decrease was partially offset by a $158 million increase in spending on the CSE project, an $11 million increase in restricted cash due to the timing of like-kind exchanges and a $13 million increase in non-strategic capital expenditures.
Cash (Used for) Provided by Financing Activities
Cash used for financing activities in 2013 increased from the prior year as dividends paid increased $30 million due to an 11 percent increase in dividends per share during 2013. Additionally, 2013 net debt borrowings of $73 million were significantly lower than 2012 net borrowings of $416 million and proceeds from the issuance of common stock decreased $15 million from 2012.
Cash provided by financing activities in 2012 increased from the prior year as 2012 included net borrowings of $416 million, compared to net repayments of $39 million in 2011. Additionally, proceeds on stock options exercised increased $12 million.

These cash inflows were partially offset by a $21 million increase in dividends paid as annual dividends per share rose 11 percent during 2012.
Expected 2014 Expenditures
For the first half of 2014, prior to the planned separation of the Performance Fibers business from the Forest Resources and Real Estate businesses, capital expenditures are forecasted to be between $90 million and $95 million, excluding strategic timberland acquisitions. This range includes annual shutdown costs at our two Performance Fibers mills and additional costs related to recovery boiler maintenance at the Jesup mill. Our dividend payments during the first half of 2014 are expected to be approximately $125 million assuming no change in the quarterly dividend rate of $0.49 per share.
By mid-2014, we expect to be operating as two separate publicly traded companies. During the second half of 2014, post-separation, we expect the Forest Resources and Real Estate businesses to spend approximately $35 million to $40 million on capital expenditures, excluding strategic timberland acquisitions.We expect capital spending for the Performance Fibers business to range between $20 million and $25 million. Income tax payments and environmental costs related to our dispositions and discontinued operations are expected to be approximately $30 million and $4 million, respectively. Dividend payments during the second half of 2014 are expected to be competitive with the peer groups of the respective companies.
We made no discretionary pension contributions in 2013 or 2012. We have no mandatory pension contributions in 2014 but may make discretionary contributions either during the first half of the year or after separation of the businesses. For information on full-year 2014 expected environmental expenditures related to our dispositions and discontinued operations, see Note 17 — Liabilities for Dispositions and Discontinued Operations.

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
Below is a reconciliation of Net Income to EBITDA and a table of EBITDA by segment for the five years ended December 31 (in millions of dollars):

	2013	2012	2011	2010	2009
Net Income to EBITDA Reconciliation
Net Income	$374	$279	$276	$218	$313
Interest, net	41	45	49	49	51
Income tax expense, continuing operations	50	85	31	14	49
Income tax expense, discontinued operations	21	3	—	1	(3)
Depreciation, depletion and amortization	191	146	133	139	153
Depreciation, depletion and amortization, from discontinued operations	1	2	3	4	5
EBITDA (a)	$678	$560	$492	$425	$568

	2013	2012	2011	2010	2009
EBITDA by Segment
Forest Resources	$180	$121	$110	$92	$77
Real Estate	73	40	59	75	80
Performance Fibers	386	420	354	272	242
Other Operations	2	—	1	1	(3)
Corporate and other (a)	37	(21)	(32)	(15)	172
EBITDA	$678	$560	$492	$425	$568

(a)
The results for 2013 include a $63 million gain on the sale of Wood Products and a $16 million gain related to the consolidation of the New Zealand JV. The results for 2011 included a $7 million increase in a disposition reserve. The results for 2010 included a gain of $12 million from the sale of a portion of the Company’s interest in the New Zealand JV. The results for 2009 included $205 million related to the AFMC.

Excluding special items noted in the footnote above, 2013 EBITDA was $39 million above prior year primarily due to higher operating results in our Forest Resources and Real Estate segments. Excluding special items noted in the footnote above, 2012 EBITDA was $61 million above prior year primarily due to higher operating results in our Performance Fibers segment. See Item 6 — Selected Financial Data for a reconciliation of EBITDA to Operating Income by segment.
Adjusted CAD is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. We define CAD as Cash Provided by Operating Activities adjusted for capital spending, strategic divestitures, the change in committed cash, and other items which include cash provided by discontinued operations, excess tax benefits on stock-based compensation and the change in capital expenditures purchased on account. Committed cash represents outstanding checks that have been drawn on our zero balance bank accounts but have not been paid. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.”
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five years ended December 31 (in millions):

	2013	2012	2011	2010	2009
Cash provided by operating activities	$545	$446	$432	$495	$307
Capital expenditures (a)	(159)	(158)	(145)	(138)	(92)
Change in committed cash	(4)	6	(6)	12	17
Excess tax benefits on stock-based compensation	8	8	6	5	3
Basis of New York timberlands	(54)	—	—	—	—
Other	(2)	2	—	10	(2)
CAD	334	304	287	384	233
Mandatory debt repayments	(42)	(323)	(93)	(1)	(123)
Adjusted CAD	$292	$(19)	$194	$383	$110

Cash used for investing activities	$(469)	$(473)	$(489)	$(143)	$(93)
Cash (used for) provided by financing activities	$(157)	$229	$(215)	$(78)	$(202)

(a)
Capital expenditures exclude strategic capital. For the year ended December 31, 2013, strategic capital totaled $141 million for the Jesup mill CSE and $20 million for timberland acquisitions. For the year ended December 31, 2012, strategic capital totaled $201 million for the Jesup mill CSE and $107 million for timberland acquisitions.

Adjusted CAD increased in 2013 due to higher operating results and lower mandatory debt repayments partially offset by the change in committed cash. Adjusted CAD decreased in 2012 due to the refinancing of $300 million of Senior Exchangeable Notes and $23 million of solid waste bonds that matured, partially offset by higher operating results and the change in committed cash. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Liquidity Facilities
In April 2011, the Company entered into a five-year $300 million unsecured revolving credit facility, which was increased to $450 million in August 2011. During October 2012, we amended this revolving credit facility to take advantage of better pricing, improve covenants and change the debt ceiling calculation to provide additional borrowing capacity. As a result of the amendment, the borrowing rate decreased from LIBOR plus 105 basis points to LIBOR plus 97.5 basis points. The facility fee decreased 5 points from 20 basis points to 15 basis points. The Company had $243 million of available borrowing capacity under the revolving credit facility as of December 31, 2013.
In December 2012, the Company entered into a $640 million senior unsecured term credit agreement with banks in the farm credit system, which is a network of cooperatives. The agreement matures in December 2019 and has a delayed draw feature that allows borrowings up to $640 million through December 2017 using a maximum of five advances. The periodic interest rate on the term credit agreement is LIBOR plus 150 basis points with an unused commitment fee of 15 basis points. The Company receives annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company expects the effective interest rate to approximate LIBOR plus 95 basis points after consideration of the patronage refunds. The Company had $140 million of available borrowing capacity under this facility as of December 31, 2013.
The 3.75% Senior Exchangeable Notes matured in October 2012 and the principal balance of $300 million was paid in cash. The exchangeable note hedges also matured and the associated shares were used to pay the excess exchange value of 2,221,056 shares of Rayonier stock. As a result, there was no impact on the number of shares outstanding. The warrants sold in conjunction with the issuance of the 3.75% Senior Exchangeable Notes due 2012 began maturing on January 15, 2013 and continued to mature through March 27, 2013. In the first and second quarter of 2013, 8,313,511 of warrants were settled, resulting in the issuance of 2,135,221 Rayonier common shares. For information regarding the dilutive effect of the assumed conversion of the warrants, refer to Note 11 — Earnings per Common Share.
The $172.5 million of 4.50% Senior Exchangeable Notes due 2015 were exchangeable at the option of the holders for all four calendar quarters ending in 2013. Per the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days in a period of 30 consecutive trading days as of the last day of the quarter. During the third quarter of 2013, three groups of note holders elected to exercise their right to redeem $41.5 million of the notes. As of December 31, 2013, all three redemptions have settled and the Company recorded a $4 million charge on the early redemption. The charge represents the difference between the carrying value and the fair market value of the debt and the write off of certain debt costs due to the early redemption. Based upon the average stock price for the 30 trading days ended December 31, 2013, these notes again became exchangeable at the option of the holder for the calendar quarter ending March 31, 2014. The remaining balance of the notes is classified as long-term debt at December 31, 2013 due to the ability and intent of the Company to refinance them on a long-term basis.
In connection with the separation, we plan for the new Performance Fibers company to raise approximately $1 billion in new debt consisting of both term loans and corporate bonds. The proceeds of the new debt will be distributed to Rayonier through a dividend. Rayonier will generally use those proceeds to pay down existing debt.
See Note 13 — Debt for additional information on these agreements and other outstanding debt, as well as for information on covenants which must be met in connection with our installment note, mortgage notes, senior notes, term credit agreement and the revolving credit facility.
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. In February 2012, Moody’s Investors Service raised our senior unsecured rating to “Baa1” from “Baa2” and revised our outlook to “Stable” from “Positive.” In January 2014, Moody’s further revised our outlook from “Stable” to “Under Review” in light of the announced separation of our Performance Fibers business. In February 2011, Standard & Poor’s Ratings Services raised its ratings on Rayonier, including our corporate credit rating, to “BBB+” from “BBB.” In January 2014, Standard & Poor’s revised our outlook from “Stable” to “CreditWatch Negative” in light of the announced separation of our Performance Fibers business.

Off-Balance Sheet Arrangements
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for certain self-insurance programs that we maintain. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 19 — Guarantees for further discussion.

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
The following table aggregates our contractual financial obligations as of December 31, 2013 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2014	2015-2016	2017-2018	Thereafter
Long-term debt (a)	$1,463	$—	$529	$63	$871
Current maturities of long-term debt	113	113	—	—	—
Interest payments on long-term debt (b)	204	40	69	44	51
Operating leases — timberland	188	10	19	17	142
Environmental obligations (c)	2	2	—	—	—
Postretirement obligations (d)	34	3	6	7	18
Operating leases — PP&E, offices	10	3	4	2	1
Uncertain tax positions (e)	11	11	—	—	—
Purchase obligations — derivatives (f)	5	—	1	2	2
Purchase obligations — Jesup mill contract (g)	20	—	1	4	15
Purchase obligations — wood chips (h)	48	11	23	14	—
Purchase obligations — environmental service (i)	7	3	1	—	3
Purchase obligations — other	2	2	—	—	—
Total contractual cash obligations	$2,107	$198	$653	$153	$1,103

(a)	The book value of our long-term debt is currently recorded at $1.462 billion on the Company’s consolidated balance sheet, but upon maturity the liability will be $1.463 billion.

(b)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2013.

(c)	These obligations relate to the Jesup mill 2008 consent order which was amended in 2011 for the CSE project.

(d)
These amounts represent an estimate of our projected payments related to our unfunded excess pension plan and our postretirement medical and life insurance plans for the next ten years. See Note 22 — Employee Benefit Plans for additional information.

(e)	See Note 10 — Income Taxes for additional information on uncertain tax positions.

(f)	Purchase obligations represent payments expected to be made on derivative instruments held in New Zealand. See Note 6 —Derivative Financial Instruments and Hedging Activities.

(g)	Purchase obligations represent payments expected to be made on the Jesup mill natural gas transportation contract.

(h)	Pursuant to the Wood Products business purchase and sale agreement, Rayonier contracted with Interfor (buyer) to purchase wood chips produced at the lumber mills for use at Rayonier’s Jesup mill.

(i)	These obligations relate to various environmental monitoring and maintenance service agreements.
In February 2012, we filed a universal shelf registration giving us the ability to issue and sell an indeterminate amount of various types of debt and equity securities. In March 2012, we issued $325 million of 3.75% Senior Notes due 2022 under the universal shelf registration statement. In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7.0 million common shares for the acquisition of other businesses, assets or properties. As of December 31, 2013, no common shares have been offered or issued under the Form S-4 shelf registration.
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
During 2013, 2012 and 2011, we spent the following for capital projects related to environmental compliance for ongoing operations:

(in millions)	2013	2012	2011
Jesup mill consent order (a)	$18	$25	$3
CSE project (b)	19	16	5
Other (c)	8	12	10
Total	$45	$53	$18

(a)
Includes spending related to a 2008 Jesup mill consent order in which we agreed to implement certain capital improvements relating to the mill’s wastewater treatment. This consent order was amended in 2011 in connection with the CSE. Capital spending related to the consent order is expected to approximate $2 million in 2014.

(b)	Environmental compliance expenditures related to the CSE project, which was completed in June 2013.

(c)
Includes spending for improvements to our manufacturing process and pollution control systems that will comply with the requirements of new or renewed air emission and water discharge permits, and other required improvements for our Performance Fibers mills. Other capital spending related to environmental compliance is expected to approximate $15 million in 2014, which includes $14 million for industrial boiler air emissions compliance.

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
Many of our operations are subject to constantly changing environmental requirements which are often the result of legislation, regulation, litigation and negotiation. For additional information, see Item 1A — Risk Factors for a discussion of the potential impact of environmental laws and regulations, including climate-related initiatives, on our businesses.
It is the opinion of management that substantial expenditures will be required over the next ten years in the area of environmental compliance. In particular, we expect significant expenditures will be required as a result of an EPA regulation issued in 2012 which tightens emissions limits of certain air pollutants from industrial boilers. We estimate the cost of compliance may range from $40 million to $60 million. See Note 17 — Liabilities for Dispositions and Discontinued Operations, for additional information regarding the Company’s environmental liabilities.

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
Cyclical pricing of commodity market paper pulp is one of the factors which influences Performance Fibers’ prices in the commodity viscose product line. In our cellulose specialties product line, prices are based on market supply and demand and are not correlated to commodity paper pulp prices. In addition, a significant majority of our cellulose specialties are under long-term volume contracts that extend through 2014 to 2017.
As of December 31, 2013, we had $720 million of U.S. long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $7 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on U.S. variable rate debt results from changes in LIBOR.
As of December 31, 2013, our New Zealand JV had $193 million of long-term variable rate debt. This debt is subject to interest rate risk resulting from changes in the 90 day New Zealand Bank bill rate. However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates.The notional amounts of the outstanding interest rate swap contracts at December 31, 2013 were $184 million, or 95 percent of the variable rate debt. The weighted average fixed interest rate resulting from the swaps was 4.9 percent. The interest rate swap contracts have maturities between one and seven years.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2013 was $576 million compared to $548 million in carrying value. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2013 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $20 million.
We periodically enter into commodity forward contracts to fix some of our fuel oil, diesel and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. At December 31, 2013, the notional amount of our outstanding commodity contracts was de minimus.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At December 31, 2013, the New Zealand JV had foreign currency exchange contracts with a notional amount of $34 million and foreign currency option contracts with a notional amount of $42 million outstanding which represents 43 percent of forecast U.S. dollars denominated sales proceeds over the next 18 months.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Financial Statements on page ii.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously disclosed in the Company’s Current Report on Form 8-K filed on May 23, 2012, our Audit Committee approved the engagement of Ernst & Young LLP as our independent registered public accounting firm effective May 22, 2012. There were no disagreements or reportable events related to the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this annual report on Form 10-K, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Rayonier acquired a controlling interest in the Matariki Forestry Group joint venture (“New Zealand JV”) in April 2013. As such, Rayonier management excluded the New Zealand JV’s internal controls over financial reporting from its assessment of the effectiveness of disclosure controls and procedures and other internal controls over financial reporting as of December 31, 2013. The New Zealand JV comprised 16 percent and 18 percent of total and net assets, respectively, and nine percent and one percent of sales and net income, respectively, as reported in the Company's consolidated financial statements as of and for the year ended December 31, 2013.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2013.
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
In the quarter ended December 31, 2013, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to directors, executive officers and corporate governance is incorporated by reference from the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Report of the Audit Committee” in the Proxy Statement. The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive officer and financial and accounting officer, is available on our website, www.rayonier.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website.

Item 11.    EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference from the section and subsections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation; Processes and Procedures” and “Compensation Discussion and Analysis — Report of the Compensation and Management Development Committee” in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated herein by reference from the sections entitled “Share Ownership of Certain Beneficial Owners,” “Share Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Rayonier acquired a controlling interest in the Matariki Forestry Group joint venture (“New Zealand JV”) in April 2013. Management excluded the New Zealand JV from its assessment of the effectiveness of Rayonier Inc.’s internal control over financial reporting as of December 31, 2013. The New Zealand JV comprised 16 percent and 18 percent of total and net assets, respectively, and nine percent and one percent of sales and net income, respectively, as reported in the Company's consolidated financial statements as of and for the year ended December 31, 2013.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013. The report on the Company’s internal control over financial reporting as of December 31, 2013, is on page F-3.

RAYONIER INC.

By:	/s/ PAUL G. BOYNTON
Paul G. Boynton Chairman of the Board, President and Chief Executive Officer
February 28, 2014

By:	/s/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rayonier Inc.

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, and cash flows for each of the two years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of and for the years ended December 31, 2013 and 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rayonier Inc.

We have audited Rayonier Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31,2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(1992 framework)” (the COSO criteria).The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Matariki Forestry Group, which is included in the 2013 consolidated financial statements of Rayonier Inc. and subsidiaries and constituted: “16% and 18%” of total and net assets, respectively, as of December 31, 2013 and: “9% and 1%” of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Rayonier Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Matariki Forestry Group.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, and cash flows for the two years then ended of the Company and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rayonier Inc.
Jacksonville, Florida

We have audited the accompanying consolidated statements of income and comprehensive income and cash flows of Rayonier Inc. and subsidiaries (the “Company”) for the year ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2011. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Rayonier Inc. and subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the accompanying 2011 statement of income and comprehensive income has been retrospectively adjusted for the operations discontinued in 2013.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Jacksonville, FL
February 27, 2012 (February 28, 2014 as it relates to Notes 3, 5, 10, 11, 16 and 24)

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2013	2012	2011
SALES	$1,707,822	$1,483,490	$1,420,960
Costs and Expenses
Cost of sales	1,246,312	1,030,692	1,006,297
Selling and general expenses	64,843	66,957	65,251
Other operating income, net (Note 16)	(9,487)	(14,169)	(3,794)
	1,301,668	1,083,480	1,067,754
Equity in income of New Zealand joint venture	562	550	4,088
OPERATING INCOME BEFORE GAIN RELATED TO CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	406,716	400,560	357,294
Gain related to consolidation of New Zealand joint venture (Note 4)	16,098	—	—
OPERATING INCOME	422,814	400,560	357,294
Interest expense	(43,760)	(44,981)	(50,775)
Interest and miscellaneous income, net	2,372	606	843
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	381,426	356,185	307,362
Income tax expense	(49,661)	(84,743)	(30,688)
INCOME FROM CONTINUING OPERATIONS	331,765	271,442	276,674
DISCONTINUED OPERATIONS, NET (Note 3)
Income (loss) from discontinued operations, net of income tax (expense) benefit of ($21,050), ($3,648) and $331	42,033	7,243	(669)
NET INCOME	373,798	278,685	276,005
Less: Net income attributable to noncontrolling interest	1,902	—	—
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	371,896	278,685	276,005
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(5,710)	4,352	3,546
New Zealand joint venture cash flow hedges, net of income tax (expense) benefit of ($248), $0 and $0	3,629	213	(2,373)
Net gain (loss) from pension and postretirement plans, net of income tax (expense) benefit of ($27,786), ($339) and $20,665	61,869	(496)	(46,263)
Total other comprehensive income (loss)	59,788	4,069	(45,090)
COMPREHENSIVE INCOME	433,586	282,754	230,915
Less: Comprehensive loss attributable to noncontrolling interest	(1,550)	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$435,136	$282,754	$230,915
EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$2.63	$2.21	$2.28
Discontinued Operations	0.33	0.06	(0.01)
Net Income	$2.96	$2.27	$2.27
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$2.54	$2.11	$2.21
Discontinued Operations	0.32	0.06	(0.01)
Net Income	$2.86	$2.17	$2.20

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars)

	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$199,644	$280,596
Accounts receivable, less allowance for doubtful accounts of $673 and $417	94,956	100,359
Inventory (Note 12)	138,818	127,966
Current deferred tax assets	39,100	15,845
Prepaid and other current assets	46,576	41,508
Total current assets	519,094	566,274

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,049,378	1,573,309
PROPERTY, PLANT AND EQUIPMENT
Land	20,138	27,383
Buildings	180,573	147,445
Machinery and equipment	1,760,641	1,444,012
Construction in progress	19,795	268,459
Total property, plant and equipment, gross	1,981,147	1,887,299
Less—accumulated depreciation	(1,120,326)	(1,180,261)
Total property, plant and equipment, net	860,821	707,038
INVESTMENT IN JOINT VENTURE (Note 4)	—	72,419
OTHER ASSETS	256,208	203,911
TOTAL ASSETS	$3,685,501	$3,122,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$69,293	$70,381
Current maturities of long-term debt (Note 13)	112,500	150,000
Accrued taxes	8,551	13,824
Uncertain tax positions	10,547	800
Accrued payroll and benefits	24,948	28,068
Accrued interest	9,531	7,956
Accrued customer incentives	9,580	10,849
Other current liabilities	24,327	17,840
Current liabilities for dispositions and discontinued operations (Note 17)	6,835	8,105
Total current liabilities	276,112	307,823
LONG-TERM DEBT (Note 13)	1,461,724	1,120,052
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 17)	69,543	73,590
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 22)	95,654	159,582
OTHER NON-CURRENT LIABILITIES	27,225	23,900
COMMITMENTS AND CONTINGENCIES (Notes 18, 19 and 20)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 126,257,870 and 123,332,444 shares issued and outstanding	692,100	670,749
Retained earnings	1,015,209	876,634
Accumulated other comprehensive loss	(46,139)	(109,379)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,661,170	1,438,004
Noncontrolling interest	94,073	—
TOTAL SHAREHOLDERS’ EQUITY	1,755,243	1,438,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,685,501	$3,122,951

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2013	2012	2011
OPERATING ACTIVITIES
Net income	$373,798	$278,685	$276,005
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	191,274	145,540	132,548
Non-cash cost of real estate sold	10,178	4,746	4,329
Non-cash cost of New York timberland sale	53,990	—	—
Stock-based incentive compensation expense	11,683	15,116	16,181
Amortization of debt discount/premium	1,215	6,323	8,654
Deferred income taxes	5,857	3,505	2,498
Tax benefit of AFMC for CBPC exchange	(18,761)	(12,196)	—
Non-cash adjustments to unrecognized tax benefit liability	3,967	—	(16,000)
Amortization of losses from pension and postretirement plans	22,029	19,493	12,369
Gain on sale of discontinued operations, net	(42,121)	—	—
Gain related to consolidation of New Zealand joint venture	(16,098)	—	—
Loss on early redemption of exchangeable notes	3,974	—	—
Other	(5,528)	298	8,378
Changes in operating assets and liabilities:
Receivables	11,100	(4,248)	(12,011)
Inventories	(19,986)	(10,649)	(3,868)
Accounts payable	(1,655)	(7,967)	6,347
Income tax receivable/payable	47,232	65,212	19,788
All other operating activities	(8,094)	2,750	(13,739)
Payment to exchange AFMC for CBPC	(70,311)	(50,768)	—
Expenditures for dispositions and discontinued operations	(8,570)	(9,926)	(9,209)
CASH PROVIDED BY OPERATING ACTIVITIES	545,173	445,914	432,270
INVESTING ACTIVITIES
Capital expenditures	(158,898)	(157,562)	(144,522)
Purchase of additional interest in New Zealand joint venture	(139,879)	—	—
Purchase of timberlands	(20,401)	(106,536)	(320,899)
Jesup mill cellulose specialties expansion	(141,143)	(201,359)	(42,894)
Proceeds from disposition of Wood Products business	62,720	—	—
Change in restricted cash	(58,385)	(10,559)	8,323
Other	(12,934)	3,115	11,378
CASH USED FOR INVESTING ACTIVITIES	(468,920)	(472,901)	(488,614)
FINANCING ACTIVITIES
Issuance of debt (Note 13)	622,885	1,230,000	460,000
Repayment of debt	(549,485)	(813,610)	(499,057)
Dividends paid	(237,016)	(206,583)	(185,272)
Proceeds from the issuance of common shares	10,101	25,495	13,451
Excess tax benefits on stock-based compensation	8,413	7,635	5,681
Debt issuance costs	—	(6,135)	(2,027)
Repurchase of common shares	(11,326)	(7,783)	(7,909)
Other	(713)	—	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(157,141)	229,019	(215,133)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(64)	(39)	617
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(80,952)	201,993	(270,860)
Balance, beginning of year	280,596	78,603	349,463
Balance, end of year	$199,644	$280,596	$78,603

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2013	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$44,156	$34,956	$38,223
Income taxes	99,120	74,745	17,509
Non-cash investing and financing activity:
Acquisition of timberlands (Note 8)	—	—	105,000
Assumption of loan (Note 13)	—	—	105,000
Capital assets purchased on account	15,522	25,926	20,866
Shareholder debt assumed in acquisition of New Zealand joint venture	125,532	—	—
Conversion of shareholder debt to equity noncontrolling interest	(95,961)	—	—
Partial conversion of Senior Exchangeable Notes to equity	2,453	—	—

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS
Rayonier Inc., including its consolidated subsidiaries, (“Rayonier” or “the Company”) is a leading international forest products company primarily engaged in timberland management, the sale of real estate, and the production and sale of high value specialty cellulose fibers. The Company owns or leases approximately 2.6 million acres of timberland and real estate located in the United States and New Zealand. Included in this property is over 0.2 million acres of high value real estate located primarily along the coastal region from Savannah, Georgia to Daytona Beach, Florida, which is referred to as the “coastal corridor.” The Company owns and operates two specialty cellulose fibers mills in the United States. The Company also engages in the trading of logs.
Rayonier operates in three reportable business segments: Forest Resources, Real Estate and Performance Fibers. Prior to the first quarter of 2013, the Company operated in four reportable business segments, which included Wood Products. See Note 5 — Segment and Geographical Information for further discussion of our reportable business segments and Note 3 — Sale of Wood Products Business for additional information on the sale of Wood Products.
The Company is a real estate investment trust (“REIT”). The Company is generally not required to pay federal income taxes on its U.S. timber harvest earnings and other U.S. REIT operations contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The U.S. timber operations are primarily conducted by the Company’s wholly-owned REIT subsidiaries. Non-REIT qualifying and certain foreign operations, which are subject to corporate-level tax on earnings, are operated by our wholly-owned taxable subsidiary, Rayonier TRS Holdings Inc. (“TRS”). These operations include the Performance Fibers and trading businesses, as well as the Real Estate segment’s entitlement and sale of higher and better use (“HBU”) properties. The Company’s majority owned joint venture, Matariki Forestry Group (“New Zealand JV”), is subject to entity-level tax in New Zealand.
Forest Resources
The Company’s Forest Resources segment owns or leases approximately 2.5 million acres of timberlands located in the U.S. and New Zealand. The Forest Resources segment conducts activities that relate to the harvesting of timber in addition to managing timberlands and selling timber and logs to third parties. On April 4, 2013, the Company acquired an additional 39 percent interest in the New Zealand JV, which owns or leases approximately 0.3 million acres of New Zealand timberlands. The acquisition of additional interest brought the Company’s ownership to 65 percent. As a result, 100 percent of the New Zealand JV’s results of operations have been consolidated and included with the Forest Resources segment since the date Rayonier acquired control. Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited (“RNZ”) continues to serve as the manager of the New Zealand JV forests. See Note 4 — Joint Venture Investment. Also during 2013, the Company sold its 128,000 acres of New York timberlands, completed a non-strategic timberland sale of 21,000 acres in the Southeast and acquired approximately 17,000 acres of U.S. timberlands. In 2012, Forest Resources acquired approximately 88,000 acres of U.S. timberlands. See Note 8 — Timberland Acquisitions for additional information on the timberland acquisitions.
Real Estate
Rayonier invests in timberlands seeking to maximize its total return from a full cycle of ownership, including selling portions of its asset base to capture the appreciated value. An increasing portion of Rayonier’s acreage has become more valuable for development, residential, recreational or conservation purposes than for growing timber. The Company’s real estate subsidiary, TerraPointe LLC, owns approximately 0.1 million acres.
Performance Fibers
Rayonier is a manufacturer of high-value cellulose fibers with two production facilities in Jesup, Georgia and Fernandina Beach, Florida, which have a combined annual capacity of approximately 675,000 metric tons. These fiber products are sold throughout the world to companies that produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles, electronics and various industrial applications. Approximately 58 percent of Performance Fibers sales are to export customers, primarily in Asia and Europe.
In 2011, Rayonier began a capital project, the Cellulose Specialties Expansion (“CSE”), to convert a fiber line at the Jesup, Georgia mill from absorbent materials to cellulose specialties. The CSE was completed in 2013 at a total cost of $385 million and added approximately 190,000 metric tons of cellulose specialties capacity, bringing total cellulose specialties capacity to about 675,000 metric tons. In July 2013, the Company restarted the converted production line and began the qualification process for

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

the line’s production with its customers. Production of cellulose specialties is expected to gradually increase to capacity by 2017/2018. The Performance Fibers segment primary products consist of the following:
Cellulose specialties—Rayonier is a producer of cellulose specialties, most of which are used in dissolving chemical applications that require a highly purified form of cellulose fiber. The Company concentrates on producing the most high-value, technologically-demanding forms of cellulose specialty products, such as cellulose acetate and high purity cellulose ethers, and is a leading supplier of these products.
Commodity viscose—As a result of the start-up of the CSE project, Rayonier began producing commodity viscose at the Jesup mill. Commodity viscose is primarily sold to producers of viscose staple fibers, which are used in the manufacture of textiles for clothing and other fabrics, and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking.
Absorbent materials—Rayonier has historically been a producer of fibers for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.
Other
Rayonier operates log trading businesses in the northwest U.S. and New Zealand.
Subsequent Event
In January 2014, the Company announced its intention to separate the Performance Fibers business from the Forest Resources and Real Estate businesses. The separation will result in two independent, publicly-traded companies by means of a tax-free spin-off of the Performance Fibers business to Rayonier shareholders. The separation, which is subject to a number of conditions including final Board approval, receipt of a favorable private letter ruling from the Internal Revenue Service (“IRS”) and effectiveness of a registration statement on Form 10, is expected to be completed in mid-2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of Rayonier and its subsidiaries, in which it has a majority ownership or controlling interest. As of April 2013, the Company held a controlling interest (65 percent) of its New Zealand JV, and, as such, consolidates 100 percent of its results of operations and balance sheet. The Company also records a noncontrolling interest in its consolidated financial statements representing the minority ownership interest (35 percent) of the New Zealand JV’s results of operations and equity.
All intercompany balances and transactions are eliminated.
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
Cash and Cash Equivalents
Cash and cash equivalents include time deposits with original maturities of three months or less. At December 31, 2013 the consolidated cash balance included a one-month time deposit of $45 million which bore interest at 24 basis points. At December 31, 2012 the consolidated cash balance included time deposits totaling $45 million at an average interest of 31 basis points.
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
Property, Plant, Equipment and Depreciation
Property, plant and equipment additions are recorded at cost, including applicable freight, interest, construction and installation costs. Performance Fibers mill assets are depreciated using the units-of-production method. The Company depreciates its non-production Performance Fibers assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively.
Gains and losses on the retirement of assets are included in operating income. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets that are held and used is measured by net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets, which is based on a discounted cash flow model. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
Capitalized Interest
In accordance with Accounting Standards Codification (“ASC”) 835-20, Capitalization of Interest, interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. The interest costs are added to the cost of the underlying basis of the property, plant and equipment and amortized over the useful life of the assets. At December 31, 2013 and 2012, the property, plant and equipment balances include capitalized interest of $13.8 million and $8.8 million, respectively.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Foreign Currency Translation
The functional currency of the Company’s New Zealand-based operations and its JV investment is the New Zealand dollar. All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the respective balance sheet dates. Translation gain and losses are recorded as a separate component of Accumulated Other Comprehensive Income/(Loss), (“AOCI”), within Shareholders’ Equity.
Revenue Recognition
The Company generally recognizes revenues when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred, (iii) the Company’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.
Revenue from the sale of timber is recorded when title passes to the buyer. Timber sales are either sales of delivered logs or stumpage sales. Stumpage sales in the Atlantic, Gulf States and Northern regions and New Zealand are primarily made on a pay-as-cut basis. Title and risk of loss are transferred when the timber is cut. Sales of delivered logs generally do not require an initial payment and are made to third-party customers on open credit terms. The Company also sells the rights to cut standing timber on specified parcels of land through lump sum timber sale agreements. The Company retains interest in the land, slash products, and the use of the land for recreational and other purposes. Title and risk of loss to the timber pass to the purchaser upon contract execution. Any uncut timber remaining at the end of the contract period reverts to the Company.
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
The Company has established liabilities to assess, remediate and monitor sites related to dispositions or discontinued operations from which no current or future benefit is discernible. These obligations are established based on payments over the next 20 years and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2014 through 2033, reflects the time in which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the recorded liabilities are adjusted appropriately. Environmental liabilities are accounted for on an undiscounted basis and are reflected in current and non-current “Liabilities for dispositions and discontinued operations” in the Consolidated Balance Sheets.
Employee Benefit Plans
The determination of expense and funding requirements for Rayonier’s four defined benefit pension plans, its unfunded excess pension plan and its postretirement health care and life insurance plans are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. See Note 22 — Employee Benefit Plans for assumptions used to determine benefit obligations, the net periodic benefit cost and health care cost trend rates for the year ended December 31, 2013.
Periodic pension and other postretirement expense is included in “Cost of sales” and “Selling and general expenses” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2013 and 2012, the Company’s pension plans were in a net liability position (underfunded) of $71.7 million and $133.8 million, respectively. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and other postretirement benefits.” Changes in the funded status of the Company’s

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

plans are recorded through comprehensive income (loss) in the year in which the changes occur. See Note 22 — Employee Benefit Plans for additional information.
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
The Company’s income tax returns are subject to audit by U.S. federal, state and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, the Company records a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. The Company records a liability for an uncertain tax position that does not meet this criterion. The Company adjusts its liabilities for unrecognized tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. Liabilities for unrecognized tax benefits are included in “Uncertain tax positions” and “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. See Note 10 — Income Taxes for additional information.
Reclassifications
Certain 2012 and 2011 amounts have been reclassified to conform with the current year presentation. See Note 3 — Sale of Wood Products Business for information regarding reclassifications for discontinued operations.
New or Recently Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires enhanced disclosures about assets and liabilities that are subject to a master netting agreement or when the right of offset exists. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This pronouncement limits the scope of ASU No. 2011-1. The standards’ disclosure requirements are retrospective and were effective beginning in first quarter 2013. See Note 6 — Derivative Financial Instruments and Hedging Activities for the disclosures required under this guidance.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. See Note 15 — Accumulated Other Comprehensive Income/(Loss) for the disclosures required under this guidance.
In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard requires a parent entity to release a related foreign entity’s cumulative translation adjustment into net income only if its sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The cumulative translation adjustment should be released into net income if the transaction results in the

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

loss of a controlling financial interest in a foreign entity or results in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. ASU No. 2013-05 will be effective for first quarter 2014. The Company does not expect the adoption of this standard to have any impact on its consolidated financial statements.

3.	SALE OF WOOD PRODUCTS BUSINESS
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
Rayonier recognized an after-tax gain of $42.1 million on the sale, which includes a fourth quarter adjustment for the acceleration of pension settlement costs of $0.5 million resulting from a lump sum distribution to Wood Products participants. The gain is included in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2013.
The operating results and gain on the sale of the Wood Products business are included in “Income from discontinued operations, net” in the Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2013. Additionally, environmental remediation activities related to Southern Wood Piedmont Company are currently classified as discontinued operations in the Consolidated Statements of Income and Comprehensive Income.
Operating results of the discontinued operations are summarized below:

	2013	2012	2011
Sales	$16,968	$87,510	$67,682
Cost of sales and other	(17,102)	(76,619)	(68,682)
Gain on sale of discontinued operations	63,217	—	—
Income (loss) from discontinued operations before income taxes	63,083	10,891	(1,000)
Income tax (expense) benefit	(21,050)	(3,648)	331
Income (loss) from discontinued operations, net	$42,033	$7,243	$(669)
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
Pursuant to the purchase and sale agreement, Rayonier provided Interfor with saw timber procurement services for the three lumber mills through December 31, 2013. Rayonier also contracted with Interfor to purchase wood chips produced at the lumber mills for use at Rayonier’s Jesup mill and market other wood chips produced by the mills to third parties on Interfor’s behalf. The Company will purchase 100 percent of the Baxley mill chips for five years and purchased a minimum of 25 percent of the Swainsboro

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

mill chips in 2013. The purchase price of these chips will be based on the average price paid by the Company to unrelated third parties.
Prior to the Wood Products sale, saw timber procurement services for and wood chip purchases from the lumber mills were intercompany transactions eliminated in consolidation as follows:

	2013	2012	2011
Wood chip purchases	$1,650	$12,526	$12,600
Saw timber procurement services	231	1,125	1,023
Total intercompany	$1,881	$13,651	$13,623

4.	JOINT VENTURE INVESTMENT
On April 4, 2013 (the “acquisition date”), the Company acquired an additional 39 percent ownership interest in Matariki Forestry Group , a New Zealand JV that owns or leases approximately 0.3 million acres of New Zealand timberlands. As a result of the acquisition, Rayonier is a 65 percent owner of the New Zealand JV and 100 percent of the results of its operations subsequent to April 4, 2013 have been included in the Company’s consolidated financial statements, along with 100 percent of the JV’s assets and liabilities at December 31, 2013. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 35 percent noncontrolling interest are also shown separately. Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited (“RNZ”) continues to serve as the manager of the New Zealand JV forests.
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
We have applied estimates and judgments in order to determine the fair value of assets acquired and liabilities assumed at the acquisition date. In determining fair value we utilized valuation methodologies including discounted cash flow analysis. The assumptions made in performing these valuations include assumptions as to discount rates, foreign exchange rates, and commodity prices. In the fourth quarter of 2013, the Company completed its valuation of the assets acquired and liabilities assumed in the business combination resulting in the following measurement period adjustments to the provisional amounts since the acquisition date. The effect of these measurement period adjustments has been reflected in the consolidated financial statements for the period ended December 31, 2013.

Provisional amount of adjustments	Increase/(Decrease)
Timber and timberlands, net	$10,348
Goodwill	10,496
Deferred tax liabilities	$20,844

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The fair value of the identifiable net assets acquired was $129.4 million, which was $10.5 million below the purchase price of $139.9 million. Accordingly, the excess of the purchase price over the fair value of the identifiable net assets (including deferred taxes) was recorded as goodwill within “Other Assets”on the Consolidated Balance Sheets. In a business combination, deferred tax liabilities are not recognized at fair value. As the deferred tax liabilities were not discounted to present value, the book value exceeded the market value resulting in non-core goodwill. The goodwill was assigned to the Forest Resources segment and is not deductible for tax purposes. Based on significant positive cash flow, forecasted financial results and a third party timber valuation, there is no indication of potential impairment of goodwill as of December 31, 2013.
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date, including the measurement period adjustments discussed above:

April 4, 2013
Accounts receivable, net	$9,777
Inventory	2,465
Other current assets	6,767
Timber and timberlands, net	555,635
Other assets	11,415
Total identifiable assets acquired	586,059
Accounts payable	11,679
Current maturities of long-term debt	3,843
Accrued interest	2,038
Other current liabilities	3,624
Long-term debt (third party)	196,319
Long-term debt (shareholders) (a)	125,532
Other non-current liabilities	20,388
Total liabilities assumed	363,423
Net identifiable assets	222,636
Plus: Goodwill	10,496
Less: Fair value of equity method investment	(93,253)
Purchase price	$139,879

(a)
Long-term debt included $125.5 million of shareholder loans payable to the noncontrolling interest by the New Zealand JV. Subsequent to the acquisition date, $96.0 million of the noncontrolling interest’s shareholder loans were converted to preferred equity.

The Company’s operating results for the year ended December 31, 2013 reflect 26 percent of the New Zealand JV’s income prior to the acquisition date, as reported in “Equity in income of New Zealand joint venture” in the Consolidated Statements of Income and Comprehensive Income. The amounts of revenue and earnings of the New Zealand JV included in the Company’s Consolidated Statements of Income and Comprehensive Income from the acquisition date through December 31, 2013 are as follows:

Revenue and earnings from April 4, 2013 to December 31, 2013
Sales	$145,719
Net Income	5,435

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following represents the pro forma consolidated sales and net income for the two years ended December 31, 2013 as if the additional interest in the New Zealand JV had been acquired on January 1, 2012.

	2013	2012
Sales	$1,742,348	$1,683,776
Net Income	372,039	271,589

5.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in three reportable business segments: Forest Resources, Real Estate and Performance Fibers. Prior to the first quarter of 2013, the Company operated in four reportable business segments, which included Wood Products. In March 2013, the Company sold its Wood Products business and its operations are shown as discontinued operations for all periods presented. See Note 3 — Sale of Wood Products Business for additional information.
Forest Resources sales include all activities that relate to the harvesting of timber. Real Estate sales include all property sales, including those designated as HBU. The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC.
The Performance Fibers segment included two major product lines, cellulose specialties and absorbent materials. Beginning in the third quarter of 2013 and in conjunction with the completion of the CSE project, the Company’s Jesup mill began producing commodity grade products (primarily viscose) during the multi-year transition to higher cellulose specialties volume. Commodity viscose is a dissolving wood pulp used primarily in the manufacture of textiles. Commodity Viscose/Other includes commodity viscose and off-grade.
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
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains (losses) from certain asset dispositions, interest income (expense), miscellaneous income (expense) and income tax (expense) benefit, are not considered by management to be part of segment operations.
Two customers in the Performance Fibers segment represented approximately 13 percent and 11 percent of the Company’s consolidated sales in 2013, respectively. Four customers in the Performance Fibers segment represented 15 percent, 12 percent, 10 percent, and 10 percent of the Company’s consolidated sales in 2012, respectively. Three customers in the Performance Fibers segment represented 15 percent, 11 percent and 11 percent of the Company’s consolidated sales in 2011, respectively.
Segment information for each of the three years ended December 31, 2013 follows (in millions of dollars):

	Sales
	2013	2012	2011
Forest Resources (a)	$382	$230	$215
Real Estate (b)	149	57	71
Performance Fibers	1,042	1,093	1,020
Other Operations	138	105	122
Intersegment Eliminations	(3)	(2)	(7)
Total	$1,708	$1,483	$1,421

(a)	2013 included $146 million in sales from the consolidation of the New Zealand JV. See Note 4 — Joint Venture Investment.

(b)	2013 included a fourth quarter sale of approximately 128,000 acres of New York timberland holdings for $57 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Operating Income/(Loss)
	2013	2012	2011
Forest Resources	$81	$46	$47
Real Estate	56	32	47
Performance Fibers	311	359	298
Other Operations	2	—	1
Corporate and other (a)	(27)	(36)	(36)
Total	$423	$401	$357

(a)	2013 included a $16 million gain related to the consolidation of the New Zealand JV. See Note 4 — Joint Venture Investment. 2011 included a $7 million increase in a disposition reserve.

	Gross Capital Expenditures
	2013	2012	2011
Forest Resources (a)	$83	$156	$468
Performance Fibers (b)	242	309	140
Wood Products (c)	—	2	3
Corporate and other	—	1	2
Total assets acquired	$325	$468	$613
Less: Assumption of loan for timberlands acquisition	—	—	(105)
Total capital expenditures	$325	$468	$508

(a)	Includes strategic timberland acquisitions of $107 million and $426 million (including assumption of a $105 million loan) in 2012 and 2011, respectively.

(b)	Includes $141 million, $201 million, and $43 million of strategic capital expenditures related to the Jesup mill CSE in 2013, 2012 and 2011, respectively.

(c)	The Company sold its Wood Products segment during the first quarter of 2013. See Note 3— Sale of Wood Products Business for additional information.

	Depreciation, Depletion and Amortization
	2013	2012	2011
Forest Resources (a)	$99	$75	$63
Real Estate	17	8	12
Performance Fibers	75	61	56
Corporate and other	—	2	2
Total	$191	$146	$133

(a)	2013 included an increase of approximately $27 million in depletion expense related to the consolidation of the New Zealand JV. See Note 4 — Joint Venture Investment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Total Assets
	2013	2012
Forest Resources (a)	$2,163	$1,690
Real Estate	149	113
Performance Fibers	1,079	902
Wood Products (b)	—	18
Other Operations	37	23
Corporate and other	258	377
Total	$3,686	$3,123

(a)	2013 included an increase in total assets of approximately $577 million related to the consolidation of the New Zealand JV. See Note 4 — Joint Venture Investment.

(b)	The Company sold its Wood Products segment during the first quarter of 2013. See Note 3— Sale of Wood Products Business for additional information.

	Sales by Product Line
	2013	2012	2011
Forest Resources (a)	$382	$230	$215
Real Estate
Development	4	2	4
Rural	37	39	33
Non-Strategic Timberlands (b)	108	16	34
Total Real Estate	149	57	71
Performance Fibers
Cellulose specialties	930	935	824
Viscose/other (c)	39	—	—
Absorbent materials	73	158	196
Total Performance Fibers	1,042	1,093	1,020
Other	135	103	115
Total Sales	$1,708	$1,483	$1,421

(a)	2013 included $146 million in sales from the consolidation of the New Zealand JV. See Note 4 — Joint Venture Investment.

(b)	2013 included a fourth quarter sale of approximately 128,000 acres of New York timberland holdings for $57 million.

(c)	Beginning in the third quarter of 2013, viscose and commodity grades are being produced as the Company begins its multi-year transition to producing only cellulose specialties.

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2013	2012	2011	2013	2012	2011	2013	2012
United States	$1,428	$1,379	$1,310	$394	$399	$351	$3,077	$3,022
New Zealand	280	104	111	29	2	6	609	101
Total	$1,708	$1,483	$1,421	$423	$401	$357	$3,686	$3,123

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Sales by Destination
	2013	%	2012	%	2011	%
United States	$818	48	$690	47	$669	47
China	351	20	281	19	277	19
Japan	150	9	170	11	159	11
New Zealand	157	9	18	1	22	2
Europe	79	5	182	12	173	12
Other Asia	82	5	68	5	55	4
Latin America	60	3	53	4	36	3
Canada	1	—	4	—	9	1
All other	10	1	17	1	21	1
Total Sales	$1,708	100	$1,483	100	$1,421	100
The majority of sales to foreign countries are denominated in U.S. dollars.

6.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market risk related to potential fluctuations in foreign currency exchange rates, interest rates and fuel prices. The Company’s New Zealand JV uses derivative financial instruments to mitigate the financial impact of exposure to these risks.
Accounting for derivative financial instruments is governed by ASC Topic 815, Derivatives and Hedging, (“ASC 815”). In accordance with ASC 815, the Company records its derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of AOCI and reclassified into earnings when the hedged transaction materializes. The ineffective portion of any hedge as well as changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings.
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
Interest Rate Swaps
The Company uses interest rate swaps to manage the New Zealand JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. By converting a portion of these borrowings from floating rates to fixed rates, the Company has reduced the impact of interest rate changes on its expected future cash outflows. As of December 31, 2013, the Company’s interest rate contracts hedged 95 percent of the New Zealand JV’s variable rate debt and had maturity dates through January 2020.
Fuel Hedge Contracts
The Company uses fuel hedge contracts to manage its New Zealand JV’s exposure to changes in New Zealand’s domestic diesel prices. The fuel swaps are quoted by domestic banks in New Zealand dollar price terms. As of December 31, 2013 all of the contracts had maturities of less than one year. The fair value of the fuel swap contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table demonstrates the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2013:

	Income Statement Location	2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$950
	Other operating (income) expense	652
Foreign currency option contracts	Other comprehensive income (loss)	460

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating (income) expense	(1,607)
Foreign currency option contracts	Other operating (income) expense	1,147
Interest rate swaps	Interest and miscellaneous income (expense)	6,085
Fuel hedge contracts	Cost of sales (benefit)	(255)
During the next 12 months, the amount of the December 31, 2013 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $1.0 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2013:

2013
Notional Amount (a)
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$32,300
Foreign currency option contracts	38,000

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$1,950
Foreign currency option contracts	4,000
Interest rate swaps	183,851
Fuel hedge contracts	38

(a)	All notional amounts are stated in thousands of dollars except fuel hedge contracts which are denominated in thousands of barrels.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2013:

	2013
	Location on Balance Sheet	Fair Value Assets (Liabilities) (a)
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$915
Foreign currency option contracts	Other current liabilities	(214)
	Prepaid and other current assets	673

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid and other current assets	25
Foreign currency option contracts	Prepaid and other current assets	8
Interest rate swaps	Other non-current liabilities	(4,659)
Fuel hedge contracts	Prepaid and other current assets	160

Total derivative contracts:
Prepaid and other current assets		$1,781

Other current liabilities		(214)
Other non-current liabilities		(4,659)
Total derivative liabilities		$(4,873)

(a)	See Note 7 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.
Offsetting Derivatives
Derivative financial instruments are presented at their gross fair values in the Consolidated Balance Sheets. The Company’s derivative financial instruments are not subject to master netting arrangements which would allow the right of offset.

7.	FAIR VALUE MEASUREMENTS
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2013 and 2012, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	2013			2012
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$199,644	$199,644	$—	$280,596	$280,596	$—
Restricted cash (a)	68,944	68,944	—	10,559	10,559	—
Current maturities of long-term debt	(112,500)	—	(119,614)	(150,000)	—	(150,000)
Long-term debt	(1,461,724)	—	(1,489,810)	(1,120,052)	—	(1,250,341)
Interest rate swaps (b)	(4,659)	—	(4,659)	—	—	—
Foreign currency exchange contracts (b)	940	—	940	—	—	—
Foreign currency option contracts (b)	467	—	467	—	—	—
Fuel hedge contracts (b)	160	—	160	—	—	—

(a)	Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

(b)	See Note 6 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

8.	TIMBERLAND ACQUISITIONS
In four separate transactions throughout 2013, Rayonier purchased 17,000 acres located in Florida, Georgia and Louisiana for $20 million. These acquisitions were funded with cash on hand or through the revolving credit facility and were accounted for as asset purchases.
In December 2012, the Company acquired approximately 63,000 acres of timberland in Texas for $88 million. The acquisition was funded with $30 million in borrowings on the Company’s existing revolving credit facility and cash on hand. The acquisition was accounted for as an asset purchase.
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
In order to qualify for LKE treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2013 and 2012, the Company had $68.9 million and $10.6 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.
Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method. At December 31, 2013 and 2012, capitalized debt issuance costs were $7.0 million and $9.3 million, respectively. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. At December 31, 2013 and 2012, capitalized software costs were $8.0 million and $8.2 million, respectively.

10.	INCOME TAXES
In general, only the taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualified activities and foreign activities, are subject to corporate income taxes. However, the Company was subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2010. In 2011, the law provided a built-in gains tax holiday. In 2013, the law provided a built-in gains tax holiday for 2012 (retroactive) and 2013 which impacted the Company’s 2013 tax provision. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on TRS income and foreign operations.
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
Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”)
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business during calendar year 2009. The AFMC is a $0.50 per gallon refundable excise tax credit (which is not taxable), while the CBPC is a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity’s tax liability. Rayonier produces and uses an alternative fuel (“black liquor”) at its Jesup, Georgia and Fernandina Beach, Florida Performance Fibers mills, which qualified for both credits. Rayonier claimed the AFMC on its original 2009 income tax return. In 2013, 2012 and 2011, management approved exchanges of black liquor gallons previously claimed under the AFMC for the CBPC. The net tax benefit from these exchanges was $18.8 million, $12.2 million and $5.8 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Provision for Income Taxes from Continuing Operations
The (provision for)/benefit from income taxes consisted of the following:

	2013		2012	2011
Current
U.S. federal	$(83,119)		$(76,381)	$(27,224)
State	(4,315)		(4,569)	(624)
Foreign	(400)		(288)	(342)
	(87,834)		(81,238)	(28,190)
Deferred
U.S. federal	39,567		(2,598)	(2,079)
State	18,320		(595)	(1,066)
Foreign	(5,119)		(55)	(32)
	52,768		(3,248)	(3,177)
Changes in valuation allowance	(14,595)	(a)	(257)	679
Total	$(49,661)		$(84,743)	$(30,688)

(a)	The increase in the valuation allowance during 2013 was primarily related to Georgia investment tax credits earned on the CSE project, the majority of which are fully reserved.
A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate was as follows:

	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
REIT income not subject to federal tax	(11.0)	(7.3)	(10.6)
Manufacturing deduction	(2.5)	(2.4)	—
Other	2.0	1.0	(1.0)
Effective tax rate before non-routine items	23.5%	26.3%	23.4%
Installment note prepayment	(2.4)	—	(3.6)
Built-in gains tax holiday	—	—	(1.9)
AFMC for CBPC exchange	(4.9)	(3.3)	(1.9)
Taxing authority settlements and unrecognized tax benefit adjustments	—	—	(5.3)
Gain related to consolidation of New Zealand joint venture	(1.5)	—	—
Other	(1.7)	0.8	(0.7)
Income tax rate as reported	13.0%	23.8%	10.0%
The effective tax rate decreased in 2013 from 2012 due to proportionately higher earnings from REIT operations and a benefit associated with the internal transfer of timberland properties. The effective tax rate increased in 2012 from 2011 due to proportionally higher TRS income. The Company’s effective tax rate is below the 35 percent U.S. statutory rate primarily due to tax benefits associated with being a REIT and the AFMC for CBPC exchange.
Provision for Income Taxes from Discontinued Operations
During 2013, Rayonier completed the sale of its Wood Products business for $80 million plus a working capital adjustment. Income tax expense related to the Wood Products business that was classified in discontinued operations was $22.0 million ($21.1 million from the gain on sale) and $3.6 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2011, the income tax benefit related to Wood Products discontinued operations was $0.3 million. See Note 3 — Sale of Wood Products Business for additional information. Additionally, a tax benefit of $0.9 million related to environmental remediation activities of Southern Wood Piedmont Company was classified as discontinued operations for the year ended December 31, 2013.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Deferred Taxes
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax asset for the two years ended December 31, were as follows:

	2013	2012
Gross deferred tax assets:
Liabilities for dispositions and discontinued operations	$28,050	$29,944
Pension, postretirement and other employee benefits	43,058	66,354
Foreign and state NOL carryforwards	85,801	18,023
Tax credit carryforwards	52,682	4,429
Other	29,871	8,736
Total gross deferred tax assets	239,462	127,486
Less: Valuation allowance	(33,889)	(19,294)
Total deferred tax assets after valuation allowance	205,573	108,192
Gross deferred tax liabilities:
Accelerated depreciation	(57,695)	(61,414)
Repatriation of foreign earnings	(9,065)	(5,428)
New Zealand forests, roads and carbon credits	(85,681)	—
Other	(12,607)	(4,461)
Total gross deferred tax liabilities	(165,048)	(71,303)
Net deferred tax asset	$40,525	$36,889
Current portion of deferred tax asset	$39,100	$15,845
Noncurrent portion of deferred tax asset	10,720	26,792
Noncurrent portion of deferred tax liability	(9,295)	(5,748)
Net deferred tax asset	$40,525	$36,889
Included above are the following foreign and state net operating loss (“NOL”) and tax credit carryforwards as of December 31, 2013:

Item	Gross Amount	Valuation Allowance	Expiration
RNZ NOL Carryforwards (a)	$6,342	$(1,776)	None
State NOL Carryforwards (a)	243,087	(7,525)	2014 - 2019
New Zealand JV NOL Carryforwards	273,212	—	None
State Tax Credits	26,000	(24,588)	2014 - 2023
Cellulosic Biofuel Producer Credit	26,682	—	2016
Total Valuation Allowance		$(33,889)

(a)	Fully reserved at December 31, 2013.
In 2013 and 2012, the Company recorded excess tax benefits of $8.4 million and $7.6 million, respectively, related to stock-based compensation. These amounts were credited directly to shareholders’ equity and were not included in the consolidated tax provision.
Unrecognized Tax Benefits
In accordance with generally accepted accounting principles, we recognize the impact of a tax position if a position is “more likely than not” to prevail.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

	2013	2012	2011
Balance at January 1,	$6,580	$6,580	$22,580
Decreases related to prior year tax positions	(800)	—	(16,000)	(a)
Increases related to prior year tax positions	4,767	—	—
Balance at December 31,	$10,547	$6,580	$6,580

(a)
During 2011, the Company received a final examination report from the IRS regarding its TRS 2009 tax return. As a result, Rayonier reversed the uncertain tax liability recorded in 2009 relating to the taxability of the AFMC and recognized a $16 million tax benefit in the third quarter of 2011.

The unrecognized tax benefits as of December 31, 2013 included $4.8 million related to an increased domestic production deduction on the Company’s amended 2009 tax return due to the inclusion of the CBPC income. The IRS is currently examining the position and a resolution is expected in 2014. The remaining $5.8 million of unrecognized tax benefits is related to positions on the Company’s 2010 tax return, which is expected to be settled in 2014. As such, it is expected that $10.5 million of unrecognized tax benefits will be reversed in the next 12 months.
The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate at December 31, 2013, 2012 and 2011 is $6.6 million, $2.6 million and $2.6 million, respectively. At December 31, 2013, the amount of unrecognized tax benefits that, if recognized, would decrease prepaid tax assets are $4.0 million. Prepaid tax assets are reported in “Other assets” on the Company’s Consolidated Balance Sheets.
The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. For the years ended December 31, 2013 and 2012, the Company recorded interest expense of $0.1 million and $0.2 million, respectively. For the year ended December 31, 2011, the Company recorded an interest benefit of $0.3 million. The Company has liabilities of approximately $0.5 million and $0.4 million for the payment of interest at December 31, 2013 and 2012, respectively.
Tax Statutes
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2008 – 2013
State of Alabama	2009 – 2013
State of Florida	2005 – 2006, 2008 – 2013
State of Georgia	2009 – 2013
New Zealand Inland Revenue	2009 – 2013

11.	EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Rayonier by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income attributable to Rayonier by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares, restricted shares and convertible debt.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of basic and diluted EPS for the three years ended December 31:

	2013	2012	2011
Income from continuing operations	$331,765	$271,442	$276,674
Less: Income from continuing operations attributable to noncontrolling interest	1,902	—	—
Income from continuing operations attributable to Rayonier Inc.	$329,863	$271,442	$276,674

Income from discontinued operations attributable to Rayonier Inc.	$42,033	$7,243	$(669)

Net income attributable to Rayonier Inc.	$371,896	$278,685	$276,005

Shares used for determining basic earnings per common share	125,717,311	122,711,802	121,662,985
Dilutive effect of:
Stock options	463,949	634,218	702,693
Performance and restricted shares	158,319	757,308	982,951
Assumed conversion of Senior Exchangeable Notes (a)	1,965,177	2,888,650	1,895,762
Assumed conversion of warrants (a)	1,800,345	1,710,445	149,900
Shares used for determining diluted earnings per common share	130,105,101	128,702,423	125,394,291
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$2.63	$2.21	$2.28
Discontinued operations	0.33	0.06	(0.01)
Net income	$2.96	$2.27	$2.27
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$2.54	$2.11	$2.21
Discontinued operations	0.32	0.06	(0.01)
Net income	$2.86	$2.17	$2.20

	2013	2012	2011
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	337,145	224,918	161,786
Assumed conversion of exchangeable note hedges (a)	1,965,177	2,888,650	1,895,762
Total	2,302,322	3,113,568	2,057,548

(a)    The Senior Exchangeable Notes due 2012 (the “2012 Notes”) matured in October 2012 and $41.5 million of the Senior Exchangeable Notes due 2015 (the “2015 Notes”) were redeemed by the noteholders in September and October 2013; however, no additional shares were issued due to offsetting exchangeable note hedges. Similarly, Rayonier will not issue additional shares upon future exchange or maturity of the remaining 2015 Notes due to offsetting hedges. ASC 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed conversion of the hedges is excluded since they are anti-dilutive. As such, the dilutive effect of the assumed conversion of the 2012 Notes was included for the year ended December 31, 2012. The full dilutive effect of the 2015 Notes was included for the year ended December 31, 2012, while only a proportional amount based on the length of time the $41.5 million balance was outstanding before the exchange was included for the year ended December 31, 2013.
The warrants sold in conjunction with the 2012 Notes began maturing on January 15, 2013 and matured ratably through March 27, 2013, resulting in the issuance of 2,135,221 shares. The dilutive impact of these warrants was calculated based on the length of time they were outstanding before settlement. Rayonier will distribute additional shares upon maturity of the warrants associated with the 2015 Notes if the stock price exceeds $39.10 per share. For further information, see Note 13 — Debt.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

12.	INVENTORY
As of December 31, 2013 and 2012, Rayonier’s inventory included the following:

	2013	2012
Finished goods (a)	$115,270	$103,568
Work in progress	3,555	4,446
Raw materials	17,661	17,602
Manufacturing and maintenance supplies	2,332	2,350
Total inventory	$138,818	$127,966

(a)	Includes $6.3 million and $4.9 million of HBU real estate held for sale at December 31, 2013 and 2012, respectively.

13.	DEBT
Rayonier’s debt consisted of the following at December 31, 2013 and 2012:

	2013	2012
Senior Notes due 2022 at a fixed interest rate of 3.75%	$325,000	$325,000
Senior Exchangeable Notes due 2015 at a fixed interest rate of 4.50% (a)	127,749	165,821
Installment note due 2014 at a fixed interest rate of 8.64%	112,500	112,500
Mortgage notes due 2017 at fixed interest rates of 4.35% (b)	65,165	76,731
Solid waste bond due 2020 at a variable interest rate of 1.5% at December 31, 2013	15,000	15,000
Revolving Credit Facility borrowings due 2016 at a variable interest rate of 1.14% at December 31, 2013	205,000	275,000
Term Credit Agreement borrowings due 2019 at a variable interest rate of 1.67% at December 31, 2013	500,000	300,000
New Zealand JV Revolving Credit Facility due 2016 at a variable interest rate of 4.39% at December 31, 2013	193,311	—
New Zealand JV Noncontrolling interest shareholder loan at 0% interest rate	30,499	—
Total debt	1,574,224	1,270,052
Less: Current maturities of long-term debt	(112,500)	(150,000)
Long-term debt	$1,461,724	$1,120,052
Principal payments due during the next five years and thereafter are as follows:

2014	$112,500
2015 (a)	130,973
2016	398,311
2017 (b)	63,000
2018	—
Thereafter	870,499
Total Debt	$1,575,283

(a)	Our Senior Exchangeable Notes maturing in 2015 were discounted by $3.2 million and $6.7 million as of December 31, 2013 and 2012, respectively, but upon maturity the liability will be $131 million.

(b)	The mortgage notes due in 2017 were recorded at a premium of $2.2 million and $3.2 million as of December 31, 2013 and 2012, respectively. Upon maturity the liability will be $63 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Term Credit Agreement
In December 2012, the Company entered into a $640 million senior unsecured term credit agreement with banks in the farm credit system, which is a network of cooperatives. The agreement matures in December 2019 and has a delayed draw feature that allows borrowings up to $640 million through December 2017 using a maximum of five advances. The periodic interest rate on the term credit agreement is LIBOR plus 150 basis points, with an unused commitment fee of 15 basis points. The Company receives annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company expects the effective interest rate to approximate LIBOR plus 95 basis points after consideration of the patronage refunds. At December 31, 2013, the Company had $140 million of available borrowings under this facility.
Revolving Credit Facility
In April 2011, the Company entered into a five year $300 million unsecured revolving credit facility, replacing the previous $250 million facility which was scheduled to expire in August 2011. The facility had a borrowing rate of LIBOR plus 105 basis points plus a facility fee of 20 basis points. In August 2011, the Company increased the revolving credit facility to $450 million from $300 million. In October 2012, the Company negotiated amendments to the facility providing for improved pricing with a borrowing rate of LIBOR plus 97.5 basis points and a facility fee of 15 basis points. The amended and restated credit agreement also eliminated all requirements for subsidiary guarantors, other than cross-guarantees of the borrowers. The covenants related to the facility were also amended to provide additional borrowing capacity and other changes. The April 2016 expiration date remained unchanged. At December 31, 2013, the Company had $243 million of available borrowings under this facility, net of $2 million to secure its outstanding letters of credit.
Joint Venture Debt
On April 4, 2013, Rayonier acquired an additional 39 percent interest in its New Zealand JV, bringing its total ownership to 65 percent and as a result, the New Zealand JV’s debt was consolidated effective on that date. See Note 4 — Joint Venture Investment for further information.
Senior Secured Facilities Agreement
The New Zealand JV is party to a $212 million variable rate Senior Secured Facilities Agreement comprised of two tranches. Tranche A, a $193 million revolving cash advance facility expires September 2016 and Tranche B, a $19 million working capital facility expires September 2014. Although the maximum amounts available under the agreement are denominated in New Zealand dollars, advances on Tranche A are also available in U.S. dollars. This agreement is secured by a Security Trust Deed that provides recourse only to the New Zealand JV’s assets; there is no recourse to Rayonier Inc. or any of its subsidiaries.
Revolving Credit Facility
As of December 31, 2013 the Senior Secured Facilities Agreement had $193 million outstanding on Tranche A at 4.39 percent due September 2016. The interest rate is indexed to the 90 day New Zealand Bank bill rate and is generally repriced quarterly. The margin on the index rate fluctuates based on the interest coverage ratio. The New Zealand JV manages these rates through interest rate swaps, as discussed at Note 6 — Derivative Financial Instruments and Hedging Activities. The notional amounts of the outstanding interest rate swap contracts at December 31, 2013 were $184 million, or 95 percent of the variable rate debt. The weighted average fixed interest rate resulting from the swaps was 4.9 percent. The interest rate swap contracts have maturities between one and seven years.
Working Capital Facility
The $19 million Working Capital Facility is available for short-term operating cash flow needs of the New Zealand JV. This facility holds a variable interest rate indexed to the Official Cash Rate set by the Reserve Bank of New Zealand. The margin ranges from 1.17 percent to 1.44 percent based on the interest coverage ratio and the length of time each borrowing is outstanding. At December 31, 2013, there was no outstanding balance on the Working Capital Facility.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Shareholder Loan
The shareholder loan is an interest-free loan from the noncontrolling New Zealand JV partner in the amount of $30 million. This loan represents part of the noncontrolling party’s investment in the New Zealand JV. The loan is secured by timberlands owned by the New Zealand JV and is subordinated to the Senior Secured Facilities Agreement. Although Rayonier Inc. is not liable for this loan, the shareholder loan instrument contains features with characteristics of both debt and equity and is therefore required to be classified as debt and consolidated. As the loan is effectively at par, the carrying amount is deemed to be the fair value. The entire balance of the shareholder loan remained classified as long-term debt at December 31, 2013 due to the ability and intent of the Company to refinance it on a long-term basis.
$105 Million Secured Mortgage Notes Assumed
In November 2011, in connection with the acquisition of approximately 250,000 acres of timberlands, the Company assumed notes totaling $105 million, secured by mortgages on certain parcels of the timberlands acquired. The notes bear fixed interest rates of 4.35 percent with original terms of seven years maturing in August 2017. The Company prepaid $21.0 million of principal on the mortgage notes concurrent with the acquisition and an additional $10.5 million during both 2013 and 2012, the maximum amounts allowed without penalty at the respective dates. The notes were recorded at fair value on the date of acquisition. At December 31, 2013, the carrying value of the debt outstanding was $65.2 million; however, the liability will be $63.0 million at maturity.
4.50% Senior Exchangeable Notes issued August 2009
In August 2009, TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes are guaranteed by Rayonier and are non-callable. The principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier. Note holders may convert their notes to common stock of Rayonier, subject to certain provisions including the market price of the stock and the trading price of the convertible notes. The current exchange rate is 30.55 shares per $1,000 principal based on an exchange price of $32.74.
In separate transactions, TRS and Rayonier purchased exchangeable note hedges and sold warrants, respectively, based on 5,169,653 underlying shares of Rayonier. These transactions had the effect of increasing the conversion premium from 22.5 percent to 46 percent or to $39.10 per share. The exchangeable note hedge and warrant transactions are intended to limit exposure of potential dilution to Rayonier shareholders from note holders who could exchange the notes for Rayonier common shares. On exercise of the hedges, TRS will receive shares of Rayonier common stock equal to the difference between the then market price and the strike price of $32.74. The holders of the warrants will receive net shares from Rayonier if the share price is above $39.10 at maturity of the warrants.
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
The $172.5 million 4.50% Senior Exchangeable Notes due 2015 were exchangeable at the option of the holders for all four calendar quarters ending in 2013. Per the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days in a period of 30 consecutive trading days as of the last day of the quarter.
During the third quarter of 2013, three groups of note holders elected to exercise their right to redeem $41.5 million of the notes. As of December 31, 2013, all three redemptions have settled. In accordance with ASC 470-50, Modifications and Extinguishments [Debt], the fair value of the debt prior to redemption was compared to its carrying amount and the difference expensed, along with unamortized discount and issuance costs. As a result, Rayonier recorded a loss on the early redemption of $4 million.
Based upon the average stock price for the 30 trading days ended December 31, 2013, these notes again became exchangeable at the option of the holder for the calendar quarter ending March 31, 2014. The remaining balance of the notes is classified as long-term debt at December 31, 2013 due to the ability and intent of the Company to refinance them on a long-term basis.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

3.75% Senior Exchangeable Notes issued October 2007
In October 2007, TRS issued $300.0 million of 3.75% Senior Exchangeable Notes due 2012. In separate transactions, TRS and Rayonier, purchased an exchangeable note hedge and sold warrants, respectively, based on 8,239,920 underlying shares of Rayonier. The notes matured in October 2012 and the outstanding principal balance of $300.0 million was paid in cash. The exchangeable note hedges also matured and the associated shares were used to pay the excess exchange value of 2,221,056 shares of Rayonier stock. As a result, there was no impact on the number of shares outstanding. The warrants sold in conjunction with the issuance of the 3.75% Senior Exchangeable Notes due 2012 began maturing on January 15, 2013 and continued to mature through March 27, 2013. In first and second quarter 2013, 8,313,511 of warrants were settled, resulting in the issuance of 2,135,221 Rayonier common shares. For information regarding the dilutive effect of the assumed conversion of the warrants, refer to Note 11 — Earnings per Common Share.
 The amounts related to convertible debt in the Consolidated Balance Sheets as of December 31, 2013 and 2012 are as follows:

	2013	2012
Liabilities:
Principal amount of debt
4.50% Senior Exchangeable Notes	$130,973	$172,500
Unamortized discount
4.50% Senior Exchangeable Notes	(3,224)	(6,679)
Net carrying amount of debt	$127,749	$165,821
Equity:
Common stock	$8,850	$8,850
The discount for the 4.50% notes will be amortized through August 2015.
The amount of interest related to the convertible debt recognized in the Consolidated Statements of Income and Comprehensive Income for the three years ended December 31 is as follows:

	2013	2012	2011
Contractual interest coupon
4.50% Senior Exchangeable Notes	$7,271	$7,763	$7,763
3.75% Senior Exchangeable Notes	—	8,682	11,250
Amortization of debt discount
4.50% Senior Exchangeable Notes	2,281	2,296	2,167
3.75% Senior Exchangeable Notes	—	5,378	6,487
Total interest expense recognized	$9,552	$24,119	$27,667
The effective interest rate on the liability component of both issues for the years ended December 31, 2013, 2012 and 2011 was 6.21%.
Debt Covenants
In connection with the Company’s $450 million revolving credit facility, covenants must be met, including an interest coverage ratio based on the facility’s definition of EBITDA (“Covenant EBITDA”). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. Additionally, debt at subsidiaries (excluding Rayonier Operating Company LLC and TRS, which are borrowers under the agreement) is limited to 15 percent of Consolidated Net Tangible Assets. Consolidated Net Tangible Assets is defined as total assets less the sum of total current liabilities and intangible assets.
The term credit agreement, executed in December 2012, contains various covenants customary to credit agreements with borrowers having investment-grade debt ratings. These covenants are substantially identical to those of the credit facility discussed above.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The Company’s $112 million installment note includes covenants related to Rayonier Forest Resources (“RFR”). RFR may not incur additional debt unless, at the time of incurrence, and after giving pro forma effect to the receipt and application of the proceeds of such debt, RFR meets or exceeds a minimum ratio of cash flow to fixed charges. RFR’s ability to make certain quarterly distributions to Rayonier Inc. is limited to an amount equal to RFR’s “available cash,” which consists of its opening cash balance plus proceeds from permitted borrowings.
In connection with the New Zealand JV’s Senior Secured Facilities Agreement, covenants must be met, including generation of sufficient cash flows to meet a minimum interest coverage ratio of 1.25 to 1 on a quarterly basis and maintenance of a leverage ratio of bank debt versus the forest and land valuation below the covenant’s maximum ratio of 40 percent.
At December 31, 2013, the Company was in compliance with all covenants. The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2013, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.50 to 1	13.31 to 1	10.81
Consolidated funded debt should not exceed 65 percent of consolidated net worth plus the amount of consolidated funded debt	65%	47.5%	17.5%
Subsidiary debt should not exceed 15 percent of Consolidated Net Tangible Assets	15%	6%	9%
RFR cash flow available for fixed charges to RFR fixed charges should not be less than	2.50 to 1	27.44 to 1	24.94
New Zealand JV's minimum interest coverage ratio should not be less than	1.25 to 1	2.08 to 1	0.83
New Zealand JV's leverage ratio of bank debt versus the forest and land valuation should not exceed	40%	31.7%	8.3%
In addition to the financial covenants listed above, the installment note, mortgage notes, senior notes, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and the making of certain payments between RFR and Rayonier, among others. An asset sales covenant in the RFR installment note related agreements requires the Company, subject to certain exceptions, to either reinvest cumulative timberland sale proceeds for individual sales greater than $10 million (the “excess proceeds”) in timberland-related investments or, once the amount of excess proceeds not reinvested exceeds $50 million, to offer the note holders prepayment of the notes ratably in the amount of the excess proceeds. During April 2012, the excess proceeds exceeded the $50 million limit and as a result, repayment of $59.9 million was offered to the note holders. The note holders declined the offer and the excess proceeds were reset to zero. The amount of excess proceeds was $0 million at December 31, 2013 and 2012, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

14.	SHAREHOLDERS’ EQUITY
An analysis of shareholders’ equity for each of the three years ended December 31, 2013 is shown below.

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	121,023,140	$602,882	$717,058	$(68,358)	$—	$1,251,582
Net income	—	—	276,005	—	—	276,005
Dividends ($1.52 per share)	—	—	(186,828)	—	—	(186,828)
Issuance of shares under incentive stock plans	1,220,731	13,451	—	—	—	13,451
Stock-based compensation	—	16,181	—	—	—	16,181
Excess tax benefit on stock-based compensation	—	5,681	—	—	—	5,681
Repurchase of common shares	(208,694)	(7,909)	—	—	—	(7,909)
Net loss from pension and postretirement plans	—	—	—	(46,263)	—	(46,263)
Foreign currency translation adjustment	—	—	—	3,546	—	3,546
Joint venture cash flow hedges	—	—	—	(2,373)	—	(2,373)
Balance, December 31, 2011	122,035,177	$630,286	$806,235	$(113,448)	$—	$1,323,073
Net income	—	—	278,685	—	—	278,685
Dividends ($1.68 per share)	—	—	(208,286)	—	—	(208,286)
Issuance of shares under incentive stock plans	1,467,024	25,495	—	—	—	25,495
Stock-based compensation	—	15,116	—	—	—	15,116
Excess tax benefit on stock-based compensation	—	7,635	—	—	—	7,635
Repurchase of common shares	(169,757)	(7,783)	—	—	—	(7,783)
Net loss from pension and postretirement plans	—	—	—	(496)	—	(496)
Foreign currency translation adjustment	—	—	—	4,352	—	4,352
Joint venture cash flow hedges	—	—	—	213	—	213
Balance, December 31, 2012	123,332,444	$670,749	$876,634	$(109,379)	$—	$1,438,004
Net income	—	—	371,896	—	1,902	373,798
Dividends ($1.86 per share)	—	—	(233,321)	—	—	(233,321)
Issuance of shares under incentive stock plans	1,001,426	10,101	—	—	—	10,101
Stock-based compensation	—	11,710	—	—	—	11,710
Excess tax benefit on stock-based compensation	—	8,413	—	—	—	8,413
Repurchase of common shares	(211,221)	(11,326)	—	—	—	(11,326)
Equity portion of convertible debt (Note 13)	—	2,453	—	—	—	2,453
Settlement of warrants (Note 13)	2,135,221	—	—	—	—	—
Net loss from pension and postretirement plans	—	—	—	61,869	—	61,869
Acquisition of noncontrolling interest	—	—	—	—	96,336	96,336
Noncontrolling interest redemption of shares	—	—	—	—	(713)	(713)
Foreign currency translation adjustment	—	—	—	(1,915)	(3,795)	(5,710)
Joint venture cash flow hedges	—	—	—	3,286	343	3,629
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	$(46,139)	$94,073	$1,755,243

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The table below summarizes the tax characteristics of the cash dividend paid to shareholders for the three years ended December 31, 2013:

	2013	2012	2011
Capital gain	$0.72	$1.68	$1.52
Qualified	1.14	—	—
Non-taxable return of capital	—	—	—
Total cash dividend per common share	$1.86	$1.68	$1.52

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the year ended December 31, 2013. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains (a)	New Zealand joint venture cash flow hedges (b)	Unrecognized components of employee benefit plans		Total
Balance as of December 31, 2012	$38,829	$(3,628)	$(144,580)		$(109,379)
Other comprehensive income/(loss) before reclassifications	(1,915)	798	45,931	(c)	44,814
Amounts reclassified from accumulated other comprehensive loss	—	2,488	15,938	(d)	18,426
Net other comprehensive income/(loss)	(1,915)	3,286	61,869		63,240
Balance as of December 31, 2013	$36,914	$(342)	$(82,711)		$(46,139)

(a)	During the year ended December 31, 2013 the decrease in net foreign currency translation gains was due to the strengthening of the U.S. dollar against the New Zealand dollar.

(b)
Prior to the acquisition of a majority interest in the New Zealand JV, Rayonier recorded its proportionate share of its cash flow hedges as increases or decreases to “Investment in Joint Venture” with corresponding adjustments to “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets. The New Zealand JV’s cash flow hedges have been consolidated as a result of the acquisition, as discussed in Note 6 — Derivative Financial Instruments and Hedging Activities.

(c)
The decrease in the unrecognized component of employee benefit plans was due to an actuarial gain resulting from an increase in the discount rate from 3.7 percent as of December 31, 2012 to 4.6 percent as of December 31, 2013, and higher than expected returns on plan assets in 2013.

(d)	This accumulated other comprehensive income component is included in the computation of net periodic pension cost. See Note 22 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI for the year ended December 31, 2013:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the income statement
Loss from New Zealand joint venture cash flow hedges	$2,159	Gain related to consolidation of New Zealand joint venture
Realized loss on foreign exchange contracts	843	Other operating (income) expense, net
Noncontrolling interest benefit	(295)	Comprehensive (loss) attributable to noncontrolling interest
Income tax benefit	(219)	Income tax expense
Net loss reclassified from accumulated other comprehensive income	$2,488

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

16.	OTHER OPERATING INCOME, NET
The following table provides the composition of Other operating income, net for the three years ended December 31:

	2013	2012	2011
Lease income, primarily for hunting	$19,479	$15,937	$13,071
Other non-timber income	2,714	3,346	2,145
Foreign currency gains	901	—	—
Insurance recoveries	—	2,298	1,890
Loss on sale or disposal of property plant & equipment (a)	(2,103)	(2,342)	(7,415)
Loss on foreign currency contracts, net	(192)	—	—
Environmental and disposition reserve adjustments (b)	—	(797)	(5,989)
Legal and corporate development costs (c)	(8,275)	(1,073)	—
Miscellaneous (expense) income, net	(3,037)	(3,200)	92
Total	$9,487	$14,169	$3,794

(a)	2011 included a $5.5 million write-off related to process equipment changes needed for the CSE project.

(b)	2011 included a $6.5 million increase in a disposition reserve for a closed mill site. For additional information, see Note 17 — Liabilities for Dispositions and Discontinued Operations.

(c)	2013 included additional expenses primarily related to planning the separation of our Performance Fibers business from our Forest Resources and Real Estate businesses.

17.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
The Company’s dispositions and discontinued operations include its Port Angeles, Washington former dissolving pulp mill site, which was closed in 1997; Southern Wood Piedmont Company (“SWP”), which ceased operations in 1989 except for investigation and remediation activities; and other miscellaneous assets held for disposition. SWP owns or has liability for nine inactive former wood treating sites that are subject to the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and/or other similar federal or state statutes relating to the investigation and remediation of environmentally-impacted sites.
An analysis of activity in the liabilities for dispositions and discontinued operations for the three years ended December 31, 2013 follows:

	2013	2012	2011
Balance, January 1	$81,695	$90,824	$93,160
Expenditures charged to liabilities	(8,570)	(9,926)	(9,209)
Increase to liabilities	3,253	797	6,873
Balance, December 31	76,378	81,695	90,824
Less: Current portion	(6,835)	(8,105)	(9,931)
Non-current portion	$69,543	$73,590	$80,893

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Below are disclosures for specific site liabilities where current estimates exceed 10 percent of the total liabilities for dispositions and discontinued operations at December 31, 2013. An analysis of the activity for the two years ended December 31, 2013 is as follows:

	Activity (in millions) as of December 31,
	2011		(Reduction) Increase to Liabilities	2012		Increase (Reduction) to Liabilities	2013
Sites	Liability	Expenditures		Liability	Expenditures		Liability
Augusta, Georgia	$13.9	$(0.8)	$(1.0)	$12.1	$(1.0)	$0.8	$11.9
Spartanburg, South Carolina	14.7	(0.9)	0.2	14.0	(1.4)	(0.8)	11.8
East Point, Georgia	11.0	(1.0)	0.9	10.9	(0.8)	(0.2)	9.9
Baldwin, Florida	9.7	(0.9)	0.3	9.1	(1.1)	2.7	10.7
Other SWP sites	26.3	(3.6)	(1.8)	20.9	(2.1)	(0.2)	18.6
Total SWP	75.6	(7.2)	(1.4)	67.0	(6.4)	2.3	62.9
Port Angeles, Washington	9.3	(1.7)	1.9	9.5	(1.5)	1.4	9.4
All other sites	5.9	(1.0)	0.3	5.2	(0.7)	(0.4)	4.1
TOTAL	$90.8	$(9.9)	$0.8	$81.7	$(8.6)	$3.3	$76.4

A brief description of each of these sites is as follows:
Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. The majority of visually contaminated surface soils have been removed, and remediation activities currently consist primarily of a groundwater treatment and recovery system. The site operates under a 10 year hazardous waste permit issued pursuant to RCRA, which expires in 2014. Current cost estimates could change if recovery or discharge volumes increase or decrease significantly, or if changes to current remediation activities are required in the future. Total spending as of December 31, 2013 was $68.3 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial and monitoring activities through 2033.
Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone-sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. In 2012, SWP entered into a consent decree with the South Carolina Department of Health and Environmental Control which governs future investigatory and assessment activities at the site. Depending on the results of this investigation and assessment, additional remedial actions may be required in the future. Therefore, current cost estimates could change. Total spending as of December 31, 2013 was $40.2 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial and monitoring activities through 2033.
East Point, Georgia — SWP operated a wood treatment plant at this site from 1908 to 1984. This site operates under a 10 year RCRA hazardous waste permit, which is currently in the renewal process. In 2009, SWP entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources which requires that SWP perform certain additional investigatory, analytical and potentially, remedial activity. Therefore, while active remedial measures are currently ongoing, additional remedial measures may be necessary in the future. Total spending as of December 31, 2013 was $21.8 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial and monitoring activities through 2033.
Baldwin, Florida — SWP operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10 year hazardous waste permit issued pursuant to RCRA, which expires in 2016. Visually contaminated surface soils have been removed, and current remediation activities primarily consist of a groundwater recovery and treatment system. Investigation and assessment of other potential areas of concern are ongoing in accordance with the facility’s RCRA permit and additional remedial activities may be necessary in the future. Therefore, current cost estimates could change. Total spending as of December 31, 2013 was $21.7 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial and monitoring activities through 2033.
Port Angeles, Washington — Rayonier operated a dissolving pulp mill at this site from 1930 until 1997. The site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington Model Toxics Control Act (“MTCA”) since about 2000, and several voluntary interim soil clean-up actions have also been performed during this time. In 2010, Rayonier entered into an agreed order with the Washington Department of Ecology

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

(“Ecology”), under which the MTCA investigatory, assessment and feasibility and alternatives study process will be completed on a set timetable, subject to approval of all reports and studies by Ecology. Upon completion of all work required under the agreed order and negotiation of an approved remedy, additional remedial measures for the site and adjacent marine areas may be necessary in the future. In 2011, an increase in the reserve of $7.1 million was recorded, with $6.5 million of the increase recorded as an expense in “other operating income, net” in the Consolidated Statements of Income and Comprehensive Income. Total spending as of December 31, 2013 was $42.7 million. Liabilities are recorded to cover obligations for the estimated assessment, remediation and monitoring obligations that are deemed probable and estimable at this time.
The estimated expenditures for environmental investigation, remediation, monitoring and other costs for all of the Company’s dispositions and discontinued operations will be approximately $8 million in 2014 and $7 million in 2015. Such costs will be charged against the established liabilities for dispositions and discontinued operations, which include environmental assessment, remediation and monitoring costs. Management believes established liabilities are sufficient for costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but include on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.
In addition, these prior dispositions and discontinued operations are exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of December 31, 2013, this amount could range up to $30 million, allocable over several of the applicable sites, and arises from uncertainty over the availability, feasibility or effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.

18.	CONTINGENCIES
Rayonier is engaged in various legal actions, including certain environmental matters that are discussed more fully in Note 17 — Liabilities for Dispositions and Discontinued Operations.
The Company has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These pending lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

19.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of December 31, 2013, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$17,355	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	5,498	1,143
Total financial commitments	$25,107	$16,186

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2014 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At December 31, 2013, the Company has recorded a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates between 2014 and 2015 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

20.	COMMITMENTS
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $4.0 million, $3.9 million and $3.3 million in 2013, 2012 and 2011, respectively. The Company also has long-term lease agreements on certain timberlands in the Southern U.S and New Zealand. U.S. leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms range between 30 and 99 years. Such leases are generally non-cancellable and require minimum annual rental payments. Total expenditures for long-term leases and deeds on timberlands amounted to $10.4 million, $8.0 million and $7.3 million in 2013, 2012 and 2011, respectively.
At December 31, 2013, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases (a)	Timberland Leases (b)	Purchase Obligations (c)	Total
2014	$3,288	$10,164	$16,034	$29,486
2015	2,347	9,819	12,349	24,515
2016	3,002	9,598	12,716	25,316
2017	3,121	9,180	12,183	24,484
2018	2,776	7,798	4,219	14,793
Thereafter	16,525	142,264	5,047	163,836
	$31,059	$188,823	$62,548	$282,430

(a)	Includes leases on buildings, machinery and equipment under various operating leases and a Jesup mill natural gas transportation lease.

(b)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(c)
Pursuant to the Wood Products purchase and sale agreement, Rayonier contracted with Interfor to purchase wood chips produced at the lumber mills for use at Rayonier’s Jesup mill through 2018. Purchase obligations include obligations under this agreement as well as payments expected to be made on derivative financial instruments held in New Zealand and various environmental monitoring and maintenance service agreements.

The New Zealand JV has a number of Crown Forest Licenses (“CFL”) with the New Zealand government, which are excluded from the table above. A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35 year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one year term. As of December 31, 2013, the New Zealand JV has two CFL’s under termination notice, terminating in 2034 and 2046 respectively and two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market value, with three yearly rent reviews. The total annual license fee on the CFL’s is $2.7 million per year.

21.	INCENTIVE STOCK PLANS
The Rayonier Incentive Stock Plan (“the Stock Plan”) provides for up to 15.8 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2013, a total of 6.4 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares for each performance share, restricted share or restricted stock unit granted. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.
Total stock-based compensation cost recorded in “Selling and general expenses” was $10.8 million, $14.3 million and $16.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, stock-based compensation expense of $0.9 million, $0.8 million and $0, respectively, was recorded in “Cost of sales.”
Tax benefits recognized related to stock-based compensation expense for the three years ended December 31, 2013 were $3.1 million, $4.0 million and $4.3 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Fair Value Calculations by Award
Restricted Stock
Restricted stock granted under the Stock Plan generally vests upon completion of a one to three year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. As of December 31, 2013, there was $1.1 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 1.5 years.
A summary of the Company’s restricted shares is presented below:

	2013	2012	2011
Restricted shares granted	33,607	18,742	20,535
Weighted average price of restricted shares granted	$57.54	$42.40	$43.55
(Amounts in millions)
Intrinsic value of restricted stock outstanding (a)	$1.7	$2.1	$3.4
Fair value of restricted stock vested	$1.3	$1.8	$2.6
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	$0.3	$0.6	$0.8

(a)	Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2013.

	2013
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	40,572	$37.36
Granted	33,607	$57.54
Vested	(34,947)	$36.23
Cancelled	—	—
Non-vested Restricted Shares at December 31,	39,232	$55.66
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
The Stock Plan allows for the cash settlement of the minimum required withholding tax on performance share unit awards. As of December 31, 2013, there was $8.2 million of unrecognized compensation cost related to the Company’s performance share unit awards. This cost is expected to be recognized over a weighted average period of 1.7 years.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the Company’s performance share units is presented below:

	2013	2012	2011
Common shares of Company stock reserved for performance shares	276,240	337,360	470,820
Weighted average fair value of performance share units granted	$59.16	$56.36	$51.57
(Amounts in millions)
Intrinsic value of outstanding performance share units (a)	$22.1	$36.3	$46.0
Fair value of performance shares vested	$7.0	$22.2	$9.9
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	$11.0	$7.2	$7.1

(a)	Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2013.

	2013
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	700,825	$47.23
Granted	138,120	59.16
Units Distributed	(294,515)	39.25
Cancelled/Adjustments	(19,684)	54.83
Outstanding Performance Share units at December 31,	524,746	$54.57
Expected volatility was estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The dividend yield was not used to calculate fair value as all awards granted after January 1, 2010 receive dividend equivalents. The following chart provides a tabular overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2013:

	2013	2012	2011
Expected volatility	23.2%	36.9%	51.3%
Risk-free rate	0.4%	0.4%	1.0%
Non-Qualified Employee Stock Options
The exercise price of each non-qualified stock option granted under the Stock Plan is equal to the closing market price of the Company’s stock on the grant date. Under the Stock Plan, the maximum term is ten years from the grant date. Awards vest ratably over three years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility for each grant and is calculated using the historical change in the daily market price of the Company’s common stock over the expected life of the award. The expected life is based on prior exercise behavior. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis over three years.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31, 2013:

	2013	2012	2011
Expected volatility	39.0%	39.3%	38.2%
Dividend yield	3.4%	3.6%	3.9%
Risk-free rate	1.0%	1.3%	2.6%
Expected life (in years)	6.3	6.4	6.5
Fair value per share of options granted	$14.01	$11.85	$9.99
Fair value of options granted (in millions)	$2.7	$2.8	$3.0
A summary of the status of the Company’s stock options as of and for the year ended December 31, 2013 is presented below:

	2013
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1,	1,609,129	$29.56
Granted	190,360	52.65
Exercised	(400,856)	26.14
Cancelled	(5,411)	46.30
Options outstanding at December 31,	1,393,222	$33.79	5.9	$14.1
Options vested and expected to vest	1,391,464	$33.79	5.9	$14.1
Options exercisable at December 31,	1,061,807	$29.46	5.2	$13.8
A summary of additional information pertaining to the Company’s stock options is presented below:

	2013	2012	2011
(Amounts in millions)
Intrinsic value of options exercised (a)	$12.3	$20.5	$10.4
Fair value of options vested	$2.6	$3.3	$2.5

(a)	Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2013, there was $2.0 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 1.0 year.

22.	EMPLOYEE BENEFIT PLANS
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
The Company sold its Wood Products business in March 2013. As a result of the sale, all employees covered by the Wood Products defined benefit pension plan are considered terminated employees. Amendments to the plan in June 2013 resulted in all such employees automatically vesting in the plan. Additionally, a one-time lump sum distribution was offered to terminated Wood Products plan participants or their beneficiaries. Based upon acceptance of that offer by certain participants, $3.0 million was paid from the plan assets during 2013 with a corresponding decrease of $2.8 million in the benefit obligation. As a result of the lump

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

sum distribution, a settlement loss of $0.5 million, net of tax, was recorded in “Income from Discontinued Operations, net” in the Consolidated Statements of Income and Comprehensive Income as it was directly related to the sale of the Wood Products business. For additional information on the sale of the Wood Products business, see Note 3 — Sale of Wood Products Business.
During 2013, the Company amended its postretirement medical plan for active and retired hourly employees at the Jesup mill by placing a limit on Rayonier’s contributions toward retiree medical coverage. The change was accounted for as a negative plan amendment, which resulted in a reduction to the retiree medical liability. The net impact of the reduction was an unrecognized gain in other comprehensive income of $3.4 million ($2.2 million, net of tax) which will be amortized over 13.9 years, the average remaining service period of participants. As a result of the plan change, a gain of $0.1 million was included in the Company’s net periodic benefit cost in 2013.
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2013	2012	2013	2012
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$454,470	$413,147	$27,582	$24,833
Service cost	8,452	8,407	1,056	918
Interest cost	16,682	17,284	937	956
Settlement loss	137	—	—	—
Actuarial (gain) loss	(44,786)	32,666	(3,206)	2,021
Plan amendments	—	—	(3,372)	—
Employee contributions	—	—	980	1,136
Benefits paid	(21,317)	(17,034)	(1,978)	(2,282)
Projected benefit obligation at end of year	$413,638	$454,470	$21,999	$27,582

Change in Plan Assets
Fair value of plan assets at beginning of year	$320,699	$295,655	$—	$—
Actual return on plan assets	42,285	41,729	—	—
Employer contributions	1,699	1,565	998	1,146
Employee contributions	—	—	980	1,136
Benefits paid	(21,317)	(17,034)	(1,978)	(2,282)
Other expense	(1,461)	(1,216)	—	—
Fair value of plan assets at end of year	$341,905	$320,699	$—	$—

Funded Status at End of Year:
Net accrued benefit cost	$(71,733)	$(133,771)	$(21,999)	$(27,582)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Noncurrent assets	$3,583	$—	$—	$—
Current liabilities	(1,776)	(1,702)	(1,071)	(1,256)
Noncurrent liabilities	(73,540)	(132,069)	(20,928)	(26,326)
Net amount recognized	$(71,733)	$(133,771)	$(21,999)	$(27,582)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net gains or losses, prior service costs or credits and plan amendment gains recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2013	2012	2011	2013	2012	2011
Net gains (losses)	$60,171	$(17,630)	$(75,995)	$3,206	$(2,021)	$(3,934)
Prior service cost	—	—	—	—	—	631
Negative plan amendment	—	—	—	3,372	—	—
Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2013	2012	2011	2013	2012	2011
Amortization of losses	$20,914	$17,578	$10,372	$675	$582	$570
Amortization of prior service cost	1,356	1,308	1,359	66	80	69
Amortization of negative plan amendment	—	—	—	(105)	(55)	—
Net losses and prior service costs or credits that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2013	2012	2013	2012
Prior service cost	$(5,707)	$(7,062)	$(49)	$(328)
Net losses	(110,728)	(191,813)	(8,057)	(11,939)
Negative plan amendment	—	—	3,574	521
Deferred income tax benefit	36,685	61,968	1,571	4,073
AOCI	$(79,750)	$(136,907)	$(2,961)	$(7,673)
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2013	2012
Projected benefit obligation	$388,163	$482,052
Accumulated benefit obligation	350,605	434,810
Fair value of plan assets	290,848	320,699
The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$8,452	$8,407	$6,782	$1,056	$918	$673
Interest cost	16,682	17,284	18,087	937	956	972
Expected return on plan assets	(25,302)	(25,477)	(25,819)	—	—	—
Amortization of prior service cost	1,296	1,308	1,359	66	80	69
Amortization of losses	20,097	17,578	10,372	675	582	570
Amortization of negative plan amendment	—	—	—	(105)	(55)	—
Curtailment expense	60	—	—	—	—	—
Settlement expense	817	—	—	—	—	—
Net periodic benefit cost	$22,102	$19,100	$10,781	$2,629	$2,481	$2,284

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2014 are as follows:

	Pension	Postretirement
Amortization of loss	$10,448	$640
Amortization of prior service cost	1,167	17
Amortization of negative plan amendment	—	(282)
Total amortization of AOCI loss	$11,615	$375
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2013	2012	2011	2013	2012	2011
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.60%	3.70%	4.20%	4.60%	3.60%	4.10%
Rate of compensation increase	4.60%	4.60%	4.50%	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.70%	4.20%	5.25%	3.60%	4.10%	5.10%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.60%	4.50%	4.50%	4.50%	4.50%	4.50%
At December 31, 2013, the pension plans’ discount rate was 4.60 percent, which closely approximates interest rates on high quality, long-term obligations. Effective December 31, 2013, the expected return on plan assets remained at 8.5 percent, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company, with the assistance of external consultants, utilizes this information in developing assumptions for returns, and risks and correlation of asset classes, which are then used to establish the asset allocation ranges.
The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2013	2012
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$253	$(208)
Accumulated postretirement benefit obligation	1,389	(1,183)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Investment of Plan Assets
The Company’s pension plans’ asset allocation at December 31, 2013 and 2012, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2013	2012
Domestic equity securities	42%	41%	40-45%
International equity securities	26%	25%	20-30%
Domestic fixed income securities	25%	26%	25-30%
International fixed income securities	4%	5%	4-6%
Real estate fund	3%	3%	2-4%
Total	100%	100%
The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2013 or 2012.
Fair Value Measurements
The following table sets forth by level, within the fair value hierarchy (see Note 2 — Summary of Significant Accounting Policies for definition), the assets of the plans as of December 31, 2013 and 2012.

	Fair Value at December 31, 2013			Fair Value at December 31, 2012
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Domestic equity securities	$29,293	$110,401	$139,694	$50,653	$76,251	$126,904
International equity securities	55,692	31,347	87,039	51,758	27,173	78,931
Domestic fixed income securities	—	85,222	85,222	—	81,045	81,045
International fixed income securities	15,134	—	15,134	15,745	—	15,745
Real estate fund	9,678	—	9,678	10,208	—	10,208
Short-term investments	879	4,259	5,138	29	7,837	7,866
Total	$110,676	$231,229	$341,905	$128,393	$192,306	$320,699
The valuation methodology used for measuring the fair value of these asset categories was as follows:
Level 1 — Net asset value in an observable market.
Level 2 — Assets classified as level two are held in collective trust funds. The net asset value of a collective trust is calculated by determining the fair value of the fund’s underlying assets, deducting its liabilities, and dividing by the units outstanding as of the valuation date. These funds are not publicly traded; however, the unit price calculation is based on observable market inputs of the funds’ underlying assets.
There have been no changes in the methodology used during the years ended December 31, 2013 and 2012.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Cash Flows
Expected benefit payments for the next ten years are as follows:

	Pension Benefits	Postretirement Benefits
2014	$19,987	$1,071
2015	21,070	1,170
2016	22,118	1,259
2017	23,149	1,271
2018	24,191	1,394
2019 - 2023	133,459	6,328
The Company has no mandatory pension contribution requirements in 2014, but may make discretionary contributions.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $4.4 million, $2.7 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $73.2 million and $89.4 million at December 31, 2013 and 2012, respectively.
As discussed above, all pension plans are currently closed to new employees. Employees not eligible for the pension plans are immediately eligible to participate in the Company’s 401(k) plan and receive an enhanced contribution. Company contributions related to this plan enhancement for the years ended December 31, 2013, 2012 and 2011 were $1.1 million, $1.0 million and $0.9 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

23.	QUARTERLY RESULTS FOR 2013 and 2012 (UNAUDITED)
(Thousands of dollars, except per share amounts)

	Quarter Ended						Total Year
	March 31		June 30		Sept. 30	Dec. 31
2013
Sales	$393,719		$409,077		$384,784	$520,242	$1,707,822
Cost of sales	266,018		297,698		287,150	395,446	1,246,312
Income from continuing operations	103,258		87,891	(b)	58,367	82,249	331,765	(b)
Income from discontinued operations	44,477		—		—	(2,444)	42,033
Net income	147,735	(a)	87,891		58,367	79,805	373,798	(a)
Net income attributable to Rayonier Inc.	147,735	(a)	87,164	(b)	57,345	79,652	371,896	(a) (b)
Basic EPS attributable to Rayonier Inc.	1.19		0.69		0.45	0.63	2.96
Diluted EPS attributable to Rayonier Inc.	1.13		0.67		0.44	0.62	2.86
2012
Sales	336,571		348,096		386,163	412,660	1,483,490
Cost of sales	235,708		243,571		259,201	292,212	1,030,692
Income from continuing operations	52,599		66,091		79,278	73,474	271,442
Income from discontinued operations	838		2,988		1,282	2,135	7,243
Net income	53,437		69,079		80,560	75,609	278,685
Net income attributable to Rayonier Inc.	53,437		69,079		80,560	75,609	278,685
Basic EPS attributable to Rayonier Inc.	0.44		0.56		0.66	0.61	2.27
Diluted EPS attributable to Rayonier Inc.	0.42		0.54		0.62	0.59	2.17

(a)	Net income and net income attributable to Rayonier Inc. included a $43 million gain on the sale of Wood Products for the quarter ended March 31, 2013.

(b)	Operating income and net income attributable to Rayonier Inc., for the quarter ended June 30, 2013, included a $16 million gain related to the consolidation of the New Zealand JV.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

24.	CONSOLIDATING FINANCIAL STATEMENTS
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
The subsidiary issuer and subsidiary guarantor are wholly-owned by the Parent Company, Rayonier Inc. The notes are fully and unconditionally guaranteed on a joint and several basis by the guarantor subsidiary and Rayonier Inc.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,707,822	$—	$1,707,822
Costs and Expenses
Cost of sales	—	—	—	1,246,312	—	1,246,312
Selling and general expenses	—	9,821	—	55,022	—	64,843
Other operating (income) expense, net	(1,701)	4,730	—	(12,516)	—	(9,487)
	(1,701)	14,551	—	1,288,818	—	1,301,668
Equity in income of New Zealand joint venture	—	—	—	562	—	562
OPERATING INCOME (LOSS) BEFORE GAIN RELATED TO THE CONSOLIDATION OF THE NEW ZEALAND JOINT VENTURE	1,701	(14,551)	—	419,566	—	406,716
Gain related to the consolidation of the New Zealand joint venture	—	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(14,551)	—	435,664	—	422,814
Interest expense	(13,088)	(914)	(27,516)	(2,242)	—	(43,760)
Interest and miscellaneous income (expense), net	9,828	3,237	(7,534)	(3,159)	—	2,372
Equity in income from subsidiaries	373,455	384,567	245,126	—	(1,003,148)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	371,896	372,339	210,076	430,263	(1,003,148)	381,426
Income tax benefit (expense)	—	1,116	11,895	(62,672)	—	(49,661)
INCOME FROM CONTINUING OPERATIONS	371,896	373,455	221,971	367,591	(1,003,148)	331,765
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	42,033		42,033
NET INCOME	371,896	373,455	221,971	409,624	(1,003,148)	373,798
Less: Net income attributable to noncontrolling interest	—	—	—	1,902	—	1,902
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	371,896	373,455	221,971	407,722	(1,003,148)	371,896
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(1,915)	(1,915)	(72)	(5,710)	3,902	(5,710)
New Zealand joint venture cash flows	3,286	3,286	637	3,629	(7,209)	3,629
Amortization of pension and postretirement plans	61,869	61,869	20,589	20,589	(103,047)	61,869
Total other comprehensive income	63,240	63,240	21,154	18,508	(106,354)	59,788
COMPREHENSIVE INCOME	435,136	436,695	243,125	428,132	(1,109,502)	433,586
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(1,550)	—	(1,550)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$435,136	$436,695	$243,125	$429,682	$(1,109,502)	$435,136

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,483,490	$—	$1,483,490
Costs and Expenses
Cost of sales	—	—	—	1,030,692	—	1,030,692
Selling and general expenses	—	10,575	—	56,382	—	66,957
Other operating expense (income), net	110	962	—	(15,241)	—	(14,169)
	110	11,537	—	1,071,833	—	1,083,480
Equity in income of New Zealand joint venture	—	—	—	550	—	550
OPERATING (LOSS) INCOME	(110)	(11,537)	—	412,207	—	400,560
Interest expense	(10,717)	(941)	(37,971)	4,648	—	(44,981)
Interest and miscellaneous income (expense), net	6,638	5,519	(3,334)	(8,217)	—	606
Equity in income from subsidiaries	282,874	289,486	232,871	—	(805,231)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	278,685	282,527	191,566	408,638	(805,231)	356,185
Income tax benefit (expense)	—	347	15,076	(100,166)	—	(84,743)
INCOME FROM CONTINUING OPERATIONS	278,685	282,874	206,642	308,472	(805,231)	271,442
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	7,243	—	7,243
NET INCOME	278,685	282,874	206,642	315,715	(805,231)	278,685
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	4,352	4,352	(3)	4,353	(8,702)	4,352
New Zealand joint venture cash flows	213	213	—	213	(426)	213
Amortization of pension and postretirement plans	(496)	(496)	(450)	(450)	1,396	(496)
Total other comprehensive income (loss)	4,069	4,069	(453)	4,116	(7,732)	4,069
COMPREHENSIVE INCOME	$282,754	$286,943	$206,189	$319,831	$(812,963)	$282,754

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$1,420,960	$—	$1,420,960
Costs and Expenses
Cost of sales	—	—	—	1,006,297	—	1,006,297
Selling and general expenses	—	10,710	—	54,541	—	65,251
Other operating expense (income), net	—	117	—	(3,911)	—	(3,794)
	—	10,827	—	1,056,927	—	1,067,754
Equity in income of New Zealand joint venture	—	—	—	4,088	—	4,088
OPERATING (LOSS) INCOME	—	(10,827)	—	368,121	—	357,294
Interest expense	621	(1,133)	(49,555)	(708)	—	(50,775)
Interest and miscellaneous income (expense), net	—	5,280	(4,508)	71	—	843
Equity in income from subsidiaries	275,384	281,892	170,048	—	(727,324)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	276,005	275,212	115,985	367,484	(727,324)	307,362
Income tax benefit (expense)	—	172	19,733	(50,593)	—	(30,688)
INCOME FROM CONTINUING OPERATIONS	276,005	275,384	135,718	316,891	(727,324)	276,674
DISCONTINUED OPERATIONS, NET
Loss from discontinued operations, net of income tax	—	—	—	(669)	—	(669)
NET INCOME	276,005	275,384	135,718	316,222	(727,324)	276,005
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	3,546	3,546	(137)	3,545	(6,954)	3,546
New Zealand joint venture cash flows	(2,373)	(2,373)	—	(2,373)	4,746	(2,373)
Amortization of pension and postretirement plans	(46,263)	(46,263)	(35,575)	(35,575)	117,413	(46,263)
Total other comprehensive loss	(45,090)	(45,090)	(35,712)	(34,403)	115,205	(45,090)
COMPREHENSIVE INCOME	$230,915	$230,294	$100,006	$281,819	$(612,119)	$230,915

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,181	$304	$10,719	$58,440	$—	$199,644
Accounts receivable, less allowance for doubtful accounts	—	10	2,300	92,646	—	94,956
Inventory	—	—	—	138,818	—	138,818
Current deferred tax assets	—	—	681	38,419	—	39,100
Prepaid and other current assets	—	2,363	6	44,207	—	46,576
Total current assets	130,181	2,677	13,706	372,530	—	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,049,378	—	2,049,378
NET PROPERTY, PLANT AND EQUIPMENT	—	2,612	—	858,209	—	860,821
INVESTMENT IN JOINT VENTURE	—	—	—	—	—	—
INVESTMENT IN SUBSIDIARIES	1,627,315	1,837,760	1,148,221	—	(4,613,296)	—
INTERCOMPANY NOTES RECEIVABLE	228,032	—	20,659	—	(248,691)	—
OTHER ASSETS	3,689	32,519	3,739	216,261	—	256,208
TOTAL ASSETS	$1,989,217	$1,875,568	$1,186,325	$3,496,378	$(4,861,987)	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,522	$1,564	$66,207	$—	$69,293
Current maturities of long-term debt	—	—	112,500	—	—	112,500
Accrued taxes	—	4,855	—	3,696	—	8,551
Uncertain tax positions	—	5,780	—	4,767	—	10,547
Accrued payroll and benefits	—	11,382	—	13,566	—	24,948
Accrued interest	3,047	538	2,742	22,816	(19,612)	9,531
Accrued customer incentives	—	—	—	9,580	—	9,580
Other current liabilities	—	2,985	—	21,342	—	24,327
Current liabilities for dispositions and discontinued operations	—	—	—	6,835	—	6,835
Total current liabilities	3,047	27,062	116,806	148,809	(19,612)	276,112
LONG-TERM DEBT	325,000	—	847,749	288,975	—	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	69,543	—	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	91,471	—	4,183	—	95,654
OTHER NON-CURRENT LIABILITIES	—	11,493	—	15,732	—	27,225
INTERCOMPANY PAYABLE	—	118,227	—	125,921	(244,148)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,661,170	1,627,315	221,770	2,749,142	(4,598,227)	1,661,170
Noncontrolling interest	—	—	—	94,073	—	94,073
TOTAL SHAREHOLDERS’ EQUITY	1,661,170	1,627,315	221,770	2,843,215	(4,598,227)	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,989,217	$1,875,568	$1,186,325	$3,496,378	$(4,861,987)	$3,685,501

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$252,888	$3,966	$19,358	$4,384	$—	$280,596
Accounts receivable, less allowance for doubtful accounts	—	386	—	99,973	—	100,359
Inventory	—	—	—	127,966	—	127,966
Deferred tax assets	—	—	—	15,845	—	15,845
Prepaid and other current assets	—	1,566	691	39,251	—	41,508
Total current assets	252,888	5,918	20,049	287,419	—	566,274
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	1,573,309	—	1,573,309
NET PROPERTY, PLANT AND EQUIPMENT	—	2,321	—	704,717	—	707,038
INVESTMENT IN JOINT VENTURE	—	—	—	72,419	—	72,419
INVESTMENT IN SUBSIDIARIES	1,445,205	1,677,782	1,452,027	—	(4,575,014)	—
INTERCOMPANY NOTES RECEIVABLE	213,863	14,000	19,831	—	(247,694)	—
OTHER ASSETS	4,148	27,779	5,182	166,802	—	203,911
TOTAL ASSETS	$1,916,104	$1,727,800	$1,497,089	$2,804,666	$(4,822,708)	$3,122,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$2,099	$33	$68,249	$—	$70,381
Current maturities of long-term debt	150,000	—	—	—	—	150,000
Accrued taxes	—	485	—	13,339	—	13,824
Uncertain tax positions	—	—	—	800	—	800
Accrued payroll and benefits	—	15,044	—	13,024	—	28,068
Accrued interest	3,100	379	3,197	1,280	—	7,956
Accrued customer incentives	—	—	—	10,849	—	10,849
Other current liabilities	—	2,925	—	14,915	—	17,840
Current liabilities for dispositions and discontinued operations	—	—	—	8,105	—	8,105
Total current liabilities	153,100	20,932	3,230	130,561	—	307,823
LONG-TERM DEBT	325,000	—	718,321	76,731	—	1,120,052
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	73,590	—	73,590
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	129,156	—	30,426	—	159,582
OTHER NON-CURRENT LIABILITIES	—	16,432	—	7,468	—	23,900
INTERCOMPANY PAYABLE	—	116,075	—	137,797	(253,872)	—
TOTAL SHAREHOLDERS’ EQUITY	1,438,004	1,445,205	775,538	2,348,093	(4,568,836)	1,438,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,916,104	$1,727,800	$1,497,089	$2,804,666	$(4,822,708)	$3,122,951

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$407,712	$417,074	$84,000	$491,762	$(855,375)	$545,173
INVESTING ACTIVITIES
Capital expenditures	—	(663)	—	(158,235)	—	(158,898)
Purchase of additional interest in New Zealand joint venture	—	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	—	(20,401)	—	(20,401)
Jesup mill cellulose specialties expansion	—	—	—	(141,143)	—	(141,143)
Proceeds from disposition of Wood Products business	—	—	—	62,720	—	62,720
Change in restricted cash	—	—	—	(58,385)	—	(58,385)
Investment in Subsidiaries	(138,178)	(138,178)	(247,114)	—	523,470	—
Other	—	1,701	—	(14,635)	—	(12,934)
CASH USED FOR INVESTING ACTIVITIES	(138,178)	(137,140)	(247,114)	(469,958)	523,470	(468,920)
FINANCING ACTIVITIES
Issuance of debt	175,000	—	390,000	57,885	—	622,885
Repayment of debt	(325,000)	—	(151,525)	(72,960)	—	(549,485)
Dividends paid	(237,016)	—	—	—	—	(237,016)
Proceeds from the issuance of common shares	10,101	—	—	—	—	10,101
Excess tax benefits on stock-based compensation	—	—	—	8,413	—	8,413
Repurchase of common shares	(11,326)	—	—	—	—	(11,326)
Issuance of intercompany notes	(4,000)	—	—	4,000	—	—
Intercompany distributions	—	(283,596)	(84,000)	35,691	331,905	—
Other	—	—	—	(713)	—	(713)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(392,241)	(283,596)	154,475	32,316	331,905	(157,141)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(64)	—	(64)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(122,707)	(3,662)	(8,639)	54,056	—	(80,952)
Balance, beginning of year	252,888	3,966	19,358	4,384	—	280,596
Balance, end of year	$130,181	$304	$10,719	$58,440	$—	$199,644

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$90,456	$138,149	$41,000	$423,784	$(247,475)	$445,914
INVESTING ACTIVITIES
Capital expenditures	—	(285)	—	(157,277)	—	(157,562)
Purchase of timberlands	—	—	—	(106,536)	—	(106,536)
Jesup mill cellulose specialties expansion	—	—	—	(201,359)	—	(201,359)
Change in restricted cash	—	—	—	(10,559)	—	(10,559)
Investment in Subsidiaries	—	—	(142,508)	—	142,508	—
Other	—	(69)	—	3,184	—	3,115
CASH USED FOR INVESTING ACTIVITIES	—	(354)	(142,508)	(472,547)	142,508	(472,901)
FINANCING ACTIVITIES
Issuance of debt	475,000	—	740,000	15,000	—	1,230,000
Repayment of debt	(120,000)	(30,000)	(638,110)	(25,500)	—	(813,610)
Dividends paid	(206,583)	—	—	—	—	(206,583)
Proceeds from the issuance of common shares	25,495	—	—	—	—	25,495
Excess tax benefits on stock-based compensation	—	—	—	7,635	—	7,635
Debt issuance costs	(3,697)	(1,219)	—	(1,219)	—	(6,135)
Repurchase of common shares	(7,783)	—	—	—	—	(7,783)
Issuance of intercompany notes	—	(14,000)	—	14,000	—	—
Distributions to / from Parent	—	(97,587)	(41,000)	33,620	104,967	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	162,432	(142,806)	60,890	43,536	104,967	229,019
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	252,888	(5,011)	(40,618)	(5,266)	—	201,993
Balance, beginning of year	—	8,977	59,976	9,650	—	78,603
Balance, end of year	$252,888	$3,966	$19,358	$4,384	$—	$280,596

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2011
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$283,409	$332,577	$15,000	$402,994	$(601,710)	$432,270
INVESTING ACTIVITIES
Capital expenditures	—	(270)	—	(144,252)	—	(144,522)
Purchase of timberlands	—	—	—	(320,899)	—	(320,899)
Jesup mill cellulose specialties expansion	—	—	—	(42,894)	—	(42,894)
Change in restricted cash	—	—	—	8,323	—	8,323
Investment in Subsidiaries	(19,259)	(99,988)	(35,828)	—	155,075	—
Other	—	69	—	11,309	—	11,378
CASH USED FOR INVESTING ACTIVITIES	(19,259)	(100,189)	(35,828)	(488,413)	155,075	(488,614)
FINANCING ACTIVITIES
Issuance of debt	120,000	105,000	—	235,000	—	460,000
Repayment of debt	—	(75,000)	(168,057)	(256,000)	—	(499,057)
Dividends paid	(185,272)	—	—	—	—	(185,272)
Proceeds from the issuance of common shares	13,451	—	—	—	—	13,451
Excess tax benefits on stock-based compensation	—	—	—	5,681	—	5,681
Debt issuance costs	—	(675)	(676)	(676)	—	(2,027)
Repurchase of common shares	(7,909)	—	—	—	—	(7,909)
Intercompany distributions	(204,420)	—	(18,961)	223,381	—	—
Distributions to / from Parent	—	(282,495)	(14,760)	(149,380)	446,635	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(264,150)	(253,170)	(202,454)	58,006	446,635	(215,133)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	617	—	617
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	(20,782)	(223,282)	(26,796)	—	(270,860)
Balance, beginning of year	—	29,759	283,258	36,446	—	349,463
Balance, end of year	$—	$8,977	$59,976	$9,650	$—	$78,603

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
The subsidiary guarantors, ROC and Rayonier TRS Holdings, Inc., are wholly-owned by the Parent Company, Rayonier, Inc. The notes are fully and unconditionally guaranteed on a joint and several basis by the guarantor subsidiaries.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2013
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$1,707,822	$—	$1,707,822
Costs and Expenses
Cost of sales	—	—	1,246,312	—	1,246,312
Selling and general expenses	—	9,821	55,022	—	64,843
Other operating (income) expense, net	(1,701)	4,730	(12,516)	—	(9,487)
	(1,701)	14,551	1,288,818	—	1,301,668
Equity in income of New Zealand joint venture	—	—	562	—	562
OPERATING (LOSS) INCOME BEFORE GAIN RELATED TO THE CONSOLIDATION OF THE NEW ZEALAND JOINT VENTURE	1,701	(14,551)	419,566	—	406,716
Gain related to the consolidation of the New Zealand joint venture	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(14,551)	435,664	—	422,814
Interest expense	(13,088)	(28,430)	(2,242)	—	(43,760)
Interest and miscellaneous income (expense), net	9,828	(4,297)	(3,159)	—	2,372
Equity in income from subsidiaries	373,455	407,722	—	(781,177)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	371,896	360,444	430,263	(781,177)	381,426
Income tax benefit (expense)	—	13,011	(62,672)	—	(49,661)
INCOME FROM CONTINUING OPERATIONS	371,896	373,455	367,591	(781,177)	331,765
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	42,033	—	42,033
NET INCOME	371,896	373,455	409,624	(781,177)	373,798
Less: Net income attributable to noncontrolling interest	—	—	1,902	—	1,902
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	371,896	373,455	407,722	(781,177)	371,896
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(1,915)	(1,915)	(5,710)	3,830	(5,710)
New Zealand joint venture cash flows	3,286	3,286	3,629	(6,572)	3,629
Amortization of pension and postretirement plans	61,869	61,869	20,589	(82,458)	61,869
Total other comprehensive income	63,240	63,240	18,508	(85,200)	59,788
COMPREHENSIVE INCOME	435,136	436,695	428,132	(866,377)	433,586
Less: Comprehensive income attributable to noncontrolling interest	—	—	(1,550)	—	(1,550)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$435,136	$436,695	$429,682	$(866,377)	$435,136

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2012
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$1,483,490	$—	$1,483,490
Costs and Expenses
Cost of sales	—	—	1,030,692	—	1,030,692
Selling and general expenses	—	10,575	56,382	—	66,957
Other operating expense (income), net	110	962	(15,241)	—	(14,169)
	110	11,537	1,071,833	—	1,083,480
Equity in income of New Zealand joint venture	—	—	550	—	550
OPERATING (LOSS) INCOME	(110)	(11,537)	412,207	—	400,560
Interest expense	(10,717)	(38,912)	4,648	—	(44,981)
Interest and miscellaneous income (expense), net	6,638	2,185	(8,217)	—	606
Equity in income from subsidiaries	282,874	315,715	—	(598,589)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	278,685	267,451	408,638	(598,589)	356,185
Income tax benefit (expense)	—	15,423	(100,166)	—	(84,743)
INCOME FROM CONTINUING OPERATIONS	278,685	282,874	308,472	(598,589)	271,442
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	7,243	—	7,243
NET INCOME	278,685	282,874	315,715	(598,589)	278,685
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	4,352	4,352	4,353	(8,705)	4,352
New Zealand joint venture cash flows	213	213	213	(426)	213
Amortization of pension and postretirement plans	(496)	(496)	(450)	946	(496)
Total other comprehensive income	4,069	4,069	4,116	(8,185)	4,069
COMPREHENSIVE INCOME	$282,754	$286,943	$319,831	$(606,774)	$282,754

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2011
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$1,420,960	$—	$1,420,960
Costs and Expenses
Cost of sales	—	—	1,006,297	—	1,006,297
Selling and general expenses	—	10,710	54,541	—	65,251
Other operating expense (income), net	—	117	(3,911)	—	(3,794)
	—	10,827	1,056,927	—	1,067,754
Equity in income of New Zealand joint venture	—	—	4,088	—	4,088
OPERATING (LOSS) INCOME	—	(10,827)	368,121	—	357,294
Interest expense	621	(50,688)	(708)	—	(50,775)
Interest and miscellaneous income, net	—	772	71	—	843
Equity in income from subsidiaries	275,384	316,222	—	(591,606)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	276,005	255,479	367,484	(591,606)	307,362
Income tax benefit (expense)	—	19,905	(50,593)	—	(30,688)
INCOME FROM CONTINUING OPERATIONS	276,005	275,384	316,891	(591,606)	276,674
DISCONTINUED OPERATIONS, NET
Loss from discontinued operations, net of income tax	—	—	(669)	—	(669)
NET INCOME	276,005	275,384	316,222	(591,606)	276,005
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	3,546	3,546	3,545	(7,091)	3,546
New Zealand joint venture cash flows	(2,373)	(2,373)	(2,373)	4,746	(2,373)
Amortization of pension and postretirement plans	(46,263)	(46,263)	(35,575)	81,838	(46,263)
Total other comprehensive loss	(45,090)	(45,090)	(34,403)	79,493	(45,090)
COMPREHENSIVE INCOME	$230,915	$230,294	$281,819	$(512,113)	$230,915

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2013
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,181	$11,023	$58,440	$—	$199,644
Accounts receivable, less allowance for doubtful accounts	—	2,310	92,646	—	94,956
Inventory	—	—	138,818	—	138,818
Current deferred tax asset	—	681	38,419	—	39,100
Prepaid and other current assets	—	2,369	44,207	—	46,576
Total current assets	130,181	16,383	372,530	—	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,049,378	—	2,049,378
NET PROPERTY, PLANT AND EQUIPMENT	—	2,612	858,209	—	860,821
INVESTMENT IN SUBSIDIARIES	1,627,315	2,764,211	—	(4,391,526)	—
INTERCOMPANY NOTES RECEIVABLE	228,032	20,659	—	(248,691)	—
OTHER ASSETS	3,689	36,258	216,261	—	256,208
TOTAL ASSETS	$1,989,217	$2,840,123	$3,496,378	$(4,640,217)	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$3,086	$66,207	$—	$69,293
Current maturities of long-term debt	—	112,500	—	—	112,500
Accrued taxes	—	4,855	3,696	—	8,551
Uncertain tax positions	—	5,780	4,767	—	10,547
Accrued payroll and benefits	—	11,382	13,566	—	24,948
Accrued interest	3,047	3,280	22,816	(19,612)	9,531
Accrued customer incentives	—	—	9,580	—	9,580
Other current liabilities	—	2,985	21,342	—	24,327
Current liabilities for dispositions and discontinued operations	—	—	6,835	—	6,835
Total current liabilities	3,047	143,868	148,809	(19,612)	276,112
LONG-TERM DEBT	325,000	847,749	288,975	—	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	69,543	—	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	91,471	4,183	—	95,654
OTHER NON-CURRENT LIABILITIES	—	11,493	15,732	—	27,225
INTERCOMPANY PAYABLE	—	118,227	125,921	(244,148)	—
TOTAL RAYONIER SHAREHOLDERS’ EQUITY	1,661,170	1,627,315	2,749,142	(4,376,457)	1,661,170
Noncontrolling interest	—	—	94,073	—	94,073
TOTAL SHAREHOLDER'S EQUITY	1,661,170	1,627,315	2,843,215	(4,376,457)	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,989,217	$2,840,123	$3,496,378	$(4,640,217)	$3,685,501

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2012
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$252,888	$23,324	$4,384	$—	$280,596
Accounts receivable, less allowance for doubtful accounts	—	386	99,973	—	100,359
Inventory	—	—	127,966	—	127,966
Current deferred tax asset	—	—	15,845	—	15,845
Prepaid and other current assets	—	2,257	39,251	—	41,508
Total current assets	252,888	25,967	287,419	—	566,274
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	1,573,309	—	1,573,309
NET PROPERTY, PLANT AND EQUIPMENT	—	2,321	704,717	—	707,038
INVESTMENT IN JOINT VENTURE	—	—	72,419	—	72,419
INVESTMENT IN SUBSIDIARIES	1,445,205	2,354,270	—	(3,799,475)	—
INTERCOMPANY NOTES RECEIVABLE	213,863	33,831	—	(247,694)	—
OTHER ASSETS	4,148	32,961	166,802	—	203,911
TOTAL ASSETS	$1,916,104	$2,449,350	$2,804,666	$(4,047,169)	$3,122,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$2,132	$68,249	$—	$70,381
Current maturities of long-term debt	150,000	—	—	—	150,000
Accrued taxes	—	485	13,339	—	13,824
Uncertain tax positions	—	—	800	—	800
Accrued payroll and benefits	—	15,044	13,024	—	28,068
Accrued interest	3,100	3,576	1,280	—	7,956
Accrued customer incentives	—	—	10,849	—	10,849
Other current liabilities	—	2,925	14,915	—	17,840
Current liabilities for dispositions and discontinued operations	—	—	8,105	—	8,105
Total current liabilities	153,100	24,162	130,561	—	307,823
LONG-TERM DEBT	325,000	718,321	76,731	—	1,120,052
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	73,590	—	73,590
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	129,156	30,426	—	159,582
OTHER NON-CURRENT LIABILITIES	—	16,432	7,468	—	23,900
INTERCOMPANY PAYABLE	—	116,074	137,797	(253,871)	—
TOTAL SHAREHOLDERS’ EQUITY	1,438,004	1,445,205	2,348,093	(3,793,298)	1,438,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,916,104	$2,449,350	$2,804,666	$(4,047,169)	$3,122,951

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2013
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$407,712	$417,074	$491,762	$(771,375)	$545,173
INVESTING ACTIVITIES
Capital expenditures	—	(663)	(158,235)	—	(158,898)
Purchase of additional interest in New Zealand joint venture	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	(20,401)	—	(20,401)
Jesup mill cellulose specialties expansion	—	—	(141,143)	—	(141,143)
Proceeds from disposition of Wood Products business	—	—	62,720	—	62,720
Change in restricted cash	—	—	(58,385)	—	(58,385)
Investment in Subsidiaries	(138,178)	(385,292)	—	523,470	—
Other	—	1,701	(14,635)	—	(12,934)
CASH USED FOR INVESTING ACTIVITIES	(138,178)	(384,254)	(469,958)	523,470	(468,920)
FINANCING ACTIVITIES
Issuance of debt	175,000	390,000	57,885	—	622,885
Repayment of debt	(325,000)	(151,525)	(72,960)	—	(549,485)
Dividends paid	(237,016)	—	—	—	(237,016)
Proceeds from the issuance of common shares	10,101	—	—	—	10,101
Excess tax benefits on stock-based compensation	—	—	8,413	—	8,413
Repurchase of common shares	(11,326)	—	—	—	(11,326)
Issuance of intercompany notes	(4,000)	—	4,000	—	—
Distributions to / from Parent	—	(283,596)	35,691	247,905	—
Other	—	—	(713)	—	(713)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(392,241)	(45,121)	32,316	247,905	(157,141)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(64)	—	(64)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(122,707)	(12,301)	54,056	—	(80,952)
Balance, beginning of year	252,888	23,324	4,384	—	280,596
Balance, end of year	$130,181	$11,023	$58,440	$—	$199,644

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2011
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$283,409	$332,817	$402,994	$(586,950)	$432,270
INVESTING ACTIVITIES
Capital expenditures	—	(270)	(144,252)	—	(144,522)
Purchase of timberlands	—	—	(320,899)	—	(320,899)
Jesup mill cellulose specialties expansion	—	—	(42,894)	—	(42,894)
Change in restricted cash	—	—	8,323	—	8,323
Investment in Subsidiaries	(19,259)	(135,816)	—	155,075	—
Other	—	69	11,309	—	11,378
CASH USED FOR INVESTING ACTIVITIES	(19,259)	(136,017)	(488,413)	155,075	(488,614)
FINANCING ACTIVITIES
Issuance of debt	120,000	105,000	235,000	—	460,000
Repayment of debt	—	(243,057)	(256,000)	—	(499,057)
Dividends paid	(185,272)	—	—	—	(185,272)
Proceeds from the issuance of common shares	13,451	—	—	—	13,451
Excess tax benefits on stock-based compensation	—	—	5,681	—	5,681
Debt issuance costs	—	(1,351)	(676)	—	(2,027)
Repurchase of common shares	(7,909)	—	—	—	(7,909)
Issuance of intercompany notes	(204,420)	(18,961)	223,381	—	—
Intercompany distributions	—	(282,495)	(149,380)	431,875	—
CASH USED FOR FINANCING ACTIVITIES	(264,150)	(440,864)	58,006	431,875	(215,133)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	617	—	617
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	—	(244,064)	(26,796)	—	(270,860)
Balance, beginning of year	—	313,017	36,446	—	349,463
Balance, end of year	$—	$68,953	$9,650	$—	$78,603

RAYONIER INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012, and 2011
(In Thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses		Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2013	$417	$855	(2)	$(599)	$673
Year ended December 31, 2012	$399	$67		$(49)	$417
Year ended December 31, 2011	$387	$12		$—	$399

(1)	Primarily payments and adjustments to required reserves.

(2)	The 2013 increase is primarily related to the consolidation of the New Zealand JV.

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
February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL G. BOYNTON	Chairman of the Board, President and Chief Executive Officer	February 28, 2014
Paul G. Boynton (Principal Executive Officer)

/s/ HANS E. VANDEN NOORT	Senior Vice President and Chief Financial Officer	February 28, 2014
Hans E. Vanden Noort (Principal Financial Officer and Principal Accounting Officer)

*	Director
C. David Brown, II

*	Director
John E. Bush

*	Director
Mark E. Gaumond

*	Director
Richard D. Kincaid

*	Director
V. Larkin Martin

*	Director
James H. Miller

*	Director
Thomas I. Morgan

*	Director
David W. Oskin

*	Director
Ronald Townsend

*By:	/s/ HANS E. VANDEN NOORT	February 28, 2014
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
Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 23, 2012 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Incorporated by reference to Exhibit 3.3 to the Registrant’s June 30, 2010 Form 10-Q

4.1	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

4.2	Form S-4 Registration Statement	Incorporated by reference to the Registrant’s April 26, 2004 S-4 Filing

4.3	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant’s May 6, 2004 S-4/A Filing

4.4	Purchase Agreement dated as of October 10, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s October 17, 2007 Form 8-K

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
Incorporated by reference to Exhibit 10.11 to the Registrant’s June 30, 2010 Form 10-Q

4.10	Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, between Rayonier Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s March 5, 2012 Form 8-K

4.11
First Supplemental Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.2 to the Registrant’s March 5, 2012 Form 8-K

4.12
Second Supplemental Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.1 to the Registrant’s October 17, 2012 Form 8-K

4.13	Form of Note for 3.75% Senior Notes due 2022 (contained in Exhibit A to Exhibit 4.12)	Incorporated by reference to Exhibit 4.2 to the Registrant’s March 5, 2012 Form 8-K

4.14	Registration Rights Agreement, dated October 16, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named herein.	Incorporated by reference to Exhibit 4.3 to the Registrant’s October 17, 2007 Form 8-K

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
Incorporated by reference to Exhibit 10.11 to the Registrant’s August 12, 2009 Form 8-K

4.32	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.12 to the Registrant’s August 12, 2009 Form 8-K

4.33	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s August 12, 2009 Form 8-K

10.1	Rayonier 1994 Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2006 Form 10-Q

10.2	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.3	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan), as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2007 Form 10-K

10.4	Rayonier Investment and Savings Plan for Salaried Employees*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.5	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001*	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002*	Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2003 Form 10-K

Exhibit No.	Description	Location

10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2003 Form 10-K

10.9	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003*	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2003 Form 10-K

10.10	Amendment to Retirement Plan for Salaried Employees effective as of August 1, 2013 dated July 18, 2013*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2013 Form 10-Q

10.11	Form of Indemnification Agreement between Rayonier Inc. and its Officers*	Incorporated by reference to Exhibit 10.10 to the Registrant’s December 31, 2010 Form 10-K

10.12	Form of Indemnification Agreement between Rayonier Inc. and its Directors*	Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2010 Form 10-K

10.13	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.14	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.15	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2010 Form 10-Q

10.16	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2010 Form 10-Q

10.17	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2013 Form 10-Q

10.18	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.19	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

10.20	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.21	Form of Rayonier Incentive Stock Plan Restricted Share Award Agreement*	Filed herewith

10.22	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2011 Performance Share Award Program*	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2010 Form 10-K

10.23	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2014 Equity Award Grant*	Filed herewith

10.24	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant’s March 31, 2008 Proxy Statement

Exhibit No.	Description	Location

10.25	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.26	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.27	Annual Corporate Bonus Program*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2010 Form 10-K

10.28
Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests
Incorporated by reference to Exhibit 10.38 to the Registrant’s June 30, 2005 Form 10-Q

10.29	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant’s June 30, 2005 Form 10-Q

10.30	Description of Rayonier 2012 Performance Share Award Program*	Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2011 Form 10-K

10.31	Description of Rayonier 2013 Performance Share Award Program*	Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2012 Form 10-K

10.32	Description of Rayonier 2014 Performance Share Award Program*	Filed herewith

10.33	Election Form for the Performance Share Deferral Program	Incorporated by reference to Exhibit 10.5 to the Registrant’s June 30, 2010 Form 10-Q

10.34
Amended and Restated Five Year Revolving Credit Agreement dated October 11, 2012 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Borrowers, Credit Suisse AG, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Co-Syndication Agents, SunTrust Bank, US Bank, N.A., TD Bank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers
Incorporated by reference to Exhibit 10.1 to the Registrant’s October 17, 2012 Form 8-K

10.35
Incremental Assumption Agreement dated August 30, 2011 among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC and Rayonier Forest Resources, L.P., as Borrowers, Credit Suisse AG as Administrative Agent and Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner
Incorporated by reference to Exhibit 10.4 to the Registrant’s September 30, 2011 Form 10-Q

10.36
Amended and Restated Guarantee Agreement dated October 11, 2012 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Guarantors, and Credit Suisse AG as Administrative Agent
Incorporated by reference to Exhibit 10.2 to the Registrant’s October 17, 2012 Form 8-K

10.37
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
Incorporated by reference to Exhibit 10.3 to the Registrant’s October 17, 2012 Form 8-K

Exhibit No.	Description	Location

10.38
Term Credit Agreement dated December 17, 2012 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Borrowers, COBANK, ACB, as Administrative Agent, COBANK, ACB, as Sole Bookrunner, and COBANK, ACB and FARM CREDIT EAST, ACA, as Joint Lead Arrangers
Incorporated by reference to Exhibit 10.1 to the Registrant’s December 19, 2012 Form 8-K

10.39	Compensation Arrangement for Lee M. Thomas and Paul G. Boynton*	Incorporated by reference to the Registrant’s December 16, 2011 Form 8-K

10.40	Contribution, Conveyance and Assumption Agreement, dated as of July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC relating to the Restructuring.	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2010 Form 10-Q

10.41	Purchase and Sale Agreement dated as of September 16, 2011 between Joshua Timberlands LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2011 Form 10-Q

10.42	Purchase and Sale Agreement dated as of September 16, 2011 between Oklahoma Timber, LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2011 Form 10-Q

10.43	Summary of Bonus Award to Charles Margiotta*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2013 Form 10-Q

10.44	Form of Transaction Bonus Agreement and Schedule of Executive Officer Transaction Bonus Amounts*	Filed herewith

12	Statements re computation of ratios	Filed herewith

16	Letter dated May 23, 2012 from Deloitte & Touche LLP to the Securities and Exchange Commission	Incorporated by reference to Exhibit 16.1 to the Registrant’s May 23, 2012 Form 8-K

21	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

23.2	Consent of Deloitte & Touche LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from our Annual Report on Form
10-K for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011; (ii) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (iv) the Notes to the Consolidated Financial Statements.
Filed herewith

* Management contract or compensatory plan.