Form 10-Q
period 2014-03-31
RAYONIER INC
filed 2014-04-30
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
YES ☐        NO  ☒

As of April 24, 2014, there were outstanding 126,465,605 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
SALES	$386,686	$393,719
Costs and Expenses
Cost of sales	302,650	266,018
Selling and general expenses	15,491	16,099
Other operating expense (income), net (Note 17)	3,537	(3,503)
	321,678	278,614
Equity in income of New Zealand joint venture	—	258
OPERATING INCOME	65,008	115,363
Interest expense	(12,969)	(7,717)
Interest and miscellaneous (expense) income, net	(1,015)	57
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	51,024	107,703
Income tax expense	(7,732)	(4,445)
INCOME FROM CONTINUING OPERATIONS	43,292	103,258
DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax expense of $0 and $22,273	—	44,477
NET INCOME	43,292	147,735
Less: Net loss attributable to noncontrolling interest	(83)	—
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	43,375	147,735
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	17,803	975
New Zealand joint venture cash flow hedges, net of income tax expense of $501 and $0	1,711	554
Amortization of pension and postretirement plans, net of income tax expense of $931 and $2,204	2,097	4,969
Total other comprehensive income	21,611	6,498
COMPREHENSIVE INCOME	64,903	154,233
Less: Comprehensive income attributable to noncontrolling interest	5,425	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$59,478	$154,233
EARNINGS PER COMMON SHARE (Note 3)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.34	$0.83
Discontinued Operations	—	0.36
Net Income	$0.34	$1.19
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.34	$0.79
Discontinued Operations	—	0.34
Net Income	$0.34	$1.13

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$156,071	$199,644
Accounts receivable, less allowance for doubtful accounts of $777 and $673	111,697	94,956
Inventory
Finished goods	124,075	115,270
Work in progress	2,533	3,555
Raw materials	12,943	17,661
Manufacturing and maintenance supplies	2,377	2,332
Total inventory	141,928	138,818
Deferred tax assets	31,580	39,100
Prepaid and other current assets	54,557	46,576
Total current assets	495,833	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,069,518	2,049,378
PROPERTY, PLANT AND EQUIPMENT
Land	20,620	20,138
Buildings	188,913	180,573
Machinery and equipment	1,756,924	1,760,641
Construction in progress	32,560	19,795
Total property, plant and equipment, gross	1,999,017	1,981,147
Less — accumulated depreciation	(1,137,048)	(1,120,326)
Total property, plant and equipment, net	861,969	860,821
OTHER ASSETS	217,458	256,208
TOTAL ASSETS	$3,644,778	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$86,282	$69,293
Current maturities of long-term debt	114,319	112,500
Accrued taxes	11,374	8,551
Accrued payroll and benefits	19,261	24,948
Accrued interest	13,857	9,531
Accrued customer incentives	10,082	9,580
Other current liabilities	35,870	34,874
Current liabilities for dispositions and discontinued operations (Note 12)	6,446	6,835
Total current liabilities	297,491	276,112
LONG-TERM DEBT	1,393,887	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 12)	67,456	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 14)	95,098	95,654
OTHER NON-CURRENT LIABILITIES	31,254	27,225
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 126,451,505 and 126,257,870 shares issued and outstanding	694,236	692,100
Retained earnings	996,573	1,015,209
Accumulated other comprehensive loss	(30,037)	(46,139)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,660,772	1,661,170
Noncontrolling interest	98,820	94,073
TOTAL SHAREHOLDERS’ EQUITY	1,759,592	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,644,778	$3,685,501

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$43,292	$147,735
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	46,759	35,992
Non-cash cost of real estate sold	978	633
Stock-based incentive compensation expense	3,103	3,280
Deferred income taxes	5,596	1,832
Tax benefit of AFMC for CBPC exchange	—	(18,761)
Amortization of losses from pension and postretirement plans	3,028	6,279
Gain on sale of discontinued operations, net	—	(42,670)
Gain on foreign currency forward contracts	—	(1,881)
Other	(287)	(4,656)
Changes in operating assets and liabilities:
Receivables	(15,950)	(8,778)
Inventories	(950)	11,197
Accounts payable	13,929	15,386
Income tax receivable/payable	1,339	15,915
All other operating activities	935	99
Payment to exchange AFMC for CBPC	—	(70,311)
Expenditures for dispositions and discontinued operations	(2,498)	(1,631)
CASH PROVIDED BY OPERATING ACTIVITIES	99,274	89,660
INVESTING ACTIVITIES
Capital expenditures	(36,755)	(32,664)
Purchase of timberlands	(10,637)	(1,560)
Jesup mill cellulose specialties expansion (gross purchases of $0 and $57,693, net of purchases on account of $0 and $20,959)	—	(36,734)
Proceeds from disposition of Wood Products business	—	83,741
Change in restricted cash	45,312	9,908
Other	1,592	1,790
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(488)	24,481
FINANCING ACTIVITIES
Issuance of debt	31,819	100,000
Repayment of debt	(110,000)	(170,000)
Dividends paid	(62,545)	(57,744)
Proceeds from the issuance of common shares	2,027	4,091
Excess tax (deficiencies) benefits on stock-based compensation	(1,240)	6,191
Repurchase of common shares	(1,754)	(11,241)
Other	(679)	—
CASH USED FOR FINANCING ACTIVITIES	(142,372)	(128,703)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	13	(17)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(43,573)	(14,579)
Balance, beginning of year	199,644	280,596
Balance, end of period	$156,071	$266,017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$8,990	$3,562
Income taxes	$7,134	$70,403
Non-cash investing activity:
Capital assets purchased on account	$17,891	$49,094

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.
Reclassifications
Certain 2013 amounts have been reclassified to agree with the current year presentation.
New Accounting Standards
In March 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard requires a parent entity to release a related foreign entity’s cumulative translation adjustment into net income only if its sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The cumulative translation adjustment should be released into net income if the transaction results in the loss of a controlling financial interest in a foreign entity or results in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. ASU No. 2013-05 became effective first quarter 2014. The adoption of this standard did not have any impact on the consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) or similar carryforward or a tax credit carryforward. If an NOL or tax credit carryforward is not available at the reporting date or tax law of the applicable jurisdiction does not require the entity to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. ASU 2013-11 became effective first quarter of 2014. The Company has applied the standard to its income tax balances and it did not have a material impact on the Company’s financial position. See Note 4 — Income Taxes for further information.
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and no subsequent events were identified that warranted disclosure.
Separation of Performance Fibers Business
In January 2014, the Company announced its intention to separate the Performance Fibers business from the Forest Resources and Real Estate businesses. The separation will result in two independent, publicly-traded companies by means of a tax-free spin-off to Rayonier shareholders of a newly formed company named Rayonier Advanced Materials Inc. which will contain the Performance Fibers segment of Rayonier. The separation, which is subject to a number of conditions including final Board approval, receipt of a favorable private letter ruling from the Internal Revenue Service (“IRS”) and effectiveness of a registration statement on Form 10, is expected to be completed by mid-2014.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.	SALE OF WOOD PRODUCTS BUSINESS
On March 1, 2013, Rayonier completed the sale of its Wood Products business (consisting of three lumber mills in Baxley, Swainsboro and Eatonton, Georgia) to International Forest Products Limited (“Interfor”) for $80 million plus a working capital adjustment. Accordingly, the operating results of the Wood Products business, formerly reported as a separate operating segment, are classified as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013.
Rayonier recognized an after-tax gain of $42.7 million on the sale. The gain is included in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013.
The following table summarizes the operating results of the Company’s discontinued operations and the related gain for the three months ended March 31, 2013, as presented in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income:

Three Months Ended
March 31, 2013
Sales	$16,968
Income from discontinued operations, net	$44,477

3.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$43,292	$103,258
Less: Loss from continuing operations attributable to noncontrolling interest	(83)	—
Income from continuing operations attributable to Rayonier Inc.	$43,375	$103,258

Income from discontinued operations attributable to Rayonier Inc.	$—	$44,477

Net income attributable to Rayonier Inc.	$43,375	$147,735

Shares used for determining basic earnings per common share	126,344,987	124,479,865
Dilutive effect of:
Stock options	286,535	533,031
Performance and restricted shares	83,850	448,440
Assumed conversion of Senior Exchangeable Notes (a)	1,063,538	2,115,959
Assumed conversion of warrants (a) (b)	645,583	2,859,593
Shares used for determining diluted earnings per common share	128,424,493	130,436,888
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.34	$0.83
Discontinued operations	—	0.36
Net income	$0.34	$1.19
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.34	$0.79
Discontinued operations	—	0.34
Net income	$0.34	$1.13

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
	2014	2013
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	731,046	220,701
Assumed conversion of exchangeable note hedges (a)	1,063,538	2,115,959
Total	1,794,584	2,336,660
(a) Rayonier will not issue additional shares upon future exchange or maturity of the Senior Exchangeable Notes due 2015 (the “2015 Notes”) due to offsetting hedges. Accounting Standards Codification 260, Earnings Per Share requires the assumed conversion of the 2015 Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed conversion of the hedges is excluded since they are anti-dilutive. As such, the full dilutive effect of the 2015 Notes was included for the three months ended March 31, 2013 and March 31, 2014.
The Senior Exchangeable Notes due 2012 (the “2012 Notes”) matured in October 2012; however, no additional shares were issued due to offsetting exchangeable note hedges. The warrants sold in conjunction with the 2012 Notes began maturing on January 15, 2013 and matured ratably through March 27, 2013. As a result, 2,037,303 shares were issued through the end of the first quarter of 2013. The dilutive impact of these warrants was calculated based on the length of time they were outstanding before settlement. Rayonier will distribute additional shares upon maturity of the warrants associated with the 2015 Notes if the stock price exceeds $38.97 per share. For further information, see Note 13 — Debt in the 2013 Annual Report on Form 10-K and Note 15 — Debt of this Form 10-Q.
(b) The shares used for the assumed conversion of the warrants decreased in the first quarter of 2014 as there was no dilutive impact from the warrants on the 2012 Notes.

4.	INCOME TAXES
Rayonier is a real estate investment trust (“REIT”). In general, only its taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualified activities, and foreign activities, are subject to corporate income taxes. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on taxable REIT subsidiaries’ income and foreign operations.
Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”)
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. The AFMC is a $.50 per gallon refundable tax credit (which is not taxable), while the CBPC is a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity’s tax liability. Rayonier produces and uses an alternative fuel (“black liquor”) at its Jesup, Georgia and Fernandina Beach, Florida Performance Fibers mills, which qualified for both credits. The Company claimed the AFMC on its original 2009 tax return. In the first quarter of 2013, management approved a $70 million tax payment to exchange approximately 120 million gallons of black liquor previously claimed for the AFMC for the CBPC, resulting in a $19 million tax benefit.
Provision for Income Taxes from Continuing Operations
The Company’s effective tax rate is below the 35 percent U.S. statutory tax rate primarily due to tax benefits associated with being a REIT. The Company’s effective tax rate in the prior year period was lower than 2014 primarily due to recording the above referenced AFMC exchange. Excluding the AFMC for CBPC exchange, the effective tax rate decreased in the first quarter 2014 compared to the prior year period principally due to proportionately higher earnings from REIT operations.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The table below reconciles the U.S. statutory rate to the Company’s effective tax rate for each period presented (in millions of dollars):

	Three Months Ended March 31,
	2014		2013
Income tax expense at federal statutory rate	$18	35.0%	$38	35.0%
REIT income not subject to tax	(8)	(14.9)	(11)	(10.1)
Manufacturing deduction	(1)	(2.1)	(2)	(2.2)
Other	—	(0.1)	—	0.7
Income tax expense before discrete items	9	17.9%	25	23.4%
Exchange of AFMC for CBPC	—	—	(19)	(17.5)
Other	(1)	(2.7)	(2)	(1.8)
Income tax expense as reported	$8	15.2%	$4	4.1%

Provision for Income Taxes from Discontinued Operations
In first quarter 2013, Rayonier completed the sale of its Wood Products business for $80 million plus a working capital adjustment. For the three months ended March 31, 2013, income tax expense related to discontinued operations was $22.3 million ($21.4 million from the gain on sale). See Note 2 — Sale of Wood Products Business for additional information.
Unrecognized Tax Benefits
During the first quarter of 2013, the Company implemented ASU 2013-11, which requires, in certain instances, an unrecognized tax benefit (or portion of an unrecognized tax benefit) to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. As a result, the Company reclassified $3.9 million from an unrecognized tax benefit liability to a reduction to current deferred tax assets at March 31, 2014.

5.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of March 31, 2014 and December 31, 2013, the Company had $23.6 million and $68.9 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

6.	JOINT VENTURE INVESTMENT
On April 4, 2013 (the “acquisition date”), the Company acquired an additional 39 percent ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”) that owns or leases approximately 0.3 million acres of New Zealand timberlands. As a result of the acquisition, Rayonier is a 65 percent owner of the New Zealand JV and 100 percent of the results of its operations subsequent to April 4, 2013 have been included in the Company’s consolidated financial statements, along with 100 percent of the JV’s assets and liabilities at March 31, 2014 and December 31, 2013. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 35 percent noncontrolling interest are also shown separately. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., continues to serve as the manager of the New Zealand JV forests.
Prior to the acquisition date, the Company accounted for its 26 percent interest in the New Zealand JV as an equity method investment. The additional 39 percent interest was acquired for $139.9 million and resulted in the Company obtaining a controlling financial interest in the New Zealand JV and accordingly, the purchase was accounted for as a step-acquisition. Upon consolidation, the Company recognized a $10.1 million deferred gain, which resulted from the original sale of its New Zealand operations to the joint venture in 2005 and a $6 million benefit due to the required fair market value remeasurement of the Company’s equity interest in the New Zealand JV held before the purchase of the additional interest. The acquisition-date fair value of the previous equity interest was $93.3 million.

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
The Company’s operating results for the three months ended March 31, 2013 reflect 26 percent of the New Zealand JV’s income prior to the acquisition date, as reported in “Equity in income of New Zealand joint venture” in the Consolidated Statements of Income and Comprehensive Income. The amounts of revenue and earnings of the New Zealand JV included in the Company’s Consolidated Statements of Income and Comprehensive Income for the first quarter 2014 are as follows:

Three Months Ended March 31, 2014
Sales	$37,764
Net Loss	(734)
The following represents the pro forma Rayonier consolidated sales and net income for the three months ended March 31, 2013 as if the additional interest in the New Zealand JV had been acquired on January 1, 2012.

Three Months Ended March 31, 2013
Sales	$428,245
Net Income	$146,280

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the three months ended March 31, 2014 and the year ended December 31, 2013 is shown below (share amounts not in thousands):

	Rayonier Inc. Shareholders Equity
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2012	123,332,444	$670,749	$876,634	$(109,379)	$—	$1,438,004
Net income	—	—	371,896	—	1,902	373,798
Dividends ($1.86 per share)	—	—	(233,321)	—	—	(233,321)
Issuance of shares under incentive stock plans	1,001,426	10,101	—	—	—	10,101
Stock-based compensation	—	11,710	—	—	—	11,710
Excess tax benefit on stock-based compensation	—	8,413	—	—	—	8,413
Repurchase of common shares	(211,221)	(11,326)	—	—	—	(11,326)
Equity portion of convertible debt (Note 15)	—	2,453	—	—	—	2,453
Settlement of warrants (Note 15)	2,135,221	—	—	—	—	—
Net gain from pension and postretirement plans	—	—	—	61,869	—	61,869
Acquisition of noncontrolling interest	—	—	—	—	96,336	96,336
Noncontrolling interest redemption of shares	—	—	—	—	(713)	(713)
Foreign currency translation adjustment	—	—	—	(1,915)	(3,795)	(5,710)
Joint venture cash flow hedges	—	—	—	3,286	343	3,629
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	$(46,139)	$94,073	$1,755,243
Net income (loss)	—	—	43,375	—	(83)	43,292
Dividends ($0.49 per share)	—	—	(62,011)	—	—	(62,011)
Issuance of shares under incentive stock plans	235,843	2,027	—	—	—	2,027
Stock-based compensation	—	3,103	—	—	—	3,103
Excess tax deficiency on stock-based compensation	—	(1,240)	—	—	—	(1,240)
Repurchase of common shares	(42,208)	(1,754)	—	—	—	(1,754)
Amortization of pension and postretirement plans	—	—	—	2,097	—	2,097
Noncontrolling interest redemption of shares	—	—	—	—	(679)	(679)
Foreign currency translation adjustment	—	—	—	12,893	4,910	17,803
Joint venture cash flow hedges	—	—	—	1,112	599	1,711
Balance, March 31, 2014	126,451,505	$694,236	$996,573	$(30,037)	$98,820	$1,759,592

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in three reportable business segments: Forest Resources, Real Estate and Performance Fibers. Forest Resources sales include all activities related to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and commodity grade products (primarily viscose). The Company’s remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are reported in “Other Operations.” Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.
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
Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	March 31,	December 31,
ASSETS	2014	2013
Forest Resources	$2,189,467	$2,162,913
Real Estate	113,376	149,001
Performance Fibers	1,095,574	1,078,645
Other Operations	35,121	37,334
Corporate and other	211,240	257,608
Total	$3,644,778	$3,685,501

	Three Months Ended March 31,
SALES	2014	2013
Forest Resources (a)	$104,678	$57,102
Real Estate	5,530	24,297
Performance Fibers	241,768	284,188
Other Operations	37,417	28,227
Intersegment Eliminations	(2,707)	(95)
Total	$386,686	$393,719

(a)	First quarter 2014 included $38 million in sales from the consolidation of the New Zealand JV. See Note 6 — Joint Venture Investment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
OPERATING INCOME	2014	2013
Forest Resources	$27,501	$13,255
Real Estate	739	16,842
Performance Fibers	48,980	91,670
Other Operations	184	165
Corporate and other (a)	(12,396)	(6,569)
Total	$65,008	$115,363

(a)	First quarter 2014 included $3.3 million of separation costs related to the planned separation of the Performance Fibers business from the Forest Resources and Real Estate businesses.

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2014	2013
Forest Resources (a)	$24,932	$16,444
Real Estate	896	4,177
Performance Fibers	20,649	15,153
Corporate and other	282	218
Total	$46,759	$35,992

(a)	2014 included an increase of approximately $7 million in depletion expenses related to the consolidation of the New Zealand JV. See Note 6 — Joint Venture Investment.

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market risk related to potential fluctuations in foreign currency exchange rates, interest rates and fuel prices. The Company’s New Zealand JV uses derivative financial instruments to mitigate the financial impact of exposure to these risks.
Accounting for derivative financial instruments is governed by Accounting Standards Codification Topic 815, Derivatives and Hedging, (“ASC 815”). In accordance with ASC 815, the Company records its derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings when the hedged transaction materializes. The ineffective portion of any hedge as well as changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings.
Foreign Currency Exchange and Option Contracts
The functional currency of the New Zealand JV is the New Zealand dollar. These operations are exposed to foreign currency risk on export sales and ocean freight payments which are predominately denominated in US dollars. The New Zealand JV typically hedges at least 70 percent of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases and 50 percent of the forward twelve months.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Interest Rate Swaps
The Company uses interest rate swaps to manage the New Zealand JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. By converting a portion of these borrowings from floating rates to fixed rates the Company has reduced the impact of interest rate changes on its expected future cash outflows. As of March 31, 2014, the Company’s interest rate contracts hedged 88 percent of the New Zealand JV’s variable rate debt and had maturity dates through January 2020.
Fuel Hedge Contracts
The Company uses fuel swap contracts to manage its New Zealand JV’s exposure to changes in New Zealand’s domestic diesel prices. The fuel swaps are quoted by domestic banks in New Zealand dollar price terms. As of March 31, 2014 all of the contracts had maturities of less than one year. The fair value of the fuel swap contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract.
The following table demonstrates the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014. No derivative balances were consolidated prior to the Company’s acquisition of a controlling interest in the New Zealand JV in the second quarter of 2013.

		Three Months Ended
	Income Statement Location	March 31, 2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$1,487
Foreign currency option contracts	Other comprehensive income (loss)	725

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating expense (income)	25
Foreign currency option contracts	Other operating expense (income)	7
Interest rate swaps	Interest and miscellaneous (expense) income, net	(1,134)
Fuel hedge contracts	Cost of sales	317
During the next 12 months, the amount of the March 31, 2014 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $2.7 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount (a)
	March 31, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$37,064	$32,300
Foreign currency option contracts	37,500	38,000

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$—	$1,950
Foreign currency option contracts	—	4,000
Interest rate swaps	179,066	183,851
Fuel hedge contracts	25	38

(a)	All notional amounts are stated in thousands of dollars except fuel contracts which are denominated in thousands of barrels.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets :

	Location on Balance Sheet	Fair Value Assets (Liabilities) (a)
		March 31, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$2,616	$915
	Other current liabilities	(84)	—
Foreign currency option contracts	Prepaid and other current assets	1,333	673
	Other current liabilities	(90)	(214)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid and other current assets	$—	$25
Foreign currency option contracts	Prepaid and other current assets	—	8
Interest rate swaps	Other non-current liabilities	(5,145)	(4,659)
Fuel hedge contracts	Prepaid and other current assets	—	160
	Other current liabilities	(159)	—

Total derivative contracts:
Prepaid and other current assets		$3,949	$1,781

Other current liabilities		(333)	(214)
Other non-current liabilities		(5,145)	(4,659)
Total derivative liabilities		$(5,478)	$(4,873)

(a)	See Note 10 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy of financial instruments held by the Company at March 31, 2014 and December 31, 2013, using market information and what management believes to be appropriate valuation methodologies under generally accepted accounting principles:

	March 31, 2014			December 31, 2013
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$156,071	$156,071	$—	$199,644	$199,644	$—
Restricted cash (a)	23,633	23,633	—	68,944	68,944	—
Current maturities of long-term debt	(114,319)	—	(122,187)	(112,500)	—	(119,614)
Long-term debt	(1,393,887)	—	(1,451,984)	(1,461,724)	—	(1,489,810)
Interest rate swaps (b)	(5,145)	—	(5,145)	(4,659)	—	(4,659)
Foreign currency exchange contracts (b)	2,532	—	2,532	940	—	940
Foreign currency option contracts (b)	1,243	—	1,243	467	—	467
Fuel contracts (b)	(159)	—	(159)	160	—	160

(a)	Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

(b)	See Note 9 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of March 31, 2014, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$17,355	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	5,498	1,099
Total financial commitments	$25,107	$16,142

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation and pollution liability policy requirements. These letters of credit will expire at various dates during 2014 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At March 31, 2014, the Company has a de minimus liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2014 and 2015 and are expected to be renewed as required.

12.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations follows:

	March 31,	December 31,
	2014	2013
Balance, beginning of period	$76,378	$81,695
Expenditures charged to liabilities	(2,498)	(8,570)
Increase to liabilities	22	3,253
Balance, end of period	73,902	76,378
Less: Current portion	(6,446)	(6,835)
Non-current portion	$67,456	$69,543
These prior dispositions and discontinued operations are exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of March 31, 2014, this amount could range up to $30 million, attributable to several of the applicable sites, and arises from uncertainty over the availability, feasibility and effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies, potential changes in applicable law and regulations, and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
Management believes established liabilities are sufficient for probable costs expected to be incurred over the next 20 years with respect to its dispositions and discontinued operations. Remedial actions for these sites vary, but include on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.

13.	CONTINGENCIES
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
The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$1,624	$2,419	$179	$249
Interest cost	4,683	4,834	206	240
Expected return on plan assets	(6,658)	(7,424)	—	—
Amortization of prior service cost	292	388	4	6
Amortization of losses	2,737	5,727	129	218
Amortization of negative plan amendment	—	—	(134)	—
Net periodic benefit cost	$2,678	$5,944	$384	$713

In 2014, the Company has no mandatory pension contribution requirements, but may make discretionary contributions.

15.	DEBT
As of December 31, 2013, the 2015 Notes became exchangeable at the option of the holders for the calendar quarter ended March 31, 2014. According to the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. During the quarter ended March 31, 2014, the note holders did not elect to exercise the exchange option. Based upon the average stock price for the 30 trading days ended March 31, 2014, these notes again became exchangeable at the option of the holder for the calendar quarter ending June 30, 2014. The entire balance of the notes is classified as long-term debt at March 31, 2014 due to the ability and intent of the Company to refinance them on a long-term basis.
During the three months ended March 31, 2014, the Company made net repayments of $80 million on its unsecured revolving credit facility. The Company had $323 million of available borrowings under this facility at March 31, 2014, net of $2 million to secure its outstanding letters of credit. During the three months ended March 31, 2014, the New Zealand JV borrowed $1.8 million on its working capital facility. Additional draws totaling $18.1 million remain available on the facility.
There were no other significant changes to the Company’s outstanding debt as reported in Note 13 — Debt in the Company’s 2013 Annual Report on Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in AOCI by component for the three months ended March 31, 2014. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains	New Zealand joint venture cash flow hedges	Unrecognized components of employee benefit plans		Total
Balance as of December 31, 2013	$36,914	$(342)	$(82,711)		$(46,139)
Other comprehensive income before reclassifications	12,893	1,604	—		14,497
Amounts reclassified from accumulated other comprehensive income	—	(492)	2,097	(a)	1,605
Net other comprehensive income	12,893	1,112	2,097		16,102
Balance as of March 31, 2014	$49,807	$770	$(80,614)		$(30,037)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic pension cost. See Note 14 — Employee Benefit Plans for additional information.

The following table presents details of the amounts reclassified in their entirety from AOCI for the three months ended March 31, 2014:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the income statement
Realized gain on foreign currency exchange contracts	$(872)	Other operating (income) expense, net
Realized gain on foreign currency option contracts	(107)	Other operating (income) expense, net
Noncontrolling interest	343	Comprehensive income (loss) attributable to noncontrolling interest
Income tax expense	144	Income tax expense
Net gain reclassified from accumulated other comprehensive income	$(492)

17.	OTHER OPERATING (EXPENSE) INCOME, NET
Other operating (expense) income, net was comprised of the following:

	Three Months Ended March 31,
	2014	2013
Lease income, primarily from hunting leases	$3,036	$2,462
Other non-timber income	552	474
Foreign currency loss	(1,490)	(184)
Loss on sale or disposal of property, plant & equipment	(532)	(429)
(Loss) gain on foreign currency exchange contracts	(32)	1,881
Separation costs related to Rayonier Advanced Materials Inc.	(3,318)	(86)
Miscellaneous expense, net	(1,753)	(615)
Total	$(3,537)	$3,503

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.	CONSOLIDATING FINANCIAL STATEMENTS
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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$386,686	$—	$386,686
Costs and Expenses
Cost of sales	—	—	—	302,650	—	302,650
Selling and general expenses	—	2,150	—	13,341	—	15,491
Other operating expense, net	—	2,375	—	1,162	—	3,537
	—	4,525	—	317,153	—	321,678
OPERATING (LOSS) INCOME	—	(4,525)	—	69,533	—	65,008
Interest expense	(3,193)	(243)	(6,690)	(2,843)	—	(12,969)
Interest and miscellaneous income (expense), net	2,698	814	(1,047)	(3,480)	—	(1,015)
Equity in income from subsidiaries	43,870	48,447	31,110	—	(123,427)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	43,375	44,493	23,373	63,210	(123,427)	51,024
Income tax (expense) benefit	—	(623)	2,824	(9,933)	—	(7,732)
NET INCOME	43,375	43,870	26,197	53,277	(123,427)	43,292
Less: Net loss attributable to noncontrolling interest	—	—	—	(83)	—	(83)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	43,375	43,870	26,197	53,360	(123,427)	43,375
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	12,894	12,893	766	17,795	(26,545)	17,803
New Zealand joint venture cash flow hedges	1,112	1,112	1,112	1,711	(3,336)	1,711
Amortization of pension and postretirement plans, net of income tax	2,097	2,097	1,620	1,620	(5,337)	2,097
Total other comprehensive income	16,103	16,102	3,498	21,126	(35,218)	21,611
COMPREHENSIVE INCOME	59,478	59,972	29,695	74,403	(158,645)	64,903
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	5,425	—	5,425
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$59,478	$59,972	$29,695	$68,978	$(158,645)	$59,478

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$393,719	$—	$393,719
Costs and Expenses
Cost of sales	—	—	—	266,018	—	266,018
Selling and general expenses	—	2,401	—	13,698	—	16,099
Other operating (income) expense, net	(1,881)	523	—	(2,145)	—	(3,503)
	(1,881)	2,924	—	277,571	—	278,614
Equity in income of New Zealand joint venture	—	—	—	258	—	258
OPERATING INCOME (LOSS)	1,881	(2,924)	—	116,406	—	115,363
Interest (expense) income	(3,275)	(252)	(6,618)	2,428	—	(7,717)
Interest and miscellaneous income (expense), net	2,419	529	(751)	(2,140)	—	57
Equity in income from subsidiaries	146,710	148,765	123,469	—	(418,944)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	147,735	146,118	116,100	116,694	(418,944)	107,703
Income tax benefit (expense)	—	592	2,690	(7,727)	—	(4,445)
INCOME FROM CONTINUING OPERATIONS	147,735	146,710	118,790	108,967	(418,944)	103,258
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	44,477	—	44,477
NET INCOME	147,735	146,710	118,790	153,444	(418,944)	147,735
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	975	975	240	975	(2,190)	975
New Zealand joint venture cash flow hedges	554	554	—	554	(1,108)	554
Amortization of pension and postretirement plans, net of income tax	4,969	4,969	4,012	—	(8,981)	4,969
Total other comprehensive income	6,498	6,498	4,252	1,529	(12,279)	6,498
COMPREHENSIVE INCOME	$154,233	$153,208	$123,042	$154,973	$(431,223)	$154,233

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,840	$4,494	$(178)	$57,915	$—	$156,071
Accounts receivable, less allowance for doubtful accounts	—	10	689	110,998	—	111,697
Inventory	—	—	—	141,928	—	141,928
Deferred tax assets	—	—	646	30,934	—	31,580
Prepaid and other current assets	—	6,582	3	47,972	—	54,557
Total current assets	93,840	11,086	1,160	389,747	—	495,833
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,069,518	—	2,069,518
NET PROPERTY, PLANT AND EQUIPMENT	—	2,698	—	859,271	—	861,969
INVESTMENT IN SUBSIDIARIES	1,677,296	1,853,207	1,170,733	—	(4,701,236)	—
INTERCOMPANY NOTES RECEIVABLE	216,844	—	20,866	—	(237,710)	—
OTHER ASSETS	3,569	32,705	3,496	177,688	—	217,458
TOTAL ASSETS	$1,991,549	$1,899,696	$1,196,255	$3,496,224	$(4,938,946)	$3,644,778
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,054	$2,102	$83,126	$—	$86,282
Current maturities of long-term debt	—	—	112,500	1,819	—	114,319
Accrued taxes	—	14	—	11,360	—	11,374
Accrued payroll and benefits	—	8,038	—	11,223	—	19,261
Accrued interest	5,777	669	3,723	25,112	(21,424)	13,857
Accrued customer incentives	—	—	—	10,082	—	10,082
Other current liabilities	—	9,058	—	26,812	—	35,870
Current liabilities for dispositions and discontinued operations	—	—	—	6,446	—	6,446
Total current liabilities	5,777	18,833	118,325	175,980	(21,424)	297,491
LONG-TERM DEBT	325,000	—	768,228	300,659	—	1,393,887
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	67,456	—	67,456
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	91,807	—	3,291	—	95,098
OTHER NON-CURRENT LIABILITIES	—	13,763	—	17,491	—	31,254
INTERCOMPANY PAYABLE	—	97,997	—	151,940	(249,937)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,660,772	1,677,296	309,702	2,680,587	(4,667,585)	1,660,772
Noncontrolling interest	—	—	—	98,820	—	98,820
TOTAL SHAREHOLDERS’ EQUITY	1,660,772	1,677,296	309,702	2,779,407	(4,667,585)	1,759,592
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,991,549	$1,899,696	$1,196,255	$3,496,224	$(4,938,946)	$3,644,778

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,181	$304	$10,719	$58,440	$—	$199,644
Accounts receivable, less allowance for doubtful accounts	—	10	2,300	92,646	—	94,956
Inventory	—	—	—	138,818	—	138,818
Deferred tax assets	—	—	681	38,419	—	39,100
Prepaid and other current assets	—	2,363	6	44,207	—	46,576
Total current assets	130,181	2,677	13,706	372,530	—	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,049,378	—	2,049,378
NET PROPERTY, PLANT AND EQUIPMENT	—	2,612	—	858,209	—	860,821
INVESTMENT IN SUBSIDIARIES	1,627,315	1,837,760	1,148,221	—	(4,613,296)	—
INTERCOMPANY NOTES RECEIVABLE	228,032	—	20,659	—	(248,691)	—
OTHER ASSETS	3,689	32,519	3,739	216,261	—	256,208
TOTAL ASSETS	$1,989,217	$1,875,568	$1,186,325	$3,496,378	$(4,861,987)	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,522	$1,564	$66,207	$—	$69,293
Current maturities of long-term debt	—	—	112,500	—	—	112,500
Accrued taxes	—	4,855	—	3,696	—	8,551
Accrued payroll and benefits	—	11,382	—	13,566	—	24,948
Accrued interest	3,047	538	2,742	22,816	(19,612)	9,531
Accrued customer incentives	—	—	—	9,580	—	9,580
Other current liabilities	—	8,765	—	26,109	—	34,874
Current liabilities for dispositions and discontinued operations	—	—	—	6,835	—	6,835
Total current liabilities	3,047	27,062	116,806	148,809	(19,612)	276,112
LONG-TERM DEBT	325,000	—	847,749	288,975	—	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	69,543	—	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	91,471	—	4,183	—	95,654
OTHER NON-CURRENT LIABILITIES	—	11,493	—	15,732	—	27,225
INTERCOMPANY PAYABLE	—	118,227	—	125,921	(244,148)	—
TOTAL SHAREHOLDERS’ EQUITY	1,661,170	1,627,315	221,770	2,843,215	(4,598,227)	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,989,217	$1,875,568	$1,186,325	$3,496,378	$(4,861,987)	$3,685,501

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$25,931	$32,794	$—	$67,759	$(27,210)	$99,274
INVESTING ACTIVITIES
Capital expenditures	—	(170)	—	(36,585)	—	(36,755)
Purchase of timberlands	—	—	—	(10,637)	—	(10,637)
Change in restricted cash	—	—	—	45,312	—	45,312
Investment in Subsidiaries	—	—	69,103	—	(69,103)	—
Other	—	—	—	1,592	—	1,592
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(170)	69,103	(318)	(69,103)	(488)
FINANCING ACTIVITIES
Issuance of debt	—	—	30,000	1,819	—	31,819
Repayment of debt	—	—	(110,000)	—	—	(110,000)
Dividends paid	(62,545)	—	—	—	—	(62,545)
Proceeds from the issuance of common shares	2,027	—	—	—	—	2,027
Excess tax deficiencies on stock-based compensation	—	—	—	(1,240)	—	(1,240)
Repurchase of common shares	(1,754)	—	—	—	—	(1,754)
Intercompany distributions	—	(28,434)	—	(67,879)	96,313	—
Other	—	—	—	(679)	—	(679)
CASH USED FOR FINANCING ACTIVITIES	(62,272)	(28,434)	(80,000)	(67,979)	96,313	(142,372)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	13	—	13
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(36,341)	4,190	(10,897)	(525)	—	(43,573)
Balance, beginning of year	130,181	304	10,719	58,440	—	199,644
Balance, end of period	$93,840	$4,494	$(178)	$57,915	$—	$156,071

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$13,984	$22,259	$—	$58,980	$(5,563)	$89,660
INVESTING ACTIVITIES
Capital expenditures	—	(89)	—	(32,575)	—	(32,664)
Purchase of timberlands	—	—	—	(1,560)	—	(1,560)
Jesup mill cellulose specialties expansion	—	—	—	(36,734)	—	(36,734)
Proceeds from disposition of Wood Products business	—	—	—	83,741	—	83,741
Change in restricted cash	—	—	—	9,908	—	9,908
Investment in Subsidiaries	—	—	32,391	—	(32,391)	—
Other	—	—	—	1,790	—	1,790
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(89)	32,391	24,570	(32,391)	24,481
FINANCING ACTIVITIES
Issuance of debt	100,000	—	—	—	—	100,000
Repayment of debt	(150,000)	—	(20,000)	—	—	(170,000)
Dividends paid	(57,744)	—	—	—	—	(57,744)
Proceeds from the issuance of common shares	4,091	—	—	—	—	4,091
Excess tax benefits on stock-based compensation	—	—	—	6,191	—	6,191
Repurchase of common shares	(11,241)	—	—	—	—	(11,241)
Intercompany distributions	—	(5,206)	—	(32,748)	37,954	—
CASH USED FOR FINANCING ACTIVITIES	(114,894)	(5,206)	(20,000)	(26,557)	37,954	(128,703)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(17)	—	(17)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(100,910)	16,964	12,391	56,976	—	(14,579)
Balance, beginning of year	252,888	3,966	19,358	4,384	—	280,596
Balance, end of period	$151,978	$20,930	$31,749	$61,360	$—	$266,017

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$386,686	$—	$386,686
Costs and Expenses
Cost of sales	—	—	302,650	—	302,650
Selling and general expenses	—	2,150	13,341	—	15,491
Other operating expense, net	—	2,375	1,162	—	3,537
	—	4,525	317,153	—	321,678
OPERATING (LOSS) INCOME	—	(4,525)	69,533	—	65,008
Interest expense	(3,193)	(6,933)	(2,843)	—	(12,969)
Interest and miscellaneous income (expense), net	2,698	(233)	(3,480)	—	(1,015)
Equity in income from subsidiaries	43,870	53,360	—	(97,230)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	43,375	41,669	63,210	(97,230)	51,024
Income tax benefit (expense)	—	2,201	(9,933)	—	(7,732)
NET INCOME	43,375	43,870	53,277	(97,230)	43,292
Less: Net loss attributable to noncontrolling interest	—	—	(83)	—	(83)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	43,375	43,870	53,360	(97,230)	43,375
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	12,894	12,892	17,795	(25,778)	17,803
New Zealand joint venture cash flow hedges	1,112	1,112	1,711	(2,224)	1,711
Amortization of pension and postretirement plans, net of income tax	2,097	2,097	1,620	(3,717)	2,097
Total other comprehensive income	16,103	16,101	21,126	(31,719)	21,611
COMPREHENSIVE INCOME	59,478	59,971	74,403	(128,949)	64,903
Less: Comprehensive income attributable to noncontrolling interest	—	—	5,425	—	5,425
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$59,478	$59,971	$68,978	$(128,949)	$59,478

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$393,719	$—	$393,719
Costs and Expenses
Cost of sales	—	—	266,018	—	266,018
Selling and general expenses	—	2,401	13,698	—	16,099
Other operating (income) expense, net	(1,881)	523	(2,145)	—	(3,503)
	(1,881)	2,924	277,571	—	278,614
Equity in income of New Zealand joint venture	—	—	258	—	258
OPERATING INCOME (LOSS)	1,881	(2,924)	116,406	—	115,363
Interest (expense) income	(3,275)	(6,870)	2,428	—	(7,717)
Interest and miscellaneous income (expense), net	2,419	(222)	(2,140)	—	57
Equity in income from subsidiaries	146,710	153,444	—	(300,154)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	147,735	143,428	116,694	(300,154)	107,703
Income tax benefit (expense)	—	3,282	(7,727)	—	(4,445)
INCOME FROM CONTINUING OPERATIONS	147,735	146,710	108,967	(300,154)	103,258
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	44,477	—	44,477
NET INCOME	147,735	146,710	153,444	(300,154)	147,735
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	975	975	975	(1,950)	975
New Zealand joint venture cash flow hedges	554	554	554	(1,108)	554
Amortization of pension and postretirement plans, net of income tax	4,969	4,969	—	(4,969)	4,969
Total other comprehensive income	6,498	6,498	1,529	(8,027)	6,498
COMPREHENSIVE INCOME	$154,233	$153,208	$154,973	$(308,181)	$154,233

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,840	$4,316	$57,915	$—	$156,071
Accounts receivable, less allowance for doubtful accounts	—	699	110,998	—	111,697
Inventory	—	—	141,928	—	141,928
Deferred tax asset	—	646	30,934	—	31,580
Prepaid and other current assets	—	6,585	47,972	—	54,557
Total current assets	93,840	12,246	389,747	—	495,833
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,069,518	—	2,069,518
NET PROPERTY, PLANT AND EQUIPMENT	—	2,698	859,271	—	861,969
INVESTMENT IN SUBSIDIARIES	1,677,296	2,714,238	—	(4,391,534)	—
INTERCOMPANY NOTES RECEIVABLE	216,844	20,866	—	(237,710)	—
OTHER ASSETS	3,569	36,201	177,688	—	217,458
TOTAL ASSETS	$1,991,549	$2,786,249	$3,496,224	$(4,629,244)	$3,644,778
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$3,156	$83,126	$—	$86,282
Current maturities of long-term debt	—	112,500	1,819	—	114,319
Accrued taxes	—	14	11,360	—	11,374
Accrued payroll and benefits	—	8,038	11,223	—	19,261
Accrued interest	5,777	4,392	25,112	(21,424)	13,857
Accrued customer incentives	—	—	10,082	—	10,082
Other current liabilities	—	9,058	26,812	—	35,870
Current liabilities for dispositions and discontinued operations	—	—	6,446	—	6,446
Total current liabilities	5,777	137,158	175,980	(21,424)	297,491
LONG-TERM DEBT	325,000	768,228	300,659	—	1,393,887
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	67,456	—	67,456
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	91,807	3,291	—	95,098
OTHER NON-CURRENT LIABILITIES	—	13,763	17,491	—	31,254
INTERCOMPANY PAYABLE	—	97,997	151,940	(249,937)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,660,772	1,677,296	2,680,587	(4,357,883)	1,660,772
Noncontrolling interest	—	—	98,820	—	98,820
TOTAL SHAREHOLDERS’ EQUITY	1,660,772	1,677,296	2,779,407	(4,357,883)	1,759,592
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,991,549	$2,786,249	$3,496,224	$(4,629,244)	$3,644,778

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,181	$11,023	$58,440	$—	$199,644
Accounts receivable, less allowance for doubtful accounts	—	2,310	92,646	—	94,956
Inventory	—	—	138,818	—	138,818
Deferred tax assets	—	681	38,419	—	39,100
Prepaid and other current assets	—	2,369	44,207	—	46,576
Total current assets	130,181	16,383	372,530	—	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,049,378	—	2,049,378
NET PROPERTY, PLANT AND EQUIPMENT	—	2,612	858,209	—	860,821
INVESTMENT IN SUBSIDIARIES	1,627,315	2,764,211	—	(4,391,526)	—
INTERCOMPANY NOTES RECEIVABLE	228,032	20,659	—	(248,691)	—
OTHER ASSETS	3,689	36,258	216,261	—	256,208
TOTAL ASSETS	$1,989,217	$2,840,123	$3,496,378	$(4,640,217)	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$3,086	$66,207	$—	$69,293
Current maturities of long-term debt	—	112,500	—	—	112,500
Accrued taxes	—	4,855	3,696	—	8,551
Accrued payroll and benefits	—	11,382	13,566	—	24,948
Accrued interest	3,047	3,280	22,816	(19,612)	9,531
Accrued customer incentives	—	—	9,580	—	9,580
Other current liabilities	—	8,765	26,109	—	34,874
Current liabilities for dispositions and discontinued operations	—	—	6,835	—	6,835
Total current liabilities	3,047	143,868	148,809	(19,612)	276,112
LONG-TERM DEBT	325,000	847,749	288,975	—	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	69,543	—	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	91,471	4,183	—	95,654
OTHER NON-CURRENT LIABILITIES	—	11,493	15,732	—	27,225
INTERCOMPANY PAYABLE	—	118,227	125,921	(244,148)	—
TOTAL SHAREHOLDERS’ EQUITY	1,661,170	1,627,315	2,843,215	(4,376,457)	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,989,217	$2,840,123	$3,496,378	$(4,640,217)	$3,685,501

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$25,931	$32,794	$67,759	$(27,210)	$99,274
INVESTING ACTIVITIES
Capital expenditures	—	(170)	(36,585)	—	(36,755)
Purchase of timberlands	—	—	(10,637)	—	(10,637)
Change in restricted cash	—	—	45,312	—	45,312
Investment in Subsidiaries	—	69,103	—	(69,103)	—
Other	—	—	1,592	—	1,592
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	68,933	(318)	(69,103)	(488)
FINANCING ACTIVITIES
Issuance of debt	—	30,000	1,819	—	31,819
Repayment of debt	—	(110,000)	—	—	(110,000)
Dividends paid	(62,545)	—	—	—	(62,545)
Proceeds from the issuance of common shares	2,027	—	—	—	2,027
Excess tax deficiencies on stock-based compensation	—	—	(1,240)	—	(1,240)
Repurchase of common shares	(1,754)	—	—	—	(1,754)
Intercompany distributions	—	(28,434)	(67,879)	96,313	—
Other	—	—	(679)	—	(679)
CASH USED FOR FINANCING ACTIVITIES	(62,272)	(108,434)	(67,979)	96,313	(142,372)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	13	—	13
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(36,341)	(6,707)	(525)	—	(43,573)
Balance, beginning of year	130,181	11,023	58,440	—	199,644
Balance, end of period	$93,840	$4,316	$57,915	$—	$156,071

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$13,984	$22,259	$58,980	$(5,563)	$89,660
INVESTING ACTIVITIES
Capital expenditures	—	(89)	(32,575)	—	(32,664)
Purchase of timberlands	—	—	(1,560)	—	(1,560)
Jesup mill cellulose specialties expansion	—	—	(36,734)	—	(36,734)
Proceeds from disposition of Wood Products business	—	—	83,741	—	83,741
Change in restricted cash	—	—	9,908	—	9,908
Investment in Subsidiaries	—	32,391	—	(32,391)	—
Other	—	—	1,790	—	1,790
CASH PROVIDED BY INVESTING ACTIVITIES	—	32,302	24,570	(32,391)	24,481
FINANCING ACTIVITIES
Issuance of debt	100,000	—	—	—	100,000
Repayment of debt	(150,000)	(20,000)	—	—	(170,000)
Dividends paid	(57,744)	—	—	—	(57,744)
Proceeds from the issuance of common shares	4,091	—	—	—	4,091
Excess tax benefits on stock-based compensation	—	—	6,191	—	6,191
Repurchase of common shares	(11,241)	—	—	—	(11,241)
Intercompany distributions	—	(5,206)	(32,748)	37,954	—
CASH USED FOR FINANCING ACTIVITIES	(114,894)	(25,206)	(26,557)	37,954	(128,703)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(17)	—	(17)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(100,910)	29,355	56,976	—	(14,579)
Balance, beginning of year	252,888	23,324	4,384	—	280,596
Balance, end of period	$151,978	$52,679	$61,360	$—	$266,017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with the 2013 Annual Report on Form 10-K and information contained in our subsequent Forms 10-Q, 8-K, and other reports to the SEC.
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2013 Annual Report on Form 10-K, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
In addition, specifically with respect to the separation of Rayonier Advanced Materials Inc. from Rayonier, the following important factors, among others, could cause actual results to differ materially from those expressed in forward-looking statements that may have been made in this document: uncertainties as to the timing of the separation and whether it will be completed, the possibility that various closing conditions for the separation may not be satisfied or waived, the expected tax treatment of the separation, the impact of the separation on the businesses of Rayonier and Rayonier Advanced Materials Inc., the ability of both companies to meet debt service requirements, the availability and terms of financing and expectations of credit rating.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Annual Report on Form 10-K.
Segments
We are a leading international forest products company primarily engaged in timberland management, the sale of real estate, and the production and sale of high-value specialty cellulose fibers. We operate in three reportable business segments: Forest Resources, Real Estate and Performance Fibers.
Forest Resources sales include all activities which relate to the harvesting of timber. Real Estate sales include all property sales, including those designated for higher and better use (“HBU”). The assets of the Real Estate segment include HBU property held by our real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and commodity grade products (primarily viscose). Our remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are combined and reported in “Other Operations.” Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits or losses are eliminated in consolidation.

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

Results of Operations

	Three Months Ended March 31,
Financial Information (in millions)	2014	2013
Sales
Forest Resources
Atlantic	$22	$17
Gulf States	12	12
Northern	33	25
New Zealand	38	3
Total Forest Resources	105	57
Real Estate
Development	—	1
Rural	5	3
Non-Strategic Timberlands	1	20
Total Real Estate	6	24
Performance Fibers
Cellulose specialties	206	247
Viscose/other	26	—
Absorbent materials	10	37
Total Performance Fibers	242	284
Other Operations	34	29
Total Sales	$387	$394

Operating Income (Loss)
Forest Resources	$28	$13
Real Estate	1	17
Performance Fibers	49	92
Other Operations	—	—
Corporate and other	(13)	(7)
Operating Income	65	115
Interest Expense, Interest Income and Other	(14)	(8)
Income Tax Expense	(8)	(4)
Income from Continuing Operations	$43	$103
Discontinued Operations, Net	—	45
Net Income	$43	$148
Less: Net income attributable to noncontrolling interest	—	—
Net Income Attributable to Rayonier Inc.	$43	$148

Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.34	$0.79
Discontinued Operations	—	0.34
Net Income	$0.34	$1.13

FOREST RESOURCES

Sales (in millions)	2013	Changes Attributable to:		2014
Three Months Ended March 31,		Price	Volume/ Mix/Other
Atlantic	$17	$4	$1	$22
Gulf States	12	—	—	12
Northern	25	3	5	33
New Zealand (a)	3	—	35	38
Total Sales	$57	$7	$41	$105

(a)	First quarter 2014 included $38 million of sales from the consolidation of the New Zealand joint venture (“New Zealand JV”), whereas first quarter 2013 was accounted for on the equity method.

Operating Income (in millions)	2013	Changes Attributable to:			2014
Three Months Ended March 31,		Price	Volume/ Mix	Cost/Other
Atlantic	$5	$4	$—	$(1)	$8
Gulf States	2	—	—	1	3
Northern	5	3	6	—	14
New Zealand (a)	1	—	—	2	3
Total Operating Income	$13	$7	$6	$2	$28

(a)	First quarter 2014 included $2 million of operating income from the consolidation of the New Zealand JV.

The Atlantic region’s sales and operating income increased in 2014 as average prices rose 29 percent over the prior year period. Stronger pricing for both stumpage sales and delivered logs resulted from improved demand and reduced supply due to the impact of weather conditions on harvesting.
Sales in the Gulf region were consistent with first quarter 2013 while operating income improved over the prior year due to a four percent increase in stumpage prices offset by sales mix, higher non-timber income and lower logging costs.
Northern region sales and operating income increased significantly in the first quarter 2014, driven by higher stumpage volumes and a 14 percent price increase for delivered wood. Improved volumes and pricing were attributable to higher China demand.
In April 2013, we acquired an additional 39 percent ownership interest in our New Zealand JV. As a 65 percent owner, we began consolidating 100 percent of the New Zealand JV’s results of operations in the second quarter of 2013. The first quarter 2014 higher sales and operating results for New Zealand JV reflect this increased ownership.

REAL ESTATE
Our real estate holdings are primarily in the southeastern U.S. We segregate these real estate holdings into three groups: development HBU, rural HBU and non-strategic timberlands. Our strategy is to extract maximum value from our HBU properties while selling non-strategic holdings to reinvest in more strategic properties.

Sales (in millions)	2013	Changes Attributable to:		2014
Three Months Ended March 31,		Price	Volume/Mix
Development	$1	$—	$(1)	$—
Rural	3	1	1	5
Non-Strategic Timberlands	20	(1)	(18)	1
Total Sales	$24	$—	$(18)	$6

Operating Income (in millions)	2013	Changes Attributable to:		2014
Three Months Ended March 31,		Price	Volume/Mix
Total Operating Income	$17	$—	$(16)	$1

First quarter sales of $6 million and operating income of $1 million decreased $18 million and $16 million, respectively, from the prior year period primarily due to lower non-strategic volumes and prices. The first quarter of 2013 included a 5,400 acre non-strategic sale in our Northern region at $3,673 per acre. Slightly higher rural HBU prices and volumes were partially offset by lower development HBU prices and volumes.

PERFORMANCE FIBERS

Sales (in millions)	2013	Changes Attributable to:		2014
Three Months Ended March 31,		Price	Volume/ Mix
Cellulose specialties	$247	$(6)	$(35)	$206
Viscose/other	—	—	26	26
Absorbent materials	37	—	(27)	10
Total Sales	$284	$(6)	$(36)	$242

Total sales declined $42 million or approximately 15 percent, as the planned extended annual outage for the Jesup mill and production issues in the first quarter of 2014 reduced customer shipments. Cellulose specialties prices decreased 3 percent partially reflecting the result of the annual price negotiations. Absorbent material sales decreased $27 million or approximately 73 percent reflecting the transition from producing absorbent materials to producing viscose and other commodity grades.

Operating Income (in millions)	2013	Changes Attributable to:				2014
		Cellulose Specialties			Cost/Mix/Other
Three Months Ended March 31,		Price	Volume	Cost/Mix
Total Operating Income	$92	$(6)	$(14)	$(6)	$(17)	$49

Operating income declined $43 million as a result of lower cellulose specialties volumes and prices and higher wood and energy costs due to weather conditions. Operating income was also impacted by production issues and higher manufacturing costs as a result of the shift from absorbent materials to cellulose specialties and commodity viscose.
OTHER OPERATIONS
Sales from the New Zealand log trading business increased $5 million for the three months ended March 31, 2014 over the prior year period due to increased prices. Operating income remained consistent with prior period due to unfavorable movements in foreign currency rates.
Corporate and Other Expense/Eliminations
First quarter 2014 corporate and other operating expenses of $13 million increased $6 million from the prior year period. Expenses for the current quarter include $3.3 million related to the separation of our Performance Fibers business. The first quarter of 2013 included a $1.9 million gain on a foreign currency forward contract.
Interest Expense/Income and Income Tax Expense
Interest and other expenses increased $6 million from first quarter 2013 to 2014. The higher interest was primarily caused by lower capitalized interest related to the CSE project and higher debt levels associated with the consolidation of our New Zealand JV. First quarter 2014 results also reflect a $1.1 million loss on interest rate swaps as New Zealand long term interest rates moved slightly from the end of 2013.
The first quarter 2014 effective tax rate before discrete items was 17.9 percent compared to 23.4 percent in the prior year period. The decline in the effective tax rate was primarily due to proportionally higher earnings from REIT operations in 2014. Including discrete items, the first quarter 2014 effective tax rate was 15.2 percent compared to 4.1 percent in 2013. The lower effective rate in 2013 was due to the exchange of the alternative fuel mixture credit (“AFMC”) for the cellulosic biofuel producer credit (“CBPC”). See Note 4 —  Income Taxes for additional information.
Outlook
With improving demand, Forest Resources had an excellent first quarter and we expect strong full-year results well above the prior year. In Real Estate, we expect 2014 results will be comparable to 2013. In Performance Fibers, lower cellulose specialties prices and higher costs will drive 2014 results below 2013, as expected.

We are on track to complete the separation of our Performance Fibers business, to be named Rayonier Advanced Materials, by mid-2014. We anticipate that we will receive a private letter ruling from the Internal Revenue Service confirming the tax-free nature of the separation and are progressing well in the Form 10 process with the Securities and Exchange Commission. Estimates for normalized annual corporate expenses for Rayonier and Rayonier Advanced Materials are $20 million and $25 million, respectively.
Employee Relations
Collective bargaining agreements at the Fernandina Beach, Florida mill will expire on April 30, 2014, and negotiations are underway. See Item 1 — Business and Item 1A — Risk Factors in our 2013 Annual Report on Form 10-K for additional information on employee relations.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality in working capital needs and long-term debt has been used to fund major acquisitions and strategic projects.
Summary of Liquidity and Financing Commitments (in millions of dollars)

	March 31,	December 31,
	2014	2013
Cash and cash equivalents (a)	$156	$200
Total debt	1,508	1,574
Shareholders’ equity	1,760	1,755
Total capitalization (total debt plus equity)	3,268	3,329
Debt to capital ratio	46%	47%

(a)	Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less and money market accounts.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31:

	2014	2013
Cash provided by (used for):
Operating activities	$99	$90
Investing activities	—	24
Financing activities	(142)	(129)
Cash Provided by Operating Activities
Cash provided by operating activities in 2014 increased primarily due to lower tax payments, partially offset by lower operating results. The 2013 first quarter included a $70 million tax payment to exchange AFMC for CBPC.
Cash (Used for) Provided by Investing Activities
Cash provided by investing activities decreased primarily due to higher timberland acquisitions of $9 million in 2014 and $84 million from the sale of our Wood Products business in the first quarter of 2013. Partially offsetting these were higher restricted cash receipts of $35 million in 2014 and CSE project costs of $37 million in 2013.
Cash Used for Financing Activities
Cash used for financing activities increased $13 million primarily due to higher dividend payments as a result of the rate increase effective in the third quarter of 2013. In addition, net debt repayments increased $8 million compared to prior year.

Expected 2014 Expenditures
For the first half of 2014, prior to the planned separation of our Performance Fibers business from Rayonier, capital expenditures are forecasted to be approximately $90 million, excluding strategic timberland acquisitions. This range includes annual shutdown costs at our two Performance Fibers mills and additional costs related to recovery boiler maintenance at the Jesup mill. Expenditures for strategic timberland acquisitions were $11 million in the first quarter of 2014. Second quarter 2014 dividend payments are expected to be approximately $62 million assuming no change in the quarterly dividend rate of $0.49 per share.
We are on track to be operating as two separate publicly traded companies by mid-2014. During the second half of 2014, post-separation, we expect Rayonier to spend approximately $35 million to $40 million on capital expenditures, excluding strategic timberland acquisitions. We expect capital spending for Rayonier Advanced Materials to range between $20 million and $25 million. Rayonier Advanced Materials’ income tax payments and environmental costs related to dispositions and discontinued operations are expected to be approximately $40 million and $4 million, respectively. Cash payments for income taxes at Rayonier are expected to be approximately $5 million. Dividend payments during the second half of 2014 for both companies have not been established yet but are expected to be competitive with the peer groups of the respective companies.
We have no mandatory pension contributions in 2014 but both companies may make discretionary contributions during the balance of the year.

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
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
Net Income to EBITDA Reconciliation
Net Income	$43	$148
Interest, net	14	8
Income tax expense, continuing operations	8	4
Income tax expense, discontinued operations	—	22
Depreciation, depletion and amortization	47	36
Depreciation, depletion and amortization from discontinued operations	—	1
EBITDA	$112	$219

EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended March 31,
	2014	2013
EBITDA by Segment
Forest Resources	$53	$30
Real Estate	2	21
Performance Fibers	70	107
Other Operations	—	—
Corporate and other	(13)	61
EBITDA	$112	$219
First quarter 2014 EBITDA decreased from 2013 as 2013 included a $64 million gain on the sale of the Company’s Wood Products business. First quarter 2014 EBITDA also reflects lower Performance Fibers and Real Estate operating results, partially offset by higher Forest Resources results.
The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Performance Fibers	Other Operations	Corporate and Other	Total
Three Months Ended March 31, 2014
Operating Income	$28	$1	$49	$—	$(13)	$65
Add: Depreciation, depletion and amortization	25	1	21	—	—	47
EBITDA	$53	$2	$70	$—	$(13)	$112

Three Months Ended March 31, 2013
Operating Income	$13	$17	$92	$—	$(7)	$115
Add: Depreciation, depletion and amortization	17	4	15	—	—	36
Add: Income from discontinued operations	—	—	—	—	67	67
Add: Depreciation, depletion and amortization from discontinued operations	—	—	—	—	1	1
EBITDA	$30	$21	$107	$—	$61	$219

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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
Cash provided by operating activities	$99	$90
Capital expenditures (a)	(37)	(33)
Change in committed cash	5	1
Excess tax (deficiencies) benefits on stock-based compensation	(1)	6
Other	6	3
CAD	72	67
Mandatory debt repayments	—	—
Adjusted CAD	$72	$67

Cash (used for) provided by investing activities	$—	$24
Cash used for financing activities	$(142)	$(129)

(a)
Capital expenditures exclude strategic capital. Strategic capital totaled $11 million for timberland acquisitions for the three months ended March 31, 2014. Strategic capital totaled $58 million for the CSE and $2 million for timberland acquisitions for the three months ended March 31, 2013.

Adjusted CAD increased over the prior year period as lower tax payments in first quarter 2014 were partially offset by lower operating results from our Performance Fibers and Real Estate segments. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
During the first quarter 2014, we made net repayments of $80 million on our $450 million unsecured revolving credit facility. The Company had $323 million of available borrowings under this facility at March 31, 2014. During the three months ended March 31, 2014, the New Zealand JV borrowed $1.8 million on its working capital facility. Additional draws totaling $18.1 million remain available on the facility. During the first quarter, the New Zealand JV had no activity on its revolving credit facility. Unfavorable changes in exchange rates resulted in a $10 million increase to debt on a USD basis.
As of December 31, 2013, the 4.50% Senior Exchangeable Notes due 2015 were exchangeable at the option of the holders for the calendar quarter ending March 31, 2014. According to the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. During the three months ended March 31, 2014, the note holders did not elect to exercise the exchange option. These notes are also exchangeable in the second quarter based upon the average stock price for the 30 trading days ending March 31, 2014. If the note holders exercise their options prior to June 30, 2014, the Company intends to repay the principal of the notes by accessing its revolving credit facility. Any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier.
In connection with our installment note, term credit agreement and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, ratios based on consolidated funded debt compared to consolidated net worth, ratios of subsidiary debt to consolidated net tangible assets and ratios of cash flows to fixed charges. Covenants must also be met in connection with the New Zealand JV’s credit facility, including ratios of debt to forestry and land valuations and ratios of operating cash flows to financing costs. As of March 31, 2014, we were in compliance with all applicable covenants. In addition to these financial covenants, the installment note, mortgage note, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes to the Contractual Financial Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Annual Report on Form 10-K. See Note 11 — Guarantees for details on the letters of credit, surety bonds and guarantees as of March 31, 2014.

Sales Volume by Segment:

	Three Months Ended March 31,
	2014	2013
Forest Resources — in thousands of short green tons
Atlantic	836	868
Gulf States	438	410
Northern	543	455
New Zealand	459	—
Total	2,276	1,733
Real Estate — in acres
Development	27	86
Rural	1,733	1,175
Non-Strategic Timberlands	362	5,575
Total	2,122	6,836
Performance Fibers — in thousands of metric tons
Cellulose specialties	113	132
Viscose/other	34	—
Absorbent materials	16	56
Total	163	188

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Cyclical pricing of commodity market paper pulp is one of the factors which influences Performance Fibers’ prices in the commodity viscose product line. Our cellulose specialty products’ prices are based on market supply and demand and are not correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialty products are under long-term volume contracts that extend through 2014 to 2017.
As of March 31, 2014 we had $640 million of U.S. long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $6.4 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
As of March 31, 2014, our New Zealand JV had $204 million of long-term variable rate debt. This debt is subject to interest rate risk resulting from changes in the 90 day New Zealand Bank bill rate. However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates.The notional amounts of the outstanding interest rate swap contracts at March 31, 2014 were $179 million, or 88 percent of the variable rate debt. The interest rate swap contracts have maturities between one and six years.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at March 31, 2014 was $608 million compared to the $551 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2014 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $26 million.
We periodically enter into commodity forward contracts to fix some of our fuel oil, diesel and natural gas costs. The forward contracts partially mitigate the risk of a change in Performance Fibers margins resulting from an increase or decrease in these energy costs. At March 31, 2014, the notional amount of our outstanding commodity contracts was de minimus.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At March 31, 2014, the New Zealand JV had foreign currency exchange contracts with a notional amount of $37 million and foreign currency option contracts with a notional amount of $38 million outstanding.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2014.
In the quarter ended March 31, 2014, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings
Altamaha Riverkeeper Litigation—Jesup Mill. In November 2013, we received a “sixty day letter” from lawyers representing a non-profit environmental organization, the Altamaha Riverkeeper. In the letter, the Altamaha Riverkeeper threatened to file a citizen suit against Rayonier as permitted under the federal Clean Water Act and the Georgia Water Quality Control Act due to what the letter alleges to be ongoing violations of such laws, if we do not correct such violations within 60 days of the date of the letter. The allegations relate to the color and odor of treated effluent discharged into the Altamaha River by Rayonier’s Jesup, Georgia mill.
On March 26, 2014, Rayonier was served with a complaint, captioned Altamaha Riverkeeper, Inc. v. Rayonier Inc. and Rayonier Performance Fibers LLC, which was filed in the U.S. District Court for the Southern District of Georgia. In the complaint, the Altamaha Riverkeeper alleges, among other things, violations of the federal Clean Water Act and Georgia Water Quality Control Act, negligence and public nuisance, relating to the permitted discharge from the Jesup mill. The complaint seeks, among other things, injunctive relief, monetary damages, and attorneys’ fees and expenses. The total amount of monetary relief being sought by the plaintiff cannot be determined at this time.
The mill’s treated effluent is discharged pursuant to a permit issued by the Environmental Protection Division of the Georgia Department of Natural Resources (“EPD”), as well as the terms of a consent order entered into in 2008 (and later amended) by EPD and Rayonier. We disagree with the Altamaha Riverkeeper and strongly believe that we are in compliance with applicable law relating to the Jesup mill’s discharge, including compliance with the terms of its permit and consent order with EPD. We intend to defend this lawsuit vigorously.
Antidumping Investigation. In February 2013, China’s Ministry of Commerce (“MOFCOM”) initiated an anti-dumping investigation of imports of dissolving wood, cotton and bamboo pulp into China from the U.S., Canada and Brazil during 2012. In November 2013, MOFCOM issued a preliminary determination that the Company’s lower purity product used in commodity viscose applications will be subject to a 21.7% interim duty effective November 7, 2013. However, the Company’s high-value cellulose acetate products, which constitute a large majority of the Company’s sales into China, were specifically excluded from assessment of any dumping duty, and the Company’s other high-value cellulose products were, likewise, exempted from any dumping duty because their higher quality specifications, including in the area of cellulose purity, do not meet the specifications applicable to lower-purity products that are dutiable under the preliminary determination.
On April 6, 2014, after completion of its investigation, MOFCOM issued its final determination, which was substantially similar to its November 2013 preliminary determination except that the Company’s final duty for lower purity, commodity viscose products declined to 17.2%. Other U.S. producers were assessed duties ranging from 16.9% to 17.2%, while all but one Canadian producer were assessed a duty of 13%, and a Brazilian producer was assessed a duty of 6.8%. The Company expects MOFCOM’s final determination to remain in place for five years. The Company continues to believe that the basis of MOFCOM’s final duty calculation for commodity viscose is without merit, and is evaluating whether to pursue potential legal options. The Company does not expect that the final determination and the duty imposed thereby will materially affect its business results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	42,208	$41.55	—	3,828,927
February 1 to February 28	—	—	—	3,828,927
March 1 to March 31	—	—	—	3,828,927
Total	42,208		—	3,828,927

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of performance shares under the Rayonier Incentive Stock Plan.
See Item 5 — Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our 2013 Annual Report on Form 10-K for additional information regarding our Common Share repurchase program.

Item 6.    Exhibits

10.1	Form of Transaction Bonus Agreement and Schedule of Executive Officer Transaction Bonus Amounts*	Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2013 Form 10-K
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2014 and 2013; (ii) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements
Filed herewith
* Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/S/ HANS E. VANDEN NOORT
Hans E. Vanden Noort Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Date: April 30, 2014