Form 10-Q
period 2014-06-30
RAYONIER INC
filed 2014-08-08
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-6780
RAYONIER INC.
Incorporated in the State of North Carolina
I.R.S. Employer Identification No. 13-2607329
225 WATER STREET, SUITE 1400
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
YES ☐        NO  ☒

As of July 31, 2014, there were outstanding 126,542,602 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
SALES	$163,145	$154,889	$306,332	$261,942
Costs and Expenses
Cost of sales	121,105	127,861	235,036	204,520
Selling and general expenses	13,861	14,703	27,098	28,100
Other operating income, net (Note 19)	(11,389)	(3,624)	(11,764)	(7,772)
	123,577	138,940	250,370	224,848
Equity in income of New Zealand joint venture	—	304	—	562
OPERATING INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	39,568	16,253	55,962	37,656
Gain related to consolidation of New Zealand joint venture (Note 6)	—	16,098	—	16,098
OPERATING INCOME	39,568	32,351	55,962	53,754
Interest expense	(15,612)	(11,351)	(26,286)	(19,803)
Interest and miscellaneous (expense) income, net	(4,385)	2,684	(5,397)	2,766
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,571	23,684	24,279	36,717
Income tax (expense) benefit	(13,515)	15,947	(5,939)	21,942
INCOME FROM CONTINUING OPERATIONS	6,056	39,631	18,340	58,659
DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax expense of $5,966, $31,177, $21,231 and $63,868	12,084	48,260	43,092	176,967
NET INCOME	18,140	87,891	61,432	235,626
Less: Net (loss) income attributable to noncontrolling interest	(245)	727	(328)	727
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	18,385	87,164	61,760	234,899
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	3,517	(28,201)	21,320	(27,226)
New Zealand joint venture cash flow hedges, net of income tax (benefit) expense of ($401), $0, $100 and $0	(920)	222	791	775
Net gain from pension and postretirement plans, net of income tax expense of $35,944, $1,620, $36,875 and $3,824	58,873	3,717	60,970	8,687
Total other comprehensive income (loss)	61,470	(24,262)	83,081	(17,764)
COMPREHENSIVE INCOME	79,610	63,629	144,513	217,862
Less: Comprehensive income (loss) attributable to noncontrolling interest	297	(9,505)	5,722	(9,505)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$79,313	$73,134	$138,791	$227,367
EARNINGS PER COMMON SHARE (Note 3)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.05	$0.31	$0.15	$0.46
Discontinued Operations	0.10	0.38	0.34	1.42
Net Income	$0.15	$0.69	$0.49	$1.88
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.05	$0.30	$0.14	$0.44
Discontinued Operations	0.09	0.37	0.33	1.36
Net Income	$0.14	$0.67	$0.47	$1.80

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$222,061	$199,644
Restricted cash	75,000	—
Accounts receivable, less allowance for doubtful accounts of $622 and $673	19,765	94,956
Inventory
Finished goods	17,622	115,270
Work in progress	—	3,555
Raw materials	862	17,661
Manufacturing and maintenance supplies	—	2,332
Total inventory	18,484	138,818
Deferred tax assets	3,221	39,100
Prepaid and other current assets	21,565	46,576
Total current assets	360,096	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,121,614	2,049,378
PROPERTY, PLANT AND EQUIPMENT
Land	1,833	20,138
Buildings	8,468	180,573
Machinery and equipment	3,333	1,760,641
Construction in progress	274	19,795
Total property, plant and equipment, gross	13,908	1,981,147
Less — accumulated depreciation	(7,765)	(1,120,326)
Total property, plant and equipment, net	6,143	860,821
OTHER ASSETS	148,104	256,208
TOTAL ASSETS	$2,635,957	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,871	$69,293
Current maturities of long-term debt	—	112,500
Accrued taxes	13,834	8,551
Uncertain tax positions	5,780	10,547
Accrued payroll and benefits	5,316	24,948
Accrued interest	9,743	9,531
Accrued customer incentives	—	9,580
Other current liabilities	28,865	24,327
Current liabilities for dispositions and discontinued operations (Note 13)	—	6,835
Total current liabilities	91,409	276,112
LONG-TERM DEBT	770,086	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 13)	—	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 16)	24,014	95,654
OTHER NON-CURRENT LIABILITIES	30,600	27,225
COMMITMENTS AND CONTINGENCIES (Notes 12 and 14)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 126,529,693 and 126,257,870 shares issued and outstanding	698,462	692,100
Retained earnings	891,629	1,015,209
Accumulated other comprehensive income (loss)	30,891	(46,139)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,620,982	1,661,170
Noncontrolling interest	98,866	94,073
TOTAL SHAREHOLDERS’ EQUITY	1,719,848	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,635,957	$3,685,501

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$61,432	$235,626
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	54,452	50,857
Non-cash cost of real estate sold	3,302	2,593
Stock-based incentive compensation expense	5,980	6,226
Deferred income taxes	10,103	38,107
Tax benefit of AFMC for CBPC exchange	—	(18,761)
Depreciation and amortization from discontinued operations	37,985	29,356
Amortization of losses from pension and postretirement plans	5,896	11,617
Gain on sale of discontinued operations, net	—	(42,670)
Gain related to consolidation of New Zealand joint venture	—	(16,098)
Other	(43)	(8,653)
Changes in operating assets and liabilities:
Receivables	9,988	(11,782)
Inventories	4,765	27,325
Accounts payable	27,307	19,535
Income tax receivable/payable	5,195	(5,626)
All other operating activities	5,130	(7,654)
Payment to exchange AFMC for CBPC	—	(70,311)
Expenditures for dispositions and discontinued operations	(5,096)	(4,015)
CASH PROVIDED BY OPERATING ACTIVITIES	226,396	235,672
INVESTING ACTIVITIES
Capital expenditures	(80,494)	(74,587)
Purchase of additional interest in New Zealand joint venture	—	(139,879)
Purchase of timberlands	(74,817)	(10,447)
Jesup mill cellulose specialties expansion (gross purchases of $0 and $114,449, net of purchases on account of $0 and $14,264)	—	(100,185)
Proceeds from disposition of Wood Products business	—	72,953
Change in restricted cash	63,128	7,603
Other	(478)	537
CASH USED FOR INVESTING ACTIVITIES	(92,661)	(244,005)
FINANCING ACTIVITIES
Issuance of debt	1,238,389	455,000
Repayment of debt	(1,107,062)	(273,087)
Dividends paid	(124,628)	(113,222)
Proceeds from the issuance of common shares	3,347	6,643
Excess tax benefits on stock-based compensation	—	7,399
Repurchase of common shares	(1,834)	(11,241)
Debt issuance costs	(12,380)	—
Purchase of timberland deeds for Rayonier Advanced Materials	(12,677)	—
Debt issuance funds distributed to Rayonier Advanced Materials	(924,943)	—
Proceeds from spin-off of Rayonier Advanced Materials	906,200	—
Change in restricted cash reserved for dividends	(75,000)	—
Other	(680)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(111,268)	71,492
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(50)	(174)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	22,417	62,985
Balance, beginning of year	199,644	280,596
Balance, end of period	$222,061	$343,581
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$26,980	$16,754
Income taxes	10,417	84,508
Non-cash investing activity:
Capital assets purchased on account	11,547	59,729
Non-cash financing activity:
Shareholder debt assumed in acquisition of New Zealand joint venture	—	125,532
Conversion of shareholder debt to equity noncontrolling interest	—	(95,961)

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
Reclassifications
Certain 2013 amounts and amounts previously reported in 2014 have been reclassified to agree with the current presentation, including reclassifications for discontinued operations. Rayonier completed the spin-off of its Performance Fibers business on June 27, 2014 and completed the sale of its Wood Products business on March 1, 2013. Accordingly, the operating results of these businesses are reported as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for all periods presented. Certain administrative and general costs historically allocated to the segments, which remained with Rayonier, are reported in continuing operations.
The December 31, 2013 Consolidated Balance Sheet reports historical information and includes balances for all businesses as reported in the prior year. The June 30, 2014 Consolidated Balance Sheet reports continuing operations only and reflects the contribution of $1.2 billion of assets, net, and corresponding liabilities and equity to Rayonier Advanced Materials in connection with the spin-off of the Performance Fibers business.
The Consolidated Statements of Cash Flows for both 2014 and 2013 have not been restated to exclude Performance Fibers or Wood Products cash flows. Cash flows for the six months ended June 30, 2014 also reflect transactions related to the Performance Fibers spin-off, including borrowings to arrange the capital structure prior to the separation, proceeds received upon the spin-off and the use of proceeds to pay down debt and reserve cash for a special dividend payment during the third quarter of 2014.
See Note 2 — Discontinued Operations for additional information regarding the spin-off of the Performance Fibers business and sale of the Wood Products business.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard which will supersede current revenue recognition guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This standard will be effective for Rayonier beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard requires a disposal of a component of an entity to be reported in discontinued operations if it represents a strategic shift with a major effect on an entity’s operations and financial results. It also removes requirements related to the evaluation of the component’s effect on ongoing operations and the entity’s continuing involvement with the component. Additional disclosures about discontinued operations are also required under this standard. ASU No. 2014-08 is required to be applied prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning December 15, 2014. As the Company has not elected early adoption, this standard will be effective for Rayonier’s first quarter 2015 Form 10-Q filing. It is not expected that the standard will have any impact on the Company’s consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and three subsequent events were identified that warranted disclosure. On July 21, 2014, the Board of Directors approved a third quarter cash dividend of 30 cents per common share. The dividend is payable on September 30, 2014 to shareholders of record on September 16, 2014. In addition to the regular third quarter cash dividend, the Board of Directors approved a special cash dividend of 50 cents per common share payable on August 15, 2014 to shareholders of record on July 31, 2014. Additionally, amendments to the Company’s revolving credit facility and term credit agreement became effective in July 2014, as discussed in Note 17 — Debt.

2.	DISCONTINUED OPERATIONS
Spin-Off of the Performance Fibers Business
On June 27, 2014, Rayonier completed its previously announced tax-free spin-off of its Performance Fibers business from its Forest Resources and Real Estate segments. The spin-off resulted in two independent, publicly-traded companies, with the Performance Fibers business being spun-off to Rayonier shareholders as a newly formed public company named Rayonier Advanced Materials. On June 27, 2014, the shareholders of record received one share of Rayonier Advanced Materials common stock for every three common shares of Rayonier held as of the close of business on the record date of June 18, 2014.
In connection with the spin-off, Rayonier Advanced Materials distributed $906.2 million in cash to Rayonier from $550 million in Senior Notes issued by Rayonier A.M. Products (a wholly-owned subsidiary of Rayonier Advanced Materials), $325 million in term loans, and $75 million from a revolving credit facility Rayonier Advanced Materials entered into prior to the spin-off. Under the terms of the Internal Revenue Service spin-off ruling, $75 million of these funds is restricted to pay dividends or repurchase common stock within eighteen months following the distribution of the shares of Rayonier Advanced Materials common stock to Rayonier shareholders. At June 30, 2014, $75 million was included in the “Restricted cash” line in the Consolidated Balance Sheets.
In order to effect the spin-off and govern our relationship with Rayonier Advanced Materials after the spin-off, Rayonier entered into a Separation and Distribution Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, an Employee Matters Agreement and a Transition Services Agreement.
The Separation and Distribution Agreement governs the spin-off of the Performance Fibers business and the transfer of assets and other matters related to our relationship with Rayonier Advanced Materials. The Separation and Distribution Agreement provides for cross-indemnities between Rayonier and Rayonier Advanced Materials and established procedures for handling claims subject to indemnification and related matters.
The Intellectual Property Agreement governs the allocation of intellectual property rights and assets between Rayonier and Rayonier Advanced Materials.
The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of Rayonier and Rayonier Advanced Materials with respect to taxes, tax attributes, tax returns, tax proceedings and certain other tax matters including assistance and cooperation on tax matters.

The Employee Matters Agreement governs the compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of Rayonier and Rayonier Advanced Materials, and generally allocates liabilities and responsibilities relating to employee compensation, benefit plans and programs. The Employee Matters Agreement provides that employees of Rayonier Advanced Materials will no longer participate in benefit plans sponsored or maintained by Rayonier. In addition, the Employee Matters Agreement provides that each of the parties will be responsible for their respective current employees and compensation plans for such current employees. The Employee Matters Agreement further provides that Rayonier Advanced Materials will be responsible for liabilities associated with former employees whose last employment was with the businesses that are to be operated by Rayonier Advanced Materials after the spin-off, including the Performance Fibers business, as well as certain specified former corporate employees, and Rayonier will remain responsible for former employees whose last employment was with the businesses retained by Rayonier following the spin-off and certain specified corporate employees.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Transition Services Agreement sets forth the terms on which Rayonier will provide to Rayonier Advanced Materials, and Rayonier Advanced Materials will provide to Rayonier, certain services or functions that were shared prior to the spin-off. Transition services include administrative, payroll, human resources, data processing, environmental health and safety, financial audit support, financial transaction support, and other support services, information technology systems and various other corporate services. The agreement provides for the provision of specified transition services, generally for a period of up to 18 months, on a cost basis.
Rayonier will not have significant continuing involvement in the operations of the Performance Fibers business going forward. Accordingly, the operating results of the Performance Fibers business, formerly reported as a separate operating segment, are classified as discontinued operations in the Company's Consolidated Statements of Income and Comprehensive Income for all periods presented. Certain administrative and general costs historically allocated to the Performance Fibers segment, which will remain with the Company after the sale, are reported in continuing operations.
The following table summarizes the operating results of the Company's discontinued operations related to the Performance Fibers spin-off for the three and six months ended June 30, 2014 and 2013, as presented in "Income from discontinued operations, net" in the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$212,680	$254,189	$456,180	$540,855
Cost of sales and other	(174,961)	(174,650)	(368,868)	(366,584)
Transaction expenses	(19,669)	(102)	(22,989)	(186)
Income from discontinued operations before income taxes	18,050	79,437	64,323	174,085
Income tax expense	(5,966)	(31,177)	(21,231)	(41,595)
Income from discontinued operations, net	$12,084	$48,260	$43,092	$132,490

In accordance with ASC 205-20-S99-3, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations where the debt is not directly attributed to the Performance Fibers business.  Interest expense has been allocated based on a ratio of net assets to be discontinued to the sum of consolidated net assets plus consolidated debt (other than debt directly attributable to the Forest Resources and Real Estate operations). The following table summarizes the interest expense allocated to discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest allocated to the Performance Fibers business	$(1,910)	$(1,851)	$(4,205)	$(3,797)
The following table summarizes the depreciation, amortization and capital expenditures of the Company's discontinued operations related to the Performance Fibers business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation and amortization	$17,336	$13,649	$37,985	$28,802
Capital expenditures	24,621	48,817	46,336	70,182
Jesup mill cellulose specialties expansion	—	63,451	—	100,185

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The major classes of Performance Fibers assets and liabilities included in the spin-off are as follows:

June 27, 2014
Accounts receivable, net	$66,050
Inventory	121,705
Prepaid and other current assets	70,092
Property, plant and equipment, net	862,487
Other assets	103,400
Total assets	$1,223,734

Accounts payable	65,522
Other current liabilities	51,006
Long-Term debt	950,000
Non-current environmental liabilities	66,434
Pension and other postretirement benefits	102,633
Other non-current liabilities	7,269
Deficit	(19,130)
Total liabilities and equity	$1,223,734

Pursuant to a Memorandum of Understanding agreement, Rayonier may provide Rayonier Advanced Materials with up to 120,000 tons of hardwood annually through July 30, 2017. Prior to the spin-off, hardwood purchases were intercompany transactions eliminated in consolidation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Hardwood purchases	$1,190	$350	$3,935	$259

Sale of Wood Products Business
On March 1, 2013, Rayonier completed the sale of its Wood Products business (consisting of three lumber mills in Baxley, Swainsboro and Eatonton, Georgia) to International Forest Products Limited (“Interfor”) for $80 million plus a working capital adjustment. Accordingly, the operating results of the Wood Products business, formerly reported as a separate operating segment, are classified as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2013.
Rayonier recognized an after-tax gain of $42.7 million on the sale. The gain is included in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2013.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the operating results of the Company’s Wood Products discontinued operations and the related gain for the six months ended June 30, 2013, as presented in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income:

Six Months Ended
June 30, 2013
Sales	$16,968
Cost of sales and other	(14,258)
Gain on sale of discontinued operations	64,040
Income from discontinued operations before income taxes	$66,750
Income tax expense	(22,273)
Income from discontinued operations, net	$44,477
Cash flows from the Wood Products business are immaterial in the aggregate. As such, they are included with cash flows from continuing operations in the Consolidated Statements of Cash Flows.
The following table reconciles the operating results of both the Performance Fibers and Wood Products discontinued operations, as presented in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Performance Fibers income from discontinued operations, net	$12,084	$48,260	$43,092	$132,490
Wood Products income from discontinued operations, net	—	—	—	44,477
Income from discontinued operations, net	$12,084	$48,260	$43,092	$176,967

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$6,056	$39,631	$18,340	$58,659
Less: Net (loss) income from continuing operations attributable to noncontrolling interest	(245)	727	(328)	727
Income from continuing operations attributable to Rayonier Inc.	$6,301	$38,904	$18,668	$57,932

Income from discontinued operations, net, attributable to Rayonier Inc.	$12,084	$48,260	$43,092	$176,967

Net income attributable to Rayonier Inc.	$18,385	$87,164	$61,760	$234,899

Shares used for determining basic earnings per common share	126,434,376	126,027,297	126,390,891	125,257,876
Dilutive effect of:
Stock options	293,213	504,321	296,768	519,014
Performance and restricted shares	201,956	386,228	194,995	384,910
Assumed conversion of Senior Exchangeable Notes (a)	2,631,514	2,217,058	2,579,402	2,173,658
Assumed conversion of warrants (a) (b)	2,738,606	1,632,345	2,656,633	2,250,361
Shares used for determining diluted earnings per common share	132,299,665	130,767,249	132,118,689	130,585,819
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.05	$0.31	$0.15	$0.46
Discontinued operations	0.10	0.38	0.34	1.42
Net income	$0.15	$0.69	$0.49	$1.88
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.05	$0.30	$0.14	$0.44
Discontinued operations	0.09	0.37	0.33	1.36
Net income	$0.14	$0.67	$0.47	$1.80

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	507,044	199,245	499,193	207,097
Assumed conversion of exchangeable note hedges (a)	2,631,514	2,217,058	2,579,402	2,173,658
Total	3,138,558	2,416,303	3,078,595	2,380,755
(a) Rayonier will not issue additional shares upon future exchange or maturity of the Senior Exchangeable Notes due 2015 (the “2015 Notes”) due to offsetting hedges. Accounting Standards Codification 260, Earnings Per Share requires the assumed conversion of the 2015 Notes to be included in dilutive shares if the average stock price for the period exceeds the strike price, while the assumed conversion of the hedges is excluded since they are anti-dilutive. As such, the full dilutive effect of the 2015 Notes was included for all periods presented.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Senior Exchangeable Notes due 2012 (the “2012 Notes”) matured in October 2012; however, no additional shares were issued due to offsetting exchangeable note hedges. The warrants sold in conjunction with the 2012 Notes began maturing on January 15, 2013 and matured ratably through March 27, 2013. As a result, 2,037,303 shares were issued through the end of the first quarter of 2013 and 97,918 shares were issued in the first week of April 2013. The dilutive impact of these warrants was calculated based on the length of time they were outstanding before settlement. Rayonier will distribute additional shares upon maturity of the warrants associated with the 2015 Notes if the stock price exceeds $28.58 per share. The exchange price on the warrants is lower than prior periods as it has been adjusted to reflect the spin-off of the Performance Fibers business. For further information, see Note 13 — Debt in the 2013 Annual Report on Form 10-K and Note 17 — Debt of this Form 10-Q.
(b) The shares used for the assumed conversion of the warrants increased for the current quarter and year-to-date periods due to a lower adjusted exchange price as a result of the spin-off.

4.	INCOME TAXES
Rayonier is a real estate investment trust (“REIT”). In general, only its taxable REIT subsidiaries, whose businesses include the Company’s non-REIT qualifying activities, and foreign operations, are subject to corporate income taxes. Accordingly, the provision for corporate income taxes relates principally to current and deferred taxes on taxable REIT subsidiaries’ income and foreign operations.
Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”)
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. The AFMC is a $.50 per gallon refundable tax credit (which is not taxable), while the CBPC is a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity’s tax liability. Prior to the spin-off (See Note 2 — Discontinued Operations for additional information), Rayonier produced and used an alternative fuel (“black liquor”) at its Performance Fibers mills, which qualified for both credits. The Company claimed the AFMC on its original 2009 tax return. In the first quarter of 2013, management approved a $70 million tax payment to exchange approximately 120 million gallons of black liquor previously claimed for the AFMC for the CBPC, resulting in an expected net $19 million tax benefit, which was recorded in discontinued operations. As a result of the spin-off of the Performance Fibers business in second quarter 2014, the Company recorded a $16 million valuation allowance related to its limited potential use of the CBPC prior to its expiration on December 31, 2016.
Provision for Income Taxes from Continuing Operations
The Company’s effective tax rate before discrete items is below the 35 percent U.S. statutory rate due to tax benefits associated with being a REIT and tax benefits from losses at Rayonier's taxable operations from interest and general administrative expenses not allowed to be allocated to the discontinued operations of the Performance Fibers business. Despite the tax benefits associated with being a REIT and losses at Rayonier’s taxable operations, the increase in the effective tax rates as reported for the quarter and year-to-date periods is primarily attributable to the CBPC valuation allowance recorded in second quarter 2014.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The tables below reconcile the U.S. statutory rate to the Company’s effective tax rate for each period presented:

	Three Months Ended June 30,
	2014		2013
Income tax expense at federal statutory rate	$6,850	35.0%	$8,289	35.0%
REIT income and taxable losses	(7,382)	(37.7)	(20,001)	(84.4)
Reverse loss on FMV of exchangeable notes	—	—	828	3.5
Foreign operations	(688)	(3.5)	458	1.9
Non-deductible real estate losses	558	2.8	—	—
Other	112	0.6	115	0.5
Income tax benefit before discrete items	(550)	(2.8)%	(10,311)	(43.5)%
CBPC valuation allowance	15,574	79.7	—	—
Spin-off related costs	797	4.1	—	—
Deferred tax inventory valuations	(3,293)	(16.8)	—	—
Gain related to consolidation of New Zealand joint venture	—	—	(5,636)	(23.8)
Other	987	4.9	—	—
Income tax expense (benefit) as reported for continuing operations	$13,515	69.1%	$(15,947)	(67.3)%

	Six Months Ended June 30,
	2014		2013
Income tax expense at federal statutory rate	$8,498	35.0%	$12,851	35.0%
REIT income and taxable losses	(15,230)	(62.7)	(31,324)	(85.3)
Foreign operations	(854)	(3.5)	1,517	4.1
Non-deductible real estate losses	692	2.8	—	—
Reverse loss on FMV of exchangeable notes	—	—	1,284	3.5
Other	139	0.6	(151)	(0.4)
Income tax benefit before discrete items	(6,755)	(27.8)%	(15,823)	(43.1)%
CBPC valuation allowance	15,574	64.1	—	—
Spin-off related costs	797	3.3	—	—
Deferred tax inventory valuations	(3,293)	(13.6)	—	—
Gain related to consolidation of New Zealand joint venture	—	—	(5,636)	(15.3)
Other	(384)	(1.5)	(483)	(1.4)
Income tax expense (benefit) as reported for continuing operations	$5,939	24.5%	$(21,942)	(59.8)%

Provision for Income Taxes from Discontinued Operations
In second quarter 2014, Rayonier completed the spin-off of its Performance Fibers business. For the three and six months ended June 30, 2014, income tax expense related to Performance Fibers discontinued operations was $6.0 million and $21.2 million, respectively. For the three and six months ended June 30, 2013, income tax expense related to Performance Fibers discontinued operations was $31.2 million and $41.6 million, respectively.
In first quarter 2013, Rayonier completed the sale of its Wood Products business for $80 million plus a working capital adjustment. For the six months ended June 30, 2013, income tax expense related to Wood Products discontinued operations was $22.3 million ($21.4 million from the gain on sale).
See Note 2 — Discontinued Operations for additional information on the spin-off of the Performance Fibers business and sale of the Wood Products business.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Unrecognized Tax Benefits
During second quarter 2014, the Company received a refund from the IRS related to its amended 2009 TRS tax return. As a result, Rayonier reversed the $4.8 million reserve related to the increased domestic production deduction due to the inclusion of CBPC income. The reserve was comprised of a $3.9 million reduction of current deferred tax assets and a $0.9 million unrecognized tax benefit, which was recorded in discontinued operations.
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
Deferred Taxes
The spin-off of the Performance Fibers business resulted in the contribution of deferred tax assets and deferred tax liabilities to Rayonier Advanced Materials and impacted the Company’s expected future use of remaining deferred tax assets. The Company’s current portion of deferred tax assets decreased from $39.1 million at December 31, 2013 to $3.2 million as of June 30, 2014. The remaining balance reflects the $15.6 million valuation allowance related to Rayonier’s limited potential use of the CBPC credit. In addition, the Company’s non-current deferred tax asset decreased $3.0 million from year-end while the non-current deferred tax liability increased $8.7 million.

5.	RESTRICTED CASH AND DEPOSITS
Pursuant to the Internal Revenue Service spin-off ruling, $75 million of the proceeds received from Rayonier Advanced Materials are restricted to pay dividends or repurchase common stock within eighteen months following the spin-off. These funds are included within the “Restricted cash” line of the Consolidated Balance Sheet and will be used to pay a special dividend of $0.50 per share in third quarter 2014.
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of June 30, 2014 and December 31, 2013, the Company had $5.8 million and $68.9 million, respectively, of proceeds from real estate sales classified as restricted cash within Other Assets, which were deposited with an LKE intermediary.

6.	JOINT VENTURE INVESTMENT
On April 4, 2013 (the “acquisition date”), the Company acquired an additional 39 percent ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”) that owns or leases approximately 0.3 million acres of New Zealand timberlands. As a result of the acquisition, Rayonier is a 65 percent owner of the New Zealand JV and 100 percent of the results of its operations subsequent to April 4, 2013 have been included in the Company’s consolidated financial statements, along with 100 percent of the JV’s assets and liabilities at June 30, 2014 and December 31, 2013. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 35 percent noncontrolling interest are also shown separately. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., continues to serve as the manager of the New Zealand JV forests.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Company’s operating results for the three and six months ended June 30, 2013 reflect 26 percent of the New Zealand JV’s income prior to the acquisition date, as reported in “Equity in income of New Zealand joint venture” in the Consolidated Statements of Income and Comprehensive Income. The following represents the pro forma Rayonier consolidated sales and net income for the three and six months ended June 30, 2013 as if the additional interest in the New Zealand JV had been acquired on January 1, 2013.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Sales	$409,077	$837,322
Net Income	$87,891	$233,867

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the six months ended June 30, 2014 and the year ended December 31, 2013 is shown below (share amounts not in thousands):

	Rayonier Inc. Shareholders Equity
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2012	123,332,444	$670,749	$876,634	$(109,379)	$—	$1,438,004
Net income	—	—	371,896	—	1,902	373,798
Dividends ($1.86 per share)	—	—	(233,321)	—	—	(233,321)
Issuance of shares under incentive stock plans	1,001,426	10,101	—	—	—	10,101
Stock-based compensation	—	11,710	—	—	—	11,710
Excess tax benefit on stock-based compensation	—	8,413	—	—	—	8,413
Repurchase of common shares	(211,221)	(11,326)	—	—	—	(11,326)
Equity portion of convertible debt upon redemption	—	2,453	—	—	—	2,453
Settlement of warrants	2,135,221	—	—	—	—	—
Net gain from pension and postretirement plans	—	—	—	61,869	—	61,869
Acquisition of noncontrolling interest	—	—	—	—	96,336	96,336
Noncontrolling interest redemption of shares	—	—	—	—	(713)	(713)
Foreign currency translation adjustment	—	—	—	(1,915)	(3,795)	(5,710)
Joint venture cash flow hedges	—	—	—	3,286	343	3,629
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	$(46,139)	$94,073	$1,755,243
Net income (loss)	—	—	61,760	—	(328)	61,432
Dividends ($0.98 per share)	—	—	(123,947)	—	—	(123,947)
Contribution to Rayonier Advanced Materials	—	(301)	(61,393)	80,749	—	19,055
Issuance of shares under incentive stock plans	315,739	3,347	—	—	—	3,347
Stock-based compensation	—	5,980	—	—	—	5,980
Excess tax deficiency on stock-based compensation	—	(830)	—	—	—	(830)
Repurchase of common shares	(43,916)	(1,834)	—	—	—	(1,834)
Net losses from pension and postretirement plans	—	—	—	(19,779)	—	(19,779)
Noncontrolling interest redemption of shares	—	—	—	—	(930)	(930)
Foreign currency translation adjustment	—	—	—	15,546	5,774	21,320
Joint venture cash flow hedges	—	—	—	514	277	791
Balance, June 30, 2014	126,529,693	$698,462	$891,629	$30,891	$98,866	$1,719,848

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in two reportable business segments: Forest Resources and Real Estate. Prior to the second quarter of 2014, the Company operated in three reportable business segments, which included Performance Fibers. On June 27, 2014, the Company spun-off its Performance Fibers business and its operations are shown as discontinued operations for all periods presented. See Note 2 — Discontinued Operations for additional information.
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
Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	June 30,	December 31,
ASSETS	2014	2013
Forest Resources	$2,288,157	$2,162,913
Real Estate	96,277	149,001
Other Operations	24,860	37,334
Corporate and other	226,663	257,608
Performance Fibers	—	1,078,645
Total	$2,635,957	$3,685,501

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2014	2013	2014	2013
Forest Resources	$101,120	$109,060	$205,799	$166,162
Real Estate	34,017	13,376	39,547	37,673
Other Operations	29,224	32,709	64,910	58,458
Intersegment Eliminations	(1,216)	(256)	(3,924)	(351)
Total	$163,145	$154,889	$306,332	$261,942

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME	2014	2013	2014	2013
Forest Resources	$21,578	$20,890	$49,079	$34,145
Real Estate	28,096	6,105	28,836	22,947
Other Operations	(132)	1,621	(544)	1,719
Corporate and other (a)	(9,974)	3,735	(21,409)	(5,057)
Total	$39,568	$32,351	$55,962	$53,754

(a)	The three and six months ended June 30, 2013 included a $16.1 million gain related to the consolidation of the New Zealand JV.

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2014	2013	2014	2013
Forest Resources	$21,911	$27,291	$46,843	$43,735
Real Estate	6,090	2,469	6,986	6,646
Corporate	341	293	623	476
Total	$28,342	$30,053	$54,452	$50,857

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market risk related to potential fluctuations in foreign currency exchange rates, interest rates and fuel prices. The Company’s New Zealand JV uses derivative financial instruments to mitigate the financial impact of exposure to these risks.
Accounting for derivative financial instruments is governed by Accounting Standards Codification Topic 815, Derivatives and Hedging, (“ASC 815”). In accordance with ASC 815, the Company records its derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings when the hedged transaction materializes. The ineffective portion of any hedge as well as changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings. The Company’s hedge ineffectiveness was immaterial for all periods presented.
Foreign Currency Exchange and Option Contracts
The functional currency of the New Zealand JV is the New Zealand dollar. These operations are exposed to foreign currency risk on export sales and ocean freight payments which are predominately denominated in US dollars. The New Zealand JV typically hedges at least 70 percent of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases and 50 percent of the forward 12 months.
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
Interest Rate Swaps
The Company uses interest rate swaps to manage the New Zealand JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. By converting a portion of these borrowings from floating rates to fixed rates the Company has reduced the impact of interest rate changes on its expected future cash outflows. As of June 30, 2014, the Company’s interest rate contracts hedged 88 percent of the New Zealand JV’s variable rate debt and had maturity dates through January 2020.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Fuel Hedge Contracts
The Company uses fuel swap contracts to manage its New Zealand JV’s exposure to changes in New Zealand’s domestic diesel prices. The fuel swaps are quoted by domestic banks in New Zealand dollar price terms. As of June 30, 2014 all of the contracts had maturities of less than one year. The fair value of the fuel swap contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract. Effective November 2013, the New Zealand JV has not entered into any new fuel swaps.
The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013.

		Three Months Ended June 30,
	Income Statement Location	2014	2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$(818)	$(1,509)
Foreign currency option contracts	Other comprehensive income (loss)	(504)	(363)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating expense (income)	$—	$456
Foreign currency option contracts	Other operating expense (income)	—	1,491
Interest rate swaps	Interest and miscellaneous (expense) income, net	(729)	2,650
Fuel hedge contracts	Cost of sales (benefit)	(92)	(148)

		Six Months Ended June 30,
	Income Statement Location	2014	2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$669	$(1,509)
Foreign currency option contracts	Other comprehensive income (loss)	221	(363)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating expense (income)	$25	$(1,426)
Foreign currency option contracts	Other operating expense (income)	7	1,491
Interest rate swaps	Interest and miscellaneous (expense) income, net	(1,862)	2,650
Fuel hedge contracts	Cost of sales (benefit)	225	(148)

During the next 12 months, the amount of the June 30, 2014 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $1.8 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount (a)
	June 30, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$19,625	$32,300
Foreign currency option contracts	46,000	38,000

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$—	$1,950
Foreign currency option contracts	—	4,000
Interest rate swaps	180,658	183,851
Fuel hedge contracts	13	38

(a)	All notional amounts are stated in thousands of dollars except fuel contracts which are denominated in thousands of barrels.
The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets (Liabilities) (a)
		June 30, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$1,726	$915
Foreign currency option contracts	Prepaid and other current assets	846	673
	Other current liabilities	(100)	(214)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid and other current assets	$—	$25
Foreign currency option contracts	Prepaid and other current assets	—	8
Interest rate swaps	Other non-current liabilities	(5,051)	(4,659)
Fuel hedge contracts	Prepaid and other current assets	—	160
	Other current liabilities	(67)	—

Total derivative contracts:
Prepaid and other current assets		$2,572	$1,781

Other current liabilities		(167)	(214)
Other non-current liabilities		(5,051)	(4,659)
Total derivative liabilities		$(5,218)	$(4,873)

(a)	See Note 10 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.

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
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy of financial instruments held by the Company at June 30, 2014 and December 31, 2013, using market information and what management believes to be appropriate valuation methodologies under generally accepted accounting principles:

	June 30, 2014			December 31, 2013
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$222,061	$222,061	$—	$199,644	$199,644	$—
Restricted cash (a)	80,817	80,817	—	68,944	68,944	—
Current maturities of long-term debt	—	—	—	(112,500)	—	(119,614)
Long-term debt	(770,086)	—	(840,129)	(1,461,724)	—	(1,489,810)
Interest rate swaps (b)	(5,051)	—	(5,051)	(4,659)	—	(4,659)
Foreign currency exchange contracts (b)	1,726	—	1,726	940	—	940
Foreign currency option contracts (b)	746	—	746	467	—	467
Fuel contracts (b)	(67)	—	(67)	160	—	160

(a)
Restricted cash of $6 million and $69 million, as of June 30, 2014 and December 31, 2013, respectively, is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary. Restricted cash of $75 million as of June 30, 2014 is recorded in “Restricted cash” and represents the funds restricted to pay dividends or repurchase common stock within eighteen months following the spin-off.

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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of June 30, 2014, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$17,355	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	1,877	—
Total financial commitments	$21,486	$15,043

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation, auto liability, and general liability policy requirements. These letters of credit will expire at various dates during 2014 and 2015 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At June 30, 2014, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington. These surety bonds expire at various dates during 2014 and 2015 and are expected to be renewed as required.

12.	COMMITMENTS
The Company leases certain buildings, machinery, and equipment under various operating leases. The Company also has long-term lease agreements on certain timberlands in the Southern U.S. and New Zealand. U.S. leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms range between 30 and 99 years. Such leases are generally non-cancellable and require minimum annual rental payments.
At June 30, 2014, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases (a)	Purchase Obligations (b)	Total
2014	$1,118	$4,361	$189	$5,668
2015	1,763	10,064	188	12,015
2016	1,285	9,709	638	11,632
2017	646	9,520	188	10,354
2018	400	7,910	2,005	10,315
Thereafter	1,684	142,424	3,110	147,218
	$6,896	$183,988	$6,318	$197,202

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)	Purchase obligations include payments expected to be made on derivative financial instruments held in New Zealand.
The New Zealand JV has a number of Crown Forest Licenses (“CFL”) with the New Zealand government, which are excluded from the table above. A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35 year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one year term. As of June 30, 2014, the New Zealand JV has two CFL’s under termination notice, terminating in 2034 and 2046, and two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market value, with triennial rent reviews. The total annual license fee on the CFL’s is $2.7 million per year with CFL’s terminating or expiring of $0.2 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations follows:

	June 30,	December 31,
	2014	2013
Balance, beginning of period	$76,378	$81,695
Expenditures charged to liabilities	(5,096)	(8,570)
Increase to liabilities	2,558	3,253
Contribution to Rayonier Advanced Materials	(73,840)	—
Balance, end of period	—	76,378
Less: Current portion	—	(6,835)
Non-current portion	$—	$69,543
In connection with the spin-off of the Performance Fibers business, all prior dispositions and discontinued operations were contributed to Rayonier Advanced Materials. As part of the separation agreement, Rayonier has been indemnified, released and discharged from any liability related to these sites. For additional information on the Performance Fibers spin-off, see Note 2 — Discontinued Operations.

14.	CONTINGENCIES
Rayonier is engaged in various legal actions and has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

15.	INCENTIVE STOCK PLANS
As a result of the spin-off and pursuant to the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of Rayonier stock-based compensation awards. The adjusted awards are generally subject to the same vesting conditions and other terms that applied to the original Rayonier award immediately before the spin-off, except as otherwise described below.
Stock Option Awards
Each Rayonier stock option was converted into an adjusted Rayonier stock option and a Rayonier Advanced Material stock option. The exercise price and number of shares subject to each stock option were adjusted in order to preserve the aggregate value of the original Rayonier stock option as measured immediately before and immediately after the spin-off, subject to rounding.
Restricted Stock Awards
Holders of Rayonier restricted stock, including Rayonier non-employee directors, retained those awards and also received restricted stock of Rayonier Advanced Materials, in an amount that reflects the distribution to Rayonier stockholders, by applying the distribution ratio (one share of Rayonier Advanced Materials for every three shares of Rayonier stock held) to Rayonier restricted stock awards as though they were unrestricted Rayonier common shares.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Performance Share Awards
Performance share awards outstanding as of the spin-off were treated as follows:

•
Performance share awards granted in 2012 (with a 2012-2014 performance period) continue to be subject to the same performance criteria as applied immediately prior to the spin-off, except that total shareholder return at the end of the performance period will be based on the combined stock prices of Rayonier and Rayonier Advanced Materials and any payment earned will be made in shares of Rayonier common stock and shares of Rayonier Advanced Materials common stock.

•
Performance share awards granted in 2013 (with a 2013-2015 performance period) were cancelled as of the distribution date and will be replaced with time-vested restricted stock of the post-separation employer of each holder (Rayonier or Rayonier Advanced Materials, as the case may be) that will vest 24 months after the distribution date, generally subject to the holder’s continued employment. The number of shares of time-vested restricted stock granted will be determined in a manner intended to preserve the original value of the performance share award, subject to rounding.

•
Performance share awards granted in 2014 (with a 2014-2016 performance period) were cancelled and will be replaced with performance share awards of the post-separation employer of each holder (Rayonier or Rayonier Advanced Materials, as the case may be), and will be subject to the achievement of performance criteria that relate to the post-separation business of the applicable employer during a performance period ending December 31, 2016. The number of shares underlying each such performance share award will be determined in a manner intended to preserve the original value of the award, subject to rounding.

Adjustments to Rayonier’s stock-based compensation awards did not have a material impact on compensation expense for the three and six months ended June 30, 2014.

16.	EMPLOYEE BENEFIT PLANS
In connection with the spin-off of the Performance Fibers business, Rayonier entered into an Employee Matters Agreement with Rayonier Advanced Materials, see Note 2 — Discontinued Operations, which provides that employees of Rayonier Advanced Materials will no longer participate in benefit plans sponsored or maintained by Rayonier. Upon separation, the Rayonier Pension Plans transferred assets and obligations to the Rayonier Advanced Materials Pension Plans resulting in a net decrease in sponsored pension plan obligations of $103 million after a revaluation of plan obligations using a 4.0 percent discount rate versus 4.6 percent at December 31, 2013. In addition, $81 million of other comprehensive losses were transferred to Rayonier Advanced Materials Pension Plans after revaluation, net of taxes of $46 million. Additional spin-off related adjustments to shareholders’ equity could be recognized in the future as the split of the pension and postretirement plans is finalized.
The Company has one qualified non-contributory defined benefit pension plan covering a portion of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plan. Currently, the qualified plan is closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$1,544	$2,011	$147	$249
Interest cost	4,452	3,953	199	240
Expected return on plan assets	(6,330)	(5,966)	—	—
Amortization of prior service cost	277	322	4	6
Amortization of losses	2,603	4,791	116	218
Amortization of negative plan amendment	—	—	(133)	—
Net periodic benefit cost	$2,546	$5,111	$333	$713

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$3,168	$4,430	$326	$498
Interest cost	9,135	8,787	405	480
Expected return on plan assets	(12,988)	(13,390)	—	—
Amortization of prior service cost	569	710	8	13
Amortization of losses	5,340	10,516	245	436
Amortization of negative plan amendment	—	—	(267)	—
Net periodic benefit cost	$5,224	$11,053	$717	$1,427

In 2014, the Company has no mandatory pension contribution requirement.

17.	DEBT
As of March 31, 2014, the 2015 Notes were exchangeable at the option of the holders for the calendar quarter ended June 30, 2014. According to the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. During the six months ended June 30, 2014, the note holders did not elect to exercise the exchange option. Based upon the average stock price for the 30 trading days ended June 30, 2014, these notes again became exchangeable at the option of the holder for the calendar quarter ending September 30, 2014. The entire balance of the notes is classified as long-term debt at June 30, 2014 due to the ability and intent of the Company to refinance them on a long-term basis.
As part of the spin-off of the Performance Fibers business, Rayonier Advanced Materials, while a subsidiary of Rayonier, issued $950 million of new debt. Rayonier Advanced Materials distributed $906 million from the proceeds of this new debt to the Company prior to the spin-off, including $75 million restricted to shareholder dividend payments. Rayonier used the remainder of the distribution, as well as available cash, to make repayments of $280 million on its unsecured revolving credit facility, $500 million on its term credit agreement and $112.5 million on its installment note due 2014.
Net repayments of $80 million were made in the first quarter on the revolving facility. At June 30, 2014, the Company had available borrowings of $448 million under the credit facility and additional draws available of $640 million under the term credit agreement. The Company’s borrowing capacity on these instruments was reduced in July 2014, as discussed below.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In addition, the New Zealand JV paid $1.2 million during the second quarter on its shareholder loan held with the non-controlling interest party, partially offset by a $0.2 million unfavorable change in exchange rates. There were no other significant changes to the Company’s outstanding debt as reported in Note 13 — Debt in the Company’s 2013 Annual Report on Form 10-K.
Rayonier’s debt consisted of the following at June 30, 2014:

June 30, 2014
Senior Notes due 2022 at a fixed interest rate of 3.75%	$325,000
Senior Exchangeable Notes due 2015 at a fixed interest rate of 4.50% (a)	128,706
Mortgage notes due 2017 at fixed interest rates of 4.35% (b)	64,863
Solid waste bond due 2020 at a variable interest rate of 1.5% at June 30, 2014	15,000
New Zealand JV Revolving Credit Facility due 2016 at a variable interest rate of 3.61% at June 30, 2014	205,343
New Zealand JV noncontrolling interest shareholder loan at 0% interest rate	31,174
Total Long-term debt	$770,086

(a)	The Senior Exchangeable Notes maturing in 2015 were discounted by $2.3 million as of June 30, 2014. Upon maturity the liability will be $131 million.

(b)	The mortgage notes due in 2017 were recorded at a premium of $1.9 million as of June 30, 2014. Upon maturity, the liability will be $63 million.
Subsequent Event
In connection with the spin-off of the Performance Fibers business, the revolving credit facility and term credit agreement were amended to reduce the Company’s borrowing capacity and related commitment fees. The revolving credit facility was reduced from $450 million to $200 million and the term credit agreement was reduced from $640 million of available capacity to $100 million. The amendments became effective July 7, 2014.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2014. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains	New Zealand joint venture cash flow hedges	Unrecognized components of employee benefit plans		Total
Balance as of December 31, 2013	$36,914	$(342)	$(82,711)		$(46,139)
Other comprehensive income before reclassifications	15,546	2,521	56,044	(a)	74,111
Amounts reclassified from accumulated other comprehensive income	—	(2,007)	4,926	(b)	2,919
Net other comprehensive income	15,546	514	60,970		77,030
Balance as of June 30, 2014	$52,460	$172	$(21,741)		$30,891

(a)
Reflects $81 million, net of taxes, of additional losses transferred to Rayonier Advanced Materials Pension Plans offset by $25 million, net of taxes, of additional losses as a result of the revaluation required due to the spin-off. See Note 16 — Employee Benefit Plans for additional information.

(b)
This accumulated other comprehensive income component is comprised of $4 million in the computation of net periodic pension cost and $1 million of recognized deferred tax asset in connection with revaluation and transfer of liabilities as a result of the spin-off.

The following table presents details of the amounts reclassified in their entirety from AOCI for the six months ended June 30, 2014:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the income statement
Realized gain on foreign currency exchange contracts	$(2,542)	Other operating income, net
Realized gain on foreign currency option contracts	(937)	Other operating income, net
Noncontrolling interest	1,218	Comprehensive (income) loss attributable to noncontrolling interest
Income tax expense on gain from foreign currency contracts	254	Income tax expense
Net gain on cash flow hedges reclassified from accumulated other comprehensive income	(2,007)
Income tax expense on pension plan contributed to Rayonier Advanced Materials	843	Income tax expense
Net gain reclassified from accumulated other comprehensive income	$(1,164)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19.	OTHER OPERATING INCOME, NET
Other operating income, net was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Lease income, primarily from hunting leases	$3,966	$2,313	$7,003	$4,774
Other non-timber income	133	604	686	1,078
Foreign currency income (loss)	1,232	979	(255)	795
(Loss) gain on sale or disposal of property, plant & equipment	(20)	283	(20)	284
Loss on foreign currency exchange contracts	—	(1,947)	(32)	(65)
Bankruptcy claim settlement	5,779	—	5,779	—
Miscellaneous income (expense), net	299	1,392	(1,397)	906
Total	$11,389	$3,624	$11,764	$7,772

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

20.	CONSOLIDATING FINANCIAL STATEMENTS
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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$163,145	$—	$163,145
Costs and Expenses
Cost of sales	—	—	—	121,105	—	121,105
Selling and general expenses	—	2,394	—	11,467	—	13,861
Other operating expense (income), net	—	1,573	—	(12,962)	—	(11,389)
	—	3,967	—	119,610	—	123,577
OPERATING (LOSS) INCOME	—	(3,967)	—	43,535	—	39,568
Interest expense	(3,196)	(225)	(10,982)	(1,209)	—	(15,612)
Interest and miscellaneous income (expense), net	2,733	(3,003)	(1,098)	(3,017)	—	(4,385)
Equity in income from subsidiaries	18,848	25,583	(10,946)	—	(33,485)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,385	18,388	(23,026)	39,309	(33,485)	19,571
Income tax benefit (expense)	—	460	4,409	(18,384)	—	(13,515)
INCOME (LOSS) FROM CONTINUING OPERATIONS	18,385	18,848	(18,617)	20,925	(33,485)	6,056
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	12,084	—	12,084
NET INCOME (LOSS)	18,385	18,848	(18,617)	33,009	(33,485)	18,140
Less: Net loss attributable to noncontrolling interest	—	—	—	(245)	—	(245)
NET INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	18,385	18,848	(18,617)	33,254	(33,485)	18,385
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,653	2,653	513	3,517	(5,819)	3,517
New Zealand joint venture cash flow hedges	(598)	(598)	(598)	(920)	1,794	(920)
Amortization of pension and postretirement plans, net of income tax	58,873	58,873	92,714	92,714	(244,301)	58,873
Total other comprehensive income	60,928	60,928	92,629	95,311	(248,326)	61,470
COMPREHENSIVE INCOME	79,313	79,776	74,012	128,320	(281,811)	79,610
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	297	—	297
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$79,313	$79,776	$74,012	$128,023	$(281,811)	$79,313

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$154,889	$—	$154,889
Costs and Expenses
Cost of sales	—	—	—	127,861	—	127,861
Selling and general expenses	—	2,680	—	12,023	—	14,703
Other operating expense (income), net	180	(74)	—	(3,069)	(661)	(3,624)
	180	2,606	—	136,815	(661)	138,940
Equity in income of New Zealand joint venture	—	—	—	304	—	304
OPERATING (LOSS) INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	(180)	(2,606)	—	18,378	661	16,253
Gain related to consolidation of New Zealand joint venture	—	—	—	16,098	—	16,098
OPERATING (LOSS) INCOME	(180)	(2,606)	—	34,476	661	32,351
Interest expense	(3,414)	(266)	(6,997)	(674)	—	(11,351)
Interest and miscellaneous income (expense), net	1,759	1,104	(797)	618	—	2,684
Equity in income from subsidiaries	89,064	91,235	35,968	—	(216,267)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	87,229	89,467	28,174	34,420	(215,606)	23,684
Income tax (expense) benefit	(65)	(403)	2,847	13,505	63	15,947
INCOME FROM CONTINUING OPERATIONS	87,164	89,064	31,021	47,925	(215,543)	39,631
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	48,260	—	48,260
NET INCOME	87,164	89,064	31,021	96,185	(215,543)	87,891
Less: Net income attributable to noncontrolling interest	—	—	—	727	—	727
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	87,164	89,064	31,021	95,458	(215,543)	87,164
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(18,625)	(28,201)	(1,725)	(18,625)	38,975	(28,201)
New Zealand joint venture cash flow hedges	878	222	(1,873)	877	118	222
Amortization of pension and postretirement plans, net of income tax	3,717	3,717	2,819	6,831	(13,367)	3,717
Total other comprehensive loss	(14,030)	(24,262)	(779)	(10,917)	25,726	(24,262)
COMPREHENSIVE INCOME	73,134	64,802	30,242	85,268	(189,817)	63,629
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(9,505)	—	(9,505)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$73,134	$64,802	$30,242	$94,773	$(189,817)	$73,134

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$306,332	$—	$306,332
Costs and Expenses
Cost of sales	—	—	—	235,036	—	235,036
Selling and general expenses	—	4,544	—	22,554	—	27,098
Other operating expense (income), net	—	3,948	—	(15,712)	—	(11,764)
	—	8,492	—	241,878	—	250,370
OPERATING INCOME (LOSS) BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	—	(8,492)	—	64,454	—	55,962
OPERATING INCOME (LOSS)	—	(8,492)	—	64,454	—	55,962
Interest expense	(6,389)	(468)	(17,672)	(1,757)	—	(26,286)
Interest and miscellaneous income (expense), net	5,431	(2,189)	(2,145)	(6,494)	—	(5,397)
Equity in income from subsidiaries	62,718	74,030	20,164	—	(156,912)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	61,760	62,881	347	56,203	(156,912)	24,279
Income tax benefit (expense)	—	(163)	7,233	(13,009)	—	(5,939)
INCOME FROM CONTINUING OPERATIONS	61,760	62,718	7,580	43,194	(156,912)	18,340
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	43,092	—	43,092
NET INCOME	61,760	62,718	7,580	86,286	(156,912)	61,432
Less: Net loss attributable to noncontrolling interest	—	—	—	(328)	—	(328)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	61,760	62,718	7,580	86,614	(156,912)	61,760
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	15,547	15,547	1,279	21,312	(32,365)	21,320
New Zealand joint venture cash flow hedges	514	514	514	791	(1,542)	791
Amortization of pension and postretirement plans, net of income tax	60,970	60,970	94,334	94,334	(249,638)	60,970
Total other comprehensive income	77,031	77,031	96,127	116,437	(283,545)	83,081
COMPREHENSIVE INCOME	138,791	139,749	103,707	202,723	(440,457)	144,513
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	5,722	—	5,722
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$138,791	$139,749	$103,707	$197,001	$(440,457)	$138,791

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non-guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$261,942	$—	$261,942
Costs and Expenses
Cost of sales	—	—	—	204,520	—	204,520
Selling and general expenses	—	5,081	—	23,019	—	28,100
Other operating (income) expense, net	(1,701)	449	—	(5,859)	(661)	(7,772)
	(1,701)	5,530	—	221,680	(661)	224,848
Equity in income of New Zealand joint venture	—	—	—	562	—	562
OPERATING INCOME (LOSS) BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	1,701	(5,530)	—	40,824	661	37,656
Gain related to consolidation of New Zealand joint venture	—	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(5,530)	—	56,922	661	53,754
Interest (expense) income	(6,689)	(518)	(13,615)	1,019	—	(19,803)
Interest and miscellaneous income (expense), net	4,178	1,633	(1,548)	(1,497)	—	2,766
Equity in income from subsidiaries	235,774	240,000	159,437	—	(635,211)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	234,964	235,585	144,274	56,444	(634,550)	36,717
Income tax (expense) benefit	(65)	189	5,537	16,219	62	21,942
INCOME FROM CONTINUING OPERATIONS	234,899	235,774	149,811	72,663	(634,488)	58,659
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	176,967	—	176,967
NET INCOME	234,899	235,774	149,811	249,630	(634,488)	235,626
Less: Net income attributable to noncontrolling interest	—	—	—	727	—	727
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	234,899	235,774	149,811	248,903	(634,488)	234,899
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(17,650)	(27,226)	(1,485)	(17,650)	36,785	(27,226)
New Zealand joint venture cash flow hedges	1,431	775	(1,873)	1,431	(989)	775
Amortization of pension and postretirement plans, net of income tax	8,687	8,687	6,831	6,831	(22,349)	8,687
Total other comprehensive (loss) income	(7,532)	(17,764)	3,473	(9,388)	13,447	(17,764)
COMPREHENSIVE INCOME	227,367	218,010	153,284	240,242	(621,041)	217,862
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(9,505)	—	(9,505)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$227,367	$218,010	$153,284	$249,747	$(621,041)	$227,367

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of June 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,181	$1,096	$66,866	$114,918	$—	$222,061
Restricted cash	75,000	—	—	—	—	75,000
Accounts receivable, less allowance for doubtful accounts	—	—	1,366	18,399	—	19,765
Inventory	—	—	—	18,484	—	18,484
Deferred tax assets	—	—	—	3,221	—	3,221
Prepaid and other current assets	—	3,294	—	18,271	—	21,565
Total current assets	114,181	4,390	68,232	173,293	—	360,096
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,121,614	—	2,121,614
NET PROPERTY, PLANT AND EQUIPMENT	—	332	—	5,811	—	6,143
INVESTMENT IN SUBSIDIARIES	1,612,064	1,868,790	377,913	—	(3,858,767)	—
INTERCOMPANY NOTES RECEIVABLE	218,854	—	21,075	—	(239,929)	—
OTHER ASSETS	3,473	21,698	3,012	119,921	—	148,104
TOTAL ASSETS	$1,948,572	$1,895,210	$470,232	$2,420,639	$(4,098,696)	$2,635,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$3,144	$5,882	$18,845	$—	$27,871
Accrued taxes	—	—	—	13,834	—	13,834
Uncertain tax positions	—	5,780	—	—	—	5,780
Accrued payroll and benefits	—	3,229	—	2,087	—	5,316
Accrued interest	2,590	672	2,636	27,279	(23,434)	9,743
Other current liabilities	—	1,322	—	27,543	—	28,865
Total current liabilities	2,590	14,147	8,518	89,588	(23,434)	91,409
LONG-TERM DEBT	325,000	—	143,706	301,380	—	770,086
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	24,699	—	(685)	—	24,014
OTHER NON-CURRENT LIABILITIES	—	6,804	—	23,796	—	30,600
INTERCOMPANY PAYABLE	—	237,496	—	790	(238,286)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,620,982	1,612,064	318,008	1,906,904	(3,836,976)	1,620,982
Noncontrolling interest	—	—	—	98,866	—	98,866
TOTAL SHAREHOLDERS’ EQUITY	1,620,982	1,612,064	318,008	2,005,770	(3,836,976)	1,719,848
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,948,572	$1,895,210	$470,232	$2,420,639	$(4,098,696)	$2,635,957

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$138,535	$150,518	$—	$84,350	$(147,007)	$226,396
INVESTING ACTIVITIES
Capital expenditures	—	(201)	—	(80,293)	—	(80,494)
Purchase of timberlands	—	—	—	(74,817)	—	(74,817)
Change in restricted cash	—	—	—	63,128	—	63,128
Investment in Subsidiaries	—	—	(62,800)	—	62,800	—
Other	—	—	—	(478)	—	(478)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(201)	(62,800)	(92,460)	62,800	(92,661)
FINANCING ACTIVITIES
Issuance of debt	—	—	1,238,389	—	—	1,238,389
Repayment of debt	—	—	(1,107,062)	—	—	(1,107,062)
Dividends paid	(124,628)	—	—	—	—	(124,628)
Proceeds from the issuance of common shares	3,347	—	—	—	—	3,347
Debt issuance costs	—	—	(12,380)	—	—	(12,380)
Repurchase of common shares	(1,834)	—	—	—	—	(1,834)
Purchase of timberland deeds for Rayonier Advanced Materials	(12,677)	—	—	—	—	(12,677)
Debt issuance funds distributed to Rayonier Advanced Materials	(924,943)	—	—	—	—	(924,943)
Proceeds from spin-off of Rayonier Advanced Materials	906,200	—	—	—	—	906,200
Change in restricted cash reserved for dividends	(75,000)	—	—	—	—	(75,000)
Intercompany distributions	—	(149,525)	—	65,318	84,207	—
Other	—	—	—	(680)	—	(680)
CASH USED FOR FINANCING ACTIVITIES	(229,535)	(149,525)	118,947	64,638	84,207	(111,268)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(50)	—	(50)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(91,000)	792	56,147	56,478	—	22,417
Balance, beginning of year	130,181	304	10,719	58,440	—	199,644
Balance, end of period	$39,181	$1,096	$66,866	$114,918	$—	$222,061

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$248,552	$247,599	$64,000	$212,977	$(537,456)	$235,672
INVESTING ACTIVITIES
Capital expenditures	—	(89)	—	(74,498)	—	(74,587)
Purchase of additional interest in New Zealand joint venture	—	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	—	(10,447)	—	(10,447)
Intercompany purchase of real estate	—	—	—	984	(984)	—
Jesup mill cellulose specialties expansion	—	—	—	(100,185)	—	(100,185)
Proceeds from disposition of Wood Products business	—	—	—	72,953	—	72,953
Change in restricted cash	—	—	—	7,603	—	7,603
Investment in Subsidiaries	(138,178)	(138,178)	(249,481)	—	525,837	—
Other	—	1,700	—	(1,163)	—	537
CASH USED FOR INVESTING ACTIVITIES	(138,178)	(136,567)	(249,481)	(244,632)	524,853	(244,005)
FINANCING ACTIVITIES
Issuance of debt	175,000	—	280,000	—	—	455,000
Repayment of debt	(250,000)	—	(23,087)	—	—	(273,087)
Dividends paid	(113,222)	—	—	—	—	(113,222)
Proceeds from the issuance of common shares	6,643	—	—	—	—	6,643
Excess tax benefits on stock-based compensation	—	—	—	7,399	—	7,399
Repurchase of common shares	(11,241)	—	—	—	—	(11,241)
Intercompany distributions	—	(108,549)	(64,000)	159,946	12,603	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(192,820)	(108,549)	192,913	167,345	12,603	71,492
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(174)	—	(174)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(82,446)	2,483	7,432	135,516	—	62,985
Balance, beginning of year	252,888	3,966	19,358	4,384	—	280,596
Balance, end of period	$170,442	$6,449	$26,790	$139,900	$—	$343,581

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$163,145	$—	$163,145
Costs and Expenses
Cost of sales	—	—	121,105	—	121,105
Selling and general expenses	—	2,394	11,467	—	13,861
Other operating expense, net	—	1,573	(12,962)	—	(11,389)
	—	3,967	119,610	—	123,577
OPERATING (LOSS) INCOME	—	(3,967)	43,535	—	39,568
Interest expense	(3,196)	(11,207)	(1,209)	—	(15,612)
Interest and miscellaneous income (expense), net	2,733	(4,101)	(3,017)	—	(4,385)
Equity in income from subsidiaries	18,848	33,254	—	(52,102)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,385	13,979	39,309	(52,102)	19,571
Income tax benefit (expense)	—	4,869	(18,384)	—	(13,515)
INCOME FROM CONTINUING OPERATIONS	18,385	18,848	20,925	(52,102)	6,056
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	12,084	—	12,084
NET INCOME	18,385	18,848	33,009	(52,102)	18,140
Less: Net loss attributable to noncontrolling interest	—	—	(245)	—	(245)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	18,385	18,848	33,254	(52,102)	18,385
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,653	1,888	3,517	(4,541)	3,517
New Zealand joint venture cash flow hedges	(598)	(1,710)	(920)	2,308	(920)
Amortization of pension and postretirement plans, net of income tax	58,873	57,253	92,714	(149,967)	58,873
Total other comprehensive income	60,928	57,431	95,311	(152,200)	61,470
COMPREHENSIVE INCOME	79,313	76,279	128,320	(204,302)	79,610
Less: Comprehensive income attributable to noncontrolling interest	—	—	297	—	297
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$79,313	$76,279	$128,023	$(204,302)	$79,313

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$154,889	$—	$154,889
Costs and Expenses
Cost of sales	—	—	127,861	—	127,861
Selling and general expenses	—	2,680	12,023	—	14,703
Other operating expense (income), net	180	(74)	(3,069)	(661)	(3,624)
	180	2,606	136,815	(661)	138,940
Equity in income of New Zealand joint venture	—	—	304	—	304
OPERATING (LOSS) INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	(180)	(2,606)	18,378	661	16,253
Gain related to consolidation of New Zealand joint venture	—	—	16,098	—	16,098
OPERATING (LOSS) INCOME	(180)	(2,606)	34,476	661	32,351
Interest expense	(3,414)	(7,263)	(674)	—	(11,351)
Interest and miscellaneous income, net	1,759	307	618	—	2,684
Equity in income from subsidiaries	89,064	96,185	—	(185,249)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	87,229	86,623	34,420	(184,588)	23,684
Income tax (expense) benefit	(65)	2,441	13,505	66	15,947
INCOME FROM CONTINUING OPERATIONS	87,164	89,064	47,925	(184,522)	39,631
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	48,260	—	48,260
NET INCOME	87,164	89,064	96,185	(184,522)	87,891
Less: Net income attributable to noncontrolling interest	—	—	727	—	727
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	87,164	89,064	95,458	(184,522)	87,164
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(18,625)	(28,201)	(18,625)	37,250	(28,201)
New Zealand joint venture cash flow hedges	878	221	877	(1,754)	222
Amortization of pension and postretirement plans, net of income tax	3,717	3,718	6,831	(10,549)	3,717
Total other comprehensive loss	(14,030)	(24,262)	(10,917)	24,947	(24,262)
COMPREHENSIVE INCOME	$73,134	$64,802	$85,268	$(159,575)	$63,629
Less: Comprehensive loss attributable to noncontrolling interest	$—	$—	$(9,505)	$—	$(9,505)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$73,134	$64,802	$94,773	$(159,575)	$73,134

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$306,332	$—	$306,332
Costs and Expenses
Cost of sales	—	—	235,036	—	235,036
Selling and general expenses	—	4,544	22,554	—	27,098
Other operating expense (income), net	—	3,948	(15,712)	—	(11,764)
	—	8,492	241,878	—	250,370
OPERATING INCOME (LOSS) BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	—	(8,492)	64,454	—	55,962
OPERATING INCOME (LOSS)	—	(8,492)	64,454	—	55,962
Interest expense	(6,389)	(18,140)	(1,757)	—	(26,286)
Interest and miscellaneous income (expense), net	5,431	(4,334)	(6,494)	—	(5,397)
Equity in income from subsidiaries	62,718	86,614	—	(149,332)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	61,760	55,648	56,203	(149,332)	24,279
Income tax benefit (expense)	—	7,070	(13,009)	—	(5,939)
INCOME FROM CONTINUING OPERATIONS	61,760	62,718	43,194	(149,332)	18,340
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	43,092	—	43,092
NET INCOME	61,760	62,718	86,286	(149,332)	61,432
Less: Net loss attributable to noncontrolling interest	—	—	(328)	—	(328)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	61,760	62,718	86,614	(149,332)	61,760
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	15,547	15,547	21,312	(31,086)	21,320
New Zealand joint venture cash flow hedges	514	514	791	(1,028)	791
Amortization of pension and postretirement plans, net of income tax	60,970	60,970	94,334	(155,304)	60,970
Total other comprehensive income	77,031	77,031	116,437	(187,418)	83,081
COMPREHENSIVE INCOME	138,791	139,749	202,723	(336,750)	144,513
Less: Comprehensive income attributable to noncontrolling interest	—	—	5,722	—	5,722
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$138,791	$139,749	$197,001	$(336,750)	$138,791

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$261,942	$—	$261,942
Costs and Expenses
Cost of sales	—	—	204,520	—	204,520
Selling and general expenses	—	5,081	23,019	—	28,100
Other operating (income) expense, net	(1,701)	449	(5,859)	(661)	(7,772)
	(1,701)	5,530	221,680	(661)	224,848
Equity in income of New Zealand joint venture	—	—	562	—	562
OPERATING INCOME (LOSS) BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	1,701	(5,530)	40,824	661	37,656
Gain related to consolidation of New Zealand joint venture	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(5,530)	56,922	661	53,754
Interest (expense) income	(6,689)	(14,133)	1,019	—	(19,803)
Interest and miscellaneous income (expense), net	4,178	85	(1,497)	—	2,766
Equity in income from subsidiaries	235,774	249,630	—	(485,404)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	234,964	230,052	56,444	(484,743)	36,717
Income tax (expense) benefit	(65)	5,722	16,219	66	21,942
INCOME FROM CONTINUING OPERATIONS	234,899	235,774	72,663	(484,677)	58,659
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	176,967	—	176,967
NET INCOME	234,899	235,774	249,630	(484,677)	235,626
Less: Net income attributable to noncontrolling interest	—	—	727	—	727
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	234,899	235,774	248,903	(484,677)	234,899
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(17,650)	(27,226)	(17,650)	35,300	(27,226)
New Zealand joint venture cash flow hedges	1,431	775	1,431	(2,862)	775
Amortization of pension and postretirement plans, net of income tax	8,687	8,687	6,831	(15,518)	8,687
Total other comprehensive loss	(7,532)	(17,764)	(9,388)	16,920	(17,764)
COMPREHENSIVE INCOME	227,367	218,010	240,242	(467,757)	217,862
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(9,505)	—	(9,505)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$227,367	$218,010	$249,747	$(467,757)	$227,367

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of June 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,181	$67,962	$114,918	$—	$222,061
Restricted cash	75,000	—	—	—	75,000
Accounts receivable, less allowance for doubtful accounts	—	1,366	18,399	—	19,765
Inventory	—	—	18,484	—	18,484
Deferred tax asset	—	—	3,221	—	3,221
Prepaid and other current assets	—	3,294	18,271	—	21,565
Total current assets	114,181	72,622	173,293	—	360,096
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,121,614	—	2,121,614
NET PROPERTY, PLANT AND EQUIPMENT	—	332	5,811	—	6,143
INVESTMENT IN SUBSIDIARIES	1,612,064	1,928,695	—	(3,540,759)	—
INTERCOMPANY NOTES RECEIVABLE	218,854	21,075	—	(239,929)	—
OTHER ASSETS	3,473	24,710	119,921	—	148,104
TOTAL ASSETS	$1,948,572	$2,047,434	$2,420,639	$(3,780,688)	$2,635,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$9,026	$18,845	$—	$27,871
Accrued taxes	—	—	13,834	—	13,834
Uncertain tax positions	—	5,780	—	—	5,780
Accrued payroll and benefits	—	3,229	2,087	—	5,316
Accrued interest	2,590	3,308	27,279	(23,434)	9,743
Other current liabilities	—	1,322	27,543	—	28,865
Total current liabilities	2,590	22,665	89,588	(23,434)	91,409
LONG-TERM DEBT	325,000	143,706	301,380	—	770,086
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	24,699	(685)	—	24,014
OTHER NON-CURRENT LIABILITIES	—	6,804	23,796	—	30,600
INTERCOMPANY PAYABLE	—	237,496	790	(238,286)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,620,982	1,612,064	1,906,904	(3,518,968)	1,620,982
Noncontrolling interest	—	—	98,866	—	98,866
TOTAL SHAREHOLDERS’ EQUITY	1,620,982	1,612,064	2,005,770	(3,518,968)	1,719,848
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,948,572	$2,047,434	$2,420,639	$(3,780,688)	$2,635,957

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,181	$11,023	$58,440	$—	$199,644
Accounts receivable, less allowance for doubtful accounts	—	2,310	92,646	—	94,956
Inventory	—	—	138,818	—	138,818
Deferred tax assets	—	681	38,419	—	39,100
Prepaid and other current assets	—	2,369	44,207	—	46,576
Total current assets	130,181	16,383	372,530	—	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,049,378	—	2,049,378
NET PROPERTY, PLANT AND EQUIPMENT	—	2,612	858,209	—	860,821
INVESTMENT IN SUBSIDIARIES	1,627,315	2,764,211	—	(4,391,526)	—
INTERCOMPANY NOTES RECEIVABLE	228,032	20,659	—	(248,691)	—
OTHER ASSETS	3,689	36,258	216,261	—	256,208
TOTAL ASSETS	$1,989,217	$2,840,123	$3,496,378	$(4,640,217)	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$3,086	$66,207	$—	$69,293
Current maturities of long-term debt	—	112,500	—	—	112,500
Accrued taxes	—	4,855	3,696	—	8,551
Uncertain tax positions	—	5,780	4,767	—	10,547
Accrued payroll and benefits	—	11,382	13,566	—	24,948
Accrued interest	3,047	3,280	22,816	(19,612)	9,531
Accrued customer incentives	—	—	9,580	—	9,580
Other current liabilities	—	2,985	21,342	—	24,327
Current liabilities for dispositions and discontinued operations	—	—	6,835	—	6,835
Total current liabilities	3,047	143,868	148,809	(19,612)	276,112
LONG-TERM DEBT	325,000	847,749	288,975	—	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	69,543	—	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	91,471	4,183	—	95,654
OTHER NON-CURRENT LIABILITIES	—	11,493	15,732	—	27,225
INTERCOMPANY PAYABLE	—	118,227	125,921	(244,148)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,661,170	1,627,315	2,749,142	(4,376,457)	1,661,170
Noncontrolling interest	—	—	94,073	—	94,073
TOTAL SHAREHOLDERS’ EQUITY	1,661,170	1,627,315	2,843,215	(4,376,457)	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,989,217	$2,840,123	$3,496,378	$(4,640,217)	$3,685,501

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$138,535	$150,518	$84,350	$(147,007)	$226,396
INVESTING ACTIVITIES
Capital expenditures	—	(201)	(80,293)	—	(80,494)
Purchase of timberlands	—	—	(74,817)	—	(74,817)
Change in restricted cash	—	—	63,128	—	63,128
Investment in Subsidiaries	—	(62,800)	—	62,800	—
Other	—	—	(478)	—	(478)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(63,001)	(92,460)	62,800	(92,661)
FINANCING ACTIVITIES
Issuance of debt	—	1,238,389	—	—	1,238,389
Repayment of debt	—	(1,107,062)	—	—	(1,107,062)
Dividends paid	(124,628)	—	—	—	(124,628)
Proceeds from the issuance of common shares	3,347	—	—	—	3,347
Debt issuance costs	—	(12,380)	—	—	(12,380)
Repurchase of common shares	(1,834)	—	—	—	(1,834)
Purchase of timberland deeds for Rayonier Advanced Materials	(12,677)	—	—	—	(12,677)
Debt issuance funds distributed to Rayonier Advanced Materials	(924,943)	—	—	—	(924,943)
Proceeds from spin-off of Rayonier Advanced Materials	906,200	—	—	—	906,200
Change in restricted cash reserved for dividends	(75,000)	—	—	—	(75,000)
Intercompany distributions	—	(149,525)	65,318	84,207	—
Other	—	—	(680)	—	(680)
CASH USED FOR FINANCING ACTIVITIES	(229,535)	(30,578)	64,638	84,207	(111,268)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(50)	—	(50)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(91,000)	56,939	56,478	—	22,417
Balance, beginning of year	130,181	11,023	58,440	—	199,644
Balance, end of period	$39,181	$67,962	$114,918	$—	$222,061

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$248,552	$247,599	$212,977	$(473,456)	$235,672
INVESTING ACTIVITIES
Capital expenditures	—	(89)	(74,498)	—	(74,587)
Purchase of additional interest in New Zealand joint venture	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	(10,447)	—	(10,447)
Intercompany purchase of real estate	—	—	984	(984)	—
Jesup mill cellulose specialties expansion	—	—	(100,185)	—	(100,185)
Proceeds from disposition of Wood Products business	—	—	72,953	—	72,953
Change in restricted cash	—	—	7,603	—	7,603
Investment in Subsidiaries	(138,178)	(387,659)	—	525,837	—
Other	—	1,700	(1,163)	—	537
CASH USED FOR INVESTING ACTIVITIES	(138,178)	(386,048)	(244,632)	524,853	(244,005)
FINANCING ACTIVITIES
Issuance of debt	175,000	280,000	—	—	455,000
Repayment of debt	(250,000)	(23,087)	—	—	(273,087)
Dividends paid	(113,222)	—	—	—	(113,222)
Proceeds from the issuance of common shares	6,643	—	—	—	6,643
Excess tax benefits on stock-based compensation	—	—	7,399	—	7,399
Repurchase of common shares	(11,241)	—	—	—	(11,241)
Intercompany distributions	—	(108,549)	159,946	(51,397)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(192,820)	148,364	167,345	(51,397)	71,492
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(174)	—	(174)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(82,446)	9,915	135,516	—	62,985
Balance, beginning of year	252,888	23,324	4,384	—	280,596
Balance, end of period	$170,442	$33,239	$139,900	$—	$343,581

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Segments
We are a geographically diverse global land resources company primarily engaged in timberland management and the sale of real estate. We operate in two reportable business segments: Forest Resources and Real Estate. Prior to the second quarter of 2014, the Company operated in three reportable business segments, which included Performance Fibers. In June 2014, the Performance Fibers business was spun-off to Rayonier shareholders as a newly formed publicly traded company named Rayonier Advanced Materials. The results of the Performance Fibers segment are shown as discontinued operations for all periods presented.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2014	2013	2014	2013
Sales
Forest Resources
Atlantic	$19	$19	$40	$37
Gulf States	13	13	25	25
Northern	25	30	58	54
New Zealand	44	47	83	50
Total Forest Resources	101	109	206	166
Real Estate
Development	1	—	2	2
Rural	6	9	11	11
Non-Strategic Timberlands	27	4	27	25
Total Real Estate	34	13	40	38
Other Operations	28	33	60	58
Total Sales	$163	$155	$306	$262

Operating Income (Loss)
Forest Resources	$22	$21	$49	$34
Real Estate	28	6	29	23
Other Operations	—	2	(1)	2
Corporate and other	(10)	3	(21)	(5)
Operating Income	40	32	56	54
Interest Expense, Interest Income and Other	(20)	(8)	(32)	(17)
Income Tax (Expense) Benefit	(14)	16	(6)	22
Income from Continuing Operations	6	40	18	59
Discontinued Operations, Net	12	48	43	177
Net Income	18	88	61	236
Less: Net income (loss) attributable to noncontrolling interest	—	1	(1)	1
Net Income Attributable to Rayonier Inc.	$18	$87	$62	$235

Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.05	$0.30	$0.14	$0.44
Discontinued Operations	0.09	0.37	0.33	1.36
Net Income	$0.14	$0.67	$0.47	$1.80

FOREST RESOURCES

Sales (in millions)	2013	Changes Attributable to:		2014
Three Months Ended June 30,		Price	Volume/ Mix/Other
Atlantic	$19	$3	$(3)	$19
Gulf States	13	1	(1)	13
Northern	30	—	(5)	25
New Zealand	47	—	(3)	44
Total Sales	$109	$4	$(12)	$101

Sales (in millions)	2013	Changes Attributable to:		2014
Six Months Ended June 30,		Price	Volume/ Mix/Other
Atlantic	$37	$7	$(4)	$40
Gulf States	25	1	(1)	25
Northern	54	3	1	58
New Zealand (a)	50	2	31	83
Total Sales	$166	$13	$27	$206

(a)	First quarter 2014 included $38 million of sales from the consolidation of the New Zealand joint venture (“New Zealand JV”), whereas first quarter 2013 was accounted for on the equity method.

Operating Income (in millions)	2013	Changes Attributable to:			2014
Three Months Ended June 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$5	$3	$(2)	$—	$6
Gulf States	3	1	—	—	4
Northern	10	—	(1)	1	10
New Zealand	3	—	3	(4)	2
Total Operating Income	$21	$4	$—	$(3)	$22

Operating Income (in millions)	2013	Changes Attributable to:			2014
Six Months Ended June 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$10	$7	$(3)	$—	$14
Gulf States	5	1	—	1	7
Northern	15	3	4	1	23
New Zealand/Other	4	2	—	(1)	5
Total Operating Income	$34	$13	$1	$1	$49

In the Atlantic region, 2014 second quarter sales were comparable to 2013; however, sales increased 10 percent for the six months ended June 30, 2014. Second quarter and year-to-date operating income increased as compared to the prior year periods driven by higher pine prices resulting from strong pulpwood demand and restricted supply, partially offset by lower volumes. Unusually wet weather conditions in the South hindered harvest efforts during the second quarter.
Gulf region sales for the 2014 periods were comparable to 2013. Operating income improved 26 percent and 44 percent for the three and six months ending June 30, 2014, respectively, due to higher pine prices and non-timber income, partially offset by lower volumes due to the wet weather.
In the Northern region, 2014 second quarter sales declined while second quarter operating income remained consistent compared to 2013 as lower volumes due to high China log inventory were offset by lower costs. On a year-to-date basis, sales and operating income increased by 7 percent and 54 percent, respectively, compared to the 2013 periods primarily driven by strong pricing and volume from a surge in China demand earlier in the year.

In April 2013, we acquired an additional 39 percent ownership interest in our New Zealand JV. As a 65 percent owner, we began consolidating 100 percent of the New Zealand JV’s results of operations in the second quarter of 2013. The six months ended June 30, 2014 sales and operating results for New Zealand JV reflect this increased ownership.
In New Zealand, second quarter operating results were slightly lower than 2013 as prices declined in the export market due to the high China log inventories and were only partially offset by higher domestic prices and volumes. Year-to-date results were slightly higher compared to 2013, reflecting the lower 26 percent JV ownership in first quarter 2013, partially offset by lower export results.

REAL ESTATE
Our real estate holdings are primarily in the southeastern U.S. We segregate these real estate holdings into three groups: development HBU, rural HBU and non-strategic timberlands. Our strategy is to extract maximum value from our HBU properties while selling non-strategic holdings to reinvest in more strategic timberland properties.

Sales (in millions)	2013	Changes Attributable to:		2014
Three Months Ended June 30,		Price	Volume/Mix
Development	$—	$1	$—	$1
Rural	9	1	(4)	6
Non-Strategic Timberlands	4	—	23	27
Total Sales	$13	$2	$19	$34

Sales (in millions)	2013	Changes Attributable to:		2014
Six Months Ended June 30,		Price	Volume/Mix
Development	$2	$—	$—	$2
Rural	11	2	(2)	11
Non-Strategic Timberlands	25	(58)	60	27
Total Sales	$38	$(56)	$58	$40

Operating Income (in millions)	2013	Changes Attributable to:		2014
Three Months Ended June 30,		Price	Volume/Mix
Total Operating Income	$6	$2	$20	$28

Operating Income (in millions)	2013	Changes Attributable to:		2014
Six Months Ended June 30,		Price	Volume/Mix
Total Operating Income	$23	$(56)	$62	$29

Second quarter sales of $34 million and operating income of $28 million increased $21 million and $22 million, respectively, compared to the prior year period. Year-to-date, sales and operating income were 5 percent and 26 percent above the prior year. These increases were the result of higher non-strategic timberland sales, primarily from a 19,500 acre parcel in Florida, and a $6 million settlement of a bankruptcy claim related to a 2006 sale.
OTHER OPERATIONS
Second quarter sales from our New Zealand log trading business decreased $4 million compared to the prior year period as a result of high China log inventories. On a year-to-date basis, sales increased $6 million over the prior year period, driven by the strong China demand in the first quarter 2014. Operating income decreased $2 million for both periods when compared to 2013, primarily due to unfavorable movements in foreign currency exchange rates.
Corporate and Other Expense/Eliminations
Excluding the gain related to the consolidation of the New Zealand JV in the second quarter of 2013, corporate and other operating expenses of $10 million in the second quarter of 2014 improved $2 million due primarily to lower benefit costs. On a year-to-date basis, corporate and other expenses were comparable. Although all periods have been restated for the discontinued operations of the Performance Fibers business, corporate expenses previously allocated to the Performance Fibers operating results are not permitted to be allocated to discontinued operations under generally accepted accounting principles. Going forward, the Company expects annual corporate expenses to approximate $20 million.
Interest and Other Expense
Interest and other expenses of $20 million in the second quarter were $11 million above the prior year period due to $5 million of interest related to the early repayment of debt in connection with the spin-off of the Performance Fibers business and unfavorable mark-to-market valuations on New Zealand interest rate swaps. Additionally, other expenses in the second quarter included a $4 million asset write-off associated with a long-standing directors’ charitable award program that was transferred to Rayonier Advanced Materials.
Income Tax Expense
The second quarter income tax benefit from continuing operations before discrete items was $1 million compared to an income tax benefit of $10 million in 2013. The income tax benefit represents tax benefits from losses at Rayonier's taxable operations from interest and general administrative expenses not allowed to be allocated to the discontinued operations of the Performance Fibers business. Including discrete items, the second quarter income tax expense from continuing operations was $14 million compared to an income tax benefit of $16 million in the second quarter of 2013. As a result of the spin-off of the Performance Fibers business, a $16 million valuation allowance related to the cellulosic biofuel producer credit (“CBPC”) was recorded reflecting Rayonier's limited potential use of the CBPC prior to its expiration on December 31, 2016.
The year-to-date income tax benefit from continuing operations before discrete items was $7 million compared to $16 million in 2013. Including discrete items, the income tax expense from continuing operations was $6 million compared to a $22 million tax benefit in 2013.
Outlook
With the successful completion of the spin-off, Rayonier is positioned as an international pure-play timberland REIT. We expect our portfolio of highly-productive timberlands to generate increasing cash flow as U.S. housing starts gradually improve. We anticipate 2014 results from our timberlands in the U.S. South will be well above the prior year as demand continues to improve. In the U.S. Pacific Northwest and New Zealand, we expect higher log inventories in China to result in lower prices in the second half of 2014. Accordingly, we anticipate Forest Resources' full year results will be modestly below our earlier guidance from the first quarter of 2014, but well above 2013. In Real Estate, we expect 2014 results will be comparable to 2013.

We are committed to creating shareholder value from an attractive, growing dividend funded by recurring, operational cash flow from our Forest Resources and Real Estate segments. Operational cash flows are expected to benefit from gradually improving U.S. housing starts, continued investments in advanced silviculture, and incremental harvest volumes from timberland acquisitions. Through the first half of 2014, we acquired 35,000 acres of highly productive timberlands for $75 million. We are pleased with the quality of these assets and look to further utilize our strong balance sheet while maintaining a disciplined approach to pursuing other timberland properties to add to our portfolio.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality in working capital needs and long-term debt has been used to fund major acquisitions and strategic projects.
Summary of Liquidity and Financing Commitments (in millions of dollars)

	June 30,	December 31,
	2014	2013
Cash and cash equivalents (a)	$222	$200
Restricted cash	75	—
Total debt	770	1,574
Shareholders’ equity	1,720	1,755
Total capitalization (total debt plus equity)	2,490	3,329
Debt to capital ratio	31%	47%

(a)	Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less and money market accounts.

Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30. The Consolidated Statements of Cash Flows for both 2014 and 2013 have not been restated to exclude discontinued operations.

	2014	2013
Cash provided by (used for):
Operating activities	$226	$236
Investing activities	(93)	(244)
Financing activities	(111)	71
Cash Provided by Operating Activities
The decline in cash provided by operating activities in 2014 was primarily attributable to lower income from the Performance Fibers business partially offset by lower working capital requirements as 2013 included a $70 million payment to exchange AFMC for CBPC.
Cash Used for Investing Activities
Cash used for investing activities decreased compared to 2013. The prior year period included the purchase of an additional interest in the New Zealand JV for $140 million and Cellulose Specialties Expansion project costs of $100 million. The change in restricted cash of $56 million, due to the timing of like-kind exchanges, also contributed to the decline in cash used for investing activities. Partially offsetting these were a $64 million increase in timberland acquisitions in 2014 and $73 million from the sale of our Wood Products business in 2013.
Cash (Used for) Provided By Financing Activities
Cash provided by financing activities decreased over the prior year period primarily due to transactions related to the spin-off of the Performance Fibers business. Also contributing to the decrease was the allocation of $75 million to restricted cash, which will be used to pay a special dividend of $0.50 per Rayonier common share in third quarter 2014. In addition, net debt borrowings (including debt issuance costs) decreased $63 million and regular dividend payments increased $11 million.
Expected 2014 Expenditures
For the first half of 2014, prior to the spin-off of the Performance Fibers business, capital expenditures were $80 million, excluding strategic timberland acquisitions. We expect capital expenditures for the remainder of 2014 to total approximately $35 million to $40 million, excluding strategic timberland acquisitions. We are currently under contract for an $18 million timberland acquisition. We do not expect any cash payments for income taxes during the second half of 2014. Dividend payments for the second half of 2014 are expected to be approximately $139 million, which includes the third quarter special dividend of $0.50 per share in addition to the regular quarterly dividend of $0.30 per share. We have no mandatory pension contributions in 2014.

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

We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income to EBITDA Reconciliation
Net Income	$18	$88	$61	$236
Interest, net, continuing operations	16	9	28	17
Income tax expense, continuing operations	14	(16)	6	(22)
Depreciation, depletion and amortization	28	30	54	51
Discontinued operations (a)	29	44	67	92
EBITDA	$105	$155	$216	$374
(a) Includes income, interest, income tax expense, and depreciation and amortization from discontinued operations
EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
EBITDA by Segment
Forest Resources	$44	$49	$96	$78
Real Estate	34	8	36	29
Other Operations	—	2	(1)	2
Corporate and other (a)	27	96	85	265
EBITDA	$105	$155	$216	$374
(a) Corporate and other includes EBITDA from the Performance Fibers business of $41 million and $93 million for the three months ended June 30, 2014 and 2013, respectively. Performance Fibers EBITDA included within Corporate and Other was $110 million for the six months ended June 30, 2014 and $200 million for the six months ended June 30, 2013.
Second quarter and year-to-date 2014 EBITDA decreased from 2013 primarily due to lower results from the Performance Fiber business, partially offset by higher results from Forest Resources and Real Estate. In addition, second quarter 2013 EBITDA includes a $16 million gain related to the consolidation of the New Zealand JV and EBITDA for the six months ended June 30, 2013 includes a $64 million gain on the sale of Wood Products as well as the $16 million gain related to the consolidation of the New Zealand JV.

The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Other Operations	Corporate and Other	Total
Three Months Ended June 30, 2014
Operating Income	$22	$28	$—	$(10)	$40
Add: Depreciation, depletion and amortization	22	6	—	—	28
Add: Costs related to spin-off of Performance Fibers business	—	—	—	(4)	(4)
Add: Discontinued operations (a)	—	—	—	41	41
EBITDA	$44	$34	$—	$27	$105

Three Months Ended June 30, 2013
Operating Income	$21	$6	$2	$3	$32
Add: Depreciation, depletion and amortization	28	2	—	—	30
Add: Discontinued operations (a)	—	—	—	93	93
EBITDA	$49	$8	$2	$96	$155

Six Months Ended June 30, 2014
Operating Income	$49	$29	$(1)	$(21)	$56
Add: Depreciation, depletion and amortization	47	7	—	—	54
Add: Costs related to spin-off of Performance Fibers business	—	—	—	(4)	(4)
Add: Discontinued operations (a)	—	—	—	110	110
EBITDA	$96	$36	$(1)	$85	$216

Six Months Ended June 30, 2013
Operating Income	$34	$23	$2	$(5)	$54
Add: Depreciation, depletion and amortization	44	6	—	1	51
Add: Discontinued operations (a)	—	—	—	269	269
EBITDA	$78	$29	$2	$265	$374

(a) Includes income, interest, and depreciation and amortization from discontinued operations.
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
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities	$226	$236
Capital expenditures (a)	(80)	(75)
Change in committed cash	5	1
Excess tax benefits on stock-based compensation	—	7
Other	3	1
Discontinued operations	(64)	(78)
CAD	90	92
Mandatory debt repayments	—	—
Adjusted CAD	$90	$92

Cash used for investing activities	$(93)	$(244)
Cash (used for) provided by financing activities	$(111)	$71

(a)
Capital expenditures exclude strategic capital of $75 million for timberland acquisitions during the six months ended June 30, 2014. Strategic capital totaled $140 million for the purchase of additional interest in the New Zealand JV and $10 million for timberland acquisitions for the six months ended June 30, 2013.

Adjusted CAD decreased slightly compared to the prior year period as improved operating results from Forest Resources and Real Estate and lower tax payments during 2014 were offset by higher capital expenditures. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
As part of the spin-off of the Performance Fibers business, Rayonier Advanced Materials, while a subsidiary of Rayonier, issued $950 million of new debt. Rayonier Advanced Materials distributed $906 million from the proceeds of this new debt to the Company prior to the spin-off, including $75 million restricted to shareholder dividend payments. Rayonier used the remainder of the distribution, as well as available cash, to make repayments of $280 million on its unsecured revolving credit facility, $500 million on its term credit agreement, and $112.5 million on its installment note due 2014.
Net repayments of $80 million were made in the first quarter on the revolving facility. At June 30, 2014, the Company had available borrowings of $448 million under the credit facility and additional draws available of $640 million under the term credit agreement. Effective July 7, 2014 the revolving credit facility and term credit agreement were amended to reduce the Company’s borrowing capacity and related commitment fees. The revolving credit facility was reduced to $200 million and the term credit agreement was reduced to $100 million.
During the six months ended June 30, 2014, the New Zealand JV had no net activity on its working capital facility or revolving credit facility. Additional draws totaling $20 million remain available on the revolving facility. In addition, the New Zealand JV paid $1.2 million on its shareholder loan held with the non-controlling interest party. Unfavorable changes in exchange rates during the first half of 2014 resulted in a $1.8 million and $12 million increase to debt on a US dollar basis for the shareholder loan and revolving facility, respectively.
As of March 31, 2014, the 4.50% Senior Exchangeable Notes due 2015 were exchangeable at the option of the holders for the calendar quarter ending June 30, 2014. According to the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. During the six months ended June 30, 2014, the note holders did not elect to exercise the exchange option. These notes are also exchangeable in the third quarter based upon the average stock price for the 30 trading days ending June 30, 2014. If the note holders exercise their options prior to September 30, 2014, the Company intends to repay the principal of the notes by accessing its revolving credit facility. Any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier.
In connection with our installment note, term credit agreement and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, ratios based on consolidated funded debt compared to consolidated net worth, and ratios of subsidiary debt to consolidated net tangible assets. Covenants must also be met in connection with the New Zealand JV’s credit facility, including ratios of debt to forestry and land valuations and ratios of operating cash flows to financing costs. As of June 30, 2014, we were in compliance with all applicable covenants. In addition to these financial covenants, the mortgage note, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others.
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. In July 2014, Standard & Poor’s Ratings Services lowered its ratings on Rayonier, including our corporate credit rating, to “BBB” from “BBB+.” Our outlook was revised, however, to “Stable” from “Credit Watch Negative,” which went into effect during January 2014 in light of the announced spin-off of the Performance Fibers business.

Off-Balance Sheet Arrangements
See Note 11 — Guarantees for details on the letters of credit, surety bonds and guarantees as of June 30, 2014.

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
The following table aggregates our contractual financial obligations as of June 30, 2014 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2014	2015-2016	2017-2018	Thereafter
Long-term debt (a)	$771	$—	$336	$63	$372
Current maturities of long-term debt	—	—	—	—	—
Interest payments on long-term debt (b)	126	14	46	26	40
Operating leases — timberland	184	4	20	18	142
Postretirement obligations (c)	1	—	1	—	—
Operating leases — PP&E, offices	7	1	3	1	2
Uncertain tax positions (d)	6	6	—	—	—
Purchase obligations — derivatives (e)	5	—	—	2	3
Purchase obligations — other	1	—	—	1	—
Total contractual cash obligations	$1,101	$25	$406	$111	$559

(a)	The book value of our long-term debt is currently recorded at $770.0 million on the Company’s consolidated balance sheet, but upon maturity the liability will be $770.5 million.

(b)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2014.

(c)	These amounts represent an estimate of our projected payments related to our unfunded excess pension plan and our postretirement medical and life insurance plans for the next ten years.

(d)	See Note 4 — Income Taxes for additional information on uncertain tax positions.

(e)	Purchase obligations represent payments expected to be made on derivative instruments held in New Zealand. See Note 9 —Derivative Financial Instruments and Hedging Activities.
Sales Volume by Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Forest Resources — in thousands of short green tons
Atlantic	698	904	1,534	1,772
Gulf States	451	514	889	923
Northern	447	512	991	967
New Zealand
Domestic	314	401	623	401
Export	209	200	359	200
Total	2,119	2,531	4,396	4,263
Real Estate — in acres
Development	68	47	95	133
Rural	2,030	3,831	3,763	5,006
Non-Strategic Timberlands	23,185	3,372	23,547	8,947
Total	25,283	7,250	27,405	14,086

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of June 30, 2014 we had $15 million of U.S. long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.2 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
As of June 30, 2014, our New Zealand JV had $205 million of long-term variable rate debt. This debt is subject to interest rate risk resulting from changes in the 90 day New Zealand Bank bill rate. However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amounts of the outstanding interest rate swap contracts at June 30, 2014 were $181 million, or 88 percent of the variable rate debt. The interest rate swap contracts have maturities between one and six years.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at June 30, 2014 was $620 million compared to the $550 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2014 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $26 million.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At June 30, 2014, the New Zealand JV had foreign currency exchange contracts with a notional amount of $20 million and foreign currency option contracts with a notional amount of $46 million outstanding.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2014.
In the quarter ended June 30, 2014, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings
Altamaha Riverkeeper Litigation—Jesup Mill. In November 2013, Rayonier received a “sixty day letter” from lawyers representing a non-profit environmental organization, the Altamaha Riverkeeper. In the letter, the Altamaha Riverkeeper threatened to file a citizen suit against Rayonier as permitted under the federal Clean Water Act and the Georgia Water Quality Control Act due to what the letter alleged to be ongoing violations of such laws, if Rayonier did not correct such violations within 60 days of the date of the letter. The allegations related to the color and odor of treated effluent discharged into the Altamaha River by Rayonier’s Jesup, Georgia mill, which is now owned and operated by Rayonier Advanced Materials following the spin-off of Rayonier’s Performance Fibers business on June 27, 2014.
On March 26, 2014, Rayonier was served with a complaint, captioned Altamaha Riverkeeper, Inc. v. Rayonier Inc. and Rayonier Performance Fibers LLC, which was filed in the U.S. District Court for the Southern District of Georgia. In the complaint, the Altamaha Riverkeeper alleges, among other things, violations of the federal Clean Water Act and Georgia Water Quality Control Act, negligence and public nuisance, relating to the permitted discharge from the Jesup mill. The complaint seeks, among other things, injunctive relief, monetary damages, and attorneys’ fees and expenses. The total amount of monetary relief being sought by the plaintiff cannot be determined by Rayonier at this time.
In connection with Rayonier’s spin-off of its Performance Fibers business, and pursuant to the related Separation and Distribution Agreement between Rayonier and Rayonier Advanced Materials, Rayonier Advanced Materials has assumed any liability of Rayonier in connection with this matter and has agreed to indemnify and hold Rayonier harmless in connection with the same.
Antidumping Investigation. In February 2013, China’s Ministry of Commerce (“MOFCOM”) initiated an anti-dumping investigation of imports of dissolving wood, cotton and bamboo pulp into China from the U.S., Canada and Brazil during 2012. In November 2013, MOFCOM issued a preliminary determination that Rayonier’s lower purity product used in commodity viscose applications in its Performance Fibers business would be subject to a 21.7% interim duty effective November 7, 2013. However, Rayonier’s high-value cellulose acetate products, which constituted a large majority of Rayonier’s sales into China, were specifically excluded from assessment of any dumping duty, and Rayonier’s other high-value cellulose products were, likewise, exempted from any dumping duty because their higher quality specifications, including in the area of cellulose purity, do not meet the specifications applicable to lower-purity products that are dutiable under the preliminary determination.
On April 6, 2014, after completion of its investigation, MOFCOM issued its final determination, which was substantially similar to its November 2013 preliminary determination except that Rayonier’s final duty for lower purity, commodity viscose products declined to 17.2%. This matter relates to the Performance Fibers business, which was spun-off from Rayonier on June 27, 2014. Accordingly, Rayonier does not anticipate any material impact on its businesses following the spin-off as a result of MOFCOM’s final determination.

Item 6.    Exhibits

2.1	Separation and Distribution Agreement, dated May 28, 2014 by and between Rayonier Inc. and Rayonier Advanced Materials Inc.**	Incorporated by reference to Exhibit 2.1 to the Registrant’s May 30, 2014 Form 8-K
4.1	Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014.	Incorporated by reference to Exhibit 4.1 to the Registrant’s May 22, 2014 Form 8-K
10.1
Amendment No. 1 to the Amended and Restated Five-Year Revolving Credit Agreement, dated as of May 6, 2014, among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, the lenders party thereto and Credit Suisse AG, as administrative agent

Incorporated by reference to Exhibit 10.1 to the Registrant’s May 7, 2014 Form 8-K
10.2
First Amendment Agreement, dated as of May 6, 2014, among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, the lenders party thereto and CoBank ACB, as administrative agent, amending that certain Credit Agreement among such parties dated as of December 17, 2012

Incorporated by reference to Exhibit 10.2 to the Registrant’s May 7, 2014 Form 8-K
10.3	Agreement between Rayonier Advanced Materials, Inc. and Paul G. Boynton regarding special stock grant, dated May 28, 2014*	Incorporated by reference to Exhibit 10.1 to the Registrant’s May 30, 2014 Form 8-K
10.4	Transition Services Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2014 Form 8-K
10.5	Tax Matters Agreement, dated as of June 27, 2014, by and among Rayonier Inc., Rayonier Advanced Materials Inc., Rayonier TRS Holdings Inc. and Rayonier A.M. Products Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2014 Form 8-K
10.6	Employee Matters Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2014 Form 8-K
10.7	Intellectual Property Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K
10.8	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Filed herewith
10.9	Rayonier Incentive Stock Plan, as amended*	Filed herewith
10.10	Description of Rayonier 2014 Performance Share Award Program*	Filed herewith
10.11
Deed of Amendment and Restatement of Shareholder Agreement, dated April 22, 2014, by and among Rayonier Canterbury LLC, Waimarie Forests Pty Limited, Matariki Forestry Group, Matariki Forests and Phaunos Timber Fund Limited

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
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013; (ii) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements
Filed herewith
* Management contract or compensatory plan.
** Certain schedules and similar attachments have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rayonier will furnish supplemental copies of any such schedules or attachments to the U.S. Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/S/ H. EDWIN KIKER
H. Edwin Kiker Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Date: August 8, 2014