Form 10-K/A
period 2013-12-31
RAYONIER INC
filed 2014-11-10
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
(AMENDMENT NO. 1)
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
As of November 3, 2014, there were outstanding 126,726,146 Common Shares of the registrant.
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2014 annual meeting of the shareholders of the registrant scheduled to be held May 15, 2014, are incorporated by reference in Part III hereof.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amended Form 10-K”) of Rayonier Inc. (the “Company”) for the fiscal year ended December 31, 2013 is being filed to amend and restate in their entirety the following items of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed on February 28, 2014 (the “Initial Form 10-K”): (i) Item 1 of Part I, “Business,” (ii) Item 1A of Part I, “Risk Factors,” (iii) Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (iv) Item 8 of Part II, “Financial Statements and Supplementary Data,” (v) Item 9A of Part II, “Controls and Procedures” and (vi) Item 15 of Part IV, “Exhibits, Financial Statement Schedules.”
On June 27, 2014, the Company spun off its Performance Fibers business to its shareholders as a newly formed publicly traded company named Rayonier Advanced Materials Inc. Following the spin-off, new management conducted a review of the Company’s operations and business strategies and identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in each of the quarterly periods ended March 31, 2014 and June 30, 2014. At the direction of the Company’s Board of Directors, management commenced an internal review of these matters with the assistance of independent counsel, forensic accountants and financial advisers.
As a result of the internal review, the Company concluded that it had previously included in its merchantable timber inventory for 2014 disclosed in Part I, Item 1 of the Initial Form 10-K, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas, which was incorrect, inconsistent with its definition of merchantable timber inventory, and a significant change from prior years. This Amended Form 10-K clarifies the Company’s current definition of merchantable timber inventory and, as further described in the table set forth below, corrects the disclosure of merchantable timber inventory as of December 31, 2013 in Part I, Item 1 of the Initial Form 10-K, consistent with that definition.

(Tons in 000s)	As disclosed in the Initial Form 10-K	As disclosed in this Amended Form 10-K	Percentage Difference
Atlantic	37,121	34,324	(8)%
Gulf	28,534	24,641	(14)%
Northern	9,097	7,370	(19)%
New Zealand	13,792	13,792	—%
Total	88,544	80,127	(10)%
In addition, the Company concluded that it understated its depletion expense in cost of goods sold (referred to as “Cost of sales” in the Company’s consolidated statements of income and comprehensive income) by approximately $2.0 million in each of the quarterly periods ended March 31, 2014 and June 30, 2014, which resulted in a corresponding overstatement of income from continuing operations of $1.9 million and $2.0 million, respectively, in those periods. The Company has filed, concurrently with this Amended Form 10-K, amendments to its Forms 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and restated its interim consolidated financial statements for those periods.
Management and Ernst & Young LLP, the Company’s independent registered public accounting firm (“E&Y”), originally concluded that there was not a material weakness in the Company's internal control over financial reporting as of December 31, 2013, and this conclusion was reflected in the Initial Form 10-K. Subsequent to the Initial Form 10-K and in connection with the restatement discussed above, under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting. After extensive consultation with E&Y and the Company’s forensic accountants, management has now concluded that the Company did not maintain effective control, as of December 31, 2013, over the accounting for depletion expense. Specifically, the Company’s controls related to the preparation and review of the annual depletion calculation which commenced in 2013 were not adequate to ensure that the changes in depletion rate estimates used to recognize depletion expense in 2014 were in accordance with accounting principles generally accepted in the United States of America. Further, these controls relied, in part, on electronic data from information technology systems with ineffective user access and program change management general controls. Accordingly, management has now concluded that the Company's internal control over financial reporting was ineffective at December 31, 2013 based on the aggregation of these deficiencies. E&Y has reached the same conclusion. As such, both management’s assessment and the report of E&Y on internal control over financial reporting as of December 31, 2013 should no longer be relied upon.
E&Y has not withdrawn its audit report on the financial statements included in the Initial Form 10-K. However, the Company is filing this Amended Form 10-K to revise Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, in each case, disclosing management’s determination that, as of December 31, 2013, there was a material weakness in the Company's internal control over

2

financial reporting. However, the Company has concluded that the existence of this material weakness did not result in a material misstatement of the financial statements included in the Initial Form 10-K. In this regard, the Company determined that errors in depletion expense calculated in the years ended December 31, 2013 and 2012 were immaterial and did not require restatement. The cumulative effect of the immaterial errors in depletion expense for these and prior periods are reflected in the Company’s financial statements for the third quarter of 2014 as an out-of-period adjustment.
This Amended Form 10-K sets forth the Initial Form 10-K in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amended Form 10-K amends and restates only the following Items of the Initial Form 10-K, and only with respect to the correction of merchantable timber inventory as of December 31, 2013 and matters relating to the material weaknesses in internal control over financial reporting:
Part I
Item 1. Business
Item 1A. Risk Factors
Part II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9A. Controls and Procedures
Part IV
Item 15. Exhibits, Financial Statement Schedules
With respect to Item 15, we are including for filing with this Amended Form 10-K only (i) certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2, (ii) updated consents from E&Y and Deloitte & Touche LLP as Exhibits 23.1 and 23.2, (iii) updated powers of attorney as Exhibit 24, and (iv) various exhibits related to XBRL.
Except as otherwise set forth in this Explanatory Note, this Amended Form 10-K does not modify or update other disclosures presented in the Initial Form 10-K. Accordingly, except for the items identified above, this Amended Form 10-K speaks as of February 28, 2014, the date of the Initial Form 10-K, and any forward-looking statements represent management’s views as of the date of the Initial Form 10-K and should not be assumed to be correct as of any date thereafter. This Amended Form 10-K should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Form 10-K.

3

i

INDEX TO FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	F- 1
Reports of Independent Registered Public Accounting Firms	F- 3
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2013	F- 7
Consolidated Balance Sheets as of December 31, 2013 and 2012	F- 8
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2013	F- 9
Notes to Consolidated Financial Statements	F- 11

INDEX TO FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts	F- 71
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F- 72
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
Our Northern U.S. timberland holdings are located in the state of Washington and consist of approximately 0.4 million acres. These timberlands consist primarily of second and third growth western-hemlock, Douglas-fir, Sitka spruce, and western red cedar. The majority of the merchantable volume of the Washington timberlands is western-hemlock and Douglas-fir. A small percentage of the Washington timberlands consists of natural hardwood stands of predominantly red alder.

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
We define merchantable timber inventory as an estimate of timber volume beyond a specified age that approximates such timber’s earliest economically harvestable age. Our estimate includes certain timber located in restricted or environmentally sensitive areas based on an estimate of lawfully recoverable volumes from such areas. The estimate does not include volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. Estimates are based on an inventory system that involves periodic statistical sampling. Adjustments are made on the basis of growth estimates, harvest information and environmental and operational restrictions. The merchantable age (i.e., the age at which timber moves from pre-merchantable to merchantable) is 15 years for our Atlantic and Gulf States timberlands, excluding Oklahoma, 17 years for Oklahoma, 35 years for our Northern timberlands, and 20 years for radiata pine in our New Zealand timberlands. Our estimated merchantable timber inventory may change over time as timber is harvested, as pre-merchantable timber converts to merchantable timber, as existing merchantable timber inventory grows, and as we periodically update our statistical sampling and growth and yield models.
The following table provides a breakdown of our estimated merchantable timber inventory by location and type as of December 31, 2013 reflecting our definition of merchantable timber described above (in thousands of short green tons):

Location	Softwood	Hardwood	Total	%
Atlantic	23,585	10,739	34,324	43
Gulf	18,671	5,970	24,641	31
Northern	6,915	455	7,370	9
New Zealand	13,420	372	13,792	17
Total	62,591	17,536	80,127	100%
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

New Risk Factors in this Form 10-K/A
We have identified a material weakness in our internal control over financial reporting at December 31, 2013. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, and our failure to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As more fully disclosed in Item 9A. “Controls and Procedures,” subsequent to the filing of the Initial Form 10-K and in connection with the restatement discussed elsewhere in this Amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, management conducted a reevaluation of the effectiveness of our internal control over financial reporting. After extensive consultation with E&Y and our forensic accountants, management has now concluded that we did not maintain effective control, as of December 31, 2013, over the accounting for depletion expense. Accordingly, our internal control over financial reporting was ineffective at December 31, 2013 based on the aggregation of these deficiencies. E&Y has reached the same conclusion. We have now concluded that certain material weaknesses existed in our internal control over financial reporting as of December 31, 2013.
Under standards established by the PCAOB, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Under the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), a material weakness in the design of monitoring controls indicates that we have not sufficiently developed and/or documented (i.e., designed) internal controls by which management can review and oversee (i.e., monitor) our financial information to detect and correct material errors or that the personnel responsible for performing the review did not have the sufficient skill set or knowledge of the subject matter to perform a proper assessment.
We have initiated a plan to remediate the material weakness described above, the implementation of which began in the third quarter of 2014. However, we can give no assurance that the measures we take will remediate the material weaknesses or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

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
Disclosure Controls and Procedures
Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed with the objective of ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act, such as this annual report on Form 10-K, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Internal Controls Over Financial Reporting
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
Based on an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were not effective as of December 31, 2013.
On June 27, 2014, the Company spun off its Performance Fibers business to its shareholders as a newly formed publicly traded company named Rayonier Advanced Materials Inc. Following the spin-off, new management conducted a review of the Company’s operations and business strategies and identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in each of the quarterly periods ended March 31, 2014 and June 30, 2014. At the direction of the Company’s Board of Directors, management commenced an internal review into these matters with the assistance of independent counsel, forensic accountants and financial advisers. As a result of the internal review, the Company concluded that it included in merchantable timber inventory, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas, which was incorrect, inconsistent with the Company’s definition of merchantable timber inventory, and a significant change from prior years. As a result, the Company concluded that it understated depletion expense in cost of goods sold (referred to as “Cost of sales” in the Company's consolidated statements of income and comprehensive income) by approximately $2.0 million in each of the quarterly periods ended March 31, 2014 and June 30, 2014, which resulted in a corresponding overstatement of income from continuing operations of $1.9 million and $2.0 million, respectively, in those periods. The Company has filed amendments to its Forms 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and restated its interim consolidated financial statements for those periods.
Management and E&Y originally concluded that there was not a material weakness in the Company's internal control over financial reporting as of December 31, 2013, and this conclusion was reflected in the Company’s Initial Form 10-K. Subsequent to the filing of the Initial Form 10-K and in connection with the restatement discussed above, under the direction of the Chief Executive Officer and Chief Financial Officer, management conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting. After extensive consultation with E&Y and the Company’s forensic accountants, management has now concluded that the Company did not maintain effective control, as of December 31, 2013, over the accounting for depletion expense. Specifically, the Company’s controls related to the preparation and review of the annual depletion calculation which commenced in 2013 were not adequate to ensure that the changes in depletion rate estimates used to recognize depletion expense in 2014 were in accordance with accounting principles generally accepted in the United States of America. Further, these controls relied, in part, on electronic data from information technology systems with ineffective user access and program change management general controls. Accordingly, management has now concluded that the Company’s internal control over financial reporting was ineffective at December 31, 2013 based on the aggregation of these deficiencies. E&Y has reached the same conclusion.
However, the Company has concluded that the existence of this material weakness did not result in a material misstatement of the financial statements included in the Initial Form 10-K. In this regard, the Company determined that errors in depletion expense calculated in the years ended December 31, 2013 and 2012 were immaterial and did not require restatement. The cumulative effect of the immaterial errors in depletion expense for these and prior periods are reflected in the Company’s financial statements for the third quarter of 2014 as an out-of-period adjustment.

In addition, because this material weakness was not adequately remediated as of March 31, 2014, June 30, 2014 or September 30, 2014, the Company’s internal control over financial reporting was ineffective at those dates as well. There were no other changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2013 that materially affected, or are likely to materially affect, its internal control over financial reporting.
Remediation Plan
The Company has initiated a plan to remediate the material weakness described above. The implementation of this plan began in the third quarter of 2014 and consists of the following main elements:

•
enhancing senior finance management supervision and review of the depletion rate estimates and coordination with the Company’s technical and operations personnel as to volumes of merchantable timber included in the calculation of depletion expense,

•	instituting more formal procedures around the review and approval of changes to the estimate of merchantable timber inventory and its effect on the calculation of depletion expense, and

•	implementing controls over user access and changes to system data used in the depletion rate estimates.
Prior to the remediation of the material weakness, there is a risk that material misstatements in the Company's interim or annual financial statements may occur. The Company can give no assurance that the measures it takes will remediate the material weakness that it has identified or that additional material weaknesses will not arise in the future. The Company will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes management determines to be appropriate.

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
See Item 15 (a)(2).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To Our Shareholders:
The management of Rayonier Inc. and its subsidiaries (“Rayonier”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our system of internal controls over financial reporting is designed to provide reasonable assurance to Rayonier's management and Board of Directors regarding the preparation and fair presentation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Rayonier management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of December 31, 2013.
On June 27, 2014, Rayonier spun off its Performance Fibers business to its shareholders as a newly formed publicly traded company named Rayonier Advanced Materials Inc. Following the spin-off, new management conducted a review of Rayonier's operations and business strategies and identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in each of the quarterly periods ended March 31, 2014 and June 30, 2014. At the direction of Rayonier's Board of Directors, management commenced an internal review into these matters with the assistance of independent counsel, forensic accountants and financial advisers. As a result of the internal review, Rayonier concluded that it included in merchantable timber inventory, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas, which was incorrect, inconsistent with Rayonier's definition of merchantable timber inventory, and a significant change from prior years. In addition, Rayonier concluded that it understated depletion expense in cost of goods sold (referred to as “Cost of sales” in Rayonier's consolidated statements of income and comprehensive income) by approximately $2 million in each of the quarterly periods ended March 31, 2014 and June 30, 2014, which resulted in a corresponding overstatement of income from continuing operations of $1.9 million and $2.0 million, respectively, in those periods. Rayonier is concurrently filing amendments to its Forms 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and restating its interim consolidated financial statements for those periods.
Management and Ernst & Young LLP, its independent registered public accounting firm (“E&Y”) originally concluded that there was not a material weakness in Rayonier's internal control over financial reporting as of December 31, 2013, and this conclusion was reflected in Rayonier's Initial Form 10-K. Subsequent to the filing of the Initial Form 10-K and in connection with the restatement discussed above, under the direction of the Chief Executive Officer and Chief Financial Officer, management conducted a reevaluation of the effectiveness of Rayonier's internal control over financial reporting. After extensive consultation with E&Y and Rayonier’s forensic accountants, management has now concluded that Rayonier did not maintain effective control, as of December 31, 2013, over the accounting for depletion expense. Specifically, Rayonier's controls related to the preparation and review of the annual depletion calculation which commenced in 2013 were not adequate to ensure that the changes in depletion rate estimates used to recognize depletion expense in 2014 were in accordance with accounting principles generally accepted in the United States of America. Further, these controls relied, in part, on electronic data from information technology systems with ineffective user access and program change management general controls. Accordingly, management has now concluded that Rayonier's internal control over financial reporting was ineffective at December 31, 2013 based on the aggregation of these deficiencies. E&Y has reached the same conclusion.
However, Rayonier has concluded that the existence of this material weakness did not result in a material misstatement of the financial statements included in the Initial Form 10-K. In this regard, Rayonier determined that errors in depletion expense calculated in the years ended December 31, 2013 and 2012 were immaterial and did not require restatement. The cumulative effect of the immaterial errors in depletion expense for these and prior periods are reflected in Rayonier’s financial statements for the third quarter of 2014 as an out-of-period adjustment.
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
E&Y, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013. The report on the Company’s internal control over financial reporting as of December 31, 2013, is on page F-4.

RAYONIER INC.

By:	/s/ DAVID L. NUNES
David L. Nunes President and Chief Executive Officer
November 10, 2014

By:	/s/ H. EDWIN KIKER
H. Edwin Kiker Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
November 10, 2014

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 28, 2014, except for the effects of the material weakness described in the seventh paragraph of that report as to which the date is November 10, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 28, 2014, except as it relates to the material
weakness referenced in the fourth paragraph above, as
to which the date is November 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rayonier Inc.
We have audited Rayonier Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31,2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(1992 framework)” (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our report dated February 28, 2014, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria. Management has subsequently determined that a deficiency in controls as described in the following paragraph existed as of December 31, 2013, and has further concluded that such deficiency represented a material weakness as of December 31, 2013. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2013. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the Company's accounting for depletion expense. Specifically, the Company’s controls related to the preparation and review of the annual depletion calculation which commenced in 2013 were not adequate to ensure that the changes in depletion rate estimates used to recognize depletion expense in 2014 were in accordance with accounting principles generally accepted in the United States of America. Further, these controls relied, in part, on electronic data from information technology systems with ineffective user access and program change management general controls. Accordingly, the Company’s management has now concluded that its internal control over financial reporting was ineffective at December 31, 2013 based on the aggregation of these deficiencies. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated February 28, 2014, except for the material weakness referenced in the fourth paragraph as to which the date is November 10, 2014, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
February 28, 2014, except for the effect of the material
weakness described in the seventh paragraph above, as
to which the date is November 10, 2014

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

In 2011, Rayonier began a capital project, the Cellulose Specialties Expansion (“CSE”), to convert a fiber line at the Jesup, Georgia mill from absorbent materials to cellulose specialties. The CSE was completed in 2013 at a total cost of $385 million and added approximately 190,000 metric tons of cellulose specialties capacity, bringing total cellulose specialties capacity to about 675,000 metric tons. In July 2013, the Company restarted the converted production line and began the qualification process for the line’s production with its customers. Production of cellulose specialties is expected to gradually increase to capacity by 2017/2018. The Performance Fibers segment primary products consist of the following:
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
Periodic pension and other postretirement expense is included in “Cost of sales” and “Selling and general expenses” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2013 and 2012, the Company’s pension plans were in a net liability position (underfunded) of $71.7 million and $133.8 million, respectively. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and other postretirement benefits.” Changes in the funded status of the Company’s plans are recorded through comprehensive income (loss) in the year in which the changes occur. See Note 22 — Employee Benefit Plans for additional information.
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
Pursuant to the purchase and sale agreement, Rayonier provided Interfor with saw timber procurement services for the three lumber mills through December 31, 2013. Rayonier also contracted with Interfor to purchase wood chips produced at the lumber mills for use at Rayonier’s Jesup mill and market other wood chips produced by the mills to third parties on Interfor’s behalf. The Company will purchase 100 percent of the Baxley mill chips for five years and purchased a minimum of 25 percent of the Swainsboro mill chips in 2013. The purchase price of these chips will be based on the average price paid by the Company to unrelated third parties.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Port Angeles, Washington — Rayonier operated a dissolving pulp mill at this site from 1930 until 1997. The site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington Model Toxics Control Act (“MTCA”) since about 2000, and several voluntary interim soil clean-up actions have also been performed during this time. In 2010, Rayonier entered into an agreed order with the Washington Department of Ecology (“Ecology”), under which the MTCA investigatory, assessment and feasibility and alternatives study process will be completed on a set timetable, subject to approval of all reports and studies by Ecology. Upon completion of all work required under the agreed order and negotiation of an approved remedy, additional remedial measures for the site and adjacent marine areas may be necessary in the future. In 2011, an increase in the reserve of $7.1 million was recorded, with $6.5 million of the increase recorded as an expense in “other operating income, net” in the Consolidated Statements of Income and Comprehensive Income. Total spending as of December 31, 2013 was $42.7 million. Liabilities are recorded to cover obligations for the estimated assessment, remediation and monitoring obligations that are deemed probable and estimable at this time.
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
The Company sold its Wood Products business in March 2013. As a result of the sale, all employees covered by the Wood Products defined benefit pension plan are considered terminated employees. Amendments to the plan in June 2013 resulted in all such employees automatically vesting in the plan. Additionally, a one-time lump sum distribution was offered to terminated Wood Products plan participants or their beneficiaries. Based upon acceptance of that offer by certain participants, $3.0 million was paid from the plan assets during 2013 with a corresponding decrease of $2.8 million in the benefit obligation. As a result of the lump sum distribution, a settlement loss of $0.5 million, net of tax, was recorded in “Income from Discontinued Operations, net” in the

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Consolidated Statements of Income and Comprehensive Income as it was directly related to the sale of the Wood Products business. For additional information on the sale of the Wood Products business, see Note 3 — Sale of Wood Products Business.
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
November 10, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. NUNES	President, Chief Executive Officer and Director	November 10, 2014
David L. Nunes (Principal Executive Officer)

/s/ H. EDWIN KIKER	Senior Vice President and Chief Financial Officer	November 10, 2014
H. Edwin Kiker (Principal Financial Officer and Principal Accounting Officer)

*	Chairman of the Board
Richard D. Kincaid

*	Director
John A. Blumberg

*	Director
John E. Bush

*	Director
Dod A. Fraser

*	Director
Scott R. Jones

*	Director
Blanche L. Lincoln

*	Director
V. Larkin Martin

*	Director
David W. Oskin

*By:	/s/ CHRISTOPHER A. VAN TUYL	November 10, 2014
Christopher A. Van Tuyl Attorney-In-Fact

EXHIBIT INDEX
The following is a list of Exhibits filed as part of the Form 10-K/A. The documents incorporated by reference are located in the SEC’s Public Reference Room in Washington D.C. in SEC File no. 1-6780.
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
Incorporated by reference to Exhibit 10.11 to the Registrant’s August 12, 2009 Form 8-K

4.32	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.12 to the Registrant’s August 12, 2009 Form 8-K

4.33	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s August 12, 2009 Form 8-K

10.1	Rayonier 1994 Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2006 Form 10-Q

10.2	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.3	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan), as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2007 Form 10-K

10.4	Rayonier Investment and Savings Plan for Salaried Employees*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.5	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001*	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002*	Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2003 Form 10-K

Exhibit No.	Description	Location

10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2003 Form 10-K

10.9	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003*	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2003 Form 10-K

10.10	Amendment to Retirement Plan for Salaried Employees effective as of August 1, 2013 dated July 18, 2013*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2013 Form 10-Q

10.11	Form of Indemnification Agreement between Rayonier Inc. and its Officers*	Incorporated by reference to Exhibit 10.10 to the Registrant’s December 31, 2010 Form 10-K

10.12	Form of Indemnification Agreement between Rayonier Inc. and its Directors*	Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2010 Form 10-K

10.13	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.14	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.15	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2010 Form 10-Q

10.16	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2010 Form 10-Q

10.17	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2013 Form 10-Q

10.18	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.19	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

10.20	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.21	Form of Rayonier Incentive Stock Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.21 to the Registrant's February 28, 2014 Form 10-K

10.22	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2011 Performance Share Award Program*	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2010 Form 10-K

10.23	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2014 Equity Award Grant*	Incorporated by reference to Exhibit 10.23 to the Registrant's February 28, 2014 Form 10-K

10.24	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant’s March 31, 2008 Proxy Statement

Exhibit No.	Description	Location

10.25	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.26	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.27	Annual Corporate Bonus Program*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2010 Form 10-K

10.28
Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests
Incorporated by reference to Exhibit 10.38 to the Registrant’s June 30, 2005 Form 10-Q

10.29	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant’s June 30, 2005 Form 10-Q

10.30	Description of Rayonier 2012 Performance Share Award Program*	Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2011 Form 10-K

10.31	Description of Rayonier 2013 Performance Share Award Program*	Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2012 Form 10-K

10.32	Description of Rayonier 2014 Performance Share Award Program*	Incorporated by reference to Exhibit 10.32 to the Registrant's February 28, 2014 Form 10-K

10.33	Election Form for the Performance Share Deferral Program	Incorporated by reference to Exhibit 10.5 to the Registrant’s June 30, 2010 Form 10-Q

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
Incorporated by reference to Exhibit 10.1 to the Registrant’s December 19, 2012 Form 8-K

10.39	Compensation Arrangement for Lee M. Thomas and Paul G. Boynton*	Incorporated by reference to the Registrant’s December 16, 2011 Form 8-K

10.40	Contribution, Conveyance and Assumption Agreement, dated as of July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC relating to the Restructuring.	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2010 Form 10-Q

10.41	Purchase and Sale Agreement dated as of September 16, 2011 between Joshua Timberlands LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2011 Form 10-Q

10.42	Purchase and Sale Agreement dated as of September 16, 2011 between Oklahoma Timber, LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2011 Form 10-Q

10.43	Summary of Bonus Award to Charles Margiotta*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2013 Form 10-Q

10.44	Form of Transaction Bonus Agreement and Schedule of Executive Officer Transaction Bonus Amounts*	Incorporated by reference to Exhibit 10.44 to the Registrant's February 28, 2014 Form 10-K

12	Statements re computation of ratios	Incorporated by reference to Exhibit 12 to the Registrant's February 28, 2014 Form 10-K

16	Letter dated May 23, 2012 from Deloitte & Touche LLP to the Securities and Exchange Commission	Incorporated by reference to Exhibit 16.1 to the Registrant’s May 23, 2012 Form 8-K

21	Subsidiaries of the registrant	Incorporated by reference to Exhibit 21 to the Registrant's February 28, 2014 Form 10-K

23.1	Consent of Ernst & Young LLP	Filed herewith

23.2	Consent of Deloitte & Touche LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from our Annual Report on Form
10-K/A for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011; (ii) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (iv) the Notes to the Consolidated Financial Statements.
Filed herewith

* Management contract or compensatory plan.