Form 10-Q/A
period 2014-03-31
RAYONIER INC
filed 2014-11-10
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q/A
(AMENDMENT NO. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of Rayonier Inc. (the “Company”) for the quarterly period ended March 31, 2014 is being filed to amend and restate in their entirety the following items of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 that was filed on April 30, 2014 (the “Original Filing”): (i) Item 1 of Part I, “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures”. The Company has also updated the signature page, the certifications of its chief executive officer and chief financial officer in Exhibits 31.1, 31.2 and 32 and its unaudited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. Concurrently with the filing of this Amendment, the Company is also filing Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and Amendment No. 1 to its Form 8-K filed with the Securities and Exchange Commission on July 3, 2014.
On June 27, 2014, the Company spun off its Performance Fibers business to its shareholders as a newly formed publicly traded company named Rayonier Advanced Materials Inc. Following the spin-off, new management conducted a review of the Company’s operations and business strategies and identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in each of the quarterly periods ended March 31, 2014 and June 30, 2014. At the direction of the Company’s Board of Directors, management commenced an internal review into these matters with the assistance of independent counsel, forensic accountants and financial advisers. As a result of the internal review, the Company concluded that it included in merchantable timber inventory for 2014, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas, which was incorrect, inconsistent with its definition of merchantable timber inventory, and a significant change from prior years. As a result, the Company concluded that it understated its depletion expense in cost of goods sold (referred to as “Cost of sales” in the Company's consolidated statements of income) by approximately $2.0 million in each of the quarterly periods ended March 31, 2014 and June 30, 2014, which resulted in a corresponding overstatement of income from continuing operations of $1.9 million and $2.0 million, respectively, in those periods. In addition, management determined that there was a material weakness in the Company’s internal controls related to merchantable timber inventory, as discussed in Part I, Item 4 of this Amendment. Accordingly, the Company has filed this Amendment and the restated interim consolidated financial statements contained herein. Further details of the errors and the impact on the unaudited financial statements set forth in the Original Filing are contained in Note 3 — Restatement of Previously Issued Consolidated Financial Statements in the Notes to the Unaudited Consolidated Financial Statements included in this Amendment.
The Company has not modified or updated disclosures presented in the Original Filing, except to reflect the effects of the restatement of the Company’s financial statements and disclose the material weaknesses in our internal control over financial reporting that has been identified since the date of the Annual Report on Form 10-K, as described above. Accordingly, this Amendment does not reflect events occurring after the Original Filing, except as noted above, and this Amendment continues to speak as of the date of the Original Filing. Therefore, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	(Restated)
SALES	$386,686	$393,719
Costs and Expenses
Cost of sales	304,619	266,018
Selling and general expenses	15,491	16,099
Other operating expense (income), net (Note 18)	3,537	(3,503)
	323,647	278,614
Equity in income of New Zealand joint venture	—	258
OPERATING INCOME	63,039	115,363
Interest expense	(12,969)	(7,717)
Interest and miscellaneous (expense) income, net	(1,015)	57
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	49,055	107,703
Income tax expense	(7,712)	(4,445)
INCOME FROM CONTINUING OPERATIONS	41,343	103,258
DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax expense of $0 and $22,273	—	44,477
NET INCOME	41,343	147,735
Less: Net loss attributable to noncontrolling interest	(83)	—
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	41,426	147,735
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	17,803	975
New Zealand joint venture cash flow hedges, net of income tax expense of $501 and $0	1,711	554
Amortization of pension and postretirement plans, net of income tax expense of $931 and $2,204	2,097	4,969
Total other comprehensive income	21,611	6,498
COMPREHENSIVE INCOME	62,954	154,233
Less: Comprehensive income attributable to noncontrolling interest	5,425	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$57,529	$154,233
EARNINGS PER COMMON SHARE (Note 4)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.33	$0.83
Discontinued Operations	—	0.36
Net Income	$0.33	$1.19
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.32	$0.79
Discontinued Operations	—	0.34
Net Income	$0.32	$1.13

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2014	December 31, 2013
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$156,071	$199,644
Accounts receivable, less allowance for doubtful accounts of $777 and $673	111,697	94,956
Inventory
Finished goods	124,075	115,270
Work in progress	2,533	3,555
Raw materials	12,943	17,661
Manufacturing and maintenance supplies	2,377	2,332
Total inventory	141,928	138,818
Deferred tax assets	31,580	39,100
Prepaid and other current assets	54,577	46,576
Total current assets	495,853	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,067,549	2,049,378
PROPERTY, PLANT AND EQUIPMENT
Land	20,620	20,138
Buildings	188,913	180,573
Machinery and equipment	1,756,924	1,760,641
Construction in progress	32,560	19,795
Total property, plant and equipment, gross	1,999,017	1,981,147
Less — accumulated depreciation	(1,137,048)	(1,120,326)
Total property, plant and equipment, net	861,969	860,821
OTHER ASSETS	217,458	256,208
TOTAL ASSETS	$3,642,829	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$86,282	$69,293
Current maturities of long-term debt	114,319	112,500
Accrued taxes	11,374	8,551
Accrued payroll and benefits	19,261	24,948
Accrued interest	13,857	9,531
Accrued customer incentives	10,082	9,580
Other current liabilities	35,870	34,874
Current liabilities for dispositions and discontinued operations (Note 13)	6,446	6,835
Total current liabilities	297,491	276,112
LONG-TERM DEBT	1,393,887	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 13)	67,456	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 15)	95,098	95,654
OTHER NON-CURRENT LIABILITIES	31,254	27,225
COMMITMENTS AND CONTINGENCIES (Notes 12 and 14)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 126,451,505 and 126,257,870 shares issued and outstanding	694,236	692,100
Retained earnings	994,624	1,015,209
Accumulated other comprehensive loss	(30,037)	(46,139)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,658,823	1,661,170
Noncontrolling interest	98,820	94,073
TOTAL SHAREHOLDERS’ EQUITY	1,757,643	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,642,829	$3,685,501

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
	(Restated)
OPERATING ACTIVITIES
Net income	$41,343	$147,735
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	48,728	35,992
Non-cash cost of real estate sold	978	633
Stock-based incentive compensation expense	3,103	3,280
Deferred income taxes	5,596	1,832
Tax benefit of AFMC for CBPC exchange	—	(18,761)
Amortization of losses from pension and postretirement plans	3,028	6,279
Gain on sale of discontinued operations, net	—	(42,670)
Gain on foreign currency forward contracts	—	(1,881)
Other	(287)	(4,656)
Changes in operating assets and liabilities:
Receivables	(15,950)	(8,778)
Inventories	(950)	11,197
Accounts payable	13,929	15,386
Income tax receivable/payable	1,319	15,915
All other operating activities	935	99
Payment to exchange AFMC for CBPC	—	(70,311)
Expenditures for dispositions and discontinued operations	(2,498)	(1,631)
CASH PROVIDED BY OPERATING ACTIVITIES	99,274	89,660
INVESTING ACTIVITIES
Capital expenditures	(36,755)	(32,664)
Purchase of timberlands	(10,637)	(1,560)
Jesup mill cellulose specialties expansion (gross purchases of $0 and $57,693, net of purchases on account of $0 and $20,959)	—	(36,734)
Proceeds from disposition of Wood Products business	—	83,741
Change in restricted cash	45,312	9,908
Other	1,592	1,790
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(488)	24,481
FINANCING ACTIVITIES
Issuance of debt	31,819	100,000
Repayment of debt	(110,000)	(170,000)
Dividends paid	(62,545)	(57,744)
Proceeds from the issuance of common shares	2,027	4,091
Excess tax (deficiencies) benefits on stock-based compensation	(1,240)	6,191
Repurchase of common shares	(1,754)	(11,241)
Other	(679)	—
CASH USED FOR FINANCING ACTIVITIES	(142,372)	(128,703)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	13	(17)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(43,573)	(14,579)
Balance, beginning of year	199,644	280,596
Balance, end of period	$156,071	$266,017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$8,990	$3,562
Income taxes	$7,134	$70,403
Non-cash investing activity:
Capital assets purchased on account	$17,891	$49,094

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended by Amendment No. 1 to the Form 10-K on Form 10-K/A (the “Amended Form 10-K”), as filed with the SEC.
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
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) or similar carryforward or a tax credit carryforward. If an NOL or tax credit carryforward is not available at the reporting date or tax law of the applicable jurisdiction does not require the entity to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. ASU 2013-11 became effective first quarter of 2014. The Company has applied the standard to its income tax balances and it did not have a material impact on the Company’s financial position. See Note 5 — Income Taxes for further information.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Original Filing, the Company identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in the quarterly period ended March 31, 2014. The Company determined that it had understated its depletion expense in cost of goods sold (referred to as “Cost of sales” in the Company’s consolidated statements of income and comprehensive income) by approximately $2 million for the period. As a result, the financial amounts noted below have been restated from amounts previously reported.

The following tables summarize the effect of these restatements for the period:

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2014
	As Previously Reported	Restatement	As Restated
Operating Income	$65,008	$(1,969)	$63,039
Income Tax Expense	(7,732)	20	(7,712)
Income from Continuing Operations	43,292	(1,949)	41,343
Net Income	43,292	(1,949)	41,343
Net Income Attributable to Rayonier Inc.	43,375	(1,949)	41,426
Basic Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.34	(0.01)	$0.33
Discontinued Operations	—	—	—
Net Income	$0.34	$(0.01)	$0.33
Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.34	(0.02)	$0.32
Discontinued Operations	—	—	—
Net Income	$0.34	$(0.02)	$0.32

	Consolidated Balance Sheet as of March 31, 2014
	As Previously Reported	Restatement	As Restated
Prepaid and Other Current Assets	$54,557	$20	$54,577
Timber and Timberlands, Net of Depletion and Amortization	2,069,518	(1,969)	2,067,549
Retained earnings	996,573	(1,949)	994,624

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2014	2013
	(Restated)
Income from continuing operations	$41,343	$103,258
Less: Loss from continuing operations attributable to noncontrolling interest	(83)	—
Income from continuing operations attributable to Rayonier Inc.	$41,426	$103,258

Income from discontinued operations attributable to Rayonier Inc.	$—	$44,477

Net income attributable to Rayonier Inc.	$41,426	$147,735

Shares used for determining basic earnings per common share	126,344,987	124,479,865
Dilutive effect of:
Stock options	286,535	533,031
Performance and restricted shares	83,850	448,440
Assumed conversion of Senior Exchangeable Notes (a)	1,063,538	2,115,959
Assumed conversion of warrants (a) (b)	645,583	2,859,593
Shares used for determining diluted earnings per common share	128,424,493	130,436,888
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.33	$0.83
Discontinued operations	—	0.36
Net income	$0.33	$1.19
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.32	$0.79
Discontinued operations	—	0.34
Net income	$0.32	$1.13

	Three Months Ended March 31,
	2014	2013
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	731,046	220,701
Assumed conversion of exchangeable note hedges (a)	1,063,538	2,115,959
Total	1,794,584	2,336,660
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Senior Exchangeable Notes due 2012 (the “2012 Notes”) matured in October 2012; however, no additional shares were issued due to offsetting exchangeable note hedges. The warrants sold in conjunction with the 2012 Notes began maturing on January 15, 2013 and matured ratably through March 27, 2013. As a result, 2,037,303 shares were issued through the end of the first quarter of 2013. The dilutive impact of these warrants was calculated based on the length of time they were outstanding before settlement. Rayonier will distribute additional shares upon maturity of the warrants associated with the 2015 Notes if the stock price exceeds $38.97 per share. For further information, see Note 13 — Debt in the Amended Form 10-K and Note 16 — Debt of this Form 10-Q/A.

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
The table below reconciles the U.S. statutory rate to the Company’s effective tax rate for each period presented (in millions of dollars):

	Three Months Ended March 31,
	2014		2013
	(Restated)	(Restated)
Income tax expense at federal statutory rate	$17	35.0%	$38	35.0%
REIT income not subject to tax	(7)	(14.2)	(11)	(10.1)
Manufacturing deduction	(1)	(2.2)	(2)	(2.2)
Other	—	(0.1)	—	0.7
Income tax expense before discrete items	9	18.5%	25	23.4%
Exchange of AFMC for CBPC	—	—	(19)	(17.5)
Other	(1)	(2.8)	(2)	(1.8)
Income tax expense as reported	$8	15.7%	$4	4.1%

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

6.	RESTRICTED DEPOSITS
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
 An analysis of shareholders’ equity for the three months ended March 31, 2014 and the year ended December 31, 2013 is shown below (share amounts not in thousands):

	Rayonier Inc. Shareholders Equity
	Common Shares		Retained Earnings (Restated)	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Shareholders’ Equity (Restated)
	Shares	Amount
Balance, December 31, 2012	123,332,444	$670,749	$876,634	$(109,379)	$—	$1,438,004
Net income	—	—	371,896	—	1,902	373,798
Dividends ($1.86 per share)	—	—	(233,321)	—	—	(233,321)
Issuance of shares under incentive stock plans	1,001,426	10,101	—	—	—	10,101
Stock-based compensation	—	11,710	—	—	—	11,710
Excess tax benefit on stock-based compensation	—	8,413	—	—	—	8,413
Repurchase of common shares	(211,221)	(11,326)	—	—	—	(11,326)
Equity portion of convertible debt (Note 15)	—	2,453	—	—	—	2,453
Settlement of warrants (Note 15)	2,135,221	—	—	—	—	—
Net gain from pension and postretirement plans	—	—	—	61,869	—	61,869
Acquisition of noncontrolling interest	—	—	—	—	96,336	96,336
Noncontrolling interest redemption of shares	—	—	—	—	(713)	(713)
Foreign currency translation adjustment	—	—	—	(1,915)	(3,795)	(5,710)
Joint venture cash flow hedges	—	—	—	3,286	343	3,629
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	$(46,139)	$94,073	$1,755,243
Net income (loss)	—	—	41,426	—	(83)	41,343
Dividends ($0.49 per share)	—	—	(62,011)	—	—	(62,011)
Issuance of shares under incentive stock plans	235,843	2,027	—	—	—	2,027
Stock-based compensation	—	3,103	—	—	—	3,103
Excess tax deficiency on stock-based compensation	—	(1,240)	—	—	—	(1,240)
Repurchase of common shares	(42,208)	(1,754)	—	—	—	(1,754)
Amortization of pension and postretirement plans	—	—	—	2,097	—	2,097
Noncontrolling interest redemption of shares	—	—	—	—	(679)	(679)
Foreign currency translation adjustment	—	—	—	12,893	4,910	17,803
Joint venture cash flow hedges	—	—	—	1,112	599	1,711
Balance, March 31, 2014	126,451,505	$694,236	$994,624	$(30,037)	$98,820	$1,757,643

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
Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	March 31,	December 31,
	2014	2013
ASSETS	(Restated)
Forest Resources	$2,187,498	$2,162,913
Real Estate	113,376	149,001
Performance Fibers	1,095,574	1,078,645
Other Operations	35,121	37,334
Corporate and other	211,260	257,608
Total	$3,642,829	$3,685,501

	Three Months Ended March 31,
SALES	2014	2013
Forest Resources (a)	$104,678	$57,102
Real Estate	5,530	24,297
Performance Fibers	241,768	284,188
Other Operations	37,417	28,227
Intersegment Eliminations	(2,707)	(95)
Total	$386,686	$393,719

(a)	First quarter 2014 included $38 million in sales from the consolidation of the New Zealand JV. See Note 7 — Joint Venture Investment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
	2014	2013
OPERATING INCOME	(Restated)
Forest Resources	$25,546	$13,255
Real Estate	725	16,842
Performance Fibers	48,980	91,670
Other Operations	184	165
Corporate and other (a)	(12,396)	(6,569)
Total	$63,039	$115,363

(a)	First quarter 2014 included $3.3 million of separation costs related to the planned separation of the Performance Fibers business from the Forest Resources and Real Estate businesses.

	Three Months Ended March 31,
	2014	2013
DEPRECIATION, DEPLETION AND AMORTIZATION	(Restated)
Forest Resources (a)	26,887	$16,444
Real Estate	910	4,177
Performance Fibers	20,649	15,153
Corporate and other	282	218
Total	$48,728	$35,992

(a)	2014 included an increase of approximately $7 million in depletion expenses related to the consolidation of the New Zealand JV. See Note 7 — Joint Venture Investment.

10.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets :

	Location on Balance Sheet	Fair Value Assets (Liabilities) (a)
		March 31, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$2,616	$915
	Other current liabilities	(84)	—
Foreign currency option contracts	Prepaid and other current assets	1,333	673
	Other current liabilities	(90)	(214)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid and other current assets	$—	$25
Foreign currency option contracts	Prepaid and other current assets	—	8
Interest rate swaps	Other non-current liabilities	(5,145)	(4,659)
Fuel hedge contracts	Prepaid and other current assets	—	160
	Other current liabilities	(159)	—

Total derivative contracts:
Prepaid and other current assets		$3,949	$1,781

Other current liabilities		(333)	(214)
Other non-current liabilities		(5,145)	(4,659)
Total derivative liabilities		$(5,478)	$(4,873)

(a)	See Note 11 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.

Offsetting Derivatives
Derivative financial instruments are presented at their gross fair values in the Consolidated Balance Sheets. The Company’s derivative financial instruments are not subject to master netting arrangements which would allow the right of offset.

11.	FAIR VALUE MEASUREMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy of financial instruments held by the Company at March 31, 2014 and December 31, 2013, using market information and what management believes to be appropriate valuation methodologies under generally accepted accounting principles:

	March 31, 2014			December 31, 2013
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$156,071	$156,071	$—	$199,644	$199,644	$—
Restricted cash (a)	23,633	23,633	—	68,944	68,944	—
Current maturities of long-term debt	(114,319)	—	(122,187)	(112,500)	—	(119,614)
Long-term debt	(1,393,887)	—	(1,451,984)	(1,461,724)	—	(1,489,810)
Interest rate swaps (b)	(5,145)	—	(5,145)	(4,659)	—	(4,659)
Foreign currency exchange contracts (b)	2,532	—	2,532	940	—	940
Foreign currency option contracts (b)	1,243	—	1,243	467	—	467
Fuel contracts (b)	(159)	—	(159)	160	—	160

(a)	Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

(b)	See Note 10 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
There were no other significant changes to the Company’s outstanding debt as reported in Note 13 — Debt in the Company’s Amended Form 10-K.

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
	(Restated)	(Restated)		(Restated)	(Restated)	(Restated)
SALES	$—	$—	$—	$386,686	$—	$386,686
Costs and Expenses
Cost of sales	—	—	—	304,619	—	304,619
Selling and general expenses	—	2,150	—	13,341	—	15,491
Other operating expense, net	—	2,375	—	1,162	—	3,537
	—	4,525	—	319,122	—	323,647
OPERATING (LOSS) INCOME	—	(4,525)	—	67,564	—	63,039
Interest expense	(3,193)	(243)	(6,690)	(2,843)	—	(12,969)
Interest and miscellaneous income (expense), net	2,698	814	(1,047)	(3,480)	—	(1,015)
Equity in income from subsidiaries	41,921	46,478	31,110	—	(119,509)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41,426	42,524	23,373	61,241	(119,509)	49,055
Income tax (expense) benefit	—	(603)	2,824	(9,933)	—	(7,712)
NET INCOME	41,426	41,921	26,197	51,308	(119,509)	41,343
Less: Net loss attributable to noncontrolling interest	—	—	—	(83)	—	(83)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	41,426	41,921	26,197	51,391	(119,509)	41,426
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	12,894	12,893	766	17,795	(26,545)	17,803
New Zealand joint venture cash flow hedges	1,112	1,112	1,112	1,711	(3,336)	1,711
Amortization of pension and postretirement plans, net of income tax	2,097	2,097	1,620	1,620	(5,337)	2,097
Total other comprehensive income	16,103	16,102	3,498	21,126	(35,218)	21,611
COMPREHENSIVE INCOME	57,529	58,023	29,695	72,434	(154,727)	62,954
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	5,425	—	5,425
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$57,529	$58,023	$29,695	$67,009	$(154,727)	$57,529

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
	(Restated)	(Restated)		(Restated)	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,840	$4,494	$(178)	$57,915	$—	$156,071
Accounts receivable, less allowance for doubtful accounts	—	10	689	110,998	—	111,697
Inventory	—	—	—	141,928	—	141,928
Deferred tax assets	—	—	646	30,934	—	31,580
Prepaid and other current assets	—	6,582	3	47,992	—	54,577
Total current assets	93,840	11,086	1,160	389,767	—	495,853
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,067,549	—	2,067,549
NET PROPERTY, PLANT AND EQUIPMENT	—	2,698	—	859,271	—	861,969
INVESTMENT IN SUBSIDIARIES	1,675,347	1,851,260	1,170,755	—	(4,697,362)	—
INTERCOMPANY NOTES RECEIVABLE	216,844	—	20,866	—	(237,710)	—
OTHER ASSETS	3,569	32,705	3,496	177,688	—	217,458
TOTAL ASSETS	$1,989,600	$1,897,749	$1,196,277	$3,494,275	$(4,935,072)	$3,642,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,054	$2,102	$83,126	$—	$86,282
Current maturities of long-term debt	—	—	112,500	1,819	—	114,319
Accrued taxes	—	14	—	11,360	—	11,374
Accrued payroll and benefits	—	8,038	—	11,223	—	19,261
Accrued interest	5,777	669	3,723	25,112	(21,424)	13,857
Accrued customer incentives	—	—	—	10,082	—	10,082
Other current liabilities	—	9,058	—	26,812	—	35,870
Current liabilities for dispositions and discontinued operations	—	—	—	6,446	—	6,446
Total current liabilities	5,777	18,833	118,325	175,980	(21,424)	297,491
LONG-TERM DEBT	325,000	—	768,228	300,659	—	1,393,887
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	67,456	—	67,456
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	91,807	—	3,291	—	95,098
OTHER NON-CURRENT LIABILITIES	—	13,763	—	17,491	—	31,254
INTERCOMPANY PAYABLE	—	97,999	—	151,938	(249,937)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,658,823	1,675,347	309,724	2,678,640	(4,663,711)	1,658,823
Noncontrolling interest	—	—	—	98,820	—	98,820
TOTAL SHAREHOLDERS’ EQUITY	1,658,823	1,675,347	309,724	2,777,460	(4,663,711)	1,757,643
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,989,600	$1,897,749	$1,196,277	$3,494,275	$(4,935,072)	$3,642,829

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
SALES	$—	$—	$386,686	$—	$386,686
Costs and Expenses
Cost of sales	—	—	304,619	—	304,619
Selling and general expenses	—	2,150	13,341	—	15,491
Other operating expense, net	—	2,375	1,162	—	3,537
	—	4,525	319,122	—	323,647
OPERATING (LOSS) INCOME	—	(4,525)	67,564	—	63,039
Interest expense	(3,193)	(6,933)	(2,843)	—	(12,969)
Interest and miscellaneous income (expense), net	2,698	(233)	(3,480)	—	(1,015)
Equity in income from subsidiaries	41,921	51,391	—	(93,312)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41,426	39,700	61,241	(93,312)	49,055
Income tax benefit (expense)	—	2,221	(9,933)	—	(7,712)
NET INCOME	41,426	41,921	51,308	(93,312)	41,343
Less: Net loss attributable to noncontrolling interest	—	—	(83)	—	(83)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	41,426	41,921	51,391	(93,312)	41,426
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	12,894	12,892	17,795	(25,778)	17,803
New Zealand joint venture cash flow hedges	1,112	1,112	1,711	(2,224)	1,711
Amortization of pension and postretirement plans, net of income tax	2,097	2,097	1,620	(3,717)	2,097
Total other comprehensive income	16,103	16,101	21,126	(31,719)	21,611
COMPREHENSIVE INCOME	57,529	58,022	72,434	(125,031)	62,954
Less: Comprehensive income attributable to noncontrolling interest	—	—	5,425	—	5,425
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$57,529	$58,022	$67,009	$(125,031)	$57,529

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,840	$4,316	$57,915	$—	$156,071
Accounts receivable, less allowance for doubtful accounts	—	699	110,998	—	111,697
Inventory	—	—	141,928	—	141,928
Deferred tax asset	—	646	30,934	—	31,580
Prepaid and other current assets	—	6,585	47,992	—	54,577
Total current assets	93,840	12,246	389,767	—	495,853
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,067,549	—	2,067,549
NET PROPERTY, PLANT AND EQUIPMENT	—	2,698	859,271	—	861,969
INVESTMENT IN SUBSIDIARIES	1,675,347	2,712,291	—	(4,387,638)	—
INTERCOMPANY NOTES RECEIVABLE	216,844	20,866	—	(237,710)	—
OTHER ASSETS	3,569	36,201	177,688	—	217,458
TOTAL ASSETS	$1,989,600	$2,784,302	$3,494,275	$(4,625,348)	$3,642,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$3,156	$83,126	$—	$86,282
Current maturities of long-term debt	—	112,500	1,819	—	114,319
Accrued taxes	—	14	11,360	—	11,374
Accrued payroll and benefits	—	8,038	11,223	—	19,261
Accrued interest	5,777	4,392	25,112	(21,424)	13,857
Accrued customer incentives	—	—	10,082	—	10,082
Other current liabilities	—	9,058	26,812	—	35,870
Current liabilities for dispositions and discontinued operations	—	—	6,446	—	6,446
Total current liabilities	5,777	137,158	175,980	(21,424)	297,491
LONG-TERM DEBT	325,000	768,228	300,659	—	1,393,887
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	67,456	—	67,456
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	91,807	3,291	—	95,098
OTHER NON-CURRENT LIABILITIES	—	13,763	17,491	—	31,254
INTERCOMPANY PAYABLE	—	97,999	151,938	(249,937)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,658,823	1,675,347	2,678,640	(4,353,987)	1,658,823
Noncontrolling interest	—	—	98,820	—	98,820
TOTAL SHAREHOLDERS’ EQUITY	1,658,823	1,675,347	2,777,460	(4,353,987)	1,757,643
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,989,600	$2,784,302	$3,494,275	$(4,625,348)	$3,642,829

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
Our financial condition and results of operations as of and for the period ended March 31, 2014 have been restated. All information and disclosures contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) related to that period reflect the effects of such restatement. For a more detailed description of the restatement, see Note 3 - Restatement of Previously Issued Consolidated Financial Statements of the Notes to the accompanying unaudited Consolidated Financial Statements and MD&A included in this Quarterly Report on Form 10-Q/A.
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Initial Form 10-K”), as amended by Amendment No. 1 to the Form 10-K on Form 10-K/A filed with the SEC concurrently herewith (the “Amended Form 10-K”) and information contained in our subsequent Forms 10-Q, Forms 10-Q/A, Forms 8-K, Forms 8-K/A and other reports filed with the SEC.
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our Amended Form 10-K and any subsequent Form 10-Q, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
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
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, Forms 10-K, Forms 8-K and other reports filed with the SEC.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Amended Form 10-K.

Segments
We are a leading international forest products company primarily engaged in timberland management, the sale of real estate, and the production and sale of high-value specialty cellulose fibers. We operate in three reportable business segments: Forest Resources, Real Estate and Performance Fibers.
Forest Resources sales include all activities which relate to the harvesting of timber and other value-added activities such as the leasing of properties for hunting, mineral extraction and cell towers. Real Estate sales include all property sales, including those designated as higher and better use (“HBU”) and those designated as sales of non-strategic timberlands. The assets of the Real Estate segment include HBU property held by our real estate subsidiary, TerraPointe LLC. The Performance Fibers segment includes two major product lines, cellulose specialties and commodity grade products (primarily viscose). Our remaining operations include harvesting and selling timber acquired from third parties (log trading). These operations are reported in “Other Operations.” Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits or losses are eliminated in consolidation.
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

Results of Operations

	Three Months Ended March 31,
Financial Information (in millions)	2014	2013
	(Restated)
Sales
Forest Resources
Atlantic	$22	$17
Gulf States	12	12
Northern	33	25
New Zealand	38	3
Total Forest Resources	105	57
Real Estate
Development	—	1
Rural	5	3
Non-Strategic Timberlands	1	20
Total Real Estate	6	24
Performance Fibers
Cellulose specialties	206	247
Viscose/other	26	—
Absorbent materials	10	37
Total Performance Fibers	242	284
Other Operations	34	29
Total Sales	$387	$394

Operating Income (Loss)
Forest Resources	$26	$13
Real Estate	1	17
Performance Fibers	49	92
Other Operations	—	—
Corporate and other	(13)	(7)
Operating Income	63	115
Interest Expense, Interest Income and Other	(14)	(8)
Income Tax Expense	(8)	(4)
Income from Continuing Operations	$41	$103
Discontinued Operations, Net	—	45
Net Income	$41	$148
Less: Net income attributable to noncontrolling interest	—	—
Net Income Attributable to Rayonier Inc.	$41	$148

Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.32	$0.79
Discontinued Operations	—	0.34
Net Income	$0.32	$1.13

FOREST RESOURCES

Sales (in millions)	2013	Changes Attributable to:		2014
Three Months Ended March 31,		Price	Volume/ Mix/Other
Atlantic	$17	$4	$1	$22
Gulf States	12	—	—	12
Northern	25	3	5	33
New Zealand (a)	3	—	35	38
Total Sales	$57	$7	$41	$105

(a)	First quarter 2014 included $38 million of sales from the consolidation of the New Zealand joint venture (“New Zealand JV”), whereas first quarter 2013 was accounted for on the equity method.

Operating Income (in millions)	2013	Changes Attributable to:			2014
Three Months Ended March 31,		Price	Volume/ Mix	Cost/Other
				(Restated)	(Restated)
Atlantic	$5	$4	$—	$(1)	$8
Gulf States	2	—	—	1	3
Northern	5	3	6	(2)	12
New Zealand (a)	1	—	—	2	3
Total Operating Income	$13	$7	$6	$—	$26

(a)	First quarter 2014 included $2 million of operating income from the consolidation of the New Zealand JV.

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

REAL ESTATE

Sales (in millions)	2013	Changes Attributable to:		2014
Three Months Ended March 31,		Price	Volume/Mix
Development	$1	$—	$(1)	$—
Rural	3	1	1	5
Non-Strategic Timberlands	20	(1)	(18)	1
Total Sales	$24	$—	$(18)	$6

Operating Income (in millions)	2013	Changes Attributable to:		2014
Three Months Ended March 31,		Price	Volume/Mix
			(Restated)	(Restated)
Total Operating Income	$17	$—	$(16)	$1

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
The first quarter 2014 effective tax rate before discrete items was 18.5 percent compared to 23.4 percent in the prior year period. The decline in the effective tax rate was primarily due to proportionally higher earnings from REIT operations in 2014. Including discrete items, the first quarter 2014 effective tax rate was 15.7 percent compared to 4.1 percent in 2013. The lower effective rate in 2013 was due to the exchange of the alternative fuel mixture credit (“AFMC”) for the cellulosic biofuel producer credit (“CBPC”). See Note 5 —  Income Taxes for additional information.
Employee Relations
Collective bargaining agreements at the Fernandina Beach, Florida mill will expire on April 30, 2014, and negotiations are underway. See Item 1 — Business and Item 1A — Risk Factors in our Amended Form 10-K for additional information on employee relations.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality in working capital needs and long-term debt has been used to fund major acquisitions and strategic projects.
Summary of Liquidity and Financing Commitments (in millions of dollars)

	March 31,	December 31,
	2014	2013
	(Restated)
Cash and cash equivalents (a)	$156	$200
Total debt	1,508	1,574
Shareholders’ equity	1,758	1,755
Total capitalization (total debt plus equity)	3,266	3,329
Debt to capital ratio	46%	47%

(a)	Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less and money market accounts.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31:

	2014	2013
Cash provided by (used for):
Operating activities	$99	$90
Investing activities	—	24
Financing activities	(142)	(129)
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
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
	(Restated)
Net Income to EBITDA Reconciliation
Net Income	$41	$148
Interest, net	14	8
Income tax expense, continuing operations	8	4
Income tax expense, discontinued operations	—	22
Depreciation, depletion and amortization	49	36
Depreciation, depletion and amortization from discontinued operations	—	1
EBITDA	$112	$219
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

The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Performance Fibers	Other Operations	Corporate and Other	Total
	(Restated)	(Restated)				(Restated)
Three Months Ended March 31, 2014
Operating Income	$26	$1	$49	$—	$(13)	$63
Add: Depreciation, depletion and amortization	27	1	21	—	—	49
EBITDA	$53	$2	$70	$—	$(13)	$112

Three Months Ended March 31, 2013
Operating Income	$13	$17	$92	$—	$(7)	$115
Add: Depreciation, depletion and amortization	17	4	15	—	—	36
Add: Income from discontinued operations	—	—	—	—	67	67
Add: Depreciation, depletion and amortization from discontinued operations	—	—	—	—	1	1
EBITDA	$30	$21	$107	$—	$61	$219

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
In connection with our installment note, term credit agreement and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, ratios based on consolidated funded debt compared to consolidated net worth, ratios of subsidiary debt to consolidated net tangible assets and ratios of cash flows to fixed charges. Covenants must also be met in connection with the New Zealand JV’s credit facility, including ratios of debt to forestry and land valuations and ratios of operating cash flows to financing costs. As of March 31, 2014, we were in compliance with all applicable financial covenants. In addition to these financial covenants, the installment note, mortgage note, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes to the Contractual Financial Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Amended Form 10-K. See Note 12 — Guarantees for details on the letters of credit, surety bonds and guarantees as of March 31, 2014.
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
Disclosure Controls and Procedures
Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), are designed with the objective of ensuring information required to be disclosed by the Company in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q/A, is (1) recorded, processed, summarized and reported or submitted within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q/A, management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were not effective as of March 31, 2014.
On June 27, 2014, the Company spun off its Performance Fibers business to its shareholders as a newly formed publicly traded company named Rayonier Advanced Materials Inc. Following the spin-off, new management conducted a review of the Company’s operations and business strategies and identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in each of the quarterly periods ended March 31, 2014 and June 30, 2014. At the direction of the Company’s Board of Directors, management commenced an internal review into these matters with the assistance of independent counsel, forensic accountants and financial advisers. As a result of the internal review, the Company concluded that it included in merchantable timber inventory for 2014, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas, which was incorrect, inconsistent with the Company’s definition of merchantable timber inventory, and a significant change from prior years. As a result, the Company concluded that it understated its depletion expense in cost of goods sold (referred to as “Cost of sales” in the Company's consolidated statements of income) by approximately $2.0 million in each of the quarterly periods ended March 31, 2014 and June 30, 2014, which resulted in a corresponding overstatement of income from continuing operations of $1.9 million and $2.0 million, respectively, in those periods. The Company has filed amendments to its Forms 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and restated its interim consolidated financial statements for those periods.

Management and E&Y originally concluded that there was not a material weakness in the Company’s internal control over financial reporting as of December 31, 2013, and this conclusion was reflected in the Company’s Initial Form 10-K. Subsequent to the filing of the Initial Form 10-K and in connection with the restatement discussed above, under the direction of the Chief Executive Officer and Chief Financial Officer, management conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting. After extensive consultation with E&Y and the Company’s forensic accountants, management has now concluded that the Company did not maintain effective control, as of December 31, 2013, over the accounting for depletion expense. Specifically, the Company’s controls related to the preparation and review of the annual depletion calculation which commenced in 2013 were not adequate to ensure that the changes in depletion rate estimates used to recognize depletion expense in 2014 were in accordance with accounting principles generally accepted in the United States of America. Further, these controls relied, in part, on electronic data from information technology systems with ineffective user access and program change management general controls. Accordingly, management has now concluded that the Company’s internal control over financial reporting was ineffective at December 31, 2013 based on the aggregation of these deficiencies. E&Y has reached the same conclusion.

In addition, because this material weakness was not adequately remediated as of March 31, 2014, June 30, 2014 or September 30, 2014, the Company’s internal control over financial reporting was ineffective at those dates as well. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2014 that materially affected, or are likely to materially affect, its internal control over financial reporting.

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
Prior to the remediation of the material weakness, there is a risk that material misstatements in the Company’s interim or annual financial statements may occur. The Company can give no assurance that the measures it takes will remediate the material weakness that it has identified or that additional material weaknesses will not arise in the future. The Company will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes management determines to be appropriate.

PART II.    OTHER INFORMATION

Item 6.    Exhibits

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
101
The following financial information from our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2014 and 2013; (ii) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements
Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/S/ H. EDWIN KIKER
H. Edwin Kiker Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Date: November 10, 2014