Form 10-Q/A
period 2014-06-30
RAYONIER INC
filed 2014-11-10
CIK 52827

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of Rayonier Inc. (the “Company”) for the quarterly period ended June 30, 2014 is being filed to amend and restate in their entirety the following items of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 that was filed on August 8, 2014 (the “Original Filing”): (i) Item 1 of Part I, “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures.” The Company has also updated the signature page, the certifications of its chief executive officer and chief financial officer in Exhibits 31.1, 31.2 and 32 and its unaudited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. Concurrently with the filing of this Amendment, the Company is also filing Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and Amendment No. 1 to its Form 8-K filed with the Securities and Exchange Commission on July 3, 2014.

On June 27, 2014, the Company spun off its Performance Fibers business to its shareholders as a newly formed publicly traded company named Rayonier Advanced Materials Inc. Following the spin-off, new management conducted a review of the Company’s operations and business strategies and identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in each of the quarterly periods ended March 31, 2014 and June 30, 2014. At the direction of the Company’s Board of Directors, management commenced an internal review into these matters with the assistance of independent counsel, forensic accountants and financial advisers. As a result of the internal review, the Company concluded that it included in merchantable timber inventory for 2014, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas, which was incorrect, inconsistent with its definition of merchantable inventory, and a significant change from prior years. As a result, the Company concluded that it understated its depletion expense in cost of goods sold (referred to as “Cost of sales” in the Company's consolidated statements of income) by approximately $2.0 million in each of the quarterly periods ended March 31, 2014 and June 30, 2014, which resulted in a corresponding overstatement of income from continuing operations of $1.9 million and $2.0 million, respectively, in those periods. In addition, management determined that there was a material weakness in the Company’s internal controls related to merchantable timber inventory, as discussed in Part I, Item 4 of this Amendment. Accordingly, the Company has filed this Amendment and the restated interim consolidated financial statements contained herein. Further details of the errors and the impact on the unaudited financial statements set forth in the Original Filing are contained in Note 3 — Restatement of Previously Issued Consolidated Financial Statements in the Notes to the Unaudited Consolidated Financial Statements included in this Amendment.
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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
SALES	$163,145	$154,889	$306,332	$261,942
Costs and Expenses
Cost of sales	123,096	127,861	238,995	204,520
Selling and general expenses	13,861	14,703	27,098	28,100
Other operating income, net (Note 20)	(11,389)	(3,624)	(11,764)	(7,772)
	125,568	138,940	254,329	224,848
Equity in income of New Zealand joint venture	—	304	—	562
OPERATING INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	37,577	16,253	52,003	37,656
Gain related to consolidation of New Zealand joint venture (Note 7)	—	16,098	—	16,098
OPERATING INCOME	37,577	32,351	52,003	53,754
Interest expense	(15,612)	(11,351)	(26,286)	(19,803)
Interest and miscellaneous (expense) income, net	(4,385)	2,684	(5,397)	2,766
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,580	23,684	20,320	36,717
Income tax (expense) benefit	(13,556)	15,947	(5,961)	21,942
INCOME FROM CONTINUING OPERATIONS	4,024	39,631	14,359	58,659
DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax expense of $5,966, $31,177, $21,231 and $63,868	12,084	48,260	43,092	176,967
NET INCOME	16,108	87,891	57,451	235,626
Less: Net (loss) income attributable to noncontrolling interest	(245)	727	(328)	727
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	16,353	87,164	57,779	234,899
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	3,517	(28,201)	21,320	(27,226)
New Zealand joint venture cash flow hedges, net of income tax (benefit) expense of ($401), $0, $100 and $0	(920)	222	791	775
Net gain from pension and postretirement plans, net of income tax expense of $35,944, $1,620, $36,875 and $3,824	58,873	3,717	60,970	8,687
Total other comprehensive income (loss)	61,470	(24,262)	83,081	(17,764)
COMPREHENSIVE INCOME	77,578	63,629	140,532	217,862
Less: Comprehensive income (loss) attributable to noncontrolling interest	297	(9,505)	5,722	(9,505)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$77,281	$73,134	$134,810	$227,367
EARNINGS PER COMMON SHARE (Note 4)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.03	$0.31	$0.12	$0.46
Discontinued Operations	0.10	0.38	0.34	1.42
Net Income	$0.13	$0.69	$0.46	$1.88
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.03	$0.30	$0.11	$0.44
Discontinued Operations	0.09	0.37	0.33	1.36
Net Income	$0.12	$0.67	$0.44	$1.80

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$222,061	$199,644
Restricted cash	75,000	—
Accounts receivable, less allowance for doubtful accounts of $622 and $673	19,765	94,956
Inventory
Finished goods	17,622	115,270
Work in progress	—	3,555
Raw materials	862	17,661
Manufacturing and maintenance supplies	—	2,332
Total inventory	18,484	138,818
Deferred tax assets	3,221	39,100
Prepaid and other current assets	21,543	46,576
Total current assets	360,074	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,117,655	2,049,378
PROPERTY, PLANT AND EQUIPMENT
Land	1,833	20,138
Buildings	8,468	180,573
Machinery and equipment	3,333	1,760,641
Construction in progress	274	19,795
Total property, plant and equipment, gross	13,908	1,981,147
Less — accumulated depreciation	(7,765)	(1,120,326)
Total property, plant and equipment, net	6,143	860,821
OTHER ASSETS	148,104	256,208
TOTAL ASSETS	$2,631,976	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,871	$69,293
Current maturities of long-term debt	—	112,500
Accrued taxes	13,834	8,551
Uncertain tax positions	5,780	10,547
Accrued payroll and benefits	5,316	24,948
Accrued interest	9,743	9,531
Accrued customer incentives	—	9,580
Other current liabilities	28,865	24,327
Current liabilities for dispositions and discontinued operations (Note 14)	—	6,835
Total current liabilities	91,409	276,112
LONG-TERM DEBT	770,086	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 14)	—	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 17)	24,014	95,654
OTHER NON-CURRENT LIABILITIES	30,600	27,225
COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 126,529,693 and 126,257,870 shares issued and outstanding	698,462	692,100
Retained earnings	887,648	1,015,209
Accumulated other comprehensive income (loss)	30,891	(46,139)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,617,001	1,661,170
Noncontrolling interest	98,866	94,073
TOTAL SHAREHOLDERS’ EQUITY	1,715,867	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,631,976	$3,685,501

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
	(Restated)
OPERATING ACTIVITIES
Net income	$57,451	$235,626
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	58,411	50,857
Non-cash cost of real estate sold	3,302	2,593
Stock-based incentive compensation expense	5,980	6,226
Deferred income taxes	10,103	38,107
Tax benefit of AFMC for CBPC exchange	—	(18,761)
Depreciation and amortization from discontinued operations	37,985	29,356
Amortization of losses from pension and postretirement plans	5,896	11,617
Gain on sale of discontinued operations, net	—	(42,670)
Gain related to consolidation of New Zealand joint venture	—	(16,098)
Other	(43)	(8,653)
Changes in operating assets and liabilities:
Receivables	9,988	(11,782)
Inventories	4,765	27,325
Accounts payable	27,307	19,535
Income tax receivable/payable	5,217	(5,626)
All other operating activities	5,130	(7,654)
Payment to exchange AFMC for CBPC	—	(70,311)
Expenditures for dispositions and discontinued operations	(5,096)	(4,015)
CASH PROVIDED BY OPERATING ACTIVITIES	226,396	235,672
INVESTING ACTIVITIES
Capital expenditures	(80,494)	(74,587)
Purchase of additional interest in New Zealand joint venture	—	(139,879)
Purchase of timberlands	(74,817)	(10,447)
Jesup mill cellulose specialties expansion (gross purchases of $0 and $114,449, net of purchases on account of $0 and $14,264)	—	(100,185)
Proceeds from disposition of Wood Products business	—	72,953
Change in restricted cash	63,128	7,603
Other	(478)	537
CASH USED FOR INVESTING ACTIVITIES	(92,661)	(244,005)
FINANCING ACTIVITIES
Issuance of debt	1,238,389	455,000
Repayment of debt	(1,107,062)	(273,087)
Dividends paid	(124,628)	(113,222)
Proceeds from the issuance of common shares	3,347	6,643
Excess tax benefits on stock-based compensation	—	7,399
Repurchase of common shares	(1,834)	(11,241)
Debt issuance costs	(12,380)	—
Purchase of timberland deeds for Rayonier Advanced Materials	(12,677)	—
Debt issuance funds distributed to Rayonier Advanced Materials	(924,943)	—
Proceeds from spin-off of Rayonier Advanced Materials	906,200	—
Change in restricted cash reserved for dividends	(75,000)	—
Other	(680)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(111,268)	71,492
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(50)	(174)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	22,417	62,985
Balance, beginning of year	199,644	280,596
Balance, end of period	$222,061	$343,581
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$26,980	$16,754
Income taxes	10,417	84,508
Non-cash investing activity:
Capital assets purchased on account	11,547	59,729
Non-cash financing activity:
Shareholder debt assumed in acquisition of New Zealand joint venture	—	125,532
Conversion of shareholder debt to equity noncontrolling interest	—	(95,961)

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and three subsequent events were identified that warranted disclosure. On July 21, 2014, the Board of Directors approved a third quarter cash dividend of 30 cents per common share. The dividend is payable on September 30, 2014 to shareholders of record on September 16, 2014. In addition to the regular third quarter cash dividend, the Board of Directors approved a special cash dividend of 50 cents per common share payable on August 15, 2014 to shareholders of record on July 31, 2014. Additionally, amendments to the Company’s revolving credit facility and term credit agreement became effective in July 2014, as discussed in Note 18 — Debt.

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

Subsequent to the issuance of the Original Filing, the Company identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in the quarterly periods ended March 31, 2014 and June 30, 2014. The Company determined that it had understated its depletion expense in cost of goods sold (referred to as “Cost of sales” in the Company’s consolidated statements of income and comprehensive income) by approximately $2 million for each period. As a result, the financial amounts noted below have been restated from amounts previously reported.

The following tables summarize the effect of these restatements for the periods:

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2014
	As Previously Reported	Restatement	As Restated
Operating Income	$39,568	$(1,991)	$37,577
Income Tax Expense	(13,515)	(41)	(13,556)
Income from Continuing Operations	6,056	(2,032)	4,024
Income from Discontinued Operations, net	12,084	—	12,084
Net Income	18,140	(2,032)	16,108
Net Income Attributable to Rayonier Inc.	18,385	(2,032)	16,353
Basic Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.05	$(0.02)	$0.03
Discontinued Operations	0.10	—	0.10
Net Income	$0.15	$(0.02)	$0.13
Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.05	$(0.02)	$0.03
Discontinued Operations	0.09	—	0.09
Net Income	$0.14	$(0.02)	$0.12

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Consolidated Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2014
	As Previously Reported	Restatement	As Restated
Operating Income	$55,962	$(3,959)	$52,003
Income Tax Expense	(5,939)	(22)	(5,961)
Income from Continuing Operations	18,340	(3,981)	14,359
Income from Discontinued Operations, net	43,092	—	43,092
Net Income	61,432	(3,981)	57,451
Net Income Attributable to Rayonier Inc.	61,760	(3,981)	57,779
Basic Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.15	$(0.03)	$0.12
Discontinued Operations	0.34	—	0.34
Net Income	$0.49	$(0.03)	$0.46
Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.14	$(0.03)	$0.11
Discontinued Operations	0.33	—	0.33
Net Income	$0.47	$(0.03)	$0.44

	Consolidated Balance Sheet as of June 30, 2014
	As Previously Reported	Restatement	As Restated
Prepaid and Other Current Assets	$21,565	$(22)	$21,543
Timber and Timberlands, Net of Depletion and Amortization	2,121,614	(3,959)	2,117,655
Retained earnings	891,629	(3,981)	887,648

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2014
	As Previously Reported (a)	Restatement	As Restated (a)
Operating Income	$65,008	$(1,969)	$63,039
Income Tax Expense	(7,732)	20	(7,712)
Income from Continuing Operations	43,292	(1,949)	41,343
Net Income	43,292	(1,949)	41,343
Net Income Attributable to Rayonier Inc.	43,375	(1,949)	41,426
Basic Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.34	$(0.01)	$0.33
Discontinued Operations	—	—	—
Net Income	$0.34	$(0.01)	$0.33
Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.34	$(0.02)	$0.32
Discontinued Operations	—	—	—
Net Income	$0.34	$(0.02)	$0.32
(a)Includes the Performance Fibers business that was spun-off on June 27, 2014.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Consolidated Balance Sheet as of March 31, 2014
	As Previously Reported	Restatement	As Restated
Prepaid and Other Current Assets	$54,557	$20	$54,577
Timber and Timberlands, Net of Depletion and Amortization	2,069,518	(1,969)	2,067,549
Retained earnings	996,573	(1,949)	994,624

4.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Income from continuing operations	$4,024	$39,631	$14,359	$58,659
Less: Net (loss) income from continuing operations attributable to noncontrolling interest	(245)	727	(328)	727
Income from continuing operations attributable to Rayonier Inc.	$4,269	$38,904	$14,687	$57,932

Income from discontinued operations, net, attributable to Rayonier Inc.	$12,084	$48,260	$43,092	$176,967

Net income attributable to Rayonier Inc.	$16,353	$87,164	$57,779	$234,899

Shares used for determining basic earnings per common share	126,434,376	126,027,297	126,390,891	125,257,876
Dilutive effect of:
Stock options	293,213	504,321	296,768	519,014
Performance and restricted shares	201,956	386,228	194,995	384,910
Assumed conversion of Senior Exchangeable Notes (a)	2,631,514	2,217,058	2,579,402	2,173,658
Assumed conversion of warrants (a) (b)	2,738,606	1,632,345	2,656,633	2,250,361
Shares used for determining diluted earnings per common share	132,299,665	130,767,249	132,118,689	130,585,819
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.03	$0.31	$0.12	$0.46
Discontinued operations	0.10	0.38	0.34	1.42
Net income	$0.13	$0.69	$0.46	$1.88
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.03	$0.30	$0.11	$0.44
Discontinued operations	0.09	0.37	0.33	1.36
Net income	$0.12	$0.67	$0.44	$1.80

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
The Senior Exchangeable Notes due 2012 (the “2012 Notes”) matured in October 2012; however, no additional shares were issued due to offsetting exchangeable note hedges. The warrants sold in conjunction with the 2012 Notes began maturing on January 15, 2013 and matured ratably through March 27, 2013. As a result, 2,037,303 shares were issued through the end of the first quarter of 2013 and 97,918 shares were issued in the first week of April 2013. The dilutive impact of these warrants was calculated based on the length of time they were outstanding before settlement. Rayonier will distribute additional shares upon maturity of the warrants associated with the 2015 Notes if the stock price exceeds $28.58 per share. The exchange price on the warrants is lower than prior periods as it has been adjusted to reflect the spin-off of the Performance Fibers business. For further information, see Note 13 — Debt in the Amended Form 10-K and Note 18 — Debt of this Form 10-Q/A.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The tables below reconcile the U.S. statutory rate to the Company’s effective tax rate for each period presented:

	Three Months Ended June 30,
	2014		2013
	(Restated)	(Restated)
Income tax expense at federal statutory rate	$6,153	35.0%	$8,289	35.0%
REIT income and taxable losses	(5,625)	(32.0)	(20,001)	(84.4)
Reverse loss on FMV of exchangeable notes	—	—	828	3.5
Foreign operations	(728)	(4.1)	458	1.9
Non-deductible real estate losses	590	3.4	—	—
Other	119	0.6	115	0.5
Income tax expense (benefit) before discrete items	509	2.9%	(10,311)	(43.5)%
CBPC valuation allowance	15,574	88.7	—	—
Spin-off related costs	797	4.5	—	—
Deferred tax inventory valuations	(3,293)	(18.7)	—	—
Gain related to consolidation of New Zealand joint venture	—	—	(5,636)	(23.8)
Other	(31)	(0.3)	—	—
Income tax expense (benefit) as reported for continuing operations	$13,556	77.1%	$(15,947)	(67.3)%

	Six Months Ended June 30,
	2014		2013
	(Restated)	(Restated)
Income tax expense at federal statutory rate	$7,112	35.0%	$12,851	35.0%
REIT income and taxable losses	(13,823)	(69.3)	(31,324)	(85.3)
Foreign operations	(841)	(0.3)	1,517	4.1
Non-deductible real estate losses	681	1.2	—	—
Reverse loss on FMV of exchangeable notes	—	—	1,284	3.5
Other	138	0.3	(151)	(0.4)
Income tax benefit before discrete items	(6,733)	(33.1)%	(15,823)	(43.1)%
CBPC valuation allowance	15,574	76.6	—	—
Spin-off related costs	797	3.9	—	—
Deferred tax inventory valuations	(3,293)	(16.2)	—	—
Gain related to consolidation of New Zealand joint venture	—	—	(5,636)	(15.3)
Other	(384)	(1.9)	(483)	(1.4)
Income tax expense (benefit) as reported for continuing operations	$5,961	29.3%	$(21,942)	(59.8)%

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

6.	RESTRICTED CASH AND DEPOSITS
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
 An analysis of shareholders’ equity for the six months ended June 30, 2014 and the year ended December 31, 2013 is shown below (share amounts not in thousands):

	Rayonier Inc. Shareholders Equity
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount
			(Restated)			(Restated)
Balance, December 31, 2012	123,332,444	$670,749	$876,634	$(109,379)	$—	$1,438,004
Net income	—	—	371,896	—	1,902	373,798
Dividends ($1.86 per share)	—	—	(233,321)	—	—	(233,321)
Issuance of shares under incentive stock plans	1,001,426	10,101	—	—	—	10,101
Stock-based compensation	—	11,710	—	—	—	11,710
Excess tax benefit on stock-based compensation	—	8,413	—	—	—	8,413
Repurchase of common shares	(211,221)	(11,326)	—	—	—	(11,326)
Equity portion of convertible debt upon redemption	—	2,453	—	—	—	2,453
Settlement of warrants	2,135,221	—	—	—	—	—
Net gain from pension and postretirement plans	—	—	—	61,869	—	61,869
Acquisition of noncontrolling interest	—	—	—	—	96,336	96,336
Noncontrolling interest redemption of shares	—	—	—	—	(713)	(713)
Foreign currency translation adjustment	—	—	—	(1,915)	(3,795)	(5,710)
Joint venture cash flow hedges	—	—	—	3,286	343	3,629
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	$(46,139)	$94,073	$1,755,243
Net income (loss)	—	—	57,779	—	(328)	57,451
Dividends ($0.98 per share)	—	—	(123,947)	—	—	(123,947)
Contribution to Rayonier Advanced Materials	—	(301)	(61,393)	80,749	—	19,055
Issuance of shares under incentive stock plans	315,739	3,347	—	—	—	3,347
Stock-based compensation	—	5,980	—	—	—	5,980
Excess tax deficiency on stock-based compensation	—	(830)	—	—	—	(830)
Repurchase of common shares	(43,916)	(1,834)	—	—	—	(1,834)
Net losses from pension and postretirement plans	—	—	—	(19,779)	—	(19,779)
Noncontrolling interest redemption of shares	—	—	—	—	(930)	(930)
Foreign currency translation adjustment	—	—	—	15,546	5,774	21,320
Joint venture cash flow hedges	—	—	—	514	277	791
Balance, June 30, 2014	126,529,693	$698,462	$887,648	$30,891	$98,866	$1,715,867

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
Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	June 30,	December 31,
	2014	2013
ASSETS	(Restated)
Forest Resources	$2,284,198	$2,162,913
Real Estate	96,277	149,001
Other Operations	24,860	37,334
Corporate and other	226,641	257,608
Performance Fibers	—	1,078,645
Total	$2,631,976	$3,685,501

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2014	2013	2014	2013
Forest Resources	$101,120	$109,060	$205,799	$166,162
Real Estate	34,017	13,376	39,547	37,673
Other Operations	29,224	32,709	64,910	58,458
Intersegment Eliminations	(1,216)	(256)	(3,924)	(351)
Total	$163,145	$154,889	$306,332	$261,942

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING INCOME	(Restated)		(Restated)
Forest Resources	$19,919	$20,890	$45,466	$34,145
Real Estate	27,764	6,105	28,490	22,947
Other Operations	(132)	1,621	(544)	1,719
Corporate and other (a)	(9,974)	3,735	(21,409)	(5,057)
Total	$37,577	$32,351	$52,003	$53,754

(a)	The three and six months ended June 30, 2013 included a $16.1 million gain related to the consolidation of the New Zealand JV.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
DEPRECIATION, DEPLETION AND AMORTIZATION	(Restated)		(Restated)
Forest Resources	23,570	$27,291	$50,455	$43,735
Real Estate	6,422	2,469	7,333	6,646
Corporate	341	293	623	476
Total	$30,333	$30,053	$58,411	$50,857

10.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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

15.	CONTINGENCIES
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

17.	EMPLOYEE BENEFIT PLANS
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$1,544	$2,011	$147	$249
Interest cost	4,452	3,953	199	240
Expected return on plan assets	(6,330)	(5,966)	—	—
Amortization of prior service cost	277	322	4	6
Amortization of losses	2,603	4,791	116	218
Amortization of negative plan amendment	—	—	(133)	—
Net periodic benefit cost	$2,546	$5,111	$333	$713

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$3,168	$4,430	$326	$498
Interest cost	9,135	8,787	405	480
Expected return on plan assets	(12,988)	(13,390)	—	—
Amortization of prior service cost	569	710	8	13
Amortization of losses	5,340	10,516	245	436
Amortization of negative plan amendment	—	—	(267)	—
Net periodic benefit cost	$5,224	$11,053	$717	$1,427

In 2014, the Company has no mandatory pension contribution requirement.

18.	DEBT
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

(a)
Reflects $81 million, net of taxes, of additional losses transferred to Rayonier Advanced Materials Pension Plans offset by $25 million, net of taxes, of additional losses as a result of the revaluation required due to the spin-off. See Note 17 — Employee Benefit Plans for additional information.

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

21.	CONSOLIDATING FINANCIAL STATEMENTS
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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
SALES	$—	$—	$—	$163,145	$—	$163,145
Costs and Expenses
Cost of sales	—	—	—	123,096	—	123,096
Selling and general expenses	—	2,394	—	11,467	—	13,861
Other operating expense (income), net	—	1,573	—	(12,962)	—	(11,389)
	—	3,967	—	121,601	—	125,568
OPERATING (LOSS) INCOME	—	(3,967)	—	41,544	—	37,577
Interest expense	(3,196)	(225)	(10,982)	(1,209)	—	(15,612)
Interest and miscellaneous income (expense), net	2,733	(3,003)	(1,098)	(3,017)	—	(4,385)
Equity in income from subsidiaries	16,814	23,549	(54,081)	—	13,718	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,351	16,354	(66,161)	37,318	13,718	17,580
Income tax benefit (expense)	—	460	4,409	(18,425)	—	(13,556)
INCOME (LOSS) FROM CONTINUING OPERATIONS	16,351	16,814	(61,752)	18,893	13,718	4,024
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	12,084	—	12,084
NET INCOME (LOSS)	16,351	16,814	(61,752)	30,977	13,718	16,108
Less: Net loss attributable to noncontrolling interest	—	—	—	(245)	—	(245)
NET INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	16,351	16,814	(61,752)	31,222	13,718	16,353
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,653	2,653	513	3,517	(5,819)	3,517
New Zealand joint venture cash flow hedges	(598)	(598)	(598)	(920)	1,794	(920)
Amortization of pension and postretirement plans, net of income tax	58,873	58,873	92,714	92,714	(244,301)	58,873
Total other comprehensive income	60,928	60,928	92,629	95,311	(248,326)	61,470
COMPREHENSIVE INCOME	77,279	77,742	30,877	126,288	(234,608)	77,578
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	297	—	297
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$77,279	$77,742	$30,877	$125,991	$(234,608)	$77,281

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
SALES	$—	$—	$—	$306,332	$—	$306,332
Costs and Expenses
Cost of sales	—	—	—	238,995	—	238,995
Selling and general expenses	—	4,544	—	22,554	—	27,098
Other operating expense (income), net	—	3,948	—	(15,712)	—	(11,764)
	—	8,492	—	245,837	—	254,329
OPERATING INCOME (LOSS) BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	—	(8,492)	—	60,495	—	52,003
OPERATING INCOME (LOSS)	—	(8,492)	—	60,495	—	52,003
Interest expense	(6,389)	(468)	(17,672)	(1,757)	—	(26,286)
Interest and miscellaneous income (expense), net	5,431	(2,189)	(2,145)	(6,494)	—	(5,397)
Equity in income from subsidiaries	58,737	70,049	(22,951)	—	(105,835)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,779	58,900	(42,768)	52,244	(105,835)	20,320
Income tax benefit (expense)	—	(163)	7,233	(13,031)	—	(5,961)
INCOME FROM CONTINUING OPERATIONS	57,779	58,737	(35,535)	39,213	(105,835)	14,359
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	43,092	—	43,092
NET INCOME	57,779	58,737	(35,535)	82,305	(105,835)	57,451
Less: Net loss attributable to noncontrolling interest	—	—	—	(328)	—	(328)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	57,779	58,737	(35,535)	82,633	(105,835)	57,779
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	15,547	15,547	1,279	21,312	(32,365)	21,320
New Zealand joint venture cash flow hedges	514	514	514	791	(1,542)	791
Amortization of pension and postretirement plans, net of income tax	60,970	60,970	94,334	94,334	(249,638)	60,970
Total other comprehensive income	77,031	77,031	96,127	116,437	(283,545)	83,081
COMPREHENSIVE INCOME	134,810	135,768	60,592	198,742	(389,380)	140,532
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	5,722	—	5,722
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$134,810	$135,768	$60,592	$193,020	$(389,380)	$134,810

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of June 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,181	$1,096	$66,866	$114,918	$—	$222,061
Restricted cash	75,000	—	—	—	—	75,000
Accounts receivable, less allowance for doubtful accounts	—	—	1,366	18,399	—	19,765
Inventory	—	—	—	18,484	—	18,484
Deferred tax assets	—	—	—	3,221	—	3,221
Prepaid and other current assets	—	3,294	—	18,249	—	21,543
Total current assets	114,181	4,390	68,232	173,271	—	360,074
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,117,655	—	2,117,655
NET PROPERTY, PLANT AND EQUIPMENT	—	332	—	5,811	—	6,143
INVESTMENT IN SUBSIDIARIES	1,608,083	1,864,809	377,891	—	(3,850,783)	—
INTERCOMPANY NOTES RECEIVABLE	218,854	—	21,075	—	(239,929)	—
OTHER ASSETS	3,473	21,698	3,012	119,921	—	148,104
TOTAL ASSETS	$1,944,591	$1,891,229	$470,210	$2,416,658	$(4,090,712)	$2,631,976
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$3,144	$5,882	$18,845	$—	$27,871
Accrued taxes	—	—	—	13,834	—	13,834
Uncertain tax positions	—	5,780	—	—	—	5,780
Accrued payroll and benefits	—	3,229	—	2,087	—	5,316
Accrued interest	2,590	672	2,636	27,279	(23,434)	9,743
Other current liabilities	—	1,322	—	27,543	—	28,865
Total current liabilities	2,590	14,147	8,518	89,588	(23,434)	91,409
LONG-TERM DEBT	325,000	—	143,706	301,380	—	770,086
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	24,699	—	(685)	—	24,014
OTHER NON-CURRENT LIABILITIES	—	6,804	—	23,796	—	30,600
INTERCOMPANY PAYABLE	—	237,496	—	790	(238,286)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,617,001	1,608,083	317,986	1,902,923	(3,828,992)	1,617,001
Noncontrolling interest	—	—	—	98,866	—	98,866
TOTAL SHAREHOLDERS’ EQUITY	1,617,001	1,608,083	317,986	2,001,789	(3,828,992)	1,715,867
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,944,591	$1,891,229	$470,210	$2,416,658	$(4,090,712)	$2,631,976

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended June 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
SALES	$—	$—	$163,145	$—	$163,145
Costs and Expenses
Cost of sales	—	—	123,096	—	123,096
Selling and general expenses	—	2,394	11,467	—	13,861
Other operating expense, net	—	1,573	(12,962)	—	(11,389)
	—	3,967	121,601	—	125,568
OPERATING (LOSS) INCOME	—	(3,967)	41,544	—	37,577
Interest expense	(3,196)	(11,207)	(1,209)	—	(15,612)
Interest and miscellaneous income (expense), net	2,733	(4,101)	(3,017)	—	(4,385)
Equity in income from subsidiaries	16,814	31,220	—	(48,034)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,351	11,945	37,318	(48,034)	17,580
Income tax benefit (expense)	—	4,869	(18,425)	—	(13,556)
INCOME FROM CONTINUING OPERATIONS	16,351	16,814	18,893	(48,034)	4,024
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	12,084	—	12,084
NET INCOME	16,351	16,814	30,977	(48,034)	16,108
Less: Net loss attributable to noncontrolling interest	—	—	(245)	—	(245)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	16,351	16,814	31,222	(48,034)	16,353
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,653	2,655	3,517	(5,308)	3,517
New Zealand joint venture cash flow hedges	(598)	(598)	(920)	1,196	(920)
Amortization of pension and postretirement plans, net of income tax	58,873	58,873	92,714	(151,587)	58,873
Total other comprehensive income	60,928	60,930	95,311	(155,699)	61,470
COMPREHENSIVE INCOME	77,279	77,744	126,288	(203,733)	77,578
Less: Comprehensive income attributable to noncontrolling interest	—	—	297	—	297
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$77,279	$77,744	$125,991	$(203,733)	$77,281

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Six Months Ended June 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
SALES	$—	$—	$306,332	$—	$306,332
Costs and Expenses
Cost of sales	—	—	238,995	—	238,995
Selling and general expenses	—	4,544	22,554	—	27,098
Other operating expense (income), net	—	3,948	(15,712)	—	(11,764)
	—	8,492	245,837	—	254,329
OPERATING INCOME (LOSS) BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	—	(8,492)	60,495	—	52,003
OPERATING INCOME (LOSS)	—	(8,492)	60,495	—	52,003
Interest expense	(6,389)	(18,140)	(1,757)	—	(26,286)
Interest and miscellaneous income (expense), net	5,431	(4,334)	(6,494)	—	(5,397)
Equity in income from subsidiaries	58,737	82,633	—	(141,370)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,779	51,667	52,244	(141,370)	20,320
Income tax benefit (expense)	—	7,070	(13,031)	—	(5,961)
INCOME FROM CONTINUING OPERATIONS	57,779	58,737	39,213	(141,370)	14,359
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	43,092	—	43,092
NET INCOME	57,779	58,737	82,305	(141,370)	57,451
Less: Net loss attributable to noncontrolling interest	—	—	(328)	—	(328)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	57,779	58,737	82,633	(141,370)	57,779
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	15,547	15,547	21,312	(31,086)	21,320
New Zealand joint venture cash flow hedges	514	514	791	(1,028)	791
Amortization of pension and postretirement plans, net of income tax	60,970	60,970	94,334	(155,304)	60,970
Total other comprehensive income	77,031	77,031	116,437	(187,418)	83,081
COMPREHENSIVE INCOME	134,810	135,768	198,742	(328,788)	140,532
Less: Comprehensive income attributable to noncontrolling interest	—	—	5,722	—	5,722
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$134,810	$135,768	$193,020	$(328,788)	$134,810

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of June 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,181	$67,962	$114,918	$—	$222,061
Restricted cash	75,000	—	—	—	75,000
Accounts receivable, less allowance for doubtful accounts	—	1,366	18,399	—	19,765
Inventory	—	—	18,484	—	18,484
Deferred tax asset	—	—	3,221	—	3,221
Prepaid and other current assets	—	3,294	18,249	—	21,543
Total current assets	114,181	72,622	173,271	—	360,074
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,117,655	—	2,117,655
NET PROPERTY, PLANT AND EQUIPMENT	—	332	5,811	—	6,143
INVESTMENT IN SUBSIDIARIES	1,608,083	1,924,714	—	(3,532,797)	—
INTERCOMPANY NOTES RECEIVABLE	218,854	21,075	—	(239,929)	—
OTHER ASSETS	3,473	24,710	119,921	—	148,104
TOTAL ASSETS	$1,944,591	$2,043,453	$2,416,658	$(3,772,726)	$2,631,976
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$9,026	$18,845	$—	$27,871
Accrued taxes	—	—	13,834	—	13,834
Uncertain tax positions	—	5,780	—	—	5,780
Accrued payroll and benefits	—	3,229	2,087	—	5,316
Accrued interest	2,590	3,308	27,279	(23,434)	9,743
Other current liabilities	—	1,322	27,543	—	28,865
Total current liabilities	2,590	22,665	89,588	(23,434)	91,409
LONG-TERM DEBT	325,000	143,706	301,380	—	770,086
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	24,699	(685)	—	24,014
OTHER NON-CURRENT LIABILITIES	—	6,804	23,796	—	30,600
INTERCOMPANY PAYABLE	—	237,496	790	(238,286)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,617,001	1,608,083	1,902,923	(3,511,006)	1,617,001
Noncontrolling interest	—	—	98,866	—	98,866
TOTAL SHAREHOLDERS’ EQUITY	1,617,001	1,608,083	2,001,789	(3,511,006)	1,715,867
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,944,591	$2,043,453	$2,416,658	$(3,772,726)	$2,631,976

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
Our financial condition and results of operations as of and for the periods ended March 31, 2014 and June 30, 2014 have been restated. All information and disclosures contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) related to those periods reflect the effects of such restatement. For a more detailed description of the restatement, see Note 3 - Restatement of Previously Issued Consolidated Financial Statements of the Notes to the accompanying unaudited Consolidated Financial Statements and MD&A included in this Quarterly Report on Form 10-Q/A.
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

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Amended Form 10-K.
Segments
We are a geographically diverse international land resources company primarily engaged in timberland management and the sale of real estate. We operate in two reportable business segments: Forest Resources and Real Estate. Prior to the second quarter of 2014, the Company operated in three reportable business segments, which included Performance Fibers. In June 2014, the Performance Fibers business was spun-off to Rayonier shareholders as a newly formed publicly traded company named Rayonier Advanced Materials. The results of the Performance Fibers segment are shown as discontinued operations for all periods presented.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2014	2013	2014	2013
	(Restated)		(Restated)
Sales
Forest Resources
Atlantic	$19	$19	$40	$37
Gulf States	13	13	25	25
Northern	25	30	58	54
New Zealand	44	47	83	50
Total Forest Resources	101	109	206	166
Real Estate
Development	1	—	2	2
Rural	6	9	11	11
Non-Strategic Timberlands	27	4	27	25
Total Real Estate	34	13	40	38
Other Operations	28	33	60	58
Total Sales	$163	$155	$306	$262

Operating Income (Loss)
Forest Resources	$20	$21	$45	$34
Real Estate	28	6	29	23
Other Operations	—	2	(1)	2
Corporate and other	(10)	3	(21)	(5)
Operating Income	38	32	52	54
Interest Expense, Interest Income and Other	(20)	(8)	(32)	(17)
Income Tax (Expense) Benefit	(14)	16	(6)	22
Income from Continuing Operations	4	40	14	59
Discontinued Operations, Net	12	48	43	177
Net Income	16	88	57	236
Less: Net income (loss) attributable to noncontrolling interest	—	1	(1)	1
Net Income Attributable to Rayonier Inc.	$16	$87	$58	$235

Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.03	$0.30	$0.11	$0.44
Discontinued Operations	0.09	0.37	0.33	1.36
Net Income	$0.12	$0.67	$0.44	$1.80

FOREST RESOURCES

Sales (in millions)	2013	Changes Attributable to:		2014
Three Months Ended June 30,		Price	Volume/ Mix/Other
Atlantic	$19	$3	$(3)	$19
Gulf States	13	1	(1)	13
Northern	30	—	(5)	25
New Zealand	47	—	(3)	44
Total Sales	$109	$4	$(12)	$101

Sales (in millions)	2013	Changes Attributable to:		2014
Six Months Ended June 30,		Price	Volume/ Mix/Other
Atlantic	$37	$7	$(4)	$40
Gulf States	25	1	(1)	25
Northern	54	3	1	58
New Zealand (a)	50	2	31	83
Total Sales	$166	$13	$27	$206

(a)	First quarter 2014 included $38 million of sales from the consolidation of the New Zealand joint venture (“New Zealand JV”), whereas first quarter 2013 was accounted for on the equity method.

Operating Income (in millions)	2013	Changes Attributable to:			2014
Three Months Ended June 30,		Price	Volume/ Mix	Cost/Other
				(Restated)	(Restated)
Atlantic	$5	$3	$(2)	$—	$6
Gulf States	3	1	—	(1)	3
Northern	10	—	(1)	—	9
New Zealand	3	—	3	(4)	2
Total Operating Income	$21	$4	$—	$(5)	$20

Operating Income (in millions)	2013	Changes Attributable to:			2014
Six Months Ended June 30,		Price	Volume/ Mix	Cost/Other
				(Restated)	(Restated)
Atlantic	$10	$7	$(3)	$—	$14
Gulf States	5	1	—	—	6
Northern	15	3	4	(2)	20
New Zealand/Other	4	2	—	(1)	5
Total Operating Income	$34	$13	$1	$(3)	$45

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
Gulf region sales for the 2014 periods were comparable to 2013. Operating income improved 20 percent for the six months ending June 30, 2014, respectively, due to higher pine prices and non-timber income, partially offset by lower volumes due to the wet weather.
In the Northern region, 2014 second quarter sales and operating income declined compared to 2013 due to lower volumes as a result of high China log inventory. On a year-to-date basis, sales and operating income increased by 7 percent and 33 percent, respectively, compared to the 2013 periods primarily driven by strong pricing and volume from a surge in China demand earlier in the year.

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

REAL ESTATE

Sales (in millions)	2013	Changes Attributable to:		2014
Three Months Ended June 30,		Price	Volume/Mix
Development	$—	$1	$—	$1
Rural	9	1	(4)	6
Non-Strategic Timberlands	4	—	23	27
Total Sales	$13	$2	$19	$34

Sales (in millions)	2013	Changes Attributable to:		2014
Six Months Ended June 30,		Price	Volume/Mix
Development	$2	$—	$—	$2
Rural	11	2	(2)	11
Non-Strategic Timberlands	25	(58)	60	27
Total Sales	$38	$(56)	$58	$40

Operating Income (in millions)	2013	Changes Attributable to:		2014
Three Months Ended June 30,		Price	Volume/Mix
			(Restated)	(Restated)
Total Operating Income	$6	$2	$20	$28

Operating Income (in millions)	2013	Changes Attributable to:		2014
Six Months Ended June 30,		Price	Volume/Mix
			(Restated)	(Restated)
Total Operating Income	$23	$(56)	$62	$29

Second quarter sales of $34 million and operating income of $28 million increased $21 million and $22 million, respectively, compared to the prior year period. Year-to-date, sales and operating income were 5 percent and 24 percent above the prior year. These increases were the result of higher non-strategic timberland sales, primarily from a 19,500 acre parcel in Florida, and a $6 million settlement of a bankruptcy claim related to a 2006 sale.
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
Summary of Liquidity and Financing Commitments (in millions of dollars)

	June 30,	December 31,
	2014	2013
	(Restated)
Cash and cash equivalents (a)	$222	$200
Restricted cash	75	—
Total debt	770	1,574
Shareholders’ equity	1,716	1,755
Total capitalization (total debt plus equity)	2,486	3,329
Debt to capital ratio	31%	47%

(a)	Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less and money market accounts.
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
We reconcile EBITDA to Net Income for the consolidated Company and Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Net Income to EBITDA Reconciliation
Net Income	$16	$88	$57	$236
Interest, net, continuing operations	16	9	28	17
Income tax expense, continuing operations	14	(16)	6	(22)
Depreciation, depletion and amortization	30	30	58	51
Discontinued operations (a)	29	44	67	92
EBITDA	$105	$155	$216	$374
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
The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Other Operations	Corporate and Other	Total
	(Restated)	(Restated)			(Restated)
Three Months Ended June 30, 2014
Operating Income	$20	$28	$—	$(10)	$38
Add: Depreciation, depletion and amortization	24	6	—	—	30
Add: Costs related to spin-off of Performance Fibers business	—	—	—	(4)	(4)
Add: Discontinued operations (a)	—	—	—	41	41
EBITDA	$44	$34	$—	$27	$105

Three Months Ended June 30, 2013
Operating Income	$21	$6	$2	$3	$32
Add: Depreciation, depletion and amortization	28	2	—	—	30
Add: Discontinued operations (a)	—	—	—	93	93
EBITDA	$49	$8	$2	$96	$155

Six Months Ended June 30, 2014
Operating Income	$45	$29	$(1)	$(21)	$52
Add: Depreciation, depletion and amortization	51	7	—	—	58
Add: Costs related to spin-off of Performance Fibers business	—	—	—	(4)	(4)
Add: Discontinued operations (a)	—	—	—	110	110
EBITDA	$96	$36	$(1)	$85	$216

Six Months Ended June 30, 2013
Operating Income	$34	$23	$2	$(5)	$54
Add: Depreciation, depletion and amortization	44	6	—	1	51
Add: Discontinued operations (a)	—	—	—	269	269
EBITDA	$78	$29	$2	$265	$374

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
The following table aggregates our contractual financial obligations as of June 30, 2014 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2014	2015-2016	2017-2018	Thereafter
Long-term debt (a)	$771	$—	$336	$63	$372
Current maturities of long-term debt	—	—	—	—	—
Interest payments on long-term debt (b)	126	14	46	26	40
Operating leases — timberland	184	4	20	18	142
Postretirement obligations (c)	1	—	1	—	—
Operating leases — PP&E, offices	7	1	3	1	2
Uncertain tax positions (d)	6	6	—	—	—
Purchase obligations — derivatives (e)	5	—	—	2	3
Purchase obligations — other	1	—	—	1	—
Total contractual cash obligations	$1,101	$25	$406	$111	$559

(a)	The book value of our long-term debt is currently recorded at $770.0 million on the Company’s consolidated balance sheet, but upon maturity the liability will be $770.5 million.

(b)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2014.

(c)	These amounts represent an estimate of our projected payments related to our unfunded excess pension plan and our postretirement medical and life insurance plans for the next ten years.

(d)	See Note 5 — Income Taxes for additional information on uncertain tax positions.

(e)	Purchase obligations represent payments expected to be made on derivative instruments held in New Zealand. See Note 10 —Derivative Financial Instruments and Hedging Activities.

Sales Volume by Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Forest Resources — in thousands of short green tons
Atlantic	698	904	1,534	1,772
Gulf States	451	514	889	923
Northern	447	512	991	967
New Zealand
Domestic	314	401	623	401
Export	209	200	359	200
Total	2,119	2,531	4,396	4,263
Real Estate — in acres
Development	68	47	95	133
Rural	2,030	3,831	3,763	5,006
Non-Strategic Timberlands	23,185	3,372	23,547	8,947
Total	25,283	7,250	27,405	14,086

Item 4.	CONTROLS AND PROCEDURES
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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q/A, management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were not effective as of June 30, 2014.
On June 27, 2014, the Company spun off its Performance Fibers business to its shareholders as a newly formed publicly traded company named Rayonier Advanced Materials Inc. Following the spin-off, new management conducted a review of the Company’s operations and business strategies and identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in each of the quarterly periods ended March 31, 2014 and June 30, 2014. At the direction of the Company’s Board of Directors, management commenced an internal review into these matters with the assistance of independent counsel, forensic accountants and financial advisers. As a result of the internal review, the Company concluded that it included in merchantable timber inventory for 2014, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas, which was incorrect, inconsistent with its definition of merchantable inventory, and a significant change from prior years. As a result, the Company concluded that it understated its depletion expense in cost of goods sold (referred to as “Cost of sales” in the Company's consolidated statements of income) by approximately $2.0 million in each of the quarterly periods ended March 31, 2014 and June 30, 2014, which resulted in a corresponding overstatement of income from continuing operations of $1.9 million and $2.0 million, respectively, in those periods. The Company has filed amendments to its Forms 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and restated its interim consolidated financial statements for those periods.
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
In addition, because this material weakness was not adequately remediated as of March 31, 2014, June 30, 2014 or September 30, 2014, the Company’s internal control over financial reporting was ineffective at those dates as well. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2014 that materially affected, or are likely to materially affect, its internal control over financial reporting.

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
101
The following financial information from our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013; (ii) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements
Filed herewith

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