Form 10-Q
period 2014-09-30
RAYONIER INC
filed 2014-11-10
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
SALES	$149,829	$159,261	$456,161	$421,203
Costs and Expenses
Cost of sales	118,088	129,002	357,083	333,523
Selling and general expenses	8,806	13,104	35,904	41,204
Other operating income, net (Note 20)	(9,144)	(2,814)	(20,908)	(10,587)
	117,750	139,292	372,079	364,140
Equity in income of New Zealand joint venture	—	—	—	562
OPERATING INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	32,079	19,969	84,082	57,625
Gain related to consolidation of New Zealand joint venture (Note 7)	—	—	—	16,098
OPERATING INCOME	32,079	19,969	84,082	73,723
Interest expense	(9,566)	(10,823)	(35,852)	(30,626)
Interest and miscellaneous (expense) income, net	(1,734)	(914)	(7,131)	1,852
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	20,779	8,232	41,099	44,949
Income tax benefit	11,280	6,808	5,319	28,750
INCOME FROM CONTINUING OPERATIONS	32,059	15,040	46,418	73,699
DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax expense of $0, $18,313, $21,231 and $82,223	—	43,327	43,092	220,294
NET INCOME	32,059	58,367	89,510	293,993
Less: Net (loss) income attributable to noncontrolling interest	(642)	1,022	(970)	1,749
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	32,701	57,345	90,480	292,244
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(37,877)	24,259	(16,426)	(2,967)
New Zealand joint venture cash flow hedges, net of income tax benefit of $1,170, $0, $1,270 and $0	(3,494)	3,433	(2,703)	4,209
Net gain from pension and postretirement plans, net of income tax expense of $150, $1,579, $37,025 and $5,403	2,265	3,639	63,235	12,326
Total other comprehensive (loss) income	(39,106)	31,331	44,106	13,568
COMPREHENSIVE (LOSS) INCOME	(7,047)	89,698	133,616	307,561
Less: Comprehensive (loss) income attributable to noncontrolling interest	(12,426)	8,594	(6,573)	(909)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$5,379	$81,104	$140,189	$308,470
EARNINGS PER COMMON SHARE (Note 4)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.26	$0.11	$0.38	$0.57
Discontinued Operations	—	0.34	0.34	1.76
Net Income	$0.26	$0.45	$0.72	$2.33
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.25	$0.11	$0.36	$0.55
Discontinued Operations	—	0.33	0.33	1.68
Net Income	$0.25	$0.44	$0.69	$2.23

Dividends per share	$0.80	$0.49	$1.78	$1.37

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$182,831	$199,644
Accounts receivable, less allowance for doubtful accounts of $217 and $673	28,237	94,956
Inventory
Finished goods	11,132	115,270
Work in progress	—	3,555
Raw materials	1,307	17,661
Manufacturing and maintenance supplies	—	2,332
Total inventory	12,439	138,818
Deferred tax assets	4,211	39,100
Prepaid and other current assets	23,821	46,576
Total current assets	251,539	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,058,381	2,049,378
PROPERTY, PLANT AND EQUIPMENT
Land	1,833	20,138
Buildings	8,885	180,573
Machinery and equipment	3,326	1,760,641
Construction in progress	393	19,795
Total property, plant and equipment, gross	14,437	1,981,147
Less — accumulated depreciation	(7,906)	(1,120,326)
Total property, plant and equipment, net	6,531	860,821
OTHER ASSETS	161,108	256,208
TOTAL ASSETS	$2,477,559	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,126	$69,293
Current maturities of long-term debt	130,486	112,500
Accrued taxes	14,954	8,551
Uncertain tax positions	—	10,547
Accrued payroll and benefits	6,338	24,948
Accrued interest	10,136	9,531
Accrued customer incentives	—	9,580
Other current liabilities	26,596	24,327
Current liabilities for dispositions and discontinued operations (Note 14)	—	6,835
Total current liabilities	211,636	276,112
LONG-TERM DEBT	605,162	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 14)	—	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 17)	22,393	95,654
OTHER NON-CURRENT LIABILITIES	27,466	27,225
COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 126,724,444 and 126,257,870 shares issued and outstanding	700,581	692,100
Retained earnings	820,181	1,015,209
Accumulated other comprehensive income (loss)	3,569	(46,139)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,524,331	1,661,170
Noncontrolling interest	86,571	94,073
TOTAL SHAREHOLDERS’ EQUITY	1,610,902	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,477,559	$3,685,501

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$89,510	$293,993
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	92,454	81,668
Non-cash cost of real estate sold	6,507	4,349
Stock-based incentive compensation expense	6,780	8,993
Deferred income taxes	4,435	42,832
Tax benefit of AFMC for CBPC exchange	—	(18,761)
Non-cash adjustments to unrecognized tax benefit liability	(10,547)	3,966
Depreciation and amortization from discontinued operations	37,985	51,696
Amortization of losses from pension and postretirement plans	6,503	16,835
Gain on sale of discontinued operations, net	—	(42,670)
Gain related to consolidation of New Zealand joint venture	—	(16,098)
Loss on early redemption of exchangeable notes	—	3,017
Other	2,946	(8,205)
Changes in operating assets and liabilities:
Receivables	263	(18,710)
Inventories	2,607	(9,040)
Accounts payable	33,305	13,712
Income tax receivable/payable	756	(2,482)
All other operating activities	12,321	5,863
Payment to exchange AFMC for CBPC	—	(70,311)
Expenditures for dispositions and discontinued operations	(5,096)	(6,411)
CASH PROVIDED BY OPERATING ACTIVITIES	280,729	334,236
INVESTING ACTIVITIES
Capital expenditures	(105,658)	(122,099)
Purchase of additional interest in New Zealand joint venture	—	(139,879)
Purchase of timberlands	(93,189)	(11,650)
Jesup mill cellulose specialties expansion (gross purchases of $0 and $140,820, net of purchases on account of $0 and $3,428)	—	(137,392)
Proceeds from disposition of Wood Products business	—	68,063
Change in restricted cash	47,318	3,989
Other	(478)	(224)
CASH USED FOR INVESTING ACTIVITIES	(152,007)	(339,192)
FINANCING ACTIVITIES
Issuance of debt	1,295,163	607,885
Repayment of debt	(1,173,049)	(453,463)
Dividends paid	(225,877)	(175,079)
Proceeds from the issuance of common shares	4,645	9,205
Excess tax benefits on stock-based compensation	—	8,189
Repurchase of common shares	(1,834)	(11,303)
Debt issuance costs	(12,380)	—
Purchase of timberland deeds for Rayonier Advanced Materials	(12,677)	—
Debt issuance funds distributed to Rayonier Advanced Materials	(924,943)	—
Proceeds from spin-off of Rayonier Advanced Materials	906,200	—
Other	(680)	—
CASH USED FOR FINANCING ACTIVITIES	(145,432)	(14,566)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(103)	(336)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(16,813)	(19,858)
Balance, beginning of year	199,644	280,596
Balance, end of period	$182,831	$260,738
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$38,248	$26,930
Income taxes	10,453	88,024
Non-cash investing activity:
Capital assets purchased on account	2,310	29,738
Non-cash financing activity:
Shareholder debt assumed in acquisition of New Zealand joint venture	—	125,532
Conversion of shareholder debt to equity noncontrolling interest	—	(95,961)
Partial conversion of Senior Exchangeable Notes to equity	—	1,497

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments, except for a cumulative out-of-period adjustment for depletion expense - See Note 3 — Restatement of Previously Issued Consolidated Financial Statements) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended by Amendment No. 1 to the Form 10-K on Form 10-K/A (the “Amended Form 10-K”), as filed with the SEC.
Reclassifications
Certain 2013 amounts and amounts previously reported in 2014 have been reclassified to agree with the current presentation, including reclassifications for discontinued operations. Rayonier completed the spin-off of its Performance Fibers business on June 27, 2014 and completed the sale of its Wood Products business on March 1, 2013. Accordingly, the operating results of these business segments are reported as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for all periods presented. Certain administrative and general costs historically allocated to the businesses that remained with Rayonier are reported in continuing operations.
The December 31, 2013 Consolidated Balance Sheet reports historical information and includes balances for all businesses as reported in the prior year. The September 30, 2014 Consolidated Balance Sheet reports only continuing operations and reflects the contribution of approximately $1.2 billion of assets, net, and corresponding liabilities and equity to Rayonier Advanced Materials Inc. (“Rayonier Advanced Materials”) in connection with the spin-off of the Performance Fibers business.
The Consolidated Statements of Cash Flows for both 2014 and 2013 have not been restated to exclude Performance Fibers or Wood Products cash flows. Cash flows for the nine months ended September 30, 2014 also reflect transactions related to the Performance Fibers spin-off, including borrowings to arrange the capital structure prior to the separation, proceeds received upon the spin-off and the use of proceeds to pay down debt and pay a special dividend.
See Note 2 — Discontinued Operations for additional information regarding the spin-off of the Performance Fibers business and sale of the Wood Products business.
New Accounting Standards
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is a substantial doubt about a company’s ability to continue as a going concern. If conditions or events raise substantial doubts about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, related footnote disclosures are required. This standard will be effective for Rayonier’s 2016 Form 10-K filing. It is not expected that the standard will have any impact on the Company’s consolidated financial statements.
In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard which will supersede current revenue recognition guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This standard will be effective for Rayonier beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and one subsequent event was identified that warranted disclosure. On November 7, 2014, the Board of Directors approved a fourth quarter cash dividend of 25 cents per common share. The dividend is payable on December 31, 2014 to shareholders of record on December 17, 2014.

2.	DISCONTINUED OPERATIONS
Spin-Off of the Performance Fibers Business
On June 27, 2014, Rayonier completed the tax-free spin-off of its Performance Fibers business from its Forest Resources and Real Estate segments. The spin-off resulted in two independent, publicly-traded companies, with the Performance Fibers business being spun-off to Rayonier shareholders as a newly formed public company named Rayonier Advanced Materials. On June 27, 2014, the shareholders of record received one share of Rayonier Advanced Materials common stock for every three common shares of Rayonier held as of the close of business on the record date of June 18, 2014.
In connection with the spin-off, Rayonier Advanced Materials distributed $906.2 million in cash to Rayonier from $550 million in Senior Notes issued by Rayonier A.M. Products (a wholly-owned subsidiary of Rayonier Advanced Materials), $325 million in term loans, and $75 million from a revolving credit facility Rayonier Advanced Materials entered into prior to the spin-off. Pursuant to the terms of the Internal Revenue Service spin-off ruling, $75 million of this cash was paid to Rayonier’s shareholders as dividends in the third quarter. Of this $75 million, $63.2 million was paid to shareholders as a special dividend.
In order to effect the spin-off and govern our relationship with Rayonier Advanced Materials after the spin-off, Rayonier and Rayonier Advanced Materials entered into a Separation and Distribution Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, an Employee Matters Agreement and a Transition Services Agreement.
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
Rayonier will not have significant continuing involvement in the operations of the Performance Fibers business going forward. Accordingly, the operating results of the Performance Fibers business, formerly reported as a separate operating segment, are classified as discontinued operations in the Company's Consolidated Statements of Income and Comprehensive Income for all periods presented. Certain administrative and general costs historically allocated to the Performance Fibers segment are reported in continuing operations.
The following table summarizes the operating results of the Company's discontinued operations related to the Performance Fibers spin-off for the three and nine months ended September 30, 2014 and 2013, as presented in "Income from discontinued operations, net" in the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$—	$225,523	$456,180	$766,377
Cost of sales and other	—	(162,515)	(368,868)	(529,098)
Transaction expenses	—	(1,368)	(22,989)	(1,512)
Income from discontinued operations before income taxes	—	61,640	64,323	235,767
Income tax expense	—	(18,313)	(21,231)	(59,950)
Income from discontinued operations, net	$—	$43,327	$43,092	$175,817

In accordance with ASC 205-20-S99-3, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations where the debt is not directly attributed to the Performance Fibers business.  Interest expense has been allocated based on a ratio of net assets to be discontinued to the sum of consolidated net assets plus consolidated debt (other than debt directly attributable to the Forest Resources and Real Estate operations). The following table summarizes the interest expense allocated to discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense allocated to the Performance Fibers business	$—	$(2,489)	$(4,205)	$(6,286)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the depreciation, amortization and capital expenditures of the Company's discontinued operations related to the Performance Fibers business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation and amortization	$—	$22,340	$37,985	$51,142
Capital expenditures	—	11,357	46,336	81,540
Jesup mill cellulose specialties expansion	—	37,207	—	137,392
The major classes of Performance Fibers assets and liabilities included in the spin-off are as follows:

June 27, 2014
Accounts receivable, net	$66,050
Inventory	121,705
Prepaid and other current assets	70,092
Property, plant and equipment, net	862,487
Other assets	103,400
Total assets	1,223,734

Accounts payable	65,522
Other current liabilities	51,006
Long-Term debt	950,000
Non-current environmental liabilities	66,434
Pension and other postretirement benefits	102,633
Other non-current liabilities	7,269
Deficit	(19,130)
Total liabilities and equity	$1,223,734

In the third quarter of 2014, the Company made immaterial adjustments to the valuation of certain classes of Performance Fibers assets and liabilities included in the spin-off as the pension and postretirement plans segregation was finalized and tax obligations were updated based upon filing of the 2013 tax returns and allocated based on the Terms of the Tax Sharing Agreement. The effect of these adjustments has been reflected in equity for the period ended September 30, 2014.
Pursuant to a Memorandum of Understanding agreement, Rayonier may provide Rayonier Advanced Materials with up to 120,000 tons of hardwood annually through July 30, 2017. Prior to the spin-off, hardwood purchases were intercompany transactions eliminated in consolidation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Hardwood purchases	$—	$108	$3,935	$458

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Sale of Wood Products Business
On March 1, 2013, Rayonier completed the sale of its Wood Products business (consisting of three lumber mills in Baxley, Swainsboro and Eatonton, Georgia) to International Forest Products Limited (“Interfor”) for $80 million plus a working capital adjustment. Accordingly, the operating results of the Wood Products business, formerly reported as a separate operating segment, are classified as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2013.
Rayonier recognized an after-tax gain of $42.7 million on the sale. The gain is included in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2013.
The following table summarizes the operating results of the Company’s Wood Products discontinued operations and the related gain for the nine months ended September 30, 2013, as presented in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income:

Nine Months Ended
September 30, 2013
Sales	$16,968
Cost of sales and other	(14,258)
Gain on sale of discontinued operations	64,040
Income from discontinued operations before income taxes	66,750
Income tax expense	(22,273)
Income from discontinued operations, net	$44,477
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
The following table reconciles the operating results of both the Performance Fibers and Wood Products discontinued operations, as presented in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Performance Fibers income from discontinued operations, net	$—	$43,327	$43,092	$175,817
Wood Products income from discontinued operations, net	—	—	—	44,477
Income from discontinued operations, net	$—	$43,327	$43,092	$220,294

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
Subsequent to the filing of its second quarter 2014 Form 10-Q, the Company identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in each of the quarterly periods ended March 31, 2014 and June 30, 2014. The Company concluded that it had understated its depletion expense in cost of goods sold (referred to as “Cost of sales” in the Company’s consolidated statements of income and comprehensive income) by approximately $2.0 million for each period. As a result, the financial amounts noted below have been restated from amounts previously reported.

The following tables summarize the effect of these restatements for the periods ended June 30, 2014 and March 31, 2014:

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2014
	As Previously Reported	Restatement	As Restated
Operating Income	$39,568	$(1,991)	$37,577
Income Tax Expense	(13,515)	(42)	(13,557)
Income from Continuing Operations	6,056	(2,032)	4,024
Income from Discontinued Operations, net	12,084	—	12,084
Net Income	18,140	(2,032)	16,108
Net Income Attributable to Rayonier Inc.	18,385	(2,032)	16,353
Basic Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.05	$(0.02)	$0.03
Discontinued Operations	0.10	—	0.10
Net Income	$0.15	$(0.02)	$0.13
Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.05	$(0.02)	$0.03
Discontinued Operations	0.09	—	0.09
Net Income	$0.14	$(0.02)	$0.12

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2014
	As Previously Reported (a)	Restatement	As Restated (a)
Operating Income	$65,008	$(1,969)	$63,039
Income Tax Expense	(7,732)	20	(7,712)
Income from Continuing Operations	43,292	(1,949)	41,343
Net Income	43,292	(1,949)	41,343
Net Income Attributable to Rayonier Inc.	43,375	(1,949)	41,426
Basic Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.34	$(0.01)	$0.33
Discontinued Operations	—	—	—
Net Income	$0.34	$(0.01)	$0.33
Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.34	$(0.02)	$0.32
Discontinued Operations	—	—	—
Net Income	$0.34	$(0.02)	$0.32

(a)	Includes the Performance Fibers business that was spun-off on June 27, 2014.

	Consolidated Balance Sheet as of March 31, 2014
	As Previously Reported	Restatement	As Restated
Prepaid and Other Current Assets	$54,557	$20	$54,577
Timber and Timberlands, Net of Depletion and Amortization	2,069,518	(1,969)	2,067,549
Retained earnings	996,573	(1,949)	994,624

In addition, in reviewing its depletion expense calculations, the Company determined that prior years included immaterial understatements of depletion expense as a result of including, in merchantable timber inventory, certain volumes that should have been excluded. The estimated cumulative effect of these prior year immaterial errors totaled $2.6 million and was recorded as additional depletion expense in the third quarter of 2014.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$32,059	$15,040	$46,418	$73,699
Less: Net (loss) income from continuing operations attributable to noncontrolling interest	(642)	1,022	(970)	1,749
Income from continuing operations attributable to Rayonier Inc.	$32,701	$14,018	$47,388	$71,950

Income from discontinued operations, net, attributable to Rayonier Inc.	$—	$43,327	$43,092	$220,294

Net income attributable to Rayonier Inc.	$32,701	$57,345	$90,480	$292,244

Shares used for determining basic earnings per common share	126,501,837	126,122,151	126,428,279	125,549,133
Dilutive effect of:
Stock options	320,839	468,286	347,721	501,324
Performance and restricted shares	37,682	546,247	165,627	518,138
Assumed conversion of Senior Exchangeable Notes (a)	1,692,343	2,168,254	2,395,698	2,176,414
Assumed conversion of warrants (a)	1,237,812	1,608,466	2,344,335	2,043,965
Shares used for determining diluted earnings per common share	129,790,513	130,913,404	131,681,660	130,788,974
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.26	$0.11	$0.38	$0.57
Discontinued operations	—	0.34	0.34	1.76
Net income	$0.26	$0.45	$0.72	$2.33
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.25	$0.11	$0.36	$0.55
Discontinued operations	—	0.33	0.33	1.68
Net income	$0.25	$0.44	$0.69	$2.23

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	374,562	101,884	485,850	167,487
Assumed conversion of exchangeable note hedges (a)	1,692,343	2,168,254	2,395,698	2,176,414
Total	2,066,905	2,270,138	2,881,548	2,343,901
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Senior Exchangeable Notes due 2012 (the “2012 Notes”) matured in October 2012; however, no additional shares were issued due to offsetting exchangeable note hedges. The warrants sold in conjunction with the 2012 Notes began maturing on January 15, 2013 and matured ratably through March 27, 2013. As a result, 2,037,303 shares were issued through the end of the first quarter of 2013 and 97,918 shares were issued in the first week of April 2013. The dilutive impact of these warrants was calculated based on the length of time they were outstanding before settlement. Rayonier will distribute additional shares upon maturity of the warrants associated with the 2015 Notes if the stock price exceeds $28.13 per share. The exchange price on the warrants is lower than periods prior to second quarter 2014 as it has been adjusted to reflect the spin-off of the Performance Fibers business. For further information, see Note 13 — Debt in the Amended Form 10-K and Note 18 — Debt of this Form 10-Q.

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
Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”)
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. The AFMC is a $.50 per gallon refundable tax credit (which is not taxable), while the CBPC is a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity’s tax liability. Prior to the spin-off (See Note 2 — Discontinued Operations for additional information), Rayonier produced and used an alternative fuel (“black liquor”) at its Performance Fibers mills, which qualified for both credits. The Company claimed the AFMC on its original 2009 tax return. In the first quarter of 2013, management approved a $70 million tax payment to exchange approximately 120 million gallons of black liquor previously claimed for the AFMC for the CBPC, resulting in an expected net $19 million tax benefit, which was recorded in discontinued operations. As a result of the spin-off of the Performance Fibers business in second quarter 2014, the Company recorded a $16 million valuation allowance in continuing operations as the credits remain with Rayonier after the spin-off, related to its limited potential use of the CBPC prior to its expiration on December 31, 2016. During the third quarter of 2014, the Company reversed $1 million of the valuation allowance due to an estimated increase in its ability to use the CBPC.
Provision for Income Taxes from Continuing Operations
The Company’s effective tax rate is below the 35 percent U.S. statutory rate due to tax benefits associated with being a REIT and tax benefits from losses at Rayonier's taxable operations from interest and general administrative expenses not allowed to be allocated to the discontinued operations of the Performance Fibers business.
The tables below reconcile the U.S. statutory rate to the Company’s effective tax rate for each period presented:

	Three Months Ended September 30,
	2014		2013
Income tax expense at federal statutory rate	$7,273	35.0%	$2,881	35.0%
REIT income, taxable losses and other	(16,673)	(80.2)	(10,094)	(122.6)
Foreign operations	(44)	(0.2)	1,295	15.8
Loss on early redemption of Senior Exchangeable Notes	—	—	288	3.5
Other	99	0.4	(33)	(0.5)
Income tax benefit before discrete items	(9,345)	(45.0)%	(5,663)	(68.8)%
Uncertain tax positions	(1,830)	(8.8)	(800)	(9.7)
CBPC valuation allowance	(990)	(4.8)	—	—
Return to accrual adjustments	885	4.3	—	—
Other	—	—	(345)	(4.2)
Income tax benefit as reported for continuing operations	$(11,280)	(54.3)%	$(6,808)	(82.7)%

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Nine Months Ended September 30,
	2014		2013
Income tax expense at federal statutory rate	$14,385	35.0%	$15,732	35.0%
REIT income and taxable losses	(30,572)	(74.4)	(41,417)	(92.1)
Foreign operations	(88)	(0.2)	2,812	6.3
Loss on early redemption of Senior Exchangeable Notes	—	—	1,572	3.5
Other	196	0.5	(185)	(0.4)
Income tax benefit before discrete items	(16,079)	(39.1)%	(21,486)	(47.7)%
CBPC valuation allowance	14,584	35.5	—	—
Deferred tax inventory valuations	(3,293)	(8.0)	—	—
Uncertain tax positions	(1,830)	(4.5)	—	—
Spin-off related costs	797	1.9	—	—
Return to accrual adjustments	885	2.2	—	—
Gain related to consolidation of New Zealand joint venture	—	—	(5,634)	(12.5)
Reversal of REIT BIG tax payable	—	—	(485)	(1.1)
Other	(383)	(0.9)	(1,145)	(2.6)
Income tax benefit as reported for continuing operations	$(5,319)	(12.9)%	$(28,750)	(63.9)%

Provision for Income Taxes from Discontinued Operations
On June 27, 2014, Rayonier completed the spin-off of its Performance Fibers business. For the three and nine months ended September 30, 2014, income tax expense related to Performance Fibers discontinued operations was $0 and $21.2 million, respectively. For the three and nine months ended September 30, 2013, income tax expense related to Performance Fibers discontinued operations was $18.3 million and $59.9 million, respectively.
On March 1, 2013, Rayonier completed the sale of its Wood Products business for $80 million plus a working capital adjustment. For the nine months ended September 30, 2013, income tax expense related to Wood Products discontinued operations was $22.3 million ($21.4 million from the gain on sale).
See Note 2 — Discontinued Operations for additional information on the spin-off of the Performance Fibers business and sale of the Wood Products business.
Unrecognized Tax Benefits
During the third quarter of 2014, the Company removed a $5.8 million unrecognized tax benefit liability due to the expiration of the statute of limitations on examination of its 2010 tax return. This resulted in a $1.8 million income tax benefit and a $4.0 million reduction of a non-current tax asset. There are no unrecognized tax benefit liabilities remaining as of September 30, 2014.
During second quarter 2014, the Company received a refund from the IRS related to its amended 2009 TRS tax return. As a result, Rayonier reversed the $4.8 million reserve related to the increased domestic production deduction due to the inclusion of CBPC income. The reserve included a $0.9 million unrecognized tax benefit, which was recorded in discontinued operations.
Deferred Taxes
The spin-off of the Performance Fibers business resulted in the contribution of deferred tax assets and deferred tax liabilities to Rayonier Advanced Materials and impacted the Company’s expected future use of remaining deferred tax assets. The Company’s current portion of deferred tax assets decreased from $39.1 million at December 31, 2013 to $4.2 million as of September 30, 2014. The remaining balance reflects the $14.6 million valuation allowance related to Rayonier’s limited potential use of the CBPC credit.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of September 30, 2014 and December 31, 2013, the Company had $21.6 million and $68.9 million, respectively, of proceeds from real estate sales classified as restricted cash within Other Assets, which were deposited with an LKE intermediary.

7.	JOINT VENTURE INVESTMENT
On April 4, 2013 (the “acquisition date”), the Company acquired an additional 39 percent ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”) that owns or leases approximately 0.3 million acres of New Zealand timberlands. As a result of the acquisition, Rayonier is a 65 percent owner of the New Zealand JV and 100 percent of the results of its operations subsequent to April 4, 2013 have been included in the Company’s consolidated financial statements, along with 100 percent of the JV’s assets and liabilities at September 30, 2014 and December 31, 2013. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 35 percent noncontrolling interest are also shown separately. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., continues to serve as the manager of the New Zealand JV forests.
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
The Company’s operating results for the nine months ended September 30, 2013 reflect 26 percent of the New Zealand JV’s income prior to the acquisition date, as reported in “Equity in income of New Zealand joint venture” in the Consolidated Statements of Income and Comprehensive Income. The following represents the pro forma Rayonier consolidated sales and net income for the three and nine months ended September 30, 2013 as if the additional interest in the New Zealand JV had been acquired on January 1, 2013.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Sales (a)	$159,261	$455,729
Net Income	$58,367	$292,234

(a)	Excludes results from discontinued operations. For additional information, see Note 2 — Discontinued Operations.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the nine months ended September 30, 2014 and the year ended December 31, 2013 is shown below (share amounts not in thousands):

	Rayonier Inc. Shareholders Equity
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2012	123,332,444	$670,749	$876,634	$(109,379)	$—	$1,438,004
Net income	—	—	371,896	—	1,902	373,798
Dividends ($1.86 per share)	—	—	(233,321)	—	—	(233,321)
Issuance of shares under incentive stock plans	1,001,426	10,101	—	—	—	10,101
Stock-based compensation	—	11,710	—	—	—	11,710
Excess tax benefit on stock-based compensation	—	8,413	—	—	—	8,413
Repurchase of common shares	(211,221)	(11,326)	—	—	—	(11,326)
Equity portion of convertible debt upon redemption	—	2,453	—	—	—	2,453
Settlement of warrants	2,135,221	—	—	—	—	—
Net gain from pension and postretirement plans	—	—	—	61,869	—	61,869
Acquisition of noncontrolling interest	—	—	—	—	96,336	96,336
Noncontrolling interest redemption of shares	—	—	—	—	(713)	(713)
Foreign currency translation adjustment	—	—	—	(1,915)	(3,795)	(5,710)
Joint venture cash flow hedges	—	—	—	3,286	343	3,629
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	$(46,139)	$94,073	$1,755,243
Net income (loss)	—	—	90,480	—	(970)	89,510
Dividends ($1.78 per share)	—	—	(225,175)	—	—	(225,175)
Contribution to Rayonier Advanced Materials	—	(301)	(61,318)	80,749	—	19,130
Adjustments to Rayonier Advanced Materials	—	—	985	(2,556)	—	(1,571)
Issuance of shares under incentive stock plans	512,364	4,645	—	—	—	4,645
Stock-based compensation	—	6,780	—	—	—	6,780
Tax deficiency on stock-based compensation	—	(809)	—	—	—	(809)
Repurchase of common shares	(45,790)	(1,834)	—	—	—	(1,834)
Net losses from pension and postretirement plans	—	—	—	(14,958)	—	(14,958)
Noncontrolling interest redemption of shares	—	—	—	—	(930)	(930)
Foreign currency translation adjustment	—	—	—	(11,770)	(4,656)	(16,426)
Joint venture cash flow hedges	—	—	—	(1,757)	(946)	(2,703)
Balance, September 30, 2014	126,724,444	$700,581	$820,181	$3,569	$86,571	$1,610,902

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
Forest Resources sales include all activities related to the harvesting of timber and other value-added activities such as the leasing of properties for hunting, mineral extraction and cell towers. Real Estate sales include all property sales, including those designated as higher and better use (“HBU”) and those designated as the sale of non-strategic timberlands. The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC. The Company’s remaining operations, reported as “Other Operations,” include harvesting and selling timber acquired from third parties (log trading). Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on the operating income of the segments.
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
Total assets, sales, operating income (loss) and depreciation, depletion and amortization by segment including Corporate were as follows:

	September 30,	December 31,
ASSETS	2014	2013
Forest Resources	$2,160,615	$2,162,913
Real Estate	110,825	149,001
Other Operations	24,107	37,334
Corporate and other	182,012	257,608
Performance Fibers	—	1,078,645
Total	$2,477,559	$3,685,501

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2014	2013	2014	2013
Forest Resources	$108,024	$111,260	$313,822	$277,422
Real Estate	26,689	14,088	66,236	51,761
Other Operations	15,116	34,015	80,027	92,472
Intersegment Eliminations	—	(102)	(3,924)	(452)
Total	$149,829	$159,261	$456,161	$421,203

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME	2014	2013	2014	2013
Forest Resources	$19,191	$23,172	$64,657	$57,317
Real Estate	16,399	7,521	44,888	30,468
Other Operations	2,499	(363)	1,955	1,356
Corporate and other (a)	(6,010)	(10,361)	(27,418)	(15,418)
Total	$32,079	$19,969	$84,082	$73,723

(a)	The nine months ended September 30, 2013 included a $16.1 million gain related to the consolidation of the New Zealand JV.

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2014	2013	2014	2013
Forest Resources	$30,112	$28,475	$80,567	$72,210
Real Estate	3,807	2,074	11,140	8,720
Corporate	123	262	747	738
Total	$34,042	$30,811	$92,454	$81,668

10.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Foreign Currency Exchange and Option Contracts
The functional currency of the New Zealand JV is the New Zealand dollar. These operations are exposed to foreign currency risk on export sales and ocean freight payments which are predominately denominated in U.S. dollars. The New Zealand JV typically hedges 50 percent to 90 percent of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 50 percent to 75 percent of forecasted sales and purchases for the forward three to 12 months and up to 50 percent of the forward 12 to 18 months.
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
Interest Rate Swaps
The Company uses interest rate swaps to manage the New Zealand JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. By converting a portion of these borrowings from floating rates to fixed rates the Company has reduced the impact of interest rate changes on its expected future cash outflows. As of September 30, 2014, the Company’s long-term interest rate contracts hedged 81 percent of the New Zealand JV’s variable rate debt and had maturity dates through January 2020.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Fuel Hedge Contracts
The Company uses fuel swap contracts to manage its New Zealand JV’s exposure to changes in New Zealand’s domestic diesel prices. The fuel swaps are quoted by domestic banks in New Zealand dollar price terms. As of September 30, 2014 all of the contracts had maturities of less than one year. The fair value of the fuel swap contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract. Due to the low volume of diesel fuel purchases made by the New Zealand JV, the Company decided to no longer hedge its diesel fuel purchases effective November 2013.
The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013.

		Three Months Ended September 30,
	Income Statement Location	2014	2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$(2,537)	$2,602
	Other operating (income) expense	—	619
Foreign currency option contracts	Other comprehensive income (loss)	(2,227)	832

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating (income) expense	$—	$(360)
Foreign currency option contracts	Other operating (income) expense	—	(480)
Interest rate swaps	Interest and miscellaneous (expense) income, net	(1,765)	2,079
Fuel hedge contracts	Cost of sales (benefit)	(62)	162

		Nine Months Ended September 30,
	Income Statement Location	2014	2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$(1,868)	$1,093
	Other operating (income) expense	—	619
Foreign currency option contracts	Other comprehensive income (loss)	(2,006)	468

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating (income) expense	$25	$(1,786)
Foreign currency option contracts	Other operating (income) expense	7	1,011
Interest rate swaps	Interest and miscellaneous (expense) income, net	(3,628)	4,729
Fuel hedge contracts	Cost of sales (benefit)	163	14
During the next 12 months, the amount of the September 30, 2014 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $1.5 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	September 30, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$24,810	$32,300
Foreign currency option contracts	70,500	38,000

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$—	$1,950
Foreign currency option contracts	—	4,000
Interest rate swaps	180,858	183,851
Fuel hedge contracts (in thousands of barrels)	1	38

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets (Liabilities) (a)
		September 30, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$—	$915
	Other current liabilities	(696)	—
	Other non-current liabilities	(181)	—
Foreign currency option contracts	Prepaid and other current assets	134	673
	Other assets	89	—
	Other current liabilities	(1,555)	(214)
	Other non-current liabilities	(164)	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid and other current assets	$—	$25
Foreign currency option contracts	Prepaid and other current assets	—	8
Interest rate swaps	Other non-current liabilities	(5,519)	(4,659)
Fuel hedge contracts	Prepaid and other current assets	—	160
	Other current liabilities	(3)	—

Total derivative contracts:
Prepaid and other current assets		$134	$1,781
Other assets		89	—
Total derivative assets		223	1,781

Other current liabilities		(2,254)	(214)
Other non-current liabilities		(5,864)	(4,659)
Total derivative liabilities		$(8,118)	$(4,873)

(a)	See Note 11 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.

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
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy of financial instruments held by the Company at September 30, 2014 and December 31, 2013, using market information and what management believes to be appropriate valuation methodologies under generally accepted accounting principles:

	September 30, 2014			December 31, 2013
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$182,831	$182,831	$—	$199,644	$199,644	$—
Restricted cash (a)	21,626	21,626	—	68,944	68,944	—
Current maturities of long-term debt	(130,486)	—	(173,531)	(112,500)	—	(119,614)
Long-term debt	(605,162)	—	(607,139)	(1,461,724)	—	(1,489,810)
Interest rate swaps (b)	(5,519)	—	(5,519)	(4,659)	—	(4,659)
Foreign currency exchange contracts (b)	(877)	—	(877)	940	—	940
Foreign currency option contracts (b)	(1,496)	—	(1,496)	467	—	467
Fuel contracts (b)	(3)	—	(3)	160	—	160

(a)
Restricted cash of $22 million and $69 million, as of September 30, 2014 and December 31, 2013, respectively, is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of September 30, 2014, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$17,355	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	782	—
Total financial commitments	$20,391	$15,043

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation, auto liability, and general liability policy requirements. These letters of credit will expire at various dates during 2014 and 2015 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the first quarter of 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At September 30, 2014, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington. These surety bonds expire at various dates during 2015 and are expected to be renewed as required.

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
At September 30, 2014, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases (a)	Purchase Obligations (b)	Total
Remaining 2014	$620	$3,003	$489	$4,112
2015	1,941	9,798	592	12,331
2016	1,464	9,443	204	11,111
2017	884	9,255	170	10,309
2018	575	7,644	1,950	10,169
Thereafter	1,689	133,626	4,063	139,378
	$7,173	$172,769	$7,468	$187,410

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)	Purchase obligations include payments expected to be made on derivative financial instruments held in New Zealand.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The New Zealand JV has a number of Crown Forest Licenses (“CFL”) with the New Zealand government, which are excluded from the table above. A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35 year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one year term. As of September 30, 2014, the New Zealand JV has three CFL’s under termination notice, terminating in 2034, 2046 and 2049 and two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market value, with triennial rent reviews. The total annual license fee on the CFL’s is $1.9 million per year with CFL’s terminating or expiring of $0.2 million.
The following table details the Company’s acres under lease as of September 30, 2014 by type of lease and lease expiration:

(acres in 000s)
Location	Type of Lease	Total	2014 - 2024	2025 - 2034	2035 - 2044	Thereafter
Southern U.S.	Fixed Term	260	176	44	40	—
	Fixed Term with Renewal Option	18	18	—	—	—
New Zealand (a)	CFL - Perpetual	60	37	—	—	23
	CFL - Fixed Term	2	—	—	—	2
	CFL - Terminating	21	—	3	—	18
	Forestry Right	60	17	4	24	15
	Lease	32	23	—	—	9
Total Acres under Long-term Leases		453	271	51	64	67

(a)	Represents acres leased by the New Zealand JV, in which Rayonier has a 65 percent interest.

14.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of the liabilities for dispositions and discontinued operations follows:

	September 30,	December 31,
	2014	2013
Balance, beginning of period	$76,378	$81,695
Expenditures charged to liabilities	(5,096)	(8,570)
Increase to liabilities	2,558	3,253
Contribution to Rayonier Advanced Materials	(73,840)	—
Balance, end of period	—	76,378
Less: Current portion	—	(6,835)
Non-current portion	$—	$69,543
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

•
Performance share awards granted in 2013 (with a 2013-2015 performance period) were cancelled as of the distribution date and were replaced with time-vested restricted stock of the post-separation employer of each holder (Rayonier or Rayonier Advanced Materials, as the case may be) that will vest 24 months after the distribution date, generally subject to the holder’s continued employment. The number of shares of time-vested restricted stock granted were determined in a manner intended to preserve the original value of the performance share award, subject to rounding.

•
Performance share awards granted in 2014 (with a 2014-2016 performance period) were cancelled and replaced with performance share awards of the post-separation employer of each holder (Rayonier or Rayonier Advanced Materials, as the case may be), and are subject to the achievement of performance criteria that relate to the post-separation business of the applicable employer during a performance period ending December 31, 2016. The number of shares underlying each such performance share award were determined in a manner intended to preserve the original value of the award, subject to rounding.

The replacement of the 2013 performance share awards with time-vested restricted stock resulted in a $0.7 million increase in intrinsic value to Rayonier holders. This amount will be expensed over the 2-year vesting period ending in the second quarter of 2016. Overall, the spin-off resulted in lower stock-based compensation expense, which was $0.8 million for the third quarter of 2014 compared to $2.9 million in the second quarter of 2014.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.	EMPLOYEE BENEFIT PLANS
In connection with the spin-off of the Performance Fibers business, Rayonier entered into an Employee Matters Agreement with Rayonier Advanced Materials, see Note 2 — Discontinued Operations, which provides that employees of Rayonier Advanced Materials will no longer participate in benefit plans sponsored or maintained by Rayonier. Upon separation, the Rayonier Pension Plans transferred assets and obligations to the Rayonier Advanced Materials Pension Plans resulting in a net decrease in sponsored pension plan obligations of $99 million after a revaluation of plan obligations using a 4.0 percent discount rate versus 4.6 percent at December 31, 2013. In addition, $78 million of other comprehensive losses were transferred to Rayonier Advanced Materials Pension Plans after revaluation, net of taxes of $45 million. In the third quarter of 2014, the Company made adjustments to the assets and obligations transferred to the Rayonier Advanced Materials Pension Plans as the pension and postretirement plans segregation was finalized. The effect of these period adjustments has been reflected in equity for the period ended September 30, 2014.
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
The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$378	$2,011	$3	$330
Interest cost	786	3,953	18	231
Expected return on plan assets	(1,135)	(5,966)	—	—
Amortization of prior service cost	3	322	—	6
Amortization of losses	601	4,792	3	98
Net periodic benefit cost (a)	$633	$5,112	$24	$665

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$3,545	$6,441	$328	$828
Interest cost	9,921	12,740	423	711
Expected return on plan assets	(14,123)	(19,356)	—	—
Amortization of prior service cost	572	1,032	8	19
Amortization of losses	5,942	15,308	248	533
Amortization of negative plan amendment	—	—	(267)	—
Net periodic benefit cost (b)	$5,857	$16,165	$740	$2,091

(a)
Net periodic benefit cost for the three months ended September 30, 2013 includes $3.7 million recorded in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income.

(b)
Net periodic benefit cost for the nine months ended September 30, 2014 and September 30, 2013 includes $4.0 million and $11.2 million, respectively, recorded in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income.

In 2014, the Company has no mandatory pension contribution requirement.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.	DEBT
As of June 30, 2014, the 2015 Notes were exchangeable at the option of the holders for the calendar quarter ended September 30, 2014. According to the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. During the nine months ended September 30, 2014, the note holders did not elect to exercise the exchange option. Based upon the average stock price for the 30 trading days ended September 30, 2014, these notes again became exchangeable at the option of the holder for the calendar quarter ending December 31, 2014. The notes mature in September of 2015 and are classified as current maturities of long-term debt as of September 30, 2014.
As part of the spin-off of the Performance Fibers business, Rayonier Advanced Materials, while a subsidiary of Rayonier, incurred $950 million of new debt. Rayonier Advanced Materials distributed $906 million from the proceeds of this new debt to the Company prior to the spin-off, including $75 million restricted to shareholder dividend payments which were made during third quarter 2014. Rayonier used the remainder of the distribution, as well as available cash, to make repayments of $280 million on its unsecured revolving credit facility, $500 million on its term credit agreement and $112.5 million on its installment note due 2014. Additionally, during the third quarter of 2014 the Company prepaid $10.5 million of principal on the mortgage notes due 2017, the maximum amount allowable without penalty.
Net repayments of $80 million were made in the first quarter of 2014 on the revolving credit facility. In connection with the spin-off, the revolving credit facility and term credit agreement were amended to reduce the Company’s borrowing capacity and related commitment fees effective July 7, 2014. The revolving credit facility capacity was reduced from $450 million to $200 million and the term credit agreement was reduced from $640 million of available capacity to $100 million. The capacity reductions also resulted in the write-off of $1.7 million of capitalized debt costs. At September 30, 2014, the Company had available borrowings of $198 million under the revolving credit facility and additional draws available of $100 million under the term credit agreement.
Through the nine months ended September 30, 2014, the New Zealand JV paid $1.2 million on its shareholder loan held with the non-controlling interest party and made net draws on its working capital facility of $1.3 million. Favorable exchange rates resulted in a $11.4 million decrease to the New Zealand JV’s debt on a U.S. dollar basis. There were no other significant changes to the Company’s outstanding debt as reported in Note 13 — Debt in the Company’s Amended Form 10-K.
Rayonier’s debt consisted of the following at September 30, 2014:

September 30, 2014
Senior Notes due 2022 at a fixed interest rate of 3.75%	$325,000
Senior Exchangeable Notes due 2015 at a fixed interest rate of 4.50% (a)	129,199
Mortgage notes due 2017 at fixed interest rates of 4.35% (b)	53,926
Solid waste bond due 2020 at a variable interest rate of 1.3% at September 30, 2014	15,000
New Zealand JV Revolving Credit Facility due 2016 at a variable interest rate of 4.53% at September 30, 2014	183,394
New Zealand JV Working Capital Facility due 2014 at a variable interest rate of 4.69% at September 30, 2014	1,287
New Zealand JV noncontrolling interest shareholder loan at 0% interest rate	27,842
Total debt	735,648
Less: Current maturities of long-term debt	(130,486)
Long-term debt	$605,162

(a)	The Senior Exchangeable Notes maturing in 2015 were discounted by $1.8 million as of September 30, 2014. Upon maturity the liability will be $131 million.

(b)	The mortgage notes due in 2017 were recorded at a premium of $1.4 million as of September 30, 2014. Upon maturity, the liability will be $52.5 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2014. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains	New Zealand joint venture cash flow hedges	Unrecognized components of employee benefit plans		Total
Balance as of December 31, 2013	$36,914	$(342)	$(82,711)		$(46,139)
Other comprehensive income before reclassifications	(11,770)	172	57,770	(a)	46,172
Amounts reclassified from accumulated other comprehensive income	—	(1,929)	5,465	(b)	3,536
Net other comprehensive income	(11,770)	(1,757)	63,235		49,708
Balance as of September 30, 2014	$25,144	$(2,099)	$(19,476)		$3,569

(a)
Reflects $78 million, net of taxes, of additional losses transferred to Rayonier Advanced Materials Pension Plans offset by $20 million, net of taxes, of additional losses as a result of the revaluation required due to the spin-off. See Note 17 — Employee Benefit Plans for additional information.

(b)
This accumulated other comprehensive income component is comprised of $4 million in the computation of net periodic pension cost and $1 million of deferred tax asset related to the revaluation and transfer of liabilities as a result of the spin-off.

The following table presents details of the amounts reclassified in their entirety from AOCI for the nine months ended September 30, 2014:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the income statement
Realized gain on foreign currency exchange contracts	$(3,194)	Other operating income, net
Realized gain on foreign currency option contracts	(1,058)	Other operating income, net
Noncontrolling interest	1,488	Comprehensive loss (income) attributable to noncontrolling interest
Income tax expense on gain from foreign currency contracts	835	Income tax benefit
Net gain on cash flow hedges reclassified from accumulated other comprehensive income	(1,929)
Income tax expense on pension plan contributed to Rayonier Advanced Materials	843	Income tax benefit
Net gain reclassified from accumulated other comprehensive income	$(1,086)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

20.	OTHER OPERATING INCOME, NET
Other operating income, net was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Lease income, primarily from hunting leases	$5,013	$4,367	$12,015	$9,141
Other non-timber income	817	573	1,503	1,651
Foreign currency income (loss)	4,304	(2,050)	4,292	511
Gain on sale or disposal of property, plant & equipment	66	2	46	287
Gain (loss) on foreign currency exchange contracts	—	221	(32)	156
Bankruptcy claim settlement	—	—	5,779	—
Miscellaneous expense, net	(1,056)	(299)	(2,695)	(1,159)
Total	$9,144	$2,814	$20,908	$10,587

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
In August 2009, Rayonier TRS Holdings Inc. issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes are guaranteed by Rayonier Inc. as the Parent Guarantor and Rayonier Operating Company LLC (“ROC”) as the Subsidiary Guarantor. In connection with these exchangeable notes, the Company provides the following condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$149,829	$—	$149,829
Costs and Expenses
Cost of sales	—	—	—	118,088	—	118,088
Selling and general expenses	—	3,488	—	5,318	—	8,806
Other operating expense (income), net	—	(854)	—	(8,290)	—	(9,144)
	—	2,634	—	115,116	—	117,750
OPERATING (LOSS) INCOME	—	(2,634)	—	34,713	—	32,079
Interest expense	(3,685)	141	(3,122)	(2,900)	—	(9,566)
Interest and miscellaneous income (expense), net	1,799	814	(260)	(4,087)	—	(1,734)
Equity in income from subsidiaries	34,587	36,266	6,259	—	(77,112)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,701	34,587	2,877	27,726	(77,112)	20,779
Income tax benefit	—	—	1,234	10,046	—	11,280
INCOME (LOSS) FROM CONTINUING OPERATIONS	32,701	34,587	4,111	37,772	(77,112)	32,059
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	—	—	—
NET INCOME (LOSS)	32,701	34,587	4,111	37,772	(77,112)	32,059
Less: Net loss attributable to noncontrolling interest	—	—	—	(642)	—	(642)
NET INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	32,701	34,587	4,111	38,414	(77,112)	32,701
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(27,317)	(27,318)	(1,441)	(37,738)	55,937	(37,877)
New Zealand joint venture cash flow hedges	(2,270)	(2,271)	(2,272)	(3,494)	6,813	(3,494)
Amortization of pension and postretirement plans, net of income tax	2,265	2,265	(4,120)	(4,120)	5,975	2,265
Total other comprehensive loss	(27,322)	(27,324)	(7,833)	(45,352)	68,725	(39,106)
COMPREHENSIVE INCOME (LOSS)	5,379	7,263	(3,722)	(7,580)	(8,387)	(7,047)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(12,295)	(131)	(12,426)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$5,379	$7,263	$(3,722)	$4,715	$(8,256)	$5,379

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$159,261	$—	$159,261
Costs and Expenses
Cost of sales	—	—	—	129,002	—	129,002
Selling and general expenses	—	2,276	—	10,828	—	13,104
Other operating expense (income), net	—	738	—	(4,213)	661	(2,814)
	—	3,014	—	135,617	661	139,292
Equity in income of New Zealand joint venture	—	—	—	—	—	—
OPERATING (LOSS) INCOME BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	—	(3,014)	—	23,644	(661)	19,969
Gain related to consolidation of New Zealand joint venture	—	—	—	—	—	—
OPERATING (LOSS) INCOME	—	(3,014)	—	23,644	(661)	19,969
Interest expense	(3,190)	(162)	(7,115)	(356)	—	(10,823)
Interest and miscellaneous income (expense), net	2,538	770	(4,325)	103	—	(914)
Equity in income from subsidiaries	57,932	58,802	39,544	—	(156,278)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,280	56,396	28,104	23,391	(156,939)	8,232
Income tax benefit	65	1,536	3,627	1,642	(62)	6,808
INCOME FROM CONTINUING OPERATIONS	57,345	57,932	31,731	25,033	(157,001)	15,040
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	43,327	—	43,327
NET INCOME	57,345	57,932	31,731	68,360	(157,001)	58,367
Less: Net income attributable to noncontrolling interest	—	—	—	1,022	—	1,022
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	57,345	57,932	31,731	67,338	(157,001)	57,345
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	17,887	17,887	2,084	24,259	(37,858)	24,259
New Zealand joint venture cash flow hedges	2,233	2,231	2,231	3,434	(6,696)	3,433
Amortization of pension and postretirement plans, net of income tax	3,639	3,639	2,747	2,747	(9,133)	3,639
Total other comprehensive income	23,759	23,757	7,062	30,440	(53,687)	31,331
COMPREHENSIVE INCOME	81,104	81,689	38,793	98,800	(210,688)	89,698
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	8,594	—	8,594
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$81,104	$81,689	$38,793	$90,206	$(210,688)	$81,104

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$456,161	$—	$456,161
Costs and Expenses
Cost of sales	—	—	—	357,083	—	357,083
Selling and general expenses	—	8,032	—	27,872	—	35,904
Other operating expense (income), net	—	3,094	—	(24,002)	—	(20,908)
	—	11,126	—	360,953	—	372,079
OPERATING INCOME (LOSS)	—	(11,126)	—	95,208	—	84,082
Interest expense	(10,074)	(327)	(20,794)	(4,657)	—	(35,852)
Interest and miscellaneous income (expense), net	7,230	(1,375)	(2,405)	(10,581)	—	(7,131)
Equity in income (loss) from subsidiaries	93,324	106,315	(16,692)	—	(182,947)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	90,480	93,487	(39,891)	79,970	(182,947)	41,099
Income tax benefit (expense)	—	(163)	8,467	(2,985)	—	5,319
INCOME (LOSS) FROM CONTINUING OPERATIONS	90,480	93,324	(31,424)	76,985	(182,947)	46,418
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	43,092	—	43,092
NET INCOME (LOSS)	90,480	93,324	(31,424)	120,077	(182,947)	89,510
Less: Net loss attributable to noncontrolling interest	—	—	—	(970)	—	(970)
NET INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	90,480	93,324	(31,424)	121,047	(182,947)	90,480
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(11,770)	(11,770)	(162)	(16,426)	23,702	(16,426)
New Zealand joint venture cash flow hedges	(1,756)	(1,757)	(1,758)	(2,703)	5,271	(2,703)
Amortization of pension and postretirement plans, net of income tax	63,235	63,235	90,214	90,214	(243,663)	63,235
Total other comprehensive income	49,709	49,708	88,294	71,085	(214,690)	44,106
COMPREHENSIVE INCOME	140,189	143,032	56,870	191,163	(397,638)	133,616
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(6,573)	—	(6,573)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$140,189	$143,032	$56,870	$197,736	$(397,638)	$140,189

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non-guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$—	$421,203	$—	$421,203
Costs and Expenses
Cost of sales	—	—	—	333,523	—	333,523
Selling and general expenses	—	7,357	—	33,847	—	41,204
Other operating (income) expense, net	(1,701)	1,187	—	(10,073)	—	(10,587)
	(1,701)	8,544	—	357,297	—	364,140
Equity in income of New Zealand joint venture	—	—	—	562	—	562
OPERATING INCOME (LOSS) BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	1,701	(8,544)	—	64,468	—	57,625
Gain related to consolidation of New Zealand joint venture	—	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(8,544)	—	80,566	—	73,723
Interest (expense) income	(9,879)	(680)	(20,730)	663	—	(30,626)
Interest and miscellaneous income (expense), net	6,716	2,403	(5,873)	(1,394)	—	1,852
Equity in income from subsidiaries	293,706	298,802	198,981	—	(791,489)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	292,244	291,981	172,378	79,835	(791,489)	44,949
Income tax benefit	—	1,725	9,164	17,861	—	28,750
INCOME FROM CONTINUING OPERATIONS	292,244	293,706	181,542	97,696	(791,489)	73,699
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	220,294	—	220,294
NET INCOME	292,244	293,706	181,542	317,990	(791,489)	293,993
Less: Net income attributable to noncontrolling interest	—	—	—	1,749	—	1,749
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	292,244	293,706	181,542	316,241	(791,489)	292,244
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	237	237	629	(2,967)	(1,103)	(2,967)
New Zealand joint venture cash flow hedges	3,663	3,663	1,014	4,209	(8,340)	4,209
Amortization of pension and postretirement plans, net of income tax	12,326	12,326	9,578	9,578	(31,482)	12,326
Total other comprehensive income	16,226	16,226	11,221	10,820	(40,925)	13,568
COMPREHENSIVE INCOME	308,470	309,932	192,763	328,810	(832,414)	307,561
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(909)	—	(909)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$308,470	$309,932	$192,763	$329,719	$(832,414)	$308,470

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of September 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,283	$3,255	$48,233	$47,060	$—	$182,831
Restricted cash	—	—	—	—	—	—
Accounts receivable, less allowance for doubtful accounts	—	—	1,359	26,878	—	28,237
Inventory	—	—	—	12,439	—	12,439
Deferred tax assets	—	—	—	4,211	—	4,211
Prepaid and other current assets	—	1,511	14	22,296	—	23,821
Total current assets	84,283	4,766	49,606	112,884	—	251,539
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,058,381	—	2,058,381
NET PROPERTY, PLANT AND EQUIPMENT	—	483	—	6,048	—	6,531
INVESTMENT IN SUBSIDIARIES	1,522,406	1,907,075	499,062	—	(3,928,543)	—
INTERCOMPANY NOTES RECEIVABLE	245,898	—	21,279	—	(267,177)	—
OTHER ASSETS	2,860	17,315	1,962	138,971	—	161,108
TOTAL ASSETS	$1,855,447	$1,929,639	$571,909	$2,316,284	$(4,195,720)	$2,477,559
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,595	$2,052	$19,479	$—	$23,126
Current maturities of long-term debt	—	—	129,199	1,287	—	130,486
Accrued taxes	—	41	—	14,913	—	14,954
Uncertain tax positions	—	—	—	—	—	—
Accrued payroll and benefits	—	3,892	—	2,446	—	6,338
Accrued interest	6,116	(3)	1,004	29,098	(26,079)	10,136
Other current liabilities	—	1,113	—	25,483	—	26,596
Total current liabilities	6,116	6,638	132,255	92,706	(26,079)	211,636
LONG-TERM DEBT	325,000	—	14,999	265,163	—	605,162
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	23,078	—	(685)	—	22,393
OTHER NON-CURRENT LIABILITIES	—	6,876	—	20,590	—	27,466
INTERCOMPANY PAYABLE	—	370,641	—	(100,759)	(269,882)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,524,331	1,522,406	424,655	1,952,698	(3,899,759)	1,524,331
Noncontrolling interest	—	—	—	86,571	—	86,571
TOTAL SHAREHOLDERS’ EQUITY	1,524,331	1,522,406	424,655	2,039,269	(3,899,759)	1,610,902
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,855,447	$1,929,639	$571,909	$2,316,284	$(4,195,720)	$2,477,559

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$219,988	$238,010	$—	$54,461	$(231,730)	$280,729
INVESTING ACTIVITIES
Capital expenditures	—	(400)	—	(105,258)	—	(105,658)
Purchase of timberlands	—	—	—	(93,189)	—	(93,189)
Change in restricted cash	—	—	—	47,318	—	47,318
Investment in Subsidiaries	—	—	855,014	—	(855,014)	—
Other	—	—	—	(478)	—	(478)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(400)	855,014	(151,607)	(855,014)	(152,007)
FINANCING ACTIVITIES
Issuance of debt	—	—	185,000	1,110,163	—	1,295,163
Repayment of debt	—	—	(1,002,500)	(170,549)	—	(1,173,049)
Dividends paid	(225,877)	—	—	—	—	(225,877)
Proceeds from the issuance of common shares	4,645	—	—	—	—	4,645
Debt issuance costs	—	—	—	(12,380)	—	(12,380)
Repurchase of common shares	(1,834)	—	—	—	—	(1,834)
Purchase of timberland deeds for Rayonier Advanced Materials	(12,677)	—	—	—	—	(12,677)
Debt issuance funds distributed to Rayonier Advanced Materials	(924,943)	—	—	—	—	(924,943)
Proceeds from spin-off of Rayonier Advanced Materials	906,200	—	—	—	—	906,200
Change in restricted cash reserved for dividends	—	—	—	—	—	—
Issuance of intercompany notes	(11,400)	—	—	11,400	—	—
Intercompany distributions	—	(234,659)	—	(852,085)	1,086,744	—
Other	—	—	—	(680)	—	(680)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(265,886)	(234,659)	(817,500)	85,869	1,086,744	(145,432)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(103)	—	(103)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(45,898)	2,951	37,514	(11,380)	—	(16,813)
Balance, beginning of year	130,181	304	10,719	58,440	—	199,644
Balance, end of period	$84,283	$3,255	$48,233	$47,060	$—	$182,831

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$389,405	$394,700	$84,000	$291,478	$(825,347)	$334,236
INVESTING ACTIVITIES
Capital expenditures	—	(335)	—	(121,764)	—	(122,099)
Purchase of additional interest in New Zealand joint venture	—	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	—	(11,650)	—	(11,650)
Intercompany purchase of real estate	—	—	—	—	—	—
Jesup mill cellulose specialties expansion	—	—	—	(137,392)	—	(137,392)
Proceeds from disposition of Wood Products business	—	—	—	68,063	—	68,063
Change in restricted cash	—	—	—	3,989	—	3,989
Investment in Subsidiaries	(138,178)	(138,178)	(316,836)	—	593,192	—
Other	—	1,701	—	(1,925)	—	(224)
CASH USED FOR INVESTING ACTIVITIES	(138,178)	(136,812)	(316,836)	(340,558)	593,192	(339,192)
FINANCING ACTIVITIES
Issuance of debt	175,000	—	375,000	57,885	—	607,885
Repayment of debt	(325,000)	—	(56,527)	(71,936)	—	(453,463)
Dividends paid	(175,079)	—	—	—	—	(175,079)
Proceeds from the issuance of common shares	9,205	—	—	—	—	9,205
Excess tax benefits on stock-based compensation	—	—	—	8,189	—	8,189
Repurchase of common shares	(11,303)	—	—	—	—	(11,303)
Issuance of intercompany notes	(4,000)		—	4,000	—	—
Intercompany distributions	—	(256,921)	(84,000)	108,766	232,155	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(331,177)	(256,921)	234,473	106,904	232,155	(14,566)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(336)	—	(336)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(79,950)	967	1,637	57,488	—	(19,858)
Balance, beginning of year	252,888	3,966	19,358	4,384	—	280,596
Balance, end of period	$172,938	$4,933	$20,995	$61,872	$—	$260,738

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$149,829	$—	$149,829
Costs and Expenses
Cost of sales	—	—	118,088	—	118,088
Selling and general expenses	—	3,488	5,318	—	8,806
Other operating income, net	—	(854)	(8,290)	—	(9,144)
	—	2,634	115,116	—	117,750
OPERATING (LOSS) INCOME	—	(2,634)	34,713	—	32,079
Interest expense	(3,685)	(2,981)	(2,900)	—	(9,566)
Interest and miscellaneous income (expense), net	1,799	554	(4,087)	—	(1,734)
Equity in income from subsidiaries	34,587	38,414	—	(73,001)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,701	33,353	27,726	(73,001)	20,779
Income tax benefit	—	1,234	10,046	—	11,280
INCOME FROM CONTINUING OPERATIONS	32,701	34,587	37,772	(73,001)	32,059
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	—	—
NET INCOME	32,701	34,587	37,772	(73,001)	32,059
Less: Net loss attributable to noncontrolling interest	—	—	(642)	—	(642)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	32,701	34,587	38,414	(73,001)	32,701
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(27,317)	(27,317)	(37,738)	54,495	(37,877)
New Zealand joint venture cash flow hedges	(2,270)	(2,272)	(3,494)	4,542	(3,494)
Amortization of pension and postretirement plans, net of income tax	2,265	2,265	(4,120)	1,855	2,265
Total other comprehensive loss	(27,322)	(27,324)	(45,352)	60,892	(39,106)
COMPREHENSIVE INCOME (LOSS)	5,379	7,263	(7,580)	(12,109)	(7,047)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(12,295)	(131)	(12,426)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$5,379	$7,263	$4,715	$(11,978)	$5,379

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended September 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$159,261	$—	$159,261
Costs and Expenses
Cost of sales	—	—	129,002	—	129,002
Selling and general expenses	—	2,276	10,828	—	13,104
Other operating expense (income), net	—	738	(4,213)	661	(2,814)
	—	3,014	135,617	661	139,292
OPERATING (LOSS) INCOME	—	(3,014)	23,644	(661)	19,969
Interest expense	(3,190)	(7,277)	(356)	—	(10,823)
Interest and miscellaneous income (expense), net	2,538	(3,555)	103	—	(914)
Equity in income from subsidiaries	57,932	66,610	—	(124,542)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,280	52,764	23,391	(125,203)	8,232
Income tax benefit	65	5,168	1,642	(67)	6,808
INCOME FROM CONTINUING OPERATIONS	57,345	57,932	25,033	(125,270)	15,040
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	43,327	—	43,327
NET INCOME	57,345	57,932	68,360	(125,270)	58,367
Less: Net income attributable to noncontrolling interest	—	—	1,022	—	1,022
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	57,345	57,932	67,338	(125,270)	57,345
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	17,887	17,887	24,259	(35,774)	24,259
New Zealand joint venture cash flow hedges	2,233	2,231	3,434	(4,465)	3,433
Amortization of pension and postretirement plans, net of income tax	3,639	3,639	2,747	(6,386)	3,639
Total other comprehensive income	23,759	23,757	30,440	(46,625)	31,331
COMPREHENSIVE INCOME	$81,104	$81,689	$98,800	$(171,895)	$89,698
Less: Comprehensive income attributable to noncontrolling interest	$—	$—	$8,594	$—	$8,594
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$81,104	$81,689	$90,206	$(171,895)	$81,104

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$456,161	$—	$456,161
Costs and Expenses
Cost of sales	—	—	357,083	—	357,083
Selling and general expenses	—	8,032	27,872	—	35,904
Other operating expense (income), net	—	3,094	(24,002)	—	(20,908)
	—	11,126	360,953	—	372,079
OPERATING (LOSS) INCOME	—	(11,126)	95,208	—	84,082
Interest expense	(10,074)	(21,121)	(4,657)	—	(35,852)
Interest and miscellaneous income (expense), net	7,230	(3,780)	(10,581)	—	(7,131)
Equity in income from subsidiaries	93,324	121,047	—	(214,371)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	90,480	85,020	79,970	(214,371)	41,099
Income tax benefit (expense)	—	8,304	(2,985)	—	5,319
INCOME FROM CONTINUING OPERATIONS	90,480	93,324	76,985	(214,371)	46,418
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	43,092	—	43,092
NET INCOME	90,480	93,324	120,077	(214,371)	89,510
Less: Net loss attributable to noncontrolling interest	—	—	(970)	—	(970)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	90,480	93,324	121,047	(214,371)	90,480
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(11,770)	(11,770)	(16,426)	23,540	(16,426)
New Zealand joint venture cash flow hedges	(1,756)	(1,758)	(2,703)	3,514	(2,703)
Amortization of pension and postretirement plans, net of income tax	63,235	63,235	90,214	(153,449)	63,235
Total other comprehensive income	49,709	49,707	71,085	(126,395)	44,106
COMPREHENSIVE INCOME	140,189	143,031	191,163	(340,767)	133,616
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(6,573)	—	(6,573)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$140,189	$143,031	$197,736	$(340,767)	$140,189

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	$—	$—	$421,203	$—	$421,203
Costs and Expenses
Cost of sales	—	—	333,523	—	333,523
Selling and general expenses	—	7,357	33,847	—	41,204
Other operating (income) expense, net	(1,701)	1,187	(10,073)	—	(10,587)
	(1,701)	8,544	357,297	—	364,140
Equity in income of New Zealand joint venture	—	—	562	—	562
OPERATING INCOME (LOSS) BEFORE GAIN ON CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	1,701	(8,544)	64,468	—	57,625
Gain related to consolidation of New Zealand joint venture	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(8,544)	80,566	—	73,723
Interest (expense) income	(9,879)	(21,410)	663	—	(30,626)
Interest and miscellaneous income (expense), net	6,716	(3,470)	(1,394)	—	1,852
Equity in income from subsidiaries	293,706	316,241	—	(609,947)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	292,244	282,817	79,835	(609,947)	44,949
Income tax benefit	—	10,889	17,861	—	28,750
INCOME FROM CONTINUING OPERATIONS	292,244	293,706	97,696	(609,947)	73,699
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	220,294	—	220,294
NET INCOME	292,244	293,706	317,990	(609,947)	293,993
Less: Net income attributable to noncontrolling interest	—	—	1,749	—	1,749
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	292,244	293,706	316,241	(609,947)	292,244
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	237	237	(2,967)	(474)	(2,967)
New Zealand joint venture cash flow hedges	3,663	3,663	4,209	(7,326)	4,209
Amortization of pension and postretirement plans, net of income tax	12,326	12,326	9,578	(21,904)	12,326
Total other comprehensive income	16,226	16,226	10,820	(29,704)	13,568
COMPREHENSIVE INCOME	308,470	309,932	328,810	(639,651)	307,561
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(909)	—	(909)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$308,470	$309,932	$329,719	$(639,651)	$308,470

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of September 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,283	$51,488	$47,060	$—	$182,831
Restricted cash	—	—	—	—	—
Accounts receivable, less allowance for doubtful accounts	—	1,359	26,878	—	28,237
Inventory	—	—	12,439	—	12,439
Deferred tax asset	—	—	4,211	—	4,211
Prepaid and other current assets	—	1,525	22,296	—	23,821
Total current assets	84,283	54,372	112,884	—	251,539
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,058,381	—	2,058,381
NET PROPERTY, PLANT AND EQUIPMENT	—	483	6,048	—	6,531
INVESTMENT IN SUBSIDIARIES	1,522,406	1,981,482	—	(3,503,888)	—
INTERCOMPANY NOTES RECEIVABLE	245,898	21,279	—	(267,177)	—
OTHER ASSETS	2,860	19,277	138,971	—	161,108
TOTAL ASSETS	$1,855,447	$2,076,893	$2,316,284	$(3,771,065)	$2,477,559
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$3,647	$19,479	$—	$23,126
Current maturities of long-term debt	—	129,199	1,287	—	130,486
Accrued taxes	—	41	14,913	—	14,954
Uncertain tax positions	—	—	—	—	—
Accrued payroll and benefits	—	3,892	2,446	—	6,338
Accrued interest	6,116	1,001	29,098	(26,079)	10,136
Other current liabilities	—	1,113	25,483	—	26,596
Total current liabilities	6,116	138,893	92,706	(26,079)	211,636
LONG-TERM DEBT	325,000	14,999	265,163	—	605,162
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	23,078	(685)	—	22,393
OTHER NON-CURRENT LIABILITIES	—	6,876	20,590	—	27,466
INTERCOMPANY PAYABLE	—	370,641	(100,759)	(269,882)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,524,331	1,522,406	1,952,698	(3,475,104)	1,524,331
Noncontrolling interest	—	—	86,571	—	86,571
TOTAL SHAREHOLDERS’ EQUITY	1,524,331	1,522,406	2,039,269	(3,475,104)	1,610,902
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,855,447	$2,076,893	$2,316,284	$(3,771,065)	$2,477,559

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$219,988	$238,010	$54,461	$(231,730)	$280,729
INVESTING ACTIVITIES
Capital expenditures	—	(400)	(105,258)	—	(105,658)
Purchase of timberlands	—	—	(93,189)	—	(93,189)
Change in restricted cash	—	—	47,318	—	47,318
Investment in Subsidiaries	—	855,014	—	(855,014)	—
Other	—	—	(478)	—	(478)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	854,614	(151,607)	(855,014)	(152,007)
FINANCING ACTIVITIES
Issuance of debt	—	185,000	1,110,163	—	1,295,163
Repayment of debt	—	(1,002,500)	(170,549)	—	(1,173,049)
Dividends paid	(225,877)	—	—	—	(225,877)
Proceeds from the issuance of common shares	4,645	—	—	—	4,645
Debt issuance costs	—	—	(12,380)	—	(12,380)
Repurchase of common shares	(1,834)	—	—	—	(1,834)
Purchase of timberland deeds for Rayonier Advanced Materials	(12,677)	—	—	—	(12,677)
Debt issuance funds distributed to Rayonier Advanced Materials	(924,943)	—	—	—	(924,943)
Proceeds from spin-off of Rayonier Advanced Materials	906,200	—	—	—	906,200
Change in restricted cash reserved for dividends	—	—	—	—	—
Issuance of intercompany notes	(11,400)	—	11,400	—	—
Intercompany distributions	—	(234,659)	(852,085)	1,086,744	—
Other	—	—	(680)	—	(680)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(265,886)	(1,052,159)	85,869	1,086,744	(145,432)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(103)	—	(103)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(45,898)	40,465	(11,380)	—	(16,813)
Balance, beginning of year	130,181	11,023	58,440	—	199,644
Balance, end of period	$84,283	$51,488	$47,060	$—	$182,831

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2013
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$389,405	$394,700	$291,478	$(741,347)	$334,236
INVESTING ACTIVITIES
Capital expenditures	—	(335)	(121,764)	—	(122,099)
Purchase of additional interest in New Zealand joint venture	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	(11,650)	—	(11,650)
Intercompany purchase of real estate	—	—	—	—	—
Jesup mill cellulose specialties expansion	—	—	(137,392)	—	(137,392)
Proceeds from disposition of Wood Products business	—	—	68,063	—	68,063
Change in restricted cash	—	—	3,989	—	3,989
Investment in Subsidiaries	(138,178)	(455,014)	—	593,192	—
Other	—	1,701	(1,925)	—	(224)
CASH USED FOR INVESTING ACTIVITIES	(138,178)	(453,648)	(340,558)	593,192	(339,192)
FINANCING ACTIVITIES
Issuance of debt	175,000	375,000	57,885	—	607,885
Repayment of debt	(325,000)	(56,527)	(71,936)	—	(453,463)
Dividends paid	(175,079)	—	—	—	(175,079)
Proceeds from the issuance of common shares	9,205	—	—	—	9,205
Excess tax benefits on stock-based compensation	—	—	8,189	—	8,189
Repurchase of common shares	(11,303)	—	—	—	(11,303)
Issuance of intercompany notes	(4,000)	—	4,000	—	—
Intercompany distributions	—	(256,921)	108,766	148,155	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(331,177)	61,552	106,904	148,155	(14,566)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(336)	—	(336)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(79,950)	2,604	57,488	—	(19,858)
Balance, beginning of year	252,888	23,324	4,384	—	280,596
Balance, end of period	$172,938	$25,928	$61,872	$—	$260,738

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.
Our financial condition and results of operations as of and for the periods ended March 31, 2014 and June 30, 2014 have been restated. All information and disclosures contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) related to those periods reflect the effects of such restatement. For a more detailed description of the restatement, see Note 3 — Restatement of Previously Issued Consolidated Financial Statements of the Notes to the accompanying unaudited Consolidated Financial Statements and MD&A included in this Quarterly Report on Form 10-Q.
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Initial Form 10-K”), as amended by Amendment No. 1 to the Form 10-K on Form 10-K/A filed with the SEC concurrently herewith (the Initial Form 10-K, as amended, the “Amended Form 10-K”) and information contained in our subsequent Forms 10-Q, Forms 10-Q/A, Forms 8-K and other reports filed with the SEC.
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including Rayonier’s earnings guidance, if any, business and market conditions, and outlook, the results of the internal review, expected dividend rate, Rayonier’s realigned business strategy, including expected harvest schedules, timberland acquisitions and sales of non-strategic timberlands, the anticipated benefits of Rayonier’s realigned business strategy, the expected impact of the internal review and restatement on available borrowings, and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in this Quarterly Report on Form 10-Q, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any further disclosures the Company makes on related subjects in our subsequent Forms 10-K, Forms 10-Q, Forms 8-K, any amendments thereto and other reports filed with the SEC.
Overview
Our Company
We are a geographically diverse international land resources company primarily engaged in timberland management and the sale of real estate. As of September 30, 2014, we owned, leased or managed approximately 2.6 million acres of timberlands located in the U.S. and New Zealand.
We operate in two reportable business segments: Forest Resources and Real Estate.

•
Our Forest Resources segment sells standing timber (primarily at auction to third parties) and delivered logs. Forest Resources sales include all activities that relate to the harvesting of timber and other value-added activities such as the leasing of properties for hunting, mineral extraction and cell towers.

•
Our Real Estate segment manages all property sales, including those designated as higher and better use (“HBU”). We divide our real estate sales into three categories: development HBU, rural HBU (including conservation properties) and non-strategic timberlands.

Our remaining operations, which are combined and reported in “Other Operations,” include the marketing and selling of timber owned or acquired from third parties in New Zealand and Australia (log trading). Prior to the second quarter of 2014, we operated in three reportable business segments, which included Performance Fibers.
Background
On June 27, 2014, we spun off our Performance Fibers business to our shareholders as a newly formed publicly traded company named Rayonier Advanced Materials, Inc. (“Rayonier Advanced Materials”). Following the spin-off, new management conducted a review of our operations and business strategies and identified issues related to our historical timber harvest levels, our estimate of merchantable timber inventory and the effect of such estimate on our calculation of depletion expense. At the direction of our Board of Directors, management commenced an internal review into these matters with the assistance of independent counsel, forensic accountants and financial advisers. As a result of this internal review, we made the following determinations:

•
We included in the merchantable timber inventory disclosed in our Initial Form 10-K, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas. The inclusion of this timber was incorrect, inconsistent with our historical definition of merchantable timber inventory, and a significant change from prior years. We define merchantable timber inventory as an estimate of timber volume beyond a specified age that approximates such timber’s earliest economically harvestable age. Our estimate includes certain timber located in restricted or environmentally sensitive areas based upon an estimate of lawfully recoverable volumes from such areas, but does not include volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. See discussion of merchantable age and merchantable inventory under “—Our Timberlands.” Our revised estimate of merchantable timber inventory, as of December 31, 2013, is set forth below.

(Tons in 000s)	As disclosed in the Initial Form 10-K	As disclosed in the Amended Form 10-K	Percentage Difference
Atlantic	37,121	34,324	(8)%
Gulf	28,534	24,641	(14)%
Northern	9,097	7,370	(19)%
New Zealand	13,792	13,792	—%
Total	88,544	80,127	(10)%

•
For roughly a decade, the average rate at which we harvested timber in the U.S. Pacific Northwest exceeded the rate those timberlands could support on a long-term basis. Going forward, we intend to manage our timberlands on a “sustainable yield” basis; that is, we expect to harvest, on average, levels of timber that can be sustained into perpetuity based on our estimates of biological growth and the expected productivity resulting from our reforestation and silvicultural efforts. We estimate that the annual sustainable yield in our timberlands in the U.S. Pacific Northwest is approximately 160 MMBF (or 1.3 million tons), as compared to the average annual harvest level over the past ten years (2004 to 2013) of approximately 228 MMBF (or 1.8 million tons). We anticipate reducing the harvest level in our timberlands in the U.S. Pacific Northwest to 125 MMBF (or 1.0 million tons) annually by 2017 and maintaining that level for approximately five to ten years thereafter in order to allow for inventory replenishment and age class smoothing. We expect that our average annual harvest level in our timberlands in the U.S. Pacific Northwest for 2015 through 2019 will be approximately 140 MMBF (or 1.1 million tons). See discussion of sustainable yield under “—Our Timberlands.”

•
We have periodically generated income and cash flow from the sale of non-strategic timberlands. Going forward, we expect to reduce our reliance on planned sales of non-strategic timberlands to augment cash flow generation and instead rely primarily on supporting cash flow from the operation, rather than sale, of our timberlands. We believe that reducing reliance on the sale of such properties to augment cash flow generation will support the sustainability of our timberlands and harvesting activities over the long-term. Over the past five years (2009 to 2013), sales of non-strategic timberlands totaled approximately 157,000 acres and $233 million (excluding 128,000 acres and $57 million for the sale of our New York timberlands in 2013). We expect that sales of non-strategic timberlands will be significantly lower going forward.

•
On November 7, 2014, our Board of Directors has declared a fourth quarter cash dividend of 25 cents per common share. This represents a 17% reduction from the third quarter dividend of 30 cents per common share, reflecting our expectation of reduced cash available for distribution due to lower expected annual harvest levels as described above, as well as reduced reliance on sales of non-strategic timberlands to augment cash flow generation, as described under “—Our Strategy.”

•
As discussed above, we included in merchantable timber inventory for 2014, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas, which was incorrect, inconsistent with our definition of merchantable timber inventory, and a significant change from prior years. As a result, management determined that there was a material weakness in our internal controls related to the merchantable timber inventory, as discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q. In addition, management concluded that we understated depletion expense in cost of goods sold (referred to as “Cost of sales” in our consolidated statements of income and comprehensive income) by approximately $2.0 million in each of the quarterly periods ended March 31, 2014 and June 30, 2014, which resulted in a corresponding overstatement of income from continuing operations of $1.9 million and $2.0 million, respectively, in those periods. In addition, management determined that there was a material weakness in Rayonier’s internal controls related to merchantable timber inventory as of December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014. Accordingly, we have filed amendments to our Forms 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and restated our interim consolidated financial statements for those periods. We determined that errors in depletion expense calculated in the years ended December 31, 2013, and 2012 were immaterial and did not require restatement. The cumulative effect of the immaterial errors in depletion expense for these and prior periods are reflected in our financial statements for the third quarter of 2014 as an out-of-period adjustment. Management and the Audit Committee have discussed these matters described above with the Company’s independent registered public accounting firm, Ernst & Young LLP (“E&Y”).

Our Timberlands
The following table provides a breakdown of our timberland holdings as of September 30, 2014 and December 31, 2013:

(acres in 000s)	As of September 30, 2014			As of December 31, 2013
	Owned	Leased	Total	Owned	Leased	Total
Southern
Atlantic
Florida	282	105	387	292	105	397
Georgia	576	129	705	566	130	696
Atlantic Subtotal	858	234	1,092	858	235	1,093

Gulf
Alabama	294	24	318	295	24	319
Arkansas	—	19	19	—	19	19
Louisiana	127	1	128	128	1	129
Mississippi	92	—	92	92	—	92
Oklahoma	92	—	92	92	—	92
Texas	159	—	159	149	—	149
Gulf Subtotal	764	44	808	756	44	800

Northern
Washington	371	1	372	371	1	372

New Zealand	136	175	311	137	177	314

Total	2,129	454	2,583	2,122	457	2,579
We define merchantable timber inventory as an estimate of timber volume beyond a specified age that approximates such timber’s earliest economically harvestable age. Our estimate includes certain timber located in restricted or environmentally sensitive areas based on an estimate of lawfully recoverable volumes from such areas. The estimate does not include volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. Estimates are based on an inventory system that involves periodic statistical sampling. Adjustments are made on the basis of growth estimates, harvest information and environmental and operational restrictions. The merchantable age (i.e., the age at which timber moves from pre-merchantable to merchantable) is 15 years for our Southern timberlands, excluding Oklahoma, 17 years for Oklahoma, 35 years for our Northern timberlands, and 20 years for radiata pine in our New Zealand timberlands. Our estimated merchantable timber inventory may change over time as timber is harvested, as pre-merchantable timber converts to merchantable timber, as existing merchantable timber inventory grows, and as we periodically update our statistical sampling and growth and yield models.
Merchantable timber inventory is generally expressed in short green tons in our Southern timberlands, in thousand board feet (MBF) or million board feet (MMBF) in our Northern timberlands, and in cubic meters (m3) in our New Zealand timberlands. For conversion purposes, one MMBF and one m3 is equal to approximately 8,000 and 1.13 short green tons, respectively.
We define sustainable yield as the average harvest level that can be sustained into perpetuity based on our estimates of biological growth and the expected productivity resulting from our reforestation and silvicultural efforts. Our estimated sustainable yield may change over time based on changes in silvicultural techniques and resulting timber yields, changes in environmental laws and restrictions, changes in the statistical sampling and estimates of our merchantable timber inventory, acquisitions and dispositions of timberlands, the expiration or renewal of timberland leases, casualty losses, and other factors. Moreover, our harvest level in any given year may deviate from our estimated sustainable yield due to variations in the age class of our timberlands, the product mix of our harvest (i.e., pulpwood versus sawtimber), our deliberate acceleration or deferral of harvest in response to market conditions, our thinning activity (in which we periodically remove smaller trees to enhance long-term sawtimber potential), or other factors.
Southern Timberlands
As of December 31, 2013, our Southern timberlands acreage consisted of approximately 66% pine stands and approximately 34% hardwood stands, and our merchantable timber inventory consisted of approximately 36.6 million tons of pulpwood, 12.2 million tons of chip-n-saw, and 10.3 million tons of sawtimber.
For our Southern timberlands, we do not include in merchantable timber inventory volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. In addition, for our Southern timberlands, we do not include in merchantable timber inventory timber that is not of merchantable age (i.e., is less than 15 years old or less than 17 years old in Oklahoma). We estimate that the sustainable yield of our Southern timberlands is approximately 5 million tons annually. We expect that the average annual harvest volume in our Southern timberlands over the next five years (2015 to 2019) will be generally in line with our sustainable yield.
Northern Timberlands
As of December 31, 2013, our Northern timberlands consisted of approximately 372,000 acres, of which approximately 286,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions.
For our Northern timberlands, we do not include in merchantable timber inventory volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. In addition, for our Northern timberlands, we do not include in merchantable timber inventory timber that is not of merchantable age (i.e., is less than 35 years old). We estimate that the sustainable yield of our Northern timberlands is approximately 160 MMBF (or 1.3 million tons) annually. However, due to historical harvesting in excess of our sustainable yield in the U.S. Pacific Northwest, we anticipate reducing the harvest level in our Northern timberlands to 125 MMBF (or 1.0 million tons) by 2017 and maintaining that level for approximately five to ten years thereafter in order to allow for inventory replenishment and age class smoothing. We expect to gradually reach our long-term sustainable yield of 160 MMBF (or 1.3 million tons) during the course of the next full rotation cycle. We expect that our average annual harvest level in our Northern timberlands for 2015 through 2019 will be approximately 140 MMBF (or 1.1 million tons).
New Zealand Timberlands
As of December 31, 2013, our New Zealand timberlands consisted of approximately 314,000 acres, of which approximately 311,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. For our New Zealand timberlands, we do not include in merchantable timber inventory volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. In addition, for our New Zealand timberlands, we do not include in merchantable timber inventory timber that is not of merchantable age (i.e., is less than 20 years old).

Our Competitive Strengths
We believe that we distinguish ourselves from other timberland owners and managers through the following competitive strengths:

•
Leading Pure-Play Land Resources Company. We believe that we are the third-largest timber REIT, owning, leasing or managing approximately 2.6 million acres of timberlands located in the U.S. and New Zealand, as of September 30, 2014. Our geographically diverse timberland holdings are strategically located in core softwood producing regions, including the U.S. South, U.S. Pacific Northwest and New Zealand. Our most significant timberland holdings are located in the U.S. South, where economic conditions allow us to obtain favorable pricing. These timberlands are strategically located in close proximity to a variety of established pulp, paper and wood products manufacturing facilities, which provide a steady source of competitive demand for both pulpwood and higher-value sawtimber products. Our Northern and New Zealand timberlands are strategically positioned near ports to capitalize on export markets serving the Asia Pacific region. Our Northern timberlands also benefit from a strong domestic sawmilling market in the U.S. Pacific Northwest.

•
Attractive, Real Estate Assets with HBU Potential. We own approximately 39,000 acres in Florida and Georgia that currently have land-use entitlements and are well positioned to capture higher sales values per acre as real estate markets strengthen. These properties are part of the approximately 200,000 acres we own in the Florida/Georgia coastal region stretching from Savannah, Georgia to Daytona Beach, Florida. These timberlands provide us with opportunities to continue to add value to our portfolio through land-use entitlements and to periodically sell parcels of such land at favorable valuations relative to timberland values. In addition, we have an established track record of selling rural properties throughout much of our Southern timberlands at a premium to timberland values, and this market has historically been durable through different real estate cycles.

•
Access to Capital for Growth. We believe that our financial condition will enable us to access the capital markets on favorable terms, which will enable us to execute our realigned business strategy and pursue future timberland growth opportunities.

•
Advantageous REIT Structure. We are a real estate investment trust, or REIT. Under this structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. Our advantageous REIT structure supports our commitment to maximizing the value of our timberlands in a tax efficient manner and competing with other owners, managers and buyers of timberlands.

Our Strategy
As a result of our internal review of historical timber harvest levels, our estimate of merchantable timber inventory, and the effect of such estimate on our calculation of depletion expense, we are realigning our strategy to sustainably manage our timberland resources, support long-term sustainable cash generation, effectively allocate capital and create long-term shareholder value. In particular, our realigned business strategy consists of the following key elements:

•
Manage our Timberlands on a Sustainable Yield Basis for Long-term Results. We generate recurring income and cash flow from the harvest and sale of timber and intend to actively manage our timberlands to maximize net present value over the long term by achieving an optimal balance among biological timber growth, generation of cash flow from harvesting activities, and responsible environmental stewardship. Going forward, our harvesting strategy is designed to produce a long-term, sustainable yield, although we may adjust harvest levels periodically to capitalize on then-current economic conditions in our markets.

•
Increase the Size and Quality of our Timberland Holdings through Acquisitions. We intend to selectively pursue timberland acquisition opportunities that improve the average productivity of our timberland holdings and support cash flow generation from our annual harvesting activities. We expect there will be an ample supply of attractive timberlands available for sale as a result of anticipated sales from a number of Timberland Investment Management Organizations (“TIMOs”). This acquisition strategy requires a disciplined approach and rigorous adherence to strategic and financial metrics. Generally, we expect to focus our acquisition efforts on the most commercially desirable timber-producing regions of the U.S. South and U.S. Pacific Northwest, particularly on timberlands with an age class profile that complements the age class profile of our existing timberland holdings. We have acquired 46,000 acres of timberland year-to-date in 2014 and acquired 17,000 acres of timberland in 2013, 88,000 acres in 2012, and 308,000 acres in 2011.

•
Optimize Portfolio Value. We continuously assess potential alternative uses of our timberlands, as some of our properties may become more valuable for development, conservation, recreation or other purposes. We intend to capitalize on the value of our portfolio by opportunistically monetizing such HBU properties. While the majority of our HBU sales involve rural and recreational land, we also selectively pursue various land-use entitlements on certain properties for residential and industrial development, including mega-site certified industrial and commercial properties, in order to enhance the long-term value potential of such properties. We generally expect that sales of HBU property (i.e., rural HBU and development HBU) will comprise approximately 1% of our Southern timberland holdings on an annual basis.

•
Focus on Timberland Operations to Support Cash Flow Generation. As described above, we rely primarily on annual harvesting activities and ongoing sales of rural and development HBU to generate cash flow from our timberland holdings. However, we periodically generate income and cash flow from the sale of non-strategic (i.e., non-HBU) timberlands, in particular as we seek to optimize our portfolio by disposing of less desirable properties. Going forward, we expect to reduce our reliance on planned sales of non-HBU timberlands to augment cash flow generation and instead rely primarily on supporting cash flow from the operation, rather than sale, of our timberlands. We believe that reducing reliance on the sale of such properties to augment cash flow generation will support the sustainability of our harvesting activities over the long term.

•
Promote Best-in-Class Disclosure and Responsible Stewardship. We intend to become an industry leader in transparent disclosure, particularly relating to our timberland holdings and harvest schedules. In addition, we are committed to responsible stewardship and environmentally and economically sustainable forestry. We believe our continued commitment to transparency and the stewardship of our assets and capital will allow us to maintain our timberlands’ productivity, more effectively attract and deploy capital and enhance our reputation as a preferred timber supplier.

Outlook
In Forest Resources, we anticipate full-year results to be comparable to 2013, with stronger prices in the U.S. South offset by lower prices in the U.S. Pacific Northwest and New Zealand largely due to lower export demand in the second half of the year, and by a reduction in fourth quarter Northwest harvest volumes as we implement our new strategy for achieving long-term sustainable yield. In Real Estate, the Company now expects full-year results to be approximately 15% below 2013, based on the anticipated timing of land sale closings originally forecasted for late 2014.
Beyond 2014, we anticipate that U.S. housing will continue its gradual recovery, sawlog prices will continue to strengthen, and demand for logs in Asia will be strong over the long term, benefiting our U.S. Pacific Northwest and New Zealand operations. While we expect these trends to result in stronger product prices over time, the Company’s results will be impacted by significantly lower harvest volume in the Northwest and by a planned reduction in sales of non-strategic timberlands, consistent with our new strategy.
For 2015, we anticipate operating income in the $90 million to $100 million range and Adjusted EBITDA1 of approximately $200 million to $215 million. Compared with 2014, these lower results primarily reflect the planned reductions in harvest volumes and timberland sales. Looking beyond 2015, we anticipate steadily increasing Adjusted EBITDA1 as product prices continue to strengthen. We also expect to maintain an active and disciplined timberland acquisition program that, if successfully executed, will contribute to Adjusted EBITDA1 growth.
1For a reconciliation of Adjusted EBITDA to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance Indicators.”

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

Segments
We operate in two reportable business segments: Forest Resources and Real Estate.
Forest Resources sales include all activities which relate to the harvesting of timber and other value-added activities such as the leasing of properties for hunting, mineral extraction and cell towers. Real Estate sales include all property sales, including those designated as HBU properties and those designated as sales of non-strategic timberlands. The assets of the Real Estate segment include HBU property held by the Company’s real estate subsidiary, TerraPointe LLC. Our remaining operations, reported as “Other Operations,” include harvesting and selling timber acquired from third parties (log trading). Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits or losses are eliminated in consolidation.
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2014	2013	2014	2013
Sales
Forest Resources
Atlantic	$22	$16	$62	$53
Gulf States	16	15	41	40
Northern	22	29	80	83
New Zealand	48	51	131	101
Total Forest Resources	108	111	314	277
Real Estate
Development	2	1	3	3
Rural	25	13	35	24
Non-Strategic Timberlands	—	—	28	25
Total Real Estate	27	14	66	52
Other Operations	15	34	76	92
Total Sales	$150	$159	$456	$421

Operating Income (Loss)
Forest Resources	$19	$23	$65	$57
Real Estate	16	8	45	30
Other Operations	3	—	2	1
Corporate and other	(6)	(11)	(28)	(14)
Operating Income	32	20	84	74
Interest Expense, Interest Income and Other	(11)	(12)	(43)	(29)
Income Tax Benefit	11	7	5	29
Income from Continuing Operations	32	15	46	74
Discontinued Operations, Net	—	43	43	220
Net Income	32	58	89	294
Less: Net (loss) income attributable to noncontrolling interest	(1)	1	(1)	2
Net Income Attributable to Rayonier Inc.	$33	$57	$90	$292

Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.25	$0.11	$0.36	$0.55
Discontinued Operations	—	0.33	0.33	1.68
Net Income	$0.25	$0.44	$0.69	$2.23

FOREST RESOURCES

Sales (in millions)	2013	Changes Attributable to:		2014
Three Months Ended September 30,		Price	Volume/ Mix/Other
Atlantic	$16	$2	$4	$22
Gulf States	15	—	1	16
Northern	29	1	(8)	22
New Zealand	51	(2)	(1)	48
Total Sales	$111	$1	$(4)	$108

Sales (in millions)	2013	Changes Attributable to:		2014
Nine Months Ended September 30,		Price	Volume/ Mix/Other
Atlantic	$53	$9	$—	$62
Gulf States	40	1	—	41
Northern	83	5	(8)	80
New Zealand (a)	101	—	30	131
Total Sales	$277	$15	$22	$314

(a)	First quarter 2014 included $38 million of sales from the consolidation of the New Zealand joint venture (“New Zealand JV”), whereas first quarter 2013 was accounted for on the equity method.

Sales (in thousands of short green tons)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Atlantic	827	743	2,361	2,515
Gulf States	588	572	1,477	1,495
Northern	346	516	1,337	1,483
New Zealand
Domestic	413	460	1,035	876
Export	248	235	607	435
Total Sales Volume	2,422	2,526	6,817	6,804

Operating Income (in millions)	2013	Changes Attributable to:			2014
Three Months Ended September 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$4	$2	$2	$1	$9
Gulf States	5	—	—	(1)	4
Northern	9	1	(4)	(2)	4
New Zealand	5	(2)	1	(2)	2
Total Operating Income	$23	$1	$(1)	$(4)	$19

Operating Income (in millions)	2013	Changes Attributable to:			2014
Nine Months Ended September 30,		Price	Volume/ Mix	Cost/Other
Atlantic	$15	$9	$—	$(2)	$22
Gulf States	10	1	—	(1)	10
Northern	24	5	(1)	(2)	26
New Zealand/Other	8	—	(3)	2	7
Total Operating Income	$57	$15	$(4)	$(3)	$65

In the Atlantic region, 2014 third quarter sales were $6 million above 2013 and operating income improved by $5 million. Sales and operating income increased $9 million and $7 million, respectively, for the nine months ended September 30, 2014 compared to prior year. Results in 2014 benefited from improved pricing from continued strong pulpwood demand and restricted supply due to wet weather conditions. Pine stumpage prices increased 13 percent and 20 percent for the respective three and nine month periods.
Gulf region sales were slightly favorable for the three months ended September 30, 2014, primarily due to pine stumpage volume increases of 13 percent and higher delivered pine prices. Operating income was below prior period, however, as these increases were offset by lower non-timber income. Year-to-date sales improved slightly, over the comparable 2013 period as stumpage and delivered pine prices increased approximately 3 percent due to strong pulpwood demand. Year-to-date operating income was comparable to the prior year period as higher pine prices were offset by higher depletion expense.
In the Northern region, 2014 third quarter sales and operating income declined compared to 2013 as volumes decreased due to lower export demand and reduced harvesting caused by fire restrictions. The reduction in volume was partially offset by improved stumpage and delivered prices, which increased 7 percent and 4 percent respectively. Third quarter 2014 results were also impacted by $2 million cumulative out-of-period depletion expense.
On a year-to-date basis, sales declined $3 million as an 18 percent decrease in delivered volume offset increased stumpage volume and favorable pricing due to an increase in China demand earlier in the year. Also impacting results was the fourth quarter 2013 sale of the New York timberlands, which contributed $2 million to sales through September 30, 2013. Operating income increased 8 percent compared to the 2013 period, primarily driven by strong pricing.
In April 2013, we acquired an additional 39 percent ownership interest in our New Zealand JV. As a 65 percent owner, we began consolidating 100 percent of the New Zealand JV’s results of operations in the second quarter of 2013. Our New Zealand JV’s sales and operating results for the nine months ended September 30, 2014 reflect this increased ownership.
In New Zealand, third quarter operating results were below 2013 as prices declined in the export market due to the high China log inventories, while year-to-date results were comparable.
REAL ESTATE

Sales (in millions)	2013	Changes Attributable to:		2014
Three Months Ended September 30,		Price	Volume/Mix
Development	$1	$—	$1	$2
Rural	13	5	7	25
Non-Strategic Timberlands	—	—	—	—
Total Sales	$14	$5	$8	$27

Sales (in millions)	2013	Changes Attributable to:		2014
Nine Months Ended September 30,		Price	Volume/Mix
Development	$3	$—	$—	$3
Rural	24	6	5	35
Non-Strategic Timberlands	25	(63)	66	28
Total Sales	$52	$(57)	$71	$66

Sales (in acres)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Development	203	122	298	255
Rural	11,685	7,704	15,448	12,710
Non-Strategic Timberlands	234	179	23,781	9,126
Total Acres Sold	12,122	8,005	39,527	22,091

Operating Income (in millions)	2013	Changes Attributable to:		2014
Three Months Ended September 30,		Price	Volume/Mix
Total Operating Income	$8	$5	$3	$16

Operating Income (in millions)	2013	Changes Attributable to:		2014
Nine Months Ended September 30,		Price	Volume/Mix
Total Operating Income	$30	$(57)	$72	$45

Third quarter sales of $27 million and operating income of $16 million increased $13 million and $8 million, respectively, compared to the prior year period. Year-to-date, sales and operating income were $14 million and $15 million, respectively, above the prior year. The results for the third quarter were primarily driven by increased rural volumes and stronger prices, which included two significant sales in the Southeast totaling 9,700 acres at an average price of $1,900 per acre. The year-to-date period benefited from higher non-strategic timberland sales, primarily from a 19,500 acre parcel in Florida at $1,125 per acre, and a $6 million settlement of a bankruptcy claim related to a 2006 sale.
OTHER OPERATIONS
Third quarter and year-to-date 2014 sales from our New Zealand log trading business decreased $19 million and $16 million, respectively, compared to 2013 as a result of sales declines resulting from high China log inventories. Operating income for the three and nine months ended September 30, 2014 increased $3 million and $1 million, respectively, over the prior year periods primarily due to favorable movements in foreign currency exchange rates in third quarter 2014.
Corporate and Other Expense/Eliminations
Corporate and other operating expenses of $6 million in the third quarter of 2014 decreased $5 million compared to 2013, primarily due to the Performance Fibers spin-off completed on June 27, 2014. Although all periods have been restated for the discontinued operations of the Performance Fibers business, corporate expenses previously allocated to the Performance Fibers operating results are not permitted to be allocated to discontinued operations under Generally Accepted Accounting Principles in the United States (“GAAP”). Excluding the gain related to the consolidation of the New Zealand JV of $16 million in the second quarter of 2013, corporate and other operating expenses of $28 million for the year-to-date 2014 period improved $2 million over prior year. Going forward, we expect annual corporate expenses to be approximately $20 million.
Interest and Other Expense
Interest and other expenses of $11 million in the third quarter in 2014 improved $1 million from the prior year period as lower interest expense on our decreased debt balances was largely offset by unfavorable mark-to-market adjustments on New Zealand interest rate swaps. Interest and other expenses increased $14 million over the prior year-to-date period primarily due to $2 million of interest related to early repayment of debt in connection with the spin-off, $3 million of interest from the New Zealand JV due to its consolidation beginning in the second quarter of 2013 and unfavorable mark-to-market adjustments on New Zealand interest rate swaps.
Income Tax Expense
The third quarter 2014 income tax benefit before discrete items was $9 million compared to an income tax benefit from continuing operations of $6 million in 2013. The income tax benefit represents tax benefits from losses at Rayonier's taxable operations and interest and general administrative expenses not allowed to be allocated to the discontinued operations of the Performance Fibers business. Including discrete items, the third quarter 2014 income tax benefit from continuing operations was $11 million compared to an income tax benefit of $7 million in third quarter 2013.
The year-to-date income tax benefit from continuing operations before discrete items was $16 million in 2014 compared to $21 million in the prior year period. Including discrete items, the income tax benefit from continuing operations was $5 million in 2014, compared to $29 million in 2013. The current year income tax benefit as reported reflects a $15 million valuation allowance related to the cellulosic biofuel producer credit (“CBPC”), which was recorded in connection with the spin-off due to Rayonier's limited potential use of the CBPC prior to its expiration on December 31, 2016.

Liquidity and Capital Resources
Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund cyclicality in working capital needs and long-term debt has been used to fund major acquisitions and strategic projects.
Summary of Liquidity and Financing Commitments

	September 30,	December 31,
(millions of dollars)	2014	2013
Cash and cash equivalents (a)	$183	$200
Total debt	736	1,574
Shareholders’ equity	1,611	1,755
Total capitalization (total debt plus equity)	2,347	3,329
Debt to capital ratio	31%	47%

(a)	Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less and money market accounts.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30. The Consolidated Statements of Cash Flows for both 2014 and 2013 have not been restated to exclude discontinued operations.

(million of dollars)	2014	2013
Cash provided by (used for):
Operating activities	$281	$334
Investing activities	(152)	(339)
Financing activities	(145)	(15)
Cash Provided by Operating Activities
The decline in cash provided by operating activities in 2014 was primarily attributable to lower income from the Performance Fibers business and the spin-off of this segment on June 27, 2014. These results were partially offset by lower working capital requirements as 2013 included a $70 million payment to exchange AFMC for CBPC.
Cash Used for Investing Activities
Cash used for investing activities decreased $187 million compared to 2013. The prior year period included large cash outlays for the purchase of an additional interest in the New Zealand JV of $140 million and the Cellulose Specialties Expansion project of $137 million, partially offset by $68 million in net proceeds from the sale of our Wood Products business. In 2014, lower capital expenditures and a change in restricted cash totaling $60 million was more than offset by an $82 million increase in timberland acquisitions.
Cash Used for Financing Activities
Cash used for financing activities increased over the prior year period largely due to transactions related to the spin-off of the Performance Fibers business and a $51 million increase in dividend payments, which reflects the third quarter 2014 special dividend payment of $0.50 per Rayonier common share. In addition, net debt borrowings (including debt issuance costs) decreased $45 million.
Expected 2014 Expenditures
We expect capital expenditures to be approximately $20 million in the fourth quarter of 2014, totaling $65 million for the full year, excluding strategic acquisitions and Performance Fibers capital expenditures. We do not expect any cash payments for income taxes during the fourth quarter, while dividend payments for the fourth quarter are expected to total approximately $32 million. We have no mandatory pension contributions in 2014.

Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes three measures of financial results: Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“EBITDA”), Adjusted EBITDA and Adjusted Cash Available for Distribution (“Adjusted CAD”). These measures are not defined by GAAP and the discussion of EBITDA, Adjusted EBITDA and Adjusted CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA and Adjusted EBITDA as performance measures and Adjusted CAD as a liquidity measure. EBITDA is defined by the SEC. Adjusted EBITDA and Adjusted CAD as defined, however, may not be comparable to similarly titled measures reported by other companies. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, and the non-cash cost basis of real estate sold.
We reconcile EBITDA and Adjusted EBITDA to Net Income for the consolidated Company and EBITDA to Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to EBITDA and Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,		Forecast
	2014	2013	2014	2013	2015
Net Income to EBITDA Reconciliation
Net Income	$32	$58	$90	$294	~ $65 - 75
Interest, net, continuing operations	11	12	39	29	~ $30
Income tax benefit, continuing operations	(11)	(7)	(5)	(29)	~ ($5 - 10)
Depreciation, depletion and amortization	34	31	92	82	~ $105 - $110
Discontinued operations (a)	—	43	66	133	—
EBITDA	66	137	282	509	~ $190 - $210
Non-cash cost of real estate sold	3	2	7	4	~ $10
Adjusted EBITDA	69	139	289	513	~ $200 - $220
(a) Includes income, interest, income tax expense, and depreciation and amortization from discontinued operations.
EBITDA by segment is a critical valuation measure used by our Chief Operating Decision Maker, existing shareholders and potential shareholders to measure how the Company is performing relative to the assets under management. EBITDA by segment for the respective periods was as follows (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EBITDA by Segment
Forest Resources	$49	$51	$145	$129
Real Estate	20	10	56	39
Other Operations	3	—	2	1
Corporate and other (a)	(6)	76	79	340
EBITDA	$66	$137	$282	$509
(a) Includes EBITDA from the Performance Fibers business of $0 and $86 million for the three months ended September 30, 2014 and 2013, respectively. Performance Fibers EBITDA included within “Corporate and other” was $110 million for the nine months ended September 30, 2014 and $286 million for the nine months ended September 30, 2013.
Third quarter and year-to-date 2014 EBITDA decreased from 2013 primarily due to the spin-off of the Performance Fiber business in second quarter 2014, partially offset by improved results in our Real Estate segment. In addition, EBITDA for the nine months ended September 30, 2013 included a $64 million gain on the sale of Wood Products and a $16 million gain related to the consolidation of the New Zealand JV.

The following tables reconcile Operating Income by segment to EBITDA by segment (millions of dollars):

	Forest Resources	Real Estate	Other Operations	Corporate and Other	Total
Three Months Ended September 30, 2014
Operating Income	$19	$16	$3	$(6)	$32
Add: Depreciation, depletion and amortization	30	4	—	—	34
Add: Costs related to spin-off of Performance Fibers business	—	—	—	—	—
Add: Discontinued operations (a)	—	—	—	—	—
EBITDA	$49	$20	$3	$(6)	$66

Three Months Ended September 30, 2013
Operating Income	$23	$8	$—	$(11)	$20
Add: Depreciation, depletion and amortization	28	2	—	1	31
Add: Discontinued operations (a)	—	—	—	86	86
EBITDA	$51	$10	$—	$76	$137

Nine Months Ended September 30, 2014
Operating Income	$65	$45	$2	$(28)	$84
Add: Depreciation, depletion and amortization	80	11	—	1	92
Add: Costs related to spin-off of Performance Fibers business	—	—	—	(4)	(4)
Add: Discontinued operations (a)	—	—	—	110	110
EBITDA	$145	$56	$2	$79	$282

Nine Months Ended September 30, 2013
Operating Income	$57	$30	$1	$(14)	$74
Add: Depreciation, depletion and amortization	72	9	—	1	82
Add: Discontinued operations (a)	—	—	—	353	353
EBITDA	$129	$39	$1	$340	$509

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
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$281	$334
Capital expenditures (a)	(106)	(122)
Change in committed cash	5	—
Excess tax benefits on stock-based compensation	—	8
Other	4	2
Discontinued operations	(64)	(127)
CAD	120	95
Mandatory debt repayments	—	(32)
Adjusted CAD	$120	$63

Cash used for investing activities	$(152)	$(339)
Cash used for financing activities	$(145)	$(15)

(a)
Capital expenditures exclude strategic capital of $93 million for timberland acquisitions during the nine months ended September 30, 2014. Strategic capital totaled $140 million for the purchase of additional interest in the New Zealand JV and $12 million for timberland acquisitions for the nine months ended September 30, 2013.

In addition to the impact of the mandatory debt repayment in 2013, adjusted CAD increased in the current year primarily due to lower capital expenditures. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
As part of the spin-off of the Performance Fibers business, Rayonier Advanced Materials, while a subsidiary of Rayonier, incurred approximately $950 million of new debt. Rayonier Advanced Materials distributed $906 million from the proceeds of this new debt to the Company prior to the spin-off, including $75 million, which was restricted to shareholder dividend payments. Rayonier used the remainder of the distribution, as well as available cash, to make repayments of $280 million on its unsecured revolving credit facility, $500 million on its term credit agreement, and $112.5 million on its installment note due 2014. During third quarter 2014, we also prepaid $10.5 million of principal on the mortgage notes due 2017, the maximum amount allowable without penalty.
Net repayments of $80 million were made in the first quarter on the revolving credit facility. The revolving credit facility and term credit agreement were amended to reduce the Company’s borrowing capacity and related commitment fees effective third quarter 2014. The revolving credit facility was reduced to $200 million and the term credit agreement was reduced to $100 million. The capacity reduction also resulted in the write-off of $1.7 million of capitalized debt costs. At September 30, 2014, the Company had available borrowings of $198 million under the revolving credit facility and additional draws available of $100 million under the term credit agreement.
During the nine months ended September 30, 2014, the New Zealand JV had net borrowings of $1.3 million on its working capital facility. Additional draws totaling $17 million remain available. There was no activity on its revolving credit facility. In addition, the New Zealand JV paid $1.2 million of its shareholder loan held with the non-controlling interest party. Favorable changes in exchange rates through September 30, 2014 resulted in a $1.5 million and $9.9 million increase to debt on a US dollar basis for the shareholder loan and revolving facility, respectively.
As of June 30, 2014, the 4.50% Senior Exchangeable Notes due 2015 were exchangeable at the option of the holders for the calendar quarter ending September 30, 2014. According to the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. During the nine months ended September 30, 2014, the note holders did not elect to exercise the exchange option. These notes are also exchangeable in the fourth quarter of 2014 based upon the average stock price for the 30 trading days ending September 30, 2014. If the note holders exercise their options prior to December 31, 2014, we intend to repay the principal of the notes using cash on hand or by accessing the revolving credit facility. Any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier. The notes are included in current maturities of long-term debt on the Consolidated Balance Sheets as they are due in September of 2015 and we do not intend to refinance the entirety of the balance on our revolving credit facility.
In connection with our installment note, term credit agreement and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, ratios based on consolidated funded debt compared to consolidated net worth, and ratios of subsidiary debt to consolidated net tangible assets. Covenants must also be met in connection with the New Zealand JV’s credit facility, including ratios of debt to forestry and land valuations and ratios of operating cash flows to financing costs. As of September 30, 2014, we were in compliance with all applicable financial covenants. In addition to these financial covenants, the mortgage note, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others.
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. In July 2014, Standard & Poor’s Ratings Services lowered its ratings on Rayonier, including our corporate credit rating, to “BBB” from “BBB+.”

Off-Balance Sheet Arrangements
See Note 12 — Guarantees for details on the letters of credit, surety bonds and guarantees as of September 30, 2014.

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
The following table aggregates our contractual financial obligations as of September 30, 2014 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2014	2015-2016	2017-2018	Thereafter
Long-term debt (a)	$604	$—	$183	$53	$368
Current maturities of long-term debt (b)	132	1	131	—	—
Interest payments on long-term debt (c)	120	7	47	26	40
Operating leases — timberland	173	3	19	17	134
Operating leases — PP&E, offices	7	1	3	1	2
Purchase obligations — derivatives (d)	7	—	1	2	4
Purchase obligations — other	2	—	1	1	—
Total contractual cash obligations	$1,045	$12	$385	$100	$548

(a)	The book value of our long-term debt is currently recorded at $605.2 million on the Company’s consolidated balance sheet, but upon maturity the liability will be $603.7 million.

(b)	The book value of our current maturities of long-term debt is currently recorded at $130.5 million on the Company’s consolidated balance sheet, but upon maturity the liability will be $132.3 million.

(c)	Projected interest payments for variable rate debt we calculated based on outstanding principal amounts and interest rates as of September 30, 2014.

(d)	Purchase obligations represent payments expected to be made on derivative instruments held in New Zealand. See Note 10 — Derivative Financial Instruments and Hedging Activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of September 30, 2014 we had $15 million of U.S. long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.2 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
As of September 30, 2014, our New Zealand JV had $183 million of long-term variable rate debt. This debt is subject to interest rate risk resulting from changes in the 90 day New Zealand Bank bill rate. However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amount of the outstanding long-term interest rate swap contracts at September 30, 2014 was $148 million, or 81 percent of the variable rate debt. The long-term interest rate swap contracts have maturities extending through January 2020. We also have short-term interest rate swap contracts with a notional amount of $33 million.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our long-term fixed-rate debt at September 30, 2014 was $409 million compared to the $405 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2014 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $23 million.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At September 30, 2014, the New Zealand JV had foreign currency exchange contracts with a notional amount of $25 million and foreign currency option contracts with a notional amount of $71 million outstanding.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were not effective as of September 30, 2014.
On June 27, 2014, the Company spun off its Performance Fibers business to its shareholders as a newly formed publicly traded company named Rayonier Advanced Materials Inc. Following the spin-off, new management conducted a review of the Company’s operations and business strategies and identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in each of the quarterly periods ended March 31, 2014 and June 30, 2014. At the direction of the Company’s Board of Directors, management commenced an internal review into these matters with the assistance of independent counsel, forensic accountants and financial advisers. As a result of the internal review, the Company concluded that it included in merchantable timber inventory, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas, which was incorrect, inconsistent with the Company’s definition of merchantable timber inventory, and a significant change from prior years. As a result, management concluded that the Company understated depletion expense in cost of goods sold (referred to as “Cost of sales” in the Company’s consolidated statements of income and comprehensive income) by approximately $2.0 million in each of the quarterly periods ended March 31, 2014 and June 30, 2014, which resulted in a corresponding overstatement of income from continuing operations of $1.9 million and $2.0 million, respectively, in those periods. Management determined that errors in depletion expense calculated in the years ended December 31, 2013, and 2012 were immaterial and did not require restatement. The cumulative effect of the immaterial errors in depletion expense for these and prior periods are reflected in the Company’s financial statements for the third quarter of 2014 as an out-of-period adjustment. The Company has filed amendments to its Forms 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and restated its interim consolidated financial statements for those periods.
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
In addition, because this material weakness was not adequately remediated as of March 31, 2014, June 30, 2014 or September 30, 2014, the Company’s internal control over financial reporting was ineffective at those dates as well. There were no other changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2014 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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
Prior to the remediation of the material weakness, there is a risk that material misstatements in our interim or annual financial statements may occur. We can give no assurance that the measures we take will remediate the material weakness that we have identified or that additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes management determines to be appropriate.

PART II.    OTHER INFORMATION

Item 1A.	Risk Factors
Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. The information presented below updates the risk factors set forth in Part I, “Item 1A. Risk Factors,” of the Amended Form 10-K.
Business and Operating Risks
There are risks to the Company associated with the recently completed spin-off of our Performance Fibers business.
The Company faces a number of risks related to the spin-off of our Performance Fibers business on June 27, 2014, including the following:

•
Risks of Not Obtaining Benefits from the Spin-Off. After the spin-off, we believe that we will be able to, among other things, better focus our financial and operational resources on, and design and implement corporate strategies and policies targeted toward our specific business, growth profile and strategic priorities, implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics. However, the Company may not achieve some or all of the expected benefits of the spin-off, and the spin-off could lead to disruption of our operations, loss of, or inability to recruit or retain, key personnel needed to operate and grow our business, weakening of our internal standards, controls or procedures and impairment of our key customer relationships. If we fail to achieve some or all of the benefits that we expect to achieve as a standalone company, or do not achieve them in a timely or cost-effective manner, our business, financial condition and results of operations could be materially and adversely affected.

•
Risks Relating to Less Diversification. Our operational and financial profile has changed as a result of the spin-off of the Performance Fibers business. As a result, our diversification of revenue sources has diminished, and it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility. If we are unable to manage that volatility, our business, financial condition and results of operations could be materially and adversely affected.

•
Risks Relating to Benefits of Scale. We may not enjoy all of the benefits of scale that we enjoyed prior to the spin-off of the Performance Fibers business, when all of our businesses were held in one corporate structure. Prior to the spin-off, our businesses shared benefits of scope and scale in costs, human capital and vendor and customer relationships. The loss of these benefits of scale as a consequence of the spin-off could materially and adversely affect each of the Forest Resources and Real Estate business segments, and our financial condition and results of operations.

The markets in which we operate are subject to factors beyond our control.
The end markets for our Forest Resources and Real Estate business segments are influenced by a variety of factors beyond our control. For example, the demand for real estate can be affected by availability of capital, changes in interest rates, availability and terms of financing, local economic conditions, employment rates, new housing starts, population growth and demographics. The level of new residential and commercial construction activity is the primary driver of sawtimber demand. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. Both our Real Estate and Forest Resources business segments have been negatively impacted by the global financial crisis, primarily due to the decline in housing starts, excess supply of existing housing inventory, historically elevated levels of unemployment and the tightening of credit availability for real estate and construction related projects. Although conditions affecting both business segments have begun to improve as the economy continues its gradual recovery, macroeconomic factors impacting our operations are beyond our control and could have a material adverse effect on our business.
The industries in which we operate are highly competitive.
The competitive pressures relating to our Forest Resources segment are primarily driven by quantity of product supply and quality of the timber offered by competitors in the domestic and export markets, each of which may impact pricing. With respect to our Real Estate business, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers.

We are exposed to the cyclicality of the business of certain of our customers, which may adversely affect our business and results of operations.
Some of the industries in which our end-use customers participate, such as the construction and home building industries, the global pulp and paper industries and the real estate industry, are cyclical in nature, exposing us to risks beyond our control. The industries in which these customers participate are highly competitive and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products. The consequences of such costs could include the reduction, delay or cancellation of customer orders, and bankruptcy of customers, suppliers or other creditors. The occurrence of any of these events may adversely affect our business, financial condition and results of operation.
Our business will be adversely affected if we are unable to make acquisitions or access the capital markets to finance our growth.
We have pursued, and intend to continue to pursue, acquisitions of timberland and real estate properties that meet our investment criteria and achieve our strategic goals of growing the size and average quality of our land base. The ability to grow through acquisitions or other investments depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture partnerships. In particular, our future success and growth depend upon our ability to make acquisitions that increase merchantable timber inventory and complement the existing age class structure of our ownership. If we are unable to make acquisitions on acceptable terms or that do not support our strategic goals, our revenues and cash flows may stagnate or decline.
Our ability to acquire additional land or make other acquisitions is dependent in part on our ability to access the capital markets. We cannot be certain that debt financing or the issuance of additional equity will be available or available on acceptable terms. If such financing is not available when needed, or is available only on unfavorable terms, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations. In addition, if we fail to successfully integrate acquisitions into our existing business, our business, financial condition and results of operations could be adversely affected.
Our success depends on our ability to achieve a long-term sustainable yield.
As of September 30, 2014, we owned, leased or managed approximately 2.6 million acres of timberlands in nine states in the U.S. and throughout New Zealand. To maintain or increase our revenues, we must maximize harvest yields while appropriately expanding our working forests through acquisitions and managing our working forests through forecast models that provide for a sustainable yield and timber supply. If we are unable to balance economically sustainable forestry with customer demand in a cost-effective manner, our financial performance and results of operations may be adversely affected.
Our estimates of timber growth rates may be inaccurate, which would impair our ability to realize expected revenues.
We rely upon estimates of timber growth rates and end-product yields when acquiring and managing working forests. These estimates are central to forecasting our anticipated timber revenues and expected cash flows. Growth rates and end-product yield estimates are developed in conjunction with industry research cooperatives and by in-house forest biometricians using measurements of trees in research plots spread across our timberland holdings. The growth equations predict the rate of height and diameter growth of trees so that foresters can estimate the volume of timber that may be present in the tree stand at a given age. Tree growth varies by soil type, geographic area, and climate. Inappropriate application of growth equations in forest management planning may lead to inaccurate estimates of future volumes. If these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be diminished, which may cause our results of operations to be adversely affected.
Weather and other natural conditions may limit our timber harvest and sales.
Weather conditions, timber growth cycles and restrictions on access (for example, due to prolonged wet conditions) and other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters such as wind storms and hurricanes, may limit harvesting of our timberlands. The volume and value of timber that can be harvested from our timberlands may be reduced by any such fire, insect infestation, disease, severe weather, prolonged drought, natural disasters and other causes beyond our control. These and other factors beyond our control could reduce our timber inventory and accordingly, our sustainable yield, thereby adversely affecting our financial results and cash flows. As is typical in the forestry industry, we do not maintain insurance for any loss to our timber, including losses due to fire and these other causes.

A significant portion of the timberland that we own, lease or manage is concentrated in limited geographic areas.
We own, lease or manage approximately 2.6 million acres of timberlands located primarily in the U.S. and New Zealand. Approximately 69 percent of our U.S. timberlands are located in four states: Alabama, Florida, Georgia, and Washington. Accordingly, a substantial decline in the level of production from these forests, or a substantial decline in demand for timber in those regions, could have a material adverse effect on our overall production levels and revenues.
Changes in energy and fuel costs could affect our results of operations and financial condition.
Energy costs are a significant operating expense for our logging and hauling contractors and for the contractors who support the customers of our standing timber. Energy costs can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. Although the price of oil has recently decreased, increases in the price of oil could adversely affect our business, financial condition and results of operations. In addition, an increase in fuel costs, and its impact on the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third party logging and hauling contractors, could have a material adverse effect on the operating costs of our contractors and our standing timber customers as well as in defining economically accessible timber stands. Such factors could in turn have a material adverse effect on our business, financial condition and results of operations, especially our Forest Resources segment.
We depend on third parties for transportation services and increases in the costs and availability of transportation could adversely affect our business.
Our Forest Resources segment depends on transportation services provided by third parties, both domestically and internationally, including by railroad, trucks, or ships. If any of our transportation providers were to fail to deliver timber supply to our customers in a timely manner, or were to damaged timber supply during transport, we may be unable to sell it at full value, or at all. Any significant failure of third-party transportation providers could harm our reputation, negatively affect our customer relationships and adversely affect our business. In addition, increases in transportation rates or fuel costs could adversely affect our financial condition and results of operations.
We are subject to risks associated with doing business outside of the United States.
Although the majority of our customers are in the U.S., a portion of our sales are to end markets outside of the U.S., including China, South Korea, Japan, India and the European Union. The export of our products into international markets results in risks inherent in conducting business pursuant to international laws, regulations and customs. We expect that international sales will continue to contribute to future growth. The risks associated with our business outside the U.S. include:

•	changes in and reinterpretations of the laws, regulations and enforcement priorities of the countries in which our products are sold;

•	responsibility to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•
trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	product damage or losses incurred during shipping;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	economic or political instability, inflation, recessions and interest rate and exchange rate fluctuations; and

•	uncertainties regarding non-U.S. judicial systems, rules and procedures.
These risks could adversely affect our business, financial condition and results of operations.

Our businesses are subject to extensive environmental laws and regulations that may restrict or adversely affect our ability to conduct our business.
Environmental laws and regulations are constantly changing and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, remediate contaminated properties and/or entitle real estate. These laws and regulations may relate to, among other things, the protection of timberlands and endangered species, recreation and aesthetics, protection and restoration of natural resources, wastewater discharges, receiving water quality, timber harvesting practices, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased and the enforcement of these laws and regulations has intensified. Moreover, environmental policies of the current U.S. administration are more restrictive in the aggregate for industry and landowners than those of the previous administration. For example, the U.S. Environmental Protection Agency (“EPA”) has pursued a number of initiatives that, if implemented, could impose additional operational and pollution control obligations on industrial facilities like those of Rayonier’s customers, especially in the area of air emissions and wastewater and stormwater control. In addition, as a result of certain judicial rulings and EPA initiatives, including some that would require timberland operators to obtain permits to conduct certain ordinary course forestry activities, silvicultural practices on our timberlands could be impacted in the future. Environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our business, financial condition and results of operations.
If regulatory and environmental permits are delayed, restricted or rejected, a variety of our operations could be adversely affected. We are required to seek permission from government agencies in the states and countries in which we operate to perform certain activities related to our properties. Any of these agencies could delay review of, or reject, any of our filings. In our Forest Resources segment, any delay associated with a filing could result in a delay or restriction in replanting, thinning, insect control, fire control or harvesting, any of which could have an adverse effect on our operating results. For example, in Washington State, we are required to file a Forest Practice Application for each unit of timberland to be harvested. These applications may be denied, conditioned or restricted by the regulatory agency. Actions by the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results. Delays in obtaining these environmental permits could have an adverse effect on our results of operations.
Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states and countries where we own, lease or manage timberlands. For example, in Washington State, environmental groups and interested individuals may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. These and other challenges could materially delay or prevent operations on our properties. For example, interveners at times may bring legal action in Florida in opposition to entitlement and change of use of timberlands to commercial, industrial or residential use. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans. Any threatened or actual lawsuit could delay harvesting on our timberlands, affect how we operate or limit our ability to modify or invest in our real estate. Among the remedies that could be enforced in a lawsuit is a judgment preventing or restricting harvesting on a portion of our timberlands.
The impact of existing regulatory restrictions on future harvesting activities may be significant. U.S. federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. Restrictions relating to threatened and endangered species apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the restricted area varies depending on the protected species, the time of year and other factors, but can range from less than one acre to several thousand acres. A number of species that naturally live on or near our timberlands, including, among others, the northern spotted owl, marbled murrelet, several species of salmon and trout in the Northwest, and the red cockaded woodpecker, Red Hills salamander and flatwoods salamander in the Southeast, are protected under the Federal Endangered Species Act (the “ESA”) or similar U.S. federal and state laws. A significant number of other species, such as the gopher tortoise and long-eared bat are currently under review for possible protection under the ESA. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if other regulations, such as those that require buffers to protect water bodies, become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.

We formerly owned or operated or may own or acquire timberlands or properties that may require environmental remediation or otherwise be subject to environmental and other liabilities. We owned or operated manufacturing facilities and discontinued operations that we do not currently own, and we may currently own or may acquire timberlands and other properties in the future that are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other existing or potential liabilities. In connection with the spin-off of our Performance Fibers business, and pursuant to the related Separation and Distribution Agreement between us and Rayonier Advanced Materials, Rayonier Advanced Materials has assumed any environmental liability of ours in connection with the manufacturing facilities and discontinued operations related to the Performance Fibers business and has agreed to indemnify and hold us harmless in connection with such environmental liabilities. However, in the event we seek indemnification from Rayonier Advanced Materials, we cannot provide any assurance that a court will enforce our indemnification right if challenged by Rayonier Advanced Materials or that Rayonier Advanced Materials will be able to fund any amounts for indemnification owed to us. In addition, the cost of investigation and remediation of contaminated timberlands and properties that we currently own or acquire in the future could increase operating costs and adversely affect financial results. We could also incur substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), clean-up and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations related to such timberlands or properties.
Entitlement and development of real estate entail a lengthy, uncertain and costly approval process.
Entitlement and development of real estate entail extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require multiple approvals, permits and consents from U.S. federal, state and local governing and regulatory bodies. For example, in Florida, real estate projects must generally comply with the provisions of the Community Planning Act and local land use, zoning and development regulations. In addition, development projects in Florida that exceed certain specified regulatory thresholds (and are not located in a jurisdiction classified as a dense urban land area) require approval of a comprehensive Development of Regional Impact (“DRI”) application. Compliance with these and other regulations and the DRI process is usually lengthy and costly, and significant conditions can be imposed on a developer with respect to a particular project. In addition, development of properties containing delineated wetlands may require one or more permits from the U.S. federal government and/or state and local governmental agencies. Any of these issues can materially affect the cost, timing and economic viability of our real estate projects.
The real estate entitlement process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure the necessary approvals and permits. In the U.S., a significant amount of our development property is located in counties in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, water availability, transportation and other infrastructure, and funding for same, and the requirements of state law, especially in the case of Florida under the Community Planning Act and DRI process. In addition, anti-development groups are active, especially in Florida, in filing litigation to oppose particular entitlement activities and development projects, and in seeking legislation and other anti-development limitations on real estate development activities. We expect this type of anti-development activity to continue in the future.
Issues affecting real estate development also include the availability of potable water for new development projects. For example, the Georgia Legislature enacted the Comprehensive Statewide Watershed Management Planning Act, which, among other things, created a governmental entity called the Georgia Water Council which was charged with preparing a comprehensive water management plan for the state and presenting it to the Georgia Legislature. It is unclear at this time how the plan will affect the cost and timing of real estate development along the southern Georgia coast, where the Company has significant real estate holdings. Concerns about the availability of potable water also exist in certain Florida counties, which could impact growth.
Changes in the laws, or interpretation or enforcement thereof, regarding the use and development of real estate, changes in the political composition of state and local governmental bodies, and the identification of new facts regarding our properties could lead to new or greater costs and delays and liabilities that could materially adversely affect our business, profitability or financial condition.
Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.
A number of factors, including changes in demographics, tightening of credit, high unemployment and a slowing of commercial or residential real estate development, particularly along the Florida and Georgia coasts, could reduce the demand for our properties and negatively affect our results of operations.

In addition, there are inherent uncertainties in the timing of real estate transactions. Delays in the completion of transactions or the termination of potential transactions can be caused by factors beyond our control. These events have in the past and may in the future adversely affect our operating results.
The impacts of climate-related initiatives, at the international, U.S. federal and state levels, remain uncertain at this time.
There continue to be numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. Within the U.S., most of these proposals would regulate and/or tax the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions into the atmosphere, and provide tax and other incentives to produce and use “cleaner” energy.
In late 2009, the EPA issued an “endangerment finding” under the Clean Air Act with respect to certain greenhouse gases, leading to the regulation of carbon dioxide as a pollutant under the Clean Air Act and having significant ramifications for Rayonier and the industry in general. In this regard, the EPA has published various regulations, affecting the operation of existing and new industrial facilities that emit carbon dioxide. As a result of the EPA’s decision to regulate greenhouse gases under the Clean Air Act, states will now have to consider them in permitting new or modified facilities.
Overall, it is reasonably likely that legislative and regulatory activity in this area will in some way affect Rayonier and the U.S. customers of our Forestry Resources segment, but it is unclear at this time what the nature of the impact will be. We continue to monitor political and regulatory developments in this area, but their overall impact on Rayonier, from a cost, benefit and financial performance standpoint remains uncertain at this time. In addition, the EPA has yet to finalize the treatment of biomass under greenhouse gas regulatory schemes leaving Rayonier’s biomass customers in a position of uncertainty.
Investment returns on pension assets may be lower than expected or interest rates may decline, requiring us to make significant additional cash contributions to our benefit plans.
We sponsor defined benefit pension plans, which cover a portion of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of these benefit plans. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, we cannot provide any assurance that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition.
See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates in our Amended Form 10-K for additional information about these plans, including funding status.
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
Actions by our venture partners may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement or may lead to other adverse consequences.
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
One of the factors that may influence the price of our common shares is our annual dividend yield as compared to yields on other financial instruments. Thus, an increase in market interest rates will result in higher yields on other financial instruments, which could adversely affect relative attractiveness of an investment in the Company and, accordingly, the price of our common shares.
We have identified a material weakness in our internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, and our failure to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As more fully disclosed in Part I, Item 4, “Controls and Procedures,” subsequent to the filing of the Initial Form 10-K and in connection with the restatement discussed elsewhere in this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, management conducted a reevaluation of the effectiveness of our internal control over financial reporting. After extensive consultation with E&Y and Rayonier’s forensic accountants, management has now concluded that we did not maintain effective control, as of December 31, 2013, over the accounting for depletion expense. Accordingly, our internal control over financial reporting was ineffective at December 31, 2013 based on the aggregation of these deficiencies. E&Y has reached the same conclusion. We have now concluded that certain material weaknesses existed in our internal control over financial reporting as of December 31, 2013. In addition, because this material weakness was not adequately remediated as of March 31, 2014, June 30, 2014 or September 30, 2014, the Company's internal control over financial reporting was ineffective at those dates as well.
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
The restatement of our unaudited condensed financial statements may result in litigation or U.S. government enforcement actions, any of which would likely harm our business, prospects, financial condition and results of operations.
In connection with the internal review conducted by management at the direction of the Board of Directors, the Company concluded that we understated our depletion expense in cost of goods sold (referred to as “Cost of sales” in our consolidated statements of income), which resulted in an overstatement of income from continuing operations in the three-month periods ended March 31, 2014 and June 30, 2014. The understatement of depletion expense in 2014 was a result of including as part of merchantable timber inventory, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas. The inclusion of this timber was incorrect, inconsistent with our historical definition of merchantable timber inventory, and a significant change from prior years. As a result, management determined that there was a material weakness in the Company’s internal controls related to the merchantable timber inventory, as discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q. We have filed amendments to our Forms 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and restated our interim consolidated financial statements for those periods. The restatement of our unaudited condensed financial statements may expose us to risks associated with litigation, regulatory proceedings and U.S. government enforcement actions. In addition, we may be subject to securities class action litigation, which has often been brought against companies that have been unable to provide current public information or that have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management's attention and resources, and harm our business, prospects, results of operation and financial condition.

Failure to maintain our credit ratings could adversely affect our business, competitive position and access to capital markets.
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. Our credit ratings depend on the evaluations of major debt rating agencies, which are based on a number of factors, including financial strength, transparency with rating agencies and timeliness of financial reporting. In July 2014, Standard & Poor’s Ratings Services lowered our credit ratings, including our corporate credit rating, to “BBB” from “BBB+.” As of September 30, 2014, our credit ratings from Standard and Poor’s Ratings Service (S&P) and Moody’s Investors Service (Moody’s) were BBB and Baa2, respectively. We cannot assure that we will be able to maintain our credit ratings and failure to do so could adversely affect our business, liquidity, competitive position and access to capital markets.
We have a substantial amount of debt and may be able to incur substantially more debt.
As of September 30, 2014, we had approximately $736 million of debt outstanding. The payment schedule of our long-term debt obligations is disclosed elsewhere in this Form 10-Q. We expect that existing cash, cash equivalents, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. In this regard, the terms of bank credit facilities and indentures may allow us to incur additional debt. If new debt is added to our current debt levels, the risks that we could face with respect to its substantial indebtedness would be magnified. In addition, the failure to generate sufficient cash as our debt becomes due, or to renew bank credit facilities prior to their expiration, may adversely affect our business, financial condition, operating results and cash flow.
Our bank credit facilities impose certain operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.
The agreements that govern the terms of our existing debt, including our bank credit facilities, impose certain operating and financial restrictions on us. As a result of these covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately and proceed against any collateral securing that indebtedness. Furthermore, there are limitations on our ability to borrow the full amount of commitments under our bank credit agreements, including certain financial and other covenants. A breach of these financial covenants or with any other covenants in these bank credit facilities, could result in a default, which could impact our ability to incur additional debt or renew credit lines prior to their expiration, which may adversely affect our business, financial condition, operating results and cash flow.
REIT and Tax-Related Risks
If we fail to remain qualified as a REIT, we will have reduced funds available for distribution to our shareholders because our REIT income will be subject to taxation.
We intend to continue to operate in accordance with REIT requirements pursuant to the Internal Revenue Code of 1986, as amended (the “Code”), and related U.S. Treasury regulations and administrative guidance. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, which are subject to change, perhaps retroactively, and which are not within our control. We cannot assure that we will remain qualified as a REIT or that new legislation, U.S. Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT or the U.S. federal income tax consequences of such qualification.
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
If in any taxable year we fail to qualify as a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income and we will be subject to U.S. federal income tax on our taxable income. In addition, we will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain provisions of the Code. As a result, our net income and the cash available for distribution to our shareholders could be reduced for up to five years or longer.
As of June 30, 2014, Rayonier is in compliance with the asset tests described above. A failure to comply with the asset tests ultimately could cause us to fail to qualify as a REIT and to lose the associated benefits of REIT status, which could have a material adverse effect on our financial condition.
If we fail to remain qualified as a REIT, we may need to borrow funds or liquidate some investments or assets to pay any resulting additional tax liability. Accordingly, cash available for distribution to our shareholders would be reduced.
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
As a REIT, we will be subject to a 100 percent tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales of logs, and dealer sales of timberlands or other real estate, constitute prohibited transactions.
We intend to avoid the 100 percent prohibited transactions tax by conducting activities that would otherwise be prohibited transactions through one or more taxable REIT subsidiaries. We may not, however, always be able to identify timberland properties that become part of our “dealer” real estate sales business. Therefore, if we sell timberlands which we incorrectly identify as property not held for sale to customers in the ordinary course of business or which subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100 percent prohibited transactions tax.
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
Our Board of Directors, in its sole discretion, determines the amount of quarterly dividends to be paid to our shareholders based on consideration of a number of factors. These factors include, but are not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands, including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	2,250	$35.24	—	3,828,927
August 1 to August 31	—	—	—	3,828,927
September 1 to September 30	—	—	—	3,828,927
Total	2,250		—	3,828,927

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted shares under the Rayonier Incentive Stock Plan.
See Item 5 — Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Amended Form 10-K for additional information regarding our Common Share repurchase program.

Item 6.    Exhibits

10.1	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Filed herewith
10.2	Amendment to Trust Agreement for the Rayonier Inc. Executive Severance Plan*	Filed herewith
10.3	Trust Agreement for the Rayonier Inc. Executive Severance Pay Plan*	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013; (ii) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iii) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements
Filed herewith
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