Form 10-K
period 2014-12-31
RAYONIER INC
filed 2015-03-02
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
YES ☐        NO  ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2014 was $4,494,036,477 based on the closing sale price as reported on the New York Stock Exchange.

As of February 20, 2015, there were outstanding 126,799,090 Common Shares of the registrant.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2015 annual meeting of the shareholders of the registrant scheduled to be held May 14, 2015, are incorporated by reference in Part III hereof.

i

INDEX TO FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	F- 1
Reports of Independent Registered Public Accounting Firms	F- 2
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2014	F- 4
Consolidated Balance Sheets as of December 31, 2014 and 2013	F- 5
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2014	F- 6
Notes to Consolidated Financial Statements	F- 8

INDEX TO FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts	F- 72
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F- 73
Exhibit Index

ii

PART I
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this Report.

Note About Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including Rayonier’s earnings guidance, if any, business and market conditions, outlook, expected dividend rate, Rayonier’s realigned business strategy, including expected harvest schedules, timberland acquisitions and sales of non-strategic timberlands, the anticipated benefits of Rayonier’s realigned business strategy, and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in this Annual Report on Form 10-K, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any further disclosures the Company makes on related subjects in our subsequent Forms 10-K, Forms 10-Q and Forms 8-K, any amendments thereto, and other reports filed with the SEC.

Item 1.	BUSINESS
General
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive timber growing regions in the U.S. and New Zealand. The focus of our business is to invest in timberlands and to actively manage such assets to provide current income and attractive long-term returns to our shareholders. As of December 31, 2014, we owned, leased or managed approximately 2.7 million acres of timberlands located in the U.S. South (1.9 million acres), U.S. Pacific Northwest (372,000 acres) and New Zealand (451,000 gross acres, or 309,000 net plantable acres). In addition, we engage in the trading of logs from New Zealand and Australia to Pacific Rim markets, primarily to support our New Zealand export operations. We have an added focus to optimize the value of our land portfolio by pursuing higher and better use (“HBU”) land sales opportunities.
We originated as the Rainier Pulp & Paper Company founded in Shelton, Washington in 1926. On June 27, 2014, Rayonier completed the tax-free spin-off of its Performance Fibers manufacturing business from its timberland and real estate operations, thereby becoming a “pure-play” timberland REIT.
Under our REIT structure, we are generally not required to pay U.S. federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. As of December 31, 2014 and as of the date of the filing of this Annual Report on Form 10-K, we believe the Company is in compliance with all REIT tests.
Our U.S. and New Zealand timber operations are primarily conducted by our wholly-owned and majority-owned REIT subsidiaries, respectively. Our non-REIT qualifying operations, which are subject to corporate-level tax, are held by various taxable REIT subsidiaries. These operations include our log trading business and certain real estate activities, such as the sale and entitlement of development HBU properties.
Our shares are publicly traded on the NYSE under the symbol RYN. We are a North Carolina corporation with executive offices located at 225 Water Street, Jacksonville, Florida 32202. Our telephone number is (904) 357-9100.
For information on sales and operating income by reportable segment and geographic region, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 — Segment and Geographical Information.

Our Competitive Strengths
We believe that we distinguish ourselves from other timberland owners and managers through the following competitive strengths:

•
Leading Pure-Play Timberland REIT. We are differentiated from other publicly-traded timberland REITs in that we are invested exclusively in timberlands and do not own any pulp, paper or wood products manufacturing assets. We are the largest publicly-traded “pure-play” timberland REIT, which provides our investors with a focused, large-scale timberland investment alternative without taking on the risks inherent in direct ownership of forest products manufacturing assets.

•
Located in Premier Growing Regions with Access to Strong Markets. Our geographically diverse timberland holdings are strategically located in core softwood producing regions, including the U.S. South, U.S. Pacific Northwest and New Zealand. Our most significant timberland holdings are strategically located in the U.S. South, in close proximity to a variety of established pulp, paper and wood products manufacturing facilities, which provide a steady source of competitive demand for both pulpwood and higher-value sawtimber products. Our Pacific Northwest and New Zealand timberlands benefit from strong domestic sawmilling markets and are strategically positioned near ports to capitalize on export markets serving the Pacific Rim.

•
Sophisticated Log Marketing Capabilities Serving Various Pacific Rim Markets. We conduct a log trading operation based in New Zealand that serves timberland owners in New Zealand and Australia, providing access to key export markets in China, South Korea and India. This operation provides us with superior market intelligence and economies of scale, both of which add value to our New Zealand timber portfolio. It also contributes to the Company’s earnings and cash flows, with minimal investment.

•
Attractive Land Portfolio with High HBU Potential. We own approximately 200,000 acres of timberlands located in the vicinity of Interstate 95 primarily north of Daytona Beach, FL and south of Savannah, GA, of which approximately 39,000 acres currently have land-use entitlements and are well positioned to capture higher sales values per acre as real estate markets strengthen. These properties provide us with opportunities to selectively add value to our portfolio through additional land-use entitlements and infrastructure improvements, which we believe will allow us to periodically sell parcels of such land at favorable valuations relative to timberland values through one of our taxable REIT subsidiaries.

•
Dedicated HBU Platform with Established Track Record. We have a dedicated HBU platform led by an experienced team with an established track record of selling rural and development HBU properties throughout our U.S. South holdings at strong premiums to timberland values. We maintain a detailed land classification analysis of our portfolio, which allows us to identify the highest-value use of our lands and then capitalize on identified HBU opportunities through strategies uniquely tailored to maximize value, including selectively pursuing land-use entitlements and infrastructure improvements.

•
Advantageous Structure and Capitalization. Under our REIT structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities, which allows us to optimize the value of our portfolio in a tax efficient manner. We also maintain a strong credit profile and have an investment grade debt rating. As of December 31, 2014, our net debt to enterprise value was 14%. We believe that our advantageous REIT structure and conservative capitalization provide us with a competitive cost of capital and significant financial flexibility to pursue growth initiatives relative to other owners, managers and buyers of timberlands.

Our Strategy
Our business strategy consists of the following key elements:

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

•
Apply Advanced Silviculture to Increase the Productivity of our Timberlands. We use our forestry expertise and disciplined financial approach to determine the appropriate silviculture programs and investments to maximize returns. This includes re-planting a significant portion of our harvested acres with improved seedlings we have developed through many years of research and cultivation. Over time, we expect these improved seedlings will result in higher volumes per acre and a higher value product mix.

•
Increase the Size and Quality of our Timberland Holdings through Acquisitions. We intend to selectively pursue timberland acquisition opportunities that improve the average productivity of our timberland holdings and support cash flow generation from our annual harvesting activities. We expect there will be an ample supply of attractive timberlands available for sale as a result of anticipated sales from a number of Timberland Investment Management Organizations (“TIMOs”). This acquisition strategy requires a disciplined approach and rigorous adherence to strategic and financial metrics. Generally, we expect to focus our acquisition efforts on the most commercially desirable timber-producing regions of the U.S. South and U.S. Pacific Northwest, particularly on timberlands with an age class profile that complements the age class profile of our existing timberland holdings. We acquired 62,000 acres of timberland in 2014, 17,000 acres in 2013, and 88,000 acres in 2012.

•
Optimize our Portfolio Value. We continuously assess potential alternative uses of our timberlands, as some of our properties may become more valuable for development, residential, recreation or other purposes. We intend to capitalize on the value of our portfolio by opportunistically monetizing such HBU properties. While the majority of our HBU sales involve rural and recreational land, we also selectively pursue various land-use entitlements on certain properties for residential, commercial and industrial development in order to enhance the long-term value potential of such properties. For selected development properties, we also invest in infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties. We generally expect that sales of HBU property (i.e., rural HBU and development HBU) will comprise approximately 1% of our Southern timberland holdings on an annual basis.

•
Focus on Timberland Operations to Support Cash Flow Generation. As described above, we rely primarily on annual harvesting activities and ongoing sales of rural and development HBU to generate cash flow from our timberland holdings. However, we also periodically generate income and cash flow from the sale of non-strategic (i.e., non-HBU) timberlands, in particular as we seek to optimize our portfolio by disposing of less desirable properties. Our strategy is to limit reliance on planned sales of non-HBU timberlands to augment cash flow generation and instead rely primarily on supporting cash flow from the operation, rather than sale, of our timberlands. We believe this strategy will support the sustainability of our harvesting activities over the long term.

•
Promote Best-in-Class Disclosure and Responsible Stewardship. We intend to be an industry leader in transparent disclosure, particularly relating to our timberland holdings, harvest schedules, inventory and age-class profiles. In addition, we are committed to responsible stewardship and environmentally and economically sustainable forestry. We believe our continued commitment to transparency and the stewardship of our assets and capital will allow us to maintain our timberlands’ productivity, more effectively attract and deploy capital and enhance our reputation as a preferred timber supplier.

Segment Information
We previously reported our financial results in three segments — Forest Resources, Real Estate and Other Operations. Effective with the fourth quarter of 2014, the Company realigned its segment reporting into five segments to reflect the way management now assesses the performance of the Company's business units. As part of this realignment, the previously reported Forest Resources segment has been disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. These three segments reflect all activities related to the harvesting of timber and other value-added activities, such as recreational leases, within each respective geography. The New Zealand Timber segment also reflects any land sales that occur within our New Zealand portfolio. Our Real Estate segment continues to reflect all U.S. land sales; however, within our Real Estate segment we have realigned our sales categories. In particular, conservation sales previously reported as Rural are now reported within the Non-Strategic / Timberlands sales category, while Development sales are now reported as Development Improved and Development Unimproved. Our final segment, Trading, reflects the log trading activities conducted by our New Zealand JV, which were previously reported in Other Operations. All prior period amounts previously reported have been reclassified to reflect the realigned segments.
Discussion of Timber Inventory and Sustainable Yield
We define gross timber inventory as an estimate of all standing timber volume beyond the specified age at which we commence calculating our timber inventory for inclusion in our inventory tracking systems. The age at which we commence calculating our timber inventory is 10 years for our Southern timberlands, 20 years for our Pacific Northwest timberlands, and 20 years for our New Zealand timberlands. Our estimate of gross timber inventory is based on an inventory system that involves periodic statistical sampling and growth modeling. Periodic adjustments are made on the basis of growth estimates, harvest information, and environmental and operational restrictions. Gross timber inventory includes certain timber that we do not deem to be of a merchantable age as well as certain timber located in restricted, environmentally sensitive or economically inaccessible areas.

We define merchantable timber inventory as an estimate of timber volume beyond a specified age that approximates such timber’s earliest economically harvestable age. Our estimate includes certain timber located in restricted or environmentally sensitive areas based on an estimate of lawfully recoverable volumes from such areas. The estimate does not include volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. The merchantable age (i.e., the age at which timber moves from pre-merchantable to merchantable) is 15 years for our Southern timberlands, with the exception of Oklahoma which is 17 years, 35 years for our Pacific Northwest timberlands, and 20 years for radiata pine in our New Zealand timberlands. Our estimated merchantable timber inventory changes over time as timber is harvested, as pre-merchantable timber converts to merchantable timber, as existing merchantable timber inventory grows, and as we periodically update our statistical sampling and growth and yield models. We estimate our merchantable timber inventory annually for purposes of calculating a per unit depletion rate.
Timber inventory is generally measured and expressed in short green tons (SGT) in our Southern Timberlands, in thousand board feet (MBF) or million board feet (MMBF) in our Pacific Northwest Timberlands, and in cubic meters (m3) in our New Zealand Timberlands. For conversion purposes, one MBF and one m3 is equal to approximately 8.0 and 1.13 short green tons, respectively. For comparison purposes, we provide inventory estimates for our Pacific Northwest and New Zealand timberlands in MBF and cubic meters, respectively, as well as in short green tons.
The following table sets forth the estimated volumes of merchantable timber inventory by location in short green tons as of September 30, 2014 for the South and Pacific Northwest and as of December 31, 2014 for New Zealand:

(in thousands of short green tons)
Location	Merchantable Inventory (a)%
South	64,241	75
Pacific Northwest	6,323	7
New Zealand	15,123	18
	85,687	100

(a)	Depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2014 for all regions.
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
We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program, a comprehensive system of environmental principles, objectives and performance measures that combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that is designed to optimize site preparation, tree species selection, competition control, fertilization, timing of thinning and final harvest. We also have a genetic seedling improvement program to enhance the productivity and quality of our timberlands and overall forest health. In addition, non-timber income opportunities associated with our timberlands such as recreational leases, as well as considerations for the future higher and better uses of the land, are integral parts of our site-specific management philosophy. All these activities are designed to maximize value while complying with SFI requirements.
The timberland holdings of the Matariki Forestry Group, a joint venture (“New Zealand JV”) are certified under the Forest Stewardship Certification® (“FSC”) program. FSC provides an internationally recognized standard for responsible forest management.

Southern Timber
As of December 31, 2014, our Southern timberlands acreage consisted of approximately 1.9 million acres (including approximately 273,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of a variety of hardwood species. In the Southern region, rotation ages range from 21 to 28 years for pine plantations and from 35 to 60 years for natural hardwood stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands was 82 million tons and 64 million tons, respectively, as of September 30, 2014. We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 5.4 to 5.7 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2015 to 2019) will be at or near the lower end of this range. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield.
In 2014, we acquired approximately 62,000 acres of U.S. timberlands located almost exclusively in the South. For additional information, see Note 8 — Timberland Acquisitions.
The following table provides a breakdown of our Southern timberlands acreage and timber inventory by product as of September 30, 2014 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in thousands of SGT)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years	228	—	—	—	—	—
5 to 9 years	244	—	—	—	—	—
10 to 14 years	269	8,707	999	50	1	9,757
15 to 19 years	249	12,193	5,614	74	2	17,883
20 to 24 years	134	5,259	5,625	82	3	10,969
25 to 29 years	64	1,978	4,076	92	4	6,150
30 + years	27	730	1,925	74	8	2,737
Total Pine Plantation	1,215	28,867	18,239	372	18	47,496
Natural Pine (Plantable) (a)	71	899	1,963	1,519	301	4,682
Natural Mixed Pine/Hardwood (b)	544	4,200	6,631	15,359	4,065	30,255
Forested Acres and Gross Inventory	1,830	33,966	26,833	17,250	4,384	82,433
Plus: Non-Forested Acres (c)	71
Gross Acres	1,901
Less: Pre-Merchantable Age Class Inventory (d)						(10,165)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(8,027)
Merchantable Timber Inventory						64,241

(a)	Consists of natural stands that are convertible to pine plantation once harvested.

(b)	Consists of all non-plantable natural stands, including those that are in environmentally sensitive or economically inaccessible areas.

(c)	Includes roads, rights of way and all other non-forested areas.

(d)	Includes inventory that is less than 15 years old or less than 17 years old in Oklahoma.

Pacific Northwest Timber
As of December 31, 2014, our Pacific Northwest timberlands consisted of approximately 372,000 acres located in the state of Washington, of which approximately 286,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as into exports markets primarily serving the Pacific Rim.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands was 2,005 MMBF and 791 MMBF, respectively, as of September 30, 2014.We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 160 MMBF (or 1.3 million tons) annually. However, due to historical harvesting in excess of our sustainable yield in this region, we anticipate reducing the harvest level in our Pacific Northwest timberlands to 125 MMBF (or 1.0 million tons) by 2017 and maintaining that level for approximately five to ten years thereafter in order to allow for inventory replenishment and age class smoothing. We expect to gradually reach our long-term sustainable yield of 160 MMBF (or 1.3 million tons) during the course of the next full rotation cycle. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2015 to 2019) will be approximately 140 MMBF (or 1.1 million tons). For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield.
The following table provides a breakdown of our Pacific Northwest timberlands acreage and timber inventory by product and age class as of September 30, 2014 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in MBF)
Age Class	Acres (000’s)	Softwood Pulpwood (a)	Softwood Sawtimber (a)	Total
Commercial Forest
0 to 4 years	44	—	—	—
5 to 9 years	52	—	—	—
10 to 14 years	32	—	—	—
15 to 19 years	20	—	—	—
20 to 24 years	28	34,974	96,611	131,585
25 to 29 years	43	61,521	375,052	436,573
30 to 34 years	29	54,272	398,964	453,236
35 to 39 years	17	33,433	289,245	322,678
40 to 44 years	7	15,740	145,454	161,194
45 to 49 years	2	5,524	51,583	57,107
50+ years	7	18,908	200,483	219,391
Total Commercial Forest	281	224,372	1,557,392	1,781,764
Non-Commercial Forest (b)	5	3,830	42,089	45,919
Productive Forested Acres	286
Restricted Forest (c)	27	15,029	162,048	177,077
Total Forested Acres and Gross Inventory	313	243,231	1,761,529	2,004,760
Plus: Non-Forested Acres (d)	59
Gross Acres	372
Less: Pre-Merchantable Age Class Inventory (e)				(1,022,433)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas				(190,919)
Merchantable Timber Inventory (MBF)				791,408
Conversion factor for MBF to SGT				7.99
Merchantable Timber Inventory (SGT)				6,323,350

(a)	Includes a negligible amount of red alder hardwood.

(b)	Includes non-commercial forests with limited productivity.

(c)	Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.

(d)	Includes core riparian management zones, roads, rights of way, and all other non-forested areas.

(e)	Includes commercial forest and non-commercial forest inventory that is less than 35 years old.

New Zealand Timber
As of December 31, 2014, our New Zealand timberlands consisted of approximately 451,000 acres (including approximately 266,000 acres of leased lands), of which approximately 309,000 acres (including approximately 174,000 acres of leased lands) were designated as productive or plantation acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. The leased acres are generally leased through long-term arrangements including Crown Forest Licenses (“CFLs”), forestry rights and other leases. Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited (“RNZ”) serves as the manager of the New Zealand JV timberlands. Our New Zealand timberlands serve a domestic sawmilling market and also export logs to Pacific Rim markets. For additional information, see Note 4 — Joint Venture Investment.
In April 2013, we acquired an additional 39 percent interest in the New Zealand JV, bringing our total ownership to 65 percent. As a result, the New Zealand JV’s results of operations have been consolidated and comprise the New Zealand Timber segment. The minority owner’s interest in the New Zealand JV and its earnings are reported as noncontrolling interest in our financial statements.
We estimate that the gross timber inventory and merchantable timber inventory of our New Zealand timberlands was 13.4 million cubic meters as of December 31, 2014. We estimate that the sustainable yield of our New Zealand timberlands is approximately 2 million cubic meters (or 2.3 million tons) annually. We expect that the average annual harvest volume of our New Zealand timberlands over the next five years (2015 to 2019) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield.
The following table provides a breakdown of our New Zealand timberlands acreage and merchantable timber inventory by age class estimated as of December 31, 2014 (inventory volumes at December 31 are used to calculate a depletion rate for the upcoming year):

(volumes in M m3)
Age Class	Acres (000’s)	Pulpwood	Sawtimber	Total
Radiata Pine
0 to 4 years	61	—	—	—
5 to 9 years	44	—	—	—
10 to 14 years	53	—	—	—
15 to 19 years	52	—	—	—
20 to 24 years	31	1,326	4,198	5,524
25 to 29 years	21	1,274	3,023	4,297
30 + years	6	400	861	1,261
Total Radiata Pine	268	3,000	8,082	11,082
Other (a)	41	1,204	1,097	2,301
Forested Acres and Merchantable Timber Inventory	309	4,204	9,179	13,383
Conversion factor for m3 to SGT				1.13
Total Merchantable Timber (thousands of SGT)				15,123
Plus: Non-Productive Acres (b)	142
Gross Acres	451

(a)	Includes primarily Douglas-fir age 30 and over.

(b)	Includes natural forest and other non-planted acres.

Real Estate
All of our U.S. land sales, including HBU and non-HBU, are reported in our Real Estate segment. Beginning in the fourth quarter of 2014, we realigned our Real Estate sales categories to include four types of property sales: Unimproved Development, Improved Development, Rural and Non-Strategic / Timberlands. Sales categories for 2014 and for prior periods presented have been reclassified to conform to these new category definitions.
The Improved Development category comprises properties sold for development for which Rayonier, through a taxable REIT subsidiary, has invested in site improvements such as infrastructure, roadways, utilities, amenities and/or other improvements designed to enhance marketability and create parcels, pads and/or lots for sale. The Unimproved Development category comprises properties sold for development, which Rayonier has not invested in site improvements such as infrastructure.
The Rural category comprises properties sold in rural markets to buyers interested in the property for rural residential or recreational use. Previously, Rural included sales of properties for conservation purposes; however, under the new sales category definitions, conservation sales are now included with Non-Strategic / Timberland sales.
The Non-Strategic / Timberland category includes: 1) sales of non-core timberlands that do not meet our strategic criteria, 2) sales of core timberlands for which we obtain attractive values, and 3) sales of properties to conservation interests that wish to preserve the land for habitat, public recreation, natural growth, buffer zones or other environmental purposes.
We maintain a detailed land classification analysis for all of our timberland and HBU acres. The vast majority of our HBU properties are managed as timberland and generate cash flow from timber operations prior to their sale or, in the case of Improved Development properties, prior to improvement.
Trading
Our Trading segment reflects log trading activities in New Zealand and Australia conducted by our New Zealand JV. Our Trading segment complements the New Zealand Timber segment by providing added market intelligence, increasing the scale of export operations and achieving cost savings that directly benefit the New Zealand Timber segment.
Trading activities are broadly categorized as either managed export services or procured logs. For managed export services, the New Zealand JV does not take title to the log cargo but arranges sales, shipping and export documentation services for other forest owners for an agreed commission. For procured logs, the New Zealand JV buys logs directly from other forest owners at New Zealand ports and exports them in its own name. Income from this business is generated by achieving a sales margin over the purchase price of the procured logs. The Trading segment generally utilizes a managed export service arrangement for logs sourced from third parties outside of New Zealand, and generally utilizes a procured log arrangement for logs sourced from third parties within New Zealand. For managed export services, Trading segment revenues reflect only the commission earned on the sale. For procured logs sales, Trading segment revenues reflect the full sales price of the logs.
In 2014, Trading volume was approximately 1.7 million cubic meters of logs. Approximately 1.0 million cubic meters of logs were sourced from outside New Zealand, primarily Australia, of which over 98 percent were undertaken through managed export service arrangements. Approximately 0.7 million cubic meters of logs were purchased directly from third parties in New Zealand through procured log arrangements, with 54 percent purchased from two key suppliers. Approximately 61 percent of third-party purchases in New Zealand were purchased at spot prices, with the New Zealand JV thereby assuming some price risk on subsequent resale. The remaining 39 percent were purchased on a fixed margin basis, with the New Zealand JV thereby earning a spread on the resale price irrespective of subsequent price fluctuations. The New Zealand JV generally seeks to mitigate its risk of loss on procured logs by securing export orders prior to or concurrent with its spot purchases of logs.
Discontinued Operations and Dispositions
In June 2014, we completed the tax-free spin-off of our Performance Fibers business. The spin-off resulted in two independent, publicly-traded companies, with the Performance Fibers business being spun off to Rayonier shareholders as a newly formed public company named Rayonier Advanced Materials Inc. ("Rayonier Advanced Materials"). On June 27, 2014, the shareholders of record received one share of Rayonier Advanced Materials common stock for every three common shares of Rayonier held as of the close of business on the record date of June 18, 2014. In March 2013, the Company sold its Wood Products business to International Forest Products Limited for $80 million plus a working capital adjustment. Accordingly, the operating results of the Performance Fibers and Wood Products business segments are reported as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for all periods presented. Certain administrative and general costs historically allocated to the businesses that remained with Rayonier are reported in continuing operations.

The December 31, 2014 Consolidated Balance Sheet reports only continuing operations and reflects the contribution of approximately $1.2 billion of assets and corresponding liabilities and equity to Rayonier Advanced Materials in connection with the spin-off of the Performance Fibers business. The December 31, 2013 Consolidated Balance Sheet includes the Performance Fibers business.
The Consolidated Statements of Cash Flows for 2014, 2013 and 2012 have not been restated to exclude Performance Fibers and Wood Products cash flows. Cash flows for the year ended December 31, 2014 also reflect transactions related to the Performance Fibers spin-off, including borrowings to arrange the capital structure prior to the separation, proceeds received upon the spin-off and the use of proceeds to pay down debt and pay a special dividend.
See Note 3 — Discontinued Operations for additional information regarding the spin-off of the Performance Fibers business and sale of the Wood Products business.
The December 31, 2013 Consolidated Balance Sheet includes environmental liabilities relating to prior dispositions and discontinued operations, including a former dissolving pulp mill site, former wood treating sites and other miscellaneous environmentally-impacted sites. In connection with the spin-off of the Performance Fibers business, all prior dispositions and discontinued operations were contributed to Rayonier Advanced Materials. As part of the separation agreement, Rayonier has been indemnified, released and discharged from any liability related to these sites. See Note 17 — Liabilities for Dispositions and Discontinued Operations for additional information.
Foreign Sales and Operations
Sales from non-U.S. operations originate from our New Zealand Timber and Trading operations and comprised approximately 47 percent of consolidated 2014 sales. See Note 5 — Segment and Geographical Information for additional information.
Competition
Timber
Timber markets in our Southern and Pacific Northwest regions are relatively fragmented. In the Southern region, we compete with Plum Creek Timber Company, Weyerhaeuser Company and TIMOs such as Hancock Timber Resource Group, Resource Management Service, Forest Investment Associates and Campbell Global, as well as numerous other large and small privately held timber companies. In the Pacific Northwest region, we compete with Weyerhaeuser Company, Hancock Timber Resource Group, Green Diamond Resource Company, Campbell Global, Port Blakely Tree Farms, Pope Resources, the State of Washington Department of Natural Resources and the Bureau of Indian Affairs. Other competition in the Pacific Northwest region consists of log imports from Canada. In all markets, price is the principal method of competition.
In New Zealand, there are four major private timberland owners — Hancock Natural Resources Group, Kaingaroa Timberlands, Matariki Forests (our New Zealand JV) and Ernslaw One. These owners account for approximately 39 percent of New Zealand planted forests. The New Zealand JV competes with these and other smaller New Zealand timber companies for supply into New Zealand domestic and export markets, predominantly China, South Korea and India. Logs supplied into Asian markets compete with export supply from both Russia and North America.
Real Estate
In our Real Estate business, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers.
Trading
Our log trading operations are based out of New Zealand and performed by our New Zealand JV. The New Zealand market remains very competitive with over 20 entities competing for export log supply at different ports across the country. We are one of the larger log trading companies in the region with access to multiple export ports and a range of different export markets.
Customers
On a post-spin basis, no individual customer (or group of customers under common control) represented 10 percent or more of 2014 consolidated sales. As such, there is not a risk that the loss of one customer would have a material adverse effect on our results of operations.

Seasonality
Our Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading segments’ results are normally not impacted by seasonal changes. However, particularly wet weather in areas of our Southern Timber operations can hinder access for harvesting, thereby temporarily reducing supply in the affected areas and generally strengthening prices. Conversely, extended dry weather in an area tends to suppress prices as timber is more accessible for harvesting.
Environmental Matters
See Item 1A — Risk Factors and Note 17 — Liabilities for Dispositions and Discontinued Operations.
Research and Development
The research and development activities of our timber operations include genetic seedling improvement, growth and yield modeling, and applied silvicultural programs to identify management practices that will improve financial returns from our timberlands. We also contribute to research cooperatives that undertake forestry research and development.
Employee Relations
We currently employ approximately 320 people, of which approximately 240 are in the United States. We believe relations with our employees are satisfactory.
Availability of Reports and Other Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 14 of the Securities Exchange Act of 1934 are made available to the public free of charge in the Investor Relations section of our website www.rayonier.com, shortly after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our corporate governance guidelines and charters of all committees of our board of directors are also available on our website. The information on the Company’s website is not incorporated by reference into this annual report on Form 10-K.

Item 1A.	Risk Factors
Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.
We are exposed to the cyclicality of the markets in which we operate and other factors beyond our control, which could adversely affect our results of operations.
Some of the industries in which our end-use customers participate, such as the construction and home building industries, the global pulp and paper industries and the real estate industry, are cyclical in nature, exposing us to risks beyond our control, including general macroeconomic conditions, both in the U.S. and globally, as well as local economic conditions.
In our Timber segments, the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, is the primary driver of sawtimber demand. In addition, demand for logs can be affected by the demand for wood chips in the pulp and paper and engineered wood products markets, as well as the bio-energy production markets. The ongoing level of activity in these markets is subject to fluctuation due to future changes in economic conditions, interest rates, credit availability, population growth, weather conditions and other factors. Changes in global economic conditions, such as new timber supply sources and changes in currency exchange rates, foreign interest rates and foreign and domestic trade policies, can also negatively impact demand for our timber and logs. In addition, the industries in which these customers participate are highly competitive and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products. For example, the supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices, which can have an adverse effect on our business.
In our Real Estate segment, our inability to sell our HBU properties at attractive prices could have a significant effect on our results of operations. Demand for real estate can be affected by the availability of capital, changes in interest rates, availability and terms of financing governmental agencies, developers, conservation organizations, individuals and others seeking to purchase our timberlands, our ability to obtain land use entitlements and other permits necessary for our development activities, local real estate market economic conditions, competition from other sellers of land and real estate developers, the relative illiquidity of real estate investments, employment rates, new housing starts, population growth, demographics and federal, state and local land use, zoning and environmental protections laws or regulations (including any changes in laws or regulations). In addition, changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-strategic timberlands.
These macroeconomic and cyclical factors impacting our operations are beyond our control and, if such conditions deteriorate or do not continue to improve, could have an adverse effect on our business.
Weather and other natural conditions may limit our timber harvest and sales.
Weather conditions and extreme events, timber growth cycles and restrictions on access (for example, due to prolonged wet conditions) and other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters such as wind storms and hurricanes, may limit harvesting of our timberlands. The volume and value of timber that can be harvested from our timberlands may be reduced by any such fire, insect infestation, disease, severe weather, prolonged drought, natural disasters and other causes beyond our control. As is typical in the forestry industry, we do not maintain insurance for any loss to our timber, including losses due to fire and these other causes. These and other factors beyond our control could reduce our timber inventory and accordingly, our sustainable yield, thereby adversely affecting our financial results and cash flows.
Entitlement and development of real estate entail a lengthy, uncertain and costly approval process, which could adversely affect our ability to grow the businesses in our Real Estate segment.
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
Issues affecting real estate development also include the availability of potable water for new development projects. For example, the Georgia Legislature enacted the Comprehensive Statewide Watershed Management Planning Act, which, among other things, created a governmental entity called the Georgia Water Council which was charged with preparing a comprehensive water management plan for the state and presenting it to the Georgia Legislature. It is unclear at this time how the plan will affect the cost and timing of real estate development along the southern Georgia coast, where the Company has significant timberland holdings with downstream real estate development potential. Concerns about the availability of potable water also exist in certain Florida counties, which could impact future growth opportunities.
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
Energy costs are a significant operating expense for our logging and hauling contractors and for the contractors who support the customers of our standing timber. Energy costs can be volatile and are susceptible to rapid and substantial increases or decreases due to factors beyond our control, such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. Although the price of oil has recently decreased, increases in the price of oil could adversely affect our business, financial condition and results of operations. In addition, an increase in fuel costs, and its impact on the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third party logging and hauling contractors, could have a material adverse effect on the operating costs of our contractors and our standing timber customers, as well as in defining economically accessible timber stands. Such factors could in turn have a material adverse effect on our business, financial condition and results of operations, particularly in our Timber segments and Trading segment.
We depend on third parties for logging and transportation services and increases in the costs or decreases in the availability of quality service providers could adversely affect our business.
Our Timber segments depend on logging and transportation services provided by third parties, both domestically and internationally, including by railroad, trucks, or ships. If any of our transportation providers were to fail to deliver timber supply or logs to our customers in a timely manner, or were to damage timber supply or logs during transport, we may be unable to sell it at full value, or at all. During the global financial crisis and subsequent downturn in U.S. housing starts, timber harvest volumes declined significantly. As a result, many logging contractors, particularly cable logging operators in the U.S. West, permanently shut down their operations. As harvest levels have returned to higher levels with the recovery in U.S. housing starts, this shortage of logging contractors has resulted in sharp increases in logging costs and in the availability of logging contractors. It is expected that the supply of qualified logging contractors will be impacted by the availability of debt financing for equipment purchases as well as a sufficient supply of adequately trained loggers. As housing starts continue to recover, harvest levels are expected to increase, placing more pressure on the existing supply of logging contractors. Any significant failure or unavailability of third-party logging or transportation providers, or increases in transportation rates or fuel costs, may result in higher logging costs or the inability to capitalize on stronger log prices to the extent logging contractors cannot be secured at a competitive cost. Such events could harm our reputation, negatively affect our customer relationships and adversely affect our business.

We are subject to risks associated with doing business outside of the U.S.
Although the majority of our customers are in the U.S., a portion of our sales are to end markets outside of the U.S., including China, South Korea, Japan, Taiwan, India and New Zealand. The export of our products into international markets results in risks inherent in conducting business pursuant to international laws, regulations and customs. We expect that international sales will continue to contribute to future growth. The risks associated with our business outside the U.S. include:

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
We and certain of our current and former officers and directors have been named as parties to various lawsuits relating to matters arising out of our previously announced internal review and the restatement of our consolidated financial statements, and may be named in further litigation or become subject to regulatory proceedings or government enforcement actions.
The matters that led to our internal review and the restatement of our consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and certain of our current and former officers and directors are the subjects of a number of purported class action lawsuits and demand letters. In addition, we are currently the subject of an ongoing private SEC inquiry. These actions arise from our announcement on November 10, 2014 regarding the results of our internal review and the restatement of our consolidated financial statements for the first and second quarters of 2014. We and our current and former officers and directors may, in the future, be subject to additional private and governmental actions relating to such matters. We cannot predict the duration, outcome or impact of these pending matters, but the lawsuits could result in judgments against us and officers and directors who are now or may become named as defendants. In addition, subject to certain limitations, we are obligated to indemnify and advance expenses for our current and former officers and directors in connection with such lawsuits and regulatory proceedings or government enforcement actions and any related litigation or settlements amounts.
Regardless of the outcome, these lawsuits, and any other litigation, regulatory proceedings, or government enforcement actions that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense, and divert the attention and resources of our management and other key employees. Our legal expenses incurred in defending the lawsuits and responding to any government inquiries could be significant. In addition, an unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies, which is limited. Any such unfavorable outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we could be required to pay damages or additional penalties, or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

Our estimates of timber inventories and growth rates may be inaccurate, include risks inherent to such estimates and may impair our ability to realize expected revenues.
We rely upon estimates of merchantable timber inventories (which include judgments regarding inventories that may be lawfully and economically harvested), timber growth rates and end-product yields when acquiring and managing working forests. These estimates, which are inherently inexact and uncertain in nature, are central to forecasting our anticipated timber revenues and expected cash flows. Growth rates and end-product yield estimates are developed using statistical sampling and growth and yield modeling in conjunction with industry research cooperatives and by in-house forest biometricians using measurements of trees in research plots spread across our timberland holdings. The growth equations predict the rate of height and diameter growth of trees so that foresters can estimate the volume of timber that may be present in the tree stand at a given age. Tree growth varies by soil type, geographic area, and climate. Inappropriate application of growth equations in forest management planning may lead to inaccurate estimates of future volumes. If the assumptions we rely upon change or these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be diminished, which may cause our results of operations and our stock price to be adversely affected.
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
If regulatory and environmental permits are delayed, restricted or rejected, a variety of our operations could be adversely affected. We are required to seek permission from government agencies in the states and countries in which we operate to perform certain activities related to our properties. Any of these agencies could delay review of, or reject, any of our filings. In our Southern Timber, Pacific Northwest Timber and New Zealand Timber segments, any delay associated with a filing could result in a delay or restriction in replanting, thinning, insect control, fire control or harvesting, any of which could have an adverse effect on our operating results. For example, in Washington State, we are required to file a Forest Practice Application for each unit of timberland to be harvested. These applications may be denied, conditioned or restricted by the regulatory agency. Actions by the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results. Delays in obtaining these environmental permits could have an adverse effect on our results of operations.
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

The impact of existing regulatory restrictions on future harvesting activities may be significant. U.S. federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. Restrictions relating to threatened and endangered species apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the restricted area varies depending on the protected species, the time of year and other factors, but can range from less than one acre to several thousand acres. A number of species that naturally live on or near our timberlands, including, among others, the northern spotted owl, marbled murrelet, several species of salmon and trout in the Pacific Northwest, and the red cockaded woodpecker, Red Hills salamander and flatwoods salamander in the Southeast, are protected under the Federal Endangered Species Act (the “ESA”) or similar U.S. federal and state laws. A significant number of other species, such as the gopher tortoise and long-eared bat are currently under review for possible protection under the ESA. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if other regulations, such as those that require buffers to protect water bodies, become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.
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
The industries in which we operate are highly competitive.
The markets in which we operate are highly competitive, and we compete with companies that have substantially greater financial resources that we do in each of these businesses. The competitive pressures relating to our Timber segments are primarily driven by quantity of product supply and quality of the timber offered by competitors in the domestic and export markets, each of which may impact pricing. With respect to our Real Estate segment, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers. The market in which our Trading segment operates remains very competitive with over 20 entities competing for export log supply at different ports across New Zealand.
Our business will be adversely affected if we are unable to make future acquisitions.
We have pursued, and intend to continue to pursue, acquisitions of timberland and real estate properties that meet our investment criteria and achieve our strategic goals of growing the size and average quality of our land base. The ability to grow through acquisitions or other investments depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture partnerships. In addition, the discount rate we use in our acquisition underwriting has to meet our internal hurdle rate while also being competitive with that of other timberland REITs and TIMOs. In particular, our future success and growth depend upon our ability to make acquisitions that increase merchantable timber inventory and complement the existing age class structure of our ownership. If we are unable to make acquisitions on acceptable terms or that do not support our strategic goals, our revenues and cash flows may stagnate or decline.

Our inability to access the capital markets could adversely affect our business and competitive position.
Due to the REIT income distribution requirements, we rely significantly on external sources of capital to finance growth and acquisitions. Both our ability to obtain financing and the related costs of borrowing are affected by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. If capital is not available when needed, or is available only on unfavorable terms relative to other timberland REITs or TIMOs, or not at all, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures. In July 2014, Standard & Poor’s Ratings Services (S&P) lowered our credit ratings, including our corporate credit rating, to “BBB” from “BBB+.” In November 2014, S&P further lowered our credit ratings to “BBB-.” As of December 31, 2014, our credit ratings from S&P and Moody’s Investors Service (Moody’s) were BBB- and Baa2, respectively. Any combination of the factors described above, including our failure to maintain our investment grade credit rating, could prevent us from obtaining the capital we require on terms that are acceptable to us, or at all, which could adversely affect our business, liquidity and competitive position.
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
The Company faces a number of risks related to the spin-off of our Performance Fibers business on June 27, 2014, including the following:

•
We may not achieve the expected benefits from the spin-off. After the spin-off, we believe that we will be able to, among other things, better focus our financial and operational resources, and design and implement corporate strategies and policies targeted toward our specific businesses, growth profile and strategic priorities, implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics. However, the Company may not achieve some or all of the expected benefits of the spin-off, and the spin-off could lead to disruption of our operations, loss of, or inability to recruit or retain, and key personnel needed to operate and grow our business. If we fail to achieve some or all of the benefits that we expect to achieve as a standalone company, or do not achieve them in a timely or cost-effective manner, our business, financial condition and results of operations could be materially and adversely affected.

•
Our business is less diversified. Our operational and financial profile has changed as a result of the spin-off of the Performance Fibers business. As a result, our diversification of revenue sources has diminished without the revenue previously generated by the Performance Fibers business, and it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility related to the timber business and the markets we serve. If we are unable to manage that volatility, our business, financial condition and results of operations could be materially and adversely affected.

Investment returns on pension assets may be lower than expected or interest rates may decline, requiring us to make significant additional cash contributions to our benefit plans.
We sponsor defined benefit pension plans, which cover a portion of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of these benefit plans. At December 31, 2014, our qualified plan was underfunded by $32 million, but we are not subject to any pension contribution requirements in 2015. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, we cannot provide any assurance that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates for additional information about these plans, including funding status.

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
Overall, it is reasonably likely that legislative and regulatory activity in this area will in some way affect Rayonier and the U.S. customers of our Southern Timber and Pacific Northwest Timber segments, but it is unclear at this time what the nature of the impact will be. We continue to monitor political and regulatory developments in this area, but their overall impact on Rayonier, from a cost, benefit and financial performance standpoint remains uncertain at this time. In addition, the EPA has yet to finalize the treatment of biomass under greenhouse gas regulatory schemes leaving Rayonier’s biomass customers in a position of uncertainty.
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
As of December 31, 2014, Rayonier is in compliance with the asset tests described above. A failure to comply with the asset tests ultimately could cause us to fail to qualify as a REIT and to lose the associated benefits of REIT status, which could have a material adverse effect on our financial condition.
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
Generally, REITs are required to distribute 90 percent of their ordinary taxable income, but not their net capital gains income. Accordingly, we do not generally believe that we are required to distribute material amounts of cash since substantially all of our taxable income is generally treated as capital gains income. However, a REIT must pay corporate level tax on its undistributed taxable income and capital gains.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES

The following table provides a breakdown of our timberland holdings as of September 30, 2014 and December 31, 2014:

(acres in 000s)	As of September 30, 2014			As of December 31, 2014
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	294	24	318	309	24	333
Arkansas	—	19	19	—	18	18
Florida	282	105	387	281	105	386
Georgia	576	129	705	575	125	700
Louisiana	127	1	128	126	1	127
Mississippi	92	—	92	91	—	91
Oklahoma	92	—	92	92	—	92
Tennessee	1	—	1	1	—	1
Texas	159	—	159	158	—	158
	1,623	278	1,901	1,633	273	1,906

Pacific Northwest
Washington	371	1	372	371	1	372

New Zealand (a)	188	266	454	185	266	451
Total	2,182	545	2,727	2,189	540	2,729

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 65 percent interest. As of December 31, 2014, legal acres in New Zealand were comprised of 309,000 plantable acres and 142,000 non-productive acres. We have historically reported only net plantable acres for our New Zealand timberland holdings, which resulted in total timberland holdings of 2.6 million acres versus the 2.7 million acres shown above.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2013 to December 31, 2014:

(acres in 000s)	Acres Owned
	December 31, 2013	Acquisitions	Sales	Other (a)	December 31, 2014
Southern
Alabama	295	19	(5)	—	309
Florida	292	15	(26)	—	281
Georgia	566	17	(8)	—	575
Louisiana	128	—	(2)	—	126
Mississippi	92	—	(1)	—	91
Oklahoma	92	—	—	—	92
Tennessee	1	—	—	—	1
Texas	149	11	(2)	—	158
	1,615	62	(44)	—	1,633

Pacific Northwest
Washington	371	—	—	—	371

New Zealand (b)	188	—	(2)	(1)	185
Total	2,174	62	(46)	(1)	2,189

(a)	Includes changes in classifications between acres owned and leased.

(b)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 65 percent interest.

(acres in 000s)	Acres Leased
	December 31, 2013	New Leases	Expired Leases (a)	Other (b)	December 31, 2014
Southern
Alabama	24	—	—	—	24
Arkansas	18	—	—	—	18
Florida	105	—	—	—	105
Georgia	130	—	(4)	(1)	125
Louisiana	1	—	—	—	1
	278	—	(4)	(1)	273

Pacific Northwest
Washington	1	—	—	—	1

New Zealand (c)	267	—	(2)	1	266
Total	546	—	(6)	—	540

(a)	Includes acres previously under lease that have been harvested.

(b)	Includes activity for the purchase of leased acres and changes in classification between owned and leased acres.

(c)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 65 percent interest.

U.S. leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms range between 30 and 99 years. Such leases are generally non-cancellable and require minimum annual rental payments. The New Zealand JV also has a number of CFLs with the New Zealand government. A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFLs extend indefinitely and may only be terminated upon a 35 year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one year term.
As of December 31, 2014, the New Zealand JV has four CFLs (18,000 acres) under termination notice, terminating in 2034, 2046 and 2049 and two fixed term CFLs (2,000 acres) expiring in 2062. The following table details the Company’s acres under lease as of December 31, 2014 by type of lease and lease expiration:

(acres in 000s)
Location	Type of Lease	Total	2015 - 2024	2025 - 2034	2035 - 2044	Thereafter
Southern U.S.	Fixed Term	244	151	47	40	6
	Fixed Term with Renewal Option	29	28	1	—	—
Pacific Northwest	Fixed Term	1	1	—	—	—
New Zealand (a)	CFL - Perpetual	95	64	—	—	31
	CFL - Fixed Term	2	—	—	—	2
	CFL - Terminating	18	—	2	—	16
	Forestry Right	135	58	5	53	19
	Fixed Term	16	—	—	—	16
Total Acres under Long-term Leases		540	302	55	93	90

(a)	Represents all legal acres leased by the New Zealand JV, in which Rayonier has a 65 percent interest.
In addition to our timberland holdings, we lease properties for our office locations. Our significant leased properties include our corporate headquarters in Jacksonville, Florida; our Southern Timber and Real Estate operations in Fernandina Beach, Florida and Lufkin, Texas; our Pacific Northwest Timber operations in Hoquiam, Washington and our New Zealand Timber and Trading headquarters in Auckland, New Zealand.

Item 3.	LEGAL PROCEEDINGS

The information set forth under “Contingencies” in Note 18 in the notes to the consolidated financial statements under Item 15 of Part IV of this report “Exhibits, Financial Statement Schedules,” is incorporated herein by reference.

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
On June 27, 2014, we spun off our Performance Fibers business to our shareholders as a newly formed publicly traded company named Rayonier Advanced Materials. On June 27, 2014, the shareholders of record received one share of Rayonier Advanced Materials common stock for every three common shares of Rayonier held as of the close of business on the record date of June 18, 2014. The low end of the second quarter 2014 range as well as the third and fourth quarter 2014 ranges in the following table reflect post-spin market price information and therefore are not comparable to pre-spin share prices from earlier periods.

	High	Low	Dividends
2014
Fourth Quarter	$34.04	$25.87	$0.25
Third Quarter	$35.79	$30.46	$0.80	(a)
Second Quarter	$48.82	$34.76	$0.49
First Quarter	$47.29	$40.81	$0.49
2013
Fourth Quarter	$58.84	$39.49	$0.49
Third Quarter	$59.87	$53.84	$0.49
Second Quarter	$60.62	$51.04	$0.44
First Quarter	$59.72	$52.17	$0.44

(a)	Third quarter 2014 dividends include a $0.50 per share special dividend related to restricted cash proceeds received from Rayonier Advanced Materials in connection with the spin-off.
In February 2012, we filed a universal shelf registration giving us the ability to issue and sell an indeterminate amount of various types of debt and equity securities. In March 2012, we issued $325 million of 3.75% Senior Notes due 2022 under the universal shelf registration statement. In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7.0 million common shares for the acquisition of other businesses, assets or properties. As of December 31, 2014, no common shares have been offered or issued under the Form S-4 shelf registration.
See Note 21 — Incentive Stock Plans for information on securities that are authorized for issuance under The Rayonier Incentive Stock Plan (“the Stock Plan”).
On March 2, 2015, the Company announced a first quarter dividend of 25 cents per share payable March 31, 2015, to shareholders of record on March 17, 2015. There were approximately 7,237 shareholders of record of our Common Shares on February 20, 2015.

Issuer Repurchases
In 1996, we began a Common Share repurchase program (the “anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our board of directors authorized the purchase of additional shares totaling 2.1 million. These shares were authorized separately from the anti-dilutive program, and do not have expiration dates. In 2014, there were no shares repurchased under these plans. As of December 31, 2014, there were 3,828,927 shares available for repurchase under these plans.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	—	—	3,828,927
November 1 to November 30	—	—	—	3,828,927
December 1 to December 31	684	$27.94	—	3,828,927
Total	684		—	3,828,927

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted shares under the Rayonier Incentive Stock Plan.

Stock Performance Graph
The following graph compares the performance of Rayonier’s Common Shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s (“S&P”) 500), and two industry-specific indices (the Financial Times Stock Exchange (“FTSE”) National Association of Real Estate Investment Trusts (“NAREIT”) All Equity REITs Index and the S&P 1500 Paper and Forest Products Index). This graph represents a mix of Rayonier’s stock price before the June 27, 2014 spin-off of the Performance Fibers business and its stock price post-spin. The graph has not been adjusted to reflect the value of the spin-off of the Performance Fibers business and thus the post-spin share price is not comparable to pre-spin share prices from earlier periods.
The table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

$250
$200
$150
$100
$50
$0
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Rayonier Inc.
S&P 500
FTSE NAREIT All Equity REITs
S&P 1500 Paper & Forest Products Index

The data in the following table was used to create the above graph as of December 31:

	2009	2010	2011	2012	2013	2014
Rayonier Inc.	$100	$130	$172	$207	$174	$164
S&P 500®	100	115	117	136	180	205
FTSE NAREIT All Equity REITs	100	128	139	166	171	218
S&P© 1500 Paper & Forest Products Index	100	108	118	155	199	216

Item 6.	SELECTED FINANCIAL DATA
The following financial data should be read in conjunction with our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollar amounts in millions, except per share data)
Profitability:
Sales (a)	$604	$660	$379	$391	$355
Operating income (a)(b)	98	109	32	55	55
Income from continuing operations attributable to Rayonier Inc. (a)(b)	56	104	17	58	49
Diluted earnings per common share from continuing operations	0.43	0.80	0.13	0.47	0.40

Financial Condition:
Total assets (a)	$2,453	$3,686	$3,123	$2,569	$2,364
Total debt (a)(c)	752	1,574	1,270	847	768
Shareholders’ equity	1,575	1,755	1,438	1,323	1,252
Shareholders’ equity — per share	12.51	13.90	11.66	10.84	10.34

Cash Flows:
Cash provided by operating activities (d)	$317	$545	$446	$432	$495
Cash used for investing activities	193	469	473	489	143
Cash used for (provided by) financing activities	161	157	(229)	215	78
Depreciation, depletion and amortization	120	117	85	77	82
Cash dividends paid	258	237	207	185	164
Dividends paid — per share	$2.03	$1.86	$1.68	$1.52	$1.36

Non-GAAP Financial Measures:
Adjusted EBITDA (e)
Southern Timber	$98	$87	$76	$56	$70
Pacific Northwest Timber	51	54	43	48	26
New Zealand Timber	45	38	2	4	—
Real Estate	70	84	45	63	82
Trading	2	2	—	1	1
Corporate and other	(31)	(45)	(44)	(36)	(47)
Total Adjusted EBITDA (e)	$235	$220	$122	$136	$132

Other:
Timberland and real estate acres — owned, leased, or managed, in millions of acres	2.7	2.7	2.7	2.7	2.4

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Operating Data:
Timber
Sales volume (thousands of tons)
Southern	5,296	5,292	5,322	4,741	4,930
Pacific Northwest (f)	1,664	1,979	1,947	1,665	1,369
New Zealand Domestic (g)	1,463	1,271	—	—	—
New Zealand Export (g)	897	651	—	—	—
Total	9,320	9,193	7,269	6,406	6,299
Real Estate — acres sold
Development (Unimproved)	852	281	261	606	472
Development (Improved)	—	45	—	—	—
Rural	18,077	13,833	13,307	10,880	7,911
Non-Strategic / Timberlands (h)	25,919	162,788	17,355	16,132	52,514
Total Acres Sold	44,848	176,947	30,923	27,618	60,897

(a)	On April 4, 2013, the Company increased its interest in the New Zealand JV to 65 percent and began consolidating the New Zealand JV's results of operations and balance sheet.

(b)
The 2013 results included a $16 million gain related to the consolidation of the New Zealand JV. The 2010 results included a gain of $12 million from the sale of a portion of the Company’s interest in its New Zealand JV.

(c)	2011 included $105 million of notes assumed in a timberland acquisition.

(d)	The 2010 results included a cash refund from the IRS of $189 million related to the Alternative Fuel Mixture Credit (“AFMC”).

(e)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of real estate sold (excluding strategic divestitures), the gain related to the consolidation of the New Zealand joint venture, discontinued operations, separation costs related to Performance Fibers spin-off and internal review and restatement costs.

(f)	2013 and prior results include sales volumes from New York timberlands.

(g)	New Zealand sales volume for 2013 includes volumes sold subsequent to the April 2013 consolidation.

(h)	The 2013 results included a fourth quarter sale of approximately 128,000 acres of New York timberlands.

Reconciliation of Operating Income (Loss) by Segment to Adjusted EBITDA by Segment
(dollars in millions)

		Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
2014
Operating income		$46	$30	$9	$48	$2	$(37)	$98
Add:	Depreciation, depletion and amortization	52	21	32	13	—	2	120
Add:	Non-cash cost of land sold	—	—	4	9	—	—	13
Add:	Internal review and restatement costs	—	—	—	—	—	4	4
Adjusted EBITDA (a)		$98	$51	$45	$70	$2	$(31)	$235
2013
Operating income (b)		$38	$33	$10	$56	$2	$(30)	$109
Add:	Depreciation, depletion and amortization	49	21	28	18	—	1	117
Add:	Non-cash cost of land sold	—	—	—	10	—	—	10
Less:	Gain related to consolidation of New Zealand JV	—	—	—	—	—	(16)	(16)
Adjusted EBITDA (a)		$87	$54	$38	$84	$2	$(45)	$220
2012
Operating income (loss)		$23	$21	$2	$32	—	$(46)	$32
Add:	Depreciation, depletion and amortization	53	22	—	8	—	2	85
Add:	Non-cash cost of land sold	—	—	—	5	—	—	5
Adjusted EBITDA (a)		$76	$43	$2	$45	—	$(44)	$122
2011
Operating income		$13	$29	$4	$47	$1	$(39)	$55
Add:	Depreciation, depletion and amortization	43	19	—	12	—	3	77
Add:	Non-cash cost of land sold	—	—	—	4	—	—	4
Adjusted EBITDA (a)		$56	$48	$4	$63	$1	$(36)	$136
2010
Operating income (c)		$29	$8	—	$53	$1	$(36)	$55
Add:	Depreciation, depletion and amortization	41	18	—	22	—	1	82
Add:	Non-cash cost of land sold	—	—	—	7	—	—	7
Less:	Gain on sale of portion of New Zealand JV interest	—	—	—	—	—	(12)	(12)
Adjusted EBITDA (a)		$70	$26	—	$82	$1	$(47)	$132

(a)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of real estate sold (excluding strategic divestitures), the gain related to the consolidation of the New Zealand joint venture, discontinued operations, separation costs related to Performance Fibers spin-off and internal review and restatement costs.

(b)	Corporate and other included a $16 million gain related to the consolidation of the New Zealand JV.

(c)	Corporate and other included a gain of $12 million from the sale of a portion of the Company’s interest in the New Zealand JV.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. We own or lease under long-term agreements approximately 2.3 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee, Texas and Washington. We also have a 65 percent ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 0.4 million gross acres (0.3 million net plantable acres) of New Zealand timberlands.
Across our timberland management segments, we sell standing timber (primarily at auction to third parties) and delivered logs. Sales from these segments also include all activities related to the harvesting of timber and other value-added activities such as the leasing of properties for hunting, mineral extraction and cell towers. We believe we are the third largest publicly-traded timberland REIT and the seventh largest private landowner in the United States. Our Real Estate business manages all property sales and seeks to maximize the value of our properties that are more valuable for development, recreational or residential uses than for growing timber, and opportunistically sells non-strategic timberlands. Our Trading segment, also part of the New Zealand JV, markets and sells timber owned or acquired from third parties in New Zealand and Australia.
Current Year Developments
On June 27, 2014, we spun off our Performance Fibers business to our shareholders as a newly formed publicly-traded company, Rayonier Advanced Materials. Following the spin-off, new management conducted a review of our operations and business strategies and identified issues related to our historical timber harvest levels, our estimate of merchantable timber inventory and the effect of such estimate on our calculation of depletion expense. At the direction of our Board of Directors, management conducted an internal review into these matters with the assistance of independent counsel, forensic accountants and financial advisors. The results of this internal review were previously disclosed in Item 2 — Management Discussion and Analysis — Overview — Background in Form 10-Q for the quarter ended September 30, 2014, as filed with the SEC on November 14, 2014. For additional information, see Note 23 — Quarterly Results for 2014 and 2013 (Unaudited).
Industry and Market Conditions
In 2014, we benefited from improved pricing in the South due to modest improvements in the U.S. economy and housing market. We anticipate that U.S. housing will continue its gradual recovery in 2015 and sawlog prices will continue to strengthen. In our New Zealand Timber segment, we experienced increased domestic demand in the first half of 2014 that leveled off later in the year. After a strong first quarter, both New Zealand and the Pacific Northwest were negatively impacted by weaker demand from China. While we expect the demand for logs in Asia to be strong over the long term, the devaluation of the Russian ruble is expected to increase Russia’s share of the China log export market, which will likely impact demand and pricing in our Pacific Northwest segment and, to a lesser extent, our New Zealand Timber segment.
In Real Estate, we expect the demand for development property to slowly return with the modestly improving housing market and overall economic climate. There is stronger development interest in some local markets, particularly around our properties in St. Johns County, Florida. All of our properties in north St. Johns County are now under contract with staggered closings scheduled in 2015 and continuing through 2018. Activity in the rural market is strong; however, there is increased price competition in Alabama and Georgia coming from strong timberland markets. Prices are steady in Texas and Louisiana but we are seeing decreased activity, possibly due to uncertainty in the region caused by lower oil prices.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to establish accounting policies and make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities in our Annual Report on Form 10-K. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates.
Merchantable inventory and depletion costs as determined by forestry timber harvest models
Timber is stated at the lower of cost or market value. Costs related to acquiring, planting and growing timber including real estate taxes, lease rental payments, site preparation and direct support costs relating to facilities, vehicles and supplies are capitalized. Payroll and other employee benefit costs are capitalized only for time spent on these activities, while interest or any other intangible costs aside from those mentioned above are not capitalized.
An annual depletion rate is established for each particular region by dividing merchantable inventory book cost by standing merchantable inventory volume. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre and costs of planting and tending.
Significant assumptions and estimates are used in recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A three percent company-wide change in estimated standing merchantable inventory would cause annual depletion expense to change by approximately $3 million.
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
Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new separate pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. During 2014, we acquired approximately 62,000 acres of timberlands primarily in Alabama, Florida, Georgia and Texas. These acquisitions increased 2014 depletion expense by $1.8 million and are expected to increase 2015 depletion expense by approximately $4.8 million.
Revenue recognition for timber sales
Revenue from the sale of timber is recognized when title passes to the buyer. We utilize two primary methods or sales channels for the sale of timber, a stumpage, or standing timber, model and delivered logs. Under the stumpage model, standing timber is sold generally under pay-as-cut contracts, with specified duration (typically one year or less) and fixed prices, whereby revenue is recognized as timber is severed and the sales volume is determined. We also sell stumpage under lump-sum contracts where the Company receives cash for the full agreed value of the timber prior to harvest and title and risk of loss pass to the buyer upon signing the contract. Any uncut timber remaining at the end of the contract period reverts to the Company. We recognize revenue for lump-sum timber sales when cash is received, the contract is signed and title and risk of loss pass to the buyer. A third type of stumpage sale is an agreed-volume sale whereby revenue is recognized as periodic physical observations are made of the percentage of acreage harvested.
In delivered log sales, the Company hires third-party loggers and haulers to harvest timber and deliver it to a buyer. Revenue is recognized when the logs are delivered and title and risk of loss transfer to the buyer. Sales of delivered logs generally do not require an initial payment and are made to third-party customers on open credit terms. The sales method the Company employs depends upon local market conditions and which method management believes will provide the best overall margins.
In the Trading business, revenue on sales of logs is recognized when title and risk of loss passes to the buyer. For domestic log sales, title and risk are considered passed to the buyer as the logs are delivered to the customer. For export log sales, title and risk are considered passed to the buyer at the time the ship leaves the port.
Non-timber income included in “Other Operating Income, Net” primarily comprises hunting and recreational leases. Lease income is recognized ratably over the period of the lease.

Revenue recognition for real estate sales
The Company recognizes revenue on sales of real estate generally when cash has been received, the sale has closed, and title and risk of loss have passed to the buyer. Cost of sales associated with real estate sold comprises the cost of the land, the cost of any timber on the property that was conveyed to the buyer, and any closing costs including sales commissions that may be borne by the Company. Costs incurred to obtain land use entitlements or for infrastructure such as utilities, roads or other improvements are allocated ratably to the acres benefiting from such expenditures and charged to cost of sales as the acres are sold. Sales of improved or entitled land have been limited but the Company expects such sales to increase in future years.
Determining the adequacy of pension and other postretirement benefit assets and liabilities
During the first half of 2014, we had four qualified benefit plans covering most of our U.S. workforce and an unfunded plan to provide benefits in excess of amounts allowable under current tax law to certain participants in the qualified plans. In connection with the June 27, 2014 spin-off of the Performance Fibers business, Rayonier Advanced Materials employees no longer participate in benefit plans sponsored or maintained by Rayonier. Upon separation, we transferred assets and obligations related to all Rayonier Advanced Materials employees to the Rayonier Advanced Materials Pension Plans, resulting in a net decrease in sponsored pension plan obligations of $100 million after a revaluation of plan obligations using a 4.0 percent discount rate. We now have one qualified non-contributory defined benefit pension plan covering a portion of our employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plan. The qualified plan is closed to new participants.
In the first half of 2014, prior to the spin-off, pension and postretirement expense for all plans was $6 million. In the second half of 2014, we recognized $2 million of pension and postretirement expense. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of the assumptions, some degree of judgment is exercised in selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements. See Note 22 — Employee Benefit Plans for additional information.
Realizability of both recorded and unrecorded tax assets and tax liabilities
The Timber and Real Estate operations conducted within our REIT are generally not subject to U.S. income taxation. Prior to the June 27, 2014 spin-off of Rayonier Advanced Materials, our taxable REIT subsidiary operations included the Performance Fibers business. As such, during 2014 and prior periods, our income taxes varied significantly. Therefore, our projection of estimated income tax for the year and our provision for quarterly income taxes, in accordance with generally accepted accounting principles, may have varied significantly. Going forward, we do not expect significant variability in our effective tax rate and the amount of cash taxes to be paid as the majority of our business operations are conducted within our REIT. However, the assessment of the ability to realize certain deferred tax assets, or estimate deferred tax liabilities, remains subjective. See Note 10 — Income Taxes for additional information about our unrecognized tax benefits.

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2014	2013	2012
Sales
Southern Timber	$142	$124	$109
Pacific Northwest Timber	102	110	110
New Zealand Timber (a)	182	148	11
Real Estate
Development (Unimproved)	5	3	2
Development (Improved)	—	2	—
Rural	41	27	32
Non-Strategic / Timberlands (b)	31	117	23
Total Real Estate	77	149	57
Trading	104	132	94
Intersegment Eliminations	(3)	(3)	(2)
Total Sales	$604	$660	$379

Operating Income
Southern Timber	$46	$38	$23
Pacific Northwest Timber	30	33	21
New Zealand Timber (a)	9	10	2
Real Estate	48	56	32
Trading	2	2	—
Corporate and other (c)	(37)	(30)	(46)
Operating Income	98	109	32
Interest Expense	(44)	(41)	(43)
Interest/Other (Expense) Income	(10)	2	1
Income Tax Benefit	10	36	27
Income from Continuing Operations	54	106	17
Discontinued Operations, Net	44	268	262
Net Income	98	374	279
Less: Net Income Attributable to Noncontrolling Interest	(1)	2	—
Net Income Attributable to Rayonier Inc.	$99	$372	$279

Adjusted EBITDA (d)
Southern Timber	$98	$87	$76
Pacific Northwest Timber	51	54	43
New Zealand Timber (a)	45	38	2
Real Estate	70	84	45
Trading	2	2	—
Corporate and other	(31)	(45)	(44)
Total Adjusted EBITDA (d)	$235	$220	$122

(a)	2012 sales, operating income and Adjusted EBITDA reflect a 26% minority interest in the New Zealand JV. 2013 included $146 million in sales from the consolidation of the New Zealand JV.

(b)	The 2013 results included a fourth quarter sale of approximately 128,000 acres of New York timberland holdings for $57 million.

(c)	The 2013 results included a $16 million gain related to the consolidation of the New Zealand JV.

(d)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Southern Timber Overview	2014	2013	2012
Sales Volume (in thousands of tons)
Pine Pulpwood	3,284	3,181	3,450
Pine Sawtimber	1,701	1,676	1,455
Total Pine Volume	4,985	4,857	4,905
Hardwood	311	435	417
Total Volume	5,296	5,292	5,322

Percentage Delivered Sales	33%	28%	24%
Percentage Stumpage Sales	67%	72%	76%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$18.48	$16.12	$14.36
Pine Sawtimber	26.45	24.06	22.52
Weighted Average Pine	$21.20	$18.86	$16.78
Hardwood	13.01	12.89	10.76
Weighted Average Total	$20.72	$18.37	$16.31

Summary Financial Data (in millions of dollars)
Sales	$142	$124	$109
Less: Cut and Haul	(32)	(26)	(23)
Net Stumpage Sales	$110	$98	$86

Operating Income	$46	$38	$23
Adjusted EBITDA (a)	$98	$87	$76

Other Data
Non-Timber Income (in millions of dollars)	$17	$20	$17
Year-End Acres (in thousands)	1,906	1,893	1,837

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Pacific Northwest Timber Overview	2014	2013	2012
Sales Volume (in thousands of tons)
Northwest Pulpwood	262	305	342
Northwest Sawtimber	1,402	1,538	1,450
Total Northwest Volume	1,664	1,843	1,792
Northeast - New York	—	136	155
Total Volume	1,664	1,979	1,947

Northwest Sales Volume (converted to MBF)
Northwest Pulpwood	24,761	28,840	32,089
Northwest Sawtimber	178,898	197,431	193,925
Total Northwest Volume	203,659	226,271	226,014

Percentage Delivered Sales	55%	56%	85%
Percentage Stumpage Sales	45%	44%	15%

Delivered Log Pricing (in dollars per ton)
Northwest Pulpwood	$39.20	$37.14	$43.38
Northwest Sawtimber	82.05	78.06	67.83
Weighted Average Log Price	$74.44	$71.08	$62.98

Summary Financial Data (in millions of dollars)
Sales	$102	$110	$110
Less: Cut and Haul	(30)	(35)	(46)
Net Stumpage Sales	$72	$75	$64

Operating Income	$30	$33	$21
Adjusted EBITDA (a)	$51	$54	$43

Other Data
Non-Timber Income (in millions of dollars)	$3	$3	$3
Year-End Acres (in thousands)	372	372	503
Northwest Sawtimber (in dollars per MBF)	$632	$608	$507
Estimated Percentage of Export Volume	25%	26%	23%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

New Zealand Timber Overview (a)	2014	2013	2012
Sales Volume (in thousands of tons)
Domestic Sawtimber (Delivered)	644	740	742
Domestic Pulpwood (Delivered)	353	360	429
Export Sawtimber (Delivered)	826	798	922
Export Pulpwood (Delivered)	71	43	68
Stumpage	466	464	647
Total Volume	2,360	2,405	2,808

Percentage Delivered Sales	80%	81%	77%
Percentage Stumpage Sales	20%	19%	23%

Delivered Log Pricing (in dollars per ton)
Domestic Sawtimber	$78.15	$73.82	$67.87
Domestic Pulpwood	$37.84	$36.05	$35.68
Export Sawtimber	$111.75	$125.77	$112.64

Summary Financial Data (in millions of dollars)
Sales	$177	$186	$192
Less: Cut and Haul	(79)	(82)	(88)
Less: Port and Freight Costs	(35)	(35)	(46)
Net Stumpage Sales	$63	$69	$58

Land Sales	5	—	2
Other	—	3	2
Total Sales	$182	$189	$196

Operating Income	$9	$11	$6
Adjusted EBITDA (b)	$45	$48	$35

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (c)	0.8266	0.8156	0.8142
Net Plantable Year-End Acres (in thousands)	309	314	315
Export Sawtimber (in dollars per JAS m3)	$129.66	$145.92	$128.92

(a)
New Zealand Timber was consolidated on April 4, 2013 when we acquired a majority interest in the New Zealand JV. Prior to the acquisition date, we accounted for our 26 percent interest in the New Zealand JV as an equity method investment. The 2013 and 2012 information shown reflects full year results, though information presented elsewhere throughout this Annual Report on Form 10-K reflects results only to the extent they were included in our consolidated financial position.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(c)	Represents the average of the month-end exchange rates for each year.

Timber Segments Selected Operating Information	2014	2013	2012
Depreciation, Depletion and Amortization (in millions of dollars)
Southern Timber	$52	$49	$53
Pacific Northwest Timber	21	21	22
New Zealand Timber (a)	32	37	29
Total	$105	$107	$104

Timber Capital Expenditures (in millions of dollars)
U.S. Timber
Reforestation, silvicultural and other capital expenditures	$24	$23	$24
Property taxes, lease payments and allocated overhead	19	21	21
Timberland acquisitions	130	20	106
Subtotal U.S. Timber	$173	$64	$151
New Zealand Timber
Reforestation, silvicultural and other capital expenditures	10	10	10
Property taxes, lease payments and allocated overhead	8	11	10
Timberland acquisitions (b)	—	140	—
Subtotal New Zealand Timber	$18	$161	$20
Total Timber Segments Capital Expenditures	$191	$225	$171

(a)	2013 and 2012 include full year results of New Zealand Timber, which was consolidated on April 4, 2013.

(b)	2013 includes $140 million for the acquisition of an additional interest in the New Zealand JV.

Real Estate Overview	2014	2013	2012
Sales (in millions of dollars)
Development (Unimproved)	$5	$3	$2
Development (Improved) (a)	—	2	—
Rural (b)	41	27	32
Non-Strategic / Timberlands (b)(c)	31	60	23
Total Sales	$77	$92	$57
Sales (Development and Rural Only)	$46	$32	$34

Acres Sold
Development (Unimproved)	852	281	261
Development (Improved) (a)	—	45	—
Rural (b)	18,077	13,833	13,307
Non-Strategic / Timberlands (b)(c)	25,919	34,667	17,355
Total Acres Sold	44,848	48,826	30,923
Acre Sold (Development and Rural Only)	18,929	14,159	13,568

Percentage of U.S. South acreage sold (d)	1.2%	0.8%	0.7%

Price per Acre (dollars per acre)
Development (Unimproved)	$5,623	$10,116	$6,099
Development (Improved) (a)	—	34,680	—
Rural (b)	2,265	1,986	2,421
Non-Strategic / Timberlands (b)(c)	1,217	1,726	1,329
Weighted Average (Total)	$1,723	$1,878	1,839
Weighted Average (Development and Rural) (e)	$2,417	$2,148	$2,491

(a)	Reflects land with capital invested in infrastructure improvements.

(b)	Conservation sales previously reported as Rural are now reported with Non-Strategic / Timberlands.

(c)	Excludes sale of 128,000 acres of timberlands in New York in the fourth quarter of 2013 for $57 million.

(d)	Calculated as Southern development and rural acres sold over U.S. South acres owned.

(e)	Excludes Development (Improved).

Results of Operations, 2014 versus 2013
Southern Timber

(in millions)	2013	Changes Attributable to:			2014
		Price	Volume/Mix	Other
Sales	$124	$13	$5	—	$142

(in millions)	2013	Changes Attributable to:					2014
		Price	Volume/Mix	Depletion	Cost	Other
Operating Income	$38	$13	$1	$(2)	$(1)	$(3)	$46

(in millions)	2013	Changes Attributable to:				2014
		Price	Volume/Mix	Cost	Other
Adjusted EBITDA (a)	$87	$13	$1	$(1)	$(2)	$98

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.
Full year 2014 Southern Timber sales of $142 million increased $18 million from 2013 primarily due to higher pine pulpwood and sawtimber prices, driven by improved demand as the U.S. housing market and economy continue a slow recovery, as well as by wet weather conditions through much of the year. Weighted average stumpage prices increased 13% to $20.72 per ton in 2014 versus $18.37 per ton in 2013. Additionally, while total harvest volumes were flat at 5.3 million tons in 2014 and 2013, a greater mix of delivered sales versus stumpage sales in 2014 versus 2013 led to increased sales during the period.
The increase in sales was partially offset in operating income by higher cut and haul costs, higher depletion expense and lower non-timber income resulting from a change in income recognition for hunting leases. Full year 2014 adjusted EBITDA of $98 million increased $11 million above the prior year period.
Pacific Northwest Timber (Formerly Northern Region)

(in millions)	2013	Changes Attributable to:			2014
		Price	Volume/Mix	Other
Sales	$110	$5	$(11)	$(2)	$102

(in millions)	2013	Changes Attributable to:					2014
		Price	Volume/Mix	Depletion	Cost	Other
Operating Income	$33	$5	$(5)	$(3)	$(1)	$1	$30

(in millions)	2013	Changes Attributable to:				2014
		Price	Volume/Mix	Cost	Other
Adjusted EBITDA (a)	$54	$5	$(7)	$(1)	—	$51

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Full year 2014 Pacific Northwest Timber sales of $102 million were $8 million below 2013, which included $3 million of sales from the formerly-owned New York timberlands. Sales declined in 2014 primarily due to lower harvest volumes, partially offset by improved sawtimber and pulpwood pricing. Harvest volumes declined 16% to 1.7 million tons from 2.0 million tons in 2013. The decline in harvest volumes was driven by the sale of the Company’s New York timberlands in fourth quarter 2013 as well as the reduction of harvest volumes pursuant to the Company’s revised operating strategy. See Item 1 — Business — Our Strategy for additional information. Average delivered sawtimber prices in the Pacific Northwest increased 5% to $82.05 per ton versus $78.06 per ton in 2013 and delivered pulpwood prices increased 6% to $39.20 per ton versus $37.14 per ton in 2013. These increases in average prices reflected strong prices earlier in the year, which weakened in the second half of 2014 primarily due to lower export demand as log inventory levels rose in China.
Operating income declined $3 million due to the lower sales, partially offset by lower cut and haul costs, and a $2 million cumulative out-of-period adjustment for depletion expense. Full year Adjusted EBITDA of $51 million was $3 million below the prior year period.
New Zealand Timber

(in millions)	2013	Changes Attributable to:			2014
		Price	Volume/Mix	Other
Sales	$148	$(8)	—	$42	$182

(in millions)	2013	Changes Attributable to:							2014
		Price	Volume/Mix	Depletion	Non-Cash Cost of Land	Cost	F/X	Other
Operating Income	$10	$(8)	—	$(4)	$(4)	$(7)	$2	$20	$9

(in millions)	2013	Changes Attributable to:					2014
		Price	Volume/Mix	Cost	F/X	Other
Adjusted EBITDA (a)	$38	$(8)	—	$(7)	$2	$20	$45

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.
Full year 2014 New Zealand Timber sales of $182 million increased $34 million from 2013, reflecting consolidation of the New Zealand JV effective April 4, 2013. Total harvest volumes in 2014 of 2.4 million tons were comparable to 2013. Average delivered prices for domestic sawlogs increased 6% to $78.15 per ton versus $73.82 per ton in 2013, more than offset by average delivered prices for export sawlogs, which declined 11% to $111.75 per ton versus $125.77 per ton in 2013. The increase in domestic sawlog prices was primarily driven by stronger demand in the first half of the year, while the decline in export sawlog prices was primarily driven by weaker demand from China.
Operating income declined due to weaker overall pricing, mostly offset by lower depletion, lower overall logging costs, a favorable exchange rate movement between the U.S. dollar and New Zealand dollar during the year versus the prior period and the impact of a full year of consolidation of the JV in 2014. Full year Adjusted EBITDA of $45 million was $7 million above the prior year period.

Real Estate
Our real estate holdings are primarily in the southeastern United States. We have four categories of real estate sales: unimproved development, improved development, rural and non-strategic timberlands. Our strategy is to extract maximum value from our higher and better (“HBU”) properties while selling non-strategic holdings to allow reinvestment in more strategic properties.

	2013	Changes Attributable to:		2014
Sales (in millions)		Price	Volume/Mix
Development (Unimproved)	$3	$(4)	$6	$5
Development (Improved)	2	—	(2)	—
Rural	27	5	9	41
Non-Strategic/Timberlands (a)	117	(13)	(73)	31
Total Sales	$149	$(12)	$(60)	$77

(a)	2013 included $57 million from the sale of our New York timberland holdings.

(in millions)	2013	Changes Attributable to:						2014
		Price	Volume/Mix	Depletion	Non-Cash Cost of Land	Cost	Other
Operating Income	$56	$(12)	$(1)	$2	$1	$(3)	$5	$48

(in millions)	2013	Changes Attributable to:				2014
		Price	Volume/Mix	Cost	Other
Adjusted EBITDA (a)	$84	$(12)	$(2)	$(3)	$3	$70

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.
Excluding the $57 million sale of New York timberlands in 2013, full year sales of $77 million were $15 million below 2013. Operating income of $48 million was $5 million below the prior year, excluding $3 million of operating income from the sale of our New York timberlands in 2013. Lower prices and volumes on timberland sales were partially offset by increased rural sales volumes and prices. Full year operating income also included a $6 million settlement of a bankruptcy claim related to a 2006 sale. Full year Adjusted EBITDA of $70 million decreased $14 million. The reduction in sales of timberland also reflected management’s new strategy of focusing on timberland operations, and reducing reliance on timberland sales, to support cash flow generation.
Trading

(in millions)	2013	Changes Attributable to:		2014
		Price	Volume/Other
Sales	$132	$(16)	$(12)	$104

(in millions)	2013	Changes Attributable to:			2014
		Margin	F/X	Other
Operating Income	$2	$1	$2	$(3)	$2

(in millions)	2013	Changes Attributable to:			2014
		Margin	F/X	Other
Adjusted EBITDA (a)	$2	$1	$2	$(3)	$2

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.
The Trading segment complements the New Zealand Timber segment by adding scale and achieving cost savings that directly benefit the New Zealand Timber segment. Trading also contributes modestly to earnings without significant investment and provides market intelligence that benefits the timber business.
Full year sales of $104 million were $28 million below 2013, while operating income and Adjusted EBITDA of $2 million were comparable to the prior year.
Corporate and Other Expense/Eliminations
Corporate and other expense was $37 million in 2014 versus $30 million in 2013. The 2013 results included a $16 million gain from the consolidation of the New Zealand JV while 2014 included $3 million of internal review and restatement costs. Excluding these items, 2014 expense was favorable due to lower selling, general and administrative expenses as a result of the spin-off.
Interest Expense and Interest/Other Income
Interest expense of $44 million in 2014 increased $3 million from the prior year as the benefit of lower debt balances was more than offset by additional interest resulting from the consolidation of the New Zealand JV for the full year and a lower allocation of interest expense to discontinued operations. Interest/other expense increased $12 million over 2013 primarily due to unfavorable mark-to-market adjustments on New Zealand interest rate swaps.
Income Tax Expense
The full year 2014 tax benefit from continuing operations including discrete items was $10 million in 2014 versus $36 million in 2013. The current year income tax benefit reported reflects a $14 million valuation allowance related to the cellulosic biofuel producer credit ("CBPC"), which was recorded in connection with the spin-off due to Rayonier's limited potential use of the CBPC prior to its expiration on December 31, 2017. Income tax expense from discontinued operations was $21 million in 2014 versus $106 million in 2013. The decline was primarily due to the inclusion of a full year of income from the Performance Fibers business in 2013 discontinued operations versus a half year in 2014. See Note 10 — Income Taxes for additional information regarding the provision for income taxes and the discrete tax items.
Outlook for 2015
In 2015, we expect further improvement in Southern pine sawlog prices as the U.S. housing market and economy continue to slowly recover. We expect the dynamics of the China log export market to shift due to the devaluation of the Russian ruble, which will likely have a negative impact on demand and pricing in our Pacific Northwest segment. We expect a more modest decline in our New Zealand segment, which we expect will lose less market share to Russian log exports. Reflecting our previously announced strategy of harvesting in line with our long-term sustainable yield, we are planning for harvest volumes in the Pacific Northwest to be approximately 14 percent below 2014 levels, while we expect harvest volumes in the South to be modestly higher than 2014 levels. In our Real Estate segment, we expect a modest decline in rural land sales, while we are planning for significantly lower non-strategic / timberland sales consistent with our strategy of reducing reliance on these sales to augment cash flow.
Our 2015 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

Results of Operations, 2013 versus 2012
Southern Timber

(in millions)	2012	Changes Attributable to:		2013
		Price	Volume/ Mix/Other
Sales	$109	$10	$5	$124

(in millions)	2012	Changes Attributable to:			2013
		Price	Volume/ Mix	Cost/Other
Operating Income	$23	$10	—	$5	$38

The Southern Timber segment's sales and operating income increased over 2012 primarily due to stronger pulpwood and sawlog prices driven by increased demand in key markets from higher housing starts, supporting additional wood products capacity. Pricing in this region also benefited from limited supply due to wet weather. Results also benefited from our December 2012 Texas acquisition, which resulted in a 17 percent increase in 2013 sales over the prior year. Operating income also improved in 2013 due to higher non-timber income.
Pacific Northwest Timber

(in millions)	2012	Changes Attributable to:		2013
		Price	Volume/ Mix/Other
Sales	$110	$12	$(12)	$110

(in millions)	2012	Changes Attributable to:			2013
		Price	Volume/ Mix	Cost/Other
Operating Income	$21	$12	$3	$(3)	$33

In the Pacific Northwest, sales were consistent with the prior year as increased prices, driven by strong export and domestic demand, were offset by lower volumes of delivered wood. Operating income increased 57 percent due to higher prices, partially offset by higher logging costs.
New Zealand Timber

(in millions)	2012	Changes Attributable to:		2013
		Price	Volume/ Mix/Other
Sales	$11	$20	$117	$148

(in millions)	2012	Changes Attributable to:			2013
		Price	Volume/ Mix	Cost/Other
Operating Income	$2	$20	—	$(12)	$10

In April 2013, we acquired an additional 39 percent ownership in our New Zealand JV for $140 million. As a 65 percent owner, we began consolidating the New Zealand JV’s results of operations in the second quarter of 2013. The improved 2013 results reflect $146 million of sales and $8 million of operating income from this increased ownership.

Real Estate
Our real estate holdings are primarily in the southeastern United States. We segregate our real estate sales into four categories: unimproved development HBU, improved development HBU, rural HBU and non-strategic / timberlands.

	2012	Changes Attributable to:		2013
Sales (in millions)		Price	Volume/ Mix
Development (Unimproved)	$2	—	1	$3
Development (Improved)	—	—	2	2
Rural	32	(6)	1	27
Non-Strategic/Timberlands	23	(99)	193	117
Total Sales	$57	$(105)	$197	$149

(in millions)	2012	Changes Attributable to:			2013
		Price	Volume/ Mix	Cost/Other
Operating Income	$32	$(105)	$154	$(25)	$56

In 2013, sales and operating income increased from prior year due to large sales of non-strategic/timberland properties including approximately 21,000 acres in the southeast and 5,400 acres in Washington. Additionally, 2013 results included the sale of approximately 128,000 acres of New York timberland holdings.
Trading

(in millions)	2012	Changes Attributable to:		2013
		Price	Volume/ Other
Sales	$94	$13	$25	$132

(in millions)	2012	Changes Attributable to:			2013
		Margin	F/X	Other
Operating Income	—	$1	$1	—	$2

Sales from our Trading business increased $38 million over the prior year due to increased Asian demand, resulting in a $2 million increase in operating income.
Corporate and Other Expense/Eliminations
Corporate and other expenses for 2013 decreased $16 million from 2012, primarily due to the $16 million gain related to the consolidation of the New Zealand JV. This gain included the recognition of a $10 million deferred gain based on the original sale of our New Zealand operations to the New Zealand JV in 2005 and a $6 million benefit due to the required fair market value remeasurement of our equity interest in the New Zealand JV held before the purchase of the additional interest.
Interest Expense and Interest/Other Income
Interest expense was $41 million in 2013 versus $43 million in 2012. The decrease was primarily due to a higher allocation of interest to discontinued operations in 2013. The 2013 results included a $4 million charge on the early redemption by the note holders of $41.5 million of our $172.5 million Senior Exchangeable Notes due in 2015, partially offset by lower borrowing rates in 2013 compared to the prior year.
Income Tax Expense
The full year 2013 tax benefit from continuing operations before discrete items was $27 million compared to $32 million in the prior year period. Including discrete items, the income tax benefit from continuing operations was $36 million in 2013 versus $27 million in 2012. The lower income tax benefit for 2013 reflects $6 million in taxes associated with the gain on consolidation of the New Zealand JV. See Note 10 — Income Taxes for additional information regarding the provision for income taxes and the discrete tax items.

Liquidity and Capital Resources
Our principal source of cash is cash flow from operations, primarily the harvesting of timber and sales of real estate. Our main use of cash is dividends due to the REIT distribution requirements. We also use cash to maintain the productivity of our timberlands through replanting and silviculture. Our operations have generally produced consistent cash flows and required limited capital resources. Short-term borrowings have helped fund working capital needs while acquisitions of timberlands generally require funding from external sources.
Summary of Liquidity and Financing Commitments

	As of December 31,
(in millions of dollars)	2014	2013	2012
Cash and cash equivalents	$162	$200	$281
Total debt (a)	752	1,574	1,270
Shareholders’ equity	1,575	1,755	1,438
Adjusted EBITDA (b)	235	220	122
Total capitalization (total debt plus equity)	2,327	3,329	2,708
Debt to capital ratio	32%	N/M	N/M
Debt to Adjusted EBITDA (b)	3.2	N/M	N/M
Net Debt to Adjusted EBITDA (b)	2.5	N/M	N/M
Net debt to enterprise value (c)	14%	N/M	N/M

(a)
2014 total debt decreased from 2013 due to $812 million in net repayments during the year using proceeds primarily from the spin-off of the Performance Fibers business and $10 million of favorable change in the exchange rate between the U.S. dollar and New Zealand dollar at December 31, 2014 versus December 31, 2013. See Note 13 — Debt for additional information.

(b)	For a reconciliation of Adjusted EBITDA to net income see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Liquidity Indicators.

(c)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price, plus net debt, at December 31, 2014.
Liquidity Facilities
In April 2011, the Company entered into a five-year $300 million unsecured revolving credit facility, which was increased to $450 million in August 2011. As part of the aforementioned spin-off of Performance Fibers, the revolving credit facility was fully repaid and, in second quarter of 2014, amended to reduce the Company’s borrowing capacity to $200 million after the spin-off was completed. The periodic interest rate on the revolving credit facility is LIBOR plus 117.5 basis points with an unused commitment fee of 20 basis points. During fourth quarter 2014, the Company borrowed $16 million under the facility for general corporate purposes and at December 31, 2014 had $182 million of available borrowing capacity, net of $2 million to secure its outstanding letters of credit.
In December 2012, the Company entered into a $640 million senior unsecured term credit agreement with banks in the farm credit system, which is a network of cooperatives. As part of the aforementioned spin-off of Performance Fibers, the facility was fully repaid and, in second quarter 2014, amended to reduce the Company’s borrowing capacity to $100 million after the spin-off was completed. The agreement matures in December 2019 and has a delayed draw feature that allows borrowings up to $100 million through December 2017 using a maximum of three remaining advances. The periodic interest rate on the term credit agreement is LIBOR plus 162.5 basis points with an unused commitment fee of 20 basis points. The Company receives annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company expects the effective interest rate to approximate LIBOR plus 107 basis points after consideration of the patronage refunds. The Company had $100 million of available borrowing capacity under this facility as of December 31, 2014.
The New Zealand JV is party to a $18 million Working Capital Facility which available for short-term operating cash flow needs of the New Zealand JV. This facility holds a variable interest rate indexed to the Official Cash Rate set by the Reserve Bank of New Zealand. The margin ranges from 1.20 percent to 1.45 percent based on the interest coverage ratio and the length of time each borrowing is outstanding. At December 31, 2014, there was no outstanding balance on the Working Capital Facility.

See Note 13 — Debt for additional information on these agreements and other outstanding debt, as well as for information on covenants that must be met in connection with our installment note, mortgage notes, senior notes, term credit agreement and the revolving credit facility.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended December 31 (in millions of dollars):

	2014	2013	2012
Total cash provided by (used for):
Operating activities	$317	$545	$446
Investing activities	(193)	(469)	(473)
Financing activities	(161)	(157)	229
Effect of exchange rate changes on cash	(1)	—	—
(Decrease) increase in cash and cash equivalents	$(38)	$(81)	$202
Cash Provided by Operating Activities
The decline in cash provided by operating activities in 2014 was primarily attributable to lower income from the Performance Fibers business and the spin-off of this segment on June 27, 2014. These results were partially offset by lower working capital requirements as 2013 included a $70 million payment to exchange AFMC for CBPC.
Cash Used for Investing Activities
Cash used for investing activities in 2014 decreased $276 million compared to 2013. In 2014, a $121 million change in restricted cash and a $38 million decrease in capital expenditures was largely offset by a $110 million increase in timberland acquisitions. The prior year period included large cash outlays for the purchase of an additional interest in the New Zealand JV of $140 million and the Cellulose Specialties Expansion project of $148 million, partially offset by $63 million of after-tax proceeds from the sale of our Wood Products business.
Cash (Used for) Provided by Financing Activities
Cash used for financing activities in 2014 was relatively consistent with the prior year. In 2014, higher net debt repayments (including debt issuance costs) of $874 million and higher dividend payments of $20 million was offset by $906 million of proceeds from the spin-off of the Performance Fibers business.
In 2014, our annual dividend was $2.03 per share. After making dividend payments of $0.49 per share in both the first and second quarters, we reduced our third quarter dividend to $0.30 per share based on the post-spin structure of our Company. We also paid a $0.50 per share special dividend in the third quarter from proceeds received from Rayonier Advanced Materials to effect the spin-off. We lowered our dividend rate to $0.25 per share in the fourth quarter as a result of our previously announced internal review and our revised expectations regarding annual harvest levels as well as reduced reliance on sales of non-strategic timberlands.
Credit Ratings
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. The January 2014 announcement of the separation of the Performance Fibers business caused Moody’s Investors Service (“Moody’s”) to revise our outlook from “Stable” to “Under Review” while Standard & Poor’s Ratings Services (“S&P”) revised our outlook from “Stable” to “Credit Watch Negative.” In July 2014, S&P lowered our credit ratings, including our corporate credit rating, from “BBB+” to “BBB”. In November 2014, S&P further lowered our credit ratings to “BBB-.” As of December 31, 2014, our credit ratings from S&P and Moody’s were “BBB-” and “Baa2,” respectively, with both services listing our outlook as “Stable.”
Strategy
We continuously evaluate our capital structure. Our strategy is to keep our weighted-average cost of capital competitive with other timberland REITs and TIMOs, while maintaining an investment grade debt rating as well as retaining the flexibility to actively pursue opportunities as they become available. Overall, we believe we have adequate liquidity and sources of capital to run our businesses efficiently and effectively and to maximize the value of our timberland and real estate assets under management.

Expected 2015 Expenditures
Capital expenditures in 2015 are forecasted to be between $65 million and $68 million, excluding any strategic timberland acquisitions we may make. Capital spending is expected to be primarily limited to seedling planting, fertilization and other silvicultural activities. However, one of our strategic goals is to increase the size and quality of our timberland holdings through acquisitions and we actively evaluate acquisition opportunities.
Our 2015 dividend payments are expected to be approximately $127 million assuming no change in the quarterly dividend rate of $0.25 per share.
We made no discretionary pension contributions in 2014 or 2013. We have no mandatory pension contributions in 2015 but may make discretionary contributions in the future. On an ongoing basis, cash income tax payments are expected to be minimal. During 2015, we may repatriate approximately $27 million of proceeds received in consideration for our sale of forestry assets to the New Zealand JV when it was formed in 2005. If this occurs, we anticipate that cash payments for income taxes in 2015 will be approximately $3 million.

Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”), and Cash Available for Distribution (“CAD”). These measures are not defined by Generally Accepted Accounting Principles (“GAAP”) and the discussion of Adjusted EBITDA and CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses Adjusted EBITDA as a performance measure and CAD as a liquidity measure. Adjusted EBITDA and CAD as defined may not be comparable to similarly titled measures reported by other companies.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of real estate sold (excluding strategic divestitures), the gain related to consolidation of the New Zealand joint venture, discontinued operations, separation costs related to the Performance Fibers spin-off and internal review and restatement costs. Below is a reconciliation of Net Income to Adjusted EBITDA for the five years ended December 31 (in millions of dollars):

	2014	2013	2012	2011	2010
Net Income to Adjusted EBITDA Reconciliation
Net Income	$98	$374	$279	$276	$218
Interest, net, continuing operations	50	38	42	45	48
Income tax benefit, continuing operations	(10)	(36)	(27)	(48)	(42)
Depreciation, depletion and amortization	120	117	85	77	82
Non-cash cost of land sold	13	10	5	4	7
Cost related to spin-off of Performance Fibers	4	—	—	—	—
Internal review and restatement costs	4	—	—	—	—
Gain related to interest in New Zealand JV (a)	—	(16)	—	—	(12)
Discontinued operations (b)	(44)	(267)	(262)	(218)	(169)
Adjusted EBITDA	$235	$220	$122	$136	$132

(a)	Includes a $16 million gain related to the consolidation of the New Zealand JV in 2013 and a $12 million gain from the sale of a portion of the Company’s interest in the New Zealand JV in 2010.

(b)	Includes net income from discontinued operations.
See Item 6 — Selected Financial Data for a reconciliation of Adjusted EBITDA to Operating Income by segment as well as Item 7 — Results of Operations for an analysis in changes in Adjusted EBITDA from the prior year.

CAD is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. We define CAD as Cash Provided by Operating Activities adjusted for capital spending (excluding strategic acquisitions), strategic divestitures, cash provided by discontinued operations and working capital and other balance sheet changes. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.” Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five years ended December 31 (in millions):

	2014	2013	2012	2011	2010
Cash provided by operating activities (a)	$317	$545	$446	$432	$495
Capital expenditures from continuing operations (b)	(63)	(64)	(50)	(44)	(35)
Non-cash cost of New York timberland sale	—	(54)	—	—	—
Cash flow from discontinued operations	(118)	(276)	(314)	(271)	(419)
Working capital and other balance sheet changes	(21)	(68)	(69)	(81)	3
CAD	$115	$83	$13	$36	$44
Mandatory debt repayments	—	(42)	(323)	(93)	(1)
Adjusted CAD	$115	$41	$(310)	$(57)	$43

Cash used for investing activities	$(193)	$(469)	$(473)	$(489)	$(143)
Cash (used for) provided by financing activities	$(161)	$(157)	$229	$(215)	$(78)

(a)	Cash flow from operating activities for 2010 includes $205.2 million, net of expenses, related to the AFMC offset by a $27.5 million pension contribution.

(b)
Capital expenditures exclude strategic capital of $131 million for timberland acquisitions during the year ended December 31, 2014. Strategic capital totaled $140 million for the purchase of additional interest in the New Zealand JV and $20 million for timberland acquisitions for the year ended December 31, 2013. In 2012, timberland acquisitions totaled $107 million.

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

Contractual Financial Obligations
In addition to using cash flow from operations, we finance our operations through the issuance of debt and by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Consolidated Balance Sheets, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.
The following table aggregates our contractual financial obligations as of December 31, 2014 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2015	2016-2017	2018-2019	Thereafter
Long-term debt (a)	$621	—	$252	—	$369
Current maturities of long-term debt (b)	131	131	—	—	—
Interest payments on long-term debt (c)	118	29	34	24	31
Operating leases — timberland	175	10	19	15	131
Operating leases — PP&E, offices	3	1	1	1	—
Purchase obligations — derivatives (d)	8	—	—	6	2
Purchase obligations — other	1	—	1	—	—
Total contractual cash obligations	$1,057	$171	$307	$46	$533

(a)	The book value of our long-term debt is currently recorded at $621.8 million on the Company’s consolidated balance sheet, but upon maturity the liability will be $620.5 million.

(b)	The book value of our current maturities of long-term debt is currently recorded at $129.7 million on our consolidated balance sheet, but upon maturity the liability will be $131.0 million.

(c)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2014.

(d)	Purchase obligations represent payments expected to be made on derivative instruments held in New Zealand. See Note 6 —Derivative Financial Instruments and Hedging Activities.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of December 31, 2014, we had $31 million of U.S. long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.3 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on U.S. variable rate debt results from changes in LIBOR.
As of December 31, 2014, our New Zealand JV had $184 million of long-term variable rate debt. This debt is subject to interest rate risk resulting from changes in the 90 day New Zealand Bank bill rate. The New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amount of the outstanding long-term interest rate swap contracts at December 31, 2014 was $149 million, or 81 percent of the variable rate debt. The weighted average fixed interest rate of long-term interest rate swaps as of December 31, 2014 is 5.2 percent. These contracts have maturity dates extending through January 2020. We also have short-term interest rate contracts with a notional amount of $13 million.
The fair market value of our long-term fixed interest rate debt changes as interest rates change. The estimated fair value of our long-term fixed-rate debt at December 31, 2014 was $413 million compared to the $405 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2014 would result in a corresponding decrease of approximately $21 million or increase of approximately $23 million in the fair value of our long-term fixed-rate debt.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At December 31, 2014, the New Zealand JV had foreign currency option contracts with a notional amount of $79 million and foreign currency exchange contracts with a notional amount of $29 million. The amount hedged represents 55 percent of forecast U.S. dollar denominated sales proceeds over the next 18 months. In December 2014, we entered into a foreign currency exchange contract with a notional amount of NZ$35 million, or US$27 million as of December 31, 2014. The foreign currency contract is designated as a net investment hedge of our New Zealand based-operations to mitigate our risk to fluctuations in foreign currency exchange rates. For additional information regarding our derivative balances and activity, see Note 6 — Derivative Financial Instruments and Hedging Activities.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2014.
Internal Control Over Financial Reporting
With regard to the Company’s internal control over financial reporting as defined in paragraph (f) of Rule 13a-15(f), see Management’s Report on Internal Control over Financial Reporting on page F-1, followed by the Report of Independent Registered Public Accounting Firm on pages F-2 through F-3, included in Item 8 — Financial Statements and Supplementary Data of this annual report on Form 10-K.
In our quarterly report on Form 10-Q for the quarter ended September 30, 2014, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013, March 31, 2014, June 30, 2014 or September 30, 2014.
On June 27, 2014, the Company spun off its Performance Fibers business to its shareholders as a newly formed publicly traded company named Rayonier Advanced Materials Inc. Following the spin-off, new management conducted a review of the Company’s operations and business strategies and identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in each of the quarterly periods ended March 31, 2014 and June 30, 2014. At the direction of the Company’s Board of Directors, management commenced an internal review into these matters with the assistance of independent counsel, forensic accountants and financial advisers. As a result of the internal review, the Company concluded that it included in merchantable timber inventory, timber in specially designated parcels located in restricted, environmentally sensitive or economically inaccessible areas, which was incorrect, inconsistent with the Company’s definition of merchantable timber inventory, and a significant change from prior years. As a result, management concluded that the Company understated depletion expense in cost of goods sold (referred to as “Cost of sales” in the Company’s consolidated statements of income and comprehensive income) by approximately $2.0 million in each of the quarterly periods ended March 31, 2014 and June 30, 2014, which resulted in a corresponding overstatement of income from continuing operations of $1.9 million and $2.0 million, respectively, in those periods. Management determined that errors in depletion expense calculated in the years ended December 31, 2013, and 2012 were immaterial and did not require restatement. The cumulative effect of the immaterial errors in depletion expense for these and prior periods were reflected in the Company’s financial statements for the third quarter of 2014 as an out-of-period adjustment. The Company filed amendments to its Forms 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and restated its interim consolidated financial statements for those periods.
Management and Ernst & Young LLP (“EY”) originally concluded that there was not a material weakness in the Company’s internal control over financial reporting as of December 31, 2013, and this conclusion was reflected in the Company’s Initial Form 10-K. Subsequent to the filing of the Initial Form 10-K and in connection with the restatement discussed above, under the direction of the Chief Executive Officer and Chief Financial Officer, management conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting. After extensive consultation with EY and the Company’s forensic accountants, management concluded that the Company did not maintain effective control, as of December 31, 2013, over the accounting for depletion expense. Specifically, the Company’s controls related to the preparation and review of the annual depletion calculation which commenced in 2013 were not adequate to ensure that the changes in depletion rate estimates used to recognize depletion expense in 2014 were in accordance with accounting principles generally accepted in the United States of America. Further, these controls relied, in part, on electronic data from information technology systems with ineffective user access and program change management general controls. Accordingly, management has now concluded that the Company’s internal control over financial reporting was ineffective at December 31, 2013 based on the aggregation of these deficiencies. EY has reached the same conclusion.

During the third and fourth quarters of 2014, the Company implemented its plan to remediate the material weakness described above, which consisted of the following main elements:

•
enhanced senior finance management supervision and review of the depletion rate estimates and coordination with the Company’s technical and operations personnel as to volumes of merchantable timber included in the calculation of depletion expense,

•	instituted more formal procedures around the review and approval of changes to the estimate of merchantable timber inventory and its effect on the calculation of depletion expense, and

•	implemented controls over user access and changes to system data used in the depletion rate estimates.
As of December 31, 2014, management has determined that the material weakness identified has been remediated. EY has reached the same conclusion.
In the quarter ended December 31, 2014, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no other changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014. The report on the Company’s internal control over financial reporting as of December 31, 2014, is on page F-3.

RAYONIER INC.

By:	/s/ DAVID L. NUNES
David L. Nunes President and Chief Executive Officer (Principal Executive Officer)
March 2, 2015

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)
March 2, 2015

By:	/s/ H. EDWIN KIKER
H. Edwin Kiker Chief Accounting Officer (Principal Accounting Officer)
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rayonier Inc.

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rayonier Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rayonier Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rayonier Inc.

We have audited Rayonier Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). Rayonier Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rayonier Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rayonier Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2014 of Rayonier Inc. and Subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
March 2, 2015

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2014	2013	2012
SALES	$603,521	$659,718	$378,608
Costs and Expenses
Cost of sales	483,860	530,772	305,479
Selling and general expenses	47,883	55,433	58,632
Other operating income, net (Note 16)	(26,511)	(18,487)	(17,011)
	505,232	567,718	347,100
Equity in income of New Zealand joint venture	—	562	550
OPERATING INCOME BEFORE GAIN RELATED TO CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	98,289	92,562	32,058
Gain related to consolidation of New Zealand joint venture (Note 4)	—	16,098	—
OPERATING INCOME	98,289	108,660	32,058
Interest expense	(44,248)	(40,941)	(42,826)
Interest and miscellaneous (expense) income, net	(9,199)	2,439	482
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	44,842	70,158	(10,286)
Income tax benefit	9,601	35,685	27,060
INCOME FROM CONTINUING OPERATIONS	54,443	105,843	16,774
DISCONTINUED OPERATIONS, NET (Note 3)
Income from discontinued operations, net of income tax expense of $20,578, $106,397 and $115,450	43,403	267,955	261,911
NET INCOME	97,846	373,798	278,685
Less: Net (loss) income attributable to noncontrolling interest	(1,491)	1,902	—
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	99,337	371,896	278,685
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax benefit of $78, $0 and $0	(15,847)	(5,710)	4,352
New Zealand joint venture cash flow hedges, net of income tax benefit (expense) of $861, ($248) and $0	(1,855)	3,629	213
Net gain (loss) from pension and postretirement plans, net of income tax (expense) benefit of ($35,852), ($27,786) and ($339)	54,046	61,869	(496)
Total other comprehensive income	36,344	59,788	4,069
COMPREHENSIVE INCOME	134,190	433,586	282,754
Less: Comprehensive loss attributable to noncontrolling interest	(6,462)	(1,550)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$140,652	$435,136	$282,754
EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.44	$0.83	$0.14
Discontinued Operations	0.34	2.13	2.13
Net Income	$0.78	$2.96	$2.27
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.43	$0.80	$0.13
Discontinued Operations	0.33	2.06	2.04
Net Income	$0.76	$2.86	$2.17

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars)

	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,558	$199,644
Accounts receivable, less allowance for doubtful accounts of $42 and $673	24,018	94,956
Inventory (Note 12)	9,042	138,818
Current deferred tax assets	—	39,100
Prepaid logging roads	12,665	12,992
Prepaid and other current assets	7,080	33,584
Total current assets	214,363	519,094

TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,083,743	2,049,378
PROPERTY, PLANT AND EQUIPMENT
Land	1,833	20,138
Buildings	8,961	180,573
Machinery and equipment	3,503	1,760,641
Construction in progress	579	19,795
Total property, plant and equipment, gross	14,876	1,981,147
Less—accumulated depreciation	(8,170)	(1,120,326)
Total property, plant and equipment, net	6,706	860,821
OTHER ASSETS (Note 9)	148,303	256,208
TOTAL ASSETS	$2,453,115	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$20,211	$69,293
Current maturities of long-term debt (Note 13)	129,706	112,500
Accrued taxes	11,405	8,551
Uncertain tax positions	—	10,547
Accrued payroll and benefits	6,390	24,948
Accrued interest	8,433	9,531
Accrued customer incentives	—	9,580
Other current liabilities	25,857	24,327
Current liabilities for dispositions and discontinued operations (Note 17)	—	6,835
Total current liabilities	202,002	276,112
LONG-TERM DEBT (Note 13)	621,849	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS (Note 17)	—	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 22)	33,477	95,654
OTHER NON-CURRENT LIABILITIES	20,636	27,225
COMMITMENTS AND CONTINGENCIES (Notes 18, 19 and 20)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 126,773,097 and 126,257,870 shares issued and outstanding	702,598	692,100
Retained earnings	790,697	1,015,209
Accumulated other comprehensive loss	(4,825)	(46,139)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,488,470	1,661,170
Noncontrolling interest	86,681	94,073
TOTAL SHAREHOLDERS’ EQUITY	1,575,151	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,453,115	$3,685,501

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2014	2013	2012
OPERATING ACTIVITIES
Net income	$97,846	$373,798	$278,685
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	119,980	116,854	84,631
Non-cash cost of land sold	13,264	10,212	4,746
Non-cash cost of New York timberland sale	—	53,990	—
Stock-based incentive compensation expense	7,869	11,683	15,116
Amortization of debt discount/premium	1,092	1,215	6,323
Deferred income taxes	1,828	5,857	3,505
Tax benefit of AFMC for CBPC exchange	—	(18,761)	(12,196)
Non-cash adjustments to unrecognized tax benefit liability	(6,597)	3,967	—
Depreciation and amortization from discontinued operations	37,985	74,940	64,087
Amortization of losses from pension and postretirement plans	7,276	22,029	19,493
Gain on sale of discontinued operations, net	—	(42,121)	—
Gain related to consolidation of New Zealand joint venture	—	(16,098)	—
Loss on early redemption of exchangeable notes	—	3,974	—
Other	3,307	(6,082)	(2,880)
Changes in operating assets and liabilities:
Receivables	4,300	11,100	(4,248)
Inventories	3,926	(19,986)	(10,649)
Accounts payable	29,929	(1,655)	(7,967)
Income tax receivable/payable	838	47,232	65,212
All other operating activities	(1,200)	(8,094)	2,750
Payment to exchange AFMC for CBPC	—	(70,311)	(50,768)
Expenditures for dispositions and discontinued operations	(5,096)	(8,570)	(9,926)
CASH PROVIDED BY OPERATING ACTIVITIES	316,547	545,173	445,914
INVESTING ACTIVITIES
Capital expenditures	(123,689)	(162,183)	(155,520)
Purchase of additional interest in New Zealand joint venture	—	(139,879)	—
Purchase of timberlands	(130,896)	(20,401)	(106,536)
Jesup mill cellulose specialties expansion	—	(148,262)	(198,341)
Proceeds from disposition of Wood Products business	—	62,720	—
Change in restricted cash	62,256	(58,385)	(10,559)
Other	(478)	(2,530)	(1,945)
CASH USED FOR INVESTING ACTIVITIES	(192,807)	(468,920)	(472,901)
FINANCING ACTIVITIES
Issuance of debt (Note 13)	1,426,464	622,885	1,230,000
Repayment of debt	(1,289,637)	(549,485)	(813,610)
Dividends paid	(257,517)	(237,016)	(206,583)
Proceeds from the issuance of common shares	5,579	10,101	25,495
Excess tax benefits on stock-based compensation	—	8,413	7,635
Repurchase of common shares	(1,858)	(11,326)	(7,783)
Debt issuance costs	(12,380)	—	(6,135)
Purchase of timberland deeds for Rayonier Advanced Materials	(12,677)	—	—
Debt issuance funds distributed to Rayonier Advanced Materials	(924,943)	—	—
Proceeds from spin-off of Rayonier Advanced Materials	906,200	—	—
Other	(680)	(713)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(161,449)	(157,141)	229,019
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(377)	(64)	(39)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(38,086)	(80,952)	201,993
Balance, beginning of year	199,644	280,596	78,603
Balance, end of year	$161,558	$199,644	$280,596

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2014	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$47,640	$44,156	$34,956
Income taxes	8,789	99,120	74,745
Non-cash investing activity:
Capital assets purchased on account	2,599	15,522	25,926
Non-cash financing activity:
Shareholder debt assumed in acquisition of New Zealand joint venture	—	125,532	—
Conversion of shareholder debt to equity noncontrolling interest	—	(95,961)	—
Partial conversion of Senior Exchangeable Notes to equity	—	2,453	—

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS
Rayonier Inc., including its consolidated subsidiaries (“Rayonier” or “the Company”), is a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive timber growing regions in the U.S. and New Zealand. The Company owns or leases approximately 2.7 million acres of timberland, located in the United States and New Zealand. Included in this property is approximately 0.2 million acres of timberlands located primarily along the coastal region from Savannah, Georgia to Daytona Beach, Florida, with long-term potential for real estate development. The Company also engages in the trading of logs, primarily to support the Company’s New Zealand export operations.
Rayonier operates in five reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. See Note 5 — Segment and Geographical Information for further discussion of its reportable business segments and Note 3 — Discontinued Operations for additional information on the sale of the Wood Products business and the spin-off of the Performance Fibers business.
The Company is a REIT and is generally not required to pay federal income taxes on its U.S. timber harvest earnings and other U.S. REIT operations contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The U.S. timber operations are primarily conducted by the Company’s wholly-owned REIT subsidiaries. Non-REIT qualifying and certain foreign operations, which are subject to corporate-level tax on earnings, are operated by taxable subsidiaries. These operations include the Real Estate segment’s entitlement and sale of higher and better use (“HBU”) properties as well as the log trading business. The Company’s consolidated joint venture, Matariki Forestry Group (“New Zealand JV”), is subject to entity-level tax in New Zealand.
Southern, Pacific Northwest and New Zealand Timber
The Company’s Timber segments own or lease approximately 2.7 million acres of timberlands located in the U.S. and New Zealand. The Timber segments conduct timber harvesting activities, manage timberlands and sell timber and logs to third parties. On April 4, 2013, the Company acquired an additional 39 percent interest in the New Zealand JV, which currently owns or leases approximately 451,000 gross acres (309,000 net plantable acres) of New Zealand timberlands. The acquisition of additional interest brought the Company’s ownership to 65 percent. As a result, the New Zealand JV’s results of operations have been consolidated and included within the New Zealand Timber segment (formerly within the Forest Resources segment) since the date Rayonier acquired control. Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited (“RNZ”) serves as the manager of the New Zealand JV forests. See Note 4 — Joint Venture Investment.
During 2014, the Company acquired approximately 62 thousand acres of timberlands. See Note 8 — Timberland Acquisitions for additional information.
Real Estate
The vast majority of the Company’s HBU properties are managed as timberland and generate cash flow from timber operations prior to their sale or, in the case of Development Improved properties, prior to improvement. As a portion of the Company’s acreage has become more valuable for development, residential, recreational or conservation purposes than for growing timber, Rayonier employs a detailed land classification process for all of its timberland and HBU acres.
Trading
The Company’s trading business comprises log trading in New Zealand conducted by the New Zealand JV in two core areas of business: managed export services on behalf of third parties and procured logs for export sale by the New Zealand JV. The Trading segment complements the New Zealand Timber segment by adding scale and achieving cost savings that directly benefit the New Zealand Timber segment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These statements include the accounts of Rayonier Inc. and its subsidiaries, in which it has a majority ownership or controlling interest. As of April 2013, the Company held a controlling interest (65 percent) in its New Zealand JV, and, as such, consolidates its results of operations and Balance Sheet. The Company also records a noncontrolling interest in its consolidated financial statements representing the minority ownership interest (35 percent) of the New Zealand JV’s results of operations and equity. All intercompany balances and transactions are eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There are risks inherent in estimating and therefore actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include time deposits with original maturities of three months or less. The consolidated cash balance includes time deposits of $0 and $45 million at December 31, 2014 and December 31, 2013, respectively. The time deposit outstanding at December 31, 2013 was a one-month instrument which bore interest at 24 basis points.
Accounts Receivable
Accounts receivable are primarily amounts due to the Company for the sale of timber and are presented net of an allowance for doubtful accounts.
Prepaid Logging Roads
Costs for roads in the Pacific Northwest built to access particular tracts to be harvested in the upcoming 24 months are recorded as prepaid logging roads. The Company charges such costs to expense as timber is harvested using an amortization rate determined annually as the total cost of prepaid roads divided by the estimated tons of timber to be accessed by those roads. The prepaid balance is classified as short-term or long-term based on the upcoming harvest schedule.
Inventory
HBU real estate properties that are expected to be sold within one year are included in inventory, while properties that are expected to be sold after one year are included in “Other assets.” Inventory also includes seedlings as well as logs available to be sold by the log trading segment.
Timber and Timberlands
Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing timber including real estate taxes, lease rental payments, site preparation and direct support costs relating to facilities, vehicles and supplies are capitalized. Payroll costs are capitalized only for time spent on these activities, while interest or any other intangible costs aside from those mentioned above are not capitalized. An annual depletion rate is established for each particular region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense, included in cost of sales, at the time the timber is harvested or when the underlying timberland is sold based on the relationship of timber sold to the estimated volume of currently merchantable timber.
Upon the acquisition of timberland, the Company makes a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new, separate pool. This determination is based on the geographic location of the new timber, the customers/markets that will be served and the species mix. If the acquisition is similar, the cost of the acquired timber is combined into an existing depletion pool and a new depletion rate is calculated for the pool. This determination and depletion rate adjustment normally occurs in the quarter following the acquisition.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Property, Plant, Equipment and Depreciation
Property, plant and equipment additions are recorded at cost, including applicable freight, interest, construction and installation costs. The Company depreciates its assets, including office, and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively.
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
Goodwill
Goodwill represents the excess of the acquisition cost of the New Zealand JV over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. An impairment test for this reporting unit’s goodwill is performed annually and whenever events or circumstances indicate that the value of goodwill may be impaired. In performing Step 1 (recoverability test) of the impairment test as outlined in Accounting Standards Codification (“ASC”) 360-10-35, Impairment or Disposal of Long-Lived Assets, the Company compares the fair value of the New Zealand JV to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of the New Zealand JV, Step 2 of the test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date.
For Step 1 of the test, the Company estimates the reporting unit's fair value which utilizes an independent valuation for the New Zealand forest assets. The independent valuation of the New Zealand forest assets is based on discounted cash flow models where the fair value is calculated using cash flows from sustainable forest management plans. The fair value of the forest assets is measured as the present value of cash flows from one growth cycle based on the productive forest land, taking into consideration environmental, operational, and market restrictions. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment regarding future performance. The annual impairment test was performed as of October 1, 2014 and determined that the estimated fair value of the New Zealand JV exceeded its carrying value, and no impairment was recorded.
Foreign Currency Translation
The functional currency of the Company’s New Zealand-based operations is the New Zealand dollar. All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the respective balance sheet dates. Translation gains and losses are recorded as a separate component of Accumulated Other Comprehensive Income/(Loss), (“AOCI”), within Shareholders’ Equity.

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
Timber Sales
Revenue from the sale of timber is recognized when title passes to the buyer. The Company utilizes two primary methods or sales channels for the sale of timber, a stumpage or standing timber model and delivered logs. Under the stumpage model, standing timber is sold primarily under pay-as-cut contracts, with specified duration (typically one year or less) and fixed prices, whereby revenue is recognized as timber is severed and the sales volume is determined. The Company also sells stumpage under lump-sum contracts for specified parcels where the Company receives cash for the full agreed value of the timber prior to harvest and title and risk of loss pass to the buyer upon signing the contract. The Company retains interest in the land, slash products, and the use of the land for recreational and other purposes. Any uncut timber remaining at the end of the contract period reverts to the Company. Revenue is recognized for lump-sum timber sales when payment is received, the contract is signed and title and risk of loss pass to the buyer. A third type of stumpage sale the Company utilizes is an agreed-volume sale whereby revenue is recognized as periodic physical observations are made of the percentage of acreage harvested.
In delivered log sales, the Company hires third-party loggers and haulers to harvest timber and deliver it to a buyer. Revenue is recognized when the logs are delivered and title and risk of loss transfer to the buyer. Sales of delivered logs generally do not require an initial payment and are made to third-party customers on open credit terms. The sales method the Company employs for a given tract of timber depends upon local market conditions and which method is expected to provide the best overall margins.
Non-timber income included in “Other Operating Income, Net” is primarily comprised of hunting and recreational leases. Lease income is recognized ratably over the period of the lease.
Log Trading
Domestic log trading revenue for sales within New Zealand is recorded when the goods are received by the customer and title passes. Export log trading revenue is recorded when the ship leaves the port, at which time title passes to the customer.
Real Estate
The Company recognizes revenue on sales of real estate when the sale is consummated, generally when payment is received and title and risk of loss have passed to the buyer. Cost of sales associated with real estate sold comprises the cost of the land, the cost of any timber on the property that was conveyed to the buyer, and any closing costs including sales commissions that may be borne by the Company. Costs incurred to obtain land use entitlements or for infrastructure such as utilities, roads or other improvements are allocated ratably to the acres benefiting from such expenditures and charged to cost of sales as the acres are sold.
Employee Benefit Plans
The determination of expense and funding requirements for Rayonier’s defined benefit pension plan, its unfunded excess pension plan and its postretirement life insurance plan are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, salary increases, mortality rates, longevity and service lives of employees. See Note 22 — Employee Benefit Plans for assumptions used to determine benefit obligations, and the net periodic benefit cost for the year ended December 31, 2014.
Periodic pension and other postretirement expense is included in “Cost of sales,” “Selling and general expenses” and “Income from discontinued operations, net” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2014 and 2013, the Company’s pension plans were in a net liability position (underfunded) of $31.8 million and $71.7 million, respectively. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and Other Postretirement Benefits.” Changes in the funded status of the Company’s plans are recorded through comprehensive income (loss) in the year in which the changes occur. See Note 22 — Employee Benefit Plans for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company recognizes the effect of a change in income tax rates on deferred tax assets and liabilities in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date of the rate change. The Company records a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more-likely-than-not that such deferred tax assets will not be realized.
In determining the provision for income taxes, the Company computes an annual effective income tax rate based on annual income by legal entity, permanent differences between book and tax, and statutory income tax rates by jurisdiction. Inherent in the effective tax rate is an assessment of the ultimate outcome of current period uncertain tax positions. The Company adjusts its annual effective tax rate as additional information on outcomes or events becomes available. Discrete items such as taxing authority examination findings or legislative changes are recognized in the period in which they occur.
The Company’s income tax returns are subject to audit by U.S. federal, state and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, the Company records a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. The Company records a liability for an uncertain tax position that does not meet this criterion. The Company adjusts its liabilities for uncertain tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. Liabilities for unrecognized tax benefits are included in “Uncertain tax positions” and “Other Non-Current Liabilities” in the Company’s Consolidated Balance Sheets. See Note 10 — Income Taxes for additional information.
Reclassifications
Certain 2013 and 2012 amounts have been reclassified to conform with the current year presentation, including reclassifications for discontinued operations. Rayonier completed the spin-off of its Performance Fibers business on June 27, 2014 and completed the sale of its Wood Products business on March 1, 2013, as discussed at Note 3 — Discontinued Operations. Accordingly, the operating results of these businesses are reported as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for all periods presented. Certain administrative and general costs historically allocated to the businesses that remained with Rayonier are reported in continuing operations.
The December 31, 2014 Consolidated Balance Sheet reports only continuing operations and reflects the contribution of approximately $1.2 billion of assets, and corresponding liabilities and equity to Rayonier Advanced Materials in connection with the spin-off of the Performance Fibers business. The December 31, 2013 Consolidated Balance Sheet includes the Performance Fibers business.
The Consolidated Statements of Cash Flows for 2014, 2013 and 2012 have not been restated to exclude Performance Fibers or Wood Products cash flows. Cash flows for the year ended December 31, 2014 also reflect transactions related to the Performance Fibers spin-off, including borrowings to arrange the capital structure prior to the separation, proceeds received upon the spin-off and the use of proceeds to pay down debt and pay a special dividend.
New or Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This standard will be effective for Rayonier beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard requires a disposal of a component of an entity to be reported in discontinued operations if it represents a strategic shift with a major effect on an entity’s operations and financial results. It also removes requirements related to the evaluation of the component’s effect on ongoing operations and the entity’s continuing involvement with the component. Additional disclosures about discontinued operations are also required under this standard. ASU No. 2014-08 is required to be applied prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. As the Company has not elected early adoption, this standard will be effective for Rayonier’s first quarter 2015 Form 10-Q filing and is not expected to have any impact on the Company’s consolidated financial statements.
Subsequent Events
The Company has evaluated events occurring from December 31, 2014 to the date of issuance for potential recognition or disclosure in the consolidated financial statements.
Quarterly Dividend
On March 2, 2015, the Company announced a first quarter dividend of 25 cents per share payable March 31, 2015, to shareholders of record on March 17, 2015.
Legal Proceedings
See Note 18 — Contingencies.

3.	DISCONTINUED OPERATIONS
Spin-Off of the Performance Fibers Business
On June 27, 2014, Rayonier completed the tax-free spin-off of its Performance Fibers business and retained its timber, real estate and trading businesses. The spin-off resulted in two independent, publicly-traded companies, with the Performance Fibers business being spun off to Rayonier shareholders as a newly formed public company named Rayonier Advanced Materials. On June 27, 2014, the shareholders of record received one share of Rayonier Advanced Materials common stock for every three common shares of Rayonier held as of the close of business on the record date of June 18, 2014.
In connection with the spin-off, Rayonier Advanced Materials distributed $906.2 million in cash to Rayonier from $550 million in Senior Notes issued by Rayonier A.M. Products (a wholly-owned subsidiary of Rayonier Advanced Materials), $325 million in term loans, and $75 million from a revolving credit facility Rayonier Advanced Materials entered into prior to the spin-off. Pursuant to the terms of the Internal Revenue Service spin-off ruling, $75 million of this cash was paid to Rayonier’s shareholders as dividends. Of this $75 million, $63.2 million was paid to shareholders as a special dividend in the third quarter.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The Employee Matters Agreement governs the compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of Rayonier and Rayonier Advanced Materials, and generally allocates liabilities and responsibilities relating to employee compensation, benefit plans and programs. The Employee Matters Agreement provides that employees of Rayonier Advanced Materials will no longer participate in benefit plans sponsored or maintained by Rayonier. In addition, the Employee Matters Agreement provides that each of the parties will be responsible for their respective current employees and compensation plans for such current employees. The Employee Matters Agreement further provides that Rayonier Advanced Materials will be responsible for liabilities associated with former employees whose last employment was with the businesses that are to be operated by Rayonier Advanced Materials after the spin-off, including the Performance Fibers business, as well as certain specified former corporate employees. In addition, Rayonier will remain responsible for former employees whose last employment was with the businesses retained by Rayonier following the spin-off and certain specified corporate employees.
The Transition Services Agreement sets forth the terms on which Rayonier will provide to Rayonier Advanced Materials, and Rayonier Advanced Materials will provide to Rayonier, certain services or functions that were shared prior to the spin-off. Transition services include administrative, payroll, human resources, data processing, environmental health and safety, financial audit support, financial transaction support, information technology systems and various other corporate support services. The agreement provides for the provision of specified transition services, generally for a period of up to 18 months, on a cost basis.
Rayonier will not have significant continuing involvement in the operations of the Performance Fibers business going forward. Accordingly, the operating results of the Performance Fibers business, formerly disclosed as a separate reportable segment, are classified as discontinued operations in the Company's Consolidated Statements of Income and Comprehensive Income for all periods presented. Certain administrative and general costs historically allocated to the Performance Fibers segment are reported in continuing operations, as required.
The following table summarizes the operating results of the Company's discontinued operations related to the Performance Fibers spin-off for the three years ended December 31, 2014, as presented in "Income from discontinued operations, net" in the Consolidated Statements of Income and Comprehensive Income:

	2014	2013	2012
Sales	$456,180	$1,048,104	$1,104,882
Cost of sales and other	(369,210)	(736,471)	(738,412)
Transaction expenses	(22,989)	(3,208)	—
Income from discontinued operations before income taxes	63,981	308,425	366,470
Income tax expense	(20,578)	(84,398)	(111,802)
Income from discontinued operations, net	$43,403	$224,027	$254,668
In accordance with ASC 205-20-S99-3, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations where the debt is not directly attributed to the Performance Fibers business.  Interest expense has been allocated based on a ratio of net assets to be discontinued to the sum of consolidated net assets plus consolidated debt (other than debt directly attributable to the Timber and Real Estate operations). The following table summarizes the interest expense allocated to discontinued operations for the three years ended December 31, 2014:

	2014	2013	2012
Interest expense allocated to the Performance Fibers business	$(4,205)	$(8,964)	$(9,333)
The following table summarizes the depreciation, amortization and capital expenditures of the Company's discontinued operations related to the Performance Fibers business:

	2014	2013	2012
Depreciation and amortization	$37,985	$74,386	$60,909
Capital expenditures	60,443	97,874	104,908
Jesup mill cellulose specialties expansion	—	148,262	198,341

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The major classes of Performance Fibers assets and liabilities included in the spin-off are as follows:

June 27, 2014
Accounts receivable, net	$66,050
Inventory	121,705
Prepaid and other current assets	70,092
Property, plant and equipment, net	862,487
Other assets	103,400
Total assets	$1,223,734

Accounts payable	$65,522
Other current liabilities	51,006
Long-term debt	950,000
Non-current environmental liabilities	66,434
Pension and other postretirement benefits	102,633
Other non-current liabilities	7,269
Deficit	(19,130)
Total liabilities and equity	$1,223,734
In the third and fourth quarters of 2014, the Company made immaterial adjustments to the valuation of certain classes of Performance Fibers assets and liabilities included in the spin-off as the segregation of the pension and postretirement plans were finalized and tax obligations were updated based upon filing of the 2013 tax returns and allocated based on the terms of the Tax Sharing Agreement. The effect of these adjustments have been reflected in discontinued operations and equity for the year ended December 31, 2014.
Pursuant to a Memorandum of Understanding Agreement, Rayonier may provide Rayonier Advanced Materials with up to 120,000 tons of hardwood annually through July 30, 2017. Prior to the spin-off, hardwood intercompany purchases were transactions eliminated in consolidation as follows:

	2014	2013	2012
Hardwood purchases	$3,935	$3,051	$2,144
Sale of Wood Products Business
On March 1, 2013, Rayonier completed the sale of its Wood Products business (consisting of three lumber mills in Baxley, Swainsboro and Eatonton, Georgia) to International Forest Products Limited (“Interfor”) for $80 million plus a working capital adjustment. Accordingly, the operating results of the Wood Products business, formerly disclosed as a separate reportable segment, are classified as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013 and 2012.
Rayonier recognized an after-tax gain of $42.1 million on the sale, which included the acceleration of pension settlement costs of $0.5 million resulting from a lump sum distribution to Wood Products participants. The gain is included in “Income from discontinued operations, net” in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2013.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the operating results of the Company’s Wood Products discontinued operations as presented in “Income from discontinued operations, net” in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013 and 2012:

	2013	2012
Sales	$16,968	$87,510
Cost of sales and other	(14,258)	(76,619)
Gain on sale of discontinued operations	63,217	—
Income from discontinued operations before income taxes	65,927	10,891
Income tax expense	(21,999)	(3,648)
Income from discontinued operations, net	$43,928	$7,243
The sale did not meet the “held for sale” criteria prior to the period it was completed. The major classes of Wood Products assets and liabilities included in the sale were as follows:

March 1, 2013
Accounts receivable, net	$4,127
Inventory	4,270
Prepaid and other current assets	2,053
Property, plant and equipment, net	9,990
Total assets	$20,440

Total liabilities	$596
Cash flows from the Wood Products business were de minimis both individually and in the aggregate. As such, they were included with cash flows from continuing operations in the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012.
The following table reconciles the operating results of both the Performance Fibers and Wood Products discontinued operations, as presented in "Income from discontinued operations, net" in the Consolidated Statements of Income and Comprehensive Income:

	2014	2013	2012
Performance Fibers income from discontinued operations, net	$43,403	$224,027	$254,668
Wood Products income from discontinued operations, net	—	43,928	7,243
Income from discontinued operations, net	$43,403	$267,955	$261,911

4.	JOINT VENTURE INVESTMENT
On April 4, 2013 (the “acquisition date”), the Company acquired an additional 39 percent ownership interest in Matariki Forestry Group, a joint venture ("New Zealand JV") that owns or leases approximately 0.4 million legal acres of New Zealand timberlands. As a result of the acquisition, Rayonier is a 65 percent owner of the New Zealand JV and subsequent to April 4, 2013 consolidated the balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 35 percent noncontrolling interest are also shown separately. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., continues to serve as the manager of the New Zealand JV forests.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The Company’s operating results for the year ended December 31, 2013 reflect 26 percent of the New Zealand JV’s income prior to the acquisition date, as reported in “Equity in income of New Zealand joint venture” in the Consolidated Statements of Income and Comprehensive Income. The following represents the pro forma (unaudited) consolidated sales and net income for the two years ended December 31, 2014 as if the additional interest in the New Zealand JV had been acquired on January 1, 2013.

	2014	2013
Sales	$603,521	$1,742,348
Net Income	97,846	372,039

5.	SEGMENT AND GEOGRAPHICAL INFORMATION
Prior to the first quarter of 2013, the Company operated in four reportable business segments, Forest Resources, Real Estate, Performance Fibers and Wood Products. In March 2013, the Company sold its Wood Products business and its operations are shown as discontinued operations for the years ended December 31, 2013 and 2012. On June 27, 2014, the Company spun off its Performance Fibers business and its operations are shown as discontinued operations for all periods presented. See Note 3 — Discontinued Operations for additional information. Effective with the fourth quarter of 2014, the Company realigned its segments considering the economic characteristics of each business unit and the way management now internally evaluates business performance and makes capital allocation decisions.
As part of the realignment, the previously reported Forest Resources segment has been disaggregated into Southern Timber, Pacific Northwest Timber and New Zealand Timber segments. All prior period amounts have been reclassified to reflect the newly realigned segment structure. Sales in the Timber segments include all activities related to the harvesting of timber and other non-timber income activities such as the leasing of properties for hunting, mineral extraction and cell towers.
In the Real Estate segment, the Company changed the composition of its sales categories to include Unimproved Development, Improved Development, Rural, and Non-Strategic / Timberlands. The unimproved development sales category comprises properties sold for commercial, industrial or residential development purposes and for which Rayonier has not invested in improvements such as utilities or roads. Improved development includes sales of development property for which Rayonier, through one of its taxable REIT subsidiaries, has invested in infrastructure to enhance the value and marketability of the property. Conservation sales previously reported within Rural are now reported as Non-Strategic / Timberlands. All prior period amounts have been reclassified to reflect the newly realigned sales categories. Real Estate sales include all U.S. property sales, including those lands designated as HBU and those designated as the sale of non-strategic timberlands.
The Trading segment (formerly reported within “Other Operations”) comprises log trading in New Zealand, conducted by the Company’s New Zealand JV in two core areas of business, managed export services on behalf of third parties and procured logs for export sale by the New Zealand JV. The Trading segment complements the New Zealand Timber segment by adding scale and achieving cost savings that directly benefit the New Zealand Timber segment, and by contributing to income with minimal investment.
Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on segment operating income and Adjusted EBITDA. Asset information is not reported by segment, as the company does not produce asset information by segment internally.
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains (losses) from certain asset dispositions, interest income (expense), miscellaneous income (expense) and income tax (expense) benefit, are not considered by management to be part of segment operations and are included under “Corporate and other.”

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Segment information for each of the three years ended December 31, 2014 follows (in millions of dollars):

	Sales
	2014	2013	2012
Southern Timber	$142	$124	$109
Pacific Northwest Timber	102	110	110
New Zealand Timber	182	148	11
Real Estate (A)	77	149	57
Trading	104	132	94
Intersegment Eliminations	(3)	(3)	(2)
Total	$604	$660	$379

(a)	2013 included a fourth quarter sale of approximately 128,000 acres of New York timberlands for $57 million.

	Operating Income/(Loss)
	2014	2013	2012
Southern Timber	$46	$38	$23
Pacific Northwest Timber	30	33	21
New Zealand Timber	9	10	2
Real Estate	48	56	32
Trading	2	2	—
Corporate and other (a)	(37)	(30)	(46)
Total Operating Income	$98	$109	$32
Unallocated interest expense and other	(53)	(39)	(42)
Total income from continuing operations before income taxes	$45	$70	$(10)

(a)	2013 included a $16 million gain related to the consolidation of the New Zealand JV. See Note 4 — Joint Venture Investment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Gross Capital Expenditures
	2014	2013	2012
Capital Expenditures (a)
Southern Timber	$35	$39	$39
Pacific Northwest Timber	10	8	8
New Zealand Timber	18	16	—
Real Estate	—	—	2
Trading	—	—	—
Corporate and other	—	1	1
Total capital expenditures	$63	$64	$50

Strategic Capital Expenditures (timberland acquisitions)
Southern Timber	$126	$20	$101
Pacific Northwest Timber	2	—	—
New Zealand Timber (b)	—	140	—
Real Estate	2	—	5
Trading	—	—	—
Corporate and other	—	—	—
Total strategic capital expenditures	$130	$160	$106
Total Gross Capital Expenditures	$193	$224	$156

(a)	Excludes strategic capital expenditures presented separately.

(b)	Includes $139.9 million related to the purchase price of the additional 39 percent interest acquired in 2013. See Note 4 — Joint Venture Investment for additional information.

	Depreciation, Depletion and Amortization
	2014	2013	2012
Southern Timber	$52	$49	$53
Pacific Northwest Timber	21	21	22
New Zealand Timber (a)	32	28	—
Real Estate	13	18	8
Trading	—	—	—
Corporate and other	2	1	2
Total	$120	$117	$85

(a)	2013 included an increase of approximately $27 million in depletion expense related to the consolidation of the New Zealand JV. See Note 4 — Joint Venture Investment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Non-Cash Cost of Land Sold
	2014	2013	2012
Southern Timber	—	—	—
Pacific Northwest Timber	—	—	—
New Zealand Timber (a)	4	—	—
Real Estate	9	10	5
Trading	—	—	—
Corporate and other	—	—	—
Total	$13	$10	$5

	Sales by Product Line
	2014	2013	2012
Southern Timber	$142	$124	$109
Pacific Northwest Timber	102	110	110
New Zealand Timber	182	148	11
Real Estate
Unimproved Development	5	3	2
Improved Development	—	2	—
Rural	41	27	32
Non-Strategic / Timberlands (a)	31	117	23
Total Real Estate	77	149	57
Trading	104	132	94
Intersegment eliminations	(3)	(3)	(2)
Total Sales	$604	$660	$379

(a)	2013 included a fourth quarter sale of approximately 128,000 acres of New York timberlands for $57 million.

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2014	2013	2012	2014	2013	2012	2014	2013
United States	$318	$380	$274	$87	$81	$30	$1,884	$3,077
New Zealand (a)	286	280	105	11	28	2	569	609
Total	$604	$660	$379	$98	$109	$32	$2,453	$3,686

(a)	2013 included a $16 million operating income gain from the consolidation of the New Zealand JV. See Note 4 — Joint Venture Investment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

6.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market risk related to potential fluctuations in foreign currency exchange rates and interest rates. The Company’s New Zealand JV uses derivative financial instruments to mitigate the financial impact of exposure to these risks. The Company also uses derivative financial instruments to mitigate exposure to foreign currency risk due to the translation of the investment in Rayonier’s New Zealand-based operations from New Zealand dollars to U.S. dollars.
Accounting for derivative financial instruments is governed by ASC Topic 815, Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, the Company records its derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of AOCI and reclassified into earnings when the hedged transaction materializes. Gains and losses on derivatives that are designated and qualify for net investment hedge accounting are recorded as a component of AOCI and will not be reclassified into earnings until the Company’s investment in New Zealand is partially or completely liquidated. The ineffective portion of any hedge as well as changes in the fair value of derivatives not designated as hedging instruments (primarily New Zealand interest rate swaps) and those which are no longer effective as hedging instruments, are recognized immediately in earnings. The Company's hedge ineffectiveness was de minimis for all periods presented.
Foreign Currency Exchange and Option Contracts
The functional currency of RNZ and the New Zealand JV is the New Zealand dollar. These operations are exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in US dollars. The New Zealand JV typically hedges 50 percent to 90 percent of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 50 percent to 75 percent of forecasted sales and purchases for the forward three to 12 months and up to 50 percent of the forward 12 to 18 months. As of December 31, 2014, foreign currency exchange contracts and foreign currency option contracts had maturity dates through April 2016.
Foreign currency exchange and option contracts hedging foreign currency risk on export sales and ocean freight payments that were entered into subsequent to the Company’s acquisition of a majority interest in the New Zealand JV qualify for cash flow hedge accounting. The fair value of foreign currency exchange contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. The fair value of foreign currency option contracts is based on a mark-to-market calculation using the Black-Scholes option pricing model.
In December 2014, the Company entered into a foreign currency exchange contract to mitigate the risk of fluctuations in foreign currency exchange rates when translating RNZ’s balance sheet to U.S. dollars. This contract hedges a portion of the Company’s net investment in New Zealand and qualifies as a net investment hedge. The fair value of the foreign currency exchange contract is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. The ineffectiveness of the foreign currency exchange contract is measured using the spot rate method, whereby the change in the fair value of the contract, other than the change attributable to movements in the spot rate, is excluded from the measure of hedge ineffectiveness and is reported directly in earnings. The Company does not expect any ineffectiveness or changes other than those attributable to movements in the spot rate as the critical risks of the forward contract and the net investment in RNZ coincide.
Interest Rate Swaps
The Company uses interest rate swaps to manage the New Zealand JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. By converting a portion of these borrowings from floating rates to fixed rates, the Company has reduced the impact of interest rate changes on its expected future cash outflows. As of December 31, 2014, the Company’s long-term interest rate contracts hedged 81 percent of the New Zealand JV’s variable rate debt and had maturity dates through January 2020.
Fuel Hedge Contracts
The Company historically used fuel hedge contracts to manage its New Zealand JV’s exposure to changes in New Zealand’s domestic diesel prices. Due to the low volume of diesel fuel purchases made by the New Zealand JV in 2013, the Company decided to no longer hedge its diesel fuel purchases effective November 2013. There were no contracts remaining as of December 31, 2014.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table demonstrates the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014 and 2013. Information is not presented for 2012 as derivative balances and activity were not consolidated prior to Rayonier’s acquisition of a controlling interest in the New Zealand JV during 2013.

	Location on Statement of Income and Comprehensive Income	2014	2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$(1,069)	$950
	Other operating (income) expense	—	652
Foreign currency option contracts	Other comprehensive income (loss)	(1,647)	460

Derivative designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive income (loss)	(145)	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating (income) expense	25	(1,607)
Foreign currency option contracts	Other operating (income) expense	7	1,147
Interest rate swaps	Interest and miscellaneous (expense) income	(5,882)	6,085
Fuel hedge contracts	Cost of sales (benefit)	160	(255)
During the next 12 months, the amount of the December 31, 2014 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $0.9 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2014 and 2013:

	Notional Amount
	2014	2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$28,540	$32,300
Foreign currency option contracts	79,400	38,000

Derivative designated as a net investment hedge:
Foreign currency exchange contract	$27,419	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	$1,950
Foreign currency option contracts	—	4,000
Interest rate swaps	161,968	183,851
Fuel hedge contracts (in thousands of barrels)	—	38

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2014 and 2013. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows.

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2014	2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$132	$915
	Other assets	59	—
	Other current liabilities	(272)	—
Foreign currency option contracts	Prepaid and other current assets	299	673
	Other assets	198	—
	Other current liabilities	(1,439)	(214)
	Other non-current liabilities	(196)	—

Derivative designated as a net investment hedge:
Foreign currency exchange contract	Other current liabilities	(223)	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid and other current assets	—	$25
Foreign currency option contracts	Prepaid and other current assets	—	8
Interest rate swaps	Other non-current liabilities	(7,247)	(4,659)
Fuel hedge contracts	Prepaid and other current assets	—	160

Total derivative contracts:
Prepaid and other current assets		$431	$1,781
Other assets		257	—
Total derivative assets		$688	$1,781

Other current liabilities		$(1,934)	$(214)
Other non-current liabilities		(7,443)	(4,659)
Total derivative liabilities		$(9,377)	$(4,873)

(a)	See Note 7 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.
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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2014 and 2013, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	2014			2013
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$161,558	$161,558	—	$199,644	$199,644	—
Restricted cash (a)	6,688	6,688	—	68,944	68,944	—
Current maturities of long-term debt	(129,706)	—	(156,762)	(112,500)	—	(119,614)
Long-term debt	(621,849)	—	(628,476)	(1,461,724)	—	(1,489,810)
Interest rate swaps (b)	(7,247)	—	(7,247)	(4,659)	—	(4,659)
Foreign currency exchange contracts (b)	(304)	—	(304)	940	—	940
Foreign currency option contracts (b)	(1,138)	—	(1,138)	467	—	467
Fuel hedge contracts (b)	—	—	—	160	—	160

(a)	Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

(b)	See Note 6 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
In 12 separate transactions throughout 2014, Rayonier purchased 61,798 acres of timberland located in Alabama, Florida, Georgia, Texas and Washington, for approximately $130.0 million. These acquisitions were funded with cash on hand, like-kind exchange proceeds from real estate and timberland sales, or through the revolving credit facility and were accounted for as asset purchases. Additionally, in one transaction during 2014, 546 acres were purchased in New Zealand for approximately $0.9 million. This acquisition was funded with cash on hand.
In four separate transactions throughout 2013, Rayonier purchased 17,094 acres located in Florida, Georgia and Louisiana for $20.4 million. These acquisitions were funded with cash on hand or through the revolving credit facility and were accounted for as asset purchases.
The following table summarizes the timberland acquisitions at December 31, 2014 and 2013:

	2014		2013
	Cost	Acres	Cost		Acres
Alabama	$41,453	18,113	—		—
Florida	22,157	15,774	1,198		640
Georgia	46,525	16,573	10,215		9,036
Louisiana	—	—	8,894		7,418
Texas	17,960	10,900	94	(a)	—
Washington	1,878	438	—		—
New Zealand	923	546	—		—
Total Acquisitions	$130,896	62,344	$20,401		17,094

(a)	Represents funds expended in early 2013 for an acquisition in late 2012.

9.	OTHER ASSETS
Included in Other Assets are non-current prepaid and deferred income taxes, restricted cash, HBU real estate not expected to be sold within the next 12 months, goodwill in the New Zealand JV, and other deferred expenses including debt issuance and capitalized software costs.
As of December 31, 2014 and 2013, the cost of Rayonier’s HBU real estate not expected to be sold within the next 12 months was $77.4 million and $68.2 million, respectively.
As of December 31, 2014, New Zealand JV goodwill was $9.7 million and was included in the assets of the New Zealand Timber segment (formerly within the Forest Resources segment). Based on a Step 1 impairment analysis performed as of October 1, 2014, there is no indication of impairment of goodwill as of December 31, 2014. No adjustments have resulted from the subsequent recognition of deferred tax assets during the period as goodwill is not deductible for tax purposes. See Note 2 — Summary of Significant Accounting Policies for additional information on goodwill.
Changes in goodwill for the years ended December 31, 2014 and 2013 were:

	2014	2013
Balance, January 1 (net of $0 of accumulated impairment)	$10,179	—
Changes to carrying amount
Acquisitions	—	10,496
Impairment	—	—
Foreign currency adjustment	(485)	(317)
Balance, December 31 (net of $0 of accumulated impairment)	$9,694	$10,179

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

In order to qualify for like-kind (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2014 and 2013, the Company had $6.7 million and $68.9 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.
Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method. At December 31, 2014 and 2013, capitalized debt issuance costs were $3.7 million and $7.0 million, respectively. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. At December 31, 2014 and 2013, capitalized software costs were $4.2 million and $8.0 million, respectively.

10.	INCOME TAXES
The operations conducted by the Company’s REIT entities are generally not subject to U.S. federal and state income taxation. Non-REIT qualifying operations are conducted by the Company’s taxable REIT subsidiaries. Prior to the June 27, 2014 spin-off of Rayonier Advanced Materials, the Company’s taxable REIT subsidiaries (“TRS”) operations included the Performance Fibers manufacturing business. As such, during 2014 and prior periods, the income tax benefit from continuing operations was significantly impacted by the TRS businesses. As of December 31, 2014, the primary businesses performed in Rayonier’s taxable REIT subsidiaries included log trading and certain real estate activities, such as the sale and entitlement of development HBU properties.
The Company was subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2010. In 2011, the law provided a built-in gains tax holiday. In 2013, the law provided a built-in gains tax holiday for 2012 (retroactive) and 2013, which impacted the Company’s 2013 tax provision. The Company’s 2014 tax provision was not impacted by built-in-gains taxes.
Like-Kind Exchanges
Under current tax law, taxable income from the sale of REIT property and the required distribution of such gains to shareholders can be deferred and eliminated if sale proceeds from “relinquished” properties are reinvested in similar property consistent with the LKE requirements of the U.S. Internal Revenue Code.
Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”)
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business during calendar year 2009. The AFMC is a $0.50 per gallon refundable excise tax credit (which is not taxable), while the CBPC is a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity’s tax liability. Rayonier produced and used an alternative fuel (“black liquor”) in its Performance Fibers business, which qualified for both credits. The Company claimed the AFMC on its original 2009 income tax return. In 2013, 2012 and 2011, management approved exchanges of black liquor gallons previously claimed under the AFMC for the CBPC. The net tax benefit from these exchanges of $18.8 million, $12.2 million and $5.8 million were recorded in discontinued operations in the respective periods. As a result of the spin-off of the Performance Fibers business in 2014, the Company recorded a $13.6 million valuation allowance in continuing operations related to CPBC remaining with the Company’s taxable REIT subsidiary and the limited potential use of the CBPC prior to its expiration on December 31, 2017.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Provision for Income Taxes from Continuing Operations
The (provision for)/benefit from income taxes consisted of the following:

	2014	2013	2012
Current
U.S. federal	$27,521	$27,338	$26,539
State	1,353	1,462	1,241
Foreign	—	(261)	—
	28,874	28,539	27,780
Deferred
U.S. federal	(7,260)	22,649	110
State	(357)	1,211	5
Foreign	1,633	(2,119)	(263)
	(5,984)	21,741	(148)
Changes in valuation allowance	(13,289)	(14,595)	(572)
Total	$9,601	$35,685	$27,060
A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate was as follows:

	2014		2013		2012
U.S. federal statutory income tax rate	$(15,695)	35.0%	$(24,555)	35.0%	$3,600	(35.0)%
REIT income and taxable losses	32,058	(71.5)	52,812	(75.3)	27,724	(269.5)
Foreign operations	(159)	0.4	(95)	0.1	—	—
Loss on early redemption of Senior Exchangeable Notes	—	—	(859)	1.2	—	—
Other	112	(0.3)	101	(0.1)	251	(2.5)
Income tax benefit before discrete items	16,316	(36.4)	27,404	(39.1)	31,575	(307.0)
CBPC valuation allowance	(13,644)	30.4	—	—	—	—
Deferred tax inventory valuations	5,151	(11.5)	983	(1.4)	(4,920)	47.8
Uncertain tax positions	1,830	(4.1)	800	(1.1)	—	—
Return to accrual adjustments	—	—	—	—	(12)	0.1
Gain related to consolidation of New Zealand joint venture	—	—	5,634	(8.0)	—	—
Reversal of REIT BIG tax payable	—	—	485	(0.7)	—	—
Other	(52)	0.2	379	(0.6)	417	(4.0)
Income tax benefit as reported for continuing operations	$9,601	(21.4)%	35,685	(50.9)%	$27,060	(263.1)%
The Company’s effective tax rate is below the 35 percent U.S. statutory rate primarily due to tax benefits associated with being a REIT and from losses at Rayonier’s taxable operations from interest and general administrative expenses not allowed to be allocated to the discontinued operations of the Performance Fibers business.
Provision for Income Taxes from Discontinued Operations
On June 27, 2014 Rayonier completed the spin-off of its Performance Fibers business. Income tax expense related to Performance Fibers discontinued operations was $20.6 million, $84.4 million and $111.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

During 2013, Rayonier completed the sale of its Wood Products business for $80 million plus a working capital adjustment. Income tax expense related to the Wood Products business (recorded in discontinued operations) was $22.0 million ($21.1 million from the gain on sale) and $3.6 million for the years ended December 31, 2013 and 2012, respectively.
See Note 3 — Discontinued Operations for additional information on the spin-off of the Performance Fibers business and the sale of the Wood Products business.
Deferred Taxes
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31, were as follows:

	2014	2013 (a)
Gross deferred tax assets:
Liabilities for dispositions and discontinued operations	—	$28,050
Pension, postretirement and other employee benefits	1,994	43,058
Foreign and state NOL carryforwards	71,482	85,801
Tax credit carryforwards	13,644	52,682
Capitalized real estate costs	9,554	8,901
Other	8,067	20,970
Total gross deferred tax assets	104,741	239,462
Less: Valuation allowance	(13,644)	(33,889)
Total deferred tax assets after valuation allowance	$91,097	$205,573
Gross deferred tax liabilities:
Accelerated depreciation	(1,796)	(57,695)
Repatriation of foreign earnings	(8,817)	(9,065)
New Zealand forests, roads and carbon credits	(78,008)	(85,681)
Timber installment sale	(7,511)	(7,360)
Other	(1,304)	(5,247)
Total gross deferred tax liabilities	(97,436)	(165,048)
Net deferred tax (liability)/asset	$(6,339)	$40,525
Current portion of deferred tax asset	—	39,100
Noncurrent portion of deferred tax asset	8,057	10,720
Current portion of defered tax liability	(7,893)	—
Noncurrent portion of deferred tax liability	(6,503)	(9,295)
Net deferred tax (liability)/asset	$(6,339)	$40,525

(a)	Includes balances related to discontinued operations.
Included above are the following foreign net operating loss (“NOL”) and tax credit carryforwards as of December 31, 2014:

Item	Gross Amount	Valuation Allowance	Expiration
New Zealand JV NOL Carryforwards	$330,589	—	None
Cellulosic Biofuel Producer Credit	13,644	(13,644)	2017
Total Valuation Allowance		$(13,644)
In 2014, the Company recorded a tax deficiency on stock-based compensation of $0.8 million. In 2013 and 2012, the Company recorded excess tax benefits of $8.4 million and $7.6 million, respectively, related to stock-based compensation. These amounts were recorded directly to shareholders’ equity and were not included in the consolidated tax provision.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Unrecognized Tax Benefits
In accordance with generally accepted accounting principles, the Company recognizes the impact of a tax position if a position is “more-likely-than-not” to prevail.
A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

	2014	2013	2012
Balance at January 1,	$10,547	$6,580	$6,580
Decreases related to prior year tax positions	(10,547)	(800)	—
Increases related to prior year tax positions	—	4,767	—
Balance at December 31,	—	$10,547	$6,580
The unrecognized tax benefits as of December 31, 2013 included $4.8 million related to an increased domestic production deduction on the Company’s amended 2009 tax return due to the inclusion of the CBPC income. Rayonier reversed this reserve during 2014 upon receipt of a refund from the IRS after its examination of the amended 2009 TRS tax return. The reserve included a $0.9 million unrecognized tax benefit, which was recorded in discontinued operations. The remaining $5.8 million of unrecognized tax benefits as of December 31, 2013 was related to positions on the Company’s 2010 tax return, on which the statute of limitations on examination expired during 2014. As such, the Company removed the $5.8 million unrecognized tax benefit liability during 2014, resulting in a $1.8 million income tax benefit and a $4.0 million reduction of a non-current tax asset. There are no unrecognized tax benefit liabilities remaining as of December 31, 2014.
The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate at December 31, 2014, 2013 and 2012 is $0, $6.6 million and $2.6 million, respectively.
The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. The Company recorded a $0.5 million benefit to interest expense in 2014. For the years ended December 31, 2013 and 2012, the Company recorded interest expense of $0.1 million and $0.2 million, respectively. The Company had liabilities of $0 and $0.5 million for the payment of interest at December 31, 2014 and 2013, respectively.
Tax Statutes
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2011 – 2014
State of Alabama	2009 – 2013
State of Florida	2010 – 2014
State of Georgia	2010 – 2014
New Zealand Inland Revenue	2010 – 2014

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

11.	EARNINGS PER COMMON SHARE
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
The following table provides details of the calculation of basic and diluted EPS for the three years ended December 31:

	2014	2013	2012
Income from continuing operations	$54,443	$105,843	$16,774
Less: Net (loss) income from continuing operations attributable to noncontrolling interest	(1,491)	1,902	—
Income from continuing operations attributable to Rayonier Inc.	$55,934	$103,941	$16,774

Income from discontinued operations attributable to Rayonier Inc.	$43,403	$267,955	$261,911

Net income attributable to Rayonier Inc.	$99,337	$371,896	$278,685

Shares used for determining basic earnings per common share	126,458,710	125,717,311	122,711,802
Dilutive effect of:
Stock options	323,125	463,949	634,218
Performance and restricted shares	149,292	158,319	757,308
Assumed conversion of Senior Exchangeable Notes (a)	2,149,982	1,965,177	2,888,650
Assumed conversion of warrants (a)	1,957,154	1,800,345	1,710,445
Shares used for determining diluted earnings per common share	131,038,263	130,105,101	128,702,423
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.44	$0.83	$0.14
Discontinued operations	0.34	2.13	2.13
Net income	$0.78	$2.96	$2.27
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.43	$0.80	$0.13
Discontinued operations	0.33	2.06	2.04
Net income	$0.76	$2.86	$2.17

	2014	2013	2012
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	461,663	337,145	224,918
Assumed conversion of exchangeable note hedges (a)	2,149,982	1,965,177	2,888,650
Total	2,611,645	2,302,322	3,113,568

(a)
The Senior Exchangeable Notes due 2012 (the “2012 Notes”) matured in October 2012 and $41.5 million of the Senior Exchangeable Notes due 2015 (the “2015 Notes”) were redeemed by the noteholders in September and October 2013; however, no additional shares were issued due to offsetting exchangeable note hedges. Similarly, Rayonier will not issue additional shares upon future exchange or maturity of the remaining 2015 Notes due to offsetting hedges. ASC 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed conversion of the hedges is excluded since they are anti-dilutive. As such, the dilutive effect of the assumed conversion of the 2012 Notes was included for the year ended December 31, 2012. The full dilutive effect of the 2015 Notes was included for the year ended December 31, 2012, while only a proportional amount, based on the

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

length of time the $41.5 million balance was outstanding before the exchange, was included for the year ended December 31, 2013. The year ended December 31, 2014 included the dilutive effect of the $131 million 2015 Notes, as this was the principal balance outstanding during the full year.
The warrants sold in conjunction with the 2012 Notes began maturing on January 15, 2013 and matured ratably through March 27, 2013, resulting in the issuance of 2,135,221 shares. The dilutive impact of these warrants was calculated based on the length of time they were outstanding before settlement. Rayonier will distribute additional shares upon maturity of the warrants associated with the 2015 Notes if the stock price exceeds $28.12 per share. The exchange price on the warrants is lower than prior periods as it has been adjusted to reflect the spin-off of the Performance Fibers business. For further information, see Note 13 — Debt.

12.	INVENTORY
As of December 31, 2014 and 2013, Rayonier’s inventory included the following:

	2014	2013
Finished goods (a) (b)	$8,383	$115,270
Work in progress	—	3,555
Raw materials (c)	659	17,661
Manufacturing and maintenance supplies	—	2,332
Total inventory (d)	$9,042	$138,818

(a)	Includes $4.9 million and $6.3 million of HBU real estate held for sale at December 31, 2014 and 2013, respectively.

(b)	Includes $3.4 million and $4.1 million of New Zealand log inventory at December 31, 2014 and 2013, respectively.

(c)	Includes $0.7 million and $0.2 million of seedling inventory at December 31, 2014 and 2013, respectively.

(d)	2013 includes $128.2 million of inventory related to the Performance Fibers business.

13.	DEBT
Rayonier’s debt consisted of the following at December 31, 2014 and 2013:

	2014	2013
Senior Notes due 2022 at a fixed interest rate of 3.75%	$325,000	$325,000
Senior Exchangeable Notes due 2015 at a fixed interest rate of 4.50% (a)	129,706	127,749
Installment note due 2014 at a fixed interest rate of 8.64%	—	112,500
Mortgage notes due 2017 at fixed interest rates of 4.35% (b)	53,801	65,165
Solid waste bond due 2020 at a variable interest rate of 1.3% at December 31, 2014	15,000	15,000
Revolving Credit Facility borrowings due 2016 at a variable interest rate of 1.34% at December 31, 2014	16,000	205,000
Term Credit Agreement borrowings due 2019 at a variable interest rate of 1.63% at December 31, 2014	—	500,000
New Zealand JV Revolving Credit Facility due 2016 at a variable interest rate of 4.47% at December 31, 2014	184,099	193,311
New Zealand JV Noncontrolling interest shareholder loan at 0% interest rate	27,949	30,499
Total debt	751,555	1,574,224
Less: Current maturities of long-term debt	(129,706)	(112,500)
Long-term debt	$621,849	$1,461,724

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

2015 (a)	$130,973
2016	200,099
2017 (b)	52,500
2018	—
2019	—
Thereafter	367,949
Total Debt	$751,521

(a)	Our Senior Exchangeable Notes maturing in 2015 were discounted by $1.3 million and $3.2 million as of December 31, 2014 and 2013, respectively. Upon maturity the liability will be $131 million.

(b)	The mortgage notes due in 2017 were recorded at a premium of $1.3 million and $2.2 million as of December 31, 2014 and 2013, respectively. Upon maturity the liability will be $53 million.
Term Credit Agreement
In December 2012, the Company entered into a $640 million senior unsecured term credit agreement with banks in the farm credit system, which is a network of cooperatives. As part of the spin-off of Performance Fibers, the facility was fully repaid and, in second quarter 2014, amended to reduce the Company’s borrowing capacity to $100 million after the spin-off was completed. The agreement matures in December 2019 and has a delayed draw feature that allows borrowings up to $100 million through December 2017 using a maximum of three remaining advances. The periodic interest rate on the term credit agreement is LIBOR plus 163 basis points, with an unused commitment fee of 20 basis points. The Company receives annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company expects the effective interest rate to approximate LIBOR plus 107 basis points after consideration of the patronage refunds. At December 31, 2014, the Company had $100 million of available borrowings under this facility.
Revolving Credit Facility
In April 2011, the Company entered into a five year $300 million unsecured revolving credit facility, replacing the previous $250 million facility which was scheduled to expire in August 2011. In August 2011, the Company increased the revolving credit facility to $450 million. As part of the spin-off of Performance Fibers, the revolving credit facility was fully repaid and, in second quarter 2014, amended to reduce the Company’s borrowing capacity to $200 million after the spin-off was completed. The April 2016 expiration date remained unchanged. The periodic interest rate on the revolving credit facility is LIBOR plus 118 basis points, with an unused commitment fee of 20 basis points. At December 31, 2014, the Company had $182 million of available borrowings under this facility, net of $2 million to secure its outstanding letters of credit.
Joint Venture Debt
On April 4, 2013, Rayonier acquired an additional 39 percent interest in its New Zealand JV, bringing its total ownership to 65 percent and as a result, the New Zealand JV’s debt was consolidated effective on that date. See Note 4 — Joint Venture Investment for further information.
Senior Secured Facilities Agreement
The New Zealand JV is party to a $202 million variable rate Senior Secured Facilities Agreement comprised of two tranches. Tranche A, a $184 million revolving cash advance facility expires September 2016 and Tranche B, an $18 million working capital facility expires June 2015. Although the maximum amounts available under the agreement are denominated in New Zealand dollars, advances on Tranche A are also available in U.S. dollars. This agreement is secured by a Security Trust Deed that provides recourse only to the New Zealand JV’s assets; there is no recourse to Rayonier Inc. or any of its subsidiaries.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Revolving Credit Facility
As of December 31, 2014 the Senior Secured Facilities Agreement had $184 million outstanding on Tranche A at 4.47 percent due September 2016, with a commitment fee of 80 basis points. The interest rate is indexed to the 90 day New Zealand Bank bill rate and is generally repriced quarterly. The margin on the index rate fluctuates based on the interest coverage ratio. The New Zealand JV manages these rates through interest rate swaps, as discussed at Note 6 — Derivative Financial Instruments and Hedging Activities. The notional amounts of the outstanding interest rate swap contracts at December 31, 2014 were $149 million, net of notional amounts of $13 million set to expire January 2015 for which replacement swaps have been entered into before year end. These interest rate swap contracts cover 81 percent of the variable rate debt. The weighted average fixed interest rate resulting from the swaps was 5.0 percent. The interest rate swap contracts have maturities between one and five years.
Working Capital Facility
The $18 million Working Capital Facility is available for short-term operating cash flow needs of the New Zealand JV. This facility holds a variable interest rate indexed to the Official Cash Rate set by the Reserve Bank of New Zealand. The margin ranges from 1.20 percent to 1.45 percent based on the interest coverage ratio and the length of time each borrowing is outstanding. At December 31, 2014, there was no outstanding balance on the Working Capital Facility.
Shareholder Loan
The shareholder loan is an interest-free loan from the noncontrolling New Zealand JV partner in the amount of $28 million. This loan represents part of the noncontrolling party’s investment in the New Zealand JV. The loan is secured by timberlands owned by the New Zealand JV and is subordinated to the Senior Secured Facilities Agreement. Although Rayonier Inc. is not liable for this loan, the shareholder loan instrument contains features with characteristics of both debt and equity and is therefore required to be classified as debt and consolidated. As the loan is effectively at par, the carrying amount is deemed to be the fair value. The entire balance of the shareholder loan remained classified as long-term debt at December 31, 2014 due to the ability and intent of the Company to refinance it on a long-term basis.
3.75% Senior Notes issued March 2012
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022, guaranteed by certain subsidiaries. The guarantors were revised in October 2012, leaving TRS and Rayonier Operating Company LLC as the remaining guarantors.
$105 Million Secured Mortgage Notes Assumed
In November 2011, in connection with the acquisition of approximately 250,000 acres of timberlands, the Company assumed notes totaling $105 million, secured by mortgages on certain parcels of the timberlands acquired. The notes bear fixed interest rates of 4.35 percent with original terms of seven years maturing in August 2017. The Company prepaid $21.0 million of principal on the mortgage notes concurrent with the acquisition and an additional $10.5 million during both 2014 and 2013, the maximum amounts allowed without penalty at the respective dates. The notes were recorded at fair value on the date of acquisition. At December 31, 2014, the carrying value of the debt outstanding was $53.8 million; however, the liability will be $52.5 million at maturity.
4.50% Senior Exchangeable Notes issued August 2009
In August 2009, TRS issued $172.5 million of 4.50% Senior Exchangeable Notes due 2015. The notes are guaranteed by Rayonier and are non-callable. The principal will be settled in cash and any excess exchange value will be settled at the option of the Company in either cash or stock of Rayonier. Note holders may convert their notes to common stock of Rayonier, subject to certain provisions including the market price of the stock and the trading price of the convertible notes. The current exchange rate is 42.47 shares per $1,000 principal based on an exchange price of $23.54.
In separate transactions, TRS and Rayonier purchased exchangeable note hedges and sold warrants, respectively, based on 5,169,653 underlying shares of Rayonier. These transactions had the effect of increasing the conversion premium from 22.5 percent to 46 percent or to $28.12 per share. The exchangeable note hedge and warrant transactions are intended to limit exposure of potential dilution to Rayonier shareholders from note holders who could exchange the notes for Rayonier common shares. Upon exercise of the hedges, TRS will receive shares of Rayonier common stock equal to the difference between the then market price and the strike price of $23.54. The holders of the warrants will receive net shares from Rayonier if the share price is above $28.12 at maturity of the warrants.

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
The $172.5 million 4.50% Senior Exchangeable Notes due 2015 were exchangeable at the option of the holders for all four calendar quarters ending in 2014. Per the indenture, in order for the notes to become exchangeable, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days in a period of 30 consecutive trading days as of the last day of the quarter. During the twelve months ended December 31, 2014, the note holders did not elect to exercise the exchange option.
During the third quarter of 2013, three groups of note holders elected to exercise their right to redeem $41.5 million of the notes with all three redemptions settling by December 31, 2013. In accordance with ASC 470-50, Modifications and Extinguishments [Debt], the fair value of the debt prior to redemption was compared to its carrying amount and the difference expensed, along with unamortized discount and issuance costs. As a result, Rayonier recorded a loss on the early redemption of $4 million in 2013.
Based upon the average stock price for the 30 trading days ended December 31, 2014, these notes are not exchangeable for the calendar quarter ending March 31, 2015. The remaining balance of the notes is classified as current maturities of long-term debt at December 31, 2014 as the notes mature in September of 2015.
The amounts related to convertible debt in the Consolidated Balance Sheets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Liabilities:
Principal amount of debt
4.50% Senior Exchangeable Notes	$130,973	$130,973
Unamortized discount (a)
4.50% Senior Exchangeable Notes	(1,267)	(3,224)
Net carrying amount of debt	$129,706	$127,749
Equity:
Common stock	$8,850	$8,850

(a) The discount for the 4.50% notes will be amortized through August 2015.
The amount of interest related to the convertible debt recognized in the Consolidated Statements of Income and Comprehensive Income for the three years ended December 31 is as follows:

	2014	2013	2012
Contractual interest coupon
4.50% Senior Exchangeable Notes	$5,930	$7,271	$7,763
Amortization of debt discount
4.50% Senior Exchangeable Notes	1,957	2,281	2,296
Total interest expense recognized	$7,887	$9,552	$10,059
The effective interest rate on the liability component for the years ended December 31, 2014, 2013 and 2012 was 6.21%.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Debt Covenants
In connection with the Company’s $200 million revolving credit facility, covenants must be met, including an interest coverage ratio based on the facility’s definition of EBITDA (“Covenant EBITDA”). Covenant EBITDA consists of earnings from continuing operations before the cumulative effect of accounting changes and any provision for dispositions, income taxes, interest expense, depreciation, depletion, amortization and the non-cash cost basis of real estate sold. Additionally, debt at subsidiaries (excluding Rayonier Operating Company LLC and TRS, which are borrowers under the agreement) is limited to 15 percent of Consolidated Net Tangible Assets. Consolidated Net Tangible Assets is defined as total assets less the sum of total current liabilities and intangible assets.
The term credit agreement contains various covenants customary to credit agreements with borrowers having investment-grade debt ratings. These covenants are substantially identical to those of the credit facility discussed above.
In connection with the New Zealand JV’s Senior Secured Facilities Agreement, covenants must be met, including generation of sufficient cash flows to meet a minimum interest coverage ratio of 1.25 to 1 on a quarterly basis and maintenance of a leverage ratio of bank debt versus the forest and land valuation below the covenant’s maximum ratio of 40 percent.
In addition to the financial covenants listed above, the installment note, mortgage notes, senior notes, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At December 31, 2014, the Company was in compliance with all covenants.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

14.	SHAREHOLDERS’ EQUITY
An analysis of shareholders’ equity for each of the three years ended December 31, 2014 is shown below (share amounts not in thousands):

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares (a)	Amount
Balance, December 31, 2011	122,035,177	$630,286	$806,235	$(113,448)	—	$1,323,073
Net income	—	—	278,685	—	—	278,685
Dividends ($1.68 per share)	—	—	(208,286)	—	—	(208,286)
Issuance of shares under incentive stock plans	1,467,024	25,495	—	—	—	25,495
Stock-based compensation	—	15,116	—	—	—	15,116
Excess tax benefit on stock-based compensation	—	7,635	—	—	—	7,635
Repurchase of common shares	(169,757)	(7,783)	—	—	—	(7,783)
Net loss from pension and postretirement plans	—	—	—	(496)	—	(496)
Foreign currency translation adjustment	—	—	—	4,352	—	4,352
Joint venture cash flow hedges	—	—	—	213	—	213
Balance, December 31, 2012	123,332,444	$670,749	$876,634	$(109,379)	—	$1,438,004
Net income	—	—	371,896	—	1,902	373,798
Dividends ($1.86 per share)	—	—	(233,321)	—	—	(233,321)
Issuance of shares under incentive stock plans	1,001,426	10,101	—	—	—	10,101
Stock-based compensation	—	11,710	—	—	—	11,710
Excess tax benefit on stock-based compensation	—	8,413	—	—	—	8,413
Repurchase of common shares	(211,221)	(11,326)	—	—	—	(11,326)
Equity portion of convertible debt (Note 13)	—	2,453	—	—	—	2,453
Settlement of warrants (Note 13)	2,135,221	—	—	—	—	—
Net loss from pension and postretirement plans	—	—	—	61,869	—	61,869
Acquisition of noncontrolling interest	—	—	—	—	96,336	96,336
Noncontrolling interest redemption of shares	—	—	—	—	(713)	(713)
Foreign currency translation adjustment	—	—	—	(1,915)	(3,795)	(5,710)
Joint venture cash flow hedges	—	—	—	3,286	343	3,629
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	$(46,139)	$94,073	$1,755,243
Net income	—	—	99,337	—	(1,491)	97,846
Dividends ($2.03 per share)	—	—	(256,861)	—	—	(256,861)
Contribution to Rayonier Advanced Materials	—	(301)	(61,318)	80,749	—	19,130
Adjustments to Rayonier Advanced Materials (b)	—	—	(5,670)	(2,556)	—	(8,226)
Issuance of shares under incentive stock plans	561,701	5,579	—	—	—	5,579
Stock-based compensation	—	7,869	—	—	—	7,869
Tax deficiency on stock-based compensation	—	(791)	—	—	—	(791)
Repurchase of common shares	(46,474)	(1,858)	—	—	—	(1,858)
Net loss from pension and postretirement plans	—	—	—	(24,147)	—	(24,147)
Noncontrolling interest redemption of shares	—	—	—	—	(931)	(931)
Foreign currency translation adjustment	—	—	—	(11,526)	(4,321)	(15,847)
Joint venture cash flow hedges	—	—	—	(1,206)	(649)	(1,855)
Balance, December 31, 2014	126,773,097	$702,598	$790,697	$(4,825)	$86,681	$1,575,151

(a)	The Company’s common shares are registered in North Carolina and have a $0.00 par value.

(b)	Primarily relates to adjustments made to the Rayonier Advanced Materials contribution as income taxes and pension and postretirement plan assets and obligations were finalized.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The table below summarizes the tax characteristics of the cash dividend paid to shareholders for the three years ended December 31, 2014:

	2014	2013	2012
Capital gain	$1.61	$0.72	$1.68
Qualified	—	1.14	—
Return of capital	0.42	—	—
Total cash dividend per common share	$2.03	$1.86	$1.68

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the years ended December 31, 2014 and 2013. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/(losses)	Net investment hedge of New Zealand JV	New Zealand JV cash flow hedges (a)	Unrecognized components of employee benefit plans		Total
Balance as of December 31, 2012	$38,829	—	$(3,628)	$(144,580)		$(109,379)
Other comprehensive income/(loss) before reclassifications	(1,915)	—	798	45,931	(b)	44,814
Amounts reclassified from accumulated other comprehensive loss	—	—	2,488	15,938	(c)	18,426
Net other comprehensive income/(loss)	(1,915)	—	3,286	61,869		63,240
Balance as of December 31, 2013	$36,914	—	$(342)	$(82,711)		$(46,139)
Other comprehensive income/(loss) before reclassifications	(11,381)	(145)	510	47,938	(d)	36,922
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,716)	6,108	(e)	4,392
Net other comprehensive income/(loss)	(11,381)	(145)	(1,206)	54,046		41,314
Balance as of December 31, 2014	$25,533	$(145)	$(1,548)	$(28,665)		$(4,825)

(a)
Prior to the acquisition of a majority interest in the New Zealand JV in 2013, Rayonier recorded its proportionate share of the New Zealand JV’s cash flow hedges as increases or decreases to “Investment in Joint Venture” with corresponding adjustments to “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets. The New Zealand JV’s cash flow hedges have been consolidated as a result of the acquisition.

(b)
The decrease in the unrecognized component of employee benefit plans was due to an actuarial gain resulting from an increase in the discount rate from 3.7 percent as of December 31, 2012 to 4.6 percent as of December 31, 2013, and higher than expected returns on plan assets in 2013.

(c)	This accumulated other comprehensive income component is included in the computation of net periodic pension cost. See Note 22 — Employee Benefit Plans for additional information.

(d)
Reflects $78 million, net of taxes, of comprehensive income due to the transfer of losses to Rayonier Advanced Materials Pension Plans. This comprehensive income was offset by $30 million, net of taxes, of losses as a result of revaluations required due to the spin-off and at year-end. The actuarial losses were primarily caused by a decrease in the discount rate from 4.6 percent as of December 31, 2013 to 3.8 percent as of December 31, 2014. See Note 22 — Employee Benefit Plans for additional information.

(e)
This accumulated other comprehensive income component is comprised of $5 million from the computation of net periodic pension cost and the $1 million write-off of a deferred tax asset related to the revaluation and transfer of liabilities as a result of the spin-off.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI for the years ended December 31, 2014 and 2013:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	2014	2013
Loss from New Zealand joint venture cash flow hedges	—	$2,159	Gain related to consolidated of New Zealand joint venture
Realized (gain) loss on foreign currency exchange contracts	(2,858)	843	Other operating income, net
Realized gain on foreign currency option contracts	(1,007)	—	Other operating income, net
Noncontrolling interest	1,352	(295)	Comprehensive loss attributable to noncontrolling interest
Income tax expense (benefit) from foreign currency contracts	797	(219)	Income tax benefit
Net (gain) loss on cash flow hedges reclassified from accumulated other comprehensive income	(1,716)	2,488
Income tax expense on pension plan contributed to Rayonier Advanced Materials	843	—	Income tax benefit
Net (gain) loss reclassified from accumulated other comprehensive income	$(873)	$2,488

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

16.	OTHER OPERATING INCOME, NET
The following table provides the composition of Other operating income, net for the three years ended December 31:

	2014	2013	2012
Lease income, primarily for hunting	$17,569	$19,479	$15,937
Other non-timber income	2,314	2,714	3,346
Foreign exchange gains	3,498	901	—
Insurance recoveries	—	—	2,298
Gain (loss) on sale or disposal of property plant & equipment	48	287	(23)
Gain (loss) on foreign currency contracts, net	32	(192)	—
Legal and corporate development costs	(222)	(2,242)	(1,073)
Bankruptcy claim settlement	5,779	—	—
Miscellaneous (expense), net	(2,507)	(2,460)	(3,474)
Total	$26,511	$18,487	$17,011

17.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of activity in the liabilities for dispositions and discontinued operations for the three years ended December 31, 2014 follows:

	2014	2013	2012
Balance, January 1	$76,378	$81,695	$90,824
Expenditures charged to liabilities	(5,096)	(8,570)	(9,926)
Increase to liabilities	2,558	3,253	797
Contribution to Rayonier Advanced Materials	(73,840)	—	—
Balance, December 31	—	76,378	81,695
Less: Current portion	—	(6,835)	(8,105)
Non-current portion	—	$69,543	$73,590
In connection with the spin-off of the Performance Fibers business, all liabilities associated with prior dispositions and discontinued operations were assumed by Rayonier Advanced Materials. As part of the separation agreement, Rayonier has been indemnified, released and discharged from any liability related to these sites. For additional information on the Performance Fibers spin-off, see Note 3 — Discontinued Operations.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

18.	CONTINGENCIES
Following our November 10, 2014 announcement that we intended to file restated interim financial statements for the quarterly periods ended March 31, 2014 and June 30, 2014 (the “November 2014 Announcement”), shareholders of the Company filed five putative class actions against the Company and four of its current and former officers and directors (together, the “Defendants”) arising from circumstances described in the November 2014 Announcement, entitled respectively:

•	Sating v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01395; filed November 12, 2014 in the United States District Court for the Middle District of Florida;

•	Keasler v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01398, filed November 13, 2014 in the United States District Court for the Middle District of Florida;

•	Lake Worth Firefighters Pension Trust Fund v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01403, filed November 13, 2014 in the United States District Court for the Middle District of Florida;

•	Christie v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01429, filed November 21, 2014 in the United States District Court for the Middle District of Florida; and

•
Brown v. Rayonier Inc. et al, Civil Action No. 1:14-cv-08986, initially filed in the United States District Court for the Southern District of New York and later transferred to the United States District Court for the Middle District of Florida and assigned as Civil Action No. 3:14-cv-01474.

On January 9, 2015, the five Securities Actions were consolidated into one putative class action entitled In re Rayonier Inc. Securities Litigation, Case No. 3:14-cv-1395-TJC-JBT in the United States District Court for the Middle District of Florida. The plaintiffs allege that the Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified monetary damages and attorneys’ fees and costs. Two shareholders, the Pension Trust Fund for Operating Engineers and the Lake Worth Firefighters’ Pension Trust Fund moved for appointment as lead plaintiff on January 12, 2015. In that motion, the lead plaintiff movants asserted that the class period should be July 22, 2013 to November 7, 2014. At this preliminary stage, the Company cannot determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of any potential loss. On February 25, 2015, the court appointed the Pension Trust Fund for Operating Engineers and the Lake Worth Firefighters’ Pension Trust Fund as lead plaintiffs in the case.
On November 26, 2014, December 29, 2014, January 26, 2015, and February 13, 2015, the Company received separate letters from shareholders requesting that the Company investigate or pursue derivative claims against certain officers and directors related to the November 2014 announcement. Although these demands do not identify any claims against the Company, the Company could potentially incur certain obligations to advance expenses and provide indemnification to certain current and former officers and directors of the Company. The Company may also incur expenses as a result of any costs arising from the investigation of the claims alleged in the various demands. At this preliminary stage, we cannot predict the ultimate outcome of these matters, nor can we estimate the range of potential expenses the Company may incur as a result of the obligations identified above.
In November 2014, the Company received a subpoena from the United States Securities and Exchange Commission (the “SEC”) seeking documents related to the Company’s amended reports filed with the SEC on November 10, 2014. The Company is cooperating with the SEC and complying with the subpoena. The Company does not currently believe that the investigation will have a material impact on the Company’s results of operations, cash flows or financial condition, but cannot predict the timing or outcome of the SEC investigation.
The Company has also been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These pending lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

19.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of December 31, 2014, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$17,355	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	682	—
Total financial commitments	$20,291	$15,043

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2015 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At December 31, 2014, the Company has recorded a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates in 2015 and 2016 and are expected to be renewed as required.

20.	COMMITMENTS
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $1 million, $2 million and $2 million in 2014, 2013 and 2012, respectively. The Company also has long-term lease agreements on certain timberlands in the Southern U.S. and New Zealand. U.S. leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms range between 30 and 99 years. Such leases are generally non-cancellable and require minimum annual rental payments. Total expenditures for long-term leases and deeds on timberlands amounted to $10.4 million, $10.4 million and $8.0 million in 2014, 2013 and 2012, respectively.
At December 31, 2014, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases (a)	Purchase Obligations (b)	Total
2015	$1,288	$10,162	$472	$11,922
2016	941	9,727	262	10,930
2017	492	9,389	191	10,072
2018	277	8,080	1,419	9,776
2019	191	7,137	4,525	11,853
Thereafter	42	130,884	1,673	132,599
	$3,231	$175,379	$8,542	$187,152

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)	Purchase obligations include payments expected to be made on derivative financial instruments (foreign exchange contracts and options) held in New Zealand.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The New Zealand JV has a number of Crown Forest Licenses (“CFL”) with the New Zealand government, which are excluded from the table above. A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35 year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one year term. As of December 31, 2014, the New Zealand JV has four CFL’s under either a complete or partial termination notice, terminating in 2034, 2046 and two in 2049 as well as two fixed term CFL’s set to expire in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews. The total annual license fee on the CFL’s is $2.2 million per year including CFL's terminating or expiring of $0.2 million.

21.	INCENTIVE STOCK PLANS
The Rayonier Incentive Stock Plan (“the Stock Plan”) provides up to 15.8 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2014, a total of 6.2 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares for each performance share, restricted share or restricted stock unit granted. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.
Total stock-based compensation cost recorded in “Selling and general expenses” was $7.1 million, $10.7 million and $14.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense of $0.7 million, $0.9 million and $0.8 million, respectively, was recorded in “Cost of sales.” Stock-based compensation expense of $0.1 million was capitalized to “Timber and Timberlands, net” in each of the years ended December 31, 2014, 2013 and 2012 as part of the allocation of timber-related costs.
Tax benefits recognized related to stock-based compensation expense for the three years ended December 31, 2014 were $1.7 million, $3.1 million and $4.0 million, respectively.
As a result of the spin-off and pursuant to the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of Rayonier stock-based compensation awards, which are described below. For additional information on the spin-off of the Performance Fibers business, see Note 3 — Discontinued Operations.
Fair Value Calculations by Award
Restricted Stock
Restricted stock granted under the Stock Plan generally vests upon completion of a one to five year period. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. Restricted stock was impacted by the spin-off as follows:

•
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

•
Performance share awards granted in 2013 (with a 2013-2015 performance period) were cancelled as of the distribution date and were replaced with time-vested restricted stock of the post-separation employer of each holder (Rayonier or Rayonier Advanced Materials, as the case may be). The restricted shares will vest 24 months after the distribution date, generally subject to the holder’s continued employment. The number of shares of restricted stock granted was determined in a manner intended to preserve the original value of the performance share award.

The Company compared the fair value of the reissued restricted stock held by Rayonier employees with the fair value of the restricted stock and 2013 performance share awards immediately before the modification. The replacement of the 2013 performance share awards with restricted stock resulted in $0.7 million of incremental value. After adjusting the incremental value for cancellations prior to December 31, 2014, the additional expense to be recognized over the two-year vesting period ending in the second quarter of 2016 totaled $0.4 million.
As of December 31, 2014, there was $4.2 million of unrecognized compensation cost related to Rayonier and Rayonier Advanced Materials restricted stock held by Rayonier employees. The Company expects to recognize this cost over a weighted average period of 3.5 years.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the Company’s restricted shares is presented below:

	2014	2013	2012
Restricted shares granted	186,783	33,607	18,742
Weighted average price of restricted shares granted	$36.42	$57.54	$42.40
(Amounts in millions)
Intrinsic value of restricted stock outstanding (a)	$5.1	$1.7	$2.1
Fair value of restricted stock vested	$1.3	$1.3	$1.8
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	—	$0.3	$0.6

(a)	Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2014.

	2014
	Number of Shares		Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	39,232		$55.66
Granted	186,783	(a)	36.42
Vested	(23,599)		55.86
Cancelled	(18,393)		39.90
Non-vested Restricted Shares at December 31,	184,023	(b)	$37.53

(a)	Includes restricted shares granted to Rayonier employees in replacement of the 2013 performance share awards.

(b)	Represents all Rayonier restricted shares outstanding as of December 31, 2014, including 2012 restricted share awards held by Rayonier Advanced Materials employees.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Performance share awards outstanding as of the spin-off were treated as follows:

•
Performance share awards granted in 2012 (with a 2012-2014 performance period) remained subject to the same performance criteria as applied immediately prior to the spin-off, except that total shareholder return at the end of the performance period was based on the combined stock prices of Rayonier and Rayonier Advanced Materials and any payment earned was to be in shares of Rayonier common stock and shares of Rayonier Advanced Materials common stock.

•
Performance share awards granted in 2013 (with a 2013-2015 performance period) were cancelled as of the distribution date and were replaced with time-vested restricted stock of the post-separation employer of each holder, as discussed in the Restricted Stock section above.

•
Performance share awards granted in 2014 (with a 2014-2016 performance period) were cancelled and replaced with performance share awards of the post-separation employer of each holder (Rayonier or Rayonier Advanced Materials, as the case may be), and are subject to the achievement of performance criteria that relate to the post-separation business of the applicable employer during a performance period ending December 31, 2016. The number of shares underlying each such performance share award were determined in a manner intended to preserve the original value of the award.

A comparison of the fair value of modified performance share awards held by Rayonier employees with the fair value of the awards immediately before the modification did not yield any incremental value. As such, the Company did not record any incremental compensation expense related to performance shares. The replacement of the 2013 performance share awards with time-vested restricted stock did result in incremental compensation expense, as discussed above.
The Stock Plan allows for the cash settlement of the minimum required withholding tax on performance share unit awards. As of December 31, 2014, there was $1.6 million of unrecognized compensation cost related to the Company’s performance share unit awards, which is solely attributable to awards granted in 2014 to Rayonier employees. This cost is expected to be recognized over a weighted average period of 2.0 years.
A summary of the Company’s performance share units is presented below:

	2014	2013	2012
Common shares of Company stock reserved for performance shares	130,164	276,240	337,360
Weighted average fair value of performance share units granted	$40.33	$59.16	$56.36
(Amounts in millions)
Intrinsic value of outstanding performance share units (a)	$5.8	$22.1	$36.3
Fair value of performance shares vested	—	$7.0	$22.2
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	$1.8	$11.0	$7.2

(a)	Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2014.

	2014
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	524,746		$54.57
Granted	286,340	(a)	40.33
Units Distributed	(231,717)		50.63
Cancelled at Spin-off	(315,297)		48.28
Other Cancellations/Adjustments	(55,048)		46.59
Outstanding Performance Share units at December 31,	209,024		$51.01

(a)	Includes performance shares reissued to Rayonier employees subsequent to the cancellation of the 2014 performance shares at spin-off.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Expected volatility was estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The dividend yield was not used to calculate fair value as all awards granted after January 1, 2010 receive dividend equivalents. The following chart provides a tabular overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2014:

	2014 (a)	2013	2012
Expected volatility	19.7%	23.2%	36.9%
Risk-free rate	0.7%	0.4%	0.4%

(a)
Represents assumptions used in the July 2014 valuation of re-issued 2014 performance share units with a remaining term of 2.5 years. The initial fair value of the 2014 awards assumed an expected volatility of 22.8% and a risk-free rate of 0.8%.

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
At the time of the spin-off, each Rayonier stock option was converted into an adjusted Rayonier stock option and a Rayonier Advanced Materials stock option. The exercise price and number of shares subject to each stock option were adjusted in order to preserve the aggregate value of the original Rayonier stock option as measured immediately before and immediately after the spin-off. A comparison of the fair value of modified awards held by Rayonier employees, including options in both Rayonier and Rayonier Advanced Materials shares, with the fair value of the awards immediately before the modification did not yield any incremental value. As such, the Company did not record any incremental compensation expense related to stock options.
The following table provides an overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31, 2014:

	2014 (a)	2013	2012
Expected volatility	39.3%	39.0%	39.3%
Dividend yield	4.6%	3.4%	3.6%
Risk-free rate	2.2%	1.0%	1.3%
Expected life (in years)	6.3	6.3	6.4
Fair value per share of options granted (b)	$10.58	$14.01	$11.85
Fair value of options granted (in millions)	$3.2	$2.7	$2.8

(a)
The majority of 2014 stock option awards were granted prior to the spin-off. As such, the weighted average assumptions and fair values reflect pre-spin information, including dividends, stock prices and grants to Rayonier Advanced Materials employees in addition to Rayonier employees.

(b)
The fair value per share of each option grant was adjusted at the spin-off to preserve the aggregate value of the original Rayonier stock option. The adjusted weighted average fair value per share applied to Rayonier employee awards was $8.23 for 2014 grants, $10.70 for 2013 grants and $9.04 for 2012 grants.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the status of the Company’s stock options as of and for the year ended December 31, 2014 is presented below. The information reflects options in Rayonier common shares, including those awards held by Rayonier Advanced Materials employees.

	2014
	Number of Shares	Weighted Average Exercise Price (per common share)		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1,	1,393,222	$33.79	(a)
Granted	305,305	42.47	(b)
Exercised	(251,547)	22.54	(c)
Cancelled	(44,585)	31.48	(c)
Modified in connection with spin-off	(32,495)	36.28	(a)
Options outstanding at December 31,	1,369,900	$27.21	(d)	6.1	$4.9
Options vested and expected to vest	1,367,044	$27.19	(d)	6.1	$4.9
Options exercisable at December 31,	923,570	$24.17	(d)	4.9	$4.9

(a)	Reflects exercise prices prior to the spin-off.

(b)	Represents the weighted-average exercise price at time of grant. Exercise prices were modified at the time of the spin-off. The adjusted weighted-average exercise price of 2014 grants was $31.52.

(c)	Represents the weighted-average of exercise prices in place at the time of exercise or cancellation. Pre-spin activity was not adjusted to reflect the subsequent modification of exercise prices.

(d)	Reflects exercise prices as of December 31, 2014.
A summary of additional information pertaining to the Company’s stock options is presented below:

	2014	2013	2012
(Amounts in millions)
Intrinsic value of options exercised (a)	$4.0	$12.3	$20.5
Fair value of options vested	$3.1	$2.6	$3.3

(a)	Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2014, there was $0.6 million of unrecognized compensation cost related to Rayonier and Rayonier Advanced Materials stock options held by the Company’s employees. This cost is expected to be recognized over a weighted average period of 1.4 years.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

22.	EMPLOYEE BENEFIT PLANS
In connection with the spin-off of the Performance Fibers business, Rayonier entered into an Employee Matters Agreement with Rayonier Advanced Materials, (see Note 3— Discontinued Operations), which provides that employees of Rayonier Advanced Materials will no longer participate in benefit plans sponsored or maintained by Rayonier. Upon separation, the Rayonier Pension and Postretirement Plans transferred assets and obligations to the Rayonier Advanced Materials Pension and Postretirement Plans resulting in a net decrease in sponsored pension and postretirement plan obligations of $100 million. This was based on a revaluation of plan obligations using a 4.0 percent discount rate versus 4.6 percent at December 31, 2013. In addition, $78 million of other comprehensive losses were transferred to Rayonier Advanced Materials, net of taxes of $45 million.
The Company has one qualified non-contributory defined benefit pension plan covering a portion of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. The Company closed enrollment in its pension plans to salaried employees hired after December 31, 2005. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
The Company sold its Wood Products business in March 2013. As a result of the sale, all employees covered by the Wood Products defined benefit pension plan are considered terminated employees. Amendments to the plan in June 2013 resulted in all such employees automatically vesting in the plan. Additionally, a one-time lump sum distribution was offered to terminated Wood Products plan participants or their beneficiaries. Based upon acceptance of that offer by certain participants, $3.0 million was paid from the plan assets during 2013, with a corresponding decrease of $2.8 million in the benefit obligation. As a result of the lump sum distribution, a settlement loss of $0.5 million, net of tax, was recorded in “Income from Discontinued Operations, net” in the Consolidated Statements of Income and Comprehensive Income as it was directly related to the sale of the Wood Products business. For additional information on the sale of the Wood Products business, see Note 3 — Discontinued Operations.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2014	2013	2014	2013
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$413,638	$454,470	$21,999	$27,582
Service cost	3,923	8,452	402	1,056
Interest cost	10,707	16,682	537	937
Settlement loss	—	137	—	—
Actuarial loss (gain)	43,093	(44,786)	2,250	(3,206)
Plan amendments	—	—	—	(3,372)
Employee contributions	—	—	484	980
Benefits paid	(11,288)	(21,317)	(888)	(1,978)
Transferred to Rayonier Advanced Materials	(372,718)	—	(23,558)	—
Projected benefit obligation at end of year	$87,355	$413,638	$1,226	$21,999

Change in Plan Assets
Fair value of plan assets at beginning of year	$341,905	$320,699	—	—
Actual return on plan assets	21,399	42,285	—	—
Employer contributions	1,103	1,699	404	998
Employee contributions	—	—	484	980
Benefits paid	(11,288)	(21,317)	(888)	(1,978)
Other expense	(607)	(1,461)	—	—
Transferred to Rayonier Advanced Materials	(296,966)	—	—	—
Fair value of plan assets at end of year	$55,546	$341,905	—	—

Funded Status at End of Year:
Net accrued benefit cost	$(31,809)	$(71,733)	$(1,226)	$(21,999)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Noncurrent assets	—	$3,583	—	—
Current liabilities	(15)	(1,776)	(25)	(1,071)
Noncurrent liabilities	(31,794)	(73,540)	(1,201)	(20,928)
Net amount recognized	$(31,809)	$(71,733)	$(1,226)	$(21,999)
Net gains or losses, prior service costs or credits and plan amendment gains recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
Net gains (losses)	$37,559	$60,171	$(17,630)	$(2,250)	$3,206	$(2,021)
Prior service cost	—	—	—	—	—	—
Negative plan amendment	—	—	—	—	3,372	—

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
Amortization of losses	$6,542	$20,914	$17,578	$288	$675	$582
Amortization of prior service cost	576	1,356	1,308	8	66	80
Amortization of negative plan amendment	—	—	—	(137)	(105)	(55)
Net losses and prior service costs or credits that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2014	2013	2014	2013
Prior service cost	$(13)	$(5,707)	—	$(49)
Net losses	(30,965)	(110,728)	(90)	(8,057)
Negative plan amendment	—	—	—	3,574
Deferred income tax benefit	2,425	36,685	(22)	1,571
AOCI	$(28,553)	$(79,750)	$(112)	$(2,961)
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2014	2013
Projected benefit obligation	$87,355	$388,163
Accumulated benefit obligation	81,141	350,605
Fair value of plan assets	55,546	290,848
The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$3,923	$8,452	$8,407	$402	$1,056	$918
Interest cost	10,707	16,682	17,284	537	937	956
Expected return on plan assets	(15,258)	(25,302)	(25,477)	—	—	—
Amortization of prior service cost	576	1,296	1,308	8	66	80
Amortization of losses	6,542	20,097	17,578	288	675	582
Amortization of negative plan amendment	—	—	—	(137)	(105)	(55)
Curtailment expense	—	60	—	—	—	—
Settlement expense	—	817	—	—	—	—
Net periodic benefit cost (a)	$6,490	$22,102	$19,100	$1,098	$2,629	$2,481

(a)
Net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 included $4.0 million, $14.9 million, and $12.8 million, respectively, recorded in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2015 are as follows:

	Pension	Postretirement
Amortization of loss	$3,420	—
Amortization of prior service cost	13	—
Total amortization of AOCI loss	$3,433	—
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.80%	4.60%	3.70%	3.96%	4.60%	3.60%
Rate of compensation increase	4.50%	4.60%	4.60%	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate (pre-spin off)	4.60%	3.70%	4.20%	4.60%	3.60%	4.10%
Discount rate (post-spin off)	4.04%	—	—	4.00%	—	—
Expected long-term return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.50%	4.60%	4.50%	4.50%	4.50%	4.50%
The sensitivity of pension expense and projected benefit obligation to changes in economic assumptions is highlighted below:

(unaudited)
Impact on:
Change in Assumption	Pension Expense	Projected Benefit Obligation
0.5% decrease in discount rate	+ 0.4 million	+ 7.5 million
0.5% increase in discount rate	- 0.4 million	- 6.6 million
0.5% decrease in long-term return on assets	+ 0.1 million
0.5% increase in long-term return on assets	- 0.1 million
At December 31, 2014, the pension plan’s discount rate was 3.80 percent, which closely approximates interest rates on high quality, long-term obligations. Effective December 31, 2014, the expected return on plan assets remained at 8.5 percent, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company, with the assistance of external consultants, utilizes this information in developing assumptions for returns, and risks and correlation of asset classes, which are then used to establish the asset allocation ranges.
The following table sets forth the assumed health care cost trend rates at December 31:

	Postretirement
	2014	2013
Health care cost trend rate assumed for next year (a)	N/A	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate) (a)	N/A	5.00%
Year that the rate reaches the ultimate trend rate (a)	N/A	2017

(a)	The entire postretirement medical plan was contributed to Rayonier Advanced Materials as a result of the spin-off of the Performance Fibers business.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends as of December 31, 2013:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components (a)	$253	$(208)
Accumulated postretirement benefit obligation (a)	1,389	(1,183)

(a)	The entire postretirement medical plan was contributed to Rayonier Advanced Materials as a result of the spin-off of the Performance Fibers business.
Investment of Plan Assets
The Company’s pension plans’ asset allocation (excluding short-term investments) at December 31, 2014 and 2013, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2014	2013
Domestic equity securities	42%	42%	35-45%
International equity securities	23%	26%	20-30%
Domestic fixed income securities	27%	25%	25-29%
International fixed income securities	4%	4%	3-7%
Real estate fund	4%	3%	2-4%
Total	100%	100%
The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2014 or 2013.
Fair Value Measurements
The following table sets forth by level, within the fair value hierarchy (see Note 2 — Summary of Significant Accounting Policies for definition), the assets of the plans as of December 31, 2014 and 2013.

	Fair Value at December 31, 2014			Fair Value at December 31, 2013
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Domestic equity securities	$4,557	$18,326	$22,883	$29,293	$110,401	$139,694
International equity securities	6,277	6,488	12,765	55,692	31,347	87,039
Domestic fixed income securities	—	14,643	14,643	—	85,222	85,222
International fixed income securities	2,428	—	2,428	15,134	—	15,134
Real estate fund	1,887	—	1,887	9,678	—	9,678
Short-term investments	—	940	940	879	4,259	5,138
Total	$15,149	$40,397	$55,546	$110,676	$231,229	$341,905

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
There have been no changes in the methodology used during the years ended December 31, 2014 and 2013.
Cash Flows
Expected benefit payments for the next 10 years are as follows:

	Pension Benefits	Postretirement Benefits
2015	$2,729	$25
2016	2,866	27
2017	3,041	28
2018	3,231	30
2019	3,450	33
2020 - 2024	20,807	201
The Company has no mandatory pension contribution requirements in 2015, but may make discretionary contributions.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $1.6 million, $4.4 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $16.3 million and $73.2 million at December 31, 2014 and 2013, respectively.
As discussed above, all defined benefit pension plans are currently closed to new employees. Employees not eligible for the pension plans are immediately eligible to participate in the Company’s 401(k) plan and receive an enhanced contribution. Company contributions related to this plan enhancement for the years ended December 31, 2014, 2013 and 2012 were $0.5 million, $1.1 million and $1.0 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

23.	QUARTERLY RESULTS FOR 2014 and 2013 (UNAUDITED)
(thousands of dollars, except per share amounts)

	Quarter Ended						Total Year
	March 31		June 30		Sept. 30	Dec. 31
2014
Sales	$143,187		$163,145		$149,829	$147,360	$603,521
Cost of sales	115,900		123,096		118,088	126,776	483,860
Income from continuing operations	10,335		4,024		32,059	8,025	54,443
Income from discontinued operations	31,008		12,084		—	311	43,403
Net income	41,343		16,108		32,059	8,336	97,846
Net income attributable to Rayonier Inc.	41,426		16,353		32,701	8,857	99,337
Basic EPS attributable to Rayonier Inc.
Continuing Operations	$0.08		$0.03		$0.26	$0.07	$0.44
Discontinued Operations	0.25		0.10		—	—	0.34
Net Income	$0.33		$0.13		$0.26	$0.07	$0.78
Diluted EPS attributable to Rayonier Inc.
Continuing Operations	$0.08		$0.03		$0.25	$0.07	$0.43
Discontinued Operations	0.24		0.09		—	—	0.33
Net Income	$0.32		$0.12		$0.25	$0.07	$0.76

2013
Sales	107,053		154,889		159,261	238,515	659,718
Cost of sales	76,660		127,861		129,002	197,249	530,772
Income from continuing operations	19,028		39,631	(b)	15,040	32,144	105,843	(b)
Income from discontinued operations	128,707	(a)	48,260		43,327	47,661	267,955	(a)
Net income	147,735	(a)	87,891	(b)	58,367	79,805	373,798	(a) (b)
Net income attributable to Rayonier Inc.	147,735	(a)	87,164	(b)	57,345	79,652	371,896	(a) (b)
Basic EPS attributable to Rayonier Inc.
Continuing Operations	$0.15		$0.31		$0.11	$0.25	$0.83
Discontinued Operations	1.04		0.38		0.34	0.38	2.13
Net Income	$1.19		$0.69		$0.45	$0.63	$2.96
Diluted EPS attributable to Rayonier Inc.
Continuing Operations	$0.15		$0.30		$0.11	$0.25	$0.80
Discontinued Operations	0.98		0.37		0.33	0.37	2.06
Net Income	$1.13		$0.67		$0.44	$0.62	$2.86

(a)
Income from discontinued operations, Net income and Net income attributable to Rayonier Inc. included a $43 million gain on the sale of Wood Products for the quarter ended March 31, 2013 and the year ended December 31, 2013.

(b)
Income from continuing operations, Net income and Net income attributable to Rayonier Inc., for the quarter ended June 30, 2013 and year ended December 31, 2013, included a $16 million gain related to the consolidation of the New Zealand JV.

Rayonier completed the spin-off of its Performance Fibers business on June 27, 2014 and completed the sale of its Wood Products business on March 1, 2013, as discussed at Note 3 — Discontinued Operations. Accordingly, the operating results of these businesses are reported as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for all periods presented, including the quarterly periods shown above.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Subsequent to the filing of its second quarter 2014 Form 10-Q, the Company identified issues related to its historical timber harvest levels, its estimate of merchantable timber inventory and the effect of such estimate on its calculation of depletion expense in each of the quarterly periods ended March 31, 2014 and June 30, 2014. As a result, the Company concluded that it had understated its depletion expense “Cost of sales” in the Company’s consolidated statements of income and comprehensive income by approximately $2.0 million for each period. As a result, the amounts in the previous table have been restated from amounts previously reported. See Item 2 — Management Discussion and Analysis — Overview — Background in Form 10-Q for the quarter ended September 30, 2014, as filed with the SEC on November 14, 2014 for further discussion.
The following tables summarize the effect of the discontinued operations reclassification and the restatement for the period ended March 31, 2014 and the effect of the restatement for the period ended June 30, 2014. 2013 is excluded from the reconciliations below as all changes from amounts originally reported in 2013 are solely attributable to discontinued operations reclassifications.

	Quarter Ended March 31, 2014
	As Previously Reported	Discontinued Operations Reclassification	Restatement	As Restated
Sales	$386,686	$(243,499)	—	$143,187
Cost of sales	302,650	(184,801)	(1,949)	115,900
Income from Continuing Operations	43,292	(31,008)	(1,949)	10,335
Income from Discontinued Operations	—	31,008	—	31,008
Net Income	43,292	—	(1,949)	41,343
Net Income Attributable to Rayonier Inc.	43,375	—	(1,949)	41,426
Basic Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.34	$(0.25)	$(0.01)	$0.08
Discontinued Operations	—	0.25	—	0.25
Net Income	$0.34	—	$(0.01)	$0.33
Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.34	$(0.24)	$(0.02)	$0.08
Discontinued Operations	—	0.24	—	0.24
Net Income	$0.34	—	$(0.02)	$0.32

	Quarter Ended June 30, 2014
	As Previously Reported	Restatement	As Restated
Sales	$163,145	—	$163,145
Cost of sales	121,105	1,991	123,096
Income from Continuing Operations	6,056	(2,032)	4,024
Income from Discontinued Operations	12,084	—	12,084
Net Income	18,140	(2,032)	16,108
Net Income Attributable to Rayonier Inc.	18,385	(2,032)	16,353
Basic Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.05	$(0.02)	$0.03
Discontinued Operations	0.10	—	0.10
Net Income	$0.15	$(0.02)	$0.13
Diluted Earnings Per Share Attributable to Rayonier Inc.
Continuing Operations	$0.05	$(0.02)	$0.03
Discontinued Operations	0.09	—	0.09
Net Income	$0.14	$(0.02)	$0.12

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

24.	CONSOLIDATING FINANCIAL STATEMENTS
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	—	$603,521	—	$603,521
Costs and Expenses
Cost of sales	—	—	—	483,860	—	483,860
Selling and general expenses	—	14,578	—	33,305	—	47,883
Other operating expense (income), net	—	3,275	—	(29,786)	—	(26,511)
	—	17,853	—	487,379	—	505,232
OPERATING (LOSS) INCOME	—	(17,853)	—	116,142	—	98,289
Interest expense	(13,247)	(445)	(23,126)	(7,430)	—	(44,248)
Interest and miscellaneous income (expense), net	9,186	(566)	(2,534)	(15,285)	—	(9,199)
Equity in income from subsidiaries	103,398	122,425	(15,697)	—	(210,126)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	99,337	103,561	(41,357)	93,427	(210,126)	44,842
Income tax (expense) benefit	—	(163)	9,366	398	—	9,601
INCOME FROM CONTINUING OPERATIONS	99,337	103,398	(31,991)	93,825	(210,126)	54,443
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	43,403	—	43,403
NET INCOME	99,337	103,398	(31,991)	137,228	(210,126)	97,846
Less: Net loss attributable to noncontrolling interest	—	—	—	(1,491)	—	(1,491)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	99,337	103,398	(31,991)	138,719	(210,126)	99,337
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(11,525)	(11,526)	(894)	(15,847)	23,945	(15,847)
New Zealand joint venture cash flow hedges	(1,206)	(1,206)	(1,206)	(1,855)	3,618	(1,855)
Net gain from pension and postretirement plans	54,046	54,046	88,174	88,174	(230,394)	54,046
Total other comprehensive income	41,315	41,314	86,074	70,472	(202,831)	36,344
COMPREHENSIVE INCOME	140,652	144,712	54,083	207,700	(412,957)	134,190
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(6,462)	—	(6,462)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$140,652	$144,712	$54,083	$214,162	$(412,957)	$140,652

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	—	$659,718	—	$659,718
Costs and Expenses
Cost of sales	—	—	—	530,772	—	530,772
Selling and general expenses	—	9,821	—	45,612	—	55,433
Other operating (income) expense, net	(1,701)	4,730	—	(21,516)	—	(18,487)
	(1,701)	14,551	—	554,868	—	567,718
Equity in income of New Zealand joint venture	—	—	—	562	—	562
OPERATING INCOME (LOSS) BEFORE GAIN RELATED TO CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	1,701	(14,551)	—	105,412	—	92,562
Gain related to consolidation of New Zealand joint venture	—	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(14,551)	—	121,510	—	108,660
Interest expense	(13,088)	(914)	(27,516)	577	—	(40,941)
Interest and miscellaneous income (expense), net	9,828	3,237	(7,534)	(3,092)	—	2,439
Equity in income from subsidiaries	373,455	384,567	245,126	—	(1,003,148)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	371,896	372,339	210,076	118,995	(1,003,148)	70,158
Income tax benefit	—	1,116	11,895	22,674	—	35,685
INCOME FROM CONTINUING OPERATIONS	371,896	373,455	221,971	141,669	(1,003,148)	105,843
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	267,955	—	267,955
NET INCOME	371,896	373,455	221,971	409,624	(1,003,148)	373,798
Less: Net income attributable to noncontrolling interest	—	—	—	1,902	—	1,902
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	371,896	373,455	221,971	407,722	(1,003,148)	371,896
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(1,915)	(1,915)	(72)	(5,710)	3,902	(5,710)
New Zealand joint venture cash flow hedges	3,286	3,286	637	3,629	(7,209)	3,629
Net gain from pension and postretirement plans	61,869	61,869	20,589	20,589	(103,047)	61,869
Total other comprehensive income	63,240	63,240	21,154	18,508	(106,354)	59,788
COMPREHENSIVE INCOME	435,136	436,695	243,125	428,132	(1,109,502)	433,586
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(1,550)	—	(1,550)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$435,136	$436,695	$243,125	$429,682	$(1,109,502)	$435,136

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	—	$378,608	—	$378,608
Costs and Expenses
Cost of sales	—	—	—	305,479	—	305,479
Selling and general expenses	—	10,575	—	48,057	—	58,632
Other operating expense (income), net	110	962	—	(18,083)	—	(17,011)
	110	11,537	—	335,453	—	347,100
Equity in income of New Zealand joint venture	—	—	—	550	—	550
OPERATING (LOSS) INCOME	(110)	(11,537)	—	43,705	—	32,058
Interest expense	(10,717)	(941)	(37,971)	6,803	—	(42,826)
Interest and miscellaneous income (expense), net	6,638	5,519	(3,334)	(8,341)	—	482
Equity in income from subsidiaries	282,874	289,486	232,871	—	(805,231)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	278,685	282,527	191,566	42,167	(805,231)	(10,286)
Income tax benefit	—	347	15,076	11,637	—	27,060
INCOME FROM CONTINUING OPERATIONS	278,685	282,874	206,642	53,804	(805,231)	16,774
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	—	261,911	—	261,911
NET INCOME	278,685	282,874	206,642	315,715	(805,231)	278,685
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	4,352	4,352	(3)	4,353	(8,702)	4,352
New Zealand joint venture cash flow hedges	213	213	—	213	(426)	213
Net loss from pension and postretirement plans	(496)	(496)	(450)	(450)	1,396	(496)
Total other comprehensive income (loss)	4,069	4,069	(453)	4,116	(7,732)	4,069
COMPREHENSIVE INCOME	$282,754	$286,943	$206,189	$319,831	$(812,963)	$282,754

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,218	$11	$8,094	$51,235	—	$161,558
Accounts receivable, less allowance for doubtful accounts	—	—	1,409	22,609	—	24,018
Inventory	—	—	—	9,042	—	9,042
Prepaid logging roads	—	—	—	12,665	—	12,665
Prepaid and other current assets	—	2,003	6	5,071	—	7,080
Total current assets	102,218	2,014	9,509	100,622	—	214,363
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,083,743	—	2,083,743
NET PROPERTY, PLANT AND EQUIPMENT	—	433	—	6,273	—	6,706
INVESTMENT IN SUBSIDIARIES	1,463,303	1,923,185	640,678	—	(4,027,166)	—
INTERCOMPANY NOTES RECEIVABLE	248,233	—	21,500	—	(269,733)	—
OTHER ASSETS	2,763	16,610	1,759	127,171	—	148,303
TOTAL ASSETS	$1,816,517	$1,942,242	$673,446	$2,317,809	$(4,296,899)	$2,453,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,687	$123	$17,401	—	$20,211
Current maturities of long-term debt	—	—	129,706	—	—	129,706
Accrued taxes	—	11	—	11,394	—	11,405
Accrued payroll and benefits	—	3,253	—	3,137	—	6,390
Accrued interest	3,047	(3)	2,520	31,281	(28,412)	8,433
Other current liabilities	—	928	145	24,784	—	25,857
Total current liabilities	3,047	6,876	132,494	87,997	(28,412)	202,002
LONG-TERM DEBT	325,000	—	31,000	265,849	—	621,849
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,161	—	(684)	—	33,477
OTHER NON-CURRENT LIABILITIES	—	6,436	—	14,200	—	20,636
INTERCOMPANY PAYABLE	—	431,466	—	(153,754)	(277,712)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,488,470	1,463,303	509,952	2,017,520	(3,990,775)	1,488,470
Noncontrolling interest	—	—	—	86,681	—	86,681
TOTAL SHAREHOLDERS’ EQUITY	1,488,470	1,463,303	509,952	2,104,201	(3,990,775)	1,575,151
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,816,517	$1,942,242	$673,446	$2,317,809	$(4,296,899)	$2,453,115

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,181	$304	$10,719	$58,440	—	$199,644
Accounts receivable, less allowance for doubtful accounts	—	10	2,300	92,646	—	94,956
Inventory	—	—	—	138,818	—	138,818
Current deferred tax assets	—	—	681	38,419	—	39,100
Prepaid logging roads	—	—	—	12,992	—	12,992
Prepaid and other current assets	—	2,363	6	31,215	—	33,584
Total current assets	130,181	2,677	13,706	372,530	—	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,049,378	—	2,049,378
NET PROPERTY, PLANT AND EQUIPMENT	—	2,612	—	858,209	—	860,821
INVESTMENT IN SUBSIDIARIES	1,627,315	1,837,760	1,148,221	—	(4,613,296)	—
INTERCOMPANY NOTES RECEIVABLE	228,032	—	20,659	—	(248,691)	—
OTHER ASSETS	3,689	32,519	3,739	216,261	—	256,208
TOTAL ASSETS	$1,989,217	$1,875,568	$1,186,325	$3,496,378	$(4,861,987)	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$1,522	$1,564	$66,207	—	$69,293
Current maturities of long-term debt	—	—	112,500	—	—	112,500
Accrued taxes	—	4,855	—	3,696	—	8,551
Uncertain tax positions	—	5,780	—	4,767	—	10,547
Accrued payroll and benefits	—	11,382	—	13,566	—	24,948
Accrued interest	3,047	538	2,742	22,816	(19,612)	9,531
Accrued customer incentives	—	—	—	9,580	—	9,580
Other current liabilities	—	2,985	—	21,342	—	24,327
Current liabilities for dispositions and discontinued operations	—	—	—	6,835	—	6,835
Total current liabilities	3,047	27,062	116,806	148,809	(19,612)	276,112
LONG-TERM DEBT	325,000	—	847,749	288,975	—	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	—	69,543	—	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	91,471	—	4,183	—	95,654
OTHER NON-CURRENT LIABILITIES	—	11,493	—	15,732	—	27,225
INTERCOMPANY PAYABLE	—	118,227	—	125,921	(244,148)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,661,170	1,627,315	221,770	2,749,142	(4,598,227)	1,661,170
Noncontrolling interest	—	—	—	94,073	—	94,073
TOTAL SHAREHOLDERS’ EQUITY	1,661,170	1,627,315	221,770	2,843,215	(4,598,227)	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,989,217	$1,875,568	$1,186,325	$3,496,378	$(4,861,987)	$3,685,501

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$269,653	$293,193	—	$43,858	$(290,157)	$316,547
INVESTING ACTIVITIES
Capital expenditures	—	(400)	—	(123,289)	—	(123,689)
Purchase of timberlands	—	—	—	(130,896)	—	(130,896)
Change in restricted cash	—	—	—	62,256	—	62,256
Investment in Subsidiaries	—	—	798,875	—	(798,875)	—
Other	—	—	—	(478)	—	(478)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(400)	798,875	(192,407)	(798,875)	(192,807)
FINANCING ACTIVITIES
Issuance of debt	—	—	201,000	1,225,464	—	1,426,464
Repayment of debt	—	—	(1,002,500)	(287,137)	—	(1,289,637)
Dividends paid	(257,517)	—	—	—	—	(257,517)
Proceeds from the issuance of common shares	5,579	—	—	—	—	5,579
Repurchase of common shares	(1,858)	—	—	—	—	(1,858)
Debt issuance costs	—	—	—	(12,380)	—	(12,380)
Purchase of timberland deeds for Rayonier Advanced Materials	(12,677)	—	—	—	—	(12,677)
Debt issuance funds distributed to Rayonier Advanced Materials	(924,943)	—	—	—	—	(924,943)
Proceeds from spin-off of Rayonier Advanced Materials	906,200	—	—	—	—	906,200
Issuance of intercompany notes	(12,400)	—	—	12,400	—	—
Intercompany distributions	—	(293,086)	—	(795,946)	1,089,032	—
Other	—	—	—	(680)	—	(680)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(297,616)	(293,086)	(801,500)	141,721	1,089,032	(161,449)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(377)	—	(377)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(27,963)	(293)	(2,625)	(7,205)	—	(38,086)
Balance, beginning of year	130,181	304	10,719	58,440	—	199,644
Balance, end of year	$102,218	$11	$8,094	$51,235	—	$161,558

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2013
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$407,712	$417,074	$84,000	$491,762	$(855,375)	$545,173
INVESTING ACTIVITIES
Capital expenditures	—	(663)	—	(161,520)	—	(162,183)
Purchase of additional interest in New Zealand joint venture	—	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	—	(20,401)	—	(20,401)
Jesup mill cellulose specialties expansion	—	—	—	(148,262)	—	(148,262)
Proceeds from disposition of Wood Products business	—	—	—	62,720	—	62,720
Change in restricted cash	—	—	—	(58,385)	—	(58,385)
Investment in Subsidiaries	(138,178)	(138,178)	(247,114)	—	523,470	—
Other	—	1,701	—	(4,231)	—	(2,530)
CASH USED FOR INVESTING ACTIVITIES	(138,178)	(137,140)	(247,114)	(469,958)	523,470	(468,920)
FINANCING ACTIVITIES
Issuance of debt	175,000	—	390,000	57,885	—	622,885
Repayment of debt	(325,000)	—	(151,525)	(72,960)	—	(549,485)
Dividends paid	(237,016)	—	—	—	—	(237,016)
Proceeds from the issuance of common shares	10,101	—	—	—	—	10,101
Excess tax benefits on stock-based compensation	—	—	—	8,413	—	8,413
Repurchase of common shares	(11,326)	—	—	—	—	(11,326)
Issuance of intercompany notes	(4,000)	—	—	4,000	—	—
Intercompany distributions	—	(283,596)	(84,000)	35,691	331,905	—
Other	—	—	—	(713)	—	(713)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(392,241)	(283,596)	154,475	32,316	331,905	(157,141)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(64)	—	(64)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(122,707)	(3,662)	(8,639)	54,056	—	(80,952)
Balance, beginning of year	252,888	3,966	19,358	4,384	—	280,596
Balance, end of year	$130,181	$304	$10,719	$58,440	—	$199,644

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2012
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$90,456	$138,149	$41,000	$423,784	$(247,475)	$445,914
INVESTING ACTIVITIES
Capital expenditures	—	(354)	—	(155,166)	—	(155,520)
Purchase of timberlands	—	—	—	(106,536)	—	(106,536)
Jesup mill cellulose specialties expansion	—	—	—	(198,341)	—	(198,341)
Change in restricted cash	—	—	—	(10,559)	—	(10,559)
Investment in Subsidiaries	—	—	(142,508)	—	142,508	—
Other	—	—	—	(1,945)	—	(1,945)
CASH USED FOR INVESTING ACTIVITIES	—	(354)	(142,508)	(472,547)	142,508	(472,901)
FINANCING ACTIVITIES
Issuance of debt	475,000	—	740,000	15,000	—	1,230,000
Repayment of debt	(120,000)	(30,000)	(638,110)	(25,500)	—	(813,610)
Dividends paid	(206,583)	—	—	—	—	(206,583)
Proceeds from the issuance of common shares	25,495	—	—	—	—	25,495
Excess tax benefits on stock-based compensation	—	—	—	7,635	—	7,635
Debt issuance costs	(3,697)	(1,219)	—	(1,219)	—	(6,135)
Repurchase of common shares	(7,783)	—	—	—	—	(7,783)
Issuance of intercompany notes	—	(14,000)	—	14,000	—	—
Intercompany distributions	—	(97,587)	(41,000)	33,620	104,967	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	162,432	(142,806)	60,890	43,536	104,967	229,019
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	252,888	(5,011)	(40,618)	(5,266)	—	201,993
Balance, beginning of year	—	8,977	59,976	9,650	—	78,603
Balance, end of year	$252,888	$3,966	$19,358	$4,384	—	$280,596

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2014
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$603,521	—	$603,521
Costs and Expenses
Cost of sales	—	—	483,860	—	483,860
Selling and general expenses	—	14,578	33,305	—	47,883
Other operating expense (income), net	—	3,275	(29,786)	—	(26,511)
	—	17,853	487,379	—	505,232
OPERATING (LOSS) INCOME	—	(17,853)	116,142	—	98,289
Interest expense	(13,247)	(23,571)	(7,430)	—	(44,248)
Interest and miscellaneous income (expense), net	9,186	(3,100)	(15,285)	—	(9,199)
Equity in income from subsidiaries	103,398	138,719	—	(242,117)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	99,337	94,195	93,427	(242,117)	44,842
Income tax benefit	—	9,203	398	—	9,601
INCOME FROM CONTINUING OPERATIONS	99,337	103,398	93,825	(242,117)	54,443
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	43,403	—	43,403
NET INCOME	99,337	103,398	137,228	(242,117)	97,846
Less: Net loss attributable to noncontrolling interest	—	—	(1,491)	—	(1,491)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	99,337	103,398	138,719	(242,117)	99,337
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(11,525)	(11,527)	(15,847)	23,052	(15,847)
New Zealand joint venture cash flow hedges	(1,206)	(1,206)	(1,855)	2,412	(1,855)
Net gain from pension and postretirement plans	54,046	54,046	88,174	(142,220)	54,046
Total other comprehensive income	41,315	41,313	70,472	(116,756)	36,344
COMPREHENSIVE INCOME	140,652	144,711	207,700	(358,873)	134,190
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(6,462)	—	(6,462)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$140,652	$144,711	$214,162	$(358,873)	$140,652

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2013
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$659,718	—	$659,718
Costs and Expenses
Cost of sales	—	—	530,772	—	530,772
Selling and general expenses	—	9,821	45,612	—	55,433
Other operating (income) expense, net	(1,701)	4,730	(21,516)	—	(18,487)
	(1,701)	14,551	554,868	—	567,718
Equity in income of New Zealand joint venture	—	—	562	—	562
OPERATING INCOME (LOSS) BEFORE GAIN RELATED TO CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	1,701	(14,551)	105,412	—	92,562
Gain related to consolidation of New Zealand joint venture	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(14,551)	121,510	—	108,660
Interest expense	(13,088)	(28,430)	577	—	(40,941)
Interest and miscellaneous income (expense), net	9,828	(4,297)	(3,092)	—	2,439
Equity in income from subsidiaries	373,455	407,722	—	(781,177)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	371,896	360,444	118,995	(781,177)	70,158
Income tax benefit	—	13,011	22,674	—	35,685
INCOME FROM CONTINUING OPERATIONS	371,896	373,455	141,669	(781,177)	105,843
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	267,955	—	267,955
NET INCOME	371,896	373,455	409,624	(781,177)	373,798
Less: Net income attributable to noncontrolling interest	—	—	1,902	—	1,902
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	371,896	373,455	407,722	(781,177)	371,896
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(1,915)	(1,915)	(5,710)	3,830	(5,710)
New Zealand joint venture cash flow hedges	3,286	3,286	3,629	(6,572)	3,629
Net gain from pension and postretirement plans	61,869	61,869	20,589	(82,458)	61,869
Total other comprehensive income	63,240	63,240	18,508	(85,200)	59,788
COMPREHENSIVE INCOME	435,136	436,695	428,132	(866,377)	433,586
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(1,550)	—	(1,550)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$435,136	$436,695	$429,682	$(866,377)	$435,136

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2012
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$378,608	—	$378,608
Costs and Expenses
Cost of sales	—	—	305,479	—	305,479
Selling and general expenses	—	10,575	48,057	—	58,632
Other operating expense (income), net	110	962	(18,083)	—	(17,011)
	110	11,537	335,453	—	347,100
Equity in income of New Zealand joint venture	—	—	550	—	550
OPERATING (LOSS) INCOME	(110)	(11,537)	43,705	—	32,058
Interest expense	(10,717)	(38,912)	6,803	—	(42,826)
Interest and miscellaneous income (expense), net	6,638	2,185	(8,341)	—	482
Equity in income from subsidiaries	282,874	315,715	—	(598,589)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	278,685	267,451	42,167	(598,589)	(10,286)
Income tax benefit	—	15,423	11,637	—	27,060
INCOME FROM CONTINUING OPERATIONS	278,685	282,874	53,804	(598,589)	16,774
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	261,911	—	261,911
NET INCOME	278,685	282,874	315,715	(598,589)	278,685
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	4,352	4,352	4,353	(8,705)	4,352
New Zealand joint venture cash flow hedges	213	213	213	(426)	213
Net loss from pension and postretirement plans	(496)	(496)	(450)	946	(496)
Total other comprehensive income	4,069	4,069	4,116	(8,185)	4,069
COMPREHENSIVE INCOME	$282,754	$286,943	$319,831	$(606,774)	$282,754

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2014
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,218	$8,105	$51,235	—	$161,558
Accounts receivable, less allowance for doubtful accounts	—	1,409	22,609	—	24,018
Inventory	—	—	9,042	—	9,042
Prepaid logging roads	—	—	12,665	—	12,665
Prepaid and other current assets	—	2,009	5,071	—	7,080
Total current assets	102,218	11,523	100,622	—	214,363
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,083,743	—	2,083,743
NET PROPERTY, PLANT AND EQUIPMENT	—	433	6,273	—	6,706
INVESTMENT IN SUBSIDIARIES	1,463,303	2,053,911	—	(3,517,214)	—
INTERCOMPANY NOTES RECEIVABLE	248,233	21,500	—	(269,733)	—
OTHER ASSETS	2,763	18,369	127,171	—	148,303
TOTAL ASSETS	$1,816,517	$2,105,736	$2,317,809	$(3,786,947)	$2,453,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,810	$17,401	—	$20,211
Current maturities of long-term debt	—	129,706	—	—	129,706
Accrued taxes	—	11	11,394	—	11,405
Accrued payroll and benefits	—	3,253	3,137	—	6,390
Accrued interest	3,047	2,517	31,281	(28,412)	8,433
Other current liabilities	—	1,073	24,784	—	25,857
Total current liabilities	3,047	139,370	87,997	(28,412)	202,002
LONG-TERM DEBT	325,000	31,000	265,849	—	621,849
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,161	(684)	—	33,477
OTHER NON-CURRENT LIABILITIES	—	6,436	14,200	—	20,636
INTERCOMPANY PAYABLE	—	431,466	(153,754)	(277,712)	—
TOTAL RAYONIER SHAREHOLDERS’ EQUITY	1,488,470	1,463,303	2,017,520	(3,480,823)	1,488,470
Noncontrolling interest	—	—	86,681	—	86,681
TOTAL SHAREHOLDER'S EQUITY	1,488,470	1,463,303	2,104,201	(3,480,823)	1,575,151
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,816,517	$2,105,736	$2,317,809	$(3,786,947)	$2,453,115

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2013
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,181	$11,023	$58,440	—	$199,644
Accounts receivable, less allowance for doubtful accounts	—	2,310	92,646	—	94,956
Inventory	—	—	138,818	—	138,818
Current deferred tax asset	—	681	38,419	—	39,100
Prepaid logging roads	—	—	12,992	—	12,992
Prepaid and other current assets	—	2,369	31,215	—	33,584
Total current assets	130,181	16,383	372,530	—	519,094
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,049,378	—	2,049,378
NET PROPERTY, PLANT AND EQUIPMENT	—	2,612	858,209	—	860,821
INVESTMENT IN SUBSIDIARIES	1,627,315	2,764,211	—	(4,391,526)	—
INTERCOMPANY NOTES RECEIVABLE	228,032	20,659	—	(248,691)	—
OTHER ASSETS	3,689	36,258	216,261	—	256,208
TOTAL ASSETS	$1,989,217	$2,840,123	$3,496,378	$(4,640,217)	$3,685,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$3,086	$66,207	—	$69,293
Current maturities of long-term debt	—	112,500	—	—	112,500
Accrued taxes	—	4,855	3,696	—	8,551
Uncertain tax positions	—	5,780	4,767	—	10,547
Accrued payroll and benefits	—	11,382	13,566	—	24,948
Accrued interest	3,047	3,280	22,816	(19,612)	9,531
Accrued customer incentives	—	—	9,580	—	9,580
Other current liabilities	—	2,985	21,342	—	24,327
Current liabilities for dispositions and discontinued operations	—	—	6,835	—	6,835
Total current liabilities	3,047	143,868	148,809	(19,612)	276,112
LONG-TERM DEBT	325,000	847,749	288,975	—	1,461,724
NON-CURRENT LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS	—	—	69,543	—	69,543
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	91,471	4,183	—	95,654
OTHER NON-CURRENT LIABILITIES	—	11,493	15,732	—	27,225
INTERCOMPANY PAYABLE	—	118,227	125,921	(244,148)	—
TOTAL RAYONIER SHAREHOLDERS’ EQUITY	1,661,170	1,627,315	2,749,142	(4,376,457)	1,661,170
Noncontrolling interest	—	—	94,073	—	94,073
TOTAL SHAREHOLDERS’ EQUITY	1,661,170	1,627,315	2,843,215	(4,376,457)	1,755,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,989,217	$2,840,123	$3,496,378	$(4,640,217)	$3,685,501

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2014
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$269,653	$293,193	$43,858	$(290,157)	$316,547
INVESTING ACTIVITIES
Capital expenditures	—	(400)	(123,289)	—	(123,689)
Purchase of timberlands	—	—	(130,896)	—	(130,896)
Change in restricted cash	—	—	62,256	—	62,256
Investment in Subsidiaries	—	798,875	—	(798,875)	—
Other	—	—	(478)	—	(478)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	798,475	(192,407)	(798,875)	(192,807)
FINANCING ACTIVITIES
Issuance of debt	—	201,000	1,225,464	—	1,426,464
Repayment of debt	—	(1,002,500)	(287,137)	—	(1,289,637)
Dividends paid	(257,517)	—	—	—	(257,517)
Proceeds from the issuance of common shares	5,579	—	—	—	5,579
Repurchase of common shares	(1,858)	—	—	—	(1,858)
Debt issuance costs	—	—	(12,380)	—	(12,380)
Purchase of timberland deeds for Rayonier Advanced Materials	(12,677)	—	—	—	(12,677)
Debt issuance funds distributed to Rayonier Advanced Materials	(924,943)	—	—	—	(924,943)
Proceeds from spin-off of Rayonier Advanced materials	906,200	—	—	—	906,200
Issuance of intercompany notes	(12,400)	—	12,400	—	—
Intercompany distributions	—	(293,086)	(795,946)	1,089,032	—
Other	—	—	(680)	—	(680)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(297,616)	(1,094,586)	141,721	1,089,032	(161,449)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(377)	—	(377)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(27,963)	(2,918)	(7,205)	—	(38,086)
Balance, beginning of year	130,181	11,023	58,440	—	199,644
Balance, end of year	$102,218	$8,105	$51,235	—	$161,558

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2013
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$407,712	$417,074	$491,762	$(771,375)	$545,173
INVESTING ACTIVITIES
Capital expenditures	—	(663)	(161,520)	—	(162,183)
Purchase of additional interest in New Zealand joint venture	—	—	(139,879)	—	(139,879)
Purchase of timberlands	—	—	(20,401)	—	(20,401)
Jesup mill cellulose specialties expansion	—	—	(148,262)	—	(148,262)
Proceeds from disposition of Wood Products business	—	—	62,720	—	62,720
Change in restricted cash	—	—	(58,385)	—	(58,385)
Investment in Subsidiaries	(138,178)	(385,292)	—	523,470	—
Other	—	1,701	(4,231)	—	(2,530)
CASH USED FOR INVESTING ACTIVITIES	(138,178)	(384,254)	(469,958)	523,470	(468,920)
FINANCING ACTIVITIES
Issuance of debt	175,000	390,000	57,885	—	622,885
Repayment of debt	(325,000)	(151,525)	(72,960)	—	(549,485)
Dividends paid	(237,016)	—	—	—	(237,016)
Proceeds from the issuance of common shares	10,101	—	—	—	10,101
Excess tax benefits on stock-based compensation	—	—	8,413	—	8,413
Repurchase of common shares	(11,326)	—	—	—	(11,326)
Issuance of intercompany notes	(4,000)	—	4,000	—	—
Intercompany distributions	—	(283,596)	35,691	247,905	—
Other	—	—	(713)	—	(713)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(392,241)	(45,121)	32,316	247,905	(157,141)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(64)	—	(64)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(122,707)	(12,301)	54,056	—	(80,952)
Balance, beginning of year	252,888	23,324	4,384	—	280,596
Balance, end of year	$130,181	$11,023	$58,440	—	$199,644

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2012
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$90,456	$138,149	$423,784	$(206,475)	$445,914
INVESTING ACTIVITIES
Capital expenditures	—	(354)	(155,166)	—	(155,520)
Purchase of timberlands	—	—	(106,536)	—	(106,536)
Jesup mill cellulose specialties expansion	—	—	(198,341)	—	(198,341)
Change in restricted cash	—	—	(10,559)	—	(10,559)
Investment in Subsidiaries	—	(142,508)	—	142,508	—
Other	—	—	(1,945)	—	(1,945)
CASH USED FOR INVESTING ACTIVITIES	—	(142,862)	(472,547)	142,508	(472,901)
FINANCING ACTIVITIES
Issuance of debt	475,000	740,000	15,000	—	1,230,000
Repayment of debt	(120,000)	(668,110)	(25,500)	—	(813,610)
Dividends paid	(206,583)	—	—	—	(206,583)
Proceeds from the issuance of common shares	25,495	—	—	—	25,495
Excess tax benefits on stock-based compensation	—	—	7,635	—	7,635
Debt issuance costs	(3,697)	(1,219)	(1,219)	—	(6,135)
Repurchase of common shares	(7,783)	—	—	—	(7,783)
Issuance of intercompany notes	—	(14,000)	14,000	—	—
Intercompany distributions	—	(97,587)	33,620	63,967	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	162,432	(40,916)	43,536	63,967	229,019
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	252,888	(45,629)	(5,266)	—	201,993
Balance, beginning of year	—	68,953	9,650	—	78,603
Balance, end of year	$252,888	$23,324	$4,384	—	$280,596

RAYONIER INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013, and 2012
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2014	$673	$134		$(765)	(a)	$42
Year ended December 31, 2013	417	855	(b)	(599)	(c)	673
Year ended December 31, 2012	399	67		(49)	(c)	417

Deferred tax asset valuation allowance:
Year ended December 31, 2014	$33,889	$13,289	(d)	$(33,534)	(e)	$13,644
Year ended December 31, 2013	19,294	14,595	(f)	—		33,889
Year ended December 31, 2012	18,811	572	(g)	(89)	(h)	19,294

(a)	The 2014 decrease is largely related to the spin-off of the Performance Fibers business.

(b)	The 2013 increase is primarily related to the consolidation of the New Zealand JV.

(c)	The deductions are primarily payments and adjustments to required reserves.

(d)	The 2014 increase is primarily related to the Company’s limited potential use of the CBPC prior to its expiration in 2017.

(e)
The decrease is primarily related to deferred tax assets contributed to Rayonier Advanced Materials in the spin-off. The decrease also reflects the utilization and expiration of RNZ NOL carryforwards, of which $355 thousand was recorded as income tax expense.

(f)	The 2013 increase is primarily Georgia investment tax credits earned on the CSE project.

(g)	The 2012 increase is primarily attributable to state NOLs and Georgia investment tax credits and training credits.

(h)	The 2012 decrease relates to RNZ NOL carryforwards.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)
March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. NUNES	President and Chief Executive Officer	March 2, 2015
David L. Nunes (Principal Executive Officer)

/s/ MARK MCHUGH	Senior Vice President and Chief Financial Officer	March 2, 2015
Mark McHugh (Principal Financial Officer)

/s/ H. EDWIN KIKER	Chief Accounting Officer	March 2, 2015
H. Edwin Kiker (Principal Accounting Officer)

*	Chairman of the Board
Richard D. Kincaid

*	Director
John A. Blumberg

*	Director
Dod A. Fraser

*	Director
Scott R. Jones

*	Director
Blanche L. Lincoln

*	Director
V. Larkin Martin

*	Director
David W. Oskin

*By:	/s/ CHRISTOPHER A. VAN TUYL	March 2, 2015
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
Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

2.2	Separation and Distribution Agreement, dated May 28, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.**	Incorporated by reference to Exhibit 2.1 to the Registrant’s May 30, 2014 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 23, 2012 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Incorporated by reference to Exhibit 3.3 to the Registrant’s June 30, 2010 Form 10-Q

4.1	Note Purchase Agreement dated as of October 25, 1999 between Rayonier Timberlands Operating Company, L.P. and Timber Capital Holdings LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s September 30, 1999 Form 10-Q

4.2	Form S-4 Registration Statement	Incorporated by reference to the Registrant’s April 26, 2004 S-4 Filing

4.3	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant’s May 6, 2004 S-4/A Filing

4.4	Purchase Agreement dated as of October 10, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s October 17, 2007 Form 8-K

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
Incorporated by reference to Exhibit 10.11 to the Registrant’s August 12, 2009 Form 8-K

4.32	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between Bank of America, N.A., as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.12 to the Registrant’s August 12, 2009 Form 8-K

4.33	Additional Issuer Warrant Transaction Confirmation, dated as of August 7, 2009, between JPMorgan Chase Bank, National Association, London Branch, as dealer, and Rayonier Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s August 12, 2009 Form 8-K

4.34	Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014.	Incorporated by reference to Exhibit 4.1 to the Registrant’s May 22, 2014 Form 8-K

10.1	Rayonier 1994 Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2006 Form 10-Q

10.2	Form of Rayonier 1994 Incentive Stock Non-qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 1995 Form 10-K

10.3	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan), as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2007 Form 10-K

10.4	Rayonier Investment and Savings Plan for Salaried Employees*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 1997 Form 10-K

10.5	Retirement Plan for Salaried Employees of Rayonier Inc. effective as of March 1, 1994, Amended and Restated January 1, 2000 and Further Amended Through October 19, 2001*	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2002*	Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2003*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2003 Form 10-K

Exhibit No.	Description	Location
10.8	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated October 10, 2003*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2003 Form 10-K

10.9	Amendment to Retirement Plan for Salaried Employees effective as of January 1, 2004 dated December 15, 2003*	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2003 Form 10-K

10.10	Amendment to Retirement Plan for Salaried Employees effective as of August 1, 2013 dated July 18, 2013*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2013 Form 10-Q

10.11	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.12	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.13	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2010 Form 10-Q

10.14	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2010 Form 10-Q

10.15	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.9 to the Registrant’s June 30, 2014 Form 10-Q

10.16	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.17	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

10.18	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.19	Form of Rayonier Incentive Stock Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2013 Form 10-K

10.20	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2014 Equity Award Grant*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2013 Form 10-K

10.21	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant’s March 31, 2008 Proxy Statement

10.22	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.23	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

10.24	Annual Corporate Bonus Program*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2010 Form 10-K

Exhibit No.	Description	Location
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
Incorporated by reference to Exhibit 10.11 to the Registrant’s June 30, 2014 Form 10-Q

10.27	Agreement for the Sale and Purchase of Assets, dated July 15, 2005, between Rayonier New Zealand Limited, as seller, and Matariki Forests, as purchaser	Incorporated by reference to Exhibit 10.39 to the Registrant’s June 30, 2005 Form 10-Q

10.28	Description of Rayonier 2012 Performance Share Award Program*	Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2011 Form 10-K

10.29	Description of Rayonier 2013 Performance Share Award Program*	Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2012 Form 10-K

10.30	Description of Rayonier 2014 Performance Share Award Program*	Incorporated by reference to Exhibit 10.10 to the Registrant’s June 30, 2014 Form 10-Q

10.31	Election Form for the Performance Share Deferral Program	Incorporated by reference to Exhibit 10.5 to the Registrant’s June 30, 2010 Form 10-Q

10.32
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

10.33
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

10.34
Amended and Restated Guarantee Agreement dated October 11, 2012 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Guarantors, and Credit Suisse AG as Administrative Agent
Incorporated by reference to Exhibit 10.2 to the Registrant’s October 17, 2012 Form 8-K

10.35
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

10.36
Term Credit Agreement dated December 17, 2012 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Borrowers, COBANK, ACB, as Administrative Agent, COBANK, ACB, as Sole Bookrunner, and COBANK, ACB and FARM CREDIT EAST, ACA, as Joint Lead Arrangers
Incorporated by reference to Exhibit 10.1 to the Registrant’s December 19, 2012 Form 8-K

10.37	Compensation Arrangement for Lee M. Thomas and Paul G. Boynton*	Incorporated by reference to the Registrant’s December 16, 2011 Form 8-K

Exhibit No.	Description	Location
10.38	Contribution, Conveyance and Assumption Agreement, dated as of July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC relating to the Restructuring.	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2010 Form 10-Q

10.39	Purchase and Sale Agreement dated as of September 16, 2011 between Joshua Timberlands LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2011 Form 10-Q

10.40	Purchase and Sale Agreement dated as of September 16, 2011 between Oklahoma Timber, LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2011 Form 10-Q

10.41	Summary of Bonus Award to Charles Margiotta*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2013 Form 10-Q

10.42	Form of Transaction Bonus Agreement and Schedule of Executive Officer Transaction Bonus Amounts*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2014 Form 10-Q

10.43	Trust Agreement for the Rayonier Inc. Executive Severance Pay Plan*	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K

10.44	Amendment to Trust Agreement for the Rayonier Inc. Executive Severance Plan*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2014 Form 10-Q

10.45
Amendment No. 1 to the Amended and Restated Five-Year Revolving Credit Agreement, dated as of May 6, 2014, among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, the lenders party thereto and Credit Suisse AG, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Registrant’s May 7, 2014 Form 8-K

10.46
First Amendment Agreement, dated as of May 6, 2014, among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, the lenders party thereto and CoBank ACB, as administrative agent, amending that certain Credit Agreement among such parties dated as of December 17, 2012
Incorporated by reference to Exhibit 10.2 to the Registrant’s May 7, 2014 Form 8-K

10.47	Agreement between Rayonier Advanced Materials, Inc. and Paul G. Boynton regarding special stock grant, dated May 28, 2014*	Incorporated by reference to Exhibit 10.1 to the Registrant’s May 30, 2014 Form 8-K

10.48	Transition Services Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2014 Form 8-K

10.49	Tax Matters Agreement, dated as of June 27, 2014, by and among Rayonier Inc., Rayonier Advanced Materials Inc., Rayonier TRS Holdings Inc. and Rayonier A.M. Products Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2014 Form 8-K

10.50	Employee Matters Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2014 Form 8-K

10.51	Intellectual Property Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

10.52	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2014 Form 10-Q

12	Statements re computation of ratios	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24	Powers of attorney	Filed herewith

Exhibit No.	Description	Location
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from our Annual Report on Form
10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012; (ii) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012; and (iv) the Notes to the Consolidated Financial Statements.
Filed herewith

* Management contract or compensatory plan.
** Certain schedules and similar attachments have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rayonier will furnish supplemental copies of any such schedules or attachments to the U.S. Securities and Exchange Commission upon request.